Form 10-Q
period 1995-03-31
ONE LIBERTY PROPERTIES INC
filed 1995-05-12
CIK 712770

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC   20549

                            Form 10-Q

[X]       Quarterly Report Pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934

           For the quarterly period ended March 31, 1995
                                    OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    Commission File Number 0-11083

                    ONE LIBERTY PROPERTIES, INC.
      (Exact name of registrant as specified in its charter)

                      MARYLAND                      13-3147497
       (State or other jurisdiction of       (I.R.S. Employer
        incorporation or organization)     Identification Number)

     60 Cutter Mill Road, Great Neck,   New York         11021
      (Address of principal executive offices)       (Zip Code)

Registrant's telephone number including area code:(516) 466-3100

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

     As of May 5, 1995, the Registrant had 1,404,119 shares
        of Common Stock and 808,776 shares of Redeemable
          Convertible Preferred Stock outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes __X__     No _____

Part I - FINANCIAL INFORMATION
Item 1.   Financial Statements

               ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                 March 31,           December 31,
                                 1995                  1994
                               __________          ____________

                                 (Unaudited)

Assets
  Real estate investments,
   at cost-(Note 3):
     Land                         $ 6,535,552         $ 3,586,317
     Buildings                     15,099,461           8,163,951
                                  __________           __________

                                   21,635,013          11,750,268
Less accumulated depreciation         853,492             753,734
                                  __________           __________

                                   20,781,521          10,996,534

  Mortgages receivable-less
   unamortized discount-
   (substantially all from
   related parties)-(Note 3)       7,163,752           13,988,031
  Senior secured note receivable-
   less unamortized discount-
   (related party)                 1,753,202            2,108,193
  Cash and cash equivalents        2,401,163            2,701,456
  Unbilled rent receivable           154,852              173,547
  Rent, interest and other
   receivables                       354,839              360,599
  Investments in BRT Realty Trust-
    (related party)- (Note 6)        108,924            3,219,481
  Investment in U.S. Government
   obligations
   and securities-(Note 6)         2,322,065            3,972,256
  Other                               86,915              132,676
                                  ___________         ___________

       Total assets              $35,127,233          $37,652,773
                                 ============         ===========


Liabilities and Stockholders' Equity
  Liabilities:
   Mortgages payable              $ 4,217,562        $ 6,983,647
   Accounts payable and
    accrued expenses                  188,382            198,890
   Dividends payable                  498,400            498,400
                                    _________         __________
   Total liabilities                4,904,344          7,680,937
                                    _________          _________

Redeemable convertible
  preferred stock, $1 par
  value; $1.60 cumulative
  annual dividend;
  2,300,000 shares authorized;
  808,776 shares issued;
  liquidation and redemption
  values of $16.50                 12,681,946         12,643,998
                                   __________         __________
Stockholders' equity:
  Common stock, $1 par value;
  25,000,000 shares authorized;
  1,404,119 and 1,399,199 shares
  issued and outstanding            1,404,119          1,399,119
Paid-in capital                    13,235,786         13,233,109
Net unrealized loss on
 available- for-sale
 securities-(Note 6)                  (72,846)           (34,913)
Accumulated undistributed
 net income                         2,973,884          2,730,523
                                  ___________         __________
  Total stockholders' equity       17,540,943         17,327,838
                                   __________         __________
  Total liabilities and
   stockholders' equity           $35,127,233        $37,652,773
                                  ===========        ===========

See accompanying notes to consolidated financial statements.

                 ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                               (Unaudited)
                                          Three Months Ended
                                              March 31,

                                        1995             1994
Revenues:
  Rental income                     $ 566,597          $  178,248
  Interest from related parties       495,335             614,444
  Dividends from related party         13,940              67,500
  Interest and other income           141,316              86,634
                                    _________          __________
                                    1,217,188             946,826
                                    _________          __________

Expenses:
  Depreciation                         99,758              23,279
  Interest - mortgages payable        144,489              70,564
  Management fee-(Note 4)                 --               23,671
  Leasehold rent-(Note3)               64,980                  --
  General and adminstrative           157,020              93,615
                                      _______             _______
                                      466,247             211,129
                                    _________             _______

Operating income                      750,941             735,697

Loss on sale of investments           ( 9,180)                 --
                                     ________           _________
Net income                           $741,761           $ 735,697
                                     ========           =========

Calculation of net income
  applicable to common
  stockholders:
Net income                           741,761            $ 735,697
  Less: dividends and accretion
  on preferred stock                 361,458              361,006
                                     _______            _________
Net income applicable to common
  stockholders                     $ 380,303            $ 374,691
                                   =========            =========

Weighted average number of
  common shares outstanding        1,399,231            1,338,619
                                   =========            =========

Net income per common share
  (Note 2):
  Operating income                 $     .28             $    .28
  Loss on sale of investments         (  .01)                 .--
                                   _________             ________
  Net income                       $     .27             $    .28
                                   =========             ========

Cash distributions per share
  (Note 5):
  Common Stock                     $     .125            $    .10
                                   ==========            ========
  Preferred Stock                  $     .40             $    .40
                                   =========             ========

See accompanying notes to consolidated financial statements.
/TABLE

                ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                     Three Months Ended March 31,
                                           1995           1994
Cash flows from operating activities:
  Net income                         $  741,761          $735,697
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
  Loss on sale of investments             9,180                --
  Depreciation and amortization         116,322            34,840
  Changes in assets and
   liabilities:
  Decrease(increase) in rent, interest and
   other receivables                     53,652          (45,657)
  Decrease (increase) in accounts
   payable and accrued expenses          (10,508)          19,168
                                       _________         ________

    Net cash provided by operating
     activities                          910,407          744,048
                                       _________         ________

Cash flows from investing activities:
  Costs of acquisition of real estate
   and mortgage receivable from Gould
   Investors L.P.-related party           (90,514)             --
  Collection of mortgages receivable-
    (including $35,957 and $33,177
    from related parties)                  41,777          37,399
  Collection of senior secured note
   receivable-BRT Realty Trust-related    354,991         282,532
   party
Sale of U.S. Government obligations
    and securities, net                 1,701,906         817,523
                                        _________       _________
     Net cash provided by
       investing activities             2,008,160       1,137,454
                                        _________        ________

Cash flows from financing activities:
 Satisfaction of mortgage payable     (2,753,700)            --
 Repayment of mortgage payable           (12,385)            --
 Exercise of stock options                45,625             --
 Cash distributions-common stock        (174,890)       (133,862)
 Cash distributions-preferred stock     (323,510)       (323,510)
                                         _________       ________

    Net cash used in financing
     activities                       (3,218,860)       (457,372)
                                        __________      _________
  Net (decrease) increase in cash and
    cash equivalents                    (300,293)      1,424,130

Cash and cash equivalents at
   beginning of period                 2,701,456         947,797
                                       __________       _________

Cash and cash equivalents at end
 of period                            $2,401,163      $2,371,927
                                       ==========       =========

See accompanying notes to consolidated financial statements.
/TABLE

               ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited) (continued)


                                     Three Months Ended March 31,
                                         1995             1994
                                         _____             ____

Supplemental disclosures of
  cash flow information:
  Cash paid during the period for
   interest expense                   $     168,100      $70,564

Supplemental schedule of noncash
  investing and financing
  activities:
   Accretion on preferred stock              37,498       37,496

   Acquisition of real estate and
    mortgage receivable from Gould
    Investors L.P.-related party         (9,861,729)          --
   Payment for acquisition from Gould
    Investors L.P.:
    Extinguishment of mortgage receivable 6,850,000           --
    Transfer of BRT preferred stock       2,455,355           --
    Transfer of BRT common stock            556,374           --

   See accompanying notes to consolidated financial statements.
/TABLE

                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 For the three month period ended March 31, 1995
                       and the year ended December 31, 1994
                                   (Unaudited)
                                   Net
                                   Unrealized
                                   loss on     Accumulated
                  Common  Paid-in  Available-  Undistributed
                  Stock   Capital  for-Sale    Net Income   Total
                  ______  _______  ___________ ____________ _____
Balances,
 January 1,
 1994           $1,338,619 $12,854,707 $ - $2,336,775 $16,530,101

Net income         -          -          -  2,861,137   2,861,137

Distributions-
 common stock      -          -          - (1,173,347)(1,173,347)
Distributions-
 preferred stock   -          -          - (1,294,042)(1,294,042)
Accretion on
 preferred stock   -         (150,661)   -      -       (150,661)
Exercise of options  60,500   529,063                    589,563
Net unrealized loss
 on available-for-sale
 securities         -          -    (34,913)    -       ( 34,913)

           _________   __________    _____  _________  __________


Balances,
 December
 31, 1994  1,399,119   13,233,109   (34,913)2,730,523 17,327,838

Net income         -           -         -   741,761     741,761
Distributions-
 common stock      -           -         -  (174,890)   (174,890)
Distributions-
 preferred stock   -           -         -  (323,510)   (323,510)


Accretion on
 preferred stock   -     ( 37,948)       -     -         (37,948)
Exercise of
 options       5,000       40,625                         45,625
Net unrealized
 loss on
 available-for-
 sale-securities   -           -     (37,933)  -         (37,933)

                _________   _________ ______  _________ _________
Balances,
 March 31,
 1995      $1,404,119 $13,235,786 $(72,846)$2,973,884 $17,540,943
           ========== =========== ======== ========== ===========

See accompanying notes to consolidated financial statements.

          One Liberty Properties, Inc. and Subsidiaries
          Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation


The accompanying interim unaudited consolidated financial state-ments as of March 31, 1995 and for the three months ended March 31, 1995 and 1994 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for such interim periods. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results for the full year.

The consolidated financial statements include the accounts of One
Liberty Properties, Inc. and its wholly-owned subsidiaries.
Material intercompany items and transactions have been eliminated. One Liberty Properties, Inc. and its subsidiaries are hereinafter referred to as the Company.

These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form
10-K for the year ended December 31, 1994.

Note 2 - Per Share Data

Primary earnings per common share data is based upon the weighted average number of common shares and assumed equivalent shares outstanding during the period, after giving effect to the dividends and accretion relating to the Company's preferred stock. The preferred stock is not considered a common stock equivalent for the purposes of computing earnings per share.

The assumed exercise of outstanding stock options, using the treasury stock method, is not materially dilutive or is anti-dilutive for the primary common share computation for the three month periods ended March 31, 1995 and 1994. Fully diluted earnings per common share are based on an increase in the number of common shares that would be outstanding assuming the exercise of common share options. Since fully diluted earnings per share amounts are not materially dilutive, such amounts are not presented.


Note 3 -  Acquisition of Real Estate and Mortgage Receivable from
          Related Party

On January 19, 1995, the Company acquired, in a single transaction, sixteen net lease real estate properties (including the reacquisition of thirteen retail locations net leased to Total Petroleum) and one mortgage receivable from Gould Investors L.P., ("Gould") a related party. The properties are all net leased on a long term basis to third parties with current expirations ranging from 2004 to 2051, and have certain tenant renewal rights. The consideration paid for the properties was comprised of (i) the extinguishment of a $6,850,000 mortgage loan which the Company held on the thirteen Total Petroleum properties and (ii) 1,030,000 restricted convertible preferred shares of BRT Realty Trust ("BRT"), a related party, and 173,719 Beneficial Shares of BRT owned by the Company. The closing price of the BRT Beneficial Shares on the New York Stock Exchange on January 19, 1995 (the date of the transaction) was $3 5/8. The preferred shares do not trade publicly. The Company's Board of Directors received prior to and as a condition to consummation of the transaction analyses of the sixteen properties acquired and an opinion from an independent investment banker relating to the fairness of the transaction from a financial point of view. The Company recorded the assets acquired at the carrying amount of the assets exchanged (plus transaction costs), resulting in a reclassification from investments in BRT and mortgages receivable to real estate investments, at cost. The minimum future rentals to be received on the operating leases over the next five years are $,287,000 during the year ending December 31, 1995; $1,362,000 in 1996; $1,388,000 in 1997; $1,415,000 in 1998; and
$1,443,000 in 1999. Annual fixed ground rent payable by the Company on one of the properties is $289,000 through April 30, 2010.


Note 4 -  Management Agreement

On December 31, 1994, the management agreement was terminated and on January 1, 1995, the Company became self-managed. Prior to that date, the Company was managed by an entity ("Manager") controlled by the Chairman and Vice Chairman of the Company's Board of Directors, and its President, all of whom are officers of the managing general partner of Gould. The Manager was entitled to an annual fee, payable quarterly, equal to 2.5% of the Company's gross revenues, subject to limitations (as defined in the management agreement). Such fees amounted to $23,671 during the three months ended March 31, 1994. Starting January 1, 1995, the Company will incur payroll and payroll related costs for its President.

Gould charged the Company $88,384 and $37,374 during the three months ended March 31, 1995 and 1994, respectively, for allocated general and administrative expenses and payroll based on time incurred by various employees, as well as payroll costs for the Company's President.


Note 5 - Preferred and Common Stock Dividend Distributions

On March 3, 1995 the Board of Directors declared quarterly cash distributions of $.125 and $.40 per share on the Company's common and preferred stock, respectively, payable on April 3, 1995 to stockholders of record on March 15, 1995.

Note 6 - Investments in Debt and Equity Securities

In May 1993, the Financial Accounting Standards Board issued SFAS #115, "Accounting for Certain Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993.
The SFAS addresses accounting and reporting for (i) investments in equity securities that have readily determinable fair values and (ii) all investments in debt securities. The Company has determined in accordance with SFAS #115 that its investment in BRT's Beneficial Shares and its investment in U.S. Government obligations and securities are "available-for-sale" securities. The accounting treatment of such securities is fair value, with unrealized holding gains and losses excluded from earnings and reported as a separate component of shareholders' equity.

The Company's investment in 30,048 Beneficial Shares of BRT, purchased at a cost of $97,656 has a fair market value at March 31, 1995 of $108,924, resulting in an unrealized holding gain of $11,268. The cost basis of the Company's investment in U.S. Government obligations and securities, which mature principally during the years 2001 to 2022, is $2,406,179 and the fair value is $2,322,065. The resulting unrealized holding loss of $84,114 less the $11,268 unrealized holding gain on the BRT Beneficial Shares is included as a separate component of shareholders' equity.


Note 7 -  Stock Options

Options to purchase a total of 5,000 shares of the Company's common stock at $9.125 per share were exercised in March 1995.

The options had been granted in June 1991 under the 1989 Stock
Option
Plan.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 1995, the Company's primary source of liquidity was approximately $2,401,000 in cash and $2,322,000 in investments in U.S. Government obligations and securities. At the end of 1994, the Company had approximately $2,701,000 in cash and $3,972,000 in U.S. Government obligations and securities. The decrease of approximately $1,950,000 in liquidity since December 31, 1994 is primarily the result of the satisfaction of a mortgage payable offset by (i) amortization of mortgages receivable and (ii) net cash provided by operating activities after cash distributions payable on the Company's common and preferred stock.

The Company is currently in discussions concerning the acquisition of net leased properties. In management's judgement, cash provided from operations and the Company's cash position and holdings in marketable government securities will provide adequate funds for cash distributions to shareholders and operating expenses and funds for a few investment opportunities. It will continue to be the Company's policy to make sufficient cash distributions to share holders in order for the Company to maintain its real estate investment trust status under the Internal Revenue Code.

In connection with the lease agreement consummated in 1991 with Total Petroleum, Inc. ("Total Petroleum") the Company agreed to expend certain funds to remediate environmental problems discovered at certain locations that were net leased to Total Petroleum by the Company. It was agreed that the cost to the Company would not exceed $350,000 per location, with any excess cost being the responsibility of Total Petroleum. At that time the Company deposited $2,000,000 with an independent escrow agent to insure compliance by the Company with its obligations with respect to the environmental clean up. The escrow agent held approximately $1,206,000 as of March 31, 1995 which the Company deems adequate to cover any additional environmental costs.

The Michigan Underground Storage Tank Fund Administration
("MUSTFA") reimburses qualified companies for environmental costs incurred in "clean up" associated with underground storage tanks.
To date, the Company has received or accrued approximately
$560,000 regarding this fund. The Company cannot estimate at this time the aggregate amount which will be reimbursed by MUSTFA.


Results of Operations

Three months ended March 31, 1995 and 1994

Total revenues increased to $1,217,188 for the three months ended

March 31, 1995 from $946,826 for the three months ended March 31, 1994. Rental income increased to $566,597 in the current three month period from $178,248 during the prior three month period due to rents earned on (i) the properties acquired from Gould Investors L.P. ("Gould") in January 1995 (see Note 3 of Notes to Consolidated Financial Statements) and (ii) a property acquired in June 1994. Interest income from related parties decreased from $614,444 during the three months ended March 31, 1994 to $495,335 during the three months ended March 31, 1995, principally due to the extinguishment of a mortgage loan due from Gould as part of the aforementioned acquisition in January 1995. Dividends from related party decreased to $13,940 in the current three month period from $67,500 during the prior three month period due to the transfer of the preferred shares of BRT Realty Trust to Gould as part of the aforementioned acquisition.

Interest and other income increased to $141,316 during the three months ended March 31, 1995 from $86,634 during three months ended March 31, 1994. The increase is primarily due to an increase in amounts received or accrued from MUSTFA and an increase in interest on U.S. Government securities.

The increase in depreciation from $23,279 for three months ended March 31, 1994 to $99,758 for the three months ended March 31, 1995 was primarily a result of the depreciation on the properties acquired from Gould and a property acquired in June 1994. The increase in interest-mortgages payable to $144,489 in the current three month period from $70,564 in the prior three month period results from interest expense on a $4,250,000 mortgage loan obtained by the Company in connection with a property acquired in June 1994.

Effective January 1, 1995, the Company became self-managed thereby eliminating the management fee. See Note 4 of Notes to Consolidated Financial Statements for additional information.

In connection with the property acquisition from Gould the Company must pay annual fixed leasehold rent on one property of $289,000 through April 23, 2010.

General and administrative expenses increased during the three months ended March 31, 1995 to $157,020 from $93,615 during the three months ended March 31, 1994. The principal reasons for the increase was the increase of allocated charges from Gould for the three months ended March 31, 1995 of $88,834 (versus $37,374 for the three months ended March 31, 1994) principally because of allocated payroll charges based on additional time incurred by various employees due to the increase in the level of the Company's activities, as well as payroll costs for the Company's President.

Loss on sale of investments results from the sale of U.S.
Government obligations and securities and amounted to $9,180 during the three months ended March 31, 1995. There were no such gains or losses during the three months ended March 31, 1994.

                  Part II - Other Information



Item 6. - Exhibits and Reports on Form 8-K

On February 2, 1995, the Company filed a Form 8-K regarding the purchase of sixteen net leased real estate properties and one mortgage receivable (the "Transaction") from Gould Investors,
L.P. ("Gould"), a related entity.

On March 15, 1995, the Company filed a Form 8 amending the Form
8-K filed on February 2, 1995. The Form 8 included the following financial statements:

1.   Audited Combined Statement of Revenues and Expenses of
     Certain Properties acquired from Gould for the three years ended September 30, 1994.

2. Unaudited Estimated Taxable Operating Results of the Company for the year ended December 31, 1994 giving effect to the Transaction.

3. Unaudited Pro Forma Condensed Consolidated Balance Sheet as of September 30, 1994 giving effect to the Transaction.

4.   Unaudited Pro Forma Condensed Consolidated Statement of
     Income for the year ended December 31, 1993 and nine months ended September 30, 1994 giving effect to the Transaction as of the beginning of the respective periods.

                 ONE LIBERTY PROPERTIES, INC.



                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   One Liberty Properties, Inc.
                                   ----------------------------
                                           (Registrant)




 May 12, 1995                      /s/ Matthew Gould
 ------------                      -----------------
 Date                              Matthew Gould
                                   President





 May 12, 1995                      /s/ David W. Kalish
 ------------                      --------------------
 Date                              David W. Kalish
                                   Vice President and
                                   Chief Financial Officer