Form 10-Q
period 1995-06-30
ONE LIBERTY PROPERTIES INC
filed 1995-08-11
CIK 712770

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC   20549

                                 Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1995

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


Registrant's telephone number, including area code:(516) 466-3100

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

     As of August 4, 1995, the Registrant had 1,416,119 shares
        of Common Stock and 808,776 shares of Redeemable
          Convertible Preferred Stock outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X     No
                                 ___


Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements


               ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                        June 30,     December 31,
                                          1995          1994
                                        (Unaudited)
Assets
  Real estate investments, at cost
     Land                              $ 6,815,420  $ 3,586,317
     Buildings                          16,218,931    8,163,951
                                       ___________   __________
                                        23,034,351   11,750,268
       Less accumulated depreciation       960,477      753,734
                                       ___________   __________
                                        22,073,874   10,996,534
  Mortgages receivable-less unamortized
     discount-(substantially all from
     related parties)-(Note 3)           7,121,696   13,988,031
  Senior secured note receivable-
     less unamortized discount-
     (related party)                     1,484,319    2,108,193
 Cash and cash equivalents               2,064,314    2,701,456
  Unbilled rent receivable                 130,157      173,547
  Rent, interest and other receivables     186,817      360,599
  Investments in BRT Realty Trust-
    (related party)- (Note 6)              127,704    3,219,481
  Investment in U.S. Government
     obligations and securities -
     (Note 6)                            2,248,292    3,972,256
  Other                                     93,485      132,676
                                        ___________   _________

       Total assets                     $35,530,658 $37,652,773
                                        =========== ===========
Liabilities and Stockholders' Equity
  Liabilities:
     Mortgages payable                  $ 4,204,903 $ 6,983,647
     Accounts payable and accrued
     expenses                               202,865     198,890
     Dividends payable                      744,746     498,400
                                        ___________ ___________
     Total liabilities                    5,152,514   7,680,937
                                        ___________  __________

Redeemable convertible preferred
     stock, $1 par value; $1.60
     cumulative annual dividend;
     2,300,000 shares authorized;
     808,776 shares issued; liquidation
     and redemption values of $16.50      12,720,008  12,643,998
                                         ___________  __________
  Stockholders' equity:
     Common stock, $1 par value;
      25,000,000 shares authorized;
      1,416,119 and 1,399,119
      shares issued outstanding           1,416,119   1,399,119
     Paid-in capital                     13,295,224  13,233,109
     Net unrealized loss on available-
      for-sale securities-(Note 6)          (22,331)    (34,913)
     Accumulated undistributed net
      income                              2,969,124   2,730,523
                                         __________  __________
        Total stockholders' equity       17,658,136  17,327,838
                                         __________  __________
        Total liabilities and
        stockholders' equity            $35,530,658 $37,652,773
                                        =========== ===========



See accompanying notes to consolidated financial statements.

                 ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                    Three Months Ended    Six Months Ended
                         June 30,             June 30,
                    __________________    __________________
                      1995        1994        1995      1994

Revenues:
  Rental income     $ 664,423   $ 203,864  $1,231,020  $ 382,112
  Interest from
   related parties    418,440     536,459     913,775  1,150,903



  Dividends from
   related party          --       67,500      13,940    135,000
  Interest and other
   income              95,075     144,073     236,391    230,707
                     ________    ________   _________   ________


                    1,177,938     951,896   2,395,126  1,898,722
                    _________    ________   _________  _________



Expenses:
  Depreciation        106,985      26,240     206,743     49,519
  Interest -
   mortgages payable   92,075      87,249     236,564    157,813
  Management fee(Note 4)   --      23,797          --     47,468
  Leasehold rent       74,997          --     139,977         --
    (Note 3)
  General and
    administrative    161,729     114,330     318,749    207,945
                     ________    ________    ________   ________

                      435,786     251,616     902,033    462,745
                     ________    ________    ________   ________
Operating income      742,152     700,280   1,493,093  1,435,977

Loss on sale
  of investments      ( 2,165)    (43,828)    (11,345)   (43,828)
                    __________    _______   __________ _________
Net income         $  739,987    $656,452  $1,481,748 $1,392,149
                    ==========   ========  =========== =========



Calculation of net
  income applicable to
  common stockholders:
Net income         $  739,987    $656,452  $1,481,748 $1,392,149
Less: dividends
  and accretion on
  preferred stock     361,572     361,119     723,030    722,125
                    _________     _______    ________  _________

Net income
  applicable
  to common
  stockholders    $   378,415    $295,333   $ 758,718  $ 670,024
                  ===========    ========   =========  =========
Weighted average
   number of
   common shares
   outstanding      1,405,586   1,339,847   1,402,436  1,339,233
                   ==========   =========   =========  =========

Net income per
  common share
  (Note 2):
  Operating
   income          $       .27  $     .25   $     .55 $     .53
  Loss on
   sale of
   investments               -  $    (.03)       (.01)     (.03)
                   ____________ _________   __________ ________
  Net income       $       .27  $     .22   $     .54 $     .50
                   ============ =========   ========= =========
Cash distributions
  per share:
  Common Stock     $       .30  $    .125   $    .425 $    .225
                   ===========  =========   ========= =========
  Preferred Stock  $       .40  $     .40   $     .80 $     .80
                   ===========  =========   ========= =========


  See accompanying notes to consolidated financial statements.
/TABLE

         ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                 Six Months Ended June 30,
                                    1995               1994
                                 _______          _________
Cash flows from operating
   activities:
  Net income                     $1,481,748       $1,392,149
  Adjustments to reconcile
    net income to net
    cash provided by
    operating activities:
     Loss on sale of
      investments                    11,345           43,828
     Depreciation and
      amortization                  228,325           72,643
     Changes in assets and
      liabilities:
      Decrease (increase) in rent,
        interest and other
        receivables                 246,369         (118,315)
      Decrease in accounts
      payable and accrued
         expenses                     3,975           70,535
                                  _________        __________
       Net cash provided by
         operating
         activities               1,971,762        1,460,840
                                  _________        _________

Cash flows from investing
  activities:
  Additions to real estate       (1,399,338)      (5,549,182)
  Costs of acquisition of
   real estate and mortgage
   receivable from Gould
   Investors L.P.-related party   (  90,514)              --
  Collection of mortgages
    receivable-
    (including $72,635 and
    $166,933                        83,833           173,318
    from related parties)

  Collection of senior secured
    note receivable-BRT Realty
    Trust-related party            623,874           379,865
  Sale of U.S. Government
    obligations
    and securities, net          1,805,249           548,764

  Other                         (   11,588)               --

                                 ___________        _________

       Net cash provided by
         (used in) investing
         activities              1,011,516        (4,447,235)
                                ___________        _________
Cash flows from financing
   activities:
  Proceeds from mortgage
   payable                              --         4,250,000
  Satisfaction of mortgage
   payable                      (2,753,700)               --
  Repayment of mortgage
   payable                         (25,044)               --
  Payment of financing costs             --         (100,355)
  Exercise of stock options        155,125            59,313
  Cash distributions-common
   stock                          (349,781)        (267,724)
  Cash distributions-preferred
   stock                          (647,020)        (647,020)
                                 __________        _________
       Net cash (used in)
         provided by
         financing activities   (3,620,420)       3,294,214
                                 _________         _________

       Net (decrease) increase
          in cash and cash
          equivalents            (637,142)         307,819
Cash and cash equivalents at
  beginning of period            2,701,456          947,797
                                  ________        _________
Cash and cash equivalents at
  end of period                 $2,064,314       $1,255,616
                                ==========        ==========

 See accompanying notes to consolidated financial statements.
/TABLE

              ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited) (continued)


                                     Six Months  Ended June 30,
                                       1995             1994
                                       ____             ____


Supplemental disclosures of
  cash flow information:
   Cash paid during the period for
     interest expense                $260,268          $157,813

Supplemental schedule of noncash
    investing and financing
    activities:
    Accretion on preferred stock       76,010           75,105


    Acquisition of real estate and
    mortgage receivable from
    Gould Investors L.P.-
    related party                  (9,861,729)              --

    Payment for acquisition from
    Gould Investors L.P.:
     Extinguishment of mortgage
          receivable                6,850,000               --
     Transfer of BRT preferred
          stock                     2,455,355               --
     Transfer of BRT common
          stock                       566,374               --









 See accompanying notes to consolidated financial statements.


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 For the six month period ended June 30, 1995
                       and the year ended December 31, 1994
                                   (Unaudited)

                                Net
                             Unrealized
                              loss on         Accumulated
            Common   Paid-in Available-for-   Undistributed
            Stock    Capital Sale Securities  NetIncome     Total

Balances,
  January 1,
   1994     $1,338,619 $12,854,707 $  -    $2,336,775 $16,530,101

Net income       -         -          -     2,861,137   2,861,137

Distributions
  -common
   stock         -         -          -   (1,173,347) (1,173,347)
Distributions
  -preferred
   stock         -         -          -   (1,294,042) (1,294,042)
Accretion on
  preferred
  stock          -        (150,661)   -         -       (150,661)
Exercise of
  options       60,500     529,063    -                  589,563
Net unrealized
  loss on avail-
  able-for-sale-
  securities     -         -        (34,913)    -        (34,913)
            __________  ___________ ______ __________ ___________


Balances,
  December
    31,
   1994   1,399,119  13,233,109 (34,913)2,730,523 17,327,838

Net income       -          -         -    1,481,748   1,481,748
Distributions
  -common
  stock          -          -         -    (596,127)    (596,127)
Distributions
  -preferred
   stock         -          -         -    (647,020)    (647,020)

Accretion on
   preferred
   stock         -         (76,010)   -         -        (76,010)


Exercise of
  stock
  options     17,000       138,125                        155,125
Net unrealized
  gain on
 available
 -for- sale-
 securities      -           -        12,582     -        12,582
              ________   __________  ________ ________  _________

Balances,
  June
  30,
  1995    $1,416,119  $13,295,224 $(22,331)$2,969,124 $17,658,136
          ==========  =========== ======== ========== ===========


See accompanying notes to consolidated financial statements.

/TABLE

                 One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements



Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 1995 and for the six and three months ended June 30, 1995 and 1994 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for such interim periods.
The results of operations for the six and three months ended June 30, 1995 are not necessarily indicative of the results for the full year.

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

The assumed exercise of outstanding stock options, using the treasury stock method, is not materially dilutive or is anti-dilutive for the primary common share computation for the six and three month periods ended June 30, 1995 and 1994. Fully diluted earnings per common share are based on an increase in the number of common shares that would be outstanding assuming the exercise of common share options. Since fully diluted earnings per share amounts are not materially dilutive, such amounts are not presented.

Note 3 - Acquisition of Real Estate and Mortgage Receivable from
         Related Party

On January 19, 1995 the Company acquired, in a single transaction, sixteen net lease real estate properties (including the reacquisition of thirteen retail locations net leased to Total Petroleum) and one mortgage receivable from Gould Investors L.P., ("Gould") a related party. The properties are all net leased on a long term basis to third parties with current expirations ranging from 2004 to 2051, and have certain tenant renewal rights. The consideration paid for the properties was comprised of (i) the extinguishment of a $6,850,000 mortgage loan which the Company held on the thirteen Total Petroleum properties and (ii) 1,030,000 restricted convertible preferred shares of BRT Realty Trust ("BRT"), a related party, and 173,719 Beneficial Shares of BRT owned by the Company. The closing price of the BRT Beneficial Shares on the New York Stock Exchange on January 19, 1995 (the date of the transaction) was $3.625. The preferred shares of BRT do not trade publicly. The Company's Board of Directors received prior to and as a condition to consummation of the transaction analyses of the sixteen properties acquired and an opinion from an independent investment banker relating to the fairness of the transaction from a financial point of view. The Company recorded the assets acquired at the carrying amount of the assets exchanged (plus transaction costs), resulting in a reclassification from investments in BRT and mortgages receivable to real estate investments, at cost. The minimum future rentals to be received on the operating leases over the next five years are $1,287,000 during the year ending December 31, 1995; $1,362,000 in 1996; $1,388,000 in 1997; $1,416,000 in 1998; and
$1,444,000 in 1999. Annual fixed ground rent payable by the Company on one of the properties is $289,000 through April 30, 2010.



Note 4 - Management Agreement

On December 31, 1994, the management agreement was terminated and on January 1, 1995, the Company became self-managed. Prior to that date, the Company was managed by an entity ("Manager") controlled by the Chairman and Vice Chairman of the Company's Board of Directors, and its President, all of whom are officers of the managing general partner of Gould. The Manager was entitled to a base annual fee, payable quarterly, equal to 2.5% of the Company's gross revenues, subject to limitations (as defined in the management agreement). Such fees amounted to $47,468 during the six months ended June 30, 1994.

Gould charged the Company $190,035 and $87,442 during the six months ended June 30, 1995 and 1994, respectively, for allocated general and administrative expenses and payroll based on time incurred by various employees, as well as payroll and payroll related costs for the Company's President starting January 1, 1995.

                  One Liberty Properties, Inc. and Subsidiaries
                    Notes to Consolidated Financial Statements
                                   (Continued)


Note 5 - Preferred and Common Stock Dividend Distributions

On June 9, 1995 the Board of Directors declared quarterly cash distributions of $.30 and $.40 per share on the Company's common and preferred stock, respectively, payable on July 6, 1995 to stockholders of record on June 20, 1995.

Note 6 -  Investments in Debt and Equity Securities

In May, 1993, the Financial Accounting Standards Board issued SFAS #115, "Accounting for Certain Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. The SFAS addresses accounting and reporting for (i) investments in equity securities that have readily determinable fair values and (ii) all investments in debt securities. The Company has determined in accordance with SFAS #115 that its investment in Beneficial Shares of BRT and its investment in U.S. Government obligations and securities are "available-for-sale" securities. The accounting treatment of such securities is fair value, with unrealized holding gains and losses excluded from earnings and reported as a separate component of shareholders' equity.

The Company's investment in 30,048 Beneficial Shares of BRT, purchased at a cost of $97,656 has a fair market value at June 30, 1995 of $127,704, resulting in an unrealized holding gain of $30,048. The cost basis of the Company's investment in U.S. Government obligations and securities, which mature principally during the years 2001 to 2022, is $2,300,670 and the fair value is $2,248,291. The resulting unrealized holding loss of $52,379 less the $30,048 unrealized holding gain on the BRT Beneficial Shares is included as a separate component of shareholders' equity.

Note 7 -  Stock Options

Options to purchase a total of 17,000 shares of the Company's common stock at $9.125 per share were exercised in March and June
1995.  The options had been granted under the 1989 Stock Option
Plan as follows: 5,000 in June 1991 and 12,000 in March 1993.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations



Liquidity and Capital Resources

At June 30, 1995, the Company's primary source of liquidity was approximately $2,064,000 in cash and $2,248,000 in investments in U.S. Government obligations and securities. At the end of 1994, the Company had approximately $2,701,000 in cash and $3,972,000 in U.S. Government obligations and securities. The decrease of approximately $2,361,000 in liquidity since December 31, 1994 is primarily the result of the purchase of a net leased property for cash of approximately $1,400,000 located in Iowa and the satisfaction of a mortgage payable offset by (i) amortization of mortgages and a note receivable and (ii) net cash provided by operating activities after payment of cash distributions on the Company's common and preferred stock.

The Company is currently in discussions concerning the acquisition of other net leased properties. In management's judgement, cash provided from operations, the Company's cash position and holdings in marketable government securities will provide adequate funds for cash distributions to shareholders, operating expenses and funds for a few investment opportunities. It will continue to be the Company's policy to make sufficient cash distributions to shareholders in order for the Company to maintain its real estate investment trust status under the Internal Revenue Code.

In connection with the lease agreements with Total Petroleum, Inc. ("Total Petroleum") consummated in 1991, the Company agreed to expend certain funds to remediate environmental problems discovered at certain locations that were net leased to Total Petroleum. It was agreed that the net cost to the Company would not exceed $350,000 per location, with any excess cost being the responsibility of Total Petroleum. At that time the Company deposited $2,000,000 with an independent escrow agent to insure compliance by the Company with its obligations with respect to the environmental clean up. The escrow agent held approximately $1,392,000 as of June 30, 1995 which the Company deems adequate to cover any additional environmental costs.

The Michigan Underground Storage Tank Fund Administration ("MUSTFA") has been reimbursing qualified companies for environmental costs incurred in "clean up" associated with underground storage tanks. In 1995, the Company received or accrued approximately $60,000 regarding this fund. The Company cannot estimate the amount, if any, which will be reimbursed by MUSTFA in the future due to a currently contemplated termination of the program.

Results of Operations

Six and three months ended June 30, 1995 and 1994

Total revenues increased to $2,395,126 and $1,177,938 for the six and three months ended June 30, 1995 from $1,898,722 and $951,896 for the six and three months ended June 30, 1994. Rental income increased to $1,231,020 and $664,423 in the current six and three month periods from $382,112 and $203,864 during the prior six and three month periods primarily due to rents earned on (i) the properties acquired from Gould Investors L.P. ("Gould") in January 1995 (see Note 3 of Notes to Consolidated Financial Statements) and (ii) a property acquired in June 1994. Interest income from related parties decreased from $1,150,903 and $536,459 during the six and three month periods ended June 30, 1994 to $913,775 and $418,440 during the six and three month periods ended June 30, 1995, principally due to the extinguishment of a mortgage loan due from Gould as part of the aforementioned acquisition in January 1995. Dividends from related party decreased to $13,940 in the current six month period from $135,000 during the prior six month period due to the transfer of the preferred shares of BRT Realty Trust to Gould as part of the aforementioned acquisition.

Interest and other income decreased to $95,075 during the three months ended June 30, 1995 from $144,073 during the three months ended June, 1994. The decrease is primarily due to a decrease in amounts received or accrued from MUSTFA from the comparable three month period in the prior year.

The increase in depreciation from $49,519 and $26,240 for the six and three month periods ended June 30, 1994 to $206,743 and $106,985 for the six and three month periods ended June 30, 1995 was primarily a result of depreciation on the properties acquired from Gould and a property acquired in June 1994. The increase in interest-mortgages payable to $236,564 and $92,075 in the current six and three month periods from $157,813 and $87,249 in the prior six and three month periods results from interest expense on a $4,250,000 mortgage loan obtained by the Company in connection with a property acquired in June 1994, offset in part in the current three month period by the elimination of interest paid on a $2,753,700 mortgage loan which was fully repaid in March 1995.

Effective January 1, 1995, the Company became self-managed thereby eliminating the management fee. See Note 4 of Notes to Consolidated Financial Statements for additional information.

In connection with the property acquisition from Gould the Company must pay annual fixed leasehold rent on one property of $289,000 through April 30, 2010.

General and administrative costs increased during the six and three months ended June 30, 1995 to $318,749 and $161,729 from $207,945 and $114,330 during the six and three months ended June 30, 1994. The increase is substantially due to an increase in expenses allocated by Gould principally caused by allocated payroll charges based on additional time incurred by various employees as the Company's level of activities increased, as well as payroll and related costs for the Company's President.

Loss on sale of investments results from the sale of U.S.
Government obligations and securities and amounted to $11,345 and $2,165 during the six and three months ended June 30, 1995.
During the six and three months ended June 30, 1994 such losses amounted to $43,828.

                     Part II - Other Information



Item 6. - Exhibits and Reports on Form 8-K

No Form 8-Ks were filed during the quarter ended June 30, 1995.

                           ONE LIBERTY PROPERTIES, INC.



                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           One Liberty Properties, Inc.
                                  (Registrant)




August 10, 1995           /s/ Matthew Gould
_______________           _________________
 Date                     Matthew Gould
                          President





August 10, 1995           /s/ David W. Kalish
_______________           ___________________
 Date                     David W. Kalish
                          Vice President and
                          Chief Financial Officer

                           ONE LIBERTY PROPERTIES, INC.



                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           One Liberty Properties, Inc.
                                  (Registrant)




August 10, 1995           /S/ Matthew Gould
_______________           _________________
 Date                     Matthew Gould
                          President





August 10, 1995          /S/ David W. Kalish
______________           __________________
 Date                     David W. Kalish
                          Vice President and
                          Chief Financial Officer