Form 10-Q
period 1995-09-30
ONE LIBERTY PROPERTIES INC
filed 1995-11-13
CIK 712770

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC   20549

                                 Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 1995

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

     As of November 6, 1995, the Registrant had 1,416,119 shares of Common Stock and 808,776 shares of Redeemable
          Convertible Preferred Stock outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X     No
                                 ___


Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements


               ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                   September 30,     December 31,
                                          1995          1994
                                        (Unaudited)
Assets
  Real estate investments, at cost
     Land                              $ 7,084,940  $ 3,586,317
     Buildings                          17,297,010    8,163,951
                                       ___________   __________
                                        24,381,950   11,750,268
       Less accumulated depreciation     1,077,826      753,734
                                       ___________   __________
                                        23,304,124   10,996,534
  Mortgages receivable-less unamortized
     discount-(substantially all from
     related parties)-(Note 3)           7,080,011   13,988,031
  Senior secured note receivable-
     less unamortized discount-
     (related party)                       767,302    2,108,193
  Cash and cash equivalents              3,141,801    2,701,456
  Unbilled rent receivable                 108,462      173,547
  Rent, interest and other receivables     397,500      360,599
  Investments in BRT Realty Trust-
    (related party)- (Note 6)              123,948    3,219,481
  Investment in U.S. Government
     obligations and securities -
     (Note 6)                            1,319,188    3,972,256
  Other                                    144,831      132,676
                                        ___________   _________

       Total assets                     $36,387,167 $37,652,773
                                        =========== ===========
Liabilities and Stockholders' Equity
  Liabilities:
     Mortgages payable                  $ 4,923,216 $ 6,983,647
     Accounts payable and accrued
     expenses                               185,950     198,890
     Dividends payable                      748,346     498,400
                                        ___________ ___________
     Total liabilities                    5,857,512   7,680,937
                                        ___________  __________

Redeemable convertible preferred
     stock, $1 par value; $1.60
     cumulative annual dividend;
     2,300,000 shares authorized;
     808,776 shares issued; liquidation
     and redemption values of $16.50      12,758,184  12,643,998
                                         ___________  __________
  Stockholders' equity:
     Common stock, $1 par value;
      25,000,000 shares authorized;
      1,416,119 and 1,399,119
      shares issued outstanding           1,416,119   1,399,119
     Paid-in capital                     13,257,048  13,233,109
     Net unrealized loss on available-
      for-sale securities-(Note 6)          (25,713)    (34,913)
     Accumulated undistributed net
      income                              3,124,017   2,730,523
                                         __________  __________
        Total stockholders' equity       17,771,471  17,327,838
                                         __________  __________
        Total liabilities and
        stockholders' equity            $36,387,167 $37,652,773
                                        =========== ===========



See accompanying notes to consolidated financial statements.

                 ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                    Three Months Ended    Nine Months Ended
                      September 30,        September 30,
                    __________________    __________________
                      1995        1994        1995      1994

Revenues:
  Rental income     $ 707,236   $ 315,617  $1,938,256  $ 697,729
  Interest from
   related parties    598,152     677,551   1,511,927  1,828,454
  Dividends from
   related party          --       67,500      13,940    202,500
  Interest and other
   income              61,739     106,887     298,130    337,594
                     ________    ________   _________   ________


                    1,367,127   1,167,555   3,762,253  3,066,277
                    _________    ________   _________  _________



Expenses:
  Depreciation        117,349      67,401     324,092    116,920
  Interest -
   mortgages payable  102,248     163,446     338,812    321,259
  Management fee(Note 4)   --      29,189          --     76,657
  Leasehold rent       72,208          --     212,185         --
    (Note 3)
  General and
    administrative    164,476     130,562     483,225    338,507
                     ________    ________    ________   ________

                      456,281     390,598   1,358,314    853,343
                     ________    ________    ________   ________
Operating income      910,846     776,957   2,403,939  2,212,934

Loss on sale
  of investments      ( 4,006)    (34,699)    (15,351)   (78,527)
                    __________    _______   __________ _________
Net income         $  906,840    $742,258  $2,388,588 $2,134,407
                    ==========   ========  =========== =========



Calculation of net
  income applicable to
  common stockholders:
Net income         $  906,840    $742,258  $2,388,588 $2,134,407
Less: dividends
  and accretion on
  preferred stock     361,687     361,232   1,084,717  1,083,357
                    _________     _______    ________  _________

Net income
  applicable
  to common
  stockholders    $   545,153    $381,026  $1,303,871 $1,051,050
                  ===========    ========   =========  =========
Weighted average
   number of
   common shares
   outstanding      1,416,119   1,355,581   1,407,097  1,344,724
                   ==========   =========   =========  =========

Net income per
  common share
  (Note 2):
  Operating
   income          $       .39  $     .31   $     .94 $     .84
  Loss on
   sale of
   investments               -  $    (.03)       (.01)     (.06)
                   ____________ _________   __________ ________
  Net income       $       .39  $     .28   $     .93 $     .78
                   ============ =========   ========= =========
Cash distributions
  per share:
  Common Stock     $       .30  $    .505   $    .725 $     .73
                   ===========  =========   ========= =========
  Preferred Stock  $       .40  $     .40   $   1.20  $    1.20
                   ===========  =========   ========= =========


  See accompanying notes to consolidated financial statements.
/TABLE

                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               For the nine month period ended September 30, 1995
                       and the year ended December 31, 1994
                                   (Unaudited)

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
            __________  ___________ ______ __________ ___________


Balances,
  December
    31,
   1994   1,399,119  13,233,109 (34,913)2,730,523 17,327,838

Net income       -          -         -    2,388,588   2,388,588
Distributions
  -common
  stock          -          -         -   (1,024,563) (1,024,563)
Distributions
  -preferred
   stock         -          -         -    (970,531)    (970,531)

Accretion on
   preferred
   stock         -        (114,186)   -         -       (114,186)


Exercise of
  stock
  options     17,000       138,125                        155,125
Net unrealized
  gain on
 available
 -for- sale-
 securities      -           -         9,200     -         9,200
              ________   __________  ________ ________  _________

Balances,
  September
  30,
  1995    $1,416,119  $13,257,048 $(25,713)$3,124,017 $17,771,471
          ==========  =========== ======== ========== ===========


See accompanying notes to consolidated financial statements.

/TABLE

         ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                Nine Months Ended September 30,
                                    1995               1994
                                 _______          _________
Cash flows from operating
   activities:
  Net income                     $2,388,588       $2,134,407
  Adjustments to reconcile
    net income to net
    cash provided by
    operating activities:
     Loss on sale of
      investments                    15,351           78,527
     Depreciation and
      amortization                  350,692          156,624
     Changes in assets and
      liabilities:
      Increase in rent,
        interest and other
        receivables                   3,290          157,671
      Increase in accounts
      payable and accrued
         expenses                   (12,940)          43,208
                                  _________        __________
       Net cash provided by
         operating
         activities               2,744,981        2,570,437
                                  _________        _________

Cash flows from investing
  activities:
  Additions to real estate       (2,746,937)      (5,549,182)
  Costs of acquisition of
   real estate and mortgage
   receivable from Gould
   Investors L.P.-related party   (  90,514)              --
  Collection of mortgages
    receivable-
    (including $110,042 and
    $201,479                       125,518           212,296
    from related parties)

  Collection of senior secured
    note receivable-BRT Realty
    Trust-related party          1,340,891           818,474
  Sale of U.S. Government
    obligations
    and securities, net          2,731,846           622,496

  Other                         (   14,987)               --

                                 ___________        _________

       Net cash provided by
         (used in) investing
         activities              1,345,817        (3,895,916)
                                ___________        _________
Cash flows from financing
   activities:
  Proceeds from mortgage
   payable                         731,250         4,250,000
  Satisfaction of mortgage
   payable                      (2,753,700)               --
  Repayment of mortgage
   payable                         (37,981)           (7,934)
  Payment of financing costs             --         (100,355)
  Exercise of stock options        155,125           369,563
  Cash distributions-common
   stock                          (774,616)        (435,864)
  Cash distributions-preferred
   stock                          (970,531)        (970,531)
                                 __________        _________
       Net cash (used in)
         provided by
         financing activities   (3,650,453)       3,104,879
                                 _________         _________

       Net increase
          in cash and cash
          equivalents             440,345         1,779,400
Cash and cash equivalents at
  beginning of period            2,701,456          947,797
                                  ________        _________
Cash and cash equivalents at
  end of period                 $3,141,801       $2,727,197
                                ==========        ==========

 See accompanying notes to consolidated financial statements.
/TABLE

              ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited) (continued)


                                 Nine Months  Ended September 30,

                                       1995             1994
                                       ____             ____


Supplemental disclosures of
  cash flow information:
   Cash paid during the period for
     interest expense                $357,066          $266,806

Supplemental schedule of noncash
    investing and financing
    activities:
    Accretion on preferred stock      114,186           112,826


    Acquisition of real estate and
    mortgage receivable from
    Gould Investors L.P.-
    related party                  (9,861,729)              --

    Payment for acquisition from
    Gould Investors L.P.:
     Extinguishment of mortgage
          receivable                6,850,000               --
     Transfer of BRT preferred
          stock                     2,455,355               --
     Transfer of BRT common
          stock                       566,374               --









 See accompanying notes to consolidated financial statements.

                 One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements



Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of September 30, 1995 and for the nine and three months ended September 30, 1995 and 1994 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for such interim periods. The results of operations for the nine and three months ended Septmber 30, 1995 are not necessarily indicative of the results for the full year.

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

The assumed exercise of outstanding stock options, using the treasury stock method, is not materially dilutive or is anti-dilutive for the primary common share computation for the nine and three month periods ended September 30, 1995 and 1994. Fully diluted earnings per common share are based on an increase in the number of common shares that would be outstanding assuming the exercise of common share options. Since fully diluted earnings per share amounts are not materially dilutive, such amounts are not presented.

Note 3 - Acquisition of Real Estate and Mortgage Receivable from
         Related Party

On January 19, 1995 the Company acquired, in a single transaction, sixteen net leased real estate properties (including

               One Liberty Properties, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements
                                (Continued)

the reacquisition of thirteen retail locations net leased to Total Petroleum) and one mortgage receivable from Gould Investors L.P., ("Gould") a related party. The properties are all net leased on a long term basis to third parties with current expirations ranging from 2004 to 2051, and have certain tenant renewal rights. The consideration paid for the properties was comprised of (i) the extinguishment of a $6,850,000 mortgage loan which the Company held on the thirteen Total Petroleum properties and (ii) 1,030,000 restricted convertible preferred shares of BRT Realty Trust ("BRT"), a related party, and 173,719 Beneficial Shares of BRT owned by the Company. The closing price of the BRT Beneficial Shares on the New York Stock Exchange on January 19, 1995 (the date of the transaction) was $3.625. The preferred shares of BRT do not trade publicly. The Company's Board of Directors received prior to and as a condition to consummation of the transaction analyses of the sixteen properties acquired and an opinion from an independent investment banker relating to the fairness of the transaction from a financial point of view. The Company recorded the assets acquired at the carrying amount of the assets exchanged (plus transaction costs), resulting in a reclassification from investments in BRT and mortgages receivable to real estate investments, at cost. The minimum future rentals to be received on the operating leases over the next five years are $1,286,000 during the year ending December 31, 1995; $1,362,000 in 1996; $1,389,000 in 1997; $1,416,000 in 1998; and
$1,444,000 in 1999. Annual fixed ground rent payable by the Company on one of the properties is $289,000 through April 30, 2010.


Note 4 - Management Agreement

On December 31, 1994, the management agreement was terminated and on January 1, 1995, the Company became self-managed. Prior to that date, the Company was managed by an entity ("Manager") controlled by the Chairman and Vice Chairman of the Company's Board of Directors, and its President, all of whom are officers of the managing general partner of Gould. The Manager was entitled to a base annual fee, payable quarterly, equal to 2.5% of the Company's gross revenues, subject to limitations (as defined in the management agreement). Such fees amounted to $76,657 during the nine months ended September 30, 1994.
Starting January 1, 1995, the Company incurred payroll and payroll related costs for the Company's President of $103,095.

Gould charged the Company $166,942 and $131,126 during the nine months ended September 30, 1995 and 1994, respectively, for allocated general and administrative expenses and payroll based on time incurred by various employees.

                  One Liberty Properties, Inc. and Subsidiaries
                    Notes to Consolidated Financial Statements
                                   (Continued)


Note 5 - Preferred and Common Stock Dividend Distributions

On August 21, 1995 the Board of Directors declared quarterly cash distributions of $.30 and $.40 per share on the Company's common and preferred stock, respectively, payable on October 2, 1995 to stockholders of record on September 15, 1995.

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

The Company's investment in 30,048 Beneficial Shares of BRT, purchased at a cost of $97,656 has a fair market value at September 30, 1995 of $123,948, resulting in an unrealized holding gain of $26,292. The cost basis of the Company's investment in U.S. Government obligations and securities, which mature principally during the years 2001 to 2022, is $1,370,065 and the fair value is $1,319,185, resulting in an unrealized holding loss of $50,880. In addition, the Company has invested $16,600 in equity securities which have a fair market value of $15,475 at September 30, 1995. The aggregate net unrealized holding loss of $25,713 is included as a separate component of shareholders'equity.

Note 7 -  Stock Options

Options to purchase a total of 17,000 shares of the Company's common stock at $9.125 per share were exercised in March and June
1995.  The options had been granted under the 1989 Stock Option
Plan.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations



Liquidity and Capital Resources

At September 30, 1995, the Company's primary source of liquidity was approximately $3,142,000 in cash and $1,319,000 in investments in U.S. Government obligations and securities. At the end of 1994, the Company had approximately $2,701,000 in cash and $3,972,000 in U.S. Government obligations and securities.
The decrease of approximately $2,212,000 in liquidity since December 31, 1994 is due to a combination of factors including the satisfaction of a mortgage payable and the purchase of two net leased properties. One property is located in Iowa and was purchased for a cash consideration, including closing costs, of approximately $1,400,000, and the other property, located in Texas was purchased for a consideration, including closing costs, of approximately $1,348,000, of which $731,250 was funded by a nonrecourse first mortgage loan at the closing. The Company's use of its liquid resources was offset in part by collection of principal and interest on mortgages and a note receivable and net cash provided by operating activities after payment of cash distributions on the Company's common and preferred stock.

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

In connection with the lease agreements with Total Petroleum, Inc. ("Total Petroleum") consummated in 1991, the Company agreed to expend certain funds to remediate environmental problems discovered at certain locations that were net leased to Total Petroleum. It was agreed that the net cost to the Company would not exceed $350,000 per location, with any excess cost being the responsibility of Total Petroleum. At that time the Company deposited $2,000,000 with an independent escrow agent to insure compliance by the Company with its obligations with respect to the environmental clean up. The escrow agent held approximately $1,385,000 as of September 30, 1995 which the Company deems adequate to cover any additional environmental costs.

The Michigan Underground Storage Tank Fund Administration ("MUSTFA") has been reimbursing qualified companies for environmental costs incurred in "clean up" associated with underground storage tanks. In 1995, the Company received or accrued approximately $66,000 regarding this fund. The Company cannot estimate the amount, if any, which will be reimbursed by MUSTFA in the future due to an announced termination of the program.

Results of Operations

Nine and three months ended September 30, 1995 and 1994

Total revenues increased to $3,762,253 and $1,367,127 for the nine and three months ended September 30, 1995 from $3,066,277 and $1,167,555 for the nine and three months ended September 30, 1994. Rental income increased to $1,938,256 and $707,236 in the current nine and three month periods from $697,729 and $315,617 during the prior nine and three month periods primarily due to rents earned on sixteen properties acquired from Gould Investors L.P. ("Gould") in January 1995 and three other properties acquired during 1995 and 1994. Interest income from related parties decreased from $1,828,454 and $677,551 during the nine and three month periods ended September 30, 1994 to $1,511,927 and $598,152 during the nine and three month periods ended September 30, 1995, principally due to the extinguishment of a mortgage loan due from Gould as part of the aforementioned acquisition in January 1995. The decrease was partly offset during the current periods due to an increase in the discount amortization of a senior note receivable resulting from an increase in principal collections of such note.

Dividends from related party decreased to $13,940 in the current nine month period from $202,500 during the prior nine month period due to the transfer of the preferred shares of BRT Realty Trust to Gould as part of the aforementioned acquisition in January 1995.

Interest and other income decreased to $298,130 and $61,739 during the nine and three months ended September 30, 1995 from $337,594 and $106,887 during the nine and three months ended September 30, 1994. The decrease was primarily due to a decrease in amounts received or accrued from MUSTFA from the comparable periods in the prior year.

The increase in depreciation from $116,920 and $67,401 for the nine and three month periods ended September 30, 1994 to $324,092 and $117,349 for the nine and three month periods ended September 30, 1995 resulted from the depreciation on the properties acquired during 1995 and 1994. The decrease in interest-mortgages payable from $163,446 in the prior three month period to $102,248 in the current three month period results from the elimination of interest paid on a $2,753,700 mortgage loan which was fully repaid in March 1995. This decrease was offset in the current nine month period due to interest expense on a $4,250,000 mortgage loan obtained by the Company in connection with a property acquired in June 1994.

Effective January 1, 1995, the Company became self-managed thereby eliminating the management fee. See Note 4 of Notes to Consolidated Financial Statements for additional information.

In connection with the property acquisition from Gould the Company must pay annual fixed leasehold rent on one property of $289,000 through April 30, 2010.

General and administrative costs increased during the nine and three months ended September 30, 1995 to $483,225 and $164,476 from $338,507 and $130,562 during the nine and three months ended September 30, 1994 substantially due to payroll and related costs for the Company's President. The increase in the nine month period was also the result of an increase in expenses allocated by Gould principally caused by allocated payroll charges based on additional time incurred by various employees as the Company's level of activities increased.

Loss on sale of investments results from the sale of U.S.
Government obligations and securities and amounted to $15,351 and $4,006 during the nine and three months ended September 30, 1995.
During the nine and three months ended September 30, 1994 such losses amounted to $78,527 and $34,699.

                     Part II - Other Information



Item 6. - Exhibits and Reports on Form 8-K

No Form 8-Ks were filed during the quarter ended September 30, 1995.

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



                           One Liberty Properties, Inc.
                                  (Registrant)




November 13, 1995         /s/ Matthew Gould
_______________           _________________
 Date                     Matthew Gould
                          President





November 13, 1995         /s/ David W. Kalish
_______________           ___________________
 Date                     David W. Kalish
                          Vice President and
                          Chief Financial Officer