Form 10-K
period 1995-12-31
ONE LIBERTY PROPERTIES INC
filed 1996-03-15
CIK 712770

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

  [ X ]               ANNUAL REPORT PURSUANT TO SECTION L3 OR L5(D)
                  OF THE SECURITIES EXCHANGE ACT OF L934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
 [     ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (5L6)466-3L00

          Securities registered pursuant to Section l2(b) of the Act:

                                                                    NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                                  ON WHICH REGISTERED
-------------------------------------------------------------  -------------------------------
Common Stock, par value $1.00................................      American Stock Exchange
$16.50 Cumulative Convertible Preferred Stock, par value
 $1.00.......................................................      American Stock Exchange

          Securities registered pursuant to Section l2(g) of the Act:

                                      NONE

    Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes            X             No
           ---------             ---------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

    As of March l, 1996 the aggregate market value of all voting stock (Common Stock and Preferred Stock) held by non-affiliates of the Registrant was approximately $19,000,000.

    As of March l, 1996, the Registrant had 1,416,119 shares of Common Stock and 808,776 shares of $16.50 Cumulative Convertible Preferred Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    The proxy statement for the Registrant's Annual Meeting of Stockholders, scheduled for June 7, 1996, will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year covered by this Form 10-K. The information required by Part III (Item 10-Directors and Executive Officers of the Registrant, Item 11 -Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management, and Item 13 -Certain Relationships and Related Transactions) will be incorporated by reference from the definitive proxy statement to be filed by the Registrant pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                     PART I

ITEM 1. -- BUSINESS

GENERAL

    One Liberty Properties, Inc. (with its wholly-owned subsidiaries being referred to herein as the "Company" or "One Liberty") is a self managed real estate investment trust ("REIT") incorporated under the laws of Maryland on December 20, 1982. The policy of the Company is to invest in improved, commercial real estate under long-term net lease. Under the typical net lease, rental and other payments to be made by the lessee are payable without diminution for any reason. The lessee, in addition to its rent obligation, is generally responsible for payment of all charges attributable to the property, such as taxes, assessments, water and sewer rents and charges, governmental charges, and all utility and other charges incurred in the operation of the property. The lessee, is also generally responsible for maintaining the property, including ordinary maintenance and repair and restoration following a casualty or partial condemnation. The rental provisions in a net lease transaction may include, but may not be limited to, rent payable on a stepped basis (rentals increase at specified intervals), an indexed basis (rentals increase pursuant to a formula such as cost-of-living index), a percentage basis (minimum rental payments plus additional rentals in the form of participation in the sales derived from the business conducted at the property), or a combination of the foregoing.

INVESTMENT POLICY

    The Company's investment policies, as presently in effect, are set forth  in
Section 17 of Article 3 of the By-Laws of the Company (the By-Laws, as amended were filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 1989 and an amendment thereto was filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 1990). The current policy of the Company is to purchase improved commercial real property which is net leased on a long term basis. The Company's investment policies, as articulated in its by-laws, are as follows:

    Types of Investments -- The By-Laws, as amended, permit the Company to invest in any type of real property, mortgage loans (and in both cases in interests therein) and other investments of any nature, without limitation, provided such investment does not adversely affect the Company's ability to qualify as a REIT under the Internal Revenue Code. No limitation is set on the number of properties or mortgage loans in which the Company may invest, the amount or percentage of the Company's assets which may be invested in any specific property or on the concentration of investments in any geographic area in the United States. The Company will consider investments in any type of real property and in mortgage loans secured by real property; however as stated above, the current policy of the Company is to invest in improved, commercial real estate under long term net lease. The Company does not intend to make construction loans or loans secured by mortgages on undeveloped land.

    Incurrence of Debt -- The By-Laws, as amended, permit the directors of the Company, in the exercise of their business judgment, to determine the level of debt and the terms and conditions of any financing or refinancing.

    The investment objectives of the Company are (i) to provide current  income;
(ii)   to  provide  the   opportunity  for  increases   in  income  and  capital
appreciation; and (iii) to protect the Company's capital. In evaluating potential net lease investments, the Company considers, among other factors (i) the current and anticipated cash flow of the proposed net lease, (ii) the intrinsic value of the property, given its location, use and the property's and the lessee's adequacy to meet operational needs and lease obligations, (iii) the return on equity to the Company, and (iv) potential for capital appreciation.

    From time to time, the Company may invest in shares of another REIT or in the shares of an entity not involved in real estate investments, provided that any such investment does not adversely affect the Company's ability to qualify as a REIT under the Internal Revenue Code.

    Pursuant to current policy, after termination of any lease relating to any of the Company's properties, the Company will seek to relet or sell such property in a manner which will maximize the return to the Company, considering the income and residual potential of such property. The Company may also consider the sale or other disposition of any of the properties prior to termination of the relevant leases if such sale or other disposition appears to be advantageous. The Company may take purchase money obligations as part payment in lieu of cash in connection with any sales and may take into account local custom and prevailing market conditions in negotiating the terms of repayment. It will be the Company's policy to reinvest any cash realized from the sale or other disposition of properties, net of required distributions to shareholders, to maintain its REIT status.

CREDIT AGREEMENT

    On March 1, 1996 the Company entered into a revolving credit agreement ("Credit Agreement") with Bank Leumi Trust Company of New York ("Bank Leumi"). Borrowings under the Credit Agreement will be used to provide the Company with funds to acquire properties. The Credit Agreement will mature February 28, 1999 with a right for the Company to extend the Credit Agreement until February 29, 2000. Bank Leumi has agreed to advance up to $5,000,000 on a revolving basis and has agreed to a total $15,000,000 facility (including the $5,000,000) on a pro rata participating basis. At this date no other institution has joined in the Credit Agreement. The Company will pay interest at the rate of prime plus 1/2% on funds borrowed under the Credit Agreement on an interest only basis, except that the net proceeds of certain events (e.g. sale of property, financing of properties) must be applied to reduce the loan.

    As collateral for any advances taken by the Company under the Credit Agreement, the Company has pledged the stock of each of its subsidiaries and certain mortgages receivable, including the wrap around mortgage receivable the Company holds on a property located on East 16th Street in New York City (see "Mortgages Receivable" below). In order to obtain the senior mortgagees consent to the assignment of the Company's wrap around mortgage receivable as collateral security for the loan, the Company agreed to guarantee six months of debt service on the senior mortgage. In addition the Company's subsidiaries have guaranteed all loans under the Credit Agreement. The Company has agreed to maintain at least $250,000 on deposit with Bank Leumi.

    The Credit Agreement contains affirmative and negative covenants including a covenant that (i) through February 28, 1999 the Company's net worth will not be less than the greater of $28,000,000 and two times (2x) the revolving credit loans outstanding and thereafter the $28,000,000 increases to $30,000,000; (ii) that cash flow for each fiscal year through the 1998 fiscal year shall be at least $3,000,000, increasing to $3,400,000 for the 1997 fiscal year and thereafter, and (iii) at least two of Fredric H. Gould, Matthew J. Gould and Jeffrey A. Gould shall be involved in the day to day management of the Company.

    The Company has not drawn down any funds under the Credit Agreement.

MORTGAGES RECEIVABLE

    In 1992 and 1993 the Company, in order to improve its return on investment, invested in mortgages and a senior secured note receivable. The material receivables at December 31, 1995 were as follows:

    -In  January,  1992 the  Company made  a  first mortgage  loan to  an entity substantially owned by Gould Investors L.P. ("Gould"), an affiliated entity (see below), in the amount of $1,200,000. The mortgage had a maturity date of January 31, 1995, carried an interest rate of 11% through January 31, 1994 and thereafter at 10% per annum through the maturity date, and provided for minimum amortization of $5,000 per month. The mortgage was extended to January 31, 1997 and the interest rate fixed at 11% per annum for the extended term. The $5,000 monthly amortization continues during the extended term. The mortgage is secured by a wraparound mortgage on the residential portion and a commercial condominium unit containing approximately 3,600 square feet of retail space in a building located on East 86th Street in Manhattan, New York. The principal balance outstanding on this mortgage at December 31, 1995 was $860,000.

    -On  July 30, 1993, the Federal Deposit Insurance Corporation ("FDIC") sold, to an entity related to the Company, a $23,000,000 first mortgage secured by an office building located on East 16th Street in Manhattan, New York. The sale was made by the FDIC pursuant to public auction. The successful bidder paid $19,000,300 for the mortgage, which carries an interest rate of 8% per annum. The office building which secures this mortgage is owned by a partnership in which Gould is general partner and owns substantially all partnership interests. Simultaneously with the closing an unrelated party advanced $13,181,000 (balance at December 31, 1995 of $11,527,000), the
     Company advanced $6,080,000 (including closing costs), and the mortgage was severed into a first mortgage of $13,181,000 paying interest at 9 1/2% per annum held by such unrelated party and a subordinate wrap mortgage of $9,819,000 held by the Company. Both the first mortgage and wrap mortgage mature in 2005 at which time the first mortgage will have been fully amortized and the wrap mortgage will have a principal balance of approximately $4,000,000. The principal balance of the wrap mortgage held by the Company was $8,816,652 and the net principal balance was $5,834,234 at December 31, 1995.

         The building which secures the first mortgage and the wrap mortgage is net leased to the City of New York. The lease expires in 2005 with one renewal option of five years. The City has a limited right to terminate the lease. The first mortgage and the wrap mortgage are nonrecourse.

    -In February, 1993 the Company purchased from an unrelated entity 28.9% of a 16.67% portion of an indebtedness due to various institutions by BRT Realty Trust ("BRT"), an affiliated entity. Fredric H. Gould, Chairman of the Board of the Company, and Marshall Rose, Vice Chairman, are Chairman of the Board (and Chief Executive Officer) and Vice Chairman, respectively, of BRT, and Matthew Gould, Israel Rosenzweig, Jeffrey Gould, Nathan Kupin, Simeon Brinberg and David W. Kalish are officers of the Company and BRT. In addition, Arthur Hurand is a trustee of BRT and a director of the Company. The Company paid $3,215,142 for a $4,626,720 share of the principal amount of such indebtedness. The principal earns interest at prime plus 1% and requires certain annual minimum principal payments. The indebtedness is senior indebtedness and is collateralized by all of BRT's mortgages receivable and up-stream guaranties by BRT's subsidiaries. At December 31, 1995 the amount due to the Company on its share of this receivable was $760,638, and the book value thereof was $528,575.

         Gould owns 715,227 shares of the Company's Common Stock, representing 39.3% of the voting stock and 50.5% of the outstanding common stock of the Company. The individual general partners of Gould, Fredric H. Gould and Marshall Rose, are Chairman of the Board and Vice Chairman of the Board, respectively, of the Company, Matthew Gould, President of the Company, is an officer of the corporate Managing General Partner of Gould, and David W. Kalish, Simeon Brinberg, Israel Rosenzweig, Jeffrey Gould, Nathan Kupin and Mark Lundy, officers of the Company, are officers of the Managing General Partner of Gould.

                       EXECUTIVE OFFICERS OF THE COMPANY

    The following sets forth information with respect to the executive officers of the Company:

        NAME               AGE                        POSITION WITH THE COMPANY
---------------------      ---      -------------------------------------------------------------
Fredric H. Gould               60   Chairman of the Board of the Company since June, 1989
Marshall Rose                  59   Vice Chairman of the Board of the Company since June, 1989
Matthew J. Gould               36   President and Chief Executive Officer of the Company since
                                     June, 1989
Simeon Brinberg                62   Vice President of the Company since June, 1989
Israel Rosenzweig              48   Senior Vice President of the Company since June, 1989
David W. Kalish                48   Vice President and Chief Financial Officer of the Company
                                     since June, 1990
Nathan Kupin                   81   Senior Vice President of the Company since June, 1989
Jeffrey A. Gould               30   Vice President of the Company since June, 1989
Mark H. Lundy                  33   Secretary of the Company since June, 1993
Seth D. Kobay                  41   Vice President and Treasurer of the Company since August,
                                     1994
Karen Dunleavy                 37   Vice President, Financial of the Company since August, 1994

    Each of the above listed executive officers will hold office until the next annual meeting of the Board of Directors, scheduled for June 7, 1996, or until their respective successors shall be elected and shall qualify. The information below sets forth the business experience of the officers of the Company for at least the past five years.

    Fredric H. Gould -- In addition to serving as Chairman of the Board of the Company, Mr. Gould has served as Chairman of the Board of Trustees of BRT Realty Trust, a real estate investment trust, since 1984 and as Chief Executive Officer of BRT since March 1995. Since 1985 Mr. Gould has been a principal executive officer of the managing general partner of Gould Investors L.P., a limited partnership primarily engaged in the ownership and operation of real properties and he also serves as an individual general partner of Gould Investors L.P. He is President of REIT Management Corp., the Advisor to BRT Realty Trust, a director of BFS Bankorp, Inc. and its subsidiary Bankers Federal Savings and Loan Association FSB and a director of Sunstone Hotel Investors, Inc., a real estate investment trust.

    Marshall Rose -- In addition to serving as Vice Chairman of the Board of Directors of the Company, Mr. Rose has served as Vice Chairman of the Board of Trustees of BRT Realty Trust since 1986. He is also a principal executive officer of the managing general partner of Gould Investors L.P. since 1985 and an individual general partner of Gould Investors L.P. Mr. Rose is also President and Chief Executive Officer of Georgetown Equities, Inc., a real estate consulting firm.

    Matthew J. Gould -- In addition to serving as President and Chief Executive Officer of the Company, Mr. Gould serves as a Vice President of REIT Management Corp. since 1986.

    Simeon Brinberg -- In addition to serving as Vice President of the Company, Mr. Brinberg has been Secretary of BRT Realty Trust since 1983, a Senior Vice President of BRT Realty Trust since 1988 and a Vice President of the managing general partner of Gould Investors L.P. since 1988. He is a director of Witco Corporation.

    Israel Rosenzweig -- Mr. Rosenzweig has been Executive Vice President of Bankers Federal Savings & Loan Association FSB since November 1994. He has been President of BRT Realty since 1984 and served as Chief Executive Officer of BRT from 1984 until March 1995. Mr. Rosenzweig is a Senior Vice President of the Company. Mr. Rosenzweig is a director of Nautica Enterprises, Inc.

    David W. Kalish -- Mr. Kalish has served as Vice President and Chief Financial Officer of One Liberty Properties, Inc. since June, 1990. Mr. Kalish is also a Vice President and Chief Financial Officer of BRT Realty Trust and REIT Management Corp. and Vice President and Chief Financial Officer of the managing general partner of Gould Investors L.P. since June, 1990. Mr. Kalish is a certified public accountant.

    Nathan Kupin -- In addition to serving as a Senior Vice President of the Company, Mr. Kupin has been a Trustee and Vice President of BRT Realty Trust since 1983.

    Jeffrey A. Gould -- In addition to being a Vice President of the Company, Mr. Gould has been a Vice President of BRT Realty Trust since January 1988 and Executive Vice President and Chief Operating Officer of BRT since March 1993.

    Mark H. Lundy -- In addition to being Secretary of the Company since June, 1993, Mr. Lundy has been a Vice President of BRT since April 1993 and a Vice President of the managing general partner of Gould Investors L.P. since July 1990.

    Seth D. Kobay -- In addition to serving as Vice President and Treasurer of the Company, Mr. Kobay has been Vice President and Treasurer of BRT Realty Trust since March 1994 and Vice President of Operations of the managing general partner of Gould Investors L.P. since 1986. Mr. Kobay is a certified public accountant.

    Karen Dunleavy -- In addition to serving as Vice President, Financial of the Company, Ms. Dunleavy has been Treasurer of the managing general partner of Gould Investors L.P. since 1986. Ms. Dunleavy is a certified public accountant.

    Fredric H. Gould is Matthew and Jeffrey Gould's father.

ITEM 2. -- PROPERTIES

    The Company, at December 31, 1995, owned fee title to thirty-two properties and a "sandwich" lease position with respect to one property. All properties are "net leased" to unrelated third parties. The Company obtained title insurance with respect to all properties owned by it in amounts equal to their respective purchase prices, insuring that the Company holds fee simple title to each property owned in fee and the leasehold position to the one lease position the Company holds, free and clear of all liens and encumbrances, except those approved by the Company and those which have been created since the Company's acquisition of the properties, none of which materially impairs the value of the properties.

    The following sets forth information relating to the materially important properties owned by the Company.

THE MAY PROPERTIES

    DESCRIPTION OF MAY PROPERTIES

    The  eleven  May  Properties,  which  are  located  in  eight  states,   are
freestanding retail stores operated under the trade name Payless Shoe Source, as discount family shoe stores.

    The typical May Property is a freestanding one story building containing approximately 3,100 square feet of space on a parcel of land containing approximately 15,000 square feet and located on a major commercial thoroughfare. Each building contains both storage and retail space.

    DESCRIPTION OF MAY LEASES

    LEASE TERM. The May Properties have 11 separate but identical leases ("May Leases"). The primary lease term for the May Properties is ten years ending on December 31, 1996. May has the right to extend each lease for up to four additional terms of five years each. May has exercised its option to renew with respect to three locations and has otherwise extended a lease with respect to one location. As to the remaining locations the Company will seek to extend the lease with May or seek a new tenant or a buyer for each such property.

    AMOUNTS PAYABLE UNDER THE MAY LEASES. From January 1, 1995 through December 31, 1996 the aggregate annual guaranteed minimum rental under the May leases is $540,201. Other than rentals, the provisions of each May Lease is substantially the same.

    The May Leases are "net leases" and May is required to pay, in addition to the minimum rent, as additional rent, when due, together with every fine, penalty, interest and cost which may be added for nonpayment or late payment thereof, all taxes, assessments, levies, fees, water and sewer rents, charges, licenses, permit fees and all governmental charges with respect to the May Properties, and all utility and other charges incurred in the operation of each of the May Properties.

    MAINTENANCE AND MODIFICATIONS. May is required, at its expense to maintain the May Properties, structural or otherwise, in a neat, clean and orderly condition, reasonable wear and tear excepted.

    May, at its expense, is permitted to make interior nonstructural alterations and remodelings as it deems necessary or desirable for its purposes. Any exterior or structural alterations may be made only with the prior written consent of the Company.

    INSURANCE. So long as May has a net worth of $100,000,000 or more, May may self-insure the May Properties. If its consolidated net worth falls below the above amount, May will maintain insurance on each May Property at its expense providing for fire, with extended coverage, comprehensive general public liability, workman's compensation and other insurance appropriate for properties similar to the May Properties in the states in which the May Properties are located.

    DAMAGE TO, OR CONDEMNATION OF, A PROPERTY. In the event of a casualty, May is required at its expense to rebuild, replace or repair the damage to the
Property so as to restore the Property to the condition and market value immediately prior to the occurrence. The cost thereof is first paid by May and the Company is then required to pay over to May the insurance proceeds. If, however, the Property shall be substantially damaged or destroyed so that the improvements are unsuitable or uneconomic for restoration for continued use and occupancy in the business of May, then May within time periods set forth in the leases, may terminate the lease on not less than 90 days notice and the insurance proceeds shall belong to the Company and the lease shall terminate on the specified termination date, except with respect to obligations and liabilities which arose prior to the termination date. The condemnation provisions of the leases provide in the event of a condemnation which affects all or a substantial portion of a Property and renders it unsuitable or uneconomical for restoration for continued use and occupancy in May's business then May within time periods set forth in the lease may terminate the lease upon not less than 90 days notice. If May is not entitled to or does not give notice of termination, then May is required at its expense to rebuild, replace or repair any damage to the Property, the restoration cost is to be paid initially by May out of its own funds with the condemnation proceeds then paid over to May.

    MORTGAGE

    The Company owns these properties on a free and clear basis.

KROGER PROPERTY

    DESCRIPTION OF KROGER PROPERTY

    The Kroger Property, located in Houston, Texas, is operated by Kroger as a supermarket. The Kroger Property is a one story freestanding building containing 38,448 square feet, located on an approximately 116,000 square foot parcel of land situated on a major commercial thoroughfare. The parcel contains 175 parking spaces.

    DESCRIPTION OF KROGER LEASE

    LEASE TERM. The term for the Kroger lease ("Kroger Lease") will expire on March 31, 2000. Kroger has the right to extend the Kroger Lease for up to five additional five-year renewal terms.

    AMOUNTS PAYABLE UNDER THE KROGER LEASE. The fixed annual rental under the Kroger Lease is $149,947. During each year of the Kroger Lease, Kroger is also obligated to pay the Company an amount equal to 1% of Kroger's sales in such year in excess of $12,000,000. Expenses for taxes, insurance, common area maintenance and roof and structural repairs are to be credited to Kroger, for the year in which such expenses are paid, against the additional rent that might otherwise be due during such year.

    Under the Kroger Lease, Kroger is required to pay, in addition to the minimum rent, all real estate taxes, assessments, water and sewer and other charges imposed by governmental authorities now or in the future which are applicable to the Kroger Property.

    MAINTENANCE AND MODIFICATIONS. Kroger is required, at its expense, to maintain and keep in good repair the structure and the exterior of the building, including all equipment therein and to make all structural and nonstructural repairs and replacements. The Company is not required to repair or rebuild the Kroger Property or maintain it.

    All remodeling, alterations and additions to the Property which Kroger may deem necessary are to be made at Kroger's expense. Major structural changes may only be made with the Company's written consent, which is not to be unreasonably withheld.

    INSURANCE. Kroger is required to maintain insurance at its expense providing for fire, with extended coverage, in an amount not less than the full replacement value of the Kroger Property, and public liability insurance. Kroger may self insure if it has a net worth in excess of $300,000,000.

    DAMAGE TO OR CONDEMNATION OF, THE KROGER PROPERTY. Subject to the rights of any mortgagee, all proceeds of casualty insurance shall be made available to pay for the cost of restoration and repair if the Kroger Property is damaged or destroyed in whole or in part by fire or other casualty. The proceeds of any insurance policy shall be used for the purpose of defraying the cost of repairing, reconstructing or replacing the damaged or destroyed building or improvements thereof or the construction of a new building substantially the same as the damaged or destroyed building and in the event the insurance proceeds are insufficient to completely repair, reconstruct or replace the damaged or destroyed improvement substantially to the condition of such improvement prior to the casualty, and all of the insurance proceeds shall have been used for such purpose and none of such proceeds shall have been paid or applied against any mortgage indebtedness, then Kroger is to pay the difference between the total insurance collected and the total cost of repairing, reconstructing or replacing the damaged or destroyed building and improvements.

    If the Kroger Property is taken in condemnation proceedings, or if a part of the property is taken in condemnation so that the property is unsatisfactory for Kroger's business operation, Kroger may cancel the lease, or at its option remain, in which event the Company is required to restore the property to proper rentable condition.

    MORTGAGE

    The Company owns this property on a free and clear basis.

MADISON AVENUE PROPERTY

    DESCRIPTION OF MADISON AVENUE PROPERTY

    The Madison Avenue Property, located on East 30th Street and Madison Avenue in New York, New York, is improved with two multi-family properties -- a thirteen story penthouse elevator building and a seven story elevator building, containing an aggregate of 126 apartments and ground floor retail stores. The property is located in mid-Manhattan, in primarily a commercial area, with some residential and hotels. The two buildings are located on a 13,000 square foot plot of land, have frontage on both Madison Avenue and East 30th Street, and were constructed separately and subsequently joined. The properties were constructed in about 1910 and substantially renovated in approximately 1988.

    DESCRIPTION OF MADISON AVENUE LEASE

    LEASE TERM. The Madison Avenue Property is leased to an unaffiliated entity for a term expiring February 28, 2038. If tenant exercises its right to convert the property to cooperative ownerships then effective with the assignment of the lease the lease can be extended for 150 years. To the Company's knowledge, the tenant is not contemplating a cooperative conversion at the present time.

    AMOUNTS PAYABLE UNDER THE MADISON AVENUE PROPERTY LEASE. The basic annual rental is $550,000 increasing to $600,000 in 1999 and by $50,000 each five years thereafter. If the conversion option is exercised, the basic annual rent is fixed for ten years from the date of conversion at the basic annual rental then being paid, increasing by $75,000 each ten years thereafter. If the conversion option is exercised, the Company is to receive a conversion premium which the Company has agreed to divide 50-50 with BRT, provided the conversion takes place on or before June 14, 2004. The Company acquired this property from BRT, an affiliated entity in June 1994 (see Form 8-K of the Company dated June 27,
1994).

    The lease is a net lease and requires tenant to pay, in addition to basic annual rent, all real estate taxes and all utility and other charges applicable to the property during the term.

    MAINTENANCE AND MODIFICATIONS. Tenant, at its expense, is required to make all structural and non-structural repairs and is required to maintain the property in good repair and condition, reasonable wear and tear excepted.

    Tenant is permitted, under the lease, to make structural and non-structural alterations, improvements and additions provided (i) any such alteration, improvement or addition does not materially adversely affect the structural integrity or strength of the buildings or the value of the property, or any interest of Landlord and does not include structural demolition, and (ii) if the anticipated cost exceeds a specified amount (currently $150,000, increasing $50,000 each ten years commencing with 1999) Tenant is to give Landlord prior notice and furnish Landlord with such information as Landlord may reasonably request. In any event Tenant can't demolish any structural portions of the buildings without consent of Landlord. The lease specifies other Tenant obligations prior to Tenant commencing alterations, improvements or additions.

    INSURANCE. Tenant is required to maintain fire insurance, with extended coverage, in an amount equal to 100% of replacement value, exclusive of footings and foundations with the deductible not to exceed $25,000, increasing every five years by the increase in the consumer price index. Tenant is also required to maintain rent insurance, comprehensive general public liability insurance, elevator and boiler insurance, and such other insurance, in such amounts, as reasonably required by Landlord.

    DAMAGE TO OR CONDEMNATION OF MADISON AVENUE PROPERTY. In the event of a casualty, Tenant at its expense, whether or not the insurance proceeds are sufficient, is required to repair the damage and restore, replace and rebuild the premises, at least to the extent of the value and as near as possible to the character prior to the casualty.

    If there is a condemnation of all or substantially all the premises, Tenant may elect to terminate the lease, and in such event the lease shall terminate on the date the condemning authority takes title to the property. In the event of a condemnation of all or substantially all the property, the award is to be divided between Landlord and Tenant in the proportion each party's interest in the premises bears to the aggregate value of both party's interest in the property, as determined by arbitration, provided the Landlord is to receive as a priority payment an amount equal to the fixed annual rent then being paid under the lease multiplied by 10, with interest from the date of taking and then Tenant is to receive the greater of (i) the sum of all amounts paid by Tenant for capital improvements, not to exceed $3,000,000 and (ii) all unpaid principal and interest and other sums due on any leasehold mortgage.

    If there is a partial taking Tenant, at its sole expense, is to repair and reconstruct the premises. Any award is to be applied to such repair and reconstruction, and if the award exceeds the cost of repair and reconstruction, the excess is divided between Landlord and Tenant as provided in the Lease.

    MORTGAGE

    Simultaneously with its purchase of the property in June, 1994 for a consideration of $5,525,000 (plus closing costs) the Company obtained a $4,250,000 non-recourse first mortgage loan from East New York Savings Bank. The mortgage bears interest at 8.75% per annum during the initial 5 year term. The Company has an option to renew the mortgage for an additional five year term upon payment of a 1% extension fee. The interest rate during the extension period will be the greater of 8.75% or 275 basis points above U.S. Treasuries as defined in the mortgage agreement. The mortgage is being amortized based on a 25 year amortization schedule.

    The Tenant has the right to mortgage the lease under terms and conditions set forth in the lease. Any fee mortgage on the premises is superior to any leasehold mortgage.

                             * * * * * * * * * * *

1995 TRANSACTION

    On January 19, 1995 the Company acquired sixteen net lease investments and one mortgage receivable from Gould Investors L.P., an affiliated entity, i.e. the Kroger Freezer Warehouse - Columbus, Ohio, 13 Total Petroleum service stations-all located in the State of Michigan, the United Artists Theater - Seattle, Washington (and a second mortgage secured by this property) and the Zero City Frozen Food Warehouse - Miami, Florida. For a more detailed description of materially important properties acquired in the 1995 Transaction see the discussion below. In consideration of the acquisition of these properties, the Company transferred to Gould 1,030,000 shares of BRT Preferred Stock and 173,719 shares of beneficial interest of BRT, the Company took title to the 13 Total Petroleum service stations subject to a $6,850,000 blanket first mortgage (held by the Company and cancelled as a matter of law in the transaction) and the Company paid Gould $3.29 in cash. The Company recorded the assets acquired at the carrying amount of the assets exchanged, plus transaction costs.

DESCRIPTION OF MATERIAL PROPERTIES ACQUIRED IN 1995 TRANSACTION

ZERO CITY FROZEN FOOD WAREHOUSE

    DESCRIPTION OF ZERO CITY FROZEN FOOD WAREHOUSE

    This property, located in Miami, Florida, is improved with a one story industrial building, with a partial mezzanine, cold rooms, freezers and processing area constructed on a 12 1/2 acre site. The Company is the tenant under a ground lease and landlord under an operating lease (holding what is commonly referred to in the real estate industry as a "sandwich position").

    GROUND LEASE

    An unrelated third party owns the fee title to this property, which is leased to the Company for a term which expires April 30, 2010, with three remaining 15 year renewal options and one 14 year renewal option. Through April 30, 1995 the Company paid rent at the annual rate of $322,300 and from May 1, 1995 to April 30, 2010 the Company will pay annual rent at the rate of $288,833. If the Company exercises the remaining renewal options the rental will be the greater of $288,833 and 7.5% of the value of the land and its improvements. If the fee owner refinances the mortgage on this property the Company is to receive 1/3 of the net proceeds thereof and/or 1/3 of any reduction in debt service, and will be obligated for 1/3 of the debt service obligation. The Company, pursuant to this ground lease, is obligated to pay all taxes and insurance and is responsible for structural repairs.

    OPERATING LEASE

    LEASE TERM. The Company is lessee of the ground lease which it holds subject to an operating lease with United States Cold Storage, Inc. The operating lease is for a term expiring April 30, 2010 with one remaining 15 year renewal option.

    AMOUNT PAYABLE UNDER THE OPERATING LEASE. The tenant under the operating lease paid to the Company annual fixed rent of $475,200 to April 30, 1995 and will pay $425,000 thereafter through April 30, 2010 and the renewal term, if the option to renew is exercised. The operating lease is net to Landlord and Tenant is required to pay all taxes, insurance premiums and utility costs.

    MAINTENANCE AND MODIFICATIONS. Tenant is to take good care of the premises and at its expense, make all repairs, structural and non-structural.

    Tenant has the right during the lease to make alterations to the premises, but it requires the consent of Landlord if it substantially alters the basic structure or value of the improvements and any repair in excess of $50,000 requires Landlord's approval. Tenant cannot demolish any improvements to the premises without Landlord's consent. Tenant can construct an addition to any building or construct a new building on the property, but it requires Landlord's consent if the cost exceeds $50,000 and such addition or new construction, in any event, cannot detract from the existing improvements.

    INSURANCE. Tenant, at its cost, is required to maintain fire insurance, with extended coverage in an amount not less than 80% of full repair and replacement value, boiler insurance and liability insurance. Tenant is also required to maintain insurance, in such amounts, as Landlord shall reasonably require against other insurable hazards.

    DAMAGE TO OR CONDEMNATION OF ZERO CITY FROZEN FOOD WAREHOUSE. In the event of damage or destruction of the premises as a result of fire or other casualty, Tenant can not terminate the lease and at its cost and expense, is to repair and restore the improvements to at least as good a condition as existed immediately prior to the casualty.

    If there is a total condemnation of the property, the lease terminates as of the date of taking and any award is allocated as follows: (i) to Landlord such portion as is necessary to discharge all mortgages, provided such mortgages do not exceed $6,700,000, (ii) to Landlord the difference, if any between $6,700,000 and the amount received by Landlord to discharge mortgages, (iii) to Tenant an amount equal to the book value of Tenant's property, and (iv) the balance 50-50 to Landlord and Tenant.

    MORTGAGE

    The Company holds its leasehold position on a free and clear basis.

TOTAL PETROLEUM PROPERTIES

    DESCRIPTION OF TOTAL PETROLEUM PROPERTIES

    The Total Petroleum Properties, which are located in the State of Michigan, are all service stations and include gasoline pumping islands, a service area and a retail building used as a convenience store. The Total Petroleum Properties are on parcels of land ranging from 45,000 square feet to 183,000 square feet and the buildings on the properties range from 6,000 square feet to 13,000 square feet.

    DESCRIPTION OF TOTAL PETROLEUM LEASES

    LEASE TERM. The Total Petroleum Properties have 13 separate but identical leases dated as of May 15, 1991 (Total Petroleum Leases). The primary lease term for the Total Petroleum Properties is 20 years ending on May 31, 2011. Total Petroleum has the right to extend the leases for two 10 year renewal terms, but the renewal option can only be exercised on an all or none basis. The Total Petroleum Leases contain a cross default provision which provides that on a monetary default resulting in the termination of a lease, the Landlord has a right to terminate any or all of the other leases.

    AMOUNTS PAYABLE UNDER THE TOTAL PETROLEUM LEASES. The combined annual rent for all 13 properties is $860,075 through May 14, 1996, increasing by 3% each May 15th throughout the term of the lease. The leases are net leases, which requires Total to pay all real estate taxes, assessments, and all utility charges.

    MAINTENANCE AND MODIFICATIONS. Total Petroleum is required, at its expense, to maintain the Total Petroleum Properties in good repair and is responsible to keep each property in reasonably clean condition. The Tenant at its sole expense may make any non-structural alterations, additions, replacements or improvements to the property without the Landlord's consent. The lessee is required to obtain the Landlord's prior written consent for structural alterations, additions, replacements or improvements which consent will not be unreasonably withheld.

    INSURANCE. Total Petroleum is required to maintain insurance at its expense providing for fire with standard extended risk coverage to the extent of the full replacement cost. So long as the Tenant's net worth exceeds $100,000,000 the deductible may be that which is provided in Total Petroleum's master corporate insurance policy, and if its net worth falls below $100,000,000 then the deductible shall not exceed $250,000 without Landlord's consent.

    DAMAGE TO OR CONDEMNATION OF PROPERTY. If the premises are damaged or destroyed by fire or other casualty there is to be no rent abatement and Total Petroleum is required to repair and restore the premises in a reasonable diligent manner. If, however, the premises are rendered untenantable Total Petroleum may terminate the lease in which event it shall pay to the Company an amount sufficient to restore the premises to the condition existing as of the date the lease was executed, reasonable wear and tear excepted.

    If all or any part of any of the properties is taken by condemnation so as to render the remaining portion of the property unsuitable for lessee's business, then the rent due under the lease shall be equitably adjusted until such time as the Tenant provides Landlord with written notice that it is electing to terminate the lease. If however, the Tenant does not vacate the property within ninety days of such taking then it is conclusively presumed that such taking is not extensive enough to render the premises unsuitable for Total Petroleum business. In the event of a taking, damages awarded are payable as follows: (i) Total Petroleum is entitled to the portion of the award attributable to the value of its leasehold and (ii) Landlord is entitled to the value of its reversion. In allocating between the value of the leasehold and the reversion, the value of improvements and betterments made by the lessee is to be equitably divided between leasehold and reversion. Each party is entitled to file a claim in any condemnation proceeding.

    OPTION TO PURCHASE. Total Petroleum has been granted an option to purchase all locations at fair market value, excluding the value of the improvements made by it. This option may be exercised during the last six months of the term of the lease. Fair market value is to be determined by an appraisal process.

    RIGHT OF FIRST REFUSAL. Total Petroleum has been granted a right of first refusal to purchase a Total Petroleum Property from the Landlord for the same purchase price and on the same terms and conditions as a bonafide offer to purchase received by the Landlord from an unrelated party which is engaged in, or plans to engage in the business of selling petroleum products, which offer the Landlord intends to accept.

    MORTGAGE

    The Total Petroleum Properties are owned free and clear of mortgages.

                             * * * * * * * * * * *

    ADDITIONAL 1995 ACQUISITIONS

    In fiscal 1995 the Company acquired fee title to three additional net lease investments, described more particularly below.

KILLEEN, TEXAS PROPERTY

    DESCRIPTION OF KILLEEN, TEXAS PROPERTY

    The Killeen, Texas property is one of two front out-parcels of a newly developed shopping center anchored by an Albertson's supermarket, located at 900 West Central Texas Expressway, Killeen, Texas. The property is improved with a one story, free standing building having approximately 8,000 square feet of space and 39 parking spaces located on a parcel of land of approximately 1.106 acres. The building, a prototypical Hollywood Video Store, was built in 1995.

    DESCRIPTION OF HOLLYWOOD VIDEO LEASE

    LEASE TERM. The property is leased to Hollywood Entertainment Corporation d/b/a/ Hollywood Video pursuant to a "net lease" which has an initial term of approximately fifteen years ending June 30, 2010. The tenant has the right to extend the lease for two additional five year terms.

    AMOUNTS PAYABLE UNDER THE LEASE. The annual basic rent payable under the lease is $141,200, increasing to $162,380 in July, 2000. Tenant is required to pay all real estate taxes, assessments, water and sewer charges and other governmental charges.

    MAINTENANCE AND MODIFICATIONS. Tenant at its expense is required to maintain (and where necessary replace) the premises, including all structural systems, load bearing walls, floor slabs and HVAC systems and equipment. The Landlord warranted and guaranteed that the building was constructed in a first class manner for a period of 12 months from the commencement date of the lease and after the expiration of said 12 month period Landlord is to assign to the Tenant any and all warranties and guaranties of third parties held by the Landlord, except in the event such warranties and guaranties are not assignable, the Landlord is to enforce the warranties and guaranties for the benefit of the Tenant.

    The Tenant is not to make any exterior or structural alterations to the premises without the prior written consent of the Landlord which is not to unreasonably withheld. Tenant is permitted to make interior non structural alterations, additions and improvements costing less than $50,000 without the Landlord's prior written consent.

    INSURANCE. Landlord is to obtain general liability insurance with coverage of not less than $3,000,000, all risk property insurance covering fire and extended coverage for the replacement value thereof and rental interruption insurance covering a period not to exceed one year. The Tenant is to reimburse the Landlord for Landlord's annual costs for premiums for such insurance. The Tenant has the right to elect to carry some or all of such insurance upon ten days prior written notice to Landlord and if Tenant gives such notice, the Landlord is relieved of its obligations to obtain and maintain the insurance.

    DAMAGE TO OR CONDEMNATION OF PROPERTY. If the premises are damaged or destroyed by fire or other casualty the Landlord is to repair, restore or rebuild as is necessary to substantially return the premises to the condition existing immediately prior to such damage or destruction and the lease remains in full force and effect. If however, any repair, restoration or reconstruction may not commence within 90 days from the date of the casualty and are not repaired, restored or reconstructed within eight months of the date of the casualty, the Tenant may terminate the lease on 30 days prior written notice to the Landlord. The Landlord is not required to expend funds in excess of the insurance proceeds for such repairing, restoring, and rebuilding.

    If the premises or any portion thereof are taken by condemnation, the lease terminates as to the portion taken as of the date the condemning authority takes title or possession. If more than 5% of the floor area of the building, or more than 20% of the common area designated as parking is taken by condemnation Tenant at its option may terminate the lease. If the tenant does not terminate the lease, the lease remains in full force and effect as to the portion of the premises remaining except that the rent shall be reduced in the proportion that the floor area of the premises so taken bears to the total floor area of the premises. Any condemnation award shall be the property of the Landlord, but Tenant is entitled to any award for loss or damage to Tenant's property and relocation expenses.

    MORTGAGE

    The property is encumbered by a first mortgage held by Bank One, Texas, N.A. in the original principal amount of $731,250. The loan bears interest at 9.1% per annum, is amortizing over a 25 year period and is due on August 14, 2002. At December 31, 1995 $729,311 was due and owing on this mortgage.

ROSENBERG, TEXAS PROPERTY

    DESCRIPTION OF ROSENBERG, TEXAS PROPERTY

    The Rosenberg, Texas property, constructed in 1995, is located on an out parcel of a recently developed free standing Super Kmart in Rosenberg, Texas (a suburb of Houston, Texas). There are other out parcels occupied by a
Jack-in-the-Box, Payless Shoe Source, Peppermill Restaurant and Texaco/McDonalds. The property is improved with a free standing prototypical Hollywood Video store, having approximately 8,000 square feet of space and 44 parking spaces.

    DESCRIPTION OF HOLLYWOOD VIDEO LEASE

    The property is leased to Hollywood Entertainment Corp. d/b/a Hollywood Video pursuant to a "net lease" which has an initial term of approximately fifteen years ending January 31, 2010. The Tenant has the right to extend the lease for two additional five year terms.

    AMOUNTS PAYABLE UNDER THE LEASE. The annual basic rent under the lease is $111,800, increasing to $128,750 in January 2000. The lease requires the Tenant to pay all real estate taxes, assessments, water and sewer charges and other governmental charges.

    MAINTENANCE AND MODIFICATIONS. Tenant at its expense is required to maintain (and where necessary replace) the premises, including all structural systems, load bearing walls, floor slabs and HVAC systems and equipment. The Landlord warranted and guaranteed that the building was constructed in a first class manner for a period of 12 months from the commencement date of the lease and after the expiration of said 12 month period Landlord is to assign to the Tenant any and all warranties and guaranties of third parties held by the Landlord except in the event such warranties and guaranties are not assignable, the Landlord is to enforce the warranties and guaranties for the benefit of the Tenant.

    The Tenant is not to make any exterior or structural alterations to the premises without the prior written consent of the Landlord which is not to unreasonably withheld. Tenant is permitted to make interior non structural alterations, additions and improvements costing less than $50,000 without the Landlord's prior written consent.

    INSURANCE. Landlord is to obtain general liability insurance with coverage of not less than $3,000,000, all risk property insurance covering fire and extended coverage for the replacement value thereof and rental interruption insurance covering a period not to exceed one year and the Tenant is to reimburse the Landlord for Landlord's annual costs for premiums for such insurance. The Tenant has the right to elect to carry some or all of such insurance upon ten days prior written notice to Landlord and if Tenant gives such notice, the Landlord is relieved of its obligations to obtain and maintain the insurance.

    DAMAGE TO OR CONDEMNATION OF PROPERTY. If the premises are damaged or destroyed by fire or other casualty the Landlord is to repair, restore or rebuild as is necessary to substantially return the premises to the condition existing immediately prior to such damage or destruction and the lease remains in full force and effect. If however, any repair, restoration or reconstruction may not commence within 90 days from the date of the casualty and are not repaired, restored or reconstructed within eight months of the date of the casualty, the Tenant may terminate the lease on 30 days prior written notice to the Landlord. The Landlord is not required to expend funds in excess of the insurance proceeds for such repairing, restoring, rebuilding.

    If the premises or any portion thereof are taken by condemnation, the lease terminates as to the parcel taken as of the date the condemning authority takes title or possession. If more than 5% of the floor area of the building, or more than 20% of the common area designated as parking is taken by condemnation, Tenant, at its option may terminate the lease. If the tenant does not terminate the lease, the lease remains in full force and effect as to the portion of the premises remaining except that the rent shall be reduced in the proportion that the floor area of the premises so taken bears to the total floor area of the premises. Any condemnation award shall be the property of the Landlord, but Tenant is entitled to any award for loss or damage to Tenant's property and relocation expenses.

    MORTGAGE

    The property is encumbered by a first mortgage held by Bank One, Texas, N.A. in the original principal amount of $692,100. The loan bears interest of 8.55% per annum, is amortizing over 25 years and is due on December 5, 2002. The entire original principal amount was outstanding on December 31, 1995.

CEDAR RAPIDS, IOWA PROPERTY

    DESCRIPTION OF CEDAR RAPIDS, IOWA PROPERTY

    The Cedar Rapids property is located at 4701 First Avenue, S.E., a major commercial thoroughfare in Cedar Rapids, Iowa. The property, contains approximately 1.52 acres, is improved with a 15,400 square foot single story retail store completed in 1995, and has 77 parking spaces.

    DESCRIPTION OF AUDIO KING LEASE

    LEASE TERM. The property is leased to Audio King Corporation pursuant to a net lease which has an initial term of approximately twenty years expiring June 30, 2015. The Tenant has the right to extend the lease for four additional 5 year terms.

    AMOUNTS PAYABLE UNDER THE LEASE. The annual basic rent under the lease is $157,850, increasing to $180,950 in July 2000, $204,050 in July 2005 and
$227,150 in July 2010. The lease requires Tenant to pay all real estate taxes, assessments and other government charges.

    MAINTENANCE AND MODIFICATION. The Tenant is required to keep the premises, including the foundation, exterior walls, roof and heating and ventilating and air conditioning systems and any equipment serving the premises in good order, condition and repair and in a clean and safe condition; provided however, during the last 5 years of the initial term and during any extension term the Landlord is responsible for replacement of the foundation, exterior walls, roof and HVAC systems.

    The Tenant is not to make any alterations or additions to the premises in excess of $25,000 without first obtaining the Landlord's consent.

    INSURANCE. The Tenant is required to maintain general liability insurance in the initial amount of $1,000,000 per occurrence and the Landlord is to maintain casualty insurance covering loss of or damage to the property in the full amount of its replacement value. With respect to the casualty insurance maintained by the Landlord, the Tenant is to pay to the Landlord, as additional rent, the premiums for such policy within 15 days of receiving the statement therefor. The casualty insurance provides protection against all risks including fire, vandalism, malicious mischief, special extended perils, sprinkler leakage, etc.

    DAMAGE TO OR CONDEMNATION PROPERTY. If the premises or any portion of the building is damaged by fire or other casualty the Landlord is to promptly repair the damage if the repair, in Landlord's opinion, can be completed within 90 days. The Landlord does not have any obligation to repair in the event that the insurance proceeds it receives are insufficient to cover the expected cost of the repairs. If in Landlord's opinion the repairs cannot be completed within 90 days, the Landlord may elect to repair the damage in which event the lease continues in full force and effect, but the rent is partially abated to the extent Tenant's use of the premises is impaired. If Landlord does not elect to make the repairs, the lease terminates as of the date of the casualty.

    If the whole of the building is taken by condemnation the lease will terminate as of the date of taking. If less than the whole building is taken, the lease shall be unaffected by the taking, provided that the Tenant has the right to terminate the lease if 20% or more of the premises is taken and the remaining area of the premises is not reasonably sufficient for Tenant to continue to operate its business. In the event of a partial taking which does not result in a termination of the lease, the Landlord is to restore the remaining portion of the premises as nearly as practicable to its condition prior to the condemnation. All damages awarded for any taking and condemnation shall be the property of the Landlord except for value allocated to alterations and additions made by Tenant after the lease was entered into. Tenant is also entitled to a separate award for loss of business, depreciation, and removal of stock and fixtures.

    MORTGAGE

    The property is encumbered by a first mortgage held by Firstar Bank Cedar Rapids, N.A. in the original principal amount of $990,000. The loan bears interest at 8 1/2% per annum and matures December 21, 2000. The loan provides for amortization over 20 years. The entire principal balance was outstanding on December 31, 1995.

ITEM 3. -- LEGAL PROCEEDINGS

    There are no pending material legal proceedings to which the Company is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Form 10-K.

                                    PART II

ITEM 5. -- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The following table sets forth the high and low prices for the Common Stock of the Company as reported by the American Stock Exchange, and the per share cash distributions paid by the Company on the Common Stock during each quarter of the years ended December 31, 1994 and 1995:

                                                                        HIGH        LOW      DIVIDEND
                                                                       -------    -------   -----------
L994
First Quarter.......................................................    10 7/8     10 1/8    $     .10
Second Quarter......................................................    10 3/8      9 1/8    $    .125
Third Quarter.......................................................    11 1/4     10 3/8    $    .505
Fourth Quarter......................................................    11 1/4     10 1/2    $    .125*

L995
First Quarter.......................................................    10 7/8     10 1/4    $    .125
Second Quarter......................................................    12 3/4     10 1/4    $     .30
Third Quarter.......................................................    13 3/4     12 1/4    $     .30
Fourth Quarter......................................................    14 1/8     12 3/4    $     .30*

    The following table sets forth the high and low prices for the $16.50 Cumulative Convertible Preferred Stock of the Company as reported by the American Stock Exchange and the per share cash distributions paid by the Company on the Preferred Stock during each quarter of the years ended December 31, 1994 and 1995:

                                                                        HIGH        LOW       DIVIDEND
                                                                       -------    -------   ------------
L994
First Quarter.......................................................    17 1/8     16 1/2    $     .40
Second Quarter......................................................    17 1/2     16 1/2    $     .40
Third Quarter.......................................................    17         16 1/2    $     .40
Fourth Quarter......................................................    16 7/8     15 7/8    $     .40**

1995
First Quarter.......................................................    16 7/8     15 3/4    $     .40
Second Quarter......................................................    17 1/8     15 3/4    $     .40
Third Quarter.......................................................    16 7/8     16 1/8    $     .40
Fourth Quarter......................................................    16 7/8     16 1/4    $     .40**

------------------------
 * Cash distributions of $.30 and $.12 1/2 per share were paid on the Common Stock on January 3, 1996 and January 2, 1995. These two distributions are reflected as being paid in the 1995 and 1994 fourth quarters, respectively.

** A cash distribution of $.40 per share was paid on the Preferred Stock on January 3, 1996 and January 2, 1995. These two distributions are reflected as being paid in the fourth quarter of 1995 and 1994, respectively.

    The Common Stock and Preferred Stock of the Company trade on the American Stock Exchange, under the symbols OLP and OLP Pr, respectively. As of March 1, 1996 there were 350 common and 200 preferred stockholders of record and the Company estimates that at such date there were approximately 1,600 and 725 beneficial owners of the Company's Common and Preferred Stock, respectively.

ITEM 6. -- SELECTED FINANCIAL DATA

    The following are highlights of the Company's operations which are derived from the audited financial statements of the Company for the years ended December 31, 1995, 1994, 1993, 1992 and 1991.

                                               1995            1994            1993            1992            1991
                                          --------------  --------------  --------------  --------------  --------------
INCOME STATEMENT DATA
Revenues................................  $    4,890,962  $    4,041,378  $    3,348,419  $    2,967,919  $    2,475,952
Gain on sales of real estate............        --              --              --                             8,528,684(a)
Gain on sale of investments.............        --              --               168,631         303,130        --
Provision for valuation adjustment and
 impairment.............................        --              --              (258,744)       --            (4,090,000)
Net income..............................       3,096,302       2,861,137       2,435,269       2,436,315       5,782,678
Calculation of net income applicable to
 common stockholders:
  Net income............................       3,096,302       2,861,137       2,435,269       2,436,315       5,782,678
Less: dividends and accretion on
 preferred stock........................       1,446,519       1,444,703       1,442,907       1,442,372       1,538,935
Net income applicable to common
 stockholders...........................  $    1,649,783  $    1,416,434  $      992,362  $      993,943  $    4,243,743
Weighted average number of common shares
 outstanding............................       1,409,371       1,356,989       1,338,619       1,338,619       1,338,619
Net income per common share.............  $         1.17  $         1.04  $          .74  $          .74  $         3.17
Cash distributions per share of:
  Common Stock..........................  $         1.03  $          .86  $          .94  $          .70  $         2.25
  Preferred Stock.......................            1.60            1.60            1.60            1.60            1.60

BALANCE SHEET DATA
Total real estate investments, net......  $   24,253,765  $   10,996,534  $    5,627,909  $    6,271,828  $    6,375,043
Investments in U.S. Government
 obligations and securities.............       1,274,747       3,972,256       4,856,453      13,954,329      19,888,950
Mortgages and note receivables..........       7,564,716      16,096,224      17,274,039      10,614,040       7,180,387
Total assets............................      38,040,246      37,652,773      32,383,674      32,339,558      36,019,492
Total liabilities.......................       7,532,267       7,680,937       3,360,236       3,199,045       6,377,989
Redeemable convertible preferred
 stock..................................      12,796,475      12,643,998      12,493,337      12,344,472      13,041,045
Total stockholders' equity..............      17,711,504      17,327,838      16,530,101      16,796,041      16,600,458

------------------------
Notes:

(a) Represents primarily a gain on sale of properties net leased to Firestone Tire & Rubber Company.

ITEM 7. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1995, the Company's primary source of liquidity was approximately $3,844,000 in cash and $1,275,000 in investments in U.S. Government obligations and securities. Long term debt at December 31, 1995 consisted of $6,590,154 of mortgages payable which is secured by certain real estate investments.

    The Company is currently in discussions concerning the acquisition of other net leased properties. In management's judgement, cash provided from operations, the Company's cash position and holdings in marketable government securities will provide adequate funds for cash distributions to shareholders, operating expenses and funds for a few investment opportunities. On March 1, 1996, the

Company entered into a revolving credit agreement with Bank Leumi Trust Company of New York, which makes available to the Company up to $5,000,000 for additional property acquisitions. The Credit Agreement provides for additional institutions to become parties to a total credit facility of $15,000,000 (including the $5,000,000 commitment of Bank Leumi). There is no assurance that additional institutions will become parties to the Credit Agreement. It will continue to be the Company's policy to make sufficient cash distributions to shareholders in order for the Company to maintain its real estate investment trust status under the Internal Revenue Code.

    In connection with the lease agreements with Total Petroleum, Inc. ("Total Petroleum") consummated in 1991, the Company agreed to expend certain funds to remediate environmental problems discovered at certain locations that were net leased to Total Petroleum. It was agreed that the net cost to the Company would not exceed $350,000 per location, with any excess cost being the responsibility of Total Petroleum. At that time the Company deposited $2,000,000 with an independent escrow agent to insure compliance by the Company with its obligations with respect to the environmental clean up. The escrow agent held approximately $1,345,000 as of December 31, 1995 which the Company deems adequate to cover any additional environmental costs.

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

RESULTS OF OPERATIONS

    COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND 1994

    Total revenues increased to $4,890,962 for the year ended December 31, 1995 from $4,041,378 for the year ended December 31, 1994. The increase of approximately $850,000 is the result of a substantial increase in rental income, offset in part by decreases in interest, dividends and other income, resulting from Management's decision during 1994 to concentrate on investments in improved real estate net leased on a long term basis. Rental income increased by $1,682,084, from $983,373 in 1994 to $2,665,457 in 1995, primarily due to rents earned on sixteen properties acquired from Gould Investors L.P. ("Gould") in January 1995 ("January 1995 Transaction") and four other properties acquired during 1995 and 1994. Interest income from related parties decreased from $2,361,013 in 1994 to $1,878,262 in 1995, principally due to the extinguishment of a mortgage receivable as part of the January 1995 Transaction. The decrease was partly offset by an increase in the discount amortization of a senior note receivable resulting from an increase in principal collections on such note during 1995.

    Dividends from related party decreased to $13,940 in 1995 from $270,000 in 1994 due to the transfer of preferred shares of BRT Realty Trust as part of the January 1995 Transaction. Interest and other income decreased to $333,303 in 1995 from $426,992 in 1994 primarily due to a decrease in the amount received or accrued from MUSTFA.

    The $266,280 increase in depreciation from $180,557 in 1994 to $446,837 in 1995 results from depreciation on properties acquired during 1995 and 1994. The decrease in interest -- mortgages payable from $484,440 in 1994 to $453,684 in 1995 is the net result of the elimination of interest paid on a $2,753,700 mortgage loan which was fully repaid in March 1995, offset by interest paid on new mortgages obtained in connection with property acquisitions during 1995 and 1994.

    Effective January 1, 1995, the Company became self-managed, thereby eliminating the management fee. In connection with the January 1995 Transaction, the Company must pay annual fixed leasehold rent on one property of $289,000 through April 2010. There was no such expense in 1994.

    General and administrative costs increased in 1995 to $609,745 from $412,158 in 1994 substantially due to salary and related payroll costs for the Company's President, as the Company converted to self-management effective January 1995. To a lesser extent, the increase results from additional payroll charges, as the Company's level of activity increased.

    COMPARISON OF YEARS ENDED DECEMBER 31, 1994 AND 1993

    Total revenues increased to $4,041,378 for the year ended December 31, 1994 from $3,348,419 for the year ended December 31, 1993. The $257,037 increase in rental income results from the acquisition of a long term net leased property in June 1994, offset to a limited extent by the sale of a parcel of real estate in November 1993. Interest income from related parties increased to $2,361,013 in 1994 from $1,907,286 in 1993. The increase of $453,727 is due primarily to interest earned in 1994 on a mortgage loan purchased from the FDIC at a substantial discount on July 30, 1993 and interest earned on a senior secured note receivable acquired in February 1993, offset in part by the exchange of a mortgage receivable for preferred shares in September 1993. Dividends of $270,000 and $79,500 were paid on the preferred shares during 1994 and 1993, respectively.

    Interest and other income decreased from $635,297 for the year ended December 31, 1993 to $426,992 for the year ended December 31, 1994. The $208,305 decrease is substantially due to a decrease of interest earned on U.S. Government securities resulting from the sale of such investments during 1993, the proceeds of which were used to invest in the mortgage loan purchased from the FDIC and the senior secured note receivable. The decrease was partly offset during 1994 due to an increase in other income of approximately $50,000, representing a partial return of unexpended escrow funds.

    The $78,604 increase in depreciation expense to $180,557 in 1994 results substantially from the purchase of a property in June 1994. In connection with this purchase, the Company obtained a $4,250,000 mortgage loan, resulting in interest on mortgages payable increasing in 1994 by $202,186.

    The increases in management fees of $19,376 is due to the increase in gross revenues on which the management fee was based. Effective January 1, 1995 the management fee was eliminated as the Company became a self administered real estate investment trust.

    General and administrative costs of $412,158 in 1994 reflect an increase of $57,038 from the prior year expense of $355,120 and is substantially due to an increase in expenses allocated by Gould Investors L.P. caused by an increase in the usage of staff, as the Company's level of activity increased.

    Gain on sale of investments in 1993 resulted from the sale of U.S. Government obligations and securities.

    In August, 1993, the Company entered into a contract for the sale of real estate at a sales price lower than the carrying amount. The Company recorded a provision for valuation adjustment for this difference of $258,744. The sale closed during November 1993. There was no comparable provision in 1994.

ITEM 8. -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data listed in Items 14(a)(1) and 14(a)(2) hereof are incorporated herein by reference.

ITEM 9. -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

    Information required by Part III (Item 10 -- "Directors and Executive Officers of the Registrant", Item 11 -- "Executive Compensation", Item 12 -- "Security Ownership of Certain Beneficial Owners and Management" and Item 13 -- "Certain Relationships and Related Transactions") will be contained in the definitive proxy statement to be filed within 120 days of the end of the Company's fiscal year.

                                    PART IV

ITEM 14. -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)Documents filed as part of this Report:

       1. The following financial statements of the Company are included in this Report on Form 10-K:

                                                                                   PAGE
                                                                                -----------
   --      Report of independent auditors (Ernst & Young LLP, successor to          F-1
            Kenneth Leventhal & Company, Independent Certified Public
            Accountants)......................................................
   --      Statements:
                                                                                    F-2
           Consolidated Balance Sheets........................................
                                                                                    F-3
           Consolidated Statements of Income..................................
                                                                                    F-4
           Consolidated Statements of Stockholders' Equity....................
                                                                                  F-5-F-6
           Consolidated Statements of Cash Flows..............................
                                                                                 F-7-F-16
           Notes to Consolidated Financial Statements.........................

       2.  Financial Statement Schedules:

   --      Schedule III -- Real Estate and Accumulated            F-17-F-18
            Depreciation........................................
   --      Schedule IV -- Mortgage Loans on Real Estate.........  F-19-F-20

    All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

           3.  EXHIBITS
      3.1  Articles of  Incorporation,  as amended,  of  the Company,  filed  as Exhibit  3.1  to  the
           Company's Form 10-Q for the quarter ended September 30, 1985, which Exhibit is incorporated herein by reference.
      3.2  Amendment to Articles of Incorporation, filed as Exhibit to the Company's Form 10-Q for the quarter ended June 30, 1989, which Exhibit is incorporated herein by reference.
      3.3  Amendment  to Articles of Incorporation, filed as an Exhibit to the Company's Form 10-Q for the quarter ended June 30, 1990, which Exhibit is incorporated herein by reference.
      3.4  By-Laws of the Company, as amended, filed as an Exhibit to the Company's Form 10-Q for  the quarter ended June 30, 1989, which Exhibit is incorporated herein by reference.
      3.5  Amendment  to By-Laws filed as an Exhibit to  the Company's Form 10-Q for the quarter ended
           June 30, 1990, which Exhibit is incorporated herein by reference.
     10.1  Lease, dated July 24, 1975, between Harvest  of Texas, Inc., landlord, and The Kroger  Co., tenant,  as amended, filed  as Exhibit 10.5 to  the Company's Form 10-K  for the year ended
           December 31, 1987, which Exhibit is incorporated herein by reference.
     10.2        (i)  Lease dated  December  2,  1986  between  Golden  Plaza  (1513)  Associates,  as landlord,  and  The May  Department Store  Company ("May"),  as tenant,  for the
                      Chicago (Ashland  Avenue),  Illinois Property,  filed  as Exhibit  b(i)  to  the
                      Company's Form 8-K dated September 1, 1987, which Exhibit is incorporated herein by reference.

                (ii)  Lease dated December 2, 1986 between Golden Plaza (812) Associates, as landlord, and  May, as  tenant, for  the Nashville,  Tennessee property,  filed as Exhibit
                      b(ii) to  the Company's  Form 8-K  dated  September 1,  1987, which  Exhibit  is incorporated herein by reference.
               (iii)  Lease dated December 2, 1986 between Golden Plaza (717) Associates, as landlord, and  May, as tenant, for the Ottumwa,  Iowa Property, filed as Exhibit b(iii) to the Company's Form 8-K  dated September 1, 1987,  which Exhibit is  incorporated herein by reference.
                (iv)  Lease  dated  December  2,  1986  between  Golden  Plaza  (1466)  Associates, as landlord, and May, as tenant, for the Chicago Heights, Illinois Property,  filed as  Exhibit  b(iv) to  the Company's  Form  8-K dated  September 1,  1987, which
                      Exhibit is incorporated herein by reference.
                 (v)  Lease dated  December  2,  1986  between  Golden  Plaza  (1485)  Associates,  as landlord,  and May, as tenant, for the West Valley City, Utah Property, filed as
                      Exhibit b(v) to the Company's Form 8-K dated September 1, 1987, which Exhibit is incorporated herein by reference.
                (vi)  Lease dated  December  2,  1986  between  Golden  Plaza  (2652)  Associates,  as landlord,  and May,  as tenant, for  the Baltimore, Maryland  Property, filed as
                      Exhibit b(vi) to the Company's Form  8-K dated September 1, 1987, which  Exhibit is incorporated herein by reference.
               (vii)  Lease  dated December 2, 1986 between Golden Plaza (94) Associates, as landlord, and May,  as tenant,  for the  Kansas City,  Kansas Property,  filed as  Exhibit
                      b(vii)  to the  Company's Form  8-K dated  September 1,  1987, which  Exhibit is incorporated herein by reference.
              (viii)  Lease dated  December  2,  1986  between  Golden  Plaza  (1530)  Associates,  as landlord,  and May,  as tenant, for  the Seattle, Washington  Property, filed as
                      Exhibit b(viii) to the Company's Form 8-K dated September 1, 1987, which Exhibit is incorporated herein by reference.
                (ix)  Lease dated  December  2,  1986  between  Golden  Plaza  (1508)  Associates,  as landlord,  and May, as tenant, for the Chicago (E. 47th St.), Illinois Property, filed as Exhibit b(ix) to the Company's Form 8-K dated September 1, 1987,  which
                      Exhibit is incorporated herein by reference.
                 (x)  Lease dated December 2, 1986 between Golden Plaza (822) Associates, as landlord, and May, as tenant, for the Decatur, Illinois Property, filed as Exhibit b(x) to the  Company's Form 8-K  dated September 1, 1987,  which Exhibit is incorporated herein by reference.
                (xi)  Lease dated  December  2,  1986  between  Golden  Plaza  (2633)  Associates,  as landlord,  and May, as tenant, for the  Dallas, Texas Property, filed as Exhibit
                      b(xi) to  the Company's  Form 8-K  dated  September 1,  1987, which  Exhibit  is incorporated herein by reference.
                      On  September  1, 1987  the  leases referred  to in  10.3  were assigned  to the
                      Company, as landlord.
     10.3  Lease dated January 17, 1989 and modification thereof dated as of February 15, 1989 between
           Crystal Management, Inc., as Landlord and  Stamford Realty Associates, Inc. as tenant  with respect  to Madison Avenue, New York,  New York, filed as an  exhibit to the Company's Form
           8-K dated June 27, 1994 and incorporated herein by reference.
     10.4  Purchase and Sale Agreement dated  as of December 28, 1994  with Gould Investors L.P.  with respect  to the acquisition  of sixteen net leased  properties, filed as  an exhibit to the
           Company's Form 8-K dated February 2, 1995 and incorporated herein by reference.

     10.5  Lease dated April  30, 1970  between Arthur  L. Feinstein,  et. ano  and Prudent  Resources
           Trust,  as Tenant (Ground  Lease) with respect  to Zero City  Frozen Food Warehouse, Miami,
           Florida filed  as  an  exhibit  to  the  Company's Form  10-K  dated  March  23,  1995  and incorporated herein by reference.
     10.6  Lease  dated April  30, 1970 between  Prudent Resources  Trust, as Landlord,  and Zero Food
           Storage, Inc. as Tenant (Operating Lease) with respect to Zero City Frozen Food  Warehouse,
           Miami,  Florida filed as  an exhibit to  the Company's Form  10-K dated March  23, 1995 and incorporated herein by reference.
     10.7  Form of  lease  entered into  with  Total Petroleum  with  respect to  13  Total  Petroleum properties  filed  as an  exhibit  to the  Company's  Form 10-K  dated  March 23,  1995 and incorporated herein by reference.
     10.8  Lease dated March 1, 1995 between Hollywood Video Partners LLC, as Landlord, and  Hollywood
           Entertainment Corporation, as Tenant, with respect to Killeen, Texas property. This exhibit is  filed herewith. The lease was assigned to OLP Texas, Inc., a wholly owned subsidiary of the Company.
     10.9  Lease dated September 20, 1994 between HWD Video Partners, Inc., as Landlord and  Hollywood
           Entertainment  Corporation,  as  Tenant, with  respect  to Rosenberg,  Texas  property. The exhibit is filed  herewith. This  lease was  assigned to OLP  Texas, Inc.,  a wholly  owned subsidiary of the Company.
    10.10  Lease  dated  June 28,  1995  between OLP  Iowa,  Inc. (a  wholly  owned subsidiary  of the
           Company), as Landlord, and Audio King Corporation, as Tenant, with respect to Cedar Rapids,
           Iowa property. This exhibit is filed herewith.
    10.11  Credit Agreement dated March 1,  1996 between the Company and  Bank Leumi Trust Company  of
           New York. This exhibit is filed herewith.
     21.1  Subsidiaries of registrant (filed herewith)
       27  Financial Data Statements
                 (b)  No  reports on Form 8-K were filed by  the Registrant during the last quarter of the period covered by this report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.
                                          ONE LIBERTY PROPERTIES, INC.

Dated: March , 1996
                                          By:          /s/ MATTHEW GOULD

                                             -----------------------------------
                                                         Matthew Gould
                                                           PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

                      SIGNATURE                         TITLE                                      DATE
------------------------------------------------------  --------------------------------  -----------------------

                 /s/ FREDRIC H. GOULD
     -------------------------------------------        Chairman of the Board of              March 12, 1996
                   Fredric H. Gould                      Directors

                  /s/ MATTHEW GOULD
     -------------------------------------------        President and Chief Executive         March 12, 1996
                    Matthew Gould                        Officer

                  /s/ MARSHALL ROSE
     -------------------------------------------        Director                              March 12, 1996
                    Marshall Rose

                 /s/ JOSEPH A. AMATO
     -------------------------------------------        Director                              March 12, 1996
                   Joseph A. Amato

                /s/ CHARLES BIEDERMAN
     -------------------------------------------        Director                              March 12, 1996
                  Charles Biederman

                  /s/ ARTHUR HURAND
     -------------------------------------------        Director                              March 12, 1996
                    Arthur Hurand

                 /s/ DAVID W. KALISH
     -------------------------------------------        Vice President and Chief              March 12, 1996
                   David W. Kalish                       Financial Officer

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of One Liberty Properties, Inc. and Subsidiaries

    We have audited the accompanying consolidated balance sheets of One Liberty Properties, Inc. and subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of One Liberty Properties, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          ERNST & YOUNG LLP

New York, New York
February 9, 1996
except for Note 10, as to which the date is March 1, 1996

                 ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                            DECEMBER 31,
                                                                                   ------------------------------
                                                                                        1995            1994
                                                                                   --------------  --------------
Real estate investments, at cost (Notes 3 and 4)
  Land...........................................................................  $    7,299,417  $    3,586,317
  Buildings......................................................................      18,154,919       8,163,951
                                                                                   --------------  --------------
                                                                                       25,454,336      11,750,268
    Less accumulated depreciation................................................       1,200,571         753,734
                                                                                   --------------  --------------
                                                                                       24,253,765      10,996,534
Mortgages receivable -- less unamortized discount -- (substantially all from
 related parties) -- (Note 3)....................................................       7,036,141      13,988,031
Senior secured note receivable -- less unamortized discount -- (related party) --
 (Note 3)........................................................................         528,575       2,108,193
Cash and cash equivalents........................................................       3,844,409       2,701,456
Unbilled rent receivable.........................................................          86,767         173,547
Rent, interest, deposits and other receivables...................................         696,790         360,599
Investments in U.S. Government obligations and securities -- (Note 2)............       1,274,747       3,972,256
Investments in BRT Realty Trust -- (related party) -- (Notes 2 and 3)............         127,704       3,219,481
Other............................................................................         191,348         132,676
                                                                                   --------------  --------------
                                                                                   $   38,040,246  $   37,652,773
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgages payable (Note 4).....................................................  $    6,590,154  $    6,983,647
  Accounts payable and accrued expenses..........................................         193,767         198,890
  Dividends payable..............................................................         748,346         498,400
                                                                                   --------------  --------------
                                                                                        7,532,267       7,680,937
                                                                                   --------------  --------------
Commitments and contingencies (Notes 5, 6 and 7).................................        --              --
Redeemable Convertible Preferred Stock, $1 par value; $1.60 cumulative annual dividend; 2,300,000 shares authorized; 808,776 shares issued; liquidation and
 redemption values of $16.50 (Note 5)............................................      12,796,475      12,643,998
                                                                                   --------------  --------------
Stockholders' equity:
  Common Stock, $1 par value; 25,000,000 shares authorized; 1,416,119 and
   1,399,119 shares issued and outstanding.......................................       1,416,119       1,399,119
  Paid-in capital................................................................      13,218,757      13,233,109
  Net unrealized loss on available-for-sale securities (Note 2)..................          (6,758)        (34,913)
  Accumulated undistributed net income...........................................       3,083,386       2,730,523
                                                                                   --------------  --------------
                                                                                       17,711,504      17,327,838
                                                                                   --------------  --------------
                                                                                   $   38,040,246  $   37,652,773
                                                                                   --------------  --------------
                                                                                   --------------  --------------

          See accompanying notes to consolidated financial statements.

                 ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                 YEAR ENDED DECEMBER 31,
                                                                       -------------------------------------------
                                                                           1995           1994           1993
                                                                       -------------  -------------  -------------
Revenues:
  Rental income (Note 6).............................................  $   2,665,457  $     983,373  $     726,336
  Interest from related parties (Note 3).............................      1,878,262      2,361,013      1,907,286
  Dividends from related party (Note 3)..............................         13,940        270,000         79,500
  Interest and other income..........................................        333,303        426,992        635,297
                                                                       -------------  -------------  -------------
                                                                           4,890,962      4,041,378      3,348,419
                                                                       -------------  -------------  -------------
Expenses:
  Depreciation.......................................................        446,837        180,557        101,953
  Interest -- mortgages payable......................................        453,684        484,440        282,254
  Management fee (Note 7)............................................       --              103,086         83,710
  Leasehold rent.....................................................        284,394       --             --
  General and administrative (Note 7)................................        609,745        412,158        355,120
                                                                       -------------  -------------  -------------
                                                                           1,794,660      1,180,241        823,037
                                                                       -------------  -------------  -------------
Operating income.....................................................      3,096,302      2,861,137      2,525,382
                                                                       -------------  -------------  -------------
Gain on sale of investments..........................................       --             --              168,631
Provision for valuation adjustment of real estate realized upon sale
 of real estate......................................................       --             --             (258,744)
                                                                       -------------  -------------  -------------
Loss on sale of real estate and investments..........................       --             --              (90,113)
                                                                       -------------  -------------  -------------
Net income...........................................................  $   3,096,302  $   2,861,137  $   2,435,269
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Calculation of net income applicable to common stockholders:
  Net income.........................................................  $   3,096,302  $   2,861,137  $   2,435,269
  Less dividends and accretion on preferred stock....................      1,446,519      1,444,703      1,442,907
                                                                       -------------  -------------  -------------
Net income applicable to common stockholders.........................  $   1,649,783  $   1,416,434  $     992,362
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Weighted average number of common shares outstanding.................      1,409,371      1,356,989      1,338,619
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Net income per common share (Note 2):
  Operating income...................................................  $        1.17  $        1.04  $         .81
  Loss on sale of real estate and investments........................       --             --                 (.07)
                                                                       -------------  -------------  -------------
  Net income.........................................................  $        1.17  $        1.04  $         .74
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Cash distributions per share:
  Common Stock.......................................................  $        1.03  $         .86  $         .94
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
  Preferred Stock....................................................  $        1.60  $        1.60  $        1.60
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

          See accompanying notes to consolidated financial statements.

                 ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995

                                                                               NET
                                                                            UNREALIZED
                                                                          GAIN (LOSS) ON
                                                                          AVAILABLE-FOR-   ACCUMULATED
                                              COMMON         PAID-IN           SALE       UNDISTRIBUTED
                                               STOCK         CAPITAL        SECURITIES      NET INCOME        TOTAL
                                           -------------  --------------  --------------  --------------  --------------

Balances, January 1, 1993................  $   1,338,619  $   13,003,572   $    --        $    2,453,850  $   16,796,041
Net income...............................       --              --              --             2,435,269       2,435,269
Distributions -- Common Stock
  ($.94 per share).......................       --              --              --            (1,258,302)     (1,258,302)
Distributions -- Preferred Stock
  ($1.60 per share)......................       --              --              --            (1,294,042)     (1,294,042)
Accretion on Preferred Stock.............       --              (148,865)       --              --              (148,865)
                                           -------------  --------------  --------------  --------------  --------------
Balances, December 31, 1993..............      1,338,619      12,854,707        --             2,336,775      16,530,101
Net income...............................       --              --              --             2,861,137       2,861,137
Distributions -- Common Stock
  ($.86 per share).......................       --              --              --            (1,173,347)     (1,173,347)
Distributions -- Preferred Stock
  ($1.60 per share)......................       --              --              --            (1,294,042)     (1,294,042)
Accretion on Preferred Stock.............       --              (150,661)       --              --              (150,661)
Exercise of options......................         60,500         529,063        --              --               589,563
Net unrealized loss on available-for-sale
 securities (Note 2).....................       --              --              (34,913)        --               (34,913)
                                           -------------  --------------  --------------  --------------  --------------
Balances, December 31, 1994..............      1,399,119      13,233,109        (34,913)       2,730,523      17,327,838
Net income...............................                                                      3,096,302       3,096,302
Distributions -- Common stock
  ($1.03 per share)......................                                                     (1,449,397)     (1,449,397)
Distributions -- Preferred stock
  ($1.60 per share)......................                                                     (1,294,042)     (1,294,042)
Accretion on preferred stock.............                       (152,477)                                       (152,477)
Exercise of options......................         17,000         138,125                                         155,125
Net unrealized gain on available-for-sale
 securities (Note 2).....................                                        28,155                           28,155
                                           -------------  --------------  --------------  --------------  --------------
Balances, December 31, 1995..............  $   1,416,119  $   13,218,757   $     (6,758)  $    3,083,386  $   17,711,504
                                           -------------  --------------  --------------  --------------  --------------
                                           -------------  --------------  --------------  --------------  --------------

          See accompanying notes to consolidated financial statements.

                 ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1995           1994           1993
                                                                      -------------  -------------  -------------
Cash flows from operating activities:
  Net income........................................................  $   3,096,302  $   2,861,137  $   2,435,269
  Adjustments to reconcile net income to net cash provided by operating activities:
    (Gain) on sale of investments...................................       --             --             (168,631)
    Provision for valuation adjustment..............................       --             --              258,744
    Depreciation and amortization...................................        479,645        236,841        148,200
    Amortization of discount on mortgage receivable -- related
     party..........................................................       --             --             (151,784)
  Changes in assets and liabilities:
      (Increase) decrease in rent, interest, deposits and other
       receivables..................................................       (241,681)       (54,660)       141,358
      (Decrease) increase in accounts payable and accrued
       expenses.....................................................         (5,123)        49,726         27,329
                                                                      -------------  -------------  -------------
        Net cash provided by operating activities...................      3,329,143      3,093,044      2,690,485
                                                                      -------------  -------------  -------------
Cash flows from investing activities:
  Additions to real estate..........................................     (3,819,323)    (5,549,182)      --
  Costs of acquisition of real estate and mortgage receivable from
   Gould Investors L.P. -- related party............................        (90,514)      --             --
  Collection of mortgages receivable -- (including $148,291,
   $236,625 and $141,432 from related parties in 1995, 1994 and
   1993)............................................................        169,388        249,712        153,308
  Collection of senior secured note receivable -- BRT Realty Trust
   -- related party.................................................      1,579,618        928,103        178,846
  Investment in mortgages receivable -- related parties, net of
   discount.........................................................       --             --           (6,080,582)
  Investment in senior secured note receivable -- BRT Realty Trust
   -- related party, net of discount................................       --             --           (3,215,142)
  Sale of real estate, net..........................................       --             --              283,222
  Investment in BRT Realty Trust shares of beneficial interest......       --             --             (583,142)
  Sale of U.S. Government obligations and securities, net...........      2,806,713        739,188      9,266,507
  Other.............................................................        (14,986)      --             --
                                                                      -------------  -------------  -------------
        Net cash provided by (used in) investing activities.........        630,896     (3,632,179)         3,017
                                                                      -------------  -------------  -------------
Cash flows from financing activities:
  Proceeds from mortgages payable...................................      2,413,350      4,250,000       --
  Satisfaction of mortgage payable..................................     (2,753,700)      --             --
  Payment of financing costs........................................        (85,225)      (100,355)      --
  Repayment of mortgages payable....................................        (53,143)       (20,053)      --
  Exercise of stock options.........................................        155,125        589,563       --
  Cash distributions -- Common Stock................................     (1,199,451)    (1,132,319)    (1,124,440)
  Cash distributions -- Preferred Stock.............................     (1,294,042)    (1,294,042)    (1,294,042)
                                                                      -------------  -------------  -------------
        Net cash (used in) provided by financing activities.........     (2,817,086)     2,292,794     (2,418,482)
                                                                      -------------  -------------  -------------
Net increase in cash and cash equivalents...........................      1,142,953      1,753,659        275,020
Cash and cash equivalents at beginning of year......................      2,701,456        947,797        672,777
                                                                      -------------  -------------  -------------
Cash and cash equivalents at end of year............................  $   3,844,409  $   2,701,456  $     947,797
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

          See accompanying notes to consolidated financial statements.

                 ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                        ------------------------------------------
                                                                             1995          1994          1993
                                                                        --------------  -----------  -------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest expense......................  $      467,116  $   430,076  $     282,254
  Cash paid during the year for income taxes..........................          43,784       10,981         13,849
Supplemental schedule of noncash investing and financing activities:
  Acquisition of real estate and mortgage receivable from Gould
   Investors L.P., a related party....................................      (9,861,729)     --            --
  Consideration for acquisition from Gould Investors L.P.:
    Extinguishment of mortgage receivable.............................       6,850,000      --            --
    Transfer of BRT preferred stock...................................       2,455,355      --            --
    Transfer of BRT common stock......................................         556,374      --            --
  Cancellation of secured note receivable from BRT Realty Trust, a related party, in exchange for 1,030,000 of newly issued,
   convertible redeemable preferred shares............................        --            --           2,455,355
  Accretion on Preferred Stock........................................         152,477      150,661        148,865

          See accompanying notes to consolidated financial statements.

                 ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

NOTE 1 -- ORGANIZATION AND BACKGROUND
    One Liberty Properties, Inc. (the "Company") was incorporated in 1982 in the state of Maryland. The Company is a self-managed Real Estate Investment Trust ("REIT") which currently participates in net leasing transactions and has engaged in other real property transactions and in real property mortgages.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES
    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of One Liberty Properties, Inc. and its wholly-owned subsidiaries. Material intercompany items and transactions have been eliminated. The Company and its subsidiaries are hereinafter referred to as the Company.

    RECLASSIFICATION OF FINANCIAL STATEMENTS

    Certain amounts reported in previous consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current year's presentation.

    USE OF ESTIMATES

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    INCOME RECOGNITION

    Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the initial term of the lease. Mortgage receivable discount is amortized over the remaining life, utilizing the interest method, based on the Company's evaluation of the collectibility of the carrying amount of the mortgage. Note receivable discount is amortized over the remaining life, based on principal collections.

    MEASUREMENT OF LOAN IMPAIRMENT

    During the year ended December 31, 1995 the Company adopted Statement of Financial Accounting Standards No. 114 ("SFAS #114"), Accounting by Creditors for Impairment of a Loan. SFAS #114 defines impairment as the probability that all amounts due under a loan agreement will not be collected according to the contractual terms. SFAS #114 requires measurement of loan impairment based on either the present value of expected future cash flows discounted at the loan's effective interest rate or as an expedient, the fair value of the loan's collateral. If the measure of the impaired loan is less than the recorded investment in the loan, the Company shall recognize an impairment.

    The Company did not have any impaired loans at December 31, 1995 and December 31, 1994.

    DEPRECIATION

    Depreciation of buildings is computed on the straight-line method over an estimated useful life of 40 years for commercial properties and 27 and one half years for residential properties.

    DEFERRED FINANCING COSTS

    Mortgage costs are deferred and amortized on a straight-line basis over the terms of the respective debt obligations.

                 ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    FEDERAL INCOME TAXES

    The Company has qualified as a real estate investment trust under the applicable provisions of the Internal Revenue Code. Under these provisions, the Company will not be subject to federal income taxes on amounts distributed to stockholders providing it distributes substantially all of its taxable income and meets certain other conditions.

    Distributions made during 1995 and 1994 included approximately 8% and 2%, respectively, of capital gains, with the balance ordinary income.

    INVESTMENTS IN DEBT AND EQUITY SECURITIES

    Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards #115, Accounting for Certain Investments in Debt and Equity Securities. The SFAS addresses accounting and reporting for (1) investments in equity securities that have readily determinable fair values and (2) all investments in debt securities. The Company has determined in accordance with SFAS #115 that its investment in common shares of BRT Realty Trust ("BRT"), a related party of the Company (see Note 3 as to the Company's relationship to BRT), and its investment in U.S. Government obligations and securities are "available-for-sale" securities.

    The accounting treatment of such securities at December 31, 1995 and 1994 is fair value, with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

    The Company's investment in 30,048 beneficial shares of BRT, purchased at a cost of $97,656 has a fair market value at December 31, 1995 of $127,704 resulting in an unrealized holding gain of $30,048. The cost basis of the Company's investment in U.S. Government obligations and securities, which have an average maturity of two to three years, is $1,310,552 and the fair value is $1,274,747, resulting in an unrealized holding loss of $35,805. In addition, the Company has invested $16,600 in equity securities which have a fair market value of $15,599 at December 31, 1995. The aggregate net unrealized holding loss of $6,758 is included as a separate component of stockholders' equity.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

    Mortgages receivable: Three mortgage loans of the Company aggregating $1,201,907 are currently fixed at interest rates which approximate market. Accordingly, the carrying amounts of the mortgage loans approximate their fair values. The remaining mortgage loan was purchased by the Company at a discount, which is being amortized by the Company over the life of the mortgage. The Company expects to receive a yield to maturity of approximately 14.5%. The Company estimates the fair value of the loan to approximate its face amount of $8,816,652 at December 31, 1995. The loan is being carried on the balance sheet at $5,834,234, the difference representing the remaining unamortized discount of $2,982,418.

    Senior secured note receivable: Due to the high paydown rate the Company has experienced on this note and which the Company anticipates will continue on the remaining balance (which matures June 1997) and due to the note providing for interest at the prime rate plus one percent, the Company estimates the fair value of the note to approximate its face amount of $760,638 at December 31, 1995. The note is being carried on the balance sheet at $528,575, the difference representing the remaining unamortized discount of $232,063.

                 ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Cash and short term investments: The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

    Investments in U.S. Government obligations and securities and investments in BRT Realty Trust: Since these investments are considered "available-for-sale", they are reported in the balance sheet based upon quoted market prices.

    Mortgages payable: The Company determined the estimated fair value of its debt by discounting future cash payments at their effective rates of interest, which approximate current market rates of interest for similar loans. Accordingly, there is no material difference between their carrying amount and fair value.

    Redeemable convertible preferred stock: Based on the December 31, 1995 quoted market price per share of $16.50, the fair value of the Company's redeemable convertible preferred stock is $13,344,804.

    ACCRETION ON PREFERRED STOCK

    The Company has Preferred Stock outstanding which is both redeemable and convertible. The stock was initially recorded in the financial statements at its fair value based upon the initial average trades on the American Stock Exchange. The amount by which the redemption value exceeds the carrying value is being accreted using the interest method over the life of the redemption period.

    STOCK BASED COMPENSATION

    The Company grants stock options for a fixed number of shares to officers and employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

    EARNINGS PER COMMON SHARE

    Primary earnings per common share data is based upon the weighted average number of common shares and assumed equivalent shares outstanding during the year, after giving effect to the dividends and accretion relating to the Company's Preferred Stock. The Preferred Stock is not considered a common stock equivalent for the purpose of computing earnings per share because their assumed conversion is anti-dilutive. The assumed exercise of outstanding share options, using the treasury stock method, is not materially dilutive for the primary earnings per common share computation.

    Fully diluted earnings per common share are based on an increase in the number of common shares that would be outstanding assuming the exercise of common share options. Since fully diluted earnings per share amounts are not materially dilutive, such amounts are not presented.

    CASH EQUIVALENTS

    Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In March 1995, the FASB issued Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which requires the Company make a review of each real estate asset owned for which indicators of impairment are present, to determine whether the carrying amount of the asset will be recovered. Recognition of impairment would be required if the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying

                 ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) amount. Measurement would be based upon the fair market value of the asset. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

NOTE 3 -- REAL ESTATE PURCHASES, MORTGAGES AND SENIOR SECURED NOTE RECEIVABLE AND PRINCIPAL RELATED PARTY TRANSACTIONS

    REAL ESTATE PURCHASES

    On January 19, 1995, the Company acquired from Gould Investors L.P. ("Gould") in a single transaction, sixteen net leased real estate properties (including the reacquisition of thirteen retail locations net leased to Total Petroleum and sold to Gould in December 1991 for an aggregate consideration of $8,107,020) and one mortgage receivable. The properties are all net leased on a long term basis to third parties with current expirations ranging from 2004 to 2051, and have certain tenant renewal rights. The consideration paid for the properties was comprised of 1) the extinguishment of a $6,850,000 mortgage loan which the Company held on thirteen of the acquired properties and 2) 1,030,000 restricted convertible preferred shares of BRT and 173,719 Beneficial Shares of BRT owned by the Company. The closing price of the BRT Beneficial Shares on the New York Stock Exchange on January 19, 1995 (the date of the transaction) was $3 5/8. The preferred shares do not trade publicly. The Company's Board of Directors received, prior to and as a condition to consummation of the transaction, valuation analyses on the sixteen properties acquired and an opinion from an independent investment banker relating to the fairness of the transaction. The Company recorded the assets acquired at the carrying amount of the assets exchanged (plus transaction costs), resulting in a reclassification from investments in BRT and mortgages receivable to real estate investments, at cost.

    In connection with the Total Petroleum lease agreement, the Company deposited $2,000,000 with an independent escrow agent, which represents the estimated maximum amount to remediate environmental problems discovered at certain locations. The agreement limits the maximum payment to approximately $350,000 per location. The escrow agent currently holds approximately $1,345,000 in escrow as of December 1995, which the Company believes is adequate to cover any additional environmental costs.

    On January 19, 1995 Gould owned 917,400 shares of the common stock of the Company or 65.6% of the equity interest and 50.9% of the voting rights. At December 31, 1995 Gould owned 715,227 shares of the common stock of the Company or 50.5% of the equity interest and 39.3% of the voting rights.

    On June 14, 1994, the Company acquired from a wholly-owned subsidiary of BRT, the fee interest of a property located in midtown Manhattan, for a consideration of $5,525,000, plus closing costs of $124,537. The transaction and the purchase price were unanimously approved by the independent directors of the Company, subject to the receipt of an independent real estate appraisal. After receipt of an independent appraisal substantiating the purchase price, the acquisition was consummated. Simultaneously with the purchase, the Company obtained a $4,250,000 nonrecourse mortgage loan from a local institution. The fee position was acquired subject to a long term net lease with a current annual rent of $550,000, with increases in the net rent every five years. The next rent increase will be in 1999.

    At December 31, 1994, the Company owned 203,767 shares of Beneficial Interest of BRT and 1,030,000 shares of BRT preferred stock, (representing all outstanding shares of preferred stock) accounting for 14.7% of the total voting power of BRT. At December 31, 1995, the Company's

                 ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995

NOTE 3 -- REAL ESTATE PURCHASES, MORTGAGES AND SENIOR SECURED NOTE RECEIVABLE AND PRINCIPAL RELATED PARTY TRANSACTIONS (CONTINUED)
investment in BRT was reduced to 30,048 shares of Beneficial Interest accounting for less than 1% of the total voting power of BRT. For the years ended December 31, 1995, 1994 and 1993, the Company earned $13,940, $270,000 and $79,500, respectively, on its shares of BRT preferred stock.

    MORTGAGES RECEIVABLE

    Mortgages receivable at December 31, 1995 and 1994 consists of the following:

AFFILIATES                                                                         1995            1994
-----------------------------------------------------------------------------  -------------  --------------
   (i)     Gould Investors L.P...............................................  $    --        $    6,850,000
  (ii)     Entity substantially owned by Gould Investors L.P. (net of
           unamortized discount of $2,982,418 and $3,301,918)................      5,834,234       5,922,524
  (iii)    Entity substantially owned by Gould Investors L.P.................        860,000         920,000

NON-AFFILIATES
-----------------------------------------------------------------------------
           Other.............................................................        341,907         295,507
                                                                               -------------  --------------
                                                                               $   7,036,141  $   13,988,031
                                                                               -------------  --------------
                                                                               -------------  --------------

       i)
    This mortgage loan arose from the sale to Gould in 1991 described above, and provided for interest only payments until maturity, with an initial interest rate of ten percent for the first five years and ten and one half percent for the last five years. The interest income amounted to $33,145 for the year ended December 31, 1995 and $685,000 each for the years ended December 31, 1994 and 1993. The mortgage loan was extinguished as part of the January 19, 1995 transaction. See "Real Estate Purchases" above.

      ii)
   On July 30, 1993, as a result of a public auction, the Federal Deposit Insurance Corporation sold to an entity related to the Company, for a consideration of $19,000,300, a $23,000,000 first mortgage, providing for an interest rate of 8% per annum, secured by an office building located in Manhattan, New York. The office building which secures this mortgage is owned by a partnership in which Gould is General Partner and in which Gould owns substantially all of the partnership interests. Simultaneously with the purchase, $13,181,000 was advanced by an unrelated party, $6,080,000 (which includes closing costs) was advanced by the Company, and the mortgage was severed into a first mortgage of $13,181,000 paying interest at 9 1/2% per annum held by the unrelated party and a subordinate wrap mortgage of $9,819,000 held by the Company. Both the first mortgage and the wrap mortgage mature in 2005 at which time the first mortgage will be fully amortized and the wrap mortgage will have a principal balance of approximately $4,000,000. The Company receives monthly principal and interest payments of $79,318 and at December 31, 1995 and 1994 its principal balance had been reduced to approximately $8,817,000 and $9,224,000, respectively. The discount of $3,738,400 is being amortized by the Company over the life of the mortgage. The Company expects to receive a yield to maturity of approximately 14.5%. Interest income, including amortization of the discount of $319,500, $310,200 and $126,300, amounted to $861,750, $873,459 and $386,748 for the years ended
   1995, 1994 and 1993, respectively.

   The building which secures the first mortgage and the wrap mortgage is leased to the City of New York. The lease expires in 2005 with an option to renew for an additional five years and provides the City with a limited right of termination. The first mortgage and the wrap mortgage are nonrecourse to the owner of the building.

                 ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995

NOTE 3 -- REAL ESTATE PURCHASES, MORTGAGES AND SENIOR SECURED NOTE RECEIVABLE AND PRINCIPAL RELATED PARTY TRANSACTIONS (CONTINUED)
     iii)
    In January 1992, the Company made a first mortgage loan to a partnership in which Gould is General Partner and in which Gould owns substantially all of the partnership interests, in the amount of $1,200,000. The mortgage is secured by an apartment building in Manhattan, New York. The maturity date of the loan was extended to January 31, 1997 from its due date of January 31, 1995 and the interest rate was increased to 11% per annum, effective as of February 1, 1995. The mortgage note bore interest at 11% per annum, through January 31, 1994 and 10% through January 31, 1995 with minimum amortization of $5,000 per month. The unpaid balance at December 31, 1995 is $860,000. The interest income amounted to $96,863, $99,859 and $121,275 for the years ended 1995, 1994 and 1993, respectively.

    The transactions listed above in items i) through iii) were approved by the independent directors of the Company. The directors who are affiliated with the Company and Gould abstained from the voting on these transactions.

    Annual maturities of real estate loans during the next five years and thereafter are summarized as follows:

YEAR ENDING DECEMBER 31,
------------------------------------------------------------------------------
1996..........................................................................  $      778,508
1997..........................................................................       1,260,461
1998..........................................................................         484,097
1999..........................................................................         508,251
2000..........................................................................         532,820
2001 and thereafter...........................................................       6,454,422
                                                                                --------------
      Total...................................................................      10,018,559
Less: Unamortized discount....................................................       2,982,418
                                                                                --------------
Net carrying amount -- mortgages receivable...................................  $    7,036,141
                                                                                --------------
                                                                                --------------

    SENIOR SECURED NOTE RECEIVABLE

    On February 26, 1993 the Company purchased from an unrelated entity 28.9% of a 16.67% portion of an indebtedness due to various institutions by BRT. The Company paid $3,215,142 for a $4,626,720 share of the principal amount of such indebtedness. The discount of $1,411,578 is being amortized by the Company as principal payments are received. The principal earns interest at prime plus one percent (9.5% as of December 31, 1995). At December 31, 1995 and 1994 the Company's portion of the indebtedness has been reduced to $760,638 and $3,033,774, respectively, and the carrying amount net of unamortized discount amounted to $528,575 and $2,108,193. The purchase of the portion of this indebtedness was approved by the independent directors of the Company. The directors who are affiliated with the Company and BRT abstained from the voting on this transaction.

                 ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               December 31, 1995

NOTE 4 -- MORTGAGES PAYABLE
    At December 31, 1995 there are four outstanding mortgages payable, all of which are secured by individual real estate investments with an aggregate carrying value of $9,368,505 before accumulated depreciation. The mortgages bear interest at rates ranging from 8.5% to 9.1%, and mature between 1999 and 2002.

    Scheduled principal repayments during the next five years and thereafter are as follows:

YEAR ENDING DECEMBER 31,
-------------------------------------------------------------------------------
1996...........................................................................  $      90,477
1997...........................................................................        100,397
1998...........................................................................        109,501
1999...........................................................................      4,042,260
2000...........................................................................        925,307
2001 and thereafter............................................................      1,322,212
                                                                                 -------------
    Total......................................................................  $   6,590,154
                                                                                 -------------
                                                                                 -------------

NOTE 5 -- REDEEMABLE CONVERTIBLE PREFERRED STOCK
    The Preferred Stock has the following rights, qualifications and conditions:
(i) a cumulative dividend preference of $1.60 per share per annum; (ii) a liquidation preference of $16.50 per share; (iii) a right to convert each share of Preferred Stock at any time into .825 of a share of Common Stock; (iv) redeemable by the Company after July 1, 1994 at $17.30 per share and at premiums declining to $16.50 on July 1, 1998 and thereafter; (v) an option by each preferred holder to put the Preferred Stock to the Company at $16.50 per share for the period commencing July 1, 1999 and ending on September 28, 1999; and
(vi) one-half vote per share.

NOTE 6 -- REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS
    The rental properties owned at December 31, 1995 are leased under noncancellable operating leases to corporate tenants with current expirations ranging from 1996 to 2051, with certain tenant renewal rights. All lease agreements are net lease arrangements which require the tenant to pay not only rent but all the expenses of the leased property including maintenance, taxes, utilities and insurance. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.

    The minimum future rentals to be received on the operating leases in effect at December 31, 1995 over the next five years are as follows:

YEAR ENDING DECEMBER 31,
-------------------------------------------------------------------------------
1996...........................................................................  $   3,087,270
1997...........................................................................      2,724,696
1998...........................................................................      2,751,804
1999...........................................................................      2,821,392
2000...........................................................................      2,785,113

    Included in the minimum future rentals is a property that an unrelated third party owns the fee title to. The Company pays annual fixed leasehold rent of $288,833 through April 2010 and has a right to extend the lease for up to three 15 year and one 14 year renewal options.

    The Company leases eleven of its properties to a retail chain of stores, with the primary lease term ending on December 31, 1996. The tenant has
exercised   its   option   to   renew    with   respect   to   three   of    the

                 ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995

NOTE 6 -- REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (CONTINUED) locations and has otherwise extended a lease with respect to one location. It is uncertain whether the remaining seven leases, which represent approximately 6% of the Company's total revenues for 1995, will be renewed.

    At December 31, 1995, the Company has recorded an unbilled rent receivable aggregating $86,767, representing rent reported on a straight-line basis in excess of rental payments required under the initial term of the lease. The minimum future rentals presented above include amounts applicable to the repayment of these unbilled rent receivables.

    For the year ended December 31, 1995, the following assets generated revenues for the Company in amounts exceeding 10% of the Company's total revenues:

                                                                                 FOR THE YEAR ENDED
                                                                                 DECEMBER 31, 1995
                                                                              ------------------------
                                                                                           % OF TOTAL
DESCRIPTION                                                                     REVENUE     REVENUES
----------------------------------------------------------------------------  -----------  -----------
Senior Secured Note Receivable (a)..........................................  $   886,503       18.13%
Mortgage receivable - related party (b).....................................      861,750       17.62
Total Petroleum properties (c)..............................................      810,379       16.57
Residential and retail apartment building...................................      550,000       11.25

------------------------
(a) See note 3 -- Senior Secured Note Receivable for other information.

(b) See note 3 -- Mortgages Receivable (ii) for other information.

(c) Total  Petroleum,  an  operator  of  combination  gas  station  and   retail
    convenience stores, is a tenant in thirteen of the Company's properties, all located in the State of Michigan.

NOTE 7 -- MANAGEMENT AGREEMENT AND OTHER RELATED PARTY TRANSACTIONS
    On December 31, 1994, the management agreement which had been in effect since July 1989 was terminated and on January 1, 1995, the Company became self-managed incurring payroll and payroll related costs for the Company's President of $137,460. Prior to January 1, 1995, the Company was managed by an entity ("Manager") controlled by the Chairman and Vice Chairman of the Company's Board of Directors, and its President, all of whom are officers of the managing general partner of Gould. The Manager was responsible for the day-to-day operations of the Company, served as a consultant to the Company in connection with certain policy decisions made by the Company's Board of Directors and performed various services in connection with property and asset management on behalf of the Company. The Manager was entitled to an annual fee, payable quarterly, equal to 2.5% of the Company's gross revenues, subject to limitations (as defined in the management agreement). Such fees amounted to $83,710 and $103,086 during the years ended December 31, 1993 and 1994 respectively. In addition, during the year ended December 31, 1994, the Company paid $42,500 to the Manager for services rendered in connection with obtaining mortgage financing on a property the Company purchased in June 1994.

    Gould charged the Company $127,806, $167,727 and $210,357 during the years ended December 31, 1993, 1994, and 1995, respectively, for allocated general and administrative expenses and payroll based on time incurred by various employees.

    A company controlled by certain trustees and officers of the Company was paid mortgage brokerage fees of $24,134 during the year ended December 31, 1995.

    See Note 3 for other related party transaction information.

                 ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995

NOTE 8 -- STOCK OPTIONS
    On November 17, 1989, the directors of the Company granted, under the 1989 Stock Option Plan, options to purchase a total of 110,000 shares of Common Stock at $11 per share to a number of the Company's officers and employees. In 1994, one officer exercised 20,000 of these options and the balance expired. On June 6, 1991, the directors of the Company granted to each of the three independent directors of the Company an option to purchase 5,000 shares of Common Stock at $9.125 per share. On March 4, 1993, the Board of Directors granted, also under the 1989 Stock Option Plan, options to purchase a total of 100,000 common shares at $9.125 per share to a number of officers and employees of the Company.

    Stock options are granted at per share amounts at least equal to their fair market value at the date of grant. The options are cumulatively exercisable at a rate of 25% per annum and expire five years after the date of grant.

    A maximum of 225,000 common shares were reserved for issuance under the 1989 Stock Option Plan, of which 90,000 are available for grant at December 31, 1995.

    Changes in the number of common shares under all option arrangements are summarized as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------
                                                                  1995         1994           1993
                                                               -----------  -----------  ---------------
Outstanding at beginning of period...........................       74,500      225,000          125,000
Granted......................................................      --           --               100,000
Option prices per share granted..............................      --           --       $         9.125
Exercisable at end of period.................................       32,500       20,750          142,500
Exercised....................................................       17,000       60,500        --
Expired......................................................      --            90,000        --
Outstanding at end of period.................................       57,500       74,500          225,000
Option prices per share outstanding..........................  $     9.125  $     9.125  $   9.125 - $11

                 ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995

NOTE 9 -- QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                                    QUARTER ENDED
                                                                 ---------------------------------------------------
                                                                  MARCH 31     JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                                 -----------  ---------  -------------  ------------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
1995
  Revenues.....................................................   $   1,217   $   1,178   $   1,367(a)   $    1,129
  Net income...................................................         742         740         907(a)          707
  Net income applicable to common stockholders.................         380         378         545(a)          347
  Net income per common share..................................         .27         .27         .39(a)          .24

------------------------
(a) Includes an additional amount of approximately $200,000 ($.14 per common share) of income from accelerated principal payments on the Senior Secured Note Receivable (see Note 3).

                                                                                      QUARTER ENDED
                                                                  ------------------------------------------------------
                                                                   MARCH 31      JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                                  -----------  -----------  -------------  -------------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
1994
  Revenues......................................................   $     946    $     952     $   1,168      $     975
  Net income....................................................         736          656           742            727
  Net income applicable to common stockholders..................         375          295           381            365
  Net income per common share...................................         .28          .22           .28            .26

NOTE 10 -- SUBSEQUENT EVENT
    On March 1, 1996 the Company entered into a $5,000,000 revolving credit agreement ("Credit Agreement") with Bank Leumi Trust Company of New York ("Bank Leumi"). Borrowings under the Credit Agreement will be used to provide the Company with funds to acquire properties. The Credit Agreement will mature February 28, 1999 with a right for the Company to extend the Credit Agreement until February 29, 2000. As collateral for any advances to be made by Bank Leumi under the Credit Agreement, the Company has pledged the stock of each of its subsidiaries and certain mortgages receivable.

    The Company has not drawn down any funds under the Credit Agreement.

                 ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
     SCHEDULE III -- CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1995

                                                                   GROSS AMOUNT AT WHICH CARRIED AT
                                INITIAL COST TO COMPANY                   DECEMBER 31, 1995
                         --------------------------------------  ------------------------------------  ACCUMULATED     DATE OF
                         ENCUMBRANCES      LAND      BUILDINGS      LAND      BUILDINGS      TOTAL     DEPRECIATION  CONSTRUCTION
                         -------------  ----------  -----------  ----------  -----------  -----------  ------------  ------------
FREE STANDING
RETAIL LOCATIONS:
Houston, TX............   $   --        $  700,000  $   774,850  $  700,000  $   774,850  $ 1,474,850   $  169,498       1980
Killeen, TX............       729,311      267,942    1,071,768     267,942    1,071,768    1,339,710       10,048       1995
Cedar Rapids, IA.......       990,000      280,292    1,121,164     280,292    1,121,164    1,401,456       15,182       1995
Miscellaneous..........       692,100    4,941,347   10,747,791   4,941,347   10,747,791   15,689,138      756,970     Various

APARTMENT
BUILDING:
New York, NY...........     4,178,743    1,109,836    4,439,346   1,109,836    4,439,346    5,549,182      248,873       1910
                         -------------  ----------  -----------  ----------  -----------  -----------  ------------
                          $ 6,590,154   $7,299,417  $18,154,919  $7,299,417  $18,154,919  $25,454,336   $1,200,571
                         -------------  ----------  -----------  ----------  -----------  -----------  ------------
                         -------------  ----------  -----------  ----------  -----------  -----------  ------------

                                             LIFE ON WHICH
                                            DEPRECIATION IN
                                             LATEST INCOME
                                             STATEMENT IS
                          DATE ACQUIRED    COMPUTED (YEARS)
                         ----------------  -----------------
FREE STANDING
RETAIL LOCATIONS:
Houston, TX............   April 1, 1987             40
Killeen, TX............  August 18, 1995            40
Cedar Rapids, IA.......   June 29, 1995             40
Miscellaneous..........      Various                40
APARTMENT
BUILDING:
New York, NY...........   June 14, 1994             27.5

                 ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

             NOTES TO SCHEDULE III -- CONSOLIDATED REAL ESTATE AND
                            ACCUMULATED DEPRECIATION

Reconciliation of "Real Estate and Accumulated Depreciation"

                                                                               YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------------
                                                                         1995            1994           1993
                                                                    --------------  --------------  -------------
Investment in real estate:
Balance, beginning of year........................................  $   11,750,268  $    6,201,086  $   6,780,086
Addition -- land and buildings....................................      13,704,068       5,549,182       --
Deduction -- cost of property sold................................        --              --             (579,000)
                                                                    --------------  --------------  -------------
Balance, end of year..............................................  $   25,454,336  $   11,750,268  $   6,201,086
                                                                    --------------  --------------  -------------
                                                                    --------------  --------------  -------------

Accumulated depreciation:
Balance, beginning of year........................................  $      753,734  $      573,177  $     508,258
Addition -- depreciation..........................................         446,837         180,557        101,953
Deduction -- accumulated depreciation related to property sold....        --              --              (37,034)
                                                                    --------------  --------------  -------------
Balance, end of year..............................................  $    1,200,571  $      753,734  $     573,177
                                                                    --------------  --------------  -------------
                                                                    --------------  --------------  -------------

    The aggregate cost of the properties is the same for federal income tax purposes.

                 ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                  SCHEDULE IV -- MORTGAGE LOANS ON REAL ESTATE

                               DECEMBER 31, 1995

                                 NUMBER OF                          MATURITY                                   FACE AMOUNT OF
         DESCRIPTION               LOANS         INTEREST RATE        DATE        PERIODIC PAYMENT TERMS          MORTGAGE
-----------------------------  -------------  --------------------  ---------  -----------------------------  -----------------
First mortgage loans:
  Land and building/ retail              1            9.75%          Jul-96    $3,550 monthly allocated to    $      281,086
   -- Bad Axe, MI                                                              interest and principal,
                                                                               balance of $274,213 due at
                                                                               maturity
  Building/commercial,                   1    10% through January    Jan-97    Interest plus minimum                 860,000
   residential -- NY, NY                      31, 1995 11%                     amortization of $5,000
                                              thereafter                       monthly, balance of principal
                                                                               at maturity
  Land and building/ office              1           14.5 %(b)       Feb-05    $79,318 monthly allocated to        8,816,652(c)
   -- NY, NY                                                                   interest and principal,
                                                                               balance of $4,073,525 due at
                                                                               maturity
Second mortgage loan:
  Land and building/                     1           10.25%          Oct-01    $1,158 monthly allocated to            60,821
   commercial -- Seattle, WA                                                   interest and principal,
                                                                               self-liquidates by maturity
                                         -                                                                    -----------------
      Total..................            4                                                                    $   10,018,559
                                         -                                                                    -----------------
                                         -                                                                    -----------------

                                 CARRYING
                                 AMOUNT OF
         DESCRIPTION             MORTGAGE
-----------------------------  -------------
First mortgage loans:
  Land and building/ retail    $     281,086
   -- Bad Axe, MI

  Building/commercial,               860,000
   residential -- NY, NY

  Land and building/ office        5,834,234
   -- NY, NY

Second mortgage loan:
  Land and building/                  60,821
   commercial -- Seattle, WA

                               -------------
      Total..................  $   7,036,141
                               -------------
                               -------------

                 ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                  SCHEDULE IV -- MORTGAGE LOANS ON REAL ESTATE

                               DECEMBER 31, 1995

Notes to the Schedule:

(a) The following summary reconciles mortgages receivable at their carrying values:

                                                                           1995            1994
                                                                      --------------  --------------
Balance at beginning of year........................................  $   13,988,031  $   14,237,743
Additions:
  New mortgage loan (d).............................................          67,498        --
  Amortization of discount..........................................         319,500         310,200
Deductions:
  Cancellation of mortgage receivable from Gould Investors L.P., when the the Company acquired fee title to the properties. See
   Note 3 to consolidated financial statements for other
   information......................................................       6,850,000        --
Collections of principal............................................         488,888         559,912
                                                                      --------------  --------------
                                                                      $    7,036,141  $   13,988,031
                                                                      --------------  --------------
                                                                      --------------  --------------

(b) Represents the expected yield to maturity which includes amortization of discount and interest collections.

(c) The face amount of mortgage is before an unamortized discount of $2,982,418.

(d) Acquired mortgage when Company acquired fee title to the land. See Note 3 to consolidated financial statements for other information.