Form 10-Q
period 1996-03-31
ONE LIBERTY PROPERTIES INC
filed 1996-05-15
CIK 712770

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC   20549

                                 Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1996

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

     As of May 14, 1996, the Registrant had 1,438,619 shares
        of Common Stock and 808,776 shares of Redeemable
          Convertible Preferred Stock outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X     No
                                 ___


Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements


               ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                        March 31,    December 31,
                                           1996         1995
                                       (Unaudited)
Assets
  Real estate investments, at cost
     Land                              $ 7,299,417  $ 7,299,417
     Buildings                          18,154,919   18,154,919
                                       ___________   __________
                                        25,454,336   25,454,336
       Less accumulated depreciation     1,326,653    1,200,571
                                       ___________   __________
                                        24,127,683   24,253,765
  Mortgages receivable-less unamortized
     discount-(substantially all from
     related parties)                    6,144,984    7,036,141
  Senior secured note receivable-
     less unamortized discount-
     (related party)                       435,567      528,575
  Cash and cash equivalents              4,988,697    3,844,409
  Unbilled rent receivable                  65,072       86,767
  Rent, interest, deposits and
     other receivables                     550,032      696,790
  Investment in U.S. Government
     obligations and securities          1,298,373    1,274,747
  Investment in BRT Realty Trust-
    (related party)                        142,728      127,704
  Other                                    322,412      191,348
                                        ___________   _________

       Total assets                    $38,075,548  $38,040,246
                                        =========== ===========
Liabilities and Stockholders' Equity
  Liabilities:
     Mortgages payable                 $ 6,569,461  $ 6,590,154
     Accounts payable and accrued
     expenses                              205,413      193,767
     Dividends payable                     755,096      748,346
                                        ___________ ___________
     Total liabilities                   7,529,970    7,532,267
                                        ___________  __________
Commitments and contingencies -
    (Note 4)                                   -           -
Redeemable convertible preferred
     stock, $1 par value; $1.60
     cumulative annual dividend;
     2,300,000 shares authorized;
     808,776 shares issued; liquidation
     and redemption values of $16.50      12,834,881  12,796,475
                                         ___________  __________
  Stockholders' equity:
     Common stock, $1 par value;
      25,000,000 shares authorized;
      1,438,619 and 1,416,119
      shares issued outstanding           1,438,619   1,416,119
     Paid-in capital                     13,363,163  13,218,757
     Net unrealized gain (loss) on
      available-for-sale securities           4,161     ( 6,758)
     Accumulated undistributed net
      income                              2,904,754   3,083,386
                                         __________  __________
        Total stockholders' equity       17,710,697  17,711,504
                                         __________  __________
        Total liabilities and
        stockholders' equity            $38,075,548 $38,040,246
                                        =========== ===========



See accompanying notes to consolidated financial statements.

                 ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                   Three Months Ended
                                        March 31,

                                    1996        1995

Revenues:
  Rental income                 $ 743,563  $  566,597
  Interest from
   related parties                292,970     495,335
  Dividends from
   related party                     --        13,940
  Interest and other
   income                          57,937     132,136
                                 ________   _________


                                1,094,470   1,208,008
                                 ________   _________



Expenses:
  Depreciation                    126,082      99,758
  Interest -
   mortgages payable              143,544     144,489
  Leasehold rent                   72,208      64,980
  General and
    administrative                176,172     157,020
                                 ________    ________

                                  518,006     466,247
                                 ________    ________
Net income                      $ 576,464   $ 741,761
                                =========   ========


Calculation of net
  income applicable to
  common stockholders:
Net income                     $  576,464  $  741,761
Less: dividends
  and accretion on
  preferred stock                 361,916     361,458
                                  _______    ________

Net income
  applicable
  to common
  stockholders                 $  214,548  $  380,303
                                 ========    =========

Weighted average
   number of
   common shares
   outstanding                  1,421,064   1,399,231
                                =========   =========


Net income per
  common share
  (Note 2)                     $      .15   $     .27
                                 =========   =========
Cash distributions
  per share:
  Common Stock                 $      .30  $      .125
                                 =========   =========
  Preferred Stock              $      .40  $      .40
                                 =========   =========



  See accompanying notes to consolidated financial statements.
/TABLE

                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               For the three month period ended March 31, 1996
                       and the year ended December 31, 1995
                                   (Unaudited)

                                Net
                             Unrealized Gain
                             (Loss) on        Accumulated
            Common   Paid-in Available-for-   Undistributed
            Stock    Capital Sale Securities  Net Income    Total

Balances,
  January 1,
   1995    $1,399,119 $13,233,109 $(34,913) $2,730,523 $17,327,838

Net income       -         -          -      3,096,302  3,096,302

Distributions
  -common
   stock         -         -          -     (1,449,397)(1,449,397)
Distributions
  -preferred
   stock         -         -          -     (1,294,042)(1,294,042)
Accretion on
  preferred
  stock          -        (152,477)   -            -     (152,477)
Exercise of
  options       17,000     138,125    -                   155,125
Net unrealized
  gain on avail-
  able-for-sale-
  securities     -         -         28,155        -       28,155
           ________  ___________ ________    _________   ________


Balances,
  December
    31,
   1995   1,416,119  13,218,757     ( 6,758)  3,083,386 17,711,504

Net income       -          -          -        576,464    576,464
Distributions
  -common
  stock          -          -          -       (431,586)  (431,586)
Distributions
  -preferred
   stock         -          -          -       (323,510)   (323,510)

Accretion on
   preferred
   stock         -        ( 38,406)    -           -       (38,406)


Exercise of
  stock
  options     22,500       182,812     -           -       205,312
Net unrealized
  gain on
 available
 -for- sale-
 securities      -           -        10,919       -        10,919
          ________  ___________     ________    ______    ________

Balances,
  March
  31,
  1996   $1,438,619    $13,363,163 $ 4,161   $2,904,754 $17,710,697
         ==========  ===========  ========   ========== ===========


See accompanying notes to consolidated financial statements.

/TABLE

         ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                Three Months ended March 31,
                                    1996               1995
                                 _______          _________
Cash flows from operating
   activities:
  Net income                     $  576,464       $  741,761
  Adjustments to reconcile
    net income to net
    cash provided by
    operating activities:
     Depreciation and
      amortization                  136,556          116,322
     Changes in assets and
      liabilities:
      Decrease in rent,
        interest, deposits
        and other receivables       106,887           53,652
      Increase (decrease) in
      accounts payable accrued
         expenses                    11,646          (10,508)
                                  _________        __________
       Net cash provided by
         operating
         activities                 831,553          901,227
                                  _________        _________

Cash flows from investing
  activities:
  Costs of acquisition of
   real estate and mortgage
   receivable from Gould
   Investors L.P.-related party        --           (90,514)
  Collection of mortgages
    receivable-
    (including $884,099 and
    $35,957                        891,157            41,777
    from related parties)

  Collection of senior secured
    note receivable-BRT Realty
    Trust-related party             93,008           354,991
  (Purchase) sale of U.S.
    Government obligations
    and securities, net            (27,731)        1,711,086

                                ___________        _________

       Net cash provided by
         investing activities      956,434         2,017,340
                                  ___________      ________
Cash flows from financing
   activities:
  Satisfaction of mortgage
   payable                            --          (2,753,700)
  Repayment of mortgage
   payable                         (20,693)          (12,385)
  Payment of financing costs       (79,972)              --
  Exercise of stock options        205,312            45,625
  Cash distributions-common
   stock                          (424,836)         (174,890)
  Cash distributions-preferred
   stock                          (323,510)         (323,510)
                                 __________        _________
       Net cash (used in)
         financing activities     (643,699)       (3,218,860)
                                 _________         _________
       Net increase (decrease)
          in cash and cash
          equivalents            1,144,288         (300,293)
Cash and cash equivalents at
  beginning of period            3,844,409        2,701,456
                                 _________        _________
Cash and cash equivalents at
  end of period                 $4,988,697       $2,401,163
                                ==========        ==========

 See accompanying notes to consolidated financial statements.
/TABLE

              ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited) (continued)


                                  Three Months  Ended March 31,
                                        1996             1995
                                       ____             ____


Supplemental disclosures of
  cash flow information:
   Cash paid during the period for
     interest expense                $136,951          $168,100
   Cash paid during the period for
     income taxes                      84,220             9,024

Supplemental schedule of noncash
    investing and financing
    activities:
    Accretion on preferred stock       38,406            37,498


    Acquisition of real estate and
    mortgage receivable from
    Gould Investors L.P.-
    related party                         --         (9,861,729)


    Consideration for acquisition
    from Gould Investors L.P.:
     Extinguishment of mortgage
          receivable                      --          6,850,000
     Transfer of BRT preferred
       stock                              --          2,455,355
     Transfer of BRT common
       stock                              --            556,374






 See accompanying notes to consolidated financial statements.

                 One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements



Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of March 31, 1996 and for the three months ended
March 31, 1996 and 1995 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results for the full year.

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

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Note 2 - Per Share Data

Primary earnings per common share data is based upon the weighted average number of common shares and assumed equivalent shares outstanding during the period, after giving effect to dividends and accretion relating to the Company's preferred stock. The preferred stock is not considered a common stock equivalent for the purposes of computing earnings per share because their assumed conversion is anti-dilutive. The assumed exercise of outstanding stock options, using the treasury stock method, is not materially dilutive for the primary earnings per common share computation for the three month periods ended March 31, 1996 and 1995.

Fully diluted earnings per common share are based on an increase in the number of common shares that would be outstanding assuming the exercise of common share options. Since fully diluted earnings per share amounts are not materially dilutive, such amounts are not presented.

Note 3 - Preferred and Common Stock Dividend Distributions

On March 1, 1996 the Board of Directors declared quarterly cash distributions of $.30 and $.40 per share on the Company's common and preferred stock, respectively, payable on April 1, 1996 to stockholders of record on March 15, 1996.

Note 4 -  Credit Agreement

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

Note 5 -  Stock Options

Options to purchase a total of 22,500 shares of the Company's common stock at $9.125 per share were exercised in March 1996. The options had been granted under the 1989 Stock Option Plan.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations



Liquidity and Capital Resources

At March 31, 1996, the Company's primary source of liquidity was approximately $4,989,000 in cash and $1,298,000 in investments in U.S. Government obligations and securities. Long term debt at March
31, 1996 consisted of $6,569,461 of mortgages payable which are secured by certain real estate investments.

In March, 1996 the Company entered into a $5 million revolving credit agreement with Bank Leumi Trust Company of New York ("Bank Leumi"). Borrowings under the credit agreement will provide the Company with funds, when needed, to acquire additional properties. The credit agreement will mature February 28, 1999 with a right for the Company to extend the agreement until February 29, 2000. Under the terms of this agreement the Company has the ability to add additional lenders to provide a maximum total facility of $15,000,000. The Company has not drawn down any funds under the credit agreement as of this date and to date additional lenders have not been added to the facility.

In April, 1996 the Company acquired a property for a consideration of approximately $4,040,000, of which $1,315,000 was paid in cash and $2,725,000 by mortgage financing. The building is net leased on a long term basis to a retail sporting goods superstore.

The Company is currently in discussions concerning the acquisition of additional net leased properties. In management's judgement, cash provided from operations, the Company's cash position and holdings of marketable government securities and cash available from the credit facility with Bank Leumi will provide adequate funds for cash distributions to shareholders, operating expenses and future investment opportunities. It will continue to be the Company's policy to make sufficient cash distributions to shareholders in order for the Company to maintain its real estate investment trust status under the Internal Revenue Code.

In connection with the lease agreements with Total Petroleum, Inc. ("Total Petroleum") consummated in 1991, the Company agreed to expend certain funds to remediate environmental problems at certain locations net leased to Total Petroleum. It was agreed that the net cost to the Company would not exceed $350,000 per location, with any excess cost being the responsibility of Total Petroleum. At that time the Company deposited $2,000,000 with an independent escrow agent to insure compliance by the Company with its obligations with respect to the environmental clean up. The escrow agent held approximately $1,339,000 as of March 31, 1996 which the Company deems adequate to cover any additional environmental costs.

Results of Operations

Three months ended March 31, 1996 and 1995

Rental income increased to $743,563 for the three months ended
March 31, 1996 from $566,597 for the three months ended March 31, 1995. The increase of approximately $177,000 is due to rents earned on nineteen net leased properties acquired during 1995.

The decrease in interest income from related parties of $202,365 from $495,335 in the three months ended March 31, 1995 to $292,970 in the current three month period is substantially due to accelerated principal collections during 1995 on a senior note receivable which resulted in an unusually large amortization of the discount on such note during the three months ended March 31, 1995. In addition, interest earned on this note decreased due to the substantial decrease in the balance outstanding.

In the 1995 three month period dividends from related party amounted to $13,940, resulting from an investment that the Company no longer owns.

Interest and other income decreased by $74,199 to $57,937 in the current three month period from $132,136 in the prior three month period primarily due to a decrease in the amounts received or accrued from The Michigan Underground Storage Tank Fund Administration ("MUSTFA"). MUSTFA had been reimbursing qualified companies for environmental costs incurred in the "clean up" associated with underground storage tanks.

The $26,324 increase in depreciation from $99,758 in the three months ended March 31, 1995 to $126,082 in the 1996 three month period results from depreciation on properties acquired during 1995. Although there was a small decrease in interest - mortgages payable in the 1996 three month period resulting from the elimination of interest on a $2,753,700 mortgage loan which was fully repaid in March 1995, going forward interest expense with respect to mortgages payable will increase due to mortgages placed in connection with property acquisitions during 1995 and 1996.

In connection with a property acquired in January 1995, the Company must pay annual fixed leasehold rent of approximately $289,000 through April 2010. The property was not owned for the entire 1995 three month period. Accordingly, rent is reflected in the 1996 quarterly period for the entire three months and for two months in the 1995 quarterly period.

General and administrative costs increased in the current period to $176,172 from $157,020 in the prior period due to a combination of factors, primarily the inclusion in the current three month period of tax provisions. The three months ended March 31, 1995 did not include such provisions.

                     Part II - Other Information



Item 6. - Exhibits and Reports on Form 8-K

No Form 8-Ks were filed during the quarter ended March 31, 1996.

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



                           One Liberty Properties, Inc.
                                  (Registrant)




May 14, 1996              /s/ Matthew Gould


_______________           _________________
 Date                     Matthew Gould
                          President





May 14, 1996              /s/ David W. Kalish


_______________           ___________________
 Date                     David W. Kalish
                          Vice President and
                          Chief Financial Officer