Form 10-Q
period 1996-06-30
ONE LIBERTY PROPERTIES INC
filed 1996-08-06
CIK 712770

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC   20549

                                 Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1996

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

     As of July 15, 1996, the Registrant had 1,457,478 shares
        of Common Stock and 808,776 shares of Redeemable
          Convertible Preferred Stock outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X     No
                                 ___


Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements


               ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                        June 30,    December 31,
                                           1996         1995
                                             (Unaudited)
Assets
  Real estate investments, at cost
     Land                              $ 8,111,313  $ 7,299,417
     Buildings                          21,402,501   18,154,919
                                       ___________   __________
                                        29,513,814   25,454,336
       Less accumulated depreciation     1,469,646    1,200,571
       Less valuation allowance -
          (Note 7)                         314,000        -
                                       ___________   __________


                                        27,730,168   24,253,765
  Mortgages receivable-less unamortized
     discount-(substantially all from
     related parties)                    6,151,122    7,036,141
  Senior secured note receivable-
     less unamortized discount-
     (related party)                       201,029      528,575
  Cash and cash equivalents              4,216,908    3,844,409
  Unbilled rent receivable                  43,377       86,767
  Rent, interest, deposits and
     other receivables                     428,160      696,790
  Investment in U.S. Government
     obligations and securities          1,215,449    1,274,747
  Investment in BRT Realty Trust-
    (related party)                        146,484      127,704
  Other                                    298,847      191,348
                                        ___________   _________

       Total assets                    $40,431,544  $38,040,246
                                        =========== ===========
Liabilities and Stockholders' Equity
  Liabilities:
     Mortgages payable                 $ 9,269,169  $ 6,590,154
     Accounts payable and accrued
       expenses                            239,620      193,767
     Dividends payable                     755,096      748,346
                                        ___________ ___________
     Total liabilities                   10,263,885    7,532,267
                                        ___________  __________
Commitments and contingencies -
    (Note 5)                                   -           -
Redeemable convertible preferred
     stock, $1 par value; $1.60
     cumulative annual dividend;
     2,300,000 shares authorized;
     808,776 shares issued; liquidation
     and redemption values of $16.50      12,873,402  12,796,475
                                         ___________  __________
  Stockholders' equity:
     Common stock, $1 par value;
      25,000,000 shares authorized;
      1,438,619 and 1,416,119
      shares issued and outstanding       1,438,619   1,416,119
     Paid-in capital                     13,324,642  13,218,757
     Net unrealized gain (loss) on
      available-for-sale securities          13,080     ( 6,758)
     Accumulated undistributed net
      income                              2,517,916   3,083,386
                                         __________  __________
        Total stockholders' equity       17,294,257  17,711,504
                                         __________  __________
        Total liabilities and
        stockholders' equity            $40,431,544 $38,040,246
                                        =========== ===========



See accompanying notes to consolidated financial statements.

                ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                         Three Months Ended    Six Months Ended
                          June 30,             June 30,
                      __________________    __________________
                          1996        1995        1996      1995

Revenues:
  Rental income      $ 850,006   $ 664,423  $1,593,569 $1,231,020
  Interest from
   related parties     326,901     418,440     619,871    913,775
  Dividends from
   related party        --            --          --      13,940
  Interest and other
   income             111,564      92,910     169,501    225,046
                     ________    ________   _________   ________


                    1,288,471   1,175,773   2,382,941  2,383,781
                    _________    ________   _________  _________



Expenses:
  Depreciation        142,993     106,985     269,075   206,743
  Interest -
   mortgages payable  198,005      92,075     341,549   236,564
  Leasehold rent       72,209      74,997     144,417   139,977
  General and
   administrative     193,006     161,729     369,178   318,749
                     ________    ________    ________   ________

                      606,213     435,786   1,124,219   902,033
                     ________    ________    ________   ________
Operating income      682,258     739,987   1,258,722  1,481,748

Provision for valua-
 tion adjustment of
 real estate (Note 7)(314,000)       --      (314,000)     --
                    __________    _______   __________ _________
Net income          $ 368,258    $739,987   $ 944,722 $1,481,748
                    ==========   ========  =========== =========



Calculation of net
  income applicable to
  common stockholders:
Net income         $ 368,258    $739,987    $ 944,722 $1,481,748
Less: dividends
  and accretion on
  preferred stock    362,031     361,572      723,947    723,030
                    _________     _______    ________  _________

Net income
  applicable
  to common
  stockholders    $   6,227     $378,415    $ 220,775  $ 758,718
                  ===========    ========   =========  =========
Weighted average
   number of
   common shares
   outstanding    1,438,619    1,405,586    1,429,842  1,402,436
                  ==========   =========    =========  =========

Net income per
  common share
  (Note 2):
  Operating
   income         $     .22    $    .27     $   .37    $   .54
 Provision for
   valuation ad-
   justment of
   real estate         (.22)         -         (.22)        -
                   ___________ _________   __________ ________
  Net income       $     -     $    .27     $   .15    $   .54
                   =========== =========   ========= =========
Cash distributions
  per share:
  Common Stock     $    .30    $    .30     $     .60  $   .425
                   =========== =========    ========= =========
  Preferred Stock  $    .40    $    .40     $     .80  $   .80
                   =========== =========    ========= =========


  See accompanying notes to consolidated financial statements.
/TABLE

                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               For the six month period ended June 30, 1996
                       and the year ended December 31, 1995
                                   (Unaudited)

                                Net
                             Unrealized Gain
                             (Loss) on        Accumulated
            Common   Paid-in Available-for-   Undistributed
            Stock    Capital Sale Securities  Net Income    Total

Balances,
  January 1,
   1995    $1,399,119 $13,233,109 $(34,913)$2,730,523 $17,327,838

Net income       -         -          -      3,096,302  3,096,302
Distributions
  -common
   stock         -         -          -    (1,449,397)(1,449,397)
Distributions
  -preferred
   stock         -         -          -    (1,294,042)(1,294,042)
Accretion on
  preferred
  stock          -       (152,477)    -           -     (152,477)
Exercise of
  options       17,000    138,125     -           -      155,125
Net unrealized
  gain on avail-
  able-for-sale-
  securities     -         -         28,155        -       28,155
           ________  ___________ ________    _________   ________


Balances,
  December
    31,
   1995   1,416,119  13,218,757    ( 6,758)  3,083,386 17,711,504

Net income       -          -          -       944,722    944,722
Distributions
  -common
  stock          -          -          -      (863,172) (863,172)
Distributions
  -preferred
   stock         -          -          -      (647,020) (647,020)
 Accretion on
   preferred
   stock         -     ( 76,927)       -          -      (76,927)
Exercise of
   options     22,500   182,812        -          -       205,312
Net unrealized
  gain on
 available
 -for- sale-
 securities      -          -       19,838       -         19,838
             _________ __________ __________ __________  ________



Balances,
  June
  30,1996 $1,438,619 $13,324,642   $ 13,080 $2,517,916$17,294,257
          ========== ===========   ======== ========== ==========


See accompanying notes to consolidated financial statements.

/TABLE

         ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                   Six Months ended June 30,
                                    1996               1995
                                 _______          _________
Cash flows from operating
   activities:
  Net income                     $ 944,722       $ 1,481,748
  Adjustments to reconcile
    net income to net
    cash provided by
    operating activities:
  Provision for valuation
    adjustment of real estate      314,000             -
  Depreciation and
    amortization                   295,876          228,325
  Changes in assets and
    liabilities:
  Decrease in rent,
    interest, deposits
    and other receivables          265,828          246,369
  Increase in accounts
    payable and accrued
    expenses                        45,853           3,975
                                  _________      __________
       Net cash provided by
         operating
         activities              1,866,279       1,960,417
                                  _________      _________

Cash flows from investing
  activities:
  Additions to real estate       (4,059,478)     (1,399,338)
  Costs of acquisition of
   real estate and mortgage
   receivable from Gould
   Investors L.P.-related party        --           (90,514)
  Collection of mortgages
    receivable-
    (including $873,353 and
    $72,635 from related
    parties)                        885,019          83,833
  Collection of senior secured
    note receivable-BRT Realty
    Trust-related party             327,546          623,874
  Sale of U.S. Government
    obligations and securities,
    net                              60,356        1,816,594
 Other                                 --            (11,588)
                                ___________        _________

       Net cash (used in)
       provided by investing
       activities                (2,786,557)        1,022,861
                                ___________         ________
Cash flows from financing
   activities:
  Proceeds from mortgage payable  2,725,000             --
  Satisfaction of mortgage
   payable                            --          (2,753,700)
  Repayment of mortgage
   payable                         (45,985)          (25,044)
  Payment of financing costs       (88,108)              --
  Exercise of stock options        205,312           155,125
  Cash distributions-common
   stock                          (856,422)         (349,781)
  Cash distributions-preferred
   stock                          (647,020)         (647,020)
                                 __________        _________
       Net cash provided by
         (used in)financing
         activities              1,292,777        (3,620,420)
                                 _________         _________
       Net increase (decrease)
          in cash and cash
          equivalents              372,499          (637,142)
Cash and cash equivalents at
  beginning of period            3,844,409         2,701,456
                                 _________         _________

Cash and cash equivalents at
  end of period                 $4,216,908        $2,064,314
                                ==========        ==========

 See accompanying notes to consolidated financial statements.
/TABLE

              ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited) (continued)


                                     Six Months  Ended June 30,
                                        1996             1995
                                       ____             ____


Supplemental disclosures of
  cash flow information:
   Cash paid during the period for
     interest expense                $315,382          $260,268
   Cash paid during the period for
     income taxes                      92,282             9,811

Supplemental schedule of noncash
    investing and financing
    activities:
    Accretion on preferred stock       76,927            76,010


    Acquisition of real estate and
      mortgage receivable from
      Gould Investors L.P.-
      related party                       --         (9,861,729)
    Consideration for acquisition
    from Gould Investors L.P.:
     Extinguishment of mortgage
       receivable                         --          6,850,000
     Transfer of BRT preferred
       stock                              --          2,455,355
     Transfer of BRT common
       stock                              --            556,374






 See accompanying notes to consolidated financial statements.

                 One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements



Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 1996 and for the six and three months ended June 30, 1996 and 1995 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the six and three months ended June 30, 1996 are not necessarily indicative of the results for the full year.

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


Note 2 - Per Share Data

Primary earnings per common share data is based upon the weighted average number of common shares and assumed equivalent shares outstanding during the period, after giving effect to dividends and accretion relating to the Company's preferred stock. The preferred stock is not considered a common stock equivalent for the purposes of computing earnings per share because their assumed conversion is anti-dilutive. The assumed exercise of outstanding stock options, using the treasury stock method, is not materially dilutive for the primary earnings per common share computation for the six and three month periods ended June 30, 1996 and 1995.

Fully diluted earnings per common share are based on an increase in the number of common shares that would be outstanding assuming the exercise of common share options. Since fully diluted earnings per share amounts are not materially dilutive, such amounts are not presented.


Note 3 - Distribution Reinvestment Plan

In May, 1996, the Company implemented a Distribution Reinvestment Plan (the "Plan"). The Plan provides owners of record of 100 shares or more of its common and preferred stock the opportunity to reinvest cash distributions in newly-issued common stock of the Company at a five percent discount from the market price. Shares will be purchased from the Company; no open market purchases will be made under the Plan. On July 2, 1996, the Company issued 18,859 common shares as a result of the Plan.


Note 4 - Preferred and Common Stock Cash Distributions

On June 7, 1996 the Board of Directors declared quarterly cash distributions of $.30 and $.40 per share on the Company's common and preferred stock, respectively, payable on July 2, 1996 to stockholders of record on June 20, 1996.


Note 5 -  Credit Agreement

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


Note 6 -  Stock Options

Options to purchase a total of 22,500 shares of the Company's common stock at $9.125 per share were exercised in March 1996.
The options had been granted under the 1989 Stock Option Plan.


Note 7 - Provision for Valuation Adjustment

The Company has determined that the estimated fair market value of two of its "Payless" properties is lower than the carrying amount. Both properties are located in declining rental markets and are subject to a ten-year lease expiring December 31, 1996. These leases are not being renewed by the tenant. The Company has a signed contract for one of the locations and is negotiating the sale of the other property. Since the total expected net sales proceeds are anticipated to be lower than the carrying amount, the Company has recorded a provision for valuation adjustment for the difference.


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations



Liquidity and Capital Resources

At June 30, 1996, the Company's primary source of liquidity was approximately $4,217,000 in cash and $1,215,000 in investments in U.S. Government obligations and securities. Long term debt at June 30, 1996 consisted of $9,269,169 of mortgages payable secured by certain real estate investments.

In March, 1996 the Company entered into a $5 million revolving credit agreement with Bank Leumi Trust Company of New York ("Bank Leumi"). Borrowings under the credit agreement will provide the Company with funds, when needed, to acquire additional properties. The credit agreement will mature February 28, 1999 with a right for the Company to extend the agreement until February 29, 2000. Under the terms of this agreement the Company has the ability to add additional lenders to provide a maximum total facility of $15,000,000. The Company has not drawn down any funds under the credit agreement as of this date and to date no additional lender has been added to the facility.

In July, 1996 the Company invested in a limited liability company which acquired a property for a consideration, including closing costs, of approximately $3,360,000. A local real estate operator became a member of the limited liability company and invested 5% of the total consideration. The Company provided the balance of the required funds and is currently in the process of obtaining mortgage financing on this property. The building is an industrial/flex office facility and is net leased to a single tenant.

The Company is currently in discussions concerning the acquisition of additional net leased properties. In management's judgement, cash provided from operations, the Company's cash position and holdings of marketable government securities and cash available under the credit facility with Bank Leumi will provide adequate funds for cash distributions to shareholders, operating expenses and future investment opportunities. It will continue to be the Company's policy to make sufficient cash distributions to shareholders in order for the Company to maintain its real estate investment trust status under the Internal Revenue Code.




In connection with the lease agreements with Total Petroleum, Inc. ("Total Petroleum") consummated in 1991, the Company agreed to expend certain funds to remediate environmental problems at certain locations net leased to Total Petroleum. It was agreed that the net cost to the Company would not exceed $350,000 per location, with any excess cost being the responsibility of Total Petroleum. At that time the Company deposited $2,000,000 with an independent escrow agent to insure compliance by the Company with its obligations with respect to the environmental clean up. The escrow agent held approximately $1,315,000 as of June 30, 1996, which the Company deems adequate to cover any additional environmental costs.


Results of Operations

Six and three months ended June 30, 1996 and 1995

Rental income increased to $1,593,569 and $850,006 for the six and three months ended June 30, 1996 from $1,231,020 and $664,423 for the six and three months ended June 30, 1995. The respective increases of approximately $363,000 and $186,000 are due primarily to rents earned on twenty net leased properties acquired during 1995 and 1996.

The decrease in interest income from related parties of $293,904 from $913,775 in the six months ended June 30, 1995 to $619,871 in the current six month period and the decrease of $91,539 from $418,440 in the three months ended June 30, 1995 to $326,901 in the current three month period is substantially due to accelerated principal collections during 1995 on a senior note receivable which resulted in unusually large amortization of the discount on such note during the prior year periods and additionally, resulted in a substantial decrease in interest earned on such note during the current year periods.

In the 1995 six month period dividends from related party amounted to $13,940, resulting from an investment that the Company no longer owns.

Interest and other income decreased to $169,501 in the current six month period from $225,046 in the prior six month period due to a combination of factors including a decrease of interest earned on U.S. Government securities resulting from the sale of some of such investments, the proceeds of which were used to purchase properties. Interest and other income increased by $18,654 to $111,564 in the current three month period compared to the three month period in the prior year due to an increase in the amounts received from The Michigan Underground Storage Tank Fund Administration ("MUSTFA"), which has been reimbursing qualified companies for environmental costs incurred in the "clean up" associated with underground storage tanks. The Company cannot estimate the amount, if any, which will be reimbursed by MUSTFA in the future due to an announced termination of the program.

The increase in depreciation from $206,743 and $106,985 for the six and three months ended June 30, 1995 to $269,075 and $142,993 for the six and three month periods ended June 30, 1996 results from depreciation on properties acquired during 1995 and 1996.
The increase in interest-mortgages payable to $341,549 and $198,005 in the current six and three month periods from $236,564 and $92,075 in the prior six and three month periods is due to interest paid on mortgages placed in connection with property acquisitions during 1995 and 1996. The increase in interest-mortgages payable for the comparable six month period was offset slightly by the elimination of interest on a mortgage loan that was fully repaid in March, 1995.

General and administrative costs increased during the six and three months ended June 30, 1996 to $369,178 and $193,006 from $318,749 and $161,729 during the six and three months ended June 30, 1995 due to a combination of factors, including an increase in income tax provisions and various costs incurred with the implementation of the Company's distribution reinvestment plan during the current 1996 periods.

At June 30, 1996, the Company has determined that the estimated fair market value of two of its "Payless" properties is lower than the carrying amount. Both properties are located in declining rental markets and are subject to a ten-year lease expiring December 31, 1996. These leases are not being renewed by the tenant. The Company has a signed contract for one of the locations and is negotiating the sale of the other property. Since the total expected net sales proceeds are anticipated to be lower than the carrying amount, the Company has recorded a provision for valuation adjustment for the difference. There was no comparable provision in the prior year periods.

                     Part II - Other Information



Item 6. - Exhibits and Reports on Form 8-K

No Form 8-Ks were filed during the quarter ended June 30, 1996.

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



                           One Liberty Properties, Inc.
                                  (Registrant)




August 6, 1996            /s/ Matthew Gould


_______________           _________________
 Date                     Matthew Gould
                          President





August 6, 1996            /s/ David W. Kalish


_______________           ___________________
 Date                     David W. Kalish
                          Vice President and
                          Chief Financial Officer