Form 10-Q
period 1996-09-30
ONE LIBERTY PROPERTIES INC
filed 1996-11-13
CIK 712770

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC   20549

                                 Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 1996

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

     As of October 15, 1996, the Registrant had 1,472,642 shares of Common Stock and 808,776 shares of Redeemable
          Convertible Preferred Stock outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X     No
                                 ___


Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements


               ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                       September 30, December 31,
                                           1996         1995
                                             (Unaudited)
Assets
  Real estate investments, at cost
     Land                              $ 9,585,616  $ 7,299,417
     Buildings                          27,311,033   18,154,919
                                       ___________   __________
                                        36,896,649   25,454,336
       Less accumulated depreciation     1,640,177    1,200,571
       Less valuation allowance -
          (Note 7)                         459,000        -


                                        34,797,472   24,253,765
  Mortgages receivable-less unamortized
     discount-(substantially all from
     related parties)                    6,082,076    7,036,141
  Senior secured note receivable-
     less unamortized discount-
     (related party)                        -           528,575
  Cash and cash equivalents              2,369,150    3,844,409
  Unbilled rent receivable                 240,321       86,767
  Rent, interest, deposits and
     other receivables                     607,069      696,790
  Investment in U.S. Government
     obligations and securities            705,123    1,274,747
  Investment in BRT Realty Trust-
    (related party)                        180,288      127,704
  Deferred financing costs and
     other assets                          396,505      191,348
                                        ___________   _________

       Total assets                    $45,378,004  $38,040,246
                                        =========== ===========
Liabilities and Stockholders' Equity
  Liabilities:
     Mortgages payable                 $13,638,199  $ 6,590,154
     Accrued expenses and
      other liabilities                    370,208      193,767

     Dividends payable                     760,753      748,346
                                        ___________ ___________
     Total liabilities                  14,769,160    7,532,267
                                        ___________  __________
Commitments and contingencies -
    (Note 5)                                   -           -

Minority interest in subsidiary            142,471         -

Redeemable convertible preferred
     stock, $1 par value; $1.60
     cumulative annual dividend;
     2,300,000 shares authorized;
     808,776 shares issued; liquidation
     and redemption values of $16.50     12,912,039  12,796,475
                                         ___________  __________
  Stockholders' equity:
     Common stock, $1 par value;
      25,000,000 shares authorized;
      1,457,478 and 1,416,119
      shares issued and outstanding       1,457,478   1,416,119
     Paid-in capital                     13,505,658  13,218,757
     Net unrealized gain (loss) on
      available-for-sale securities          43,061     ( 6,758)
     Accumulated undistributed net
      income                              2,548,137   3,083,386
                                         __________  __________
        Total stockholders' equity       17,554,334  17,711,504
                                         __________  __________
        Total liabilities and
        stockholders' equity            $45,378,004 $38,040,246
                                        =========== ===========



See accompanying notes to consolidated financial statements.

                ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                         Three Months Ended    Nine Months Ended
                           September 30,         September 30,
                      __________________    __________________
                          1996        1995        1996      1995

Revenues:
  Rental income      $1,247,777   $ 707,236  $2,841,346 $1,938,256
  Interest from
   related parties      301,591     598,152     921,462  1,511,927
  Dividends from
   related party          --          --          --        13,940
  Interest and other
   income                44,522      57,733     214,023    282,779
                       ________    ________   _________   ________


                      1,593,890   1,363,121   3,976,831  3,746,902
                      _________    ________   _________  _________

Expenses:
  Depreciation          170,531     117,349     439,606    324,092
  Interest -
   mortgages payable    216,331     102,248     557,880    338,812
  Interest -
   bank note payable     15,418       --         15,418      --
  Leasehold rent         72,208      72,208     216,625    212,185
  General and
   administrative       178,178     164,476     547,356    483,225
  Provision for valua-
   tion adjustment of
   real estate (Note 7) 145,000       --        459,000      --


                        797,666     456,281   2,235,885  1,358,314
                       ________    ________    ________   ________
Operating income before
  minority interest
  in earnings of
  subsidiary            796,224     906,840   1,740,946  2,388,588

Minority interest in
 earnings of subsidiary  (5,249)      --         (5,249)     --


Net income             $790,975    $906,840  $1,735,697 $2,388,588
                       ========    ========  ========== ==========

Calculation of net
  income applicable to
  common stockholders:
Net income            $ 790,975    $906,840  $1,735,697 $2,388,588
Less: dividends
  and accretion on
  preferred stock       362,147     361,687   1,086,094  1,084,717
                      _________     _______    ________  _________

Net income
  applicable
  to common
  stockholders        $ 428,828    $545,153  $ 649,603  $1,303,871
                      =========    ========  =========  ==========
Weighted average
   number of
   common shares
   outstanding        1,457,273   1,416,119  1,439,051   1,407,097
                      =========   =========  =========   =========

Net income per
  common share
  (Note 2):           $    .29    $    .39    $    .45    $    .93
                      ========    ========    ========    ========

Cash distributions
  per share:
  Common Stock        $    .30    $    .30    $    .90    $   .725
                      ========    ========    ========    ========
  Preferred Stock     $    .40    $    .40    $   1.20    $   1.20
                      ========    ========    ========    ========


  See accompanying notes to consolidated financial statements.
/TABLE

                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               For the nine month period ended September 30, 1996
                       and the year ended December 31, 1995
                                   (Unaudited)

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
             ________  ___________ ________    _________   ________


Balances,
  December
    31,
   1995     1,416,119  13,218,757   ( 6,758) 3,083,386 17,711,504

Net income       -          -          -     1,735,697  1,735,697
Distributions
  -common
  stock          -          -          -    (1,300,415)(1,300,415)
Distributions
  -preferred
   stock         -          -          -      (970,531)  (970,531)

Accretion on
  preferred
  stock          -      (115,563)      -          -      (115,563)
Exercise of
  options      22,500    182,812       -          -       205,312
Shares pur-
  chased through
  dividend re-
  investment
  plan         18,859    219,652       -          -       238,511
Net unrealized
  gain on
 available
 -for- sale-
 securities      -          -       49,819       -         49,819


Balances,
  September
  30,1996  $1,457,478 $13,505,658 $ 43,061 $2,548,137  $17,554,334
           ========== =========== ======== ==========  ===========


See accompanying notes to consolidated financial statements.

/TABLE

         ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                Nine Months Ended September 30,

                                    1996               1995
                                   _______          _________
Cash flows from operating
   activities:
  Net income                    $1,735,697        $2,388,588
  Adjustments to reconcile
    net income to net
    cash provided by
    operating activities:
  Provision for valuation
    adjustment of real estate      459,000              -
  Depreciation and
    amortization                   483,575           350,692
  Minority interest in earnings
    of subsidiary                    5,249              -
  Changes in assets and
    liabilities:
  (Increase) decrease in rent,
    interest, deposits
    and other receivables         (109,182)            3,290
  Increase (decrease) in accrued
    expenses and other
    liabilities                    176,441           (12,940)
                                  _________       __________
       Net cash provided by
         operating
         activities              2,750,780         2,729,630
                                 _________        _________

Cash flows from investing
  activities:
  Additions to real estate     (11,442,313)       (2,746,937)
  Costs of acquisition of
   real estate and mortgage
   receivable from Gould
   Investors L.P.-related party       --             (90,514)
  Collection of mortgages
    receivable-
    (including $934,984 and
    $110,042 from related
    parties)                       954,066           125,518
  Collection of senior secured
    note receivable-BRT Realty
    Trust-related party            528,575         1,340,891

  Sale of U.S. Government
    obligations and securities,
    net                             569,598        2,747,197
 Net investment by minority
    interest in subsidiary          137,223            --
  Other                              (2,248)         (14,987)
                                ___________        ________

       Net cash (used in)
       provided by investing
       activities               (9,255,099)        1,361,168

Cash flows from financing
   activities:
  Proceeds from mortgages
   payable                       7,125,000           731,250
  Satisfaction of mortgage
   payable                            --          (2,753,700)
  Repayment of mortgages
   payable                         (76,955)          (37,981)
  Payment of financing costs      (204,269)              --
  Exercise of stock options        205,312           155,125
  Cash distributions-common
   stock                        (1,288,008)         (774,616)
  Cash distributions-preferred
   stock                          (970,531)         (970,531)
  Issuance of shares through
   dividend reinvestment plan      238,511              --

       Net cash provided by
         (used in)financing
         activities              5,029,060        (3,650,453)
                                 _________         _________
       Net (decrease) increase
         in cash and cash
         equivalents            (1,475,259)          440,345
Cash and cash equivalents at
  beginning of period            3,844,409         2,701,456
                                 _________         _________

Cash and cash equivalents at
  end of period                 $2,369,150        $3,141,801
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
                                       ____             ____


Supplemental disclosures of
  cash flow information:
   Cash paid during the period for
     interest expense                $549,524          $357,066
   Cash paid during the period for
     income taxes                      59,444            43,769

Supplemental schedule of noncash
    investing and financing
    activities:
    Accretion on preferred stock      115,563           114,186
    Acquisition of real estate and
      mortgage receivable from
      Gould Investors L.P.-
      related party                       --         (9,861,729)
    Consideration for acquisition
    from Gould Investors L.P.:
     Extinguishment of mortgage
       receivable                         --          6,850,000
     Transfer of BRT preferred
       stock                              --          2,455,355
     Transfer of BRT common
       stock                              --            556,374






 See accompanying notes to consolidated financial statements.

                 One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements



Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of September 30, 1996 and for the nine and three months ended September 30, 1996 and 1995 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the nine and three months ended September 30, 1996 are not necessarily indicative of the results for the full year.

The consolidated financial statements include the accounts of One Liberty Properties, Inc., its wholly-owned subsidiaries and its majority-owned real estate investment. Material intercompany items and transactions have been eliminated. One Liberty Properties, Inc., its subsidiaries and its majority-owned real estate investment are hereinafter referred to as the "Company".

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


Note 2 - Per Share Data

Primary earnings per common share data is based upon the weighted average number of common shares and assumed equivalent shares outstanding during the period, after giving effect to dividends and accretion relating to the Company's preferred stock. The preferred stock is not considered a common stock equivalent for the purposes of computing earnings per share because their assumed conversion is anti-dilutive. The assumed exercise of outstanding stock options, using the treasury stock method, is not materially dilutive for the primary earnings per common share computation for the nine and three month periods ended September 30, 1996 and 1995.

Fully diluted earnings per common share are based on an increase in the number of common shares that would be outstanding assuming the exercise of common share options. Since fully diluted earnings per share amounts are not materially dilutive, such amounts are not presented.

Note 3 - Distribution Reinvestment Plan

In May, 1996, the Company implemented a Distribution Reinvestment Plan (the "Plan"). The Plan provides owners of record of 100 shares or more of its common and/or preferred stock the opportunity to reinvest cash distributions in newly-issued common stock of the Company, at a five percent discount from the market price. Shares are purchased from the Company; no open market purchases are made under the Plan. On July 2, 1996 and October 2, 1996 the Company issued 18,859 and 15,164 common shares, respectively, under the Plan.


Note 4 - Preferred and Common Stock Dividend Distributions

On September 11, 1996 the Board of Directors declared quarterly cash distributions of $.30 and $.40 per share on the Company's common and preferred stock, respectively, payable on October 2, 1996 to stockholders of record on September 23, 1996.


Note 5 -  Credit Agreement

On March 1, 1996 the Company entered into a $5,000,000 revolving credit agreement ("Credit Agreement") with Bank Leumi Trust
Company of New York ("Bank Leumi").   Borrowings under the Credit
Agreement will be used to provide the Company with funds to acquire properties. The Credit Agreement matures February 28, 1999 with a right for the Company to extend the Credit Agreement until February 29, 2000. As collateral for any advances made under the Credit Agreement, the Company has pledged the stock of its subsidiaries and certain mortgages receivable.

In connection with the acquisition of a property on August 14, 1996, the Company borrowed approximately $1,510,000 under the Credit Agreement. This amount plus interest of $15,418 was repaid on September 26, 1996 with funds received by the Company from a mortgage financing of a different property that had been acquired in July 1996.


Note 6 -  Stock Options

Options to purchase a total of 22,500 shares of the Company's common stock at $9.125 per share were exercised in March 1996.
The options had been granted under the 1989 Stock Option Plan.

Note 7 - Provision for Valuation Adjustment

During July 1996 and August 1996, the Company entered into contracts for sale of two of its "Payless" properties at sales prices which are lower than the carrying amounts. The Company has recorded a provision for valuation adjustment for the differences. The sales are expected to close during December, 1996. The Company has also taken a provision on another "Payless" property where the tenant is not renewing its lease, which expires on December 31, 1996, and although the tenant is still paying its rent, it has vacated the premises which is located in a declining neighborhood. The Company has determined the estimated value of this property to be lower than the carrying amount and thus a provision was taken for the difference.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations



Liquidity and Capital Resources

At September 30, 1996, the Company's primary sources of liquidity were approximately $2,369,000 in cash, $705,000 in investments in U.S. Government obligations and securities and a $5 million availability under a revolving credit agreement (discussed below). Long term debt at September 30, 1996 consisted of $13,638,199 of mortgages payable which are secured by certain real estate investments.

In March, 1996 the Company entered into a $5 million revolving credit agreement with Bank Leumi Trust Company of New York ("Bank Leumi"). Borrowings under the credit agreement will provide the Company with funds, when needed, to acquire additional properties. The credit agreement matures February 28, 1999 with a right for the Company to extend the agreement until February 29, 2000. Under the terms of this agreement the Company has the ability to add additional lenders to provide a maximum total facility of $15,000,000. The Company is currently negotiating with several banks to increase the facility to the maximum. At September 30, 1996, there were no outstanding borrowings under the credit agreement.

In July, 1996 the Company invested in a limited liability company ("LLC") which acquired a property for a consideration, including closing costs of approximately $3,360,000. The Company provided 95% of the required funds. In September, 1996 the LLC obtained mortgage financing on this property and the Company received $1,902,850 from the financing. The building is an industrial/flex office facility and is net leased to a single tenant.

During October, 1996 and November, 1996 the Company purchased two additional properties at a total cost of approximately $8,500,000. In order to close on these two acquisitions the Company borrowed $5 million under the credit agreement plus an additional $2 million in the form of a short term loan from Bank Leumi. The short term loan and a portion of the credit agreement will be repaid from the proceeds of anticipated mortgage financings on these two properties.

The Company is currently in discussions concerning the acquisition of additional net leased properties. In management's judgement, the Company's cash position, cash provided from operations, cash provided from anticipated mortgage financings and cash available from the anticipated inclusion of other banks to the credit agreement will provide adequate funds for cash distributions to shareholders, operating expenses and future investment opportunities. It will continue to be the Company's policy to make sufficient cash distributions to shareholders in order for the Company to maintain its real estate investment trust status under the Internal Revenue Code.

In connection with the lease agreements with Total Petroleum, Inc. ("Total Petroleum") consummated in 1991, the Company agreed to expend certain funds to remediate environmental problems at certain locations net leased to Total Petroleum. It was agreed that the net cost to the Company would not exceed $350,000 per location, with any excess cost being the responsibility of Total Petroleum. At that time the Company deposited $2,000,000 with an independent escrow agent to insure compliance by the Company with its obligations with respect to the environmental clean up. The escrow agent held approximately $1,316,000 as of September 30, 1996, which the Company deems adequate to cover any additional environmental costs.

Results of Operations

Nine and three months ended September 30, 1996 and 1995

Rental income increased to $2,841,346 and $1,247,777 for the nine and three months ended September 30, 1996 from $1,938,256 and $707,236 for the nine and three months ended September 30, 1995. Increases of approximately $684,451 and $321,902, respectively, are due primarily to rents earned on twenty-two net leased properties acquired during 1995 and 1996. The straight-lining of rents during the nine months ended September 30, 1996 resulted in increases of $218,639 in the 1996 periods.

The decrease in interest income from related parties of $590,465 from $1,511,927 in the nine months ended September 30, 1995 to $921,462 in the current nine month period and the decrease of $296,561 from $598,152 in the three months ended September 30, 1995 to $301,591 in the current three month period is substantially due to accelerated principal collections during 1995 on a senior note receivable which resulted in unusually large amortization of the discount on such note during the prior year periods and additionally, resulted in a substantial decrease in interest earned on such note during the current year periods. This note was collected in full during August, 1996.

In the 1995 nine month period dividends from related party amounted to $13,940, resulting from an investment that the Company no longer owns.

Interest and other income decreased to $214,023 in the current nine month period from $282,779 in the prior nine month period and to $44,522 in the current three month period from $57,733 in the prior three month period due to a combination of factors including a decrease of interest earned on U.S. Government securities resulting from the sale of some of such investments, the proceeds of which were used to purchase properties.

The increase in depreciation from $324,092 and $117,349 for the nine and three months ended September 30, 1995 to $439,606 and $170,531 for the nine and three month periods ended September 30, 1996 results from depreciation on properties acquired during 1995 and 1996. The increase in interest-mortgages payable to $557,880 and $216,331 in the current nine and three month periods from $338,812 and $102,248 in the prior nine and three month periods is due to interest paid on mortgages placed in connection with property acquisitions during 1995 and 1996. The increase in interest-mortgages payable for the current nine month period was offset to a small extent by the elimination of interest on a mortgage loan that was fully repaid in March, 1995.

Interest - bank note payable amounted to $15,418 during the current three month period, resulting from a borrowing under the revolving credit agreement during August, 1996. The Company repaid this borrowing during September 1996.

General and administrative costs increased during the nine and three months ended September 30, 1996 to $547,356 and $178,178 from $483,225 and $164,476 during the nine and three months ended September 30, 1995 due to a combination of factors, including an increase in income tax provisions and various costs incurred with the implementation of the Company's distribution reinvestment plan during the current 1996 periods. Also contributing to the increase in general and administrative costs was the amortization of capitalized costs incurred in connection with the Company obtaining a bank credit facility and placing mortgages on its properties.

During July 1996 and August 1996, the Company entered into two contracts for sale of two of its "Payless" properties at sales prices which are lower than the carrying amounts. The Company recorded a provision for valuation adjustment for the differences in the June 30, 1996 quarter. The sales are expected to close during December, 1996. The Company has also taken a provision on another "Payless" property where the tenant is not renewing its lease, which expires on December 31, 1996, and although the tenant is still paying its rent, it has vacated the premises which is located in a declining neighborhood. The Company has determined the estimated value of this property to be lower than the carrying amount and thus a provision was taken for the difference in the September 30, 1996 quarter. There was no comparable provision in the prior year periods.

                 Part II - Other Information

Item 6. - Exhibits and Reports on Form 8-K

No Form 8-Ks were filed during the quarter ended September 30, 1996.

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



                           One Liberty Properties, Inc.
                                  (Registrant)




November 13, 1996         /s/ Matthew Gould


_______________           _________________
 Date                     Matthew Gould
                          President





November 13, 1996         /s/ David W. Kalish


_______________           ___________________
 Date                     David W. Kalish
                          Vice President and
                          Chief Financial Officer