Form 10-K
period 1996-12-31
ONE LIBERTY PROPERTIES INC
filed 1997-03-28
CIK 712770

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
              FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
    SECTIONS 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

[ X] Annual Report Pursuant to Section l3 or l5(d) of the Securities Exchange Act of l934

For the fiscal year ended December 31, 1996

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

Common Stock, par value $1.00             American Stock Exchange


$16.50 Cumulative Convertible
Preferred Stock, par value $1.00          American Stock Exchange

Securities registered pursuant to Section l2(g) of the Act:

                                    NONE

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 dur-ing the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein,and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

As of March 3, 1997 the aggregate market value of all voting stock (Common Stock and Preferred Stock) held by non-affiliates of the Registrant was approximately $20,400,000.

As of March 3, 1997, the Registrant had 1,489,501 shares of Common Stock and 808,776 shares of $16.50 Cumulative Convertible Preferred Stock outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE


The proxy statement for the Registrant's Annual Meeting of Stockholders, scheduled for June 6, 1997, will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year covered by this Form 10-K. The information required by Part III (Item 10-Directors and Executive Officers of the Registrant, Item 11 -Executive Compensation, Item 12
- Security Ownership of Certain Beneficial Owners and Management, and Item 13 - Certain Relationships and Related Transactions) will be incorporated by reference from the definitive proxy statement to be filed by the Registrant pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                    Part I

Item 1. - Business

General

         One Liberty Properties, Inc. (with its wholly-owned subsidiaries and a majority owned limited liability company being referred to herein as the "Company" or "One Liberty") is a self managed real estate investment trust ("REIT") incorporated under the laws of Maryland on December 20, 1982. The policy of the Company is to invest in improved, commercial real estate under long-term net leases. Under the typical net lease, rental and other payments to be made by the lessee are payable without diminution for any reason. The lessee, in addition to its rent obligation, is generally responsible for payment of all charges attributable to the property, such as taxes, assessments,water and sewer rents and charges, governmental charges, and all utility and other charges incurred in the operation of the property. The lessee, is also generally responsible for maintaining the property, including ordinary maintenance and repair and restoration following a casualty or partial condemnation. The rental provisions in a net lease transaction may include, but may not be limited to, rent payable on a stepped basis (rentals increase at specified intervals), an indexed basis (rentals increase pursuant to a formula such as the consumer price index), a percentage basis (minimum rental payments plus additional rentals in the form of participation in the sales derived from the business conducted at the property), or a combination of the foregoing.

         In the year ending December 31, 1996 ("Fiscal 1996") the Company pur-chased five net leased commercial properties containing approximately 211,600 square feet of rentable space for a total consideration of $19,940,570, and placed mortgage financing of $10,375,000 on four of these properties. On January 10, 1997, the Company closed on the financing of a fifth property in the amount of $1,600,000. At fiscal year end the Company owned a total of 38 properties (including one property leased by the Company under a long term ground lease) containing an aggregate of approximately 1,009,000 square feet of rentable space.


Investment Policy

         The Company's investment policies,as presently in effect, are set forth in Section 17 of Article 3 of the By-Laws of the Company (the By-Laws,as amended were filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 1989 and an amendment thereto was filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 1990). The current policy of the Company is to purchase improved commercial real property which is net leased on a long term basis. The Company's investment policies, as articulated in its by-laws, as amended, are as follows:

         Types of Investments -The Company is permitted to invest in any type of real property, mortgage loans (and in both cases in interests therein) and other investments of any nature, without limitation, provided such investment does not adversely affect the Company's ability to qualify as a REIT under the Internal Revenue Code. No limitation is set on the number of properties or mortgage loans in which the Company may invest,the amount or percentage of the Company's assets which may be invested in any specific property or on the concentration of investments in any geographic area in the United States. The Company will consider investments in any type of real property and in mortgage loans secured by real property; however as stated above, the current policy of the Company is to invest in improved, commercial real estate under long term net lease. The Company does not intend to make construction loans or loans secured by mortgages on undeveloped land.

         Incurrence of Debt - The directors of the Company, in the exercise of their business judgment, are permitted to determine the level of debt and the terms and conditions of any financing or refinancing.

         The investment objectives of the Company are (i) to provide current income; (ii) to provide the opportunity for increases in income and capital appreciation;and (iii) to protect the Company's capital. In evaluating potential net lease investments, the Company considers, among other factors (i)the current and anticipated cash flow of the proposed net lease, (ii) the intrinsic value of the property, given its location and use and the property's and the lessee's adequacy to meet operational needs and lease obligations, (iii) the return on equity to the Company, and (iv) potential for capital appreciation.

        From time to time,the Company may invest in shares of another REIT or in the shares of an entity not involved in real estate investments, provided that any such investment does not adversely affect the Company's ability to qualify as a REIT under the Internal Revenue Code.

       Pursuant to current policy,after termination of any lease relating to any of the Company's properties,the Company will seek to relet or sell such property in a manner which will maximize the return to the Company,considering the income and residual potential of such property. The Company may also consider the sale or other disposition of any of the properties prior to termination of the relevant leases if such sale or other disposition appears to be advantageous. The Company may take purchase money obligations as part payment in lieu of cash in connection with any sales and may take into account local custom and prevailing market conditions in negotiating the terms of repayment. It will be the Company's policy to reinvest any cash realized from the sale or other disposition of properties, net of required distributions to shareholders, to
maintain its REIT status.   Effective December 31, 1996 the initial term of the
net leases applicable to 11 properties leased to Payless ShoeSource, Inc. terminated by the terms of the respective leases. Payless ShoeSource Inc. renewed the leases with respect to four of the Payless Properties. As to the other seven Payless Properties, two were under contract of sale as of December 31, 1996 (one of which closed in January 1997), two have been leased to other entities and three are currently vacant. The Company is actively seeking to sell or rent the three vacant properties. The non-renewal by Payless of five Payless Properties will not have a material adverse effect on the Company's future financial condition. However, it should be noted that during the year ended December 31, 1996 the Company recorded a provision for valuation adjustment totalling $659,000 against five of these properties.


Credit Agreement

         On March 1, 1996 the Company entered into a revolving credit agreement ("Credit Agreement") with Bank Leumi Trust Company of New York ("Bank Leumi"). Borrowings under the Credit Agreement will be used to provide the Company with funds to acquire properties. The Credit Agreement will mature February 28, 1999 with a right for the Company to extend the Credit Agreement until February 29, 2000. Bank Leumi has agreed to advance up to $5,000,000 on a revolving basis and has agreed to a total $15,000,000 facility (including the $5,000,000 that Bank Leumi has committed for) on a pro rata participating basis. At December 31, 1996 one institution has expressed an interest in participating to the extent of $4,000,000. The Company pays interest under the Credit Agreement at the rate of prime plus 1/2% on funds borrowed on an interest only basis, except that the net proceeds of certain events (e.g. sale of property, financing of properties) must be applied to reduce the loan.

         As collateral for any advances taken by the Company under the Credit Agreement, the Company has pledged the stock of each of its subsidiaries and certain mortgages receivable, including the wrap around mortgage receivable the Company holds on a property located on East 16th Street in New York City (see "Mortgages Receivable" below). In order to obtain the senior mortgagee's consent to the assignment of the Company's wrap around mortgage receivable as collateral security for the loan, the Company guaranteed six months of debt service on the senior mortgage. In addition the Company's subsidiaries have guaranteed all loans under the Credit Agreement. The Company has agreed to maintain at least

$250,000 on deposit with Bank Leumi.

      The Credit Agreement contains affirmative and negative covenants including a covenant that (i) through February 28, 1999 the Company's net worth will not be less than the greater of $28,000,000 and two times (2x) the revolving credit loans outstanding and thereafter the $28,000,000 increases to $30,000,000; (ii) that cash flow for each fiscal year through the 1998 fiscal year shall be at least $3,000,000, increasing to $3,400,000 for the 1999 fiscal year and thereafter, and (iii) at least two of Fredric H. Gould, Matthew J. Gould and Jeffrey A. Gould shall be involved in the day to day management of the Company.

     During the 1996 fiscal year the full amount was taken down under the Credit Agreement and thereafter a portion was repaid. At December 31, 1996, $3,900,000 was outstanding under the Credit Agreement and at March 3, 1997, $1,350,626 was outstanding.

Mortgages Receivable

      In 1992 and 1993 the Company, in order to take advantage of opportunities to purchase mortgages receivable at a discount and/or to improve its return on investment, invested in mortgages receivable and a senior secured note receivable. The material receivables outstanding during Fiscal 1996 were as follows:

       In January, 1992 the Company made a first mortgage loan to an entity substantially owned by Gould Investors L.P. ("Gould"), an affiliated entity (see below), in the original principal amount of $1,200,000. The mortgage had a maturity date of January 31,1995,carried an interest rate of 11% through January 31, 1994 and thereafter at 10% per annum through the maturity date, and provided for minimum amortization of $5,000 per month. The mortgage was extended to January 31, 1997 and the interest rate fixed at 11% per annum for the extended term. The $5,000 monthly amortization continued during the extended term. The mortgage, which was secured by a wraparound mortgage on the residential portion and a commercial condominium unit,containing approximately 3,600 square feet of retail space, in a building located on East 86th Street in Manhattan, New York, was fully repaid in March 1996.

       On July 30,1993, the Federal Deposit Insurance Corporation ("FDIC") sold, to an entity related to the Company, a $23,000,000 first mortgage secured by an office building located on East 16th Street in Manhattan, New York. The sale was made by the FDIC pursuant to public auction. The successful bidder paid $19,000,300 for the mortgage, which carries an interest rate of 8% per annum. The office building which secures this mortgage is owned by a partnership in which Gould is general partner and owns substantially all partnership interests. Simultaneously with the closing an unrelated party advanced $13,181,000, the Company advanced $6,080,000 (including closing costs), and the mortgage was severed into a first mortgage of $13,181,000 paying interest at 9 1/2% per annum held by such unrelated party and a subordinate wrap mortgage of $9,819,000 held by the Company. Both the first mortgage and wrap mortgage mature in 2005 at which time the first mortgage will have been fully amortized and the wrap mortgage will have a principal balance of approximately $4,000,000. The principal balance of the wrap mortgage held by the Company was $8,387,263 at December 31,1996 and the net principal balance was $5,732,445 at December 31, 1996.

      The building which secures the first mortgage and the wrap mortgage is net leased to the City of New York. The lease expires in 2005 with one renewal option of five years. The City has a limited right to terminate the lease. The first mortgage and the wrap mortgage are nonrecourse.
      In February, 1993 the Company purchased from an unrelated entity 28.9% of a 16.67% portion of an indebtedness due to various institutions by BRT Realty Trust ("BRT"), an affiliated entity. Fredric H. Gould, Chairman of the Board of the Company, is Chairman of the Board (and Chief Executive Officer) of BRT, Marshall Rose, Vice Chairman of the Board of the Company is a Trustee of BRT, and Matthew Gould, Jeffrey Gould, Nathan Kupin, Simeon Brinberg and David W. Kalish are officers of the Company and BRT. In addition, Arthur Hurand is a trustee of BRT and a director of the Company. The Company paid $3,215,142 for a $4,626,720 share of the principal amount of such indebtedness. The principal earned interest of prime plus 1% and required certain annual minimum principal payments. The indebtedness was senior indebtedness and was collateralized by all of BRT's mortgages receivable and up-stream guaranties by BRT's subsidiaries. At December 31, 1995 the amount due to the Company on its share of this receivable was $760,638, and the book value thereof was $528,575. This loan was fully repaid in Fiscal 1996 with the last payment being made in August 1996.

      Gould owns 542,825 shares of the Company's Common Stock, representing 28.9% of the voting stock and 36.8% of the outstanding common stock of the Company. The individual general partners of Gould, Fredric H. Gould and Marshall Rose, are Chairman of the Board and Vice Chairman of the Board, respectively, of the Company, Matthew Gould, President of the Company, is an officer of the corporate Managing General Partner of Gould, and David
      W. Kalish, Simeon Brinberg, Jeffrey Gould, Nathan Kupin and Mark Lundy, officers of the Company, are officers of the Managing General Partner of Gould.

                             Executive Officers of the Company

         The following sets forth information with respect to the executive officers of the Company:

     Name              Age             Position with the Company

Fredric H. Gould        61             Chairman of the Board of
                                        the Company since
                                        June, 1989

Marshall Rose           60             Vice Chairman of the Board
                                        of the Company since
                                        June, 1989

Matthew Gould           37             President and Chief
                                        Executive Officer of the
                                        Company since June, 1989

Simeon Brinberg         63             Vice President of the
                                        Company since June, 1989


David W. Kalish         49             Vice President and Chief
                                        Financial Officer of the
                                        Company since June, 1990

Nathan Kupin            82             Senior Vice President of
                                        the Company since
                                        June, 1989

Jeffrey A. Gould        31             Vice President of the
                                        Company since June,
                                        1989

Mark H. Lundy           34             Secretary of the Company
                                        since June, 1993

Seth D. Kobay           42             Vice President and
                                        Treasurer of the Company
                                        since August, 1994

Karen Dunleavy          38             Vice President, Financial
                                         of the Company since
                                         August, 1994

Each of the above listed executive officers will hold office until the next annual meeting of the Board of Directors, scheduled for June 6, 1997, or until their respective successors are elected and shall qualify. The information below sets forth the business experience of the officers of the Company for at least the past five years.

Fredric H. Gould - In addition to serving as Chairman of the Board of the Company, Mr. Gould has served as Chairman of the Board of Trustees of BRT Realty Trust, a real estate investment trust,since 1984 and as Chief Executive Officer of BRT since March 1995. Since 1985 Mr. Gould has been an executive officer of the managing general partner of Gould Investors L.P., a limited partnership primarily engaged in the ownership and operation of real properties and he also serves as an individual general partner of Gould Investors L.P. He is President of REIT Management Corp., the Advisor to BRT Realty Trust, a director of BFS Bankorp,Inc. and its subsidiary Bankers Federal Savings and Loan Association FSB and a director of Sunstone Hotel Investors, Inc., a real estate investment trust.

Marshall Rose - In addition to serving as Vice Chairman of the Board of Directors of the Company, Mr. Rose has served as a Trustee of BRT Realty Trust since 1986. He is also an executive officer of the managing general partner of Gould Investors L.P. since 1985 and an individual general partner of Gould Investors L.P. Mr. Rose is also President and Chief Executive Officer of
Georgetown Equities, Inc., a real estate consulting firm.   He is a director of
Estee Lauder, Inc. and Golden Book Family Entertainment, Inc.

Matthew Gould - In addition to serving as President and Chief Executive Officer of the Company, Mr. Gould serves as a Vice President of REIT Management Corp. since 1986, a Vice President of BRT Realty Trust and an officer of the managing general partner of Gould Investors L.P. since 1986.

Simeon Brinberg - In addition to serving as Vice President of the Company, Mr. Brinberg has been Secretary of BRT Realty Trust since 1983, a Senior Vice President of BRT Realty Trust since 1988 and an officer of the managing general partner of Gould Investors L.P. since 1988. He is a director of Witco Corporation.

David W. Kalish - Mr. Kalish has served as Vice President and Chief Financial Officer of the Company since June,1990. Mr. Kalish is also a Vice President and Chief Financial Officer of BRT Realty Trust and chief financial officer of the managing general partner of Gould Investors L.P. since June, 1990. Mr. Kalish is a certified public accountant.

Nathan Kupin - In addition to serving as a Senior Vice President of the Company, Mr. Kupin has been a Trustee and Vice President of BRT Realty Trust since 1983. He is also Vice Chairman of the Board of Directors of the managing general partner of Gould Investors L.P. and Director of the advisor to BRT Realty Trust.

Jeffrey A. Gould - Mr. Gould has served as Vice President of the Company since 1989. Mr. Gould was a Vice President of BRT Realty Trust from January 1988 to March 1993, Executive Vice President and Chief Operating Officer of BRT Realty Trust from March 1995 to March 1996 and President of BRT Realty Trust since March 1996. He is also an officer of the managing general partner of Gould Investors L.P.

Mark H. Lundy - In addition to being Secretary of the Company since June, 1993, Mr. Lundy has been a Vice President of BRT Realty Trust since April 1993 and an officer of the managing general partner of Gould Investors L.P. since July 1990.

Seth D. Kobay - In addition to serving as Vice President and Treasurer of the Company, Mr. Kobay has been Vice President and Treasurer of BRT Realty Trust since March 1994 and an officer of the managing general partner of Gould Investors L.P. since 1986. Mr. Kobay is a certified public accountant.

Karen Dunleavy - In addition to serving as Vice President, Financial of the Company,Ms. Dunleavy has been Treasurer of the managing general partner of Gould Investors L.P. since 1986. Ms. Dunleavy is a certified public accountant.

Fredric H. Gould is Matthew and Jeffrey Gould's father.

Item 2. - Properties

         The Company, at December 31, 1996, owned fee title to thirty-seven properties and a "sandwich" lease position with respect to one property. All properties are "net leased" to unrelated third parties. The Company obtained title insurance with respect to all properties owned by it in amounts equal to their respective purchase prices, insuring that the Company holds fee simple title to each property owned in fee and the leasehold position to the one lease position the Company holds, free and clear of all liens and encumbrances, except those approved by the Company and those which have been created since the Company's acquisition of the properties, none of which materially impairs the value of the properties.

       The following sets forth information relating to the materially important properties (the book value of which amounts to 10% or more of the total assets of the Company) owned by the Company.

Madison Avenue Property

Description of Madison Avenue Property

     The Madison Avenue Property, located on East 30th Street and Madison Avenue in New York, New York, is improved with two multi-family residential properties
- a twelve story elevator building and a seven story elevator building, containing an aggregate of 126 apartments and ground floor retail stores. The property is located in mid-Manhattan, in primarily a commercial area, with some residential and hotels. The two buildings are located on a 14,658 square foot plot of land, have frontage on both Madison Avenue and East 30th Street,and were constructed separately and subsequently joined. The properties were constructed in about 1910 and substantially renovated in approximately 1988.

Description of Madison Avenue Lease

         Lease Term The Madison Avenue Property, owned in fee by the Company,is leased to an unaffiliated entity for a term expiring February 28, 2038. If Tenant exercises its right to convert the property to cooperative ownerships then effective with the assignment of the lease the lease can be extended for 150 years. To the Company's knowledge, the Tenant is not contemplating a cooperative conversion at the present time.

         Amounts Payable Under the Madison Avenue Property Lease The basic annual rental is $550,000 increasing to $600,000 in 1999 and by $50,000 each five years thereafter. If the conversion option is exercised, the basic annual rent is fixed for ten years from the date of conversion at the basic annual rental then being paid, increasing by $75,000 each ten years thereafter. If the conversion option is exercised, the Company is to receive a conversion premium which the Company has agreed to divide 50-50 with BRT Realty Trust, provided the conversion takes place on or before June 14, 2004. The Company acquired this property from BRT Realty Trust, an affiliated entity in June 1994 (see Form 8-K of the Company dated June 27, 1994).

       The lease is a net lease and requires Tenant to pay, in addition to basic annual rent, all real estate taxes and all utility and other charges applicable to the property during the term.

      Maintenance and Modifications Tenant, at its expense, is required to make all structural and non-structural repairs and is required to maintain the property in good repair and condition, reasonable wear and tear excepted.

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

         Insurance Tenant is required to maintain fire insurance, with extended coverage, in an amount equal to 100% of replacement value, exclusive of footings and foundations with the deductible not to exceed $25,000, increasing every five years by the increase in the consumer price index. Tenant is also required to maintain rent insurance, comprehensive general public liability insurance, elevator and boiler insurance, and such other insurance, in such amounts, as reasonably required by Landlord. In the opinion of the Company's management this property is adequately covered by insurance.

         Damage to or Condemnation of Madison Avenue Property In the event of a casualty, Tenant at its expense, whether or not the insurance proceeds are sufficient,is required to repair the damage and restore, replace and rebuild the premises, at least to the extent of the value and as near as possible to the character prior to the casualty.

      If there is a condemnation of all or substantially all the premises,Tenant may elect to terminate the lease, and in such event the lease shall terminate on the date the condemning authority takes title to the property. In the event of a condemnation of all or substantially all the property, the award is to be divided between Landlord and Tenant in the proportion each party's interest in the premises bears to the aggregate value of both party's interest in the property, as determined by arbitration, provided the Landlord is to receive as a priority payment an amount equal to the fixed annual rent then being paid under the lease multiplied by 10, with interest from the date of taking and then Tenant is to receive the greater of (i)the sum of all amounts paid by Tenant for capital improvements, not to exceed $3,000,000 and (ii) all unpaid principal and interest and other sums due on any leasehold mortgage.

        If there is a partial taking Tenant,at its sole expense,is to repair and reconstruct the premises. Any award is to be applied to such repair and reconstruction, and if the award exceeds the cost of repair and reconstruction, the excess is divided between Landlord and Tenant as provided in the Lease.

Mortgage

       Simultaneously with its purchase of the property in June,1994 the Company obtained a $4,250,000 non-recourse first mortgage loan from East New York Savings Bank. The mortgage bears interest at 8.75% per annum during the initial 5 year term. The Company has an option to renew the mortgage for an additional five year term upon payment of a 1% extension fee. The interest rate during the extension period will be the greater of 8.75% or 275 basis points above U.S. Treasuries as defined in the mortgage agreement. The mortgage is being amortized based on a 25 year amortization schedule. At December 31, 1996 there was a principal balance of $4,122,873 due on this mortgage. Assuming no payment is made on principal in advance of the maturity date, the principal balance due at maturity will be approximately $3,960,000. The Company has the option of prepaying this mortgage in whole or in part provided that it pays a prepayment premium of 3% if prepaid prior to June 14, 1997, decreasing by 1% each year thereafter and if the Company exercises its option during the five year extension period, the prepayment premium is 5% in the first year, decreasing by 1% each year thereafter during the extended term.

    The Tenant has the right to mortgage its leasehold position under terms and conditions set forth in the lease. Any fee mortgage on the premises is superior to any leasehold mortgage.

Total Petroleum Properties

Description of Total Petroleum Properties

         Although the Total Petroleum Properties consist of thirteen separate properties located in various towns and cities in the State of Michigan,they are considered as one property for the purpose of determining if they are "materially important" real properties. The Total Petroleum Properties are all service stations and include gasoline pumping islands, a service area and a retail building used as a convenience store. The Total Petroleum Properties are on parcels of land ranging from 45,000 square feet to 183,000 square feet and the buildings on the properties range from 6,000 square feet to 13,000 square feet.

Description of Total Petroleum Leases

       Lease Term The Total Petroleum Properties have 13 separate but identical leases dated as of May 15,1991 (Total Petroleum Leases). The primary lease term for the Total Petroleum Properties is 20 years ending on May 31, 2011. Total Petroleum has the right to extend the leases for two 10 year renewal terms, but the renewal option can only be exercised on an all or none basis. The Total Petroleum Leases contain a cross default provision which provides that on a monetary default resulting in the termination of a lease, the Landlord has a right to terminate any or all of the other leases.

      Amounts Payable under the Total Petroleum Leases The combined annual rent for all 13 properties is $885,878 through May 14,1997, increasing by 3% each May 15th throughout the term of the lease. The leases are net leases, which requires Total to pay all real estate taxes, assessments, and all utility charges.

      Maintenance and Modifications Total Petroleum is required,at its expense, to maintain the Total Petroleum Properties in good repair and is responsible to keep each property in reasonably clean condition. The Tenant at its sole expense may make any non-structural alterations, additions, replacements or improvements to the property without the Landlord's consent. The lessee is required to obtain the Landlord's prior written consent for structural alterations, additions, replacements or improvements which consent will not be unreasonably withheld.

      Insurance Total Petroleum is required to maintain insurance at its expense providing for fire with standard extended risk coverage to the extent of the full replacement cost.So long as the Tenant's net worth exceeds $100,000,000 the deductible may be that which is provided in Total Petroleum's master corporate insurance policy, and if its net worth falls below $100,000,000 then the deductible shall not exceed $250,000 without Landlord's consent. In Management's opinion the Total Petroleum Properties are adequately covered by insurance.

         Damage to or Condemnation of Property   If any of the Total Petroleum
Properties is damaged or destroyed by fire or other casualty there is to be no rent abatement and Total Petroleum is required to repair and restore the premises in a reasonable diligent manner. If, however, the premises are rendered untenantable,Total Petroleum may terminate the lease in which event it shall pay to the Company an amount sufficient to restore the premises to the condition existing as of the date the lease was executed, reasonable wear and tear excepted.

      If all or any part of any of the properties is taken by condemnation so as to render the remaining portion of the property unsuitable for lessee's business, then the rent due under the lease shall be equitably adjusted until such time as the Tenant provides Landlord with written notice that it is electing to terminate the lease. If however, the Tenant does not vacate the property within ninety days of such taking then it is conclusively presumed that such taking is not extensive enough to render the premises unsuitable for Total Petroleum's business. In the event of a taking, damages awarded are payable as follows: (i) Total Petroleum is entitled to the portion of the award attributable to the value of its leasehold and (ii) Landlord is entitled to the value of its reversion. In allocating between the value of the leasehold and the reversion, the value of improvements and betterments made by the lessee is to be equitably divided between leasehold and reversion. Each party is entitled to file a claim in any condemnation proceeding.

      Option to Purchase Total Petroleum has been granted an option to purchase all locations at fair market value, excluding the value of the improvements made by it. This option may be exercised during the last six months of the term of the lease. Fair market value is to be determined by an appraisal process.

       Right of First Refusal Total Petroleum has been granted a right of first refusal to purchase a Total Petroleum Property from the Company for the same purchase price and on the same terms and conditions as a bonafide offer to purchase received by the Company from an unrelated party which is engaged in, or plans to engage in the business of selling petroleum products, which offer the Company intends to accept.

Mortgage

         The Total Petroleum Properties are owned free and clear of mortgages.



Fort Myers, Florida Property

Description of Fort Myers, Florida Property

         The Fort Myers property, acquired in November 1996, is located at 13751 South Tamiami Trail (US Highway 41 and Daniels Road), a developed commercial/ retail area in Lee County. The property, part of the Market Square Shopping Center, is approximately 6 miles south of the Fort Meyers downtown business district. The property is approximately .72 acres with parking rights to the entire Market Square Shopping Center. The property is improved with a 29,993 square foot, free standing single story retail store completed in 1996, leased to Barnes & Noble Super Stores, Inc. The superstore is a prototypical Barnes & Noble Super Store, selling at discount hard cover and paperback books of all types, computer software, CD's and tapes and containing a Starbucks Coffee shop.

Description of Barnes & Noble Lease

         Lease Term The property is leased to Barnes & Noble Superstores, Inc. pursuant to a net lease which has an initial term of 20 years expiring November 2016. The Tenant has the right to extend the lease for 4 additional 5 year terms.

         Amounts Payable under the Lease

     The annual fixed rent under the lease is $467,000 for the first five years, $513,000 for years 6 through 10, $559,000 for years 11 through 15 and $605,000 for years 16 through 20. The lease requires the Tenant to pay all real estate taxes, assessments, water and sewer and utility charges and other governmental charges.

         Maintenance and Modifications

         The Company is not required to make any alterations, reconstructions, additions, improvements or repairs of any kind to the property. Tenant is required to maintain the property and make all repairs, structural and non-structural. The Tenant cannot make alterations to the building without the Company's consent, which is not to be unreasonably withheld, but Tenant can make exterior and interior non-structural alterations without Landlord's consent provided Tenant complies with all legal requirements.

         Insurance

      Tenant is required to carry at its expense all risk insurance covering the building and improvements to the extent of their full replacement value, boiler and machinery insurance, and liability insurance. In management's opinion, this property is adequately covered by insurance.


         Damage to or Condemnation of Property

         If the premises is damaged by fire or other casualty and the premises cannot be repaired and restored within eighteen months of the casualty or if the casualty occurs during the last three years of the term, or any renewal term, such that the cost of rebuilding or repairs exceeds 20% of the replacement cost, Tenant or Landlord may terminate the lease, but if Landlord exercises its right to terminate, Tenant can void such exercise by exercising any right it may have to extend. If the lease cannot be or is not terminated after a casualty then Tenant at its cost shall rebuild or repair the premises, and all insurance proceeds are to be applied to the cost of rebuilding or repair.

     In the event of a condemnation of any part of the building or a substantial portion of the premises Tenant shall have the right, subject to the Company's right to substitute compatible parking and/or facilities (a) to terminate the lease as of the date of taking, or (b) continue the lease with an appropriate rent reduction. If Tenant does not or may not elect to terminate the lease, the Tenant shall restore the premises remaining after the taking and the Company shall make the condemnation proceeds, or as much thereof as is necessary for the reconstruction, available to Tenant. In the event of termination of the lease because of condemnation both Landlord and Tenant can seek to recover compensation and damage from the condemning authority for injury or loss sustained by them.

       Mortgage The Fort Myers property is encumbered by a first mortgage held by Southtrust Bank of Alabama, National Association in the original principal amount of $3,250,000. The loan bears interest at 7.8% per annum and matures January 1, 2004. The loan provides for amortization over 25 years. There had not been any payments on the mortgage as of December 31, 1996 and assuming no payment is made on principal in advance of the maturity date, the principal balance due at maturity will be approximately $2,889,000. The Company has the right to prepay this mortgage but there shall be due at the time of prepayment a premium equal to the amount required to compensate the mortgagee for its loss of investment (a yield maintenance formula).

                                        * * * * *

      The following sets forth the information as to other important properties owned by the Company:

The Payless Properties

Description of Payless Properties

      At December 31, 1996 the Company owned eleven properties leased to Payless ShoeSource Inc. These properties were originally leased to The May Department Stores ("May") and assigned by May to Payless ShoeSource, Inc. ("Payless"). May remains liable under those Payless leases which were extended. The initial term with respect to the leases referable to these 11 properties expired on December 31, 1996. Payless has extended the leases on four of the eleven properties, two were under contract of sale on December 31,1996 (one of which closed in January, 1997) two have been leased to other entities, and three were vacant (and are vacant as of the date of this Form 10-K). The Company is actively seeking a buyer or tenant for the three vacant properties.

         The typical Payless Property is a freestanding one story building containing approximately 3,100 square feet of space on a parcel of land containing approximately 15,000 square feet and located on a major commercial thoroughfare.

Description of Payless Leases

         Lease Term The Payless Properties have separate but substantially identical leases ("Payless Leases") which expire on December 31, 2001 with Payless having the right to extend each of their leases for three additional terms of five years each. The other two leases expire on December 31, 1999.

       Amounts Payable for the Payless Properties The aggregate annual minimum rental for the Payless Properties(including the two properties leased to others) is $243,986 until December 31, 1999, and $201,309 from January 1, 2000 through December 31, 2001.

     These leases are "net leases" and the tenant is required to pay, all taxes, assessments, levies, fees, water and sewer rents, charges, licenses, permit fees and all governmental charges with respect to these properties, and all utility and other charges incurred in the operation of each of the properties.

         Maintenance Each tenant is required, at its expense to maintain the properties, structural or otherwise, in a neat, clean and orderly condition, reasonable wear and tear excepted.


Mortgage

         The Company owns these properties on a free and clear basis.


Greenwood Village, Colorado Property

Description of Greenwood Village, Colorado Property

       The Greenwood Village, Colorado Property, acquired in April, 1996, is 3.2 acres with 140 parking spaces. It is located at 9000 East Peakview Avenue, one block north of Arapaho Road (a major shopping corridor), approximately 10 miles south of downtown Denver. The property is improved with a 45,000 square foot single story retail sporting goods store leased to Gart Bros. Sporting Goods Company. The building was completed in November 1995.

Description of Gart Brothers' Lease

         Lease Term The property is leased to Gart Bros. Sporting Goods Company pursuant to a "net lease" which has an initial term of 20 years ending January 31, 2016. The tenant has the right to extend the lease for three additional five year terms.

        Amounts Payable under the Lease The annual basic rent payable under the lease is $423,000 per annum increasing to $450,000 in November 2005. Tenant is required to pay all real estate taxes, assessment, water, sewer and other governmental charges and common area maintenance. Commencing in November 2000 in addition to annual basic rent the Tenant is required to pay percentage rent equal to 2 1/2% of gross sales in excess of a specified minimum.

         Maintenance

         Landlord is responsible to maintain the foundation, exterior walls (excluding doors, windows and store fronts) and roof. Tenant is required at its expense to make all other repairs and replacements and to keep the demised premises in good, clean condition.

Mortgage

       The property is encumbered by a first mortgage held by USA Life Insurance Company, Inc. in the original principal amount of $2,725,000. The loan bears interest at 8.75% is amortizing over a 25 year period and is due on March 31, 2006. At December 31, 1996 $2,706,872 was due and owing on this mortgage.


Hauppauge, New York Property

Description of Hauppauge, New York Property

         The Hauppauge, New York Property, acquired in July, 1996, is located at 415-425 Rabro Drive in Hauppauge, Long Island, New York. The property, an irregularly shaped plot comprising 6.031 acres, is improved with a 65,120 square foot, one story, industrial flex building of which 35% is comprised of finished office space. The property was built in 1982 and contains 245 parking spaces.

Description of Robotic Vision Systems Lease

     Lease Term The property is leased to Robotic Vision Systems, Inc. pursuant to a net lease which, as amended and extended, has a term expiring March 31, 2001.

       Amounts Payable under the Lease The annual basic rent payable under the lease is $553,520 increasing to $586,080 on April 1, 1998. Tenant is required to pay all real estate taxes,utility charges and insurance premiums. The Tenant has the right, effective September 1,1997 (on four months prior notice) to "put" back to the Landlord 15,370 square feet and if the tenant exercises that right the basic rent reduces to $422,875 per annum through March 31, 1998, increasing to $447,750 per annum at April 1, 1998, and Tenant's proportionate share of real estate taxes and other expenses will reduce proportionately.

         Maintenance and Modifications

        Tenant is required to keep the demised premises in a clean and well kept condition and is responsible for exterior repairs and maintenance.


Mortgage

       The property is encumbered by a first mortgage held by North Fork Bank in the original principal amount of $2,000,000. The loan bears interest at 9.35% per annum, is amortizing over 20 years and is due on October 1, 2000. At December 31, 1996 $1,994,250 was due and owing on this mortgage.

General

     This property is owned by Elpans, LLC, a limited liability company in which the Company owns a 90% interest. After pari passu repayment of capital and a pari passu 12% return, the Company is entitled to an additional 3% return. Thereafter, the Company is entitled to 66.67% of all cash distributions.

Clayton County (Atlanta), Georgia Property

Description of Clayton County (Atlanta), Georgia Property

        The Clayton County, Georgia Property is located at 1987 Mount Zion Road, approximately 13 miles south of downtown Atlanta. The property, which is 5.5 acres, is improved with a 50,400 square foot single story building completed in 1994, containing 233 parking spaces. The property is leased to The Sports Authority Inc. for use as a retail sporting goods super store and shares an entrance with a Publix Supermarket.

Description of Sports Authority Lease

         The property is leased to The Sports Authority, Inc. pursuant to a net lease which has an initial term of 20 years expiring October 28, 2014. The Tenant has a right to extend the lease for 4 additional 5 year terms.

         Amounts Payable under the Lease

       The annual basic rent under the lease is $390,600, increasing to $441,000 in November 1999 and increasing each five years thereafter. The lease requires the Tenant to pay all real estate taxes,assessments, water and sewer charges and other governmental charges. Tenant is required to pay Landlord percentage rent of 1 1/4% of the amount by which gross sales exceeds a specified breakpoint.

         Maintenance

      Landlord is required to maintain and repair the roof,exterior walls, floor slabs and structural parts of the demised premises. Tenant is obligated to make all repairs to the demised premises, pylon signs and common areas which Landlord is not obligated to maintain under the Lease.


Mortgage

         The property is encumbered by a first mortgage held by MetLife Capital Corporation in the original principal amount of $2,400,000. The loan bears interest at the rate 8.45% per annum, is amortizing over 25 years and is due on September 1, 2006. On December 31, 1996 $2,392,916 was due and owing on the mortgage.


Lewisville (Dallas), Texas

Description of Lewisville (Dallas), Texas Property


      The Lewisville, Texas property acquired in October, 1996 is located at 490 Oak Bend Drive (the service road of Interstate 35-E) in Lewisville, Texas. The property is located approximately 7 miles north of the Dallas-Fort Worth Airport and approximately 13 miles from the Dallas city limits. The property shares an entrance with the Ridge Village Shopping Center,which includes among others, Old Navy, Circuit City, Comp USA, Marshalls and Linens N' Things. The property contains approximately 1.98 acres, is improved with a 21,043 square foot (16,243 square feet on ground level and an additional 4,800 square feet of mezzanine) single story retail store completed in 1996 and has 116 parking spaces.

Description of Just For Feet, Inc. Lease

     Lease Term The property is leased to Just For Feet, Inc. pursuant to a net lease which has an initial term of approximately 20 years expiring October 31, 2016. The Tenant has the right to extend the lease for 2 additional five year terms.

         Amounts Payable under the Lease

       The annual basic rent under the lease is $355,560, increasing in November 2001 to $391,131 per annum and increasing each five years thereafter. The lease requires the tenant to pay all real estate taxes, assessments, water and sewer and other governmental charges.

         Maintenance

      Tenant is to maintain the premises in good repair and appearance and is to make all structural and non-structural repairs. Landlord has given to Tenant the right to assert claims against any contractor or sub-contractors if Tenant becomes aware of any defects in the construction of the Premises.


Mortgage

     The property is encumbered by a first mortgage held by Security Mutual Life Insurance Company of New York in the original principal amount of $1,600,000. The loan, which closed on January 10, 1997, bears interest at 8 3/4% per annum and matures on January 1, 2017. On January 1, 2007 there is an interest rate adjustment to 1 3/4% over ten year treasuries. The loan will amortize over 20 years.

Item 3.  Legal Proceedings

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

                            PART II


Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters


     The following table sets forth the high and low prices for the Common Stock of the Company as reported by the American Stock Exchange and the per share cash distributions paid by the Company on the Common Stock during each quarter of the years ended December 31, 1995 and 1996:


l995                             High         Low      Dividend

First Quarter                   10 7/8       10 1/4     $ .125
Second Quarter                  12 3/4       10 1/4     $ .30
Third Quarter                   13 3/4       12 1/4     $ .30
Fourth Quarter                  14 1/8       12 3/4     $ .30*


l996                             High         Low      Dividend

First Quarter                   14 1/8       13         $ .30
Second Quarter                  13 5/8       13 3/8     $ .30
Third Quarter                   13 1/2       12 5/8     $ .30
Fourth Quarter                  13 1/2       12 5/8     $ .30*



         The following table sets forth the high and low prices for the $16.50 Cumulative Convertible Preferred Stock of the Company as reported by the American Stock Exchange and the per share cash distributions paid by the Company on the Preferred Stock during each quarter of the years ended December 31, 1995 and 1996:


1995                           High         Low         Dividend

First Quarter                 16 7/8       15 3/4        $ .40
Second Quarter                17 1/8       15 3/4        $ .40
Third Quarter                 16 7/8       16 1/8        $ .40
Fourth Quarter                16 7/8       16 1/4        $ .40**


1996                            High         Low        Dividend

First Quarter                 16 7/8       16 1/4        $ .40
Second Quarter                17           16 1/4        $ .40
Third Quarter                 16 7/8       16 1/4        $ .40
Fourth Quarter                17 1/8       16 1/4        $ .40**



         *A cash distribution of $.30 was paid on the Common Stock on January 2,
1997 and January 3, 1996.   These two distributions are reflected as being paid
in the 1996 and 1995 fourth quarters, respectively.

      **A cash distribution of $.40 per share was paid on the Preferred Stock on January 2, 1997 and January 3, 1996. These two distributions are reflected as being paid in the fourth quarter of 1996 and 1995, respectively.

       The Common Stock and Preferred Stock of the Company trade on the American Stock Exchange, under the symbols OLP and OLP Pr, respectively. As of March 1, 1997 there were 345 common and 186 preferred stockholders of record and the Company estimates that at such date there were approximately 1,650 and 750 beneficial owners of the Company's Common and Preferred Stock, respectively.

Item 6.  Selected Financial Data


      The following are highlights of the Company's operations which are derived from the audited financial statements of the Company for the years ended December 31, 1996, 1995, 1994, 1993 and 1992.


Income Statement Data         1996          1995       1994

Revenues                $ 5,511,556   $ 4,890,962  $ 4,041,378
Gain on sale of
 investments                  --           --          --
Provision for valuation
 adjustment and
  impairment             (  659,000)       --          --
Net income                2,173,952     3,096,302    2,861,137
Calculation of net
 income applicable to
 common stockholders:
Net income                2,173,952     3,096,302    2,861,137
Less: dividends and
 accretion on preferred
 stock                    1,448,359     1,446,519    1,444,703

Net income applicable
 to common stockholders $   725,593   $ 1,649,783  $ 1,416,434
Weighted average
 number of common
 shares outstanding       1,447,413     1,409,371    1,356,989
Net income per common
 share                  $     .50     $      1.17  $      1.04
Cash distributions
 per share of:
 Common Stock           $    1.20     $      1.03  $       .86
 Preferred Stock             1.60            1.60         1.60

Balance Sheet Data

Total real estate
 investments, net       $42,889,213   $24,253,765  $10,996,534
Investments in U.S.
 Government obligations
  and securities             --         1,274,747    3,972,256
Mortgages and note
 receivables              6,049,033     7,564,716   16,096,224
Total assets             52,522,988    38,040,246   37,652,773
Total liabilities        21,987,633     7,532,267    7,680,937
Redeemable convertible
 preferred stock         12,950,792    12,796,475   12,643,998
Total stockholders'
 equity                  17,442,841    17,711,504   17,327,838




Income Statement Data            1993            1992

Revenues                      $ 3,348,419      $ 2,967,919
Gain on sale of
 investments                      168,631          303,130
Provision for valuation
 adjustment and
  impairment                     (258,744)            --
Net income                      2,435,269        2,436,315
Calculation of net
 income applicable to
 common stockholders:
Net income                      2,435,269        2,463,315
Less: dividends and
 accretion on preferred
 stock                          1,442,907        1,442,372

Net income applicable
 to common stockholders       $   992,362      $   993,943
Weighted average
 number of common
 shares outstanding             1,338,619        1,338,619
Net income per common
 share                        $       .74      $       .74
Cash distributions
 per share of:
 Common Stock                 $       .94      $       .70
 Preferred Stock                     1.60             1.60

Balance Sheet Data

Total real estate
 investments, net             $ 5,627,909      $ 6,271,828
Investments in U.S.
 Government obligations
  and securities                4,856,453       13,954,329
Mortgages and note
 receivable                    17,274,039       10,614,040
Total assets                   32,383,674       32,339,558
Total liabilities               3,360,236        3,199,045
Redeemable convertible
 preferred stock               12,493,337       12,344,472
Total stockholders'
 equity                        16,530,101       16,796,041




Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Liquidity and Capital Resources

         At December 31, 1996, the Company's primary sources of liquidity were approximately $2,479,000 in cash and cash equivalents and a $5,000,000 revolving credit agreement(discussed below), of which $1,100,000 was available. Long term debt at December 31, 1996 consisted of $16,846,921 of mortgages payable which is secured by certain real estate investments. During January 1997, mortgage financing in the amount of $1,600,000 was obtained on a property purchased during October 1996. The proceeds were used to partially pay down the $3,900,000 outstanding under the credit agreement. At March 3, 1997 $1,350,626 was outstanding under the credit agreement.

     In March, 1996 the Company entered into a $5 million revolving credit agreement with Bank Leumi Trust Company of New York ("Bank Leumi"). Borrowings under the credit agreement will provide the Company with funds, when needed, to acquire additional properties. The credit agreement matures February 28, 1999 with a right for the Company to extend the agreement until February 29, 2000. Under the terms of this agreement the Company has the ability to add additional lenders to provide a maximum total facility of $15,000,000. The Company is currently negotiating with several banks to increase the facility to the maxi-mum. At December 31, 1996, one institution has expressed an interest in participating to the extent of $4,000,000.

         The Company is currently in discussions concerning the acquisition of additional net leased properties. In management's judgement, cash provided from operations, the Company's cash position and cash available under the Credit Agreement and from the anticipated inclusion of other banks to the Credit Agreement will provide adequate funds for cash distributions to shareholders, operating expenses and future investments. It will continue to be the Company's policy to make sufficient cash distributions to shareholders in order for the Company to maintain its real estate investment trust status under the Internal Revenue Code.

      In connection with the lease agreements with Total Petroleum, Inc. ("Total Petroleum") consummated in 1991, the Company agreed to expend certain funds to remediate environmental problems discovered at certain locations that were net leased to Total Petroleum. It was agreed that the net cost to the Company would not exceed $350,000 per location, with any excess cost being the responsibility of Total Petroleum. At that time the Company deposited $2,000,000 with an independent escrow agent to insure compliance by the Company with its obliga-tions with respect to the environmental clean up. The escrow agent held approximately $1,288,000 as of December 31,1996 which the Company deems adequate to cover any additional environmental costs.

Results of Operations


Comparison of Years ended December 31, 1996 and 1995

         In view of the Company's acquisition of nineteen properties in 1995 and five properties in 1996, rental income increased by $1,512,831 to $4,178,288 for the year ended December 31, 1996 from $2,665,457 for the year ended December 31, 1995. The straight-lining of rents during the year ended December 31, 1996 contributed $218,061 to the increase in rental income.

        The decrease in interest income from related parties of $746,112 for the year ended December 31,1996 from $1,878,262 for the year ended December 31, 1995 to $1,132,150 for the year ended December 31, 1996 is substantially due to accelerated principal collections during 1995 on a senior note receivable which resulted in unusually large amortization of the discount on such note during 1995 and additionally, resulted in a substantial decrease in interest earned on such note during 1996. This note was collected in full during August,1996. Also contributing to the decrease in interest earned was the payoff in full during March 1996 of an $845,000 mortgage receivable.

       Interest and other income decreased to $201,118 in 1996 from $333,303 in 1995 primarily due to a decrease in interest earned on U.S. Government securities resulting from the sale of such investments, the proceeds of which were used to purchase properties.

        A $232,946 increase in depreciation and amortization expense to $712,591 results from depreciation on properties acquired during 1995 and 1996. Also contributing to the increase was the amortization of capitalized costs incurred in connection with the Company obtaining a bank credit facility and placing mortgages on its properties.

         The increase in interest-mortgages payable from $453,684 in 1995 to $891,953 in 1996 is due to interest paid on mortgages placed in connection with property acquisitions during 1995 and 1996. Interest - bank note payable amounted to $110,185 during 1996 resulting from borrowings under the revolving credit agreement.

     General and administrative costs of $663,201 reflect an increase of $86,264 from the prior year expense of $576,937 and is due to a combination of factors including various fees and other costs incurred with the implementation and maintenance of the Company's distribution reinvestment plan and an increase in professional fees.

       At December 31, 1996 the Company owned five properties leased to a chain of retail stores, all of which expired on December 31, 1996. Two of these properties were under contract of sale on December 31, 1996 (one sale closed in January, 1997), and three were vacant. The Company is actively seeking a buyer or tenant for the three vacant properties. The Company has recorded a provision for valuation adjustment on the two properties under contract of sale since the sales prices are lower than the carrying amounts. In addition, the Company has determined that the estimated fair value of the three vacant properties is lower than their carrying amounts and thus the Company has taken a provision for the difference. The total provision taken on these five properties amounts to $659,000. There was no comparable provision taken in 1995.


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

     Dividends from related party decreased to $13,940 in 1995 from $270,000 in 1994 due to the transfer of preferred shares of BRT Realty Trust as part of the January 1995 Transaction. Interest and other income decreased to $333,303 in 1995 from $426,992 in 1994 primarily due to a decrease in the amount received or accrued from the Michigan Underground Storage Tank Fund Administration.

         The $242,804 increase in depreciation and amortization from $236,841 in 1994 to $479,645 in 1995 results substantially from depreciation on properties acquired during 1995 and 1994. The decrease in interest-mortgages payable from $484,440 in 1994 to $453,684 in 1995 is the net result of the elimination of interest paid on a $2,753,700 mortgage loan which was fully repaid in March 1995, offset by interest paid on new mortgages obtained in connection with property acquisitions during 1995 and 1994.

         Effective January 1, 1995, the Company became self-managed, thereby eliminating the management fee. In connection with the January 1995 Transaction, the Company must pay annual fixed leasehold rent on one property of $289,000 through April 2010. There was no such expense in 1994.

         General and administrative costs increased in 1995 to $576,937 from $355,874 in 1994 substantially due to salary and related payroll costs for the Company's President, as the Company converted to self-management effective January 1995. To a lesser extent, the increase results from additional payroll charges, as the Company's level of activity increased.



Item 8.  Financial Statements and Supplementary Data

        The financial statements and supplementary data listed in Items 14(a)(1) and 14(a)(2) hereof are incorporated herein by reference.


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

    None


                                   PART III

         Information required by Part III (Item 10 - "Directors and Executive Officers of the Registrant", Item 11 - "Executive Compensation", Item 12 -"Security Ownership of Certain Beneficial Owners and Management" and Item 13 -"Certain Relationships and Related Transactions") will be contained in the definitive proxy statement to be filed within 120 days of the end of the Company's fiscal year.

                                  PART IV


Item 14.  Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K


         (a) Documents filed as part of this Report:

         1. The following financial statements of the Company are included in this Report on Form 10-K:


                                                       Page


            -  Report of independent auditors          F-1

            -  Statements:

               Consolidated Balance Sheets             F-2
               Consolidated Statements of Income       F-3
               Consolidated Statements of
                Stockholders' Equity                   F-4
               Consolidated Statements
                of Cash Flows                      F-5-F-6
               Notes to Consolidated
                Financial Statements              F-7-F-21

         2.   Financial Statement Schedules:

            -  Schedule III-Real Estate
                and Accumulated Depreciation      F-22-F-23
            -  Schedule IV-Mortgage Loans on
                Real Estate                       F-24-F-25

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

10.1 Lease dated January 17,1989 and modification thereof dated as of February 15, 1989 between Crystal Management,Inc., as Landlord and Stamford Realty Associates, Inc. as tenant with respect to Madison Avenue, New York, New York, filed as an exhibit to the Company's Form 8-K dated June 27, 1994 and incorporated herein by reference.

10.2 Form of lease entered into with Total Petroleum with respect to 13 Total Petroleum properties filed as an exhibit to the Company's Form 10-K dated March 23, 1995 and incorporated herein by reference.

10.3 Lease dated November 7, 1996 between OLP Ft. Myers, Inc. and Barnes & Noble Superstores, Inc. with respect to the Fort Myers, Florida property. This exhibit is filed herewith.

10.4 Credit Agreement dated March 1, 1996 between the Company and Bank Leumi Trust Company of New York filed as an exhibit to the Company's Form 10-K for the year ended December 31,1995,which Exhibit is incorporated herein by reference.

21.1   Subsidiaries of registrant (filed herewith)


       (b) No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.

                         Signatures


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                 ONE LIBERTY PROPERTIES, INC.


Dated:  March   , 1997
                              By:________________________
                                  Matthew Gould,  President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

Signature                     Title                     Date


_________________________
/s/Fredric H. Gould           Chairman of the       March 26, 1997
Fredric H. Gould              Board of Directors

_________________________
/s/Matthew Gould              President and
Matthew Gould                 Chief Executive
                              Officer               March 26, 1997

_________________________
/s/Marshall Rose              Director              March 26, 1997
Marshall Rose

_________________________
/s/Joseph A. Amato            Director              March 26, 1997
Joseph A. Amato

_________________________
/s/Charles Biederman          Director              March 26, 1997
Charles Biederman

_________________________
/s/Arthur Hurand              Director              March 26, 1997
Arthur Hurand

__________________________
/s/David W. Kalish            Vice President
David W. Kalish               and Chief Financial
                              Officer               March 26, 1997

                      ONE LIBERTY PROPERTIES, INC.
                           and SUBSIDIARIES

                   Consolidated Financial Statements

                           December 31, 1996

                     REPORT OF INDEPENDENT AUDITORS






To the Board of Directors and Stockholders of One Liberty Properties, Inc. and Subsidiaries


     We have audited the accompanying consolidated balance sheets of One Liberty Properties, Inc. and subsidiaries (the "Company") as of December 31, 1996 and
1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We conducted our audits in accordance with generally accepted auditing standards.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of One Liberty Properties, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

New York, New York
February 26, 1997


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES


                           Consolidated Balance Sheets

                                    ASSETS

                                                             December 31,
                                                        1996            1995
Real estate investments,at cost(Notes 3, 4,5 and 6)

     Land                                           $ 11,040,590    $ 7,299,417
     Buildings                                        33,695,317     18,154,919
                                                      44,735,907     25,454,336
         Less accumulated depreciation                 1,846,694      1,200,571
                                                      42,889,213     24,253,765
Mortgages receivable - less unamortized discount -
    (substantially all from related parties)
      (Notes 3 and 6)                                  6,049,033      7,036,141
Senior secured note receivable-less unamortized
    discount - (related party) (Note 3)                        -        528,575
Cash and cash equivalents                              2,478,580      3,844,409
Unbilled rent receivable                                 304,828         86,767
Rent, interest, deposits and other receivables            66,908        696,790
Investments in U.S. Government obligations and
    securities - (Note 2)                                      -      1,274,747
Investment in BRT Realty Trust - (related party) -
     (Notes 2 and 3)                                     199,068        127,704
Deferred financing costs                                 480,640        129,282
Other                                                     54,718         62,066
                                                   $  52,522,988   $ 38,040,246

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Mortgages payable  (Note 6)                        $  16,846,921   $  6,590,154
     Note payable - bank  (Note 6)                     3,900,000              -
     Accounts payable and accrued expenses               475,109        193,767
     Dividends payable                                   765,603        748,346
                                                      21,987,633      7,532,267
Commitments and contingencies (Notes 4, 7 and 8)               -              -

Minority interest in subsidiary                          141,722              -

Redeemable Convertible Preferred Stock,
  $1 par value; $1.60 cumulative annual dividend;
      2,300,000 shares authorized; 808,776 shares
        issued; liquidation and redemption values
          of $16.50 (Note 7)                          12,950,792     12,796,475

Stockholders' equity (Note 6):
     Common Stock, $1 par value; 25,000,000
       shares authorized; 1,473,642 and
        1,416,119 shares issued and outstanding        1,473,642      1,416,119
     Paid-in capital                                  13,650,737     13,218,757
     Net unrealized gain (loss) on
       available-for-sale securities (Note 2)             97,673         (6,758)
     Accumulated undistributed net income              2,220,789      3,083,386
                                                      17,442,841     17,711,504
                                                  $   52,522,988 $   38,040,246

                             See accompanying notes.

                                        ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                                                Consolidated Statements of Income
                                                                Year Ended December 31,

                                                           1996         1995          1994
Revenues:
     Rental income (Note 4)                             $ 4,178,288   $ 2,665,457  $   983,373
     Interest from related parties (Note 3)               1,132,150     1,878,262    2,361,013
     Dividends from related party (Note 3)                        -        13,940      270,000
     Interest and other income                              201,118       333,303      426,992
                                                          5,511,556     4,890,962    4,041,378

Expenses:
     Depreciation and amortization                          712,591       479,645      236,841
     Interest - mortgages payable                           891,953       453,684      484,440
     Interest - bank                                        110,185             -            -
     Management fee (Note 8)                                      -             -      103,086
     Leasehold rent                                         288,833       284,394            -
     General and administrative (Note 8)                    663,201       576,937      355,874
     Provision for valuation adjustment of real
       estate - (Note 5)                                    659,000             -            -
                                                          3,325,763     1,794,660    1,180,241

Operating income before minority interest in earnings
     of subsidiary                                        2,185,793     3,096,302    2,861,137

Minority interest in earnings of subsidiary                 (11,841)            -            -

Net income                                              $ 2,173,952   $ 3,096,302  $ 2,861,137

Calculation of net income applicable to common stockholders:
Net income                                              $ 2,173,952   $ 3,096,302  $ 2,861,137
     Less dividends and accretion on preferred stock      1,448,359     1,446,519    1,444,703

Net income applicable to common stockholders            $   725,593   $ 1,649,783  $ 1,416,434
Weighted average number of common
     shares outstanding                                   1,447,413     1,409,371    1,356,989

Net income per common share (Note 2)                    $       .50   $      1.17  $      1.04

Cash distributions per share:
     Common Stock                                       $      1.20   $      1.03  $       .86

     Preferred Stock                                    $      1.60   $      1.60  $      1.60



                                         See accompanying notes.

                                        ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                                        Consolidated Statements of Stockholders' Equity

                                          For the three years ended December 31, 1996

                                                                             Net Unrealized
                                                                             Gain (Loss) on      Accumulated
                                                Common         Paid-in       Available-for-     Undistributed
                                                 Stock         Capital       Sale Securities      Net Income      Total
Balances, December 31, 1993                   $  1,338,619   $ 12,854,707    $     -            $  2,336,775   $
 16,530,101

Net income                                         -              -                -               2,861,137      2,861,137
Distributions - Common Stock
   ($.86 per share)                                -              -                -              (1,173,347)    (1,173,347)
Distributions - Preferred Stock
   ($1.60 per share)                               -              -                -              (1,294,042)    (1,294,042)
Accretion on Preferred Stock                       -             (150,661)         -                 -             (150,661)
Exercise of options                                 60,500        529,063          -                 -              589,563
Net unrealized loss on available-
   for-sale securities (Note 2)                    -              -                (34,913)          -              (34,913)

Balances, December 31, 1994                      1,399,119     13,233,109          (34,913)        2,730,523     17,327,838

Net income                                         -              -                 -              3,096,302      3,096,302
Distributions - Common Stock
   ($1.03 per share)                               -              -                 -             (1,449,397)    (1,449,397)
Distributions - Preferred Stock
   ($1.60 per share)                               -              -                 -             (1,294,042)    (1,294,042)
Accretion on Preferred Stock                       -             (152,477)          -                 -            (152,477)
Exercise of options                                 17,000        138,125           -                 -             155,125
Net unrealized gain on available-
   for-sale securities (Note 2)                    -              -                 28,155            -              28,155

Balances, December 31, 1995                      1,416,119     13,218,757           (6,758)        3,083,386     17,711,504

Net income                                         -               -                -              2,173,952      2,173,952
Distributions - Common Stock
   ($1.20 per share)                               -               -                -             (1,742,507)    (1,742,507)
Distributions - Preferred Stock
   ($1.60 per share)                               -               -                -             (1,294,042)    (1,294,042)
Accretion on Preferred Stock                       -             (154,317)          -                 -            (154,317)
Exercise of options                                 23,500        190,937           -                 -             214,437
Shares issued through dividend
   reinvestment plan                                34,023        395,360           -                 -             429,383
Net unrealized gain on available-
   for-sale securities (Note 2)                    -               -                104,431           -             104,431

Balances, December 31, 1996                    $ 1,473,642   $ 13,650,737     $      97,673    $   2,220,789   $ 17,442,841





                                                    See accompanying notes.


                    ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows                            Year Ended December 31,
                                                                            1996              1995              1994
Cash flows from operating activities:
     Net income                                                         $   2,173,952     $    3,096,302     $    2,861,137
     Adjustments to  reconcile  net  income to net cash
        provided  by  operating activities:
         (Increase) decrease in rental income from
            straightlining of rent                                           (218,061)            86,780             48,866
         Provision for valuation adjustment                                   659,000               -                  -
         Depreciation and amortization                                        712,591            479,645            236,841
         Minority interest in earnings of subsidiary                           11,841               -                  -
         Changes in assets and liabilities:
            Decrease (increase) in rent, interest, deposits and
                other receivables                                             611,739           (328,461)          (103,526)
            Increase (decrease) in accounts payable
                 and accrued expenses                                         281,342             (5,123)            49,726

              Net cash provided by operating activities                     4,232,404          3,329,143          3,093,044

Cash flows from investing activities:
     Additions to real estate                                             (19,940,571)        (3,819,323)        (5,549,182)
     Costs of acquisition of real estate and mortgage receivable
         from Gould Investors L.P. - related party                               -               (90,514)              -
     Collection of mortgages receivable - (including $961,789,
         $148,291 and $236,625 from related parties in 1996,
         1995 and 1994)                                                       987,108            169,388            249,712
     Collection of senior secured note receivable - BRT Realty
         Trust - related party                                                528,575          1,579,618            928,103
     Sale of U.S. Government obligations and
         securities, net                                                    1,310,553          2,806,713            739,188
     Net investment by minority interest in subsidiary                        129,881               -                  -
     Other                                                                     (2,248)           (14,986)              -

            Net cash (used in) provided by investing activities           (16,986,702)           630,896         (3,632,179)

Cash flows from financing activities:
     Proceeds from bank borrowings, net of repayments                       3,900,000               -                  -
     Proceeds from mortgages payable                                       10,375,000          2,413,350          4,250,000
     Satisfaction of mortgage payable                                            -            (2,753,700)              -
     Payment of financing costs                                              (392,826)           (85,225)          (100,355)
     Repayment of mortgages payable                                          (118,233)           (53,143)           (20,053)
     Exercise of stock options                                                214,437            155,125            589,563
     Cash distributions - Common Stock                                     (1,725,250)        (1,199,451)        (1,132,319)
     Cash distributions - Preferred Stock                                  (1,294,042)        (1,294,042)        (1,294,042)
     Issuance of shares through dividend reinvestment plan                    429,383               -                  -

            Net cash provided by (used in) financing activities            11,388,469         (2,817,086)         2,292,794

Net (decrease) increase in cash and cash equivalents                       (1,365,829)         1,142,953          1,753,659

Cash and cash equivalents at beginning of year                              3,844,409          2,701,456            947,797

Cash and cash equivalents at end of year                                 $  2,478,580       $  3,844,409       $  2,701,456









                                                    See accompanying notes.


                    ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                  Consolidated Statements of Cash Flows - Continued

                                                                                        Year Ended December 31,
                                                                               1996              1995              1994



Supplemental disclosures of cash flow imformation:
     Cash paid during the year for interest expense                        $  914,506         $  467,116        $   430,076
     Cash paid during the year for income taxes                                59,437             43,784             10,981
Supplemental schedule of noncash investing and financing activities:
     Acquisition of real estate and mortgage receivable
        from Gould Investors L.P., a related party                               -            (9,861,729)              -
     Consideration for acquisition from Gould Investors L.P.:
          Extinguishment of mortgage receivable                                  -             6,850,000               -
          Transfer of BRT preferred stock                                        -             2,455,355               -
          Transfer of BRT common stock                                           -               556,374               -
     Accretion on Preferred Stock                                             154,317            152,477            150,661
     Net unrealized gain (loss) on available-for-sale securities              104,431             (6,758)           (34,913)



                               See accompanying notes.

                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                December 31, 1996

     NOTE 1 -  ORGANIZATION  AND BACKGROUND

     One Liberty Properties, Inc. (the "Company") was incorporated in 1982 in the state of Maryland. The Company is a self-managed Real Estate Investment Trust ("REIT") which currently participates in net leasing transactions and has engaged in other real property transactions and invested in real property mortgages.

     NOTE 2 - SIGNIFICANT  ACCOUNTING  POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of One Liberty Properties, Inc., its wholly-owned subsidiaries and a majority-owned limited liability company. Material intercompany items and transactions have been eliminated. The Company, its subsidiaries and its majority-owned limited liability company are hereinafter referred to as the Company.

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

     The Company did not have any impaired loans at December 31, 1996 and December 31, 1995.

Depreciation

     Depreciation of buildings is computed on the straight-line method over an estimated useful life of 40 years for commercial properties and 27 and one half years for residential properties.

Deferred Financing Costs

     Mortgage  and  credit  line  costs  are   deferred   and   amortized  on  a
straight-line basis over the terms of the respective debt obligations.

Federal Income Taxes

     The Company has qualified as a real estate investment trust under the applicable provisions of the Internal Revenue Code. Under these provisions, the Company will not be subject to federal income taxes on amounts distributed to stockholders providing it distributes substantially all of its taxable income and meets certain other conditions.

     All distributions made during 1996 were attributable to ordinary income. Distributions made during 1995 included approximately 8% attributable to capital gains, with the balance to ordinary income.

Investments in Debt and Equity Securities

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards #115, Accounting for Certain Investments in Debt and Equity Securities. The SFAS addresses accounting and reporting for (1) investments in equity securities that have readily determinable fair values and (2) all investments in debt securities. The Company has determined in accordance with SFAS #115 that its investment in common shares of BRT Realty Trust ("BRT"), a related party of the Company (see Note 3 as to the Company's relationship to BRT), and its investment (at December 31, 1995) in U.S. Government obligations and securities are "available-for-sale" securities. The accounting treatment of such securities at December 31, 1996 and 1995 is fair value, with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

     The Company's investment in 30,048 common shares of BRT, purchased at a cost of $97,656 has a fair market value at December 31, 1996 of $199,068 resulting in an unrealized holding gain of $101,412. In addition, the Company has invested $18,847 in equity securities which have a fair market value of $15,108 at December 31, 1996. The aggregate net unrealized holding gain of $97,673 is included as a separate component of stockholders' equity.

Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Mortgages receivable: Two mortgage loans of the Company with outstanding balances aggregating $316,588 are currently fixed at interest rates which approximate market. Accordingly, these balances approximate their fair values. The remaining mortgage loan was purchased by the Company at a discount, which is being amortized by the Company over the life of the mortgage. The Company expects to receive a yield to maturity of approximately 14.5%. The Company estimates the fair value of the loan to approximate its face amount of $8,387,263 at December 31, 1996. The loan is being carried on the balance sheet at $5,732,445, the difference representing the remaining unamortized discount of $2,654,818.

     Cash and short term investments: The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

     Investment  in BRT  Realty  Trust:  Since  this  investment  is  considered
"available-for- sale", it is reported in the balance sheet based upon quoted market price.

     Note and mortgages payable: The Company determined the estimated fair value of its debt by discounting future cash payments at their effective rates of interest, which approximate current market rates of interest for similar loans. Accordingly, there is no material difference between their carrying amount and fair value.

     Redeemable convertible preferred stock: Based on the December 31, 1996 quoted market price per share of $16.625, the fair value of the Company's redeemable convertible preferred stock is $13,445,901.

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

Stock Based Compensation

     Effective for the year ended December 31, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, ("FASB 123"), Accounting for Stock-Based Compensation. In accordance with the provisions of FASB 123, the Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans and accordingly, does not recognize compensation expense. During 1995 and 1996, no stock options were granted and accordingly the adoption of FASB 123 had no effect on reported net earnings and earnings per share.

Earnings Per Common Share

     Primary earnings per common share data is based upon the weighted average number of common shares and assumed equivalent shares outstanding during the year, after giving effect to the dividends and accretion relating to the Company's Preferred Stock. The Preferred Stock is not considered a common stock equivalent for the purpose of computing earnings per share because their assumed conversion is anti- dilutive. The assumed exercise of outstanding share options, using the treasury stock method, is not materially dilutive for the primary primary earnings per common share computation.

     Fully diluted earnings per common share is based on an increase in the number of common shares that would be outstanding assuming the exercise of common share options. Since fully diluted earnings per share amounts are not materially dilutive, such amounts are not presented.

Cash Equivalents

     Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

Valuation Allowance on Real Estate Owned

     During the year ended December 31, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("FASB 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires the Company make a review of each real estate asset held for use for which indicators of impairment are present, to determine whether the carrying amount of the asset will be recovered. Recognition of impairment is required if the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Measurement is based upon the fair market value of the asset. FASB 121 also requires that long-lived assets that are expected to be disposed of be reported at the lower of carrying amount or fair value less costs to sell.

NOTE 3 - REAL ESTATE PURCHASES (RELATED PARTY),MORTGAGES AND SENIOR SECURED NOTE RECEIVABLE AND PRINCIPAL RELATED PARTY TRANSACTIONS

Real Estate Purchases

     On January 19, 1995, the Company acquired from Gould Investors L.P. ("Gould") in a single transaction, sixteen net leased real estate properties (including the reacquisition of thirteen retail locations net leased to Total Petroleum and sold to Gould in December 1991 for an aggregate consideration of $8,107,020) and one mortgage receivable. The properties are all net leased on a long term basis to third parties with current expirations ranging from 2004 to 2051, and have certain tenant renewal rights. The consideration paid for the

NOTE 3 - REAL ESTATE PURCHASES (RELATED PARTY),MORTGAGES AND SENIOR SECURED NOTE RECEIVABLE AND PRINCIPAL RELATED PARTY TRANSACTIONS (Continued)

properties was comprised of 1) the extinguishment of a $6,850,000 mortgage loan ($33,145 and $685,000 were included in "Interest from related parties" in the consolidated statement of income for the years ended December 31, 1995 and 1994, respectively) which the Company held on thirteen of the acquired properties and
2) 1,030,000 restricted convertible preferred shares of BRT and 173,719 Beneficial Shares of BRT owned by the Company. The closing price of the BRT Beneficial Shares on the New York Stock Exchange on January 19, 1995 (the date of the transaction) was $3 5/8. The preferred shares did not trade publicly. The Company's Board of Directors received, prior to and as a condition to consummation of the transaction, valuation analyses on the sixteen properties acquired and an opinion from an independent investment banker relating to the fairness of the transaction. The Company recorded the assets acquired at the carrying amount of the assets exchanged (plus transaction costs), resulting in a reclassification from investments in BRT and mortgages receivable to real estate investments, at cost.

     In connection with the Total Petroleum lease agreement, the Company deposited $2,000,000 with an independent escrow agent, which represents the estimated maximum amount to remediate environmental problems discovered at certain locations. The agreement limits the maximum payment to approximately $350,000 per location. The escrow agent holds approximately $1,288,000 in escrow as of December 1996, which the Company believes is adequate to cover any additional environmental costs.

     At December 31, 1996 and 1995 Gould owned 542,825 and 715,227 shares of the common stock of the Company or 36.8% and 50.5% of the equity interest and 28.9% and 39.3% of the voting rights, respectively.

     At December 31, 1996 and 1995, the Company owned 30,048 shares of Beneficial Interest of BRT, accounting for less than 1% of the total voting power of BRT. For the years ended December 31, 1995 and 1994, the Company earned $13,940 and $270,000, respectively, on its shares of BRT preferred stock which was disposed of January 1995.

NOTE 3 - REAL ESTATE PURCHASES (RELATED PARTY),MORTGAGES AND SENIOR SECURED NOTE RECEIVABLE AND PRINCIPAL RELATED PARTY TRANSACTIONS (Continued)

Mortgages Receivable

Mortgages receivable at December 31, 1996 and 1995 consist of the following:

                                                   1996             1995
       Affiliates
        (i)    Entity substantially owned by
               Gould Investors L.P. (net of
               unamortized discount of
               $2,654,818 and $2,982,418)       $ 5,732,445      $ 5,834,234
        (ii)   Entity substantially owned
               by Gould Investors L.P.                 -             860,000
       Non-affiliates
               Other                                316,588          341,907
                                               $  6,049,033     $  7,036,141

     (i) On July 30, 1993, as a result of a public auction, the Federal Deposit Insurance Corporation sold to an entity related to the Company, for a consideration of $19,000,300, a $23,000,000 first mortgage, providing for an interest rate of 8% per annum, secured by a single tenant office building located in Manhattan, New York. The office building which secures this mortgage is owned by a partnership in which Gould is General Partner and in which Gould owns substantially all of the partnership interests. Simultaneously with the purchase, $13,181,000 was advanced by an unrelated party, $6,080,000 (which includes closing costs) was advanced by the Company, and the mortgage was severed into a first mortgage of $13,181,000 paying interest at 9 1/2% per annum held by the unrelated party and a subordinate wrap mortgage of $9,819,000 held by the Company. Both the first mortgage and the wrap mortgage mature in 2005 at which time the first mortgage will be fully amortized and the wrap mortgage will have a principal balance of approximately $4,000,000. The Company receives monthly principal and interest payments of $79,318 and at December 31, 1996 and 1995 its principal balance had been reduced to approximately $8,387,000 and $8,817,000, respectively. The original discount of $3,738,400 is being amortized by the Company over the life of the mortgage. The Company expects to receive a yield to maturity of approximately 14.5%. Interest income, including amortization of the discount of $327,600, $319,500 and $310,200, amounted to $848,200, $861,750 and $873,459 for the years ended 1996, 1995 and 1994, respectively.

NOTE 3 - REAL ESTATE PURCHASES (RELATED PARTY),MORTGAGES AND SENIOR SECURED NOTE RECEIVABLE AND PRINCIPAL RELATED PARTY TRANSACTIONS (Continued)

     The building which secures the first mortgage and the wrap mortgage is leased in its entirety to the City of New York. The lease expires in 2005 with an option to renew for an additional five years and provides the City with a limited right of termination. The first mortgage and the wrap mortgage are nonrecourse to the owner of the building.

     (ii) In January 1992, the Company made a first mortgage loan to a partnership in which Gould is General Partner and in which Gould owns substantially all of the partnership interests, in the amount of $1,200,000. The mortgage was paid in full during March, 1996. The mortgage note bore interest at 11% per annum, through January 31, 1994, 10% through January 31, 1995 and 11% through March 1996 with minimum amortization of $5,000 per month. The interest income amounted to $22,343, $96,863 and $99,859 for the years ended 1996, 1995 and 1994, respectively.

     The transactions listed above in items (i) and (ii) were approved by the independent directors of the Company. The directors who are affiliated with the Company and Gould abstained from the voting on these transactions.

     Annual maturities of mortgages receivable during the next five years and thereafter are summarized as follows:

Year Ending December 31,
     1997                                                  $     724,259
     1998                                                        484,097
     1999                                                        508,251
     2000                                                        532,820
     2001                                                        555,356
     2002 and thereafter                                       5,899,068
       Total                                                   8,703,851
     Less:  Unamortized discount                               2,654,818
     Net  carrying amount - mortgages receivable            $  6,049,033

NOTE 3 - REAL ESTATE PURCHASES (RELATED PARTY),MORTGAGES AND SENIOR SECURED NOTE RECEIVABLE AND PRINCIPAL RELATED PARTY TRANSACTIONS (Continued)

Senior Secured Note Receivable

     On February 26, 1993 the Company purchased from an unrelated entity 28.9% of a 16.67% portion of an indebtedness due to various institutions by BRT. The Company paid $3,215,142 for a $4,626,720 share of the principal amount of such indebtedness. The discount of $1,411,578 was amortized by the Company as principal payments were received. The principal earned interest at prime plus one percent. At December 31, 1996 and 1995 the Company's portion of the indebtedness has been reduced to zero and $760,638, respectively, and the carrying amount net of unamortized discount amounted to $528,575 at December 31, 1995. The purchase of the portion of this indebtedness was approved by the independent directors of the Company. The directors who are affiliated with the Company and BRT abstained from the voting on this transaction.

NOTE 4 - REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS

     The rental properties owned at December 31, 1996 are leased under noncancellable operating leases to corporate tenants with current expirations ranging from 1999 to 2051, with certain tenant renewal rights. All lease agreements are net lease arrangements which require the tenant to pay not only rent but all the expenses of the leased property including maintenance, taxes, utilities and insurance. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.


          Year Ending
          December 31,
             1997                               $      5,007,052
             1998                                      5,061,293
             1999                                      5,136,141
             2000                                      5,057,352
             2001                                      5,091,661

NOTE 4 - REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS
                (Continued)

     Included in the minimum future rentals is a property owned in fee by an unrelated third party. The Company pays annual fixed leasehold rent of $288,833 through April 2010 and has a right to extend the lease for up to three 15 year and one 14 year renewal options.

     At December 31, 1996, the Company has recorded an unbilled rent receivable aggregating $304,828, representing rent reported on a straight-line basis in excess of rental payments required under the initial term of the respective leases. This amount is to be billed and received pursuant to the lease terms over the next twenty years. The minimum future rentals presented above include amounts applicable to the repayment of these unbilled rent receivables.

     For the year ended December 31, 1996, the following assets generated revenues for the Company in amounts exceeding 10% of the Company's total revenues:


                                         For the Year Ended December 31, 1996


Description                             Revenue             % of Total Revenues


Mortgage receivable-related party(a)    $848,200                 15.39%


Total Petroleum properties (b)         1,092,714                 19.83



(a)       See note 3 -- Mortgages Receivable (i) for other information.
(b) Total Petroleum, an operator of combination gas station and retail convenience stores, is a tenant in thirteen of the Company's properties, all located in the State of Michigan.


NOTE 5 - PROVISION FOR VALUATION ADJUSTMENT

     At December 31, 1996 the Company owned eleven properties leased to a retail chain of stores. The initial term with respect to the leases expired on December 31, 1996. The tenant extended the leases on four of the eleven properties, two have been leased to another entity, two were under contract of sale on December 31, 1996 (one sale closed in January, 1997), and three were vacant (and are still vacant). The Company is actively seeking a buyer or tenant for the three vacant properties.

     The Company has recorded a provision for valuation adjustment on the two properties under contract of sale based on the sales prices. In addition, the Company has determined that the estimated fair value of the three vacant properties are lower than their carrying amounts and thus, the Company has provided a provision for the differences. The total provision taken on these five properties during the year ended December 31,1996 which amounts to $659,000 has been presented as a reduction to real estate investments on the balance sheet.

NOTE 6 -  DEBT OBLIGATIONS

Debt obligations consist of the following:


     In January 1997, the Company closed on the financing of one of its properties in the amount of $1,600,000. After giving effect to such financing, scheduled principal repayments during the next five years and thereafter are as follows:

                  Year Ending
                  December 31,
                      1997                             $       264,187
                      1998                                     293,956
                      1999                                   4,243,096
                      2000                                   2,970,245
                      2001                                     211,266
                      2002 and thereafter                   10,464,171
                      Total                             $   18,446,921

     Note Payable - Bank: On March 1, 1996 the Company entered into a revolving credit agreement ("Credit Agreement") with Bank Leumi Trust Company of New York ("Bank Leumi"). Borrowings under the Credit Agreement are being used to provide the Company with funds to acquire properties. The Credit Agreement will mature February 28, 1999 with a right for the Company to extend the Credit Agreement until February 29, 2000. Bank Leumi has agreed to advance up to

NOTE 6 -  DEBT OBLIGATIONS (Continued)

     $5,000,000 on a revolving basis and to a total $15,000,000 facility (including the $5,000,000) on a pro rata participating basis. The Company pays interest under the Credit Agreement at the rate of prime plus 1/2% on funds borrowed on an interest only basis, except that the net proceeds of certain events (e.g. sale of property, financing of properties) must be applied to reduce the loan.


At December 31, 1996, $3,900,000 was outstanding under the Credit Agreement.

NOTE 7 -      REDEEMABLE CONVERTIBLE PREFERRED STOCK

     The Preferred Stock has the following rights, qualifications and conditions: (i) a cumulative dividend preference of $1.60 per share per annum;
(ii) a liquidation preference of $16.50 per share; (iii) a right to convert each share of Preferred Stock at any time into .825 of a share of Common Stock; (iv) redeemable by the Company after July 1, 1996 at $16.90 per share and at premiums declining to $16.50 on July 1, 1998 and thereafter; (v) an option by each preferred holder to put the Preferred Stock to the Company at $16.50 per share for the period commencing July 1, 1999 and ending on September 28, 1999; and
(vi) one-half vote per share.

NOTE 8  - MANAGEMENT AGREEMENT AND OTHER RELATED PARTY TRANSACTIONS

On January 1,1995, the Company became self-managed incurring payroll and payroll related costs for the Company's President of $172,640 and $137,460 for the years ended December 31, 1996 and 1995, respectively. From July 1989 through December 31, 1994 the Company was managed by an entitiy ("Manager") controlled by the Chairman and Vice Chairman of the Company's Board of Directors,and its President all of whom are officers of the managing general partner of Gould.

NOTE 8  -          MANAGEMENT AGREEMENT AND OTHER RELATED PARTY
                   TRANSACTIONS (Continued)

     In addition to the Manager's fee which amounted to $103,086 during the year ended December 31, 1994, the Company paid $42,500 to the Manager for services rendered in connection with obtaining mortgage financing on a property the Company purchased in June 1994.

     Gould charged the Company $175,969, $210,357 and $167,727 during the years ended December 31, 1996, 1995, and 1994, respectively, for allocated general and administrative expenses and payroll based on time incurred by various employees.

     A company controlled by certain directors and officers of the Company was paid mortgage brokerage fees of $24,134 during the year ended December 31, 1995.

See Note 3 for other related party transaction information.

                   NOTE 9 -      STOCK OPTIONS

     On December 6, 1996, the directors of the Company adopted the 1996 Stock Option Plan (Incentive/Nonstatutory Stock Option Plan), whereby a maximum of 125,000 shares of common stock of the Company are reserved for issuance to employees, officers, directors, consultants and advisors to the Company. Incentive stock options are granted at per share amounts at least equal to their fair market value at the date of grant, whereas for nonstatutory stock options the exercise price may be any amount determined by the Board of Directors. The options will expire no later than ten years after the date on which the option was granted. No options have been granted under this plan.

     On November 17, 1989, the directors of the Company granted, under the 1989 Stock Option Plan, options to purchase a total of 110,000 shares of Common Stock at $11 per share to a number of the Company's officers and employees. In 1994, one officer exercised 20,000 of these options and the balance expired. On June 6, 1991, the directors of the Company granted to each of the three independent directors of the Company an option to purchase 5,000 shares of Common Stock at $9.125 per share. During 1995 and 1996, two directors exercised 10,000 of these options and during 1996 the remaining 5,000 options expired. On March 4, 1993, the Board of Directors granted, also under the 1989 Stock Option Plan, options to purchase a total of 100,000 common shares at $9.125 per share to a number of officers and employees of the Company.

     Stock options under the 1989 Stock Option Plan are granted at per share amounts at least equal to their fair market value at the date of grant. The options are cumulatively exercisable at a rate of 25% per annum and expire five years after the date of grant.

     A maximum of 225,000 common shares were reserved for issuance under the 1989 Stock Option Plan, of which 95,000 are available for grant at December 31, 1996.

     Changes in the number of common shares under all option arrangements are summarized as follows:

                                               Year Ended December 31,
                                          1996            1995          1994
Outstanding at beginning of period       57,500          74,500        225,000

Granted                                    -               -              -

Option prices per share granted            -               -              -

Exercisable at end of period             29,000          32,500         20,750

Exercised                                23,500          17,000         60,500

Expired                                   5,000            -              -

Outstanding at end of period             29,000          57,500         74,500

Option prices per share outstanding      $9.125          $9.125         $9.125



NOTE 10 - DISTRIBUTION REINVESTMENT PLAN

     In May, 1996, the Company implemented a Distribution Reinvestment Plan (the "Plan"). The Plan provides owners of record of 100 shares or more of its common and/or preferred stock the opportunity to reinvest cash distributions in newly-issued common stock of the Company, at a five percent discount from the market price. No open market purchases are made under the Plan. On July 2, 1996, October 2, 1996 and January 2, 1997 the Company issued 18,859, 15,164 and 15,859 common shares, respectively, under the Plan.

NOTE 11 - QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                              Quarter Ended
                                                                                                 Total
                                          March 31  June  30    September 30     December 31   For Year
                                                 (In thousands,  except per share data)
1996
     Revenues (b)                         $1,094      $1,288         $1,594         $1,536      $5,512
     Net income (a) (b)                      577         368            791            438       2,174
     Net income applicable to                215           6            429             76         726
     common stockholders (b)
     Net income per common share (b)        0.15           -           0.29           0.05     .50 (c)




     (a) Net income reflects provision for valuation adjustment of real estate amounting to $314,000, $145,000 and $200,000 for the quarters ending June 30, 1996, September 30, 1996 and December 31, 1996, respectively.

     (b) Includes approximately $41,000, $103,000 and $88,000 (or $.03, $.07 and
$.06 per common share) of income from accelerated payments on the Senior Secured
Note  Receivable  (see Note 3) for the quarters  ending March 31, 1996, June 30,
1996 and September 30, 1996, respectively.

     (c)    Calculated on weighted average shares outstanding during the year.
                                      F-20


                                                                 Quarter Ended
                                                                                               Total
                                           March 31   June 30    September 30    December 31  For Year
                                                  (In thousands, except per share data)

1995
        Revenues (d)                       $1,217     $1,178         $1,367         $1,129      $4,891
        Net income (d)                        742        740            907            707       3,096
        Net income applicable to              380        378            545            347       1,650
        common stockholders (d)
        Net income per common share (d)      0.27       0.27           0.39           0.24     1.17 (e)

     (d) Includes approximately  $156,000,  $118,000,  $315,000 and $105,000 (or
$.11, $.08, $.22 and $.07 per common share) of income from accelerated principal payments on the Senior Secured Note Receivable (see Note 3) for the quarters ending March 31, 1995, June 30, 1995, September 30, 1995 and December 31, 1995, respectively.

(e)    Calculated on weighted average shares outstanding during the year.

                    ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
          Schedule III - Consolidated Real Estate and Accumulated Depreciation

                                    December 31, 1996


                                                                                 Gross Amount at Which Carried At
                                 Initial Cost to Company                              December 31, 1996



                          Encumbrances      Land       Buildings      Land         Buildings         Total
Free Standing
Retail Locations:
Ft. Myers, FL           $3,250,000     $1,013,915    $4,055,659    $1,013,915      $4,055,659     $5,069,574

Denver, CO               2,706,872        811,896     3,247,582       811,896       3,247,582      4,059,478

Atlanta, GA              2,392,916        802,721     3,210,886       802,721       3,210,886      4,013,607

Lewisville, TX (b)               -        685,737     2,742,946       685,737       2,742,946      3,428,683

Miscellaneous            2,380,009      5,437,357    12,720,127     5,192,678      12,305,806     17,498,484


Apartment Building:

New York, NY             4,122,874      1,109,836     4,439,346     1,109,836       4,439,346      5,549,182


Office/Flex:

Hauppauge, NY            1,994,250        671,582     2,697,646       671,582       2,697,646      3,369,228

Land Under
Improvements:

Miscellaneous                    -        752,225             -       752,225               -        752,225

Industrial:

Miami, FL                        -                      -     995,446             -    995,446       995,446

                       $16,846,921    $11,285,269   $34,109,638   $11,040,590     $33,695,317    $44,735,907






                                                                           Life on Which
                                                                          Depreciation
                                                                           Latest Income
                                                                            Statement
                        Accumulated      Date Of           Date             Computed
                        Depreciation    Construction      Acquired           (Years)
Free Standing
Retail Locations:
Ft. Myers, FL              $12,674         1996        November 7, 1996         40

Denver, CO                  57,509         1995        April 9, 1996            40

Atlanta, GA                 30,102         1994        August 14, 1996          40

Lewisville, TX (b)          14,286         1996        October 11, 1996         40

Miscellaneous            1,242,303         Various     Various


Apartment Building:

New York, NY               410,304         1910        June 14, 1994            27.5


Office/Flex:

Hauppauge, NY               30,781         1982        July 16, 1996            40

Land Under
Improvements:

Miscellaneous                    -         Various     Various                  -

Industrial:

Miami, FL                   48,735         1967        January 19, 1995         40

                        $1,846,694

            ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                NOTES TO SCHEDULE III - CONSOLIDATED REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

  (a)     Reconciliation of "Real Estate and Accumulated Depreciation"

                                           Year Ended December 31,
                                      1996          1995           1994

  Investment in real estate:
  Balance, beginning of year      $ 25,454,336  $ 11,750,268    $ 6,201,086

  Addition - land and buildings     19,940,571    13,704,068      5,549,182

  Less valuation allowance (d)        (659,000)            -              -

  Balance, end of year            $ 44,735,907  $ 25,454,336    $ 11,750,268


  Accumulated depreciation:

  Balance, beginning of year      $  1,200,571  $    753,734    $     573,177

  Addition - depreciation              646,123       446,837          180,557

  Balance, end of year            $  1,846,694  $  1,200,571    $     753,734



     (b) In January 1997, the Company closed on the financing on this property in the amount of $1,600,000.

     (c) The aggregate cost of the properties is the same for federal income tax purposes.

     (d) During the year ended December 31, 1996, the Company took a provision for valuation adjustment of real estate totaling $659,000. See Note 5 to the consolidated financial statements for other information.


                     ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                   Schedule IV - Mortgage Loans on Real Estate
                                    December 31, 1996



                                                                                                                         Carrying
             Description         Number                    Maturity                                     Face Amount      Amount of
                               of Loans    Interest Rate     Date      Periodic Payment Terms           of Mortgage      Mortgage

First mortgage loans:

Land and building/retail           1          9.75%         Month to   $3,550 monthly allocated to       $263,798        $263,798
Bad Axe, MI                                                 Month      interest and principal.

Land and building/office           1         14.5%(b)       Feb-05     $79,318 monthly allocated        8,387,263 (c)   5,732,445
New York, NY                                                           to interest and principal,
                                                                       balance of $4,073,525 due
                                                                       at maturity.
Second mortgage loan:

Land and building/commercial       1         10.25%         Oct-01     $1,158 monthly allocated to        52,790          52,790
Seattle, WA                                                            interest and principal, self-
                                                                       liquidates by maturity
        Total                      3                                                                  $8,703,851      $6,049,033



                    ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                     Schedule IV - Mortgage Loans on Real Estate
                                   December 31, 1996

  Notes to the Schedule:

  (a) The following summary reconciles mortgages receivable at their carrying values:

                                                1996                 1995
Balance at beginning of year                $ 7,036,141          $ 13,988,031

       Additions:

       New mortgage loan (d)                          -                67,498

       Amortization of discount                 327,600               319,500

       Deductions:

       Cancellation of mortgage receivable
       from Gould Investors L.P. (e)                  -              6,850,000

       Collections of principal               1,314,708                488,888

                                           $  6,049,033            $ 7,036,141

     (b) Represents the expected yield to maturity which includes amortization of discount and interest collections.

     (c) The face amount of mortgage is before an unamortized discount of $2,654,818. Mortgage was pledged as collateral to line of credit.

     (d) Acquired mortgage when Company acquired fee title to the land. See Note
3 to consolidated financial statements for other information.

     (e)  Mortgage  was  cancelled  when the Company  acquired  fee title to the
properties.   See  Note  3  to  consolidated   financial  statements  for  other
information.

EXHIBIT 10.3

                           BARNES & NOBLE BOOKSELLERS


                                 LEASE AGREEMENT

                            DATED: November 7, 1996

                   TENANT:    BARNES & NOBLE SUPERSTORES, INC.


                          LANDLORD:   OLP FT. MYERS, INC.


                       PREMISES:  BARNES & NOBLE BOOKSELLERS
                               13751 S. Tamiami Trail
                           Ft. Myers, Lee County, Florida

                               TABLE OF CONTENTS
                                                                        PAGE


1.       DEMISE AND PREMISES.............................................-1-

2.       TERM OF LEASE, HOLDOVER AND OPTIONS.............................-1-

3.       RENT AND OTHER SUMS.............................................-2-

4.       CONSTRUCTION OF THE PREMISES....................................-3-

5.       DELIVERY AND ACCEPTANCE OF THE PREMISES.........................-3-

6.       COVENANT OF TITLE AND QUIET ENJOYMENT...........................-4-

7.       USE OF PREMISES.................................................-4-

8.       REAL ESTATE TAXES...............................................-5-

9.       MAINTENANCE BY LANDLORD.........................................-6-

10.      MAINTENANCE BY TENANT...........................................-6-

11.      CONSTRUCTION, ALTERATIONS, ADDITIONS AND
         IMPROVEMENTS....................................................-7-

12.      SIGNS...........................................................-9-

13.      LANDLORD'S RIGHT OF ENTRY.......................................-9-

14.      UTILITIES.......................................................-10-

15.      PARKING.........................................................-10-

16.      VISIBILITY AND ACCESS...........................................-10-

17.      ASSIGNMENT AND SUBLEASING.......................................-11-

18.      INSURANCE.......................................................-11-

19.      INDEMNITY.......................................................-13-

20.      RELEASE AND WAIVER OF SUBROGATION...............................-14-

21.      FIRE AND CASUALTY DAMAGE........................................-14-

22.      CONDEMNATION....................................................-16-

23.      DEFAULT.........................................................-17-

24.      HAZARDOUS MATERIALS.............................................-21-

25.      SUBORDINATION AND NON-DISTURBANCE...............................-23-

26.      NOTICES............................ ............................-24-

27.      MEMORANDUM OF LEASE.............................................-25-

28.      LIENS...........................................................-25-

29.      (INTENTIONALLY OMITTED).........................................-25-

30.      FORCE MAJEURE...................................................-25-

31.      BROKERS.........................................................-25-

32.      LANDLORD'S SUBORDINATION........................................-26-

33.      ESTOPPEL CERTIFICATES...........................................-26-

34.      INTENTIONALLY DELETED...........................................-26-

35.      MISCELLANEOUS...................................................-26-

36.      EXHIBITS........................................................-28-

37.      GUARANTY OF LEASE...............................................-29-

EXHIBIT A - Legal Description
EXHIBIT B - Site Plan of the Premises
EXHIBIT C - (Intentionally Omitted)
EXHIBIT D - Tenant's Final Plans
EXHIBIT E - Tenant's Work Letter Regarding Tenant's Improvements
EXHIBIT F - Subordination, Non-Disturbance and Attornment Agreement EXHIBIT G - Memorandum of Lease
EXHIBIT H - Guaranty of Lease

                                   LEASE AGREEMENT

     THIS LEASE AGREEMENT (this "Lease") is made and entered into by and between OLP FT. MYERS, INC., a Florida corporation ("Landlord"), whose address is 60 Cutter Mill Road, Suite 303, Great Neck, New York 11021, and whose Federal taxpayer identification number is 11-3335638, and BARNES & NOBLE SUPERSTORES, INC., a Delaware corporation ("Tenant"), whose Federal taxpayer identification number is 74-2225928. The Effective Date of the Lease is the date of last execution (as defined in Paragraph below) and is hereby established as November 7, 1996.

     1. DEMISE AND PREMISES 1.1 Landlord, in consideration of the rents hereinafter reserved and agreed to be paid by Tenant, hereby leases to Tenant and Tenant hereby leases from Landlord the real property situated within the City of Ft. Myers, County of Lee, State of Florida, containing land area of approximately 31,315 square feet (the "Land"), together with all improvements thereon, including the building constructed thereon (the "Building") containing approximately 29,993 square feet of leasable area, and the exclusive use and benefit of all of Landlord's appurtenant rights, privileges and easements.

     1.2 The Land and the Building and all other improvements to be constructed on the Land pursuant hereto are collectively referred to as the "Premises." The Land is more particularly described in Exhibit A, and the proposed Building footprint is outlined on the site plan of the Premises attached as Exhibit B.

2.       TERM OF LEASE, HOLDOVER AND OPTIONS

     2.1 The term of this Lease shall commence on the Effective Date set forth above (the "Commencement Date") and shall end on the last day of the twentieth
(20th) Lease Year (as defined in Paragraph ), plus, if applicable, the number of additional days required such that the expiration of the term of this Lease, including any extensions thereof, shall not occur during the months of September through and including January. The term of this Lease may be extended as provided in Paragraph 2.3 below.

     2.2 Should Tenant continue to occupy the Premises, or any part thereof, after the expiration of the term of this Lease, unless otherwise agreed in writing, such occupancy shall constitute and be construed as a tenancy from month to month on the same terms and conditions as otherwise set forth in this Lease, except that the Fixed Rent payable during such tenancy shall be increased to 125% times the amount thereof payable at the expiration of the term of this Lease, and either Landlord or Tenant may terminate such tenancy upon thirty (30) days written notice to the other.

     2.3 Tenant shall have the right, privilege and option to extend the term of this Lease for four (4) successive periods of five (5) years each under the same terms and conditions of this Lease then in effect, except that the rental paid for any option period shall be the amount indicated in Paragraph 3.2 below. Tenant, if it elects to exercise any option, shall do so giving Landlord written notice at least one hundred eighty (180) days prior to the expiration of the then existing term of this Lease. Notwithstanding the foregoing, in the event Tenant does not exercise any of its extension options in the time period or in the manner provided in this Paragraph 2.3, each such option shall nevertheless continue in full force and effect and shall not lapse until fifteen (15) days after Landlord has notified Tenant in writing to inquire whether Tenant desires to exercise such option.

3.       RENT AND OTHER SUMS

     3.1 Annualized Fixed Rent: Tenant agrees and covenants to pay Landlord, commencing on the date specified in Paragraph 3.3 below, an annual fixed rent in the sums set forth in Paragraph 3.2 below ("Fixed Rent"). Fixed Rent shall be payable in advance, without demand, on the first day of each calendar month in equal monthly installments and shall not be increased, abated or diminished except as set forth herein.

         3.2      Fixed Rent shall be determined as follows:

     (a) Annual Fixed Rent for the first (1st) through fifth (5th) Lease Years shall equal FOUR HUNDRED SIXTY-SEVEN THOUSAND AND NO/100 DOLLARS ($467,000.00) per Lease Year.

     (b) The annual  Fixed Rent for the sixth (6th)  through  tenth
(10th) Lease Years shall equal FIVE HUNDRED THIRTEEN THOUSAND AND NO/100 DOLLARS ($513,000.00) per Lease Year.

     (c) The annual Fixed Rent for the eleventh (11th) through fifteenth (15th) Lease Years shall equal FIVE HUNDRED FIFTY-NINE THOUSAND AND NO/100 DOLLARS ($559,000.00) per Lease Year.

     (d) The annual Fixed Rent for the sixteenth (16th) through twentieth (20th)
Lease  Years  shall  equal  SIX  HUNDRED  FIVE   THOUSAND  AND  NO/100   DOLLARS
($605,000.00)  per Lease Year.

     (e) The annual Fixed Rent for the twenty-first (21st) through twenty-fifth (25th) Lease Years (i.e., the first option period) shall equal SIX HUNDRED FIFTY-ONE THOUSAND AND NO/100 DOLLARS ($651,000.00) per
Lease  Year.

     (f) The annual Fixed Rent for the twenty-sixth (26th) through thirtieth (30th) Lease Years (i.e., the second option period) shall equal SIX HUNDRED NINETY-SEVEN THOUSAND AND NO/100 DOLLARS ($697,000.00) per Lease Year.

     (g) The annual Fixed Rent for the thirty-first (31st) through thirty-fifth (35th) Lease Years (i.e., the third option period) shall equal SEVEN HUNDRED FORTY-THREE THOUSAND AND NO/100 DOLLARS ($743,000.00) per Lease Year.

     (h) The annual  Fixed Rent for the  thirty-sixth  (36th)  through  fortieth
(40th) Lease Years (i.e., the fourth option period) shall equal SEVEN HUNDRED EIGHTY-NINE THOUSAND AND NO/100 DOLLARS ($789,000.00) per Lease Year.

     3.3 Tenant's obligation to pay Fixed Rent and other charges hereunder shall commence on the Commencement Date. If the Commencement Date is not the first day of a calendar month, or if Fixed Rent is increased during any month, the Fixed Rent or increased Fixed Rent amount, as applicable, for any such partial month shall be prorated, and shall be payable with the next monthly installment of Fixed Rent due hereunder.

     3.4 Each of the foregoing amounts of Fixed Rent and other sums shall be paid to Landlord without demand and without deduction, set-off, claim or counterclaim of any nature whatsoever which Tenant may have or allege to have against Landlord, except as specifically provided hereunder, and all such payments shall, upon receipt by Landlord, be and remain the sole and absolute property of Landlord. All such Rent and other sums shall be paid to Landlord in legal tender of the United States at the address to which notices to Landlord are to be given or to such other party or to such other address as Landlord may designate from time to time by written notice to Tenant. If Landlord shall at any time accept any such Fixed Rent or other sums after the same shall become due and payable, such acceptance shall not excuse a delay upon subsequent occasions, or constitute or be construed as a waiver of any of Landlord's rights hereunder. If Tenant fails to make any payment of Fixed Rent or any other sums or amounts to be paid by Tenant hereunder on or before ten (10) days following Tenant's receipt of written notice that the same is past due, such past due payment shall bear interest at the rate set forth in Paragraph 23.6 hereof, from the date such payment became due to the date of payment thereof by Tenant. Such interest shall constitute additional Rent and shall be due and payable with the next installment of the Fixed Rent due hereunder.

     3.5 A "Lease Year" is defined as the twelve (12) full calendar months following the Commencement Date plus any partial calendar month in which the Commencement Date occurs, and each period of twelve (12) full calendar months thereafter.

     4. CONSTRUCTION OF THE PREMISES Tenant has, at Tenant's sole expense and in substantial compliance with the terms of this Lease, all applicable codes, statutes, ordinances, rules, regulations, orders and requirements regulating the use by Tenant of the Premises, including the Occupational Health and Safety Act and the Americans with Disabilities Act and recorded restrictions affecting the Premises ("Legal Requirements"), completely constructed the Premises and all required improvements thereto (the "Tenant's Improvements") in substantial accordance with the plans and specifications attached as Exhibit D ("Tenant's Final Plans") and the terms and conditions set forth in Exhibit E ("Tenant's Work Letter").

5.       DELIVERY AND ACCEPTANCE OF THE PREMISES

     5.1 Tenant acknowledges that neither Landlord nor any agent of Landlord has made any representation or warranty with respect to the Land or with respect to the suitability fitness thereof for the conduct of Tenant's business or for any other purpose and Tenant accepts the Premises in an "as is" condition. Tenant acknowledges that it has received and approved copies of all property title documents described in the title evidence provided to Landlord. Tenant shall comply with all recorded restrictions affecting the Premises and the Building as of the Commencement Date or, subject to Tenant's consent pursuant hereto, which shall not unreasonably be withheld or delayed, which are recorded during the Term.

     5.2 Tenant has opened for business at the Premises as of the Commencement Date.

6.       COVENANT OF TITLE AND QUIET ENJOYMENT

     Landlord is vested with fee simple title to the Premises and has full right and lawful authority to lease the Premises to Tenant pursuant to the terms hereof. Landlord covenants with Tenant to keep Tenant in quiet enjoyment and possession of the Premises during the term of this Lease, provided Tenant is not in default under this Lease. Landlord shall not, unless compelled to do so by applicable governmental authorities or requirements, take or consent to any action which would adversely impact the zoning classification, the vehicular and pedestrian ingress and egress between the Premises and adjacent rights-of-way, and the provision of utilities to the Premises, as all of the foregoing exist as of the Commencement Date.

7.       USE OF PREMISES

     7.1 Tenant shall initially use the Premises for the purpose of the display and retail sale or rental of books, books on tape, books on CD-ROM, books on other recorded media, magazines, periodicals, newspapers, recorded music, video tapes, video games, computer software, and other merchandise typically sold or rented in Tenant's other Florida stores. Thereafter, subject to applicable law and to the provisions of Paragraph 7.2 below, Tenant may use the Premises for any lawful retail use. Tenant may also operate within the Premises or grant a concession or sublease for a "coffee bar" or similar operation providing its customers with coffee, tea, pastries and related items, either for sale or complimentary at Tenant's sole option.

     7.2 Notwithstanding the provisions of Paragraph 7.1, the Premises shall not be used for any of the following purposes: (i) any bowling alley; (ii) any nightclub, bar (except in connection with a restaurant use) or discotheque;
(iii) any second-hand or surplus store; (iv) any mobile home park or trailer court; (v) any dumping, disposing, incineration or reduction of garbage (exclusive of appropriately screened dumpsters and/or recycling bins located in the rear of any building); (vi) any fire sale, bankruptcy sale (unless pursuant to a court order) or auction house operation; (vii) any gas station; (viii) any central laundry or dry cleaning plant or laundromat (except that this prohibition shall not be applicable to on-site services provided solely for pick-up and delivery by the ultimate consumer, including nominal supporting facilities; (ix) any automobile, truck, trailer or RV sales, leasing, display or repair; (x) any skating rink; (xi) any veterinary hospital (except in connection with a pet shop) or animal raising facilities; (xii) any mortuary; (xiii) any store in which a material portion of the inventory is not available for sale or rental to children under 18 years of age because such inventory explicitly deals with, relates to, or depicts human sexuality, or in which any of the inventory constitutes drug paraphernalia of the type associated with or sold by so-called "head shops"; (xiv) a factory or manufacturing facility; (xv) any industrial usage such as a warehouse, processing or rendering plant; (xvi) any "flea market"; (xvii) any off-track betting operation; (xviii) any massage parlor or carnival; (xix) any beauty or barber school; or (xx) any use which is prohibited under any restrictive covenants or other title exceptions affecting the Premises.

     7.3 Tenant, at its expense, shall (a) promptly comply with all governmental requirements, whether or not compliance therewith shall require structural changes in the Premises; (b) procure and maintain all permits, licenses and other authorizations required for the use of the Premises or any part thereof then being made and for the lawful and proper installation, operation and maintenance of all equipment and appliances necessary or appropriate for the operation and maintenance of the Premises; and (c) comply with all restrictive covenants or other title exceptions affecting the Premises. Further, in addition to Tenant's other payment obligations under this Lease, Tenant shall pay all sums charged, levied or assessed under any restrictive covenants or other title exceptions affecting the Premises promptly as the same become due and shall furnish Landlord evidence of payment thereof.

8.       REAL ESTATE TAXES

     8.1 For purposes of this Article 8, "Real Property Taxes and Assessments" shall mean only the taxes and assessments imposed by municipal, county, state and district governmental authorities (as distinguished from federal governmental authorities) against the owners of real property, solely as a result of and relating to the ownership or use of the subject property separately from any other property of the owner of the subject property. Real property taxes and assessments shall, if necessary, be prorated based on a three hundred sixty-five (365) day year to take into account any partial tax year in which the Commencement Date and the expiration of the Lease term occur. Nothing contained in this Lease, however, shall be deemed or construed to include within real property taxes and assessments: (i) any transfer, documentary or stamp tax;
(ii) any tax upon the income, profits or business of Landlord; (iii) any personal property taxes, capital levy, or franchise taxes which are imposed on any property other than the Premises; or (iv) payroll taxes, inheritance or estate taxes even though such taxes may become a lien against the Premises, but shall include any sales or other such tax that may be imposed on the Fixed Rent itself or any additional rent.

     8.2 Subject to the provisions of Paragraph 8.6 below, Tenant shall pay, as additional rent, any and all real property taxes, sales taxes on the rents, and assessments relating to the Premises during the term of this Lease. Tenant shall make any such payment on or before the later of (i) the due date thereof or (ii) thirty (30) days after Landlord provides Tenant with a copy of the tax bill therefor (if sent directly to Landlord by the taxing authority). Landlord shall be responsible for any interest or penalties caused by its delay in forwarding any tax bills to Tenant. The Premises shall be separately assessed and a tax bill issued to Tenant separate from any other property if permitted under applicable law.

     8.3 If any general or special assessment is assessed against the Premises, Landlord shall elect to pay the assessment in installments over the longest period of time allowed by applicable law, and only those installments (or partial installments) attributable to the term of this Lease shall be considered in determining Tenant's tax liability for such assessment. Notwithstanding the foregoing, Tenant shall be obligated to pay, over the Lease term, any and all assessments or similar charges for special improvements heretofore installed or installed in connection with the initial development of the Premises pursuant to the Tenant's Work Letter, such as the widening of the exterior roads and the installation and/or hook up to sewer and sewer lines, sanitary and storm drainage systems and other utility lines and systems (whether public or private), unless and except to the extent that payment of the same are included in the purchase price or other amounts paid by Landlord for the acquisition, development and construction of the Premises.

     8.4 Landlord shall immediately pay over to Tenant any real property tax and assessment refunds or rebates (net of collection costs therefor) paid to Landlord and relating to taxes and assessments paid by Tenant and attributable to the term of this Lease.

     8.5 Landlord shall provide Tenant with a copy of any increased tax assessment within fifteen (15) days of its receipt. Tenant shall have the right to contest any assessment or the validity of any tax. Tenant agrees to indemnify Landlord and hold Landlord harmless from all out of pocket costs and expenses arising out of any contest made by Tenant.

     8.6 Notwithstanding the provisions of this Article 8, if the Premises are sold by Landlord to a bona fide purchaser for value within the first five (5) years of the term of this Lease and such sale has resulted in an increase in ad valorem real estate taxes with respect to the Premises, then the party which is then the Landlord under this Lease shall be responsible for the incremental portion of such real estate taxes which is attributable to the increase.

9.       MAINTENANCE BY LANDLORD

     9.1 Landlord shall not be required to make any alterations, reconstructions, replacements, changes, additions, improvements or repairs of any kind or nature whatsoever to the Premises or any portion thereof (including, without limitation, any portion of the Building or any other improvements or any personalty) at any time during the term of this Lease.

10.      MAINTENANCE BY TENANT

     10.1 Subject to Articles 21 and 22, Tenant shall maintain all portions of the Building and all other improvements in the Premises in good repair and condition, shall make all repairs thereto, both inside and outside, structural and non-structural, ordinary and extraordinary, howsoever the necessity or desirability for repairs may occur, and whether or not necessitated by wear, tear, obsolescence or defects, latent or otherwise, and shall use all reasonable precautions to prevent waste, damage or injury. Tenant shall also, at its own cost and expense, put, keep, replace and maintain all landscaping, signs, sidewalks, roadways, driveways and parking areas, if any, within the Premises in good repair and in good, safe and substantial order and condition and free from dirt, standing water, rubbish and other obstructions or obstacles. Any
"Environmental Cleanup Work" (as hereinafter defined) shall be neither a Landlord nor a Tenant maintenance item, but shall be governed solely by the provisions of Article 24 hereof.

     10.2 Tenant shall use reasonable care and diligence to keep and maintain the Premises free from waste or nuisance and, subject to Articles 21 and 22, shall deliver the Premises to Landlord broom clean at the expiration of this Lease, reasonable wear and tear excepted.

11.  CONSTRUCTION,  ALTERATIONS, ADDITIONS AND IMPROVEMENTS

     11.1 Except as hereinafter expressly provided in Paragraph 11.3, no portion of the Premises shall be demolished, removed or altered by Tenant in any manner whatsoever without the prior written consent and approval of Landlord, which shall not be unreasonably withheld. Notwithstanding the foregoing, however, Tenant shall be entitled and obligated to undertake all alterations to the Premises required by any applicable law or ordinance including, without limitation, any alterations required by Legal Requirements and, in such event, Tenant shall comply with the provisions of Paragraph 11.2 below.

     11.2 All construction alterations, additions or improvements made by Tenant which are permanently attached to and made part of the Premises shall become the property of the Landlord at the expiration of the Lease term, except for signs, trade fixtures, furnishings, machinery and equipment not constituting "fixtures" used in the Premises and furnished by Tenant. For Federal income tax purposes, Tenant's signs, trade fixtures and furnishings are defined herein as equipment.

     11.3 Tenant shall have the right at all times to erect or install cabinets, shelves, electrical outlets, machinery, air conditioning or heating equipment and trade fixtures and other equipment, provided Tenant complies with the Legal Requirements. Tenant shall also have the right to make exterior or interior alterations to the Premises of a non-structural nature without Landlord's consent provided (i) Tenant shall comply with all Legal Requirements in connection therewith and (ii) with respect to any fixtures (other than trade fixtures) or mechanical systems (including, without limitation, HVAC units) removed from the Premises in the course of such non-structural alterations, Tenant agrees to replace the same with an item of similar value or function. Notwithstanding that Tenant is not required to obtain Landlord's consent to any alterations described in this Paragraph 11.3, Tenant shall nonetheless give Landlord thirty (30) days prior written notice of any such contemplated alterations, including copies of any and all plans and specifications therefor.

     11.4 Notwithstanding the ownership of the alterations, additions or improvements to the Premises, Tenant retains the right to depreciation deductions of all such alterations, additions or improvements made subsequent to the Effective Date hereof at Tenant's expense and not paid or reimbursed by Landlord pursuant to the terms hereof and the Purchase Agreement.

     11.5 (a) Tenant shall not create or cause to be imposed, claimed or filed upon the Premises, or any portion thereof, or upon the interest of Landlord therein, any lien, charge or encumbrance whatsoever. If, because of any act or omission of Tenant, any such lien, charge or encumbrance shall be imposed, claimed or filed, Tenant shall, at its sole cost and expense, cause the same to be fully paid and satisfied or otherwise discharged of record (by bonding or otherwise) and Tenant shall indemnify and save and hold Landlord harmless from and against any and all costs, liabilities, suits, penalties, claims and demands whatsoever, and from and against any and all attorneys' fees, at both trial and all appellate levels, resulting or on account thereof and therefrom. In the event that Tenant shall fail to comply with the foregoing provisions of this section, Landlord shall have the option of paying, satisfying or otherwise discharging (by bonding or otherwise) such lien, charge or encumbrance and Tenant agrees to reimburse Landlord, upon demand and as additional rent, for all sums so paid and for all costs and expenses incurred by Landlord in connection therewith, together with interest thereon at the rate set forth in Paragraph
23.6 hereof, until paid.

     (b) Landlord's interest in the Premises shall not be subjected to liens of any nature by reason of Tenant's construction, alteration, renovation, repair, restoration, replacement or reconstruction of any improvements on or in the Premises, or by reason of any other act or omission of Tenant (or of any person claiming by, through or under Tenant) including, but not limited to, mechanics' and materialmen's liens. All persons dealing with Tenant are hereby placed on notice that such persons shall not look to Landlord or to Landlord's credit or assets (including Landlord's interest in the Premises) for payment or satisfaction of any obligations incurred in connection with the construction, alteration, renovation, repair, restoration, replacement or reconstruction thereof by or on behalf of Tenant. Tenant has no power, right or authority to subject Landlord's interest in the Premises to any mechanic's or materialmen's lien or claim of lien. If a lien, a claim of lien or an order for the payment of money shall be imposed against the Premises on account of work performed, or alleged to have been performed, for or on behalf of Tenant, Tenant shall, within thirty (30) days after written notice of the imposition of such lien, claim or order, cause the Premises to be released therefrom by the payment of the obligation secured thereby or by furnishing a bond or by any other method prescribed or permitted by law. If a lien is released, Tenant shall thereupon furnish Landlord with a written instrument of release in form for recording or filing in the appropriate office of land records of the County in which the Premises is located, and otherwise sufficient to establish the release as a matter of record.

     (c) Tenant may, at its option, contest the validity of any lien or claim of lien if Tenant shall have first posted an appropriate and sufficient bond in favor of the claimant or paid the appropriate sum into court, if permitted by law, and thereby obtained the release of the Premises from such lien. If judgment is obtained by the claimant under any lien, Tenant shall pay the same immediately after such judgment shall have become final and the time for appeal therefrom has expired without appeal having been taken. Tenant shall, at its own expense, defend the interests of Tenant and Landlord in any and all such suits; provided, however, that Landlord may, at its election, engage its own counsel and assert its own defenses, in which event Tenant shall cooperate with Landlord and make available to Landlord all information and data which Landlord deems necessary or desirable for such defense.

     (d) If required by the laws of the State in which the Premises is located, prior to commencement by Tenant of any work on the Premises which shall have been previously permitted by Landlord as provided in this Lease, Tenant shall record or file a notice of the commencement of such work (the "Notice of Commencement") in the land records of the County in which the Premises are located, identifying Tenant as the party for whom such work is being performed, stating such other matters as may be required by law and requiring the service of copies of all notices, liens or claims of lien upon Landlord. Any such Notice of Commencement shall clearly reflect that the interest of Tenant in the Premises is that of a leasehold estate and shall also clearly reflect that the interest of Landlord as the fee simple owner of the Premises shall not be subject to mechanics or materialmen's liens on account of the work which is the subject of such Notice of Commencement. A copy of any such Notice of Commencement shall be furnished to and approved by Landlord and its attorneys prior to the recording or filing thereof, as aforesaid.

12.      SIGNS

     12.1 Landlord hereby approves the dimensions, color, content and design of Tenant's current building signage existing as of the Commencement Date and agrees that Tenant may, at its expense, erect and maintain its standard signs on the Premises, provided that Tenant complies with all Legal Requirements and shall first obtain all necessary sign permits for its signage.

     12.2 During the term hereof Tenant shall not be required to remove its signs unless required to do so by Legal Requirements. Tenant may at any time remodel or replace the sign facia to conform with Tenant's then standard signage so long as such signage does not violate Legal Requirements, provided that Tenant may repair or replace any damaged or worn signs to their pre-existing condition notwithstanding any changes in deed or master lease restrictions made subsequent to the Commencement Date or, to the extent legally allowed, sign ordinances enacted or amended subsequent to the Commencement Date. Tenant shall have the right to affix window appliques, interior signs and other treatments commonly used at Tenant's other locations so long as they comply with applicable Legal Requirements. Tenant shall remove all signs and appliques at the expiration or earlier termination of this Lease, and shall repair any damage caused by such removal. Unless permitted under any matter of public record as of the Commencement Date or subsequently approved by Tenant, Landlord shall not allow any signage other than Tenant's to be erected on the Premises without Tenant's consent, which consent may be withheld in Tenant's sole discretion.

     12.3 Landlord agrees that Tenant may, at its expense, and provided that the same is permitted under applicable Legal Requirements, erect and maintain its standard sign panel on any pylon or monument sign located on the Premises.

     12.4 Notwithstanding any provision contained in this Lease to the contrary, for so long as Tenant is operating its business within the Premises, Landlord shall not be permitted at any time during the term of this Lease (except as hereinafter provided) to erect or maintain any signage whatsoever (including, without limitation, for sale or for rent signs) on or about the Premises, except that, during the three (3) months prior to the impending expiration of this Lease, Landlord may erect or place on or about the Premises in a reasonable location a for sale or for rent sign provided such sign is not larger than three feet (3') wide by three feet (3') tall.

     13. LANDLORD'S RIGHT OF ENTRY 13.1 Landlord and its authorized agents may enter the Premises, after prior written notice and during Tenant's normal business hours (except in the case of an emergency posing imminent threat of injury to persons or damage to property), for the following purposes: (i) to inspect the general conditions and state of repair and any other condition of the Premises and (ii) to show the Premises to any prospective purchaser or mortgagee. If requested by Tenant, such entry by Landlord shall be under the supervision of Tenant. Landlord shall not interfere with or create a hazard to Tenant's normal business operations during such entry.

     13.2 Commencing one hundred and fifty (150) days prior to the expiration of the term of this Lease, Landlord may enter the Premises during Tenant's normal business hours to show the Premises to prospective tenants.

14.      UTILITIES

     14.1 Tenant shall pay before delinquency all charges for gas, water, electricity and any other utility services used solely on the Premises during the term hereof by Tenant.

     14.2 The Premises is individually metered for each utility service, having the service connections specified in Exhibit D and as otherwise customarily provided.

15.      PARKING

     Landlord shall not (subject to matters of public record as of the Commencement Date or subsequently approved by Tenant) grant to any party other than Tenant and its employees, customers and other invitees the right to use all driveways and parking spaces within or adjacent to the Premises. Tenant hereby acknowledges that Landlord is not the fee simple owner of the driveways or parking areas adjacent to the Premises. Landlord does, however, have rights and easements to use such areas pursuant to that certain Construction, Operation and Reciprocal Easement Agreement (as amended, the "REA"), dated as of August 13, 1992, filed under O.R. Book 2320, Page 3637 of the Official Public Records of Lee County, Florida. The rights and easements under the REA are part of the appurtenances which Landlord is leasing to Tenant pursuant to this Lease. Tenant further acknowledges that its rights to use the parking areas and driveways are subject to the terms and conditions of the REA; provided, however, should Landlord's or Tenant's rights and privileges under the REA be adversely affected by another party to the REA or occupant of the Shopping Center, upon Tenant's request, Landlord hereby agrees to enforce its rights under the REA (or assist Tenant in enforcing Landlord's rights under the REA, in any event, at no cost to Landlord) against any other party to the REA or occupant of the Shopping Center. Landlord shall not be in default under this Lease in the event another party to the REA or other occupant of the Shopping Center violates the terms of the REA, so long as Landlord is in compliance with the provisions of this Article 15.

16.      VISIBILITY AND ACCESS

     Landlord agrees that, during the term of this Lease, it will not, subject to Landlord's right to comply with the requirements of applicable governmental authority (provided such requirements are not imposed as a result of a Landlord-initiated activity), construct or consent to the construction of any building, sign, tower or other structure or improvement, or plant any tree or other growing plant, or make any other change whatsoever in the Premises, or add or change any restrictions or other rights, encumbrances or appurtenances relating to the Premises. In the event that Landlord violates the terms of this Article , and such violation continues for a period exceeding thirty (30) days from the date Tenant delivers to Landlord written notice of such violation, in addition to all other available rights and remedies at law or in equity, Tenant, at its option, may terminate this Lease upon written notice to the Landlord.

17.      ASSIGNMENT AND SUBLEASING

     17.1 Tenant shall have the right at all times during this Lease to assign this Lease or enter into a sublease or subleases for all or portions of the Premises without Landlord's consent provided that the use of the Premises by any such assignee or sublessee complies with the provisions of Paragraph 17.2 hereof. Tenant agrees to give Landlord written notice of any and all assignments of this Lease and subleases of the Premises. Any assignment by Tenant shall not operate to release Tenant of its liabilities hereunder (including during any extension of the term pursuant to Paragraph 2.3 hereof) unless otherwise agreed to in writing by Landlord.

     17.2 Any assignee or sublessee of Tenant shall be subject to the use restrictions contained in Paragraph 7.1 and Paragraph 7.2 hereof.

     17.3 Provided any assignee of Landlord assumes in writing all of Landlord's obligations under this Lease arising from and after the date of any such assignment, and so notifies Tenant, Landlord may assign its interest in this Lease during the term hereof, and Landlord shall thereupon be released from all future obligations under this Lease with respect to events occurring or other matters arising after Tenant receives notice of such assignment and assumption; provided, however, Tenant shall make all payments required under this Lease to Landlord, or its successors in interest, unless and until Tenant is notified of such assignment, and Tenant is in no way liable to any assignee for any rentals due hereunder until Tenant is so notified.

18.      INSURANCE

    18.1 Tenant shall during the Lease term, at its sole expense, maintain in full force the following types and amounts of insurance coverage:

     (a) General liability insurance issued by one or more insurance carriers, insuring against liability for injury to or death of persons and loss of or damage to property occurring in and on the Premises. Such liability insurance shall name Landlord, and Landlord's mortgagee if requested, as an additional insured. The coverage limits for such liability insurance shall be at least Three Million Dollars ($3,000,000.00) combined single limits for bodily injury and property damage per occurrence; provided, however, said minimum coverage limits shall, within thirty (30) days of Tenant's receipt of Landlord's written request therefor, be increased to the minimum amount of liability insurance coverage then customarily required to be carried by national retailers for sites similar to the Premises in the State of Florida and then customarily required of Tenant in a majority of its bookstore leases in the State of Florida executed during the one (1) year period prior to the date of Landlord's request;

     (b) All risk property damage insurance and a standard extended coverage endorsement issued by one or more insurance carriers covering the Building and all other improvements to the Premises to the extent of their full replacement value exclusive of foundation and excavation costs, insuring against loss or damage caused by: (i) fire, flood, windstorm and other hazards and perils generally included under extended coverage; (ii) sprinkler leakage; (iii) vandalism and malicious mischief; and (iv) boiler and machinery, all in an amount which reasonably assures there will be sufficient proceeds to replace the improvements and personal property in the event of a loss against which such insurance is issued. All insurance required under this Article 18, and all other insurance maintained by Tenant on the Premises in excess of or in addition to that required under this Article 18, shall be carried in favor of Landlord and Tenant, as their respective interests may appear (and Landlord's mortgagee or any collateral assignee of Landlord's rights under this Lease, if requested);

     (c) Tenant shall provide and keep in full force and effect workers' compensation insurance, in a form prescribed by the laws of the State in which the Premises is located, and employers' liability insurance;

     (d) Tenant shall, prior to the commencement of and during any permitted rehabilitation, replacement, reconstruction, restoration, renovation or alteration to the Premises, provide and keep in full force and effect builders' risk insurance in accordance with the requirements of this Article;

     (e) Tenant shall provide, keep and maintain in full force and effect business interruption insurance, without a provision for co-insurance, in an amount sufficient to pay Fixed Rent, operating expenses, taxes and insurance for the Premises for a period of at least twelve (12) months; and

     (f) In addition, Tenant shall, at Landlord's request, provide, keep and maintain in full force and effect such other insurance for such risks and in such amounts as may from time to time be commonly insured against in the case of business operations similar to those contemplated by this Lease to be conducted by Tenant on the Premises.

     18.2 In the event Tenant shall fail to procure insurance required under this Article and fail to maintain the same in full force and effect continuously during the term of this Lease, Landlord shall be entitled to procure the same and Tenant shall immediately reimburse Landlord for such premium expense as additional rent.

     18.3 Tenant may comply with its insurance obligations hereunder by endorsement to any blanket policy of insurance. Tenant shall deliver to Landlord certificates issued by the insurance carrier or carriers for each policy of insurance which it is required to maintain by this Lease within ten (10) days after request therefor. Any insurance required by this Article to be procured by one party for the benefit of another party shall contain a provision that the insurance cannot be terminated without thirty (30) days prior written notice to the other party. All insurance required of a party under this Article 18 shall be for periods of not less than one year and shall be maintained with insurance companies qualified to do business in the state in which the Premises are located, with such companies and the form of such policies being otherwise reasonably acceptable to the other party.

     18.4 Tenant shall not knowingly conduct any operation in the Premises which would cause suspension or cancellation of the all risk property damage insurance.

19.      INDEMNITY

     19.1 Subject to the terms and provisions of Paragraph 19.2 hereof, Tenant and Landlord (each an "Indemnitor") will indemnify the other (each an "Indemnitee") against, and hold Indemnitee harmless from, all claims, liabilities, demands or causes of action, including all reasonable expenses of the Indemnitee incidental thereto, for injury to or death of any person and, subject to Article 20 below, damage to any property arising within or on the Premises, and caused by Indemnitor's negligent act or omission or the negligent act or omission of any employee or agent of Indemnitor. The liability of Indemnitor to indemnify Indemnitee as hereinabove set forth shall not extend to any matter against which Indemnitee shall be effectively protected by insurance, provided that, if any such liability shall exceed the amount of the effective and collectible insurance in question, the liability of Indemnitor shall apply to such excess.

     19.2 Landlord shall not be liable to Tenant, its employees, agents, business invitees, licensees, customers, clients, family members or guests for any damage, injury, loss, compensation or claim, including, but not limited to, claims for the interruption of or loss to Tenant's business, based on, arising out of or resulting from any cause whatsoever (other than the negligence of Landlord or Landlord's breach of this Lease or wilful misconduct), including, but not limited to: (a) repairs to any portion of the Premises; (b) interruption in Tenant's use of the Premises; (c) any accident or damage resulting from the use or operation (by Landlord, Tenant or any other person or persons) of any equipment within the Premises, including without limitation, heating, cooling, electrical or plumbing equipment or apparatus; (d) the termination of this Lease by reason of the condemnation or destruction of the Premises in accordance with the provisions of this Lease; (e) any fire, robbery, theft, mysterious disappearance or other casualty; (f) the actions of any other person or persons; and (g) any leakage or seepage in or from any part or portion of the Premises, whether from water, rain or other precipitation that may leak into, or flow from, any part of the Premises, or from drains, pipes or plumbing fixtures in the Improvements. Any goods, property or personal effects stored or placed by the Tenant or its employees in or about the Premises shall be at the sole risk of the Tenant.

     19.3 Except to the extent of Landlord's obligations under Paragraph 19.1 above, the Tenant shall defend, indemnify and save and hold Landlord harmless from and against any and all liabilities, obligations, losses, damages, injunctions, suits, actions, fines, penalties, claims, demands, costs and expenses of every kind or nature (other than those arising from the negligence of Landlord or Landlord's breach of this Lease or wilful misconduct), including reasonable attorneys' fees and court costs, incurred by Landlord, arising directly or indirectly from or out of: (a) any accident, injury or damage which shall happen at, in or upon the Premises, however occurring; (b) any matter or thing growing out of the condition, occupation, maintenance, alteration, repair, use or operation of the Premises or any part thereof by Tenant or by any employee, agent, invitee, customer, licensee or contractor of Tenant, or the operation of the business contemplated by this Lease to be conducted thereon, thereat, therein, or therefrom; (c) any failure of Tenant to comply with any laws, ordinances, requirements, orders, directions, rules or regulations of any governmental authority; or (d) any other act or omission of Tenant, its employees, agents, invitees, customers, licensees or contractors.

     19.4 Tenant shall promptly notify Landlord of any claim, action, proceeding or suit instituted or threatened against Tenant or Landlord of which Tenant receives notice or of which Tenant acquires knowledge. In the event Landlord is made a party to any action for damages or other relief against which Tenant has indemnified Landlord, as aforesaid, Tenant shall defend Landlord, pay all costs and shall provide effective counsel to Landlord in such litigation or, at Landlord's option, shall pay all reasonable attorneys' fees and costs incurred by Landlord in connection with its own defense or settlement of said litigation.

20.      RELEASE AND WAIVER OF SUBROGATION

     Landlord and Tenant hereby waive and release each other of and from any and all rights of recovery, claim, action or cause of action against each other, their agents, officers, directors, partners and employees, for any loss or damage that may occur to the Building or any other improvements to the Premises or any personal property, including building contents, within the Premises, by reason of fire or the elements of nature or other events to the extent covered by insurance coverage carried under this Lease, regardless of cause or origin including negligence of Landlord or Tenant and their agents, officers, directors, partners and employees. Landlord and Tenant shall immediately give written notice of the terms of the mutual waivers contained in this Article 20 to each of their respective insurance companies (if any, Tenant acknowledging that Landlord may not carry any such insurance) which have issued policies of insurance covering all risk property damage, and shall have the insurance policies properly endorsed to reflect the insurance company's acknowledgment of such waiver and the absence of any subrogation rights. Each party shall provide to the other, annually within ten (10) days after request therefor, evidence that its all risk property damage insurance policies have been so endorsed.

21.      FIRE AND CASUALTY DAMAGE

     21.1 If the Premises should be damaged by fire or other casualty (a) at any time during the term of this Lease and the Premises could not, with timely and diligent best efforts, be repaired and restored within eighteen (18) months of the casualty, or (b) during the last three (3) years of the term of this Lease, or any renewal thereof, such that the cost of rebuilding or repairs exceeds twenty percent (20%) of the replacement cost of the Premises, then Tenant may, at its discretion, failing which Landlord may (unless, with respect to clause "b" above, Tenant exercises any right it may have to extend the term of this Lease), at its discretion, within thirty (30) days after the determination of the cost of such rebuilding and repairs and estimated time for completion, terminate this Lease on written notice to the other party. In the event Landlord exercises its rights under clause "b" of the preceding sentence to terminate this Lease, such termination shall be voided if, within thirty (30) days from Tenant's receipt of Landlord's notice of termination, Tenant exercises any right it may have to extend the term of this Lease. In such event, the Lease shall terminate on the later of (a) the expiration of coverage benefits under the business interruption insurance to be carried under the terms of this Lease or (b) one hundred and eighty (180) days after the date of such notice; and Fixed Rent and all other charges payable by Tenant hereunder shall abate as of the date of termination and all insurance proceeds, other than for business interruption coverage, shall be payable to Landlord. In such event, however, Tenant shall, at its expense, promptly make any repairs necessary to render the Premises safe and free from any nuisance, and Landlord shall release available insurance proceeds for payment of such necessary repairs.

     21.2 If the Premises should be damaged and this Lease cannot be or is not terminated pursuant to Paragraph 21.1 above, then Tenant shall, at its sole cost and risk, proceed forthwith to rebuild or repair the Premises in compliance with all Legal Requirements and otherwise to substantially the condition which existed prior to such damage, except that Tenant shall have the right to make changes to the Premises in the course of such restoration, subject to Landlord's reasonable approval of such changes.

     21.3 The cost of rebuilding and repair of the Premises and the number of days within which the Premises can be rebuilt or repaired shall be determined by an independent contractor mutually acceptable to both Landlord and Tenant.

     21.4 If this Lease cannot be or is not terminated by Landlord or Tenant pursuant to Paragraph 21.1 above, then all casualty insurance proceeds payable with respect to any damage or destruction of the Premises shall be applied solely to the cost of the rebuilding or repair of the damage or destruction. In the event the insurance proceeds are insufficient to cover the costs of the rebuilding or repairs, the excess costs shall be borne by the Tenant.

     21.5 In the event of a casualty resulting in a loss payment for the Building and other improvements in an amount greater than FIFTY THOUSAND AND NO/100 DOLLARS ($50,000.00), the proceeds of all insurance policies maintained by Tenant shall be deposited in Landlord's name in an escrow account at a bank or other financial institution designated by Landlord, and shall be used by Tenant for the repair, reconstruction or restoration of the Building and improvements. Such proceeds shall be disbursed periodically by Landlord upon certification of the architect or engineer having supervision of the work that such amounts are the amounts paid or payable for the repair, reconstruction or restoration. Tenant shall, at the time of establishment of such escrow account and from time to time thereafter until said work shall have been completed and paid for, furnish Landlord with adequate evidence that at all times the undisbursed portion of the escrowed funds, together with any funds made available by Tenant, is sufficient to pay for the repair, reconstruction or restoration in its entirety. Tenant shall obtain, and make available to Landlord, receipted bills and, upon completion of each portion of said work, full and final waivers of lien. In the event of a casualty resulting in a loss payment for the Improvements in an amount equal to or less than the amount stated above, the proceeds shall be paid to Tenant, and shall be applied towards repair, reconstruction and restoration.

     21.6 Notwithstanding that Tenant is not required, under certain circumstances, to deposit insurance proceeds with Landlord to be disbursed for the costs of repairs under this Article , Tenant shall nonetheless give Landlord reasonable prior written notice of any such repairs including copies of any and all plans and specifications therefor.

22.      CONDEMNATION

     22.1 In the event any part of the Building or a "substantial portion of the Premises" as defined in Paragraph 22.3 is taken or condemned by any competent authority, Tenant shall have the right subject to Landlord being able in a timely manner to substitute comparable parking and/or facilities: (a) to terminate this Lease as of the first day following the earlier of the date of title transfer or the date of the taking of possession by the condemning authority, or (b) to continue the Lease in full force and effect with a reduced Fixed Rent commensurate with the reduced leasable square footage of the Building and/or reduced utility of the Premises, as demonstrated by Tenant, in lieu of the amount of Fixed Rent otherwise provided herein, which reduction in Fixed Rent shall be effective on the date the taking of possession by the condemning authority. Tenant shall give notice to Landlord of its election, within thirty
(30) days after the date Landlord notifies Tenant of the impending condemnation.

     22.2 If Tenant does or may not elect to terminate this Lease as set forth herein, then Tenant shall commence and diligently continue thereafter to restore any portion of the Premises remaining after the taking to substantially the same condition and tenantability as existed immediately preceding the taking, provided that Landlord makes all condemnation proceeds, or so much thereof as are necessary for such reconstruction, available to Tenant.

     22.3 For the purposes of Paragraph 22.1, a "substantial portion of the Common Areas" is defined to mean either of the following: (i) ten percent (10%) or more of the parking spaces within the "Parking Field" (as shown and labeled on Exhibit B hereto) unless there exists, after such taking, a parking ratio of at least five (5) spaces in the Parking Field per one thousand (1,000) square feet of space in the Building; or (ii) loss through the taking or condemnation of adequate access via easements of record from the Premises to adjoining streets or highways through those access points labeled on Exhibit B as "Critical Access Ways"; provided, however, Landlord shall be deemed to have "substitute[d] comparable . . . facilities" within the meaning of Paragraph 22.1 above in the event of the condemnation of the Daniels Road Critical Access Way so long as there shall remain or be substituted an entranceway of reasonably comparable size and function (to the Daniels Road Critical Access Way) from Daniels Road to the overall shopping center of which the Premises is a part.

     22.4 Termination of this Lease because of condemnation shall be without prejudice to the rights of either Landlord or Tenant to recover from the condemning authority compensation and damages for the injury or loss sustained by them as a result of the taking. Without limiting the foregoing, Tenant shall have the right to make a claim against the condemning authority for any positive value of its leasehold estate, the value of its trade fixtures, furniture and personal property, damages for interruption or relocation of business in the Premises, loss of good will, moving and remodeling expenses and value of any leasehold improvements made by Tenant on or to the Premises after the date of the Lease.

23.      DEFAULT

     23.1 (a) Tenant shall be in default under this Lease if and only if one of the following events shall occur:

      (i) Tenant shall fail to pay Fixed Rent when due and the failure shall continue for a ten (10) day period after Tenant's receipt of written notice thereof.

     (ii) If Tenant shall breach any other term or covenant of or fail to perform any of its other obligations under this Lease and the breach or failure shall continue for a thirty-day period after Landlord shall have given Tenant written notice of its failure to perform. However, if Tenant shall fail to perform an obligation under this Lease, other than an obligation to pay Fixed Rent or additional rent, and the failure cannot be reasonably cured by Tenant within thirty (30) days after Landlord shall have given written notice of the failure, Tenant shall not be in default if Tenant commences to cure the failure within the thirty-day period and diligently thereafter prosecutes the cure to the completion.

     (iii) If Tenant shall desert or abandon the Premises (which shall not include the mere discontinuance of Tenant's business operations at the Premises so long as the Tenant properly maintains and preserves the Premises and is otherwise fulfilling its obligations with respect to the preservation, protection and maintenance of the Premises hereunder).

     (iv) If, at any time during the term of this Lease, Tenant or "Guarantor" (as hereinafter defined) shall file in any court, pursuant to any statute of either the United States or of any State, a petition in bankruptcy or insolvency, or for reorganization or arrangement, or for the appointment of a receiver or trustee of all or any portion of Tenant's property, including, without limitation, its leasehold interest in the Premises, or if Tenant shall make an assignment for the benefit of its creditors or petitions for or enters into an arrangement with its creditors.

     (v) If, at any time during the term of this Lease, there shall be filed against Tenant or Guarantor in any courts pursuant to any statute of the United States or of any State, a petition in bankruptcy or insolvency, or for reorganization, or for the appointment of a receiver or trustee of all or a portion of Tenant's property, including, without limitation, its leasehold interest in the Premises, and any such proceeding against Tenant shall not be dismissed within sixty (60) days following the commencement thereof.

     (vi) If Tenant's leasehold interest in the Premises or property therein shall be seized under any levy, execution, attachment or other process of court where the same shall not be vacated or stayed on appeal or otherwise within thirty (30) days thereafter, or if Tenant's leasehold interest in the Premises is sold by judicial sale and such sale is not vacated, set aside or stayed on appeal or otherwise within thirty (30) days thereafter.

         (b)      Intentionally Deleted.

     23.2 If Tenant shall be in default under this Lease, Landlord, at any time thereafter, shall have and may exercise any of the following rights and remedies:

     (a) Landlord may, pursuant to written notice thereof to Tenant, terminate this Lease and, peaceably or pursuant to appropriate legal proceedings, re-enter, retake and resume possession of the Premises for Landlord's own account and, for Tenant's breach of and default under this Lease, recover immediately from Tenant any and all rents and other sums and damages due or in existence at the time of such termination, including, without limitation, (i) all Fixed Rent and other sums, charges, payments, costs and expenses agreed and/or required to be paid by Tenant to Landlord hereunder; (ii) all costs and expenses of Landlord in connection with the recovery of possession of the Premises, including reasonable attorneys' fees and court costs; (iii) all costs and expenses of Landlord in connection with any reletting or attempted reletting of the Premises or any part or parts thereof and properly allocable to the remaining term of this Lease, including, without limitation, brokerage fees, attorneys' fees and the cost of any alterations or repairs which may be reasonably required to so relet the Premises, or any part or parts thereof; and
(iv) liquidated damages in an amount equal to the then present value of total rentals for the remaining portion of the Lease term less the then present value of the fair market rental for the premises for the remaining Lease term (fair market rental shall be determined with the Premises to be let in "as is" condition as vacated by Tenant, with any successor tenant to pay all costs of appropriate modifications to the Premises, except to the extent of costs and expenses of reletting or attempted reletting recovered from Tenant under subsection "iii" of this Paragraph , and present value shall be calculated based upon an discount rate of EIGHT PERCENT (8%) per annum).

     (b) Landlord may, pursuant to any prior notice required by law, and without terminating this Lease, peaceably or pursuant to appropriate legal proceedings, re-enter, retake and resume possession of the Premises for the account of
Tenant, make such alterations of and repairs to the Premises as may be reasonably necessary in order to relet the same or any part or parts thereof and relet or attempt to relet the Premises or any part or parts thereof for such term or terms (which may be for a term or terms extending beyond the term of this Lease), at such rents and upon such other terms and provisions as Landlord, in its sole, but reasonable, discretion, may deem advisable. If Landlord relets or attempts to relet the Premises, Landlord shall be the judge, in Landlord's reasonable discretion, as to the terms and provisions of any new lease or sublease and of whether or not a particular proposed new tenant or sublessee is acceptable to Landlord. Upon any such reletting, all rents received by the Landlord from such reletting shall be applied, (a) first, to the payment of all costs and expenses of recovering possession of the Premises, (b) second, to the payment of any costs and expenses of such reletting and properly allocable to the remaining term of this Lease, including brokerage fees, attorneys' fees and the cost of any alterations and repairs reasonably required for such reletting;
(c) third, to the payment of any indebtedness, other than Fixed Rent, due hereunder from Tenant to the Landlord, (d) fourth, to the payment of all Fixed Rent and other sums due and unpaid hereunder, and (e) fifth, the residue, if any, shall be held by the Landlord and applied in payment of future Fixed Rents as the same may become due and payable hereunder. If the rents received from such reletting during any period shall be less than that required to be paid during that period by the Tenant hereunder, Tenant shall promptly pay any such deficiency to the Landlord and failing the prompt payment thereof by Tenant to Landlord, Landlord shall immediately be entitled to institute legal proceedings for the recovery and collection of the same. Such deficiency shall be calculated and paid at the time each payment of rent shall otherwise become due under this Lease, or, at the option of Landlord, at the end of the term of this Lease. Landlord shall, in addition, be immediately entitled to sue for and otherwise recover from Tenant any other damages occasioned by or resulting from any abandonment of the Premises or other breach of or default under this Lease other than a default in the payment of rent. No such re-entry, retaking or resumption of possession of the Premises by the Landlord for the account of Tenant shall be construed as an election on the part of Landlord to terminate this Lease unless a written notice of such intention shall be given to the Tenant or unless the termination of this Lease be decreed by a court of competent jurisdiction. Notwithstanding any such re-entry and reletting or attempted reletting of the Premises or any part or parts thereof for the account of Tenant without termination, Landlord may at any time thereafter, upon written notice to Tenant, elect to terminate this Lease or pursue any other remedy available to Landlord for Tenant's previous breach of or default under this Lease. (c) Landlord may, without re-entering, retaking or resuming possession of the Premises, sue for all Fixed Rent and all other sums, charges, payments, costs and expenses due from Tenant to Landlord hereunder as they become due under this Lease, as well as all other sums, charges, payments, costs and expenses due and payable by Tenant to Landlord hereunder. Landlord may then proceed to recover and collect all such unpaid Fixed Rent and other sums so sued for by Tenant by distress, levy, execution or otherwise. Landlord shall use reasonable efforts to relet the Premises in order to minimize or mitigate Landlord's damages or Tenant's loss as a result of Tenant's breach of or default under this Lease. (d) In addition to the remedies hereinabove specified and enumerated, Landlord shall have and may exercise the right to invoke any other remedies allowed at law or in equity as if the remedies of re-entry, unlawful detainer proceedings and other remedies were not herein provided. Accordingly, the mention in this Lease of any particular remedy shall not preclude Landlord from having or exercising any other remedy at law or in equity. Nothing herein contained shall be construed as precluding the Landlord from having or exercising such lawful remedies as may be and become necessary in order to preserve the Landlord's right or the interest of the Landlord in the Premises and in this Lease, even before the expiration of any notice periods provided for in this Lease (but not to include termination of this Lease or dispossession of the Tenant hereunder), if under the particular circumstances then existing the allowance of such notice periods will prejudice or will endanger the rights and estate of the Landlord in this Lease and in the Premises.

     (e) If Tenant shall default in the performance of any term, provisions, covenant or condition on its part to be performed hereunder, Landlord may, after written notice and opportunity to cure to Tenant as set forth herein (or without notice if, in Landlord's reasonable opinion, an emergency exists) perform the same for the account and at the expense of Tenant. If, at any time and by reason of such default, Landlord is compelled to pay, or elects to pay, any sum of money or do any act which will require the payment of any sum of money, or is compelled to incur any expense in the enforcement of its rights hereunder or otherwise, such sum or sums, together with interest thereon from the date of demand for payment at the rate set forth in Paragraph 23.6 hereof, shall be deemed additional rent hereunder and shall be repaid to Landlord by Tenant promptly when billed therefor, and Landlord shall have all the same rights and remedies in respect thereof as Landlord has in respect of the rents herein reserved.

     (f) The rights and remedies provided and available to Landlord in this Lease are distinct, separate and cumulative remedies, and no one of them, whether or not exercised by Landlord, shall be deemed to be in exclusion of any other.

     23.3 In the event this Lease is assigned or sublet by Tenant and Tenant remains liable for the performance of Tenant's obligations of this Lease, and should any default occur requiring notice as provided in this paragraph, Landlord agrees that it will furnish Tenant with a copy of the notice at the same time it is sent to the assignee or sublessee. In the event that the default is not corrected by the assignee or sublessee during the specified time periods, Tenant shall have an additional period of ten (10) days to correct the default, and, upon correction of the default, Tenant shall have the right and option to resume actual possession of the Premises as Tenant for the unexpired term of this Lease in which event it shall have the continuing obligations of Tenant under the Lease.

     23.4 Should there be any default or breach of this Lease on the part of Landlord, Tenant shall give Landlord notice thereof, and should Landlord fail to correct the breach or default within thirty (30) days after the notice, Tenant may remedy the breach or default and Landlord shall reimburse Tenant on demand the reasonable costs incurred in good faith by Tenant in remedying any such breach or default. If Landlord fails to reimburse Tenant for any such costs when due, or if Landlord fails to pay any other sum owing to Tenant hereunder within fifteen (15) days after the same is past due, then Tenant shall have the right to deduct the same, together with interest from the date of demand at the rate set forth in Paragraph 23.6 hereof, from rentals due or to become due Landlord, or pursue any other legal or equitable remedy for which it is entitled. If Tenant has not been reimbursed for its reasonable cost in remedying Landlord's breach or default at the expiration of the term of this Lease, or if Landlord is indebted to Tenant because of a breach or default of this Lease at the expiration of the term, Tenant may, at its option, extend this Lease on the same terms and conditions then in effect until the costs and indebtedness are fully paid by application of all rental thereto. Provided, however, if Landlord shall fail to perform an obligation under this Lease, and the failure cannot be cured by Landlord within thirty (30) days after Tenant shall have given written notice of the failure, Landlord shall not be in default if Landlord commences to cure the failure within the thirty-day period and diligently thereafter prosecutes the cure to the completion. In the event Tenant is awarded a money judgment against Landlord, Tenant's sole recourse for satisfaction of such judgment shall be limited to execution against the Premises or attachment upon any identifiable rent, sales or other proceeds of the Premises receivable by Landlord from and after Landlord's receipt of notice of default specifying the default upon which Tenant ultimately obtains judgment.

     23.5 If a dispute shall arise between the parties as to the performance of any obligation, a party contending that an obligation is the other party's duty may perform the obligation under protest. The performance of an obligation under protest shall not be regarded as voluntary performance. A party which shall have performed an obligation under protest shall have the right to bring suit for the recovery of the cost and expense of performance. If it shall be determined that the other party was required to perform the obligation, the other party shall reimburse the party that shall have performed the obligation under protest for the cost and expense of performance.expense of performance.

     23.6 In the event either party hereto fails to pay any sum due under this Lease within ten (10) days from the due date specified in this Lease, such past due amount shall accrue, and the failing party shall be liable for, interest from the original due date until paid at an annual rate equal to the lesser of
(i) the prime rate then published in the Wall Street Journal plus three percent (3%) or (ii) the maximum rate permitted by law.

24.      HAZARDOUS MATERIALS

         24.1 The following terms shall have the meanings ascribed to them under this Paragraph 24.1:

     (a) "Hazardous Materials" shall mean any chemical, substance, material or combination thereof which is or may be hazardous to human health or safety or to the environment due to its radioactivity, ignitability, infectiousness or other harmful or potentially harmful properties or effects, including petroleum and petroleum products, asbestos, radon, polychlorinated biphenyl ("PCBs") and all of those chemicals, substances, materials or combinations thereof that are listed, defined or regulated in any manner by any Environmental Law (defined below).

     (b) "Environmental Cleanup Work" shall mean any cleanup, remediation, removal, construction, alteration, demolition, renovation or installation that is required in connection with Hazardous Materials installed, used, stored, handled or located on the Premises or disposed of from the Premises in order to comply with any Environmental Law.

     (c) "Environmental Law" shall mean any federal, state or local environmental, health and/or safety-related law, and any related decision of the courts, ordinance, rule, regulation, code, order, directive, guideline, permit or permit condition.

     24.2 Tenant hereby represents to Landlord the following, to the best of its knowledge, as of the Effective Date:

     (a) The Premises has not been used for the disposal of refuse or waste, or for the generation, processing, manufacture, storage, handling, treatment, release, discharge or disposal of any Hazardous Materials.

     (b)      The Premises is in compliance with all Environmental Laws.

     (c) No (i) asbestos-containing materials, (ii) machinery, equipment or fixtures containing PCBs, (iii) storage tanks for gasoline or any other substance or (iv) urea formaldehyde foam insulation has been installed, used, stored, handled or located on the Premises.

     24.3 Notwithstanding any other provision of this Lease, in the event that Landlord shall fail to comply with, and pay all costs incurred in complying with, any Environmental Law then in effect regarding the environmental state, condition and quality of the Premises (including the performance of and payment for any Environmental Cleanup Work and the preparation of any closure or other required plans, but excluding, however, any compliance and/or costs related to Hazardous Materials on the Premises as of the Effective Date hereof or occasioned by the use, transportation, storage, spillage or discharge thereon, therein or therefrom of any toxic or hazardous chemicals, compounds, materials or substances, by Tenant, or by its employees, agents, invitees, customers, licensees or contractors), and such failure materially interferes with Tenant's ability to use and enjoy the Premises for the uses permitted, and such failure continues for a period of thirty (30) days after Tenant shall have given written notice to Landlord of such failure [provided, however, if the failure cannot be cured within thirty (30) days, Landlord shall not be in default if Landlord commences to cure the failure within the 30-day period and diligently thereafter prosecutes the cure to completion], then Tenant shall have the right, as its sole and exclusive remedy as a result thereof, to terminate this Lease by prior written notice to Landlord, such termination to be effective as of the date set forth in such notice.

     24.4 (a) Tenant shall at all times during the term of this Lease keep the Premises free of Hazardous Materials generated by, resulting from or being incident to Tenant's use of the Premises, and neither Tenant nor any of its employees, agents, invitees, licensees, contractors or subtenants (if permitted) shall use, generate, manufacture, refine, treat, process, produce, store, deposit, handle, transport, release, or dispose of Hazardous Materials in, on or about the Premises or the groundwater thereof, in violation of any federal, state or municipal law, decision, statute, rule, ordinance or regulation currently in existence or hereafter enacted or rendered. Tenant shall give Landlord prompt written notice of any claim received by Tenant from any person, entity, or governmental agency that a release or disposal of Hazardous Materials has occurred on the Premises or the groundwater thereof.

     (b) Tenant shall not discharge or permit to be discharged into any septic facility or sanitary sewer system serving the Premises any toxic or hazardous sewage or waste other than that which is normal domestic waste water for the type of business contemplated by this Lease to be conducted by Tenant on, in or from the Premises. Any toxic or hazardous sewage or waste which is produced or generated in connection with the use or operation of the Premises shall be handled and disposed of as required by and in compliance with all Environmental Laws or shall be pre-treated to the level of domestic wastewater prior to discharge into any septic facility or sanitary sewer system serving the Premises.

     24.5 Notwithstanding any other provision of this Lease, Tenant shall and hereby does agree to indemnify, protect, defend and hold harmless Landlord and its partners, directors, officers, employees, shareholders, agents, contractors and each of their respective successors and assigns from and against any and all costs, claims, judgments, damages, penalties, fines, taxes, costs, liabilities, losses and expenses arising at any time during or after the term of this Lease as a result of or in connection with (a) the presence of any Hazardous Materials on the Premises as of the Effective Date hereof or as the direct result of Tenant's activities on or in the Premises; (b) any contamination of the Premises, or the groundwaters thereof, arising on or after the date Tenant takes possession of the Premises and occasioned by the use, transportation, storage, spillage or discharge thereon, therein or therefrom of any toxic or hazardous chemicals, compounds, materials or substances, by Tenant, or by its employees, agents, invitees, customers, licensees or contractors; or (c) any discharge of toxic or hazardous sewage or waste materials from the Premises into any septic facility or sanitary sewer system serving the Premises arising on or after the date Tenant takes possession of the Premises, by Tenant or by its employees, agents, invitees, customers, licensees or contractors.

     24.6 Notwithstanding any other provision of this Lease, Landlord shall and hereby does agree to indemnify, protect, defend and hold harmless Tenant and its partners, directors, officers, employees, shareholders, agents, contractors and each of their respective successors and assigns from and against any and all costs, claims, judgments, damages, penalties, fines, taxes, costs, liabilities, losses and expenses arising at any time during or after the term of this Lease as a result of or in connection with (a) the presence of any Hazardous Materials on the Premises as the direct result of Landlord's activities on, in or adjacent to the Premises; (b) any contamination of the Premises, or the groundwaters thereof, arising on or after the date Landlord became or becomes the owner of the Premises and occasioned by the use, transportation, storage, spillage or discharge thereon, therein or therefrom of any toxic or hazardous chemicals, compounds, materials or substances, by Landlord or by its employees, agents, invitees, customers, licensees or contractors; or (c) any discharge of toxic or hazardous sewage or waste materials from the Premises into any septic facility or sanitary sewer system serving the Premises arising on or after the date Landlord became or becomes the owner of the Premises, by Landlord or by its employees, agents, invitees, customers, licensees or contractors.

     24.7 Tenant's and Landlord's obligations to each other under and pursuant to the foregoing Paragraphs and shall survive the expiration or earlier termination of this Lease.

25.      SUBORDINATION AND NON-DISTURBANCE

     25.1 Prior to the Commencement Date of this Lease, Landlord shall obtain from the current holder of any mortgage or deed of trust encumbering all or any part of the Premises, a Subordination, Non-Disturbance and Attornment Agreement in the form set forth in Exhibit F, providing, among other things, that the holder will recognize Tenant's lease of the Premises hereunder and will not disturb Tenant's quiet possession of the Premises as long as Tenant is not in default under provisions of this Lease. Tenant agrees not to unreasonably withhold its consent to any changes reasonably required by Landlord's mortgagee to the form attached as Exhibit F hereto. This Lease shall be subordinate to the lien of any mortgages or deeds of trust hereafter placed upon Landlord's interest in the Premises, provided that Landlord shall have first secured for Tenant's benefit, with Tenant's joinder, a written Subordination, Non-Disturbance and Attornment Agreement in substantially the form set forth in Exhibit F, provided that Tenant shall not unreasonably withhold its consent to any changes required by Landlord's mortgagee.

     25.2 If Landlord defaults in making payment under any mortgage or deed of trust encumbering all or any part of the Premises, or if Landlord is in breach or in default of any such mortgage or deed of trust in any respect, and the holder thereof shall have declared a default thereunder, Tenant shall have the right but not the duty, after written notice to Landlord, to make all payments of Fixed Rent and other charges thereafter becoming due under this Lease to the mortgagee or beneficiary thereunder in lieu of Landlord, and payments so made shall discharge the obligation of Tenant hereunder with respect to such payments.

26.      NOTICES

     26.1 Any notice required to be given under the terms of this Lease shall be in writing, shall be sent by hand delivery, nationally recognized overnight courier, or by U.S. mail, postage prepaid, via registered or certified mail return receipt requested, and shall be effective upon the earlier of: (i) receipt, or (ii) refusal to accept or attempted delivery to Landlord or Tenant to the following addresses:

TENANT:                 Barnes & Noble Superstores, Inc.
                        122 Fifth Avenue
                        New York, New York 10011
                        Attention: Mitchell S. Klipper, Executive Vice President

with a copy to the same address, Attention: Lease Administration. For invoices or statements, an additional copy shall be sent to Tenant at the following address:

                         Accounts Payable Department
                         1400 Old Country Road
                         Westbury, New York 11590
                         Attention: Property Accounting

and also copy to:        Drenner & Stuart, L.L.P.
                         301 Congress Avenue
                         Suite 2100
                         Austin, Texas   78701
                         Attention:  Michael L. Robertson, Esq.

LANDLORD:                OLP Ft. Myers, Inc.
                         60 Cutter Mill Road, Suite 303
                         Great Neck, New York  11021
                         Attention:  Matthew J. Gould

with a copy to:          OLP Ft. Myers, Inc.
                         60 Cutter Mill Road, Suite 303
                         Great Neck, New York  11021
                         Attention:  Mark H. Lundy, Esq.

     26.2 Payments of Fixed Rent and other charges shall be forwarded to Landlord at the address set forth on page 1 hereof via first class mail. If at any time, or from time to time, there shall be more than one Landlord, the Landlords shall designate a party to receive all notices and rent payments, and service upon or payment to the designated party shall constitute service upon or payment to all. Tenant shall not be required to issue multiple checks for any single payment of Fixed Rent or other charges hereunder.

     26.3 Either party may designate a new address for notice hereunder upon ten
(10) days' advance written notice to the other party in the manner set forth in Paragraph 26.1 above.

27.      MEMORANDUM OF LEASE

     Landlord agrees, upon Tenant's request, to execute a Memorandum of Lease in the form of Exhibit G. Tenant may record the Memorandum of Lease at its expense following the Commencement Date. The provisions of this Lease shall control, however, in regard to any omissions from the Memorandum of Lease or any provisions hereof which may be in conflict with the Memorandum of Lease.

28.      LIENS

     If because of any act or omission of Tenant a mechanic's or other lien shall be filed against the Premises, notwithstanding the provisions of Paragraph
11.5 above, Tenant shall, at Tenant's own cost and expense, within thirty (30) days after notice of the filing thereof, cause the same to be cancelled and discharged of record, or shall furnish Landlord with a surety bond issued by a surety company protecting Landlord from any loss because of non-payment of such lien claim. In the event Tenant posts a surety bond, Tenant shall be entitled to contest any such lien claims by appropriate judicial proceedings.

29.      (INTENTIONALLY OMITTED)

30.      FORCE MAJEURE

     Landlord and Tenant shall be excused for the period of any delay in performance of any obligations hereunder when prevented from doing so by the wrongful or negligent acts or omissions of the other party or by causes beyond either party's control, which shall include all labor disputes, civil disturbance, war, war-like operations, invasions, rebellion, hostilities, military or usurped power, sabotage, governmental regulations or controls, fires or other casualty, inability to obtain any material or service or acts of God. Notwithstanding the foregoing, nothing contained in this Article shall excuse either party from paying in a timely fashion any payments due under the terms of this Lease.

31.      BROKERS

     Tenant and Landlord represent and warrant to each other that such party has not had any dealings with any realtor, broker or agent in connection with this Lease or the negotiation hereof, and each party agrees to defend, indemnify and hold the other party harmless from any cost, expense or liability, including reasonable attorney's fees, for any breach of this representation. Notwithstanding the foregoing, both Landlord and Tenant acknowledge that Staubach Real Estate Services has acted as broker relative to the sale of the Premises from Tenant to Landlord, and such broker's commission relative to such sale and this Lease has been paid in full at the closing of such sale.

32.      LANDLORD'S SUBORDINATION

     Within fifteen (15) days after request from Tenant, Landlord shall execute a subordination agreement in favor of any lender subordinating any liens arising in favor of Landlord with respect to Tenant's trade fixtures and personal property. Such subordination agreement shall be in a form reasonably acceptable to Landlord, Tenant and Tenant's lender.

33.      ESTOPPEL CERTIFICATES

     Within fifteen (15) days after written request from a party hereto, the other party shall execute, acknowledge and deliver to the requesting party an estoppel certificate certifying: (i) that this Lease is unmodified and in full force and effect (or, if there have been modifications, that this Lease is in full force and effect, as modified, and stating the date and nature of each modification; (ii) the date to which rental and other sums payable hereunder have been paid; (iii) that no notice has been received by such other party of any default which has not been cured, except as to defaults specified in the estoppel certificate; and (iv) such other matters as may reasonably be requested by the other party, its lender, assignee or purchaser (or proposed lender, assignee or purchaser). Any such estoppel certificate may be relied upon by any such purchaser, lender or assignee for estoppel purposes only, as an absolute bar to any inconsistent action, allegation or position by Tenant, and no party executing such estoppel certificate shall otherwise be liable for damages or other losses as a result of inaccuracy in the information contained in such estoppel certificate.

34.      INTENTIONALLY DELETED

35.      MISCELLANEOUS

     35.1 The failure of Landlord or Tenant to insist upon prompt and strict performance of any of the terms, conditions or undertakings of this Lease, or to exercise any right herein conferred, in any one or more instances, shall not be construed as a waiver of the same or any other term, condition, undertaking, right or option.

     35.2  The  terms,  covenants,   agreements,   conditions  and  undertakings
contained herein shall be binding upon and shall inure to the benefit of the heirs, successors in interest and assigns of the parties hereto. Where more than one party shall be the Landlord under this Lease, the word "Landlord" whenever used in this Lease shall include all Landlords jointly and severally.

     35.3 This Lease contains the entire agreement between the parties hereto and no representations, inducements, promises or agreements, oral or otherwise, entered into prior to the execution of this Lease, will alter the covenants, agreements and undertakings herein set forth. This Lease shall not be modified in any manner, except by an instrument in writing executed by all parties.

    35.4 If any term or provision of this Lease or the application thereof to any person or circumstance shall, to any extent, be invalid or unenforceable, the remainder of this Lease, or the application of such term or provision to persons or circumstances other than those as to which it is held invalid or unenforceable, shall not be affected thereby and each term and provision of this Lease shall be valid and be enforced to the fullest extent permitted by law. The terms and provisions of this Lease shall not be construed against or in favor of a party hereto merely because such party or its counsel is the draftsman of this Lease.

     35.5 All of the terms and words used in this Lease, regardless of the number and gender in which they were used, shall be deemed and construed to include any other number (singular and plural), and any other gender (masculine, feminine or neuter), as the context or sense of this Lease or any paragraph or clause hereof may require, the same as if the words had been fully and properly written in the number and gender.

     35.6 Any reference contained in this Lease to the "Effective Date" or similar terms shall mean the last date on which any party required to execute or initial this Lease does so, and such date shall be set forth in the first paragraph of this Lease where indicated.

     35.7 Tenant and Landlord each warrant and represent that the party signing this Lease on behalf of each has authority to enter into this Lease and to bind Tenant and Landlord, respectively, to the terms, covenants and conditions contained herein. Each party shall deliver to the other, upon request, all documents reasonably requested by the other evidencing such authority, including a copy of all corporate resolutions, consents or minutes reflecting the authority of persons or parties to enter into agreements on behalf of such party.

     35.8 Article or Paragraph headings or captions contained herein are provided for convenience purposes only and shall not be considered in any way in connection with the construction of the substantive terms and provisions of this Lease.

     35.9 This Lease shall be governed by and construed and enforced in accordance with the internal substantive laws (but not the rules governing conflicts of laws) of the state in which the Premises is located.

     35.10 In the event either party hereto initiates litigation or hires legal counsel to enforce or protect its rights under this Lease, the prevailing party shall be entitled to recover from the unsuccessful party, in addition to any other damages or relief awarded or obtained, all court costs and reasonable attorneys', paralegals' and experts' fees and costs incurred in connection with such litigation or action by legal counsel before trial, at trial and upon appeal.

     35.11 Nothing contained in this Lease shall be construed to create a partnership, joint venture or relationship of principal and agent between Landlord and Tenant. No provision of this Lease shall be construed to confer any rights or remedies upon any party other than Landlord and Tenant.

     35.12 When used herein, the terms "including" and "includes" and similar words or phrases shall be deemed to be terms of illustration only and not limitation.

     35.13 Landlord and Tenant acknowledge and agree that both parties intend that this Lease shall be and constitute what is generally referred to as a "triple net" or "absolute net" lease, such that, except as expressly provided herein, Tenant shall be obligated hereunder to pay all costs and expenses incurred with respect to, and associated with, the Premises and the business operated thereon and therein; provided, however, that Landlord shall nonetheless be obligated to pay any debt service on any mortgage encumbering Landlord's fee simple interest in the Premises, and Landlord's personal income taxes with respect to the rents received by Landlord under this Lease. Except as expressly hereinabove provided, Landlord shall bear no cost or expense of any type or nature with respect to, or associated with, the Premises.

       35.14 TENANT AND LANDLORD HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE THE RIGHT EITHER OF THEM OR THEIR HEIRS,
PERSONAL REPRESENTATIVES, SUCCESSORS OR ASSIGNS MAY HAVE TO A TRIAL BY JURY IN RESPECT TO ANY LITIGATION ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS LEASE OR ANY AGREEMENT CONTEMPLATED TO BE EXECUTED IN CONJUNCTION HEREWITH, OR ANY COURSE OF CONDUCT, COURSE
OF DEALING, STATEMENTS (WHETHER VERBAL OR WRITTEN) OR ACTIONS OF
ANY PARTY. THIS PROVISION IS A MATERIAL INDUCEMENT TO LANDLORD'S ACCEPTING THIS LEASE.

     35.15 This Lease Agreement may be executed in multiple counterparts, each of which shall be deemed an original and all of which together shall constitute one and the same document.

36.      EXHIBITS

     All Exhibits referred to herein shall be considered a part hereof for all purposes with the same force and effect as if copied at full length herein. The Exhibits attached hereto are listed as follows:

         EXHIBIT A - Legal Description
         EXHIBIT B - Site Plan of the Premises
         EXHIBIT C - (Intentionally Omitted)
         EXHIBIT D - Tenant's Final Plans
         EXHIBIT E - Tenant's Work Letter Regarding Tenant's Improvements EXHIBIT F - Subordination, Non-Disturbance and Attornment Agreement EXHIBIT G - Memorandum of Lease
         EXHIBIT H - Guaranty of Lease

37.      GUARANTY OF LEASE

     Concurrently with Tenant's execution and delivery of this Lease to Landlord, Tenant shall cause its parent corporation, Barnes & Noble, Inc. (the "Guarantor"), to execute and deliver to Landlord the Guaranty of Lease in the form attached hereto as Exhibit H.

         EXECUTED by Landlord and Tenant on the respective dates set forth below, but effective as of the Effective Date.


WITNESSES:                  LANDLORD:

                            OLP FT. MYERS, INC.
/s/Mark H. Lundy
Name: Mark H. Lundy
                            By:/s/Matthew J. Gould     Name:Matthew J. Gould
/s/ Dennis Hartin           Title: President
Name: Dennis Hartin         Date executed by Landlord: November 6, 1996



                         TENANT:

                            BARNES & NOBLE SUPERSTORES, INC.


/s/Jean M. Bollerman        By:/s/Mitchell S. Klipper Name:Mitchell S. Klipper
Name: Jean M. Bollerman     Title:Executive Vice President
                            Date executed by Tenant: November 6, 1996
/s/ Elizabeth S. Canare
Name: Elizabeth S. Canare

                                      EXHIBIT A

                                   LEGAL DESCRIPTION



                                       EXHIBIT B

                                SITE PLAN OF THE PREMISES


         Site Plan prepared by Johnson Engineering, Inc., Ft. Myers, Florida, dated June 1995, Project No. 20057, File No. 24-45-24, Sheet 2 of 6.



                                       EXHIBIT C

                                 (INTENTIONALLY OMITTED)




                                       EXHIBIT D

                                   TENANT'S FINAL PLANS



                                       EXHIBIT E

                                  TENANT'S WORK LETTER
                            REGARDING TENANT'S IMPROVEMENTS


     This Tenant's Work Letter Regarding Tenant's Improvements ("Work Letter") forms a part of that certain Lease Agreement (the "Lease") to which it is attached, and sets forth various agreements regarding the Tenant's Improvements (as defined below). If there is a conflict between the terms and provisions of this Work Letter and the Lease, this Work Letter shall control. Terms which have initial capital letters and are not otherwise defined in this Work Letter shall have the meaning set forth in the Lease.

     This Work Letter is a part of the Lease and shall be subject to all of its terms and conditions, including all definitions contained therein. In consideration of the mutual covenants hereinafter contained, Landlord and Tenant mutually agree as set forth below.

                                    SECTION I

                        PLANNING AND CONSTRUCTION DOCUMENTS

     1.1 Final Plans. Landlord and Tenant have mutually approved the final plans and specifications (the "Final Plans") for the Premises, as such Final Plans are described on Exhibit D attached to the Lease. SECTION II

                       CONSTRUCTION OF TENANT'S IMPROVEMENTS

     2.1 Tenant's Improvements. Tenant has, at Tenant's sole expense, completed the construction of the improvements located on the Premises in substantial accordance with the requirements of the Lease, this Work Letter and applicable Legal Requirements, all in substantial conformance with the Final Plans, which improvements shall constitute the "Tenant's Improvements." All of Tenant's Improvements are and shall remain Landlord's property and shall be surrendered to Landlord upon expiration or earlier termination of the Lease in accordance with the provisions of the Lease.

     2.2 Landlord's Obligations. Landlord is under no obligation to construct or supervise construction of any of the Tenant's Improvements and any inspection by Landlord shall not be construed as a representation that the Tenant's Improvements are in compliance with the final plans and specifications therefor or that the construction is free from faulty material or workmanship or that the Tenant's Improvements are in conformance with any building codes or other applicable regulations. All of the Tenant's Improvements have been undertaken and performed in accordance with the provisions of the Lease, this Work Letter and Legal Requirements.

                                  SECTION III

                             (INTENTIONALLY OMITTED)

                                  SECTION IV

                         TENANT AND LANDLORD OBLIGATIONS


     4.1 Conformance with Laws, Etc. All of Tenant's Improvements and Tenant Work have been done in substantial conformity with applicable codes and regulations of governmental authorities having jurisdiction over the project and the Premises and all applicable restrictive covenants or other title exceptions affecting the Premises, valid building permits and other necessary authorizations from appropriate governmental agencies, when required, having been obtained by Tenant at Tenant's expense and in accordance with the requirements of the Lease and this Work Letter. Any of Tenant's Improvements not acceptable to the applicable governmental authority shall be promptly corrected, replaced or brought into compliance with such applicable codes and regulations at Tenant's expense. Notwithstanding any failure by Landlord to object to any such Tenant Work, Landlord shall have no responsibility therefor.

     4.2 Liens. Without limiting the obligations of Tenant under Article 11 of the Lease or otherwise, Tenant shall keep the Premises free from any mechanics', materialmen's or other liens arising out of any work performed upon or materials or furniture, fixtures or improvements delivered to the Premises including but not limited to any Tenant's Improvement work performed, materials furnished or obligations incurred by or for Tenant or any person or entity claiming by, through or under Tenant. Landlord shall have the right at all times to post and keep posted on the Premises any notices which it deems necessary for its protection from such liens. If any such liens are filed and are not released of record by payment or posting of a proper bond within thirty (30) days after such filing, Landlord, may, without waiving its rights and remedies based on such breach by Tenant and without releasing Tenant from any obligations hereunder or under the Lease, cause such liens to be released by any means it shall deem proper, including payment of the claim giving rise to such lien in which event all amounts paid by Landlord shall immediately be due and payable by Tenant.

                                   SECTION V

                                 MISCELLANEOUS

     5.1 Sole Obligations. Except as herein expressly set forth with respect to the Tenant's Improvements, Landlord has no agreement with Tenant and has no obligation to do any work with respect to the Premises. Any other work in the Premises which may be permitted pursuant to the terms and conditions of the Lease, including any alterations or improvements as contemplated in the Lease, shall be done at Tenant's sole cost and expense and in accordance with the terms and conditions of the Lease.

     5.2 Applicability. This Work Letter shall not be deemed applicable to: (a) any additional space added to the original Premises at any time, whether by the exercise of any options under the Lease or otherwise, (b) any portion of the original Premises or any additions thereto in the event of a renewal or extension of the original Lease Term, whether by the exercise of any options under the Lease or any amendment or supplement thereto or (c) any other work other than as described herein or under the Final Plans.

     5.3 Binding on Successors. Subject to the limitations on assignment and subletting contained in the Lease, this Work Letter shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, legal representatives, successors and assigns.

     5.4 Time of the Essence. Time is of the essence as to each and every term and provision of this Work Letter. Except as otherwise provided, all references herein to a "number of days" shall mean and refer to calendar days.

     5.5 Attorneys' Fees. In any action to enforce or interpret the terms of this Work Letter, the party prevailing in that action shall be entitled to recover its reasonable attorneys' fees and costs of suit, both at trial and on appeal.

     5.6 Incorporation. This Work Letter is and shall be incorporated by reference in the Lease and all of the terms and provisions of the Lease are incorporated herein for all purposes. Except as expressly stated herein or in the Lease, nothing contained herein shall limit Tenant's obligations under the Lease. Any default by Tenant hereunder also constitutes a default under the Lease, subject to the notice and cure provisions set forth therein.

                                   EXHIBIT F

             SUBORDINATION, NON-DISTURBANCE AND ATTORNMENT AGREEMENT


     THIS AGREEMENT is entered into as of the day of , 1996, between , a , with a place of business at ("Mortgagee"), and Barnes & Noble Superstores, Inc., a Delaware corporation, having an office at 122 Fifth Avenue, New York, New York 10011 ("Tenant").

                                  Recitals

         A. Mortgagee has made a loan to           ("Landlord") in the original
principal amount of $                  (the "Loan").

     B. Mortgagee is the holder of a mortgage or deed of trust securing the Loan (the "Mortgage") covering that certain parcel of land owned by Landlord and described on Exhibit A, attached hereto and made a part hereof, together with the improvements erected thereon, commonly known as " " (the "Premises").

     C. By a certain Lease entered into between Landlord and Tenant, dated as of _________________, 1996 (the "Lease"), Landlord leased the Premises to Tenant.

     D. A copy of the Lease has been delivered to Mortgagee, the receipt of which is hereby acknowledged.

     E. The parties hereto desire to effect the subordination of the Lease to the Mortgage and to provide for the non-disturbance of Tenant by, and the attornment by Tenant to, the holder of the Mortgage or any purchaser under a foreclosure or deed in lieu thereof.

                                 Agreement

     In consideration of the premises and the mutual covenants and agreements herein contained, the parties hereto agree as follows:

      1. Mortgagee hereby consents to and approves the Lease and all of the terms and conditions thereof.

     2. Tenant covenants and agrees with Mortgagee that the Lease is hereby made and shall continue hereafter to be subject and subordinate to the lien of the Mortgage, and to all modifications and extensions thereof, with the same force and effect as if the Mortgage had been executed and delivered prior to the execution and delivery of the Lease and without regard to the order of priority of recording the Mortgage, subject, however, to the provisions of this Agreement.

     3. Tenant certifies that the Lease is presently in full force and effect and unmodified and Tenant as of this date has no knowledge of any default, charge, lien or claim of offset under the Lease.

     4. Tenant shall give prompt written notice to Lender of all defaults by Landlord of those obligations under the Lease which are of such a nature as to give Tenant a right to terminate the Lease, to reduce rent, or to credit or offset any amounts against future rents, and Lender shall have an additional ten
(10) days (but shall not be required) to cure the same in addition to the applicable cure periods provided for under the Lease. No person or entity who exercises a right, arising under the Mortgage or security instruments related thereto or any assignment of the Lease, to receive the rents payable by Tenant under the Lease shall thereby become obligated to Tenant for the performance of any of the terms, covenants, conditions and agreements of Landlord under the Lease until and unless (and only to the extent of obligations relating to periods after) such person or entity obtains possession of the Premises. Tenant shall make the payments to be made by Tenant under the Lease to such person or entity upon receipt of written notice of the exercise of such rights. Such receipt of rent by any other party shall not relieve Landlord of its obligations under the Lease, and Tenant shall continue to look to Landlord only for performance thereof until and unless (and only to the extent of obligations relating to periods after) such other person or entity obtains possession of the Premises.

     5.  Mortgagee  agrees that,  so long as Tenant is not in default  under the
Lease:

     (a) Tenant shall not be named or joined as a party or otherwise in any suit, action or proceeding for foreclosure by the Mortgagee or to enforce any rights under the Mortgage or the Loan.

     (b) The possession by Tenant of the Premises and Tenant's rights under the Lease shall not be disturbed, affected or impaired by (i) any suit, action or proceeding under the Mortgage or the Loan or for foreclosure under the Mortgage, or any other enforcement of any rights under the Mortgage or any other documents pertaining to the Loan, (ii) any judicial or nonjudicial foreclosure, sale or execution of the Premises, or any deed given in lieu of foreclosure, or (iii) any default under the Mortgage or the Loan.

     (c) All condemnation awards and insurance proceeds paid or payable with respect to the Premises and received by Mortgagee shall be applied and paid in the manner set forth in the Lease.

     (d) Neither the Mortgage nor any other security instrument executed in connection with the Loan shall cover or be construed as subjecting in any manner to the lien thereof any trade fixtures, signs or other personal property at any time furnished or installed by or for Tenant in or on the Premises.

     6. If Mortgagee or any future holder of the Mortgage or any other transferee under the Mortgage shall become the owner of the Premises by reason of foreclosure of the Mortgage, or if the Premises shall be sold as a result of any action or proceeding to foreclose the Mortgage, or by transfer of ownership by deed given in lieu of foreclosure, the Lease shall continue in full force and effect, without necessity for executing any new lease, as a direct lease between Tenant and the then owner of the Premises as "Landlord" under the Lease, upon all of the same terms, covenants and provisions contained in the Lease, and in such event:

     (a) Tenant shall be bound to such new owner under all of the terms, covenants and provisions of the Lease for the remainder of the term thereof (including also any extension periods, if Tenant elects or has elected to exercise its option to extend the term) and Tenant hereby agrees to attorn to such new owner and to recognize such new owner as "Landlord" under the Lease; and

    (b) Such new owner shall be bound to Tenant under and hereby assumes all of the terms, covenants and provisions of the Lease for the remainder of the term thereof (including also any extension periods, if Tenant elects or has elected to exercise its option to extend the term), and Tenant shall, from and after the date such new owner succeeds to the interest of "Landlord" under the Lease, have the same remedies against such new owner for the breach of any covenant contained in the Lease; provided, however, that such new owner shall not (i) be bound by any rent or additional rent which Tenant might have paid for more than one month in advance to any prior landlord (including Landlord), or (ii) be liable in any respect, whether by setoff under the Lease or otherwise (except and other than for setoff rights specifically provided under the Lease), for any breach of the Lease by or other act or omission of any prior landlord (including Landlord), (iii) be bound by any amendment or modification of the Lease made without Mortgagee's consent which would reduce fixed annual rent or any other monetary obligation of Tenant or otherwise reduce any material right or benefit to the Landlord under the Lease or (iv) be in any way responsible for any deposit or security which was delivered to Landlord but which was not subsequently delivered to Mortgagee..

     7. Any notices or communications given under this Agreement shall be in writing and shall be deemed given on the earlier of actual receipt or three (3) days after deposit in the U.S. Mail, by registered or certified mail, return receipt requested, postage prepaid, at the respective addresses set forth above, or at such other address as the party entitled to notice may designate by written notice as provided herein.

     8. This Agreement shall bind and inure to the benefit the parties hereto and their respective successors and assigns.

     9. This Agreement contains the entire agreement between the parties and cannot be changed, modified, waived or cancelled except by an agreement in writing executed by the parties against whom enforcement of such modification, change, waiver or cancellation is sought.

  10. THIS AGREEMENT AND THE COVENANTS CONTAINED HEREIN SHALL RUN WITH AND SHALL BIND THE LAND ON WHICH THE PREMISES IS LOCATED.

     EXECUTED as of the date first written above.


     MORTGAGEE:

     ____________________________________________


     By:_________________________________________
     Name:_______________________________________
     Title:______________________________________


     TENANT:

     BARNES & NOBLE SUPERSTORES, INC.


     By:_________________________________________
     Name:_______________________________________
     Title:______________________________________






STATE OF
COUNTY OF

     The foregoing instrument was acknowledged before me this day of , 1996, by , as of ,a , on behalf of such . He/She is personally known to me or produced as identification.

(NOTARY  SEAL)


Printed  Name:
Notary  Public,
State of  Commission #:
My commission expires:

STATE OF
COUNTY OF

     This instrument was acknowledged before me this ____ day of ________, 1996, by , as of BARNES & NOBLE SUPERSTORES, INC., a Delaware corporation, on behalf of said corporation. He/She is personally known to me or as produced as identification.


     (NOTARY  SEAL)           Printed  Name:
                              Notary  Public,
                              State of
                              Commission #:
                              My commission expires:

                             EXHIBIT G

                        MEMORANDUM OF LEASE

         THIS MEMORANDUM OF LEASE is entered into as of the     day     ,
1996 (the "Commencement Date"), by and between OLP FT. MYERS, INC., a Florida corporation ("Landlord"), and BARNES & NOBLE SUPERSTORES, INC., a Delaware corporation ("Tenant").

     1. Pursuant to a Lease Agreement (the "Lease") executed by Landlord and Tenant, dated of even date herewith, Landlord has leased and does hereby lease to Tenant certain land described in Exhibit A attached hereto, together with all improvements constructed or to be constructed thereon and all of Landlord's appurtenant rights, privileges and easements (collectively, the "Premises").

     2. The term of the Lease commenced on the Commencement Date set forth above and shall expire upon the expiration of the twentieth (20th) Lease Year as determined by the provisions of the Lease.

     3. Tenant has an option to extend the term of the Lease for four (4) periods of five (5) years each, on the same terms and conditions as stated in the Lease.

     4. By the terms of the Lease, Landlord's interest in the Premises may not be subjected to liens of any nature by reason of Tenant's construction, alteration, repair, restoration, replacement or reconstruction of any improvements on or in the Premises, including those arising in connection with or as an incident to the renovation of the improvements located on the Premises, or by reason of any other act or omission of Tenant (or of any person claiming by, through or under Tenant) including, but not limited to, mechanics' and materialmen's liens. Accordingly, all persons dealing with Tenant are hereby placed on notice that such persons shall not look to Landlord or to Landlord's credit or assets (including Landlord's interest in the Premises) for payment or satisfaction of any obligations incurred in connection with the construction, alteration, repair, restoration, renovation, replacement or reconstruction thereof by or on behalf of Tenant. Tenant has no power, right or authority to subject Landlord's interest in the Premises to any mechanic's or materialmen's lien or claim of lien.

     5. This Memorandum of Lease is subject to all of the terms, conditions and understandings set forth in the Lease, which are incorporated herein by reference and made a part hereof, as though copied verbatim herein. The provisions of this Memorandum of Lease constitute only a general description of the content of the Lease with respect to matters set forth herein. Accordingly, third parties are advised that the provisions of the Lease itself shall be controlling with respect to all matters set forth herein. In the event of any discrepancy between the provisions of the Lease and this Memorandum of Lease, the provisions of the Lease shall take precedence and prevail over the provisions of this Memorandum of Lease.

     6. All rights of Tenant shall terminate upon the expiration or earlier termination of the Lease, which may be evidenced by a written affidavit of such expiration or termination recorded or filed by Landlord among the appropriate land records of the County in which the Premises is located.

         EXECUTED as of the date first written above.

WITNESSES:                              LANDLORD:

OLP FT. MYERS,  INC.

By: Name:

Name:

Title:

Date executed by Landlord:   , 1996

Name:

TENANT:

BARNES & NOBLE SUPERSTORES, INC.

By:
Name:
Name:
Title:
Date executed by Tenant:         , 1996

Name:

STATE OF
COUNTY OF

     The foregoing instrument was acknowledged before me this day of , 1996, by , as of OLP FT. MYERS, INC., a Florida corporation, on behalf of said corporation. He/She is personally known to me.

         (NOTARY SEAL)


Printed Name:
Notary Public, State of
Commission #:
My commission expires:



STATE OF
COUNTY OF

     The foregoing instrument was acknowledged before me this       day of
             , 1996, by                 , as
of BARNES & NOBLE SUPERSTORES, INC., a Delaware corporation, on behalf of said corporation. He/She is personally known to me.


         (NOTARY SEAL)

Printed Name:
Notary Public, State of
Commission #:
My commission expires:

                                EXHIBIT H

                             GUARANTY OF LEASE



     THIS GUARANTY OF LEASE (this "Guaranty") is made as of the  day of  , 19
, by Barnes & Noble, Inc., a Delaware corporation, whose address is 122 Fifth Avenue, New York, New York 10011, hereinafter referred to as "Guarantor."

                                 WITNESSETH:

     A. , hereinafter referred to as "Landlord," and Barnes & Noble Superstores, Inc., a Delaware corporation, hereinafter referred to as "Tenant," have executed a certain Lease Agreement dated , 19 (the "Lease"), with respect to certain premises containing approximately square feet of leasable area within the shopping center known as , City of , State of (the "Premises").

     B. In order to induce Landlord to lease the Premises to Tenant, Guarantor has agreed to guarantee the performance of all of the terms, conditions, covenants, obligations, liabilities and agreements contained in said Lease which are required to be fulfilled or performed by Tenant, subject to, and in accordance with the terms and provisions of, this Guaranty.

     NOW, THEREFORE, in consideration of the premises set forth herein, Guarantor does hereby agree as follows:

     1. Guarantor hereby absolutely and unconditionally guarantees the full and complete payment, fulfillment and performance of all of the terms, conditions, covenants, obligations and liabilities required to be fulfilled or performed by Tenant under the Lease (collectively called "Guaranteed Obligations"), including but not limited to any and all payments to be made by Tenant under the Lease; provided that Landlord shall give Guarantor notice of any Tenant default under the Lease, at the address set forth above (or any subsequent address of which Guarantor gives Landlord written notice in the manner provided for pursuant to the Lease) and at the same time and in the same manner as notice to Tenant as provided for under the Lease, and shall afford Guarantor the same period of time to cure such default as provided under the Lease.

     2. Guarantor waives exhaustion or recourse against Tenant and agrees that Landlord shall not be first required to enforce against Tenant or any other person any liability, obligation or duty guaranteed hereby before seeking enforcement thereof against Guarantor. Suit may be brought and maintained against Guarantor by Landlord to enforce any liability, obligation or duty guaranteed hereby without joinder of Tenant or any other person. The liability of Guarantor hereunder shall not be affected by any indulgence, compromise, settlement or variation of terms which may be extended to Tenant by Landlord or as may otherwise be agreed upon by Landlord and Tenant, and shall not be impaired, modified, changed, released or limited in any manner whatsoever by any impairment, modification, change, release or limitation of the liability of Tenant, or its estate in bankruptcy. Landlord and Tenant, without notice to or consent by the undersigned Guarantor, may at any time or times enter into such extensions, amendments or other covenants with respect to the Lease as they may deem appropriate, and the undersigned Guarantor shall not be released thereby, but shall continue to be fully liable for the payment and performance of all liabilities, obligations and duties of Tenant under the Lease as so extended, amended or otherwise modified.

     3. Guarantor agrees that if Landlord shall employ an attorney to present, enforce or defend Landlord's rights or remedies hereunder, Guarantor shall pay any reasonable attorneys' fees, related legal expenses and costs of court incurred by Landlord in connection therewith.

     4. Except as otherwise expressly provided in this Guaranty, Guarantor waives notice of acceptance of this Guaranty and notice of any liability to which it may apply, and waives presentment, demand of payment or performance, protest, notice of dishonor, nonpayment or nonperformance of any such liabilities, and all other notices and demands of any kind and description relating to the Guaranteed Obligations now or hereafter provided for by any statute, law, rule or regulation.

     5. The provisions of this Guaranty shall inure to the benefit of Landlord and its successors and assigns.

     6. No invalidity, irregularity or unenforceability of all or any part of the Guaranteed Obligations or of any security or other recourse will affect, impair or be a defense to this Guaranty. This Guaranty is a primary obligation of Guarantor.

     7. Guarantor represents and warrants that this Guaranty is a binding, legal obligation of Guarantor.

       8.       This Guaranty is governed by the laws of the State of Florida.

     9. Until all terms, covenants and conditions of the Lease and this Guaranty are fully performed, Guarantor will not be released by any act or thing which might, but for this provision, be deemed a legal or equitable discharge of a surety.

     IN WITNESS WHEREOF, Guarantor has executed this Guaranty as of the date first above written.


WITNESSES:

GUARANTOR:

BARNES & NOBLE,  INC.

Name:

By:

Name:

Mitchell S. Klipper, Executive Vice President

EXHIBIT 21.1

Subsidiaries of the Company


Company                                     State of Incorporation


OLP Action, Inc.                                    Michigan

OLP Arby's II                                       South Carolina

OLP Iowa, Inc.                                      Delaware

OLP Texas, Inc.                                     Texas

OLP-TSA Georgia, Inc.                               Georgia

OLP Dixie Drive Houston, Inc.                       Texas

OLP Greenwood Village,
  Colorado, Inc.                                    Colorado

OLP Ft. Myers, Inc.                                 Florida

OLP Rabro Drive Corp.                               New York