Form 10-K/A
period 1996-12-31
ONE LIBERTY PROPERTIES INC
filed 1997-03-31
CIK 712770

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

                                 ONE LIBERTY PROPERTIES, INC.


Dated:  March 26, 1997
                              By:________________________
                                 /s/ Matthew Gould
                                 Matthew Gould,  President

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

New York, New York
February 26, 1997                                    /s/ Ernst & Young LLP


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES


                           Consolidated Balance Sheets

                                    ASSETS

                                                             December 31,
                                                        1996            1995
Real estate investments,at cost(Notes 3, 4,5 and 6)

     Land                                           $ 11,040,590    $ 7,299,417
     Buildings                                        33,695,317     18,154,919
                                                      ----------     ----------
                                                      44,735,907     25,454,336
         Less accumulated depreciation                 1,846,694      1,200,571
                                                       ---------      ---------
                                                      42,889,213     24,253,765

Mortgages receivable - less unamortized discount -
    (substantially all from related parties)
      (Notes 3 and 6)                                  6,049,033      7,036,141
Senior secured note receivable-less unamortized
    discount - (related party) (Note 3)                        -        528,575
Cash and cash equivalents                              2,478,580      3,844,409
Unbilled rent receivable                                 304,828         86,767
Rent, interest, deposits and other receivables            66,908        696,790
Investments in U.S. Government obligations and
    securities - (Note 2)                                      -      1,274,747
Investment in BRT Realty Trust - (related party) -
     (Notes 2 and 3)                                     199,068        127,704
Deferred financing costs                                 480,640        129,282
Other                                                     54,718         62,066
                                                          ------         ------
                                                   $  52,522,988   $ 38,040,246
                                                   =============   ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Mortgages payable  (Note 6)                        $  16,846,921   $  6,590,154
     Note payable - bank  (Note 6)                     3,900,000              -
     Accounts payable and accrued expenses               475,109        193,767
     Dividends payable                                   765,603        748,346
                                                         -------        -------
                                                      21,987,633      7,532,267
                                                      ----------      ---------
Commitments and contingencies (Notes 4, 7 and 8)               -              -

Minority interest in subsidiary                          141,722              -
                                                         -------        --------

Redeemable Convertible Preferred Stock,
  $1 par value; $1.60 cumulative annual dividend;
      2,300,000 shares authorized; 808,776 shares
        issued; liquidation and redemption values
          of $16.50 (Note 7)                          12,950,792     12,796,475
                                                      ----------     ----------

Stockholders' equity (Note 6):
     Common Stock, $1 par value; 25,000,000
       shares authorized; 1,473,642 and
        1,416,119 shares issued and outstanding        1,473,642      1,416,119
     Paid-in capital                                  13,650,737     13,218,757
     Net unrealized gain (loss) on
       available-for-sale securities (Note 2)             97,673         (6,758)
     Accumulated undistributed net income              2,220,789      3,083,386
                                                       ---------      ---------
                                                      17,442,841     17,711,504
                                                      ----------     ----------
                                                  $   52,522,988 $   38,040,246
                                                  ============== ==============

                             See accompanying notes.

                                        ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                                                Consolidated Statements of Income
                                                                Year Ended December 31,

                                                           1996         1995          1994
Revenues:
     Rental income (Note 4)                             $ 4,178,288   $ 2,665,457  $   983,373
     Interest from related parties (Note 3)               1,132,150     1,878,262    2,361,013
     Dividends from related party (Note 3)                        -        13,940      270,000
     Interest and other income                              201,118       333,303      426,992
                                                            -------       -------      -------
                                                          5,511,556     4,890,962    4,041,378
                                                          ---------     ---------    ---------

Expenses:
     Depreciation and amortization                          712,591       479,645      236,841
     Interest - mortgages payable                           891,953       453,684      484,440
     Interest - bank                                        110,185             -            -
     Management fee (Note 8)                                      -             -      103,086
     Leasehold rent                                         288,833       284,394            -
     General and administrative (Note 8)                    663,201       576,937      355,874
     Provision for valuation adjustment of real
       estate - (Note 5)                                    659,000             -            -
                                                           -------      ---------    ---------
                                                          3,325,763     1,794,660    1,180,241
                                                          ---------     ---------    ---------

Operating income before minority interest in earnings
     of subsidiary                                        2,185,793     3,096,302    2,861,137

Minority interest in earnings of subsidiary                 (11,841)            -            -
                                                            -------     ---------    ---------



Net income                                              $ 2,173,952   $ 3,096,302  $ 2,861,137
                                                        ===========   ===========  ===========

Calculation of net income applicable to common stockholders:
Net income                                              $ 2,173,952   $ 3,096,302  $ 2,861,137
     Less dividends and accretion on preferred stock      1,448,359     1,446,519    1,444,703
                                                          ---------     ---------    ---------

Net income applicable to common stockholders            $   725,593   $ 1,649,783  $ 1,416,434
                                                        ===========   ===========  ===========
Weighted average number of common
     shares outstanding                                   1,447,413     1,409,371    1,356,989
                                                          =========     =========    =========

Net income per common share (Note 2)                    $       .50   $      1.17  $      1.04
                                                        ===========   ===========  ===========

Cash distributions per share:
     Common Stock                                       $      1.20   $      1.03  $       .86
                                                        ===========   ===========  ===========

     Preferred Stock                                    $      1.60   $      1.60  $      1.60
                                                        ===========   ===========  ===========



                                         See accompanying notes.

                                        ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                                        Consolidated Statements of Stockholders' Equity

                                          For the three years ended December 31, 1996

                                                                             Net Unrealized
                                                                             Gain (Loss) on      Accumulated
                                                Common         Paid-in       Available-for-     Undistributed
                                                 Stock         Capital       Sale Securities      Net Income      Total
Balances, December 31, 1993                   $  1,338,619   $ 12,854,707    $     -            $  2,336,775   $
 16,530,101

Net income                                         -              -                -               2,861,137      2,861,137
Distributions - Common Stock
   ($.86 per share)                                -              -                -              (1,173,347)    (1,173,347)
Distributions - Preferred Stock
   ($1.60 per share)                               -              -                -              (1,294,042)    (1,294,042)
Accretion on Preferred Stock                       -             (150,661)         -                 -             (150,661)
Exercise of options                                 60,500        529,063          -                 -              589,563
Net unrealized loss on available-
   for-sale securities (Note 2)                    -              -                (34,913)          -              (34,913)
                                              ------------   ------------    -------------      ------------   ------------
Balances, December 31, 1994                      1,399,119     13,233,109          (34,913)        2,730,523     17,327,838

Net income                                         -              -                 -              3,096,302      3,096,302
Distributions - Common Stock
   ($1.03 per share)                               -              -                 -             (1,449,397)    (1,449,397)
Distributions - Preferred Stock
   ($1.60 per share)                               -              -                 -             (1,294,042)    (1,294,042)
Accretion on Preferred Stock                       -             (152,477)          -                 -            (152,477)
Exercise of options                                 17,000        138,125           -                 -             155,125
Net unrealized gain on available-
   for-sale securities (Note 2)                    -              -                 28,155            -              28,155
                                              ------------    ------------        ---------      -----------     ----------

Balances, December 31, 1995                      1,416,119     13,218,757           (6,758)        3,083,386     17,711,504

Net income                                         -               -                -              2,173,952      2,173,952
Distributions - Common Stock
   ($1.20 per share)                               -               -                -             (1,742,507)    (1,742,507)
Distributions - Preferred Stock
   ($1.60 per share)                               -               -                -             (1,294,042)    (1,294,042)
Accretion on Preferred Stock                       -             (154,317)          -                 -            (154,317)
Exercise of options                                 23,500        190,937           -                 -             214,437
Shares issued through dividend
   reinvestment plan                                34,023        395,360           -                 -             429,383
Net unrealized gain on available-
   for-sale securities (Note 2)                    -               -                104,431           -             104,431
                                               -----------    -----------         ---------      -----------     ----------
Balances, December 31, 1996                    $ 1,473,642   $ 13,650,737     $      97,673    $   2,220,789   $ 17,442,841
                                               ===========   ============     =============    =============   ============





                                                    See accompanying notes.


                    ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows                            Year Ended December 31,
                                                                            1996              1995              1994
Cash flows from operating activities:
     Net income                                                         $   2,173,952     $    3,096,302     $    2,861,137
     Adjustments to  reconcile  net  income to net cash
        provided  by  operating activities:
         (Increase) decrease in rental income from
            straightlining of rent                                           (218,061)            86,780             48,866
         Provision for valuation adjustment                                   659,000               -                  -
         Depreciation and amortization                                        712,591            479,645            236,841
         Minority interest in earnings of subsidiary                           11,841               -                  -
         Changes in assets and liabilities:
            Decrease (increase) in rent, interest, deposits and
                other receivables                                             611,739           (328,461)          (103,526)
            Increase (decrease) in accounts payable
                 and accrued expenses                                         281,342             (5,123)            49,726
                                                                              -------             ------             ------

              Net cash provided by operating activities                     4,232,404          3,329,143          3,093,044
                                                                            ---------          ---------          ---------

Cash flows from investing activities:
     Additions to real estate                                             (19,940,571)        (3,819,323)        (5,549,182)
     Costs of acquisition of real estate and mortgage receivable
         from Gould Investors L.P. - related party                               -               (90,514)              -
     Collection of mortgages receivable - (including $961,789,
         $148,291 and $236,625 from related parties in 1996,
         1995 and 1994)                                                       987,108            169,388            249,712
     Collection of senior secured note receivable - BRT Realty
         Trust - related party                                                528,575          1,579,618            928,103
     Sale of U.S. Government obligations and
         securities, net                                                    1,310,553          2,806,713            739,188
     Net investment by minority interest in subsidiary                        129,881               -                  -
     Other                                                                     (2,248)           (14,986)              -
                                                                           ----------          ---------          ---------
           Net cash (used in) provided by investing activities           (16,986,702)           630,896         (3,632,179)
                                                                          -----------            -------         ----------

Cash flows from financing activities:
     Proceeds from bank borrowings, net of repayments                       3,900,000               -                  -
     Proceeds from mortgages payable                                       10,375,000          2,413,350          4,250,000
     Satisfaction of mortgage payable                                            -            (2,753,700)              -
     Payment of financing costs                                              (392,826)           (85,225)          (100,355)
     Repayment of mortgages payable                                          (118,233)           (53,143)           (20,053)
     Exercise of stock options                                                214,437            155,125            589,563
     Cash distributions - Common Stock                                     (1,725,250)        (1,199,451)        (1,132,319)
     Cash distributions - Preferred Stock                                  (1,294,042)        (1,294,042)        (1,294,042)
     Issuance of shares through dividend reinvestment plan                    429,383               -                  -
                                                                           ----------          ---------          ---------
            Net cash provided by (used in) financing activities            11,388,469         (2,817,086)         2,292,794
                                                                           ----------         ----------          ---------

Net (decrease) increase in cash and cash equivalents                       (1,365,829)         1,142,953          1,753,659

Cash and cash equivalents at beginning of year                              3,844,409          2,701,456            947,797
                                                                            ---------          ---------            -------

Cash and cash equivalents at end of year                                 $  2,478,580       $  3,844,409       $  2,701,456
                                                                         ============       ============       ============









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

NOTE 3 - REAL ESTATE PURCHASES (RELATED PARTY),MORTGAGES AND SENIOR SECURED NOTE RECEIVABLE AND PRINCIPAL RELATED PARTY TRANSACTIONS (Continued)

Mortgages Receivable

Mortgages receivable at December 31, 1996 and 1995 consist of the following:

                                                   1996             1995
       Affiliates
        (i)    Entity substantially owned by
               Gould Investors L.P. (net of
               unamortized discount of
               $2,654,818 and $2,982,418)       $ 5,732,445      $ 5,834,234
        (ii)   Entity substantially owned
               by Gould Investors L.P.                 -             860,000
       Non-affiliates
               Other                                316,588          341,907
                                                    -------          -------
                                               $  6,049,033     $  7,036,141
                                               ============     ============

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

     Annual maturities of mortgages receivable during the next five years and thereafter are summarized as follows:

Year Ending December 31,
     1997                                                  $     724,259
     1998                                                        484,097
     1999                                                        508,251
     2000                                                        532,820
     2001                                                        555,356
     2002 and thereafter                                       5,899,068
     ----                                                      ---------
       Total                                                   8,703,851
     Less:  Unamortized discount                               2,654,818
                                                               ---------
     Net  carrying amount - mortgages receivable            $  6,049,033
                                                            ============

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

NOTE 6 -  DEBT OBLIGATIONS

Debt obligations consist of the following:


     In January 1997, the Company closed on the financing of one of its properties in the amount of $1,600,000. After giving effect to such financing, scheduled principal repayments during the next five years and thereafter are as follows:

                  Year Ending
                  December 31,
                      1997                             $       264,187
                      1998                                     293,956
                      1999                                   4,243,096
                      2000                                   2,970,245
                      2001                                     211,266
                      2002 and thereafter                   10,464,171
                                                            ----------
                      Total                             $   18,446,921
                                                        ==============

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

                    ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
          Schedule III - Consolidated Real Estate and Accumulated Depreciation

                                    December 31, 1996


                                                                                 Gross Amount at Which Carried At
                                 Initial Cost to Company                              December 31, 1996



                          Encumbrances      Land       Buildings      Land         Buildings         Total
Free Standing
Retail Locations:
Ft. Myers, FL           $3,250,000     $1,013,915    $4,055,659    $1,013,915      $4,055,659     $5,069,574

Denver, CO               2,706,872        811,896     3,247,582       811,896       3,247,582      4,059,478

Atlanta, GA              2,392,916        802,721     3,210,886       802,721       3,210,886      4,013,607

Lewisville, TX (b)               -        685,737     2,742,946       685,737       2,742,946      3,428,683

Miscellaneous            2,380,009      5,437,357    12,720,127     5,192,678      12,305,806     17,498,484


Apartment Building:

New York, NY             4,122,874      1,109,836     4,439,346     1,109,836       4,439,346      5,549,182


Office/Flex:

Hauppauge, NY            1,994,250        671,582     2,697,646       671,582       2,697,646      3,369,228

Land Under
Improvements:

Miscellaneous                    -        752,225             -       752,225               -        752,225

Industrial:

Miami, FL                        -              -       995,446             -         995,446        995,446
                        ----------     ----------    ----------    ----------      ----------     ----------
                       $16,846,921    $11,285,269   $34,109,638   $11,040,590     $33,695,317    $44,735,907
                       ===========    ===========   ===========   ===========     ===========    ===========






                                                                           Life on Which
                                                                          Depreciation
                                                                           Latest Income
                                                                            Statement
                        Accumulated      Date Of           Date             Computed
                        Depreciation    Construction      Acquired           (Years)
Free Standing
Retail Locations:
Ft. Myers, FL              $12,674         1996        November 7, 1996         40

Denver, CO                  57,509         1995        April 9, 1996            40

Atlanta, GA                 30,102         1994        August 14, 1996          40

Lewisville, TX (b)          14,286         1996        October 11, 1996         40

Miscellaneous            1,242,303         Various     Various


Apartment Building:

New York, NY               410,304         1910        June 14, 1994            27.5


Office/Flex:

Hauppauge, NY               30,781         1982        July 16, 1996            40

Land Under
Improvements:

Miscellaneous                    -         Various     Various                  -

Industrial:

Miami, FL                   48,735         1967        January 19, 1995         40
                         ---------
                        $1,846,694
                        ==========

            ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                NOTES TO SCHEDULE III - CONSOLIDATED REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

  (a)     Reconciliation of "Real Estate and Accumulated Depreciation"

                                           Year Ended December 31,
                                      1996          1995           1994

  Investment in real estate:
  Balance, beginning of year      $ 25,454,336  $ 11,750,268    $ 6,201,086

  Addition - land and buildings     19,940,571    13,704,068      5,549,182

  Less valuation allowance (d)        (659,000)            -              -
                                   -----------    ----------     ----------
  Balance, end of year            $ 44,735,907  $ 25,454,336    $11,750,268
                                  ============  ============    ===========


  Accumulated depreciation:

  Balance, beginning of year      $  1,200,571  $    753,734    $     573,177

  Addition - depreciation              646,123       446,837          180,557
                                       -------       -------          -------

  Balance, end of year            $  1,846,694  $  1,200,571    $     753,734
                                  ============  ============    =============



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
Second mortgage loan:

Land and building/commercial       1         10.25%         Oct-01     $1,158 monthly allocated to        52,790          52,790
                                   -                                                                      ------          ------
Seattle, WA                                                            interest and principal, self-
                                                                       liquidates by maturity
        Total                      3                                                                  $8,703,851      $6,049,033
                                   =                                                                  ==========      ==========


                    ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                     Schedule IV - Mortgage Loans on Real Estate
                                   December 31, 1996

  Notes to the Schedule:

  (a) The following summary reconciles mortgages receivable at their carrying values:

                                                1996                 1995
Balance at beginning of year                $ 7,036,141          $ 13,988,031

       Additions:

       New mortgage loan (d)                          -                67,498

       Amortization of discount                 327,600               319,500

       Deductions:

       Cancellation of mortgage receivable
       from Gould Investors L.P. (e)                  -              6,850,000

       Collections of principal               1,314,708                488,888
                                              ---------                -------

                                           $  6,049,033            $ 7,036,141
                                           ============            ===========

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