Form 10-Q
period 1997-03-31
ONE LIBERTY PROPERTIES INC
filed 1997-05-14
CIK 712770

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC   20549

                                    FORM 10-Q

[X]               Quarterly Report Pursuant to Section 13 or 15(d) of the
                              Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

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

       Registrant's telephone number, including area code: (516) 466-3100

            Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

            As of May 1, 1997, the Registrant had 1,505,729 shares of
                  Common Stock and 808,776 shares of Redeemable
                    Convertible Preferred Stock outstanding.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X                    No

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                                   ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

                                                 March 31,      December 31,
                                                   1997               1996
                                                   ----               ----
                                                (Unaudited)
Assets
   Real estate investments, at cost
     Land                                      $10,799,932       $11,040,590
     Buildings                                  33,590,512        33,695,317
                                                ----------        ----------
                                                44,390,444        44,735,907
           Less accumulated depreciation         1,991,712         1,846,694
                                                 ---------         ---------
                                                42,398,732        42,889,213
   Mortgages receivable-less unamortized
        discount-(substantially all from
        related parties)                         6,016,277         6,049,033
   Cash and cash equivalents                     1,991,989         2,478,580
   Unbilled rent receivable                        394,381           304,828
   Rent, interest, deposits and
        other receivables                           85,582            66,908
   Investment in BRT Realty Trust-
        (related party)                            206,580           199,068
   Deferred financing costs                        484,492           480,640
   Other                                            75,599            54,718
                                                    ------            ------

           Total assets                        $51,653,632       $52,522,988
                                               ===========       ===========

Liabilities and Stockholders' Equity
   Liabilities:
        Mortgages payable                      $18,385,894       $16,846,921
        Note payable-bank                        1,350,626         3,900,000
        Accrued expenses and other liabilities     539,171           475,109
        Dividends payable                          770,360           765,603
                                                   -------           -------

           Total liabilities                    21,046,051        21,987,633
                                                ----------        ----------

Commitments and contingencies                            -                 -

Minority interest in subsidiary                    141,726           141,722
                                                   -------           -------

Redeemable convertible preferred
        stock, $1 par value; $1.60
        cumulative annual dividend;
        2,300,000 shares authorized;
        808,776 shares issued; liquidation
        and redemption values of $16.50         12,989,661        12,950,792
                                                ----------        ----------

   Stockholders' equity:
        Common stock, $1 par value;
         25,000,000 shares authorized;
         1,489,501 and 1,473,642
         shares issued and outstanding           1,489,501         1,473,642
        Paid-in capital                         13,791,873        13,650,737
        Net unrealized gain on
           available-for-sale securities           105,185            97,673

        Accumulated undistributed net income     2,089,635         2,220,789
                                                 ---------         ---------

     Total stockholders' equity                 17,476,194        17,442,841
                                                ----------        ----------

     Total liabilities and stockholders'equity $51,653,632       $52,522,988
                                               ===========       ===========

          See accompanying notes to consolidated financial statements.

                 ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                  1997             1996
                                                  ----             ----
Revenues:
   Rental income                              $1,338,958       $   743,563
   Interest from related parties                 209,699           292,970
   Interest and other income                      17,534            57,937
                                                  ------            ------
                                               1,566,191         1,094,470
                                               ---------         ---------
Expenses:
   Depreciation and amortization                 250,350           126,082
   Interest - mortgages payable                  392,780           143,544
   Interest - bank                                41,984                 -
   Leasehold rent                                 72,208            72,208
   General and administrative                    163,059           176,172
                                                 -------           -------
                                                 920,381           518,006
                                                 -------           -------

Operating income before minority interest
   in earnings of subsidiary                     645,810           576,464

Minority interest in earnings of subsidiary       (6,604)                -
                                                  ------           -------

Net income                                    $  639,206        $  576,464
                                              ==========        ==========

Calculation of net income applicable
   to common stockholders:
Net income                                    $  639,206        $  576,464
Less: dividends and accretion
   on preferred stock                            362,379           361,916
                                                 -------           -------

Net income applicable to
   common stockholders                        $  276,827        $  214,548
                                              ==========        ==========

Weighted average number of
   common shares outstanding                   1,489,327         1,421,064
                                               =========         =========

Net income per common share (Note 2)          $      .19        $      .15
                                              ==========        ==========

Cash distributions per share:

   Common Stock                               $      .30        $      .30
                                              ==========        ==========

   Preferred Stock                            $      .40        $      .40
                                              ==========        ==========





            See accompanying notes to consolidated financial statements.



                                            ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           For the three month period ended March 31, 1997
                                                and the year ended December 31, 1996
                                                             (Unaudited)

                                                                             Net Unrealized
                                                                             Gain (loss) on      Accumulated
                                               Common          Paid-in       Available-for-     Undistributed
                                                Stock          Capital      Sale Securities      Net Income          Total
                                                -----          -------      ---------------      ----------          -----
Balances,
   January 1, 1996                            $1,416,119       $13,218,757       $  ( 6,758)      $3,083,386        $17,711,504

Net income                                             -                 -                -        2,173,952          2,173,952
Distributions -
   common stock                                        -                 -                -       (1,742,507)        (1,742,507)
Distributions -
   preferred stock                                     -                 -                -       (1,294,042)        (1,294,042)
Accretion on
   preferred stock                                     -          (154,317)               -                -           (154,317)
Exercise of options                               23,500           190,937                -                -            214,437
Shares issued through
   dividend reinvestment
   plan                                           34,023           395,360                -                -            429,383
Net unrealized gain
   on available-for-sale
   securities                                          -                 -          104,431                -            104,431
                                                  ------           -------          -------        ---------            -------

Balances,
   December 31, 1996                           1,473,642        13,650,737           97,673        2,220,789         17,442,841

Net income                                             -                 -                -          639,206            639,206
Distributions -
   common stock                                        -                 -                -         (446,850)          (446,850)
Distributions -
   preferred stock                                     -                 -                -         (323,510)          (323,510)
Accretion on
   preferred stock                                     -           (38,869)               -                -            (38,869)
Shares issued through
   dividend reinvestment
   plan                                           15,859           180,005                -                -            195,864
Net unrealized gain
   on available-for-sale
   securities                                          -                 -            7,512                -              7,512
                                                  ------            ------            -----          -------              -----

Balances,
   March 31, 1997                            $ 1,489,501       $13,791,873      $   105,185      $ 2,089,635        $17,476,194
                                             ===========       ===========      ===========      ===========        ===========


       See accompanying notes to consolidated financial statements.


              ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                                                                Three Months Ended March 31,
                                                                                                 1997                  1996
                                                                                                 ----                  ----
Cash flows from operating activities:
   Net income                                                                               $   639,206          $   576,464
   Adjustments to reconcile net income
     to net cash provided by operating activities:
   (Increase) in rental income from straight-lining of rent                                    (89,553)                    -
   Depreciation and amortization                                                               250,350               136,556
   Minority interest in earnings of subsidiary                                                   6,604                     -
   Changes in assets and liabilities:
   (Increase) decrease in rent, interest,
     deposits and other receivables                                                            (39,555)              106,887
   Increase in accrued expenses
     and other liabilities                                                                      64,062                11,646
                                                                                                ------                ------

           Net cash provided by operating activities                                           831,114               831,553
                                                                                               -------               -------

Cash flows from investing activities:
   Sale of real estate                                                                         236,920                     -
   Collection of mortgages receivable -
     (including $27,792 and $884,099
      from related parties)                                                                     32,756               891,157
   Collection of senior secured note
      receivable - BRT Realty Trust - related party                                                  -                93,008
   Sale of U.S. Government
     obligations and securities, net                                                                 -               (27,731)
   Other                                                                                        24,400                     -
                                                                                                ------                -------

           Net cash provided by investing activities                                           294,076               956,434
                                                                                               -------               -------

Cash flows from financing activities:
   Proceeds from mortgages payable                                                           1,600,000                     -
   Repayment of mortgages payable                                                              (61,027)              (20,693)
   Repayments on note payable-bank                                                          (2,549,374)                    -
   Payment of financing costs                                                                  (31,641)              (79,972)
   Exercise of stock options                                                                         -               205,312
   Cash distributions - common stock                                                          (442,093)             (424,836)
   Cash distributions - preferred stock                                                       (323,510)             (323,510)
   Issuance of shares through
     dividend reinvestment plan                                                                195,864                     -
                                                                                               -------              --------

           Net cash (used in) financing activities                                          (1,611,781)             (643,699)
                                                                                            ----------              --------

           Net (decrease) increase in cash
               and cash equivalents                                                           (486,591)            1,144,288

Cash and cash equivalents at beginning of period                                             2,478,580             3,844,409
                                                                                             ---------             ---------

Cash and cash equivalents at end of period                                                  $1,991,989            $4,988,697
                                                                                            ==========            ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest expense                                        $   409,455           $   136,951
   Cash paid during the period for income taxes                                                 25,662                58,597

Supplemental schedule of noncash
   investing and financing activities:
   Accretion on preferred stock                                                                 38,869                38,406

            See accompanying notes to consolidated financial statements.


                   One Liberty Properties, Inc. and Subsidiaries
                     Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation
         --------------------

     The accompanying interim unaudited consolidated financial statements as of March 31, 1997 and for the three months ended March 31,1997 and 1996 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results for the full year.

     The consolidated financial statements include the accounts of One Liberty Properties, Inc., its wholly-owned subsidiaries and a majority-owned limited liability company. Material intercompany items and transactions have been eliminated. One Liberty Properties, Inc., its subsidiaries and its limited liability company are hereinafter referred to as the "Company".

     Certain amounts reported in previous consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current year's presentation.

     These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Note 2 - Per Share Data
         --------------

     Primary earnings per common share data is based upon the weighted average number of common shares and assumed equivalent shares outstanding during the period, after giving effect to dividends and accretion relating to the Company's preferred stock. The preferred stock is not considered a common stock equivalent for the purposes of computing earnings per share because their assumed conversion is anti-dilutive. The assumed exercise of outstanding stock options, using the treasury stock method, is not materially dilutive or is anti-dilutive for the primary earnings per common share computation for the three month periods ended March 31, 1997 and 1996.

     Fully diluted earnings per common share are based on an increase in the number of common shares that would be outstanding assuming the exercise of common share options. Since fully diluted earnings per share amounts are not materially dilutive, such amounts are not presented.

     In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share,

                    One Liberty Properties, Inc. and Subsidiaries
                     Notes to Consolidated Financial Statements
                                     (Continued)

     the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.

Note 3 - Preferred and Common Stock Dividend Distributions
         -------------------------------------------------
     On March 4, 1997 the Board of Directors declared quarterly cash distributions of $.30 and $.40 per share on the Company's common and preferred stock, respectively, payable on April 1, 1997 to stockholders of record on March 17, 1997.

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
           Condition and Results of Operations
           -----------------------------------

Liquidity and Capital Resources
-------------------------------

     At March 31, 1997, the Company's primary sources of liquidity were cash generated from operating activities, approximately $1,992,000 in cash and cash equivalents and a $5,000,000 revolving credit agreement (discussed below), of which $3,649,374 was available at March 31, 1997. Long term debt at March 31, 1997 consisted of $18,385,894 of mortgages payable which is secured by certain real estate investments. At May 12, 1997 $1,050,626 was outstanding under the credit agreement.

     In March, 1996 the Company entered into a $5 million revolving credit agreement with Bank Leumi Trust Company of New York ("Bank Leumi"). Borrowings under the credit agreement will provide the Company with funds, when needed, to acquire additional properties. The credit agreement matures February 28, 1999 with a right for the Company to extend the agreement until February 29, 2000. Under the terms of this agreement the Company has the ability to add additional lenders to provide a maximum total facility of $15,000,000. The Company is currently negotiating with several banks to increase the facility to the maximum. At March 31, 1997, one institution has expressed an interest in participating to the extent of $4,000,000.

     The Company is currently in discussions concerning the acquisition of additional net leased properties. In management's judgement, cash provided from operations, the Company's cash position and cash available under the credit agreement and from the anticipated inclusion of other banks in the credit agreement will provide adequate funds for cash distributions to shareholders, operating expenses and future investments. It will continue to be the Company's policy to make sufficient cash distributions to shareholders in order for the Company to maintain its real estate investment trust status under the Internal Revenue Code.

     In connection with the lease agreements with Total Petroleum, Inc. ("Total Petroleum") consummated in 1991, the Company agreed to expend certain funds to remediate environmental problems discovered at certain locations that were net leased to Total Petroleum. It was agreed that the net cost to the Company would not exceed $350,000 per location, with any excess cost being the responsibility of Total Petroleum. At that time the Company deposited $2,000,000 with an independent escrow agent to insure compliance by the Company with its obligations with respect to the environmental clean up. The escrow agent held approximately $1,244,000 as of March 31, 1997 which the Company deems adequate to cover any additional environmental costs.

Results of Operations


Three months ended March 31, 1997 and 1996
------------------------------------------

     As a result of the Company's acquisition of five properties in 1996, rental income increased by $595,395 to $1,338,958 for the three months ended March 31, 1997 from $743,563 for the three months ended March 31, 1996. The straight-lining of rents during the three months ended March 31, 1997 contributed $89,553 to the increase in rental income.

     The decrease in interest income from related parties of $83,271 for the three months ended March 31, 1997 from $292,970 for the three months ended March 31, 1996 to $209,699 for the three months ended March 31, 1997 is substantially due to the payoff in full during August 1996 of a senior note receivable and to a lesser extent, the payoff in full during March 1996 of an $845,000 mortgage receivable.

     Interest and other income decreased to $17,534 for the three months ended March 31, 1997 from $57,937 for the three months ended in March 31, 1996 primarily due to a decrease in interest earned on U.S. Government securities resulting from the sale of such investments, the proceeds of which were used to purchase properties.

     A $124,268 increase in depreciation and amortization expense to $250,350 results from depreciation on properties acquired during 1996. Also contributing to the increase was the amortization of capitalized costs incurred in connection with the Company obtaining a bank credit facility and placing mortgages on its properties.

     The increase in interest-mortgages payable from $143,544 in the three months ended March 31, 1996 to $392,780 in the three months ended March 31, 1997 is due to interest paid on mortgages placed in connection with property acquisitions during 1996. Interest - bank note payable amounted to $41,984 during the three months ended March 31, 1997 resulting from borrowings under the revolving credit agreement.

     General and administrative costs of $163,059 reflect a decrease of $13,113 from the prior period expense of $176,172 and results substantially from a decrease in income tax provisions.

                                    Part II - Other Information

Item 6. - Exhibits and Reports on Form 8-K

No Form 8-Ks were filed during the quarter ended March 31, 1997.

                          ONE LIBERTY PROPERTIES, INC.


                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           One Liberty Properties, Inc.
                           ----------------------------
                                  (Registrant)







May 14, 1997               /s/ Matthew Gould
------------               -----------------
 Date                      Matthew Gould
                           President





May 14, 1997               /s/ David W. Kalish
------------               -------------------
 Date                      David W. Kalish
                           Vice President and
                           Chief Financial Officer