Form 10-Q
period 1997-06-30
ONE LIBERTY PROPERTIES INC
filed 1997-08-14
CIK 712770

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

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

       Asof August 1, 1997, the Registrant had 1,533,811 shares of Common
               Stock and 808,776 shares of Redeemable Convertible
                          Preferred Stock outstanding.

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

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                   ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                                  June 30,      December 31,
                                                   1997             1996
                                                (Unaudited)
Assets
   Real estate investments, at cost
     Land                                       $10,703,651       $11,040,590
     Buildings                                   33,461,018        33,695,317
                                                 ----------       -----------
                                                 44,164,669        44,735,907
           Less accumulated depreciation          2,158,806         1,846,694
                                                  ---------       -----------
                                                 42,005,863        42,889,213
   Mortgages receivable-less unamortized
        discount-(substantially all from
        related parties)                          5,980,973         6,049,033
   Cash and cash equivalents                      2,085,475         2,478,580
   Unbilled rent receivable                         480,501           304,828
   Rent, interest, deposits and
        other receivables                           120,461            66,908
   Investment in BRT Realty Trust-
        (related party)                             223,482           199,068
   Deferred financing costs                         512,042           480,640
   Other                                             76,733            54,718
                                                     ------    --------------
           Total assets                         $51,485,530       $52,522,988
                                                ===========       ===========
Liabilities and Stockholders' Equity
   Liabilities:
        Mortgages payable                      $ 18,317,688       $16,846,921
        Note payable-bank                         1,050,626         3,900,000
        Accrued expenses and other liabilities      508,513           475,109
        Dividends payable                           779,729           765,603
                                                    -------     -------------
           Total liabilities                     20,656,556        21,987,633
                                                 ----------      ------------
Commitments and contingencies                             -                 -
Minority interest in subsidiary                     141,829           141,722
                                               ------------      ------------
Redeemable  convertible  preferred stock,
 $1 par value; $1.60 cumulative annual
     dividend; 2,300,000 shares authorized;
     808,776 shares issued; liquidation
     and redemption values of $16.50             13,028,647        12,950,792
                                                -----------       -----------
   Stockholders' equity:
        Common stock, $1 par value;
        25,000,000 shares authorized;
        1,520,729 and 1,473,642
        shares issued and outstanding             1,520,729         1,473,642
       Paid-in capital                           14,064,727        13,650,737
        Net unrealized gain on
           available-for-sale securities            122,087            97,673
        Accumulated undistributed net income      1,950,955         2,220,789

   Total stockholders' equity                    17,658,498        17,442,841
                                                 ------------      -----------
   Total liabilities and stockholders' equity   $51,485,530       $52,522,988
                                                ===========       ===========

       See  accompanying  notes to  consolidated  financial statements.

                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                               Three Months Ended                   Six Months Ended
                                                    June 30,                            June 30,
                                             -----------------------              --------------
                                              1997             1996               1997             1996
                                              ----             ----               ----             ----
Revenues:
   Rental income                          $1,343,554      $   850,006         $ 2,682,512        $1,593,569
   Interest from related parties             208,701          326,901             418,400           619,871
   Interest and other income                  14,913          111,564             32,447            169,501
                                           ------------   ------------     -------------            -------
                                           1,567,168        1,288,471          3,133,359          2,382,941
                                           -----------    -----------       -----------          ---------
Expenses:
   Depreciation and amortization             251,754          159,320            502,104            295,876
   Interest - mortgages payable              395,459          198,005            788,239            341,549
   Interest - bank                            29,152                -             71,136                  -
   Leasehold rent                             72,209           72,209            144,417            144,417
   General and administrative                170,841          176,679            333,900            342,377
   Provision for valuation adjustment
     of real estate                                -          314,000                  -            314,000
                                          ---------------     -------       -------------        -----------
                                             919,415          920,213          1,839,796          1,438,219
                                            -----------      -----------     ---------          ---------

Operating income before minority
 interest in earnings of subsidiary          647,753          368,258          1,293,563            944,722

Minority interest in earnings of subsidiary   (6,703)               -            (13,307)                 -
                                            ------------ ---------------      ------------  ---------------

Net income                               $   641,050     $    368,258         $1,280,256         $  944,722
                                            ===========  ============          ==========        ==========

Calculation of net income applicable
 to common stockholders:
Net income                               $   641,050     $    368,258         $1,280,256         $  944,722
Less: dividends and accretion
   on preferred stock                        362,496          362,031            724,875            723,947
                                         ------------    -------------        ----------         ----------

Net income applicable to
   common stockholders                   $   278,554     $      6,227         $  555,381         $  220,775
                                         ===========     ============         ==========         ==========

Weighted average number of
   common shares outstanding               1,507,542        1,438,619          1,498,484          1,429,842
                                         ============    ============         ==========         =========

Net income per common share (Note 2)     $       .18     $          -         $      .37         $      .15
                                         ============    ============         ==========         ==========


Cash distributions per share:

   Common Stock                          $       .30     $        .30         $       .60        $      .60
                                         ============    ============         ===========        ==========

   Preferred Stock                       $       .40     $        .40         $       .80        $      .80
                                         ============    ============         ===========        ==========


       See  accompanying  notes to  consolidated  financial statements.

                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the six  month  period  ended  June 30,  1997 and the year ended December 31, 1996
                                   (Unaudited)
                                                                              Net Unrealized
                                                                              Gain (loss) on       Accumulated
                                                 Common         Paid-in        Available-for-      Undistributed
                                                 Stock          Capital        Sale Securities     Net Income           Total

Balances,
   January 1, 1996                            $1,416,119       $13,218,757       $  ( 6,758)      $3,083,386         $17,711,504

Net income                                             -                 -                -        2,173,952           2,173,952
Distributions -
   common stock                                        -                 -                -       (1,742,507)         (1,742,507)
Distributions -
   preferred stock                                     -                 -                -       (1,294,042)         (1,294,042)
Accretion on
   preferred stock                                     -          (154,317)               -                -            (154,317)
Exercise of options                               23,500           190,937                -                -             214,437
Shares issued through
   dividend reinvestment
   plan                                           34,023           395,360                -                -             429,383
Net unrealized gain
   on available-for-sale
   securities                                          -                 -          104,431                -             104,431
                                             -----------        -----------        ---------       ------------        -----------


Balances,
   December 31, 1996                           1,473,642        13,650,737           97,673        2,220,789          17,442,841
Net income                                             -                 -                -        1,280,256           1,280,256
Distributions -
   common stock                                        -                 -                -         (903,070)           (903,070)
Distributions -
   preferred stock                                     -                 -                -         (647,020)           (647,020)
Accretion on
   preferred stock                                     -           (77,855)               -                -             (77,855)
Exercise of options                               15,000           121,875                -                -             136,875
Shares issued through
   dividend reinvestment
   plan                                           32,087           369,970                -                -             402,057
Net unrealized gain
   on available-for-sale
   securities                                          -                 -           24,414                -              24,414
                                         ---------------  ----------------      -----------  ---------------       --------------

Balances,
   June 30, 1997                              $1,520,729       $14,064,727      $   122,087      $ 1,950,955         $17,658,498
                                          ==============       ===========      ===========      ===========         ===========
   See accompanying notes to consolidated financial statements.

                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                Six Months Ended June 30,
                                                                    1997           1996
Cash flows from operating activities:
   Net income                                                     $  1,280,256        $ 944,722
   Adjustments to reconcile net income
    to net cash provided by operating
     activities:
   (Increase)in rental income from straight-lining of rent            (175,673)               -
   Provision for valuation adjustment of real estate                         -          314,000
   Depreciation and amortization                                       502,104          295,876
   Minority interest in earnings of subsidiary                          13,307                -
   Changes in assets and liabilities:
   (Increase) decrease in rent, interest,
     deposits and other receivables                                    (75,568)         265,828
   Increase in accrued expenses and other liabilities                   33,404           45,853
                                                                    -----------     -----------

           Net cash provided by operating activities                 1,577,830        1,866,279
                                                                    -----------     -----------

Cash flows from investing activities:
   Additions to real estate                                                  -       (4,059,478)
   Sale of real estate                                                 384,598                -
   Collection of mortgages receivable -
     (including $56,577 and $873,353
      from related parties)                                             68,060          885,019
   Collection of senior secured note
      receivable - BRT Realty Trust - related party                          -          327,546
   Sale of U.S. Government
     obligations and securities, net                                         -           60,356
   Other                                                                41,134                -
                                                                     ----------- --------------
           Net cash provided by (used in) investing activities         493,792       (2,786,557)
                                                                      ---------- -------------

Cash flows from financing activities:
   Proceeds from mortgages payable                                   1,600,000        2,725,000
   Repayment of mortgages payable                                     (129,233)         (45,985)
   Repayments on note payable-bank                                  (2,849,374)               -
   Payment of financing costs                                          (89,088)         (88,108)
   Exercise of stock options                                           136,875          205,312
   Cash distributions - common stock                                  (888,944)        (856,422)
   Cash distributions - preferred stock                               (647,020)        (647,020)
   Issuance of shares through
     dividend reinvestment plan                                        402,057                -
                                                                      ---------- --------------

           Net cash provided by (used in) financing activities      (2,464,727)       1,292,777
                                                                    -----------      -----------

           Net (decrease) increase in cash
               and cash equivalents                                   (393,105)         372,499

Cash and cash equivalents at beginning of period                     2,478,580        3,844,409
                                                                     ----------       ----------

Cash and cash equivalents at end of period                          $2,085,475       $4,216,908
                                                                    ==========       ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest expense                 $  858,777       $  315,382
   Cash paid during the period for income taxes                         16,011           55,999

Supplemental schedule of noncash
 investing and financing activities:
   Accretion on preferred stock                                         77,855           76,927

  See accompanying notes to consolidated financial statements.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 1997 and for the six and three months ended June 30, 1997 and 1996 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the six and three months ended June 30, 1997 are not necessarily indicative of the results for the full year.

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

Note 2 - Per Share Data

Primary earnings per common share data is based upon the weighted average number of common shares and assumed equivalent shares outstanding during the period, after giving effect to dividends and accretion relating to the Company's preferred stock. The preferred stock is not considered a common stock equivalent for the purposes of computing earnings per share because their assumed conversion is anti-dilutive. The assumed exercise of outstanding stock options, using the treasury stock method, is not materially dilutive or is anti-dilutive for the primary earnings per common share computation for the six and three month periods ended June 30, 1997 and 1996.

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

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 2 - Per Share Data (Continued)

In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.

Note 3 - Preferred and Common Stock Dividend Distributions

On June 6, 1997 the Board of Directors declared quarterly cash distributions of $.30 and $.40 per share on the Company's common and preferred stock, respectively, payable on July 1, 1997 to stockholders of record on June 20, 1997.

Note 4 - Stock Options

Options to purchase a total of 15,000 shares of the Company's common stock at $9.125 per share were exercised in June 1997. The options had been granted under the 1989 Stock Option Plan.

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations


Liquidity and Capital Resources

At June 30, 1997, the Company's primary sources of liquidity were cash generated from operating activities, approximately $2,085,475 in cash and cash equivalents and a $9,000,000 revolving credit agreement (discussed below), of which $7,949,374 was available at June 30, 1997. Long-term debt at June 30, 1997 consisted of $18,317,688 of mortgages payable, which is secured by certain real estate investments.

On August 5, 1997, a property owned by a limited liability company in which the Company is a significant member was sold. The Company realized a gain of approximately $500,000 on the sale. A portion of the net cash proceeds was used to pay off the entire $1,050,626 outstanding balance under the credit agreement.

In March, 1996 the Company entered into a $5 million revolving credit agreement with Bank Leumi Trust Company of New York ("Bank Leumi"). Under the terms of this agreement the Company has the ability to add additional lenders to provide a maximum total facility of $15,000,000. In June, 1997, the Company closed on a $4,000,000 participation interest with First Bank of the Americas, increasing the total facility to $9,000,000. Borrowings under the credit agreement will provide the Company with funds, when needed, to acquire additional properties. The credit agreement matures February 28, 1999 with a right for the Company to extend the agreement until February 29, 2000.

The Company is currently in discussions concerning the acquisition of additional net leased properties. In management's judgement, cash provided from operations, the Company's cash position and cash available under the credit agreement will provide adequate funds for cash distributions to shareholders, operating expenses and future investments. It will continue to be the Company's policy to make sufficient cash distributions to shareholders in order for the Company to maintain its real estate investment trust status under the Internal Revenue Code.

In connection with the lease agreements with Total Petroleum, Inc. ("Total Petroleum") consummated in 1991, the Company agreed to expend certain funds to remediate environmental problems discovered at certain locations that were net leased to Total Petroleum. It was agreed that the net cost to the Company would not exceed $350,000 per location, with any excess cost being the responsibility of Total Petroleum. At that time the Company deposited $2,000,000 with an independent escrow agent to insure compliance by the Company with its obligations with respect to the environmental clean up. The escrow agent held approximately $1,058,000 as of June 30, 1997, which the Company deems adequate to cover any additional environmental costs.

Results of Operations


Six and three months ended June 30, 1997 and 1996

As a result of the Company's acquisition of five properties in 1996, rental income increased by $1,088,943 and $493,548 to $2,682,512 and $1,343,554 for the
six and three months ended June 30, 1997 from $1,593,569 and $850,006 for the six and three months ended June 30, 1996. The straight lining of rents during the six and three months ended June 30, 1997 contributed $175,673 and $86,121 to the increase in rental income.

The decrease in interest income from related parties of $201,471 from $619,871 in the six months ended June 30, 1996 to $418,400 in the current six month period and the decrease of $118,200 from $326,901 in the three months ended June 30, 1996 to $208,701 in the current three month period is substantially due to the payoff in full during August 1996 of a senior note receivable and to a lesser extent, the payoff in full during March 1996 of an $845,000 mortgage receivable.

Interest and other income decreased to $32,447 in the current six month period from $169,501 in the prior six month period and to $14,913 in the current three month period from $111,564 in the prior three month period due to a combination of factors including a decrease in interest earned on U.S. Government securities resulting from the sale of such investments, the proceeds of which were used to purchase properties.

Increases in depreciation and amortization expense of $206,228 and $92,434 for the six and three months ended June 30, 1997 to $502,104 and $251,754 results from depreciation on properties acquired during 1996. Also contributing to the increase was the amortization of capitalized costs incurred in connection with the Company obtaining a bank credit facility and placing mortgages on its properties.

The increase in interest-mortgages payable to $788,239 and $395,459 in the current six and three month periods from $341,549 and $198,005 in the prior six and three month periods is due to interest paid on mortgages placed in connection with property acquisitions during 1996. Interest - bank note payable amounted to $71,136 and $29,152 during the six and three months ended June 30, 1997 resulting from borrowings under the revolving credit agreement.

At June 30, 1996 the Company had determined that the estimated fair value of two of its properties were lower than the carrying amount and thus recorded a provision for valuation adjustment for the difference. These properties were sold during the six months ended June 30, 1997. There was no comparable provision taken in 1997.

                                    Part II - Other Information

Item 6. - Exhibits and Reports on Form 8-K

No Form 8-Ks were filed during the quarter ended June 30, 1997.

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



                            One Liberty Properties, Inc.
                                     (Registrant)






August 14, 1997            /s/ Matthew Gould
 Date                      Matthew Gould
                           President





August 14, 1997            /s/ David W. Kalish
 Date                      David W. Kalish
                           Vice President and
                           Chief Financial Officer