Form 10-Q
period 1997-09-30
ONE LIBERTY PROPERTIES INC
filed 1997-11-13
CIK 712770

SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC   20549

                                      FORM 10-Q

[X]           Quarterly Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 1997

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

     As of November 1, 1997, the Registrant had 1,557,950 shares of Common Stock and 808,776 shares of Redeemable Convertible Preferred Stock outstanding.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes   X           No

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                  September 30, December 31,
                                                    1997             1996
                                                -----------     -----------
                                                       (Unaudited)
Assets
   Real estate investments, at cost
     Land                                         $10,598,515       $11,040,590
    Buildings                                      33,029,157        33,695,317
                                                   ----------        ----------
                                                   43,627,672        44,735,907
           Less accumulated depreciation            2,301,689         1,846,694
                                                    ---------         ---------
                                                   41,325,983        42,889,213
   Mortgages receivable-less unamortized
        discount-(substantially all from
        related parties)                            5,942,138         6,049,033
   Cash and cash equivalents                        1,843,879         2,478,580
   Unbilled rent receivable                           563,403           304,828
   Rent, interest, deposits and
        other receivables                             318,283            66,908
   Investment in BRT Realty Trust-
        (related party)                               274,188           199,068
   Deferred financing costs                           431,697           480,640
   Other                                               62,866            54,718
                                                       ------            ------

           Total assets                           $50,762,437       $52,522,988
                                                  ===========       ===========

Liabilities and Stockholders' Equity
   Liabilities:
        Mortgages payable                        $ 16,283,523       $16,846,921
        Note payable-bank                           2,000,000         3,900,000
        Accrued expenses and other liabilities        469,353           475,109
        Dividends payable                             786,805           765,603
                                                      -------           -------

           Total liabilities                       19,539,681        21,987,633
                                                   ----------        ----------

Commitments and contingencies                               -                 -

Minority interest in subsidiary                             -           141,722
                                                   ----------           -------

Redeemable convertible preferred
        stock, $1 par value; $1.60
        cumulative annual dividend;
        2,300,000 shares authorized;
        808,776 shares issued; liquidation
        and redemption values of $16.50            13,067,750        12,950,792
                                                   ----------        ----------

   Stockholders' equity:
        Common stock, $1 par value;
         25,000,000 shares authorized;
         1,544,314 and 1,473,642
         shares issued and outstanding              1,544,314         1,473,642
        Paid-in capital                            14,268,741        13,650,737
        Net unrealized gain on
           available-for-sale securities              172,793            97,673
        Accumulated undistributed net income        2,169,158         2,220,789
                                                    ---------         ---------

       Total stockholders' equity                  18,155,006        17,442,841
                                                   ----------        ----------

       Total liabilities and stockholders'equity  $50,762,437       $52,522,988
                                                  ===========       ===========

             See accompanying notes to consolidated financial statements.

                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                 Three Months Ended               Nine Months Ended
                                                    September 30,                       September 30,
                                              1997           1996               1997             1996
                                           ---------      ---------           ---------         ---------
Revenues:
   Rental income                           $1,267,217     $1,247,777          $3,949,729        $2,841,346
   Interest from related parties              207,596        301,591             625,996           921,462
   Interest and other income                   17,703         44,522              50,150            214,023
                                               ------         ------              ------            -------
                                            1,492,516      1,593,890           4,625,875          3,976,831
                                            ---------      ---------           ---------          ---------
Expenses:
   Depreciation and amortization              252,476        187,699             754,580           483,575
   Interest - mortgages payable               368,788        216,331           1,157,027           557,880
   Interest - bank                             25,635         15,418              96,771            15,418
   Leasehold rent                              72,208         72,208             216,625           216,625
   General and administrative                 150,119        161,010             484,019           503,387
   Provision for valuation adjustment
     of real estate                                 -        145,000                   -           459,000
                                              -------        -------            --------           -------

                                              869,226        797,666           2,709,022         2,235,885
                                              -------        -------           ---------         ---------

Income before gain on sale of real
   estate and minority interest               623,290        796,224           1,916,853         1,740,946

Gain on sale of real estate                   599,251              -             599,251                  -
                                              -------        -------             -------           -------

Income before minority interest             1,222,541        796,224           2,516,104         1,740,946

Minority interest                            (217,532)        (5,249)           (230,839)           (5,249)
                                             --------         ------            --------            ------

Net income                                 $1,005,009    $   790,975          $2,285,265        $1,735,697
                                           ==========    ===========          ==========        ==========


Calculation of net income applicable
   to common stockholders:
Net income                                 $1,005,009   $    790,975          $2,285,265        $1,735,697
Less: dividends and accretion
   on preferred stock                         362,613        362,147           1,087,488         1,086,094
                                              -------        -------           ---------         ---------

Net income applicable to
   common stockholders                    $   642,396   $    428,828          $1,197,777        $  649,603
                                          ===========   ============          ==========        ==========

Weighted average number of
   common shares outstanding                1,535,982      1,457,273           1,511,042         1,439,051
                                            =========      =========           =========         =========


Net income per common share (Note 2)       $        .42  $         .29         $       .79       $       .45
                                            ==========  =============         ===========       ===========

Cash distributions per share:

   Common Stock                            $       .30  $         .30         $       .90       $       .90
                                           ===========  =============         ===========       ===========

   Preferred Stock                         $       .40  $         .40         $      1.20       $      1.20
                                           ===========  =============         ===========       ===========

             See accompanying notes to consolidated financial statements.

                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         For the nine month period ended September 30, 1997
                                                and the year ended December 31, 1996
                                                             (Unaudited)

                                                                             Net Unrealized
                                                                             Gain (loss) on      Accumulated
                                                 Common        Paid-in       Available-for-     Undistributed
                                                Stock          Capital      Sale Securities       Net Income          Total
                                              ---------        --------     ---------------     ------------         -------
Balances,
   January 1, 1996                            $1,416,119       $13,218,757       $  ( 6,758)      $3,083,386        $17,711,504

Net income                                             -                 -                 -       2,173,952          2,173,952
Distributions -
   common stock                                        -                 -                 -      (1,742,507)        (1,742,507)
Distributions -
   preferred stock                                     -                 -                -       (1,294,042)        (1,294,042)
Accretion on
   preferred stock                                     -          (154,317)               -                -           (154,317)
Exercise of options                               23,500           190,937                -                -            214,437
Shares issued through
   dividend reinvestment
   plan                                           34,023           395,360                -                -          429,383
Net unrealized gain
   on available-for-sale
   securities                                          -                 -          104,431                -            104,431
                                                ---------          ---------        --------      ----------          ---------
Balances,
   December 31, 1996                           1,473,642        13,650,737           97,673        2,220,789         17,442,841
Net income                                             -                 -                -        2,285,265          2,285,265
Distributions -
   common stock                                        -                 -                -       (1,366,365)        (1,366,365)
Distributions -
   preferred stock                                     -                 -                -         (970,531)          (970,531)
Accretion on
   preferred stock                                     -          (116,958)               -                -           (116,958)
Exercise of options                               25,500           207,188                -                -            232,688
Shares issued through
   dividend reinvestment
   plan                                           45,172           527,774                -                -            572,946
Net unrealized gain
   on available-for-sale
   securities                                          -                 -           75,120                -             75,120
                                              ----------       ----------        ----------         ---------        ----------
Balances,
   September 30, 1997                         $1,544,314       $14,268,741      $   172,793      $ 2,169,158        $18,155,006
                                              ==========       ===========      ===========      ===========        ===========


                  See accompanying notes to consolidated financial statements.

                                             ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)
                                                                                       Nine Months Ended September  30,
                                                                                            1997                    1996

Cash flows from operating activities:
   Net income                                                                            $  2,285,265         $   1,735,697
   Adjustments to reconcile net income
     to net cash provided by operating activities:
   Gain on sale of real estate                                                               (599,251)                    -
  (Increase) in rental income from straight-lining of rent                                   (258,575)                    -
   Provision for valuation adjustment of real estate                                                 -              459,000
   Depreciation and amortization    754,580                                                    483,575
   Minority interest                                                                           230,839                5,249
   Changes in assets and liabilities:
   (Increase) in rent, interest,
     deposits and other receivables (259,523)                                                 (109,182)
   Increase (decrease) in accrued expenses and other liabilities                                (5,756)             176,441
                                                                                                ------              -------

           Net cash provided by operating activities                                         2,147,579            2,750,780
                                                                                             ---------            ---------

Cash flows from investing activities:
   Additions to real estate                                                                 (2,832,231)         (11,442,313)
   Net proceeds from sale of real estate                                                     4,347,603                    -
   Collection of mortgages receivable -
     (including $86,466 and $934,984
      from related parties)                                                                    106,895              954,066
   Collection of senior secured note
      receivable - BRT Realty Trust - related party                                                  -              528,575
   Sale of U.S. Government
     obligations and securities, net                                                                 -              569,598
    Investment by minority interest in subsidiary                                                    -              167,980
   Payments to minority interest by subsidiary                                                (396,333)             (30,757)
   Other                                                                                        54,332               (2,248)

           Net cash provided by (used in) investing activities                               1,280,266           (9,255,099)
                                                                                             ---------           ----------

Cash flows from financing activities:
   Proceeds from mortgages payable                                                           1,600,000            7,125,000
   Repayment of mortgages payable                                                           (2,163,398)             (76,955)
   Repayments on note payable-bank                                                          (1,900,000)                   -
   Payment of financing costs                                                                  (89,088)            (204,269)
   Exercise of stock options                                                                   232,688              205,312
   Cash distributions - common stock                                                        (1,345,163)          (1,288,008)
   Cash distributions - preferred stock                                                       (970,531)            (970,531)
   Issuance of shares through
     dividend reinvestment plan                                                                572,946              238,511
                                                                                               -------              -------

           Net cash provided by (used in) financing activities                              (4,062,546)           5,029,060
                                                                                            ----------            ---------

           Net (decrease) increase in cash
               and cash equivalents                                                           (634,701)          (1,475,259)

Cash and cash equivalents at beginning of period                                             2,478,580             3,844,409
                                                                                             ---------             ---------

Cash and cash equivalents at end of period                                                  $1,843,879            $2,369,150
                                                                                            ==========            ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest expense                                        $ 1,272,646            $  549,524
   Cash paid during the period for income taxes                                                 17,035                59,444

Supplemental schedule of noncash
   investing and financing activities:
   Accretion on preferred stock                                                                116,958               115,563

             See accompanying notes to consolidated financial statements.

                     One Liberty Properties, Inc. and Subsidiaries
                       Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

     The accompanying interim unaudited consolidated financial statements as of September 30, 1997 and for the nine and three months ended September 30, 1997 and 1996 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the nine and three months ended September 30, 1997 are not necessarily indicative of the results for the full year.

     The consolidated financial statements include the accounts of One Liberty Properties, Inc., its wholly-owned subsidiaries and a majority-owned limited liability company (see Note 5). Material intercompany items and transactions have been eliminated. One Liberty Properties, Inc., its subsidiaries and the limited liability company are hereinafter referred to as the "Company"

     Certain amounts reported in previous consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current year's presentation.

     These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Note 2 - Per Share Data

     Primary earnings per common share data is based upon the weighted average number of common shares and assumed equivalent shares outstanding during the period, after giving effect to dividends and accretion relating to the Company's preferred stock. The preferred stock is not considered a common stock equivalent for the purposes of computing earnings per share because their assumed conversion is anti-dilutive. The assumed exercise of outstanding stock options, using the treasury stock method, is not materially dilutive for the primary earnings per common share computation for the nine and three month periods ended September 30, 1997 and 1996.

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

Note 3 - Preferred and Common Stock Dividend Distributions

     On August 25, 1997 the Board of Directors declared quarterly cash distributions of $.30 and $.40 per share on the Company's common and preferred stock, respectively, payable on October 1, 1997 to stockholders of record on September 17, 1997.

Note 4 - Stock Options

     Options to purchase a total of 25,500 shares of the Company's common stock at $9.125 per share were exercised in September and June 1997. The options had been granted under the 1989 Stock Option Plan.

Note 5 - Sale of Real Estate

     On August 5, 1997, the property owned by a limited liability company in which the Company is a significant member was sold and the limited liability company was liquidated. A gain of approximately $599,000 was realized on the sale. The Company's share of the gain is approximately $384,000.

Note 6 - Financial Accounting Standards Board Statement No. 131

     In June, 1997 the Financial Accounting Standards Board issued Statement No. 131,"Disclosure about segments of an enterprise and Related Information" which is effective for financial statements issued for periods beginning after December 15, 1997. Statement No. 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates. The Company does not believe that the implementation of Statement No. 131 will have a material impact on its financial statements.

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations


Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash generated from operating activities, cash and cash equivalents, funds available under a revolving credit facility (of which $7,000,000 was available at September 30, 1997) and funds obtainable from mortgages to be secured by real estate investments.

     On August 5, 1997, the property owned by a limited liability company in which the Company is a significant member was sold and the limited liability company was liquidated. A gain of approximately $599,000 was realized on the sale. The Company's share of the gain was approximately $384,000. A portion of the net cash proceeds distributed to the Company by the limited liability company was used to pay off $1,050,626 under the Credit Agreement, (defined below), the outstanding balance at that time.

     In September 1997, the Company purchased an additional property for a consideration of approximately $2,830,000. The Company borrowed $2,700,000 under the Credit Agreement ($700,000 has since been repaid with cash provided by operations) to consumate the purchase.

     In March, 1996 the Company entered into a $5 million revolving credit agreement ("Credit Agreement") with Bank Leumi Trust Company of New York ("Bank Leumi"). Under the terms of the Credit Agreement the Company can add additional lenders to provide a maximum total facility of $15,000,000. In June 1997, the Company closed on a $4,000,000 participation interest with Commercial Bank of New York (formerly First Bank of the Americas), increasing the total facility to $9,000,000. Borrowings under the Credit Agreement will provide the Company with funds, when needed, to acquire additional properties. The Credit Agreement matures February 28, 1999 with a right for the Company to extend the Credit Agreement until February 29, 2000.

     The Company is currently in discussions concerning the acquisition of additional net leased properties. In management's judgement, cash provided from operations and the Company's cash position will provide adequate funds for cash distributions to shareholders and operating expenses. These sources of funds, as well as funds available under the Credit Agreement, will provide funds for future property acquisitions. It will continue to be the Company's policy to make sufficient cash distributions to shareholders in order for the Company to maintain its real estate investment trust status under the Internal Revenue Code.

     In connection with the lease agreements with Total Petroleum, Inc. ("Total Petroleum") consummated in 1991, the Company agreed to expend certain funds to remediate environmental problems at certain locations net leased to Total Petroleum. It was agreed that the net cost to the Company would not exceed $350,000 per location, with any excess being the responsibility of Total Petroleum. At that time the Company deposited $2,000,000 with an independent escrow agent to insure compliance by the Company with its obligations with respect to the environmental clean up. The escrow agent held approximately $881,000 as of September 30, 1997, which the Company deems adequate to cover any additional environmental costs.

Results of Operations


Nine and three months ended September 30, 1997 and 1996

     As a result of the acquisition of five properties in 1996 and one property in 1997 rental income increased by $1,108,383 to $3,949,729 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The properties acquired in 1996 were acquired at various times between April and November 1996; accordingly, two of such properties (purchased in the last quarter of 1996), and the property acquired in 1997, did not contribute to rental income in the 1996 nine month period, and three of such properties contributed to rental income for only a portion of the 1996 nine month period. Rental income for the 1997 nine month period was negatively affected by the sale of three properties, one in January 1997, one in May 1997 and the third, and most material, in August 1997. The property acquisitions and dispositions referred to above, also affected rental income for the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996. Rental income for the 1997 quarter was $19,440 greater than the 1996 quarter. The primary reasons for rental income in the third quarter of 1997 not reflecting a greater increase as compared to the third quarter of 1996 are the property sale in early August 1997, the disposition of two other properties in January 1997 and May 1997 and the greater impact of straight-lining of rents during the September 30, 1996 quarter.

     The decrease in interest income from related parties of $295,466 from $921,462 in the nine months ended September 30, 1996 to $625,996 in the 1997 nine month period and the decrease of $93,995 from $301,591 in the three months ended September 30, 1996 to $207,596 in the current three month period is substantially due to the payoff in full of a senior note receivable during August 1996.

     Interest and other income decreased to $50,150 in the current nine month period from $214,023 in the prior nine month period and to $17,703 in the current three month period from $44,522 in the prior three month period due to a combination of factors including a decrease in interest earned on U.S. Government securities resulting from the sale of such securities, the proceeds of which were used to purchase properties.

     Increases in depreciation and amortization expense of $271,005 and $64,777 for the nine and three months ended September 30, 1997 to $754,580 and $252,476 results primarily from depreciation on properties acquired during 1996. Also contributing to the increase was the amortization of capitalized costs incurred in connection with the Company's credit facility and placing mortgages on its properties.

     The increase in interest-mortgages payable to $1,157,027 and $368,788 in the current nine and three month periods from $557,880 and $216,331 in the prior nine and three month periods is due to interest paid on mortgages placed on properties acquired during 1996. Interest - bank note payable amounted to $96,771 and $25,635 during the nine and three months ended September 30, 1997 resulting from borrowings under the Credit Agreement. Such interest amounted to $15,418 during both of the 1996 comparable periods. Borrowings under the Credit Agreement were made to facilitate property acquisitions.

     During the nine and three months ended September 30, 1996 the Company determined that the estimated fair value of certain of its properties were lower than the carrying amount and thus recorded a provision for valuation adjustment for the difference. The valuation adjustment was $459,000 for the nine months ended September 30, 1996, covering three properties and $145,000 for the three months ended September 30, 1996 covering one property. Two of these properties were sold during the nine months ended September 30, 1997 and one property is vacant. There were no comparable provisions taken in 1997.

     On August 5, 1997, the property owned by a limited liability company in which the Company is a significant member was sold and a gain of $599,251 was realized on the sale. The Company's share of the gain is $383,915 (after the minority interest share of the gain of $215,336).

                                    Part II - Other Information

Item 6. - Exhibits and Reports on Form 8-K

No Form 8-Ks were filed during the quarter ended September 30, 1997.

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



                             One Liberty Properties, Inc.
                                   (Registrant)






November 13, 1997  /s/ Matthew Gould
 Date              Matthew Gould
                   President





November 13, 1997 /s/ David W. Kalish
 Date             David W. Kalish
                  Vice President and
                  Chief Financial Officer