Form 10-K
period 1997-12-31
ONE LIBERTY PROPERTIES INC
filed 1998-03-19
CIK 712770

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                    FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
         SECTIONS 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

[ X] Annual Report Pursuant to Section l3 or l5(d) of the Securities Exchange Act of l934

For the fiscal year ended December 31, 1997

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

As of March 2, 1998 the aggregate market value of all voting stock (Common Stock and Preferred Stock) held by non-affiliates of the Registrant was approximately $21,443,000.

     As of March 2, 1998, the Registrant had 1,574,894 shares of Common Stock and 808,776 shares of $16.50 Cumulative Convertible Preferred Stock outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE

 The proxy statement for the Registrant's Annual Meeting of Stockholders, scheduled for June 12, 1998, will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year covered by this Form 10-K. The information required by Part III (Item 10-Directors and Executive Officers of the Registrant, Item 11 -Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management, and Item 13 - Certain Relationships and Related Transactions) will be incorporated by reference from the definitive proxy statement to be filed by the Registrant pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                                      PART I

Item 1. Business

General

              One Liberty Properties, Inc. (the "Company") is a self administered and self managed real estate investment trust ("REIT") incorporated under the laws of Maryland on December 20, 1982. The primary business of the Company is to acquire, own and manage improved, free standing, commercial real estate operated by the lessee under a long-term net lease. Its focus is the acquisition, ownership and management of improved real property leased to retail businesses under long term commercial net leases. The Company, from time to time, will acquire and own improved commercial real estate net leased to a corporation or government agency and improved commercial real property (such as a multi family apartment building, office building or industrial building) leased under a long-term lease to an occupant or operator. Under the typical net lease and long-term lease, rental and other payments to be made by the lessee are payable without diminution for any reason. The lessee, in addition to its rent obligation, is generally responsible for payment of all charges attributable to the property, such as real estate taxes, assessments, water and sewer rents and charges, governmental charges and all utility and other charges incurred in the operation of the property. The lessee, is also generally responsible for maintaining the property, including ordinary maintenance and repair and restoration following a casualty or partial condemnation. The rental provisions in a net lease transaction may include, but may not be limited to, rent payable on a stepped basis (rentals increase at specified intervals), an indexed basis (rentals increase pursuant to a formula such as the consumer price index), a percentage basis (minimum rental payments plus additional rentals in the form of participation in the sales derived from the business conducted at the property), or a combination of the foregoing.

Investment Policy

         The Company's business strategy is focused on acquiring improved, commercial property subject to a long-term net lease which has scheduled rent increases. The Company's investment policies, as articulated in its by-laws, as amended, are as follows:

         Types of Investments - The Company is permitted to invest in any type of real property, mortgage loans (and in both cases in interests therein) and other investments of any nature, without limitation, provided such investment does not adversely affect the Company's ability to qualify as a REIT under the Internal Revenue Code. No limitation is set on the number of properties or mortgage loans in which the Company may invest, the amount or percentage of the Company's assets which may be invested in any specific property or on the concentration of investments in any geographic area in the United States. The Company may consider investments in any type of real property and in mortgage loans secured by real property; however as stated above, the current investment policy of the Company is to invest in improved, commercial real estate under long-term net lease. The Company does not intend to make construction loans or loans secured by mortgages on undeveloped land. Although it has not done so in the past, the Company may issue securities in exchange for properties which fit its investment criteria. The Company intends to pursue a national operating strategy, but does not intend to purchase properties located outside of the United States.

             After termination of any lease relating to any of the Company's properties (either at lease expiration or early termination), the Company will seek to relet or sell such property in a manner which will maximize the return to the Company, considering the income and residual potential of such property. The Company may also consider the sale or other disposition of any of the properties prior to termination of the relevant leases if such sale or other disposition appears advantageous. The Company may take purchase money obligations as part payment in lieu of cash in connection with any sale and may take into account local custom and prevailing market conditions in negotiating the terms of repayment. It will be the Company's policy to use any cash realized from the sale or other disposition of properties, net of required distributions to shareholders to maintain its REIT status, to pay down amounts due under the Credit Agreement, if any, and in the acquisition of additional properties.

         Incurrence of Debt - The directors of the Company, in the exercise of their business judgment, are permitted to determine the level of debt and the terms and conditions of any financing or refinancing. There is no limitation on the level of debt which the Company may incur. The Company borrows money, on a secured and unsecured basis, the proceeds of which are used for additional property acquisitions and for working capital purposes.

         The investment objectives of the Company are (i) to protect the Company's capital, (ii) to provide current income; and (iii) to provide the opportunity for increases in income and capital appreciation. In evaluating potential net lease investments, the Company considers, among other factors (i) the intrinsic value of the property, given its location and use, (ii) local demographics (population, occupancy levels, rental trends), (iii) the lessee's adequacy from a financial point of view to meet operational needs and lease obligations, (iv) the return on equity to the Company, and (v) potential for income and capital appreciation. The intrinsic value of the property, essentially its location and the local demographics, are given greater weight in the acquisition process than the tenant's credit worthiness, although the tenant's financial condition is a factor given significant consideration in the acquisition process.

         From time to time, the Company may invest in shares of another REIT or in the shares of an entity not involved in real estate investments, provided that any such investment does not adversely affect the Company's ability to qualify as a REIT under the Internal Revenue Code. If the Company makes any investments in shares of another entity in the future, it will make the investment in such a way that it will not be treated as an investment company under the Investment Company Act of 1940. The Company does not intend to underwrite the securities of other issuers.

Credit Agreement

             On March 1, 1996 the Company entered into a revolving credit agreement ("Credit Agreement") with Bank Leumi Trust Company of New York ("Bank Leumi"). Borrowings under the Credit Agreement are used to provide the Company with funds to acquire properties. The Credit Agreement matures February 28, 1999 with a right for the Company to extend the Credit Agreement until February 29, 2000. Bank Leumi has agreed to advance up to $5,000,000 on a revolving basis and has agreed to a total $15,000,000 facility (including the $5,000,000 that Bank Leumi has committed for) on a pro rata participating basis. In June, 1997, First Bank of the Americas (now Commercial Bank of New York) joined in the Credit Agreement to the extent of $4,000,000. Accordingly, the total availability under the Credit Agreement is $9,000,000 and can be increased to a maximum of $15,000,000 either by adding other banking institutions or by the present participants increasing the extent of availability under the Credit Agreement. The Company pays interest under the Credit Agreement at the rate of prime plus 1/2% on funds borrowed on an interest only basis plus a 1/4% servicing fee on the outstanding balance to Bank Leumi. Net proceeds of certain events (e.g., sale of property, financing of properties) must be applied to reduce the loan.

             As collateral for any advances taken by the Company under the Credit Agreement, the Company has pledged the stock of each of its subsidiaries and the wrap around mortgage the Company holds on a property located on East 16th Street in New York City (see "Mortgages Receivable" below). The Company has agreed to maintain at least $250,000 on deposit with Bank Leumi.

             The Credit Agreement contains affirmative and negative covenants including a covenant that (i) through February 28, 1999 the Company's net worth, as defined, will not be less than the greater of $28,000,000 and two times the revolving credit loans outstanding and thereafter the $28,000,000 increases to $30,000,000; (ii) that cash flow, as defined, for each fiscal year through the 1998 fiscal year shall be at least $3,000,000, increasing to $3,400,000 for the 1999 fiscal year and thereafter, and (iii) at least two of Fredric H. Gould, Matthew J. Gould and Jeffrey A. Gould shall be involved in the day to day management of the Company.

Mortgages Receivable

             In 1992 and 1993, during a severe downturn in the real estate markets nationally, the Company took advantage of opportunities to purchase mortgages receivable at a discount and to originate a mortgage loan, all of which resulted in the Company generating above average yields to maturity. The Company has not acquired or originated any mortgages receivable since January, 1995. The only significant mortgage receivable held at December 31, 1997 is described as follows:

     - On July 30, 1993, the Federal Deposit Insurance Corporation ("FDIC") sold to an entity related to the Company, a $23,000,000 first mortgage secured by an office building located on East 16th Street in Manhattan, New York. The sale was made by the FDIC pursuant to public auction. The successful bidder paid
$19,000,300 for the mortgage, which carries an interest rate of 8% per annum. The office building which secures this mortgage is owned by a partnership in which Gould Investors L.P., an affiliated entity, is a general partner and owns substantially all partnership interests. Gould Investors L.P. is a principal shareholder of the Company and its general partner (Fredric H. Gould) and President of its managing general partner (Matthew Gould) are Chairman of the Board and President, respectively, of the Company and other officers of the Company (Jeffrey Gould, Simeon Brinberg, David Kalish, Mark Lundy, Karen Dunleavy and Nathan Kupin) are also officers of the managing general partner of Gould Investors L.P. Simultaneously with the closing an unrelated party advanced $13,181,000, the Company advanced $6,080,000 (including closing costs), and the mortgage was severed into a first mortgage of $13,181,000 paying interest at 9-1/2% per annum held by such unrelated party and a subordinate wrap mortgage of $9,819,000 held by the Company. Both the first mortgage and wrap mortgage mature in 2005 at which time the first mortgage will have been fully amortized and the wrap mortgage will have a principal balance of approximately $4,000,000. The principal balance of the wrap mortgage held by the Company was $7,974,030 at December 31, 1997 and the net book balance, after discount, was $5,653,412 at December 31, 1997.

     The building which secures the first mortgage and the wrap mortgage is net leased to the City of New York. The lease expires in 2005 with one renewal option of five years. The City has a limited right to terminate the lease. The first mortgage and the wrap mortgage are nonrecourse.

                  Executive Officers of the Company

         The following sets forth information with respect to the executive officers of the Company:

 NAME                       AGE      POSITION WITH THE COMPANY

Fredric H. Gould            62       Chairman of the Board

Matthew Gould               38       President and Chief Executive Officer

Simeon Brinberg             64       Vice President

David W. Kalish             51       Vice President and Chief Financial Officer

Nathan Kupin                83       Senior Vice President

Jeffrey Gould               33       Vice President

Mark H. Lundy               36       Secretary

Seth D. Kobay               43       Vice President and Treasurer

Karen Dunleavy              39       Vice President, Financial


     Each of the above listed executive officers will hold office until the next annual meeting of the Board of Directors, scheduled for June 12, 1998, or until their respective successors are elected and shall qualify. The information below sets forth the business experience of the officers of the Company for at least the past five years.

     Fredric H. Gould. Mr. Gould has been Chairman of the Board of the Company since 1989. Mr. Gould has served as Chairman of the Board of Trustees of BRT Realty Trust, a real estate investment trust, since 1984 and Chief Executive Officer of BRT Realty Trust since 1996. Since 1985 Mr. Gould has been a principal executive officer of the managing general partner of Gould Investors L.P., a limited partnership engaged in the ownership and operation of real properties and he also serves as a general partner of Gould Investors L.P. He is President of the advisor to BRT Realty Trust and a director of Sunstone Hotel Investors, Inc.

     Matthew Gould. Mr. Gould has been President and Chief Executive Officer of the Company since 1989. He has been a Vice President of BRT Realty Trust since 1986, a Vice President of the managing general partner of Gould Investors L.P. from 1986 to 1996 and President since 1996. He also serves as a Vice President of the advisor to BRT Realty Trust.

     Simeon Brinberg. Mr. Brinberg has served as Vice President of the Company since 1989. He has been Secretary of BRT Realty Trust since 1983, a Senior Vice President of BRT Realty Trust since 1988 and a Vice President of the managing general partner of Gould Investors L.P. since 1988. He is a director of Witco Corporation.

     David W. Kalish. Mr. Kalish has served as Vice President and Chief Financial Officer of the Company since June 1990. Mr. Kalish is also a Vice President and Chief Financial Officer of BRT Realty Trust and Vice President and Chief Financial Officer of the managing general partner of Gould Investors L.P. since June 1990. For more than five years prior to June 1990, Mr. Kalish, a certified public accountant, was a partner of Buchbinder Tunick & Company, certified public accountants.

     Nathan Kupin. In addition to serving as a Senior Vice President of the Company since 1989, Mr. Kupin has been a Trustee and Vice President of BRT Realty Trust since 1983. He is also Vice Chairman of the Board of Directors of the managing general partner of Gould Investors L.P. and a director of the advisor to BRT Realty Trust.

     Jeffrey Gould. Mr. Gould has been a Vice President of the Company since 1989. Mr. Gould was a Vice President of BRT Realty Trust from January 1988 to March 1993, Executive Vice President and Chief Operating Officer of BRT from March 1993 to March 1996, and President and Chief Operating Officer since March 1996. Mr. Gould has served as a Trustee of BRT Realty Trust since March 1997.

     Mark H. Lundy. In addition to being Secretary of the Company since June 1993, Mr. Lundy has been a Vice President of BRT since April 1993 and a Vice President of the managing general partner of Gould Investors L.P. since July 1990. Prior to July 1990 he was an associate with the law firm of Dickstein, Shapiro and Moran, Washington, D.C.

     Seth D. Kobay. Mr. Kobay has been Vice President and Treasurer of the Company since August 1994. He has been Vice President and Treasurer of BRT Realty Trust since March 1994 and Vice President of Operations of the managing general partner of Gould Investors L.P. since 1986.

     Karen Dunleavy. Ms. Dunleavy has been Vice President, Financial of the Company since August 1994. She has served as Treasurer of the managing general partner of Gould Investors L.P. since 1986.

     Matthew Gould and Jeffrey Gould are Fredric H. Gould's sons.

Item 2.  Properties

The Company, at December 31, 1997, owned fee title to 36 properties and a "sandwich" lease position with respect to one property. The 36 properties
(referred to herein collectively as the "Properties" and individually as a "Property") are located in 14 states.

                                                                                                                   RENEWAL
                                                                                  NET      CURRENT                 OPTIONS
                                                                                RENTABLE    ANNUAL    EXPIRATION   (NUMBER
PROPERTY LOCATION         TENANT             PROPERTY TYPE      LAND AREA        SQ. FT.     RENT        DATE      OF YEARS)
-----------------         ------             -------------      ---------       --------     ----        ----     ----------

I45 Service Road and
Mount Houston Road                            Freestanding                                                         5 (25
Houston, TX               The Kroger          Retail            2.665 Acres      38,448    $149,947    3/7/00      years)
                          Company


5600 Britton Pkwy.        Kittle's Home       Freestanding                                                         5 (25
Columbus, OH              Furnishing Center,  Retail            6.228 Acres      93,978    $738,764   11/30/2011   years)
                          Inc.(1)


13751 S. Tamiami          Barnes & Noble      Freestanding                                                         4 (20
Trail, Ft. Myers, FL      Superstores,Inc.    Retail            31,315 Sq.Ft.    29,993    $467,000   1/31/17      years)
                          (2)


1987 Mt. Zion Rd.         The Sports          Freestanding                                                         4 (20
Clayton County, GA        Authority, Inc.     Retail            5.5 Acres        50,400    $390,600   10/31/14     years)


9000 E. Peakview Ave.     Gart Bros.          Freestanding                                                         3 (15
Greenwood Village, CO     Sporting Goods      Retail            3.2 Acres        45,000    $423,000   1/31/16      years)
                          Company


490 Oakbend Drive         Just For            Freestanding                                            10/31/16     2 (10
Lewisville, TX            Feet, Inc.          Retail            1.9768 Acres     21,043    $355,559                years)


6933 Lee Highway          K Mart              Freestanding                                                         8 (40
Chattanooga, TN           Corporation(3)      Retail            6.3 Acres        72,897    $399,238   11/30/06     years)

1st Ave. NE & Hwy.100     Ultimate            Freestanding                                                         4 (20
Cedar Rapids, IA          Akquisition Corp.   Retail            1.52 Acres       15,400    $157,850   6/30/15      years)
                          (3)






                                                                                                                       RENEWAL
                                                                                   NET         CURRENT                 OPTIONS
                                                                                 RENTABLE      ANNUAL    EXPIRATION    (NUMBER
PROPERTY LOCATION         TENANT             PROPERTY TYPE      LAND AREA         SQ. FT.       RENT        DATE       OF YEARS)
-----------------         ------             -------------      ---------        -------        ----        ----       ---------

900 Central Texas Hwy.    Hollywood           Freestanding                                                              2 (10
Killeen, TX               Entertainment Corp. Retail            48,177 Sq.Ft.     8,000       $141,200     6/30/10      years)



US Highway 59             Hollywood           Freestanding                                                              2 (10
Rosenberg, TX             Entertainment Corp. Retail            34,000 Sq.Ft.     8,000       $111,800     1/31/10      years)


                                              Gasoline Svc.
                                              Station with
5600 S. Cedar Street      Total               Freestanding                                                              2 (20
Lansing, MI               Petroleum, Inc.     Retail            53,733 Sq.Ft.     7,807       $67,792      5/31/11      years)


                                              Gasoline Svc.
                                              Station with
4384 Kalamazoo Ave.       Total               Freestanding                                                              2 (20
Kentwood, MI              Petroleum, Inc.     Retail            45,745 Sq.Ft.     6,434       $45,067      5/31/11      years)


                                              Gasoline Svc.
                                              Station with
1499 S. Lincoln Road      Total               Freestanding                                                              2 (20
Flint, MI                 Petroleum, Inc.     Retail            59,242 Sq.Ft.     7,335       $89,427      5/31/11      years)


                                              Gasoline Svc.
                                              Station with
1504 Center Avenue        Total               Freestanding                                                              2 (20
Essexville, MI            Petroleum, Inc.     Retail            68,882 Sq.Ft.     6,980       $56,829      5/31/11      years)

                                              Gasoline Svc.
                                              Station with
112 Ashman Circle         Total               Freestanding                                                              2 (20
Midland, MI               Petroleum, Inc.     Retail            24,000 Sq.Ft.     6,067      $77,218       5/31/11      years)






                                                                                                                        RENEWAL
                                                                                    NET      CURRENT                    OPTIONS
                                                                                  RENTABLE    ANNUAL       EXPIRATION   (NUMBER
PROPERTY LOCATION         TENANT              PROPERTY TYPE     LAND AREA          SQ. FT.     RENT          DATE      OF YEARS)
-----------------         ------              -------------     ---------         -------      ----          ----      ---------

                                              Gasoline Svc.
                                              Station with
6500 Pierson Road         Total               Freestanding                                                              2 (20
Flint, MI                 Petroleum, Inc.     Retail            74,910 Sq.Ft.    13,145      $97,102        5/31/11     years)


                                              Gasoline Svc.
                                              Station with
7492 Gratiot Road         Total               Freestanding                                                              2 (20
Saginaw, MI               Petroleum, Inc.     Retail            63,557 Sq.Ft.     8,781      $60,284        5/31/11     years)


                                              Gasoline Svc.
                                              Station with
2046 28th Street          Total               Freestanding                                                              2 (20
Wyoming, MI               Petroleum, Inc.     Retail            75,080 Sq.Ft.    10,506      $64,012        5/31/11     years)


                                              Gasoline Svc.
                                              Station with
901 South US 27           Total               Freestanding                                                              2 (20
St. Johns, MI             Petroleum, Inc.     Retail            36,382 Sq.Ft.     6,588      $76,401        5/31/11     years)


1050 Columbia Ave.        Total               Freestanding                                                              2 (20
Battle Creek, MI          Petroleum, Inc.     Retail            30,451 Sq.Ft.     6,813      $67,629        5/31/11     years)


                                              Gasoline Svc.
                                              Station with
1988 South Cedar          Total               Freestanding                                                              2 (20
Imlay City, MI            Petroleum, Inc.     Retail            66,278 Sq.Ft.     8,883      $96,926        5/31/11     years)






                                                                                                                        RENEWAL
                                                                                    NET       CURRENT                   OPTIONS
                                                                                 RENTABLE     ANNUAL       EXPIRATION   (NUMBER
PROPERTY LOCATION         TENANT              PROPERTY TYPE     LAND AREA         SQ. FT.      RENT          DATE       OF YEARS)
-----------------         ------              -------------     ---------        -------       ----          ----       ---------

                                              Gasoline Svc.
                                              Station with
279 Baldwin Street        Total               Freestanding                                                               2 (20
Jennison, MI              Petroleum, Inc.     Retail            62,795 Sq.Ft.     8,767       $58,946       5/31/11      years)

                                              Gasoline Svc.
                                              Station with
3210 Plainfield Ave.      Total               Freestanding                                                               2 (20
Grand Rapids, MI          Petroleum, Inc.     Retail            44,283 Sq.Ft.     7,869       $54,814       5/31/11      years)



                                                                                 126 rental
                                                                                 units and
119 Madison Avenue        Sanford             Multifamily                        6 retail
New York, NY              Realty              Apt. House/       14,658 Sq.Ft.    stores       $550,000      2/28/38     (5)
                          Associates,         Retail
                          Inc.

                                                                                 375,000 Sq.
                                                                                 Ft. + 21,000
7007 N.W. 37 Ave.         United States       Industrial                         Sq.Ft.                                 2 (30
Miami, FL                 Cold Storage, Inc.  Building(6)       12.5 Acres       Mezzanine    $425,000      4/30/10     years)

                                                                                 Two-Screen
                                                                                 Theatre
2131 6th Avenue           Twin                Freestanding                       Containing
Seattle, WA               78 Associates       Movie Theatre     19,480 Sq.Ft.    1445 Seats   $18,000       12/31/51     --
                          (7)

6660 Broughton Ave.       Woodside            Industrial                                                                 3 (75
Columbus, OH              78 Associates       Building          246,936 Sq.Ft.   55,370       $42,000       6/30/04      years)
                          (7)



                                                                                                                        RENEWAL
                                                                                   NET        CURRENT                   OPTIONS
                                                                                 RENTABLE     ANNUAL      EXPIRATION    (NUMBER
PROPERTY LOCATION         TENANT              PROPERTY TYPE     LAND AREA         SQ. FT.      RENT          DATE       OF YEARS)
-----------------         ------              -------------     ---------        -------       ----          ----       ---------

                          Athens Food
US Hwy. 25 Bypass         Systems, Inc. an    Freestanding                                                               1 (10
Greenwood, SC             Arby Franchise      Retail            25,359 Sq.Ft.     2,755      $74,000        2/28/10      years)


8824 Ranier Avenue        Payless Shoe        Freestanding                                                               3 (15
Seattle, WA               Source, Inc. (8)    Retail            15,625 Sq.Ft.     3,038      $53,078        12/31/01     years)


1205 E. El Dorado St.     Payless Shoe        Freestanding                                                               4 (20
Decatur, IL               Source, Inc. (8)    Retail            24,396 Sq.Ft.     3,060      $46,000        12/31/01     years)


5670 W. 3500 St. S.       Payless Shoe        Freestanding                                                               3 (15
West Valley, UT           Source, Inc. (8)    Retail            16,563 Sq.Ft.     3,200     $56,733         12/31/01     years)


1101 Gartland Ave.        Payless Shoe        Freestanding                                                               1 (2)
Nashville, TN             Source, Inc.        Retail            16,117 Sq.Ft.     3,053     $27,477         12/31/99     years)


329 E. 47th Street        Payless Shoe        Freestanding                                                               3 (15
Chicago, IL               Source, Inc. (8)    Retail            3,500 Sq.Ft.      3,065     $41,496         12/31/01     years)

2818 N. Court Road                            Freestanding                                                               2 (6
Ottumwa, IA               Hy-Vee, Inc.        Retail            13,020 Sq.Ft.     3,072     $19,200         12/31/99     years)


2837 E. Ledbetter Dr.     Abdelsalam          Freestanding                                                               1 (5
Dallas, TX                Salaheddin          Retail            14,270 Sq.Ft.     3,060     $21,600         6/30/02      years)


628 W. 14th Street                            Freestanding
Chicago Heights, IL       Vacant              Retail            14,028 Sq.Ft.     3,062       --             --           --

951 State Avenue                              Freestanding
Kansas City, KS           Vacant              Retail            17,875 Sq.Ft.     3,120       --             --           --




(1) Masco Corporation guarantees 25% of the basic rent during the original lease term.

(2) The lease is guaranteed by Barnes & Noble, Inc.

(3) KMart Corporation has subleased the entire space to Rhodes, Inc.

(4) This lease is guaranteed by Ultimate Electronics, Inc.

(5) If tenant converts the property to cooperative ownership, the lease term is extended for 150 years from the date of conversion.

(6) The Company holds a "sandwich" lease position. It is the tenant under a master lease and Landlord under an operating lease.

(7) The Company leases these properties to unrelated third parties. The Seattle property is leased by the Company's tenant to United Artists Theatre Circuit, Inc., and the Columbus Property to the Kroger Company.

(8) The May Department Store Company was the original tenant under these leases and remains contingently liable under these leases.

Additional Information Concerning Certain Of The Properties

             As of December 31, 1997, the following Properties owned by the Company either had a book value equal to or greater than 10% of the total assets of the Company or revenues which accounted for more than 10% of the Company's aggregate gross revenues.

Columbus, Ohio Property

Description of Columbus, Ohio Property

             The Columbus, Ohio Property, constructed in 1996, is located at 5600 Britton Parkway, West of 1-270. The property is in a suburb of Columbus, approximately 12 miles Northwest of downtown Columbus. This 6.228 acre property is improved with a 97,328 square foot furniture showroom/retail store, of which 93,928 is located on grade and 3,400 is mezzanine office space. The property contains 270 parking spaces.

Description of Columbus, Ohio Property Lease

Lease Term The Property is leased to Kittles' Home Furnishing Center, Inc. ("Kittles") for a fifteen year term expiring November 30, 2011. The Tenant has five successive five year renewal options.

Amounts Payable Under the Columbus, Ohio Lease

     The basic annual rental is $738,764 through November 1999, increasing to $807,267 per annum for the period December 1999 to November 2002 and increasing every three years thereafter during the original term.

             The lease is a triple net lease and requires the Tenant to pay, in addition to basic annual rent, all real estate taxes, assessments, insurance, common area maintenance and structural and non-structural repairs.

Maintenance and Modifications

             The Tenant is required to keep the Property in good condition and repair, including all structural and non-structural portions (roof, foundations, floors, building systems) and all sidewalks, landscaping and driveways.

             The Tenant is precluded from making any structural alterations to the building and building systems, and to the exterior of the building, without Landlord's prior consent which is not to be unreasonably withheld or delayed.
Tenant is permitted to make interior non-structural alterations without Landlord's consent, subject to the satisfaction of certain conditions specified in the lease.

Insurance

             Landlord is required to carry fire, extended coverage, vandalism, and malicious mischief and similar risk insurance insuring the Property (excluding Tenant's merchandise, trade fixtures, equipment and other personal property) for the full replacement value. Tenant is to reimburse Landlord for Landlord's annual premium costs.
Tenant is required to carry liability insurance.

Damage to or Condemnation of Columbus, Ohio Property

     If the building is damaged or destroyed by fire or other casualty, Landlord, within 120 days, is required to commence repair and within 210 days restore the building to substantially the condition it was in prior to the casualty.

       In the event any portion of the building is taken by eminent domain so that Tenant is unable to carry on its business in substantially the same manner as prior to the taking, then the lease shall terminate at the election of either Landlord or Tenant. If more than 20% of the parking area is taken by condemnation, Tenant has the right to terminate the lease as of the date of taking. If, after a taking by eminent domain, neither Landlord or Tenant elects to terminate the lease, Tenant shall remain in the portion of the building not taken, Landlord is required to restore the remaining portion to a complete unit of like quality and character and rental payments are to be adjusted on an equitable basis. If Landlord is required to restore it is not required to spend more for the restoration that it received in the condemnation as an award, less any amount paid to a mortgagee.

Mortgage

             In December, 1997 the Company obtained a $4,325,000 nonrecourse first mortgage loan from Lehman Brothers Holding, Inc. The mortgage bears interest at 7.33% per annum and matures in December, 2007. The mortgage is being amortized based on a 30 year amortization schedule. Assuming no additional payments are made on the principal in advance of the maturity date, the principal balance due at maturity will be approximately $3,800,000. The Company has the option of prepaying this mortgage in whole or in part provided it pays a prepayment premium based on a yield maintenance formula.

Total Petroleum Properties

Description of Total Petroleum Properties
             Although  the  Total  Petroleum   Properties  consist  of  thirteen
separate properties located in various towns and cities in the State of Michigan, they are considered as one property for the purpose of determining if they are "materially important" real properties. The Total Petroleum Properties are all service stations and include gasoline pumping islands, a service area and a retail building used as a convenience store.

Description of Total Petroleum Leases

             Lease Term The Total Petroleum Properties have 13 separate but identical leases dated as of May 15, 1991 (Total Petroleum Leases). The primary lease term for the Total Petroleum Properties is 20 years ending on May 31, 2011. Total Petroleum has the right to extend the leases for two 10 year renewal terms, but the renewal options can only be exercised on an all or none basis. The Total Petroleum Leases contain cross default provisions which provide that on a monetary default resulting in the termination of a lease, the Landlord has a right to terminate any or all of the other leases.

             Amounts Payable under the Total Petroleum Leases The combined annual rent for all 13 properties is $912,456 through May 14, 1998, increasing by 3% each May 15th throughout the term of the lease. The leases are net leases, which requires Total Petroleum to pay all real estate taxes, assessments, and all utility charges.

             Maintenance and Modifications Total Petroleum is required, at its expense, to maintain the Total Petroleum Properties in good repair and is responsible to keep each property in reasonably clean condition. The Tenant at its sole expense may make any non-structural alterations, additions, replacements or improvements to the property without the Landlord's consent. The Tenant is required to obtain the Landlord's prior written consent for structural alterations, additions, replacements or improvements which consent will not be unreasonably withheld.

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

             Damage to or Condemnation of Property If any of the Total Petroleum Properties is damaged or destroyed by fire or other casualty there is to be no rent abatement and Total Petroleum is required to repair and restore the premises in a reasonable diligent manner. If, however, the premises are rendered untenantable, Total Petroleum may terminate the lease in which event it shall pay to the Company an amount sufficient to restore the premises to the condition existing as of the date the lease was executed, reasonable wear and tear excepted.

             If all or any part of any of the properties is taken by condemnation so as to render the remaining portion of the property unsuitable for Tenant's business, then the rent due under the lease shall be equitably adjusted until such time as the Tenant provides Landlord with written notice that it elects to terminate the lease. If however, the Tenant does not vacate the property within ninety days of such taking then it is conclusively presumed that such taking is not extensive enough to render the premises unsuitable for Total Petroleum's business. In the event of a taking, damages awarded are payable as follows: (i) Total Petroleum is entitled to a portion of the award attributable to the value of its leasehold and (ii) Landlord is entitled to the value of its reversion. In allocating between the value of the leasehold and the reversion, the value of improvements and betterments made by the Tenant is to be equitably divided between leasehold and reversion. Each party is entitled to file a claim in any condemnation proceeding.

             Option to Purchase Total Petroleum has been granted an option to purchase all locations at fair market value, excluding the value of the improvements made by it. This option may be exercised during the last six months of the term of the lease. Fair market value is to be determined by an appraisal process.

             Right of First Refusal Total Petroleum has been granted a right of first refusal to purchase a Total Petroleum Property from the Company for the same purchase price and on the same terms and conditions as a bona fide offer to purchase received by the Company from an unrelated party which is engaged in, or plans to engage in the business of selling petroleum products, which offer the Company intends to accept.

             Mortgage The Total Petroleum Properties are owned free and clear of mortgages.

Contract to Purchase Gold Street, Brooklyn Property
             The   Company   has   entered   into  a   contract   to  acquire  a
single-tenanted building located on Gold Street, Brooklyn, New York for a consideration of $6,700,000. The property will be acquired by a limited liability company in which the Company will be the principal member. Although not yet fully agreed upon, it is contemplated that the operating agreement of the limited liability company will provide that the minority member (who brought the transaction to the attention of the Company) will receive an annual distribution of $20,000; thereafter the Company will receive all cash flow until it has received repayment of all cash invested by it plus a 15% return; thereafter all cash flow (including sale and refinancing proceeds) will be distributed 95% to the Company and 5% to the minority member.

             In connection with the acquisition, a $4,500,000 mortgage financing will be consummated for a five year term, providing for interest at 7.5% and a 25 year amortization schedule. North Fork Bank has issued a commitment to make this mortgage loan. The property is net leased to the New York City Transit Authority for a term which expires October 15, 2002 and provides for an annual rental of $850,000.

Lease Expirations
             The following table sets forth scheduled lease expirations for all leases for the Properties as of December 31, 1997.

                                                      Current
                                     Net Rentable     Annual       % of Rents
                                     Square Feet      Rents Under  Represented
Year of Lease     Number of Leases   Subject to       Expiring     By Expiring
Expiration (1)       Expiring        Expiring Leases  Leases (2)   Leases
----------           --------        ---------------  ----------   ------

1998                   0                         -             -          -
1999                   2                     6,125     $  46,677      0.83%
2000                   1                    38,448       149,947      2.68%
2001                   4                    12,363       197,309      3.52%
2002                   1                     3,060        21,600      0.39%
2003                   0                         -             -          -
2004                   1                    55,370        42,000      0.75%
2005                   0                         -             -          -
2006                   1                    72,897       359,640      6.42%
2007                   0                         -             -          -
2008 and thereafter   25                   923,494     4,783,471     85.41%
                                          --------     ---------     ------

                                         1,111,757    $5,600,644       100%
                                         =========    ==========       ====

             (1) Lease expirations assume tenants do not exercise existing renewal options.

             (2) Reflects monthly base rent provided for under terms of each expiring lease as in effect on December 31, 1997 multiplied by 12 and does not take into account any contractual rent escalations.

             (3) The Company's two vacant properties are not included in the above table.

Competition

        The Company faces competition for the acquisition of net leased properties from other REITs, investment companies, insurance companies, pension funds and private individuals, some of whom have greater resources than the Company. The Company also faces indirect competition from institutions that provide or arrange for other types of commercial financing, such as traditional mortgage financing and traditional bank financing. The Company believes that its management's experience in real estate, mortgage lending, credit underwriting and transaction structuring allows it to compete effectively for properties.

Environmental Matters

        Under various federal, state and local environmental laws, regulations and ordinances, current or former owners of real estate, may be required to investigate and clean up hazardous or toxic chemicals, substances or waste or petroleum products or waste (collectively, "Hazardous Materials") released on, under, in or from such property, and may be held liable to governmental entities or to third parties for certain damage and for investigation and clean-up costs incurred by such parties in connection with the release or threatened release of Hazardous Materials. Such laws typically impose responsibility and liability without regard to whether the owner knew of or was responsible for the presence of Hazardous Materials, and the liability under such laws has been interpreted to be joint and several under such circumstances. The Company's leases generally provide that the tenant is responsible for all environmental liability and for compliance with environmental regulations relating to the tenant's operations. Such a contractual arrangement does not eliminate the Company's statutory liability or preclude claims against the Company by governmental authorities or persons who are not a party to such an arrangement. Contractual arrangements in the Company's leases may provide a basis for the Company to recover from the tenant damages or costs for which the Company has been found liable.

        The cost of investigation and clean-up of Hazardous Materials on, under, in or from property can be substantial, and the fact that the property has had a release of Hazardous Materials, even if remediated, may adversely affect the value of the property and the owner's ability to sell or lease the property or to borrow using the property as collateral. In addition, some environmental laws create a lien on a property in favor of the government for damages and costs it incurs in connection with the release or threatened release of Hazardous Materials, and certain state environmental laws provide that such a lien has priority over all other encumbrances on the property or that a lien can be imposed on other property owned by the responsible party. Finally, the presence of Hazardous Materials on a property could result in a claim by a private party for personal injury or a claim by a neighboring property owner for property damage.

        Other federal, state and local laws and regulations govern the removal or encapsulation of asbestos-containing material when such material is in poor condition or in the event of building remodeling, renovation or demolition. Still other federal, state and local statutes, regulations and ordinances may require the removal or upgrading of underground storage tanks that are out of service or out of compliance. In addition, federal, state and local laws, regulations and ordinances may impose prohibitions, limitations and operational standards on, or require permits, approvals and notifications in connection with the discharge of wastewater and other water pollutants, the emission of air pollutants and operation of air polluting equipment, the generation and management of Hazardous Materials, and workplace health and safety. Non-compliance with environmental or health and safety requirements may also result in the need to cease or alter operations at a property, which could affect the financial health of a tenant and its ability to make lease payments. Furthermore, if there is a violation of such requirement in connection with a tenant's operations, it is possible that the Company, as the owner of the property, could be held accountable by governmental authorities for such violation and could be required to correct the violation.

        The Company typically undertakes an investigation of potential environmental risks when evaluating an acquisition. Where warranted, Phase I and/or Phase II assessments are performed by independent environmental consulting and engineering firms. Phase I assessments do not involve subsurface testing, whereas Phase II assessments involve some degree of soil and/or groundwater testing. The Company may acquire a property which is known to have had a release of Hazardous Materials in the past, subject to a determination of the level of risk and potential cost of remediation. The Company normally requires property sellers to indemnify it against any environmental problem existing as of the date of purchase. Additionally, the Company normally structures its leases to require the tenant to assume all responsibility for environmental compliance or environmental remediation relating to the tenants operations at the Property.

        Except for the environmental remediation undertaken by the Company at the Total Petroleum Properties, the Company has not been notified by any governmental authority of or become aware of non-compliance, liability or other claim in connection with any of the Properties.

        In 1991, when the Company entered into lease agreements relating to 13 Total Petroleum Properties, the Company deposited $2,000,000 with an independent escrow agent, to cover remediation costs relating to environmental problems discovered at certain of the Total Petroleum Properties. The agreement between the Company and Total Petroleum limits the Company's maximum cost to $350,000 per location, with any excess cost being the responsibility of Total Petroleum. There are currently two locations which will require additional remediation efforts. As of December 31, 1997 there is approximately $781,000 held by the escrow agent, which the Company deems adequate.

Regulations and Insurance

        Americans With Disabilities Act and Similar Laws. Under the Americans with Disabilities Act of 1990 (the "ADA"), all places of public accommodation are required to meet certain Federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Although management of the Company believes that the Properties are substantially in compliance with present requirements of the ADA, the Company has not conducted and does not presently intend to conduct an audit or investigation to determine its compliance. There can be no assurance that the Company will not incur additional costs in complying with the ADA.

        Additional legislation may place further burdens or restrictions on owners with respect to access by disabled persons. The ultimate amount of the cost of compliance with the ADA or such legislation is not currently ascertainable, but are not expected to have a material effect on the Company.

        Insurance. Under substantially all leases, the Company's tenants are responsible for providing adequate insurance on the Properties they lease. The Company believes the Properties are covered by adequate fire, flood and property insurance.

Item 3.  Legal Proceedings

        Neither the Company nor the Properties are presently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company or the Properties, other than routine litigation arising in the ordinary course of business, which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Form 10-K.

                                     Part II

     Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        The following table sets forth the high and low prices for the Common Stock and the $16.50 Cumulative Convertible Preferred Stock of the Company as reported by the American Stock Exchange and the per share cash distributions paid by the Company on the Common Stock and Preferred Stock during each quarter of the years ended December 31, 1996 and 1997.

                           COMMON STOCK                 PREFERRED STOCK
                                   DISTRIBUTIONS                DISTRIBUTIONS
1996              HIGH     LOW       PER SHARE     HIGH    LOW    PER SHARE
----              ----     ---       ---------     ----    ---    ---------

First Quarter     14-1/8   13          $.30       16-7/8  16-1/4      $.40
Second Quarter    13-5/8   13-3/8      $.30       17      16-1/4      $.40
Third Quarter     13-1/2   12-5/8      $.30       16-7/8  16-1/4      $.40
Fourth Quarter    13-1/2   12-5/8      $.30*      17-1/8  16-1/4      $.40*


1997
----
First Quarter     13-3/4   12-3/4      $.30       17-5/8  16-1/2      $.40
Second Quarter    13-3/4   13-1/4      $.30       17-1/8  16-5/16     $.40
Third Quarter     14       13-1/8      $.30       17-7/8  16-1/2      $.40
Fourth Quarter    14-5/8   13-5/8      $.30*      17-7/8  16-7/8      $.40*


     *A cash distribution of $.30 and $.40 was paid on the Common Stock and Preferred Stock, respectively, on January 2 ,1997 and January 5, 1998. These distributions are reported as being paid in the fourth quarter of the prior year.

         The Common Stock and Preferred Stock of the Company trade on the American Stock Exchange, under the symbols OLP and OLP Pr, respectively. As of March 2, 1998 there were 397 common and 175 preferred stockholders of record and the Company estimates that at such date there were approximately 1,300 and 1,600 beneficial owners of the Company's Common and Preferred Stock, respectively.

Item 6. Selected Financial Data
     The following are highlights of the Company's operations which are derived from the audited financial statements of the Company for the years ended December 31, 1997, 1996, 1995, 1994 and 1993.




                                                         YEAR ENDED DECEMBER 31,
INCOME STATEMENT DATA            1997              1996               1995                1994              1993
---------------------            ----              ----               ----                ----              ----

-Revenues                    $6,284,809          $5,511,556         $4,890,962         $4,041,378      $3,348,419
-Gain on Sale
 of Investments
 and Real Estate                599,251                  --                 --                 --         168,631
-Provision for
 Valuation
 Adjustment and
 Impairment                          --            (659,000)                --                 --        (258,744)
-Net Income                   2,984,192           2,173,952          3,096,302          2,861,137       2,435,269
 Calculation of
 Net Income
 Applicable to
 Common
 Stockholders:
-Net Income                   2,984,192           2,173,952          3,096,302          2,861,137       2,435,269
-Less: Dividends
  and Accretion
  on Preferred
  Stock                       1,450,220           1,448,359          1,446,519          1,444,703       1,442,907
-Net Income
 Applicable
 to Common
 Stockholders                $1,533,972          $725,593           $1,649,783         $1,416,434        $992,362
-Weighted Average
 Number of Common
 Shares
 Outstanding
  - Basic                     1,522,967           1,447,413          1,409,371          1,356,989       1,338,619
  - Diluted                   1,529,203           1,459,198          1,423,361          1,365,143       1,353,935
-Net Income Per
 Common Share: (Note a)
   -Basic                         $1.01            $.50                  $1.17              $1.04            $.74
   -Diluted                       $1.00            $.50                  $1.16              $1.04            $.73
-Cash Distributions
 Per Share of:
  -Common Stock                   $1.20         $1.20                    $1.03               $.86            $.94
  -Preferred Stock                $1.60         $1.60                    $1.60              $1.60           $1.60

(a) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No.
         128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see Note 2 to the Consolidated
         Financial Statements.



                                                       DECEMBER 31,
STATEMENT DATA                1997                1996               1995              1994              1993
--------------                ----                ----               ----              ----              ----

Balance Sheet Data
-Total Real
 Estate
 Investments, Net         $48,316,984        $42,889,213          $24,253,765       $10,996,534      $5,627,909
-Investments in
 US Government
 Obligations and
 Securities                        --                 --            1,274,747         3,972,256       4,856,453
-Mortgages and
 Note Receivables           5,943,450          6,049,033            7,564,716        16,096,224      17,274,039
-Total Assets              57,647,555         52,522,988           38,040,246        37,652,773      32,383,674
-Total Liabilities         26,336,680         21,987,633            7,532,267         7,680,937       3,360,236
-Redeemable
 Convertible
 Preferred Stock           13,106,970         12,950,792           12,796,475        12,643,998      12,493,337
-Total Stock-
 holders' Equity           18,203,905         17,442,841           17,711,504        17,327,838      16,530,101


     Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Liquidity and Capital Resources

             The Company's primary sources of liquidity are cash generated from operating activities, cash and cash equivalents, funds available under a revolving credit facility (of which approximately $4,395,000 was available at December 31, 1997) and funds obtainable from mortgages to be secured by real estate investments.

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

             The Company is currently in discussions concerning the acquisition of additional net leased properties. Cash provided from operations and the Company's cash position will provide funds for cash distributions to shareholders and operating expenses. These sources of funds, as well as funds available under the Credit Agreement, will provide funds for future property acquisitions. The Company has filed a Registration Statement with the Securities and Exchange Commission relating to a Rights Offering to its shareholders. Funds raised in the Rights Offering will be used primarily for property acquisitions. It will continue to be the Company's policy to make sufficient cash distributions to shareholders in order for the Company to maintain its real estate investment trust status under the Internal Revenue Code.

             In connection with the lease agreements with Total Petroleum, Inc. ("Total Petroleum") consummated in 1991, the Company agreed to expend certain funds to remediate environmental problems at certain locations net leased to Total Petroleum. It was agreed that the net cost to the Company would not exceed $350,000 per location, with any excess being the responsibility of Total Petroleum. At that time the Company deposited $2,000,000 with an independent escrow agent to insure compliance by the Company with its obligations with respect to the environmental clean up. At December 31, 1997, there are two locations which require additional remediation efforts. The Company believes the $781,000, held by the escrow agent will be adequate to cover any additional environmental costs at the Total Petroleum locations.

             There will be no effect on the Company's liquidity relating to the year 2000 issue because during 1997 the Company acquired computer hardware and software to handle the Company's accounting and real estate management. The computer software is capable of handling all issues relating to the year 2000.

Comparison of Years Ended December 31, 1997 and 1996

     As a result of the acquisition of five properties in 1996 and two properties in 1997 rental income increased by $1,163,203 to $5,341,491 for the year ended December 31, 1997 as compared to the year ended December 31, 1996.

The decrease in interest income from related parties of $299,571 from $1,132,150 for the year ended December 31, 1996 to $832,579 for the year ended December 31, 1997 is substantially due to the payoff in full of a senior note receivable during August 1996.

Interest and other income decreased to $110,739 in 1997 from $201,118 in 1996 primarily due to a decrease in interest earned on U.S. Government securities resulting from the sale of such securities, the proceeds of which were used to purchase properties.

A $310,754  increase in  depreciation  and  amortization  expense to  $1,023,345 results primarily from depreciation on properties acquired during 1996. Also contributing to the increase was the amortization of capitalized costs incurred in connection with the Company's credit facility and placing mortgages on its properties.

The increase in interest-mortgages payable from $891,953 in 1996 to $1,517,126 in 1997 is due to interest paid on mortgages placed on properties acquired during 1996 and 1997. Interest - bank note payable amounted to $210,305 and $110,185 for the years ended December 31, 1997 and 1996, respectively, resulting from borrowings under the Credit Agreement. Borrowings under the Credit Agreement were made to facilitate property acquisitions.

General and administrative costs decreased by $33,781 from $663,201 for the year ended December 31, 1996 to $629,420 for the year ended December 31, 1997 due to a combination of factors including a decrease in professional fees. In addition, the year ended December 31, 1996 included various fees and costs incurred with the implementation of the Company's distribution reinvestment plan.

At December 31, 1996, the Company owned five properties which had been leased to a retail chain of stores. The initial term with respect to the leases expired on December 31, 1996. Two of these properties were under contract of sale on December 31, 1996 (both sales closed during 1997), and three were vacant (two of which are still vacant and one has since been re-leased). The Company is actively seeking a buyer or tenant for the two vacant properties. At December 31, 1996 the Company recorded a provision for valuation adjustment on the two properties which were under contract of sale based on the sales prices. In addition, the Company had determined that the estimated fair value of the three vacant properties were lower than their carrying amounts and thus, the Company had recorded a provision for the differences. The total provision taken on these five properties amounted to $659,000. There was no comparable provision taken in 1997.

On August 5, 1997, the property owned by a limited liability company in which the Company was a majority member was sold and a gain of $599,251 was realized on the sale. The Company's share of the gain is $383,915 (after deducting the minority interest share of the gain of $215,336).



Comparision of Years Ended December 31, 1996 and 1995

             In view of the Company's acquisition of nineteen properties in 1995 and five properties in 1996, rental income increased by $1,512,831 to $4,178,288 for the year ended December 31, 1996 from $2,665,457 for the year ended December 31, 1995. The straight-lining of rents during the year ended December 31, 1996 contributed $218,061 to the increase in rental income.

             The decrease in interest income from related parties of $746,112 from $1,878,262 to $1,132,150 for the year ended December 31, 1996 is substantially due to accelerated principal collections during 1995 on a senior note receivable which resulted in unusually large amortization of the discount on such note during 1995 and additionally, resulted in a substantial decrease in interest earned on such note during 1996. This note was collected in full during August 1996. Also contributing to the decrease in interest earned was the payoff in full during March 1996 of an $845,000 mortgage receivable.

             Interest and other income decreased to $201,118 in 1996 from $347,243 in 1995 primarily due to a decrease in interest earned on U.S. Government securities resulting from the sale of such investments, the proceeds of which were used to purchase properties.

             A $232,946 increase in depreciation and amortization expense to $712,591 for the year ended December 31, 1996 results from depreciation on properties acquired during 1995 and 1996. Also contributing to the increase was the amortization of capitalized costs incurred in connection with the Company obtaining a bank credit facility and placing mortgages on its properties.

             The increase in interest-mortgages payable from $453,684 in 1995 to $891,953 in 1996 is due to interest paid on mortgages placed in connection with property acquisitions during 1995 and 1996. Interest - bank note payable amounted to $110,185 during 1996 resulting from borrowings under a revolving credit agreement which was entered into during 1996.

             General and administrative costs of $663,201 reflect an increase of $86,264 from the prior year expense of $576,937 and is due to a combination of factors including various fees and other costs incurred with the implementation and maintenance of the Company's distribution reinvestment plan and an increase in professional fees.

             At December 31, 1996 the Company owned five properties leased to a chain of retail stores, all of which leases expired on December 31, 1996. Two of those properties were under contract of sale on December 31, 1996, one was relet and two became vacant. The Company is actively seeking a buyer or tenant for the two vacant properties. The Company has recorded a provision for valuation adjustment on the two properties under contract of sale since the sales prices are lower than their carrying amounts and thus the Company has taken a provision for the difference. The total provision taken on these five properties amounts to $659,000. There was no comparable provision taken in 1995.

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

                                  PART IV


Item 14.  Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K


         (a) Documents filed as part of this Report:

         1. The following financial statements of the Company are included in this Report on Form 10-K:

                                                       Page

            -  Report of Independent Auditors            F-1

            -  Statements:

               Consolidated Balance Sheets               F-2
               Consolidated Statements of Income         F-3
               Consolidated Statements of
                Stockholders' Equity                     F-4
               Consolidated Statements
                of Cash Flows                          F-5-F-6
               Notes to Consolidated
                Financial Statements                   F-7-F-18

         2.   Financial Statement Schedules:

            -  Schedule III-Real Estate
                and Accumulated Depreciation           F-19-F-20
            -  Schedule IV-Mortgage Loans on
                Real Estate                            F-21-F-22

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

     10.1 Form of lease entered into with Total Petroleum with respect to 13 Total Petroleum properties filed as an exhibit to the Company's Form 10-K dated March 23, 1995 and incorporated herein by reference.

     10.2 Lease dated September 14, 1995 between Galbreath Equities, Inc. as Landlord and Kittle's Home Furnishing Center, as Tenant with respect to Columbus Ohio Property, filed as an exhibit to the Company's Form 8-K dated December 12, 1997 and incorporated herein by reference.






     10.3 Credit Agreement dated March 1, 1996 between the Company and Bank Leumi Trust Company of New York filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1995, which Exhibit is incorporated herein by reference.

21.1     Subsidiaries of registrant (filed herewith)

         (b) No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report, except for a Form 8-K dated December 12, 1997 relating to the acquisition of the Columbus, Ohio property.

                              Signatures



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                 ONE LIBERTY PROPERTIES, INC.


Dated:  March  17, 1997           By:s/Matthew Gould
                                 Matthew Gould, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

Signature                     Title                     Date


s/Fredric H. Gould
Fredric H. Gould           Chairman of the         March 17, 1998
                           Board of Directors


s/Matthew Gould
Matthew Gould              President and
                           Chief Executive
                           Officer                 March 17, 1998

s/Marshall Rose
Marshall Rose              Director                March 17, 1998


s/Joseph A. Amato
Joseph A. Amato            Director                March 17, 1998


s/Charles Biederman
Charles Biederman          Director                March 17, 1998


s/Arthur Hurand
Arthur Hurand              Director                March 17, 1998


s/David W. Kalish
David W. Kalish            Vice President
                           and Chief Financial
                           Officer                March 17, 1998

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

OLP Texas, Inc.                                      Texas

OLP-TSA Georgia, Inc.                                Georgia

OLP Dixie Drive Houston, Inc.                        Texas

OLP Greenwood Village,
         Colorado, Inc.                              Colorado

OLP Ft. Myers, Inc.                                  Florida

OLP Rabro Drive Corp.                                New York

OLP Chattanooga, Inc.                                Tennessee

OLP Columbus, Inc.                                   Ohio




                          ONE LIBERTY PROPERTIES, INC.
                                and SUBSIDIARIES

                        Consolidated Financial Statements

                                December 31, 1997



                         REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Stockholders of One Liberty Properties, Inc. and Subsidiaries


     We have audited the accompanying consolidated balance sheets of One Liberty Properties, Inc. and Subsidiaries (the "Company") as of December 31, 1997 and
1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of One Liberty Properties, Inc. and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


New York, New York                             s/Ernst & Young, LLP
February 18, 1998



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES


                           Consolidated Balance Sheets


                                     ASSETS

                                                                                                      December 31,
                                                                                             1997                   1996
                                                                                             ----                   ----


Real estate investments, at cost (Notes 3, 4, and 6)
     Land                                                                               $  12,210,147          $   11,040,590
     Buildings                                                                             38,641,419              33,695,317
                                                                                           ----------              ----------
                                                                                           50,851,566              44,735,907
         Less accumulated depreciation                                                      2,534,582               1,846,694
                                                                                            ---------               ---------
                                                                                           48,316,984              42,889,213
Mortgages receivable - less unamortized discount -
     (substantially all from related parties) (Notes 5 and 6)                               5,943,450               6,049,033
Cash and cash equivalents                                                                   1,606,364               2,478,580
Unbilled rent receivable                                                                      665,052                 304,828
Rent, interest, deposits and other receivables                                                300,584                  66,908
Investment in BRT Realty Trust - (related party) (Note 2)                                     240,384                 199,068
Deferred financing costs                                                                      510,123                 480,640
Other                                                                                          64,614                  54,718
                                                                                               ------                  ------
                                                                                         $ 57,647,555            $ 52,522,988
                                                                                         ============            ============


                                                             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Mortgages payable  (Note 6)                                                    $      20,545,247      $       16,846,921
     Note payable - bank  (Note 6)                                                          4,605,029               3,900,000
     Accrued expenses and other liabilities                                                   394,459                 475,109
     Dividends payable                                                                        791,945                 765,603
                                                                                              -------                 -------
                                                                                           26,336,680              21,987,633
                                                                                           ----------              ----------
Commitments and contingencies (Notes 3 and 7)                                                 -                      -

Minority interest in subsidiary (Note 3)                                                      -                       141,722
                                      -                                                   -----------                 -------

Redeemable Convertible Preferred Stock,
     $1 par value; $1.60 cumulative annual dividend;
         2,300,000 shares authorized; 808,776 shares issued;
         liquidation and redemption values of $16.50 (Note 7)                              13,106,970              12,950,792
                                              ------       -                               ----------              ----------

Stockholders' equity (Notes 6,9,10 and 11):
     Common Stock, $1 par value; 25,000,000 shares authorized;
         1,561,450 and 1,473,642 shares issued and outstanding                              1,561,450               1,473,642
     Paid-in capital                                                                       14,419,609              13,650,737
     Net unrealized gain on available-for-sale securities (Note 2)                            146,706                  97,673
     Accumulated undistributed net income                                                   2,076,140               2,220,789
                                                                                            ---------               ---------
                                                                                           18,203,905              17,442,841
                                                                                           ----------              ----------
                                                                                          $57,647,555             $52,522,988
                                                                                          ===========             ===========



                       See accompanying notes.



                                                         ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                                                               Consolidated Statements of Income

                                                                                           Year Ended December 31,
                                                                                   1997              1996              1995
                                                                                   ----              ----              ----

Revenues:
     Rental income (Note 3)                                                    $ 5,341,491   $    4,178,288   $     2,665,457
     Interest from related parties (Note 5)                                        832,579        1,132,150         1,878,262
     Interest and other income                                                     110,739          201,118           347,243
                                                                                   -------          -------           -------
                                                                                 6,284,809        5,511,556         4,890,962
                                                                                 ---------        ---------         ---------
Expenses:
     Depreciation and amortization                                               1,023,345          712,591           479,645
     Interest - mortgages payable                                                1,517,126          891,953           453,684
     Interest - bank                                                               210,305          110,185             -
     Leasehold rent                                                                288,833          288,833           284,394
     General and administrative (Note 8)                                           629,420          663,201           576,937
     Provision for valuation adjustment of real estate
        (Note 4)                                                                    -               659,000           -
              -                                                                  ---------          -------         ---------
                                                                                 3,669,029        3,325,763         1,794,660
                                                                                 ---------        ---------         ---------

Income before gain on sale of real estate
    and minority interest                                                        2,615,780        2,185,793         3,096,302

Gain on sale of real estate including minority
    interest share of $215,336 (Note 3)                                            599,251           -                -
                                                                                   -------        ---------         ---------

Income before minority interest                                                  3,215,031        2,185,793         3,096,302

Minority interest                                                                 (230,839)         (11,841)          -
                                                                                  --------          -------        ----------

Net income                                                                     $ 2,984,192      $ 2,173,952        $3,096,302
                                                                               ===========      ===========        ==========

Calculation of net income applicable
     to common stockholders:
     Net income                                                                $ 2,984,192   $    2,173,952   $     3,096,302
     Less dividends and accretion on preferred stock                             1,450,220        1,448,359         1,446,519
                                                                                 ---------        ---------         ---------
Net income applicable to common stockholders                                   $ 1,533,972      $   725,593   $     1,649,783
                                                                               ===========      ===========   ===============

Weighted average number of common
     shares outstanding:
         Basic                                                                   1,522,967        1,447,413         1,409,371
                                                                                 =========        =========         =========
         Diluted                                                                 1,529,203        1,459,198         1,423,361
                                                                                 =========        =========         =========

Net income per common share (Notes 2 and 11):
         Basic                                                                $       1.01      $        .50     $       1.17
                                                                              ============      ============     ============
         Diluted                                                              $       1.00      $        .50     $       1.16
                                                                              ============      ============     ============

Cash distributions per share:
     Common Stock                                                             $       1.20      $       1.20     $       1.03
                                                                              ============      ============     ============

     Preferred Stock                                                          $       1.60      $       1.60     $       1.60
                                                                              ============      ============     ============



                           See accompanying notes.




                                                         ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                                                        Consolidated Statements of Stockholders' Equity

                                                          For the three years ended December 31, 1997

                                                                             Net  Unrealized
                                                                             Gain (Loss) on    Accumulated
                                                Common         Paid-in       Available-for-    Undistributed
                                                 Stock         Capital       Sale Securities    Net Income         Total
                                                 -----         -------       ---------------    ----------         -----

Balances, December 31, 1994                    $ 1,399,119   $ 13,233,109     $    (34,913)      $ 2,730,523    $17,327,838

Net income                                         -              -                 -              3,096,302      3,096,302
Distributions - Common Stock
   ($1.03 per share)                               -              -                 -             (1,449,397)    (1,449,397)
Distributions - Preferred Stock
   ($1.60 per share)                               -              -                 -             (1,294,042)    (1,294,042)
Accretion on Preferred Stock                       -             (152,477)          -                 -            (152,477)
Exercise of options                                 17,000        138,125           -                 -             155,125
Net unrealized gain on available-
   for-sale securities (Note 2)                    -                -               28,155            -              28,155
                                                 ---------      ---------           ------         ---------         ------

Balances, December 31, 1995                      1,416,119     13,218,757           (6,758)        3,083,386     17,711,504

Net income                                         -               -                -              2,173,952      2,173,952
Distributions - Common Stock
   ($1.20 per share)                               -               -                -             (1,742,507)    (1,742,507)
Distributions - Preferred Stock
   ($1.60 per share)                               -               -                -             (1,294,042)    (1,294,042)
Accretion on Preferred Stock                       -             (154,317)          -                 -            (154,317)
Exercise of options                                 23,500        190,937           -                 -             214,437
Shares issued through dividend
   reinvestment plan                                34,023        395,360           -                 -             429,383
Net unrealized gain on available-
   for-sale securities (Note 2)                     -             -                104,431            -             104,431
                                                 ---------      ---------          -------         -------         --------

Balances, December 31, 1996                      1,473,642     13,650,737           97,673         2,220,789     17,442,841

Net income                                         -               -                -              2,984,192      2,984,192
Distributions - Common Stock
   ($1.20 per share)                               -               -                -             (1,834,799)    (1,834,799)
Distributions - Preferred Stock
   ($1.60 per share)                               -               -                -             (1,294,042)    (1,294,042)
Accretion on Preferred Stock                       -             (156,178)          -                 -            (156,178)
Exercise of options                                 29,000        235,625           -                 -             264,625
Shares issued through dividend
   reinvestment plan                                58,808        689,425           -                 -             748,233
Net unrealized gain on available-
   for-sale securities (Note 2)                    -              -                 49,033            -              49,033
                                                ----------      ----------           ------        ---------          ------

Balances, December 31, 1997                    $ 1,561,450    $14,419,609       $  146,706      $  2,076,140    $18,203,905
                                               ===========    ===========       ==========      ============    ===========


                                            See accompanying notes.




                                                         ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                                                             Consolidated Statements of Cash Flows


                                                                                            Year Ended December 31,
                                                                               1997               1996               1995
                                                                               ----               ----               ----
Cash flows from operating activities:
     Net income                                                          $  2,984,192    $     2,173,952    $     3,096,302
     Adjustments to reconcile net income to net cash
          provided by operating activities:
         Gain on sale of real estate                                         (599,251)               -                    -
         (Increase) decrease in rental income from
            straightlining of rent                                           (360,224)          (218,061)            86,780
         Provision for valuation adjustment                                    -                 659,000                  -
         Depreciation and amortization                                      1,023,345            712,591            479,645
         Minority interest in earnings of subsidiary                          230,839             11,841                   -
         Changes in assets and liabilities:
            Decrease (increase) in rent, interest, deposits and
                other receivables                                            (221,508)           611,739           (328,461)
            Increase (decrease) in accrued expenses
                 and other liabilities                                        (80,650)           281,342             (5,123)
                                                                              -------            -------             ------

              Net cash provided by operating activities                     2,976,743          4,232,404          3,329,143
                                                                            ---------          ---------          ---------

Cash flows from investing activities:
     Additions to real estate                                             (10,058,389)       (19,940,571)        (3,819,323)
     Net proceeds from sale of real estate                                  4,347,429            -                  -
     Costs of acquisition of real estate and mortgage receivable
         from Gould Investors L.P. - related party                             -                  -                 (90,514)
     Collection of mortgages receivable - (including $79,032,
           $961,789 and $148,291 from related parties in 1997,
         1996 and 1995)                                                       105,583            987,108            169,388
     Collection of senior secured note receivable - BRT Realty
         Trust - related party                                                -                  528,575          1,579,618
     Sale of U.S. Government obligations and
         securities, net                                                      -                1,310,553          2,806,713
     Investment by minority interest in subsidiary                            -                  167,980            -
     Payments to minority interest by subsidiary                             (396,333)           (38,099)           -
     Other                                                                     42,249             (2,248)           (14,986)
                                                                               ------             ------            -------

            Net cash (used in) provided by investing activities            (5,959,461)       (16,986,702)           630,896
                                                                           ----------        -----------            -------

Cash flows from financing activities:
     Proceeds from bank borrowings, net of repayments                         705,029          3,900,000                -
     Proceeds from mortgages payable                                        5,925,000         10,375,000          2,413,350
     Payment of financing costs                                              (203,212)          (392,826)           (85,225)
     Repayment of mortgages payable                                        (2,226,674)          (118,233)        (2,806,843)
     Exercise of stock options                                                264,625            214,437            155,125
     Cash distributions - Common Stock                                     (1,808,457)        (1,725,250)        (1,199,451)
     Cash distributions - Preferred Stock                                  (1,294,042)        (1,294,042)        (1,294,042)
     Issuance of shares through dividend reinvestment plan                    748,233            429,383              -
                                                                              -------            -------         -----------

            Net cash provided by (used in) financing activities             2,110,502         11,388,469         (2,817,086)
                                                                            ---------         ----------         ----------

Net (decrease) increase in cash and cash equivalents                         (872,216)        (1,365,829)         1,142,953

Cash and cash equivalents at beginning of year                              2,478,580          3,844,409          2,701,456
                                                                            ---------          ---------          ---------

Cash and cash equivalents at end of year                                  $ 1,606,364       $  2,478,580     $  3,844,409
                                                                          ===========       ============     ============


                                   See accompanying notes.




                                                         ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                                                       Consolidated Statements of Cash Flows - Continued


                                                                                         Year Ended December 31,
                                                                               1997              1996               1995
                                                                               ----              ----               ----
Supplemental disclosures of cash flow information:
     Cash paid during the year for interest expense                        $1,727,603         $  914,506         $  467,116
     Cash paid during the year for income taxes                                17,058             58,437             43,784

Supplemental schedule of noncash investing and
financing activities:
     Acquisition of real estate and mortgage receivable
        from Gould Investors L.P., a related party                             -                  -              (9,861,729)
     Consideration for acquisition from Gould
        Investors L.P.:
          Extinguishment of mortgage receivable                                -                  -               6,850,000
          Transfer of BRT preferred stock                                      -                  -               2,455,355
          Transfer of BRT common stock                                         -                  -                 556,374



                         See accompanying notes.



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                December 31, 1997

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

   NOTE 2 -   SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation

     The consolidated financial statements include the accounts of One Liberty Properties, Inc., its wholly-owned subsidiaries and a majority-owned limited liability company (see Note 3). Material intercompany items and transactions have been eliminated. One Liberty Properties, Inc., its subsidiaries and the limited liability company are hereinafter referred to as the Company.

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

  NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Federal Income Taxes

     The Company has qualified as a real estate investment trust under the applicable provisions of the Internal Revenue Code. Under these provisions, the Company will not be subject to federal income taxes on amounts distributed to stockholders providing it distributes substantially all of its taxable income and meets certain other conditions.

     Distributions made during 1997 included approximately 3% attributable to capital gains, with the balance to ordinary income. All distributions made during 1996 were attributable to ordinary income.

     Investments in Debt and Equity Securities

     In accordance with Statement of Financial Accounting Standards #115, Accounting for Certain Investments in Debt and Equity Securities, the Company accounts for its investment in common shares of BRT Realty Trust ("BRT"), a related party of the Company, at fair value as "available-for-sale" securities.

     The Company's investment in 30,048 common shares of BRT (accounting for less than 1% of the total voting power of BRT), purchased at a cost of $97,656 has a fair market value at December 31, 1997 of $240,384 resulting in an unrealized holding gain of $142,728. In addition, the Company has invested $33,194 in equity securities which have a fair market value of $37,172 at December 31, 1997. The aggregate net unrealized holding gain of $146,706 is excluded from earnings and reported as a separate component of stockholders' equity.

  Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Mortgages receivable: Two mortgage loans of the Company with outstanding balances aggregating $290,038 are currently fixed at interest rates which approximate market. Accordingly, these balances approximate their fair values. The remaining mortgage loan was purchased by the Company at a discount, which is being amortized by the Company over the life of the mortgage. The Company expects to receive a yield to maturity of approximately 14.5%. The Company estimates the fair value of the loan to approximate its face amount of $7,974,030 at December 31, 1997. The loan is being carried on the balance sheet at $5,653,412, the difference representing the remaining unamortized discount of $2,320,618.

     Cash and short term investments: The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

     Investment in BRT Realty Trust: Since this investment is considered "available-for-sale", it is reported in the balance sheet based upon quoted market price.

     Note and mortgages payable: The Company determined the estimated fair value of its debt by discounting future cash payments at their effective rates of interest, which approximate current market rates of interest for similar loans. Accordingly, there is no material difference between their carrying amount and fair value.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Redeemable convertible preferred stock: Based on the December 31, 1997 quoted market price per share of $16.875, the fair value of the Company's redeemable convertible preferred stock is $13,648,095.

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

    Earnings Per Common Share

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

     For the years ended December 31, 1997, 1996 and 1995, basic earnings per share was determined by dividing net income applicable to common stockholders for the year by the weighted average number of shares of Common Stock outstanding during each year.

     Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company. For the years ended December 31, 1997, 1996 and 1995 diluted earnings per share was determined by dividing net income applicable to common stockholders for the year by the total of the weighted average number of shares of Common Stock outstanding plus the dilutive years ended 1997, 1996 and 1995, respectively) using the treasury stock method. The Preferred Stock was not considered for the purpose of computing diluted earnings per share because their assumed conversion is antidilutive. See Note 11 for information regarding a Registration Statement filed February 1998 by the Company with the Securities and Exchange Commission with respect to a rights offering to be made to its shareholders.

   Cash and Cash Equivalents

     Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Valuation Allowance on Real Estate Owned

     During the year ended December 31, 1996, the Company adopted Statement of Financial Accounting Standards Board No. 121 ("FASB 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires the Company to make a review of each real estate asset held for use for which indicators of impairment are present, to determine whether the carrying amount of the asset will be recovered. Recognition of impairment is required if the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Measurement is based upon the fair market value of the asset. FASB 121 also requires that long-lived assets that are expected to be disposed of be reported at the lower of carrying amount or fair value less costs to sell.

  Segment Reporting

     In June, 1997 the Financial Accounting Standards Board issued Statement No. 131, Disclosure About Segments of an Enterprise and Related Information, which is effective for financial statements issued for periods beginning after December 15, 1997. Statement No. 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates. The Company does not believe that the implementation of Statement No. 131 will have a material impact on its financial statements.


NOTE 3 - REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS

     The rental properties owned at December 31, 1997 are leased under noncancellable operating leases to corporate tenants with current expirations ranging from 1999 to 2051, with certain tenant renewal rights. All lease agreements are net lease arrangements which require the tenant to pay not only rent but all the expenses of the leased property including maintenance, taxes, utilities and insurance. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.

     The minimum future rentals to be received over the next five years on the operating leases in effect at December 31, 1997 are as follows:

               Year Ending
               December 31,
               ------------
                  1998                          $ 5,600,644
                  1999                            5,675,774
                  2000                            5,659,776
                  2001                            5,694,085
                  2002                            5,595,962


  NOTE 3 - REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

     Included in the minimum future rentals are rentals from a property owned in fee by an unrelated third party. The Company pays annual fixed leasehold rent of $288,833 through April 2010 and has a right to extend the lease for up to three 15 year and one 14 year renewal options.

     At December 31, 1997, the Company has recorded an unbilled rent receivable aggregating $665,052, representing rent reported on a straight-line basis in excess of rental payments required under the initial term of the respective leases. This amount is to be billed and received pursuant to the lease terms over the next twenty years. The minimum future rentals presented above include amounts applicable to the repayment of these unbilled rent receivables.

     For the year ended December 31, 1997, the following assets generated revenues for the Company in amounts exceeding 10% of the Company's total revenues:

                                        For the Year Ended December 31, 1997
                                        ------------------------------------
Description                               Revenue        % of Total Revenues
-----------                               -------        -------------------

Mortgage receivable - related party  (a) $  832,579                13.25%

Total Petroleum properties (b)            1,092,606                17.38%

     (a) See note 5 - Mortgages Receivable (i) for other information.

     (b) Total Petroleum, an operator of combination gas station and retail convenience stores, is a tenant in thirteen of the Company's properties, all located in the State of Michigan.

     In connection with the Total Petroleum lease agreement in 1991, the Company deposited $2,000,000 with an independent escrow agent, which represented the estimated maximum amount to remediate environmental problems discovered at certain locations. The agreement limits the maximum payment to approximately $350,000 per location. At December 31, 1997, there are two locations which require additional remediation efforts. The Company believes the approximate $781,000 held by the escrow agent will be adequate to cover any additional environmental costs.

  Sale of Real Estate

     On August 5, 1997, the property owned by a limited liability company in which the Company was a majority member was sold and the limited liability company was liquidated. A gain of approximately $599,000 was realized on the sale. The Company's share of the gain is approximately $384,000 after deducting the minority interest portion.



NOTE 4 - PROVISION FOR VALUATION ADJUSTMENT

     At December 1996, the Company owned five retail properties which had been leased to a retail chain of stores. The initial term with respect to the leases expired on December 31, 1996. As of December 31, 1996 two of these properties were under contract of sale (both sales closed during 1997) and three were vacant (two are still vacant). The Company is actively seeking a buyer or tenant for the two vacant properties.

     At December 31, 1996 the Company recorded a provision for valuation adjustment on the two properties which were under contract of sale based on the sales prices. In addition, the Company had determined that the estimated fair value of the three vacant properties were lower than their carrying amounts and thus, the Company had taken a provision for the differences. The total provision taken on these five properties during the year ended December 31, 1996 which amounted to $659,000 had been presented as a reduction to real estate investments on the balance sheet.

   NOTE 5 -   MORTGAGES RECEIVABLE AND PRINCIPAL RELATED PARTY TRANSACTION


     Mortgages receivable at December 31, 1997 and 1996 consist of the following:

                                               1997                1996
                                               ----                ----
    Affiliate
    ---------
      Entity substantially owned by
      Gould Investors L.P. (net of
      unamortized discount of
      $2,320,618 and $2,654,818) (i)        $ 5,653,412         $ 5,732,445

    Non-affiliate
    -------------
      Other                                     290,038             316,588
                                                -------             -------
                                            $ 5,943,450         $ 6,049,033
                                            ===========         ===========


     Annual maturities of mortgages receivable during the next five years and thereafter are summarized as follows:

     Year Ending December 31,
     ------------------------
             1998                                           $    768,574
             1999                                                508,251
             2000                                                532,820
             2001                                                555,355
             2002                                                567,871
             2003 and thereafter                               5,331,197
             ----                                              ---------
                Total                                          8,264,068
             Less:  Unamortized discount                       2,320,618
                                                               ---------
             Net carrying amount - mortgages receivable     $  5,943,450
                                                            ============


     (i) On July 30, 1993, as a result of a public auction, the Federal Deposit Insurance Corporation sold to an entity related to the Company, for a consideration of $19,000,300, a $23,000,000 first mortgage, providing for an interest rate of 8% per annum, secured by a single tenant office building located in Manhattan, New York. The office building which secures this mortgage is owned by a partnership in which

NOTE 5 - MORTGAGES RECEIVABLE AND PRINCIPAL RELATED PARTY TRANSACTION
               (Continued)

     Gould Investors L.P. ("Gould") is General Partner and in which Gould owns substantially all of the partnership interests. Simultaneously with the purchase, $13,181,000 was advanced by an unrelated party, $6,080,000 (which includes closing costs) was advanced by the Company, and the mortgage was severed into a first mortgage of $13,181,000 paying interest at 9 1/2% per annum held by the unrelated party and a subordinate wrap mortgage of $9,819,000 held by the Company. Both the first mortgage and the wrap mortgage mature in 2005 at which time the first mortgage will be fully amortized and the wrap mortgage will have a principal balance of approximately $4,000,000. The Company receives monthly principal and interest payments of $79,318 and at December 31, 1997 and 1996 its principal balance had been reduced to approximately $7,974,000 and $8,387,000, respectively. The original discount of $3,738,400 is being amortized by the Company over the life of the mortgage. The Company expects to receive a yield to maturity of approximately 14.5%. Interest income, including amortization of the discount of $334,200, $327,600 and $319,500, amounted to $832,579, $848,200 and $861,750 for the years ended 1997, 1996 and 1995, respectively.

     The building which secures the first mortgage and the wrap mortgage is leased in its entirety to the City of New York. The lease expires in 2005 with an option to renew for an additional five years and provides the City with a limited right of termination. The first mortgage and the wrap mortgage are nonrecourse to the owner of the building. The transaction was approved by the independent directors of the Company. The directors who are affiliated with the Company and Gould abstained from voting on the transaction.

     At December 31, 1997 and 1996 Gould owned 384,462 and 542,825 shares of the common stock of the Company or 24.6% and 36.8% of the equity interest and 19.6% and 28.9% of the voting rights, respectively.


NOTE 6 -  DEBT OBLIGATIONS

  Mortgages Payable

     At December 31, 1997 there are nine outstanding mortgages payable, all of which are secured by individual real estate investments with an aggregate carrying value of $33,163,742 before accumulated depreciation. The mortgages bear interest at rates ranging from 7.3% to 9.1%, and mature between 1999 and 2017.

     Scheduled principal repayments during the next five years and thereafter are as follows:

              Year Ending
              December 31,
              ------------
                  1998                                     $      281,128
                  1999                                          4,237,515
                  2000                                          1,139,019
                  2001                                            255,795
                  2002                                          1,559,362
                  2003 and thereafter                          13,072,428
                  ----                                         ----------
                      Total                                 $  20,545,247
                                                            =============
   NOTE 6 -  DEBT OBLIGATIONS (Continued)

   Note Payable - Bank

     On March 1, 1996 the Company entered into a $5 million revolving credit agreement ("Credit Agreement") with Bank Leumi Trust Company of New York ("Bank Leumi"). Under the terms of the Credit Agreement the Company can add additional lenders to provide a maximum total facility of $15,000,000. In June 1997, the Company closed on a $4,000,000 participation interest with Commercial Bank of New York (formerly First Bank of the Americas), increasing the total facility to $9,000,000. Borrowings under the Credit Agreement are being used to provide the Company with funds, when needed, to acquire additional properties. The Credit Agreement matures February 28, 1999 with a right for the Company to extend the Credit Agreement until February 29, 2000. The Company pays interest under the Credit Agreement at the rate of prime plus 1/2% on funds borrowed on an interest only basis,plus a 1/4% servicing fee on the outstanding balance to Bank Leumi. Net proceeds of certain events (e.g. sale of property, financing of properties) must be applied to reduce the loan.

     As collateral for any advances taken by the Company under the Credit Agreement, the Company has pledged the stock of each of its subsidiaries and certain mortgages receivable. In addition, the Company's subsidiaries have guaranteed all loans under the Credit Agreement. The Credit Agreement contains certain affirmative and negative convenants as well as specified guarantees. The Company has agreed to maintain at least $250,000 on deposit with Bank Leumi and is in compliance with all requirements.

     At  December  31,  1997,   $4,605,029  was  outstanding  under  the  Credit
Agreement.


   NOTE 7 -   REDEEMABLE CONVERTIBLE PREFERRED STOCK

     The Preferred Stock has the following rights, qualifications and conditions: (i) a cumulative dividend preference of $1.60 per share per annum;
(ii) a liquidation preference of $16.50 per share; (iii) a right to convert each share of Preferred Stock at any time into .825 of a share of Common Stock; (iv) redeemable by the Company after July 1, 1997 at $16.70 per share and at premiums declining to $16.50 on July 1, 1998 and thereafter; (v) an option by each preferred holder to put the Preferred Stock to the Company at $16.50 per share for the period commencing July 1, 1999 and ending on September 28, 1999; and
(vi) one-half vote per share.

NOTE 8  - OTHER RELATED PARTY TRANSACTIONS

     Gould charged the Company $179,260, $175,969, $210,357 during the years ended December 31, 1997, 1996 and 1995, respectively, for allocated general and administrative expenses and payroll based on time incurred by various employees.

     A company controlled by certain directors and officers of the Company was paid mortgage brokerage fees of $24,134 during the year ended December 31, 1995.

     See Note 5 for other related party transaction information.

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

     On March 21, 1997, the Directors of the Company granted, under the 1996 Stock Option Plan, options to purchase a total of 40,500 shares of common stock at $13.50 per share to a number of the Company's officers and employees. The options are cumulatively exercisable at a rate of 25% per annum, commencing after six months, and expire five years after the date of grant. At December 31, 1997 options to purchase 10,125 shares are exercisable, none of which have been exercised.

     On November 17, 1989, the directors of the Company granted, under the 1989 Stock Option Plan, options to purchase a total of 110,000 shares of Common Stock at $11 per share to a number of the Company's officers and employees. In 1994, one officer exercised 20,000 of these options and the balance expired. On June 6, 1991, the directors of the Company granted to each of the three independent directors of the Company an option to purchase 5,000 shares of Common Stock at $9.125 per share. During 1995 and 1996, two directors exercised 10,000 of these options and during 1996 the remaining 5,000 options expired. On March 4, 1993, the Board of Directors granted, also under the 1989 Stock Option Plan, options to purchase a total of 100,000 common shares at $9.125 per share to a number of officers and employees of the Company. At December 31, 1997, all 100,000 options had been exercised.

     Stock options under the 1989 Stock Option Plan are granted at per share amounts at least equal to their fair market value at the date of grant. The options are cumulatively exercisable at a rate of 25% per annum and expire five years after the date of grant. A maximum of 225,000 common shares were reserved for issuance under the 1989 Stock Option Plan, of which 95,000 are available for grant at December 31, 1997.

     The Company elected Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The alternative fair value accounting provided for under FASB No. 123, Accounting for Stock-Based Compensation, is not applicable because it requires use of option valuation models that were not developed for use in valuing employee stock options.

   NOTE 9 -  STOCK OPTIONS (Continued)

     Pro forma  information  regarding  net  income  and  earnings  per share is required by FASB No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 6.49%, dividend yield of 8.5%, volatility factor of the expected market price of the Company's Common Stock based on historical results of .117; and an expected life of 4 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate, management believes the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The Company has elected not to present pro forma information because the impact on the reported net income and earnings per share is immaterial.

     Changes in the number of common shares under all option arrangements are summarized as follows:

                                               Year Ended December 31,
                                               -----------------------
                                          1997         1996            1995
                                          ----         ----            ----

Outstanding at beginning of period       29,000       57,500          74,500
Granted                                  40,500            -               -
Option prices                        $13.50-$9.125         -               -
Exercisable at end of period             10,125       29,000          32,500
Exercised                                29,000       23,500          17,000
Expired                                       -        5,000               -
Outstanding at end of period             40,500       29,000          57,500
Option price per share outstanding       $13.50       $9.125          $9.125

     As of December 31, 1997 the outstanding options had a remaining contractual life of approximately 4.2 years and an exercise price of $13.50.

   NOTE 10 - DISTRIBUTION REINVESTMENT PLAN

     In May, 1996, the Company implemented a Distribution Reinvestment Plan (the "Plan"). The Plan provides owners of record of 100 shares or more of its common and/or preferred stock the opportunity to reinvest cash distributions in newly-issued common stock of the Company at a five percent discount from the market price. No open market purchases are made under the Plan. During the years ended December 31, 1997 and 1996, the Company issued 58,808 and 34,023 common shares, respectively, under the Plan.


   NOTE 11 - SUBSEQUENT EVENTS

     On February 10, 1998, the Company filed a Registration Statement with the Securities and Exchange Commission ("SEC") with respect to a rights offering to be made to its stockholders. Upon effectiveness of the Registration Statement, the Company will issue to each common and preferred stockholder, one nontransferable right for each share owned of record on the record date entitling the holder to purchase one share of common stock at a price which will be approximately 5% to 10% below market at or about the time the Registration Statement is declared effective by the SEC. In addition, each common and preferred stockholder will be afforded the opportunity to over-subscribe to the extent of two additional shares, but, in order for the over-subscription privilege to come into effect a stockholder must have fully exercised the basic subscription privilege.


     A limited liability company, in which the Company is the majority member, expects to close on the purchase of a commercial building during March, 1998. The purchase price will be $6,700,000. The Company expects to close on mortgage financing for $4,500,000 simultaneously with the purchase. Interest on the mortgage will be at the rate of 7.5% per annum. The entire property is leased to the New York City Transit Authority at an annual rental of $850,000 with a lease that expires in October, 2002.

   NOTE 12 - QUARTERLY FINANCIAL DATA (UNAUDITED):


                                                                         Quarter Ended
                                                                         -------------
                                                                                                          Total
                                            March 31     June 30      September 30       December 31    For Year
                                            --------     -------      ------------       -----------    --------
                                                               (In thousands, except per share data)
1997
----

Revenues                                    $1,566       $1,567           $1,493           $1,659        $6,285

Net income                                     639          641            1,005 (a)          699         2,984

Net income applicable to
  common stockholders                          277          279              642              336         1,534

Net income per common share (b):
      Basic                                    .19          .18              .42              .22          1.01
     Diluted                                   .18          .18              .42              .22          1.00

     (a) Net income includes gain on sale of real estate of $599,251 and is after minority interest of $230,839 (substantially attributable to such gain).
See Note 3.

     (b) The earnings per share amounts for the quarter ended March 31, 1997 have been restated to comply with Statement of Financial Accounting Standards
No. 128, Earnings Per Share.



                                                                         Quarter Ended
                                                                         -------------
                                                                                                      Total
                                                March 31    June 30     September 30    December 31  For Year
                                                --------    -------     ------------    -----------  --------
                                                                  (In thousands, except per share data)
1996
----

Revenues(b)                                     $1,094      $1,288        $1,594          $1,536     $5,512

Net income (a) (b)                                 577         368           791             438      2,174

Net income applicable to
  common stockholders (b)                          215           6           429              76        726

Basic and diluted net
  income per common share                          .15           -           .29             .05        .50

     (a) Net income reflects provision for valuation adjustment of real estate amounting to $314,000, $145,000 and $200,000 for the quarters ending June 30, 1996, September 30, 1996 and December 31, 1996, respectively.

     (b) Includes approximately $41,000, $103,000 and $88,000 (or $.03, $.07 and
$.06 per common share) of income from accelerated payments on a senior note receivable for the quarters ending March 31, 1996, June 30, 1996 and September
30, 1996, respectively. The note receivable was paid in full during August 1996.







                                                    ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                                               Schedule III - Consolidated Real Estate and Accumulated Depreciation

                                                                     December 31, 1997


                                                Initial Cost              Gross Amount at Which Carried At            Life on Which
                                                to Company                         December 31, 1997                 Depreciation in
                                                                                                                       Latest Income
                                                                                                                        Statement Is
                                                                                      Accumulated    Date Of       Date    Computed
                Encumbrances   Land     Buildings     Land     Buildings      Total   Depreciation Construction   Acquired  (Years)
                ------------   ----     ---------     ----     ---------      -----   ------------ ------------   --------  -------


Free Standing
Retail Locations:

Columbus, OH    $4,325,000  $1,445,232  $5,780,926  $1,445,232  $5,780,926  $7,226,158    $18,065     1996     November 19, 1997 40

Ft. Myers, FL    3,209,748   1,013,463   4,053,848   1,013,463   4,053,848   5,067,311    114,020     1996     November 7, 1996  40

Denver, CO       2,670,659     811,896   3,247,582     811,896   3,247,582   4,059,478    138,699     1995     April 9, 1996     40

Atlanta, GA      2,363,061     802,721   3,210,886     802,721   3,210,886   4,013,607    110,374     1994     August 14, 1996   40

Lewisville, TX   1,571,786     685,737   2,742,946     685,737   2,742,946   3,428,683     82,860     1996     October 11, 1996  40

Miscellaneous    2,343,078   5,693,337  14,366,139   5,589,037  14,170,439  19,759,476  1,425,208     Various  Various           40


Apartment Building:

New York, NY     4,061,915   1,109,836   4,439,346   1,109,836   4,439,346   5,549,182    571,735     1910     June 14, 1994    27.5


Land Under
Improvements:

Miscellaneous            -     752,225           -     752,225           -     752,225          -     Various  Various             -

Industrial:

Miami, FL                -           -     995,446           -     995,446     995,446     73,621     1967    January 19, 1995    40

                $20,545,24 $12,314,447 $38,837,119 $12,210,147  $38,641,41 $50,851,566 $2,534,582
                ========== =========== =========== ===========  ========== =========== ==========



                                                       ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                                                         Notes To Schedule III - Consolidated Real Estate
                                                                And Accumulated Depreciation

  (a) Reconciliation of "Real Estate and Accumulated Depreciation"

                                                                Year Ended December 31,
                                                                -----------------------
                                                1997                     1996                 1995
                                                ----                     ----                 ----

Investment in real estate:

  Balance, beginning of year               $  44,735,907           $  25,454,336         $  11,750,268

  Addition: Land and buildings                10,058,389              19,940,571            13,704,068

  Deductions:
      Cost of properties sold                 (3,942,730)                      -                     -
      Valuation allowance (c)                          -                (659,000)                    -
                                              ----------                --------            ----------

  Balance, end of year                      $ 50,851,566            $ 44,735,907         $  25,454,336
                                            ============            ============         =============


  Accumulated depreciation:

  Balance, beginning of year                $  1,846,694           $   1,200,571         $     753,734

  Addition:  depreciation                        893,123                 646,123               446,837

  Deduction: accumulated
    depreciation related to
    properties sold                             (205,235)                      -                     -
                                                --------              ----------           -----------

  Balance, end of year                      $  2,534,582          $    1,846,694         $   1,200,571
                                            ============          ==============         =============

     (b) The aggregate cost of the properties is the same for federal income tax purposes.

     (c) During the year ended December 31, 1996, the Company took a provision for valuation adjustment of real estate totaling $659,000. See Note 4 to the consolidated financial statements for other information.




                                                   ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                                                        Schedule IV - Mortgage Loans on Real Estate
                                                                    December 31, 1997

                                                                                                                 Carrying
                             Number of  Intrest Maturity       Periodic                          Face Amount     Amount of
        Description           Loans      Rate     Date       Payment Terms                       of Mortgage     Mortgage


First mortgage loans:


Land and building/retail        1        9.75%  Month to  $3,550 monthly allocated                 $246,144       $246,144
Bad Axe, MI                                      Month     to interest and principal.


Land and building/office        1      14.5%(b) Feb-05    $79,318 monthly allocated to            7,974,030  (c) 5,653,412
New York, NY                                              interest and principal, balance of
                                                          $4,073,525 due at maturity.


Second mortgage loan:


Land and building/commercial    1      10.25%   Oct-01     $1,158 monthly allocated to               43,894         43,894
                                -                                                                    ------         ------
Seattle, WA                                                interest and principal,
                                                           self-liquidates by maturity


Total                           3                                                                $8,264,068     $5,943,450
                                =                                                                ==========     ==========




                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                   Schedule IV - Mortgage Loans on Real Estate
                               December 31, 1997

  Notes to the Schedule:

     (a) The following summary reconciles mortgages receivable at their carrying values:

                                                1997               1996
                                                ----               ----

      Balance at beginning of year          $ 6,049,033        $ 7,036,141

      Addition:

      Amortization of discount                  334,200            327,600

      Deduction:

      Collections of principal                  439,783          1,314,708

      Balance at end of year                $ 5,943,450        $ 6,049,033

     (b) Represents the expected yield to maturity which includes amortization of discount and interest collections.

     (c) The face amount of mortgage is before an unamortized discount of $2,320,618. Mortgage was pledged as collateral to Credit Agreement.