Form 10-Q
period 1998-03-31
ONE LIBERTY PROPERTIES INC
filed 1998-05-13
CIK 712770

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

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

   As of May 1, 1998, the  Registrant  had 1,587,317  shares of Common Stock and
      808,776 shares of Redeemable Convertible Preferred Stock outstanding.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X          No




Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               March 31,        December 31,
                                                                                 1998               1997
                                                                                 ----               ----
                                                                              (Unaudited)
Assets
   Real estate investments, at cost
     Land                                                                     $13,552,672       $12,210,147
    Buildings                                                                  44,011,516        38,641,419
                                                                               ----------        ----------
                                                                               57,564,188        50,851,566
            Less accumulated depreciation                                       2,794,288         2,534,582
                                                                                ---------         ---------
                                                                               54,769,900        48,316,984
   Mortgages receivable-less unamortized
        discount-(substantially all from
        related parties)                                                        5,866,200         5,943,450
   Cash and cash equivalents                                                    1,690,108         1,606,364
   Unbilled rent receivable                                                       788,124           665,052
   Rent, interest, deposits and
        other receivables                                                         266,379           300,584
   Investment in BRT Realty Trust-
        (related party)                                                           230,994           240,384
   Deferred financing costs                                                       723,118           510,123
   Other                                                                          104,959            64,614
                                                                                  -------            ------

           Total assets                                                       $64,439,782       $57,647,555
                                                                              ===========       ===========

Liabilities and Stockholders' Equity
   Liabilities:
        Mortgages payable                                                     $24,990,920       $20,545,247
        Note payable-bank                                                       6,985,029         4,605,029
        Accrued expenses and other liabilities                                    290,996           394,459
        Dividends payable                                                         795,978           791,945
                                                                                  -------           -------

           Total liabilities                                                   33,062,923        26,336,680
                                                                               ----------        ----------

Commitments and contingencies                                                           -                 -

Redeemable convertible preferred stock, $1 par value; $1.60
     cumulative annual dividend; 2,300,000 shares
     authorized; 808,776 shares issued; liquidation
     and redemption values of $16.50                                           13,146,308        13,106,970
                                                                               ----------        ----------

   Stockholders' equity:
        Common stock, $1 par value;
         25,000,000 shares authorized;
         1,574,894 and 1,561,450
         shares issued and outstanding                                          1,574,894         1,561,450
        Paid-in capital                                                        14,548,831        14,419,609
        Net unrealized gain on
           available-for-sale securities                                          140,178           146,706
        Accumulated undistributed net income                                    1,966,648         2,076,140
                                                                                ---------         ---------

           Total stockholders' equity                                          18,230,551        18,203,905
                                                                               ----------        ----------

           Total liabilities and stockholders' equity                         $64,439,782       $57,647,555
                                                                              ===========       ===========

        See accompanying notes to consolidated financial statements.




                                   ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME
                                                     (Unaudited)

                                                Three Months Ended
                                                     March 31,
                                               1998           1997
                                               ----           ----

Revenues:
   Rental income                         $1,523,538        $1,338,958
   Interest from related parties            205,620           209,699
   Interest and other income                 15,798            17,534
                                             ------            ------
                                          1,744,956         1,566,191
                                          ---------         ---------
Expenses:
   Depreciation and amortization            298,201           250,350
   Interest - mortgages payable             424,776           392,780
   Interest - bank                          110,611            41,984

   Leasehold rent                           72,208             72,208
   General and administrative              152,674            163,059
                                           -------            -------
                                         1,058,470            920,381
                                         ---------            -------

Income before minority interest            686,486            645,810

Minority interest                                -             (6,604)
                                           -------             ------

Net income                             $   686,486        $   639,206
                                       ===========        ===========


Calculation of net income applicable
 to common stockholders:
Net income                             $   686,486        $   639,206
Less: dividends and accretion
   on preferred stock                      362,848            362,379
                                           -------            -------

Net income applicable to
   common stockholders                 $   323,638       $    276,827
                                       ===========       ============

Weighted average number of
 common shares outstanding:
     Basic                               1,574,296          1,489,327
                                         =========          =========
     Diluted                             1,576,401          1,498,479
                                         =========          =========

Net income per common share (Note 2):
     Basic                             $       .21       $        .19
                                       ===========       ============
     Diluted                           $       .21       $        .18
                                       ===========       ============

Cash distributions per share:

   Common Stock                        $       .30       $        .30
                                       ===========       ============

   Preferred Stock                     $       .40       $        .40
                                       ===========       ============


      See accompanying notes to consolidated financial statements.





                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   For the three month period ended March 31,
                    1998 and the year ended December 31, 1997
                                   (Unaudited)

                                                                             Net Unrealized
                                                                             Gain (loss) on   Accumulated
                                                Common         Paid-in       Available-for-   Undistributed
                                                Stock          Capital      Sale Securities   Net Income               Total
                                                -----          -------      ---------------   ----------               -----

Balances,
   January 1, 1997                            $1,473,642       $13,650,737       $   97,673       $2,220,789        $17,442,841

Net income                                             -                 -                -        2,984,192          2,984,192
Distributions -
   common stock                                        -                 -                -       (1,834,799)        (1,834,799)
Distributions -
   preferred stock                                     -                 -                -       (1,294,042)        (1,294,042)
Accretion on
   preferred stock                                     -          (156,178)               -                -           (156,178)
Exercise of options                               29,000           235,625                -                -            264,625
Shares issued through
   dividend reinvestment
   plan                                           58,808           689,425                -                -            748,233
Net unrealized gain
   on available-for-sale
   securities                                          -                 -           49,033                -             49,033
                                                  ------           -------           ------          -------             ------

Balances,
   December 31, 1997                           1,561,450        14,419,609          146,706        2,076,140         18,203,905

Net income                                             -                 -                -          686,486            686,486
Distributions -
   common stock                                        -                 -                -         (472,468)          (472,468)
Distributions -
   preferred stock                                     -                 -                -         (323,510)          (323,510)
Accretion on
   preferred stock                                     -           (39,338)               -                -            (39,338)
Shares issued through
   dividend reinvestment
   plan                                           13,444           168,560                -                -            182,004
Net unrealized loss
   on available-for-sale
   securities                                          -                 -           (6,528)               -             (6,528)
                                                  ------           -------            ------           -----             ------

Balances,
   March 31, 1998                             $1,574,894       $14,548,831       $   140,178     $ 1,966,648            $18,230,551
                                              ==========       ===========       ===========     ===========            ===========


        See accompanying notes to consolidated financial statements.



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                        ---------
                                                                                 1998              1997
                                                                                 ----              ----

Cash flows from operating activities:
   Net income                                                                $  686,486        $  639,206
   Adjustments to reconcile net income
     to net cash provided by operating activities::
   (Increase) in rental income from straight-lining of rent                    (123,072)          (89,553)
   Depreciation and amortization                                                298,201           250,350
   Minority interest                                                                  -             6,604
   Changes in assets and liabilities:
   (Increase) in rent, interest,
     deposits and other receivables                                              (3,278)          (39,555)
   Increase (decrease) in accrued expenses and other liabilities               (103,463)           64,062
                                                                               --------            ------
           Net cash provided by operating activities                            754,874           831,114
                                                                                -------           -------

Cash flows from investing activities:
   Additions to real estate                                                  (6,712,622)                -
   Net proceeds from sale of real estate                                              -           236,920
   Collection of mortgages receivable -
     (including $70,193 and $27,792
      from related parties)                                                      77,250            32,756
   Payments to minority interest by subsidiary                                        -            (6,600)
   Other                                                                              -            31,000
                                                                                -------            ------

           Net cash (used in) provided by investing activities               (6,635,372)          294,076
                                                                             ----------           -------

Cash flows from financing activities:
   Proceeds from mortgages payable                                           4,525,000          1,600,000
   Repayment of mortgages payable                                              (79,327)           (61,027)
   Proceeds from bank borrowings, net of repayments                          2,380,000         (2,549,374)
   Payment of financing costs                                                 (251,490)           (31,641)
   Cash distributions - common stock                                          (468,435)          (442,093)
   Cash distributions - preferred stock                                       (323,510)          (323,510)
   Issuance of shares through
     dividend reinvestment plan                                                182,004            195,864
                                                                               -------            -------

           Net cash provided by (used in) financing activities               5,964,242         (1,611,781)

           Net  increase (decrease) in cash
               and cash equivalents                                            83,744            (486,591)

Cash and cash equivalents at beginning of period                            1,606,364           2,478,580
                                                                            ---------           ---------

Cash and cash equivalents at end of period                                 $1,690,108          $1,991,989
                                                                           ==========          ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest expense                        $  578,643         $   409,455
   Cash paid during the period for income taxes                                 4,663              25,662

           See accompanying notes to consolidated financial statements.


                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results for the full year.

The consolidated financial statements include the accounts of One Liberty Properties, Inc., its wholly-owned subsidiaries and a majority-owned limited liability company. Material intercompany items and transactions have been eliminated. One Liberty Properties, Inc., its subsidiaries and the limited liability company are hereinafter referred to as the "Company".

Certain amounts reported in previous consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current year's presentation.

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


Note 2 - Earnings Per Common Share

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

For the three months ended March 31, 1998 and 1997 basic earnings per share was determined by dividing net income applicable to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during each period.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 2 - Earnings Per Common Share (Continued)

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company. For the three months ended March 31, 1998 and 1997 diluted earnings per share was determined by dividing net income applicable to common stockholders for the period by the total of the weighted average number of shares of Common Stock outstanding plus the dilutive effect of the Company's outstanding options (2,105 and 9,152 for the three months ended 1998 and 1997, respectively) using the treasury stock method. The Preferred Stock was not considered for the purpose of computing diluted earnings per share because their assumed conversion is antidilutive. In addition, options to purchase 40,000 shares of Common Stock at $14.50 per share (which were granted during March 1998) were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Common Stock and, therefore, the effect would be antidilutive. See Note 4 for information regarding a Registration Statement filed February 1998 by the Company with the Securities and Exchange Commission with respect to a rights offering made to its stockholders.

Note 3 - Preferred and Common Stock Dividend Distributions

On March 4, 1998 the Board of Directors declared quarterly cash distributions of $.30 and $.40 per share on the Company's common and preferred stock, respectively, payable on April 1, 1998 to stockholders of record on March 18, 1998.

Note 4 - Registration Statement

On February 10, 1998, the Company filed a Registration Statement with the Securities and Exchange Commission ("SEC") with respect to a rights offering to its stockholders. The Registration Statement was declared effective by the SEC on March 31, 1998. The Company issued to each common and preferred stockholder of record as of March 24, 1998, one nontransferable right for each share owned of record entitling the holder to purchase one share of Common Stock for a price of $13.25 per share. In addition, each common and preferred stockholder is being afforded the opportunity to over-subscribe to the extent of two additional shares, but, in order for the over-subscription privilege to come into effect a stockholder must have fully exercised the basic subscription privilege. The offer will expire on June 15, 1998.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 5 - Financial Accounting Standards Board Statement No. 131

In June, 1997 the Financial Accounting Standards Board issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, which is effective for financial statements issued for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of Statement 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations


Liquidity and Capital Resources

The Company's primary sources of liquidity are cash generated from operating activities, cash and cash equivalents, funds available under a revolving credit facility (of which approximately $2,015,000 was available at March 31, 1998) and funds obtainable from mortgages to be secured by real estate investments.

In March, 1996 the Company entered into a $5 million revolving credit agreement ("Credit Agreement") with Bank Leumi Trust Company of New York ("Bank Leumi"). Under the terms of the Credit Agreement the Company can add additional lenders to provide a maximum total facility of $15,000,000. In June 1997, the Company closed on a $4,000,000 participation interest with Commercial Bank of New York (formerly First Bank of the Americas), increasing the total facility to $9,000,000. Borrowings under the Credit Agreement provide the Company with funds, when needed, to acquire additional properties. The Credit Agreement matures February 28, 1999 with a right for the Company to extend the Credit Agreement until February 29, 2000.

The Company is currently in discussions concerning the acquisition of additional net leased properties. Cash provided from operations and the Company's cash position will provide funds for cash distributions to stockholders and operating expenses. These sources of funds, as well as funds available under the Credit Agreement, provide funds for future property acquisitions. In April, 1998 the Company commenced a Rights Offering to its stockholders. Funds raised in the Rights Offering will be used to pay down the existing outstanding borrowings under the Credit Agreement and for property acquisitions. It will continue to be the Company's policy to make sufficient cash distributions to stockholders in order for the Company to maintain its real estate investment trust status under the Internal Revenue Code.

In connection with the lease agreements with Total Petroleum, Inc. ("Total Petroleum") consummated in 1991, the Company agreed to expend certain funds to remediate environmental problems at certain locations net leased to Total Petroleum. It was agreed that the net cost to the Company would not exceed $350,000 per location, with any excess being the responsibility of Total Petroleum. At that time the Company deposited $2,000,000 with an independent escrow agent to insure compliance by the Company with its obligations with respect to the environmental clean up. At March 31, 1998, there are two locations which require additional remediation efforts. The Company believes the $800,000 held by the escrow agent will be adequate to cover any additional environmental costs at the Total Petroleum locations.

Results of Operations

Three months ended March 31, 1998 and 1997

Rental income increased by $184,580 to $1,523,538 for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 resulting primarily from the 1997 acquisition of two properties and offset in part by the sale of a property during 1997.

A $47,851 increase in depreciation and amortization expense to $298,201 results primarily from depreciation on the two properties acquired during 1997, offset in part by the sale of one property during 1997.

The increase in interest-mortgages payable from $392,780 in the 1997 three month period to $424,776 in the 1998 three month period is due to a mortgage placed on one of the properties acquired during 1997, offset in part by the sale of one property during 1997.

Interest-bank note payable amounted to $110,611 and $41,984 for the three months ended March 31, 1998 and 1997, respectively, resulting from borrowings under the Credit Agreement. Borrowings were made to facilitate the purchase of two properties in 1997.

                          Part II - Other Information

Item 6. - Exhibits and Reports on Form 8-K

On April 9, 1998, the Company filed a current report on Form 8-K with the Securities and Exchange Commission to report the acquisition of the property located at 300 Gold Street, Brooklyn, New York by a limited liability company, of which the Company is a 95% member. The purchase price was $6,700,000, which was paid in part by a new $4,525,000 mortgage from North Fork Bank and the balance was paid by an advance under the Company's line of credit.

                             ONE LIBERTY PROPERTIES, INC.


                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               One Liberty Properties, Inc.
                                      (Registrant)






May 13, 1998                /s/ Matthew Gould
------------                -----------------
 Date                       Matthew Gould
                            President





May 13, 1998               /s/ David W. Kalish
------------               -------------------
 Date                      David W. Kalish
                           Vice President and
                           Chief Financial Officer