Form 10-Q
period 1998-06-30
ONE LIBERTY PROPERTIES INC
filed 1998-08-13
CIK 712770

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X]               Quarterly Report Pursuant to Section 13 or 15(d) of the
                                   Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[  ]              Transition Report Pursuant to Section 13 or 15(d) of the
                             Securities Exchange Act of 1934

                             Commission File Number 0-11083
                                                    -------
                              ONE LIBERTY PROPERTIES, INC.
                              ----------------------------

                  (Exact name of registrant as specified in its charter)

                            MARYLAND                       13-3147497
                  ---------------------------------------------------
                  (State or other jurisdiction of       (I.R.S. Employer
                   incorporation or organization)        Identification Number)

                   60 Cutter Mill Road, Great Neck, New York          11021
                   --------------------------------------------------------
                  (Address of principal executive offices)          (Zip Code)

           Registrant's telephone number, including area code: (516) 466-3100
                                                               --------------

                  Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                  As of August 1, 1998, the Registrant had 2,933,544 shares of Common Stock and 808,776 shares of Redeemable Convertible Preferred Stock outstanding.

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



Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                                    ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS

                                                                              June 30,         December 31,
                                                                                1998               1997
                                                                                ----               ----

                                                                             (Unaudited)

Assets
   Real estate investments, at cost
     Land                                                                     $14,662,589       $12,210,147
    Buildings                                                                  48,451,187        38,641,419
                                                                               ----------        ----------
                                                                               63,113,776        50,851,566
           Less accumulated depreciation                                        3,086,532         2,534,582
                                                                              -----------       -----------
                                                                               60,027,244        48,316,984
   Mortgages receivable-less unamortized
        discount-(substantially all from
        related parties)                                                        5,825,723         5,943,450
   Cash and cash equivalents                                                    5,246,977         1,606,364
   Unbilled rent receivable                                                       907,755           665,052
   Rent, interest, deposits and
        other receivables                                                         393,595           300,584
   Investment in U.S. Government obligations                                    4,048,855                 -
   Investment in BRT Realty Trust-
        (related party)                                                           208,458           240,384
   Deferred financing costs                                                       703,963           510,123
   Other                                                                          135,959            64,614
                                                                                  -------           -------

           Total assets                                                       $77,498,529       $57,647,555
                                                                              ===========       ===========

Liabilities and Stockholders' Equity
   Liabilities:
        Mortgages payable                                                     $27,358,262       $20,545,247
        Note payable-bank                                                               -         4,605,029
        Accrued expenses and other liabilities                                    408,878           394,459
        Dividends payable                                                         799,706           791,945
                                                                              -----------        ----------

           Total liabilities                                                   28,566,846        26,336,680
                                                                               ----------        ----------

Commitments and contingencies                                                           -                 -

Minority interest in subsidiary                                                     2,294                 -
                                                                              -----------      ------------

Redeemable convertible preferred
        stock, $1 par value; $1.60
        cumulative annual dividend;
        2,300,000 shares authorized;
        808,776 shares issued; liquidation
        and redemption values of $16.50                                        13,185,764        13,106,970
                                                                               ----------        ----------

   Stockholders' equity:
        Common stock, $1 par value;
         25,000,000 shares authorized;
         2,919,050 and 1,561,450
         shares issued and outstanding                                          2,919,050         1,561,450
        Paid-in capital                                                        30,807,327        14,419,609
        Accumulated other comprehensive income-net
          unrealized gain on available-for-sale securities                        123,470           146,706
        Accumulated undistributed net income                                    1,893,778         2,076,140
                                                                                ---------         ---------

           Total stockholders' equity                                          35,743,625        18,203,905
                                                                             ------------       -----------

           Total liabilities and stockholders' equity                         $77,498,529       $57,647,555
                                                                              ===========       ===========

    See  accompanying  notes to  consolidated  financial statements.



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                  Three Months Ended                    Six Months Ended
                                                                       June 30,                             June 30,
                                                               -----------------------               ---------------------
                                                              1998               1997                 1998             1997
                                                              ----               ----                 ----             ----

   Rental income                                          $ 1,744,317         $ 1,343,554         $ 3,267,855       $ 2,682,512
   Interest from related parties                              204,235             208,701             409,855           418,400
   Interest and other income                                   33,043              14,913              48,841            32,447
                                                       --------------        ------------         -----------     --------------
                                                            1,981,595           1,567,168           3,726,551         3,133,359
                                                         ------------         -----------         -----------       ------------
Expenses:
   Depreciation and amortization                              339,921           251,754             638,122           502,104
   Interest - mortgages payable                               513,641           395,459             938,417           788,239
   Interest - bank                                            147,302            29,152             257,913            71,136
   Leasehold rent                                              72,209            72,209             144,417           144,417
   General and administrative                                 177,641           170,841             330,315           333,900
                                                        -------------           -----------      ----------        ----------

                                                            1,250,714             919,415         2,309,184          1,839,796
                                                         ------------         -----------        ----------          ---------

Income before minority interest                               730,881             647,753         1,417,367          1,293,563

Minority interest                                              (4,044)             (6,703)           (4,044)           (13,307)
                                                        -------------        ------------      ------------       ------------

Net income                                              $     726,837         $   641,050        $1,413,323        $ 1,280,256
                                                        =============        ============        ==========        ===========

Calculation of net income applicable to
 common stockholders:
Net income                                              $     726,837        $    641,050       $ 1,413,323        $ 1,280,256
Less: dividends and accretion on preferred stock              362,966             362,496           725,814            724,875
                                                       --------------       -------------     -------------       ------------

Net income applicable to
   common stockholders                                  $     363,871        $    278,554      $    687,509       $    555,381
                                                        =============        ============      ============       ============

Weighted average number of common
 shares outstanding:
     Basic                                                  1,719,027           1,507,542         1,647,061          1,498,484
                                                        =============        ============        ============      ============
     Diluted                                                1,719,763          1,516,354          1,648,482          1,507,466
                                                        =============        ============        ============      ============

Net income per common share (Note 2)
     Basic                                              $         .21        $        .18      $        .42        $        37
                                                        =============        ============      =============       ===========
     Diluted                                            $         .21        $        .18      $        .42        $       .37
                                                        =============        ============      =============       ===========

Cash distributions per share:

   Common Stock                                         $         .30        $        .30      $        .60        $       .60
                                                        =============        ============      =============       ===========

   Preferred Stock                                      $         .40        $        .40      $        .80        $       .80
                                                        =============        ============      ============        ===========

    See  accompanying  notes to consolidated financial statements.



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  For the six month period ended June 30, 1998
                      and the year ended December 31, 1997
                                   (Unaudited)

                                                                               Accumulated
                                                                                  Other         Accumulated
                                                 Common          Paid-in      Comprehensive    Undistributed
                                                 Stock           Capital          Income         Net Income         Total
                                                 -----           -------      ---------------    ----------         -----

Balances,
   January 1, 1997                            $1,473,642       $13,650,737       $   97,673       $2,220,789     $17,442,841

Net income                                             -                 -                -        2,984,192       2,984,192
Distributions -
   common stock                                        -                 -                -       (1,834,799)     (1,834,799)
Distributions -
   preferred stock                                     -                 -                -       (1,294,042)     (1,294,042)
Accretion on
   preferred stock                                     -          (156,178)               -                -        (156,178)
Exercise of options                               29,000           235,625                -                -         264,625
Shares issued through
   dividend reinvestment
   plan                                           58,808           689,425                -                -         748,233
Net unrealized gain
   on available-for-sale
   securities                                          -                 -           49,033                -          49,033
                                         ---------------  ----------------       ----------  ---------------        -----------

Balances,
   December 31, 1997                           1,561,450        14,419,609          146,706        2,076,140       18,203,905
Net income                                             -                 -                -        1,413,323        1,413,323
Distributions -
   common stock                                        -                 -                -         (948,665)        (948,665)
Distributions -
   preferred stock                                     -                 -                -         (647,020)        (647,020)
Accretion on
   preferred stock                                     -           (78,794)               -                -          (78,794)
Shares issued through
   rights offering                             1,331,733        16,139,254                -                -       17,470,987
Shares issued through
   dividend reinvestment
   plan                                           25,867           327,258                -                -          353,125
Net unrealized loss
   on available-for-sale
   securities                                          -                 -          (23,236)               -          (23,236)
                                         ---------------  ----------------    -------------- ---------------     ---------------

Balances,
   June 30, 1998                              $2,919,050       $30,807,327       $   123,470      $ 1,893,778      $35,743,625
                                              ==========       ===========       ===========      ===========      ===========

        See accompanying notes to consolidated financial statements.



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                               1998                 1997
                                                                                               ----                 ----

Cash flows from operating activities:
   Net income                                                                             $ 1,413,323           $ 1,280,256
   Adjustments to reconcile net income
     to net cash provided by operating activities:
   (Increase) in rental income from straight-lining of rent                                  (242,703)             (175,673)
   Depreciation and amortization    638,122                                                   502,104
   Minority interest                                                                            4,044                13,307
   Changes in assets and liabilities:
   (Increase) in rent, interest,
     deposits and other receivables (150,380)                                                 (75,568)
   Increase in accrued expenses and other liabilities                                          14,419                33,404
                                                                                         -------------        --------------

           Net cash provided by operating activities                                        1,676,825             1,577,830
                                                                                          ------------          ------------

Cash flows from investing activities:
   Additions to real estate                                                               (12,262,210)                    -
   Net proceeds from sale of real estate                                                            -               384,598
   Collection of mortgages receivable -
     (including $103,436 and $56,577
      from related parties)                                                                   117,727                68,060
   Investment in U.S. Government obligations                                               (4,048,855)                    -
   Payments to minority interest by subsidiary                                                 (1,750)              (13,200)
   Other                                                                                       (5,286)               54,334
                                                                                     ------------------       --------------

           Net cash (used in) provided by investing activities                            (16,200,374)              493,792
                                                                                         --------------        -------------

Cash flows from financing activities:
   Proceeds from mortgages payable                                                          6,975,000              1,600,000
   Repayment of mortgages payable                                                            (161,985)              (129,233)
   Repayment of bank borrowings, net of proceeds                                            (4,605,029)           (2,849,374)
   Payment of financing costs                                                                 (280,012)              (89,088)
   Cash distributions - common stock                                                          (940,904)             (888,944)
   Cash distributions - preferred stock                                                       (647,020)             (647,020)
   Proceeds from issuance of shares through rights offering                                 17,470,987                     -
   Issuance of shares through
     dividend reinvestment plan                                                                353,125               402,057
   Exercise of stock options                                                                         -               136,875
                                                                                         -------------         -------------
           Net cash provided by (used in) financing activities                              18,164,162            (2,464,727)
                                                                                           -----------          -------------

           Net increase (decrease) in cash
               and cash equivalents                                                          3,640,613              (393,105)

Cash and cash equivalents at beginning of period                                             1,606,364             2,478,580
                                                                                          ------------          ------------

Cash and cash equivalents at end of period                                                 $ 5,246,977           $ 2,085,475
                                                                                           ===========           ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest expense                                        $ 1,284,278          $    858,777
   Cash paid during the period for income taxes                                                 11,907                16,011


   See accompanying notes to consolidated financial statements.


                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 1998 and for the six and three months ended June 30, 1998 and 1997 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the six and three months ended June 30, 1998 are not necessarily indicative of the results for the full year.

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


Note 2 - Earnings Per Common Share

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

For the six and three month periods ended June 30, 1998 and 1997 basic earnings per share was determined by dividing net income applicable to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during each period.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 2 - Earnings Per Common Share (Continued)

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company. For the six and three month periods ended June 30, 1998 and 1997 diluted earnings per share was determined by dividing net income applicable to common stockholders for the period by the total of the weighted average number of shares of Common Stock outstanding plus the dilutive effect of the Company's outstanding options (1,421 and 736 for the six and three months ended June 1998 and 8,982 and 8,812 for the six and three months ended June 1997, respectively) using the treasury stock method. The Preferred Stock was not considered for the purpose of computing diluted earnings per share because their assumed conversion is antidilutive. In addition, options to purchase 40,000 shares of Common Stock at $14.50 per share (which were granted during March 1998) were not included in the computation of diluted earnings per share because the exercise price of these options is greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 3 - Preferred and Common Stock Dividend Distributions

On June 12, 1998 the Board of Directors declared quarterly cash distributions of $.30 and $.40 per share on the Company's common and preferred stock, respectively, payable on July 2, 1998 to stockholders of record on June 23, 1998.

Note 4 - Rights Offering

On June 22, 1998, the Company sold 1,331,733 shares of Common Stock at $13.25 per share in a rights offering to its shareholders. Pursuant to a Registration Statement filed with the Securities and Exchange Commission on February 10, 1998 and declared effective on March 31, 1998 the Company issued to each common and preferred stockholder of record as of March 24, 1998, one nontransferable right for each common and/or preferred share owned of record entitling the holder to purchase one share of Common Stock for a price of $13.25 per share. In addition, each common and preferred stockholder was afforded the opportunity to over-subscribe to the extent of two additional shares, but, in order for the over-subscription privilege to come into effect a stockholder must have fully exercised the basic subscription privilege. The offer expired on June 15, 1998.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 5 - Financial Accounting Standards Board Statement No. 130

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. Statement No. 130 establishes standards for
reporting   comprehensive   income  and  its   components   in  a  full  set  of
general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted Statement No. 130 as of January 1, 1998. During the six months ended June 30, 1998, accumulated other comprehensive income, which is solely composed of the net unrealized gain on available-for-sale securities, decreased $23,236 from $146,706 to $123,470.


Note 6 - Financial Accounting Standards Board Statement No. 131

In June, 1997 the Financial Accounting Standards Board issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, which is effective for financial statements issued for years beginning after December 15, 1997. Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of Statement No. 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 1998, the Company's primary sources of liquidity are approximately $5,247,000 in cash and cash equivalents, $4,049,000 in investments in U.S. Government obligations and funds available under a revolving credit facility (of which the entire $9,000,000 facility was available at June 30, 1998). Other sources of liquidity are cash generated from operating activities and funds obtainable from mortgages to be secured by real estate investments.

On June 22, 1998, the Company sold 1,331,733 shares of Common Stock at $13.25 per share in a rights offering to its shareholders. The net proceeds of approximately $17,470,000 (after expenses) was used to repay the $6,985,000 outstanding under the revolving credit facility and the balance will be used for the acquisition of additional properties. The Company purchased two additional properties during the last week of June 1998. The purchase price of one property was $1,970,000, which was paid in cash (financing is anticipated in the near future). The purchase price of the other property was $3,525,000, which was paid in part by a $2,450,000 first mortgage loan secured by the property and the balance was paid in cash.

In March, 1996 the Company entered into a $5 million revolving credit agreement ("Credit Agreement") with Bank Leumi Trust Company of New York ("Bank Leumi"). Under the terms of the Credit Agreement the Company could add additional lenders to provide a maximum total facility of $15,000,000. In June 1997, the Company closed on a $4,000,000 participation interest with Commercial Bank of New York (formerly First Bank of the Americas), increasing the total facility to $9,000,000. Borrowings under the Credit Agreement provides the Company with funds, when needed, to acquire additional properties. The Credit Agreement matures February 28, 1999 with a right for the Company to extend the Credit Agreement until February 29, 2000.

The Company is currently in various stages of negotiation for the acquisition of additional net leased properties. Cash provided from operations and the Company's cash position will provide funds for cash distributions to stockholders and operating expenses. These sources of funds, funds available under the Credit Agreement, and funds derived from mortgage financings will provide funds for additional property acquisitions. It will continue to be the Company's policy to make sufficient cash distributions to stockholders in order for the Company to maintain its real estate investment trust status under the Internal Revenue Code.

In connection with the lease agreements with Total Petroleum, Inc. ("Total Petroleum") consummated in 1991, the Company agreed to expend certain funds to remediate environmental problems at certain locations net leased to Total Petroleum. It was agreed that the net cost to the Company would not exceed $350,000 per location, with any excess being the responsibility of Total Petroleum. At that time the Company deposited $2,000,000 with an independent escrow agent to insure compliance by the Company with its obligations with respect to the environmental clean up. At June 30, 1998, there are two locations which require additional remediation efforts. The Company believes the $800,000 held by the escrow agent will be adequate to cover any additional environmental costs at the Total Petroleum locations.

     There will be no effect on the Company's liquidity relating to the year 2000 issue because during 1997 the Company acquired computer hardware and software to handle the Company's accounting and real estate management. The computer software is capable of handling all issues relating to the year 2000. Non-compliance with the year 2000 issue by third parties with whom the Company has a relation will not have a material effect on the Company's business, financial condition or results of operations.

Results of Operations

Six and three months ended June 30, 1998 and 1997

Rental income  increased by $585,343 and $400,763 to $3,267,855  and  $1,744,317
for the six and three months ended June 30, 1998 from $2,682,512 and $1,343,554 for the six and three months ended June 30, 1997 resulting primarily from the acquisition of one property in March 1998 and two properties in 1997, offset in part by the sale of a property during 1997. Although the Company purchased a total of three properties during the six months ended June 30, 1998, two such properties were acquired during the last week of the quarter ended June 30, 1998 and thus had little impact on the Company's results of operations.

Interest and other income increased by $16,394 and $18,130 to $48,841 and $33,043, due to an increase in cash and cash equivalents and U.S. Government obligations available for investment. Such investments were made primarily from the proceeds realized by the Company from the sale of common shares through the rights offering.

Increases in depreciation and amortization expense of $136,018 and $88,167 for the six and three months ended June 30, 1998 to $638,122 and $339,921 results primarily from depreciation on three properties acquired during 1998 and 1997, offset in part by the sale of one property during 1997.

The increases in interest-mortgages payable to $938,417 and $513,641 for the six and three months ended June 30, 1998 from $788,239 and $395,459 in the prior six and three month periods is due to mortgages placed on two of the properties acquired during 1998 and 1997, offset in part by the sale of one property during 1997.

Interest-bank note payable amounted to $257,913 and $147,302 for the six and three months ended June 30, 1998, respectively, resulting from borrowings under the Credit Agreement. Borrowings were made to facilitate the purchase of one property in 1998 and two properties in 1997. The $6,985,000 outstanding note balance was repaid June 22, 1998 with a portion of the proceeds realized by the Company from the sale of Common Stock through the rights offering.

                         Part II - Other Information

Item 6. - Exhibits and Reports on Form 8-K

On June 24, 1998, the Company filed a current report on Form 8-K with the Securities and Exchange Commission to report the completion of the Company's rights offering, pursuant to which the Company sold 1,331,733 common shares. The Company's Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission on March 31, 1998.

The proceeds of the offering totaled approximately $17,645,000, with net proceeds of approximately $17,470,000, of which $6,985,000 was used to pay bank debt with the balance available for property acquisitions.

                        ONE LIBERTY PROPERTIES, INC.


                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            One Liberty Properties, Inc.
                                    (Registrant)






August 13, 1998             /s/ Matthew Gould
---------------             -----------------
Date                        Matthew Gould
                            President





August 13, 1998            /s/ David W. Kalish
---------------            -------------------
 Date                      David W. Kalish
                           Vice President and
                           Chief Financial Officer