Form 10-Q
period 1998-09-30
ONE LIBERTY PROPERTIES INC
filed 1998-11-13
CIK 712770

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X]               Quarterly Report Pursuant to Section 13 or 15(d) of the
                                   Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 1998

                                      OR

[  ]              Transition Report Pursuant to Section 13 or 15(d) of the
                            Securities Exchange Act of 1934

                            Commission File Number 0-11083

                              ONE LIBERTY PROPERTIES, INC.

               (Exact name of registrant as specified in its charter)

                  MARYLAND                            13-3147497
             ----------------------------------------------------
            (State or other jurisdiction of      (I.R.S. Employer
             incorporation or organization) Identification Number)

             60 Cutter Mill Road, Great Neck, New York             11021
             ------------------------------------------------------------
             (Address of principal executive offices)          (Zip Code)

      Registrant's telephone number, including area code:     (516)  466-3100

           Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

           As of November 1, 1998, the Registrant had 2,940,201 shares of Common Stock and 808,776 shares of Redeemable Convertible Preferred Stock outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X           No
                                    ------           -----



Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                    ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                                           September 30,          December 31,
                                                                              1998                   1997
                                                                              ----                   ----
                                                                           (Unaudited)

Assets
   Real estate investments, at cost
      Land                                                                 $14,602,205           $12,210,147
     Buildings                                                              48,359,301            38,641,419
                                                                            ----------            ----------
                                                                            62,961,506            50,851,566
           Less accumulated depreciation                                    (3,401,903)           (2,534,582)
                                                                            ----------           -----------
                                                                            59,559,603            48,316,984
   Mortgages receivable-less unamortized
        discount-(substantially all from
        related party in 1997)                                                 268,332             5,943,450
   Cash and cash equivalents                                                18,989,773             1,606,364
   Unbilled rent receivable                                                  1,034,633               665,052
   Rent, interest, deposits and
        other receivables                                                      751,330               300,584
   Investment in BRT Realty Trust-
        (related party)                                                        176,532               240,384
   Deferred financing costs                                                    730,060               510,123
   Other                                                                       480,643                64,614
                                                                               -------               -------

           Total assets                                                    $81,990,906           $57,647,555
                                                                           ===========           ===========

Liabilities and Stockholders' Equity
   Liabilities:
        Mortgages payable                                                  $29,527,096           $20,545,247
        Note payable-bank                                                            -             4,605,029
        Accrued expenses and other liabilities                                 419,312               394,459
        Dividends payable                                                    1,203,573               791,945
                                                                           -----------           -----------

           Total liabilities                                                31,149,981            26,336,680
                                                                            ----------            ----------

Commitments and contingencies                                                        -                     -

Minority interest in subsidiary                                                  2,676                     -
                                                                           -----------          ------------

Redeemable convertible  preferred stock, $1 par value;
  $1.60 cumulative annual dividend; 2,300,000 shares
  authorized; 808,776 shares issued; liquidation
  and redemption values of $16.50                                           13,225,338            13,106,970
                                                                            ----------            ----------

   Stockholders' equity:
        Common stock, $1 par value;
         25,000,000 shares authorized;
         2,933,544 and 1,561,450
         shares issued and outstanding                                       2,933,544             1,561,450
        Paid-in capital                                                     30,934,838            14,419,609
        Accumulated other comprehensive
           income-net unrealized gain on
           available-for-sale securities                                       107,740               146,706
        Accumulated undistributed net income                                 3,636,789             2,076,140
                                                                            ----------            ----------

           Total stockholders' equity                                       37,612,911            18,203,905
                                                                            ----------            ----------

           Total liabilities and stockholders' equity                      $81,990,906           $57,647,555
                                                                           ===========           ===========

          See accompanying notes to consolidated financial statements.


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                 Three Months Ended                 Nine Months Ended
                                                                    September 30,                      September 30,
                                                                --------------------                ---------------
                                                               1998               1997               1998           1997
                                                               ----               ----               ----           ----

Revenues:
   Rental income                                          $ 1,897,958         $ 1,267,217       $ 5,165,813       $ 3,949,729
   Interest from related party (Note 5)                     2,250,459             207,596         2,660,314           625,996
   Interest and other income                                  129,069              17,703           177,910            50,150
                                                        -------------       -------------      ------------     --------------
                                                            4,277,486           1,492,516         8,004,037         4,625,875
                                                         ------------         -----------       -----------       ------------
Expenses:
   Depreciation and amortization                              368,827             252,476         1,006,949           754,580
   Interest - mortgages payable                               560,703             368,788         1,499,120         1,157,027
   Interest - bank                                                  -              25,635           257,913            96,771
   Leasehold rent                                              72,208              72,208           216,625           216,625
   General and administrative                                 168,300             150,119           498,615           484,019
   Provision for valuation
     adjustment of real estate                                156,832                   -           156,832                 -
                                                        -------------         -----------        ----------      ------------
                                                            1,326,870             869,226         3,636,054         2,709,022
                                                         ------------         -----------       -----------        ----------

Income before gain on sale of
 real estate and minority interest                          2,950,616             623,290         4,367,983         1,916,853
Gain on sale of real estate including
 minority interest share of $215,336                                -             599,251                -            599,251
                                                        -------------         -----------       ------------      -----------
Income before minority interest                             2,950,616           1,222,541         4,367,983         2,516,104

Minority interest                                              (4,032)           (217,532)           (8,076)         (230,839)
                                                        -------------         -----------       ------------       -----------

Net income                                               $  2,946,584         $ 1,005,009       $ 4,359,907       $ 2,285,265
                                                         ============         ===========       ===========       ===========

Calculation of net income applicable to common stockholders:
Net income                                               $  2,946,584        $  1,005,009       $ 4,359,907       $ 2,285,265
Less: dividends and accretion
   on preferred stock                                         363,085             362,613         1,088,899         1,087,488
                                                         ------------       -------------      ------------       ------------

Net income applicable to
   common stockholders                                   $  2,583,499       $     642,396      $  3,271,008       $ 1,197,777
                                                         ============       =============      ============       ===========

Weighted average number of common shares outstanding (Note 2):
     Basic                                                  2,933,544           1,535,982         2,080,601         1,511,042
                                                         ============        ============      ============       ===========
     Diluted                                                3,600,784           1,540,139         2,081,548         1,518,416
                                                         ============        ============       ============      ===========

Net income per common share (Note 2):
     Basic                                               $        .88       $         .42      $       1.57       $       .79
                                                         ============       =============      ============       ===========
     Diluted                                             $        .82       $         .42      $       1.57       $       .79
                                                         ============       =============      ============       ===========

Cash distributions per share:
   Common Stock                                          $        .30       $         .30      $        .90       $       .90
                                                         ============       =============      ============       ===========
   Preferred Stock                                       $        .40       $         .40      $       1.20       $      1.20
                                                         ============       =============      ============       ===========

           See accompanying notes to consolidated financial statements.



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               For the nine month period ended September 30, 1998
                      and the year ended December 31, 1997
                                   (Unaudited)

                                                              Accumulated
                                                                 Other          Accumulated
                                  Common        Paid-in      Comprehensive     Undistributed
                                  Stock         Capital          Income          Net Income           Total
                                  -----         -------          ------          ----------           -----

Balances,
   January 1, 1997             $1,473,642      $13,650,737      $   97,673       $2,220,789        $17,442,841

Net income                              -                -               -        2,984,192          2,984,192
Distributions -
   common stock                         -                -               -       (1,834,799)        (1,834,799)
Distributions -
   preferred stock                      -                -               -       (1,294,042)        (1,294,042)
Accretion on
   preferred stock                      -         (156,178)              -                -           (156,178)
Exercise of options                29,000          235,625               -                -            264,625
Shares issued through
   dividend reinvestment
   plan                            58,808          689,425               -                -            748,233
Net unrealized gain
   on available-for-sale
   securities                           -                -          49,033                -             49,033
                              -----------      -----------      ----------      -----------         ----------

Balances,
   December 31, 1997            1,561,450       14,419,609         146,706        2,076,140         18,203,905
Net income                              -                -               -        4,359,907          4,359,907
Distributions -
   common stock                         -                -               -       (1,828,727)        (1,828,727)
Distributions -
   preferred stock                      -                -               -         (970,531)          (970,531)
Accretion on
   preferred stock                      -         (118,368)              -                -           (118,368)
Shares issued through
   rights offering              1,331,733       16,139,254               -                -         17,470,987
Shares issued through
   dividend reinvestment
   plan                            40,361          494,343               -                -            534,704
Net unrealized loss
   on available-for-sale
   securities                           -                -         (38,966)               -            (38,966)
                              -----------       ----------      -----------     -----------          ----------

Balances,
   September 30, 1998          $2,933,544      $30,934,838      $   107,740     $ 3,636,789        $37,612,911
                               ==========      ===========      ===========     ===========        ===========

        See accompanying notes to consolidated financial statements.




                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                                    Nine Months Ended
                                                                                                       September 30,
                                                                                                1998                 1997
                                                                                                ----                 ----

Cash flows from operating activities:
   Net income                                                                              $ 4,359,907          $ 2,285,265
   Adjustments to reconcile net income
     to net cash provided by operating activities:
    Gain on sale of real estate                                                                      -             (599,251)
   (Increase) in rental income from straight-lining of rent                                   (369,581)            (258,575)
   Provision for valuation adjustment                                                          156,832                    -
   Depreciation and amortization                                                             1,006,949              754,580
   Minority interest in earnings of subsidiary                                                   8,076              230,839
   Changes in assets and liabilities:
   (Increase) in rent, interest,
     deposits and other receivables                                                           (495,286)            (259,523)
   Increase (decrease) in accrued expenses and other liabilities                                24,853               (5,756)
                                                                                         -------------        ---------------

           Net cash provided by operating activities                                         4,691,750             2,147,579
                                                                                          ------------          ------------

Cash flows from investing activities:
   Additions to real estate                                                                (12,266,772)           (2,832,231)
   Net proceeds from sale of real estate                                                             -             4,347,603
   Collection of mortgages receivable -
     (including $5,653,413 and $86,466
      from related party)                                                                    5,675,118               106,895
   Purchase of marketable securities                                                          (346,603)                    -
   Payments to minority interest by subsidiary                                                  (5,400)             (396,333)
   Other                                                                                             -                54,332
                                                                                         -------------           -----------

           Net cash (used in) provided by investing activities                              (6,943,657)            1,280,266
                                                                                          -------------         ------------

Cash flows from financing activities:
   Proceeds from mortgages payable                                                           9,236,178             1,600,000
   Repayment of mortgages payable                                                             (254,329)           (2,163,398)
   Repayment of bank borrowings, net of proceeds                                            (4,605,029)           (1,900,000)
   Payment of financing costs                                                                 (359,565)              (89,088)
   Cash distributions - common stock                                                        (1,417,099)           (1,345,163)
   Cash distributions - preferred stock                                                       (970,531)             (970,531)
   Proceeds from issuance of shares through rights offering                                 17,470,987                     -
   Issuance of shares through dividend reinvestment plan                                       534,704               572,946
   Exercise of stock options                                                                         -               232,688
                                                                                           -----------          -------------
           Net cash provided by (used in) financing activities                              19,635,316            (4,062,546)
                                                                                           -----------          -------------

           Net increase (decrease) in cash
               and cash equivalents                                                         17,383,409              (634,701)

Cash and cash equivalents at beginning of period                                             1,606,364             2,478,580
                                                                                          ------------          ------------

Cash and cash equivalents at end of period                                                 $18,989,773           $ 1,843,879
                                                                                           ===========           ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest expense                                        $ 1,855,971          $  1,272,646
   Cash paid during the period for income taxes                                                 20,429                17,035


   See accompanying notes to consolidated financial statements.


                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of September 30, 1998 and for the nine and three months ended September 30, 1998 and 1997 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the nine and three months ended September 30, 1998 are not necessarily indicative of the results for the full year.

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

For the nine and three month periods ended September 30, 1998 and 1997 basic earnings per share was determined by dividing net income applicable to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during each period.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 2 - Earnings Per Common Share (Continued)

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company. For the nine month periods ended September 30, 1998 and 1997 and the three month period ended September 30, 1997, diluted earnings per share was determined by dividing net income applicable to common stockholders for the period by the total of the weighted average number of shares of Common Stock outstanding plus the dilutive effect of the Company's outstanding options (947 for the nine months ended September 1998 and 7,374 and 4,157 for the nine and three months ended September 1997, respectively) using the treasury stock method. The Preferred Stock was not considered for the purpose of computing diluted earnings per share during these periods because their assumed conversion is antidilutive. However, for the three months ended September 30, 1998, the assumed conversion of the Preferred Stock is dilutive. Thus, for the three months ended September 30, 1998, diluted earnings per share was determined by dividing net income for the period by the total of the weighted average number of Common Stock outstanding plus the dilutive effect of the Company's Preferred Stock using the if-converted method.

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

Note 3 - Preferred and Common Stock Dividend Distributions

On August 28, 1998 the Board of Directors declared quarterly cash distributions of $.30 and $.40 per share on the Company's common and preferred stock, respectively, payable on October 1, 1998 to stockholders of record on September 15, 1998.

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

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 5 - Interest from Related Party

On September 16, 1998, the Company received a payoff in full of a mortgage receivable encumbering a property owned by a related party. The principal amount paid off and received by the Company was $7,582,000. The mortgage receivable was acquired during fiscal 1993 at a discount of $3,738,400 which was being amortized over the life of the mortgage. The Company realized interest income on this transaction in the amount of $2,080,918, which represents the unamortized balance of the discount. Such amount is included in interest from related party in the accompanying consolidated financial statements.

Note 6 - Financial Accounting Standards Board Statement No. 130

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. Statement No. 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted Statement No. 130 as of January 1, 1998. At September 30, 1998, accumulated other comprehensive income, which is solely comprised of the net unrealized gain on available-for-sale securities was $107,740.

Note 7 - Financial Accounting Standards Board Statement No. 131

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, which is effective for financial statements issued for years beginning after December 15, 1997. Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of Statement No. 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.

Note 8 - Subsequent Event

On October 30, 1998, the Company sold a property located in the State of Washington for a sales price of $1,500,000 and will recognize a gain of approximately $1,200,000 during the December 1998 quarter. In addition, a second mortgage receivable the Company held on the property was paid off as part of the sale. At September 30, 1998, the outstanding balance of this mortgage receivable was $36,600.

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 1998, the Company's primary sources of liquidity are approximately $18,990,000 in cash and cash equivalents, and funds available under a revolving credit facility (of which the entire $9,000,000 facility was available at September 30, 1998). Other sources of liquidity are cash generated from operating activities and funds obtainable from mortgages to be secured by real estate investments.

On June 22, 1998, the Company sold 1,331,733 shares of Common Stock at $13.25 per share in a rights offering to its shareholders. The net proceeds of approximately $17,470,000 (after expenses) was used to repay the $6,985,000 outstanding under the revolving credit facility and the balance is to be used for the acquisition of additional properties. The Company purchased two properties during the last week of June 1998. The purchase price of one property was $1,970,000, which was paid in cash at the closing. A $1,285,000 first mortgage loan secured by the property was obtained in September 1998. The purchase price of the other property was $3,525,000, which was paid in part by a $2,450,000 first mortgage loan secured by the property and the balance in cash. On October 2, 1998, the Company purchased an additional property for a purchase price of $900,000 which was paid in cash. On October 30, 1998, the Company sold a property located in the State of Washington for a sales price of $1,500,000 and will recognize a gain of approximately $1,200,000 during the December 1998 quarter.

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

In connection with the lease agreements with Total Petroleum, Inc. ("Total Petroleum") consummated in 1991, the Company agreed to expend certain funds to remediate environmental problems at certain locations net leased to Total Petroleum. It was agreed that the net cost to the Company would not exceed $350,000 per location, with any excess being the responsibility of Total Petroleum. At that time the Company deposited $2,000,000 with an independent escrow agent to insure compliance by the Company with its obligations with respect to the environmental clean up. At September 30, 1998, there are two locations which require additional remediation efforts. The Company believes the $791,000 held by the escrow agent will be adequate to cover the Company's responsibility to pay for the environmental costs at these two locations.

There will be no effect on the Company's liquidity relating to the year 2000 issue because during 1997 the Company acquired computer hardware and software to handle the Company's accounting and real estate management. The computer software is capable of handling all issues relating to the year 2000. Non-compliance with the year 2000 issue by third parties or tenants with whom the Company has a relation will not have a material effect on the Company's business, financial condition or results of operations.

Results of Operations

Nine and three months ended September 30, 1998 and 1997

Rental income  increased by $1,216,084 and $630,741 to $5,165,813 and $1,897,958
for the nine and three months ended September 30, 1998 from $3,949,729 and $1,267,217 for the nine and three months ended September 30, 1997 resulting primarily from the acquisition of three properties in 1998 and two properties in 1997, offset in part by the sale of a property during 1997.

On September 16, 1998, the Company received a payoff in full of a mortgage receivable, which had previously been acquired at a discount. Included in interest from related party for the 1998 periods is $2,080,918, which represents the unamortized balance of the discount.

Interest and other income increased by $127,760 and $111,366 to $177,910 and $129,069, due to an increase in cash and cash equivalents available for investment. Such investments were made primarily from the proceeds realized by the Company from the sale of common shares through the rights offering.

Increases in depreciation and amortization expense of $252,369 and $116,351 for the nine and three months ended September 30, 1998 to $1,006,949 and $368,827 results primarily from depreciation on five properties acquired during 1998 and 1997, offset in part by the sale of one property during 1997.

The increases in interest-mortgages payable to $1,499,120 and $560,703 for the nine and three months ended September 30, 1998 from $1,157,027 and $368,788 in the prior nine and three month periods is due to mortgages placed on four of the properties acquired during 1998 and 1997, offset in part by the sale of one property during 1997.

Interest-bank note payable amounted to $257,913 for the nine months ended September 30, 1998, resulting from borrowings under the Credit Agreement. Borrowings were made to facilitate the purchase of one property in 1998 and two properties in 1997. The $6,985,000 outstanding note balance was repaid June 22, 1998 with a portion of the proceeds realized by the Company from the sale of common shares through the rights offering.

General and administrative expenses increased by $14,596 and $18,181 to $498,615 and $168,300 for the nine and three months ended September 30, 1998, respectively. These increases were due to a combination of factors including an increase in personnel costs as the Company's level of activities increased.

At September 30, 1998 the Company owns three properties which had been leased to a retail chain of stores. Since the expiration of the initial term of these leases on December 31, 1996, two of these stores have been re-leased and one remains vacant. The Company has determined that the estimated fair value of these properties are lower than their carrying amounts and thus, the Company has taken a provision for the differences. The total provision taken on these three properties amounts to $156,832. There was no comparable provision in the nine months ended September 30, 1997.

On August 5, 1997, the property owned by a limited liability company in which the Company was a majority member was sold and a gain of $599,251 was realized on the sale. The Company's share of the gain is $383,915 (after deducting the minority interest share of the gain of $215,336). There was no comparable gain in the nine months ended September 30, 1998.

                                    Part II - Other Information

Item 6. - Exhibits and Reports on Form 8-K

On September 24, 1998, the Company filed a current report on Form 8-K with the Securities and Exchange Commission to report the amendment of certain provisions of the Company's By-Laws.

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



                             One Liberty Properties, Inc.
                                    (Registrant)






November 13, 1998               /s/ Matthew Gould
 Date                               Matthew Gould
                                    President





November 13, 1998              /s/ David W. Kalish
 Date                              David W. Kalish
                                   Vice President and
                                   Chief Financial Officer