Form 10-K
period 1998-12-31
ONE LIBERTY PROPERTIES INC
filed 1999-03-25
CIK 712770

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
         SECTIONS 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               [ X] Annual Report Pursuant to Section l3 or l5(d)
                     of the Securities Exchange Act of l934

                   For the fiscal year ended December 31, 1998

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission File Number 0-11083

                          ONE LIBERTY PROPERTIES, INC.
                          ----------------------------

             (Exact name of registrant as specified in its charter)

          MARYLAND                                         13-3147497
          --------                                         ----------
          (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)       Identification Number)

                 60 Cutter Mill Road, Great Neck, New York     11021
                 -----------------------------------------     -----

               (Address of principal executive offices)      (Zip Code)

        Registrant's telephone number, including area code: (5l6)466-3l00
        -----------------------------------------------------------------

        Securities registered pursuant to Section l2(b) of the Act:

                                                    Name of each exchange
         Title of each class                        on which registered
         -------------------                        -------------------

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

                            Yes   X        No
                                ----          ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

As of March 2, 1999 the aggregate market value of all voting stock (Common Stock and Preferred Stock) held by non-affiliates of the Registrant was approximately $27,818,000.

As of March 2, 1999, the Registrant had 2,946,806 shares of Common Stock and 806,376 shares of $16.50 Cumulative Convertible Preferred Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

 The proxy statement for the Registrant's Annual Meeting of Stockholders, scheduled for June 9, 1999, will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year covered by this Form 10-K. The information required by Part III (Item 10-Directors and Executive Officers of the Registrant, Item 11 -Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management, and Item 13 - Certain Relationships and Related Transactions) will be incorporated by reference from the definitive proxy statement to be filed by the Registrant pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                    PART I

Item 1. Business
        --------
General
-------
              One Liberty Properties, Inc. (the "Company") is a self administered and self managed real estate investment trust ("REIT") incorporated under the laws of Maryland on December 20, 1982. The primary business of the Company is to acquire, own and manage improved, free standing, commercial real estate operated by the lessee under a long-term net lease. Its focus is the acquisition, ownership and management of improved real property leased to retail businesses under long-term commercial net leases. The Company, from time to time, will acquire and own improved commercial real estate net leased to a corporation or government agency and improved commercial real property (such as a multi-family apartment building, office building or industrial building) leased under a long-term lease to an occupant or operator. Under the typical net lease and long-term lease, rental and other payments to be made by the lessee are payable without diminution. The lessee, in addition to its rent obligation, is generally responsible for payment of all charges attributable to the property, such as real estate taxes, assessments, water and sewer rents and charges, governmental charges and all utility and other charges incurred in the operation of the property. The lessee, is also generally responsible for maintaining the property, including ordinary maintenance and repair and restoration following a casualty or partial condemnation, but it is not unusual for the lessor to be responsible for structural items, foundation and slab, and roof repair and/or replacement. Tenant is also generally responsible for casualty, rent loss and liability insurance. The rental provisions in a net lease transaction may include, but may not be limited to, rent payable on a stepped basis (rentals increase at specified intervals), an indexed basis (rentals increase pursuant to a formula such as the consumer price index), a percentage basis (minimum rental payments plus additional rentals in the form of participation in the sales derived from the business conducted at the property), or a combination of the foregoing.

              At December 31, 1998 the Company owned fee title to 39 properties and a "sandwich" lease position with respect to one property. The 40 properties are located in 14 states. Since December 31, 1998 and through March 22, 1999, the Company has acquired fee title to four additional properties. Twenty-five of the 44 properties are net-leased to various retail operators. Thirteen of the properties are operated as service stations, containing gasoline pumping islands, a service area and a convenience store. All thirteen "service station" properties are net-leased to a subsidiary of a major oil company. Three of the properties are improved with industrial buildings, two of which are operated as frozen food warehouses. Two properties currently owned by the Company are a residential apartment building leased to an operator and an industrial/office/training site leased to a local government agency on a net basis. One property owned by the Company is currently vacant.

Investment Policy
-----------------

         The Company's business strategy is focused on acquiring improved, commercial property subject to a long-term net lease which has scheduled rent increases, with primary emphasis on properties improved with a free standing building and net-leased on a long term basis to retail operation. The Company's investment policies, as articulated in its by-laws, as amended, are as follows:

         Types of Investments - The Company is permitted to invest in any type of real property, mortgage loans (and in both cases in interests therein) and other investments of any nature, without limitation, provided such investment does not adversely affect the Company's ability to qualify as a REIT under the Internal Revenue Code. No limitation is set on the number of properties or mortgage loans in which the Company may invest, the amount or percentage of the Company's assets which may be invested in any specific property or on the concentration of investments in any geographic area in the United States. The Company may consider investments in any type of real property and in mortgage loans secured by real property; however as stated above, the current investment policy of the Company is (and has been for approximately five years) to invest in improved, commercial real estate under long-term net lease. In prior years, the Company acquired mortgages receivable for investment. In 1998 the Company received a payoff in full of a mortgage receivable previously acquired at a discount. The payoff resulted in the receipt by the Company of $7,582,163, including amortization of discount of $2,080,918 and $5,501,402 of principal. The Company has no present plans to invest in mortgage loans secured by real estate. The Company does not intend to make construction loans or loans secured by mortgages on undeveloped land. Although it has not done so in the past, the Company may issue securities in exchange for properties which fit its investment criteria. The Company pursues a national operating strategy, but does not intend to purchase properties located outside of the United States.

             After termination of any lease relating to any of the Company's properties (either at lease expiration or early termination), the Company will seek to relet or sell such property in a manner which will maximize the return to the Company, considering the income and residual potential of such property. Although the Company acquires properties for long-term investment and does not engage in the turnover of investments, the Company may consider the sale or other disposition of any of the properties prior to termination of the relevant leases if such sale or other disposition appears advantageous. The Company may take a purchase money mortgage as part payment in lieu of cash in connection with any sale and may take into account local custom and prevailing market conditions in negotiating the terms of repayment. It will be the Company's policy to use any cash realized from the sale or other disposition of properties, net of required distributions to shareholders to maintain its REIT status, to pay down amounts due under loan agreements (excluding real estate mortgage loans), if any, and in the acquisition of additional properties.

                  Incurrence of Debt - The directors of the Company, in the exercise of their business judgment, are permitted to determine the level of debt and the terms and conditions of any financing or refinancing. There is no limitation on the level of debt which the Company may incur. The Company has in the past and intends in the future to borrow money, on a secured and unsecured basis. The proceeds of any borrowings are used for property acquisitions and for working capital purposes.

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

         From time to time, the Company invests in shares of other REIT's. The Company may invest in the shares of an entity not involved in real estate investments, provided that any such investment does not adversely affect the Company's ability to qualify as a REIT under the Internal Revenue Code. Investments by the Company in shares of another entity are made in such a way so that the Company will not be treated as an investment company under the Investment Company Act of 1940. The Company has not in the past invested in the securities of another entity for the purpose of exercising control, and it has no present plans to invest in the securities of another entity for such purpose. However, subject to Board of Director approval, the Company, in the future, may acquire shares of another entity with a view to gaining control. The Company does not intend to underwrite the securities of other issuers.

Credit Agreement
----------------

             On March 1, 1996 the Company entered into a revolving credit agreement ("Credit Agreement") with Bank Leumi Trust Company of New York ("Bank Leumi"). Borrowings under the Credit Agreement were used to provide the Company with funds to acquire properties. The Credit Agreement matured February 28, 1999 with a right on the part of the Company to extend the Credit Agreement until February 29, 2000. Because of the Company's strong cash position, it did not exercise its right to extend the Credit Agreement and therefore the Credit Agreement terminated on February 28, 1999. The Company is currently in negotiations to obtain a new credit line, but there can be no assurance that it will successfully obtain a new line or if obtained, that the availability thereunder or the terms thereof will be favorable.

             Total availability under the Credit Agreement was $9,000,000. The Company paid interest under the Credit Agreement at the rate of prime plus 1/2% on funds borrowed on an interest only basis plus a 1/4% servicing fee on the outstanding balance.

                      Executive Officers of the Company

         The following sets forth information with respect to the executive officers of the Company:

 NAME                      AGE      POSITION WITH THE COMPANY
 ----                      ---      -------------------------

Fredric H. Gould            63       Chairman of the Board

Matthew Gould               39       President and Chief Executive Officer

Simeon Brinberg             65       Vice President

David W. Kalish             52       Vice President and Chief Financial Officer

Israel Rosenzweig           51       Senior Vice President

Jeffrey Gould               34       Vice President

Mark H. Lundy               37       Secretary

Seth D. Kobay               44       Vice President and Treasurer

Karen Dunleavy              40       Vice President, Financial


Each of the above listed executive officers will hold office until the next annual meeting of the Board of Directors, scheduled for June 9, 1999, or until their respective successors are elected and shall qualify. The information below sets forth the business experience of the officers of the Company for at least the past five years.

     Fredric H. Gould. Mr. Gould has been Chairman of the Board of the Company since 1989. Mr. Gould has served as Chairman of the Board of Trustees of BRT Realty Trust, a real estate investment trust, since 1984 and Chief Executive Officer of BRT Realty Trust since 1996. Since 1985 Mr. Gould has been a principal executive officer of the managing general partner of Gould Investors L.P., a limited partnership engaged in the ownership and operation of real properties and he also serves as a general partner of Gould Investors L.P. He is President of the advisor to BRT Realty Trust and a director of Sunstone Hotel Investors, Inc. and of East Group Properties, Inc.

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

     David W. Kalish. Mr. Kalish has served as Vice President and Chief Financial Officer of the Company since June 1990. Mr. Kalish is also Senior Vice President, Finance of BRT Realty Trust and Vice President and Chief Financial Officer of the managing general partner of Gould Investors L.P. since June 1990. For more than five years prior to June 1990, Mr. Kalish, a certified public accountant, was a partner of Buchbinder Tunick & Company, certified public accountants.

     Israel Rosenzweig. Mr. Rosenzweig has been President of BRT Funding Corp., a wholly owned subsidiary of BRT Realty Trust since April, 1998 and a Vice President of BRT Realty Trust since March 1998. From May 1987 to March 1998 he was employed as a Vice President of the managing general partner of Gould Investors L.P. and from November 1994 to April 1997 he was a Senior Vice President and Chief Lending Officer of Bankers Federal Savings and Loan Association. For more than five years prior to March 1995, he served as President of BRT Realty Trust. He continues to serve as a Vice President of the managing general partner of Gould Investors L.P. Mr. Rosenzweig is a director of NAUTICA Enterprises, Inc.

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

     Matthew Gould and Jeffrey Gould are Fredric H. Gould's sons.

Item 2.  Properties
         ----------

General
-------
The Company, at December 31, 1998, owned fee title to 39 properties and a "sandwich" lease position with respect to one property. Since December 31, 1998, through March 22, 1999, the Company has acquired fee title to four additional properties. The 44 properties are located in 14 states. The 44 properties referred to are herein collectively called the "Properties" and individually a "Property".

         Twenty-five of the forty-four properties owned by the Company are net-leased to various retail operators under long term leases. Each location has adequate parking for the building constructed on the site. Most of the retail tenants operate on a national basis and include, among others, The Kroger Company, Barnes & Noble Superstores, Inc., Just For Feet, Inc., Hollywood Entertainment, Inc., Payless Store Source, Inc., Office Max, Inc. and Petco Animal Supplies, Inc. Thirteen of the properties are service stations leased to Total Petroleum Inc. Each service station contains gasoline pumping islands, a service area and a convenience store. Three of the properties are industrial buildings, two of which are used as frozen food warehouses. One of the properties is a residential apartment building containing 126 rental units and six retail stores, and one property is an industrial/office/training building leased to a local government agency. One building was vacated by the tenant at the expiration of its lease and is currently vacant. Occupancy rate for the properties has been in excess of 95% for fiscal years 1998, 1997, 1996, 1995 and 1994. The current occupancy rate is approximately 99%.

         It is the policy of the Company to obtain mortgages on substantially all properties acquired by it. The mortgage financing is consummated at the time of acquisition of a property or committed for prior to or soon after acquisition. By obtaining mortgage commitments at or about the time a property is acquired, the Company can determine at or about the time of acquisition the return which will be realized by the Company from ownership of the property during the term (or a significant portion of the term) of the lease. On occasion, the Company acquires a property subject to a mortgage or elects not to obtain mortgage financing on a specific property.

         At December 31, 1998, the Company had placed mortgages on 12 of the 40 properties it owned as of that date. At December 31, 1998, the Company had $29,422,491 principal amount of mortgages outstanding, bearing interest at rates ranging from 6.9% to 9.1%. All mortgages contain prepayment penalties. The following table sets forth scheduled principal mortgage payments due for the properties owned as of December 31, 1998 (assuming no payment is made on principal on any outstanding mortgage in advance of its due date):

                                            PRINCIPAL PAYMENTS DUE
            YEAR                               IN YEAR INDICATED
            ----                               -----------------

            1999                                   $  410,795
            2000                                    1,353,590
            2001                                      483,351
            2002                                    1,809,043
            2003                                    9,177,799
            2004 and thereafter                    16,187,913

Significant Properties
----------------------
             As of December 31, 1998, none of the Properties owned by the Company either had a book value equal to or greater than 10% of the total assets of the Company or revenues which accounted for more than 10% of the Company's aggregate gross revenues. If the Properties leased by Total Petroleum, Inc. (thirteen separate properties) are considered as one Property then Total
Petroleum accounted for more than 10% of the Company's aggregate revenues in 1998. The following sets forth the information concerning the Total Petroleum leases.

Description of Total Petroleum Properties
-----------------------------------------
             The Total Petroleum Properties are all service stations and include gasoline pumping islands, a service area and a retail building used as a convenience store.

Description of Total Petroleum Leases
-------------------------------------

             Lease Term  The Total Petroleum  Properties  have 13  separate  but
             ----------
identical leases dated as of May 15, 1991 (Total Petroleum Leases). The primary lease term for the Total Petroleum Properties is 20 years ending on May 31, 2011. Total Petroleum has the right to extend the leases for two 10 year renewal terms, but the renewal options can only be exercised on an all or none basis. The Total Petroleum Leases contain cross default provisions which provide that on a monetary default resulting in the termination of a lease, the Landlord has a right to terminate any or all of the other leases.

             Amounts Payable under the Total Petroleum Leases   The  combined
             ------------------------------------------------
annual rent for all 13 properties is $939,830 through May 14, 1999, increasing by 3% each May 15th throughout the term of the lease. The leases are net leases, which requires Total Petroleum to pay all real estate taxes, assessments, and all utility charges.

             Maintenance and Modifications   Total Petroleum is required, at its
             -----------------------------
expense, to maintain the Total Petroleum Properties in good repair and is responsible to keep each property in reasonably clean condition. The Tenant at its sole expense may make any non-structural alterations, additions, replacements or improvements to the property without the Landlord's consent. The Tenant is required to obtain the Landlord's prior written consent for structural alterations, additions, replacements or improvements which consent will not be unreasonably withheld.

             Insurance Total Petroleum is required to maintain  insurance at its
             ---------
expense providing for fire with standard extended risk coverage to the extent of the full replacement cost. So long as the Tenant's net worth exceeds $100,000,000 the deductible may be that which is provided in Total Petroleum's master corporate insurance policy, and if its net worth falls below $100,000,000 then the deductible shall not exceed $250,000 without Landlord's consent. In Management's opinion the Total Petroleum Properties are adequately covered by insurance.

             Damage to or Condemnation of Property If any of the Total Petroleum
             -------------------------------------
Properties is damaged or destroyed by fire or other casualty there is to be no rent abatement and Total Petroleum is required to repair and restore the premises in a reasonable diligent manner. If, however, the premises are rendered untenantable, Total Petroleum may terminate the lease in which event it shall pay to the Company an amount sufficient to restore the premises to the condition existing as of the date the lease was executed, reasonable wear and tear excepted.

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

             Option to Purchase  Total  Petroleum  has been granted an option to
             ------------------
purchase each location at fair market value, excluding the value of the improvements made by it. This option may be exercised during the last six months of the term of the lease. Fair market value is to be determined by an appraisal process.

             Right of First Refusal Total  Petroleum has been granted a right of
             ----------------------
first refusal to purchase a Total Petroleum Property from the Company for the same purchase price and on the same terms and conditions as a bona fide offer to purchase received by the Company from an unrelated party which is engaged in, or plans to engage in the business of selling petroleum products, which offer the Company intends to accept.

             Right of First Offer Total  Petroleum  has been  granted a right of
             --------------------
first offer to purchase each location, which may be exercised if, at any time during the term of the lease, the Company (or its successor) desires to sell the Property to an unrelated party other than an unrelated party which is engaged in, or plans to engage in, the business of selling petroleum products. Such purchase would be on the same term and conditions as those offered by the Company.

             Mortgage The Total Petroleum Properties are owned free and clear of
             --------
mortgages.

Leases
------

             The Company's policy is to enter into long-term leases with its tenants, and the leases generally afford the tenant one or more renewal options. All leases are net leases, under which the lessee, in addition to its rental obligation, is responsible for all charges attributable to the property, such as real estate taxes, assessments, water and sewer rents and charges. The lessee is also generally responsible for maintaining the property, including maintenance and repair and for restoration following a casualty or partial condemnation. It is not unusual for the Company to be responsible for structural repairs, including foundation and slab, and for roof repair or replacement.

             The following table sets forth scheduled lease expirations for all leases for the Properties as of December 31, 1998.


                                                                        Current
                                     Net Rentable       Annual          % of Rents
                                     Square Feet        Rents Under     Represented
Year of Lease     Number of Leases   Subject to         Expiring        By Expiring
Expiration (1)       Expiring        Expiring Leases    Leases (2)      Leases
--------------       --------        ---------------    ----------      ------

1999                    2                6,125         $  46,677         0.65%
2000                    1               38,448           149,947         2.10%
2001                    4               12,363           197,309         2.76%
2002                    2               69,060           871,600        12.20%
2003                    1                3,062            61,240         0.86%
2004                    1               55,370            42,000         0.59%
2005                    0                    -                 -            -
2006                    1               72,897           359,640         5.04%
2007                    1               12,000           204,000         2.86%
2008                    0                    -                 -            -
2009 and thereafter     26             938,155         5,209,223        72.94%
                        --             -------         ---------        ------
                        39 (3)       1,207,480        $7,141,636          100%
                        ==           =========        ==========          ===


             (1) Lease expirations assume tenants do not exercise existing renewal options.

             (2) Reflects monthly base rent provided for under terms of each expiring lease as in effect on December 31, 1998 multiplied by 12 and does not take into account any contractual rent escalations.

             (3) The Company's one vacant property is not included in the above table.

Competition
-----------

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

Environmental Matters
---------------------

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

        In 1991, when the Company entered into lease agreements relating to 13 Total Petroleum Properties, the Company deposited $2,000,000 with an independent escrow agent, to cover remediation costs relating to environmental problems discovered at certain of the Total Petroleum Properties. The agreement between the Company and Total Petroleum limits the Company's maximum cost to $350,000 per location, with any excess cost being the responsibility of Total Petroleum. There are currently two locations which require additional remediation efforts. These two locations have a total of $20,000 remaining to be expended towards the $350,000 maximum. Accordingly, the approximate $793,000 still held by the escrow agent is adequate to cover the additional environmental costs and a significant portion is expected to be returned to the Company.

Regulations and Insurance
-------------------------

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

        Insurance.  Under  substantially  all leases,  the Company's tenants are
        ---------
responsible for maintaining and paying for adequate insurance on the Properties leased by them, including all risk insurance for the full replacement cost and liability insurance. The Company monitors compliance by its tenants with the obligation to insure the Properties. The Company believes the Properties are covered by adequate fire, flood, property, and liability insurance.

Item 3.  Legal Proceedings
         -----------------
        Neither the Company nor the Properties are presently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company or the Properties, other than routine litigation arising in the ordinary course of business, which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Form 10-K.

                                     Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        -----------------------------------------------------------------
        Matters
        -------
        The following table sets forth the high and low prices for the Common Stock and the $16.50 Cumulative Convertible Preferred Stock of the Company as reported by the American Stock Exchange and the per share cash distributions paid by the Company on the Common Stock and Preferred Stock during each quarter of the years ended December 31, 1997 and 1998.

                         COMMON STOCK                 PREFERRED STOCK
                         ------------                 ---------------
                                DISTRIBUTIONS                 DISTRIBUTIONS
1997             HIGH     LOW     PER SHARE      HIGH    LOW    PER SHARE
----             ----     ---     ---------      ----    ---    ---------

First Quarter   13-3/4   12-3/4     $.30        17-5/8  16-1/2      $.40
Second Quarter  13-3/4   13-1/4     $.30        17-1/8  16-5/16     $.40
Third Quarter   14       13-1/8     $.30        17-7/8  16-1/2      $.40
Fourth Quarter  14-5/8   13-5/8     $.30*       17-7/8  16-7/8      $.40*

1998
----

First Quarter   14-3/4   13-5/8     $.30        17-3/4  16-5/8      $.40
Second Quarter  14-5/8   12-3/4     $.30        17-3/4  16-7/16     $.40
Third Quarter   14       11-7/8     $.30        17-1/8  16-5/16     $.40
Fourth Quarter  13-1/8   12-1/4     $.30*       17      16-3/8      $.40*


*A cash distribution of $.30 and $.40 was paid on the Common Stock and Preferred Stock, respectively, on January 5 ,1998 and January 5, 1999. These distributions are reported as being paid in the fourth quarter of the prior year.

         The Common Stock and Preferred Stock of the Company trade on the American Stock Exchange, under the symbols OLP and OLP Pr, respectively. As of March 2, 1999 there were 483 common and 172 preferred stockholders of record and the Company estimates that at such date there were approximately 1,800 and 1,500 beneficial owners of the Company's Common and Preferred Stock, respectively.

Item 6. Selected Financial Data
        -----------------------
        The following are highlights of the Company's operations which are derived from the audited financial statements of the Company for the years ended December 31, 1998, 1997, 1996, 1995 and 1994.



                                                            YEAR ENDED DECEMBER 31,
                                                            -----------------------
INCOME STATEMENT DATA                1998            1997               1996               1995             1994
---------------------                ----            ----               ----               ----             ----

-Revenues                        $10,132,694     $6,284,809          $5,511,556         $4,890,962      $4,041,378
-Gain on Sale
 of Real Estate                    1,132,479        599,251                  --                 --              --
-Provision for
 Valuation
 Adjustment                         (156,832)            --            (659,000)                --              --
-Net Income                        6,418,398      2,984,192           2,173,952          3,096,302       2,861,137
 Calculation of
 Net Income
 Applicable to
 Common
 Stockholders:
-Net Income                        6,418,398      2,984,192           2,173,952          3,096,302       2,861,137
-Less: Dividends
  and Accretion
  on Preferred
  Stock                            1,452,102      1,450,220           1,448,359          1,446,519       1,444,703
-Net Income
 Applicable
 to Common
 Stockholders                     $4,966,296     $1,533,972            $725,593         $1,649,783      $1,416,434
-Weighted Average
 Number of Common
 Shares
 Outstanding
  - Basic                          2,297,268      1,522,967           1,447,413          1,409,371       1,356,989
  - Diluted                        2,297,978      1,529,203           1,459,198          1,423,361       1,365,143
-Net Income Per
 Common Share: (Note a)
   -Basic                              $2.16          $1.01                $.50              $1.17           $1.04
   -Diluted                            $2.16          $1.00                $.50              $1.16           $1.04
-Cash Distributions
 Per Share of:
  -Common Stock                        $1.20          $1.20               $1.20              $1.03           $ .86
  -Preferred Stock                     $1.60          $1.60               $1.60              $1.60           $1.60

(a) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No.
         128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see Note 2 to the Consolidated
         Financial Statements.




                                                                  DECEMBER 31,
                                                                  ------------
STATEMENT DATA                       1998                1997               1996              1995                 1994
--------------                       ----                ----               ----              ----                 ----

Balance Sheet Data
------------------
-Total Real
 Estate
 Investments, Net                $59,830,936          $48,316,984        $42,889,213       $24,253,765          $10,996,534
-Investments in
 US Government
 Obligations and
 Securities                               --                   --                 --         1,274,747            3,972,256
-Mortgages and
 Note Receivables                    228,383            5,943,450          6,049,033         7,564,716           16,096,224
-Total Assets                     82,677,900           57,647,555         52,522,988        38,040,246           37,652,773
-Total Liabilities                30,960,273           26,336,680         21,987,633         7,532,267            7,680,937
-Redeemable
 Convertible
 Preferred Stock                  13,225,418           13,106,970         12,950,792        12,796,475           12,643,998
-Total Stock-
 holders' Equity                  38,494,586           18,203,905         17,442,841        17,711,504           17,327,838


Item 7.  Management's Discussion And Analysis Of Financial Condition And Results
         ----------------------------------------------------------------------
          Of Operations
         -------------

Liquidity and Capital Resources
-------------------------------
             The Company's primary sources of liquidity are cash and cash equivalents ($19,089,625 at December 31, 1998), cash generated from operating activities, and funds obtainable from mortgages to be secured by real estate investments. In February 1999, a revolving credit facility entered into by the Company, which provided for a facility of $9,000,000, matured and was not renewed by the Company. The Company is currently engaged in negotiations for a new credit facility but there can be no assurance that a new facility will be obtained or if obtained that the amount of availability or the terms will be favorable.

             On June 22, 1998, the Company sold 1,331,733 shares of Common Stock at $13.25 per share in a rights offering to its shareholders. The net proceeds of approximately $17,470,000 (after expenses) was used to repay the $6,985,000 outstanding under the revolving credit facility and the balance is being used for the acquisition of additional properties.

             The terms of the Preferred Stock of the Company affords each preferred holder the right to "put" the Preferred Stock to the Company at $16.50 per share for the period commencing July 1, 1999 and ending on September 28, 1999. The Company will fund any cash required in connection with the exercise of the put option from funds from operations, cash generated from mortgage financing and cash on hand; and if necessary, the Company will borrow funds on a secured or unsecured basis for such purpose. Although no commitments for financing has been obtained, management believes that such financing will be available on competitive terms, if required, including the likelihood that a new credit facility will be completed by that date.

             The Company is currently in discussions concerning the acquisition of additional net leased properties. Cash provided from operations and the Company's cash position will provide funds for cash distributions to shareholders and operating expenses. These sources of funds, as well as funds obtainable from mortgage financing, will provide funds for future property acquisitions. It will continue to be the Company's policy to make sufficient cash distributions to shareholders in order for the Company to maintain its real estate investment trust status under the Internal Revenue Code.

             In connection with the lease agreements with Total Petroleum, Inc. ("Total Petroleum") consummated in 1991, the Company agreed to expend certain funds to remediate environmental problems at certain locations net leased to Total Petroleum. It was agreed that the net cost to the Company would not exceed $350,000 per location, with any excess being the responsibility of Total Petroleum. At that time the Company deposited $2,000,000 with an independent escrow agent to insure compliance by the Company with its obligations with respect to the environmental clean up. At December 31, 1998, there are two locations which require additional remediation efforts. These two locations have a total of approximately $20,000 remaining to be expended towards the $350,000 maximum. Accordingly, the approximate $793,000 still held by the escrow agent is adequate to cover the additional environmental costs and a significant portion is expected to be returned to the Company.

             Management believes there will be no effect on the Company's liquidity relating to the year 2000 issue because during 1997 the Company acquired computer hardware and software to handle the Company's accounting and real estate management. The computer software is capable of handling all issues relating to the year 2000. In addition, the Company's business will not be adversely affected in any material way if its suppliers or lessees encounter year 2000 problems.

Results of Operations
---------------------

Comparison of Years Ended December 31, 1998 and 1997
----------------------------------------------------

Rental income increased by $1,744,947 to $7,086,438 for the year ended December 31, 1998 as compared to the year ended December 31, 1997, resulting primarily from the acquisition of four properties in 1998 and two properties in 1997, offset in part by the sale of a property during 1997.

On September 16, 1998, the Company received a payoff in full of a mortgage receivable, which had previously been acquired at a discount. Included in interest from related party for the year ended December 31, 1998 is $2,080,918, which represents the unamortized balance on the discount.

Interest and other income increased by $275,203 to $385,942, due to an increase in cash and cash equivalents available for investment. Such investments were made primarily from the investment of the net proceeds realized by the Company from the sale of common shares through a rights offering (which was consummated in June, 1998) and from the approximate $7,600,000 the Company received from the payoff of a mortgage receivable in September 1998.

An increase in depreciation and amortization expense of $354,530 to $1,377,875 results primarily from depreciation on six properties acquired during 1998 and 1997, offset in part by the sale of one property during 1997.

The increase in interest-mortgages payable to $2,074,760 in 1998 from $1,517,126 in 1997 is due to mortgages placed on four of the properties acquired during 1998 and 1997, offset in part by the sale of one property during 1997.

Interest-bank note payable amounted to $257,913 for the year ended December 31, 1998, as compared to $210,305 for the year ended December 31, 1997, resulting from borrowings under the Credit Agreement. Borrowings were made to facilitate property acquisitions. The $6,985,000 outstanding note balance was repaid June 22, 1998 with a portion of the proceeds realized by the Company from the sale of common shares through the rights offering.

General and administrative expenses increased by $49,119 to $678,539 for the year ended December 31, 1998. These increases were due to a combination of factors as the Company's level of activities increased.

At December 31, 1998 the Company owns three properties which had been leased to a retail chain of stores. Since the expiration of the initial term of these leases on December 31, 1996, two of these stores have been relet and one remains vacant. The Company has determined that the estimated fair value of these properties are lower than their carrying amounts and thus, the Company has taken a provision for the differences. The total provision taken on these three properties amounts to $156,832. There was no comparable provision in the year ended December 31, 1997.

The 1998 gain on sale of real estate results primarily from the sale on October 30, 1998 of a property located in the State of Washington. The Company realized a gain of $1,102,142.

On August 5, 1997, the property owned by a limited liability company in which the Company was a majority member was sold and a gain of $599,251 was realized on the sale. The Company's share of the gain is $383,915 (after deducting the minority interest share of the gain of $215,336).

Comparison of Years Ended December 31, 1997 and 1996
----------------------------------------------------

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



Item 7a.     Qualitative and Quantitative Disclosures About Market Risk
             ----------------------------------------------------------

             The Company has considered the effects of derivatives and exposures to market risk relating to interest rate, foreign currency exchange rate, commodity price and equity price risk. The Company has assessed the market risk for its variable rate debt and mortgages receivables and believes that a 1% change in interest rates would not have a material effect on income before taxes.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

         The financial statements and supplementary data listed in Items 14(a)(1) and 14(a)(2) hereof are included herein.


Item 9.  Changes in and Disagreements with Accountants on
         ------------------------------------------------
         Accounting and Financial Disclosure
         -----------------------------------
         None

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

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

         (a) Documents filed as part of this Report:

         1. The following financial statements of the Company are included in this Report on Form 10-K:

                                                      Page

            -  Report of Independent Auditors          F-1

            -  Statements:

               Consolidated Balance Sheets             F-2
               Consolidated Statements of Income       F-3
               Consolidated Statements of
                Stockholders' Equity                   F-4
               Consolidated Statements
                of Cash Flows                          F-5
               Notes to Consolidated
                Financial Statements              F-6-F-17

      2.    Financial Statement Schedules:

            -  Schedule III-Real Estate
                and Accumulated Depreciation      F-18-F-19


         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

 3.  Exhibits
     --------
 3.1     Articles of Incorporation, as amended, of the Company, filed as Exhibit
         3.1 to the Company's Form 10-Q for the quarter ended September 30,1985, which Exhibit is incorporated herein by reference.

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

                                 ONE LIBERTY PROPERTIES, INC.


Dated:  March  25, 1999           By:s/Matthew Gould
                                 Matthew Gould, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

Signature                     Title                     Date


s/Fredric H. Gould
Fredric H. Gould           Chairman of the         March 25, 1999
                           Board of Directors


s/Matthew Gould
Matthew Gould              President and
                           Chief Executive
                           Officer                 March 25, 1999

s/Marshall Rose
Marshall Rose              Director                March 25, 1999


s/Joseph A. Amato
Joseph A. Amato            Director                March 25, 1999


S/Charles Biederman
Charles Biederman          Director                March 25, 1999


s/Arthur Hurand
Arthur Hurand              Director                March 25, 1999


s/David W. Kalish
David W. Kalish            Vice President
                           and Chief Financial
                           Officer                 March 25, 1999

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

OLP Texas, Inc.                                      Texas

OLP-TSA Georgia, Inc.                                Georgia

OLP Dixie Drive Houston, Inc.                        Texas

OLP Greenwood Village,
         Colorado, Inc.                              Colorado

OLP Ft. Myers, Inc.                                  Florida

OLP Rabro Drive Corp.                                New York

OLP Chattanooga, Inc.                                Tennessee

OLP Columbus, Inc.                                   Ohio

OLP Mesquite, Inc.                                   Texas

OLP South Highway Houston, Inc.                      Texas

OLP Selden, Inc.                                     New York

OLP Palm Beach Inc.                                  Florida
























                          ONE LIBERTY PROPERTIES, INC.
                                and SUBSIDIARIES

                        Consolidated Financial Statements

                                December 31, 1998

                           REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Stockholders of One Liberty Properties, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of One Liberty Properties, Inc. and Subsidiaries (the "Company") as of December 31, 1998 and
1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of One Liberty Properties, Inc. and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


New York, New York
February 28, 1999
                                                  s/ Ernst & Young, LLP




                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES


                           Consolidated Balance Sheets


                                     ASSETS

                                                                                                      December 31,
                                                                                                      ------------
                                                                                              1998                    1997
                                                                                              ----                    ----

Real estate investments, at cost (Notes 3, 4, and 6)
     Land                                                                                $ 14,466,202            $ 12,210,147
     Buildings                                                                             49,083,387              38,641,419
                                                                                           ----------              ----------
                                                                                           63,549,589              50,851,566
         Less accumulated depreciation                                                      3,718,653               2,534,582
                                                                                           ----------              ----------
                                                                                           59,830,936              48,316,984
Mortgages receivable - less unamortized discount in 1997 -
     (substantially all from related party in 1997) (Notes 5 and 6)                           228,383               5,943,450
Cash and cash equivalents                                                                  19,089,625               1,606,364
Unbilled rent receivable                                                                    1,165,244                 665,052
Rent, interest, deposits and other receivables                                                707,959                 300,584
Investment in BRT Realty Trust - (related party) (Note 2)                                     184,044                 240,384
Deferred financing costs                                                                      661,185                 510,123
Other (including available-for-sale securities of $729,661) (Note 2)                          810,524                  64,614
                                                                                       --------------         ---------------
                                                                                         $ 82,677,900            $ 57,647,555
                                                                                         ============            ============


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Mortgages payable  (Note 6)                                                     $     29,422,491       $      20,545,247
     Note payable - bank  (Note 6)                                                                  -               4,605,029

     Accrued expenses and other liabilities                                                   332,211                 394,459
     Dividends payable                                                                      1,205,571                 791,945
                                                                                          -----------              ----------
                                                                                           30,960,273              26,336,680
                                                                                           ----------             -----------
Commitments and contingencies (Notes 3 and 7)                                                       -                       -

Minority interest in subsidiary (Note 3)                                                       (2,377)                      -
                                                                                          -----------             -----------

Redeemable Convertible Preferred Stock,
     $1 par value; $1.60 cumulative annual dividend;
         2,300,000 shares authorized; 806,376 and 808,776
         shares issued; liquidation and redemption
         values of $16.50 (Note 7)                                                         13,225,418              13,106,970
                                                                                           ----------              ----------

Stockholders' equity (Notes 6,9,10 and 11):
     Common Stock, $1 par value; 25,000,000 shares authorized;
         2,940,201 and 1,561,450 shares issued and outstanding                              2,940,201               1,561,450
     Paid-in capital                                                                       30,965,164              14,419,609
     Accumulated other comprehensive income -
         net unrealized gain on available-for-sale securities (Note 2)                         99,512                 146,706
     Accumulated undistributed net income                                                   4,489,709               2,076,140
                                                                                           ----------              ----------
                                                                                           38,494,586              18,203,905
                                                                                           ----------              ----------
                                                                                         $ 82,677,900            $ 57,647,555
                                                                                         ============            ============



                          See accompanying notes.





                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                                                                                                Year Ended December 31,
                                                                                                -----------------------
                                                                                   1998              1997              1996
                                                                                   ----              ----              ----

Revenues:
     Rental income (Note 3)                                                    $ 7,086,438      $ 5,341,491     $   4,178,288
     Interest from related parties (Note 5)                                      2,660,314          832,579         1,132,150
     Interest and other income                                                     385,942          110,739           201,118
                                                                               -----------       ----------        ----------
                                                                                10,132,694        6,284,809         5,511,556
                                                                                ----------        ---------         ---------
Expenses:
     Depreciation and amortization                                               1,377,875        1,023,345           712,591
     Interest - mortgages payable                                                2,074,760        1,517,126           891,953
     Interest - bank                                                               257,913          210,305           110,185
     Leasehold rent                                                                288,833          288,833           288,833
General and administrative (Note 8)                                                678,539          629,420           663,201
 Provision for valuation adjustment of real estate
        (Note 4)                                                                   156,832                -           659,000
                                                                                ----------   --------------         ---------

                                                                                 4,834,752        3,669,029         3,325,763
                                                                                 ---------        ---------         ---------

Income before gain on sale of real estate
    and minority interest                                                        5,297,942        2,615,780         2,185,793
Gain on sale of real estate including minority
    interest share of $215,336 in 1997 (Note 3)                                  1,132,479          599,251                  -
                                                                                 ---------       ----------     ---------------

Income before minority interest                                                  6,430,421        3,215,031         2,185,793

Minority interest                                                                  (12,023)        (230,839)         (11,841)
                                                                               ------------      -----------     ------------


Net income                                                                     $ 6,418,398      $ 2,984,192      $ 2,173,952
                                                                               ===========      ===========      ===========
Calculation of net income applicable to common stockholders:
     Net income                                                                $ 6,418,398      $ 2,984,192      $ 2,173,952
     Less dividends and accretion on preferred stock                             1,452,102        1,450,220        1,448,359
                                                                                 ---------        ---------        ---------
Net income applicable to common stockholders                                   $ 4,966,296      $ 1,533,972      $   725,593
                                                                               ===========      ===========      ===========

Weighted average number of common shares outstanding:
         Basic                                                                   2,297,268        1,522,967        1,447,413
                                                                                 =========        =========        =========
         Diluted                                                                 2,297,978        1,529,203        1,459,198
                                                                                 =========        =========        =========

Net income per common share (Notes 2 and 11):
         Basic                                                                 $      2.16       $     1.01       $      .50
                                                                               ===========       ==========       ==========
         Diluted                                                               $      2.16       $     1.00       $      .50
                                                                               ===========       ==========       ==========

Cash distributions per share:
     Common Stock                                                              $      1.20       $     1.20       $     1.20
                                                                               ===========       ==========       ==========

     Preferred Stock                                                           $      1.60       $     1.60       $     1.60
                                                                               ===========       ==========       ==========



                                   See accompanying notes.



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                   For the three years ended December 31, 1998

                                                                                 Accumulated
                                                                                    Other        Accumulated
                                                  Common          Paid-in       Comprehensive   Undistributed
                                                  Stock           Capital           Income        Net Income       Total
                                                  -----           -------           ------        ----------       -----



Balances, December 31, 1995                   $  1,416,119      $13,218,757     $   (6,758)      $ 3,083,386    $17,711,504

Distributions - Common Stock
   ($1.20 per share)                                     -                -              -        (1,742,507)    (1,742,507)
Distributions - Preferred Stock
   ($1.60 per share)                                     -                -              -        (1,294,042)    (1,294,042)
Accretion on Preferred Stock                             -         (154,317)             -                 -       (154,317)
Exercise of options                                 23,500          190,937              -                 -        214,437
Shares issued through dividend
   reinvestment plan                                34,023          395,360              -                 -        429,383
     Net income                                          -                -              -         2,173,952      2,173,952
       Other comprehensive income -
       net unrealized gain on available-
       for-sale securities (Note 2)                      -                -        104,431                 -        104,431
                                                                                                                  ---------
Comprehensive income                                     -                -              -                 -      2,278,383
                                            -------------- ----------------  --------------    --------------     ---------

Balances, December 31, 1996                      1,473,642       13,650,737         97,673          2,220,789    17,442,841

Distributions - Common Stock
   ($1.20 per share)                                     -                -              -         (1,834,799)   (1,834,799)
Distributions - Preferred Stock
   ($1.60 per share)                                     -                -              -         (1,294,042)   (1,294,042)
Accretion on Preferred Stock                             -         (156,178)             -                  -      (156,178)
Exercise of options                                 29,000          235,625              -                 -        264,625
Shares issued through dividend
   reinvestment plan                                58,808          689,425              -                 -        748,233
     Net income                                          -                -              -         2,984,192      2,984,192
       Other comprehensive income -
       net unrealized gain on available-
       for-sale securities (Note 2)                      -                -         49,033                 -         49,033
                                                                                                                  ---------
Comprehensive income                                     -                -              -                 -      3,033,225
                                           --------------- ---------------- --------------   ---------------      ---------
3,033,225

Balances, December 31, 1997                      1,561,450       14,419,609        146,706         2,076,140     18,203,905

Distributions - Common Stock
   ($1.20 per share)                                     -                -              -        (2,710,787)    (2,710,787)
Distributions - Preferred Stock
   ($1.60 per share)                                     -                -              -        (1,294,042)    (1,294,042)
Accretion on Preferred Stock                             -         (158,061)             -                 -       (158,061)
Shares issued through rights offering            1,331,733       16,139,254              -                 -     17,470,987
Shares issued through dividend
   reinvestment plan                                47,018          564,362              -                 -        611,380
     Net income                                          -                -              -         6,418,398      6,418,398
       Other comprehensive income -
       net unrealized loss on available-
       for-sale securities (Note 2)                      -                -        (47,194)                -        (47,194)
                                                                                                                -----------
Comprehensive income                                     -                -              -                 -      6,371,204
                                               -----------      -----------    -----------       -----------    -----------

Balances, December 31, 1998                    $ 2,940,201      $30,965,164    $    99,512       $ 4,489,709    $38,494,586
                                               ===========      ===========    ===========       ===========    ===========


                             See accompanying notes.


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                            Year Ended December 31,
                                                                                            -----------------------
                                                                              1998               1997               1996
                                                                              ----               ----               ----

Cash flows from operating activities:
     Net income                                                            $ 6,418,398       $ 2,984,192       $ 2,173,952
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Gain on sale of real estate                                         (1,132,479)         (599,251)                -
        Increase in rental income from straight-lining of rent                (500,192)         (360,224)         (218,061)
        Provision for valuation adjustment                                     156,832                 -           659,000
        Depreciation and amortization                                        1,377,875         1,023,345           712,591
        Minority interest in earnings of subsidiary                             12,023           230,839            11,841
        Changes in assets and liabilities:
        (Increase) decrease in rent, interest, deposits and
           other receivables                                                  (460,796)         (221,508)          611,739
        Increase (decrease) in accrued expenses
           and other liabilities                                               (62,248)          (80,650)          281,342
                                                                           -----------        -----------        ----------
              Net cash provided by operating activities                      5,809,413         2,976,743         4,232,404
                                                                            ---------          ---------          ---------
Cash flows from investing activities:
     Additions to real estate                                              (13,171,879)      (10,058,389)      (19,940,571)
     Net proceeds from sale of real estate                                   1,419,166         4,347,429                 -
     Net proceeds from sale of available-for-sale securities                   282,207                 -                 -
     Collection of mortgages receivable - (including
         $5,653,413, $79,032 and $961,789 from related
         parties in 1998, 1997 and 1996)                                     5,715,067           105,583           987,108
     Purchase of available-for-sale securities                                (935,213)                -                 -
     Collection of senior secured note receivable - BRT Realty
         Trust - related party                                                       -                 -           528,575
     Sale of U.S.Government obligations and securities, net                          -                 -         1,310,553
     Investment by minority interest in subsidiary                                   -                 -           167,980
     Payments to minority interest by subsidiary                               (14,400)         (396,333)          (38,099)
     Other                                                                           -            42,249            (2,248)

                                                                            -----------        ----------      ------------
              Net cash used in investing activities                        (6,705,052)        (5,959,461)      (16,986,702)
                                                                            -----------        ----------      ------------

Cash flows from financing activities:
     (Repayments) proceeds from bank borrowings                            (4,605,029)           705,029         3,900,000
     Proceeds from mortgages payable                                        9,236,178          5,925,000        10,375,000
     Payment of financing costs                                              (344,866)          (203,212)         (392,826)
     Repayment of mortgages payable                                          (358,934)        (2,226,674)         (118,233)
     Exercise of stock options                                                      -            264,625           214,437
     Cash distributions - Common Stock                                     (2,297,161)        (1,808,457)       (1,725,250)
     Cash distributions - Preferred Stock                                  (1,294,042)        (1,294,042)       (1,294,042)
     Proceeds from issuance of shares through rights offering              17,470,987                  -                 -
     Repurchase of preferred stock, which was cancelled                       (39,613)                 -                 -
     Issuance of shares through dividend reinvestment plan                    611,380            748,233           429,383
                                                                              -------            -------          --------


            Net cash provided by financing activities                      18,378,900          2,110,502        11,388,469
                                                                           ----------          ---------        ----------
Net increase (decrease) in cash and cash equivalents                       17,483,261           (872,216)       (1,365,829)
Cash and cash equivalents at beginning of year                              1,606,364          2,478,580         3,844,409
                                                                            ---------          ---------         ---------
Cash and cash equivalents at end of year                                  $19,089,625        $ 1,606,364       $ 2,478,580
                                                                          ===========        ===========       ===========
Supplemental disclosures of cash flow information:

     Cash paid during the year for interest expense                        $2,438,445         $1,727,603        $  914,506
     Cash paid during the year for income taxes                                20,499             17,058            58,437

                       See accompanying notes.



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                December 31, 1998

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

              Distributions made during 1998 and 1997 included approximately 74% and 3%, respectively, attributable to capital gains, with the balance to ordinary income.

              Investments in Debt and Equity Securities

              In accordance with Statement of Financial Accounting Standards #115, Accounting for Certain Investments in Debt and Equity Securities, the Company accounts for its investment in common shares of BRT Realty Trust ("BRT"), a related party of the
              Company, and other equity securities at fair value as "available-for-sale" securities.

              The Company's investment in 30,048 common shares of BRT (accounting for less than 1% of the total voting power of BRT), purchased at a cost of $97,656 has a fair market value at December 31, 1998 of $184,044 resulting in an unrealized holding gain of $86,388. In addition, the Company has invested $716,537 in equity securities which have a fair market value of $729,661 at December 31, 1998. The aggregate net unrealized holding gain of $13,124 is excluded from earnings and reported as a separate component of stockholders' equity.

              Realized gains and losses are determined using the average cost method. The Company sold securities classified as available-for-sale during 1998. Sales proceeds and gross realized gains on these securities amounted to $282,207 and $30,337, respectively.

              Fair Value of Financial Instruments

              The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

              Mortgages receivable: At December 31, 1998 the Company had one mortgage loan outstanding with a balance of $228,383 carrying an interest rate which approximates market and thus the outstanding balance approximates its fair value. The mortgage receivable balance at December 31, 1997 includes a mortgage loan that was purchased by the Company at a discount, which was being amortized by the Company over the life of the mortgage. The Company had estimated the fair value of the loan to approximate its face amount of $7,974,030 at December 31, 1997. The loan was carried on the balance sheet at $5,653,412, the difference representing the remaining unamortized discount of $2,320,618. The mortgage was paid off in full in September, 1998.

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

              Redeemable convertible preferred stock: Based on the December 31, 1998 quoted market price per share of $16.8125, the fair value of the Company's redeemable convertible preferred stock is $13,557,197.

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

              For the years  ended  December  31,  1998,  1997 and  1996,  basic earnings per share was determined by dividing net income applicable to common stockholders for the year by the weighted average number of shares of Common Stock outstanding during each year.

              Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company. For the years ended December 31, 1998, 1997 and 1996 diluted earnings per share was determined by dividing net income applicable to common stockholders for the year by the total of the weighted average number of shares of Common Stock outstanding plus the dilutive effect of the Company's outstanding options (710, 6,236 and 11,785 shares for the years ended 1998, 1997 and 1996, respectively) using the treasury stock method. The Preferred Stock was not considered for the purpose of computing diluted earnings per share because their assumed conversion is antidilutive.

              In addition, options to purchase 80,500 shares of Common Stock at $14.50 and $13.50 per share (which were granted during March 1998 and 1997) were not included in the computation of diluted earnings per share because the exercise price of these options is greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

              Comprehensive Income

              In June 1997, the Financial Accounting Standard Board issued Statement No. 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. Statement No. 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted Statement No. 130 as of January 1, 1998. At December 31, 1998, accumulated other comprehensive income, which is solely comprised of the net unrealized gain on available-for-sale securities was $99,512.

              Segment Reporting

              In June, 1997 the Financial Accounting Standards Board issued Statement No. 131, Disclosure About Segments of an Enterprise and Related Information, which is effective for financial statements issued for periods beginning after December 15, 1997. Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted Statement No. 131 as of January 1, 1998. As the Company operates predominantly in one industry segment, management believes it is in compliance with the standards established by Statement No. 131.

NOTE 3 - REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS

              The rental properties owned at December 31, 1998 are leased under noncancellable operating leases to corporate tenants with current expirations ranging from 1999 to 2038, with certain tenant renewal rights. The majority of lease agreements are net lease arrangements which require the tenant to pay not only rent but all the expenses of the leased property including maintenance, taxes, utilities and insurance. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.

              The minimum future rentals to be received over the next five years on the operating leases in effect at December 31, 1998 are as follows:

                Year Ending
                December 31,
                ------------
                  1999                              $7,210,088
                  2000                               7,198,177
                  2001                               7,232,744
                  2002                               6,953,193
                  2003                               6,359,953



              Included in the minimum future rentals are rentals from a property owned in fee by an unrelated third party. The Company pays annual fixed leasehold rent of $288,833 through April 2010 and has a right to extend the lease for up to three 15 year and one 14 year renewal options.

              At December 31, 1998, the Company has recorded an unbilled rent receivable aggregating $1,165,244, representing rent reported on a straight-line basis in excess of rental payments required under the initial term of the respective leases. This amount is to be billed and received pursuant to the lease terms over the next nineteen years. The minimum future rentals presented above include amounts applicable to the repayment of these unbilled rent receivables.

              For the year ended December 31, 1998, the following assets generated revenues for the Company in amounts exceeding 10% of the Company's total revenues:

                                           For the Year Ended December 31, 1998
                                           ------------------------------------


              Description                                  Revenue         % of Total Revenues
              -----------                                  -------         -------------------

              Mortgage receivable - related party  (a)   $ 2,660,314              26.25%

              Total Petroleum properties (b)               1,092,604              10.78%


           (a)     See note 5 - Mortgages Receivable (i) for other information.

           (b) Total Petroleum, an operator of combination gas station and retail convenience stores, is a tenant in thirteen of the Company's properties, all located in the State of Michigan.

               In connection with the Total Petroleum lease agreement in 1991, the Company deposited $2,000,000 with an independent escrow agent, which represented the estimated maximum amount to remediate environmental problems discovered at certain locations. The agreement limits the maximum payment to approximately
               $350,000 per location. At December 31, 1998, there are two locations which require additional remediation efforts. These two locations have a total of approximately $20,000 remaining to be expended towards the $350,000 maximum. Accordingly, the approximate $793,000 still held by the escrow agent is adequate to cover the additional environmental costs and a significant portion is expected to be returned to the Company.

               Sale of Real Estate

               On October 30, 1998, the Company sold a property located in the State of Washington for a sales price of $1,500,000 and recognized a gain of approximately $1,100,000. In addition, a second mortgage receivable the Company held on the property was paid off as part of the sale. The outstanding balance of this mortgage receivable was approximately $36,000 at the time of the sale.

               On August 5, 1997, the property owned by a limited liability company in which the Company was a majority member was sold. A gain of approximately $599,000 was realized on the sale. The Company's share of the gain was approximately $384,000 after deducting the minority interest portion.


NOTE 4 - PROVISION FOR VALUATION ADJUSTMENT

              At December 1998, the Company owns a portfolio of nine retail properties which had been leased to a retail chain of stores.

              During 1996 the Company recorded a provision for valuation adjustment on two of these properties which were under contract of sale based on the sales prices. (In 1997, both properties were sold). In addition, during 1996, the Company had determined that the estimated fair value of three vacant properties (one is still vacant at December 31, 1998) was lower than their carrying amounts and thus, the Company had taken a provision for the differences. The total provision taken on these five properties during the year ended December 31, 1996 amounted to $659,000.

              During the year ended December 31, 1998, the Company again determined that the estimated fair value of three of these retail properties was lower than their carrying amounts and thus, the Company took additional provisions. The provision taken on these three properties during the year ended December 31, 1998 amounted to $156,832. The provisions taken in 1998 and in 1996 have been presented as a reduction to real estate investments on the balance sheet.

   NOTE 5 -   MORTGAGES RECEIVABLE AND PRINCIPAL RELATED PARTY TRANSACTION

              Mortgages receivable at December 31, 1998 and 1997 consist of the following:

                                                   1998                1997
                                                   ----                ----
              Affiliate
              ---------
               Entity substantially owned by
               Gould Investors L.P. (net of
               unamortized discount of
               $2,320,618) (i)                   $        -          $ 5,653,412

              Non-affiliate
              -------------
               Other                                228,383              290,038
                                                    -------              -------
                                                 $  228,383          $ 5,943,450
                                                 ==========          ===========


              (i) On July 30, 1993, as a result of a public auction, the Federal Deposit Insurance Corporation sold to an entity related to the Company, for a consideration of $19,000,300, a $23,000,000 first mortgage, providing for an interest rate of 8% per annum, secured by a single tenant office building located in Manhattan, New York. The office building which secures this mortgage is owned by a partnership in which Gould Investors L.P. ("Gould") is General Partner and in which Gould owns substantially all of the partnership interests. Simultaneously with the purchase, $13,181,000 was advanced by an unrelated party, $6,080,000 (which includes closing costs) was advanced by the Company, and the mortgage was severed into a first mortgage of $13,181,000 paying interest at 9 1/2% per annum held by the unrelated party and a subordinate wrap mortgage of $9,819,000 held by the Company. Both the first mortgage and the wrap mortgage were to mature in 2005.

              On September 16, 1998, the Company received a payoff in full of this mortgage in the amount of $7,582,163. The original discount of $3,738,400 was being amortized by the Company over the life of the mortgage and at September 16, 1998, the unamortized balance of the discount (which the Company realized as interest income) was $2,080,918. Interest income, including amortization of the discount of $2,320,618, $334,200 and $327,600 amounted to
              $2,660,314,  $832,579 and $848,200 for the years ended 1998,  1997 and 1996, respectively.

              At December 31, 1998 and 1997 Gould owned 958,705 and 384,462 shares of the common stock of the Company or 32.6% and 24.6% of the equity interest and 28.7% and 19.6% of the voting rights, respectively.

NOTE 6 -  DEBT OBLIGATIONS

              Mortgages Payable

              At December 31, 1998 there are twelve outstanding mortgages payable, all of which are secured by individual real estate investments with an aggregate carrying value of $45,430,514 before accumulated depreciation. The mortgages bear interest at rates ranging from 6.9% to 9.1%, and mature between 2000 and 2017.

              Scheduled principal repayments during the next five years and thereafter are as follows:

              Year Ending
              December 31,
              ------------
                 1999                                 $   410,795
                 2000                                   1,353,590
                 2001                                     483,351
                 2002                                   1,809,043
                 2003                                   9,177,799
                 2004 and thereafter                   16,187,913
                                                       ----------
                                 Total               $ 29,422,491
                                                     ============

Note Payable - Bank

              On March 1, 1996 the Company entered into a $5 million revolving credit agreement ("Credit Agreement") with Bank Leumi Trust Company of New York ("Bank Leumi"). Under the terms of the Credit Agreement the Company can add additional lenders to provide a maximum total facility of $15,000,000. In June 1997, the Company closed on a $4,000,000 participation interest with Commercial Bank of New York (formerly First Bank of the Americas), increasing the total facility to $9,000,000. Borrowings under the Credit Agreement are being used to provide the Company with funds, when needed, to acquire additional properties. The Credit Agreement matured February 28, 1999. The Company paid interest under the Credit Agreement at the rate of prime plus 1/2% on funds borrowed on an interest only basis, plus a 1/4% servicing fee on the outstanding balance to Bank Leumi. Net proceeds of certain events (e.g. sale of property, financing of properties) must be applied to reduce the loan.

              As collateral for any advances taken by the Company under the Credit Agreement, the Company had pledged the stock of each of its subsidiaries and certain mortgages receivable. In addition, the Company's subsidiaries had guaranteed all loans under the Credit Agreement. The Credit Agreement contained certain affirmative and negative covenants as well as specified guarantees.

              At December 31, 1998, there was no outstanding balance under the Credit Agreement.


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

NOTE 8  - OTHER RELATED PARTY TRANSACTIONS

              Gould charged the Company $202,088, $179,260 and $175,969 during the years ended December 31, 1998, 1997 and 1996, respectively, for allocated general and administrative expenses and payroll based on time incurred by various employees.

              A company controlled by the Chairman of the Board of Directors and certain officers of the Company was paid a brokerage fee of $45,000 relating to the sale of real estate during the year ended December 31, 1998. See Note 3.

              See Note 5 for other related party transaction information.

NOTE 9 -  STOCK OPTIONS

              On November 17, 1989, the directors of the Company adopted the 1989 Stock Option Plan. Stock options under the 1989 Stock Option Plan are granted at per share amounts at least equal to their fair market value at the date of grant. A maximum of 225,000 common shares were reserved for issuance under the 1989 Stock Option Plan, of which 14,500 are available for grant at December 31, 1998.

              On March 23, 1998, the Directors of the Company granted, under the 1989 Stock Option Plan, options to purchase a total of 40,000 shares of common stock at $14.50 per share to a number of the Company's officers and employees. The options are cumulatively exercisable at a rate of 25% per annum, commencing after six months, and expire five years after the date of grant. At December 31, 1998 options to purchase 10,000 shares are exercisable, none of which have been exercised.

              On March 21, 1997, the Directors of the Company granted, under the 1989 Stock Option Plan, options to purchase a total of 40,500 shares of common stock at $13.50 per share to a number of the Company's officers and employees. The options are cumulatively exercisable at a rate of 25% per annum, commencing after six months, and expire five years after the date of grant. At December 31, 1998 options to purchase 20,250 shares are exercisable, none of which have been exercised.

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

NOTE 9 -  STOCK OPTIONS (Continued)

              Pro forma information regarding net income and earnings per share is required by FASB No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997, respectively: risk free interest rate of 5.64% and 6.49%, dividend yield of 8.95% and 8.50%, volatility factor of the expected market price of the Company's Common Stock based on historical results of .123 and .117; and an expected life of 5 and 4 years.

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

              Changes  in  the  number  of  common   shares   under  all  option
              arrangements are summarized as follows:

                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                      1998               1997            1996
                                                                      ----               ----            ----

              Outstanding at beginning of period                     40,500             29,000          57,500
              Granted                                                40,000             40,500               -
              Option prices                                       $13.50-$14.50      $13.50-$9.125           -
              Exercisable at end of period                           30,250             10,125          29,000
              Exercised                                                   -             29,000          23,500
              Expired                                                     -                  -           5,000
              Outstanding at end of period                           80,500             40,500          29,000
              Option price per share outstanding                  $13.50-$14.50         $13.50          $9.125

              As of December 31, 1998 the outstanding options had a weighted average remaining contractual life of approximately 3.72 years and a weighted average exercise price of $14.00.

   NOTE 10 - DISTRIBUTION REINVESTMENT PLAN

              In May, 1996, the Company implemented a Distribution Reinvestment Plan (the "Plan"). The Plan provides owners of record of 100 shares or more of its common and/or preferred stock the opportunity to reinvest cash distributions in newly-issued common stock of the Company at a five percent discount from the market price. No open market purchases are made under the Plan. During the years ended December 31, 1998 and 1997, the Company issued 47,018 and 58,808 common shares, respectively, under the Plan.

NOTE 11 - RIGHTS OFFERING

              On June 22,  1998,  the Company  sold  1,331,733  shares of Common
              Stock at $13.25 per share in a rights offering to its stockholders. Pursuant to a Registration Statement filed with the Securities and Exchange Commission on February 10, 1998 and declared effective on March 31, 1998 the Company issued to each common and preferred stockholder of record as of March 24, 1998, one nontransferable right for each common and/or preferred share owned of record entitling the holder to purchase one share of Common Stock for a price of $13.25 per share. In addition, each common and preferred stockholder was afforded the opportunity to over-subscribe to the extent of two additional shares, however, in order for the over-subscription privilege to come into effect a stockholder must have fully exercised the basic subscription privilege. The offer expired on June 15, 1998.

NOTE 12 - SUBSEQUENT EVENTS

              During  February  1999, the Company  acquired two additional  real properties. Both properties were acquired for a total cash consideration of approximately $5,390,000. The basic term of the net leases expire in 2007 and 2013, respectively and provide the tenants with lease renewal options through 2017 and 2033, respectively.

   NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED):


                                                                 Quarter Ended
                                                                 -------------
                                                                                            Total
                                        March 31    June 30   September 30   December 31   For Year
                                        --------    -------   ------------   -----------   --------
                                                       (In thousands, except per share data)
1998
----

Revenues                                 $1,745     $1,982      $4,277(b)      $2,129       $10,133

Net income (a)                              686        727       2,947(b)       2,058         6,418

Net income applicable to
  common stockholders                       324        364       2,583(b)       1,695         4,966

Net income per common share:
   Basic                                    .21        .21         .88            .58         2.16(c)
   Diluted                                  .21        .21         .82            .57         2.16(c)

 (a) Net income reflects a provision for valuation adjustment of real estate amounting to $156,832 for the quarter ending September 30, 1998.

 (b) Includes $2,080,918, (or $.71 and $.58 per common share, basic and diluted, respectively) from the early payoff in September 1998 of a mortgage receivable acquired by the Company at a discount, representing the unamortized balance of the discount. See Note 5.

 (c) Calculated on weighted average shares outstanding for the year.


                                                                Quarter Ended
                                                                -------------
                                                                                               Total
                                          March 31    June 30    September 30   December 31   For Year
                                          --------    -------    ------------   -----------   --------
                                                (In thousands, except per share data)
1997
----

Revenues                                  $1,566      $1,567       $1,493          $1,659      $6,285

Net income                                   639         641        1,005 (a)         699       2,984

Net income applicable to
  common stockholders                        277         279          642             336       1,534

Net income per common share (b):
      Basic                                  .19         .18          .42             .22        1.01(c)
     Diluted                                 .18         .18          .42             .22        1.00(c)

(a) Net income includes gain on sale of real estate of $599,251 and is after minority interest of $230,839 (substantially attributable to such gain).
     See Note 3.

(b) The earnings per share amounts for the quarter ended March 31, 1997 have been restated to comply with Statement of Financial Accounting Standards
     No. 128, Earnings Per Share.

(c) Calculated on weighted average shares outstanding for the year.





                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

         Schedule III - Consolidated Real Estate and Accumulated Depreciation

                                December 31, 1998


                               Initial Cost              Gross Amount at Which Carried At                             Life on Which
                               to Company                         December 31, 1998                                  Depreciation in
                                                                                                                      Latest Income
                                                                                                                      Statement Is
                                                                                       Accumulated   Date Of       Date    Computed
                Encumbrances   Land      Buildings    Land      Buildings      Total   Depreciation Construction  Acquired (Years)
                ------------   ----      ---------    ----     -----------   -------   ------------ ------------  -------- -------
Free Standing
Retail Locations:

Columbus, OH     $4,288,263  $1,445,232  $5,780,926  $1,445,232  $5,780,926  $7,226,158   $162,588  1996    November 19, 1997    40
Ft. Myers, FL     3,166,123   1,013,463   4,053,848   1,013,463   4,053,848   5,067,311    215,364  1996    November 7, 1996     40
Miscellaneous    12,512,176   9,103,254  28,005,804   8,937,657  27,714,569  36,652,226  2,399,154 Various  Various              40

Office Building:

New York, NY      4,487,647   1,343,792   5,375,166   1,343,792   5,375,166   6,718,958    106,103  1973    March 31, 1998       40
Miscellaneous             -     181,021     724,086     181,021     724,086     905,107      3,771  1978    October 2, 1998      40

Apartment Building:

New York, NY      4,968,282   1,109,836   4,439,346   1,109,836   4,439,346   5,549,182    733,166  1910    June 14, 1994       27.5

Land Under
Improvements:

Miscellaneous             -     435,201           -     435,201           -     435,201          -     -    January 19, 1995      -

Industrial:

Miami, FL                 -           -     995,446           -     995,446     995,446     98,507  1967    January 19, 1995     40
                ----------- ----------- ----------- ----------- ----------- ----------- ----------
                $29,422,491 $14,631,799 $49,374,622 $14,466,202 $49,083,387 $63,549,589 $3,718,653
                =========== =========== =========== =========== =========== =========== ==========


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                              Notes To Schedule III
              Consolidated Real Estate And Accumulated Depreciation

  (a) Reconciliation of "Real Estate and Accumulated Depreciation"

                                                                     Year Ended December 31,
                                                                    -----------------------
                                                   1998                    1997                    1996
                                                   ----                    ----                    ----
  Investment in real estate:

  Balance, beginning of year                    $50,851,566             $44,735,907             $25,454,336

  Addition: Land and buildings                   13,171,879              10,058,389              19,940,571

  Deductions:
      Cost of properties sold                      (317,024)             (3,942,730)                      -
      Valuation allowance (c)                      (156,832)                      -                (659,000)
                                                   ---------         --------------             -----------

  Balance, end of year                         $ 63,549,589            $ 50,851,566            $ 44,735,907
                                               ============            ============            ============


  Accumulated depreciation:

  Balance, beginning of year                   $  2,534,582            $  1,846,694            $  1,200,571

  Addition:  depreciation                         1,184,071                 893,123                 646,123

  Deduction: accumulated
    depreciation related to
    properties sold                                       -                (205,235)                      -
                                            ---------------                ---------          -------------

  Balance, end of year                         $  3,718,653            $  2,534,582            $  1,846,694
                                               ============            ============            ============


  (b) The aggregate cost of the properties is the same for federal income tax purposes.

  (c)    During the years ended  December  31, 1998 and 1996,  the Company  took provisions for valuation  adjustment of real estate  totaling  $156,832 and $659,000,  respectively.  See Note 4 to the consolidated  financial statements for other information.
