Form 10-Q
period 1999-03-31
ONE LIBERTY PROPERTIES INC
filed 1999-05-13
CIK 712770

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X]               Quarterly Report Pursuant to Section 13 or 15(d) of the
                                   Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

                                        OR

[  ]              Transition Report Pursuant to Section 13 or 15(d) of the
                               Securities Exchange Act of 1934

                               Commission File Number 0-11083

                                ONE LIBERTY PROPERTIES, INC.

                 (Exact name of registrant as specified in its charter)

                   MARYLAND                                 13-3147497
                 ------------------------------------------------------
                 (State or other jurisdiction of       (I.R.S. Employer
                  incorporation or organization)  Identification Number)

                 60 Cutter Mill Road, Great Neck, New York        11021
                 ------------------------------------------------------
                 (Address of principal executive offices)     (Zip Code)

           Registrant's telephone number, including area code: (516)  466-3100
                                                               ---------------
                  Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                  As of May 1, 1999, the Registrant had 2,956,146 shares of Common Stock and 800,626 shares of Redeemable Convertible Preferred Stock outstanding.

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

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                                    ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,    December 31,
                                                                                   1999          1998
                                                                                   ----          ----
                                                                                       (Unaudited)

Assets
   Real estate investments, at cost
   Land                                                                       $16,735,758       $14,466,202
   Buildings                                                                   58,086,611        49,083,387
                                                                               ----------        ----------
                                                                               74,822,369        63,549,589
           Less accumulated depreciation                                        4,056,098         3,718,653
                                                                                ---------       -----------
                                                                               70,766,271        59,830,936

   Mortgage receivable                                                            223,258           228,383
   Cash and cash equivalents                                                    8,541,701        19,089,625
   Unbilled rent receivable                                                     1,302,854         1,165,244
   Rent, interest, deposits and
        other receivables                                                         761,403           707,959
   Investment in BRT Realty Trust-(related party)                                 210,336           184,044
   Deferred financing costs                                                       629,505           661,185
   Other   (including available-for-sale securities of
         $1,067,167 and $729,661)                                               1,146,537           810,524
                                                                                ---------         ---------

           Total assets                                                       $83,581,865       $82,677,900
                                                                              ===========       ===========

Liabilities and Stockholders' Equity
   Liabilities:
        Mortgages payable                                                     $30,371,175       $29,422,491
        Accrued expenses and other liabilities                                    555,915           332,211
        Dividends payable                                                       1,206,592         1,205,571
                                                                                ---------         ---------

           Total liabilities                                                   32,133,682        30,960,273
                                                                               ----------        ----------

Commitments and contingencies                                                           -                 -

Minority interest in subsidiary                                                    (3,563)           (2,377)
                                                                                  -------           -------

Redeemable  convertible  preferred stock, $1 par value;
  $1.60 cumulative annual dividend; 2,300,000 shares
  authorized; 803,926 and 806,376 shares issued;
  liquidation and redemption values of $16.50                                  13,225,546        13,225,418
                                                                               ----------       -----------

   Stockholders' equity:
        Common stock, $1 par value;
        25,000,000 shares authorized;
        2,946,806 and 2,940,201
        shares issued and outstanding                                           2,946,806         2,940,201
        Paid-in capital                                                        30,999,541        30,965,164
        Accumulated other comprehensive income - net
           unrealized gain on available-for-sale securities                        45,761            99,512
        Accumulated undistributed net income                                    4,234,092         4,489,709
                                                                              -----------        ----------

           Total stockholders' equity                                          38,226,200        38,494,586
                                                                             ------------       -----------

           Total liabilities and stockholders' equity                         $83,581,865       $82,677,900
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



                                    ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME
                                                     (Unaudited)

                                                                             Three Months Ended
                                                                                   March 31,
                                                                             ------------------
                                                                          1999               1998
                                                                          ----               ----

Revenues:
   Rental income                                                       $2,040,176         $1,523,538
   Interest from related party                                                  -            205,620
   Interest and other income                                              158,405             15,798
                                                                       ----------           --------
                                                                        2,198,581          1,744,956
                                                                        ---------          ---------
Expenses:
   Depreciation and amortization                                          390,124            298,201
   Interest - mortgages payable                                           568,765            424,776
   Interest - bank                                                              -            110,611
   Leasehold rent                                                          72,208             72,208
   General and administrative                                             212,295            152,674
                                                                          -------            -------
                                                                        1,243,392          1,058,470
                                                                        ---------          ---------

Income before minority interest                                           955,189            686,486

Minority interest                                                          (4,214)                 -
                                                                          -------         ----------

Net income                                                             $  950,975         $  686,486
                                                                       ==========         ==========


Calculation of net income applicable to common stockholders:
Net income                                                             $  950,975         $  686,486
Less: dividends and accretion
   on preferred stock                                                     362,362            362,848
                                                                         --------          ---------

Net income applicable to
   common stockholders                                                 $  588,613         $  323,638
                                                                      ===========         ==========

Weighted average number of common shares outstanding:
     Basic                                                              2,946,512          1,574,296
     Diluted                                                            2,946,512          1,576,401

Net income per common share (Note 2):
     Basic                                                            $       .20         $      .21
                                                                      ===========         ==========
     Diluted                                                          $       .20         $      .21
                                                                      ===========         ==========

Cash distributions per share:
   Common Stock                                                       $       .30         $      .30
                                                                      ===========         ==========

   Preferred Stock                                                    $       .40         $      .40
                                                                      ===========         ==========

    See  accompanying  notes to  consolidated  financial statements.



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 For the three month period ended March 31, 1999
                      and the year ended December 31, 1998
                                   (Unaudited)

                                                                      Net Unrealized
                                                                      Gain (loss) on    Accumulated
                                          Common        Paid-in       Available-for-   Undistributed
                                          Stock         Capital      Sale Securities    Net Income           Total
                                          -----         -------      ---------------    ----------           -----

Balances, January 1, 1998              $1,561,450     $14,419,609          $146,706       $2,076,140      $18,203,905

Distributions -
   common stock                                 -               -                 -       (2,710,787)      (2,710,787)
Distributions -
   preferred stock                              -               -                 -       (1,294,042)      (1,294,042)
Accretion on
   preferred stock                              -        (158,061)                -                -         (158,061)
Shares issued through
   rights offering                      1,331,733      16,139,254                 -                -       17,470,987
Shares issued through
   dividend reinvestment
   plan                                    47,018         564,362                 -                -          611,380
     Net income                                 -               -                 -        6,418,398        6,418,398
     Other comprehensive income-
      net unrealized loss on available-
      for-sale securities                       -               -           (47,194)               -          (47,194)
                                                                                                              --------
Comprehensive income                            -               -                 -                -        6,371,204
                                    --------------  --------------     ------------     ------------        ---------

Balances, December 31, 1998             2,940,201      30,965,164            99,512        4,489,709       38,494,586

Distributions -
   common stock                                 -               -                 -         (884,042)        (884,042)
Distributions -
   preferred stock                              -               -                 -         (322,550)        (322,550)
Accretion on
   preferred stock                              -         (39,812)                -                -          (39,812)
Shares issued through
   dividend reinvestment
   plan                                     6,605          74,189                 -                -           80,794
     Net income                                 -               -                 -          950,975          950,975
     Other comprehensive income-
     net unrealized loss on available-
     for-sale securities                        -               -           (53,751)               -          (53,751)
                                                                                                              --------
Comprehensive income                            -               -                 -                -          897,224
                                    --------------    ------------    -------------      -----------          -------

Balances, March 31, 1999               $2,946,806     $30,999,541        $   45,761      $ 4,234,092      $38,226,200
                                    =============     ============      ===========      ===========      ===========


  See  accompanying   notes  to  consolidated financial statements.





                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                                   Three Months Ended
                                                                                                         March 31,
                                                                                                   ------------------
                                                                                               1999                  1998
                                                                                               ----                  ----

Cash flows from operating activities:
   Net income                                                                               $  950,975            $  686,486
   Adjustments to reconcile net income
     to net cash provided by operating activities:
   (Increase) in rental income from straight-lining of rent                                   (137,610)             (123,072)
   Depreciation and amortization                                                               390,124               298,201
   Minority interest                                                                             4,214                     -
   Changes in assets and liabilities:
   (Increase) in rent, interest,
     deposits and other receivables                                                            (51,951)               (3,278)
   Increase (decrease) in accrued expenses and other liabilities                               223,704              (103,463)
                                                                                               -------          -------------

           Net cash provided by operating activities                                         1,379,456               754,874
                                                                                             ---------         -------------

Cash flows from investing activities:
   Additions to real estate                                                                (11,272,780)           (6,712,622)
   Purchase of available-for-sale securities                                                  (662,011)                    -
   Sale of available-for-sale securities                                                       244,463                     -
   Collection of mortgages receivable -
     (including $70,193  from related party in 1998)                                             5,125                77,250
   Payments to minority interest by subsidiary                                                  (5,400)                    -
                                                                                                -------            ---------

           Net cash (used in) investing activities                                         (11,690,603)           (6,635,372)
                                                                                           ------------         -------------

Cash flows from financing activities:
   Proceeds from and assumption of mortgages payable                                         1,065,329             4,525,000
   Repayment of mortgages payable                                                             (116,645)              (79,327)
   Proceeds from bank borrowings, net of repayments                                                  -             2,380,000
   Payment of financing costs                                                                  (21,000)             (251,490)
   Cash distributions - common stock                                                          (883,021)             (468,435)
   Cash distributions - preferred stock                                                       (322,550)             (323,510)
   Issuance of shares through
     dividend reinvestment plan                                                                 80,794               182,004
    Repurchase of preferred stock, which was cancelled                                         (39,684)                    -
                                                                                               --------            ---------

           Net cash (used in) provided by financing activities                                (236,777)            5,964,242
                                                                                              ---------            ---------

           Net  (decrease) increase in cash
               and cash equivalents                                                        (10,547,924)               83,744

Cash and cash equivalents at beginning of period                                            19,089,625             1,606,364
                                                                                            ----------            ----------

Cash and cash equivalents at end of period                                                 $ 8,541,701           $ 1,690,108
                                                                                           ===========           ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest expense                                       $    569,769           $   578,643
   Cash paid during the period for income taxes                                                 15,800                 4,663


    See  accompanying   notes  to  consolidated financial statements.


                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results for the full year.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

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

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Note 2 - Earnings Per Common Share

For the three months ended March 31, 1999 and 1998 basic earnings per share was determined by dividing net income applicable to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during each period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company. For the three months ended March 31, 1999 and 1998 diluted earnings per share was determined by dividing net income applicable to common stockholders for the period by the total of the weighted average number of shares of Common Stock outstanding plus the dilutive effect of the Company's outstanding options (-0- and 2,105 for the three months ended 1999 and 1998, respectively) using the treasury stock method. The Preferred Stock was not considered for the purpose of computing diluted earnings per share because their assumed conversion is antidilutive.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 2 - Earnings Per Common Share (Continued)

Options to purchase 128,000 shares of Common Stock at $12.375, $14.50 and $13.50 per share (which were granted during March 1999, 1998 and 1997, respectively) were not included in the computation of diluted earnings per share because the exercise price of these options are equal to or greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 3 - Preferred and Common Stock Dividend Distributions

On March 2, 1999 the Board of Directors declared quarterly cash distributions of $.30 and $.40 per share on the Company's common and preferred stock, respectively, payable on April 1, 1999 to stockholders of record on March 18, 1999.

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity and Capital Resources

The Company's primary sources of liquidity are cash and cash equivalents ($8,541,701 at March 31, 1999), cash generated from operating activities, and funds obtainable from mortgages to be secured by real estate investments. In February 1999, a revolving credit facility entered into by the Company, which provided for a facility of $9,000,000, matured and was not renewed by the Company. The Company is currently engaged in negotiations for a new credit facility but there can be no assurance that a new facility will be obtained or if obtained that the amount of availability or the terms will be favorable.

The terms of the Preferred Stock of the Company affords each preferred holder the right to "put" the Preferred Stock to the Company at $16.50 per share for the period commencing July 1, 1999 and ending on September 28, 1999. The Company will fund any cash required in connection with the exercise of the put option from funds from operations, cash generated from mortgage financing and cash on hand; and if necessary, the Company will borrow funds on a secured or unsecured basis for such purpose. Although no commitments for financing has been obtained, management believes that such financing will be available on competitive terms; if required, including the likelihood that a new credit facility will be completed by that date.

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

In connection with the lease agreements with Total Petroleum, Inc. ("Total Petroleum") consummated in 1991, the Company agreed to expend certain funds to remediate environmental problems at certain locations net leased to Total Petroleum. It was agreed that the net cost to the Company would not exceed $350,000 per location, with any excess being the responsibility of Total Petroleum. At that time the Company deposited $2,000,000 with an independent escrow agent to insure compliance by the Company with its obligations with respect to the environmental clean up. At March 31, 1999, there are two locations which require additional remediation efforts. These two locations have a total of approximately $20,000 remaining to be expended towards the $350,000 maximum. Accordingly, the approximate $795,000 still held by the escrow agent is adequate to cover the additional environmental costs and a significant portion is expected to be returned to the Company.

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

Results of Operations

Three months ended March 31, 1999 and 1998

Rental income increased by $516,638 to $2,040,176 for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 resulting primarily from the acquisition of four properties in 1999 and four properties in 1998.

On September 6, 1998, the Company received a payoff in full of a related party mortgage receivable. Interest income from this mortgage amounted to $205,620 for the three months ended March 31, 1998.

Interest and other income increased by $142,607 to $158,405, due to an increase in cash and cash equivalents available for investment. Such investments were made using the net proceeds realized by the Company from the sale of common shares through a rights offering (which was consummated in June, 1998) and from the approximate $7,600,000 the Company received from the payoff of a mortgage receivable in September 1998.

A $91,923 increase in depreciation and amortization expense to $390,124 results primarily from depreciation on the eight properties acquired during 1999 and 1998.

The increase in interest-mortgages payable from $424,776 in the 1998 three month period to $568,765 in the 1999 three month period is due to mortgages placed on three of the properties acquired during 1998.

Interest-bank amounted to $110,611 for the three months ended March 31, 1998 resulting from borrowings under the Credit Agreement. Borrowings were made to facilitate property acquisitions.

General and administrative expenses increased by $59,621 to $212,295 for the three months ended March 31, 1999. These increases were due to a combination of factors, including a new employee, as the Company's level of activity increased.

Item 3. - Quantitative and Qualitative Disclosures About Market Risks

The Company has considered the effects of derivatives and exposures to market risk relating to interest rate, foreign currency exchange rate, commodity price and equity price risk. The Company has assessed the market risk for its variable rate debt and variable rate mortgage receivables and believes that a one-percent change in interest rates would not have a material effect on net income.



                     Part II - Other Information

Item 6. - Exhibits and Reports on Form 8-K

No Form 8-Ks were filed during the quarter ended March 31, 1999.

                               ONE LIBERTY PROPERTIES, INC


                                       SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           One Liberty Properties, Inc.
                                                     (Registrant)






May 13, 1999               /s/ Matthew Gould
------------               -----------------
 Date                          Matthew Gould
                               President





May 13, 1999               /s/ David W. Kalish
------------               -------------------
 Date                          David W. Kalish
                               Vice President and
                               Chief Financial Officer