Form 10-Q
period 1999-06-30
ONE LIBERTY PROPERTIES INC
filed 1999-08-12
CIK 712770

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC   20549

                                FORM 10-Q

[X]       Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1999

                                    OR

[  ]      Transition Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

                     Commission File Number 0-11083

                      ONE LIBERTY PROPERTIES, INC.

          (Exact name of registrant as specified in its charter)

           MARYLAND                                          13-3147497
          -------------------------------------------------------------
          (State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization)         Identification Number)

           60 Cutter Mill Road, Great Neck, New York             11021
           -----------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code: (516)466-3100
                                                         -------------
                Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                As of August 1, 1999, the Registrant had 2,956,110 shares of Common Stock and 798,726 shares of Redeemable Convertible Preferred Stock outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X           No

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                                    ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,       December 31,
                                                                                  1999              1998
                                                                                  ----              ----
                                                                                         (Unaudited)

Assets
   Real estate investments, at cost

   Land                                                                       $16,723,446       $14,466,202
   Buildings                                                                   58,037,361        49,083,387
                                                                               ----------        ----------
                                                                               74,760,807        63,549,589
           Less accumulated depreciation                                        4,431,200         3,718,653
                                                                                ---------         ---------
                                                                               70,329,607        59,830,936

   Mortgage receivable                                                            218,008           228,383
   Cash and cash equivalents                                                   12,038,620        19,089,625
   Unbilled rent receivable                                                     1,449,262         1,165,244
   Rent, interest, deposits and
        other receivables                                                         395,867           707,959
   Investment in BRT Realty Trust-(related party)                                 249,774           184,044
   Deferred financing costs                                                       782,406           661,185
   Other   (including available-for-sale securities of
         $519,954 and $729,661)                                                   602,703           810,524
                                                                                  -------           -------

           Total assets                                                       $86,066,247       $82,677,900
                                                                              ===========       ===========

Liabilities and Stockholders' Equity
   Liabilities:
        Mortgages payable                                                     $32,042,664       $29,422,491
        Accrued expenses and other liabilities                                    612,637           332,211
        Dividends payable                                                       1,207,094         1,205,571
                                                                                ---------         ---------

           Total liabilities                                                   33,862,395        30,960,273
                                                                               ----------        ----------

Commitments and contingencies                                                           -                 -

Minority interest in subsidiary                                                    (1,253)           (2,377)
                                                                                  -------           -------

Redeemable  convertible  preferred stock, $1 par value;  $1.60 cumulative annual dividend; 2,300,000 shares authorized; 800,626 and 806,376 shares issued;
     liquidation and redemption values of $16.50                               13,210,329        13,225,418
                                                                               ----------        ----------

   Stockholders' equity:
        Common stock, $1 par value;
         25,000,000 shares authorized;
         2,956,146 and 2,940,201
         shares issued and outstanding                                          2,956,146         2,940,201
        Paid-in capital                                                        31,061,448        30,965,164
        Accumulated other comprehensive income - net
           unrealized gain on available-for-sale securities                       152,118            99,512
        Accumulated undistributed net income                                    4,825,064         4,489,709
                                                                              -----------        ----------

           Total stockholders' equity                                          38,994,776        38,494,586
                                                                               ----------        ----------

           Total liabilities and stockholders' equity                         $86,066,247       $82,677,900
                                                                              ===========       ===========

     See accompanying notes to consolidated financial statements.



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                   Three Months Ended                  Six Months Ended
                                                                           June 30,                         June 30,
                                                                    -----------------------         ----------------------
                                                                  1999               1998               1999           1998
                                                                  ----               ----               ----           ----

Revenues:
   Rental income                                              $2,221,817        $ 1,744,317       $ 4,261,993     $ 3,267,855
   Interest from related parties                                       -            204,235                 -         409,855
   Interest and other income                                     949,854             33,043         1,108,259          48,841
                                                                 -------             ------         ---------          ------

                                                               3,171,671          1,981,595         5,370,252       3,726,551
                                                               ---------          ---------         ---------       ---------

Expenses:
   Depreciation and amortization                                 415,536            339,921           805,660         638,122
   Interest - mortgages payable                                  617,144            513,641         1,185,909         938,417
   Interest - bank                                                     -            147,302                 -         257,913
   Leasehold rent                                                 72,209             72,209           144,417         144,417
   General and administrative                                    264,607            177,641           476,902         330,315
                                                                 -------            -------           -------         -------

                                                               1,369,496          1,250,714         2,612,888       2,309,184
                                                                 -------            -------           -------         -------

Income before minority interest                                1,802,175            730,881         2,757,364       1,417,367

Minority interest                                                 (4,109)            (4,044)           (8,323)         (4,044)
                                                                 -------             ------           -------         -------
Net income                                                    $1,798,066         $  726,837        $2,749,041      $1,413,323
                                                              ==========         ==========        ==========      ==========

Calculation of net income applicable to common stockholders:
Net income                                                    $1,798,066        $   726,837        $2,749,041     $ 1,413,323
Less: dividends and accretion
   on preferred stock                                            359,360            362,966           721,722         725,814
                                                                 -------            -------           -------         -------

Net income applicable to
   common stockholders                                        $1,438,706        $   363,871        $2,027,319     $   687,509
                                                              ==========        ===========        ==========     ===========

Weighted average number of common shares outstanding:
     Basic                                                     2,956,146          1,719,027         2,951,356       1,647,061
                                                               =========          =========         =========       =========
     Diluted                                                   2,956,791          1,719,763         2,951,679       1,648,482
                                                               =========          =========         =========       =========

Net income per common share:
     Basic                                                 $         .49      $         .21     $         .69   $         .42
                                                           =============      =============     =============   =============
     Diluted                                               $         .49      $         .21     $         .69   $         .42
                                                           =============      =============     =============   =============

Cash distributions per share:

   Common Stock                                           $         .30       $         .30     $         .60   $         .60
                                                          =============       =============     =============   =============

   Preferred Stock                                        $         .40       $         .40     $         .80   $         .80
                                                          =============       =============     =============   =============

   See accompanying notes to consolidated financial statements.



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  For the six month period ended June 30, 1999
                      and the year ended December 31, 1998
                                   (Unaudited)

                                                                          Net Unrealized
                                                                          Gain (loss) on     Accumulated
                                               Common        Paid-in      Available-for-    Undistributed
                                                Stock        Capital      Sale Securities     Net Income      Total
                                                -----        -------      ---------------     ----------      -----


Balances, January 1, 1998                   $1,561,450      $14,419,609          $146,706     $2,076,140    $18,203,905

Distributions -
   common stock                                      -                -                 -     (2,710,787)    (2,710,787)
Distributions -
   preferred stock                                   -                -                 -     (1,294,042)    (1,294,042)
Accretion on
   preferred stock                                   -         (158,061)                -              -       (158,061)
Shares issued through
   rights offering                           1,331,733       16,139,254                 -              -     17,470,987
Shares issued through
   dividend reinvestment
   plan                                         47,018          564,362                 -              -        611,380
     Net income                                      -                -                 -      6,418,398      6,418,398
     Other comprehensive income-
      net unrealized loss on available-
      for-sale securities                            -                -           (47,194)             -        (47,194)
                                                                                                               --------
Comprehensive income                                 -                -                 -              -      6,371,204
                                        --------------   --------------    --------------      ---------    -----------

Balances, December 31, 1998                  2,940,201       30,965,164            99,512      4,489,709     38,494,586

Distributions -
   common stock                                      -                -                 -     (1,770,886)    (1,770,886)
Distributions -
   preferred stock                                   -                -                 -       (642,800)      (642,800)
Accretion on
   preferred stock                                   -          (78,922)                -              -        (78,922)
Shares issued through
   dividend reinvestment
   plan                                         15,945          175,206                 -              -        191,151
     Net income                                      -                -                 -      2,749,041      2,749,041
     Other comprehensive income-
     net unrealized gain on available-
     for-sale securities                             -                -            52,606              -         52,606
                                                                                                                 ------
Comprehensive income                                 -                -                 -              -      2,801,647
                                            ----------     ------------        ----------    -----------    -----------

Balances, June 30, 1999                     $2,956,146      $31,061,448        $  152,118    $ 4,825,064    $38,994,776
                                            ==========      ===========        ==========    ===========    ===========

           See accompanying notes to consolidated financial statements.





                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                                        Six Months Ended
                                                                                                             June 30,
                                                                                                    1999                1998
                                                                                                    ----                ----

Cash flows from operating activities:
   Net income                                                                                 $  2,749,041         $  1,413,323
   Adjustments to reconcile net income
     to net cash provided by operating activities:
   Increase in rental income from straight-lining of rent                                         (284,018)            (242,703)
   Depreciation and amortization                                                                   805,660              638,122
   Minority interest                                                                                 8,323                4,044
   Changes in assets and liabilities:
   Decrease (increase) in rent, interest,
     deposits and other receivables                                                                310,207             (150,380)
   Increase in accrued expenses and other liabilities                                              280,426               14,419
                                                                                                   -------             --------

           Net cash provided by operating activities                                             3,869,639            1,676,825
                                                                                                 ---------            ---------

Cash flows from investing activities:
   Additions to real estate                                                                    (11,211,218)         (12,262,210)
   Purchase of available-for-sale securities                                                      (756,146)              (5,286)
   Sale of available-for-sale securities                                                           952,729                    -
   Collection of mortgages receivable -
     (including $103,436 from related party in 1998)                                                10,375              117,727
   Payments to minority interest by subsidiary                                                      (7,200)              (1,750)
                                                                                                    -------             -------

           Net cash used in investing activities                                               (11,011,460)         (12,151,519)
                                                                                               -----------          -----------

Cash flows from financing activities:
   Proceeds from and assumption of mortgages payable                                             2,865,329            6,975,000
   Repayment of mortgages payable                                                                 (245,156)            (161,985)
   Repayment of bank borrowings                                                                          -           (4,605,029)
   Payment of financing costs                                                                     (214,334)            (280,012)
   Cash distributions - common stock                                                            (1,769,363)            (940,904)
   Cash distributions - preferred stock                                                           (642,800)            (647,020)
   Proceeds from issuance of shares through rights offering                                              -           17,470,987
   Issuance of shares through dividend reinvestment plan                                           191,151              353,125
    Repurchase of preferred stock, which was cancelled                                             (94,011)                   -
                                                                                                  --------      ---------------

           Net cash provided by financing activities                                                90,816           18,164,162
                                                                                                    ------           ----------

           Net  (decrease) increase in cash
               and cash equivalents                                                             (7,051,005)           7,689,468

Cash and cash equivalents at beginning of period                                                19,089,625            1,606,364
                                                                                                ----------           ----------

Cash and cash equivalents at end of period                                                    $ 12,038,620          $ 9,295,832
                                                                                              ============           ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest expense                                          $   1,188,462          $ 1,284,278
   Cash paid during the period for income taxes                                                     34,892               11,907


       See accompanying notes to consolidated financial statements.



                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 1999 and for the six and three months ended June 30, 1999 and 1998 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the six and three months ended June 30, 1999 are not necessarily indicative of the results for the full year.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of One Liberty Properties, Inc., its wholly-owned subsidiaries and a majority-owned limited liability company. Material intercompany balances and transactions have been eliminated. One Liberty Properties, Inc., its subsidiaries and the limited liability company are hereinafter referred to as the "Company".

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

Note 2 - Earnings Per Common Share

For the six and three months ended June 30, 1999 and 1998 basic earnings per share was determined by dividing net income applicable to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during each period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company. For the six and three months ended June 30, 1999 and 1998 diluted earnings per share was determined by dividing net income applicable to common stockholders for the period by the total of the weighted average number of shares of Common Stock outstanding plus the dilutive effect of the Company's outstanding options (323 and 645 for the six and three months ended June 30, 1999 and 1,421 and 736 for the six and three months ended June 30, 1998, respectively) using the treasury stock method. The Preferred Stock was not considered for the purpose of computing diluted earnings per share because their assumed conversion is antidilutive.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 2 - Earnings Per Common Share (Continued)

Options to purchase 80,500 shares of Common Stock at $14.50 and $13.50 per share (which were granted during March 1998 and 1997, respectively) were not included in the computation of diluted earnings per share because the exercise price of these options are greater than the average market price of the common shares as of June 30, 1999 and, therefore, the effect would be antidilutive.

Note 3 - Preferred and Common Stock Dividend Distributions

On June 9, 1999 the Board of Directors declared quarterly cash distributions of $.30 and $.40 per share on the Company's common and preferred stock, respectively, payable on July 1, 1999 to stockholders of record on June 21, 1999.

Note 4 - Other Income

Included in other income is $792,764 which represents the return to the Company of unused escrow funds by the escrow agent upon completion of the Company's responsibility with respect to environmental cleanup at certain locations net leased to Total Petroleum.

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity and Capital Resources

The Company's primary sources of liquidity are cash and cash equivalents ($12,038,620 at June 30, 1999), cash generated from operating activities, and funds obtainable from mortgages to be secured by real estate investments. In February 1999, a revolving credit facility entered into by the Company, which provided for a facility of $9,000,000, matured and was not renewed by the Company. The Company is currently engaged in negotiations for a new credit facility but there can be no assurance that a new facility will be obtained or if obtained that the amount of availability or the terms will be favorable.

The terms of the Preferred Stock of the Company affords each preferred holder the right to "put" the Preferred Stock to the Company at $16.50 per share for the period commencing July 1, 1999 and ending on September 28, 1999. The Company will fund any cash required in connection with the exercise of the put option from funds from operations, cash generated from mortgage financing and cash on hand; and if necessary, the Company will borrow funds on a secured or unsecured basis for such purpose. Although no commitments for financing has been obtained, management believes that such financing will be available on competitive terms; if required.

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

In connection with the lease agreements with Total Petroleum, Inc. ("Total Petroleum") consummated in 1991, the Company agreed to expend certain funds to remediate environmental problems at certain locations net leased to Total Petroleum. It was agreed that the net cost to the Company would not exceed $350,000 per location, with any excess being the responsibility of Total Petroleum. At that time the Company deposited $2,000,000 with an independent escrow agent to insure compliance by the Company with its obligations with respect to the environmental clean up. During the three months ended June 30, 1999, the Company's obligations were completed and the balance in the escrow account of $792,764 was returned to the Company by the escrow agent.

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

Results of Operations

Six and three months ended June 30, 1999 and 1998

Rental income increased by $994,138 to $4,261,993 and $477,500 to $2,221,817 for
the six and three months ended June 30, 1999 as compared to the six and three months ended June 30, 1998 resulting primarily from the acquisition of four properties in 1999 and four properties in 1998.

On September 6, 1998, the Company received a payoff in full of a related party mortgage receivable. Interest income from this mortgage amounted to $409,855 and $204,235 for the six and three months ended June 30, 1998.

Interest and other income increased by $1,059,418 and $916,811 for the six and three months ended June 30, 1999 to $1,108,259 and $949,854, of which $792,764 results from the return of unused escrow funds to the Company upon completion of the Company's responsibility with respect to environmental cleanup at certain locations net leased to Total Petroleum. Interest and other income also increased due to an increase in cash and cash equivalents available for investment. Such investments were made using the net proceeds realized by the Company from the sale of common shares through a rights offering (which was consummated in June, 1998) and from the approximate $7,600,000 the Company received from the payoff of a mortgage receivable in September 1998.

Increases in depreciation and amortization expense of $167,538 and $75,615 for the six and three months ended June 30, 1999 to $805,660 and $415,536 results primarily from depreciation on the eight properties acquired during 1999 and 1998.

The increases in interest-mortgages payable to $1,185,909 and $617,144 for the six and three months ended June 30, 1999 from $938,417 and $513,641 in the prior six and three month periods is due to mortgages placed on five of the properties acquired during 1999 and 1998.

Interest-bank amounted to $257,913 and $147,302 for the six and three months ended June 30, 1998 resulting from borrowings under the Credit Agreement. Borrowings were made to facilitate property acquisitions. There was no comparable expense in the 1999 six and three month periods.

General and administrative expenses increased by $146,587 and $86,966 to $476,902 and $264,607 for the six and three months ended June 30, 1999. These increases were due to a combination of factors, including an increase in professional fees and increased payroll, as the Company's level of activity increased.

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

No Form 8-Ks were filed during the quarter ended June 30, 1999.

                           ONE LIBERTY PROPERTIES, INC.


                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           One Liberty Properties, Inc.
                                 (Registrant)






August 12, 1999            /s/ Matthew Gould
---------------            -----------------
Date                       Matthew Gould
                           President





August 12, 1999            /s/ David W. Kalish
---------------            -------------------
Date                       David W. Kalish
                           Vice President and
                           Chief Financial Officer