Form 10-Q
period 1999-09-30
ONE LIBERTY PROPERTIES INC
filed 1999-11-10
CIK 712770

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X]        Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

           For the quarterly period ended September 30, 1999

                                       OR

[  ]       Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                          Commission File Number 0-11083

                           ONE LIBERTY PROPERTIES, INC.

            (Exact name of registrant as specified in its charter)

             MARYLAND                                  13-3147497
             ----------------------------------------------------
            (State or other jurisdiction of      (I.R.S. Employer
             incorporation or organization) Identification Number)

            60 Cutter Mill Road, Great Neck, New York       11021
            -----------------------------------------------------
            (Address of principal executive offices)    (Zip Code)

      Registrant's telephone number, including area code: (516)466-3100
                                                          -------------
            Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

            As of November 1, 1999, the Registrant had 2,971,592 shares of Common Stock and 654,758 shares of Redeemable Convertible Preferred Stock outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X           No
                                      -----            -----

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,      December 31,
                                                                                     1999               1998
                                                                                     ----               ----
                                                                                  (Unaudited)
Assets
   Real estate investments, at cost
   Land                                                                           $16,638,765        $14,466,202
   Buildings                                                                       59,269,299         49,083,387
                                                                                   ----------         ----------
                                                                                   75,908,064         63,549,589
           Less accumulated depreciation                                            4,754,789          3,718,653
                                                                                    ---------          ---------
                                                                                   71,153,275         59,830,936

   Mortgage receivable                                                                      -            228,383
   Cash and cash equivalents                                                       12,147,827         19,089,625
   Unbilled rent receivable                                                         1,593,109          1,165,244
   Rent, interest, deposits and other receivables                                     760,419            707,959
   Investment in BRT Realty Trust-(related party)                                     268,554            184,044
   Deferred financing costs                                                           816,416            661,185
   Other (including available-for-sale securities of
           $468,115 and $729,661)                                                     536,393            810,524
                                                                                      -------            -------

           Total assets                                                           $87,275,993        $82,677,900
                                                                                  ===========        ===========

Liabilities and Stockholders' Equity
   Liabilities:
        Mortgages payable                                                         $35,882,850        $29,422,491
        Accrued expenses and other liabilities                                        373,366            332,211
        Dividends payable                                                           1,152,080          1,205,571
                                                                                  -----------        -----------

           Total liabilities                                                       37,408,296         30,960,273
                                                                                   ----------         ----------

Commitments and contingencies                                                               -                  -

Minority interest in subsidiary                                                        (2,432)            (2,377)
                                                                                   ----------         ----------

Redeemable convertible preferred stock, $1 par value;
  $1.60 cumulative annual dividend; 2,300,000
  shares authorized; 806,376 shares issued;
  liquidation and redemption values of $16.50 (Note 3)                                      -         13,225,418
                                                                                   ----------         ----------

Stockholders' equity:
  Redeemable convertible preferred stock,
   $1 par value; $1.60 cumulative annual
   dividend; 2,300,000 shares authorized;
   657,558 shares issued; liquidation and
   redemption values of $16.50 (Note 3)                                            10,849,707                  -
   Common stock, $1 par value; 25,000,000
    shares authorized; 2,963,523 and 2,940,201
    shares issued and outstanding                                                   2,963,523          2,940,201
   Paid-in capital                                                                 31,150,806         30,965,164
   Accumulated other comprehensive income - net
    unrealized gain on available-for-sale securities                                  107,932             99,512
   Accumulated undistributed net income                                             4,798,161          4,489,709
                                                                                  -----------         ----------

           Total stockholders' equity                                              49,870,129         38,494,586
                                                                                   ----------         ----------

           Total liabilities and stockholders' equity                             $87,275,993        $82,677,900
                                                                                  ===========        ===========

                     See accompanying notes to consolidated financial statements.


                                             ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF INCOME
                                                              (Unaudited)

                                               Three Months Ended                   Nine Months Ended
                                                  September 30,                       September 30,
                                               ------------------                -----------------------
                                                1999           1998               1999              1998
                                                ----           ----               ----              ----

Revenues:
   Rental income                            $ 2,277,203   $ 1,897,958         $ 6,539,196       $ 5,165,813
   Interest from related parties                      -     2,250,459                   -         2,660,314
   Interest and other income                    149,184       129,069           1,257,443           177,910
                                            -----------   -----------         -----------       -----------

                                              2,426,387     4,277,486           7,796,639         8,004,037
                                            -----------   -----------         -----------       -----------

Expenses:
   Depreciation and amortization                417,233       368,827           1,222,893         1,006,949
   Interest - mortgages payable                 666,943       560,703           1,852,852         1,499,120
   Interest - bank                                    -             -                   -           257,913
   Leasehold rent                                72,208        72,208             216,625           216,625
   General and administrative                   202,255       168,300             679,157           498,615
   Provision for valuation
     adjustment of real estate                        -       156,832                   -           156,832
                                            -----------   -----------         -----------        ----------
                                              1,358,639     1,326,870           3,971,527         3,636,054
                                            -----------   -----------         -----------        ----------

Income before gain on sale of real
   estate and minority interest               1,067,748     2,950,616           3,825,112         4,367,983
Gain on sale of real estate                      61,652             -              61,652                 -
                                            -----------   -----------         -----------        ----------

Income before minority interest               1,129,400     2,950,616           3,886,764         4,367,983

Minority interest                                (4,222)       (4,032)            (12,545)           (8,076)
                                            -----------   -----------         -----------        ----------
Net income                                   $1,125,178    $2,946,584          $3,874,219        $4,359,907
                                            ===========   ===========         ===========        ==========

Calculation of net income applicable
 to common stockholders:
Net income                                   $1,125,178    $2,946,584          $3,874,219        $4,359,907
Less: dividends and accretion
   on preferred stock                          263,023        363,085             984,745         1,088,899
                                            -----------    ----------          ----------        ----------
Net income applicable to
   common stockholders                      $  862,155     $2,583,499          $2,889,474        $3,271,008
                                            ==========     ==========          ==========        ==========

Weighted average number of common shares outstanding:
     Basic                                  2,963,339       2,933,544           2,955,394         2,080,601
                                            =========       =========           =========         =========
     Diluted                                2,969,279       3,600,784           2,957,819         2,081,548
                                            =========       =========           =========         =========

Net income per common share:
     Basic                                  $     .29       $     .88           $     .98         $    1.57
                                            =========       =========           =========         =========
     Diluted                                $     .29       $     .82           $     .98         $    1.57
                                            =========       =========           =========         =========

Cash distributions per share:

   Common Stock                             $     .30       $     .30           $     .90         $     .90
                                            =========       =========           =========         =========

   Preferred Stock                          $     .40       $     .40           $    1.20         $    1.20
                                            =========       =========           =========         =========

                    See accompanying notes to consolidated financial statements.




                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         For the nine month period ended
                         September 30, 1999 and the year
                             ended December 31, 1998
                                   (Unaudited)

                                                                               Net Unrealized
                                                                               Gain (loss)on     Accumulated
                                       Preferred      Common        Paid-in    Available-for-   Undistributed
                                         Stock         Stock        Capital    Sale Securities   Net Income       Total
                                         -----         -----        -------    ---------------   ----------       -----


Balances, January 1, 1998              $      -     $1,561,450    $14,419,609     $146,706       $2,076,140    $18,203,905

Distributions -
   common stock                               -              -              -            -       (2,710,787)    (2,710,787)
Distributions -
   preferred stock                            -              -              -            -       (1,294,042)    (1,294,042)
Accretion on
   preferred stock                            -              -       (158,061)           -                -       (158,061)
Shares issued through
   rights offering                            -      1,331,733     16,139,254            -                -     17,470,987
Shares issued through
   dividend reinvestment plan                 -         47,018        564,362            -                -        611,380
     Net income                               -              -              -            -        6,418,398      6,418,398
     Other comprehensive income-
      net unrealized loss on
      available-for-sale securities           -              -              -      (47,194)               -        (47,194)
                                                                                                               -----------
Comprehensive income                          -              -              -            -                -      6,371,204
                                      ---------    -----------     ----------     ---------      ----------     -----------

Balances, December 31, 1998                   -      2,940,201     30,965,164       99,512        4,489,709     38,494,586

Distributions -
   common stock                               -              -              -            -       (2,659,943)    (2,659,943)
Distributions -
   preferred stock                            -              -              -            -         (905,824)      (905,824)
Preferred stock - (Note 3)           10,849,707              -              -            -                -     10,849,707
Accretion on
   preferred stock                            -              -        (78,922)           -                -        (78,922)
Shares issued through
   dividend reinvestment plan                 -         22,910        256,726            -                -        279,636
Preferred shares converted
   to common stock                            -            412          7,838            -                -          8,250
     Net income                               -              -              -            -        3,874,219      3,874,219
     Other comprehensive income-
      net unrealized gain on
      available-for-sale securities           -              -              -        8,420                -          8,420
                                                                                                                 ---------
Comprehensive income                          -              -              -            -                -      3,882,639
                                    -----------   ------------    -----------     --------       ----------      ---------
Balances,
   September 30,1999                $10,849,707     $2,963,523    $31,150,806    $ 107,932       $4,798,161    $49,870,129
                                    ===========   ============    ===========    =========       ==========    ===========

                             See accompanying notes to consolidated financial statements.




                                                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   (Unaudited)
                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                              --------------------------
                                                                                               1999                  1998
                                                                                               ----                  ----

Cash flows from operating activities:
   Net income                                                                              $ 3,874,219           $ 4,359,907
   Adjustments to reconcile net income
     to net cash provided by operating activities:
   Gain on sale of real estate                                                                 (61,652)                    -
   Increase in rental income from straight-lining of rent                                     (427,865)             (369,581)
   Provision for valuation adjustment                                                                -               156,832
   Depreciation and amortization                                                             1,222,893             1,006,949
   Minority interest in earnings of subsidiary                                                  12,545                 8,076
   Changes in assets and liabilities:
   Increase in rent, interest,
     deposits and other receivables (39,875)                                                  (495,286)
   Increase in accrued expenses and other liabilities                                           41,155                24,853
                                                                                                ------                ------

           Net cash provided by operating activities                                         4,621,420             4,691,750
                                                                                             ---------             ---------

Cash flows from investing activities:
   Additions to real estate                                                                (11,499,199)          (12,266,772)
   Net proceeds from sale of real estate                                                       209,623                     -
   Purchase of available-for-sale securities                                                  (837,726)             (628,223)
   Net proceeds from sale of available-for-sale securities                                   1,023,182               281,620
   Collection of mortgages receivable -
     (including $5,653,413 from related party in 1998)                                         228,383             5,675,118
   Payments to minority interest by subsidiary                                                 (12,600)               (5,400)
                                                                                               --------               -------

           Net cash used in investing activities                                           (10,888,337)           (6,943,657)
                                                                                           ------------           -----------

Cash flows from financing activities:
   Proceeds from mortgages payable                                                           5,775,000            9,236,178
   Repayment of mortgages payable                                                             (379,970)            (254,329)
   Repayment of bank borrowings                                                                      -           (4,605,029)
   Payment of financing costs                                                                 (283,906)            (359,565)
   Cash distributions - common stock                                                        (2,713,434)          (1,417,099)
   Cash distributions - preferred stock                                                       (905,824)            (970,531)
   Proceeds from issuance of shares through rights offering                                          -           17,470,987
   Issuance of shares through dividend reinvestment plan                                       279,636              534,704
   Repurchase of preferred stock, which was cancelled                                       (2,446,383)                   -
                                                                                            -----------         -----------

           Net cash (used in) provided by financing activities                                (674,881)           19,635,316
                                                                                              ---------           ----------

           Net (decrease) increase in cash and cash equivalents                             (6,941,798)           17,383,409

Cash and cash equivalents at beginning of period                                            19,089,625             1,606,364
                                                                                            ----------            ----------

Cash and cash equivalents at end of period                                                $ 12,147,827          $ 18,989,773
                                                                                          ============          ============

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest expense                                        $ 1,855,399           $ 1,855,971
   Cash paid during the period for income taxes                                                 38,984                20,429

Supplemental schedule of non cash investing and financing activities:
   Assumption of mortgage payable in connection
     with purchase of real estate                                                          $ 1,065,329                     -

                    See accompanying notes to consolidated financial statements.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation
         --------------------
The accompanying interim unaudited consolidated financial statements as of September 30, 1999 and for the nine and three months ended September 30, 1999 and 1998 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the nine and three months ended September 30, 1999 are not necessarily indicative of the results for the full year.

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

Note 2 - Earnings Per Common Share
         -------------------------
For the nine and three months ended September 30, 1999 and 1998 basic earnings per share was determined by dividing net income applicable to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during each period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company. For the nine month periods ended September 30, 1999 and 1998 and the three month period ended September 30, 1999, diluted earnings per share was determined by dividing net income applicable to common stockholders for the period by the total of the weighted average number of shares of Common Stock outstanding

                One Liberty Properties, Inc. and Subsidiaries
                 Notes to Consolidated Financial Statements
                                  (Continued)

Note 2 - Earnings Per Common Share (Continued)
         -------------------------------------
plus the dilutive effect of the Company's outstanding options (2,425 and 5,940 for the nine and three months ended September 30, 1999 and 947 for the nine months ended September 30, 1998, respectively) using the treasury stock method. The Preferred Stock was not considered for the purpose of computing diluted earnings per share because their assumed conversion is antidilutive.

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

Options to purchase 40,000 shares of Common Stock at $14.50 per share (which were granted during March 1998) were not included in the computation of diluted earnings per share because the exercise price of these options is greater than the average market price of the common shares as of September 30, 1999 and, therefore, the effect would be antidilutive.


Note 3 - Preferred Stock
         ---------------
Pursuant to the Company's certificate of incorporation, as amended, each preferred shareholder of the Company had a one-time right to "put" the Preferred Stock to the Company at $16.50 per share for a period of ninety (90) days commencing July 1, 1999. During this period, preferred shareholders "put" 137,268 preferred shares to the Company for a total payment by the Company of $2,264,922.

During the nine months ended September 30, 1999 the Company repurchased 11,050 shares of Preferred Stock for an aggregate consideration of $181,461. During October 1999, an additional 2,800 shares of Preferred Stock was purchased by the Company.

Pursuant to the Company's certificate of incorporation, as amended, the Company has the option to redeem the Preferred Stock at $16.50 per share. The preferred shareholders no longer have any rights to "put" their shares to the Company.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (Continued)


Note 4 - Preferred and Common Stock Dividend Distributions
         -------------------------------------------------
On September 9, 1999 the Board of Directors declared quarterly cash distributions of $.30 and $.40 per share on the Company's common and preferred stock, respectively, payable on October 6, 1999 to stockholders of record on September 30, 1999.


Note 5 - Other Income
         ------------
Included in other income for the nine months ended September 30, 1999 is $792,764 which represents the return to the Company of unused escrow funds by the escrow agent upon completion of the Company's responsibility with respect to environmental cleanup at certain locations net leased to Total Petroleum, Inc.

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

Liquidity and Capital Resources
-------------------------------
The  Company's  primary  sources  of  liquidity  are cash  and cash  equivalents
($12,147,827 at September 30, 1999), cash generated from operating activities, and funds obtainable from mortgages secured by real estate investments. In February 1999, a revolving credit facility entered into by the Company, which provided for a facility of $9,000,000, matured and was not renewed by the Company. The Company is currently engaged in negotiations for a new credit facility but there can be no assurance that a new facility will be obtained or if obtained that the amount of availability or the terms will be favorable.

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

Pursuant to the Company's certificate of incorporation, as amended, the preferred shareholders had a right to "put" the preferred stock to the Company at $16.50 per share for a period of ninety (90) days commencing July 1, 1999. Preferred shareholders "put" 137,268 shares to the Company and the Company paid such preferred shareholders a total of $2,264,922. The cash used to make the payment came from the Company's working capital.

Management believes there will be no effect on the Company's liquidity relating to the year 2000 issue because during 1997 the Company acquired computer hardware and software to handle the Company's accounting and real estate management. The computer hardware and software is capable of handling all issues relating to the year 2000. In addition, the Company's business will not be adversely affected in any material way if its suppliers or lessees encounter year 2000 problems.

Results of Operations
---------------------

Nine and three months ended September, 1999 and 1998
----------------------------------------------------

Rental income  increased by $1,373,383 to $6,539,196  and $379,245 to $2,277,203
for the nine and three months ended September 30, 1999 as compared to the nine and three months ended September 30, 1998 primarily due to the acquisition of four properties in 1999 and four properties in 1998.

On September 6, 1998, the Company received a payoff in full of the related party mortgage receivable, which had previously been acquired at a discount. Included in interest from related party for the 1998 periods is $2,080,918, which represents the unamortized balance of the discount. There is no comparable income item in the 1999 nine and three month periods.

Interest and other income increased by $1,079,533 to $1,257,443 for the nine month period ended September 30, 1999 of which $792,764 is due to the return of unused escrow funds upon completion of the Company's responsibility with respect to environmental cleanup at certain locations net leased to Total Petroleum. Interest and other income also increased in the nine and three month periods due to interest earned on the increase in cash and cash equivalents (available for investment). The increase in cash and cash equivalents results from the sale of common shares by the Company through a rights offering (consummated in June, 1998) and from the approximate $7,600,000 the Company received from the payoff of a mortgage receivable in September 1998.

Increases in depreciation and amortization expense of $215,944 and $48,406 for the nine and three months ended September 30, 1999 to $1,222,893 and $417,233, respectively, results primarily from depreciation on the eight properties acquired during 1999 and 1998.

The increases in interest-mortgages payable to $1,852,852 and $666,943 for the nine and three months ended September 30, 1999 from $1,499,120 and $560,703 in the prior nine and three month periods is due to mortgages placed on seven of the properties acquired during 1999 and 1998.

Interest-bank amounted to $257,913 for the nine months ended September 30, 1998 resulting from borrowings under the Credit Agreement. Borrowings under the Credit Agreement were made to facilitate property acquisitions. There was no comparable expense in the 1999 nine month period.

General and administrative expenses increased by $180,542 and $33,955 to $679,157 and $202,255 for the nine and three months ended September 30, 1999. These increases were due to a combination of factors, including an increase in professional fees and increased payroll.

At September 30, 1998 the Company owned three properties which had been leased to a retail chain of stores. Since the expiration of the initial term of these leases on December 31, 1996, two of theses stores have been relet (one was sold in July 1999) and one remains vacant. At September 30, 1998 the Company had determined that the estimated fair value of these properties were lower than their carrying amounts and thus, the Company had taken a provision for the differences. The total provision taken on these three properties amounted to $156,832 in the nine months ended September 30, 1998. There was no comparable provision in the nine months ended September 30, 1999.

Gain on sale of real estate during the three months ended September 30, 1999 results from the sale of one of the three properties the Company had taken a provision on during 1998. The Company sold the property to the lessee and realized a gain of $61,652 based on the adjusted basis.

Item 3. - Quantitative and Qualitative Disclosures About Market Risks
          -----------------------------------------------------------
The Company has considered the effects of derivatives and exposures to market risk relating to interest rate, foreign currency exchange rate, commodity price and equity price risk. The Company has assessed the market risk for its variable rate debt and variable rate mortgage receivables and believes that a one-percent change in interest rates would not have a material effect on net income.



                         Part II - Other Information

Item 6. - Exhibits and Reports on Form 8-K
          --------------------------------
No Form 8-Ks were filed during the quarter ended September 30, 1999.

                           ONE LIBERTY PROPERTIES, INC.


                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  One Liberty Properties, Inc.
                                  ----------------------------
                                          (Registrant)






November 10, 1999         /s/ Matthew Gould
-----------------         -----------------
Date                      Matthew Gould
                          President





November 10, 1999         /s/ David W. Kalish
-----------------         -------------------
Date                      David W. Kalish
                          Vice President and
                          Chief Financial Officer