Form 10-K
period 1999-12-31
ONE LIBERTY PROPERTIES INC
filed 2000-03-29
CIK 712770

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
         SECTIONS 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               [ X] Annual Report Pursuant to Section l3 or l5(d)
                     of the Securities Exchange Act of l934

                   For the fiscal year ended December 31, 1999

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

                                Yes X      No
                                   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

As of March 2, 2000 the aggregate market value of all voting stock (Common Stock and Preferred Stock) held by non-affiliates of the Registrant was approximately $24,014,000.

As of March 2, 2000, the Registrant had 2,979,687 shares of Common Stock and 654,658 shares of $16.50 Cumulative Convertible Preferred Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement for the Registrant's Annual Meeting of Stockholders, scheduled for June 8, 2000, will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year covered by this Form 10-K. The information required by Part III (Item 10-Directors and Executive Officers of the Registrant, Item 11 -Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management, and Item 13 - Certain Relationships and Related Transactions) will be incorporated by reference from the definitive proxy statement to be filed by the Registrant pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                  PART I

Item 1. Business
        --------

General
-------

One Liberty Properties, Inc. (the "Company") is a self administered and self managed real estate investment trust ("REIT") incorporated under the laws of Maryland on December 20, 1982. The primary business of the Company is to acquire, own and manage improved, free standing, commercial real estate operated by the lessee under a long-term net lease. Its focus has been the acquisition, ownership and management of improved real property leased to retail businesses under long-term commercial net leases. The Company intends to continue to acquire, own and manage improved real property leased to retail businesses under net leases, but it also intends to expand its activities in the acquisition and ownership of improved commercial real estate (office buildings and industrial buildings) net leased to a corporation or government agency. The Company has acquired in the past, and will continue to acquire properties improved with multi-family apartment buildings which are leased under a long-term ground lease to an operator, but such acquisitions will be made only as opportunities arise and it will not be a focus of the Company's business. Under the typical net lease and long-term ground lease, rental and other payments to be made by the lessee are payable without diminution. The lessee, in addition to its rent obligation, is generally responsible for payment of all charges attributable to the property, such as real estate taxes, assessments, water and sewer rents and charges, governmental charges and all utility and other charges incurred in the operation of the property. The lessee is also generally responsible for maintaining the property, including ordinary maintenance and repair and restoration following a casualty or partial condemnation, but it is not unusual for the lessor to be responsible for structural items, foundation and slab, and roof repair and/or replacement. Tenant is also generally responsible for casualty, rent loss and liability insurance. The rental provisions in a net lease transaction may include, but may not be limited to, rent payable on a stepped basis (rentals increase at specified intervals), an indexed basis (rentals increase pursuant to a formula such as the consumer price index), a percentage basis (minimum rental payments plus additional rentals in the form of participation in the sales derived from the business conducted at the property), or a combination of the foregoing.

At December 31, 1999, the Company owned fee title to 42 properties and a "sandwich" lease position with respect to one property. The 43 properties are located in 14 states. Since December 31, 1999 and through March 1, 2000, the Company has acquired fee title to two additional properties and sold one property. Twenty-four of the 44 properties are net-leased to various retail operators. Thirteen of the 44 properties are operated as service stations containing gasoline pumping islands, a service area and a convenience store. All thirteen "service station" properties are net-leased to a subsidiary of an oil company. Three of the properties are improved with industrial buildings, two of which are operated as frozen food warehouses. Three properties currently owned by the Company are a residential apartment building net leased to an operator, an industrial/office/training site leased to a local government agency on a net basis and an office/service/storage site net leased to a telecommunications company. One property owned by the Company is currently vacant.

Investment Policy
-----------------

The Company's business strategy has been focused on acquiring improved, commercial property subject to a long-term net lease which has scheduled rent increases. The primary emphasis has been on properties improved with a free standing building and net-leased on a long term basis to a retail operation. The Company will continue to acquire free standing commercial property net leased to retailers. The Company will expand its investment activities by acquiring commercial properties net leased to corporations or government agencies. In the acquisition of commercial properties the Company may acquire properties subject to net leases which have a shorter remaining term than is usual in the typical retail net lease. The Company's investment policies, as stated in its by-laws, as amended, are as follows:

Types of Investments - The Company is permitted to invest in any type of real property, mortgage loans (and in both cases in interests therein) and other investments of any nature, without limitation, provided such investment does not adversely affect the Company's ability to qualify as a REIT under the Internal Revenue Code. No limitation is set on the number of properties or mortgage loans in which the Company may invest, the amount or percentage of the Company's assets which may be invested in any specific property or on the concentration of investments in any geographic area in the United States. The Company may consider investments in any type of real property and in mortgage loans secured by real property; however as stated above, the investment policy of the Company is to invest in improved, commercial real estate under net lease. In prior years, the Company acquired mortgages receivable for investment. In 1998 the Company received a payoff in full of a mortgage receivable previously acquired at a discount. The payoff resulted in the receipt by the Company of $7,582,163, including amortization of discount of $2,080,918 and $5,501,402 of principal. The Company has no present plans to invest in mortgage loans secured by real estate. The Company does not intend to make construction loans or loans secured by mortgages on undeveloped land. Although it has not done so in the past, the Company may issue securities in exchange for properties which fit its investment criteria. The Company pursues a national operating strategy, and does not intend to purchase properties located outside of the United States and Puerto Rico.

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

The investment objectives of the Company are (i) to protect the Company's capital, (ii) to provide current income; and (iii) to provide the opportunity for increases in income and capital appreciation. In evaluating potential net lease investments, the Company considers, among other factors (i) the intrinsic value of the property, given its location and use, (ii) local demographics (population, occupancy levels, rental trends), (iii) the lessee's adequacy from a financial point of view to meet operational needs and lease obligations, (iv) the return on equity to the Company, and (v) potential for income and capital appreciation. The intrinsic value of the property, essentially its location and local demographics, are given greater weight in the acquisition process than the tenant's credit worthiness, although the tenant's financial condition is a factor given consideration in the acquisition process.

From time to time, the Company invests in publicly traded shares of other REIT's. The Company may invest, on a limited basis, in the shares of an entity not involved in real estate investments, provided that any such investment does not adversely affect the Company's ability to qualify as a REIT under the Internal Revenue Code. Investments by the Company in shares of another entity are made in such a way so that the Company will not be treated as an investment company under the Investment Company Act of 1940. The Company has not in the past invested in the securities of another entity for the purpose of exercising control, and it has no present plans to invest in the securities of another entity for such purpose. However, subject to Board of Director approval, the Company, in the future, may acquire shares of another entity with a view to gaining control. The Company does not intend to underwrite the securities of other issuers.

                       Executive Officers of the Company

The following sets forth information with respect to the executive officers of the Company:

       NAME                  AGE             POSITION WITH THE COMPANY
       ----                  ---             -------------------------

Fredric H. Gould             64            Chairman of the Board and Chief
                                            Executive Officer

Jeffrey Fishman              41            President and Chief Operating Officer

Jeffrey Gould                34            Senior Vice President

Matthew Gould                40            Senior Vice President

Israel Rosenzweig            52            Senior Vice President

Simeon Brinberg              66            Vice President

David W. Kalish              53            Vice President and Chief Financial
                                            Officer

Mark H. Lundy                38            Secretary

Seth D. Kobay                45            Vice President and Treasurer

Karen Dunleavy               41            Vice President, Financial

Lawrence G. Ricketts         23            Vice President, Acquisitions

Each of the above listed executive officers will hold office until the next annual meeting of the Board of Directors, scheduled for June 8, 2000, or until their respective successors are elected and shall qualify. The information below sets forth the business experience of the officers of the Company for at least the past five years.

Fredric H. Gould. Mr. Gould has been Chairman of the Board of the Company since 1989 and became Chief Executive Officer in December, 1999. Mr. Gould has served as Chairman of the Board of Trustees of BRT Realty Trust, a real estate investment trust, since 1984 and Chief Executive Officer of BRT Realty Trust since 1996. Since 1985 Mr. Gould has been an executive officer (currently Chairman of the Board) of the managing general partner of Gould Investors L.P., a limited partnership engaged in the ownership and operation of real properties and he also serves as a general partner of Gould Investors L.P. He is President of the advisor to BRT Realty Trust and a director of East Group Properties, Inc.

Jeffrey Fishman. Mr. Fishman has been President and Chief Operating Officer of the Company since December, 1999. From 1996 to December 1999 Mr. Fishman was the Senior Managing Director of Cogswell Properties, LLC, a real estate property owner and manager. For more than five years prior to 1996, he was President of Britannia Management Services, Inc., a real estate property owner and manager.

Jeffrey Gould. Mr. Gould has been a Vice President of the Company since 1989 and a Senior Vice President and Director of the Company since December, 1999. Mr. Gould was Executive Vice President and Chief Operating Officer of BRT from March 1993 to March 1996, and President and Chief Operating Officer since March 1996. Mr. Gould has served as a Trustee of BRT Realty Trust since March 1997. He is also a Senior Vice President of the managing general partner of Gould Investors L.P. since 1996.

Matthew Gould. Mr. Gould served as President and Chief Executive Officer of the Company from 1989 to December, 1999 and became a Senior Vice President and Director of the Company in December 1999. He has been a Vice President of BRT Realty Trust since 1986, a Vice President of the managing general partner of Gould Investors L.P. from 1986 to 1996 and President since 1996. He also serves as a Vice President of the advisor to BRT Realty Trust.

Israel Rosenzweig. Mr. Rosenzweig has served as Senior Vice President of the Company since June, 1997. He has been a Senior Vice President of BRT Realty Trust since March 1998. From November 1994 to April 1997 he was a Senior Vice President and Chief Lending Officer of Bankers Federal Savings and Loan Association. For more than five years prior to March 1995, he served as President of BRT Realty Trust. He also serves as a Vice President of the managing general partner of Gould Investors L.P. Mr. Rosenzweig is a director of Nautica Enterprises, Inc.

Simeon Brinberg. Mr. Brinberg has served as Vice President of the Company since 1989. He has been Secretary of BRT Realty Trust since 1983, a Senior Vice President of BRT Realty Trust since 1988 and a Vice President of the managing general partner of Gould Investors L.P. since 1988. He is a director of CK Witco Corporation.

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

Mark H. Lundy. In addition to being Secretary of the Company since June 1993, Mr. Lundy has been a Vice President of BRT since April 1993 and a Vice President of the managing general partner of Gould Investors L.P. since July 1990. Prior to July 1990 he was associated with the law firm of Dickstein, Shapiro and Moran, Washington, D.C.

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

Lawrence G. Ricketts. Mr. Ricketts has been Vice President, Acquisitions of the Company since December 1999 and has been employed by the Company since January 1999. From May 1998 to January, 1999 he was employed as an analyst by BRT Funding Corp. He graduated from Fairfield University in May 1998.

Matthew Gould and Jeffrey Gould are Fredric H. Gould's sons.

Item 2.  Properties
         ----------
General
-------

The Company, at December 31, 1999, owned fee title to 42 properties and a "sandwich" lease position with respect to one property. Since December 31, 1999, through March 1, 2000, the Company has acquired fee title to two additional properties and sold one property to its lessee. The 44 properties are located in 14 states. The 44 properties referred to are herein collectively called the "Properties" and individually a "Property".

Twenty-four of the forty-four Properties owned by the Company are net-leased to various retail operators under long term leases. Each location has adequate parking for the building constructed on the site. Most of the retail tenants operate on a national basis and include, among others, The Kroger Company, Barnes & Noble Superstores, Inc., Hollywood Entertainment, Inc., Payless Shoe Source, Inc., Ames Department Stores, Office Max, Inc. and Petco Animal Supplies, Inc. Thirteen of the forty-four properties are service stations leased to Total Petroleum Inc. Each service station contains gasoline pumping islands, a service area and a convenience store. Three of the properties are industrial buildings, two of which are used as frozen food warehouses. One of the properties is a residential apartment building containing 126 rental units and six retail stores, and one property is an industrial/office/training building net leased to a local government agency. Another property is an office/service/storage site net leased to a telecommunications company. One building was vacated by the tenant at the expiration of its lease (1996) and is currently vacant. Occupancy rate for the properties has been in excess of 95% for fiscal years 1999, 1998, 1997, 1996 and 1995. The current occupancy rate is over 99%.

It is the policy of the Company to obtain mortgages on substantially all of its properties. In most instances, the mortgage financing is consummated at the time of acquisition of a property or committed for prior to or soon after acquisition. By obtaining mortgage commitments at or about the time a property is acquired, the Company can determine at or about the time of acquisition the return which will be realized by the Company from ownership of the property during the term (or a significant portion of the term) of the lease. On occasion, the Company acquires a property subject to a mortgage or elects not to obtain mortgage financing on a specific property.

At December 31, 1999, the Company had placed mortgages on sixteen of the 43 properties it owned as of that date (none of the service stations leased to Total Petroleum Inc. is subject to a mortgage). At December 31, 1999, the Company had $35,734,742 principal amount of mortgages outstanding, bearing interest at rates ranging from 6.9% to 9.1%. Substantially all mortgages contain prepayment penalties. The following table sets forth scheduled principal mortgage payments due for the properties owned as of December 31, 1999 (assuming no payment is made on principal on any outstanding mortgage in advance of its due date):

                                            PRINCIPAL PAYMENTS DUE
                YEAR                           IN YEAR INDICATED
                ----                           ------------------
                2000                              $ 1,463,633
                2001                                  646,573
                2002                                1,984,502
                2003                                9,366,412
                2004                                3,405,003
                2005 and thereafter                18,868,619

Significant Properties
----------------------

As of December 31, 1999, none of the Properties owned by the Company either had a book value equal to or greater than 10% of the total assets of the Company or revenues which accounted for more than 10% of the Company's aggregate gross revenues. If the Properties leased by Total Petroleum, Inc. (thirteen separate properties) are considered as one property then Total Petroleum accounted for more than 10% of the Company's aggregate revenues in 1999. The following sets forth the information concerning the Total Petroleum leases.

Description of Total Petroleum Properties
-----------------------------------------

The Total Petroleum Properties are all service stations and include gasoline pumping islands, a service area and a retail building used as a convenience store.

Description of Total Petroleum Leases
-------------------------------------

Lease Term The Total Petroleum  Properties have 13 separate but identical leases
----------
dated as of May 15, 1991 (Total Petroleum Leases). The primary lease term for the Total Petroleum Properties is 20 years ending on May 31, 2011. Total Petroleum has the right to extend the leases for two 10 year renewal terms, but the renewal options can only be exercised on an all or none basis. The Total Petroleum Leases contain cross default provisions which provide that on a monetary default resulting in the termination of a lease, the Landlord has a right to terminate any or all of the other leases.

Amounts Payable under the Total Petroleum Leases The combined annual rent for
------------------------------------------------
all 13 properties is $968,022 through May 14, 2000, increasing by 3% each May 15th throughout the term of the lease. The leases are net leases, which requires Total Petroleum to pay all real estate taxes, assessments, and all utility charges.

Maintenance and Modifications Total Petroleum is required,  at its expense,  to
-----------------------------
maintain the Total Petroleum Properties in good repair and is responsible to keep each property in reasonably clean condition. The Tenant at its sole expense may make any non-structural alterations, additions, replacements or improvements to the property without the Landlord's consent. The Tenant is required to obtain the Landlord's prior written consent for structural alterations, additions, replacements or improvements which consent will not be unreasonably withheld.

Insurance  Total  Petroleum  is required to  maintain  insurance  at its expense
---------
providing for fire with standard extended risk coverage to the extent of the full replacement cost. So long as the Tenant's net worth exceeds $100,000,000 the deductible may be that which is provided in Total Petroleum's master corporate insurance policy, and if its net worth falls below $100,000,000 then the deductible shall not exceed $250,000 without Landlord's consent. In Management's opinion the Total Petroleum Properties are adequately covered by insurance.

Damage to or Condemnation  of Property If any of the Total Petroleum  Properties
--------------------------------------
is damaged or destroyed by fire or other casualty there is to be no rent abatement and Total Petroleum is required to repair and restore the premises in a reasonable diligent manner. If, however, the premises are rendered untenantable, Total Petroleum may terminate the lease in which event it shall pay to the Company an amount sufficient to restore the premises to the condition existing as of the date the lease was executed, reasonable wear and tear excepted.

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

Option to Purchase  Total  Petroleum has been granted an option to purchase each
------------------
location at fair market value, excluding the value of the improvements made by it. This option may be exercised during the last six months of the term of the lease. Fair market value is to be determined by an appraisal process.

Right of First Refusal Total Petroleum has been granted a right of first refusal
----------------------
to purchase a Total Petroleum Property from the Company for the same purchase price and on the same terms and conditions as a bona fide offer to purchase received by the Company from an unrelated party which is engaged in, or plans to engage in, the business of selling petroleum products, which offer the Company intends to accept.

Right of First Offer Total  Petroleum has been granted a right of first offer to
--------------------
purchase each location, which may be exercised if, at any time during the term of the lease, the Company (or its successor) desires to sell the Property to an unrelated party other than an unrelated party which is engaged in, or plans to engage in, the business of selling petroleum products. Such purchase would be on the same term and conditions as those offered by the Company.

Mortgage The Total Petroleum Properties are owned free and clear of mortgages.
--------

Leases
------
The Company's policy has been to enter into long-term leases with its tenants, and the leases generally afford the tenant one or more renewal options. All leases are net leases, under which the lessee, in addition to its rental obligation, is responsible for all charges attributable to the property, such as real estate taxes, assessments, water and sewer rents and charges. The lessee is also generally responsible for maintaining the property, including maintenance and repair and for restoration following a casualty or partial condemnation. It is not unusual for the Company to be responsible for structural repairs, including foundation and slab, and for roof repair or replacement.

The following table sets forth scheduled lease expirations for all leases for the Properties as of December 31, 1999.



                                                                                 Current
                                                      Net Rentable               Annual             % of Rents
                                                       Square Feet               Rents Under        Represented
    Year of Lease        Number of Leases             Subject  to                Expiring           By Expiring
    Expiration (1)          Expiring                 Expiring Leases             Leases (2)           Leases
    --------------          --------                 ---------------             ----------          --------

     2000                      0                              0                 $        0                  0%
     2001                      5                         15,416                    225,009               2.62%
     2002                      2                         69,072                    869,200              10.13%
     2003                      1                          3,062                     61,240               0.72%
     2004                      1                         55,370                    243,000               2.83%
     2005                      1                         38,448                    149,947               1.75%
     2006                      1                         72,897                    359,640               4.19%
     2007                      2                         26,550                    485,462               5.66%
     2008                      1                         10,361                     88,320               1.03%
     2009                      2                         89,000                    237,000               2.76%
     2010 and thereafter      26                        999,052                  5,859,731              68.31%
                              --                        -------                  ---------              ------

                              42  (3)                 1,379,228                 $8,578,549                100%
                              ==                      =========                 ==========                ====

(1) Lease expirations assume tenants do not exercise existing renewal options.

(2) Reflects monthly base rent provided for under terms of each expiring lease as in effect on December 31, 1999 multiplied by 12 and does not take into account any contractual rent escalations.

(3) The above table does not include the Company's one vacant property and one property that was sold in February 2000.


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

Except for the environmental remediation undertaken by the Company at the Total Petroleum Properties, (fully satisfied in 1999) the Company has not been notified by any governmental authority of or become aware of non-compliance, liability or other claim in connection with any of the Properties.

In 1991,  when the Company  entered into lease  agreements  relating to 13 Total
Petroleum Properties, the Company deposited $2,000,000 with an independent escrow agent, to cover remediation costs relating to environmental problems discovered at certain of the Total Petroleum Properties. The agreement between the Company and Total Petroleum limited the Company's maximum cost to $350,000 per location, with any excess cost being the responsibility of Total Petroleum. The Company's obligation with respect to the remediation efforts was satisfied in 1999 and $793,000 held by the escrow agent was returned to the Company in June, 1999.

Regulations and Insurance
-------------------------

Americans  With  Disabilities  Act and Similar Laws.  Under the  Americans  with
----------------------------------------------------
Disabilities Act of 1990 (the "ADA"), all places of public accommodation are required to meet certain Federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Although management of the Company believes that the Properties are substantially in compliance with present requirements of the ADA, the Company has not conducted and does not presently intend to conduct an audit or investigation to determine its compliance. There can be no assurance that the Company will not incur additional costs in complying with the ADA.

Additional legislation may place further burdens or restrictions on owners with respect to access by disabled persons. The ultimate amount of the cost of compliance with the ADA or such legislation is not currently ascertainable, but are not expected to have a material effect on the Company.

Insurance. Under substantially all leases, the Company's tenants are responsible
---------
for maintaining and paying for adequate insurance on the Properties leased by them, including all risk insurance for the full replacement cost and liability insurance. The Company monitors compliance by its tenants with the obligation to insure the Properties. The Company believes the Properties are covered by adequate fire, flood, property, and liability insurance.

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

                                      Part II

Item 5. Market for the Registrant's Common Equity and Related
        -----------------------------------------------------
        Stockholder Matters
        -------------------
The following table sets forth the high and low prices for the Common Stock and the Convertible Preferred Stock of the Company as reported by the American Stock Exchange and the per share cash distributions paid by the Company on the Common Stock and Preferred Stock during each quarter of the years ended December 31, 1999 and 1998.


                                      COMMON STOCK                               PREFERRED STOCK
                                                  DISTRIBUTIONS                                 DISTRIBUTIONS
1999                         HIGH         LOW       PER SHARE              HIGH        LOW        PER SHARE
----                         ----         ---       ---------              ----        ---       ----------

First Quarter              12 3/4       12 1/16        $.30              17 3/8      15 15/16        $.40
Second Quarter             13 1/2       12 1/4         $.30              17 1/8      16 3/16         $.40
Third Quarter              15 1/4       13 3/8         $.30              16 13/16    15 3/4          $.40
Fourth Quarter             14 1/2       12 3/4         $.30              16 7/8      15 7/16         $.40

1998

First Quarter              14 3/4       13 5/8         $.30              17 3/4      16 5/8          $.40
Second Quarter             14 5/8       12 3/4         $.30              17 3/4      16 7/16         $.40
Third Quarter              14           11 7/8         $.30              17 1/8      16 5/16         $.40
Fourth Quarter             13 1/8       12 1/4         $.30*             17          16 3/8          $.40*


*A cash distribution of $.30 and $.40 was paid on the Common Stock and Preferred Stock, respectively, on January 5, 1999. These distributions are reported as being paid in the fourth quarter of the prior year.

The Common Stock and Convertible Preferred Stock of the Company trade on the American Stock Exchange, under the symbols OLP and OLP Pr, respectively. As of February 28, 2000 there were 402 common and 159 preferred stockholders of record and the Company estimates that at such date there were approximately 1,950 and 1,200 beneficial owners of the Company's Common and Preferred Stock, respectively.

Item 6. Selected Financial Data
        -----------------------

The following are highlights of the Company's operations which are derived from the audited financial statements of the Company for the years ended December 31, 1999, 1998, 1997, 1996 and 1995.


                                                                                       YEAR ENDED DECEMBER 31,

INCOME STATEMENT DATA                                                 1999       1998          1997         1996        1995
---------------------                                                 ----       ----          ----         ----        ----
                                                                           (Amounts in Thousands, Except Per Share Data)

Revenues                                                            $10,180     $10,133       $6,285        $5,512      $4,891
Gain on Sale of Real Estate and Securities                              126       1,132          599             -           -
Provision for Valuation  Adjustment                                       -        (157)           -          (659)          -
Net Income                                                            4,879       6,418        2,984         2,174       3,096
Calculation of Net Income
   Applicable to Common  Stockholders:
Net Income                                                            4,879       6,418        2,984         2,174       3,096
Less: Dividends and  Accretion on
   Preferred  Stock                                                   1,247       1,452        1,450         1,448       1,446
Net Income Applicable to Common  Stockholders                       $ 3,632      $4,966       $1,534          $726      $1,650
Weighted Average Number of Common
  Shares  Outstanding
   Basic                                                              2,960       2,297        1,523         1,447       1,409
   Diluted                                                            2,963       2,298        1,529         1,459       1,423
Net Income Per Common Share:
   Basic                                                              $1.23       $2.16        $1.01          $.50       $1.17
   Diluted                                                            $1.23       $2.16        $1.00          $.50       $1.16
Cash Distributions Per Share of:
   Common Stock                                                       $1.20       $1.20        $1.20         $1.20       $1.03
   Preferred Stock                                                    $1.60       $1.60        $1.60         $1.60       $1.60

BALANCE SHEET DATA
------------------

Total Real Estate Investments, Net                                  $70,770     $59,831      $48,317       $42,889     $24,254
Investments in US Government
   Obligations and Securities                                             -           -            -             -       1,275
Mortgages and Note Receivables                                            -         228        5,943         6,049       7,565
Total Assets                                                         85,949      82,678       57,648        52,523      38,040
Mortgages Payable                                                    35,735      29,422       20,545        16,847       6,590
Total Liabilities                                                    36,145      30,960       26,337        21,988       7,532
Redeemable Convertible Preferred Stock (Note a)                           -      13,225       13,107        12,951      12,796
Total Stockholders' Equity                                           49,802      38,495       18,204        17,443      17,712

Note a: Each preferred shareholder of the Company had a one-time right which expired in September, 1999 to "put" the Preferred Stock to the Company at $16.50 per share. Accordingly, effective September 30, 1999, the preferred stock is included in "Stockholders' Equity".


Item 7.  Management's Discussion And Analysis Of Financial Condition And
         ---------------------------------------------------------------
         Results Of Operations
         ---------------------
Liquidity and Capital Resources
-------------------------------

The  Company's  primary  sources  of  liquidity  are cash  and cash  equivalents
($11,247,000 at December 31, 1999), cash generated from operating activities, and funds obtainable from mortgages to be secured by real estate investments. In February 1999, a revolving credit facility entered into by the Company, which provided for a facility of $9,000,000, matured and was not renewed by the Company. On March 24, 2000 the Company entered into an agreement with European American Bank ("EAB") to provide a $15,000,000 revolving credit facility. The facility will be used primarily to finance the acquisition of commercial real estate. Borrowings under the facility will bear interest at EAB's prime rate and there will be an unused facility fee of one-quarter of 1%. The Company will be required to comply with financial affirmative and negative covenants and the Company will be required to reduce down the outstanding amount under the facility upon the sale or refinance of a property for which proceeds drawn down under the facility were used. The facility is guaranteed by all Company subsidiaries which own unencumbered properties.

The Company is currently in discussions concerning the acquisition of additional net leased properties. Cash provided from operations and the Company's cash position will provide funds for cash distributions to shareholders and operating expenses. These sources of funds, as well as funds obtainable from mortgage financing and funds available from the credit facility will provide funds for future property acquisitions. It will continue to be the Company's policy to make sufficient cash distributions to shareholders in order for the Company to maintain its real estate investment trust status under the Internal Revenue Code.

Pursuant to the Company's certificate of incorporation, as amended, the preferred shareholders had a right to "put" the preferred stock to the Company at $16.50 per share for a period of ninety (90) days commencing July 1, 1999. Preferred shareholders "put" 137,268 shares to the Company at a cost to the Company of $2,264,922. The cash used to make the payment came from the Company's working capital and the 137,268 shares of Preferred Stock were cancelled and returned.

Results of Operations
---------------------

Comparison of Years Ended December 31, 1999 and 1998
----------------------------------------------------

Rental income increased by $1,744,000 to $8,831,000 for the year ended December 31, 1999 as compared to the year ended December 31, 1998 primarily due to the acquisition of four properties in 1999 and the inclusion of rental income on four properties acquired in 1998 for a full year.

On September 6, 1998, the Company received a payoff in full of the related party mortgage receivable, which had previously been acquired at a discount. Included in interest from related party for the year ended December 31, 1998 is $2,081,000, which represents the unamortized balance of the discount. There is no comparable income item in the year ended December 31, 1999.

Interest and other income increased by $963,000 to $1,349,000 for the year ended December 31, 1999 of which $793,000 is due to the return of unused escrow funds upon completion of the Company's responsibility with respect to environmental cleanup at certain locations net leased to Total Petroleum. Interest and other income also increased in the current year due to interest earned on the increase in cash and cash equivalents available for investment. The increase in cash and cash equivalents resulted from the sale of common shares by the Company through a rights offering (consummated in June, 1998) and from the approximate $7,600,000 the Company received from the payoff of a mortgage receivable in September 1998.

The increase in depreciation and amortization expense of $267,000 for the year ended December 31, 1999 to $1,645,000 results primarily from depreciation on the eight properties acquired during 1999 and 1998.

The increase in interest-mortgages payable to $2,543,000 for the year ended December 31, 1999 from $2,075,000 for the year ended December 31, 1998 is due to mortgages placed on seven of the properties acquired during 1999 and 1998.

Interest-bank  amounted  to  $258,000  for the  year  ended  December  31,  1998 resulting from borrowings under the Credit Agreement. Borrowings under the Credit Agreement were made to facilitate property acquisitions. There was no comparable expense in the year ended December 31, 1999.

General and administrative expenses increased by $255,000 to $933,000 for the year ended December 31, 1999. This increase was due to a combination of factors, including increases in professional fees, payroll and miscellaneous expenses related to properties.

During the year ended December 31, 1998 the Company had determined that the estimated fair value of certain properties were lower than their carrying amounts and thus, the Company had taken a provision for the differences. The total provision taken on these three properties amounted to $157,000 in the year ended December 31, 1998. There was no comparable provision in the year ended December 31, 1999.

Gain on sale of real estate during the year ended December 31, 1999 results from the sale of one of the three properties the Company had taken a provision on during 1998. The Company sold the property to the lessee and realized a gain of $62,000 based on the adjusted basis. The 1998 gain on sale of real estate results from the sale of a property located in the State of Washington. The Company realized a gain of $1,102,000.

Comparison of Years Ended December 31, 1998 and 1997
----------------------------------------------------

Rental income increased by $1,746,000 to $7,087,000 for the year ended December 31, 1998 as compared to the year ended December 31, 1997, resulting primarily from the acquisition of four properties in 1998 and two properties in 1997, offset in part by the sale of a property during 1997.

On September 16, 1998, the Company received a payoff in full of a mortgage receivable, which had previously been acquired at a discount. Included in interest from related party for the year ended December 31, 1998 is $2,081,000, which represents the unamortized balance on the discount.

Interest and other income increased by $275,000 to $386,000, due to an increase in cash and cash equivalents available for investment. Such investments were made primarily from the investment of the net proceeds realized by the Company from the sale of common shares through a rights offering (which was consummated in June, 1998) and from the approximate $7,600,000 the Company received from the payoff of a mortgage receivable in September 1998.

An increase in depreciation and amortization expense of $355,000 to $1,378,000 results primarily from depreciation on six properties acquired during 1998 and 1997, offset in part by the sale of one property during 1997.

The increase in interest-mortgages payable to $2,075,000 in 1998 from $1,517,000 in 1997 is due to mortgages placed on four of the properties acquired during 1998 and 1997, offset in part by the sale of one property during 1997.

Interest-bank note payable amounted to $258,000 for the year ended December 31, 1998, as compared to $210,000 for the year ended December 31, 1997, resulting from borrowings under the Credit Agreement. Borrowings were made to facilitate property acquisitions. The $6,985,000 outstanding note balance was repaid June 22, 1998 with a portion of the proceeds realized by the Company from the sale of common shares through the rights offering.

General and administrative expenses increased by $48,000 to $678,000 for the year ended December 31, 1998. These increases were due to a combination of factors as the Company's level of activities increased.

At December 31, 1998 the Company owns three properties which had been leased to a retail chain of stores. Since the expiration of the initial term of these leases on December 31, 1996, two of these stores have been relet and one remains vacant. The Company has determined that the estimated fair value of these properties are lower than their carrying amounts and thus, the Company has taken a provision for the differences. The total provision taken on these three properties amounts to $157,000. There was no comparable provision in the year ended December 31, 1997.

The 1998 gain on sale of real estate results from the sale on October 30, 1998 of a property located in the State of Washington. The Company realized a gain of $1,102,000.

On August 5, 1997, the property owned by a limited liability company in which the Company was a majority member was sold and a gain of $599,000 was realized on the sale. The Company's share of the gain is $384,000 (after deducting the minority interest share of the gain of $215,000).

Year 2000 Computer Issues
-------------------------

The Company completed all year 2000 readiness work and experienced no problems.


Item 7a.     Qualitative and Quantitative Disclosures About Market Risk
             ----------------------------------------------------------

The Company has considered the effects of derivatives and exposures to market risk relating to interest rate, foreign currency exchange rate, commodity price and equity price risk. The Company's mortgages payable bear fixed interest rates and therefore there is no material market risk associated with these instruments.


Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

The financial statements and supplementary data listed in Items 14(a)(1) and 14(a)(2) hereof are included herein.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

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

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------
(a) Documents filed as part of this Report:

     1. The following financial statements of the Company are included in this Report on Form 10-K:

                                                                                     Page
                                                                                     ----


          -  Report of Independent Auditors                                          F-1

             -  Statements:
               Consolidated Balance Sheets                                           F-2
               Consolidated Statements of Income                                     F-3
               Consolidated Statements of Stockholders' Equity                       F-4
               Consolidated Statements of Cash Flows                                 F-5
               Notes to Consolidated Financial Statements                            F-6 through F-17

      2.   Financial Statement Schedules:

            -  Schedule III-Real Estate
                  and Accumulated Depreciation                                       F-18 through F-19

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

                                         ONE LIBERTY PROPERTIES, INC.


Dated:  March 28, 2000                   By:s/ Jeffrey Fishman
                                         ---------------------
                                         Jeffrey Fishman, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

      Signature                       Title                          Date
      ---------                       -----                          ----


s/ Fredric H. Gould
-------------------
Fredric H. Gould                Chairman of the                 March  28, 2000
                                Board of Directors and
                                Chief Executive Officer

s/ Jeffrey Fishman
------------------
Jeffrey Fishman                 President and
                                Chief Operating Officer         March 28, 2000
s/ Marshall Rose
----------------
Marshall Rose                   Director                        March 28, 2000


---------------
Joseph A. Amato                 Director                        March 28, 2000


s/ Charles Biederman
--------------------
Charles Biederman               Director                        March 28, 2000


s/ Jeffrey Gould
----------------
Jeffrey Gould                   Director                        March 28, 2000

s/ Matthew Gould
----------------
Matthew Gould                   Director                        March 28, 2000

s/ Arthur Hurand
----------------
Arthur Hurand                   Director                        March 28, 2000

s/ David W. Kalish
------------------
David W. Kalish                 Vice President and
                                Chief Financial Officer         March 28, 2000

                                   Exhibit 21.1

                            SUBSIDIARIES OF THE COMPANY

    Company                                           State of Incorporation
    -------                                           ----------------------

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

OLP Texas, Inc.                                               Texas

OLP-TSA Georgia, Inc.                                         Georgia

OLP Dixie Drive Houston, Inc.                                 Texas

OLP Greenwood Village, Colorado, Inc.                         Colorado

OLP Ft. Myers, Inc.                                           Florida

OLP Rabro Drive Corp.                                         New York

OLP Chattanooga, Inc.                                         Tennessee

OLP Columbus, Inc.                                            Ohio

OLP Mesquite, Inc.                                            Texas

OLP South Highway Houston, Inc.                               Texas

OLP Selden, Inc.                                              New York

OLP Palm Beach, Inc.                                          Florida

OLP New Hyde Park, Inc.                                       New York

OLP Champaign, Inc.                                           Illinois

OLP Batavia, Inc.                                             New York

                          ONE LIBERTY PROPERTIES, INC.
                                and SUBSIDIARIES

                        Consolidated Financial Statements

                                December 31, 1999







                           REPORT OF INDEPENDENT AUDITORS
                           ------------------------------




To the Board of Directors and Stockholders of One Liberty Properties, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of One Liberty Properties, Inc. and Subsidiaries (the "Company") as of December 31, 1999 and
1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of One Liberty Properties, Inc. and Subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                             Ernst & Young LLP



New York, New York February 25, 2000, except for Note 6 (Note Payable - Bank), as to which the date is March 24, 2000


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                  (Amounts in Thousands, Except Per Share Data)

                                     ASSETS
                                                                                                        December 31,
                                                                                               ---------------------------
                                                                                               1999                   1998
                                                                                               ----                   ----


Real estate investments, at cost (Notes 3, 4, and 6)
     Land                                                                                    $ 16,639                $ 14,466
     Buildings                                                                                 59,269                  49,084
                                                                                            ---------               ---------
                                                                                               75,908                  63,550
     Less accumulated depreciation                                                              5,138                   3,719
                                                                                           ----------              ----------
                                                                                               70,770                  59,831

Mortgages receivable                                                                                -                     228
Cash and cash equivalents                                                                      11,247                  19,090
Unbilled rent receivable                                                                        1,737                   1,165
Rent, interest, deposits and other receivables                                                    813                     708
Investment in BRT Realty Trust - (related party) (Note 2)                                         240                     184
Deferred financing costs                                                                          732                     661
Other (including available-for-sale securities
     of $352 and $730) (Note 2)                                                                   410                     811
                                                                                            ---------               ---------
                                                                                            $  85,949               $  82,678
                                                                                            =========               =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Mortgages payable  (Note 6)                                                           $   35,735               $  29,422
     Accrued expenses and other liabilities                                                       410                     332
     Dividends payable                                                                              -                   1,206
                                                                                           ----------               ---------
         Total liabilities                                                                     36,145                  30,960
                                                                                           ----------               ---------

Commitments and contingencies                                                                       -                       -

Minority interest in subsidiary (Note 8)                                                            2                      (2)
                                                                                           ----------               ---------

Redeemable  Convertible  Preferred Stock,
     $1 par value;  $1.60 cumulative annual
     dividend; 2,300 shares authorized; 806 shares issued;
     liquidation and redemption values of $16.50 (Note 7)                                           -                  13,225
                                                                                           ----------               ---------

Stockholders' equity (Notes 7,9,10 and 11):
     Redeemable Convertible Preferred Stock,
         $1 par value; $1.60 cumulative annual dividend;
         2,300 shares authorized; 655 shares issued;
         liquidation and redemption values of $16.50                                           10,802                       -
     Common Stock, $1 par value; 25,000 shares authorized;
         2,980 and 2,940 shares issued and outstanding                                          2,980                   2,940
     Paid-in capital                                                                           31,338                  30,965
     Accumulated other comprehensive income - net unrealized
         gain on available-for-sale securities (Note 2)                                            33                     100
     Accumulated undistributed net income                                                       4,649                   4,490
                                                                                            ---------               ---------
           Total stockholders' equity                                                          49,802                  38,495
                                                                                            ---------               ---------
                                                                                            $  85,949               $  82,678
                                                                                            =========               =========
                         See accompanying notes.


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
                  (Amounts in Thousands, Except Per Share Data)

                                                                                            Year Ended December 31,
                                                                                    ---------------------------------------
                                                                                   1999              1998             1997
                                                                                    ----              ----             ----

Revenues:
     Rental income (Note 3)                                                        $ 8,831          $ 7,087           $ 5,341
     Interest from related party (Note 5)                                                -            2,660               833
     Interest and other income                                                       1,349              386               111
                                                                                  --------         --------          --------
                                                                                    10,180           10,133             6,285
                                                                                   -------          -------          --------
Expenses:
     Depreciation and amortization                                                   1,645            1,378             1,023
     Interest - mortgages payable                                                    2,543            2,075             1,517
     Interest - bank                                                                     -              258               210
     Leasehold rent                                                                    289              289               289
     General and administrative (Note 8)                                               933              678               630
     Provision for valuation adjustment of
      real estate (Note 4)                                                               -              157                 -
                                                                                 ---------        ---------         ---------
                                                                                     5,410            4,835             3,669
                                                                                 ---------        ---------         ---------
Income before gain on sale and minority interest                                     4,770            5,298             2,616
                                                                                  --------         --------          --------

Gain on sale of real estate including minority
    interest share of $215 in 1997 (Note 3)                                             62            1,102               599
                                                                                                                            -
Gain on sale of available-for-sale securities                                           64               30                 -
                                                                                 ---------        ---------          --------
                                                                                       126            1,132               599
                                                                                  --------         --------          --------

Income before minority interest                                                      4,896            6,430             3,215

Minority interest                                                                      (17)             (12)             (231)
                                                                                 ----------       ----------         ---------


Net income                                                                         $  4,879        $  6,418          $  2,984
                                                                                 ==========       =========          =========

Calculation of net income applicable to common stockholders:
     Net income                                                                   $  4,879         $  6,418          $  2,984
     Less dividends and accretion on preferred stock                                 1,247            1,452             1,450
                                                                                 ---------        ---------         ---------
Net income applicable to common stockholders                                      $  3,632         $  4,966          $  1,534
                                                                                  ========         ========          ========

Weighted average number of common shares outstanding:
         Basic                                                                       2,960            2,297             1,523
                                                                                     =====            =====             =====
         Diluted                                                                     2,963            2,298             1,529
                                                                                     =====            =====             =====

Net income per common share (Notes 2, 9 and 11):
         Basic                                                                    $   1.23        $    2.16         $    1.01
                                                                                  ========        =========         =========
         Diluted                                                                  $   1.23        $    2.16         $    1.00
                                                                                  ========        =========         =========

Cash distributions per share:
         Common Stock                                                            $    1.20         $    1.20        $    1.20
                                                                                 =========         =========        =========
         Preferred Stock                                                         $    1.60         $    1.60        $    1.60
                                                                                 =========         =========        =========



                                See accompanying notes.




                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                   For the three years ended December 31, 1999
                  (Amounts in Thousands, Except Per Share Data)
                                                                                        Accumulated
                                                                                          Other        Accumulated
                                                Preferred      Common       Paid-in    Comprehensive  Undistributed
                                                  Stock        Stock        Capital       Income       Net Income       Total
                                                  -----        -----        -------       ------       ----------       -----

Balances, December 31, 1996                     $      -       $1,473       $13,651      $      98       $2,221        $17,443

Distributions - Common Stock
   ($1.20 per share)                                   -            -             -            -         (1,835)        (1,835)
Distributions - Preferred Stock
($1.60 per share)                                      -            -             -            -         (1,294)        (1,294)
Accretion on Preferred Stock                           -            -          (156)           -              -           (156)
Exercise of options                                    -           29           236            -              -            265
Shares issued through dividend
   reinvestment plan                                   -           59           689            -              -            748
     Net income                                        -            -             -            -          2,984          2,984
       Other comprehensive income -
       net unrealized gain on available-
       for-sale securities (Note 2)                    -            -             -           49              -             49
                                                                                                                     ---------
Comprehensive income                                   -            -             -            -              -          3,033
                                               ---------    ---------     ---------     --------       --------      ---------
Balances, December 31, 1997                            -        1,561        14,420          147          2,076         18,204

Distributions - Common Stock
   ($1.20 per share)                                   -            -             -            -         (2,710)        (2,710)
Distributions - Preferred Stock
   ($1.60 per share)                                   -            -             -            -         (1,294)        (1,294)
Accretion on Preferred Stock                           -            -          (158)           -              -           (158)
Shares issued through rights offering                  -        1,332        16,139            -              -         17,471
Shares issued through dividend
   reinvestment plan                                   -           47           564            -              -            611
     Net income                                        -            -             -            -          6,418          6,418
       Other comprehensive income -
       net unrealized loss on available-
       for-sale securities (Note 2)                    -            -             -          (47)             -            (47)
                                                                                                                      ---------
Comprehensive income                                   -            -             -            -              -          6,371
                                            ------------ ------------ ------------- ------------     ----------        -------

Balances, December 31, 1998                            -        2,940        30,965          100          4,490         38,495

Distributions - Common Stock
($1.20 per share)                                      -            -             -            -         (3,552)        (3,552)
Distributions - Preferred Stock
   ($1.60 per share)                                   -            -             -            -         (1,168)        (1,168)
Preferred Stock (Note 7)                          10,802            -             -            -              -         10,802
Accretion on Preferred Stock                           -            -           (79)           -              -            (79)
Preferred shares converted to
 Common Stock                                          -            1             7            -              -              8
Shares issued through dividend
   reinvestment plan                                   -           39           445            -              -            484
Net income                                             -            -             -            -          4,879          4,879
       Other comprehensive income -
       net unrealized loss on available-
       for-sale securities (Note 2)                    -            -             -          (67)             -            (67)
                                                                                                                      --------
Comprehensive income                                   -            -             -            -              -          4,812
                                                 -------     --------       -------    ---------      ---------       --------

Balances, December 31, 1999                      $10,802     $  2,980       $31,338    $      33       $  4,649        $49,802
                                                 =======     ========       =======   ==========       ========        =======


                                  See accompanying notes.



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                             (Amounts in Thousands)
                                                                                          Year Ended December 31,
                                                                               -------------------------------------------
                                                                               1999               1998                1997
                                                                               ----               ----                ----

Cash flows from operating activities:
     Net income                                                              $  4,879           $  6,418           $  2,984
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Gain on sale of real estate                                              (62)            (1,102)              (599)
         Gain on sale of available-for-sale securities                            (64)               (30)                 -
         Increase in rental income from straight-lining of rent                  (572)              (500)              (360)
         Provision for valuation adjustment                                         -                157                  -
         Depreciation and amortization                                          1,645              1,378              1,023
         Minority interest in earnings of subsidiary                               17                 12                231
         Changes in assets and liabilities:
         Decrease in rent, interest, deposits and
            other receivables                                                     (82)              (461)              (221)
         Increase (decrease) in accrued expenses
            and other liabilities                                                  78                (62)               (81)
                                                                           ----------           ---------        -----------
              Net cash provided by operating activities                         5,839               5,810             2,977
                                                                            ---------             -------         ---------
Cash flows from investing activities:
     Additions to real estate                                                 (11,499)            (13,172)          (10,058)
     Net proceeds from sale of real estate                                        210               1,419             4,347
     Net proceeds from sale of available-for-sale securities                    1,203                 282                 -
     Collection of mortgages receivable - (including $5,653
         and $79 from related parties in 1998 and 1997)                           228              5,715                106
     Purchase of available-for-sale securities                                   (885)              (935)                 -
     Payments to minority interest by subsidiary                                  (13)                (14)             (396)
     Other                                                                          -                   -                42
                                                                          -----------        ------------          --------
            Net cash used in investing activities                             (10,756)            (6,705)            (5,959)
                                                                          -----------        ------------          --------
Cash flows from financing activities:
     (Repayments) proceeds from bank borrowings                                     -             (4,605)               705
     Proceeds from mortgages payable                                            5,775              9,236              5,925
     Payment of financing costs                                                  (238)              (345)              (203)
     Repayment of mortgages payable                                              (528)              (359)            (2,227)
     Exercise of stock options                                                      -                  -                265
     Cash distributions - Common Stock                                         (4,434)            (2,297)            (1,809)
     Cash distributions - Preferred Stock                                      (1,491)            (1,294)            (1,294)
     Proceeds from issuance of shares through rights offering                       -             17,471                  -
     Repurchase of preferred stock, which was cancelled                        (2,494)               (40)                 -
     Issuance of shares through dividend reinvestment plan                        484                611                748
                                                                             --------          ---------           ---------


            Net cash (used in)  provided by financing activities               (2,926)            18,378              2,110
                                                                              --------         ---------            -------
Net (decrease) increase in cash and cash equivalents                           (7,843)            17,483               (872)
Cash and cash equivalents at beginning of year                                 19,090              1,607              2,479
                                                                             --------            -------           --------
Cash and cash equivalents at end of year                                      $11,247            $19,090           $  1,607
                                                                              =======            =======           ========

Supplemental disclosures of cash flow information:
     Cash paid during the year for interest expense                            $2,546             $2,438             $1,728

Supplemental schedule of non cash investing and financing activities:
     Assumption of mortgage payable in connection
     with purchase of real estate                                              $1,065                  -                  -


                                See accompanying notes.


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                December 31, 1999
                  (Amounts in Thousands, Except Per Share Data)

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

              Income Recognition

              Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the initial term of the lease. Mortgage receivable discount was amortized over the remaining life, utilizing the interest method, based on the Company's evaluation of the collectibility of the carrying amount of the mortgage.

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

              Total   distributions   made   during   1999  and  1998   included
              approximately 21% and 74%, respectively, attributable to capital gains, with the balance to ordinary income.

              Investments in Debt and Equity Securities

              The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each report date. At December 31, 1999, all marketable securities have been classified as available-for-sale and, as a result, are stated at fair value. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders' equity.

              The Company's investment in 30 common shares of BRT Realty Trust ("BRT"), a related party of the Company, (accounting for less than 1% of the total voting power of BRT), purchased at a cost of $97 has a fair market value at December 31, 1999 of $240. The net unrealized holding gain of $143 is excluded from earnings. In addition, the Company has invested $462 in various other equity securities which have a fair market value of $352 at December 31, 1999. The aggregate net unrealized holding loss of $110 on these investments is also excluded from earnings. At December 31, 1999, the cumulative unrealized gain of $33 on these investments is reported as a separate component of stockholders' equity.

              Realized gains and losses are determined using the average cost method. During 1999 and 1998, sales proceeds and gross realized gains and losses on securities classified as available-for-sale were:

                                         1999            1998
                                         ----            ----

              Sales proceeds            $1,203          $   282
                                        ======          =======

              Gross realized losses     $   (4)         $     -
                                        ======          =======

              Gross realized gains      $   68          $    30
                                        ======          =======

              Fair Value of Financial Instruments

              The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

              Mortgages receivable: At December 31, 1998 the Company had one mortgage loan outstanding with a balance of $228 carrying an interest rate which approximated market and thus the outstanding balance approximated its fair value. The mortgage was paid off in full in July, 1999.

              Cash and cash equivalents: The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

              Investment  in  BRT  Realty  Trust:   Since  this   investment  is
              considered "available-for-sale", it is reported in the balance sheet based upon quoted market prices.

              Mortgages payable: The Company determined the estimated fair value of its debt by discounting future cash payments at their effective rates of interest, which approximate current market rates of interest for similar loans. Accordingly, there is no material difference between their carrying amount and fair value.

              Accretion on Preferred Stock

              The Company has Preferred Stock outstanding which is both redeemable and convertible. The stock was initially recorded in the financial statements at its fair value based upon the initial average trades on the American Stock Exchange. The amount by which the redemption value exceeded the carrying value was accreted using the interest method through July 1, 1999. (See Note 7.)

              Earnings Per Common Share

              Basic earnings per share was determined by dividing net income applicable to common stockholders for each year by the weighted average number of shares of Common Stock outstanding during each year.

              Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company. Diluted earnings per share was determined by dividing net income applicable to common stockholders for each year by the total of the weighted average number of shares of Common Stock outstanding plus the dilutive effect of the Company's outstanding options (3, 1 and 6 shares for the years ended 1999, 1998 and 1997, respectively) using the treasury stock method. The Preferred Stock was not considered for the purpose of computing diluted earnings per share because their assumed conversion is antidilutive.

              Options to purchase 40 shares of Common Stock at $14.50 per share, which were granted during March 1998, were not included in the computation of diluted earnings per share because the exercise price of these options is greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 41 shares of Common Stock at $13.50 per share, which were granted during March 1997, were also not included in the computation of diluted earnings per share, except for the three months ended September 1999, June 1998 and March 1998 when the exercise price of the options were lower than the average market price of the common shares.

              Cash and Cash Equivalents

              Cash  equivalents   consist  of  highly  liquid  investments  with
              maturities of three months or less when purchased.

              Valuation Allowance on Real Estate Owned

              The Company reviews each real estate asset owned for which indicators of impairment are present to determine whether the carrying amount of the asset will be recovered. Recognition of impairment is required if the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Measurement is based upon the fair market value of the asset. Real estate assets that are expected to be disposed of are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis.

              Comprehensive Income

              Effective  January 1, 1998,  the  Company  adopted  the  Financial
              Accounting Standard Board's Statement No. 130, Reporting Comprehensive Income. Statement No. 130 establishes standards for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. At December 31, 1999, accumulated other comprehensive income, which is solely comprised of the net unrealized gain on available-for-sale securities was $33.

              Segment Reporting

              Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement No. 131, Disclosure About Segments of an Enterprise and Related Information. Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As the Company operates predominantly in one industry segment, Statement No. 131 did not have a material impact on the Company's financial statements.

NOTE 3 - REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS

              The rental properties owned at December 31, 1999 are leased under noncancellable operating leases to corporate tenants with current expirations ranging from 2001 to 2038, with certain tenant renewal rights. The majority of lease agreements are net lease arrangements which require the tenant to pay not only rent but all the expenses of the leased property including maintenance, taxes, utilities and insurance. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.

              The minimum future rentals to be received over the next five years on the operating leases in effect at December 31, 1999 are as follows:

                Year Ending
                December 31,
                ------------
                  2000                              $8,635
                  2001                               8,746
                  2002                               8,463
                  2003                               7,886
                  2004                               7,847


              Included in the minimum future rentals are rentals from a property owned in fee by an unrelated third party. The Company pays annual fixed leasehold rent of $289 through April 2010 and has a right to extend the lease for up to three 15 year and one 14 year renewal options.

              At December 31, 1999, the Company has recorded an unbilled rent receivable aggregating $1,737, representing rent reported on a straight-line basis in excess of rental payments required under the initial term of the respective leases. This amount is to be billed and received pursuant to the lease terms over the next eighteen years. The minimum future rentals presented above include amounts applicable to the repayment of these unbilled rent receivables.

              For the year ended December 31, 1999, the following assets generated revenues for the Company in an amount exceeding 10% of the Company's total revenues:

                                         For the Year Ended December 31, 1999
                                         ------------------------------------

              Description                      Revenue       % of Total Revenues
              -----------                      -------       -------------------


              Total Petroleum properties (a)   $1,093              10.7%


              (a) Total Petroleum, an operator of combination gas station and retail convenience stores, is a tenant in thirteen of the Company's properties, all located in the State of Michigan.

               In connection with the Total Petroleum lease agreement (entered into in 1991), the Company deposited $2,000 with an independent escrow agent, which represented the estimated maximum amount to remediate environmental problems discovered at certain locations. The Company completed its responsibility with respect to the environmental cleanup during the year ended December 31, 1999. Included in other income for the year ended December 31, 1999 is $793 which represents the return to the Company of unused escrow funds by the escrow agent.

               Sale of Real Estate

               On July 22, 1999, the Company sold a property for a sales price of $225 and recognized a gain of $62.

               On October 30, 1998, the Company sold a property located in the State of Washington for a sales price of $1,500 and recognized a gain of $1,102. In addition, a second mortgage receivable the Company held on the property was paid off as part of the sale. The outstanding balance of this mortgage receivable was $36 at the time of the sale.

               On August 5, 1997, the property owned by a limited liability company in which the Company was a majority member was sold. A gain of $599 was realized on the sale. The Company's share of the gain was $384 after deducting the minority interest portion.


   NOTE 4 - PROVISION FOR VALUATION ADJUSTMENT

              During the year ended December 31, 1998, the Company determined that the estimated fair value of certain properties were lower than their carrying amounts and thus, the Company recorded a provision for the differences. The total provision taken on these three properties during the year ended December 31, 1998, which amounted to $157, had been presented as a reduction to real estate investments on the balance sheet.


   NOTE 5 -   INTEREST FROM RELATED PARTY

              On July 30, 1993, as a result of a public auction, the Federal Deposit Insurance Corporation sold to an entity related to the Company, for a consideration of $19,000, a $23,000 first mortgage, providing for an interest rate of 8% per annum, secured by a single tenant office building located in Manhattan, New York. The office building which secured this mortgage is owned by a partnership in which Gould Investors L.P. ("Gould"), a related party, is General Partner and in which Gould owns substantially all of the partnership interests. Simultaneously with the purchase, $13,181 was advanced by an unrelated party, $6,080 (which includes closing costs) was advanced by the Company, and the mortgage was severed into a first mortgage of $13,181 paying interest at 9 1/2% per annum held by the unrelated party and a subordinate wrap mortgage of $9,819 held by the Company. Both the first mortgage and the wrap mortgage were to mature in 2005.

              On September 16, 1998, the Company received a payoff in full of this mortgage in the amount of $7,582. The original discount of $3,738 was being amortized by the Company over the life of the mortgage and at September 16, 1998, the unamortized balance of the discount (which the Company realized as interest income) was $2,081. Interest income, including amortization of the discount of $2,321 and $334 amounted to $2,660 and $833 for the years ended 1998 and 1997, respectively. At December 31, 1999 and 1998, Gould owned 749 and 960 shares of the common stock of the Company or 25.1% and 32.6% of the equity interest and 22.7% and 28.7% of the voting rights, respectively.

              See Note 8 for other related party transaction information.

NOTE 6 -  DEBT OBLIGATIONS

              Mortgages Payable

              At December 31, 1999, there are sixteen outstanding mortgages payable, all of which are secured by individual real estate investments with an aggregate carrying value of $56,717 before accumulated depreciation. The mortgages bear interest at rates ranging from 6.9% to 9.1%, and mature between 2000 and 2024.

              Scheduled principal repayments during the next five years and thereafter are as follows:

                               Year Ending
                               December 31,
                                 2000                    $  1,464
                                 2001                         647
                                 2002                       1,984
                                 2003                       9,366
                                 2004                       3,405
                                 2005 and thereafter       18,869
                                                         --------
                                 Total                   $ 35,735
                                                         ========

              Note Payable - Bank

              On March 24, 2000 the Company entered into an agreement with European American Bank ("EAB") to provide for a two year $15,000 credit facility. The facility will be used primarily to finance the acquisition of commercial real estate. The facility provides that the Company will pay interest at EAB's prime rate on funds borrowed and an unused facility fee of 1/4%. The Company has the option to extend the term for one year. The facility is guaranteed by all of the Company's subsidiaries which own unencumbered properties.

              The $9,000 revolving credit agreement ("Credit Agreement") with Bank Leumi Trust Company of New York ("Bank Leumi") and Commercial Bank of New York (formerly First Bank of the Americas) matured on February 28, 1999. Borrowings under the Credit Agreement were used to provide the Company with funds, when needed, to acquire additional properties. The Company paid interest under the Credit Agreement at the rate of prime plus 1/2% on funds borrowed on an interest only basis, plus a 1/4% servicing fee on the outstanding balance to Bank Leumi.

   NOTE 7 -   REDEEMABLE CONVERTIBLE PREFERRED STOCK

              The Preferred Stock has the following rights, qualifications and conditions: (i) a cumulative dividend preference of $1.60 per share per annum; (ii) a liquidation preference of $16.50 per share; (iii) a right to convert each share of Preferred Stock at any time into .825 of a share of Common Stock; (iv) redeemable by the Company at $16.50 per share and (v) one-half vote per share.

              Pursuant to the Company's certificate of incorporation, as amended, each preferred shareholder of the Company had a one-time right to "put" the Preferred Stock to the Company at $16.50 per share for a period of ninety (90) days commencing July 1, 1999. During this period, preferred shareholders "put" 137 preferred shares to the Company for a total payment by the Company of $2,265. The preferred shareholders no longer have any rights to "put" their shares to the Company.

              During the year ended December 31, 1999 the Company repurchased 14 shares of Preferred Stock for an aggregate consideration of $228.


NOTE 8  - OTHER RELATED PARTY TRANSACTIONS

              Gould  charged  the Company  $248,  $202 and $179 during the years ended December 31, 1999, 1998 and 1997, respectively, for allocated general and administrative expenses and payroll based on time incurred by various employees.

              The Company paid a company controlled by the Chairman of the Board of Directors and certain officers of the Company brokerage fees totaling $102 during the year ended December 31, 1999 relating to mortgages placed on five of the Company's properties. These fees were deferred and are being amortized over the lives of the respective loans. During the year ended December 31, 1998, this company was paid a brokerage fee of $45 relating to the sale of real estate.

              During December 1999, the Company made an $80 loan to its new president providing for an interest rate equal to the prime rate and maturing in December, 2004. This loan is secured by shares of the Company purchased with the proceeds and personally guaranteed by this individual and his wife. An additional $80 loan was made at similar terms in January, 2000.

              During October 1998, Gould made a $350 loan to the same individual and his wife bearing interest at 9% and maturing in October, 2001. The loan is secured by interests in several real estate partnerships in which Gould and the Company are the majority partners, and the wife of the Company's president is the minority partner. The loan is also personally guaranteed. The outstanding balance at December 31, 1999 is $225. Gould made an additional $20 loan to him during December, 1999 bearing interest equal to the prime and maturing in December, 2004.

              See Note 5 for other related party transaction information.

  NOTE 9 -  STOCK OPTIONS

              On November 17, 1989, the directors of the Company adopted the 1989 Stock Option Plan. Stock options under the 1989 Stock Option Plan are granted at per share amounts at least equal to their fair market value at the date of grant. A maximum of 225 common shares were reserved for issuance under the 1989 Stock Option Plan, of which none are available for grant at December 31, 1999.

              On December 6, 1996, the directors of the Company adopted the 1996 Stock Option Plan (Incentive/Nonstatutory Stock Option Plan). Incentive stock options are granted at per share amounts at least equal to their fair market value at the date of grant, whereas for nonstatutory stock options the exercise price may be any amount determined by the Board of Directors. Options granted under the Plan will expire no later than ten years after the date on which the option is granted. A maximum of 125 shares of common stock of the Company are reserved for issuance to employees, officers, directors, consultants and advisors to the Company, of which 92 are available for grant at December 31, 1999.

              On March 25, 1999, the Directors of the Company granted, under the 1996 and 1989 Stock Option Plans, options to purchase a total of 47 shares of common stock at $12.375 per share to a number of the Company's officers and employees. The options are cumulatively exercisable at a rate of 25% per annum, commencing six months after the date of grant, and expire five years after the date of grant. At December 31, 1999, options to purchase 12 shares are exercisable, none of which have been exercised.

              On March 23, 1998, the Directors of the Company granted, under the 1989 Stock Option Plan, options to purchase a total of 40 shares of common stock at $14.50 per share to a number of the Company's officers and employees. The options are cumulatively exercisable at a rate of 25% per annum, commencing six months after the date of grant, and expire five years after the date of grant. At December 31, 1999, options to purchase 20 shares are exercisable, none of which have been exercised.

              On March 21, 1997, the Directors of the Company granted, under the 1989 Stock Option Plan, options to purchase a total of 41 shares of common stock at $13.50 per share to a number of the Company's officers and employees. The options are cumulatively exercisable at a rate of 25% per annum, commencing six months after the date of grant, and expire five years after the date of grant. At December 31, 1999, options to purchase 30 shares are exercisable, none of which have been exercised.

              The Company adopted Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The alternative fair value accounting provided for under FASB No. 123, Accounting for Stock-Based Compensation, is not applicable because it requires use of option valuation models that were not developed for use in valuing employee stock options.

              Pro forma information regarding net income and earnings per share is required by FASB No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1998, respectively: risk free interest rate of 6.41% and 5.64%, dividend yield of 9.7% and 8.95%, volatility factor of the expected market price of the Company's Common Stock based on historical results of .116 and .123; and expected lives of 5 years.

              The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate, management believes the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Had the fair value method of accounting been applied to the Company's stock plan, which requires recognition of compensation cost ratably over the vesting period, proforma net income applicable to common stockholders would have been $3,610 which would result in proforma earnings of $1.22 per share in 1999. The Company had elected not to present pro forma information for 1998 and 1997 because the impact on the reported net income and earnings per share is immaterial.

              Changes  in  the  number  of  common   shares   under  all  option
              arrangements are summarized as follows:

                                                               Year Ended December 31,
                                                       -------------------------------------
                                                       1999             1998            1997
                                                       ----             ----            ----

              Outstanding at beginning of period        81               41              29
              Granted                                   47               40              41
              Option prices                       $12.375-$14.50    $13.50-$14.50   $13.50-$9.125
              Exercisable at end of period              62               30              10
              Exercised                                  -                -              29
              Expired                                    -                -               -
              Outstanding at end of period             128               81              41
              Option price per share outstanding  $12.375-$14.50    $13.50-$14.50      $13.50

              As of December 31, 1999, the outstanding options had a weighted average remaining contractual life of approximately 3.28 years and a weighted average exercise price of $13.40.

   NOTE 10 - DISTRIBUTION REINVESTMENT PLAN

              In May, 1996, the Company implemented a Distribution Reinvestment Plan (the "Plan"). The Plan provides owners of record of 100 shares or more of its common and/or preferred stock the opportunity to reinvest cash distributions in newly-issued common stock of the Company at a five percent discount from the market price. No open market purchases are made under the Plan. During the years ended December 31, 1999 and 1998, the Company issued 39 and 47 common shares, respectively, under the Plan.

NOTE 11 - RIGHTS OFFERING

              On June 22, 1998, the Company sold 1,332 shares of Common Stock at $13.25 per share in a rights offering to its stockholders. The Company had issued one nontransferable right for each common and/or preferred share owned of record as of March 24, 1998 entitling the holder to purchase one share of Common Stock for a price of $13.25 per share and certain over-subscription privileges. Gould purchased 769 shares or 57.7% of the total shares issued. The offer expired on June 15, 1998.

NOTE 12 - SUBSEQUENT EVENTS

              On January 13, 2000 and February 10, 2000, the Company acquired two additional real properties. One property, leased to a single retail tenant, was acquired for a total cash consideration of approximately $1,341 with the net lease expiring in 2010. The other property, net leased to two retail tenants, was acquired for a total consideration of $7,650 with $2,650 paid in cash. The basic term of the net leases expires in 2013 and 2014 and provide lease renewal options through 2028 and 2029.

              On February 25, 2000, the Company sold a real property for a consideration of $735, realizing a gain of approximately $150.

   NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                       Quarter Ended
                                                                       -------------
                                                                                                           Total
                                           March 31      June 30       September 30      December 31      For Year
                                           --------      -------       ------------      -----------      --------

1999

Revenues                                    $2,198       $3,172(a)        $2,426             $2,384        $10,180

Net income                                     951        1,798(a)         1,125              1,005          4,879

Net income applicable to
  common stockholders                          589        1,438(a)           862                743          3,632

Net income per common share:
      Basic                                    .20          .49              .29                .25         1.23(b)
     Diluted                                   .20          .49              .29                .25         1.23(b)

(a)  Includes $793 representing the return to the Company of unused escrow funds. See Note 3.
(b) Calculated on weighted average shares outstanding for the year.

                                                                     Quarter Ended
                                                                     -------------
                                                                                                              Total
                                           March 31      June 30        September 30      December 31       For Year
                                           --------      -------        ------------      -----------       --------
1998

Revenues                                    $1,745       $1,982           $4,277(d)          $2,129        $10,133

Net income    686                              727        2,947 (c)(d)     2,058              6,418

Net income applicable to
  common stockholders                          324          364            2,583 (c)(d)       1,695          4,966

Net income per common share:
   Basic                                       .21          .21              .88                .58          2.16(e)
   Diluted
                                               .21          .21              .82                .57          2.16(e)

 (c) Net income reflects a provision for valuation adjustment of real estate amounting to $157 for the quarter ending September 30, 1998.
 (d) Includes $2,081, (or $.71 and $.58 per common share, basic and diluted, respectively) from the early payoff in September 1998 of a mortgage receivable acquired by the Company at a discount, representing the unamortized balance of the discount. See Note 5.
 (e) Calculated on weighted average shares outstanding for the year.







                                             ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                                 Schedule III - Consolidated Real Estate and Accumulated Depreciation

                                                           December 31, 1999

                                                        (Amounts in Thousands)

                                Initial Cost      Gross Amount at Which Carried At                                    Life on Which
                                 to Company                December 31, 1999                                         Depreciation in
                                                                                                                      Latest Income
                                                                                             Date Of                  Statement Is
                                                                                Accumulated Construc-     Date          Computed
                      Encumbrances  Land   Buildings  Land   Buildings  Total  Depreciation   tion      Acquired         (Years)
                      ------------  ----   ---------  ----   ---------  -----  ------------   ----      --------         --------

Free Standing
Retail Locations:
----------------

Columbus, OH            $ 4,249   $ 1,445   $ 5,781  $ 1,445  $ 5,781  $ 7,226    $  307      1996    November 19, 1997     40

Ft. Myers, FL             3,119     1,013     4,054    1,013    4,054    5,067       317      1996    November 7, 1996      40

Miscellaneous            18,040    10,843    35,317   10,731   35,106   45,837     3,206    Various   Various               40


Office Building:
----------------

New York, NY              4,426     1,344     5,300    1,344    5,300    6,644       238      1973    March 31, 1998         40

Miscellaneous                 -       181       724      181      724      905        22      1978    October 2, 1998        40


Apartment Building:
-------------------

New York, NY              4,888     1,110     4,439    1,110    4,439    5,549       895      1910    June 14, 1994          27.5


Industrial:
-----------

Miscellaneous             1,013       815     3,865      815    3,865    4,680       153    Various     Various              40
                         ------     -----     -----   ------    -----    -----     -----
                        $35,735   $16,751   $59,480  $16,639  $59,269  $75,908    $5,138
                        =======   =======   =======  =======  =======  =======    ======



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                              Notes To Schedule III
              Consolidated Real Estate And Accumulated Depreciation

  (a) Reconciliation of "Real Estate and Accumulated Depreciation"

                                                                  Year Ended December 31,
                                                                  -----------------------
                                                               1999                       1998
                                                               ----                       ----

  Investment in real estate:

  Balance, beginning of year                                 $ 63,550                   $ 50,852

  Addition: Land and buildings                                 12,564                     13,172

  Deductions:
      Cost of properties sold                                    (206)                      (317)
      Valuation allowance (c)                                       -                       (157)
                                                          -----------                    --------

  Balance, end of year                                       $ 75,908                   $ 63,550
                                                             ========                   ========


  Accumulated depreciation:

  Balance, beginning of year                                $   3,719                  $   2,535

  Addition:  depreciation                                       1,477                      1,184

  Deduction: accumulated
    depreciation related to
    properties sold                                               (58)                         -
                                                           -----------               -----------

  Balance, end of year                                      $   5,138                   $  3,719
                                                            =========                   ========


  (b) The aggregate cost of the properties is approximately $323 greater for federal income tax purposes.

  (c) During the year ended December 31, 1998, the Company took a provision for valuation adjustment of real estate totaling $157. See Note 4 to the consolidated financial statements for other information.
