Form 10-Q
period 2000-03-31
ONE LIBERTY PROPERTIES INC
filed 2000-05-15
CIK 712770

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         Commission File Number 0-11083

                          ONE LIBERTY PROPERTIES, INC.
                          ----------------------------

             (Exact name of registrant as specified in its charter)

         MARYLAND                                          13-3147497
         ------------------------------------------------------------
       (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)         Identification Number)

         60 Cutter Mill Road, Great Neck, New York              11021
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

As of May 1, 2000, the Registrant had 2,989,075 shares of Common Stock and 654,658 shares of Redeemable Convertible Preferred Stock outstanding.

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
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in Thousands, Except Per Share Data)

                                                                                      March 31,      December 31,
                                                                                        2000             1999
                                                                                        ----             ----
                                                                                    (Unaudited)

Assets
   Real estate investments, at cost
   Land                                                                               $21,014            $16,639
   Buildings                                                                           77,380             59,269
                                                                                       ------             ------
                                                                                       98,394             75,908
           Less accumulated depreciation                                                5,460              5,138
                                                                                        -----              -----
                                                                                       92,934             70,770

   Cash and cash equivalents                                                            4,251             11,247
   Unbilled rent receivable                                                             1,870              1,737
   Rent, interest, deposits and other receivables                                         906                733
   Note receivable - officer                                                              240                 80
   Investment in BRT Realty Trust-(related party)                                         225                240
   Deferred financing costs                                                             1,027                732
   Other   (including available-for-sale securities of
         $338 and $352)                                                                   402                410
                                                                                          ---                ---

           Total assets                                                              $101,855            $85,949
                                                                                     ========            =======

Liabilities and Stockholders' Equity
   Liabilities:
        Mortgages payable                                                             $50,578            $35,735
        Accrued expenses and other liabilities                                            335                412
        Dividends payable                                                               1,156                  -
                                                                                       ------             ------

           Total liabilities                                                           52,069             36,147
                                                                                       ------             ------

Commitments and contingencies                                                               -                  -


Stockholders' equity:
        Redeemable  convertible  preferred stock,
        $1 par value; $1.60 cumulative annual
        dividend; 2,300 shares authorized;
        655 shares issued; liquidation and
         redemption values of $16.50 (Note 3)                                          10,802             10,802
        Common stock, $1 par value; 25,000
         shares authorized; 2,980 shares issued
         and outstanding                                                                2,980              2,980
        Paid-in capital                                                                31,338             31,338
        Accumulated other comprehensive income - net
           unrealized gain on available-for-sale securities                                33                 33
        Accumulated undistributed net income                                            4,633              4,649
                                                                                       ------             ------

           Total stockholders' equity                                                  49,786             49,802
                                                                                       ------             ------

           Total liabilities and stockholders' equity                                $101,855            $85,949
                                                                                     ========            =======



     See accompanying notes to consolidated financial statements.


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                        2000                        1999
                                                                        ----                        ----

Revenues:
   Rental income                                                       $2,448                     $2,040
   Interest and other income                                              111                        148
                                                                          ---                        ---

                                                                        2,559                      2,188
                                                                        -----                      -----

Expenses:
   Depreciation and amortization                                          454                        390
   Interest - mortgages payable                                           749                        569
   Leasehold rent                                                          72                         72
   General and administrative                                             291                        216
                                                                          ---                        ---
                                                                        1,566                      1,247
                                                                        -----                      -----

Income before gain on sale                                                993                        941
Gain on sale of real estate and
   available-for-sale securities, net                                     147                         10
                                                                          ---                        ---

Net income                                                             $1,140                       $951
                                                                       ======                       ====

Calculation of net income applicable to common stockholders:
Net income                                                             $1,140                       $951
Less: dividends and accretion (1999)
   on preferred stock                                                     262                        362
                                                                          ---                        ---

Net income applicable to
   common stockholders                                                  $ 878                        $589
                                                                        =====                        ====

Weighted average number of common shares outstanding:
     Basic                                                              2,980                       2,947
                                                                        =====                       =====
     Diluted                                                            2,980                       2,947
                                                                        =====                       =====

Net income per common share:
     Basic                                                         $      .29                  $      .20
                                                                   ==========                  ==========
     Diluted                                                       $      .29                  $      .20
                                                                   ==========                  ==========

Cash distributions per share:

   Common Stock                                                    $      .30                  $      .30
                                                                   ==========                  ==========

   Preferred Stock                                                 $      .40                  $      .40
                                                                   ==========                  ==========

   See accompanying notes to consolidated financial statements.




                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 For the three month period ended March 31, 2000
                      and the year ended December 31, 1999
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                               Net Unrealized
                                                                               Gain (loss) on    Accumulated
                                  Preferred      Common          Paid-in       Available-for-   Undistributed
                                    Stock         Stock          Capital     Sale Securities     Net Income          Total
                                    -----         -----          -------     ---------------     ----------          -----

Balances, January 1, 1999           $    -       $2,940          $30,965             $100          $4,490           $38,495

Distributions -
   common stock                          -            -                -                -          (3,552)           (3,552)
Distributions -
   preferred stock                       -            -                -                -          (1,168)          (1,168)
Preferred stock                     10,802            -                -                           10,802
Accretion on
   preferred stock                       -            -              (79)               -               -              (79)
Preferred shares converted
   to common stock                       -            1                7                -               -                8
Shares issued through
   dividend reinvestment plan            -           39              445                -               -              484
     Net income                          -            -                -                -           4,879            4,879
     Other comprehensive income-
      net unrealized loss on
      available-for-sale securities      -            -                -              (67)              -              (67)
                                                                                                                       ----
Comprehensive income                     -            -                -                -               -            4,812
                                    ----------    ---------       ---------         ---------      --------         -------

Balances, December 31, 1999         10,802        2,980           31,338               33           4,649            49,802

Distributions -
   common stock                          -            -                -                -            (894)             (894)
Distributions -
   preferred stock                       -            -                -                -            (262)             (262)
Net income and
     comprehensive income                -            -                -                -           1,140             1,140
                                    ---------     ---------      --------         ---------     -----------           -----
Balances,
   March 31, 2000                  $10,802       $2,980          $31,338             $ 33           $4,633          $49,786
                                   =======       ======          =======             ====           ======          =======


See accompanying notes to consolidated financial statements.


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                                2000                  1999
                                                                                                ----                  ----

Cash flows from operating activities:
   Net income                                                                                 $  1,140                $  951
   Adjustments to reconcile net income
     to net cash provided by operating activities:
   Gain on sale of real estate and
     available-for-sale securities, net                                                           (147)                  (10)
   Increase in rental income from straight-lining of rent                                         (133)                 (138)
   Depreciation and amortization                                                                   454                   390
   Changes in assets and liabilities:
   Increase in rent, interest,
     deposits and other receivables                                                               (179)                  (52)
   (Decrease) increase in accrued expenses and other liabilities                                   (66)                  228
                                                                                                   ----                  ---

           Net cash provided by operating activities                                             1,069                 1,369
                                                                                                 -----                 -----

Cash flows from investing activities:
   Additions to real estate                                                                    (23,123)              (10,207)
   Net proceeds from sale of real estate                                                           697                     -
   Purchase of available-for-sale securities                                                         -                  (662)
   Net proceeds from sale of available-for-sale securities                                          21                   254
   Collection of mortgages receivable                                                                -                     5
   Payments to minority interest by subsidiary                                                     (13)                   (5)
                                                                                                   ----                   ---

           Net cash used in investing activities                                               (22,418)              (10,615)
                                                                                               --------              --------

Cash flows from financing activities:
   Proceeds from mortgages payable                                                              15,000                     -
   Repayment of mortgages payable                                                                 (156)                 (117)
   Payment of financing costs                                                                     (331)                  (21)
   Cash distributions - common stock                                                                 -                  (883)
   Cash distributions - preferred stock                                                              -                  (323)
   Note receivable - officer                                                                      (160)                    -
   Issuance of shares through dividend reinvestment plan                                             -                    81
   Repurchase of preferred stock, which was cancelled                                                -                   (39)
                                                                                                ------                ------

           Net cash provided by (used in) financing activities                                  14,353                (1,302)
                                                                                                ------                 -----

           Net decrease in cash and cash equivalents                                            (6,996)              (10,548)

Cash and cash equivalents at beginning of period                                                11,247                19,090
                                                                                                ------                ------

Cash and cash equivalents at end of period                                                     $ 4,251               $ 8,542
                                                                                               =======               =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest expense                                           $    749              $    570

Supplemental schedule of non cash investing and financing activities:
   Assumption of mortgage payable in connection
     with purchase of real estate                                                             $      -              $  1,065

 See accompanying notes to consolidated financial statements.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results for the full year.

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

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Note 2 - Earnings Per Common Share

For the three months ended March 31, 2000 and 1999 basic earnings per share was determined by dividing net income applicable to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during each period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company. For the three month periods ended March 31, 2000 and 1999 diluted earnings per share was determined by dividing net income applicable to common stockholders for the period by the total of the weighted average number of

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 2 - Earnings Per Common Share (Continued)

shares of Common Stock outstanding plus the dilutive effect of the Company's outstanding options (206 and 46 for the three months ended March 31, 2000 and 1999, respectively) using the treasury stock method. The Preferred Stock was not considered for the purpose of computing diluted earnings per share because their assumed conversion is antidilutive.

Options to purchase 128,000 shares of Common Stock at $12.375, $14.50 and $13.50 per share (which were granted during March 1999, 1998 and 1997, respectively) were not included in the computation of diluted earnings per share because the exercise price of these options are greater than the average market price of the common shares as of March 31, 2000 and, therefore, the effect would be antidilutive.

Note 3 - Preferred and Common Stock Dividend Distributions

On March 15, 2000 the Board of Directors declared quarterly cash distributions of $.30 and $.40 per share on the Company's common and preferred stock, respectively, payable on April 3, 2000 to stockholders of record on March 28, 2000.

Note 4 - Revolving Credit Facility

On March 24, 2000, the Company consummated a $15,000,000 Revolving Credit Facility ("Facility") with European American Bank ("EAB"). The Facility provides that the Company pay interest at EAB's prime rate on funds borrowed under the Facility and an unused facility fee of 1/4 of 1%. The Company paid $175,000 in fees and closing costs which are being amortized over the term of the loan. The Facility matures on March 24, 2002 with an option to extend the term for one year. The Facility is guaranteed by all of the Company's subsidiaries which own unencumbered properties.

The Facility will be used primarily to finance the acquisition of commercial real estate. The Company is required to comply with certain covenants. Net proceeds received from the sale or refinance of properties are required to be used to repay amounts outstanding under the Facility if proceeds from the Facility were used to purchase the property.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 5 - Property Acquisitions

During the three months ended March 31, 2000, the Company acquired three properties for a total consideration of approximately $23,123,000. First mortgages totaling $15,000,000 were placed on two of these properties and the balance was paid in cash.

On April 11, 2000, an additional property was purchased for a consideration of approximately $11,500,000. The property was financed at closing by taking title to an existing first mortgage with a balance of approximately $9,000,000 and the balance was funded from the Company's revolving credit facility.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Liquidity and Capital Resources

The Company's primary sources of liquidity are cash and cash equivalents ($4,251,000 at March 31, 2000), the $15,000,000 revolving credit facility and cash generated from operating activities. On March 24, 2000 the Company entered into an agreement with European American Bank ("EAB") to provide a $15,000,000 revolving credit facility ("Facility"). The Facility will be used primarily to finance the acquisition of commercial real estate. The Facility matures on March 24, 2002 with an option to extend through March 24, 2003. Borrowings under the Facility bear interest at EAB's prime rate and there is an unused facility fee of one-quarter of 1%. The Company is required to comply with certain covenants. Net proceeds received from the sale or refinance of properties are required to be used to repay amounts outstanding under the Facility if proceeds from the Facility were used to purchase the property. The Facility is guaranteed by all Company subsidiaries which own unencumbered properties. The Company had not drawn down any funds under the credit agreement as of March 31, 2000.

During the three months ended March 31, 2000, the Company acquired three properties for a total consideration of approximately $23,123,000. First mortgages totaling $15,000,000 were placed on two of these properties and the balance of $8,123,000 was paid in cash.

In April 2000, the Company acquired a property located in Hanover, Pennsylvania for a consideration of approximately $11,500,000, of which $2,500,000 was funded from the Facility. The Company assumed a mortgage note with an outstanding balance of approximately $9,000,000 which was collateralized by the property. The building is triple net leased on a long term basis to a large manufacturing company.

The Company is currently in discussions concerning the acquisition of additional net leased properties. Cash provided from operations and the Company's cash position will provide funds for cash distributions to shareholders and operating expenses. These sources of funds as well as funds available from the credit facility will provide funds for future property acquisitions. It will continue to be the Company's policy to make sufficient cash distributions to shareholders in order for the Company to maintain its real estate investment trust status under the Internal Revenue Code.

Results of Operations

Three Months Ended March 31, 2000 and 1999

Rental income increased by $408,000 to $2,448,000 for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 primarily due to the acquisition of three properties in 2000 and the inclusion of rental income on four properties acquired in 1999 for a full quarter.

Interest and other income decreased by $37,000 to $111,000 for the three months March 31, 2000 primarily due to a decrease in interest earned on cash and cash equivalents available for investment as a result of the cash used to fund property acquisitions.

The increase in depreciation and amortization expense of $64,000 for the three months ended March 31, 2000 to $454,000 primarily results from depreciation on the seven properties acquired during 2000 and 1999.

The increase in interest-mortgages payable to $749,000 for the three months ended March 31, 2000 from $569,000 for the three months ended March 31, 1999 is due to mortgages placed on six of the properties acquired during 2000 and 1999.

General and administrative expenses increased by $75,000 to $287,000 for the three months ended March 31, 2000. This increase was primarily due to an increase in payroll and payroll related expenses.

Gain on sale of real estate and available-for-sale securities during the three months ended March 31, 2000 results substantially from a gain of $156,000 on the sale of a property located in South Carolina.

Item 3. - Quantitative and Qualitative Disclosures About Market Risks

The Company has considered the effects of derivatives and exposures to market risk relating to interest rate, foreign currency exchange rate, commodity price and equity price risk. The Company 's mortgages payable bear fixed interest rates and therefore there is no material market risk associates with these instruments.



                        Part II - Other Information

Item 6. - Exhibits and Reports on Form 8-K

On February 18, 2000, the Company filed a current report on Form 8-K to report the acquisition on February 10, 2000 of a property located in Plano, Texas for approximately $7,650,000. In connection with the acquisition, the Company obtained a $5,000,000 first mortgage. Audited financial statements and unaudited pro forma financial statements relating to this acquisition were filed on Form 8-K/A on April 24, 2000.

On March 31, 2000, the Company filed a current report on Form 8-K to report that on March 24, 2000 the Company consummated a $15,000,000 revolving credit facility with European American Bank.

On April 11, 2000, the Company filed a current report on Form 8-K to report the acquisition on March 29, 2000 of a property located in El Paso, Texas for approximately $14,066,000. In connection with the acquisition, the Company obtained a $10,000,000 first mortgage. Audited financial statements and unaudited pro forma financial statements relating to this acquisition were filed on Form 8-K/A on May 11, 2000.

On May 2, 2000, the Company filed a current report on Form 8-K to report the acquisition on April 11, 2000 of a property located in Hanover, Pennsylvania for approximately $11,463,000. The property was financed at closing by taking title to an existing first mortgage with a balance of approximately $9,000,000. Audited financial statements and unaudited pro forma financial statements relating to this acquisition were filed on Form 8-K/A on May 11, 2000.

                         ONE LIBERTY PROPERTIES, INC.


                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       One Liberty Properties, Inc.
                       ----------------------------
                               (Registrant)






May 15, 2000               /s/ Jeffrey Fishman
------------               -------------------
 Date                      Jeffrey Fishman
                           President





May 15, 2000               /s/ David W. Kalish
------------               -------------------
 Date                      David W. Kalish
                           Vice President and
                           Chief Financial Officer