Form 10-Q
period 2000-06-30
ONE LIBERTY PROPERTIES INC
filed 2000-08-11
CIK 712770

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         Commission File Number 0-11083
                                                -------
                          ONE LIBERTY PROPERTIES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

          MARYLAND                                         13-3147497
          -----------------------------------------------------------
          (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)      Identification Number)

          60 Cutter Mill Road, Great Neck, New York             11021
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

          As of August 10, 2000, the Registrant had 2,998,009 shares of Common Stock and 651,658 shares of Redeemable Convertible Preferred Stock outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was re-required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days.

                            Yes X              No
                               ---

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in Thousands, Except Per Share Data)



                                                                                      June 30,         December 31,
                                                                                        2000              1999
                                                                                        ----              ----
                                                                                     (Unaudited)

Assets
   Real estate investments, at cost
   Land                                                                               $23,314            $16,639
   Buildings                                                                           86,746             59,269
                                                                                       ------             ------
                                                                                      110,060             75,908
           Less accumulated depreciation                                                5,949              5,138
                                                                                        -----              -----
                                                                                      104,111             70,770

   Cash and cash equivalents                                                            2,754             11,247
   Unbilled rent receivable                                                             2,068              1,737
   Rent, interest, deposits and other receivables                                       1,061                733
   Note receivable - officer                                                              240                 80
   Investment in BRT Realty Trust-(related party)                                         240                240
   Deferred financing costs                                                             1,156                732
   Other   (including available-for-sale securities of
         $312 and $352)                                                                   401                410
                                                                                          ---                ---

           Total assets                                                              $112,031            $85,949
                                                                                     ========            =======

Liabilities and Stockholders' Equity
   Liabilities:
        Mortgages payable                                                             $59,381            $35,735
        Line of credit (Note 4)                                                         1,000                  -
        Accrued expenses and other liabilities                                            567                412
        Dividends payable                                                               1,159                  -
                                                                                      -------            -------

           Total liabilities                                                           62,107             36,147
                                                                                       ------             ------

Commitments and contingencies                                                               -                  -


Stockholders' equity:
        Redeemable  convertible  preferred stock,
        $1 par value; $1.60 cumulative annual
        dividend; 2,300 shares authorized;
        655 shares issued; iquidation and
         redemption values of $16.50                                                   10,802             10,802
        Common stock, $1 par value; 25,000
         shares authorized; 2,989 and 2,980
         shares issued  and outstanding                                                 2,989              2,980
        Paid-in capital                                                                31,425             31,338
        Accumulated other comprehensive income - net
           unrealized gain on available-for-sale securities                                78                 33
        Accumulated undistributed net income                                            4,630              4,649
                                                                                       ------             ------

           Total stockholders' equity                                                  49,924             49,802
                                                                                       ------             ------

           Total liabilities and stockholders' equity                                $112,031            $85,949
                                                                                     ========            =======




       See accompanying notes to consolidated financial statements.



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                    Three Months Ended                    Six Months Ended
                                                                         June 30,                            June 30,
                                                                ------------------------              ----------------------
                                                                 2000               1999               2000              1999
                                                                 ----               ----               ----              ----

Revenues:
   Rental income                                               $3,255              $2,222            $5,704             $4,262
   Interest and other income                                       40                 911               150              1,058
                                                               ------                 ---               ---              -----

                                                                3,295               3,133             5,854              5,320
                                                                -----               -----             -----              -----

Expenses:
   Depreciation and amortization                                  614                 416             1,068                806
   Interest - mortgages payable                                 1,161                 617             1,910              1,186
   Interest - line of credit                                       52                   -                52                  -
   Leasehold rent                                                  72                  72               144                144
   General and administrative                                     280                 269               571                485
                                                                  ---                 ---               ---                ---

                                                                2,179               1,374             3,745              2,621
                                                                -----               -----             -----              -----

Income before gain on sale                                      1,116               1,759             2,109              2,699
   Gain on sale of real estate and
   available-for-sale securities, net                              40                  39               187                 50
                                                                   --                  --               ---                 --

Net income                                                     $1,156              $1,798            $2,296             $2,749
                                                               ======              ======            ======             ======

Calculation of net income applicable to common stockholders:
Net income                                                     $1,156              $1,798            $2,296             $2,749
Less: dividends and accretion (1999)
   on preferred stock                                             262                 360               524                722
                                                                  ---                 ---               ---                ---

Net income applicable to
   common stockholders                                        $   894              $1,438             $1,772            $2,027
                                                              =======              ======             ======            ======

Weighted average number of common shares outstanding:
     Basic                                                      2,989               2,956              2,984             2,951
                                                                =====               =====              =====             =====
     Diluted                                                    2,990               2,958              2,985             2,952
                                                                =====               =====              =====             =====

Net income per common share:
     Basic                                                   $    .30            $    .49           $    .59          $    .69
                                                             ========            ========           ========          ========
     Diluted                                                 $    .30            $    .49           $    .59          $    .69
                                                             ========            ========           ========          ========

Cash distributions per share:
   Common Stock                                              $    .30            $    .30           $    .60          $    .60
                                                             ========            ========           ========          ========
   Preferred Stock                                           $    .40            $    .40           $    .80          $    .80
                                                             ========            ========           ========          ========


          See accompanying notes to consolidated financial statements.



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  For the six month period ended June 30, 2000
                      and the year ended December 31, 1999
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                                         Net Unrealized
                                                                                         Gain (loss) on   Accumulated
                                              Preferred       Common        Paid-in      Available-for-  Undistributed
                                                Stock         Stock         Capital     Sale Securities    Net Income     Total
                                                -----         -----         -------     ---------------    ----------     -----

Balances, January 1, 1999                      $     -        $2,940        $30,965           $100          $4,490       $38,495

Distributions -
   common stock                                      -             -              -              -          (3,552)       (3,552)
Distributions -
   preferred stock                                   -             -              -              -          (1,168)       (1,168)
Preferred stock                                 10,802             -              -              -               -        10,802
Accretion on
   preferred stock                                   -             -            (79)             -               -           (79)
Preferred shares converted
   to common stock                                   -             1              7              -               -             8
Shares issued through
   dividend reinvestment plan                        -            39            445              -               -           484
     Net income                                      -             -              -              -           4,879         4,879
     Other comprehensive income-
      net unrealized loss on
      available-for-sale securities                  -             -              -            (67)              -           (67)
                                                                                                                            ----
Comprehensive income                                 -             -              -              -               -         4,812
                                              --------      --------       ----------      -------            -----        -----
Balances, December 31, 1999                     10,802         2,980         31,338             33           4,649        49,802

Distributions -
   common stock                                      -             -              -              -          (1,791)       (1,791)
Distributions -
   preferred stock                                   -             -              -              -            (524)         (524)
Shares issued through
   dividend reinvestment plan                        -             9             87              -               -            96
     Net income                                      -             -              -              -           2,296         2,296
     Other comprehensive income-
      net unrealized gain on
      available-for-sale securities                  -             -              -             45               -            45
                                                                                                                              --
Comprehensive income                                 -             -              -              -               -         2,341
                                              --------      --------       --------       --------        --------       -------

Balances, June 30, 2000                        $10,802        $2,989        $31,425           $ 78          $4,630       $49,924
                                               =======        ======        =======           ====          ======       =======





    See accompanying notes to consolidated financial statements.



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)


                                                                                                       Six Months Ended
                                                                                                           June 30,
                                                                                                  2000                  1999
                                                                                                  ----                  ----

Cash flows from operating activities:
   Net income                                                                                  $ 2,296               $ 2,749
   Adjustments to reconcile net income
     to net cash provided by operating activities:
   Gain on sale of real estate and
     available-for-sale securities, net                                                           (187)                  (50)
   Increase in rental income from straight-lining of rent                                         (331)                 (284)
   Depreciation and amortization                                                                 1,068                   806
   Changes in assets and liabilities:
   (Increase) decrease in rent, interest,
     deposits and other receivables                                                               (360)                  310
   Increase in accrued expenses and other liabilities                                              171                   288
                                                                                                ------                   ---

           Net cash provided by operating activities                                             2,657                 3,819
                                                                                                 -----                 -----

Cash flows from investing activities:
   Additions to real estate                                                                    (25,928)              (10,146)
   Net proceeds from sale of real estate                                                           837                     -
   Purchase of available-for-sale securities                                                         -                  (756)
   Net proceeds from sale of available-for-sale securities                                          74                 1,003
   Collection of mortgages receivable                                                                -                    10
   Payments to minority interest by subsidiary                                                     (16)                   (7)
                                                                                                   ----                   ---

           Net cash used in investing activities                                               (25,033)               (9,896)
                                                                                               --------               -------

Cash flows from financing activities:
   Proceeds from mortgages payable                                                              15,000                 1,800
   Repayment of mortgages payable                                                                 (369)                 (245)
   Payment of financing costs                                                                     (528)                 (214)
   Borrowings from line of credit                                                                1,000                     -
   Cash distributions - common stock                                                              (894)               (1,769)
   Cash distributions - preferred stock                                                           (262)                 (643)
   Note receivable - officer                                                                      (160)                    -
   Issuance of shares through dividend reinvestment plan                                            96                   191
   Repurchase of preferred stock, which was cancelled                                                -                   (94)
                                                                                               -------               -------

           Net cash provided by (used in) financing activities                                  13,883                  (974)
                                                                                                ------                  -----

           Net decrease in cash and cash equivalents                                            (8,493)               (7,051)

Cash and cash equivalents at beginning of period                                                11,247                19,090
                                                                                                ------               -------

Cash and cash equivalents at end of period                                                     $ 2,754              $ 12,039
                                                                                               =======              ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest expense                                            $ 1,918              $  1,188

Supplemental schedule of non cash investing and financing activities:
   Assumption of mortgage payable in connection
     with purchase of real estate                                                              $ 9,015              $  1,065



    See accompanying notes to consolidated financial statements.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 2000 and for the six and three months ended June 30, 2000 and 1999 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the six and three months ended June 30, 2000 are not necessarily indicative of the results for the full year.

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

Note 2 - Earnings Per Common Share

For the six and three months ended June 30, 2000 and 1999 basic earnings per share was determined by dividing net income applicable to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during each period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company. For the six and three month periods ended June 30, 2000 and 1999 diluted earnings per share was determined by dividing net income applicable to common stockholders for the period by the total of the weighted average number of

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 2 - Earnings Per Common Share (Continued)

shares of Common Stock outstanding plus the dilutive effect of the Company's outstanding options (602 and 998 for the six and three months ended June 30, 2000 and 1,105 and 2,210 for the six and three months ended June 30, 1999, respectively) using the treasury stock method. The Preferred Stock was not considered for the purpose of computing diluted earnings per share because their assumed conversion is antidilutive.

Options to purchase 128,000 shares of Common Stock at $12.375, $14.50 and $13.50 per share (which were granted during March 1999, 1998 and 1997, respectively) were not included in the computation of diluted earnings per share because the exercise prices of these options are greater than the average market price of the common shares as of June 30, 2000 and, therefore, the effect would be antidilutive.

Note 3 - Preferred and Common Stock Dividend Distributions

On June 8, 2000 the Board of Directors declared quarterly cash distributions of $.30 and $.40 per share on the Company's common and preferred stock, respectively, which was paid on July 5, 2000 to stockholders of record on June 20, 2000.

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

The Facility is being used primarily to finance the acquisition of commercial real estate. The Company is required to comply with certain covenants. Net proceeds received from the sale or refinance of properties are required to be used to repay amounts outstanding under the Facility if proceeds from the Facility were used to purchase the property.

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

On April 11, 2000, an additional property was purchased for a consideration of $11,767,000. The property was financed at closing by the Company assuming on a non-recourse basis, the existing first mortgage with a principal balance of $9,015,000 and the balance of the purchase price was funded from the Company's revolving credit facility.

Note 6 - Comprehensive Income

Statement No. 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During the three and six months ended June 30, 2000, accumulated other comprehensive income, which is solely composed of the net unrealized gain on available-for-sale securities, increased $45,000 to $78,000 from $33,000. During the three and six months ended June 30, 1999 comprehensive income increased $106,000 from $46,000 to $152,000 and increased $52,000 from $100,000 to $152,000, respectively.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Liquidity and Capital Resources

The Company's primary sources of liquidity are cash and cash equivalents ($2,754,000 at June 30, 2000), a $15,000,000 revolving credit facility and cash generated from operating activities. On March 24, 2000 the Company entered into an agreement with European American Bank ("EAB") to provide a $15,000,000 revolving credit facility ("Facility"). The Facility is being used primarily to finance the acquisition of commercial real estate. The Facility matures on March 24, 2002 with an option to extend through March 24, 2003. Borrowings under the Facility bear interest at EAB's prime rate and there is an unused facility fee of one-quarter of 1%. Net proceeds received from the sale or refinance of properties are required to be used to repay amounts outstanding under the Facility if proceeds from the Facility were used to purchase the property. The Facility is guaranteed by all Company subsidiaries which own unencumbered properties. At June 30, 2000 $1,000,000 was outstanding under the Facility.

In April 2000, the Company acquired a property located in Hanover, Pennsylvania for a consideration of $11,767,000, of which $2,500,000 was funded from the Facility, a portion of which was subsequently repaid. The Company assumed a mortgage note with an outstanding principal balance of $9,015,000. The building is triple net leased to a large manufacturing company.

During the three months ended March 31, 2000, the Company acquired three properties for a total consideration of approximately $23,123,000. First mortgages totaling $15,000,000 were placed on two of these properties and the balance of $8,123,000 was paid in cash.

The Company is currently in discussions concerning the acquisition of additional net leased properties. Cash provided from operations and the Company's cash position will provide funds for cash distributions to shareholders and operating expenses. These sources of funds as well as funds available from the Facility will provide funds for future property acquisitions. It will continue to be the Company's policy to make sufficient cash distributions to shareholders in order for the Company to maintain its real estate investment trust status under the Internal Revenue Code.

On July 6, 2000, the Company announced that its Board of Directors had authorized the purchase of its outstanding preferred stock from time-to-time in the open market and in private transactions. The Board of Directors of the Company allocated $1,000,000 to this repurchase program. To date, 3,000 shares of preferred stock have been repurchased under this program in the open market at a total cost of $41,400.

Results of Operations

Six and Three Months Ended June 30, 2000 and 1999

Rental income increased by $1,442,000 to $5,704,000 and $1,033,000 to $3,255,000
for the six and three months ended June 30, 2000 as compared to the six and three months ended June 30, 1999 primarily due to the acquisition of four properties in 2000 and the inclusion of rental income on four properties acquired in 1999 for the full 2000 periods.

Interest and other income decreased by $908,000 and $871,000 for the six and three months ended June 30, 2000 to $150,000 and $40,000, primarily because in the second quarter of the 1999 fiscal year $793,000 of unused escrow funds relating to the Company's obligation to perform environmental remediation at certain locations net leased to Total Petroleum was returned to the Company upon completion of the Company's responsibility. Interest and other income also decreased due to a reduction in interest earned on cash and cash equivalents available for investment, as cash and cash equivalents were applied to fund property acquisitions.

Increases in depreciation and amortization expense of $262,000 and $198,000 for the six and three months ended June 30, 2000 to $1,068,000 and $614,000 primarily result from depreciation on the eight properties acquired during 2000 and 1999.

The increases in interest-mortgages payable to $1,910,000 and $1,161,000 for the six and three months ended June 30, 2000 from $1,186,000 and $617,000 for the six and three months ended June 30, 1999 is due to mortgages placed on seven of the properties acquired during 2000 and 1999. Interest - line of credit amounted to $52,000 during the six and three months ended June 30, 2000 resulting from borrowings under the credit agreement. There were no such borrowings during the prior year periods.

General and administrative expenses increased by $86,000 and $11,000 for the six and three months ended June 30, 2000 to $571,000 and $280,000. These increases were primarily due to an increase in payroll and payroll related expenses.

Gain on sale of real estate and available-for-sale securities during the six and three months ended June 30, 2000 results substantially from a gain of $43,000 on the sale of a property located in Kansas during the three months ended June 30, 2000 and from a gain of $156,000 on the sale of a property located in South Carolina during the three months ended March 31, 2000.

Item 3. - Quantitative and Qualitative Disclosures About Market Risks

The Company has considered the effects of derivatives and exposures to market risk relating to interest rate, foreign currency exchange rate, commodity price and equity price risk. The Company 's mortgages payable bear fixed interest rates and therefore there is no material market risk associated with these instruments. The Company's exposure to market risk relates to its variable rate unsecured credit facility, with the initial borrowing occurring during the quarter ended June 30, 2000. This variable rate indebtedness had a weighted average interest rate of 9.4% and the Company believes that a 1% change in interest rates would not have a material effect on income.



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

On May 2, 2000, the Company filed a current report on Form 8-K to report the acquisition on April 11, 2000 of a property located in Hanover, Pennsylvania for approximately $11,463,000. The property was financed at closing by the Company assuming on a non-recourse basis the existing first mortgage with a principal balance of approximately $9,000,000. Audited financial statements and unaudited pro forma financial statements relating to this acquisition were filed on Form 8-K/A on May 11, 2000.

                        ONE LIBERTY PROPERTIES, INC.


                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           One Liberty Properties, Inc.
                                                     (Registrant)






August 11, 2000            /s/ Jeffrey Fishman
---------------            -------------------
 Date                      Jeffrey Fishman
                           President





August 11, 2000            /s/ David W. Kalish
---------------            -------------------
 Date                      David W. Kalish
                           Vice President and
                           Chief Financial Officer