Form 10-Q
period 2000-09-30
ONE LIBERTY PROPERTIES INC
filed 2000-11-13
CIK 712770

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         Commission File Number 0-11083
                                     -------

                          ONE LIBERTY PROPERTIES, INC.

             (Exact name of registrant as specified in its charter)

           MARYLAND                                         13-3147497
        ----------------------------------------------------------------
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)          Identification Number)

          60 Cutter Mill Road, Great Neck, New York            11021
         ---------------------------------------------------------------
          (Address of principal executive office)           (Zip Code)

       Registrant's telephone number, including area code: (516) 466-3100
                                                          ---------------

            Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

         As of November 6, 2000, the Registrant had 3,003,905 shares of
            Common Stock and 648,058 shares of Redeemable Convertible
                          Preferred Stock outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No
                                    --- ----


Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in Thousands, Except Per Share Data)



                                                                 September 30,     December 31,
                                                                     2000             1999
                                                                     ----             ----
                                                                  (Unaudited)

Assets
   Real estate investments, at cost
   Land                                                             $24,738         $16,639
   Buildings                                                         92,495          59,269
                                                                     ------          ------
                                                                    117,233          75,908
     Less accumulated depreciation                                    6,522           5,138
                                                                      -----           -----
                                                                    110,711          70,770

   Cash and cash equivalents                                          2,985          11,247
   Unbilled rent receivable                                           2,253           1,737
   Rent, interest, deposits and other receivables                     1,038             733
   Note receivable - officer                                            240              80
   Investment in BRT Realty Trust-(related party)                       254             240
   Deferred financing costs                                           1,090             732
   Other (including available-for-sale
    securities of $236 and $352)                                        308             410
                                                                        ---             ---

           Total assets                                            $118,879         $85,949
                                                                   ========         =======

Liabilities and Stockholders' Equity
   Liabilities:
        Mortgages payable                                           $59,181         $35,735
        Line of credit (Note 4)                                       8,000               -
        Accrued expenses and other liabilities                          624             412
        Dividends payable                                             1,160               -
                                                                    -------         -------
           Total liabilities                                         68,965          36,147
                                                                    -------         -------

Commitments and contingencies                                             -               -


Stockholders' equity:
    Redeemable  convertible preferred stock,
     $1 par value; $1.60 cumulative annual
     dividend; 2,300 shares authorized; 652
     and 655 shares issued; liquidation and
     redemption values of $16.50                                     10,752          10,802
    Common stock, $1 par value; 25,000
     shares authorized; 2,998 and 2,980
     shares issued  and outstanding                                   2,998           2,980
    Paid-in capital                                                  31,523          31,338
    Accumulated other comprehensive income - net
     unrealized gain on available-for-sale securities                    90              33
    Accumulated undistributed net income                              4,551           4,649
                                                                     ------          ------

           Total stockholders' equity                                49,914          49,802
                                                                     ------          ------

           Total liabilities and stockholders' equity              $118,879         $85,949
                                                                   ========         =======




          See accompanying notes to consolidated financial statements.


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                             Three Months Ended              Nine Months Ended
                                                               September 30,                    September 30,
                                                               -------------                    -------------
                                                             2000         1999              2000           1999
                                                             ----         ----              ----           ----

Revenues:
   Rental income                                            $3,321       $2,277            $9,025         $6,539
   Interest and other income (Note 7)                           35          149               185          1,258
                                                                --          ---               ---          -----

                                                             3,356        2,426             9,210          7,797
                                                             -----        -----             -----          -----

Expenses:
   Depreciation and amortization                               642          417             1,710          1,223
   Interest - mortgages payable                              1,166          667             3,076          1,853
   Interest - line of credit                                   105            -               157              -
   Leasehold rent                                               72           72               217            217
   General and administrative                                  293          207               863            692
                                                               ---          ---               ---            ---

                                                             2,278        1,363             6,023          3,985
                                                             -----        -----             -----          -----

Income before gain on sale                                   1,078        1,063             3,187          3,812
   Gain on sale of real estate and
   available-for-sale securities, net                            3           62               189             62
                                                                 -           --               ---             --

Net income                                                  $1,081       $1,125            $3,376         $3,874
                                                            ======       ======            ======         ======

Calculation of net income applicable to
  common stockholders:
Net income                                                  $1,081       $1,125            $3,376         $3,874
Less: dividends and accretion (1999)
   on preferred stock                                          261          263               784            985
                                                               ---          ---               ---            ---

Net income applicable to
   common stockholders                                     $   820      $   862            $2,592         $2,889
                                                           =======      =======            ======         ======

Weighted average number of common
  shares outstanding:
     Basic                                                   2,998        2,963             2,989          2,955
                                                             =====        =====             =====          =====
     Diluted                                                 2,999        2,971             2,990          2,959
                                                             =====        =====             =====          =====

Net income per common share:
     Basic                                                 $   .27      $   .29            $  .87         $  .98
                                                           =======      =======            ======         ======
     Diluted                                               $   .27      $   .29            $  .87         $  .98
                                                           =======      =======            ======         ======

Cash distributions per share:
   Common Stock                                            $   .30      $   .30            $  .90         $  .90
                                                           =======      =======            ======         ======
   Preferred Stock                                         $   .40      $   .40            $ 1.20         $ 1.20
                                                           =======      =======            ======         ======




             See accompanying notes to consolidated financial statements.



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

         For the nine month period ended September 30, 2000 (unaudited)
                      and the year ended December 31, 1999
                             (Amounts in Thousands)

                                                                                        Net Unrealized
                                                                                        Gain (loss) on     Accumulated
                                               Preferred       Common       Paid-in      Available-for    Undistributed
                                                 Stock          Stock       Capital     Sale Securities     Net Income     Total
                                                -------        ------       -------     ----------------    ----------     -----

Balances, January 1, 1999                      $     -         $2,940       $30,965         $  100            $4,490      $38,495

Distributions -
   common stock                                      -              -             -              -            (3,552)      (3,552)
Distributions -
   preferred stock                                   -              -             -              -            (1,168)      (1,168)
Preferred stock                                 10,802              -             -              -                 -       10,802
Accretion on
   preferred stock                                   -              -           (79)             -                 -          (79)
Preferred shares converted
   to common stock                                   -              1             7              -                 -            8
Shares issued through
   dividend reinvestment plan                        -             39           445              -                 -          484
     Net income                                      -              -             -              -             4,879        4,879
     Other comprehensive income-
      net unrealized loss on
      available-for-sale securities                  -              -             -            (67)                -          (67)
                                                                                                                             ----
Comprehensive income                                 -              -             -              -                 -        4,812
                                               -------         ------        ------         ------             -----        -----

Balances, December 31, 1999                     10,802          2,980        31,338             33             4,649       49,802

Distributions -
   common stock                                      -              -             -              -            (2,690)      (2,690)
Distributions -
   preferred stock                                   -              -             -              -              (784)        (784)
Shares issued through
   dividend reinvestment plan                        -             18           177              -                 -          195
Repurchase of preferred stock,
   which was cancelled                             (50)             -             8              -                 -          (42)
     Net income                                      -              -             -              -             3,376        3,376
     Other comprehensive income-
      net unrealized gain on
      available-for-sale securities                  -              -             -             57                 -           57
                                                                                                                               --
Comprehensive income                                 -              -             -              -                 -        3,433
                                               -------         ------       -------        -------          --------      -------

Balances, September 30, 2000                   $10,752         $2,998       $31,523        $    90          $  4,551      $49,914
                                               =======         ======       =======        =======          ========      =======


       See accompanying notes to consolidated financial statements.

                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                              2000            1999
                                                                              ----            ----

Cash flows from operating activities:
   Net income                                                               $ 3,376          $ 3,874
   Adjustments to reconcile net income
     to net cash provided by operating activities:
   Gain on sale of real estate and
     available-for-sale securities, net                                        (189)             (62)
   Increase in rental income from straight-lining of rent                      (516)            (428)
   Depreciation and amortization                                              1,710            1,223
   Changes in assets and liabilities:
   (Increase) in rent, interest, deposits and other receivables                (319)             (40)
   Increase in accrued expenses and other liabilities                           234               54
                                                                              ------            -----

           Net cash provided by operating activities                          4,296            4,621
                                                                              -----             -----

Cash flows from investing activities:
   Additions to real estate                                                 (33,101)         (11,499)
   Net proceeds from sale of real estate                                        837              210
   Purchase of available-for-sale securities                                      -             (838)
   Net proceeds from sale of available-for-sale securities                      150            1,023
   Collection of mortgages receivable                                             -              228
   Payments to minority interest by subsidiary                                  (21)             (13)
                                                                               ----             ----

           Net cash used in investing activities                            (32,135)         (10,889)
                                                                            --------         --------

Cash flows from financing activities:
   Proceeds from mortgages payable                                           15,000            5,775
   Repayment of mortgages payable                                              (569)            (380)
   Payment of financing costs                                                  (531)            (284)
   Borrowings from line of credit                                             8,000                -
   Cash distributions - common stock                                         (1,793)          (2,713)
   Cash distributions - preferred stock                                        (523)            (906)
   Note receivable - officer                                                   (160)               -
   Issuance of shares through dividend reinvestment plan                        195              280
   Repurchase of preferred stock, which was cancelled                           (42)          (2,446)
                                                                               ----           -------

           Net cash provided by (used in) financing activities               19,577             (674)
                                                                             ------             -----

           Net decrease in cash and cash equivalents                         (8,262)          (6,942)

Cash and cash equivalents at beginning of period                             11,247           19,090
                                                                             ------          -------

Cash and cash equivalents at end of period                                  $ 2,985         $ 12,148
                                                                            =======         ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest expens                          $ 3,080        $   1,855

Supplemental schedule of non cash investing and financing activities:
   Assumption of mortgage payable in connection
     with purchase of real estate                                           $ 9,015        $   1,065



          See accompanying notes to consolidated financial statements.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 1 - Basis of Preparation
         --------------------
The accompanying interim unaudited consolidated financial statements as of September 30, 2000 and for the nine and three months ended September 30, 2000 and 1999 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the nine and three months ended September 30, 2000 are not necessarily indicative of the results for the full year.

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

Note 2 - Earnings Per Common Share
         -------------------------
For the nine and three months ended September 30, 2000 and 1999 basic earnings per share was determined by dividing net income applicable to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during each period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company. For the nine and three month periods ended September 30, 2000 and 1999 diluted earnings per share was determined by dividing net income applicable to common stockholders for the period by the total of the weighted average number of shares

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 2 - Earnings Per Common Share (Continued)
         ------------------------------------
of Common Stock outstanding plus the dilutive effect of the Company's outstanding options (660 and 775 for the nine and three months ended September 30, 2000 and 3,271 and 7,557 for the nine and three months ended September 30, 1999, respectively) using the treasury stock method. The Preferred Stock was not considered for the purpose of computing diluted earnings per share because their assumed conversion is antidilutive.

Options to purchase 128,000 shares of Common Stock at $12.375, $14.50 and $13.50 per share (which were granted during March 1999, 1998 and 1997, respectively) were not included in the computation of diluted earnings per share because the exercise prices of these options are greater than the average market price of the common shares as of September 30, 2000 and therefore the effect would be antidilutive.

Note 3 - Preferred and Common Stock Dividend Distributions
         -------------------------------------------------
On September 7, 2000 the Board of Directors declared quarterly cash distributions of $.30 and $.40 per share on the Company's common and preferred stock, respectively, which was paid on October 2, 2000 to stockholders of record on September 18, 2000.

Note 4 - Revolving Credit Facility
         -------------------------
On March 24, 2000, the Company consummated a $15,000,000 Revolving Credit Facility ("Facility") with European American Bank ("EAB"). The Facility provides that the Company pay interest at EAB's prime rate on funds borrowed under the Facility and an unused facility fee of 1/4 of 1%. The Company paid $175,000 in fees and closing costs which are being amortized over the term of the loan. The Facility matures on March 24, 2002 with an option to extend the term for one year. The Facility is guaranteed by all Company subsidiaries which own unencumbered properties.

The Facility is being used primarily to finance the acquisition of commercial real estate. The Company is required to comply with certain covenants. Net proceeds received from the sale or refinance of properties are required to be used to repay amounts outstanding under the Facility if proceeds from the Facility were used to purchase the property.

Note 5 - Property Acquisitions
         ---------------------
On August 23, 2000, two additional properties were purchased for a total consideration of approximately $7,100,000. In connection with the purchase, the Company drew down $7,000,000 under the Facility.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 5 - Property Acquisitions - (Continued)
         -----------------------------------
On April 11, 2000, a property was purchased for a consideration of $11,767,000. The property was financed at closing by the Company assuming, on a non-recourse basis, an existing first mortgage with a principal balance of $9,015,000. The balance of the purchase price was funded from the Facility.

During the three months ended March 31, 2000, the Company acquired three properties for a total consideration of approximately $23,123,000. First mortgages totaling $15,000,000 were placed on two of these properties and the balance was paid in cash.

Note 6 - Comprehensive Income
         --------------------
Statement No. 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During the three and nine months ended September 30, 2000, accumulated other comprehensive income, which is solely composed of the net unrealized gain on available-for-sale securities, increased $12,000 to $90,000 from $78,000 and increased $57,000 to $90,000 from $33,000, respectively. During the three and nine months ended September 30, 1999 comprehensive income decreased $44,000 to $108,000 from $152,000 and increased $8,000 from $100,000 to $108,000, respectively.

Note 7 - Other Income
         ------------
Included in other income for the nine months ended September 30, 1999 is $792,764 which represents the return to the Company of unused escrow funds upon completion of the Company's responsibility with respect to environmental cleanup at certain locations net leased to Total Petroleum.

Note 8 - Subsequent Event
         ----------------
On October 20, 2000, the Company sold the thirteen locations it owned in Michigan that were net leased to Total Petroleum. The gross sales price was $12,000,000 and will result in a gain of approximately $3,500,000 for financial statement purposes. The Company's present intention is to use the sales proceeds to acquire one or more additional net leased properties on a tax-deferred basis; accordingly, the Company is not expected to realize a gain for federal income tax purposes on the sale.

Item 2. Management's  Discussion And Analysis Of Financial Condition And Results
        ------------------------------------------------------------------------
        Of Operations
        -------------
Liquidity and Capital Resources
-------------------------------
The Company's primary sources of liquidity are cash and cash equivalents ($2,985,000 at September 30, 2000), a $15,000,000 revolving credit facility and cash generated from operating activities. On March 24, 2000 the Company entered into an agreement with European American Bank ("EAB") to provide a $15,000,000 revolving credit facility ("Facility"). The Facility is used primarily to finance the acquisition of commercial real estate. The Facility matures on March 24, 2002 with an option to extend through March 24, 2003. Borrowings under the Facility bear interest at EAB's prime rate and there is an unused facility fee of one-quarter of 1%. Net proceeds received from the sale or refinance of properties are required to be used to repay amounts outstanding under the Facility if proceeds from the Facility were used to purchase the property. The Facility is guaranteed by all Company subsidiaries which own unencumbered properties. At September 30, 2000, $8,000,000 was outstanding under the Facility.

On October 20, 2000, the Company sold thirteen locations it owned in Michigan that were net leased to Total Petroleum for a gross sales price of $12,000,000. The sale will result in a gain of approximately $3,500,000 for financial statement purposes. The Company's present intention is to use the sales proceeds to acquire one or more additional net leased properties on a tax-deferred basis; accordingly, the Company is not expected to realize a gain on the sale for federal income tax purposes.

In August 2000, the Company acquired two properties located in Grand Rapids, Michigan for a consideration of $7,100,000, of which $7,000,000 was funded from the Facility. The properties and all of the improvements are triple net leased to a large health management company and are being operated as health clubs.

In April 2000, the Company acquired a property located in Hanover, Pennsylvania for a consideration of $11,767,000, of which $2,500,000 was funded from the Facility, a portion of which was subsequently repaid. In connection with this acquisition, the Company assumed a first mortgage with an outstanding principal balance of $9,015,000. The building is triple net leased to a large manufacturing company.

During the three months ended March 31, 2000, the Company acquired three properties for a total consideration of $23,123,000. First mortgages totaling $15,000,000 were placed on two of these properties and the balance of $8,123,000 was paid in cash.

The Company is currently in discussions concerning the acquisition of additional net leased properties. Cash provided from operations and the Company's cash position will provide funds for cash distributions to shareholders and operating expenses. These sources of funds as well as funds available from the Facility and cash available from the sale of the Total Petroleum properties will provide funds for future property acquisitions. It will continue to be the Company's policy to make sufficient cash distributions to shareholders in order for the Company to maintain its real estate investment trust status under the Internal Revenue Code.

On July 6, 2000, the Company announced that its Board of Directors had authorized the purchase of its outstanding preferred stock from time-to-time in the open market and in private transactions. The Board of Directors of the Company allocated $1,000,000 to this repurchase program. Through October, 2000, 6,600 shares of preferred stock have been repurchased at a total cost of $91,000.

Results of Operations
---------------------
Nine and Three Months Ended September 30, 2000 and 1999
-------------------------------------------------------
Rental income increased by $2,486,000 to $9,025,000 and by $1,044,000 to $3,321,000 for the nine and three months ended September 30, 2000, respectively, as compared to the nine and three months ended September 30, 1999, primarily due to the acquisition of six properties during the nine months ended September 30, 2000.

Interest and other income decreased by $1,073,000 for the nine months ended September 30, 2000 to $185,000, primarily because in the second quarter of the 1999 fiscal year $793,000 of unused escrow funds relating to the Company's obligation to perform environmental remediation at certain locations net leased to Total Petroleum was returned to the Company upon completion of the Company's responsibility. Interest and other income also decreased in the nine and three months ended September 30, 2000 due to a reduction in interest earned on cash and cash equivalents available for investment, as cash and cash equivalents were used to fund property acquisitions.

Increases in depreciation and amortization expense of $487,000 and $225,000 for the nine and three months ended September 30, 2000 to $1,710,000 and $642,000 primarily result from depreciation on the six properties acquired during the nine months ended September 30, 2000.

The increases in interest-mortgages payable to $3,076,000 and $1,166,000 for the nine and three months ended September 30, 2000 from $1,853,000 and $667,000 for the nine and three months ended September 30, 1999 is due to mortgages placed on seven properties acquired during 2000 and 1999. Interest - line of credit amounted to $157,000 and $105,000 during the nine and three months ended September 30, 2000 resulting from borrowings under the credit agreement. There were no such borrowings during the prior year periods.

General and administrative expenses increased by $171,000 and $86,000 for the nine and three months ended September 30, 2000 to $863,000 and $293,000. These increases were primarily due to an increase in payroll and payroll related expenses.

Gain on sale of real estate and available-for-sale securities during the nine and three months ended September 30, 2000 results substantially from a gain of $43,000 on the sale of a property located in Kansas during the three months ended June 30, 2000 and a gain of $156,000 on the sale of a property located in South Carolina during the three months ended March 31, 2000.

Item 3. - Quantitative and Qualitative Disclosures About Market Risks
          -----------------------------------------------------------
The Company has considered the effects of derivatives and exposures to market risk relating to interest rate, foreign currency exchange rate, commodity price and equity price risk. The Company 's mortgages payable bear fixed interest rates and therefore there is no material market risk associated with these instruments. The Company's exposure to market risk relates to its variable rate unsecured credit facility, with the initial borrowing occurring during the quarter ended June 30, 2000. This variable rate indebtedness had a weighted average interest rate of 9.9% for the period ended September 30, 2000 and the Company believes that a 1% change in interest rates would not have a material effect on income.



                           Part II - Other Information

Item 6. - Exhibits and Reports on Form 8-K
          --------------------------------
On August 28, 2000, the Company filed a current report on Form 8-K to report the acquisition on August 23, 2000 of two properties located in Grand Rapids, Michigan for approximately $7,100,000. In connection with the purchase, the Company drew down $7,000,000 under its Revolving Credit Facility. Audited financial statements and unaudited pro forma financial statements relating to this acquisition were filed on Form 8-K/A on October 11, 2000.

On October 25, 2000, the Company filed a current report on Form 8-K to report the sale on October 20, 2000 of thirteen gas, service station and convenience store properties, all located in Michigan. The gross sales price was $12,000,000 and will result in a gain of approximately $3,500,000 for financial statement purposes. The Company's present intention is to use the sales proceeds to acquire one or more additional net leased properties on a tax-deferred basis; accordingly, the Company is not expected to realize a gain for federal income tax purposes on the sale.

                          ONE LIBERTY PROPERTIES, INC.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          One Liberty Properties, Inc.
                          ----------------------------
                                  (Registrant)






November 10, 2000            /s/ Jeffrey Fishman
-----------------            -------------------
 Date                        Jeffrey Fishman
                             President





November 10, 2000          /s/ David W. Kalish
-----------------          -------------------
 Date                      David W. Kalish
                           Vice President and
                           Chief Financial Officer