Form 10-K
period 2000-12-31
ONE LIBERTY PROPERTIES INC
filed 2001-03-27
CIK 712770

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
         SECTIONS 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               [ X] Annual Report Pursuant to Section l3 or l5(d)
                     of the Securities Exchange Act of l934

                   For the fiscal year ended December 31, 2000

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

As of March 6, 2001 the aggregate market value of all voting stock (Common Stock and Preferred Stock) held by non-affiliates of the Registrant was approximately $25,906,000.

As of March 6, 2001, the Registrant had 3,010,219 shares of Common Stock and 648,058 shares of $16.50 Cumulative Convertible Preferred Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement for the Registrant's Annual Meeting of Stockholders, scheduled for June 11, 2001, will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year covered by this Form 10-K. The information required by Part III (Item 10-Directors and Executive Officers of the Registrant, Item 11 -Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management, and Item 13 - Certain Relationships and Related Transactions) will be incorporated by reference from the definitive proxy statement to be filed by the Registrant pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                     PART I

Item 1. Business

General

One Liberty Properties, Inc. (the "Company") is a self administered and self managed real estate investment trust ("REIT") incorporated under the laws of Maryland on December 20, 1982. Prior to the year 2000, the Company's focus was the acquisition, ownership and management of improved real property leased to retail businesses under long-term commercial net leases. Although prior to 2000, the Company to a limited extent, acquired, owned and managed improved commercial real estate (office buildings, industrial building and specific purpose buildings) net leased to corporations or governmental agencies, it expanded its activities in this area in 2000.

Under the typical net lease, rental and other payments to be made by the lessee are payable without diminution. The lessee, in addition to its rent obligation, is generally responsible for payment of all charges attributable to the property, such as real estate taxes and assessments, water and sewer rents and charges, governmental charges and all utility and other charges incurred in the operation of the property. The lessee is also generally responsible for maintaining the property, including ordinary maintenance and repair and restoration following a casualty or partial condemnation. Under some net leases the lessor is responsible for structural items, such as foundation and slab, and roof repair and/or replacement. In a typical net lease, the tenant is also responsible for casualty, rent loss and liability insurance. The rental provisions in a net lease transaction may include, but may not be limited to, rent payable on a stepped basis (rentals increase at specified intervals), an indexed basis (rentals increase pursuant to a formula such as the consumer price index), a percentage basis (minimum rental payments plus additional rental in the form of participation in the sales derived from the business conducted at the property), or a combination of the foregoing.

The Company pursues a national operating strategy. At December 31, 2000, the Company owned fee title to 35 properties and a leasehold position with respect to one property. The 36 properties are located in 13 states. Twenty-five of the 36 properties are net-leased to various retail operators. Six of the properties are improved with industrial type buildings net leased to corporations and a government agency, two of the properties are flex type buildings (office, research and development and warehouse) net leased to corporations, two of the properties are health and fitness facilities net leased to a non-profit hospital and one property is a residential apartment building leased under a long-term ground lease to an operator.

Investment Policy

The Company's business strategy has been focused on acquiring improved, commercial property subject to a long-term net lease which has scheduled rent increases and this strategy will continue to be the Company's focus. Prior to the 2000 fiscal year, the Company emphasized the acquisition and ownership of properties improved with free standing buildings and net-leased on a long term basis to retail operations. The Company will continue to acquire free standing commercial properties net leased to retailers. In fiscal 2000, the Company expanded its investment focus by more actively seeking and acquiring commercial properties net leased to corporations and it intends to continue to focus on such investments in the future. The Company's investment policies are as follows:

Types of Investments - Pursuant to its by-laws, the Company is permitted to invest in any type of real property, mortgage loans (and in both cases in interests therein) and other investments of any nature, without limitation, provided such investment does not adversely affect the Company's ability to qualify as a REIT under the Internal Revenue Code. No limitation is set on the number of properties or mortgage loans in which the Company may invest, the amount or percentage of the Company's assets which may be invested in any specific property or on the concentration of investments in any geographic area in the United States. The Company may consider investments in any type of real property and in mortgage loans secured by real property; however, as stated above, the investment policy of the Company is to invest in improved, commercial real estate (free standing retail buildings, industrial and commercial properties, office buildings, apartment buildings and special purpose buildings) provided the property is subject to a net lease arrangement. Although the Company has not acquired undeveloped acreage in the past, it may purchase, in the future, undeveloped acreage if the purchase is in connection with the development of a facility to be net leased to a retail operation or corporation upon completion of development. In prior years, the Company acquired mortgages receivable for investment. The Company has no present plans to invest in or to originate loans to other persons whether or not secured by real property. Although it has not done so in the past, the Company may issue securities in exchange for properties which fit its investment criteria. The Company pursues a national operating strategy, but does not intend to purchase properties located outside of the United States and Puerto Rico.

After termination of any lease relating to any of the Company's properties (either at lease expiration or early termination), the Company will seek to relet or sell such property in a manner which will maximize the return to the Company, considering the income and residual potential of such property. Although the Company acquires properties for long-term investment for income purposes and does not engage in the turnover of investments, the Company may consider the sale or other disposition of any of the properties prior to termination of the relevant lease if such sale or other disposition appears advantageous. The Company may take a purchase money mortgage as part payment in lieu of cash in connection with any sale and may take into account local custom and prevailing market conditions in negotiating the terms of repayment. It will be the Company's policy to use any cash realized from the sale or other disposition of properties, net of any required distribution to shareholders to maintain its REIT status, to pay down amounts due under loan agreements (excluding real estate mortgage loans), if any, and in the acquisition of additional properties.

Incurrence of Debt - The directors of the Company, in the exercise of their business judgment, are permitted to determine the level of debt and the terms and conditions of any financing or refinancing. There is no limitation on the level of debt which the Company may incur. The Company has in the past and intends in the future to borrow money, on a secured and unsecured basis. Mortgaging specific properties on a non-recourse basis enhances the Company's cash on cash return on its investment. The proceeds of borrowings are used for property acquisitions, to pay down other debt and for working capital purposes.

The investment objectives of the Company are (i) to protect the Company's capital, (ii) to provide current income; and (iii) to provide the opportunity for increases in income and capital appreciation. In evaluating potential net lease investments, the Company considers, among other factors (i) the intrinsic value of the property, given its location and use, (ii) local demographics (population, occupancy levels, rental trends), (iii) the lessee's adequacy from a financial point of view to meet operational needs and lease obligations, (iv) the return on equity to the Company, and (v) potential for income and capital appreciation. The intrinsic value of the property, essentially its location and local demographics, are given greater weight in the acquisition process than the tenant's credit worthiness, although the tenant's financial condition and credit worthiness is a factor given consideration in the acquisition process.

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

Credit Agreement

On March 24, 2000, the Company entered into a Revolving Credit Agreement ("Credit Agreement") with European American Bank ("EAB"). Borrowings under the Credit Agreement can be used to acquire commercial real estate and to pay down existing mortgage debt. The Credit Agreement matures March 24, 2002 with a right for the Company to extend the Credit Agreement through March 24, 2003. EAB has agreed to advance up to $15,000,000 on a revolving basis. The Company pays interest on borrowings made under the Credit Agreement at the prime rate (currently 8%) on an interest only basis, and a one-quarter of one percent unused facility fee. Net proceeds from the sale or the financing of any property for which the proceeds of funds taken down under the Credit Agreement were used to purchase or finance must be applied to reduce the loan. As collateral security for any advances taken by the Company under the Credit Agreement, the Company has pledged the stock of each of its subsidiaries. The Company has agreed that it and its affiliates will maintain on deposit with EAB at least 10% of the average outstanding annual principal balance of take downs under the Credit Agreement. If minimum balances are not maintained by the Company and its affiliates, a deficiency fee is charged to the Company.

                                         Executive Officers of the Company

The following sets forth information with respect to the executive officers of the Company:

       NAME                         AGE              POSITION WITH THE COMPANY
       ----                         ---              -------------------------

Fredric H. Gould                    65            Chairman of the Board and
                                                    Chief Executive Officer

Jeffrey Fishman                     42            President and Chief Operating
                                                    Officer

Jeffrey Gould                       35            Senior Vice President

Matthew Gould                       41            Senior Vice President

Israel Rosenzweig                   53            Senior Vice President

Simeon Brinberg                     67            Vice President

David W. Kalish                     54            Vice President and Chief
                                                    Financial Officer

Mark H. Lundy                       39            Secretary

Seth D. Kobay                       46            Vice President and Treasurer

Karen Dunleavy                      42            Vice President, Financial

Lawrence G. Ricketts                24            Vice President, Acquisitions

Each of the above listed executive officers will hold office until the next annual meeting of the Board of Directors, scheduled for June 11, 2001, or until their respective successors are elected and shall qualify. The information below sets forth the business experience of the officers of the Company for at least the past five years.

Fredric H. Gould. Mr. Gould has been Chairman of the Board of the Company since 1989 and Chief Executive Officer since December, 1999. Mr. Gould has served as Chairman of the Board of Trustees of BRT Realty Trust, a real estate investment trust, ("BRT") since 1984 and Chief Executive Officer of BRT since 1996. Since 1985 Mr. Gould has been an executive officer (currently Chairman of the Board) of the managing general partner of Gould Investors L.P., a limited partnership primarily engaged in the ownership and operation of real properties and he also serves as a general partner of Gould Investors L.P. He is President of the advisor to BRT, a director of East Group Properties, Inc. and a director of Yonkers Financial Corporation and its subsidiary Yonkers Savings and Loan Association, F.A.

Jeffrey Fishman. Mr. Fishman has been President and Chief Operating Officer of the Company since December, 1999. From 1996 to December 1999 Mr. Fishman was a Senior Managing Director of Cogswell Properties, LLC, a real estate property owner and manager. For more than five years prior to 1996, he was President of Britannia Management Services, Inc., a real estate property owner and manager.

Jeffrey Gould. Mr. Gould has been a Vice President of the Company since 1989 and a Senior Vice President and Director of the Company since December, 1999. Mr. Gould was Executive Vice President and Chief Operating Officer of BRT from March 1993 to March 1996, and he has been President and Chief Operating Officer of BRT since March 1996. Mr. Gould has served as a Trustee of BRT since March 1997. He is also a Senior Vice President of the managing general partner of Gould Investors L.P. since 1996.

Matthew Gould. Mr. Gould served as President and Chief Executive Officer of the Company from 1989 to December, 1999 and became a Senior Vice President and Director of the Company in December 1999. He has been a Vice President of BRT since 1986, a Vice President of the managing general partner of Gould Investors L.P. from 1986 to 1996 and President since 1996. He also serves as a Vice President of the advisor to BRT.

Israel Rosenzweig. Mr. Rosenzweig has served as Senior Vice President of the Company since June, 1997. He has been a Senior Vice President of BRT since March 1998. From November 1994 to April 1997 he was a Senior Vice President and Chief Lending Officer of Bankers Federal Savings and Loan Association. For more than five years prior to March 1995, he served as President of BRT. He also serves as a Vice President of the managing general partner of Gould Investors L.P. Mr. Rosenzweig is a director of Nautica Enterprises, Inc.

Simeon Brinberg. Mr. Brinberg has served as Vice President of the Company since 1989. He has been Secretary of BRT since 1983, a Senior Vice President of BRT since 1988 and a Vice President of the managing general partner of Gould Investors L.P. since 1988. Mr. Brinberg is an attorney-at-law and a member of the New York Bar.

David W. Kalish. Mr. Kalish has served as Vice President and Chief Financial Officer of the Company since June 1990. Mr. Kalish is also Senior Vice President, Finance of BRT and Vice President and Chief Financial Officer of the managing general partner of Gould Investors L.P. Mr. Kalish is a certified public accountant.

Mark H. Lundy. In addition to being Secretary of the Company since June 1993, Mr. Lundy has been a Vice President of BRT since April 1993 and a Vice President of the managing general partner of Gould Investors L.P. since July 1990. He is an attorney-at-law and a member of the New York and District of Columbia Bars.

Seth D. Kobay. Mr. Kobay has been Vice President and Treasurer of the Company since August 1994. He has been Vice President and Treasurer of BRT since March 1994 and Vice President of Operations of the managing general partner of Gould Investors L.P. since 1986. Mr. Kobay is a certified public accountant.

Karen Dunleavy. Ms. Dunleavy has been Vice President, Financial of the Company since August 1994. She has served as Treasurer of the managing general partner of Gould Investors L.P. since 1986. Ms. Dunleavy is a certified public accountant.

Lawrence G. Ricketts. Mr. Ricketts has been Vice President, Acquisitions of the Company since December 1999 and has been employed by the Company since January 1999. From May 1998 to January, 1999 he was employed as an analyst by BRT Funding Corp., a subsidiary of BRT. He graduated from Fairfield University in May 1998.

Matthew Gould and Jeffrey Gould are Fredric H. Gould's sons.

Item 2. Properties
        ----------
General
-------

The Company, at December 31, 2000, owned fee title to 35 properties and a leasehold position with respect to one property. The 36 properties are located in 13 states. Eight of the properties are located in the State of Texas, eight in the State of New York, four in the State of Illinois and three in the State of Florida. The 36 properties are collectively referred to herein as the "Properties" and individually as a "Property".

The Company pursues a national operating strategy. In seeking retail properties the Company concentrates on locations which are on main thoroughfares or arteries. With respect to industrial and commercial properties, the Company seeks properties located relatively close to the entrances/exits of main arteries. Twenty-five of the thirty-six Properties owned by the Company are net leased to various retail operators under long term leases and except for two of the Properties, are net leased to a single tenant. One of the two Properties is net leased to four separate tenants pursuant to separate leases and the other is net leased to two separate tenants pursuant to separate leases. Most of the retail tenants operate on a national basis and include, among others, The Kroger Company, Barnes & Noble Superstores, Inc., Payless Shoe Source, Inc., Ames Department Stores, Best Buy, Inc., and Petco Animal Supplies, Inc. Six of the Properties are industrial type buildings net leased to corporations and one government agency, two of which are used as frozen food warehouses, and two of the Properties are flex type buildings (office, research and development and warehouse) leased to corporations. Two of the Properties are health and fitness facilities net leased to a non-profit hospital. Each location has adequate parking for the building constructed on the site. One of the Properties is subject to a long-term ground lease held by the Company as ground lessor upon which is situated a residential apartment building containing 126 rental units and six retail stores. The occupancy rate for the Properties has been in excess of 97% for fiscal years 2000, 1999, 1998, 1997 and 1996. The current occupancy rate for all Properties is over 99%.

Although the Company acquires properties for long-term investment and does not engage in a turn over of investments, the Company considers the sale of a property prior to termination of the lease if such sale appears advantageous. In October 2000, the Company sold to the lessee the 13 gas, service station and convenience store properties leased to Total Petroleum, Inc. all located in the State of Michigan. The gross sale price for these properties was $12,000,000 and resulted in a gain of $3,603,000 for financial statement purposes. The Company used the sales proceeds from the disposition of these thirteen properties to acquire two net leased properties on a tax deferred exchange basis in accordance with Internal Revenue Code Section 1031. The two properties were acquired in December, 2000 and include an 89,000 square foot flex building located in Ronkonkoma, New York and a 149,870 square foot flex building located in Hauppauge, New York.

It is the policy of the Company to obtain mortgages on substantially all of its properties. In most instances, the mortgage financing is consummated at the time of acquisition of a property or committed for prior to or soon after acquisition. By obtaining a mortgage commitment at or about the time a property is acquired, the Company can determine the return which will be realized from ownership of the property during the term (or a significant portion of the term) of the lease. On occasion, the Company acquires a property subject to a mortgage or elects not to obtain mortgage financing on a specific property.

At December 31, 2000, the Company had placed first mortgages on 21 of the 36 Properties it owned as of that date. At December 31, 2000, the Company had $64,123,000 principal amount of mortgages outstanding, bearing interest at rates ranging from 6.9% to 9.1%. Substantially all mortgages contain prepayment penalties. The following table sets forth scheduled principal mortgage payments due for the Properties as of December 31, 2000 (assuming no payment is made on principal on any outstanding mortgage in advance of its due date):

                                              PRINCIPAL PAYMENTS DUE
        YEAR                                     IN YEAR INDICATED
        ----                                     ------------------
        2001                                         $   965,000
        2002                                           2,380,000
        2003                                           9,788,000
        2004                                           3,866,000
        2005                                           9,127,000
        2006 and thereafter                           37,997,000
                                                    ------------
                                                     $64,123,000

Significant Properties
----------------------

As of December 31, 2000, two of the Properties owned by the Company either had a book value equal to or greater than 10% of the total assets of the Company or revenues which accounted for more than 10% of the Company's aggregate gross revenues. The following sets forth the information concerning these two properties.

El Paso, Texas Property
-----------------------

Description of El Paso, Texas Property
--------------------------------------

The El Paso Texas Property is owned in fee by the Company. It was constructed in 1974, substantially renovated in 1995 and acquired by the Company in March, 2000 and is located at 9521 and 9531 Viscount Boulevard in the Viscount Village Shopping Center, off Exit 27 on Interstate 10 in El Paso, Texas. The 7.83 acre parcel is improved with a 102,829 square foot single story retail building occupied by Comp USA, Barnes & Noble and Best Buy and a separate 7,350 square foot single story retail building occupied by The Mattress Firm. The two buildings are suitable and adequate for its current use and there are no proposed programs in place for renovation or improvement of the Property.

Description of Leases
---------------------

Comp USA Stores L.P., Barnes & Noble Booksellers (Texas) L.P. and Best Buys Stores L.P., occupy 26,593, 45,974 and 30,262 square feet, respectively, in the 102,829 square foot building. Each retail store has a separate entrance.

The Comp USA lease is for a term expiring December 31, 2015, with four 5-year renewal options and provides for a current basic rent of $389,055 per annum, ($14.63 per square foot), with increases effective January 1, 2006 and January 1, 2011. Comp USA maintains the interior of its premises, its signage, all systems serving its premises and all glass and doors. The landlord is responsible for maintaining the exterior of the building, the roof, foundation and structure.

The Barnes & Noble lease is for a term expiring February 28, 2011, with three 5-year renewal options and provides for a current basic rent of $484,192 per annum, ($10.53 per square foot), with an increase effective December 1, 2005. In addition, the tenant pays a percentage rent equal to 3% of gross sales (as defined) for each fiscal year in excess of fixed rent for such fiscal year. Barnes & Noble maintains its premises and the systems serving its premises and all glass and doors. The landlord is responsible for structural repairs (foundation, bearing walls and roof) and for maintaining the exterior of the building.

The Best Buy lease is for a term expiring January 31, 2015, with three 5-year renewal options and provides for a current basic rent of $482,727 per annum, ($15.95 per square foot), with an increase effective February 1, 2010. Best Buy maintains the interior of its premises and the systems serving its premises. The landlord is responsible for all structural repairs and the exterior.

The Mattress Venture L.P. d/b/a The Mattress Firm, occupies the 7,350 square foot building located on an out parcel situated in front of the larger retail building. It occupies the building under a lease which expires October 31, 2002, with two five-year renewal options at an annual rent of $107,970, ($14.69 per square foot). The tenant maintains the premises and landlord is responsible for the foundation, exterior walls and roof.

Each tenant at the El Paso, Texas Property pays for all utilities serving its premises, and each is responsible for a pro rata share of real property taxes and assessments, insurance expenses and common area maintenance expenses. The Property has been 100% occupied since the Company acquired it in March, 2000.

The realty tax rate for this Property is $2.8862 per $100 and the annual real estate taxes are $145,350.

Mortgage
--------

On March 29, 2000, the Company obtained a $10,000,000 non-recourse first mortgage secured by the El Paso, Texas Property. The mortgage loan bears interest at 8.03% per annum, matures April 1, 2010 and is being amortized based on a 30 year amortization schedule. Assuming no additional payments are made on the principal in advance of the maturity date, the principal balance due at maturity will be approximately $8,955,000. The Company has the right to prepay this mortgage provided it pays yield maintenance to the mortgagee and can prepay the mortgage during the ninety (90) day period prior to maturity without penalty.

Hauppauge, NY Property
----------------------

Description of Hauppauge, NY Property
-------------------------------------

The Hauppauge NY Property, owned in fee by the Company, was constructed in 1981 and acquired by the Company in December, 2000. It is located in an industrial park, approximately one mile north of the Long Island Expressway in Suffolk County, New York. The Hauppauge Property, a 17.4 acre parcel, is improved with a 149,870 square foot flex building. The landlord has the right to subdivide five acres delineated in the lease and sell, lease or develop the five acres. The Property is suitable and adequate for its current use and there are no plans in place for renovations or improvements to the Property.

Description of Lease
--------------------

The entire building is occupied by L-3 Communications Corporation, a wholly owned subsidiary of L-3 Communications Holdings, Inc. (NYSE), under a lease which expires December 31, 2014, with three 5-year renewal options and provides for a current base rent of $1,480,000 per annum ($9.88 per square foot) increasing each calendar year during the term and any extended term. The tenant maintains and repairs the premises. The tenant utilizes the facility for offices, research and development and light manufacturing. The current tenant and its predecessor has occupied the Property for more than the past five years.

The realty tax rate for this Property is $1.08417 per $1,000 and the annual real estate taxes are $289,690.

Mortgage
--------

The Company currently owns this Property on a free and clear basis. It has received a mortgage commitment for a $9,900,000 first mortgage loan, bearing interest at 7.9% per annum, maturing in December, 2014, with a 25 year amortization schedule.

Leases
------

The Company's policy has been to enter into long-term leases with its tenants, and the leases generally afford the tenant one or more renewal options. The Company acquires properties subject to existing leases and on occasion the lease in place at the time of acquisition does not have as long a term as a lease term usually negotiated by the Company. All leases are net leases, under which the lessee, in addition to its rental obligation, is responsible for all charges attributable to the property, such as real estate taxes and assessments, water and sewer rents and charges. The lessee is also generally responsible for maintaining the property, including maintenance and repair, and for restoration following a casualty or partial condemnation. Under some net leases the Company is responsible for structural repairs, including foundation and slab, and roof repair or replacement.

The following table sets forth scheduled lease expirations for all leases for the Properties as of December 31, 2000.



                                                                                Current
                                                     Net Rentable                Annual          % of Rents
                                                     Square Feet               Rents Under      Represented
 Year of Lease        Number of Leases               Subject to                 Expiring        By Expiring
 Expiration (1)           Expiring                 Expiring Leases              Leases (2)         Leases
 --------------           --------                 ---------------              ----------        --------

     2001                    6                         30,416                   $315,009            2.23%
     2002                    3                         76,422                    977,938            6.91
     2003                    1                          3,062                     64,528             .46
     2004                    1                        100,220                    243,000            1.72
     2005                    2                        112,948                    667,863            4.72
     2006                    1                         72,897                    359,640            2.54
     2007                    2                         26,550                    485,543            3.43
     2008                    2                        468,921                  1,356,152            9.59
     2009                    2                         89,000                    237,000            1.67
     2010                    4                        455,200                    853,630            6.03
     2011 and thereafter    17                        986,794                  8,587,245           60.70
                            --                        -------                  ---------         ---------
                            41                      2,422,430                $14,147,548          100.00%
                            ==                      =========                ===========          =======

(1)  Lease expirations assume tenants do not exercise existing renewal options.

(2) Reflects monthly base rent provided for under terms of each expiring lease as in effect on December 31, 2000 multiplied by 12 and does not take into account any contractual rent escalations.

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

Except for one non-compliance issue, the Company has not been notified by any governmental authority of or become aware of non-compliance, liability or other claims in connection with any of the Properties. With respect to one of the Properties, the Company is aware of an oil spill which occurred and which, although remediated in the past, requires additional remediation. The tenant is responsible for the remediation, at its cost. The Company has retained an environmental consultant to oversee the remediation. In addition, the tenant's financial obligation for the remediation is insured and the Company is a named insured under the policy. Accordingly, the Company has no financial exposure with respect to the one known environmental issue.

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

Insurance. Under substantially all leases, the Company's tenants are responsible for maintaining and paying for adequate insurance on the Properties leased by them, including all risk insurance for the full replacement cost and liability insurance. The Company monitors compliance by its tenants with the obligation to insure the Properties. The Company believes all the Properties are covered by adequate fire, flood, property, and liability insurance.

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

                                     Part II

Item 5. Market for the Registrant's Common Equity and Related
        -----------------------------------------------------
        Stockholder Matters
        -------------------

The following table sets forth the high and low prices for the Common Stock and the Convertible Preferred Stock of the Company as reported by the American Stock Exchange and the per share cash distributions paid by the Company on the Common Stock and Preferred Stock during each quarter of the years ended December 31, 2000 and 1999.


                                           COMMON STOCK                                       PREFERRED STOCK
                                           ------------                                       ---------------
                                                DISTRIBUTIONS                                   DISTRIBUTIONS
2000                       HIGH         LOW       PER SHARE               HIGH        LOW         PER SHARE
----                       ----         ---       ---------               ----        ---        ----------

First Quarter              13           10 11/16       $.30              15 7/8      14 5/8          $.40
Second Quarter             11 3/4       10 5/8         $.30              14 5/16     12 1/4          $.40
Third Quarter              12           10 15/16       $.30              14 5/8      12 1/4          $.40
Fourth Quarter             11 3/8       10 1/8         $.30              14 1/4      13 5/16         $.40


1999

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


The Common Stock and Convertible Preferred Stock of the Company trade on the American Stock Exchange, under the symbols OLP and OLP Pr, respectively. As of March 9, 2001 there were 407 common and 144 preferred stockholders of record and the Company estimates that at such date there were approximately 900 and 1,000 beneficial owners of the Company's Common and Preferred Stock, respectively.

The Company, from time-to-time, repurchases its preferred shares. In 2000 it acquired 6,600 shares of its Preferred Stock at an average cost of $13.75 per share.

Item 6. Selected Financial Data
        -----------------------

The following are highlights of the Company's operations which are derived from the audited financial statements of the Company for the years ended December 31, 2000, 1999, 1998, 1997 and 1996.


                                                                                         YEAR ENDED DECEMBER 31,
                                                                                         -----------------------

INCOME STATEMENT DATA                                                 2000       1999          1998         1997        1996
---------------------                                                 ----       ----          ----         ----        ----
                                                                           (Amounts in Thousands, Except Per Share Data)

Revenues                                                            $12,669     $10,180      $10,133        $6,285      $5,512
Gain on Sale of Real Estate and Securities                            3,790         126        1,132           599           -
Provision for Valuation  Adjustment of Real Estate                     (125)          -         (157)            -        (659)
Net Income                                                            7,932       4,879        6,418         2,984       2,174
Calculation of Net Income
   Applicable to Common  Stockholders:
Net Income                                                            7,932       4,879        6,418         2,984       2,174
Less: Dividends and  Accretion on
   Preferred  Stock                                                   1,044       1,247        1,452         1,450       1,448
Net Income Applicable to Common  Stockholders                        $6,888     $ 3,632       $4,966        $1,534        $726
Weighted Average Number of Common
  Shares  Outstanding:
   Basic                                                              2,993       2,960        2,297         1,523       1,447
   Diluted                                                            3,528       2,963        2,298         1,529       1,459
Net Income Per Common Share:
   Basic                                                              $2.30       $1.23        $2.16         $1.01        $.50
   Diluted                                                            $2.25       $1.23        $2.16         $1.00        $.50
Cash Distributions Per Share of:
   Common Stock                                                       $1.20       $1.20        $1.20         $1.20       $1.20
   Preferred Stock                                                    $1.60       $1.60        $1.60         $1.60       $1.60

BALANCE SHEET DATA
------------------

Total Real Estate Investments, Net                                 $121,620     $70,770      $59,831       $48,317     $42,889
Mortgages and Note Receivables                                          240          80          228         5,943       6,049
Total Assets                                                        128,219      85,949       82,678        57,648      52,523
Mortgages Payable                                                    64,123      35,735       29,422        20,545      16,847
Line of Credit                                                       10,000           -            -         4,605       3,900
Total Liabilities                                                    74,843      36,147       30,960        26,337      21,988
Redeemable Convertible Preferred Stock (Note b)                           -           -       13,225        13,107      12,951
Total Stockholders' Equity                                           53,376      49,802       38,495        18,204      17,443

OTHER DATA
----------

Funds from Operations (Note c)                                       $5,324      $4,334       $3,276        $1,743      $2,124

Cash Flow Provided by (used in):
   Operating Activities                                               5,872       5,839        5,810         2,977       4,232
   Investing Activities                                             (39,356)    (10,756)      (6,705)       (5,959)    (16,987)
   Financing Activities                                              24,306      (2,926)      18,378         2,110      11,388


Note a: Reference is made to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations which discusses the Company's acquisitions and dispositions during the year ended December 31, 2000.

Note b: Each preferred shareholder of the Company had a one-time right, which expired in September, 1999, to "put" the Preferred Stock to the Company at $16.50 per share. Accordingly, effective September 30, 1999, the preferred stock is included in "Stockholders' Equity".

Note c: Management generally considers Funds From Operations ("FFO") to be one measure of financial performance of an equity REIT. The Company has adopted the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO, which was effective on January 1, 2000. Under the definition, FFO represents income (loss) before minority interest (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustment for unconsolidated partnerships and joint ventures. Therefore, FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered an alternative to net income as an indication of the Company's performance or to cash flows from operating activities as a measure of liquidity or the ability to pay distributions.

Item 7.  Management's Discussion And Analysis Of Financial Condition
         -----------------------------------------------------------
         And Results Of Operations
         -------------------------

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of liquidity are cash and cash equivalents ($2,069,000 at December 31, 2000), a $15,000,000 revolving credit facility and cash generated from operating activities. On March 24, 2000 the Company entered into an agreement with European American Bank ("EAB") to provide a $15,000,000 revolving credit facility ("Facility"). The Facility is used primarily to finance the acquisition of commercial real estate. The Facility matures on March 24, 2002 with an option to extend through March 24, 2003. Borrowings under the Facility bear interest at EAB's prime rate and there is an unused facility fee of one-quarter of 1%. Net proceeds received from the sale or refinance of properties are required to be used to repay amounts outstanding under the Facility if proceeds from the Facility were used to purchase the property. The Facility is guaranteed by all Company subsidiaries which own unencumbered properties. At December 31, 2000, $10,000,000 was outstanding under the Facility.

On October 20, 2000, the Company sold thirteen locations it owned in Michigan that were net leased to Total Petroleum for a gross sales price of $12,000,000. The sale resulted in a gain of $3,603,000 for financial statement purposes. The Company used the sales proceeds to acquire two properties on a tax-deferred basis in accordance with Internal Revenue Code Section 1031; accordingly, the Company will not realize a gain on the sale for federal income tax purposes. The two properties were purchased during December 2000 for a total consideration of $18,886,000, of which $11,700,000 was derived from the proceeds of the Total Petroleum sale and the balance was funded from the credit line. Both properties are flex buildings located in Suffolk County, New York and are net leased to corporate tenants.

In August 2000, the Company acquired two properties located in Grand Rapids, Michigan for a consideration of $7,100,000, of which $7,000,000 was funded from the Facility. During December 2000, the Company placed two mortgage loans on these properties totaling $5,000,000. The proceeds from these mortgage loans were used to pay down the Facility. The properties and all of the improvements are triple net leased to a non-profit hospital and are being operated as health and fitness facilities.

In April 2000, the Company acquired a property located in Hanover, Pennsylvania for a consideration of $11,767,000, of which $2,500,000 was funded from the Facility, a portion of which was subsequently repaid. In connection with this acquisition, the Company assumed a first mortgage with an outstanding principal balance of $9,015,000. The building is net leased to a manufacturing company.

During the three months ended March 31, 2000, the Company acquired three properties for a total consideration of $23,123,000. First mortgages totaling $15,000,000 were placed on two of these properties and the balance of $8,123,000 was paid in cash.

The Company is currently in discussions concerning the acquisition of additional net leased properties. Cash provided from operations and the Company's cash position will provide funds for cash distributions to shareholders and operating expenses. These sources of funds, as well as funds available from the Facility will provide funds for future property acquisitions. It will continue to be the Company's policy to make sufficient cash distributions to shareholders in order for the Company to maintain its real estate investment trust status under the Internal Revenue Code.

On July 6, 2000, the Company announced that its Board of Directors had authorized the purchase of its outstanding preferred stock from time-to-time in the open market and in private transactions. The Board of Directors of the Company allocated $1,000,000 to this repurchase program. To date, 6,600 shares of preferred stock have been repurchased at a total cost of $91,000.

Results of Operations
---------------------

Comparison of Years Ended December 31, 2000 and 1999
----------------------------------------------------

Rental income increased by $3,502,000 to $12,333,000 for the year ended December 31, 2000, as compared to the year ended December 31, 1999. Increases of $3,385,000 and $178,000 were due to the acquisition of eight and four properties during the years ended December 31, 2000 and 1999, respectively. These increases were partially offset by a $214,000 decrease in revenues resulting from the sale of thirteen Total Petroleum properties during October 2000.

Interest and other income decreased by $1,013,000 for the year ended December 31, 2000 to $336,000, primarily because in the 1999 fiscal year $793,000 of unused escrow funds were returned to the Company. Interest and other income also decreased in the year ended December 31, 2000 due to a reduction in interest earned on cash and cash equivalents available for investment, as cash and cash equivalents were used to fund property acquisitions.

The increase in depreciation and amortization expense of $711,000 for the year ended December 31, 2000 to $2,356,000 results primarily from depreciation on the eight properties acquired during the year ended December 31, 2000.

The increase in interest-mortgages payable to $4,261,000 for the year ended December 31, 2000 from $2,543,000 for the year ended December 31, 1999 is due to mortgages placed on nine properties acquired during 2000 and 1999. Interest-line of credit amounted to $340,000 during the year ended December 31, 2000 resulting from borrowings under the credit facility. There were no such borrowings during the prior year.

General and administrative expenses increased by $268,000 for the year ended December 31, 2000. This increase was primarily due to an increase in payroll and payroll related expenses.

Real estate expenses were $67,000 in the year ended December 31, 2000 and $129,000 in the year ended December 31, 1999. The decrease is due to a refund of real estate taxes received by the Company during the current year. The related expense had been included in the year ended December 31, 1999.

During the year ended December 31, 2000, the Company determined that the estimated fair value of two properties were lower than their carrying amounts and thus, the Company recorded a provision for the differences. There was no comparable provision in the year ended December 31, 1999.

Gain on sale of real estate during the year ended December 31, 2000 results substantially from the sale of thirteen Total Petroleum locations which resulted in a gain of $3,603,000 for financial statement purposes. The Company also recognized a gain of $43,000 on the sale of a property located in Kansas during May, 2000 and a gain of $156,000 on the sale of a property located in South Carolina during February, 2000.

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

Interest and other income increased by $963,000 to $1,349,000 for the year ended December 31, 1999 of which $793,000 is due to the return of unused escrow funds upon completion of the Company's responsibility with respect to environmental cleanup at certain locations net leased to Total Petroleum. Interest and other income also increased in the year ended December 31, 1999 due to interest earned on the increase in cash and cash equivalents available for investment. The increase in cash and cash equivalents resulted from the sale of common shares by the Company through a rights offering (consummated in June, 1998) and from the approximate $7,600,000 the Company received from the payoff of a mortgage receivable in September 1998.

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

Item 7a.     Qualitative and Quantitative Disclosures About Market Risk
             ----------------------------------------------------------

The Company has considered the effects of derivatives and exposures to market risk relating to interest rate, foreign currency exchange rate, commodity price and equity price risk. The Company's mortgages payable bear fixed interest rates and therefore there is no material market risk associated with these instruments. The Company's exposure to market risk relates to its variable rate unsecured credit facility, with the initial borrowing occurring during March, 2000. This variable rate indebtedness had a weighted average interest rate of 9.9% for the period ended December 31, 2000 and the Company believes that a 1% change in interest rates would not have a material effect on income.


Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

The financial statements and supplementary data listed in Items 14(a)(1) and 14(a)(2) hereof are included herein.


 Item 9.  Changes in and Disagreements with Accountants on Accounting
          -----------------------------------------------------------
          and Financial Disclosure
          ------------------------

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

3.2 Amendment to Articles of Incorporation, filed as an Exhibit to the Company's Form 10-Q for the quarter ended June 30, 1989, which Exhibit is incorporated herein by reference.

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

21.1 Subsidiaries of Registrant (filed herewith)

         (b) A Form 8-K was filed by the Registrant during the last quarter of the period covered by this report, (on October 24, 2000) to report the sale of the thirteen Total Petroleum gas, service and convenience store centers.

                  A Form 8-K was filed by the Registrant on January 4, 2001 to report the acquisition on December 28, 2000 of a property located in Hauppauge, NY.

                                 Signatures



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                         ONE LIBERTY PROPERTIES, INC.


Dated:  March 26, 2001                   By:s/ Jeffrey Fishman
                                         ---------------------
                                         Jeffrey Fishman, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

      Signature                       Title                          Date
      ---------                       -----                          ----


s/ Fredric H. Gould
-------------------
Fredric H. Gould                Chairman of the                 March  26, 2001
                                Board of Directors and
                                Chief Executive Officer

s/ Jeffrey Fishman
------------------
Jeffrey Fishman                 President and
                                Chief Operating Officer         March 26, 2001

s/ Joseph A. Amato
-----------------
Joseph A. Amato                 Director                        March 26, 2001

s/ Charles Biederman
--------------------
Charles Biederman               Director                        March 26, 2001

s/ James Burns
--------------
James Burns                     Director                        March 26, 2001

s/ Jeffrey Gould
----------------
Jeffrey Gould                   Director                        March 26, 2001

s/ Matthew Gould
----------------
Matthew Gould                   Director                        March 26, 2001

s/ Arthur Hurand
----------------
Arthur Hurand                   Director                        March 26, 2001

s/ Marshall Rose
----------------
Marshall Rose                   Director                        March 26, 2001

s/ David W. Kalish
------------------
David W. Kalish                 Vice President and
                                Chief Financial Officer         March 26, 2001

                                  Exhibit 21.1

                           SUBSIDIARIES OF THE COMPANY

    Company                                             State of Incorporation
    -------                                             ----------------------

OLP Action, Inc.                                              Michigan
OLP Arby's II                                                 South Carolina
OLP Iowa, Inc.                                                Delaware
OLP Texas, Inc.                                               Texas
OLP-TSA Georgia, Inc.                                         Georgia
OLP Dixie Drive Houston, Inc.                                 Texas
OLP Greenwood Village, Colorado, Inc.                         Colorado
OLP Ft. Myers, Inc.                                           Florida
OLP Rabro Drive Corp.                                         New York
OLP Chattanooga, Inc.                                         Tennessee
OLP Columbus, Inc.                                            Ohio
OLP Mesquite, Inc.                                            Texas
OLP South Highway Houston, Inc.                               Texas
OLP Selden, Inc.                                              New York
OLP Palm Beach, Inc.                                          Florida
OLP New Hyde Park, Inc.                                       New York
OLP Champaign, Inc.                                           Illinois
OLP Batavia, Inc.                                             New York
OLP Hanover PA, Inc.                                          Pennsylvania
OLP Grand Rapids, Inc.                                        Michigan
OLP El Paso, Inc.                                             Texas
OLP Plano, Inc.                                               Texas
OLP Hamilton, Inc.                                            New York
OLP Hauppauge, LLC                                            New York
OLP Ronkonkoma, LLC                                           New York
OLP Plano 1, L.P.                                             Texas
OLP El Paso 1, L.P.                                           Texas
OLP Plano, LLC                                                Delaware
OLP El Paso 1, LLC                                            Delaware
OLP Hanover 1, LLC                                            Pennsylvania

                          ONE LIBERTY PROPERTIES, INC.
                                and SUBSIDIARIES

                        Consolidated Financial Statements

                                December 31, 2000

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------




To the Board of Directors and Stockholders of One Liberty Properties, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of One Liberty Properties, Inc. and Subsidiaries (the "Company") as of December 31, 2000 and
1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of One Liberty Properties, Inc. and Subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                              /s/ Ernst & Young LLP




New York, New York
February 26, 2001



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                  (Amounts in Thousands, Except Per Share Data)

                                     ASSETS
                                                                                                        December 31,
                                                                                                ---------------------------
                                                                                               2000                   1999
                                                                                               ----                   ----

Real estate investments, at cost (Notes 3, 4, and 6)
     Land                                                                                   $  26,279               $  16,639
     Buildings                                                                                101,585                  59,269
                                                                                            ---------               ---------
                                                                                              127,864                  75,908
     Less accumulated depreciation                                                              6,244                   5,138
                                                                                            ---------               ---------
                                                                                              121,620                  70,770

Cash and cash equivalents                                                                       2,069                  11,247
Unbilled rent receivable (Note 3)                                                               1,615                   1,737
Rent, interest, deposits and other receivables                                                    976                     733
Notes receivable - officer (Note 8)                                                               240                      80
Investment in BRT Realty Trust - (related party) (Note 2)                                         240                     240
Deferred financing costs                                                                        1,154                     732
Other (including available-for-sale securities
     of $228 and $352) (Note 2)                                                                   305                     410
                                                                                           ----------              ----------
                                                                                           $  128,219              $   85,949
                                                                                           ==========              ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Mortgages payable  (Note 6)                                                          $    64,123               $  35,735
     Line of credit (Note 6)                                                                   10,000                       -
     Accrued expenses and other liabilities                                                       720                     412
                                                                                          -----------             -----------
         Total liabilities                                                                     74,843                  36,147
                                                                                           ----------               ---------

Commitments and contingencies                                                                       -                       -


Stockholders' equity (Notes 7,9,10 and 11):
     Redeemable Convertible Preferred Stock,
         $1 par value; $1.60 cumulative annual dividend;
         2,300 shares authorized; 648 and 655 shares issued;
         liquidation and redemption values of $16.50                                           10,693                  10,802
     Common Stock, $1 par value; 25,000 shares authorized;
         3,010 and 2,980 shares issued and outstanding                                          3,010                   2,980
     Paid-in capital                                                                           31,650                  31,338
     Accumulated other comprehensive income - net unrealized
         gain on available-for-sale securities (Note 2)                                            76                      33
     Accumulated undistributed net income                                                       7,947                   4,649
                                                                                            ---------              ----------
           Total stockholders' equity                                                          53,376                  49,802
                                                                                            ---------               ---------
                                                                                            $ 128,219               $  85,949
                                                                                            =========               =========

                             See accompanying notes.





                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
                  (Amounts in Thousands, Except Per Share Data)

                                                                                            Year Ended December 31,
                                                                                      ----------------------------------
                                                                                   2000              1999             1998
                                                                                   ----              ----             ----

Revenues:
     Rental income (Note 3)                                                       $ 12,333         $  8,831           $ 7,087
     Interest from related party (Note 5)                                                -                -             2,660
     Interest and other income (Note 3)                                                336            1,349               386
                                                                                  --------         --------           -------
                                                                                    12,669           10,180            10,133
                                                                                  --------         --------           -------
Expenses:
     Depreciation and amortization                                                   2,356            1,645             1,378
     Interest - mortgages payable (Note 6)                                           4,261            2,543             2,075
     Interest - line of credit (Note 6)                                                340                -               258
     Leasehold rent                                                                    289              289               289
     General and administrative (Note 8)                                             1,089              821               628
     Real estate expenses                                                               67              129                62
     Provision for valuation adjustment of
      real estate (Note 4)                                                             125                -               157
                                                                                  --------         --------          --------

                                                                                     8,527            5,427             4,847
                                                                                  --------         --------          --------
Income before gain on sale                                                           4,142            4,753             5,286
                                                                                  --------         --------          --------

Gain on sale of real estate (Note 3)                                                 3,802               62             1,102
Loss (gain) on sale of available-for-sale securities                                   (12)              64                30
                                                                                 ---------         --------          --------
                                                                                     3,790              126             1,132
                                                                                 ---------         --------          --------

Net income                                                                       $   7,932         $  4,879          $  6,418
                                                                                 =========         ========          ========


Calculation of net income applicable to common stockholders:
     Net income                                                                  $   7,932         $  4,879          $  6,418
     Less dividends and accretion on preferred stock                                 1,044            1,247             1,452
                                                                                 ---------        ---------         ---------
Net income applicable to common stockholders                                     $   6,888         $  3,632          $  4,966
                                                                                 =========         ========          ========

Weighted average number of common shares outstanding:
         Basic                                                                       2,993            2,960             2,297
                                                                                     =====            =====             =====
         Diluted                                                                     3,528            2,963             2,298
                                                                                     =====            =====             =====

Net income per common share (Notes 2, 9 and 11):
         Basic                                                                  $    2.30          $   1.23         $    2.16
                                                                                =========          ========         =========
         Diluted                                                                $    2.25          $   1.23         $    2.16
                                                                                =========          ========         =========

Cash distributions per share:
         Common Stock                                                           $    1.20         $    1.20         $    1.20
                                                                                =========         =========         =========
         Preferred Stock                                                        $    1.60         $    1.60         $    1.60
                                                                                =========         =========         =========






                            See accompanying notes.


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                   For the Three Years Ended December 31, 2000
                  (Amounts in Thousands, Except Per Share Data)

                                                                                         Accumulated
                                                                                            Other      Accumulated
                                               Preferred      Common        Paid-in     Comprehensive  Undistributed
                                                 Stock         Stock         Capital        Income     Net Income      Total
                                                 -----         -----         -------        ------     ----------      -----


Balances, December 31, 1997                     $      -      $ 1,561       $14,420    $     147       $  2,076        $18,204

Distributions - Common Stock
   ($1.20 per share)                                   -            -             -            -         (2,710)        (2,710)
Distributions - Preferred Stock
   ($1.60 per share)                                   -            -             -            -         (1,294)        (1,294)
Accretion on Preferred Stock                           -            -          (158)           -              -           (158)
Shares issued through rights offering                  -        1,332        16,139            -              -         17,471
Shares issued through dividend
   reinvestment plan                                   -           47           564            -              -            611
     Net income                                        -            -             -            -          6,418          6,418
       Other comprehensive income -
       net unrealized loss on available-
       for-sale securities (Note 2)                    -            -             -          (47)             -            (47)
                                                                                                                      ---------
Comprehensive income                                   -            -             -            -              -          6,371
                                               ---------    ---------    ----------   ----------      ---------       ---------

Balances, December 31, 1998                            -        2,940        30,965          100          4,490         38,495

Distributions - Common Stock
($1.20 per share)                                      -            -             -            -         (3,552)        (3,552)
Distributions - Preferred Stock
   ($1.60 per share)                                   -            -             -            -         (1,168)        (1,168)
Preferred Stock (Note 7)                          10,802            -             -            -              -         10,802
Accretion on Preferred Stock                           -            -           (79)           -              -            (79)
Preferred shares converted to
 Common Stock                                          -            1             7            -              -              8
Shares issued through dividend
   reinvestment plan                                   -           39           445            -              -            484
     Net income                                        -            -             -            -          4,879          4,879
       Other comprehensive income -
       net unrealized loss on available-
       for-sale securities (Note 2)                    -            -             -          (67)             -            (67)
                                                                                                                      --------
Comprehensive income                                   -            -             -            -              -          4,812
                                                --------    ---------      --------    ---------       --------       --------

Balances, December 31, 1999                       10,802        2,980        31,338           33          4,649         49,802

Distributions - Common Stock
   ($1.20 per share)                                   -            -             -            -         (3,590)        (3,590)
Distributions - Preferred Stock
   ($1.60 per share)                                   -            -             -            -         (1,044)        (1,044)
Preferred Stock (Note 7)                            (109)           -            18            -              -            (91)
Shares issued through dividend
   reinvestment plan                                   -           30           294            -              -            324
     Net income                                        -            -             -            -          7,932          7,932
       Other comprehensive income -
       net unrealized gain on available-
       for-sale securities (Note 2)                    -            -               -         43               -            43
                                                                                                                      --------
Comprehensive income                                   -            -             -            -              -          7,975
                                                 -------     --------      --------    ---------       --------       --------

Balances, December 31, 2000                      $10,693     $  3,010       $31,650    $      76       $  7,947        $53,376
                                                 =======     ========       =======    =========       ========        =======


                             See accompanying notes.


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                             (Amounts in Thousands)

                                                                                          Year Ended December 31,
                                                                              ----------------------------------------------
                                                                               2000               1999                1998
                                                                               ----               ----                -----

Cash flows from operating activities:
     Net income                                                             $  7,932           $  4,879           $  6,418
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Gain on sale of real estate                                           (3,802)               (62)            (1,102)
        (Gain) loss on sale of available-for-sale securities                      12                (64)               (30)
        Increase in rental income from straight-lining of rent                  (669)              (572)              (500)
        Provision for valuation adjustment                                       125                  -                157
        Depreciation and amortization                                          2,356              1,645              1,378
        Changes in assets and liabilities:
        Increase in rent, interest, deposits and
          other receivables                                                     (422)               (82)              (461)
        Increase (decrease) in accrued expenses
          and other liabilities                                                  340                 95                (50)
                                                                           ----------         ----------           ---------
           Net cash provided by operating activities                           5,872               5,839             5,810
                                                                            ---------           ---------           -------

Cash flows from investing activities:
     Additions to real estate                                                (51,994)            (11,499)          (13,172)
     Net proceeds from sale of real estate                                    12,514                 210             1,419
     Net proceeds from sale of available-for-sale securities                     156               1,203               282
     Collection of mortgages receivable - (including $5,653
         from related party in 1998)                                               -                 228             5,715
     Purchase of available-for-sale securities                                     -                (885)             (935)
     Payments to minority interest by subsidiary                                 (32)                (13)              (14)
                                                                           -----------         ----------         ----------
            Net cash used in investing activities                            (39,356)            (10,756)           (6,705)
                                                                             ---------            --------         ---------

Cash flows from financing activities:
     Proceeds (repayments) from bank borrowings                                10,000                  -             (4,605)
     Proceeds from mortgages payable                                           20,162              5,775              9,236
     Payment of financing costs                                                  (666)              (238)              (345)
     Repayment of mortgages payable                                              (789)              (528)              (359)
     Cash distributions - Common Stock                                         (3,590)            (4,434)            (2,297)
     Cash distributions - Preferred Stock                                      (1,044)            (1,491)            (1,294)
     Proceeds from issuance of shares through rights offering                       -                  -             17,471
     Repurchase of preferred stock, which was cancelled                           (91)            (2,494)               (40)
     Issuance of shares through dividend reinvestment plan                        324                484                611
                                                                            ---------          ----------         ---------
            Net cash provided by (used in) financing activities                24,306             (2,926)            18,378
                                                                            ---------          ----------         ---------
Net (decrease) increase in cash and cash equivalents                           (9,178)            (7,843)            17,483
Cash and cash equivalents at beginning of year                                 11,247             19,090              1,607
                                                                             --------           --------            -------
Cash and cash equivalents at end of year                                    $   2,069            $11,247            $19,090
                                                                            =========            =======            =======

Supplemental disclosures of cash flow information:
     Cash paid during the year for interest expense                         $   4,464           $  2,546           $  2,438
Supplemental schedule of non cash investing and financing activities:
     Assumption of mortgage payable in connection
      with purchase of real estate                                          $   9,015           $  1,065           $      -


                             See accompanying notes.

                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                December 31, 2000




   NOTE 1 -   ORGANIZATION AND BACKGROUND

              One Liberty Properties, Inc. (the "Company") was incorporated in 1982 in the state of Maryland. The Company is a self-managed Real Estate Investment Trust ("REIT") which currently participates in net leasing transactions and has engaged in other real property transactions and invested in real property mortgages. The Company owns thirty-six properties located in thirteen states.

   NOTE 2 -   SIGNIFICANT ACCOUNTING POLICIES

              Principles of Consolidation

              The consolidated financial statements include the accounts of One Liberty Properties, Inc., its wholly-owned subsidiaries and a majority-owned limited liability company. Material inter-company items and transactions have been eliminated. One Liberty Properties, Inc., its subsidiaries and the limited liability com-pany are hereinafter referred to as the Company.

              Use of Estimates

              The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

              Total   distributions   made   during   2000  and  1999   included
              approximately 1% and 21%, respectively, attributable to capital gains, with the balance to ordinary income.

              Investments in Debt and Equity Securities

              The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each report date. At December 31, 2000, all marketable securities have been classified as available-for-sale and, as a result, are stated at fair value. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders' equity.

              The Company's investment in 30,048 common shares of BRT Realty Trust ("BRT"), a related party of the Company, (accounting for less than 1% of the total voting power of BRT), purchased at a cost of $97,000 has a fair market value at December 31, 2000 of $240,000. The net unrealized holding gain of $143,000 is excluded from earnings. In addition, the Company has invested $295,000 in various other equity securities which have a fair market value of $228,000 at December 31, 2000. The aggregate net unrealized holding loss of $67,000 on these investments is also excluded from earnings. At December 31, 2000, the cumulative unrealized gain of $76,000 on these investments is reported as a separate component of stockholders' equity.

              Realized gains and losses are determined using the average cost method. During 2000 and 1999, sales proceeds and gross realized gains and losses on securities classified as available-for-sale were:

                                           2000            1999
                                           ----            ----

              Sales proceeds           $  156,000        $1,203,000
                                       ==========        ==========

              Gross realized losses    $  (12,000)       $   (4,000)
                                       ===========       ===========

              Gross realized gains     $        -        $   68,000
                                       ==========        ==========

              Fair Value of Financial Instruments

              The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

              Cash and cash equivalents: The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

              Notes receivable - officer: The carrying amount of the notes receivable reported on the balance sheet is their face value. The notes carry an interest rate equal to the prime rate and thus the outstanding balance approximates their fair value.

              Investment in equity securities: Since these investments are considered "available-for-sale", they are reported in the balance sheet based upon quoted market prices.

              Mortgages  payable:  There is no material  difference  between the
              carrying  amount  and  the  fair  value  because   interest  rates
              approximate current market rates.

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

              Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company. For the year ended December 31, 2000, diluted earnings per share was determined by dividing net income by the total of the weighted average number of shares of Common Stock outstanding plus the dilutive effect of the Company's outstanding options (495 shares) plus the dilutive effect of the Company's Preferred Stock using the if-converted method. For the years ended December 31, 1999 and 1998, diluted earnings per share was determined by dividing net income applicable to common stockholders for each year by the total of the weighted average number of shares of Common Stock outstanding plus the dilutive effect of the Company's outstanding options (3,376 and 710 shares for the years ended 1999 and 1998, respectively) using the treasury stock method. The
              Preferred Stock was not considered for the purpose of computing diluted earnings per share for the years ended December 31, 1999 and 1998 because their assumed conversion was antidilutive.

              Options to purchase 47,500, 40,000 and 40,500 shares of Common Stock at $12.375, $14.50 and $13.50 per share, which were granted during March 1999, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share for the year ended December 31, 2000 because the exercise price of these options is greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 49,500 shares of Common Stock at $11.125 per share, which were granted during March 2000, were also not included in the computation of diluted earnings per share for the three months ended December 31, 2000, but were included for the interim 2000 quarters when the exercise price of the options were lower than the average market price of the common shares.

              Options to purchase 40,000 shares of Common Stock $14.50 per share, which were granted during March 1998, were not included in the computation of diluted earnings per share for the years ended December 31, 1999 and 1998 because the exercise price of these options is greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 40,500 shares of Common Stock at $13.50 per share, which were granted during March 1997, were also not included in the computation of diluted earnings per share, except for the three months ended September 1999, June 1998 and March 1998 when the exercise price of the options were lower than the average market price of the common shares.

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

              Comprehensive Income

              Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement No. 130, Reporting Compre-hensive Income. Statement No. 130 established standards for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehen-sive income. At December 31, 2000, accumulated other comprehensive income, which is solely comprised of the net unrealized gain on available-for-sale securities was $76,000.

              Segment Reporting

              Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement No. 131, Disclosure About Segments of an Enterprise and Related Information. Statement No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As the Company operates predominantly in one industry segment, Statement No. 131 did not have a material impact on the Company's financial statements.

              Derivative Instruments and Hedging Activities

              The Financial Accounting Standards Board issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133. Statement No. 137 deferred for one year the effective date of Statement No. 133, Accounting for Derivatives Instruments and Hedging Activities. The rule applies to fiscal years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

              Reclassification

              Certain amounts reported in previous financial statements have been reclassified in the accompanying financial statements to conform to the current year's presentation.


NOTE 3 - REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS

              During the year ended December 31, 2000, the Company purchased eight properties in four states for a total consideration of $61,009,000. First mortgages totaling $29,015,000 were placed on five of these properties, a net $10,000,000 was funded from the credit line, $11,700,000 was from the proceeds of the sale of the Total Petroleum properties and the balance was paid in cash.

              During the year ended December 31, 1999, the Company purchased four properties in two states for a total consideration of $12,565,000. First mortgages totaling $6,840,000 were placed on the properties with the balance paid in cash.

              The rental properties owned at December 31, 2000 are leased under noncancellable operating leases to corporate tenants with current expirations ranging from 2001 to 2038, with certain tenant renewal rights. The majority of lease agreements are net lease arrangements which require the tenant to pay not only rent but all the expenses of the leased property including maintenance, taxes, utilities and insurance. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.

              The minimum future rentals to be received over the next five years and thereafter on the operating leases in effect at December 31, 2000 are as follows:

                      Year Ending
                      December 31,                     (In Thousands)
                      ------------                     --------------
                      2001                                $ 14,195
                      2002                                  13,892
                      2003                                  13,309
                      2004                                  13,376
                      2005                                  13,301
                      Thereafter                           113,535
                                                           -------
                      Total                               $181,608
                                                          ========


              Included in the minimum future rentals are rentals from a property owned in fee by an unrelated third party. The Company pays annual fixed leasehold rent of $289,000 through April 2010 and has a right to extend the lease for up to three 15 year and one 14 year renewal options.

              At December 31, 2000, the Company has recorded an unbilled rent receivable aggregating $1,615,000, representing rent reported on a straight-line basis in excess of rental payments required under the initial term of the respective leases. This amount is to be billed and received pursuant to the lease terms over the next seventeen years. The minimum future rentals presented above include amounts applicable to the repayment of these unbilled rent receivables.

              Sale of Real Estate

              On October 20, 2000, the Company sold the thirteen locations it owned in Michigan that were net leased to Total Petroleum, Inc. The gross sales price was $12,000,000 which resulted in a gain of $3,603,000 for financial statement purposes (net of accumulated unbilled rent receivable in the amount of $791,000 written off in connection with the sale). The Company used the sales proceeds to acquire two additional properties on a tax deferred basis in accordance with Internal Revenue Code Section 1031. Therefore, the Company will not realize a gain for federal income tax purposes on the sale.

              Included in other income for the year ended December 31, 1999 is $793,000 which represents the return to the Company of unused escrow funds by the escrow agent pursuant to the lease agreement with Total Petroleum, Inc. (entered into in 1991).

              In February and May, 2000, the Company sold two properties for a total sales price of $890,000 and recognized gains totaling $199,000.

              On July 22, 1999, the Company sold a property for a sales price of $225,000 and recognized a gain of $62,000.

              On October 30, 1998, the Company sold a property for a sales price of $1,500,000 and recognized a gain of $1,102,000. In addition, a second mortgage receivable the Company held on the property was paid off as part of the sale. The outstanding balance of this mortgage receivable was $36,000 at the time of the sale.

NOTE 4 - PROVISION FOR VALUATION ADJUSTMENT

              During the years ended December 31, 2000 and 1998, the Company determined that the estimated fair value of five properties were lower than their carrying amounts and thus, the Company recorded a provision for the differences. The total provision taken on two of these properties amounted to $125,000 during the year ended December 31, 2000 and a $157,000 provision was taken on three properties during the year ended December 31, 1998. The provisions taken in 2000 and 1998 have been presented as a reduction to real estate investments on the balance sheet.

   NOTE 5 -   INTEREST FROM RELATED PARTY

              In September, 1998, the Company received an early payoff in full of a mortgage receivable in the amount of $7,582,000. The office building which secured this mortgage is owned by a partnership in which Gould Investors L.P. ("Gould"), a related party, is the General Partner and in which Gould owns substantially all of the partnership interests. The discount of $3,738,000 was being amortized by the Company over the original life of the mortgage. In September, 1998, the unamortized balance of the discount (which the Company realized as interest income) was $2,081,000. Interest income recognized, including amortization of the discount of $2,321,000 amounted to $2,660,000 for the year ended 1998.

              At December 31, 2000 and 1999, Gould owned 542,397 and 749,172 shares of the common stock of the Company or 18% and 25.1% of the equity interest and held 16.3% and 22.7% of the voting rights, respectively.

              See Note 8 for other related party transaction information.

NOTE 6 -  DEBT OBLIGATIONS

              Mortgages Payable

              At December 31, 2000, there are twenty-one outstanding mortgages payable, all of which are secured by first liens on individual real estate investments with an aggregate carrying value of $92,412,000 before accumulated depreciation. The mortgages bear interest at rates ranging from 6.9% to 9.1%, and mature between 2002 and 2017.

              Scheduled principal repayments during the next five years and thereafter are as follows:


                  Year Ending
                  December 31,                       (In Thousands)
                  ------------                       --------------
                  2001                                  $    965
                  2002                                     2,380
                  2003                                     9,788
                  2004                                     3,866
                  2005                                     9,127
                  2006 and thereafter                     37,997
                                                        --------
                  Total                                  $64,123
                                                         =======

              Line of Credit

              On March 24, 2000 the Company entered into an agreement with European American Bank ("EAB") to provide for a two year $15,000,000 credit facility ("Facility"). The Facility provides that the Company pay interest at EAB's prime rate on funds borrowed and an unused facility fee of 1/4%. The Company paid $175,000 in fees and closing costs which are being amortized over the term of the loan. The Company has the option to extend the term for one year. The Facility is guaranteed by all of the Company's subsidiaries which own unencumbered properties. The Company has agreed that it and its affiliates will maintain on deposit with EAB at least 10% of the average outstanding annual principal balance of take downs under the Facility. If minimum balances are not maintained by the Company and its affiliates, a deficiency fee is charged to the Company.

              The Facility is being used primarily to finance the acquisition of commercial real estate. The Company is required to comply with certain covenants. Net proceeds received from the sale or refinance of properties are required to be used to repay amounts outstanding under the Facility if proceeds from the Facility were used to purchase the property.

              In 1998 the Company paid interest under a revolving credit agreement with Bank Leumi Trust Company of New York, at the rate of prime plus 1/2% on funds borrowed on an interest only basis, plus a 1/4% servicing fee on the outstanding balance to Bank Leumi. This agreement matured on February 28, 1999.

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

              Pursuant to the Company's certificate of incorporation, as amended, each preferred shareholder of the Company had a one-time right to "put" the Preferred Stock to the Company at $16.50 per share for a period of ninety (90) days commencing July 1, 1999. During this period, preferred shareholders "put" 137,268 preferred shares to the Company for a total payment by the Company of $2,265,000. The preferred shareholders no longer have any rights to "put" their shares to the Company.

              During the years ended December 31, 2000 and 1999 the Company repurchased 6,600 and 13,950 shares of Preferred Stock for an aggregate consideration of $91,000 and $228,000, respectively.

NOTE 8  - OTHER RELATED PARTY TRANSACTIONS

              Gould charged the Company $272,000, $248,000 and $202,000 during the years ended December 31, 2000, 1999 and 1998, respectively, for allocated general and administrative expenses and payroll based on time incurred by various employees.

              The Company paid a company controlled by the Chairman of the Board of Directors and certain officers of the Company brokerage fees totaling $200,000 and $102,000 during the year ended December 31, 2000 and 1999 relating to mortgages placed on three and five of the Company's properties, respectively. These fees were deferred and are being amortized over the lives of the respective loans. During the year ended December 31, 2000, this company was paid a brokerage fee of $300,000 relating to the sale of the Total Petroleum properties and was also paid a $4,000 fee for supervision of repair work at a property. During the year ended December 31, 1998, this company was paid $45,000 also relating to the sale of real estate.

              During February 2000, January 2000 and December 1999, the Company made three loans aggregating $240,000 to its president providing for an interest rate equal to the prime rate and maturing in December, 2004. These loans are secured by shares of the Company purchased with the proceeds and personally guaranteed by this individual and his wife.

              During October 1998, Gould made a $350,000 loan to the same individual and his wife bearing interest at 9% and maturing in October, 2001. The loan is secured by interests in several real estate partnerships in which Gould and the Company are the majority partners, and the wife of the Company's president is the minority partner. The loan is also personally guaranteed. The outstanding balance at December 31, 2000 is $117,000.

              See Note 5 for other related party transaction information.

  NOTE 9 -  STOCK OPTIONS

              On November 17, 1989, the directors of the Company adopted the 1989 Stock Option Plan. Stock options under the 1989 Stock Option Plan are granted at per share amounts at least equal to their fair market value at the date of grant. A maximum of 225,000 common shares were reserved for issuance under the 1989 Stock Option Plan, of which none are available for grant at December 31, 2000.

              On December 6, 1996, the directors of the Company adopted the 1996 Stock Option Plan (Incentive/Nonstatutory Stock Option Plan). Incentive stock options are granted at per share amounts at least equal to their fair market value at the date of grant, whereas for nonstatutory stock options the exercise price may be any amount determined by the Board of Directors. Options granted under the Plan will expire no later than ten years after the date on which the option is granted. The options granted under the Plans are cumulatively exercisable at a rate of 25% per annum, commencing six months after the date of grant, and expire five years after the date of grant. A maximum of 125,000 shares of common stock of the Company are reserved for issuance to employees, officers, directors, consultants and advisors to the Company, of which 42,500 are available for grant at December 31, 2000.

              Changes  in  the  number  of  common   shares   under  all  option
              arrangements are summarized as follows:

                                                               Year Ended December 31,
                                                            -------------------------------------
                                                             2000               1999            1998
                                                             ----               ----            ----

              Outstanding at beginning of period           128,000            80,500            40,500
              Granted                                       49,500            47,500            40,000
              Option prices                                $11.125           $12.375            $14.50
              Exercisable at end of period                 106,625            62,250            30,250
              Exercised                                          -                 -                 -
              Expired                                            -                 -                 -
              Outstanding at end of period                 177,500           128,000            80,500
              Option price per share outstanding       $11.125-$14.50    $12.375-$14.50     $13.50-$14.50


              As of December 31, 2000, the outstanding options had a weighted average remaining contractual life of approximately 2.82 years and a weighted average exercise price of $12.76.

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

              Pro forma information regarding net income and earnings per share is required by FASB No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000 and 1999, respectively: risk free interest rate of 5.22% and 6.41%, dividend yield of 11.03% and 9.7%, volatility factor of the expected market price of the Company's Common Stock based on historical results of .116; and expected lives of 5 years.

              The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate, management believes the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Had the fair value method of accounting been applied to the Company's stock plan, which requires recognition of compensation cost ratably over the vesting period, pro forma net income applicable to common stockholders would have been $3,610 which would result in pro forma earnings of $1.22 per share in 1999.

   NOTE 10 - DISTRIBUTION REINVESTMENT PLAN

              In May, 1996, the Company implemented a Distribution Reinvestment Plan (the "Plan"). The Plan provides owners of record of 100 shares or more of its common and/or preferred stock the opportunity to reinvest cash distributions in newly-issued common stock of the Company at a five percent discount from the market price. No open market purchases are made under the Plan. During the years ended December 31, 2000 and 1999, the Company issued 30,532 and 39,074 common shares, respectively, under the Plan.

NOTE 11 - RIGHTS OFFERING

              On June 22,  1998,  the Company  sold  1,331,733  shares of Common
              Stock at $13.25 per share in a rights offering to its stockholders. The Company had issued one nontransferable right for each common and/or preferred share owned of record as of March 24, 1998 entitling the holder to purchase one share of Common Stock for a price of $13.25 per share and certain over-subscription privileges. Gould purchased 769,232 shares or 57.7% of the total shares issued. The offer expired on June 15, 1998.

NOTE 12 - PRO FORMA RESULTS (Unaudited)

              The following unaudited pro forma operating results of the Company for the years ended December 31, 2000 and 1999 have been prepared as if the property acquisitions and dispositions made during 2000 and 1999 had occurred on January 1, 1999. No recognition of any gain on sale of real estate is included. Unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations of the Company would have been had the events occurred as of January 1, 1999, nor does it purport to represent the results of operations for future periods.

                                         (In Thousands, Except Per Share Data)

                                              2000                 1999
                                              ----                 ----

              Pro forma revenues             $15,114             $15,001
                                             =======             =======

              Pro forma net income            $4,957              $4,974
                                              ======              ======

              Pro forma net income
               applicable to common
               stockholders                   $3,913              $3,727
                                              ======              ======

              Pro forma net income per
               common share - basic
               and diluted                     $1.31               $1.26
                                               =====               =====

NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED):
         (In Thousands, Except Per Share Data)


                                                                            Quarter Ended
                                                                            -------------
                                                                                                         Total
                                                March 31    June 30     September 30    December 31     For Year
                                                --------    -------     ------------    -----------     --------
2000
----

Revenues                                        $2,559      $3,295         $3,356         $3,459          $12,669

Net income                                       1,140       1,156          1,081          4,555(a)(b)      7,932
Net income applicable to
  common stockholders                              878         894            820          4,296(a)(b)      6,888

Net income per common share:
  Basic                                            .29         .30            .27           1.43             2.30(c)
  Diluted                                          .29         .30            .27           1.29             2.25(c)

 (a) Net income reflects a provision for valuation adjustment of real estate amounting to $125 for the quarter ending December 31, 2000.
 (b) Includes $3,603, (or $1.20 and $1.06 per common share, basic and diluted, respectively)from the sale of the Total Petroleum properties. See Note 3.
 (c)   Calculated on weighted average shares outstanding for the year.



                                                                                 Quarter Ended
                                                                                 -------------
                                                                                                          Total
                                                March 31    June 30    September 30    December 31       For Year
                                                --------    -------    ------------    -----------       --------
1999
----

Revenues                                        $2,198      $3,172(d)     $2,426         $2,384           $10,180

Net income                                         951       1,798(d)      1,125          1,005             4,879

Net income applicable to
  common stockholders                              589       1,438(d)        862            743             3,632

Net income per common share:
  Basic                                            .20         .49           .29            .25              1.23(e)
  Diluted                                          .20         .49           .29            .25              1.23(e)

(d) Includes $793 representing the return to the Company of unused escrow funds.
    See Note 3.
(e) Calculated on weighted average shares outstanding for the year.





                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

       Schedule III - Consolidated Real Estate and Accumulated Depreciation

                                December 31, 2000

                             (Amounts in Thousands)

                                  Initial Cost   Gross Amount at Which Carried At                                     Life on Which
                                   to Company           December 31, 2000                                            Depreciation in
                                  -----------           -----------------                                             Latest Income
                                                                                             Date Of                  Statement Is
                                                                               Accumulated  Construc-     Date          Computed
                  Encumbrances  Land  Buildings  Land    Buildings     Total   Depreciation   tion      Acquired         (Years)
                  ------------  ----  ---------  ----    ---------     -----   ------------   ----      --------        --------
Free Standing
Retail Locations:
-----------------


Columbus, OH        $ 4,207   $ 1,445  $ 5,781   $ 1,445  $ 5,781    $ 7,226     $  452       1996     November 19, 1997    40

Plano, TX             4,976     1,536    6,145     1,536    6,145      7,681        134       1998     February 10, 2000    40

El Paso, TX           9,950     2,821   11,373     2,821   11,373     14,194        225       1974     March 29, 2000       40

Miscellaneous        20,956     9,570   33,929     9,471   33,731     43,202      3,465       Various  Various              40


Flex Buildings:
---------------

Hauppauge, NY             -     2,738   10,951     2,738   10,951     13,689         11       1981     December 28, 2000    40

Miscellaneous             -     1,039    4,159     1,039    4,159      5,198          4       1986     December 22, 2000    40


Office Building:
----------------

New York, NY           4,359    1,344    5,300     1,344    5,300      6,644        370       1973     March 31, 1998       40

Miscellaneous              -      181      724       181      724        905         40       1978     October 2, 1998      40


Apartment Building:
-------------------

New York, NY           4,803    1,110    4,439     1,110    4,439      5,549      1,056       1910     June 14, 1994        27.5


Industrial:
-----------

Hanover, PA            8,925    2,354    9,414     2,354    9,414      11,768       167       1968     April 11, 2000       40

Miscellaneous            947      815    3,865       815    3,865       4,680       266       Various  Various              40

Health Clubs:
-------------

Miscellaneous          5,000    1,425    5,703     1,425    5,703       7,128        54       Various   August 23, 2000     40
                       -----    -----    -----     -----    -----       -----        --

                     $64,123  $26,378 $101,783   $26,279 $101,585    $127,864    $6,244
                     =======  ======= ========   ======= ========    ========    ======




                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                              Notes To Schedule III
              Consolidated Real Estate And Accumulated Depreciation

  (a) Reconciliation of "Real Estate and Accumulated Depreciation"
                          (In Thousands)

                                                Year Ended December 31,
                                            2000                     1999
                                            ----                     ----

Investment in real estate:

  Balance, beginning of year              $75,908                   $63,550

  Addition: Land and buildings             61,008                    12,564

  Deductions:
      Cost of properties sold              (8,927)                     (206)
      Valuation allowance (c)                (125)                        -
                                         --------                  --------

  Balance, end of year                   $127,864                  $ 75,908
                                         ========                  ========


  Accumulated depreciation:

  Balance, beginning of year             $  5,138                  $  3,719

  Addition:  depreciation                   2,112                     1,477

  Deduction: accumulated
    depreciation related to
    properties sold                        (1,006)                      (58)
                                         ---------                ---------

  Balance, end of year                   $   6,244                $   5,138
                                         =========                =========


  (b) The aggregate cost of the properties is approximately $4,096 lower for federal income tax purposes.

  (c) During the year ended December 31, 2000, the Company took a provision for valuation adjustment of real estate totaling $125. See Note 4 to the consolidated financial statements for other information.


