Form 10-Q
period 2001-03-31
ONE LIBERTY PROPERTIES INC
filed 2001-05-14
CIK 712770

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X]               Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

                                     OR

[  ]              Transition Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

                        Commission File Number 0-11083
                                               -------

                           ONE LIBERTY PROPERTIES, INC.
                           ----------------------------

              (Exact name of Registrant as specified in its charter)

              MARYLAND                                    13-3147497
              ------------------------------------------------------
              (State or other jurisdiction of       (I.R.S. Employer
               incorporation or organization   Identification Number)

            60 Cutter Mill Road, Great Neck, New York             11021
            -----------------------------------------------------------
            (Address of principal executive office)          (Zip Code)

     Registrant's telephone number, including area code:     (516)  466-3100
                                                             ---------------

            Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

            As of May 7, 2001, the Registrant had 3,010,219 shares of Common Stock and 648,058 shares of Redeemable Convertible Preferred Stock outstanding.

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
                              CONSOLIDATED BALANCE SHEETS
                     (Amounts in Thousands, Except Per Share Data)



                                                                                    March 31,         December 31,
                                                                                      2001               2000
                                                                                      ----               ----
                                                                                   (Unaudited)

Assets
   Real estate investments, at cost
   Land                                                                             $  26,282          $  26,279
   Buildings                                                                          101,596            101,585
                                                                                      -------            -------
                                                                                      127,878            127,864
           Less accumulated depreciation                                                6,891              6,244
                                                                                      -------            -------
                                                                                      120,987            121,620

   Cash and cash equivalents                                                            2,798              2,069
   Unbilled rent receivable                                                             1,823              1,615
   Rent, interest, deposits and other receivables                                         957                976
   Note receivable - officer                                                              240                240
   Investment in BRT Realty Trust-(related party)                                         261                240
   Deferred financing costs                                                             1,222              1,154
   Other   (including available-for-sale securities of
         $141 and $228)                                                                   208                305
                                                                                          ---                ---

           Total assets                                                              $128,496           $128,219
                                                                                     ========           ========

Liabilities and Stockholders' Equity
   Liabilities:
        Mortgages payable                                                            $ 67,564           $ 64,123
        Line of credit                                                                  5,700             10,000
        Accrued expenses and other liabilities                                            609                720
        Dividends payable                                                               1,162                  -
                                                                                     --------           --------

           Total liabilities                                                           75,035             74,843
                                                                                       ------             ------

Commitments and contingencies                                                               -                  -


Stockholders' equity:
        Redeemable convertible preferred stock, $1 par value; $1.60 cumulative annual dividend; 2,300 shares authorized; 648 shares issued;
         liquidation and redemption values of $16.50                                   10,693             10,693
        Common stock, $1 par value; 25,000
         shares authorized; 3,010
         shares issued  and outstanding                                                 3,010              3,010
        Paid-in capital                                                                31,650             31,650
        Accumulated other comprehensive income - net
           unrealized gain on available-for-sale securities                               137                 76
        Accumulated undistributed net income                                            7,971              7,947
                                                                                       ------             ------

           Total stockholders' equity                                                  53,461             53,376
                                                                                       ------             ------

           Total liabilities and stockholders' equity                                $128,496           $128,219
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


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                             ---------
                                                     2001                 2000
                                                     ----                 ----

Revenues:
   Rental income                                    $3,760               $2,448
   Interest and other income                            24                  111
                                                    ------               ------

                                                     3,784                2,559
                                                     -----                -----

Expenses:
   Depreciation and amortization                       719                  454
   Interest - mortgages payable                      1,273                  749
   Interest - line of credit                           193                    -
   Leasehold rent                                       72                   72
   General and administrative                          299                  289
   Real estate expenses                                 37                    2
                                                     -----                -----

                                                     2,593                1,566
                                                     -----                -----

Income before (loss) gain on sale                    1,191                  993
                                                     -----                  ---

   Gain on sale of real estate                           -                  156
   Loss on sale of available-for-sale securities        (5)                  (9)
                                                     ------                ----
                                                        (5)                 147
                                                     ------                ----

Net income                                           $1,186              $1,140
                                                     ======              ======

Calculation of net income applicable to
 common stockholders:
Net income                                           $1,186              $1,140
Less: dividends on preferred stock                      259                 262
                                                     ------                 ---

Net income applicable to
   common stockholders                               $  927              $  878
                                                     ======              ======

Weighted average number of
 common shares outstanding:
     Basic                                            3,010               2,980
                                                      =====               =====
     Diluted                                          3,013               2,980
                                                      =====               =====
Net income per common share:
     Basic                                           $  .31              $  .29
                                                     ======              ======
     Diluted                                         $  .31              $  .29
                                                     ======              ======

Cash distributions per share:
   Common Stock                                      $  .30              $  .30
                                                     ======              ======
   Preferred Stock                                   $  .40              $  .40
                                                     ======              ======



  See accompanying notes to consolidated financial statements.



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

            For the three month period ended March 31, 2001 (unaudited)
                         and the year ended December 31, 2000
                                (Amounts in Thousands)

                                                                                     Accumulated
                                                                                       Other         Accumulated
                                          Preferred      Common      Paid-in        Comprehensive   Undistributed
                                            Stock        Stock       Capital           Income         Net Income         Total
                                           -------       ------      -------           ------         ----------        ------

Balances, January 1, 2000                  $10,802       $2,980      $31,338              $33          $4,649           $49,802

Distributions -
   common stock                                  -            -            -                -          (3,590)           (3,590)
Distributions -
   preferred stock                               -            -            -                -          (1,044)           (1,044)
Preferred stock                               (109)           -           18                -               -               (91)
Shares issued through
   dividend reinvestment plan                    -           30          294                -               -               324
     Net income                                  -            -            -                -           7,932             7,932
     Other comprehensive income-
      net unrealized gain on
      available-for-sale securities              -            -            -               43               -                43
                                                                                                                             --
Comprehensive income                             -            -            -                -               -             7,975
                                           -------      -------      -------          -------         -------             -----

Balances, December 31, 2000                 10,693        3,010       31,650               76           7,947            53,376

Distributions -
   common stock                                  -            -            -                -            (903)             (903)
Distributions -
   preferred stock                               -            -            -                -            (259)             (259)
     Net income                                  -            -            -                -           1,186             1,186
     Other comprehensive income-
      net unrealized gain on
      available-for-sale securities              -            -            -               61               -                61
                                                                                                                             --
Comprehensive income                             -            -            -                -               -             1,247
                                           -------      -------      -------          -------        --------           -------

Balances, March 31, 2001                   $10,693       $3,010      $31,650          $   137        $  7,971           $53,461
                                           =======       ======      =======          =======        ========           =======





     See accompanying notes to consolidated financial statements.


                     ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in Thousands)
                                    (Unaudited)


                                                                                                 Three Months Ended
                                                                                                       March 31,
                                                                                               2001                2000
                                                                                               ----                ----

Cash flows from operating activities:
   Net income                                                                                $ 1,186             $ 1,140
   Adjustments to reconcile net income
     to net cash provided by operating activities:
   Gain on sale of real estate                                                                     -                (156)
   Loss on sale of available-for-sale securities                                                   5                   9
   Increase in rental income from straight-lining of rent                                       (208)               (133)
   Depreciation and amortization                                                                 719                 454
   Changes in assets and liabilities:
   Decrease (increase) in rent, interest, deposits and other receivables                          29                (179)
   Decrease in accrued expenses and other liabilities                                           (104)                (66)
                                                                                              ------                -----

           Net cash provided by operating activities                                           1,627               1,069
                                                                                               -----               -----

Cash flows from investing activities:
   Additions to real estate                                                                      (14)            (23,123)
   Net proceeds from sale of real estate                                                           -                 697
   Net proceeds from sale of available-for-sale securities                                       122                  21
   Payments to minority interest by subsidiary                                                    (7)                (13)
                                                                                                 ---                ----

           Net cash provided by (used in) investing activities                                   101             (22,418)
                                                                                                 ---             --------

Cash flows from financing activities:
   Proceeds from mortgages payable                                                             3,700               15,000
   Repayment of mortgages payable                                                               (259)                (156)
   Payment of financing costs                                                                   (140)                (331)
   Line of credit - paydowns                                                                  (4,300)                   -
   Note receivable - officer                                                                       -                 (160)
                                                                                              ------              --------

           Net cash (used in) provided by financing activities                                  (999)              14,353
                                                                                               -----               ------

           Net increase (decrease) in cash and cash equivalents                                  729               (6,996)

Cash and cash equivalents at beginning of period                                               2,069               11,247
                                                                                               -----              -------

Cash and cash equivalents at end of period                                                   $ 2,798              $ 4,251
                                                                                             =======              =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest expense                                          $ 1,468              $   749





   See accompanying notes to consolidated financial statements.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation
         --------------------
The accompanying interim unaudited consolidated financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results for the full year.

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

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2 - Earnings Per Common Share
         -------------------------
For the three months ended March 31, 2001 and 2000 basic earnings per share was determined by dividing net income applicable to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during each period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company. For the three month periods ended March 31, 2001 and 2000 diluted earnings per share was determined by dividing net income applicable to common stockholders for the period by the total of the weighted average number of shares of Common Stock outstanding plus the dilutive effect of the Company's outstanding options (2,352 and 206 for the three months ended March 31, 2001 and 2000, respectively) using the treasury

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 2 - Earnings Per Common Share (Continued)
         -------------------------------------
stock method. The Preferred Stock was not considered for the purpose of computing diluted earnings per share because their assumed conversion is antidilutive.

Options to purchase 185,500 shares of Common Stock at $12.19, $12.375, $14.50 and $13.50 per share (which were granted during March 2001, 1999, 1998 and 1997, respectively) were not included in the computation of diluted earnings per share because the exercise prices of these options are greater than the average market price of the common shares as of March 31, 2001 and therefore the effect would be antidilutive.

Note 3 - Preferred and Common Stock Dividend Distributions
         -------------------------------------------------
On March 8, 2001 the Board of Directors declared quarterly cash distributions of $.30 and $.40 per share on the Company's common and preferred stock, respectively, which was paid on April 2, 2001 to stockholders of record on March 21, 2001.

Note 4 - Comprehensive Income
         --------------------
Statement No. 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During the three months ended March 31, 2001, accumulated other comprehensive income, which is solely composed of the net unrealized gain on available-for-sale securities, increased $61,000 to $137,000. During the three months ended March 31, 2000 there was no change in comprehensive income.

Note 5  - Derivative Instruments and Hedging Activities
          ---------------------------------------------
In June 1999, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, amending Statement of Financial Accounting Standards No. 133. "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which extended the required date of adoption to fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS 133 on January 1, 2001 and the impact is immaterial due to the Company's limited derivative activity.

Item 2.  Management's Discussion And Analysis Of Financial Condition
         -----------------------------------------------------------
         And Results Of Operations
         -------------------------
Liquidity and Capital Resources
-------------------------------
The Company's primary sources of liquidity are cash and cash equivalents ($2,798,000 at March 31, 2001), a $15,000,000 revolving credit facility and cash generated from operating activities. On March 24, 2000 the Company entered into an agreement with European American Bank ("EAB") to provide a $15,000,000 revolving credit facility ("Facility"). The Facility is used primarily to finance the acquisition of commercial real estate. The Facility matures on March 24, 2002 with an option to extend through March 24, 2003. Borrowings under the Facility bear interest at EAB's prime rate and there is an unused facility fee of one-quarter of 1%. Net proceeds received from the sale or refinance of properties are required to be used to repay amounts outstanding under the Facility if proceeds from the Facility were used to purchase the property. The Facility is guaranteed by all Company subsidiaries which own unencumbered properties. At March 31, 2001, $5,700,000 was outstanding under the Facility. On April 25, 2001, the Company obtained financing of $9,900,000 on a property purchased during December 2000, of which $5,700,000 was used to pay off the entire balance of the line of credit. The remaining cash balance of $4,200,000 is available for future investment.

The Company is currently in discussions concerning the acquisition of additional net leased properties. Cash provided from operations and the Company's cash position will provide funds for cash distributions to shareholders and operating expenses. These sources of funds, as well as funds available from the Facility, will provide funds for future property acquisitions. It will continue to be the Company's policy to make sufficient cash distributions to shareholders in order for the Company to maintain its real estate investment trust status under the Internal Revenue Code.

On July 6, 2000, the Company announced that its Board of Directors had authorized the purchase of its outstanding preferred stock from time-to-time in the open market and in private transactions. The Board of Directors of the Company allocated $1,000,000 to this repurchase program. Through April, 2001, 6,600 shares of preferred stock have been repurchased at a total cost of $91,000.

Results of Operations
---------------------
Three Months Ended March 31, 2001 and 2000
------------------------------------------
Rental income increased by $1,312,000 to $3,760,000 for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, primarily due to the acquisition of seven properties during 2000. This increase was partially offset by a $273,000 decrease in revenues resulting from the sale of thirteen Total Petroleum properties during October 2000.

Interest and other income decreased by $87,000 for the three months ended March 31, 2001 to $24,000 due to a reduction in interest earned on cash and cash equivalents available for investment, as cash and cash equivalents were used to fund property acquisitions.

The increase in depreciation and amortization expense of $265,000 for the three months ended March 31, 2001 to $719,000 primarily results from depreciation on the seven properties acquired during the year ended December 31, 2000.

The increase in interest-mortgages payable to $1,273,000 for the three months ended March 31, 2001 from $749,000 for the three months ended March 31, 2000 is due to mortgages placed on six properties acquired during 2000. Interest - line of credit amounted to $193,000 during the three months ended March 31, 2001 resulting from borrowings under the credit agreement. There were no such borrowings during the prior year period.

Real estate expenses were $37,000 for the three months ended March 31, 2001 and $2,000 for the three months ended March 31, 2000. The three months ended March 31, 2000 is net of a refund of real estate taxes received by the Company during that period.

Gain on sale of real estate during the three months ended March 31, 2000 results from a gain on the sale of a property located in South Carolina.

Item 3. - Quantitative and Qualitative Disclosures About Market Risks
          -----------------------------------------------------------
The Company has considered the effects of derivatives and exposures to market risk relating to interest rate, foreign currency exchange rate, commodity price and equity price risk. The Company 's mortgages payable bear fixed interest rates and therefore there is no material market risk associated with these instruments. The Company's exposure to market risk relates to its variable rate unsecured credit facility, with the initial borrowing occurring during the quarter ended June 30, 2000. This variable rate indebtedness had a weighted average interest rate of 9% for the three months ended March 31, 2001 and 9.9% for the period ended December 31, 2000 and the Company believes that a 1% change in interest rates would not have a material effect on income.



                           Part II - Other Information

Item 6. - Exhibits and Reports on Form 8-K
          --------------------------------
A Form 8-K was filed by the Company on January 4, 2001 to report the acquisition on December 28, 2000 of a property located in Hauppauge, New York.

                           ONE LIBERTY PROPERTIES, INC.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           One Liberty Properties, Inc.
                                           ----------------------------
                                                     (Registrant)






May 14, 2001               /s/ Jeffrey Fishman
------------               -------------------
Date                       Jeffrey Fishman
                           President





May 14, 2001               /s/ David W. Kalish
------------               -------------------
Date                       David W. Kalish
                           Vice President and
                           Chief Financial Officer