Form 10-Q
period 2001-06-30
ONE LIBERTY PROPERTIES INC
filed 2001-08-13
CIK 712770

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

                                      OR

       [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         Commission File Number 0-11083

                          ONE LIBERTY PROPERTIES, INC.
                          ----------------------------
             (Exact name of Registrant as specified in its charter)

       MARYLAND                                                  13-3147497
       --------------------------------------------------------------------
       (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                Identification Number)

       60 Cutter Mill Road, Great Neck, New York                      11021
       --------------------------------------------------------------------
       (Address of principal executive office)                   (Zip Code)

       Registrant's telephone number, including area code:  (516)  466-3100
                                                            ---------------
            Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

          As of August 7, 2001, the Registrant had 3,015,769 shares of
            Common Stock and 648,058 shares of Redeemable Convertible
                          Preferred Stock outstanding.

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
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in Thousands, Except Per Share Data)



                                                                                     June 30,          December 31,
                                                                                       2001                2000
                                                                                       ----                ----
                                                                                   (Unaudited)

Assets
   Real estate investments, at cost
   Land                                                                             $  26,133          $  26,279
   Buildings                                                                          101,370            101,585
                                                                                    ---------          ---------
                                                                                      127,503            127,864
           Less accumulated depreciation                                                7,449              6,244
                                                                                    ---------          ---------
                                                                                      120,054            121,620

   Cash and cash equivalents                                                            7,430              2,069
   Unbilled rent receivable                                                             2,031              1,615
   Rent, interest, deposits and other receivables                                         853                976
   Note receivable - officer                                                              167                240
   Investment in BRT Realty Trust-(related party)                                         309                240
   Deferred financing costs                                                             1,410              1,154
   Other   (including available-for-sale securities of
         $238 and $228)                                                                   387                305
                                                                                    ---------           --------

           Total assets                                                             $ 132,641           $128,219
                                                                                    =========           ========

Liabilities and Stockholders' Equity
   Liabilities:
        Mortgages payable                                                           $  77,185           $ 64,123
        Line of credit                                                                      -             10,000
        Accrued expenses and other liabilities                                            687                720
        Dividends payable                                                               1,164                  -
                                                                                    ---------           --------

           Total liabilities                                                           79,036             74,843
                                                                                    ---------           --------

Commitments and contingencies                                                               -                  -


Stockholders' equity:
        Redeemable convertible preferred stock, $1 par value;
         $1.60 cumulative annual dividend; 2,300 shares
         authorized; 648 shares issued; liquidation and
         redemption values of $16.50                                                   10,693             10,693
        Common stock, $1 par value; 25,000
         shares authorized; 3,016 and 3,010
         shares issued  and outstanding                                                 3,016              3,010
        Paid-in capital                                                                31,706             31,650
        Accumulated other comprehensive income - net
           unrealized gain on available-for-sale securities                               220                 76
        Accumulated undistributed net income                                            7,970              7,947
                                                                                     --------           --------

           Total stockholders' equity                                                  53,605             53,376
                                                                                     --------           --------

           Total liabilities and stockholders' equity                                $132,641           $128,219
                                                                                     ========           ========



         See accompanying notes to consolidated financial statements.



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                  (Unaudited)

                                                                    Three Months Ended                  Six Months Ended
                                                                         June 30,                             June 30,
                                                                         --------                             --------
                                                                 2001               2000              2001               2000
                                                                 ----               ----              ----               ----

Revenues:
   Rental income                                               $3,830              $3,255            $7,590             $5,704
   Interest and other income                                       52                  40                76                150
                                                               ------              ------            ------             ------
                                                                3,882               3,295             7,666              5,854
                                                               ------              ------            ------             ------
Expenses:
   Depreciation and amortization                                  727                 614             1,446              1,068
   Interest - mortgages payable                                 1,477               1,161             2,750              1,910
   Interest - line of credit                                       38                  52               231                 52
   Leasehold rent                                                  72                  72               144                144
   General and administrative                                     298                 262               597                551
   Real estate expenses                                            52                  18                89                 20
                                                               ------              ------            ------             ------

                                                                2,664               2,179             5,257              3,745
                                                                -----               -----             -----              -----

Income before (loss) gain on sale                               1,218               1,116             2,409              2,109
                                                                -----               -----             -----              -----

   (Loss) gain on sale of real estate                             (46)                 43               (46)               199
   Loss on sale of available-for-sale securities                   (9)                 (3)              (14)               (12)
                                                                -----               -----             -----              -----
                                                                  (55)                 40               (60)               187
                                                                -----               -----             -----              -----
Net income                                                     $1,163              $1,156            $2,349             $2,296
                                                               ======              ======            ======             ======

Calculation of net income applicable to common stockholders:
Net income                                                     $1,163              $1,156            $2,349             $2,296
Less: dividends on preferred stock                                259                 262               518                524
                                                               ------              ------            ------             ------

Net income applicable to
   common stockholders                                        $   904             $   894            $1,831             $1,772
                                                              =======             =======            ======             ======

Weighted average number of common shares outstanding:
     Basic                                                      3,016               2,989             3,013              2,984
                                                                =====               =====             =====              =====
     Diluted                                                    3,026               2,990             3,020              2,985
                                                                =====               =====             =====              =====

Net income per common share:
     Basic                                                   $    .30            $    .30          $    .61           $    .59
                                                             ========            ========          ========           ========
     Diluted                                                 $    .30            $    .30          $    .61           $    .59
                                                             ========            ========          ========           ========

Cash distributions per share:
   Common Stock                                              $    .30            $    .30          $    .60           $    .60
                                                             ========            ========          ========           ========
   Preferred Stock                                           $    .40            $    .40          $    .80           $    .80
                                                             ========            ========          ========           ========


      See accompanying notes to consolidated financial statements.

                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              For the six month period ended June 30, 2001 (unaudited)
                       and the year ended December 31, 2000
                             (Amounts in Thousands)

                                                                          Accumulated
                                                                             Other           Accumulated
                                   Preferred   Common          Paid-in   Comprehensive      Undistributed
                                     Stock     Stock           Capital      Income           Net Income           Total
                                     -----     -----           -------      ------           ----------           -----

Balances, January 1, 2000           $10,802    $2,980          $31,338        $33              $4,649             $49,802

Distributions -
   common stock                           -         -                -          -              (3,590)             (3,590)
Distributions -
   preferred stock                        -         -                -          -              (1,044)             (1,044)
Preferred stock                        (109)        -               18          -                   -                 (91)
Shares issued through
   dividend reinvestment plan             -        30              294          -                   -                 324
     Net income                           -         -                -          -               7,932               7,932
     Other comprehensive income-
      net unrealized gain on
      available-for-sale securities       -         -                -         43                   -                  43
                                                                                                                   ------
Comprehensive income                      -         -                -          -                   -               7,975
                                     ------     -----           ------       ----               -----              ------
Balances, December 31, 2000          10,693     3,010           31,650         76               7,947              53,376

Distributions -
   common stock                           -         -                -          -              (1,808)             (1,808)
Distributions -
   preferred stock                        -         -                -          -                (518)               (518)
Shares issued through
   dividend reinvestment plan             -         6               56          -                   -                  62
     Net income                           -         -                -          -               2,349               2,349
      Other comprehensive income-
      net unrealized gain on
      available-for-sale securities       -         -                -        144                   -                 144
                                                                                                                      ---
Comprehensive income                      -         -                -          -                   -               2,493
                                    -------    ------          -------     ------            --------             -------
Balances, June 30, 2001             $10,693    $3,016          $31,706     $  220            $  7,970             $53,605
                                    =======    ======          =======     ======            ========             =======






         See accompanying notes to consolidated financial statements.



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in Thousands)
                                 (Unaudited)



                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                                          --------
                                                                                                 2001                  2000
                                                                                                 ----                  ----

Cash flows from operating activities:
   Net income                                                                                  $ 2,349               $ 2,296
   Adjustments to reconcile net income
     to net cash provided by operating activities:
   Loss (gain) on sale of real estate                                                               46                  (199)
   Loss on sale of available-for-sale securities                                                    14                    12
   Increase in rental income from straight-lining of rent                                         (416)                 (331)
   Depreciation and amortization                                                                 1,446                 1,068
   Changes in assets and liabilities:
   Decrease (increase) in rent, interest, deposits and other receivables                            51                  (360)
   (Decrease) increase in accrued expenses and other liabilities                                   (23)                  171
                                                                                                ------                ------
           Net cash provided by operating activities                                             3,467                 2,657
                                                                                                ------                ------
Cash flows from investing activities:
   Additions to real estate                                                                        (14)              (25,928)
   Net proceeds from sale of real estate                                                           240                   837
   Net proceeds from sale of available-for-sale securities                                         184                    74
   Purchase of available-for-sale securities                                                      (132)                    -
   Payments to minority interest by subsidiary                                                     (11)                  (16)
                                                                                                ------                ------

           Net cash provided by (used in) investing activities                                     267               (25,033)
                                                                                                ------                ------

Cash flows from financing activities:
   Proceeds from mortgages payable                                                              13,600                15,000
   Repayment of mortgages payable                                                                 (538)                 (369)
   Payment of financing costs                                                                     (408)                 (528)
   Line of credit - (paydowns) borrowings                                                      (10,000)                1,000
   Cash distributions - common stock                                                              (903)                 (894)
   Cash distributions - preferred stock                                                           (259)                 (262)
   Issuance of shares through dividend reinvestment plan                                            62                    96
   Note receivable - officer                                                                        73                  (160)
                                                                                                ------                ------

           Net cash provided by financing activities                                             1,627                13,883
                                                                                                ------                ------

           Net increase (decrease) in cash and cash equivalents                                  5,361                (8,493)


Cash and cash equivalents at beginning of period                                                 2,069                11,247
                                                                                                ------                ------

Cash and cash equivalents at end of period                                                      $7,430                $2,754
                                                                                                ======                ======

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest expense                                             $3,008                $1,918

Supplemental schedule of non cash investing and financing activities:
   Assumption of mortgage payable in connection
     with purchase of real estate                                                               $    -                $9,015





    See accompanying notes to consolidated financial statements.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 2001 and for the six and three months ended June 20, 2001 and 2000 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the six and three months ended June 30, 2001 are not necessarily indicative of the results for the full year.

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

Note 2 - Earnings Per Common Share

For the six and three months ended June 30, 2001 and 2000 basic earnings per share was determined by dividing net income applicable to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during each period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company. For the six and three month periods ended June 30, 2001 and 2000 diluted earnings per share was determined by dividing net income applicable to common stockholders for the period by the total of the weighted average number of shares of Common Stock outstanding plus the dilutive effect of the Company's outstanding options (6,613 and 10,873 for the six and three months ended June 30, 2001 and 602 and 998

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 2 - Earnings Per Common Share (Continued)

for the six and three months ended June 30, 2000, respectively) using the treasury stock method. The Preferred Stock was not considered for the purpose of computing diluted earnings per share because their assumed conversion is antidilutive.

Options to purchase 80,500 shares of Common Stock at $14.50 and $13.50 per share (which were granted during March 1998 and 1997, respectively) were not included in the computation of diluted earnings per share because the exercise prices of these options are greater than the average market price of the common shares as of June 30, 2001 and therefore the effect would be antidilutive.

Note 3 - Preferred and Common Stock Dividend Distributions

On June 11, 2001 the Board of Directors declared quarterly cash distributions of $.30 and $.40 per share on the Company's common and preferred stock, respectively, which was paid on July 3, 2001 to stockholders of record on June 22, 2001.

Note 4 - Comprehensive Income

Statement No. 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During the six months ended June 30, 2001, accumulated other comprehensive income, which is solely composed of the net unrealized gain on available-for-sale securities, increased $144,000 to $220,000. During the six months ended June 30, 2000 comprehensive income increased $45,000 to $78,000.

Note 5  - Derivative Instruments and Hedging Activities

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

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Liquidity and Capital Resources

The Company's primary sources of liquidity are cash and cash equivalents ($7,430,000 at June 30, 2001), a $15,000,000 revolving credit facility, all of which is available, and cash generated from operating activities. On March 24, 2000 the Company entered into an agreement with European American Bank ("EAB") to provide a $15,000,000 revolving credit facility ("Facility"). The Facility is used primarily to finance the acquisition of commercial real estate. The Facility matures on March 24, 2002 with an option to extend through March 24, 2003. Borrowings under the Facility bear interest at EAB's prime rate and there is an unused facility fee of one-quarter of 1%. Net proceeds received from the sale or refinance of properties are required to be used to repay amounts outstanding under the Facility if proceeds from the Facility were used to purchase the property. The Facility is guaranteed by all Company subsidiaries which own unencumbered properties. At June 30, 2001, there was no outstanding balance under the Facility.

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

On July 6, 2000, the Company announced that its Board of Directors had authorized the purchase of its outstanding preferred stock from time-to-time in the open market and in private transactions. The Board of Directors of the Company allocated $1,000,000 to this repurchase program. Through June 30, 2001, 6,600 shares of preferred stock have been repurchased at a total cost of $91,000.

Results of Operations

Six and Three Months Ended June 30, 2001 and 2000

Rental income increased by $1,886,000 to $7,590,000 for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, primarily due to the acquisition of seven properties during 2000. This increase was partially offset by a decrease in revenues resulting from the sale of thirteen Total Petroleum properties during October 2000. The $575,000 increase in rental income to $3,830,000 for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 results primarily from the acquisition of three properties during the second half of 2000, offset in part by a decrease in revenues due to the sale of the Total Petroleum properties.

Interest and other income decreased by $74,000 for the six months ended June 30, 2001 to $76,000 due to a reduction in interest earned on cash and cash equivalents available for investment, as cash and cash equivalents were used to fund property acquisitions. An increase of $12,000 to $52,000 in interest and other income for the three months ended June 30, 2001 is due to the completion of a $9,900,000 mortgage financing in April 2001, of which $5,700,000 was used to pay off the outstanding credit line balance and $4,200,000 was invested in U.S. Treasury securities.

Increases in depreciation and amortization expense of $378,000 and $113,000 for the six and three months ended June 30, 2001 to $1,446,000 and $727,000 primarily results from depreciation on the seven properties acquired during the year ended December 31, 2000. The increases were partially offset by the decrease in depreciation resulting from the sale of the thirteen Total Petroleum properties.

The increase in interest-mortgages payable of $840,000 to $2,750,000 for the six months ended June 30, 2001 from $1,910,000 for the six months ended June 30, 2000 is due to mortgages placed on seven properties acquired during 2000. The $316,000 increase in mortgages payable to $1,477,000 from $1,161,000 for the three months ended June 30, 2001 is primarily due to mortgages placed on four properties in December 2000, March 2001 and April 2001.

Interest - line of credit amounted to $231,000 and $38,000 for the six and three months ended June 30, 2001 and reflect a $179,000 increase and a $14,000 decrease over the comparable periods in the preceding year. Borrowings were made to facilitate the purchase of several properties during 2000 and were paid off in full during 2001 with the proceeds from the mortgage financing completed in 2001 on two properties purchased in December 2000.

Real estate expenses were $89,000 and $52,000 for the six and three months ended June 30, 2001 and $20,000 and $18,000 for the six and three months ended June 30, 2000. These increases are primarily due to the write off of a leasing commission, non-recurring landlord repairs and certain real estate taxes not rebilled to tenants. The six months ended June 30, 2000 is net of a refund of real estate taxes received by the Company during that period.

Loss on sale of real estate during the six and three months ended June 30, 2001 results from a loss on the sale of a property located in Tennessee. Gain on sale of real estate during the three months ended June 30, 2000 results from a gain on the sale of a property located in Kansas. The gain in the six months ended June 30, 2000 also includes the gain on the sale of a property located in South Carolina.

Item 3. - Quantitative and Qualitative Disclosures About Market Risks

All of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.


                             Principal
   Year Ending               Cash Flows             Average
     June 30,              (In Thousands)        Interest Rate
     --------              --------------        -------------

     2002                    $ 1,155                 7.86%
     2003                      6,773                 7.86
     2004                      8,647                 7.93
     2005                      9,416                 7.95
     2006                      6,820                 7.98
     Thereafter               44,374                 7.95
                             -------
     Total                   $77,185                 7.94
                             =======

     Fair Value              $78,091                 7.75%
                             =======




                           Part II - Other Information

Item 6. - Exhibits and Reports on Form 8-K

No Form 8-K's were filed during the quarter ended June 30, 2001.

                          ONE LIBERTY PROPERTIES, INC.


                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          One Liberty Properties, Inc.
                          ----------------------------
                                  (Registrant)






August 13, 2001            /s/ Jeffrey Fishman
---------------            -------------------
 Date                      Jeffrey Fishman
                           President





August 13, 2001            /s/ David W. Kalish
---------------            -------------------
 Date                      David W. Kalish
                           Vice President and
                           Chief Financial Officer