Form 10-K
period 2001-12-21
ONE LIBERTY PROPERTIES INC
filed 2002-03-27
CIK 712770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               [ X] Annual Report Pursuant to Section l3 or l5(d)
                     of the Securities Exchange Act of l934

                   For the fiscal year ended December 31, 2001
                                             -----------------

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission File Number 0-11083
                                                -------

                          ONE LIBERTY PROPERTIES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

            MARYLAND                                     13-3147497
            -------------------------------------------------------
           (State or other jurisdiction of         (I.R.S. employer
            incorporation or organization)   identification number)

           60 Cutter Mill Road, Great Neck, New York         11021
           -------------------------------------------------------
           (Address of principal executive offices)     (Zip Code)

        Registrant's telephone number, including area code: (5l6)466-3l00
        -----------------------------------------------------------------

         Securities registered pursuant to Section l2(b) of the Act:

                                                Name of each exchange
             Title of each class                 on which registered
             -------------------                ---------------------

        Common Stock, par value $1.00          American Stock Exchange

        $16.50 Cumulative Convertible
        Preferred Stock, par value $1.00       American Stock Exchange

          Securities registered pursuant to Section l2(g) of the Act:

                                      NONE

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

As of March 13, 2002 the aggregate market value of all voting stock (Common Stock and Preferred Stock) held by non-affiliates of the registrant was approximately $32,372,000.

As of March 13, 2002, the registrant had 3,062,308 shares of Common Stock and 648,058 shares of $16.50 Cumulative Convertible Preferred Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement for the registrant's Annual Meeting of Stockholders, scheduled for June 10, 2002, will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year covered by this Form 10-K. The information required by Part III (Item 10-Directors and Executive Officers of the Registrant, Item 11 -Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management, and Item 13 - Certain Relationships and Related Transactions) will be incorporated by reference from the definitive proxy statement to be filed by the registrant pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                           Forward-Looking Statements

This Annual Report on Form 10-K, together with other statements and information publicly disseminated by One Liberty Properties, Inc., contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions or variations thereof. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to (i) general economic and business conditions, (ii) general and local real estate conditions, (iii) changes in governmental laws and regulations, (iv) the level and volatility of interest rates, (v) competition,
(vi) accessability of debt and equity capital markets, and (vii) the availability of and costs associated with sources of liquidity. Accordingly, there can be no assurance that the company's expectations will be realized.

                                     PART I

Item 1. Business
        --------
General
-------
One Liberty Properties, Inc. is a self administered real estate investment trust ("REIT") incorporated under the laws of Maryland in 1982. Our primary business is the acquisition, ownership and management of a diverse portfolio of improved, free standing commercial real properties that are net leased to retail businesses, corporations (or other business entities) or governmental agencies.

Under the typical net lease, rental and other payments to be made by the lessee are payable without diminution. The lessee, in addition to its rent obligation, is responsible for payment of all charges attributable to the property, such as real estate taxes and assessments, water and sewer rents and charges, governmental charges and all utility and other charges incurred in the operation of the property. The lessee is also generally responsible for maintaining the property, including ordinary maintenance and repair and restoration following a casualty or partial condemnation. Under some net leases the lessor is responsible for structural items, such as foundation and slab, and roof repair and/or replacement. In a typical net lease, the tenant is also responsible for casualty, rent loss and liability insurance. The rental provision of the typical net lease in which we are lessor provides for rent payable on a stepped basis (rentals increase at specified intervals). In some leases in which we are lessor, the rental provision provides for rent payable on an indexed basis (rentals increase pursuant to a formula based on the consumer price index) or for a minimum annual rental plus additional rental in the form of our participation in the sales (as defined) derived from the business conducted at the property.

We pursue a national operating strategy. At December 31, 2001, we owned fee title to 33 properties, a leasehold position with respect to one property and held a joint venture interest in an unconsolidated venture which owned fee title to one property. The 35 properties (including the property owned by the venture) are located in 13 states. Twenty one of the properties are net leased to various retail operators. Five of the properties are improved with industrial type buildings net leased to corporations, two of the properties are flex type buildings (office, research and development and warehouse) net leased to corporations, two of the properties are health and fitness facilities net leased to a non-profit hospital, one property is an office building net leased to a government agency and one property is a residential apartment building leased under a long-term ground lease to an operator. At December 31, 2001, two retail properties containing a total of 6,122 square feet of space (representing less than 1/2 of 1% of the net rentable square footage of our properties) were vacant. The property owned by the joint venture is a megaplex stadium style movie theater which is net leased to a nationally recognized theater operator.

Investment Policy
-----------------

Our business strategy has been and will continue to be focused on acquiring improved, free standing, commercial properties subject to long term net leases which have scheduled rent increases. We intend to acquire and own a diverse portfolio of free standing commerical properties (retail buildings, office buildings, industrial type buildings and special purpose buildings) net leased to retail businesses, corporations (or other business entities) or government agencies. There is no limitation on the number of properties in which we may invest, the amount or percentage of our assets which may be invested in any specific property or on the concentration of investments in any geographic area in the United States. Although we have not acquired undeveloped acreage in the past, we may purchase undeveloped acreage if the purchase is in connection with the development of a facility to be net leased to a retail operation or corporation (or other business entity) upon completion of development. We do not have any plans to invest in or to originate loans to other persons whether or not secured by real property. Although we have not done so in the past, we may issue securities in exchange for properties which fit our investment criteria. We do not intend to acquire properties located outside of the United States and Puerto Rico.

In evaluating potential net lease investments,  we consider, among other factors
(i) an evaluation of the property by our executive officers, given its location and use, (ii) local demographics (population, occupancy levels, rental trends),
(iii) the financial strength of the lessee to meet operational needs and lease obligations, (iv) the estimated return on equity to us, and (v) potential for income and capital appreciation. The intrinsic value of a property, essentially its location and local demographics, are given greater weight in the acquisition process than the tenant's credit worthiness, although the tenant's financial condition and credit worthiness is a factor given consideration in the acquisition process.

After termination of any lease relating to any our properties (either at lease expiration or early termination), we will seek to relet or sell such property in a manner which will maximize the return to us, considering, among other factors, the income potential and residual potential of such property. We acquire properties for long-term investment for income purposes and do not engage in the turnover of investments. We will consider the sale of a property prior to termination of the relevant lease if such sale appears advantageous in view of our investment objectives. We may take a purchase money mortgage as part payment in lieu of cash in connection with any sale and may take into account local custom and prevailing market conditions in negotiating the terms of repayment. It is our policy to use any cash realized from the sale of properties, net of any distributions to shareholders, to maintain our REIT status, to pay down amounts due under loan agreements (excluding real estate mortgage loans), if any, and in the acquisition of additional properties.

There is no limitation on the level of debt which we may incur. We have in the past and intend in the future to borrow on a secured and unsecured basis. Mortgaging specific properties on a non-recourse basis enhances the cash on cash return on our investment in a specific property. The proceeds of mortgage loans are used for property acquisitions, to pay down bank debt and for working capital purposes.

Our investment objectives are (i) to maintain and increase the cash available for distribution to our shareholders, (ii) to effectively manage assets through property acquisitions, opportunistic property sales and lease extensions, (iii) to obtain favorable mortgage indebtedness and increased access to capital to finance property acquisitions, and (iv) to protect our capital.

In November, 2001, we entered into a joint venture with an affiliate of Deutsche Bank A.G. for the acquisition of a megaplex stadium-style theater property located in Norwalk, California. The venture intends to acquire additional megaplex stadium theater properties and has contracted to purchase a megaplex stadium theater located in a suburb of Dayton, Ohio for a $9,800,000 purchase price. We and an affiliate of Deutsche Bank A.G. are 50/50 venturers in the joint venture but, subject to the Bank's consent, we may admit an additional venturer which could own up to one-half of our joint venture interest. All decisions of the venture are subject to joint control. Megaplex theaters of the type the joint venture has acquired and will acquire, are or will be net leased to an experienced theater operator under a long-term net lease, have predominantly stadium-style seating and be equipped with advanced audio and visual equipment. The theater acquired by the venture in November, 2001 has 20 screens, stadium-style seating, and is net leased to AMC Entertainment, Inc. for an initial term which expires on May 31, 2021. The theater under contract has 20 screens and is net leased to a nationally recognized operator for an initial term which expires in August, 2014.

From time to time we have invested, on a limited basis, in publicly traded shares of other REIT's and such investments may be made on a limited basis in the future. We also may invest, on a limited basis, in the shares of entities not involved in real estate investments, provided that any such investment does not adversely affect our ability to qualify as a REIT under the Internal Revenue Code. Investments in shares of other entities are made in such a way so that we will not be treated as an investment company under the Investment Company Act of 1940. We have not in the past invested in the securities of another entity for the purpose of exercising control, and we do not have any present plans to invest in the securities of another entity for such purpose. However, subject to Board of Director approval, in the future, we may acquire shares of another entity with a view to gaining control. We do not intend to underwrite the securities of other issuers.

Credit Agreement
----------------

On March 24, 2000, we entered into a Revolving Credit Agreement with European American Bank. European American Bank has merged into Citibank N.A. Borrowings under the Credit Agreement can be used to acquire commercial real estate and to pay down existing mortgage debt. The Credit Agreement matures on March 24, 2003. The Bank has agreed to advance up to $15,000,000 on a revolving basis. We pay interest, monthly, on borrowings made under the Credit Agreement at the prime rate (currently 4 3/4%) on an interest only basis, and a one-quarter of one percent unused facility fee. Net proceeds from the sale or financing of any property must be applied to reduce the Bank's loan, if the funds taken down under the Credit Agreement were used to purchase or finance such property. As collateral security for any advances taken by us under the Credit Agreement, we have pledged the stock of each of our subsidiaries and our obligations are guaranteed by subsidiaries which own unencumbered properties. We have agreed that we and our affiliates will maintain on deposit with the Bank at least 10% of the average outstanding annual principal balance taken down by us under the Credit Agreement. If minimum balances are not maintained, a deficiency fee is charged to us.



Risk Factors
------------

The risks described below represent the principal risks which we face. These risks are not the only risks we face. Additional risks that we are not aware of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described below actually occurs, our business, financial condition, or results of operations could be adversely affected.

Real Estate Investment Risks
----------------------------

General.
--------
Income from our real property investments and our resulting ability to make cash distributions to stockholders at historical rates may be affected by the general economic climate, by changes in the national and/or regional economic climate, competitive factors, changing retailing trends and changing demographics and traffic patterns. In addition, real estate values may be affected by such factors as government regulations, interest rate levels, availability of financing, zoning or tax laws, and potential liability under environmental and other laws.

Dependence on Rental Income.
----------------------------
Substantially all of our revenues are derived from rental income from the properties. As a result, our income and ability to make cash distributions to stockholders would be adversely affected if the tenant of a material property (a property which accounts for more than 10% of our aggregate gross annual revenues) or a significant number of tenants were unable to meet their obligations to us or if a significant amount of space at our properties became vacant. At December 31, 2001, L-3 Communications Corporation was the only tenant of a property which accounted for more than 10% of our aggregate gross revenues. In the event of a default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. The bankruptcy or insolvency of a major tenant may have an adverse effect on us.

Market Illiquidity.
-------------------
Real estate investments are relatively illiquid. Therefore, we will be limited in our ability to vary our real estate portfolio in response to economic changes and may encounter difficulty in disposing of properties when tenants vacate (either at the expiration of the applicable lease or otherwise).

Competition.
------------
Numerous companies compete with us in seeking properties for acquisition.

Need to Raise Capital to Fund Acquisitions.
-------------------------------------------
Our ability to acquire additional properties will depend on our ability to obtain additional financing on favorable terms, which will be dependent upon conditions in the equity and credit markets and the market perception of REITs generally.

Risks Associated With Indebtedness
----------------------------------

Leverage.
---------
As of December 31, 2001 we had outstanding approximately $76,587,000 in long term mortgage indebtedness, all of which is non-recourse. The ratio of debt to total assets is approximately 58% at December 31, 2001.

Near Term Maturity of Indebtedness.
-----------------------------------
We are subject to risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, the risk that existing indebtedness on the properties (which in most cases will not have been fully amortized at maturity) will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of the existing indebtedness. From 2002 through 2006 we will have to refinance an aggregate of $28,989,000, of which $1,296,000 and $8,811,000 will have to be refinanced in 2002 and 2003, respectively.

Because only a small portion of the principal of our mortgage indebtedness will be repaid prior to maturity and we do not plan to retain sufficient cash to repay such indebtedness at maturity, it will be necessary to finance or refinance debt or seek additional equity. If we are not successful, we may be forced to dispose of properties at disadvantageous terms, which might result in losses to us and might adversely affect cash available for distributions to stockholders. If prevailing interest rates, or other factors at the time of financing or refinancing result in higher interest rates, our interest expense would increase, which could adversely affect our cash distributions to common stockholders. Further, if a property or properties are mortgaged to collateralize payment of indebtedness and we are unable to meet mortgage payments, the property or properties could be foreclosed upon by the mortgagee with a consequent loss of income and asset value to us. Even with respect to non-recourse indebtedness, the lender may have the right to recover deficiencies from us in certain circumstances, including environmental liabilities.

No Limitation on Debt.
----------------------
Our governing instruments do not contain any limitation on the amount of indebtedness we may incur. Accordingly, the Board of Directors could permit us to become too highly leveraged, which could adversely affect us.

Adverse Consequences of Failure to Qualify as a REIT
----------------------------------------------------

Taxation as a Corporation.
--------------------------
We believe that we have operated so as to qualify as a REIT under the Internal Revenue Code since our organization. Qualification as a REIT involves the application of technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, at least 90% of our gross income in any year must be derived from qualifying sources and we must make distributions to shareholders aggregating annually at least 90% of our ordinary taxable income (excluding capital gains). In addition, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

If we fail to qualify as a REIT, we will be subject to federal, state and local income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and would not be allowed a deduction in computing our taxable income for amounts distributed to stockholders. In addition, unless entitled to relief under certain statutory provisions, we will be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. The additional tax would significantly reduce the cash flow available for distribution to stockholders.

REIT Distribution Requirements and Potential Impact of Borrowings.
------------------------------------------------------------------
To obtain the favorable tax treatment associated with REITs qualifying under the Code, we generally will be required each year to distribute to our stockholders at least 90% of our ordinary taxable income. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

Difference in timing between the receipt of income, the payment of expenses and the inclusion of such income and the deduction of such expenses in arriving at taxable income, or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments, could require us to borrow funds on a short term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. In such instances, we might need to borrow funds in order to avoid adverse tax consequences even if we believed that then prevailing market conditions were not generally favorable for such borrowings.

Affects of the War Against Terrorism
------------------------------------

The military actions taken by the United States and its coalition partners in response to the terrorist attacks which occurred in New York City and Washington, D.C. on September 11, 2001 have not had a material adverse affect on us, our properties or our financial condition. However, the affects of the war on terrorism on general economic conditions are uncertain. It is possible that short-term interest rates may be effected by United States activities in this undertaking. If short term interest rates increase as a result of these activities it would cause the cost of borrowing to increase, which in turn could negatively affect the earnings of our tenants and our earnings. If earnings are adversely affected it could affect our cash distributions to shareholders.

Environmental Risks
-------------------

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property and may be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by such parties in connection with contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. In connection with the ownership, operation and management of real properties, we may be considered an owner or operator of such properties and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property.

We believe that environmental studies made with respect to substantially all of our properties have not revealed environmental liabilities that would have a material adverse effect on our business, results of operations and liquidity. However, no assurances can be given that existing environmental studies with respect to any of the properties reveal all environmental liabilities, that any prior owner of a property did not create any material environmental condition not known to us, or that a material environmental condition does not otherwise exist (or may exist in the future) as to any one or more of our properties. If such a material environmental condition does in fact exist (or exists in the future), it could have an adverse impact upon our financial condition, results of operations and liquidity.

Item 2.  Properties
         ----------
General
-------
At December 31, 2001, we owned fee title to 33 properties, a leasehold position with respect to one property and we were a joint venturer in an unconsolidated joint venture which owned fee title to one property. The 35 properties (including the property owned by the venture) are located in 13 states. The following table sets forth certain information related to our properties at December 31, 2001 (excluding the property owned by the joint venture):



                                                Current
                                                 Annual                    Net Rentable
                                Net            Rents Under                  Square Feet
            Number of           Book             Existing                    Subject To
State       Properties        Value(1)          Leases (2)                Existing Leases
-----       ----------        --------         ------------               ---------------

New York        8           $37,327,000         $4,406,878                    600,603
Texas           8            32,610,000          3,620,733                    271,588
Florida         3             6,217,000          1,032,248                    436,354
Illinois        4             4,319,000            443,997 (3)                 53,595 (3)
Other          11            38,091,000          4,550,874                  1,047,511
               --            ----------          ---------                  ---------
               34          $118,564,000        $14,054,730                  2,409,651
               ==           ===========         ==========                  =========




(1) Historical book value is not necessarily indicative of current market value.

(2) Reflects monthly base rent provided for under terms of each existing lease as in effect on December 31, 2001 multiplied by 12 and does not take into account any contractual rent escalations.

(3) Does not include two vacant properties in Illinois which contain an aggregate of 6,122 square feet.




We pursue a national operating strategy. In seeking retail properties we concentrate on locations which are on main thoroughfares or arteries. With respect to industrial and commercial properties, we seek properties located relatively close to the entrances/exits of main arteries. Twenty-one of the thirty-five properties we own are net leased to various retail operators under long term leases and, except for two of the properties, are net leased to a single tenant. One of the twenty-one properties net leased to retail operators is net leased to four separate tenants pursuant to separate leases and one is net leased to two separate tenants pursuant to separate leases. Most of the retail tenants operate on a national basis and include, among others, The Kroger Company, Barnes & Noble Superstores, Inc., Payless Shoe Source, Inc., Gart Brothers Sporting Goods Company, Best Buy, Inc., and Petco Animal Supplies, Inc. Five of the properties are industrial type buildings net leased to corporations, two of which are used as frozen food warehouses. Two of the properties are flex type buildings (office, research and development and warehouse) net leased to corporations, two of the properties are health and fitness facilities net leased to a non-profit hospital and one property is an office building net leased to a government agency. Each of the above mentioned locations has adequate parking for the building constructed on the site. One of the properties is subject to a long-term ground lease held by us as ground lessor upon which is situated a residential apartment building containing 126 rental units and six retail stores. The property owned by a joint venture in which we are a venturer is a megaplex stadium style movie theater acquired in November, 2001 and is operated by a subsidiary of AMC Entertainment, Inc. Two retail properties, each containing 3,061 square feet, are vacant. The occupancy rate for the properties has been in excess of 99% for fiscal years 2001, 2000 and 1999. The current occupancy rate for all properties is over 99%.

Although we acquire properties for long-term investment and do not engage in the turn over of investments, we consider the sale of a property prior to termination of the lease if such sale appears advantageous in view of our investment objectives. In 2000, we acquired eight properties and disposed of fifteen properties, including the sale of thirteen properties leased to one tenant in a single transaction. Except for the acquisition of a megaplex stadium style movie theater, acquired in November, 2001 by an unconsolidated joint venture organized by us, we did not acquire any properties in 2001. In 2001 we sold two properties.

It is our policy to obtain non-recourse mortgages on substantially all of our properties. In most instances, the mortgage financing is consummated at the time of acquisition of a property or committed for prior to or soon after acquisition. By obtaining a mortgage commitment at or about the time a property is acquired, we can determine the return which will be realized from ownership of the property during the term (or a significant portion of the term) of the lease. On occasion, we acquire a property subject to a mortgage or elect not to obtain mortgage financing on a specific property.

At December 31, 2001, we had first mortgages on 23 of the 35 properties we owned as of that date. At December 31, 2001, we had $76,587,000 principal amount of mortgages outstanding, bearing interest at rates ranging from 6.9% to 9.1%. Substantially all mortgages contain prepayment penalties. The following table sets forth scheduled principal mortgage payments due for our properties as of December 31, 2001 (assuming no payment is made on principal on any outstanding mortgage in advance of its due date):

                                                    PRINCIPAL PAYMENTS DUE
             YEAR                                     IN YEAR INDICATED
             ----                                     ------------------
             2002                                          $2,493,000
             2003                                          10,000,000
             2004                                           4,092,000
             2005                                           9,367,000
             2006                                           8,741,000
             2007 and thereafter                           41,894,000
                                                           ----------
                           Total                          $76,587,000
                                                          ===========

Significant Properties
----------------------

As of December 31, 2001, two of the properties owned by us either had a book value equal to or greater than 10% of our total assets or annual revenues which accounted for more than 10% of our aggregate annual gross revenues. The following sets forth the information concerning these two properties.

El Paso, Texas Property
-----------------------
Description of El Paso, Texas Property
--------------------------------------

The El Paso, Texas Property is owned in fee. It was constructed in 1974, substantially renovated in 1995 and acquired by us in March, 2000 and is located at 9521 and 9531 Viscount Boulevard in the Viscount Village Shopping Center, off Exit 27 on Interstate 10 in El Paso, Texas. The 7.83 acre parcel is improved with a 102,829 square foot single story retail building occupied by Comp USA, Barnes & Noble and Best Buy and a separate 7,350 square foot single story retail building occupied by The Mattress Firm. The two buildings are suitable and adequate for its current use and there are no proposed programs in place for renovation or improvement of the property.

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

The Barnes & Noble lease is for a term expiring February 28, 2011, with three 5-year renewal options and provides for a current basic rent of $484,192 per annum, ($10.53 per square foot), with an increase effective December 1, 2005. In addition, the tenant pays a percentage rent equal to 3% of gross sales (as defined) for each fiscal year in excess of fixed rent for such fiscal year. No percentage rent has been received by us since we acquired the property. Barnes & Noble maintains its premises and the systems serving its premises and all glass and doors. The landlord is responsible for structural repairs (foundation, bearing walls and roof) and for maintaining the exterior of the building.

The Best Buy lease is for a term expiring January 31, 2015, with three 5-year renewal options and provides for a current basic rent of $482,727 per annum, ($15.95 per square foot), with an increase effective February 1, 2010. Best Buy maintains the interior of its premises and the systems serving its premises. The landlord is responsible for all structural repairs, roof and the exterior.

The Mattress Venture L.P. d/b/a The Mattress Firm, occupies the 7,350 square foot building located on an out parcel situated in front of the larger retail building. It occupies the building under a lease which expires October 31, 2002, with two five-year renewal options, at an annual rent of $107,970, ($14.69 per square foot). The tenant maintains the premises and landlord is responsible for the foundation, exterior walls and roof.

Each tenant at the El Paso, Texas Property pays for all utilities serving its premises, and each is responsible for a pro rata share of real property taxes and assessments, insurance expenses and common area maintenance expenses. The property has been 100% occupied since acquired by us in March, 2000.

The realty tax rate for this property is $2.9658 per $100 and the annual real estate taxes are $147,566.

Mortgage
--------

On March 29, 2000, we obtained a $10,000,000 non-recourse first mortgage loan secured by the El Paso, Texas Property. The mortgage loan bears interest at 8.03% per annum, matures April 1, 2010 and is being amortized based on a 30 year amortization schedule. Assuming no additional payments are made on the principal in advance of the maturity date, the principal balance due at maturity will be approximately $8,955,000. We have the right to prepay this mortgage provided we pay a yield maintenance penalty.



Hauppauge, NY Property
----------------------
Description of Hauppauge, NY Property
-------------------------------------

The Hauppauge, NY Property, owned in fee, was constructed in 1981 and acquired by us in December, 2000. It is located in an industrial park, approximately one mile north of the Long Island Expressway in Suffolk County, New York. The Hauppauge Property, a 17.4 acre parcel, is improved with a 149,870 square foot flex building. The lease gives us the right to subdivide five acres delineated in the lease and sell, lease or develop the five acres. We are presently in the process of subdividing these five acres. The property is suitable and adequate for its current use and there are no plans in place for renovations or improvements to the property. Upon completion of subdivision we may develop the five acre site for rental on a net lease basis. There are currently no agreements or understandings pending for any such development.

Description of Lease
--------------------

The entire building is occupied by L-3 Communications Corporation, a wholly owned subsidiary of L-3 Communications Holdings, Inc., under a lease which expires December 31, 2014, with three 5-year renewal options and provides for a current base rent of $1,517,000 per annum ($10.12 per square foot) increasing each calendar year during the term and any extended term. The tenant maintains and repairs the premises. The tenant utilizes the facility for offices, research and development and light manufacturing. The current tenant and its predecessor has occupied the property for more than the past five years.

The realty tax rate for this property is $1.1564 per $1,000 and the annual real estate taxes are $308,991.

Mortgage
--------

On April 25, 2001, we obtained a $9,900,000 non-recourse first mortgage loan secured by the Hauppauge, New York property. The mortgage loan bears interest at 7.9% per annum, matures on January 1, 2015 and is being amortized based on a 25 year amortization schedule. Assuming no additional payments are made on the principal in advance of the maturity date, the principal balance due at maturity will be approximately $6,824,000. We have the right to prepay this mortgage provided we pay a yield maintenance penalty. The mortgage permits release of the mortgage lien from the subdivided five acres, without a principal payment, upon satisfaction of certain conditions.

Leases
------

Our policy has been to enter into long-term leases with our tenants, and the leases generally afford the tenant one or more renewal options. We also acquire properties subject to existing leases. On occasion the lease in place at the time of acquisition does not have as long a lease term as is usually negotiated by us. Substantially all leases are net leases, under which the lessee, in addition to its rental obligation, is responsible for all charges attributable to the property, such as real estate taxes and assessments, water and sewer rents and charges. The lessee is also generally responsible for maintaining the property, including maintenance and repair, and for restoration following a casualty or partial condemnation. Under some net leases we have entered into or which were in place when we acquired the property, we are responsible for structural repairs, including foundation and slab, and roof repair or replacement and in one property we are responsible for certain expenses related to maintenance of the property.

The following table sets forth scheduled lease expirations for all leases for the properties as of December 31, 2001.


                                                                                   Current
                                                       Net Rentable                 Annual             % of Rents
                                                       Square Feet               Rents Under          Represented
  Year of Lease          Number of Leases              Subject to                  Expiring            By Expiring
  Expiration (1)            Expiring                 Expiring Leases              Leases (2)             Leases
  --------------            --------                 ---------------              ----------            --------

     2002                      3                         76,422                   $977,938                6.96
     2003                      -                              -                          -                   -
     2004                      1                        100,220                    243,000                1.73
     2005                      3                        115,986                    720,941                5.13
     2006                      3                         90,962                    491,137                3.50
     2007                      2                         26,550                    485,542                3.45
     2008                      2                        468,921                  1,359,164                9.67
     2009                      1                         89,000                    201,000                1.43
     2010                      4                        455,200                    853,630                6.07
     2011                      3                        193,428                  1,693,959               12.05
     2012 and thereafter      15                        792,962                  7,028,419               50.01
                              --                        -------                  ---------               -----
                              37 (3)                  2,409,651                $14,054,730                100%
                              ===                     =========                ===========                ====




(1)  Lease expirations assume tenants do not exercise existing renewal options.

(2) Reflects monthly base rent provided for under terms of each expiring lease as in effect on December 31, 2001 multiplied by 12 and does not take into account any contractual rent escalations.

(3) The above table does not include two vacant properties which contain an aggregate of 6,122 square feet. It also does not include the property owned by the joint venture in which we are a venturer.



Competition
-----------

We face competition for the acquisition of net leased properties from other REITs, investment companies, insurance companies, pension funds and private individuals, some of whom have greater resources than we have. We also face indirect competition from institutions that provide or arrange for other types of commercial financing, such as traditional mortgage financing and traditional bank financing. We believe that our management's experience in real estate, mortgage lending, credit underwriting and transaction structuring allows us to compete effectively for properties.

Environmental Matters
---------------------

Under various federal, state and local environmental laws, regulations and ordinances, current or former owners of real estate, may be required to investigate and clean up hazardous or toxic chemicals, substances or waste or petroleum products or waste released on, under, in or from such property, and may be held liable to governmental entities or to third parties for certain damage and for investigation and clean-up costs incurred by such parties in connection with the release or threatened release of hazardous materials. Such laws typically impose responsibility and liability without regard to whether the owner knew of or was responsible for the presence of hazardous materials, and the liability under such laws has been interpreted to be joint and several under such circumstances. The leases we have entered into generally provide that the tenant is responsible for all environmental liability and for compliance with environmental regulations relating to the tenant's operations. Such a contractual arrangement does not eliminate our statutory liability or preclude claims against us by governmental authorities or persons who are not a party to such an arrangement. Contractual arrangements in our leases may provide a basis for us to recover from the tenant damages or costs for which we have been found liable.

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

Other federal, state and local laws and regulations govern the removal or encapsulation of asbestos-containing material when such material is in poor condition or in the event of building remodeling, renovation or demolition. Still other federal, state and local statutes, regulations and ordinances may require the removal or upgrading of underground storage tanks that are out of service or out of compliance. In addition, federal, state and local laws, regulations and ordinances may impose prohibitions, limitations and operational standards on, or require permits, approvals and notifications in connection with the discharge of wastewater and other water pollutants, the emission of air pollutants and operation of air polluting equipment, the generation and management of hazardous materials, and workplace health and safety. Non-compliance with environmental or health and safety requirements may also result in the need to cease or alter operations at a property, which could affect the financial health of a tenant and its ability to make lease payments. Furthermore, if there is a violation of such requirement in connection with a tenant's operations, it is possible that we, as the owner of the property, could be held accountable by governmental authorities for such violation and could be required to correct the violation.

We typically undertake an investigation of potential environmental risks when evaluating an acquisition. Where warranted, Phase I and/or Phase II assessments are performed by independent environmental consulting and engineering firms. Phase I assessments do not involve subsurface testing, whereas Phase II assessments involve some degree of soil and/or groundwater testing. We may acquire a property which is known to have had a release of hazardous materials in the past, subject to a determination of the level of risk and potential cost of remediation. We normally require property sellers to indemnify us against any environmental problem existing as of the date of purchase. Additionally, we normally structure our leases to require the tenant to assume all responsibility for environmental compliance or environmental remediation relating to the tenant's operations at the property.

Regulations and Insurance
-------------------------

Americans  With  Disabilities  Act and Similar Laws.
---------------------------------------------------
Under the Americans with Disabilities Act of 1990, all places of public accommodation are required to meet certain Federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Although we believe that our properties are substantially in compliance with present requirements of such Act, we have not conducted and do not presently intend to conduct an audit or investigation to determine its compliance. There can be no assurance that we will not incur additional costs in complying with the Americans With Disabilities Act.

Additional legislation may place further burdens or restrictions on owners with respect to access by disabled persons. The ultimate amount of the cost of compliance with the Americans With Disabilities Act or such legislation is not currently ascertainable, but are not expected to have a material effect on us.

Insurance.
----------
Under substantially all leases, our tenants are responsible for maintaining and paying for adequate insurance on the properties leased by them, including all risk insurance for the full replacement cost and liability insurance. We monitor compliance by our tenants with the obligation to insure the properties. We believe all the properties are covered by adequate fire, flood, property, and liability insurance.

Item 3.  Legal Proceedings
         -----------------

Neither we nor our properties are presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business, which collectively are not expected to have a material adverse effect on our business, financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Form 10-K.

                                Executive Officers

The following sets forth information with respect to our executive officers:


       NAME                        AGE                    POSITION WITH THE COMPANY
       ----                        ---                    -------------------------

Fredric H. Gould                    66            Chairman of the Board and Chief Executive Officer* **

Jeffrey Fishman                     43            President and Chief Operating Officer  *

Jeffrey Gould                       36            Senior Vice President  **

Matthew Gould                       42            Senior Vice President  **

Israel Rosenzweig                   54            Senior Vice President

Simeon Brinberg                     68            Vice President

David W. Kalish                     55            Vice President and Chief Financial Officer

Mark H. Lundy                       40            Secretary

Seth D. Kobay                       47            Vice President and Treasurer

Karen Dunleavy                      43            Vice President, Financial

Lawrence G. Ricketts                25            Vice President, Acquisitions


* Effective January 1, 2002, Fredric H. Gould retired as Chief Executive Officer and Jeffrey Fishman was designated as Chief Executive Officer by the Board of Directors.

**  Matthew Gould and Jeffrey Gould are Fredric H. Gould's sons.

Each of the above listed executive officers will hold office until the next annual meeting of the Board of Directors, scheduled for June 10, 2002, or until their respective successors are elected and shall qualify. The information below sets forth the business experience of our officers for at least the past five years.

Fredric H. Gould. Mr. Gould has served as Chairman of the Board of One Liberty Properties since 1989 and as Chief Executive Officer from December, 1999 to December, 2001. Mr. Gould has served as Chairman of the Board of Trustees of BRT Realty Trust, a real estate investment trust, since 1984 and Chief Executive Officer of BRT Realty Trust from 1996 to December 31, 2001. Since 1985 Mr. Gould has been an executive officer (currently Chairman of the Board) of the managing general partner of Gould Investors L.P., a limited partnership primarily engaged in the ownership and operation of real properties and he serves as sole member of a limited liability company which is the other general partner of Gould Investors L.P. He is President of the advisor to BRT Realty Trust, a director of East Group Properties, Inc. and a director of Yonkers Financial Corporation and its subsidiary Yonkers Savings and Loan Association, F.A.

Jeffrey Fishman. Mr. Fishman has been President and Chief Operating Officer of One Liberty Properties from December, 1999 until December, 2001. Effective
January 1, 2002, the Board of Directors designated Mr. Fishman Chief Executive Officer. From 1996 to December 1999, Mr. Fishman was a Senior Managing Director of Cogswell Properties, LLC, a real estate property owner and manager. For more than five years prior to 1996, he was President of Britannia Management Services, Inc., a real estate property owner and manager.

Jeffrey Gould. Mr. Gould has been President and Chief Operating Officer of BRT Realty Trust from March 1996 to December 2001 and Chief Executive Officer of BRT Realty Trust effective January 1, 2002. Mr. Gould has served as a Trustee of BRT Realty Trust since March 1997. Mr. Gould has been a Vice President of One Liberty Properties since 1989 and a Senior Vice President and Director since December, 1999. He is also a Senior Vice President of the managing general partner of Gould Investors L.P. since 1996.

Matthew Gould. Mr. Gould has served as President of the managing general partner of Gould Investors L.P. since 1996. He served as President and Chief Executive Officer of One Liberty Properties from 1989 to December, 1999 and became a Senior Vice President and Director of One Liberty Properties in December 1999. He has been a Vice President of BRT Realty Trust since 1986, a trustee of BRT Realty Trust since March 2001 and he also serves as a Vice President of the advisor to BRT Realty Trust.

Israel Rosenzweig. Mr. Rosenzweig is a Vice President of the managing general partner of Gould Investors L.P.. He has been a Senior Vice President of One Liberty Properties since June, 1997 and a Senior Vice President of BRT Realty Trust since March 1998. From November 1994 to April 1997 he was a Senior Vice President and Chief Lending Officer of Bankers Federal Savings and Loan Association. For more than five years prior to March 1995, he served as President of BRT Realty Trust.

Simeon Brinberg. Mr. Brinberg has served as Vice President of One Liberty Properties since 1989. He has been Secretary of BRT Realty Trust since 1983, a Senior Vice President of BRT Realty Trust since 1988 and a Vice President of the managing general partner of Gould Investors L.P. since 1988. Mr. Brinberg is an attorney-at-law and a member of the New York Bar.

David W. Kalish. Mr. Kalish has served as Vice President and Chief Financial Officer of One Liberty Properties since June 1990. Mr. Kalish is also Senior Vice President, Finance of BRT Realty Trust and Vice President and Chief Financial Officer of the managing general partner of Gould Investors L.P. Mr. Kalish is a certified public accountant.

Mark H. Lundy. In addition to being Secretary of One Liberty Properties since June 1993, Mr. Lundy has been a Vice President of BRT Realty Trust since April 1993 and a Vice President of the managing general partner of Gould Investors L.P. since July 1990. He is an attorney-at-law and a member of the New York and District of Columbia Bars.

Seth D. Kobay. Mr. Kobay has been Vice President and Treasurer of One Liberty Properties since August 1994. He has been Vice President and Treasurer of BRT Realty Trust since March 1994 and Vice President of Operations of the managing general partner of Gould Investors L.P. since 1986. Mr. Kobay is a certified public accountant.

Karen Dunleavy. Ms. Dunleavy has been Vice President, Financial of One Liberty Properties since August 1994. She has served as Treasurer of the managing general partner of Gould Investors L.P. since 1986. Ms. Dunleavy is a certified public accountant.

Lawrence G. Ricketts. Mr. Ricketts has been Vice President, Acquisitions of One Liberty Properties since December 1999 and has been employed by us since January 1999. From May 1998 to January, 1999 he was employed as an analyst by BRT Funding Corp., a subsidiary of BRT Realty Trust. He graduated from Fairfield University in May 1998.

                                  Part II

Item 5. Market for the Registrant's Common Equity and Related
        -----------------------------------------------------
        Stockholder Matters
        -------------------

The following table sets forth the high and low prices for our Common Stock and our Convertible Preferred Stock as reported by the American Stock Exchange and the per share cash distributions paid on the Common Stock and Preferred Stock during each quarter of the years ended December 31, 2001 and 2000.


                                 COMMON STOCK                                  PREFERRED STOCK
                                 ------------                                  ---------------
                                                   DISTRIBUTIONS                                  DISTRIBUTIONS
2001                        HIGH          LOW        PER SHARE            HIGH        LOW          PER SHARE
----                        ----          ---        ---------            ----        ---          ----------

First Quarter              $12.25       $11.00         $.30              $15.28      $13.50          $.40
Second Quarter             $13.98       $11.75         $.30              $17.10      $14.60          $.40
Third Quarter              $14.41       $13.58         $.30              $18.00      $16.10          $.40
Fourth Quarter             $15.00       $13.50         $.30*             $17.80      $16.75          $.40 *


2000

First Quarter              $13.00       $10.69         $.30              $15.88      $14.63          $.40
Second Quarter             $11.75       $10.63         $.30              $14.31      $12.25          $.40
Third Quarter              $12.00       $10.94         $.30              $14.63      $12.25          $.40
Fourth Quarter             $11.38       $10.13         $.30              $14.25      $13.31          $.40


* A cash distribution of $.30 and $.40 was paid on the Common Stock and Preferred Stock, respectively, on January 3, 2002. These distributions are reported as being paid in the fourth quarter of the prior year.

The Common Stock and Convertible Preferred Stock trade on the American Stock Exchange, under the symbols OLP and OLP Pr, respectively. As of March 4, 2002 there were 384 common and 134 preferred stockholders of record and we estimate that at such date there were approximately 900 and 1,000 beneficial owners of the Common and Preferred Stock, respectively.

We qualify as a real estate investment trust for Federal income tax purposes. In order to maintain that status, we are required to distribute to our shareholders at least 90% of our annual ordinary taxable income. The amount and timing of future distributions will be at the discretion of the Board of Directors and will depend upon our financial condition, earnings, business plan, cash flow and other factors. We intend to pay cash distributions in an amount at least equal to that necessary for us to maintain our status as a real estate investment trust for federal income tax purposes.

Item 6.  Selected Financial Data
         -----------------------

The following table sets forth the selected consolidated statement of operations data for each of the periods indicated, all of which are derived from our audited consolidated financial statements and related notes. The selected financial data for each of the three years in the period ended December 31, 2001 and as of December 31, 2000 and 2001 should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                                   As of and for the Year Ended
                                                                                      Year Ended December 31
                                                                          (Amounts in Thousands, Except Per Share Data)

                                                                      2001       2000          1999         1998        1997
                                                                      ----       ----          ----         ----        ----

OPERATING DATA
Revenues                                                            $15,320     $12,669      $10,180       $10,133      $6,285
Income before gain on sale                                            4,754       4,142        4,753         5,286       2,385
Net gain on sale of real estate and (loss) gain on
   sale of available-for-sale securities                                112       3,790          126         1,132         599
Net income                                                            4,866       7,932        4,879         6,418       2,984
Calculation of net income
   applicable to common  stockholders:
       Net income                                                     4,866       7,932        4,879         6,418       2,984
       Less: dividends and  accretion on preferred stock              1,037       1,044        1,247         1,452       1,450
Net income applicable to common  stockholders                        $3,829      $6,888      $ 3,632        $4,966      $1,534
Weighted average number of common
   shares outstanding:
       Basic                                                          3,019       2,993        2,960         2,297       1,523
       Diluted                                                        3,036       3,528        2,963         2,298       1,529
Net income per common share:
   Basic                                                              $1.27       $2.30        $1.23         $2.16       $1.01
   Diluted                                                            $1.26       $2.25        $1.23         $2.16       $1.00
Cash distributions per share of:
   Common Stock                                                       $1.20       $1.20        $1.20         $1.20       $1.20
   Preferred Stock                                                    $1.60       $1.60        $1.60         $1.60       $1.60

BALANCE SHEET DATA
Real estate investments, net                                       $118,564    $121,620      $70,770       $59,831     $48,317
Investment in unconsolidated joint venture                            6,345           -            -             -           -
Cash and cash equivalents                                             2,285       2,069       11,247        19,089       1,606
Total assets                                                        132,939     128,219       85,949        82,678      57,648
Mortgages payable                                                    76,587      64,123       35,735        29,422      20,545
Line of credit                                                            -      10,000            -             -       4,605
Total liabilities                                                    78,591      74,843       36,147        30,960      26,337
Total stockholders' equity                                           54,348      53,376       49,802        38,495      18,204

OTHER DATA
Funds from operations applicable to
   common stockholders (Note a)                                      $6,303      $5,324       $4,334        $3,276      $1,743
Funds from operations per common share:
   Basic                                                              $2.09      $1.78         $1.46         $1.43       $1.14
   Diluted                                                            $2.08      $1.78         $1.46         $1.43       $1.14

Cash flow provided by (used in):
   Operating activities                                              $6,764      $5,840       $5,826        $5,810      $2,977
   Investing activities                                              (5,702)    (39,324)     (10,743)       (6,705)     (5,959)
   Financing activities                                                (846)     24,306       (2,926)       18,378       2,110


Note a: We generally consider Funds from operations applicable to common stockholders ("FFO") to be one measure of financial performance of an equity REIT. We have adopted the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO, which was effective on January 1, 2000. Under the definition, FFO represents income (loss) before minority interest (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustment for unconsolidated partnerships and joint ventures. Therefore, FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered an alternative to net income as an indication of our performance or to cash flows from operating activities as a measure of liquidity or the ability to pay distributions. Since all companies and analysts do not calculate FFO in a similar fashion, our calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies.

Funds from operations is calculated in the following table (amounts in thousands):

                                                                      2001       2000          1999          1998        1997
                                                                      ----       ----          ----          ----        ----

Net income                                                          $ 4,866     $ 7,932      $ 4,879       $ 6,418     $ 2,984
Add: depreciation of properties (1)                                   2,600       2,113        1,478         1,184         894
Add: provision for valuation adjustment of real estate                    -         125            -           157           -
Deduct: gain on sale of real estate                                    (126)     (3,802)         (62)       (1,102)       (610)
Deduct: non-recurring income items                                        -           -         (793)       (2,087)          -
Deduct: minority interest in partially owned property                     -           -            -             -        (231)
Deduct: preferred distributions                                      (1,037)     (1,044)      (1,168)       (1,294)     (1,294)
                                                                     -------     -------      -------       -------     -------

Funds from operations applicable to common stockholders             $ 6,303     $ 5,324      $ 4,334       $ 3,276     $ 1,743
                                                                    =======     =======      =======       =======     =======

(1) Includes our share of depreciation expense of $16 from its unconsolidated joint venture for the year ended December 31, 2001.


Item 7. Management's Discussion And Analysis Of Financial Condition And
        ---------------------------------------------------------------
        Results Of Operations.
        ----------------------

General
-------
We are a self-administered real estate investment trust and we primarily own real estate that we net lease to tenants. We own thirty-three properties, a leasehold position with respect to one property and we are a member of a joint venture which owns one property. Our 35 properties are located in 13 states.

We have elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of ordinary taxable income to our stockholders. We intend to adhere to these requirements and to maintain our REIT status.

Our principal business strategy is to acquire improved, free standing, commercial properties subject to long term net leases. We acquire properties for their value as long-term investments and for their ability to generate income over an extended period of time. We have in the past and intend in the future to borrow on a secured and unsecured basis to finance the purchase of real estate.

Our rental properties are generally leased under noncancellable operating leases to corporate tenants. Substantially all of our lease agreements are net lease arrangements which require the tenant to pay not only rent but all the expenses of the leased property including maintenance, taxes, utilities and insurance. A majority of our lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.

In 2000,  the  Company  purchased  eight  properties  in four states for a total
consideration   of   approximately   $61,000,000.   First   mortgages   totaling
approximately $29,000,000 were placed on five of these properties.

In November 2001, we entered into a joint venture with an affiliate of Deutsche Bank A.G., which acquired a megaplex stadium style movie theater. We invested approximately $6,300,000 for our 50% participation in the joint venture. All decisions of the venture are subject to joint control. Under the joint venture operating agreement, a management fee equal to 1% of the rent paid by the tenant is paid to a company controlled by our Chairman of the Board of Directors and certain of our officers.

In 2000, we sold fifteen properties, thirteen of which were sold in a single transaction, which resulted in a gain of approximately $3,800,000 for financial statement purposes.

In 2001, we sold two properties for a total sales price of $800,000 and recognized a net gain of $126,000.

At December 31, 2001, we had twenty-three outstanding mortgages payable, aggregating $76,587,000 in principal amount, all of which are secured by first liens on individual real estate investments with an aggregate carrying value of approximately $116,000,000 before accumulated depreciation. The mortgages bear interest at rates ranging from 6.9% to 9.1%, and mature between 2002 and 2017.

Results of Operations
---------------------

Comparison of Years Ended December 31, 2001 and December 31, 2000.
------------------------------------------------------------------

Revenues
--------

Revenues consist primarily of rental income from tenants in our rental properties. Rental income increased by $2,720,000 to $15,053,000 for the year ended December 31, 2001, as compared to $12,333,000 for the year ended December 31, 2000 primarily because we received rental income from eight properties during the entire year ended December 31, 2001. We acquired these properties at various times during the year ended December 31, 2000. Rental income during the year ended December 31, 2001 reflects an $878,000 reduction in rental income received during the year ended December 31, 2000 as a result of the sale of thirteen properties in October 2000.

In November 2001, we entered into a joint venture which acquired a megaplex stadium style theater in Norwalk, California. Our 50% equity share of the earnings of this unconsolidated joint venture of $83,000 is included in revenues for the year ended December 31, 2001.

Interest and other income decreased by $152,000 to $184,000 for the year ended December 31, 2001 due to a reduction in interest earned on cash and cash equivalents available for investment, as cash and cash equivalents were used during the year ended December 31, 2000 to fund property acquisitions.


Expenses
--------

The increase in depreciation and amortization expense of $544,000 to $2,900,000 for the year ended December 31, 2001 resulted primarily from depreciation recorded on the eight properties acquired during the year ended December 31, 2000. The increases were partially offset by a decrease in depreciation resulting from the sale of fifteen properties during the year ended December 31, 2000.

The increase in interest-mortgages payable to $5,810,000 for the year ended December 31, 2001 from $4,261,000 for the year ended December 31, 2000 resulted from mortgages placed on seven properties acquired during 2000.

Interest-line of credit was $250,000 for the year ended December 31, 2001, as compared to $340,000 for the year ended December 31, 2000 resulting from borrowings under the credit facility. We repaid indebtedness under our line of credit during the year ended December 31, 2001, which had been incurred to facilitate the purchase of several properties during the year ended December 31, 2000, using the proceeds from mortgage financings on two properties purchased in December 2000.

General and administrative expenses increased by $47,000 to $1,136,000 for the year ended December 31, 2001. These increases resulted from increased costs primarily resulting from the increases in our business activities.

Real estate expenses were $181,000 in the year ended December 31, 2001 and $67,000 in the year ended December 31, 2000. This increase is primarily due to the write-off of leasing commissions, non-recurring landlord repairs and certain real estate expenses and taxes not rebilled to tenants. The results of operations for the year ended December 31, 2000 included a refund of real estate taxes received during that period.

During the year ended December 31, 2000, we determined that the estimated fair value of two properties was lower than their carrying amounts and therefore, we recorded a provision for valuation adjustment of real estate for the difference of $125,000. There was no comparable adjustment during the year ended December 31, 2001.

Gain On Sale Of Real Estate
---------------------------

Gain on sale of real estate during the year ended December 31, 2001 resulted from the sale of a property in August 2001 at a gain of $172,000, offset in part by a $46,000 loss on a sale of property in May 2001.

Gain on sale of real estate during the year ended December 31, 2000 resulted primarily from the sale of thirteen Total Petroleum locations which resulted in a gain of $3,603,000 for financial statement purposes. We also recognized a gain of $43,000 on the sale of a property in May 2000 and a gain of $156,000 on the sale of a property in February 2000.

Comparison of Years Ended December 31, 2000 and 1999
----------------------------------------------------

Revenues
--------

Revenue consists primarily of rental income from tenants in our rental properties. Rental income increased by $3,502,000 to $12,333,000 for the year ended December 31, 2000, as compared to $8,831,000 for the year ended December 31, 1999. Increases of $3,385,000 and $178,000 were due to the acquisition of eight and four properties during the years ended December 31, 2000 and 1999, respectively. These increases were partially offset by a $214,000 decrease in revenues resulting from the sale of thirteen properties during October 2000.

Interest and other income decreased by $1,013,000 for the year ended December 31, 2000 to $336,000, primarily because unused escrow funds of $793,000 were returned to us during the year ended December 31, 1999. Interest and other income also decreased in the year ended December 31, 2000 due to a reduction in interest earned on cash and cash equivalents available for investment, as cash and cash equivalents were used during the years ended December 31, 1999 and 2000 to fund property acquisitions.

Expenses
--------

The increase in depreciation and amortization expense of $711,000 to $2,356,000 during the year ended December 31, 2000 resulted primarily from depreciation recorded on the eight properties acquired during the year ended December 31, 2000.

The increase in interest-mortgages payable to $4,261,000 for the year ended December 31, 2000 from $2,543,000 for the year ended December 31, 1999 resulted from mortgages placed on nine properties acquired during the years ended December 31, 2000 and 1999.

Interest-line of credit was $340,000 during the year ended December 31, 2000 resulting from borrowings under the credit facility. We borrow funds under our line of credit to facilitate property acquisitions. There were no such borrowings during the prior year.

General and administrative expenses increased by $268,000 for the year ended December 31, 2000. This increase was primarily due to an increase in payroll and payroll related expenses and advertising and promotional expenses, as our level of business activity increased.

Real estate expenses were $67,000 in the year ended December 31, 2000 and $129,000 in the year ended December 31, 1999. The decrease is due to a refund of real estate taxes received during the year ended December 31, 2000. The related expense had been included in the results of operations for the year ended December 31, 1999.

During the year ended December 31, 2000, we determined that the estimated fair value of two properties was lower than their carrying amounts and therefore, we recorded a provision for valuation adjustment of real estate for the differences of $125,000. There was no comparable adjustment during the year ended December 31, 1999.

Gain On Sale Of Real Estate
---------------------------

Gain on sale of real estate during the year ended December 31, 2000 resulted primarily from the sale of thirteen properties, in a single transaction, which resulted in a gain of $3,603,000 for financial statement purposes. We also recognized a gain of $43,000 on the sale of a property in May 2000 and a gain of $156,000 on the sale of a property in February 2000.

Liquidity and Capital Resources
-------------------------------

We had cash and cash equivalents of $2,285,000 at December 31, 2001. Our primary sources of liquidity are cash and cash equivalents, our $15,000,000 revolving credit facility and cash generated from operating activities. On March 24, 2000 we entered into an agreement with European American Bank (now Citibank N.A.) to provide a $15,000,000 revolving credit facility. We use the facility primarily to finance the acquisition of commercial real estate. The facility matures on March 24, 2003. Borrowings under the facility bear interest at the Bank's prime rate and there is an unused facility fee of one-quarter of 1% per annum. Net proceeds received from the sale or refinance of properties are required to be used to repay amounts outstanding under the facility if proceeds from the facility were used to purchase or refinance the property. The facility is guaranteed by all of our subsidiaries which own unencumbered properties and secured by the outstanding stock of all of our subsidiaries. At December 31, 2001, we had no indebtedness outstanding under the facility.

We, on our own behalf, and on behalf of our joint venture with an affiliate of Deutsche Bank, A.G., are involved in various stages of negotiation with respect to the acquisition of additional net leased properties. The joint venture, which will only acquire theater properties has agreed to acquire a 20 screen theater located in a suburb of Dayton, Ohio for a total consideration of $9,800,000. Our equity investment will approximate $5,000,000. We will use cash provided from operations and our credit facility to fund this and other acquisitions. The joint venture will likely seek mortgage financing secured by properties owned and acquired by it. It will continue to be our policy to make sufficient cash distributions to shareholders in order for us to maintain our real estate investment trust status under the Internal Revenue Code.

The following sets forth our contractual cash obligations, all of which relate to interest and amortization payments and balances due at maturity under outstanding mortgages secured by our properties, for the periods indicated:

             Due within 1 year                $  8,130,000
             Due 1 to 3 years                   24,420,000
             Due 4 to 5 years                   26,007,000
             Due after 5 years                  55,894,000

The debt service payments due within the next year will be paid primarily from cash generated from our operations. The debt service due for the next two years will be paid from operations. Loan maturities of approximately $8,800,000 due from 1 to 3 years will be paid predominately from mortgage financings or refinancings.

We  have  no  outstanding   contingent   commitments,   such  as  guarantees  of
indebtedness, or any other contractual cash obligations at December 31, 2001.

We intend to expand our investment activities either through our joint venture or independently in the near future. In the ordinary course of our business, we are involved in varying levels of discussions with respect to the acquisition of additional properties. We expect that in order to execute our expansion program, we will have to identify and obtain a significant amount of additional capital, either through increased debt or additional equity.

Cash Distribution Policy
------------------------

We have elected to be taxed as a real estate investment trust under the Internal Revenue Code since our organization. To qualify as a real estate investment trust, we must meet a number of organizational and operational requirements, including a requirement that we distribute currently at least 90% of our ordinary taxable income to our shareholders. It is our current intention to comply with these requirements and maintain our real estate investment trust status. As a real estate investment trust, we generally will not be subject to corporate federal income tax on taxable income we distribute currently (in accordance with the Internal Revenue Code and applicable regulations) to our shareholders. If we fail to qualify as a real estate investment trust in any taxable year, we will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a real estate investment trust for four subsequent tax years. Even if we qualify for federal taxation as a real estate investment trust, we may be subject to certain state and local taxes on our income and to federal income and excise taxes on our undistributed taxable income, i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Internal Revenue Code and applicable regulations thereunder.

It is our intention to pay to our shareholders within the time periods prescribed by the Internal Revenue Code no less than 90%, and, if possible, 100% of our annual taxable income, including gains from the sale of real estate and recognized gains on sale of securities.

Significant Accounting Policies
-------------------------------

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. Certain of our accounting policies are particularly important to an understanding of our financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to a degree of uncertainty. These significant accounting policies include:

Revenues
--------

Our revenues, which are substantially derived from rental income, includes rental income that each tenant pays in accordance with the terms of their respective leases reported on a straight line basis over the initial term of the lease. Since many of our leases provide for rental increases at specified intervals, straight line basis accounting requires us to record as an asset and include in revenues, unbilled rent receivables which we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Accordingly, our management must determine, in its judgment, that the unbilled rent receivable applicable to each specific tenant is collectible. We review unbilled rent receivables on a quarterly basis and take into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant is engaged and economic conditions in the area in which the property is located. In the event that the collectability of an unbilled rent receivable is in doubt, we would be required to take a reserve against the receivable or a direct write off of the receivable, which would have an adverse affect on net income for the year in which the reserve or direct write off is taken and would decrease total assets and stockholders' equity. At December 31, 2001, management has not taken a reserve or direct write off against the unbilled rent receivable of $2,442,000.

Value of Real Estate Portfolio
------------------------------

We review our real estate portfolio on a quarterly basis to ascertain if there has been any impairment in the value of any of our real estate assets in order to determine if there is any need for a provision for valuation adjustment. In reviewing the portfolio, we examine the type of asset, its location, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports. We also ascertain appropriate capitalization rates for the real estate asset in the area in which the property is located and apply such capitalization rate to the net operating income derived from that asset. We do not obtain any independent appraisals in determining value but rely on our own analysis and valuations. Any provision taken with respect to any part of our real estate portfolio will reduce our net income and reduce assets and stockholders' equity to the extent of the amount of the valuation allowance, but it will not affect our cash flow until such time as the property is sold. A $125,000 valuation adjustment was recorded in 2000. There was no valuation adjustment recorded in 2001.

Certain Relationships and Allocated Expenses
--------------------------------------------

We note the following relationships:

Fredric H. Gould, Chairman of our Board, is Chairman of the Board of BRT Realty Trust, a mortgage lending REIT, Chairman of the Board and sole shareholder of the managing general partner of Gould Investors L.P. and sole member of a limited liability company which is also a general partner of Gould Investors L.P.; Matthew Gould, a Senior Vice President and Director is a Senior Vice President and Trustee of BRT Realty Trust and President of the managing general partner of Gould Investors L.P.; and Jeffrey Gould, a Senior Vice President and Director is President, Chief Executive Officer and a Trustee of BRT Realty Trust and a Vice President of the corporate managing general partner of Gould Investors L.P. Gould Investors L.P. owns 18% of our outstanding common stock and 16% of our voting rights. In addition, David W. Kalish, Simeon Brinberg, Mark Lundy and Israel Rosenzweig, executive officers are also executive officers of BRT Realty Trust and of the corporate managing partner of Gould Investors L.P. Arthur Hurand, one of our Directors is a Trustee of BRT Realty Trust. Finally, we own 30,048 common shares of BRT Realty Trust, which is less than 1% of its total voting power.

Our company and related entities, including Gould Investors L.P. and BRT Realty Trust, occupy common office space and use certain personnel in common. In 2001, we were allocated $351,000 of common general and administrative expenses, including rent, telecommunication services, computer services, bookkeeping, secretarial and other clerical services and legal and accounting services. This amount includes an aggregate of $191,500, allocated to us for services (primarily legal and accounting), performed by seven executive officers who are not engaged by us on a full time basis. In addition $32,615 was paid to Brinberg and Lundy, a partnership in which Messrs. Brinberg and Lundy are partners, for services rendered by Mark H. Lundy in connection with potential property acquisitions, completed mortgage financings and our involvement in the joint venture with an affiliate of Deutsche Bank A.G. The fees paid to Brinberg & Lundy were capitalized. The allocation of common, general and administrative expenses is computed on a quarterly basis and is based on the time devoted by executive, administrative and clerical personnel to the affairs of each participating entity.

In 2001 we paid to a company controlled by the Chairman of our Board and certain of our officers, brokerage fees totaling $136,000 relating to $13,600,000 principal amount of mortgages placed on two of our properties. In addition, for the year ended December 31, 2001, this entity was paid a fee of $12,500 for supervision of improvements to a property which we own. The fees paid to this entity were approved by the directors of the Company, including a majority of the independent directors, and was based on fees for comparable services in the geographic area in which the properties for which the fee was paid is located. Accordingly, our Board intended that fees paid to related parties were no greater than fees which would have been paid to unaffiliated persons for comparable services.

During October 1998, Gould Investors L.P. loaned $350,000 to Jeffrey Fishman, our President and his wife which matured in October 2001 and was repaid prior to December 31, 2001. Mr. Fishman was not our employee in 1998. The loan was secured by interests in several real estate partnerships in which we or Gould Investors L.P. are the majority partners, and Mrs. Fishman is the minority partner. Mrs. Fishman is currently an equity owner in one limited liability company that was formed prior to the time Mr. Fishman became our employee.

Item 7a. Qualitative and Quantitative Disclosures About Market Risk
         ----------------------------------------------------------
All of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.

                                     Principal
Year Ending                          Cash Flows               Average
December 31,                       (In Thousands)          Interest Rate
-----------                        --------------          -------------
     2002                           $ 2,493                    7.85%
     2003                            10,000                    7.89
     2004                             4,092                    7.94
     2005                             9,367                    7.97
     2006                             8,741                    7.95
     Thereafter                      41,894                    7.93
                                    -------
     Total                          $76,587                    7.93
                                    =======

     Fair Value                     $77,303                    7.75%
                                    =======

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


 Item 9.  Changes in and Disagreements with Accountants on Accounting
          -----------------------------------------------------------
          and Financial Disclosure
          ------------------------

    None

                                 PART III

Information required by Part III (Item 10 - "Directors and Executive Officers of the Registrant", Item 11 - "Executive Compensation", Item 12 -"Security Ownership of Certain Beneficial Owners and Management" and Item 13 -"Certain Relationships and Related Transactions") will be contained in the definitive proxy statement to be filed within 120 days of the end of our fiscal year.

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

      2.   Financial Statement Schedules:
           -  Schedule III-Real Estate
                and Accumulated Depreciation                                         F-18 through F- 19


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

10.1 Credit Agreement with European American Bank filed as an Exhibit to the Company's Form 8K filed March 31, 2000, which exhibit is incorporated herein by reference.

21.1     Subsidiaries of Registrant (filed herewith)

         (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the last quarter of the 2001 fiscal year.

                                   Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                           ONE LIBERTY PROPERTIES, INC.


Dated:  March 26, 2002
                                 By:s/Jeffrey Fishman
                                    -----------------
                                    Jeffrey Fishman, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

        Signature                       Title                         Date
        ---------                       -----                         ----

s/Fredric H. Gould
------------------
Fredric H. Gould                 Chairman of the                 March 26, 2002
                                 Board of Directors
                                 and Chief Executive Officer

s/Jeffrey Fishman
-----------------
Jeffrey Fishman                  President and
                                 Chief Operating Officer         March 26, 2002

s/Joseph A. Amato
-----------------
Joseph A. Amato                  Director                        March 26, 2002

s/Charles Biederman
-------------------
Charles Biederman                Director                        March 26, 2002

s/James Burns
------------
James Burns                      Director                        March 26, 2002

s/Jeffrey Gould
---------------
Jeffrey Gould                    Director                        March 26, 2002

s/Matthew Goud
--------------
Matthew Gould                    Director                        March 26, 2002

s/Arthur Hurand
---------------
Arthur Hurand                    Director                        March 26, 2002

s/Marshall Rose
---------------
Marshall Rose                    Director                        March 26, 2002

s/David W. Kalish
-----------------
David W. Kalish                  Vice President and
                                 Chief Financial Officer         March 26, 2002

                                  Exhibit 21.1

                           SUBSIDIARIES OF THE COMPANY

    Company                                           State of Organization
    -------                                           ---------------------

OLP Action, Inc.                                              Michigan
OLP Arby's II                                                 South Carolina
OLP Iowa, Inc.                                                Delaware
OLP Texas, Inc.                                               Texas
OLP-TSA Georgia, Inc.                                         Georgia
OLP Dixie Drive Houston, Inc.                                 Texas
OLP Greenwood Village, Colorado, Inc.                         Colorado
OLP Ft. Myers, Inc.                                           Florida
OLP Rabro Drive Corp.                                         New York
OLP Chattanooga, Inc.                                         Tennessee
OLP Columbus, Inc.                                            Ohio
OLP Mesquite, Inc.                                            Texas
OLP South Highway Houston, Inc.                               Texas
OLP Selden, Inc.                                              New York
OLP Palm Beach, Inc.                                          Florida
OLP New Hyde Park, Inc.                                       New York
OLP Champaign, Inc.                                           Illinois
OLP Batavia, Inc.                                             New York
OLP Hanover PA, Inc.                                          Pennsylvania
OLP Grand Rapids, Inc.                                        Michigan
OLP El Paso, Inc.                                             Texas
OLP Plano, Inc.                                               Texas
OLP Hamilton, Inc.                                            New York
OLP Hauppauge, LLC                                            New York
OLP Ronkonkoma, LLC                                           New York
OLP Plano 1, L.P.                                             Texas
OLP El Paso 1, L.P.                                           Texas
OLP Plano, LLC                                                Delaware
OLP El Paso 1, LLC                                            Delaware
OLP Hanover 1, LLC                                            Pennsylvania
OLP Theaters, LLC                                             Delaware

                         REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Stockholders of One Liberty Properties, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of One Liberty Properties, Inc. and Subsidiaries (the "Company") as of December 31, 2001 and
2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of One Liberty Properties, Inc. and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                 /s/ Ernst & Young LLP



New York, New York
March 1, 2002



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                  (Amounts in Thousands, Except Per Share Data)

                                     ASSETS
                                                                                                        December 31,
                                                                                                ---------------------------
                                                                                               2001                   2000
                                                                                               ----                   ----

Real estate investments, at cost (Notes 3, 4, and 5)
     Land                                                                                   $  25,939                $ 26,279
     Buildings and improvements                                                               101,288                 101,585
                                                                                             --------                --------
                                                                                              127,227                 127,864
     Less accumulated depreciation                                                              8,663                   6,244
                                                                                             --------                --------
                                                                                              118,564                 121,620

Investment in unconsolidated joint venture (Note 3)                                             6,345                       -

Cash and cash equivalents                                                                       2,285                   2,069
Unbilled rent receivable (Note 3)                                                               2,442                   1,615
Rent, interest, deposits and other receivables                                                  1,157                     976
Notes receivable - officer (Note 7)                                                               167                     240
Investment in BRT Realty Trust - (related party) (Note 2)                                         361                     240
Deferred financing costs                                                                        1,247                   1,154
Other (including available-for-sale securities
     of $249 and $228) (Note 2)                                                                   371                     305
                                                                                            ---------               ---------
                                                                                            $ 132,939               $ 128,219
                                                                                            =========               =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Mortgages payable  (Note 5)                                                            $  76,587               $  64,123
     Line of credit (Note 5)                                                                        -                  10,000
     Dividends payable                                                                          1,177                       -
     Accrued expenses and other liabilities                                                       827                     720
                                                                                            ---------               ---------

         Total liabilities                                                                     78,591                  74,843
                                                                                            ---------               ---------

Commitments and contingencies                                                                       -                       -


Stockholders' equity (Notes 6, 8, and 9):
     Redeemable Convertible Preferred Stock,
         $1 par value; $1.60 cumulative annual dividend;
         2,300 shares authorized; 648 shares issued;
         liquidation and redemption values of $16.50                                           10,693                  10,693
     Common Stock, $1 par value; 25,000 shares authorized;
         3,058 and 3,010 shares issued and outstanding                                          3,058                   3,010
     Paid-in capital                                                                           32,192                  31,650
     Accumulated other comprehensive income - net unrealized
         gain on available-for-sale securities (Note 2)                                           261                      76
     Accumulated undistributed net income                                                       8,144                   7,947
                                                                                            ---------               ---------
           Total stockholders' equity                                                          54,348                  53,376
                                                                                            ---------               ---------
                                                                                            $ 132,939               $ 128,219
                                                                                            =========               =========

                             See accompanying notes.




                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
                  (Amounts in Thousands, Except Per Share Data)

                                                                                              Year Ended December 31,
                                                                                       ----------------------------------
                                                                                     2001             2000             1999
                                                                                     ----             ----             ----
Revenues:
     Rental income (Note 3)                                                       $ 15,053         $ 12,333           $ 8,831
     Equity in earnings of unconsolidated joint venture                                 83                -                 -
     Interest and other income (Note 3)                                                184              336             1,349
                                                                                 ---------         --------          --------
                                                                                    15,320           12,669            10,180
                                                                                 ---------         --------          --------
Expenses:
     Depreciation and amortization                                                   2,900            2,356             1,645
     Interest - mortgages payable (Note 5)                                           5,810            4,261             2,543
     Interest - line of credit (Note 5)                                                250              340                 -
     Leasehold rent                                                                    289              289               289
     General and administrative (Note 7)                                             1,136            1,089               821
     Real estate expenses                                                              181               67               129
     Provision for valuation adjustment of
      real estate (Note 4)                                                               -              125                 -
                                                                                 ---------        ---------         ---------
                                                                                    10,566            8,527             5,427
                                                                                 ---------        ---------         ---------

Income before gain on sale                                                           4,754            4,142             4,753
                                                                                 ---------        ---------         ---------

Gain on sale of real estate (Note 3)                                                   126            3,802                62
(Loss) gain on sale of available-for-sale securities                                   (14)             (12)               64
                                                                                 ---------        ---------         ---------
                                                                                       112            3,790               126
                                                                                 ---------        ---------         ---------

Net income                                                                       $   4,866        $   7,932         $   4,879
                                                                                 =========        =========         =========

Calculation of net income applicable to common stockholders:
     Net income                                                                  $   4,866        $   7,932          $  4,879
     Less dividends and accretion on preferred stock                                 1,037            1,044             1,247
                                                                                ----------        ---------          --------
Net income applicable to common stockholders                                     $   3,829        $   6,888          $  3,632
                                                                                ==========        =========          ========

Weighted average number of common shares outstanding:
         Basic                                                                       3,019            2,993             2,960
                                                                                     =====            =====             =====
         Diluted                                                                     3,036            3,528             2,963
                                                                                     =====            =====             =====

Net income per common share (Notes 2 and 8):
         Basic                                                                   $   1.27         $    2.30          $   1.23
                                                                                 ========         =========          ========
         Diluted                                                                 $   1.26         $    2.25          $   1.23
                                                                                 ========         =========          ========

Cash distributions per share:
         Common Stock                                                            $   1.20         $    1.20         $    1.20
                                                                                 ========         =========         =========
         Preferred Stock                                                         $   1.60         $    1.60         $    1.60
                                                                                 ========         =========         =========



                             See accompanying notes.




                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                   For the Three Years Ended December 31, 2001
                  (Amounts in Thousands, Except Per Share Data)

                                                                                     Accumulated
                                                                                  Other Accumulated
                                               Preferred     Common       Paid-in   Comprehensive   Undistributed
                                                 Stock       Stock        Capital      Income        Net Income     Total
                                                 -----       -----        -------      ------        ----------     -----



Balances, December 31, 1998                   $      -     $ 2,940        $30,965      $   100       $  4,490      $38,495

Distributions - Common Stock
   ($1.20 per share)                                 -           -              -            -         (3,552)      (3,552)
Distributions - Preferred Stock
   ($1.60 per share)                                 -           -              -            -         (1,168)      (1,168)
Preferred Stock (Note 6)                        10,802           -              -            -              -       10,802
Accretion on Preferred Stock                         -           -            (79)           -              -          (79)
Preferred shares converted to
 Common Stock                                        -           1              7            -              -            8
Shares issued through dividend
   reinvestment plan                                 -          39            445            -              -          484
Net income                                           -           -              -            -          4,879        4,879
       Other comprehensive income -
       net unrealized loss on available-
       for-sale securities (Note 2)                  -           -              -          (67)             -          (67)
                                                                                                                   -------
Comprehensive income                                 -           -              -             -             -        4,812
                                               -------      ------         ------        ------        ------      -------

Balances, December 31, 1999                     10,802       2,980         31,338           33          4,649       49,802

Distributions - Common Stock
   ($1.20 per share)                                 -           -              -            -         (3,590)      (3,590)
Distributions - Preferred Stock
   ($1.60 per share)                                 -           -              -            -         (1,044)      (1,044)
Preferred Stock (Note 6)                          (109)          -             18            -              -          (91)
Shares issued through dividend
   reinvestment plan                                 -          30            294            -              -          324
Net income                                           -           -              -            -          7,932        7,932
       Other comprehensive income -
       net unrealized gain on available-
       for-sale securities (Note 2)                  -           -              -           43              -           43
                                                                                                                   -------
Comprehensive income                                 -           -              -            -              -        7,975
                                               -------     -------        -------      -------       --------     --------

Balances, December 31, 2000                     10,693       3,010         31,650           76          7,947       53,376

Distributions - Common Stock
   ($1.20 per share)                                 -           -              -            -         (3,632)      (3,632)
Distributions - Preferred Stock
   ($1.60 per share)                                 -           -              -            -         (1,037)      (1,037)
Exercise of options                                  -          33            368            -              -          401
Shares issued through dividend
   reinvestment plan                                 -          15            174            -              -          189
Net income                                           -           -              -            -          4,866        4,866
       Other comprehensive income -
       net unrealized loss on available-
       for-sale securities (Note 2)                  -           -              -          185              -          185
                                                                                                                   -------
Comprehensive income                                 -           -              -            -              -        5,051
                                              ---------   --------      ---------     --------      ---------     --------

Balances, December 31, 2001                   $ 10,693    $  3,058      $  32,192    $     261      $   8,144     $ 54,348
                                              ========    ========      =========    =========      =========     ========


                                                               See accompanying notes.



                             ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                                 Consolidated Statements of Cash Flows
                                         (Amounts in Thousands)
                                                                                        Year Ended December 31,
                                                                              ------------------------------------------
                                                                                2001              2000             1999
                                                                                ----              ----             -----

Cash flows from operating activities:
     Net income                                                              $  4,866          $  7,932          $ 4,879
     Adjustments to reconcile net income to net cash
         provided by operating activities:
     Gain on sale of real estate                                                 (126)           (3,802)             (62)
     Loss (gain) on sale of available-for-sale securities                          14                12              (64)
     Increase in rental income from straight-lining of rent                      (827)             (669)            (572)
     Equity in earnings of unconsolidated joint venture                           (83)                -                -
     Distribution from unconsolidated joint venture                                65                 -                -
     Payments to minority interest by subsidiary                                  (23)              (32)             (13)
     Provision for valuation adjustment                                             -               125                -
     Depreciation and amortization                                              2,900             2,356            1,645
     Changes in assets and liabilities:
     Increase in rent, interest, deposits and other receivables                  (153)             (422)             (82)
     Increase in accrued expenses and other liabilities                           131               340               95
                                                                            ---------         ---------         --------

            Net cash provided by operating activities                           6,764             5,840            5,826
                                                                            ---------         ---------         --------

Cash flows from investing activities:
     Additions to real estate                                                    (152)          (51,994)         (11,499)
     Net proceeds from sale of real estate                                        749            12,514              210
     Investment in unconsolidated joint venture                                (6,327)                -                -
     Net proceeds from sale of available-for-sale securities                      201               156            1,203
     Collection of mortgages receivable                                             -                 -              228
     Purchase of available-for-sale securities                                   (173)                -             (885)
                                                                             ---------         --------         --------

            Net cash used in investing activities                              (5,702)          (39,324)         (10,743)
                                                                             ---------         ---------        --------

Cash flows from financing activities:
     (Repayments) proceeds from bank line of credit                           (10,000)           10,000                -
     Proceeds from mortgages payable                                           13,600            20,162            5,775
     Payment of financing costs                                                  (408)             (666)            (238)
     Repayment of mortgages payable                                            (1,136)             (789)            (528)
     Cash distributions - Common Stock                                         (2,714)           (3,590)          (4,434)
     Cash distributions - Preferred Stock                                        (778)           (1,044)          (1,491)
     Exercise of stock options                                                    401                 -                -
     Repurchase of preferred stock, which was cancelled                             -               (91)          (2,494)
     Issuance of shares through dividend reinvestment plan                        189               324              484
                                                                            ---------         ---------         --------

            Net cash (used in) provided by financing activities                  (846)           24,306           (2,926)
                                                                            ---------         ---------         ---------

Net increase (decrease) in cash and cash equivalents                              216            (9,178)          (7,843)
Cash and cash equivalents at beginning of year                                  2,069            11,247           19,090
                                                                            ---------          --------         --------
Cash and cash equivalents at end of year                                     $  2,285            $2,069          $11,247
                                                                             ========            ======          =======

Supplemental disclosures of cash flow information:
     Cash paid during the year for interest expense                          $  6,084          $  4,464         $  2,546
Supplemental schedule of non cash investing and financing activities:
    Assumption of mortgage payable in connection
      with purchase of real estate                                           $      -          $  9,015         $  1,065


                             See accompanying notes.


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                 December 31, 2001



   NOTE 1 -   ORGANIZATION AND BACKGROUND

              One Liberty Properties, Inc. (the "Company") was incorporated in 1982 in the state of Maryland. The Company is a self-administered real estate investment trust ("REIT") which currently participates in net leasing transactions and has engaged in other real property transactions. The Company owns thirty-three properties, a leasehold position with respect to one property and is a member of a joint venture which owns one property. The thirty-five properties are located in thirteen states.

   NOTE 2 -   SIGNIFICANT ACCOUNTING POLICIES

              Principles of Consolidation

              The consolidated financial statements include the accounts of One Liberty Properties, Inc., its wholly-owned subsidiaries and a majority-owned limited liability company. Material intercompany items and transactions have been eliminated. The Company's investment in a less than majority owned joint venture has been accounted for using the equity method. One Liberty Properties, Inc., its subsidiaries and the limited liability company are hereinafter referred to as the Company.

              Use of Estimates

              The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

              Income Recognition

              Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the initial term of the lease. Some of the leases provide for additional contingent rental revenue in the form of percentage rents and increases based on the consumer price index. The percentage rents are based upon the level of sales achieved by the lessee and are recorded once the required sales levels are reached.

              Depreciation

              Depreciation of buildings is computed on the straight-line method over an estimated useful life of 40 years for commercial properties and 27 and one half years for residential properties.

              Deferred Financing Costs

              Mortgage and credit line costs are deferred and amortized on a straight-line basis over the terms of the respective debt obligations, which approximates the effective interest method.

              Federal Income Taxes

              The Company has qualified as a real estate investment trust under the applicable provisions of the Internal Revenue Code. Under these provisions, the Company will not be subject to federal income taxes on amounts distributed to stockholders providing it distributes substantially all of its taxable income and meets certain other conditions.

              Total distributions made during 2001 and 2000 included approximately 1% attributable to capital gains, with the balance to ordinary income.

              Investments in Debt and Equity Securities

              The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each report date. At December 31, 2001, all marketable securities have been classified as available-for-sale and, as a result, are stated at fair value. Unrealized gains and losses on available-for-sale securities are recorded as accumulated other comprehensive income in the stockholders' equity section.

              The Company's investment in 30,048 common shares of BRT Realty Trust ("BRT"), a related party of the Company, (accounting for less than 1% of the total voting power of BRT), purchased at a cost of $97,000 has a fair market value at December 31, 2001 of $361,000. The net unrealized holding gain of $264,000 is excluded from earnings. In addition, the Company has invested $252,000 in various other equity securities which have a fair market value of $249,000 at December 31, 2001. The aggregate net unrealized holding loss of $3,000 on these investments is also excluded from earnings. At December 31, 2001, the cumulative unrealized gain of $261,000 on these investments is reported as accumulated other comprehensive income in the stockholders' equity section.

              Realized gains and losses are determined using the average cost method. During 2001 and 2000, sales proceeds and gross realized gains and losses on securities classified as available-for-sale were:

                                           2001                2000
                                           ----                ----

              Sales proceeds            $  201,000         $  156,000
                                        ==========         ==========

              Gross realized losses     $  (17,000)        $  (12,000)
                                        ==========         ==========

              Gross realized gains      $    3,000         $        -
                                        ==========         ==========

              Fair Value of Financial Instruments

              The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

              Cash and cash equivalents: The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

              Notes receivable - officer: The carrying amount of the notes receivable reported on the balance sheet is their face value. The notes carry an interest rate equal to the prime rate and thus the outstanding balance approximates the fair value.

              Investment in equity securities: Since these investments are considered "available-for-sale", they are reported in the balance sheet based upon quoted market prices.

              Mortgages payable: At December 31, 2001, the estimated fair value of the Company's mortgages payable exceeded its carrying value by $800,000, assuming a market interest rate of 7.75%.

              Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

              Accretion on Preferred Stock

              The Company has Preferred Stock outstanding which is both redeemable and convertible. The stock was initially recorded in the financial statements at its fair value based upon the initial average trades on the American Stock Exchange. The amount by which the redemption value exceeded the carrying value was accreted using the interest method through July 1, 1999. (See Note 6.)

              Earnings Per Common Share

              Basic earnings per share was determined by dividing net income applicable to common stockholders for each year by the weighted average number of shares of Common Stock outstanding during each year.

              Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company. For the years ended December 31, 2001 and 1999, diluted earnings per share was determined by dividing net income applicable to common stockholders for each year by the total of the weighted average number of shares of Common Stock outstanding plus the dilutive effect of the Company's outstanding options (16,498 and 3,376 shares for the years ended 2001 and 1999, respectively) using the treasury stock method. The Preferred Stock was not considered for the purpose of computing diluted earnings per share for the years ended December 31, 2001 and 1999 because their assumed conversion was antidilutive. For the year ended December 31, 2000, diluted earnings per share was determined by dividing net income by the total of the weighted average number of shares of Common Stock outstanding plus the dilutive effect of the Company's outstanding options (49,500 shares) plus the dilutive effect of the Company's Preferred Stock using the if-converted method.

              Various options were not included in the computation of diluted earnings per share in each year because the exercise price of these options is greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Cash and Cash Equivalents

              Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

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

              Accounting for Long-Lived Assets

              The Financial Accounting Standards Board issued Statement No. 144 "Accounting for the Impairment of Long-Lived Assets" which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used". In addition, Statement No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or asset group to be disposed of other than by sale (e.g. abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset or asset group as "held for sale". The Company's management does not anticipate that the adoption of this statement will have an effect on the earnings or the financial position of the Company.

              Segment Reporting

              Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement No. 131, Disclosure About Segments of an Enterprise and Related Information. Statement No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Virtually all of the Company's real estate assets are comprised of real estate owned that is net leased to tenants on a long-term basis. Therefore, the Company operates predominantly in one industry segment, and thus, Statement No. 131 did not have a material impact on that Company's financial statements.

              Derivative Instruments and Hedging Activities

              Effective January 1, 2001 the Company adopted the Financial Accounting Standards Board Statement No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133. Statement No. 137 deferred for one year the effective date of Statement No. 133, Accounting for Derivatives Instruments and Hedging Activities. Because of the Company's minimal use of derivatives, Statement No. 137 did not have a significant effect on earnings or the financial position of the Company.

              Reclassification

              Certain amounts reported in previous financial statements have been reclassified in the accompanying financial statements to conform to the current year's presentation.


NOTE 3 - REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS

              In November, 2001, a joint venture entered into by the Company with an affiliate of Deutsche Bank A.G., an unrelated party, acquired a megaplex stadium style theatre. The Company invested approximately $6,300,000 for its 50% participation in the joint venture. All decisions of the venture are subject to joint control. A management fee equal to 1% of rent paid by the tenant is paid to a company controlled by the Chairman of the Board of Directors and certain officers of the Company. The fee for the year ending December 31, 2001 was $1,300.

              During the year ended December 31, 2000, the Company purchased eight properties in four states for a total consideration of $61,009,000. First mortgages totaling $29,015,000 were placed on five of these properties.

              The rental properties owned at December 31, 2001 are leased under noncancellable operating leases to corporate tenants with current expirations ranging from 2002 to 2038, with certain tenant renewal rights. The majority of lease agreements are net lease arrangements which require the tenant to pay not only rent but all the expenses of the leased property including maintenance, taxes, utilities and insurance. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.

              The minimum future rentals to be received over the next five years and thereafter on the operating leases in effect at December 31, 2001 are as follows:

                         Year Ending
                         December 31,                    (In Thousands)
                        ------------                     --------------
                            2002                            $ 13,616
                            2003                              13,078
                            2004                              13,167
                            2005                              13,097
                            2006                              12,636
                            Thereafter                        98,572
                                                            --------
                            Total                           $164,166
                                                            ========

              At December 31, 2001, the Company has recorded an unbilled rent receivable aggregating $2,442,000, representing rent reported on a straight-line basis in excess of rental payments required under the initial term of the respective leases. This amount is to be billed and received pursuant to the lease terms over the next sixteen years. The minimum future rentals presented above include amounts applicable to the repayment of these unbilled rent receivables.

              For the year ended December 31, 2001, one tenant generated revenues of 11.4% of the Company's total revenues. This tenant, who occupies an entire flex building, generated $1,746,000 in rental revenue. The initial term of the tenant's lease expires December 31, 2014.

              Sales of Real Estate

              In May and August, 2001, the Company sold two properties for a total sales price of $800,000 and recognized a net gain of $126,000.

              On October 20, 2000, the Company sold the thirteen locations it owned in Michigan that were net leased to Total Petroleum, Inc. The gross sales price was $12,000,000 which resulted in a gain of $3,603,000 for financial statement purposes. The Company did not realize a gain for federal income tax purposes on the sale in accordance with Internal Revenue Section 1031.

              In February and May, 2000, the Company sold two properties for a total sales price of $890,000 and recognized gains totaling $199,000.

              In July 1999, the Company sold a property for a sales price of $225,000 and recognized a gain of $62,000.

              Included in other income for the year ended December 31, 1999 is $793,000 which represents the return to the Company of unused escrow funds by the escrow agent pursuant to the lease agreement with Total Petroleum, Inc. (entered into in 1991).


NOTE 4 - PROVISION FOR VALUATION ADJUSTMENT

              During the year ended December 31, 2000, the Company determined that the estimated fair value of two properties were lower than their carrying amounts and thus, the Company recorded a $125,000 provision for the differences. The $125,000 provision was recorded as a direct write-down of the respective investments on the balance sheet and depreciation was calculated using the new basis.

NOTE 5 -  DEBT OBLIGATIONS

              Mortgages Payable

              At December 31, 2001, there are twenty-three outstanding mortgages payable, all of which are secured by first liens on individual real estate investments with an aggregate carrying value of $116,453,000 before accumulated depreciation. The mortgages bear interest at rates ranging from 6.9% to 9.1%, and mature between 2002 and 2017. The weighted average interest rate was 8%, 7.7% and 7.6% for the years ended December 31, 2001, 2000 and 1999, respectively.

              Scheduled principal repayments during the next five years and thereafter are as follows:

                   Year Ending
                   December 31,                           (In Thousands)
                  ------------                            --------------
                      2002                                   $   2,493
                      2003                                      10,000
                      2004                                       4,092
                      2005                                       9,367
                      2006                                       8,741
                      2007 and thereafter                       41,894
                                                              --------
                                 Total                        $ 76,587
                                                              ========

              Line of Credit

              On March 24, 2000 the Company entered into an agreement with European American Bank ("EAB") to provide for a two year $15,000,000 revolving credit facility ("Facility"). EAB merged into Citibank NA and accordingly, Citibank, successor to EAB is hereafter referred to as the "Bank". The Facility provides that the Company pay interest at the Bank's prime rate on funds borrowed and an unused facility fee of 1/4%. The Company paid $175,000 in fees and closing costs which are being amortized over the term of the loan. The Company has exercised an option to extend the term for one year until March 24, 2003. The Facility is guaranteed by all of the Company's subsidiaries which own unencumbered properties and the shares of all the subsidiaries are pledged as collateral. The Company has agreed that it and its affiliates will maintain on deposit with the Bank at least 10% of the average outstanding annual principal balance of take downs under the Facility. If minimum balances are not maintained by the Company and its affiliates, a deficiency fee is charged to the Company.

              The Facility is available to finance the acquisition of commercial real estate. The Company is required to comply with certain covenants. Net proceeds received from the sale or refinance of properties are required to be used to repay amounts outstanding under the Facility if proceeds from the Facility were used to purchase the property.

 NOTE 6 -    REDEEMABLE CONVERTIBLE PREFERRED STOCK

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


NOTE 7  - RELATED PARTY TRANSACTIONS

              At December 31, 2001 and 2000, Gould Investors L.P. ("Gould"), a related party, owned 542,397 shares of the common stock of the Company or approximately 18% of the equity interest and held approximately 16% of the voting rights.

              Gould charged the Company $351,000, $272,000 and $248,000 during the years ended December 31, 2001, 2000 and 1999, respectively, for allocated general and administrative expenses and payroll based on time incurred by various employees.

              The Company paid a company controlled by the Chairman of the Board of Directors and certain officers of the Company 1% brokerage fees totaling $136,000, $200,000 and $102,000 during the years ended December 31, 2001, 2000 and 1999 relating to mortgages placed on two, three and five of the Company's properties, respectively. These fees were deferred and are being amortized over the lives of the respective loans. During the years ended December 31, 2001 and 2000, this controlled company was paid fees of $12,500 and $4,000, respectively, for supervision of improvements and repairs to properties and was paid a brokerage fee of $300,000 relating to the sale of the Total Petroleum properties during the year ended December 31, 2000.

              In 1999 and 2000, the Company made loans aggregating $240,000 to its current president providing for an interest rate equal to the prime rate and maturing in December, 2004. These loans are secured by shares of the Company purchased with the proceeds and personally guaranteed by him and his wife. The outstanding loan balance at December 31, 2001 is $167,000.

              During October 1998 and prior to his being employed by the Company, Gould made a $350,000 loan to the current president and his wife which matured in October, 2001 and was repaid by December 31, 2001. The loan was secured by interests in several real estate partnerships in which Gould and the Company are the majority partners, and the wife of the Company's president is the minority partner. The loan bore interest at 9% and was personally guaranteed.

              The minority partner of a limited liability company, which is consolidated within these financial statements, is the wife of the current president. This entity purchased real estate in March 1998, prior to the current president being employed by the Company.

  NOTE 8 -  STOCK OPTIONS

              On November 17, 1989, the directors of the Company adopted the 1989 Stock Option Plan. Stock options under the 1989 Stock Option Plan are granted at per share amounts at least equal to their fair market value at the date of grant. A maximum of 225,000 common shares were reserved for issuance under the 1989 Stock Option Plan, of which none are available for grant at December 31, 2001.

              On December 6, 1996, the directors of the Company adopted the 1996 Stock Option Plan (Incentive/Nonstatutory Stock Option Plan). Incentive stock options are granted at per share amounts, at least equal to their fair market value at the date of grant, whereas for nonstatutory stock options the exercise price may be any amount determined by the Board of Directors. Options granted under the Plan will expire no later than ten years after the date on which the option is granted. The options granted under the Plans are cumulatively exercisable at a rate of 25% per annum, commencing six months after the date of grant, and expire five years after the date of grant. A maximum of 225,000 shares of common stock of the Company (which includes 100,000 additional shares which were approved by the Company's shareholders as an amendment to the Plan at the 2001 annual meeting of stockholders) are reserved for issuance to employees, officers, directors, consultants and advisors to the Company, of which 85,000 are available for grant at December 31, 2001.

              Changes in the number of common shares under all option arrangements are summarized as follows:


                                                                               Year Ended December 31,
                                                                      -------------------------------------
                                                                      2001               2000            1999
                                                                      ----               ----            ----

              Outstanding at beginning of period                     177,500           128,000           80,500
              Granted                                                 57,500            49,500           47,500
              Option prices                                           $12.19           $11.125          $12.375
              Exercisable at end of period                           122,850           106,625           62,250
              Exercised                                              (32,400)                -                -
              Expired                                                      -                 -                -
              Outstanding at end of period                           202,600           177,500          128,000
              Option price per share outstanding                 $11.125-$14.50    $11.125-$14.50   $12.375-$14.50


              As of December 31, 2001, the outstanding options had a weighted average remaining contractual life of approximately 2.41 years and a weighted average exercise price of $12.62.

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

              Pro forma information regarding net income and earnings per share is required by FASB No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk free interest rate of 4.06%, 5.22% and 6.41%, dividend yield of 10.07%, 11.03% and 9.7%, volatility factor of the expected market price of the Company's Common Stock based on historical results of 1.41, .135 and .116; and expected lives of 5 years.

              The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate, management believes the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Had the fair value method of accounting been applied to the Company's stock plan, which requires recognition of compensation cost ratably over the vesting period, pro forma net income applicable to common stockholders would have been $3,610,000 which would result in pro forma earnings of $1.22 per share in 1999. The Company has elected not to present pro forma information for 2001 and 2000 because the impact on the reported net income and earnings per share is immaterial.

NOTE 9 - DISTRIBUTION REINVESTMENT PLAN

              In May, 1996, the Company implemented a Distribution Reinvestment Plan (the "Plan"). The Plan provides owners of record of 100 shares or more of its common and/or preferred stock the opportunity to reinvest cash distributions in newly-issued common stock of the Company at a five percent discount from the market price. No open market purchases are made under the Plan. During the years ended December 31, 2001 and 2000, the Company issued 15,098 and 30,532 common shares, respectively, under the Plan.

NOTE 10 - INCOME TAXES (Unaudited)

              The Company elected to be taxed as a real estate investment trust
              (REIT) under the Internal Revenue Code, commencing with its taxable year ended December 31, 1983. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its stockholders. It is management's current intention to adhere to these requirements and maintain the Company's REIT status. As a REIT, the Company generally will not be subject to corporate level federal, state and local income tax on taxable income it distributes currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal, state and local income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income.

              Reconciliation Between Financial Statement Net Income and Federal Taxable Income:

              The following table reconciles financial statement net income to federal taxable income for the years ended December 31, 2001, 2000 and 1999:


                                                             2001            2000          1999
                                                           Estimate         Actual        Actual
                                                           --------         ------        ------


              Net income                                   $  4,866        $  7,932      $  4,879
              Straight line rent adjustments                   (827)           (669)         (572)
              Financial statement gain on sale
                in excess of tax gain                           (69)         (3,745)         (129)
              Rent received in advance                          101             127             -
              Financial statement provision
                for valuation adjustment                          -             125             -
              Financial statement depreciation
                in excess of tax                                 85               -             -
              Other adjustments                                  (2)             (4)          (11)
                                                           --------        --------      --------

              Federal taxable income                       $  4,154        $  3,766      $  4,167
                                                           ========        ========      ========


              Reconciliation Between Cash Dividends Paid and Dividends
              Paid Deduction:

              The following table reconciles cash dividends paid with the dividends paid deduction for the years ended December 31, 2001, 2000 and 1999:


                                                                                 2001            2000        1999
                                                                                 ----            ----        ----

              Cash dividends paid                                              $ 4,669        $ 4,634      $ 4,720
              Dividend reinvestment plan (1)                                        12             18           20
                                                                              --------        -------      -------
                                                                                 4,681          4,652        4,740
              Less: Dividends designated to prior years                         (1,645)        (2,521)      (3,094)
              Plus: Dividends designated from following year                     1,128          1,645        2,521
                                                                               -------        -------      -------

              Dividends paid deduction (2)                                     $ 4,164        $ 3,776      $ 4,167
                                                                               =======        =======      =======


              (1) Amount reflects the 5% discount on the Company's common shares purchased through the dividend reinvestment plan.

              (2) Dividends paid deduction is higher than federal taxable income in 2001 and 2000 so as to account for adjustments made to federal taxable income as a result of the alternative minimum tax.



NOTE 11 - QUARTERLY FINANCIAL DATA (UNAUDITED):
                    (In Thousands, Except Per Share Data)



                                                                       Quarter Ended
                                                                                                   Total
                                            March 31    June 30    September 30    December 31    For Year
                                            --------    -------    ------------    -----------    --------
2001
----

Revenues                                    $3,784       $3,882         $3,798        $3,856       $15,320

Net income                                   1,186        1,163          1,303         1,214         4,866

Net income applicable to
  common stockholders                          927          904          1,044           954         3,829

Net income per common share:
      Basic                                    .31          .30            .35           .32          1.27(a)
     Diluted                                   .31          .30            .34           .31          1.26(a)


                                                                       Quarter Ended
                                                                                                     Total
                                           March 31      June 30     September 30    December 31   For Year
                                           --------      -------     ------------    -----------   --------
2000
----

Revenues                                    $2,559       $3,295         $3,356        $3,459       $12,669

Net income                                   1,140        1,156          1,081         4,555(b)(c)   7,932

Net income applicable to
  common stockholders                          878          894            820         4,296(b)(c)   6,888

Net income per common share:
   Basic                                       .29          .30            .27          1.43          2.30(a)
   Diluted                                     .29          .30            .27          1.29          2.25(a)


 (a)   Calculated on weighted average shares outstanding for the year.
 (b) Net income reflects a provision for valuation adjustment of real estate amounting to $125 for the quarter ending December 31, 2000.
 (c) Includes $3,603, (or $1.20 and $1.06 per common share, basic and diluted, respectively)from the sale of the Total Petroleum properties. See Note 3.




                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

      Schedule III - Consolidated Real Estate and Accumulated Depreciation

                                December 31, 2001

                             (Amounts in Thousands)

                                    Initial Cost    Gross Amount at Which Carried At
                                     to Company            December 31, 2001
                                     ----------            -----------------                                      Life on Which
                                                                                                                 Depreciation in
                                                                                                                 Latest Income
                                                                                          Date Of                 Statement Is
                                                                           Accumulated   Construc-     Date         Computed
                   Encumbrances  Land  Buildings  Land   Buildings  Total  Depreciation    tion      Acquired        (Years)
                   ------------  ----  ---------  ----   ---------  -----  ------------    ----      --------        --------

Free Standing
Retail Locations:


Columbus, OH         $ 4,161   $ 1,445  $ 5,781 $ 1,445   $ 5,781  $ 7,226    $  596       1996    November 19, 1997     40

Plano, TX              4,941     1,536    6,145   1,536     6,145    7,681       288       1998    February 10, 2000     40

El Paso, TX            9,874     2,821   11,373   2,821    11,373   14,194       509       1974    March 29, 2000        40

Miscellaneous         20,569     9,199   33,438   9,128    33,284   42,412     4,137       Various Various               40


Flex Buildings:

Hauppauge, NY          9,813     2,738   10,954   2,738    10,954    13,692      285        1981   December 28, 2000     40

Miscellaneous          3,673     1,042    4,306   1,042     4,306     5,348      109        1986   December 22, 2000     40


Office Building:

New York, NY           4,287     1,344    5,300   1,344     5,300     6,644      503        1973   March 31, 1998        40

Miscellaneous              -       181      724     181       724       905       58        1978   October 2, 1998       40


Apartment Building:

New York, NY           4,711     1,110    4,439   1,110     4,439     5,549    1,218        1910   June 14, 1994         27.5


Industrial:

Hanover, PA            8,779     2,354    9,414   2,354     9,414    11,768      402        1968   April 11, 2000        40

Miscellaneous            875       815    3,865     815     3,865     4,680      362       Various  Various              40


Health Clubs:

Miscellaneous          4,904     1,425    5,703    1,425    5,703     7,128      196       Various  August 23, 2000      40
                       -----     -----    -----    -----    -----     -----      ---

                     $76,587   $26,010 $101,442  $25,939 $101,288  $127,227   $8,663
                     =======   ======= ========  ======= ========  ========   ======



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                              Notes To Schedule III
              Consolidated Real Estate And Accumulated Depreciation

  (a) Reconciliation of "Real Estate and Accumulated Depreciation"
                              (Amounts In Thousands)

                                                                           Year Ended December 31,
                                                               2001                2000              1999
                                                               ----                ----              ----

  Investment in real estate:

  Balance, beginning of year                                 $127,864             $75,908           $63,550

  Addition: Land, buildings and
      improvements                                                152              61,008            12,564

  Deductions:
      Cost of properties sold                                    (789)             (8,927)             (206)
      Valuation allowance (c)                                       -                (125)                -
                                                             --------            --------           -------

  Balance, end of year                                       $127,227            $127,864           $75,908
                                                             ========            ========           =======


  Accumulated depreciation:

  Balance, beginning of year                                 $  6,244            $  5,138          $  3,719

  Addition:  depreciation                                       2,585               2,112             1,477

  Deduction: accumulated
    depreciation related to
    properties sold                                              (166)             (1,006)              (58)
                                                             --------            --------          --------

  Balance, end of year                                       $  8,663            $  6,244          $  5,138
                                                             ========            ========          ========


  (b) The aggregate cost of the properties is approximately $4,169 lower for federal income tax purposes.

  (c) During the year ended December 31, 2000, the Company recorded a provision for valuation adjustment of real estate totaling $125. See
         Note 4 to the consolidated financial statements for other information.
