Form 10-Q
period 2002-03-31
ONE LIBERTY PROPERTIES INC
filed 2002-05-07
CIK 712770

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

                                       OR

           [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         Commission File Number 0-11083

                          ONE LIBERTY PROPERTIES, INC.
                          ----------------------------
              (Exact name of Registrant as specified in its charter)

          MARYLAND                                            13-3147497
          --------------------------------------------------------------
          (State or other jurisdiction of                   (I.R.S. Employer
           incorporation or organization)             Identification Number)

          60 Cutter Mill Road, Great Neck, New York             11021
          ---------------------------------------------------------------
          (Address of principal executive office)             (Zip Code)

     Registrant's telephone number, including area code:     (516) 466-3100
                                                             ---------------

                  Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                  As of May 1, 2002, the Registrant had 3,084,561 shares of Common Stock and 648,058 shares of Redeemable Convertible Preferred Stock outstanding.

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
                                 CONSOLIDATED BALANCE SHEETS
                       (Amounts in Thousands, Except Per Share Data)



                                                                                     March 31,        December 31,
                                                                                       2002              2001
                                                                                    ----------        ------------
                                                                                    (Unaudited)
Assets
   Real estate investments, at cost
   Land                                                                             $  25,939          $  25,939
   Buildings                                                                          100,292            101,288
                                                                                    ---------          ---------
                                                                                      126,231            127,227
           Less accumulated depreciation                                                9,129              8,663
                                                                                    ---------          ---------
                                                                                      117,102            118,564

   Investment in unconsolidated joint ventures                                          7,361              6,345
   Cash and cash equivalents                                                            2,577              2,285
   Unbilled rent receivable                                                             2,622              2,442
   Rent, interest, deposits and other receivables                                         967              1,157
   Note receivable - officer                                                              167                167
   Investment in BRT Realty Trust-(related party)                                         406                361
   Deferred financing costs                                                             1,165              1,247
   Other (including available-for-sale securities of
         $264 and $249)                                                                   419                371
                                                                                     --------           --------

           Total assets                                                              $132,786           $132,939
                                                                                     ========           ========

Liabilities and Stockholders' Equity
   Liabilities:
        Mortgages payable                                                            $ 76,262          $  76,587
        Accrued expenses and other liabilities                                            612                827
        Dividends payable                                                               1,276              1,177
                                                                                     --------          ---------

           Total liabilities                                                           78,150             78,591
                                                                                     --------          ---------

Commitments and contingencies                                                               -                  -


Stockholders' equity:
        Redeemable convertible preferred stock,
         $1 par value; $1.60 cumulative annual
         dividend; 2,300 shares authorized;
         648 shares issued; liquidation and
         redemption values of $16.50                                                   10,693             10,693
        Common stock, $1 par value; 25,000
         shares authorized; 3,080 and 3,058
         shares issued  and outstanding                                                 3,080              3,058
        Paid-in capital                                                                32,471             32,192
        Accumulated other comprehensive income - net
         unrealized gain on available-for-sale securities                                 326                261
        Accumulated undistributed net income                                            8,066              8,144
                                                                                     --------           --------

           Total stockholders' equity                                                  54,636             54,348
                                                                                     --------           --------

           Total liabilities and stockholders' equity                                $132,786           $132,939
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


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                           Three Months Ended
                                                                                 March 31,
                                                                          ---------------------
                                                                          2002             2001
                                                                          ----             ----

Revenues:
   Rental income                                                         $ 3,652          $ 3,760
   Equity in earnings of unconsolidated joint ventures                       198                -
   Interest and other income                                                  19               24
                                                                         -------          -------

                                                                           3,869            3,784
                                                                         -------          -------

Expenses:
   Depreciation and amortization                                             724              719
   Interest - mortgages payable                                            1,502            1,273
   Interest - line of credit                                                   9              193
   Leasehold rent                                                             24               72
   General and administrative                                                381              299
   Real estate expenses                                                       33               37
                                                                         -------          -------
                                                                           2,673            2,593
                                                                         -------          -------

Income before gain (loss) on sale                                          1,196            1,191

Gain (loss) on sale of available-for-sale securities                           2               (5)
                                                                         -------          -------

Net income                                                              $  1,198          $ 1,186
                                                                        ========          =======

Calculation of net income applicable to common stockholders:
Net income                                                              $  1,198          $ 1,186
Less: dividends on preferred stock                                           259              259
                                                                        --------          -------

Net income applicable to
   common stockholders                                                  $    939         $    927
                                                                        ========         ========

Weighted average number of common shares outstanding:
     Basic                                                                 3,066            3,010
                                                                           =====            =====
     Diluted                                                               3,101            3,013
                                                                           =====            =====

Net income per common share:
     Basic                                                              $    .31         $    .31
                                                                        ========         ========
     Diluted                                                            $    .30         $    .31
                                                                        ========         ========

Cash distributions per share:
   Common Stock                                                        $     .33         $    .30
                                                                       =========         ========
   Preferred Stock                                                     $     .40         $    .40
                                                                       =========         ========





      See accompanying notes to consolidated financial statements.



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

           For the three month period ended March 31, 2002 (unaudited)
                      and the year ended December 31, 2001
                             (Amounts in Thousands)

                                                                                 Accumulated
                                                                                    Other         Accumulated
                                    Preferred      Common           Paid-in     Comprehensive    Undistributed
                                     Stock          Stock           Capital         Income         Net Income      Total
                                    -------         ------          -------         ------         ----------      -----

Balances, January 1, 2001           $10,693        $ 3,010          $31,650        $    76          $ 7,947       $53,376

Distributions -
   common stock                           -              -                -              -           (3,632)       (3,632)
Distributions -
   preferred stock                        -              -                -              -           (1,037)       (1,037)
Exercise of options                       -             33              368              -                -           401
Shares issued through
   dividend reinvestment plan             -             15              174              -                -           189
     Net income                           -              -                -              -            4,866         4,866
     Other comprehensive income-
      net unrealized gain on
      available-for-sale securities       -              -                -            185                -           185
                                                                                                                 --------
Comprehensive income                      -              -                -              -                -         5,051
                                    -------        -------         --------        -------          -------      --------

Balances, December 31, 2001          10,693          3,058           32,192            261           8,144         54,348

Distributions -
   common stock                           -              -                -              -          (1,017)        (1,017)
Distributions -
   preferred stock                        -              -                -              -            (259)          (259)
Exercise of options                       -             17              219              -               -            236
Shares issued through
   dividend reinvestment plan             -              5               60              -               -             65
     Net income                           -              -                -              -           1,198          1,198
     Other comprehensive income-
      net unrealized gain on
      available-for-sale securities       -              -                -             65               -             65
                                                                                                                ---------
Comprehensive income                      -              -                -              -               -          1,263
                                    -------         -------         -------        --------       --------      ---------

Balances, March 31, 2002            $10,693         $3,080          $32,471        $   326        $  8,066        $54,636
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


                    ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in Thousands)
                                  (Unaudited)


                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                                          ---------
                                                                                                 2002                  2001
                                                                                                 ----                  ----

Cash flows from operating activities:
   Net income                                                                                  $ 1,198               $ 1,186
   Adjustments to reconcile net income
     to net cash provided by operating activities:
   (Gain) loss on sale of available-for-sale securities                                             (2)                    5
   Increase in rental income from straight-lining of rent                                         (180)                 (208)
   Equity in earnings of unconsolidated joint ventures                                            (198)                    -
   Distributions from unconsolidated joint venture                                                 196                     -
   Payments to minority interest by subsidiary                                                      (4)                   (7)
   Depreciation and amortization                                                                   724                   719
   Changes in assets and liabilities:
   Decrease in rent, interest, deposits and other receivables                                      156                    29
   Decrease in accrued expenses and other liabilities                                             (212)                 (104)
                                                                                             ---------             ---------

           Net cash provided by operating activities                                             1,678                 1,620
                                                                                             ---------             ---------

Cash flows from investing activities:
   Additions to real estate                                                                          -                   (14)
   Investment in unconsolidated joint venture                                                     (194)                    -
   Net proceeds from sale of available-for-sale securities                                           8                   122
                                                                                             ---------              --------

           Net cash (used in) provided by investing activities                                    (186)                  108
                                                                                             ----------             --------

Cash flows from financing activities:
   Proceeds from mortgages payable                                                                   -                 3,700
   Repayment of mortgages payable                                                                 (325)                 (259)
   Payment of financing costs                                                                        -                  (140)
   Line of credit - paydowns                                                                         -                (4,300)
   Cash distributions - common stock                                                              (917)                    -
   Cash distributions - preferred stock                                                           (259)                    -
   Exercise of stock options                                                                       236                     -
   Issuance of shares through dividend reinvestment plan                                            65                     -
                                                                                             ---------             ---------


           Net cash (used in) financing activities                                              (1,200)                 (999)
                                                                                             ----------            ---------

           Net increase in cash and cash equivalents                                               292                   729

Cash and cash equivalents at beginning of period                                                 2,285                 2,069
                                                                                             ---------             ---------

Cash and cash equivalents at end of period                                                   $   2,577             $   2,798
                                                                                             =========             =========

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest expense                                          $   1,514             $   1,468

Supplemental schedule of non cash investing and financing activities:
   Transfer of property to unconsolidated joint venture                                      $     819             $       -




     See accompanying notes to consolidated financial statements.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation
         --------------------

The accompanying interim unaudited consolidated financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results for the full year.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of One Liberty Properties, Inc., its wholly-owned subsidiaries and a majority-owned limited liability company. Material intercompany balances and transactions have been eliminated. The Company's investments in less than majority owned joint ventures have been accounted for using the equity method. One Liberty Properties, Inc., its subsidiaries and the limited liability company are hereinafter referred to as the "Company".

Certain amounts reported in previous consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current year's presentation.

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2 - Earnings Per Common Share
         -------------------------

For the three months ended March 31, 2002 and 2001 basic earnings per share was determined by dividing net income applicable to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during each period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company. For the three month periods ended March 31, 2002 and 2001 diluted earnings per share was determined by dividing net income applicable to common stockholders for the period by the total of the weighted average number of shares of Common Stock outstanding plus the dilutive effect of the Company's outstanding options (35,278 for the three months ended March 31, 2002 and 2,352 for the three months ended March 31, 2001 respectively) using the treasury stock method. The Preferred Stock was not considered for the purpose of computing diluted earnings per share because their assumed conversion is antidilutive.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 3 - Preferred and Common Stock Dividend Distributions
         -------------------------------------------------

On March 11, 2002 the Board of Directors declared quarterly cash distributions of $.33 and $.40 per share on the Company's common and preferred stock, respectively, which was paid on April 4, 2002 to stockholders of record on March 22, 2002.

Note 4 - Comprehensive Income
         --------------------

Statement No. 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During the three months ended March 31, 2002, accumulated other comprehensive income, which is solely composed of the net unrealized gain on available-for-sale securities, increased $65,000 to $326,000. During the three months ended March 31, 2001 comprehensive income increased $61,000 to $137,000.

Note 5  - Accounting for Long-Lived Assets
          --------------------------------

The Financial Accounting Standards Board issued Statement No. 144 "Accounting for the Impairment of Long-Lived Assets" which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of"; however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used". In addition, Statement No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or asset group to be disposed of other than by sale (e.g. abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset or asset group as "held for sale". The Company adopted SFAS 144 on January 1, 2002 and there was no material effect on the earnings or the financial position of the Company.

Item 2.  Management's Discussion And Analysis Of Financial Condition And
         ---------------------------------------------------------------
         Results Of Operations
         ---------------------

General
-------

We are a self-administered REIT and we primarily own real estate that we net lease to tenants. We own 33 properties and we are a member of two joint ventures that own a total of three properties. Our 36 properties are located in 13 states.

We have elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of ordinary taxable income to our stockholders. We intend to adhere to these requirements and to maintain our REIT status.

Our principal business strategy is to acquire improved, free standing, commercial properties subject to long-term net leases. We acquire properties for their value as long-term investments and for their ability to generate income over an extended period of time. We borrow funds on a secured and unsecured basis to finance the purchase of real estate and we intend to continue to do so in the future.

Our rental properties are generally leased to corporate tenants under operating leases substantially all of which are noncancellable. Substantially all of our lease agreements are net lease arrangements that require the tenant to pay not only rent but also substantially all the operating expenses of the leased property including maintenance, taxes, utilities and insurance. A majority of our lease agreements provide for periodic rental increases; certain of our other leases provide for increases based on the consumer price index.

In 2000, we purchased eight properties in four states for a total consideration of approximately $61 million. First mortgages totaling approximately $29 million were placed on five of these properties.

In 2000, we sold 15 properties, 13 of which were sold in a single transaction for a total sales price of $12 million, which resulted in a net gain of approximately $3.8 million for financial statement purposes.

In 2001, we sold two properties for a total sales price of $800,000 and recognized a net gain of $126,000.

In November 2001, we entered into a joint venture with an affiliate of Deutsche Bank AG, which acquired a megaplex stadium-style movie theater. We invested approximately $6.3 million for our 50% participation in the joint venture. In April 2002, we sold one-half of our 50% interest in this joint venture to MTC Investors LLC. This joint venture acquired a second megaplex stadium-style movie theater in April, 2002. Venturers holding at least 75% of the aggregate membership interest in this joint venture must approve all material decisions, except for property acquisitions which require unanimous approval. Under the joint venture operating agreement, we will receive an acquisition fee from the joint venture equal to 0.5% of the purchase price of each property acquired by the joint venture, other than the one property already acquired in 2001. In addition, Majestic Property Management Corp., a company owned and controlled by our chairman of the board and certain of our officers, but in which we have no ownership interest, will receive a management fee equal to 1% of all rents received by the joint venture from single-tenant properties and a management fee equal to 3% of all rents received by the joint venture from multi-tenant properties. Majestic will receive leasing and mortgage brokerage fees at any property acquired by the joint venture at a rate equal to 80% of the then market cost. Majestic will also receive a construction supervision fee equal to 8% of the cost of any capital improvements or repairs to the property and a sales commission equal to 1% of the sales price of any properties that are sold.

In February 2002, we contributed our leasehold interest in an industrial property in Miami, Florida to a joint venture with the owners of the fee estate in that property in exchange for approximately 36% interest in the joint venture.

At March 31, 2002, we had 23 outstanding mortgages payable, aggregating $76.3 million in principal amount, all of which are secured by first liens on individual real estate investments with an aggregate carrying value of approximately $116 million before accumulated depreciation. The mortgages bear interest at fixed rates ranging from 6.9% to 9.1%, and mature between 2002 and 2017.

Results of Operations
---------------------

Comparison of Three Months Ended March 31, 2002 and March 31, 2001
------------------------------------------------------------------

Revenues

Revenues consist primarily of rental income from tenants in our rental properties. Rental income decreased by $108,000, or 2.9% to $3.7 million for the three months ended March 31, 2002 from $3.8 million for the three months ended March 31, 2001. Rental income declined primarily because rental income from an industrial property in Miami, Florida, the leasehold interest in which was transferred by us to a joint venture in February, 2002, was not included in rental income for the entire three month period ended March 31, 2002. Our share of net earnings from this property, now owned by a joint venture in which we own an approximately 36% interest, is reflected in the category "Equity in earnings of unconsolidated joint ventures" from February 2002. Rental income also decreased in the three months ended March 31, 2002 as a result of the sale of two small retail properties and the vacancy of two retail properties during 2001. This decline in rental income was partially offset by rent increases at three of our properties. Revenues for the three months ended March 31, 2002, which increased by $85,000 to $3.9 million from $3.8 million for the three months ended March 31, 2001, include $171,000 that represents our equity share of the earnings of our movie theater joint venture and $27,000 that represents our equity share of the earnings of the joint venture that now owns the Miami, Florida industrial property.

Interest and other income decreased by $5,000, or 20.8%, to $19,000 for the three months ended March 31, 2002 from $24,000 for the three months ended March 31, 2001. This decrease was due to a reduction in interest earned on cash and cash equivalents available for investment because cash and cash equivalents were used to invest in the unconsolidated megaplex movie theater joint venture in November 2001.

Expenses

Depreciation and amortization expense increased by $5,000 to $724,000 for the three months ended March 31, 2002 from $719,000 for the three months ended March 31, 2001. The change was relatively insignificant because our mix of properties was substantially the same during the two periods.

Interest-mortgages payable increased by $229,000, or 18%, to $1.5 million for the three months ended March 31, 2002 from $1.3 million for the three months ended March 31, 2001. This increase resulted from mortgages placed on two properties during March and April 2001.

Interest-line of credit decreased by $184,000, or 95.3%, to $9,000 for the three months ended March 31, 2002 from $193,000 for the three months ended March 31, 2001. This decrease resulted from our repayment of all of the indebtedness under our line of credit during 2001. This indebtedness was incurred to facilitate the purchase of several properties during 2000, and was repaid using the proceeds from mortgage financings on two properties during March and April 2001.

Leasehold rent expense decreased by $48,000, or 66.7%, to $24,000 for the three months ended March 31, 2002 from $72,000 for the three months ended March 31, 2001. This rent expense was payable on the leasehold interest position that we contributed during February 2002 to a joint venture in which we hold an approximately 36% interest. Therefore, effective February 2002, we no longer paid the leasehold rent.

General and administrative expenses increased $82,000, or 27.4%, to $381,000 for the three months ended March 31, 2002 from $299,000 for the three months ended March 31, 2001. This increase was primarily due to increases in payroll, accounting and legal fees resulting from an increase in our level of business activity and to additional allocated expenses resulting from additional time expended by various executive and administrative personnel in connection with the preparation and filing in April, 2002 of a Registration Statement on Form S-2 in which we seek to raise approximately $41.3 million in a public offering. Additionally, the following compensation fees and expenses have been approved by our board of directors and recorded during the quarter ending March 31, 2002 (and will continue to be recorded during future quarters): an increase of $50,000 ($12,500 per quarter) in the base salary and a bonus of $50,000 ($12,500 per quarter) to our president and chief executive officer and a fee of $50,000 per annum ($12,500 per quarter) to the chairman of our board of directors.

Real estate expenses decreased by $4,000, or 10.8%, to $33,000 for the three months ended March 31, 2002 from $37,000 for the three months ended March 31, 2001. This decrease was caused by an over-accrual of certain real estate expenses during the three months ended March 31, 2001.

Liquidity and Capital Resources
-------------------------------

We had cash and cash equivalents of $2.6 million at March 31, 2002. Our primary sources of liquidity are cash and cash equivalents, our revolving credit facility and cash generated from operating activities. On March 24, 2000, we entered into an agreement with European American Bank (now Citibank N.A.) for a $15.0 million revolving credit facility. The facility is available to us to pay down existing mortgages or to fund the acquisition of additional properties. The facility matures on March 24, 2003. Borrowings under the facility bear interest at the bank's prime rate, currently 4.75%, and there is an unused facility fee of one-quarter of 1% per annum. Net proceeds received from the sale or refinancing of properties are required to be used to repay amounts outstanding under the facility if proceeds from the facility were used to purchase or refinance the property. The facility is guaranteed by all of our subsidiaries that own unencumbered properties and is secured by the outstanding stock of all of our subsidiaries. At March 31, 2002 we had no indebtedness outstanding under the facility. We are currently negotiating with other institutions with respect to an increase in the amount available under the credit facility.

In April 2002, we filed a registration statement on Form S-2 with the Securities and Exchange Commission in which we seek to raise in a public offering gross proceeds of approximately $41.3 million (without giving effect to the exercise of an over-allotment option by the underwriters and underwriting commissions and expenses of the offering). We can give no assurances that this public offering will be completed or if completed, of the amount which will be raised. If the offering is completed then the proceeds will be used for the acquisition of additional properties and general corporate purposes.

We, on our own behalf and on behalf of our megaplex theater joint venture, are involved in various stages of negotiation with respect to the acquisition of additional net leased properties. The joint venture will only acquire movie theater properties. The joint venture has agreed to acquire two additional theaters: a 20 screen theater located in Beavercreek, Ohio, a suburb of Dayton, for total consideration of $9.7 million, with an equity investment by us of approximately $2.4 million; and a 24 screen theater located in Morrow, Georgia, a suburb of Atlanta, for total consideration of $14.1 million, with an equity investment by us of approximately $3.5 million. We will use the proceeds of the offering, cash provided from operations and our credit facility to fund these and other acquisitions. The completion of these additional acquisitions is subject to the satisfaction or waiver of certain conditions and it is possible that any or all of these properties may not be acquired. In addition, we may identify additional acquisition opportunities in the future. The joint venture is seeking mortgage financing secured by properties owned and to be acquired by it.

The following sets forth our contractual cash obligations as of March 31, 2002, all of which relate to interest and principal amortization payments and balances due at maturity under outstanding mortgages secured by our properties, for the periods indicated:

             Due within 1 year             $ 12,284,000
             Due 1 to 3 years                19,950,000
             Due 4 to 5 years                25,640,000
             Due after 5 years               54,800,000

As of March 31, 2002, we had outstanding approximately $76.3 million in long-term mortgage indebtedness, all of which is non-recourse (subject to standard carve-outs). We expect that debt service payments of approximately $19.2 million due in the next three years will be paid primarily from cash generated from our operations. We anticipate that loan maturities of approximately $11.7 million due in the next three years (excluding approximately $1.3 million to be paid from the proceeds from the offering) will be paid primarily from mortgage financings or refinancings. If we are not successful in refinancing our existing indebtedness or financing our unencumbered properties, our cash flow will not be sufficient to repay all maturing debt when payments become due, and we may be forced to sell additional equity or dispose of properties on disadvantageous terms.

We  had  no   outstanding   contingent   commitments,   such  as  guarantees  of
indebtedness, or any other contractual cash obligations at March 31, 2002.

We intend to expand our investment activities independently and through our joint ventures in the near future. In the ordinary course of our business, we are involved in varying levels of discussions with respect to the acquisition of additional properties; however, the two megaplex theater properties identified above that our joint venture has contracted to purchase are the only properties that we currently have under contract to purchase. We expect that in order to execute our expansion program, we will have to identify sources for and obtain a significant amount of additional capital, either through increased debt or additional equity or through increased reliance on joint ventures with third parties.


Cash Distribution Policy

We have elected to be taxed as a REIT under the Internal Revenue Code since our taxable year ended December 31, 1983. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute currently at least 90% of our ordinary taxable income to our stockholders. It is our current intention to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate federal, state or local income taxes on taxable income we distribute currently (in accordance with the Internal Revenue Code and applicable regulations) to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years. Even if we qualify for federal taxation as a REIT, we may be subject to certain state and local taxes on our income and to federal income and excise taxes on our undistributed taxable income, i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Internal Revenue Code and applicable regulations thereunder.

It is our intention to pay to our stockholders within the time periods prescribed by the Internal Revenue Code no less that 90%, and, if possible, 100% of our annual taxable income, including gains from the sale of real estate and recognized gains on sale of securities. It will continue to be our policy to make sufficient cash distributions to stockholders in order for us to maintain our REIT status under the Internal Revenue Code.

Item 3. - Quantitative and Qualitative Disclosures About Market Risks
          -----------------------------------------------------------

All of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents scheduled principal repayments based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.

                         Scheduled
                         Principal
   Year Ending           Repayments              Average
    March 31,          (In Thousands)         Interest Rate
   ---------           --------------         -------------

     2003                $  6,696                 7.86%
     2004                   8,666                 7.91
     2005                   1,221                 7.94
     2006                  11,593                 7.98
     2007                   6,458                 7.94
     Thereafter            41,628                 7.95
                         --------
     Total               $ 76,262                 7.94
                         ========

     Fair Value          $ 76,970                 7.75%
                         ========





                           Part II - Other Information

Item 6. - Exhibits and Reports on Form 8-K
          --------------------------------

No Form 8-K's were filed during the quarter ended March 31, 2002.

A Form 8-K was filed on April 17, 2002 to report that OLP Theatres LLC, a wholly owned subsidiary of the Company, sold a 25% membership interest in OLP Holdings LLC ("Holdings") to MTC Investors LLC ("MTC") for $3,275,000.

                           ONE LIBERTY PROPERTIES, INC.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          One Liberty Properties, Inc.
                          ----------------------------
                                (Registrant)






May 6, 2002                         /s/ Jeffrey Fishman
-----------                         -------------------
Date                                Jeffrey Fishman
                                    President and
                                    Chief Executive Officer





May 6, 2002                         /s/ David W. Kalish
-----------                         -------------------
Date                                David W. Kalish
                                    Senior Vice President
                                    and Chief Financial Officer