Form 10-Q
period 2002-06-30
ONE LIBERTY PROPERTIES INC
filed 2002-08-14
CIK 712770

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the quarterly period ended June 30, 2002

                                       OR

           [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         Commission File Number 0-11083

                          ONE LIBERTY PROPERTIES, INC.
                          ----------------------------
           (Exact name of Registrant as specified in its charter)

       MARYLAND                                                  13-3147497
       --------------------------------------------------------------------
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                Identification Number)

       60 Cutter Mill Road, Great Neck, New York                     11021
       -------------------------------------------------------------------
       (Address of principal executive office)                  (Zip Code)

     Registrant's telephone number, including area code:     (516)  466-3100
                                                             ---------------

            Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

            As of August 7, 2002, the Registrant had 5,597,631 shares of Common Stock and 648,058 shares of Redeemable Convertible Preferred Stock outstanding.

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
                                CONSOLIDATED BALANCE SHEETS
                      (Amounts in Thousands, Except Per Share Data)



                                                                                      June 30,         December 31,
                                                                                       2002               2001
                                                                                       ----               ----
                                                                                   (Unaudited)

Assets
   Real estate investments, at cost
   Land                                                                             $  25,939          $  25,939
   Buildings                                                                          100,292            101,288
                                                                                    ---------          ---------
                                                                                      126,231            127,227
           Less accumulated depreciation                                                9,768              8,663
                                                                                    ---------          ---------
                                                                                      116,463            118,564

   Investment in unconsolidated joint ventures                                         13,436              6,345
   Cash and cash equivalents                                                           29,891              2,285
   Unbilled rent receivable                                                             2,787              2,442
   Rent, interest, deposits and other receivables                                       1,195              1,157
   Note receivable - officer                                                              166                167
   Investment in BRT Realty Trust-(related party)                                         413                361
   Deferred financing costs                                                             1,105              1,247
   Other   (including available-for-sale securities of
         $1,098 and $249)                                                               1,313                371
                                                                                     --------           --------

           Total assets                                                              $166,769           $132,939
                                                                                     ========           ========

Liabilities and Stockholders' Equity
   Liabilities:
        Mortgages payable                                                            $ 74,651          $  76,587
        Accrued expenses and other liabilities                                            831                827
        Dividends payable                                                               2,105              1,177
                                                                                     --------          ---------

           Total liabilities                                                           77,587             78,591
                                                                                     --------          ---------

Commitments and contingencies                                                               -                  -


Stockholders' equity:
        Redeemable convertible preferred stock, $1 par value; $1.60 cumulative annual dividend; 2,300 shares authorized; 648 shares issued;
         liquidation and
         redemption values of $16.50                                                   10,693             10,693
        Common stock, $1 par value; 25,000
         shares authorized; 5,593 and 3,058
         shares issued  and outstanding                                                 5,593              3,058
        Paid-in capital                                                                65,268             32,192
        Accumulated other comprehensive income - net
          unrealized gain on available-for-sale securities                                340                261
        Accumulated undistributed net income                                            7,288              8,144
                                                                                    ---------           --------

           Total stockholders' equity                                                  89,182             54,348
                                                                                    ---------           --------

           Total liabilities and stockholders' equity                                $166,769           $132,939
                                                                                     ========           ========




          See accompanying notes to consolidated financial statements.



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                       Three Months Ended            Six Months Ended
                                                                             June 30,                     June 30,
                                                                   ---------------------------    -----------------------
                                                                      2002             2001          2002         2001
                                                                      ----             ----          ----         ----

Revenues:
   Rental income                                                    $ 3,631          $ 3,830       $ 7,283       $ 7,590
   Equity in earnings of unconsolidated joint ventures                  275                -           473             -
   Interest and other income                                            183               52           201            76
                                                                   --------         --------     ---------      --------
                                                                      4,089            3,882         7,957         7,666
                                                                   --------         --------      --------      --------
Expenses:
   Depreciation and amortization                                        699              727         1,423         1,446
   Interest - mortgages payable                                       1,501            1,477         3,003         2,750
   Interest - line of credit                                             19               38            28           231
   Leasehold rent                                                         -               72            24           144
   General and administrative                                           413              298           774           597
   Public offering expenses                                             105                -           125             -
   Real estate expenses                                                  31               52            64            89
                                                                   --------         --------      --------     ---------
                                                                      2,768            2,664         5,441         5,257
                                                                   --------         --------      --------      --------

Income before gain (loss) on sale                                     1,321            1,218         2,516         2,409
                                                                   --------         --------      --------      --------

(Loss) on sale of real estate                                             -              (46)            -           (46)
Gain (loss) on sale of available-for-sale securities                      6               (9)            8           (14)
                                                                  ---------         ---------     --------      ---------
                                                                          6              (55)            8           (60)
                                                                  ---------         ---------     --------      ---------

Net income                                                          $ 1,327          $ 1,163       $ 2,524       $ 2,349
                                                                   ========         ========      ========      ========

Calculation of net income applicable to common stockholders:
Net income                                                          $ 1,327          $ 1,163       $ 2,524       $ 2,349
Less: dividends on preferred stock                                      259              259           518           518
                                                                  ---------         --------      --------      --------

Net income applicable to
   common stockholders                                              $ 1,068         $    904       $ 2,006       $ 1,831
                                                                    =======         ========       =======       =======

Weighted average number of common shares outstanding:
     Basic                                                            4,129            3,016         3,600         3,013
                                                                      =====            =====         =====         =====
     Diluted                                                          4,168            3,026         3,637         3,020
                                                                      =====            =====         =====         =====

Net income per common share:
     Basic                                                        $     .26        $     .30     $     .56     $     .61
                                                                  =========        =========     =========     =========
     Diluted                                                      $     .26        $     .30     $     .55     $     .61
                                                                  =========        =========     =========     =========

Cash distributions per share:
   Common Stock                                                   $     .33        $     .30     $     .66     $     .60
                                                                  =========        =========     =========     =========
   Preferred Stock                                                $     .40        $     .40     $     .80     $     .80
                                                                  =========        =========     =========     =========


      See accompanying notes to consolidated financial statements.



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             For the six month period ended June 30, 2002 (unaudited)
                       and the year ended December 31, 2001
                             (Amounts in Thousands)

                                                                                Accumulated
                                                                                  Other          Accumulated
                                      Preferred    Common        Paid-in      Comprehensive     Undistributed
                                        Stock       Stock        Capital          Income         Net Income       Total
                                       -------     -------       -------          -------        ----------      ------

Balances, January 1, 2001              $10,693     $ 3,010       $31,650          $    76         $ 7,947         $53,376

Distributions -
   common stock                              -           -             -                -          (3,632)         (3,632)
Distributions -
   preferred stock                           -           -             -                -          (1,037)         (1,037)
Exercise of options                          -          33           368                -               -             401
Shares issued through
   dividend reinvestment plan                -          15           174                -               -             189
     Net income                              -           -             -                -           4,866           4,866
     Other comprehensive income-
      net unrealized gain on
      available-for-sale securities          -           -             -              185               -             185
                                                                                                                  -------
Comprehensive income                         -           -             -                -               -           5,051
                                    ----------   ---------     ---------        ---------       ---------        --------

Balances, December 31, 2001             10,693       3,058        32,192              261           8,144          54,348

Distributions -
   common stock                              -           -             -                -          (2,862)         (2,862)
Distributions -
   preferred stock                           -           -             -                -            (518)           (518)
Exercise of options                          -          25           303                -               -             328
Shares issued through public offering        -       2,500        32,644                -               -          35,144
Shares issued through
   dividend reinvestment plan                -          10           129                -               -             139
     Net income                              -           -             -                -           2,524           2,524
     Other comprehensive income-
      net unrealized gain on
      available-for-sale securities          -           -             -               79               -              79
                                                                                                                 --------
Comprehensive income                         -           -             -                -               -           2,603
                                        --------   -------     ---------          -------       ---------      ----------

Balances, June 30, 2002                $10,693     $ 5,593       $65,268          $   340         $ 7,288         $89,182
                                       =======     =======       =======        =========         =======         =======



        See accompanying notes to consolidated financial statements.


                   ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in Thousands)
                                 (Unaudited)


                                                                                                     Six Months Ended
                                                                                                          June 30,
                                                                                                 2002                 2001
                                                                                                 ----                 ----

Cash flows from operating activities:
   Net income                                                                                  $ 2,524               $ 2,349
   Adjustments to reconcile net income
     to net cash provided by operating activities:
   Loss on sale of real estate                                                                       -                    46
   (Gain) loss on sale of available-for-sale securities                                             (8)                   14
   Increase in rental income from straight-lining of rent                                         (345)                 (416)
   Equity in earnings of unconsolidated joint ventures                                            (473)                    -
   Distributions from unconsolidated joint ventures                                                464                     -
   Payments to minority interest by subsidiary                                                      (9)                  (11)
   Depreciation and amortization                                                                 1,423                 1,446
   Changes in assets and liabilities:
   (Increase) decrease in rent, interest, deposits and other receivables                          (129)                  124
   Increase (decrease) in accrued expenses and other liabilities                                    12                   (23)
                                                                                            ----------             ----------
           Net cash provided by operating activities                                             3,459                 3,529
                                                                                            ----------             ---------

Cash flows from investing activities:
   Additions to real estate                                                                          -                   (14)
   Investment in unconsolidated joint ventures                                                  (9,412)                    -
   Sale of portion of interest in unconsolidated joint venture                                   3,150                     -
   Net proceeds from sale of real estate                                                             -                   240
   Net proceeds from sale of available-for-sale securities                                         178                   184
   Purchase of available-for-sale securities                                                         -                  (132)
   Purchase of treasury bill                                                                      (992)                    -
                                                                                             ----------           ----------
           Net cash (used in) provided by investing activities                                  (7,076)                  278
                                                                                             ----------           ----------

Cash flows from financing activities:
   Proceeds from mortgages payable                                                                   -                13,600
   Repayment of mortgages payable                                                               (1,936)                 (538)
   Payment of financing costs                                                                        -                  (408)
   (Increase) decrease in line of credit borrowings, net                                             -               (10,000)
   Net proceeds from issuance of shares through public offering                                 35,144                     -
   Cash distributions - common stock                                                            (1,934)                 (903)
   Cash distributions - preferred stock                                                           (518)                 (259)
   Exercise of stock options                                                                       328                     -
   Issuance of shares through dividend reinvestment plan                                           139                    62
                                                                                             ---------             ---------
           Net cash provided by financing activities                                            31,223                 1,554
                                                                                              --------             ---------

           Net increase in cash and cash equivalents                                            27,606                 5,361

Cash and cash equivalents at beginning of period                                                 2,285                 2,069
                                                                                             ---------             ---------

Cash and cash equivalents at end of period                                                    $ 29,891               $ 7,430
                                                                                              ========               =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest expense                                           $ 3,035                $ 3,008

Supplemental schedule of non-cash investing activities:
   Contribution of real property to unconsolidated joint venture                              $   819                $     -


  See accompanying notes to consolidated financial statements.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 2002 and for the six and three months ended June 30, 2002 and 2001 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the six and three months ended June 30, 2002 are not necessarily indicative of the results for the full year.

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

Note 2 - Earnings Per Common Share

For the six and three months ended June 30, 2002 and 2001 basic earnings per share was determined by dividing net income applicable to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during each period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company. For the six and three month periods ended June 30, 2002 and 2001 diluted earnings per share was determined by dividing net income applicable to common stockholders for the period by the total of the weighted average number of shares of Common Stock outstanding plus the dilutive effect of the Company's outstanding options (36,738 and 38,197 for the six and three months ended June 30, 2002 and 6,613 and 10,873 for the six and three months ended June 30, 2001 respectively) using the treasury stock method. The Preferred Stock was not considered for the purpose of computing diluted earnings per share because their assumed conversion is antidilutive.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 3 - Preferred and Common Stock Dividend Distributions

On June 10, 2002 the Board of Directors declared quarterly cash distributions of $.33 and $.40 per share on the Company's common and preferred stock, respectively, which was paid on July 3, 2002 to stockholders of record on June 22, 2002.


Note 4 - Public Offering

On May 30, 2002, the Company sold 2,500,000 shares of common stock at $15.25 per share in a follow-on public offering. The net proceeds of approximately $35 million were used to repay the $6 million outstanding under the Company's line of credit (that was borrowed to pay substantially all of the Company's share of the purchase price of two megaplex stadium style movie theaters purchased by a joint venture in which the Company is a 25% participant), and to repay $1.3 million of outstanding indebtedness on two mortgage loans that were maturing during the year. The remainder of the net proceeds, a substantial portion of which have been invested in cash equivalents and Treasury bills, will be used for working capital, general corporate purposes and other property acquisitions.


Note 5 - Investment in Unconsolidated Joint Ventures - Movie Theater
         Joint Venture

In November 2001, the Company entered into a joint venture with Greenwood Properties, Corp., an affiliate of the real estate equity group of Deutsche Bank AG, for the general purpose of acquiring, owning and financing megaplex movie theater properties. The Company invested approximately $6.3 million for a 50% participation in the joint venture, which acquired a megaplex stadium-style movie theater. In April 2002, the Company sold one-half of its 50% interest in this joint venture to MTC Investors LLC, an unrelated entity, at a price which approximated our basis. In April and May of 2002, the joint venture acquired three additional megaplex movie theaters for a total consideration of approximately $36 million, of which the Company's share was 25% or approximately $9 million. Venturers holding at least 75% of the aggregate membership interests in this joint venture must approve all material decisions, except property acquisitions which require unanimous approval.

The Company's investment in the movie theater joint venture, which is accounted for on the equity method, was approximately $12,347,000 and $6,345,000 at June 30, 2002 and December 31, 2001, respectively.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 5 - Movie Theater  Unconsolidated Joint Venture (Continued)
         -------------------------------------------------------


The following table presents unaudited condensed balance sheets and operating data for the joint venture:


Condensed Balance Sheet Data                                    June 30, 2002             December 31, 2001
----------------------------                                    -------------             -----------------

Cash and cash equivalents                                       $    496,240                 $    172,408
Real estate investments, net                                      48,204,159                   12,494,935
Other assets (A)                                                     656,169                        7,676
Total assets                                                      49,356,568                   12,675,019
Other liabilities                                                     53,862                       39,195
Total equity                                                      49,302,706                   12,635,824


                                                              Three Months Ended           Six Months Ended
Condensed Operating Data                                       June 30, 2002(B)            June 30, 2002 (B)
------------------------                                       ----------------            -----------------


Rental income                                                      $1,009,437                   $1,419,789
                                                                   ----------                   ----------

Total revenue                                                       1,009,537                    1,419,889
                                                                  -----------                  -----------

Depreciation expense                                                  172,356                      234,987
Fees and other                                                          7,850                       13,891
                                                                  -----------                -------------

Total expenses                                                        180,206                      248,878
                                                                  -----------                 ------------

Net income attributable to members                                $   829,331                   $1,171,011
                                                                  ===========                   ==========

Company's share of net income                                     $   242,000                  $   413,000
                                                                  ===========                  ===========


(A) Other assets include unbilled rent receivable of $69,502 and $7,676 at June 30, 2002 and December 31, 2001, respectively.

(B) The joint venture was formed in November 2001, therefore there is no comparative data from June 30, 2001.


                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 6 - Comprehensive Income

Statement No. 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During the six and three months ended June 30, 2002, accumulated other comprehensive income, which is solely composed of the net unrealized gain on available-for-sale securities, increased $79,000 and $14,000 to $340,000. During the six and three months ended June 30, 2001 comprehensive income increased $144,000 and $183,000 to $220,000.


Note 7  - Accounting for Long-Lived Assets

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


Note 8  - New Accounting Pronouncement

The Financial Accounting Standard Board issued Statement No. 145, which rescinded Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt." The Company adopted SFAS 145 on May 15, 2002 and there was no material effect on the earnings or the financial position of the Company.

Item 2.  Management's Discussion And Analysis Of Financial Condition And
         ---------------------------------------------------------------
         Results Of Operations
         ---------------------

Forward-Looking Statements

With the exception of historical information, this report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions or variations thereof. Forward-looking statements should not be relied on since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Investors are cautioned not to place undue reliance on any forward-looking statements.

General

We are a self-administered REIT and we primarily own real estate that we net lease to tenants. We own 33 properties and we are a member of two joint ventures that own a total of five properties. Our 38 properties are located in 13 states.

We have elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of ordinary taxable income to our stockholders. We intend to comply with these requirements and to maintain our REIT status.

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

Our rental properties are generally leased to corporate tenants under operating leases substantially all of which are noncancellable. Substantially all of our lease agreements are net lease arrangements that require the tenant to pay not only rent but also substantially all the operating expenses of the leased property, including maintenance, taxes, utilities and insurance. A majority of our lease agreements provide for periodic rental increases; certain of our other leases provide for increases based on the consumer price index.

In November 2001, we entered into a joint venture with an affiliate of Deutsche Bank AG, which acquired a megaplex stadium-style movie theater. We invested approximately $6.3 million for our 50% participation in the joint venture. In April 2002, we sold one-half of our 50% interest in this joint venture to MTC Investors LLC. This joint venture acquired three additional megaplex stadium-style movie theaters during April and May 2002 for a total consideration of approximately $36 million. During July 2002, mortgage financing of $28.9 million was completed on the four theaters owned by the joint venture. Venturers holding at least 75% of the aggregate membership interest in this joint venture must approve all material decisions, except for property acquisitions which require unanimous approval. Under the joint venture operating agreement, we will receive an acquisition fee from the joint venture equal to 0.5% of the purchase price of each property acquired by the joint venture, other than the property acquired in November 2001. In addition, Majestic Property Management Corp., a company owned and controlled by our chairman of the board and certain of our officers, but in which we have no ownership interest, will receive a management fee equal to 1% of all rents received by the joint venture from single-tenant properties and a management fee equal to 3% of all rents received by the joint venture from multi-tenant properties. Majestic will receive leasing and mortgage brokerage fees at any property acquired by the joint venture at a rate equal to 80% of the then market cost. Majestic will also receive a construction supervision fee equal to 8% of the cost of any capital improvements or repairs to the property and a sales commission equal to 1% of the sales price of any properties that are sold.

In February 2002, we contributed our leasehold interest in an industrial property in Miami, Florida to a joint venture with the owners of the fee estate in that property in exchange for an approximately 36% interest in the joint venture.

At June 30, 2002, we had 21 outstanding mortgages payable, aggregating $74.7 million in principal amount, all of which are secured by first liens on individual real estate investments with an aggregate carrying value of approximately $114 million before accumulated depreciation. The mortgages bear interest at fixed rates ranging from 6.9% to 8.8%, and mature between 2003 and 2017.

Results of Operations

Comparison of Six and Three Months Ended June 30, 2002 and  2001

Revenues

Our revenues consist primarily of rental income from tenants in our rental properties. In the latter part of 2001 we made a decision to expand our business activities by acquiring and owning megaplex stadium-style movie theaters net leased to the operator, in a joint venture (as described above). Approximately 91.5% and 88.8%, respectively, of our revenues for the six and three months ended June 30, 2002 consists of rental income from tenants in our rental properties and 5.9% and 6.7%, respectively, of our revenues represents equity in the earnings of joint ventures, principally the movie theater joint venture. There was no joint venture related revenues in the six and three months ended June 30, 2001.

Total revenues for the six and three months ended June 30, 2002 increased by $291,000, or 3.8%, from $7.7 million to $8 million, and by $207,000, or 5.3%, to
$4.1 million from $3.9 million for the six and three months ended June 30, 2001, respectively. Total revenues for the six and three months ended June 30, 2002 include $413,000 and $242,000, respectively, representing our equity share of the earnings of our movie theatre venture and $60,000 and $33,000, respectively, representing our equity share of the earnings of a joint venture that owns an industrial building in Miami, Florida.

The increase in our revenues, resulting primarily from our participation in the movie theater joint venture, was offset in part by a decrease in rental income from our rental properties. Rental income decreased by $307,000, or 4%, to $7.3 million for the six months ended June 30, 2002 from $7.6 million for the six months ended June 30, 2001. For the three months ended June 30, 2002, rental income decreased $199,000, or 5.2%, to $3.6 million from $3.8 million for the three months ended June 30, 2001. The rental income decline includes $177,000 and $106,000 for the six and three months ended June 30, 2002, primarily because rental income from an industrial property in Miami, Florida, the leasehold interest of which was transferred by us to a joint venture in February, 2002, was not included in rental income for the entire six and three month periods ended June 30, 2002. Our share of net earnings from this property, now owned by a joint venture in which we own an approximately 36% interest, is reflected in "Equity in earnings of unconsolidated joint ventures" from February 2002. Rental income also decreased by $144,000 and $94,000 in the six and three months ended June 30, 2002 as a result of the sale of two small retail properties and the vacancy of two retail properties during such periods. This decline in rental income was partially offset by rent increases at three of our properties and an increase in percentage rent collected.

Interest and other income increased by $125,000 and $131,000 to $201,000 and $183,000 for the six and three months ended June 30, 2002 from $76,000 and $52,000 for the six and three months ended June 30, 2001. This increase was substantially due to net acquisition fees totaling $134,000 received from our movie theater joint venture partners equal to 0.5% of the purchase price of the three properties acquired by the joint venture during April and May 2002. This net amount reflects a reduction based on our proportionate share of ownership in the joint venture. To a lesser extent, this increase is also due to the investment in cash equivalents and Treasury bills of the balance (approximately $28 million) of the net proceeds received from the public offering which was funded to the Company on May 30, 2002.

Expenses

Depreciation and amortization expense decreased by $23,000 and $28,000 to $1,423,000 and $699,000 for the six and three months ended June 30, 2002 from $1,446,000 and $727,000 for the six and three months ended June 30, 2001. The change was relatively insignificant because our mix of properties was substantially the same during the two comparative periods.

Interest-mortgages payable increased by $253,000 and $24,000, or 9.2% and 1.6%, to $3 million and $1.5 million for the six and three months ended June 30, 2002 from $2.8 million and $1.5 million for the six and three months ended June 30, 2001. This increase resulted from mortgages placed on two properties during March and April 2001.

Interest-line of credit decreased by $203,000 and $19,000, or 88% and 50%, to $28,000 and $19,000 for the six and three months ended June 30, 2002 from $231,000 and $38,000 for the six and three months ended June 30, 2001. This decrease resulted from our repayment of all of the outstanding indebtedness under our line of credit during 2001. This indebtedness was incurred to facilitate the purchase of several properties during 2000, and was repaid using the proceeds from mortgage financings on two properties during March and April 2001. To facilitate the purchase of two theaters through our joint venture, we borrowed $6 million under our line of credit during May 2002, which we repaid with a portion of the proceeds received from the public offering.

Leasehold rent expense decreased by $120,000 and $72,000, or 83% and 100% to $24,000 and zero for the six and three months ended June 30, 2002 from $144,000 and $72,000 for the six and three months ended June 30, 2001. This rent expense was payable on the leasehold interest position that we contributed during February 2002 to a joint venture in which we hold an approximately 36% interest. Therefore, effective February 2002, we no longer paid the leasehold rent.

General and administrative expenses increased $177,000 and $115,000, or 29.6% and 38.6%, to $774,000 and $413,000 for the six and three months ended June 30, 2002 from $597,000 and $298,000 for the six and three months ended June 30, 2001. This increase was primarily due to increases in payroll and fees, including approximately $73,000 and $61,000 for the current six and three months of payroll and related expenses of executive and support personnel, primarily for legal and accounting services allocated to us pursuant to a Shared Services Agreement between us and related entities. The increase in the allocated payroll expenses resulted from an increase in our level of business activity, primarily property acquisition activity. The increase in payroll expenses is also due to compensation and fees approved by our compensation committee and board of directors and recorded during the six and three months ended June 30, 2002 (and will continue to be recorded during future quarters): an increase of $50,000 ($12,500 per quarter) in the base salary and a bonus of $50,000 ($12,500 per quarter) to our president and chief executive officer and a fee of $50,000 per annum ($12,500 per quarter) to the chairman of our board of directors.

On May 30, 2002, we sold 2.5 million shares of Common Stock in a follow-on public offering. Allocated payroll and payroll related expenses, primarily for legal and accounting services resulting from time expended by various executive and administrative personnel in connection with the preparation and filing of a Registration Statement on Form S-2, declared effective by the SEC on May 24, 2002 have been included in the line item "Public Offering Expenses", all of which are nonrecurring.

Real estate expenses decreased by $25,000 and $21,000, or 28.1% and 40.4%, to $64,000 and $31,000 for the six and three months ended June 30, 2002 from $89,000 and $52,000 for the six and three months ended June 30, 2001. This decrease was primarily due to the write off of a leasing commission, non-recurring landlord repairs and certain real estate taxes not rebilled to tenants during the six and three months ended June 30, 2001.

Liquidity and Capital Resources

We had cash and cash equivalents of $29.9 million at June 30, 2002. Our primary sources of liquidity are cash and cash equivalents, our revolving credit facility and cash generated from operating activities, including mortgage financings. We maintain a $15 million revolving credit facility with Citibank N.A. The facility is available to us to pay down existing mortgages or to fund the acquisition of additional properties. The facility matures on March 24, 2003. Borrowings under the facility bear interest at the bank's prime rate, currently 4.75%, and there is an unused facility fee of one-quarter of 1% per annum. Net proceeds received from the sale or refinancing of properties are required to be used to repay amounts outstanding under the facility if proceeds from the facility were used to purchase or refinance the property. The facility is guaranteed by all of our subsidiaries that own unencumbered properties and is secured by the outstanding stock of all of our subsidiaries. At June 30, 2002 we had no indebtedness outstanding under the facility. We are currently negotiating for an increased credit facility.

On May 30, 2002, we sold 2.5 million shares of Common Stock at $15.25 per share in a follow-on public offering. The net proceeds of approximately $35 million (after underwriting commissions and expenses of the offering) were used to repay the $6 million outstanding under the line of credit and outstanding indebtedness under two mortgage loans related to two of our properties totaling $1.3 million that were maturing during the year. The balance of the net proceeds will be used for working capital, general corporate purposes and for other property acquisitions. At June 30, 2002 a substantial portion of the net proceeds was invested in cash equivalents and Treasury bills.

We, on our own behalf and on behalf of our megaplex theater joint venture, are involved in various stages of negotiation, due diligence and documentation with respect to the acquisition of additional net leased properties. The joint venture will only acquire movie theater properties. We will use the balance of the proceeds of the offering (presently invested in cash equivalents and Treasury bills), cash provided from operations and our credit facility to fund acquisitions. We and the joint venture seek and will continue to seek mortgage financing secured by properties owned and to be acquired. In July 2002, the joint venture closed on a first mortgage loan of $28.9 million secured by four megaplex stadium movie theater properties previously acquired by it. We received approximately $7.1 million from this financing, which will be used in additional to cash available of $29.5 million to acquire additional properties.

The following sets forth our contractual cash obligations as of June 30, 2002, all of which relate to scheduled principal and interest payments and balances due at maturity under outstanding mortgages secured by our properties, for the periods indicated:




                                                                   Principal            Balances Due
                                             Total               and Interest            at Maturity
                                             -----               ------------            -----------

        Due within 1 year                 $ 10,891,000           $  6,673,000           $ 4,218,000
        Due 1 to 3 years                    27,861,000             12,146,000            15,715,000
        Due 4 to 5 years                    17,174,000              9,464,000             7,710,000
        Due after 5 years                   53,770,000             19,111,000            34,659,000


As of June 30, 2002, we had outstanding approximately $74.7 million in long-term mortgage indebtedness, all of which is non-recourse (subject to standard carve-outs). We expect that debt service payments of approximately $18.8 million due in the next three years will be paid primarily from cash generated from our operations. We anticipate that loan maturities of approximately $19.9 million due in the next three years will be paid primarily from mortgage financings or refinancings. If we are not successful in refinancing our existing indebtedness or financing our unencumbered properties, our cash flow and available cash, if any, will not be sufficient to repay all maturing debt when payments become due, and we may be forced to sell additional equity or dispose of properties on disadvantageous terms.

We  had  no   outstanding   contingent   commitments,   such  as  guarantees  of
indebtedness, or any other contractual cash obligations at June 30, 2002.

Since completion of the public offering on May 30, 2002, we have expanded our investment activities independently and through our movie theater joint venture. In the ordinary course of our business we are involved in varying levels of discussions, negotiation, due diligence and documentation with respect to the acquisition of additional properties. After our use of the public offering funds, continuation of our expansion program will depend on our ability to obtain a significant amount of additional capital, either through increased debt or additional equity or through increased reliance on joint ventures with third parties.

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


                            Scheduled
                            Principal
  Year Ending              Repayments                 Average
   June 30,              (In Thousands)            Interest Rate
   --------              -------------             -------------

     2003                   $  5,395                   7.85%
     2004                      8,647                   7.92
     2005                      9,417                   7.95
     2006                      6,819                   7.99
     2007                      3,007                   7.93
     Thereafter               41,366                   7.96
                            --------
     Total                  $ 74,651                   7.95
                            ========

     Fair Value             $ 76,178                   7.50%
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



                          One Liberty Properties, Inc.
                          ----------------------------
                                  (Registrant)





August 14, 2002            /s/ Jeffrey Fishman
---------------            -------------------
Date                       Jeffrey Fishman
                           President and
                           Chief Executive Officer



August 14, 2002            /s/ David W. Kalish
---------------            -------------------
Date                       David W. Kalish
                           Senior Vice President and
                           Chief Financial Officer