Form 10-Q
period 2002-09-30
ONE LIBERTY PROPERTIES INC
filed 2002-11-13
CIK 712770

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         Commission File Number 0-11083
                                                -------

                          ONE LIBERTY PROPERTIES, INC.
                          ----------------------------
             (Exact name of Registrant as specified in its charter)

            MARYLAND                                       13-3147497
            ---------------------------------------------------------
                (State or other jurisdiction of (I.R.S. Employer
              incorporation or organization) Identification Number)

            60 Cutter Mill Road, Great Neck, New York           11021
            ---------------------------------------------------------
               (Address of principal executive office) (Zip Code)

       Registrant's telephone number, including area code: (516) 466-3100
                                                           --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X    No
                                      ---     ---


Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes     No  X
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

As of November 6, 2002, the Registrant had 5,621,111 shares of Common Stock and 648,058 shares of Redeemable Convertible Preferred Stock outstanding.

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in Thousands, Except Per Share Data)



                                                                                  September 30,       December 31,
                                                                                       2002               2001
                                                                                  -------------       ------------
                                                                                    (Unaudited)

Assets
Real estate investments, at cost
   Land                                                                              $ 27,108           $ 25,939
   Buildings                                                                          104,965            101,288
                                                                                     --------           --------
                                                                                      132,073            127,227
           Less accumulated depreciation                                               10,413              8,663
                                                                                     --------           --------
                                                                                      121,660            118,564

   Investment in unconsolidated joint ventures                                         10,079              6,345
   Mortgages receivable-(affiliated joint venture)                                      6,320                  -
   Cash and cash equivalents                                                           21,644              2,285
   Unbilled rent receivable                                                             2,953              2,442
   Rent, interest, deposits and other receivables                                       1,473              1,157
   Note receivable - officer                                                              166                167
   Investment in BRT Realty Trust-(related party)                                         384                361
   Deferred financing costs                                                             1,046              1,247
   Other(including available-for-sale securities of
         $90 and $249)                                                                    343                371
                                                                                     --------           --------

           Total assets                                                              $166,068           $132,939
                                                                                     ========           ========

Liabilities and Stockholders' Equity
   Liabilities:
        Mortgages payable                                                            $ 74,339           $ 76,587
        Accrued expenses and other liabilities                                            838                827
        Dividends payable                                                               2,111              1,177
                                                                                     --------           --------

           Total liabilities                                                           77,288             78,591
                                                                                     --------           --------

Commitments and contingencies                                                               -                  -


Stockholders' equity:
        Redeemable convertible preferred stock,
         $1 par value; $1.60 cumulative annual dividend;
         2,300 shares authorized; 648 shares issued;
         liquidation and redemption values of $16.50                                   10,693             10,693
        Common stock, $1 par value; 25,000
         shares authorized; 5,611 and 3,058
         shares issued  and outstanding                                                 5,611              3,058
        Paid-in capital                                                                65,475             32,192
        Accumulated other comprehensive income - net
          unrealized gain on available-for-sale securities                                295                261
        Accumulated undistributed net income                                            6,706              8,144
                                                                                     --------           --------

           Total stockholders' equity                                                  88,780             54,348
                                                                                     --------           --------

           Total liabilities and stockholders' equity                                $166,068           $132,939
                                                                                     ========           ========



          See accompanying notes to consolidated financial statements.



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                      Three Months Ended            Nine Months Ended
                                                                          September 30,                September 30,
                                                                          -------------                -------------
                                                                      2002           2001          2002          2001
                                                                      ----           ----          ----          ----

Revenues:
   Rental income                                                     $3,649          $3,732       $10,932       $11,322
   Equity in earnings of unconsolidated joint ventures                  287               -           760             -
   Interest and other income (including $84 in 2002
     from affiliated joint venture)                                     263              66           464           143
                                                                     ------          ------       -------       -------
                                                                      4,199           3,798        12,156        11,465
                                                                     ------          ------       -------       -------
Expenses:
   Depreciation and amortization                                        704             727         2,127         2,173
   Interest - mortgages payable                                       1,479           1,533         4,481         4,283
   Interest - line of credit                                              9              10            38           241
   Leasehold rent                                                         -              72            24           217
   General and administrative                                           434             284         1,208           881
   Public offering expenses                                               -               -           125             -
   Real estate expenses                                                  55              41           119           130
                                                                     ------          ------       -------       -------
                                                                      2,681           2,667         8,122         7,925
                                                                     ------          ------       -------       -------

Income before gain (loss) on sale                                     1,518           1,131         4,034         3,540
                                                                     ------          ------       -------       -------

Gain on sale of real estate                                               -             172             -           126
Gain (loss) on sale of available-for-sale securities                     10               -            18           (14)
                                                                     ------          ------       -------       -------
                                                                         10             172            18           112
                                                                     ------          ------       -------       -------

Net income                                                           $1,528          $1,303       $ 4,052       $ 3,652
                                                                     ======          ======       =======       =======

Calculation of net income applicable to common stockholders:
Net income                                                           $1,528          $1,303       $ 4,052       $ 3,652
Less: dividends on preferred stock                                      259             259           778           778
                                                                     ------          ------       -------       -------

Net income applicable to
   common stockholders                                               $1,269          $1,044       $ 3,274       $ 2,874
                                                                     ======          ======       =======       =======

Weighted average number of common shares outstanding:
     Basic                                                            5,599           3,020         4,274         3,016
                                                                      =====           =====         =====         =====
     Diluted                                                          5,624           3,045         4,307         3,028
                                                                      =====           =====         =====         =====

Net income per common share:
     Basic                                                           $  .23          $  .35       $   .77       $   .95
                                                                     ======          ======       =======       =======
     Diluted                                                         $  .23          $  .34       $   .76       $   .95
                                                                     ======          ======       =======       =======

Cash distributions per share:
   Common Stock                                                      $  .33          $  .30       $   .99       $   .90
                                                                     ======          ======       =======       =======
   Preferred Stock                                                   $  .40          $  .40       $  1.20       $  1.20
                                                                     ======          ======       =======       =======

          See accompanying notes to consolidated financial statements.






                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  For the nine month period ended September 30,
                       2002 (unaudited) and the year ended
                                December 31, 2001
                             (Amounts in Thousands)

                                                                                   Accumulated
                                                                                      Other         Accumulated
                                       Preferred       Common        Paid-in      Comprehensive     Undistributed
                                         Stock         Stock         Capital          Income         Net Income     Total
                                         -----         -----         -------          ------         ----------     -----

Balances, January 1, 2001               $10,693       $ 3,010        $31,650         $    76          $ 7,947       $53,376

Distributions -
   common stock                               -             -              -               -           (3,632)       (3,632)
Distributions -
   preferred stock                            -             -              -               -           (1,037)       (1,037)
Exercise of options                           -            33            368               -                -           401
Shares issued through
   dividend reinvestment plan                 -            15            174               -                -           189
     Net income                               -             -              -               -            4,866         4,866
     Other comprehensive income-
      net unrealized gain on
      available-for-sale securities           -             -              -             185                -           185
                                                                                                                     ------
Comprehensive income                          -             -              -               -                -         5,051
                                        -------       -------       --------        --------          --------       ------
Balances, December 31, 2001              10,693         3,058         32,192             261            8,144        54,348

Distributions -
   common stock                               -             -              -               -           (4,712)       (4,712)
Distributions -
   preferred stock                            -             -              -               -             (778)         (778)
Exercise of options                           -            38            462               -                -           500
Shares issued through public offering         -         2,500         32,621               -                -        35,121
Shares issued through
   dividend reinvestment plan                 -            15            200               -                -           215
     Net income                               -             -              -               -            4,052         4,052
     Other comprehensive income-
      net unrealized gain on
      available-for-sale securities           -             -              -              34                -            34
                                                                                                                    -------
Comprehensive income                          -             -              -               -                -         4,086
                                        -------        -------       -------         -------          -------       -------

Balances, September 30, 2002            $10,693        $ 5,611       $65,475         $   295          $ 6,706       $88,780
                                        =======        =======       =======         =======          =======       =======






          See accompanying notes to consolidated financial statements.



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)



                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                                       -------------
                                                                                                 2002                  2001
                                                                                                 ----                  ----

Cash flows from operating activities:
   Net income                                                                                  $ 4,052               $ 3,652
   Adjustments to reconcile net income
     to net cash provided by operating activities:
   Gain on sale of real estate                                                                       -                  (126)
   (Gain) loss on sale of available-for-sale securities                                            (18)                   14
   Increase in rental income from straight-lining of rent                                         (511)                 (624)
   Equity in earnings of unconsolidated joint ventures                                            (760)                    -
   Distributions from unconsolidated joint ventures                                                822                     -
   Payments to minority interest by subsidiary                                                     (14)                  (16)
   Depreciation and amortization                                                                 2,127                 2,173
   Changes in assets and liabilities:
   Increase in rent, interest, deposits and other receivables                                     (445)                  (67)
   Increase in accrued expenses and other liabilities                                               25                    59
                                                                                               -------               -------
           Net cash provided by operating activities                                             5,278                 5,065
                                                                                               -------               -------

Cash flows from investing activities:
   Additions to real estate                                                                     (5,842)                  (17)
   Investment in unconsolidated joint ventures, net                                             (6,127)                    -
   Sale of portion of interest in unconsolidated joint venture                                   3,150                     -
   Net proceeds from sale of real estate                                                             -                   749
   Investment in mortgages receivable-affiliated joint venture                                  (6,340)                    -
   Collection of mortgages receivable-affiliated joint venture                                      20                     -
   Net proceeds from sale of available-for-sale securities                                         344                   185
   Purchase of available-for-sale securities                                                      (157)                 (132)
                                                                                               -------               -------
           Net cash (used in) provided by investing activities                                 (14,952)                  785
                                                                                               -------               -------

Cash flows from financing activities:
   Proceeds from mortgages payable                                                                   -                13,600
   Repayment of mortgages payable                                                               (2,248)                 (832)
   Payment of financing costs                                                                        -                  (408)
   (Increase) decrease in line of credit borrowings, net                                             -               (10,000)
   Net proceeds from issuance of shares through public offering                                 35,121                     -
   Cash distributions - common stock                                                            (3,777)               (1,808)
   Cash distributions - preferred stock                                                           (778)                 (519)
   Exercise of stock options                                                                       500                     -
   Issuance of shares through dividend reinvestment plan                                           215                   124
   Note receivable - officer                                                                         -                    73
                                                                                              --------               -------
           Net cash provided by financing activities                                            29,033                   230
                                                                                              --------               -------

           Net increase in cash and cash equivalents                                            19,359                 6,080


Cash and cash equivalents at beginning of period                                                 2,285                 2,069
                                                                                              --------             ---------

Cash and cash equivalents at end of period                                                    $ 21,644               $ 8,149
                                                                                              ========               =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest expense                                           $ 4,535                $ 4,551

Supplemental schedule of non-cash investing activities:
   Contribution of real property to unconsolidated joint venture                             $    819            $         -


          See accompanying notes to consolidated financial statements.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of September 30, 2002 and for the nine and three months ended September 30, 2002 and 2001 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the nine and three months ended September 30, 2002 are not necessarily indicative of the results for the full year.

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

Note 2 - Earnings Per Common Share

For the nine and three months ended September 30, 2002 and 2001 basic earnings per share was determined by dividing net income applicable to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during each period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company. For the nine and three month periods ended September 30, 2002 and 2001 diluted earnings per share was determined by dividing net income applicable to common stockholders for the period by the total of the weighted average number of shares of Common Stock outstanding plus the dilutive effect of the Company's outstanding options (32,618 and 24,380 for the nine and three months ended September 30, 2002 and 12,627 and 24,656 for the nine and three months ended September 30, 2001 respectively) using the treasury stock method. The Preferred Stock was not considered for the purpose of computing diluted earnings per share because their assumed conversion is antidilutive.

Note 3 - Preferred and Common Stock Dividend Distributions

On September 9, 2002 the Board of Directors declared quarterly cash distributions of $.33 and $.40 per share on the Company's common and preferred stock, respectively, which was paid on October 1, 2002 to stockholders of record on September 23, 2002.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 4 - Public Offering

On May 30, 2002, the Company sold 2,500,000 shares of common stock at $15.25 per share in a follow-on public offering. The net proceeds of approximately $35 million were used to repay the $6 million outstanding under the Company's line of credit and to repay $1.3 million of outstanding indebtedness on two mortgage loans that were maturing during 2002.

Note 5-Investment in Unconsolidated Joint Ventures-Movie Theater Joint Ventures

In November 2001, the Company entered into a joint venture with Greenwood Properties, Corp., an affiliate of the real estate equity group of Deutsche Bank AG, for the general purpose of acquiring, owning and financing megaplex movie theater properties. The Company invested approximately $6.3 million for a 50% participation in the joint venture, which acquired a megaplex stadium-style movie theater. In April 2002, the Company sold one-half of its 50% interest in this joint venture to MTC Investors LLC, an unrelated entity, at a price which approximated our carrying amount. In April, May and August of 2002, the joint venture acquired four additional megaplex movie theaters for a total consideration of approximately $45 million, of which the Company's share was 25% or approximately $11.25 million. Venturers holding at least 75% of the aggregate membership interests in this joint venture must approve all material decisions, except property acquisitions which require unanimous approval.

On July 31, 2002, the joint venture closed on a $28.9 million mortgage loan, which is secured by first mortgage liens on the first four megaplex stadium-style movie theaters acquired by the joint venture. The mortgage loan, which matures July 1, 2012, bears interest at 8.06% per annum. The mortgage loan calls for monthly principal and interest payments of $242,811 and will require approximately $20 million at maturity. The joint venture distributed $7.2 million to the Company from the mortgage proceeds. The Company's investment in this movie theater joint venture, which is accounted for on the equity method, was approximately $7,278,000 and $6,345,000 at September 30, 2002 and December 31, 2001, respectively.

During July 2002, the Company contributed $1.7 million to another joint venture with MTC Investors LLC, an unrelated entity, for the general purpose of acquiring, owning and financing movie theater properties. The Company has a 50% participation in the joint venture which purchased one partial stadium-style movie theater for a total purchase price of $9.7 million in August 2002. Simultaneous with the purchase, the Company acquired three mortgages secured by the movie theater property with remaining principal balances at September 30, 2002 totaling $6.3 million. At September 30, 2002, mortgages with balances of $4,857,000, $977,000 and $486,000 were outstanding, bearing interest at 9.5%, 10.25% and prime plus 1.25% (6%), respectively, and maturing October 2004, April 2005 and April 2005, respectively. The Company's investment in this movie theater joint venture, which is accounted for on the equity method, was approximately $1,715,000 at September 30, 2002. Approval of both members of this joint venture is needed for all material decisions including property acquisitions.




                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 5 - Movie Theater  Unconsolidated Joint Ventures (Continued)
         --------------------------------------------------------


The following table presents unaudited condensed balance sheets and operating data for the joint venture entered into during November 2001:


Condensed Balance Sheet Data                                 September 30, 2002             December 31, 2001
----------------------------                                 ------------------             -----------------


Cash and cash equivalents                                       $    525,632                 $    172,408
Real estate investments, net                                      57,019,607                   12,494,935
Other assets (A)                                                     720,958                        7,676
Total assets                                                      58,266,197                   12,675,019
Mortgage loan payable                                             28,851,300                            -
Other liabilities                                                    261,294                       39,195
Total liabilities                                                 29,112,594                       39,195
Total equity                                                      29,153,603                   12,635,824


                                                             Three Months Ended            Nine Months Ended
Condensed Operating Data                                    September 30, 2002(B)         September 30, 2002(B)
------------------------                                   ---------------------         ---------------------


Rental income                                                      $1,635,658                   $3,055,447
                                                                   ----------                   ----------

Total revenue                                                       1,635,658                    3,055,547
                                                                   ----------                   ----------

Depreciation and amortization                                         274,277                      509,264
Mortgage interest                                                     394,277                      394,277
Professional fees and other (C)                                        88,231                      102,122
                                                                   ----------                   ----------

Total expenses                                                        756,785                    1,005,663
                                                                   ----------                   ----------

Net income attributable to members                                 $  878,873                   $2,049,884
                                                                   ==========                   ==========

Company's share of net income                                      $  199,000                   $  612,000
                                                                   ==========                   ==========


(A)      Includes unbilled rent receivable of $173,477 and $7,676 at September
         30, 2002 and December 31, 2001, respectively. It also includes $544,000 of deferred mortgage costs at September 30, 2002.

(B) The joint venture was formed in November 2001, therefore there is no comparative data for the three and nine months ended September 30, 2001.

(C) Includes $75,000 paid to the Company which is incorporated in the accompanying Consolidated Statements of Income.


                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 6 - Comprehensive Income

Statement No. 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During the nine months ended September 30, 2002 and 2001, accumulated other comprehensive income, which is solely composed of the net unrealized gain on available-for-sale securities, increased $34,000 to $295,000 and $117,000 to $193,000, respectively. During the three months ended September 30, 2002 and 2001, comprehensive income decreased $45,000 to $295,000 and $27,000 to $193,000, respectively.


Note 7  - Accounting for Long-Lived Assets

The Financial Accounting Standards Board issued Statement No. 144 "Accounting for the Impairment of Long-Lived Assets" which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of"; however, Statement No. 144 retains the fundamental provisions of Statement No. 121 related to the recognition and measurement of the impairment of long-lived assets to be "held and used". In addition, Statement No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or asset group to be disposed of other than by sale (e.g. abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset or asset group as "held for sale". The Company adopted SFAS 144 on January 1, 2002 and there was no material effect on the earnings or the financial position of the Company.


Note 8  - New Accounting Pronouncement

The Financial Accounting Standard Board issued Statement No. 145, which rescinded Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt." The Company adopted SFAS 145 on May 15, 2002 and there was no effect on the earnings or the financial position of the Company.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
         ---------------------------------------------------------------

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

General

We are a self-administered REIT and we primarily own real estate that we net lease to tenants. We own 34 properties and we are a member of three joint ventures that own a total of seven properties. These 41 properties are located in 15 states.

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

In November 2001, we entered into a joint venture with an affiliate of Deutsche Bank AG, which acquired a megaplex stadium-style movie theater. We invested approximately $6.3 million for our 50% participation in the joint venture. In April 2002, we sold one-half of our 50% interest in this joint venture to MTC Investors LLC. This joint venture acquired three additional megaplex stadium-style movie theaters during April and May 2002 for a total consideration of approximately $36 million. During July 2002, mortgage financing of $28.9 million was completed on the four theaters then owned by the joint venture. The joint venture acquired an additional megaplex stadium-style movie theater in August 2002 for a consideration of $9 million. Venturers holding at least 75% of the aggregate membership interest in this joint venture must approve all material decisions, except for property acquisitions which require unanimous approval. Under the joint venture operating agreement, we will receive an acquisition fee from the joint venture equal to 0.5% of the purchase price of each property acquired by the joint venture, other than the property acquired in November 2001. In addition, Majestic Property Management Corp., a company owned and controlled by our chairman of the board and certain of our officers, but in which we have no ownership interest, will receive a management fee equal to 1% of all rents received by the joint venture from single-tenant properties and a management fee equal to 3% of all rents received by the joint venture from multi-tenant properties. Majestic will receive leasing and mortgage brokerage fees at any property acquired by the joint venture at a rate equal to 80% of the then market rate. Majestic will also receive a construction supervision fee equal to 8% of the cost of any capital improvements or repairs to the property and a sales commission equal to 1% of the sales price of any properties that are sold.

In May 2002, the Company received net proceeds of approximately $35 million from the sale of 2,500,000 shares in a public offering.

In July 2002, we entered into a joint venture with MTC Investors LLC which acquired an eight screen partial stadium-style movie theater during August 2002. We invested approximately $1.7 million for our 50% participation in the joint venture. As part of the transaction, we acquired from a bank the existing mortgages encumbering this property in the principal amount of approximately $6.3 million.

In February 2002, we contributed our leasehold interest in an industrial property in Miami, Florida to a joint venture with the owners of the fee estate in that property in exchange for an approximately 36% interest in the joint venture.

In September 2002, we purchased a retail property for a consideration of approximately $5.8 million. The property is net leased to three national retailers.

At September 30, 2002, we had 21 outstanding mortgages payable, aggregating $74.3 million in principal amount, all of which are secured by first liens on individual real estate investments with an aggregate carrying value of approximately $114 million before accumulated depreciation. The mortgages bear interest at fixed rates ranging from 6.9% to 8.8%, and mature between 2003 and 2017.


Results of Operations

Comparison of Nine and Three Months Ended September 30, 2002 and  2001
----------------------------------------------------------------------

Revenues

Our revenues consist primarily of rental income from tenants in our rental properties. In the latter part of 2001 we expanded our focus by organizing a joint venture to acquire and own megaplex stadium-style movie theaters net leased to the operator. In 2002 we organized an additional joint venture to acquire a partial stadium-style movie theater. We intend to acquire additional megaplex stadium-style movie theaters in joint ventures and may utilize joint ventures to acquire additional properties. Approximately 89.9% and 86.9%, respectively, of our revenues for the nine and three months ended September 30, 2002 consists of rental income from tenants in our rental properties and 6.3% and 6.8%, respectively, of our revenues represents equity in the earnings of joint ventures, principally the movie theater joint ventures. There was no joint venture related revenues in the nine and three months ended September 30, 2001.

Total revenues for the nine and three months ended September 30, 2002 increased by $691,000, or 6%, from $11.5 million to $12.2 million, and by $401,000, or
10.6%, to $4.2 million from $3.8 million for the nine and three months ended September 30, 2001, respectively. Total revenues for the nine and three months ended September 30, 2002 include $663,000 and $250,000, respectively, representing our equity share of the earnings of our movie theater ventures and $97,000 and $37,000, respectively, representing our equity share of the earnings of a joint venture that owns an industrial building in Miami, Florida.

The increase in our revenues, resulting primarily from our participation in the movie theater joint ventures, was offset in part by a decrease in rental income from our rental properties. Rental income decreased by $390,000, or 3.4%, to $10.9 million for the nine months ended September 30, 2002 from $11.3 million for the nine months ended September 30, 2001. For the three months ended September 30, 2002, rental income decreased $83,000, or 2.2%, to $3.6 million from $3.7 million for the three months ended September 30, 2001. The rental income decline includes $283,000 and $106,000 for the nine and three months ended September 30, 2002, primarily because rental income from an industrial property in Miami, Florida, the leasehold interest of which was contributed by us to a joint venture in February 2002, was not included in rental income for the entire nine and three month periods ended September 30, 2002. Our share of net earnings from this property, now owned by a joint venture in which we own an approximately 36% interest, is reflected in "Equity in earnings of unconsolidated joint ventures" from February 2002. Rental income also decreased by $166,000 and $21,000 in the nine and three months ended September 30, 2002 as a result of the sale of two retail properties and the vacancy of two retail properties during such periods. This decline in rental income was partially offset by rent increases at three of our properties and from rental income earned on a property acquired during September 2002.

Interest and other income increased by $321,000 and $197,000 to $464,000 and $263,000 for the nine and three months ended September 30, 2002 from $143,000 and $66,000 for the nine and three months ended September 30, 2001. This increase was substantially due to net acquisition fees received from our movie theater joint ventures totaling $191,000 and $58,000 for the nine and three months ended September 30, 2002, respectively. The net acquisition fees, calculated pursuant to our joint venture agreements at 0.5% of the purchase price of five properties acquired during April, May and August 2002, reflects a reduction based on our proportionate share of ownership in the joint ventures. The increase in interest and other income also results from $84,000 of interest earned on three mortgages totaling approximately $6.3 million which we acquired during August 2002 in connection with the acquisition by one of our joint ventures of an eight screen partial stadium-style theater. We are a 50% member of that joint venture. To a lesser extent, this increase is also due to the investment in cash equivalents and Treasury bills of the balance of the net proceeds received from the public offering which was funded to the Company on May 30, 2002.

Expenses

Depreciation and amortization expense decreased by $46,000, or 2.1% and $23,000, or 3.2% to $2,127,000 and $704,000 for the nine and three months ended September 30, 2002 from $2,173,000 and $727,000 for the nine and three months ended September 30, 2001. The change was relatively insignificant because our mix of properties was substantially the same during the two comparative periods.

Interest-mortgages payable increased by $198,000, or 4.6%, to $4.5 million for the nine months ended September 30, 2002 from $4.3 million for the nine months ended September 30, 2001. This increase resulted from mortgages placed on two properties during March and April 2001, and was slightly offset by a decrease in interest expense resulting from the payoff of two mortgage loans (totaling $1.3 million) during June 2002. The payoff of the two loans is the primary reason for the $54,000 or 3.5% decrease in interest-mortgages payable from $1,533,000 to $1,479,000 for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

Interest-line of credit decreased by $203,000 and $1,000, or 84.2% and 10%, to $38,000 and $9,000 for the nine and three months ended September 30, 2002 from $241,000 and $10,000 for the nine and three months ended September 30, 2001. This decrease resulted from our repayment of all of the outstanding indebtedness under our line of credit during 2001. We borrowed $6 million under our line of credit during May 2002, which was used for our contribution to one of our joint ventures for the purchase of two theaters which we repaid with a portion of the proceeds received from the public offering.

Leasehold rent expense decreased by $193,000 and $72,000, or 88.9% and 100% to $24,000 and zero for the nine and three months ended September 30, 2002 from $217,000 and $72,000 for the nine and three months ended September 30, 2001. This rent expense was payable on the leasehold interest position that we contributed during February 2002 to a joint venture in which we hold an approximately 36% interest. Therefore, effective February 2002, we no longer paid leasehold rent.

General and administrative expenses increased $327,000 and $150,000, or 37.1% and 52.8%, to $1,208,000 and $434,000 for the nine and three months ended September 30, 2002 from $881,000 and $284,000 for the nine and three months ended September 30, 2001. This increase was primarily due to increases in payroll and fees, including approximately $115,000 and $42,000 for the current nine and three months of payroll and related expenses of executive and support personnel, primarily for legal and accounting services, allocated to us pursuant to a Shared Services Agreement between us and related entities. The increase in the allocated payroll expenses resulted from an increase in our level of business activity, primarily property acquisition activity. The increase in payroll expenses is also due to compensation and fees approved by our compensation committee and board of directors and recorded during the nine and three months ended September 30, 2002 (and will continue to be recorded during future quarters): an increase of $50,000 ($12,500 per quarter) in the base salary and a bonus of $50,000 ($12,500 per quarter) to our president and chief executive officer and a fee of $50,000 per annum ($12,500 per quarter) to the chairman of our board of directors. The balance of the increase in general and administrative expenses is due to a number of items including professional fees and promotional, advertising and public relations expenses, a major portion of which is related to our property acquisition activities. These increases were offset in part by the receipt by us of $75,000 from one of our movie theater joint ventures which was for partial reimbursement of legal services allocated to us under the Shared Services Agreement, relating to the movie theater acquisitions and mortgage financing.

On May 30, 2002, we sold 2.5 million shares of Common Stock in a follow-on public offering. Allocated payroll and payroll related expenses, primarily for legal and accounting services resulting from time expended by various executive and administrative personnel in connection with the preparation and filing of a Registration Statement on Form S-2, declared effective by the SEC on May 24, 2002 have been included in the line item "Public Offering Expenses" for the nine months ended September 30, 2002, all of which are nonrecurring.

Real estate expenses decreased by $11,000, or 8.5%, to $119,000 for the nine months ended September 30, 2002 from $130,000 for the nine months ended September 30, 2001. This decrease was primarily due to the write off of a leasing commission and non-recurring landlord repairs during the first half of 2001. The $14,000 or 34.1% increase to $55,000 for the three months ended September 30, 2002 from $41,000 for the three months ended September 30, 2001 primarily results from an increase in property insurance and various non-recurring landlord work.

Liquidity and Capital Resources

We had cash and cash equivalents of $21.6 million at September 30, 2002. Our primary sources of liquidity are cash and cash equivalents, our revolving credit facility and cash generated from operating activities, including mortgage financings. We maintain a $15 million revolving credit facility with Citibank N.A. The facility is available to us to pay down existing mortgages or to fund the acquisition of additional properties. The facility matures on March 24, 2003. Borrowings under the facility bear interest at the bank's prime rate, currently 4.75%, and there is an unused facility fee of one-quarter of 1% per annum. Net proceeds received from the sale or refinancing of properties are required to be used to repay amounts outstanding under the facility if proceeds from the facility were used to purchase or refinance the property. The facility is guaranteed by all of our subsidiaries that own unencumbered properties and is secured by the outstanding stock of all of our subsidiaries. At September 30, 2002 we had no indebtedness outstanding under the facility. We are currently negotiating for an increased credit facility.

On May 30, 2002, we sold 2.5 million shares of Common Stock at $15.25 per share in a follow-on public offering. The net proceeds of approximately $35 million (after underwriting commissions and expenses of the offering) were used to repay the $6 million outstanding under the line of credit and outstanding indebtedness under two mortgage loans related to two of our properties totaling $1.3 million that were maturing during the year. In addition, during the quarter ended September 30, 2002, we purchased a retail property for $5.8 million and purchased two additional movie theaters through our joint ventures, of which our share was $3.9 million. In connection with the acquisition of one of the movie theaters, we acquired three mortgages totaling approximately $6.3 million. The balance of the net proceeds will be used for working capital, general corporate purposes and for other property acquisitions. At September 30, 2002 a substantial portion of the net proceeds was invested in cash equivalents and Treasury bills.

We, on our own behalf and on behalf of our megaplex theater joint ventures, are involved in various stages of negotiation, due diligence and documentation with respect to the acquisition of additional net leased properties. The existing movie theater joint ventures will only acquire movie theater properties. We will use the balance of the proceeds of the offering (presently invested in cash equivalents and Treasury bills), cash provided from operations and our credit facility to fund acquisitions. We and the joint ventures seek and will continue to seek mortgage financing secured by properties owned and to be acquired. In July 2002, one of the joint ventures closed on a first mortgage loan of $28.9 million secured by four megaplex stadium-style movie theater properties previously acquired by it. We received approximately $7.2 million from this financing, which will be used to acquire additional properties.

The following sets forth our contractual cash obligations as of September 30, 2002, all of which relate to scheduled principal and interest payments and balances due at maturity under outstanding mortgages secured by our properties, for the periods indicated:



                                           Principal             Balances Due
                        Total             and Interest           at Maturity
                        -----             ------------           -----------
Due within 1 year   $ 15,309,000        $  6,502,000             $ 8,807,000
Due 1 to 3 years      22,945,000          11,806,000              11,139,000
Due 4 to 5 years      16,964,000           9,252,000               7,712,000
Due after 5 years     52,692,000          18,033,000              34,659,000



As of September 30, 2002, we had outstanding approximately $74.3 million in long-term mortgage indebtedness, all of which is non-recourse (subject to standard carve-outs). We expect that debt service payments of approximately $18.3 million due in the next three years will be paid primarily from cash generated from our operations. We anticipate that loan maturities of approximately $19.9 million due in the next three years will be paid primarily from mortgage financings or refinancings. If we are not successful in refinancing our existing indebtedness or financing our unencumbered properties, our cash flow and available cash, if any, will not be sufficient to repay all maturing debt when payments become due, and we may be forced to sell additional equity or dispose of properties on disadvantageous terms.

We had no outstanding contingent commitments, such as guarantees of indebtedness, or any other contractual cash obligations at September 30, 2002.

Since completion of the public offering on May 30, 2002, we have expanded our investment activities independently and through our movie theater joint ventures. In the ordinary course of our business we are involved in varying levels of discussions, negotiation, due diligence and documentation with respect to the acquisition of additional properties. After our use of the public offering funds, continuation of our expansion program will depend on our ability to obtain a significant amount of additional capital, either through increased debt or additional equity or through increased reliance on joint ventures with third parties.

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

                              Scheduled
                              Principal
 Year Ending                  Repayments                         Average
September 30,               (In Thousands)                    Interest Rate
-------------               ------------                      -------------
2003                          $  9,939                            7.87%
2004                             4,084                            7.94
2005                             9,393                            7.96
2006                             8,769                            7.97
2007                             1,051                            7.92
Thereafter                      41,103                            7.98
                              --------
Total                         $ 74,339                            7.96
                              ========

Fair Value                    $ 75,830                            7.50%
                              ========



Part II - Other Information

Item 4. - Controls and Procedures

           The Company's president and chief executive officer and senior vice president and chief financial officer have participated in the design and implementation of the Company's disclosure controls and procedures and have evaluated the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report on Form 10-Q. Based on their evaluation they have concluded that the controls and procedures are effective.

           There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its last evaluation.

Item 6. - Exhibits and Reports on Form 8-K

           (a)  Exhibits

           Exhibit 99.1 Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           Exhibit 99.2 Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           (b)  Reports on Form 8-K

           A Form 8-K was filed on August 14, 2002. The Form 8-K included as exhibits certificates of the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.

ONE LIBERTY PROPERTIES, INC.


SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                One Liberty Properties, Inc.
                                ----------------------------
                                  (Registrant)






November 13, 2002               /s/ Jeffrey Fishman
-----------------               ------------------------------------
Date                            Jeffrey Fishman
                                President and Chief Executive Officer





November 13, 2002               /s/ David W. Kalish
-----------------              -------------------------
Date                           David W. Kalish
                               Senior Vice President and
                               Chief Financial Officer

   CERTIFICATION

I, Jeffrey Fishman,  President and Chief Executive Officer of One
Liberty Properties, Inc. certify that:

    1. I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 of One Liberty Properties, Inc.

   2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 13, 2002                /s/ Jeffrey Fishman
                                        -------------------------------------
                                         Jeffrey Fishman
                                         President and Chief Executive Officer

    CERTIFICATION

I, David W. Kalish, Senior Vice President and Chief Financial Officer of One Liberty Properties, Inc. certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 of One Liberty Properties, Inc.

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effective-ness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 13, 2002
                                             /s/ David W. Kalish
                                             ------------------------
                                             David W. Kalish
                                             Senior Vice President
                                             and Chief Financial Officer

EXHIBIT 99.1

CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350
(SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, Jeffrey Fishman, President and Chief Executive Officer of One Liberty Properties, Inc., (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report").

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   November 13, 2002                  /s/ Jeffrey Fishman
                                          ------------------------------------
                                           Jeffrey Fishman
                                           President and Chief Executive Officer

EXHIBIT 99.2

CERTIFICATION OF SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350
(SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, David W. Kalish, Senior Vice President and Chief Financial Officer of One Liberty Properties, Inc. (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report").

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   November 13, 2002                  /s/ David W. Kalish
                                           --------------------------------
                                           David W. Kalish
                                           Senior Vice President
                                           and Chief Financial Officer