Form 10-K
period 2002-12-31
ONE LIBERTY PROPERTIES INC
filed 2003-03-27
CIK 712770

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               [ X] Annual Report Pursuant to Section l3 or l5(d)
                     of the Securities Exchange Act of l934

                   For the fiscal year ended December 31, 2002

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

    Registrant's telephone number, including area code: (5l6) 466-3l00
                                                        --------------

         Securities registered pursuant to Section l2(b) of the Act:

                                               Name of each exchange
         Title of each class                   on which registered
         -------------------                   -------------------
     Common Stock, par value $1.00           American Stock Exchange
              per share

     $16.50 Cumulative Convertible
     Preferred Stock, par value $1.00        American Stock Exchange
              per share

       Securities registered pursuant to Section l2(g) of the Act:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                    Yes  No X
                                           ---

         As of June 30, 2002 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of all common equity (Common Stock and Preferred Stock) held by non-affiliates of the registrant, computed by reference to the price at which common equity was last sold on said date, was approximately $67,519,000.

         As of March 24, 2003, the registrant had 5,662,816 shares of Common Stock and 648,058 shares of $16.50 Cumulative Convertible Preferred Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The proxy statement for the registrant's Annual Meeting of Stockholders, scheduled for June 23, 2003, will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year covered by this Form 10-K. The information required by Part III (Item 10-Directors and Executive Officers of the Registrant, Item 11 -Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management, and Item 13 - Certain Relationships and Related Transactions) will be incorporated by reference from the definitive proxy statement to be filed by the registrant pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                           Forward-Looking Statements

         This Annual Report on Form 10-K, together with other statements and information publicly disseminated by One Liberty Properties, Inc., contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions or variations thereof. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to:

o        general economic and business conditions;
o        general and local real estate conditions;
o the financial condition of our tenants and the performance of their lease obligations;
o changes in governmental laws and regulations relating to real estate and related investments;
o        the level and volatility of interest rates;
o        competition in our industry;
o        accessibility of debt and equity capital markets;
o        the availability of and costs associated with sources of liquidity; and
o the other risks described under "Risks Related to Our Company" and "Risks Related to the REIT Industry" in Part I of this
         Annual Report.

         Accordingly, there can be no assurance that our expectations will be realized.

                                     PART I
Item 1. Business

General

         We are a self-administered and self-managed real estate investment trust (REIT). We were incorporated under the laws of the State of Maryland on December 20, 1982. We acquire, own and manage a geographically diversified portfolio of retail, industrial, office, movie theater and other properties, a substantial portion of which are under long-term leases. Substantially all of our leases are "net leases", under which the tenant is responsible for real estate taxes, insurance and ordinary maintenance and repairs. As of December 31, 2002, we owned 33 properties and we participated in four joint ventures that owned a total of 11 properties. Our properties are located in 15 states and have approximately 3.36 million square feet of rentable space (including all rentable space for properties in which we have a joint venture participation). Under the terms of our leases, our 2003 contractual rental income will be approximately $21.1 million. Our 2003 contractual rental income includes rental income that is payable to us during 2003, including our share of the rental income payable to our joint ventures, and does not include rent that we would receive if our two vacant properties are rented, rental income from one property acquired in February 2003 and an increase in rental income from one property at the rate of $216,000 per annum to be received by us commencing the date we substantially complete renovations at the property estimated to cost us $1,750,000. The occupancy rate of our property portfolio was 99.9% on December 31, 2002. The weighted average remaining term of the leases in our portfolio is eleven years.


         We acquired our portfolio of properties by balancing fundamental real estate analysis with tenant credit evaluation. The main focus of our analysis is the intrinsic value of a property, determined primarily by its location, local demographics and potential for alternative use. We also evaluate a tenant's financial ability to meet operational needs and lease obligations. We believe that our emphasis on property value enables us to achieve attractive returns on our acquired properties and enhances our ability to re-rent or dispose of a property on favorable terms upon the expiration of early termination of a lease.

         The properties in our portfolio typically have the following attributes:

o Net leases. Substantially all of our leases are net leases in which operating costs are typically absorbed by the tenant. We believe that investments in net leased properties offer more predictable returns than investments in properties that are not net leased;

o Long-term leases. We generally acquire properties that are subject to long-term leases. Leases representing approximately 73% of our 2003 contractual rental income (considering a lease which represents 9.8% of our 2003 contractual rental income and expires in 2009, in which the tenant has the right to cancel effective on or after January 1, 2005, as expiring December 31, 2004) expire after 2008, and leases representing approximately 61% of our 2003 contractual rental income expire after 2012; and

o Scheduled rent increases. Leases representing approximately 84% of our 2003 contractual rental income provide for either scheduled rent increases or periodic contractual rent increases based on the consumer price index.

         In May 2002, we sold 2.5 million shares of our common stock in a public offering at $15.25 per share. We realized net proceeds of approximately $35 million.

         We share facilities, personnel and other resources with several affiliated entities including, among others, Gould Investors L.P., a partnership involved in the ownership and operation of a diversified portfolio of real estate, and BRT Realty Trust, a mortgage lending REIT. It is our policy, and the policy of our affiliated entities, that any investment opportunity presented to us or to any of our affiliated entities that involves primarily the acquisition of a net leased property will first be offered to us and declined by us before any of our affiliated entities may pursue the opportunity. Jeffrey Fishman, our president and chief executive officer, and Lawrence G. Ricketts, Jr., our vice president, acquisitions, devote substantially all of their business time to our company, while our other management personnel share their services on a part-time basis with us and other affiliated entities that share our executive offices. We believe that this sharing arrangement provides us access to a group of senior executives with real estate knowledge and experience that a company of our size would not otherwise have access to. For a description of the background of our management, please see the information under the heading "Executive Officers" in Part I of this Annual Report.

Our Strategy

         Our business objectives are to maintain and increase the cash available for distribution to our stockholders by:

o acquiring a diversified portfolio of net leased properties subject to long-term leases;

o obtaining mortgage indebtedness on favorable terms and increased access to capital to finance property acquisitions;


o managing assets effectively through property acquisitions, lease extensions and opportunistic property sales.

         Our growth strategy includes the following elements:

o To maintain, renew and enter into new long-term leases that contain provisions for contractual rent increases;

o To acquire additional properties within the United States that are subject to long-term net leases and that satisfy our other investment criteria; and

o To acquire properties in market or industry sectors that we identify, from time to time, as offering superior risk-adjusted returns. As an example, through two joint ventures (one organized in late 2001 and the other in 2002), we have invested in nine movie theater properties, concentrating on megaplex theaters with stadium-style seating. We may, in the future, identify other markets or industry sectors in which to invest.

         Our business strategy is to pursue properties that are subject to long-term leases which include periodic contractual rent increases. We believe that long-term leases provide a predictable income stream over the term of the lease, making fluctuations in market rental rates and in real estate values less significant to achieving our overall investment objectives. Long-term leases also make it easier for us to obtain longer-term, fixed-rate mortgage financing with principal amortization, thereby moderating the interest rate risk associated with financing or refinancing our property portfolio by reducing the outstanding principal balance over time. In addition, we believe that long-term leases minimize the management time required and transaction costs incurred while we own a property. Although we regard long-term leases as a central element of our acquisition strategy, we will acquire a property that is subject to a short-term lease where we believe the property represents an excellent opportunity for recurring income and residual value.

         Generally, we acquire properties based on their intrinsic value and intend to hold these properties for an extended period of time. Our investment criteria are intended to identify properties from which increased asset value and overall return can be realized from an extended period of ownership. While our acquisition decision is typically supported by a predictable rental stream under a long-term lease that exists at the time a property is acquired, our emphasis on property value generally means that upon a lease termination or expiration, we would tend to pursue a lease renewal or a new lease in preference to disposing of a property. Although our investment criteria favor an extended period of ownership of our properties, we may dispose of a property following a lease termination or expiration or even during the term of a lease if we regard the disposition of the property as an opportunity to realize the overall value of the property sooner or to avoid future risks by achieving a determinable return from the property.

Our Investment Strategy

         Our main focus in the evaluation of properties for acquisition is the intrinsic value of a property, determined primarily by its location, local demographics and potential for alternative use. We also evaluate a tenant's financial ability to meet operational needs and lease obligations. In evaluating potential net lease investments, we consider, among other criteria, the following:

o an evaluation of the property and improvements, given its location and use;
o        local demographics (population and rental trends);
o the ability of the tenant to meet operational needs and lease obligations;
o        the current and projected cash flow of the property;
o        the estimated return on equity to us;
o the terms of tenant leases, including the relationship between current rents and market rents;
o        the projected residual value of the property;
o        potential for income and capital appreciation; and
o        occupancy of and demand for similar properties in the market area.

Megaplex Theater Joint Ventures

         In mid 2001, we identified the acquisition of megaplex movie theaters, and in particular stadium-style theaters, as an investment opportunity that offered us the potential for acquiring valuable assets with returns that satisfy our investment criteria. Megaplex movie theaters have multiple screens with predominantly stadium-style seating (seating with elevation between rows to provide unobstructed viewing) and are equipped with electronics and technology that are intended to enhance the audio and visual experience for the patron. It was and continues to be our belief that well-located, megaplex stadium-style theaters that conform to our investment criteria would provide us with above average risk-adjusted returns on our investment. In identifying the megaplex theaters that present the most attractive acquisition candidates, our review of potential property purchases includes and will continue to include an analysis of the financial performance of each specific theater considered for purchase.

         Our megaplex movie theater properties have been acquired by two joint ventures, one in which we have a 25% equity interest and one in which we have a 50% equity interest. The initial joint venture organized in November 2001 (in which we have a 25% equity interest) has purchased five megaplex theaters having 102 screens for a total consideration of $57.1 million. The venture has placed first mortgages on four of the five theaters with an initial aggregate principal sum of $28.9 million and an aggregate balance at December 31, 2002 of $28.7 million. The four mortgages are cross collateralized. After distribution of the mortgage proceeds and cash flow distributions to the venturers, we have a $7.3 million investment in this joint venture at December 31, 2002. The venture has filed an application for a $5.4 million mortgage on the unencumbered theater property with the lender which provided mortgage financing for the four other properties. This mortgage, when consummated, which cannot be assured, will be cross collateralized along with the mortgages placed on the other four properties owned by the venture.

         The second joint venture organized in July 2002 (in which we have a 50% equity interest) has acquired four megaplex theaters having 61 screens for a total consideration of $40.4 million. We have a $12.7 million investment in this joint venture at December 31, 2002. This venture has filed a mortgage application with an institutional lender for mortgages aggregating $17.9 million secured by three of the four megaplex theaters owned by this venture. If these mortgages are consummated each property will be encumbered by a mortgage secured specifically by such property and all mortgages will be cross collateralized. The fourth megaplex theater property owned by this venture is encumbered by a $9.2 million mortgage which was assumed as part of the purchase of the property.

         We are designated the "Managing Member" under each joint venture operating agreement. Each operating agreement provides that we receive an acquisition fee from the joint venture equal to 0.5% of the purchase price of each property acquired by the joint venture, other than the initial property acquired in November 2001. In addition, Majestic Property Management Corp., a company owned by our chairman of the board and in which certain of our executive officers are officers, receives a management fee equal to 1% of all rents received by the joint ventures from single-tenant properties and a management fee equal to 3% of all rents received by the joint ventures from multi-tenant properties. Majestic will receive leasing and mortgage brokerage fees for any property acquired by either joint venture at a rate equal to 80% of the then market cost. Majestic will also receive a construction supervisory fee equal to 8% of the cost of any capital improvements to the property and sale commissions equal to 1% of the sales price of any properties that are sold.

         Megaplex theaters of the type the joint ventures have acquired are net leased to an experienced theater operator under a long-term net lease and are equipped with stadium-style seating and advanced audio and visual equipment. The following table provides certain information with respect to the 9 megaplex stadium-style movie theaters acquired by the two joint ventures.


                                                                                           Expiration
                          No. of                                             Purchase      of Initial    Date of
Location                 Screens            Operator                         Price (1)     Lease Term    Purchase
--------                 -------            --------                         ---------     ----------    --------

Norwalk, CA                20       American Multi-Cinema, Inc.                $12.5         2021       November 2001

Austell, GA                22       Regal Cinemas, Inc.                         11.8         2019       April 2002

Beavercreek, OH            20       Regal Cinemas, Inc.                          9.7         2015       May 2002

Morrow, GA                 24       American Multi-Cinema, Inc.                 14.1         2017       May 2002

Roanoke, VA                16       Consolidated Theaters                        9.0         2020       August 2002
                                    Holdings, G.P.

Brooklyn, NY                8       Pritchard Square Cinema LLC                  9.5         2022       August 2002

Lubbock, TX                17       Cinemark USA, Inc.                           7.9         2018       December 2002

Live Oak, TX               18       Regal Cinemas, Inc.                         12.5         2019       December 2002

Henrietta, NY              18       Regal Cinemas, Inc.                         10.5         2022       December 2002
                           --                                                   ----

                          163                                                 $ 97.5
                          ===                                                 ======

(1) Purchase price represents the total purchase price for each property without giving effect to closing costs.


Our Tenants

         The following table shows information about the diversification of our tenants by industry sector as of December 31, 2002:
                                                             Percentage of
Type of               2003 Rental            Number of        2003 Rental
Property              Revenues (1)            Tenants           Revenues
--------              ------------            -------           --------

Retail                 $ 8,335,153               26 (2)           39.6%

Flex                     4,329,852                4 (3)           20.6%

Industrial               2,009,837                5                9.5%

Movie Theater            3,866,775                9               18.4%

Health & Fitness         1,069,870                3                5.1%

Office                     850,000                1                4.0%

Residential                600,000                1                2.8%
                           -------                -                ---

         Total         $21,061,487               49                100%
                       ===========               ==                ===
-----------
(1) Reflects 2003 contractual rental income which includes rental income that is payable to us during 2003, including our share of the rental income payable to our joint ventures, and does not include rent that we would receive if our two vacant properties are rented, rental income from one property acquired in February 2003 and an increase in rental income from our office property at the rate of $216,000 per annum to be received by us commencing the date we substantially complete renovations at the property estimated to cost us $1,750,000.
(2) Includes 26 tenants renting at 20 properties. Does not include two vacant properties. (3) Includes four tenants renting at three properties.

       Although we focus on property value in analyzing our acquisitions, we also review the ability of the tenant to meet its operational needs and lease obligations. Typically our tenants are not rated or are rated below investment grade. Of our properties, 20 are net leased to various retail operators under long-term leases and, except for 3 of the retail properties, are net leased to single tenants. Of the three properties net leased to multiple retail operators, one is net leased to four separate tenants pursuant to separate leases, one is net leased to two separate tenants pursuant to separate leases and one is net leased to three separate tenants pursuant to separate leases. Most of our retail tenants operate on a national basis and include, among others, The Kroger Co., Barnes & Noble, Inc., The Sports Authority, Inc., Gart Bros. Sporting Goods Company, Best Buy Co., Inc., OfficeMax Inc., Footstar, Inc., Party City Corporation and Petco Animal Supplies, Inc. Five of our properties are industrial-type buildings, of which two are used as frozen food warehouses. Three of our properties are flex-type buildings (office, research and development and warehouse) and three are health and fitness facilities. Finally, we have one office property, one residential property and nine movie theaters. At December 31, 2002, one of our retail properties, representing an aggregate of 3,072 square feet, is vacant. During February 2003, an additional retail property, representing an aggregate of 43,200 square feet, became vacant. No assurances can be given that we will find tenants for these two vacant properties.



Our Leases

       Substantially all of our leases are net leases, under which the tenant, in addition to its rental obligation, typically is responsible for expenses attributable to the operation of the property, such as real estate taxes and assessments, water and sewer rents and other charges. The tenant is also generally responsible for maintaining the property, including non-structural repairs, and for restoration following a casualty or partial condemnation. The tenant typically also indemnifies us for claims arising from the property and is responsible for maintaining insurance coverage for the property it leases. Under some net leases, we are responsible for structural repairs, including foundation and slab, roof repair or replacement and restoration following a casualty event, and at several properties we are responsible for certain expenses related to the operation and maintenance of the property.

       Our typical lease provides for contractual rent increases periodically throughout the term of the lease. Some of our other leases provide for rent increases pursuant to a formula based on the consumer price index. While several of our leases also provide for minimum rents supplemented by additional payments based on sales derived from the property subject to the lease, such additional payments were not a material part of our 2002 rental revenues and are not expected to be a material part of our 2003 rental revenues. While our typical property is net leased to a single tenant, some of our properties are net leased to more than one tenant.

       Our policy has been to acquire properties that are subject to existing long-term leases or to enter into long-term leases with our tenants. Our leases generally provide the tenant with one or more renewal options. The following table sets forth scheduled lease expirations of all leases for our properties as of December 31, 2002 (excluding one vacant property and one property that became vacant in February 2003 which contain an aggregate of 46,272 square feet):


                                                                                  2003
                                                     Approximate                 Rental               % of 2003
                                                    Rentable Square             Revenues                Rental
    Year of Lease      Number of Expiring           Feet Subject  to         Under Expiring         Represented By
    Expiration (1)           Leases                Expiring Leases (2)          Leases (3)          Expiring Leases
    --------------           ------                -------------------          ----------          ---------------

     2003                      -                              -                          -                   -
     2004 (4)                  2                        288,787                $ 2,317,236               11.01
     2005                      3                        115,986                    808,592                3.84
     2006                      2                         87,897                    457,371                2.17
     2007                      3                         33,900                    647,390                3.08
     2008                      2                        468,921                  1,411,350                6.71
     2009                      2                        100,248                    336,408                1.59
     2010                      3                        412,000                    445,619                2.12
     2011                      3                        193,428                  1,768,813                8.40
     2012 and thereafter      29                      1,612,885                 12,857,250               61.08
                              --                      ---------                 ----------               -----

     Total                    49                      3,314,052                $21,050,029                100%
                              ==                      =========                ===========                ===


(1)  Lease expirations assume tenants do not exercise existing renewal options.
     (2) Includes all rentable square footage in properties that are owned by our joint ventures.
(3) Reflects all 2003 contractual rental income, other than $11,458 in rental revenue collected on a lease which, as a result of the tenant's bankruptcy, terminated in February 2003. Contractual rental income includes rental income that is payable to us during 2003, including our share of the rental income payable to our joint ventures, and does not include rent that we would receive if our two vacant properties are rented, rental income from one property acquired in February 2003 and an increase in rental income from one property at the rate of $216,000 per annum to be received by us commencing the date we substantially complete renovations at the property estimated to cost us $1,750,000.
(4) Includes one lease that expires December 31, 2009 but is cancelable by the tenant on and after December 31, 2004 on at least one year's notice. The property subject to this lease has 188,567 rentable square feet and $2,074,236 of annual rental revenues is attributable to 2003.


Our Acquisition Process

       We seek to acquire properties throughout the United States that have locations, demographics and other investment attributes that we believe to be attractive. We seek to acquire properties that we believe will provide attractive current returns from leases with tenants that operate profitably, even if they are typically either not rated or are rated below investment grade. We identify properties where we believe that the quality of the underlying real estate mitigates the risk that may be associated with any default by the tenant. We conduct periodic property inspections and reviews of available tenant financial information. We also seek to acquire properties in market or industry sectors that we identify, from time to time, as offering better than average risk-adjusted returns.

       We identify properties generally through the network of contacts of our senior management and our affiliates, which includes real estate brokers throughout the United States, private equity firms, banks and law firms. In addition, we attend industry conferences and engage in direct solicitations.

       There is no limit on the number of properties in which we may invest, the amount or percentage of our assets that may be invested in any specific property or property type, or on the concentration of investments in any geographic area in the United States. We do not intend to acquire properties located outside of the United States. Although we have not acquired undeveloped property in the past, we may purchase an undeveloped property if the purchase is in connection with the development of a facility to be net leased to a retail operation or business upon completion of development, and we may develop for net lease surplus acreage that is part of our existing properties. We may continue to form entities to acquire interests in real properties, either alone or with other investors, and we may acquire interests in joint ventures or other entities that own real property.

Financing, Re-Renting and Disposition of Our Properties

       There is no limit on the level of debt that we may incur. We borrow funds on a secured and unsecured basis and intend to continue to do so in the future. We mortgage specific properties on a non-recourse basis (subject to standard carve-outs) to enhance the return on our investment in a specific property. On March 21, 2003 we concluded a $30 million credit line that is a recourse obligation. The new credit line replaced a $15 million credit line that would have expired on March 24, 2003. The proceeds of mortgage loans and amounts drawn on our credit line may be used for property acquisitions, investments in joint ventures, to reduce bank debt and for working capital purposes.

       We typically seek long-term fixed-rate mortgage financing soon after the acquisition of a property to avoid the risk of movement of interest rates and fluctuating supply and demand in the mortgage capital markets. Substantially all of our mortgages provide for amortization of part of the principal balance during the term, thereby reducing the refinancing risk at maturity. Some of our properties may be financed on a cross-defaulted or cross-collateralized basis, and we may collateralize a single financing with more than one property.

       After termination or expiration of any lease relating to any of our properties (either at lease expiration or early termination), we will seek to re-rent or sell such property in a manner that will maximize the return to us, considering, among other factors, the income potential and sale value of such property. We acquire properties for long-term investment for income purposes and do not typically engage in the turnover of investments. We will consider the sale of a property prior to termination or expiration of the relevant lease if a sale appears advantageous in view of our investment objectives. We may take a purchase money mortgage as partial payment in lieu of cash in connection with any sale and may consider local custom and prevailing market conditions in negotiating the terms of repayment. It is our policy to use any cash realized from the sale of properties, net of any distributions to stockholders to maintain our REIT status, to pay down amounts due under loan agreements (excluding real estate mortgage loans), if any, and for the acquisition of additional properties.

Other Types of Investments

       From time to time we have invested, on a limited basis, in publicly traded shares of other REITs and may make such investments on a limited basis in the future. We also may invest, on a limited basis, in the shares of entities not involved in real estate investments, provided that no such investment adversely affects our ability to qualify as a REIT under the Internal Revenue Code. We do not have any plans to invest in or to originate loans to other persons whether or not secured by real property. Although we have not done so in the past, we may issue securities in exchange for properties that fit our investment criteria. We have not, in the past, invested in the securities of another entity for the purpose of exercising control, and we do not have any present plans to invest in the securities of another entity for such purpose.

Competition

       We face competition for the acquisition of net leased properties from a variety of investors including domestic and foreign corporations and real estate companies, financial institutions, insurance companies, pension funds, investment funds, other REITs and individuals, some of which have significant advantages over us including a larger, more diverse group of properties and greater financial and other resources than we have. We believe that our management's experience in real estate, mortgage lending, credit underwriting and transaction structuring allows us to compete effectively for properties.

Risks Related to Our Company

The financial failure of our tenants would be likely to cause significant reductions in our revenues and equity in earnings of unconsolidated joint ventures and in the value of our portfolio.

       Substantially all of our revenues are derived from rental income generated by our properties, and 91% of our properties, based on 2002 revenues, are leased to single tenants. Accordingly, the financial failure or other default of a tenant in non-payment of rent or property-related expenses or the termination of a lease could cause a significant reduction in our revenues. Additionally, approximately 51.8% and 53.2% of our total revenues for the years ended December 31, 2002 and December 31, 2001, respectively, were derived from retail tenants. In addition, we anticipate that significant revenues will be realized in 2003 by our two movie theater joint ventures. Weakening of economic conditions in the retail or theater industries could result in the financial failure, or other default, of a significant number of our tenants. Two of our retail tenants have filed for protection under the federal bankruptcy laws, one of which ceased operating at the property it leased from us in February 2003. The other tenant represents approximately 1.7% of our 2003 contractual rental income and has continued to pay its monthly rent. It is possible that other tenants could file for protection under federal bankruptcy laws or state insolvency proceedings or could face similar difficulties in the future. In the event of a default by a tenant, we may experience delays in enforcing our rights as landlord and sustain loss of revenues and substantial costs in protecting our investment. We may also face liabilities arising from the tenant's actions or omissions that would reduce our revenues and the value of our portfolio. Also, if we are unable to re-rent any property when the existing lease terminates, for an extended period of time, we would receive no revenues from such property and could experience a decline in the value of the property.


A significant portion of our revenues is derived from four tenants. The default, financial distress or failure of any of these tenants could significantly reduce our revenues.

       L-3 Communications Corp. and Barnes & Noble, Inc. (a tenant at three separate properties) accounted for approximately 11.1% and 9.3%, respectively, of our total revenues for the year ended December 31, 2002 and account for 7.4% and 6.6%, respectively, of our 2003 contractual rental income. GE Medical Systems Information Technologies, Inc., a tenant at one of our properties, accounts for 9.8% of our 2003 contractual rental income and Regal Cinemas, Inc., a tenant at four theaters owned by our movie theater joint ventures, accounts for 8.7% of the 2003 contractual rental income. The default, financial distress or bankruptcy of any of these tenants could cause interruptions in the receipt or the loss of a significant amount of revenues and result in the vacancy of the property occupied by the defaulting tenant, which would significantly reduce our revenues and net income until the property is re-rented, and could decrease the ultimate sale value of the property.

The inability to repay our indebtedness could reduce cash available for distributions and cause losses.

       As of December 31, 2002, we had outstanding approximately $77.4 million in long-term mortgage indebtedness, all of which is non-recourse (subject to standard carve-outs). Our ratio of debt (including the $10 million outstanding under our line of credit) to total assets was approximately 49% as of December 31, 2002. In addition, our movie theater joint ventures have outstanding approximately $44.2 million in long-term mortgage indebtedness secured by six megaplex theaters and we expect that mortgages will be placed on the other three megaplex movie theaters owned by the movie theater joint ventures. The mortgage on the Brooklyn, NY movie theater presently held by us is in the process of being refinanced. The risks associated with our debt include the risk that our cash flow will be insufficient to meet required payments of principal and interest. Further, if a property or properties are mortgaged to collateralize payment of indebtedness and we are unable to make mortgage payments on the secured indebtedness, the lender could foreclose upon the property or properties resulting in a loss of revenues to us and a decline in the value of our portfolio. Even with respect to non-recourse indebtedness, the lender may have the right to recover deficiencies from us under certain circumstances that could result in a reduction in the amount of cash available to meet expenses and to make distributions and in a deterioration of our financial condition.

If we are unable to refinance our borrowings at favorable rates or otherwise raise funds, our net income may decline or we may be forced to sell properties on disadvantageous terms, which would result in the loss of revenues and in a decline in the value of our portfolio.

       Only a small portion of the principal of our mortgage indebtedness will be repaid prior to maturity and we do not plan to retain sufficient cash to repay such indebtedness at maturity. Accordingly, in order to meet these obligations, we will have to refinance debt or seek to raise funds through the financing of unencumbered properties, sale of properties or sale of additional equity. Between 2003 and 2007, we will have to refinance an aggregate of approximately $31.48 million of maturing debt, of which approximately $8.81 million and $2.91 million will have to be refinanced in 2003 and 2004, respectively. We can give no assurance that we will be able to refinance this debt or arrange additional debt financing on unencumbered properties on terms as favorable as the terms of existing indebtedness, or at all. If prevailing interest rates or other factors at the time of refinancing result in higher interest rates, our interest expense would increase, which would adversely affect our net income, financial condition and the amount of cash available to make distributions to stockholders. If we are not successful in refinancing our existing indebtedness or financing our unencumbered properties, selling properties on favorable terms or selling additional equity, our cash flow will not be sufficient to repay all maturing debt when payments become due, and we may be forced to dispose of properties on disadvantageous terms, which would result in the loss of revenues and in a decline in the value of our portfolio.

Increased borrowings could result in increased risk of default on our repayment obligations and increased debt service requirements.

       Our governing instruments do not contain any limitation on the amount of indebtedness we may incur. Accordingly, increased leverage could result in increased risk of default on our payment obligations related to borrowings and in an increase in debt service requirements which would reduce our net income and the amount of cash available to meet expenses and to make distributions to holders of our common stock.

If we are unable to re-rent properties upon the expiration of our leases, it could adversely affect our revenues and ability to make distributions and could reduce the value of our portfolio.

       Substantially all of our revenues are derived from rental income paid by tenants at our properties. We cannot predict whether current tenants will renew their leases upon the expiration of their terms. In addition, we cannot predict whether current tenants will attempt to terminate their leases, or whether defaults by tenants may result in termination of their leases prior to the expiration of their current terms. If tenants terminate or fail to renew their leases, or if leases terminate due to defaults, we may not be able to locate qualified replacement tenants and, as a result, we would lose a source of revenues while remaining responsible for the payment of our mortgage obligations and the expenses related to the properties, including real estate taxes. Even if tenants decide to renew their leases or we find replacement tenants, the terms of renewals or new leases, including the cost of required renovations or concessions to tenants, may be less favorable than current lease terms and could reduce the amount of cash available to meet expenses and to make distributions to holders of our common stock.

Uninsured and underinsured losses may affect the revenues generated by, the value of, and the return from, a property affected by a casualty or other claim.

       Substantially all of our tenants obtain, for our benefit, comprehensive insurance covering our properties in amounts that are intended to be sufficient to provide for the replacement of the improvements at each property. However, the amount of insurance coverage maintained for any property may not be sufficient to pay the full replacement cost of the improvements at the property following a casualty event. In addition, the rent loss coverage under the policy may not extend for the full period of time that a tenant may be entitled to a rent abatement as a result of, or that may be required to complete restoration following, a casualty event. In addition, there are certain types of losses, such as those arising from earthquakes, floods, hurricanes and terrorist attacks, that may be uninsurable or that may not be economically insurable. Changes in zoning, building codes and ordinances, environmental considerations and other factors also may make it impossible or impracticable for us to use insurance proceeds to replace damaged or destroyed improvements at a property. If restoration is not or cannot be completed to the extent, or within a period of time, specified in certain of our leases, the tenant may have the right to terminate the lease. If any of these or similar events occur, it may reduce our revenues, or the value of, or our return from, an affected property.

Our revenues and the value of our portfolio are affected by a number of factors that affect investments in real estate generally.

       We are subject to the general risks of investing in real estate. These include adverse changes in economic conditions and local conditions such as changing demographics, retailing trends and traffic patterns, declines in the rental rates we are able to obtain, changes in the supply and price of quality properties and the market supply and demand of competing properties, the impact of environmental laws, security concerns, prepayment penalties applicable under mortgage financing, changes in tax, zoning, building code, fire safety and other laws, the type of insurance coverages available in the market, and changes in the type, capacity and sophistication of building systems. Any of these conditions could have an adverse effect on our results of operations, liquidity and financial condition.

Our revenues and the value of our portfolio are affected by a number of factors that affect investments in leased real estate generally.

       We are subject to the general risks of investing in leased real estate. These include the non-performance of lease obligations by tenants, improvements that will be costly or difficult to remove should it become necessary to re-rent the leased space for other uses, covenants in certain retail leases that limit the types of tenants to which available space can be rented (which may limit demand or reduce the rents realized on re-renting), rights of termination of leases due to events of casualty or condemnation affecting the leased space or the property or due to interruption of the tenant's quiet enjoyment of the leased premises, and obligations of a landlord to restore the leased premises or the property following events of casualty or condemnation. Any of these conditions could have an adverse impact on our results of operations, liquidity and financial condition.

Our real estate investments are relatively illiquid and their values may decline.

       Real estate investments are relatively illiquid. Therefore, we will be limited in our ability to reconfigure our real estate portfolio in response to economic changes. We may encounter difficulty in disposing of properties when tenants vacate either at the expiration of the applicable lease or otherwise. If we decide to sell any of our properties, our ability to sell these properties and the prices we receive on their sale will be affected by the number of potential buyers, the number of competing properties on the market and other market conditions, as well as whether the property is leased and if it is leased, the terms of the lease. As a result, we may be unable to sell our properties for an extended period of time without incurring a loss, which would adversely affect our results of operations, liquidity and financial condition.

The concentration of our properties in certain geographic areas may make our revenues and the value of our portfolio vulnerable to adverse changes in local economic conditions.

       We do not have specific limitations on the total percentage of our real estate properties that may be located in any one area. Consequently, properties that we own may be located in the same or a limited number of geographic regions. Approximately 55.1% of our total revenues for the year ended December 31, 2002 and approximately 56.6% of our total revenues for the year ended December 31, 2001 were derived from properties located in New York and Texas. As a result, a decline in the economic conditions in these geographic regions, or in geographic regions where our properties may be concentrated in the future, may have an adverse effect on the rental and occupancy rates for, and the property values of, these properties, which could lead to a reduction in our revenues and in the value of these properties.

Our inability to control our joint ventures could result in diversion of time and effort by our management and the inability to achieve the goals of the joint venture agreement.

       We presently are a venturer in four joint ventures which own 11 properties and represent an equity investment of $23.5 million by us. Our joint venture investments may involve risks not otherwise present in investments made solely by us, including that our co-venturers may have different interests or goals than we do, or that our co-venturers may not be able or willing to take an action that is desired by us. Because neither we nor any of our co-venturers have full control over the joint venture, disagreements with or among our co-venturers could result in substantial diversion of time and effort by our management team and the inability to successfully acquire, operate, finance, lease or sell properties as intended by our joint venture agreements. In addition, since there is no limitation under our organizational documents as to the amount of funds that may be invested in joint ventures, we may invest a significant amount of our funds into joint ventures which ultimately may not be profitable as a result of disagreements with or among our co-venturers.

Our joint venture agreements contain provisions related to the transfer of our interest, disputes between venturers and future capital contributions that could limit our ability to liquidate our interest or adversely affect the value of our investment.

The joint venture agreements entered into for each of our joint ventures provide that we cannot finance or transfer our interest in the venture without the consent of the other venturers. If we are unable to obtain the consent of our co-venturers to a proposed financing or transfer of our joint venture interest, we may be unable to dispose of such interest on favorable terms. The joint venture agreements also contain provisions governing disputes between the venturers that could obligate us to acquire the interest of other venturers on unfavorable terms or without adequate time to obtain satisfactory financing or force us to sell our interest on terms that may be disadvantageous. In addition, if we fail to contribute any additional capital that we are required to contribute to the joint venture in the future, our interest in the joint venture may be reduced disproportionately, or another venturer may elect to fund our portion of the capital contribution, which would result in that venturer acquiring a preferred rate of return and a right to receive interest on the amount of such contribution. The occurrence of any of these events would adversely affect the value of our investment in the joint venture.

Competition in the real estate business is intense and could reduce our revenues and harm our business.

       We compete for real estate investments with all types of investors, including domestic and foreign corporations and real estate companies, financial institutions, insurance companies, pension funds, investment funds, other REITs and individuals. Many of these competitors have significant advantages over us, including a larger, more diverse group of properties and greater financial and other resources. Our failure to compete successfully with these competitors could result in our inability to identify and acquire valuable properties and to achieve our growth objectives.

Compliance with environmental regulations and associated costs could adversely affect our liquidity.

       Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at the property and may be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred in connection with contamination. The cost of investigation, remediation or removal of hazardous or toxic substances may be substantial, and the presence of such substances, or the failure to properly remediate a property, may adversely affect our ability to sell or rent the property or to borrow money using the property as collateral. In connection with our ownership, operation and management of real properties, we may be considered an owner or operator of the properties and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and liability for injuries to persons and property, not only with respect to properties we own now or may acquire, but also with respect to properties we have owned in the past.

       We cannot provide any assurance that existing environmental studies with respect to any of our properties reveal all potential environmental liabilities, that any prior owner of a property did not create any material environmental condition not known to us, or that a material environmental condition does not otherwise exist, or may not exist in the future, as to any one or more of our properties. If a material environmental condition does in fact exist, or exists in the future, it could have a material adverse impact upon our results of operations, liquidity and financial condition.

Our senior management and other key personnel are critical to our business and our future success depends on our ability to retain them.

       We depend on the services of Fredric H. Gould, chairman of our board of directors, Jeffrey Fishman, our president and chief executive officer, and other members of our senior management to carry out our business and investment strategies. Only two officers, Mr. Fishman and Lawrence G. Ricketts, Jr., our vice president, acquisitions, devote substantially all of their business time to our company. The remainder of our management personnel share their services on a part-time basis with entities affiliated with us and located in the same executive offices. In addition, Messrs. Fishman and Ricketts devote a limited amount of their business time to entities affiliated with us. As we expand, we will continue to need to attract and retain qualified senior management and other key personnel, both on a full-time, as well as on a part-time basis. The loss of the services of any of our senior management or other key personnel, or our inability to recruit and retain qualified personnel in the future, could impair our ability to carry out our business and investment strategies.

Our transactions with affiliated entities involve conflicts of interest.

       We have entered into a number of transactions with persons and entities affiliated with us and with certain of our officers and directors and we intend to enter into transactions with such persons in the future. For a description of our current transactions with affiliates, please see the information under the heading "Certain Relationships and Allocated Expenses." Although our policy is to insure that we receive terms in transactions with affiliates that are at least as favorable to us as similar transactions we would enter into with unaffiliated persons, these transactions raise the potential that we may not receive terms as favorable as those that we would receive if the transactions were entered into with unaffiliated entities. In addition, although policies are in place to insure that all potential acquisitions of "net leased" properties are first offered to us, we and our affiliated entities may have opportunities, from time to time, to make investments in the same properties and if our officers and directors fail to provide us with the opportunity to acquire a valuable property that meets our investment criteria, we could be deprived of a valuable investment property.

We are required by certain of our net lease agreements to pay property related expenses that are not the obligations of our tenants.

       Under the terms of substantially all of our net lease agreements, in addition to satisfying their rent obligations, our tenants are responsible for the payment of real estate taxes, insurance and ordinary maintenance and repairs. However, in the case of certain leases, we may pay some expenses, such as the costs of environmental liabilities, structural repairs, insurance and certain non-structural repairs and repairs and maintenance. If our properties incur significant expenses that must be paid by us under the terms of our lease agreements, our business, financial condition and results of operations will be adversely affected and the amount of cash available to meet expenses and to make distributions to holders of our common stock may be reduced.

Compliance with the Americans with Disabilities Act could be costly.

       Under the Americans with Disabilities Act of 1990, all public accommodations must meet federal requirements for access and use by disabled persons. A determination that our properties do not comply with the Americans with Disabilities Act could result in liability for both governmental fines and damages. If we are required to make unanticipated major modifications to any of our properties to comply with the Americans with Disabilities Act, which are determined not to be the responsibility of our tenants, we could incur unanticipated expenses that could have an adverse impact upon our results of operations, liquidity and financial condition.


We cannot assure you of our ability to pay dividends in the future.

       We intend to pay quarterly dividends and to make distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to quality for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by the risk factors described in this Annual Report. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will be able to pay dividends in the future.

Risks Related to the REIT Industry

Failure to qualify as a REIT would result in a material adverse tax consequences and would significantly reduce cash available for distributions.

       We believe that we operate so as to qualify as a REIT under the Internal Revenue Code. Qualification as a REIT involves the application of technical and complex legal provisions for which there are limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In addition, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. If we fail to quality as a REIT, we will be subject to federal, state and local income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and would not be allowed a deduction in computing our taxable income for amounts distributed to stockholders. In addition, unless entitled to relief under certain statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. The additional tax would reduce significantly our net income and the cash available for distributions to stockholders.

We are subject to certain distribution requirements that may result in our having to borrow funds at unfavorable rates.

       To obtain the favorable tax treatment associated with being a REIT, we generally will be required, among other things, to distribute to our stockholders at least 90% of our ordinary taxable income (excluding capital gains) each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

       As a result of differences in timing between the receipt of income and the payment of expenses, and the inclusion of such income and the deduction of such expenses in arriving at taxable income, and the effect of nondeductible capital expenditures, the creation of reserves and the timing of required debt service (including amortization) payments, we may need to borrow funds on a short-term basis in order to make the distributions necessary to retain the tax benefits associated with qualifying as a REIT, even if we believe that then prevailing market conditions are not generally favorable for such borrowings. Such borrowings could reduce our net income and the cash available for distributions to holders of our common stock.


Compliance with REIT requirements may hinder our ability to maximize profits.

       In order to qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning among other things, our sources of income, the amounts we distribute to our stockholders and the ownership of our stock. We may also be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Accordingly, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

       In order to qualify as a REIT, we must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, no more than 5% of the value of our assets can consist of the securities of any one issuer, other than a qualified REIT security. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. This requirement could cause us to dispose of assets for consideration of less than their true value and could lead to a material adverse impact on our results of operations and financial condition.

                               Executive Officers

The following sets forth information with respect to our executive officers:

       NAME                        AGE          POSITION WITH THE COMPANY
       ----                        ---          -------------------------

Fredric H. Gould                    67            Chairman of the Board *

Jeffrey Fishman                     44            President and Chief Executive
                                                  Officer

Jeffrey A. Gould                    37            Senior Vice President *

Matthew J. Gould                    43            Senior Vice President*

Israel Rosenzweig                   55            Senior Vice President

Simeon Brinberg                     69            Senior Vice President **

David W. Kalish                     56            Senior Vice President and
                                                  Chief Financial Officer

Mark H. Lundy                       41            Secretary **

Seth D. Kobay                       48            Vice President and Treasurer

Karen Dunleavy                      44            Vice President, Financial

Lawrence G. Ricketts                26            Vice President, Acquisitions

*  Matthew Gould and Jeffrey Gould are Fredric H. Gould's sons.

** Mark H. Lundy is Simeon Brinberg's son-in-law.

       Each of the above listed executive officers will hold office until the next annual meeting of the Board of Directors, scheduled for June 23, 2003, or until their respective successors are elected and shall qualify. The information below sets forth the business experience of our officers for at least the past five years.

Fredric H. Gould. Mr. Gould has served as Chairman of the Board of One Liberty Properties since 1989 and as Chief Executive Officer from December, 1999 to December, 2001. Mr. Gould has served as Chairman of the Board of Trustees of BRT Realty Trust, a real estate investment trust, since 1984 and Chief Executive Officer of BRT Realty Trust from 1996 to December 31, 2001. Since 1985 Mr. Gould has been an executive officer (currently Chairman of the Board) of the managing general partner of Gould Investors L.P., a limited partnership primarily engaged in the ownership and operation of real properties and he serves as sole member of a limited liability company which is the other general partner of Gould Investors L.P. He is President of the advisor to BRT Realty Trust and a director of EastGroup Properties, Inc. EastGroup Properties, Inc. is a real estate investment trust that focuses on ownership of industrial properties in major sunbelt markets throughout the United States.

Jeffrey Fishman. Mr. Fishman has been President and Chief Operating Officer of One Liberty Properties from December, 1999 until December, 2001 and Chief Executive Officer since January 1, 2002. From 1996 to December 1999, Mr. Fishman was a Senior Managing Director of Cogswell Properties, LLC, a real estate property owner and manager. For more than five years prior to 1996, he was President of Britannia Management Services, Inc., a real estate property owner and manager.

Jeffrey A. Gould. Mr. Gould has been President and Chief Operating Officer of BRT Realty Trust from March 1996 to December 2001 and President and Chief Executive Officer of BRT Realty Trust since January 1, 2002. Mr. Gould has served as a Trustee of BRT Realty Trust since March 1997. Mr. Gould has been a Vice President of One Liberty Properties since 1989 and a Senior Vice President and Director since December, 1999. He is also a Senior Vice President of the managing general partner of Gould Investors L.P. since 1996.

Matthew J. Gould. Mr. Gould has served as President of the managing general partner of Gould Investors L.P. since 1996. He served as President and Chief Executive Officer of One Liberty Properties from 1989 to December, 1999 and became a Senior Vice President and Director of One Liberty Properties in December 1999. He has been a Vice President of BRT Realty Trust since 1986, a Trustee of BRT Realty Trust since March 2001 and he also serves as a Vice President of the advisor to BRT Realty Trust.

Israel Rosenzweig. Mr. Rosenzweig is a Vice President of the managing general partner of Gould Investors L.P.. He has been a Senior Vice President of One Liberty Properties since June, 1997 and a Senior Vice President of BRT Realty Trust since March 1998. From November 1994 to April 1997 he was a Senior Vice President and Chief Lending Officer of Bankers Federal Savings and Loan Association.
 Mr. Rosenzweig is a Director of Nautica Enterprises, Inc., a company which designs, sources, markets and distributes apparel.

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

Mark H. Lundy. In addition to being Secretary of One Liberty Properties since June 1993 and a Vice President since June 2000, Mr. Lundy has been a Vice President of BRT Realty Trust since April 1993 and a Vice President of the managing general partner of Gould Investors L.P. since July 1990. He is an attorney-at-law and a member of the New York and District of Columbia Bars.

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


Lawrence G. Ricketts. Mr. Ricketts has been Vice President, Acquisitions of One Liberty Properties since December 1999 and has been employed by us since January 1999. From May 1998 to January 1999, he was employed as an analyst by BRT Funding Corp., a subsidiary of BRT Realty Trust. He graduated from Fairfield University in May 1998.

Item 2. Properties

       As of December 31, 2002, we owned 33 properties and participated in 4 joint ventures that owned a total of 11 properties. The following table sets forth information as of December 31, 2002 concerning each property in which we currently own an equity interest and the operator of the business occupying the property (which is not necessarily the same enterprise as the actual tenant). Except as otherwise noted, we own 100% of each property:

                                                                                                                       Approx.
                            Type of                                                            % of 2003              Rentable
Location                   Property                        Operator                         Rental Revenues (1)        Sq. Ft.
--------                   --------                        --------                         -------------------        -------

Jupiter, FL                 Flex                    GE Medical Systems                            9.85%                188,567
                                                    Information Technologies, Inc.

Hauppauge, NY               Flex                    L-3 Communications Corporation                7.38%                149,870

El Paso, TX                 Retail                  Barnes & Noble, Inc.; Best Buy                7.02%                110,179
                                                    Co., Inc.; CompUSA, Inc.;
                                                    Mattress Firm

Hanover, PA                 Industrial              The ESAB Group, Inc.                          6.23%                458,560

Columbus, OH                Retail                  Kittle's Home Furnishing                      4.19%                 96,924
                                                    Center, Inc.

Brooklyn, NY                Office                  The City of New York                          4.04%                 66,000

Plano, TX                   Retail                  Golfsmith International, L.P.,                3.81%                 51,018
                                                    BDP, L.C. - franchise of
                                                    Bassett Furniture Industries, Inc.

Ronkonkoma, NY              Flex                    Cedar Graphics, Inc.; Gavin Mfg. Corp.        3.33%                 89,500

Live Oak, TX (2)            Theater                 Regal Cinemas, Inc.                           3.11%                 81,836

Lake Charles, LA            Retail                  Party City Corporation; Office Max, Inc.;     3.01%                54,229
                                                    Pet Smart, Inc.

Manhattan, NY               Residential             Stanford Realty Associates, Inc.              2.85%                125,000

Brooklyn, NY (2)            Theater                 Pritchard Square Cinema  LLC                  2.71%                 33,120

Henrietta, NY (2)           Theater                 Regal Cinemas, Inc.                           2.61%                 76,315

Ft. Myers, FL               Retail                  Barnes & Noble, Inc                           2.44%                 29,993

Grand Rapids, MI            Health & Fitness        Trinity Health- Michigan                      2.33%                130,000

Greenwood Village, CO       Retail                  Gart Bros. Sporting Goods Company             2.01%                 45,000

Atlanta, GA                 Retail                  The Sports Authority, Inc.                    2.09%                 50,400

Lubbock, TX (2)             Theater                 Cinemark USA, Inc.                            1.96%                 60,732



                                                                                                                      Approx.
                            Type of                                                            % of 2003              Rentable
Location                   Property                      Operator                          Rental Revenues (1)         Sq. Ft.
--------                   --------                      --------                          -------------------         -------

Champaign, IL               Retail                  Barnes & Noble, Inc.                           1.91%                50,530

Norwalk, CA (2)             Theater                 American Multi-Cinema, Inc.                    1.88%                80,000

Morrow, GA (2)              Theater                 American Multi-Cinema, Inc.                    1.87%                88,000

Lewisville, TX              Retail                  Footstar, Inc.                                 1.86%                21,043

Mesquite, TX                Retail                  BDP, L.C. - franchise of                       1.77%                22,900
                                                    Bassett Furniture Industries, Inc.

Chattanooga, TN             Retail                  Rhodes, Inc. - subtenant of Kmart Corp.        1.71%                72,897

Austell, GA (2)             Theater                 Regal Cinemas, Inc.                            1.68%                88,660

Selden, NY                  Retail                  Petco Animal Supplies, Inc.                    1.47%                14,550

Tucker, GA                  Health & Fitness        LA Fitness International, LLC                  1.44%                58,800

Beavercreek, OH (2)         Theater                 Regal Cinemas, Inc.                            1.34%                75,149

Grand Rapids, MI            Health & Fitness        Trinity Health - Michigan                      1.31%                72,000

Roanoke, VA (2)             Theater                 Consolidated Theaters Holdings, G.P.           1.19%                51,222

Batavia, NY                 Retail                  OfficeMax, Inc.                                1.19%                23,483

Columbus, OH                Industrial              The Kroger Co.                                 1.15%               100,220

Houston, TX                 Retail                  Party City Corporation                         1.03%                12,000

New Hyde Park, NY           Industrial              Lawson Mardon USA Inc.                          .95%                89,000

Cedar Rapids, IA            Retail                  Ultimate Electronics, Inc.                      .86%                15,400

Shreveport, LA (2)          Retail                  Footstar, Inc.                                  .82%                17,108

Killeen, TX                 Retail                  Hollywood Entertainment Corp.                   .77%                 8,000

Miami, FL (2)               Industrial              United States Cold                              .73%               396,000
                                                    Storage Inc.

Houston, TX                 Retail                  The Kroger Co.                                  .71%                38,448

Rosenberg, TX               Retail                  Hollywood Entertainment Corp.                   .61%                 8,000







                                                                                                                      Approx.
                             Type of                                                             % of 2003            Rentable
Location                    Property                            Operator                    Rental Revenues (1)        Sq. Ft.
--------                    --------                            --------                    -------------------        -------


West Palm Beach, FL         Industrial              BellSouth Telecommunications Inc.               .47%                10,361

Seattle, WA                 Retail                  Payless Shoe Source, Inc.                       .26%                 3,038

Hamilton, NY                Retail                  Ames Department Stores, Inc. (3)                .05%                43,200

Ottumwa, IA                 Retail                  Vacant                                            0%                 3,072
                                                                                                      -                  -----

         TOTAL                                                                                      100%             3,360,324
                                                                                                    ===              =========


         (1) Reflects percentage of 2003 contractual rental income which includes rental income that is payable to us during 2003, including our share of the rental income payable to our joint ventures, and does not include rent that we would receive if our two vacant properties are rented, rental income from one property acquired in February 2003 and an increase in rental income from one property at the rate of $216,000 per annum to be received by us commencing the date we substantially complete renovations at the property estimated to cost us $1,750,000.

         (2) Owned by a joint venture in which we are a venturer. Percentage of revenues indicated represents our share of the revenues of the venture. Approximate rentable square footage indicated represents the total rentable square footage of the property owned by the venture.

         (3) Tenant, which filed for bankruptcy protection and then liquidated, terminated the lease in February 2003.

         The occupancy rate for our properties, based on total rentable square footage was in excess of 99% for each of 2001 and 2002.

         Our properties are located in fifteen states. The following table sets forth certain information, presented by state, related to our properties as of December 31, 2002, including the properties owned by joint ventures in which we are a venturer.


                           Number                                                        Approximate
                             Of                Net Book           2003 Rental              Rentable
State                    Properties            Value(1)           Revenues (2)           Square Feet
-----                    ----------            --------           ------------           -----------

New York                     10              $38,948,906          $5,598,317                 710,038
Texas                        10               42,191,241           4,768,934                 414,156
Florida                       4               22,383,695           2,841,356                 624,921
Georgia                       4               10,299,619           1,495,142                 285,860
Ohio                          3                9,190,065           1,406,931                 272,293
Pennsylvania                  1               11,130,264           1,311,717                 458,560
Other                        12               29,746,939           3,639,090                 594,496
                             --               ----------           ---------                 -------
     Total                   44             $163,890,729         $21,061,487               3,360,324
                             ==             ============         ===========               =========
-----------

(1) Historical book value is not necessarily indicative of current market value.

(2) Reflects 2003 contractual rental income which includes rental income that is payable to us during 2003, including our share of the rental income payable to our joint ventures, and does not include rent that we would receive if our two vacant properties are rented, rental income from one property acquired in February 2003 and an increase in rental income from one property at the rate of $216,000 per annum to be received by us commencing the date we substantially complete renovations at the property estimated to cost us $1,750,000.

       At December 31, 2002, we had first mortgages on 22 of the 33 properties we owned as of that date (excluding properties owned by our joint ventures). At December 31, 2002, we had $77,367,000 principal amount of mortgages outstanding, bearing interest at rates ranging from 6.25% to 8.8%. Substantially all mortgages contain prepayment penalties. The following table sets forth scheduled principal mortgage payments due for our properties as of December 31, 2002 (assuming no payment is made on principal on any outstanding mortgage in advance of its due date):

                                                    PRINCIPAL PAYMENTS DUE
         YEAR                                         IN YEAR INDICATED
         ----                                        (Amounts in Thousands)
                                                     ---------------------
         2003                                              $9,969 (1)
         2004                                               4,148
         2005                                               9,428
         2006                                               8,806
         2007                                               4,949
         2008 and thereafter                               40,067
         ----                                              ------
             Total                                        $77,367
                                                          =======

(1) Amount indicated is comprised of two mortgages, one of which is being refinanced and we have filed a mortgage application for such refinancing; the other has been extended on a month to month basis and we have filed a mortgage application with respect to a refinancing. Although we can give no assurances, we expect that the mortgages coming due in 2003, listed in the above table, will be refinanced for at least the principal balances due and owing.

Significant Properties

       As of December 31, 2002, no property owned by us had a book value equal to or greater than 10% of our total assets. Only the Hauppauge, NY property had annual revenues in the year ending December 31, 2002 which accounted for more than 10% of our aggregate annual gross revenues. The following sets forth the information concerning this property.

Hauppauge, NY Property

             Description of Hauppauge, NY Property

       The Hauppauge, NY Property, owned in fee, was constructed in 1981 and acquired by us in December, 2000. It is located in an industrial park, approximately one mile north of the Long Island Expressway, in Suffolk County, New York. The Hauppauge Property, a 17.4 acre parcel, is improved with a 149,870 square foot flex building. The lease gives us the right to subdivide five acres delineated in the lease and sell, lease or develop said five acre parcel. We have completed a subdivision of four of the delineated five acres and have submitted a proposal to a governmental agency to build a one story, 43,000 square foot office building for the agency which will enter into a 20 year net lease for 100% of the space at the property. There are no assurances that this project will be completed or completed based on current negotiations. We will not commence construction unless and until a lease is signed with such governmental agency or another suitable tenant.

       The property is adequate for its current use and, except for the development of the four acre subdivided plot, there are no plans in place for renovations or improvements to the property.

             Description of Lease

       The existing building on the property is occupied by L-3 Communications Corporation, a wholly owned subsidiary of L-3 Communications Holdings, Inc., under a lease which expires December 31, 2014, with three 5-year tenant renewal options and provides for a current base rent of $1,554,925 per annum ($10.37 per square foot) increasing each calendar year during the term and any extended term. The tenant is responsible for maintenance and repairs to the premises. The tenant utilizes the facility for offices, research and development and light manufacturing. The current tenant and its predecessor have occupied the property for more than the past five years.

       The realty tax rate for this property is $1.2318 per $1,000 of assessed value and the annual real estate taxes are $329,135.

             Mortgage

       On April 25, 2001, we obtained a $9,900,000 non-recourse first mortgage loan secured by the Hauppauge, NY property. The mortgage loan bears interest at 7.9% per annum, matures on January 1, 2015 and is being amortized based on a 25-year amortization schedule. Assuming no additional payments are made on the principal in advance of the maturity date, the principal balance due at maturity will be approximately $6,869,000. We have the right to prepay this mortgage provided we pay a yield maintenance penalty. The mortgagee released the mortgage lien from the subdivided four acres without a principal payment.

Item 3.  Legal Proceedings

       Neither we nor our properties are presently subject to any material litigation in which we are defendant nor, to our knowledge, is any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business, which collectively are not expected to have a material adverse effect on our business, financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

       There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Form 10-K.

                                   Part II

Item 5.Market for the Registrant's Common Equity and Related Stockholder Matters

       The following table sets forth the high and low prices for our Common Stock and our Convertible Preferred Stock as reported by the American Stock Exchange and the per share cash distributions paid on the Common Stock and Preferred Stock during each quarter of the years ended December 31, 2002 and 2001.


                                 COMMON STOCK                                  PREFERRED STOCK
                                 ------------                                  ---------------
                                                DISTRIBUTIONS                                  DISTRIBUTIONS
2002                       HIGH         LOW       PER SHARE               HIGH        LOW        PER SHARE
----                       ----         ---       ---------               ----        ---        ---------

First Quarter              $17.00       $14.60         $.33              $17.75      $16.80          $.40
Second Quarter             $17.50       $14.90         $.33              $17.50      $16.60          $.40
Third Quarter              $15.30       $13.50         $.33              $18.00      $16.50          $.40
Fourth Quarter             $15.47       $14.30         $.33*             $18.25      $17.55          $.40 *


2001
----

First Quarter              $12.25       $11.00         $.30              $15.28      $13.50          $.40
Second Quarter             $13.98       $11.75         $.30              $17.10      $14.60          $.40
Third Quarter              $14.41       $13.58         $.30              $18.00      $16.10          $.40
Fourth Quarter             $15.00       $13.50         $.30 *            $17.80      $16.75          $.40 *


       * A cash distribution of $.33 and $.40 was paid on the Common Stock and Preferred Stock, respectively, on January 2, 2003 and a cash distribution of $.30 and $.40 was paid on the Common and Preferred Stock, respectively, on January 3, 2002. The cash distributions paid in January 2003 and January 2002 are considered as being paid in the fourth quarter of 2002 and 2001, respectively.

       The Common Stock and Convertible Preferred Stock trade on the American Stock Exchange, under the symbols OLP and OLP Pr, respectively. As of March 6, 2003 there were 377 common and 126 preferred stockholders of record and we estimate that at such date there were approximately 1,400 and 925 beneficial owners of the Common and Preferred Stock, respectively.

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

Item 6.  Selected Financial Data

The following table sets forth the selected consolidated statement of operations data for each of the periods indicated, all of which are derived from our audited consolidated financial statements and related notes. The selected financial data for each of the three years in the period ended December 31, 2002 and as of December 31, 2001 and 2002 should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                             As of and for the Year Ended
                                                                                     December 31
                                                                   (Amounts in Thousands, Except Per Share Data)

                                                                 2002       2001        2000       1999      1998
                                                                 ----       ----        ----       ----      ----
OPERATING DATA
--------------

Revenues                                                        $15,705    $15,237     $12,669    $10,180   $10,133
Earnings before equity in earnings of unconsolidated
   joint ventures and gain on sale                                4,813      4,671       4,142      4,753     5,286
Equity in earnings of unconsolidated joint ventures               1,078         83           -          -         -
Net (loss) gain on sale of real estate and gain on
   sale of available-for-sale securities                            (11)       112       3,790        126     1,132
Net income                                                        5,880      4,866       7,932      4,879     6,418
Calculation of net income
   applicable to common stockholders:
       Net income                                                 5,880      4,866       7,932      4,879     6,418
       Less: dividends and  accretion on preferred stock          1,037      1,037       1,044      1,247     1,452
Net income applicable to common  stockholders                    $4,843     $3,829      $6,888    $ 3,632    $4,966
Weighted average number of common
   shares outstanding:
       Basic                                                      4,614      3,019       2,993      2,960     2,297
       Diluted                                                    4,644      3,036       3,528      2,963     2,298
Net income per common share:
   Basic                                                          $1.05      $1.27       $2.30      $1.23     $2.16
   Diluted                                                        $1.04      $1.26       $2.25      $1.23     $2.16
Cash distributions per share of:
   Common Stock                                                   $1.32      $1.20       $1.20      $1.20     $1.20
   Preferred Stock                                                $1.60      $1.60       $1.60      $1.60     $1.60

BALANCE SHEET DATA
------------------
Real estate investments, net                                   $140,437   $118,564    $121,620    $70,770   $59,831
Investment in unconsolidated joint ventures                      23,453      6,345           -          -         -
Cash and cash equivalents                                         2,624      2,285       2,069     11,247    19,089
Total assets                                                    179,609    132,939     128,219     85,949    82,678
Mortgages payable                                                77,367     76,587      64,123     35,735    29,422
Line of credit                                                   10,000          -      10,000          -         -
Total liabilities                                                90,915     78,591      74,843     36,147    30,960
Total stockholders' equity                                       88,694     54,348      53,376     49,802    38,495

OTHER DATA
----------
Funds from operations applicable to
   common stockholders (Note a)                                  $7,757     $6,303      $5,324     $5,127    $5,363
Funds from operations per common share:
   Basic                                                          $1.68      $2.09       $1.78      $1.46     $1.43
   Diluted                                                        $1.67      $2.08       $1.78      $1.46     $1.43

Cash flow provided by (used in):
   Operating activities                                          $8,344     $6,764      $5,840     $5,826    $5,810
   Investing activities                                         (48,056)    (5,702)    (39,324)   (10,743)   (6,705)
   Financing activities                                          40,051       (846)     24,306     (2,926)   18,378



       Note a: We consider funds from operations ("FFO") as defined by the National Association of Real Estate Investment Trusts ("NAREIT") to be an appropriate supplemental disclosure of operating performance for an equity REIT due to its widespread acceptance and use within the REIT and analyst communities. FFO is presented to assist investors in analyzing our performance. However, our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent cash generated from operations as defined by GAAP and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating our performance or to cash flows as a measure of liquidity.

       NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs) and after adjustments for unconsolidated partnerships and joint ventures. Effective January 1, 2000, NAREIT clarified the definition of FFO to include non-recurring events except those that are defined as "extraordinary items" under GAAP.



   Funds from operations is calculated in the following table (amounts in thousands):

                                                               2002        2001       2000        1999      1998
                                                               ----        ----       ----        ----      ----


Net income                                                     $5,880     $ 4,866    $ 7,932     $ 4,879   $ 6,418
Add: depreciation of properties                                 2,617       2,584      2,113       1,478     1,184
Add: our share of depreciation in unconsolidated
   joint ventures                                                 268          16          -           -         -
Add: provision for valuation adjustment of real estate              -           -        125           -       157
Deduct: loss (gain) on sale of real estate                         29        (126)    (3,802)        (62)   (1,102)
Deduct: preferred distributions                                (1,037)     (1,037)    (1,044)     (1,168)   (1,294)
                                                               ------      ------     ------      ------    ------

Funds from operations applicable to common stockholders        $7,757     $ 6,303    $ 5,324     $ 5,127   $ 5,363
                                                               ======     =======    =======     =======   =======


Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

General

       We are a self-administered REIT and we primarily own real estate that we net lease to tenants. As of December 31, 2002 we owned 33 properties and we are a member of four joint ventures that owned a total of 11 properties. Our 44 properties are located in 15 states.

       We have elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of ordinary taxable income to our shareholders. We intend to adhere to these requirements and to maintain our REIT status.

       Our principal business strategy is to acquire improved, commercial properties subject to long-term net leases. We acquire properties for their value as long-term investments and for their ability to generate income over an extended period of time. We borrow funds on a secured and unsecured basis to finance the purchase of real estate and we intend to continue to do so in the future.

       Our rental properties are generally leased to corporate tenants under operating leases substantially all of which are noncancellable. Substantially all of our lease agreements are net lease arrangements that require the tenant to pay not only rent, but also substantially all of the operating expenses of the leased property including maintenance, taxes, utilities and insurance. A majority of our lease agreements provide for periodic rental increases and certain of our other leases provide for increases based on the consumer price index.

       In the latter part of 2001 and in 2002, we entered into two joint ventures organized for the purpose of acquiring and owning megaplex stadium-style movie theaters. We own a 25% equity interest in the first joint venture organized for this purpose and a 50% equity interest in the second joint venture organized for this purpose. These joint ventures have acquired one partial stadium-style movie theater and eight megaplex stadium-style movie theaters for a total consideration of $97.7 million. Our equity investment in these ventures at December 31, 2002 was $20 million, net of distributions from the joint ventures.

       Venturers holding at least 75% of the aggregate membership interests in both these joint ventures must approve all material decisions, except for property acquisitions which require unanimous approval. Under the joint venture operating agreements, we receive an acquisition fee from each venture equal to 0.5% of the purchase price of each property acquired by the joint venture, other than the initial property acquired in 2001. In addition, Majestic Property Management Corp., a company owned by our chairman of the board and in which certain of our executive officers are officers, will receive a management fee equal to 1% of all rents received by the joint ventures from single-tenant properties and a management fee equal to 3% of all rents received by the joint ventures from multi-tenant properties. Majestic will receive leasing and mortgage brokerage fees at any property owned by the joint ventures at a rate equal to 80% of the then market cost. Majestic will also receive a construction supervision fee equal to 8% of the cost of any capital improvements to a joint venture owned property and a sales commission equal to 1% of the sales price of any properties that are sold.

       In February 2002, we contributed our leasehold interest in an industrial property in Miami, Florida to a joint venture with the owners of the fee estate in that property in exchange for an approximately 36% interest in the joint venture. In December 2002, we invested $2.4 million for a 50% interest in a joint venture which owns a free standing retail property located in Shreveport, Louisiana.

       At December 31, 2002, excluding mortgages payable of our unconsolidated joint ventures, we had 22 outstanding mortgages payable, aggregating $77.4 million in principal amount, all of which are secured by first liens on individual real estate investments with an aggregate carrying value of approximately $119.9 million before accumulated depreciation. The mortgages bear interest at fixed rates ranging from 6.25% to 8.8%, and mature between 2003 and 2017.

Results of Operations

Comparison of Years Ended December 31, 2002 and December 31, 2001.

Revenues

       Our revenues consist primarily of rental income from tenants in our rental properties. In the latter part of 2001 we identified megaplex movie theaters, particularly stadium-style movie theaters, as an attractive investment opportunity and made a business judgment to invest in this class of assets with joint venture partners. Our equity investment in movie theater joint ventures was $20 million at December 31, 2002, net of distributions from the joint ventures. In February 2002 we contributed our leasehold position in an industrial building to a joint venture organized by us with the owners of the fee estate of the property and in December 2002, we invested $2.4 million in a joint venture which owns one free standing retail property.

       Investments by us in 2002 in joint venture activities, particularly in the movie theater joint ventures, rather than solely in properties owned by us, and the contribution of our leasehold position in an industrial property to a joint venture, were the major reasons for a decrease in rental income of $174,000, or 1%, to $14.9 million for the year ended December 31, 2002 from $15.1 million for the year ended December 31, 2001. Rental income also decreased as a result of the sale of three retail properties and the vacancy of two retail properties in 2002. Rental income was positively impacted by rent increases at five of our properties and from rental income earned on three properties acquired by us between September 2002 and December 2002.

       Interest and other income increased by $642,000, or 349%, from $184,000 for the year ended December 31, 2001 to $826,000 for the year ended December 31, 2002. Approximately $268,000 of this increase was due to net acquisition fees received by us from the movie theater joint ventures. The net acquisition fees, calculated pursuant to our joint venture agreements at 0.5% of the purchase price of eight properties acquired during 2002, reflects a reduction based on our proportionate share of ownership in the joint ventures. Interest earned on three mortgages, totaling approximately $6.3 million, acquired by us during August 2002 in connection with the acquisition by one of our joint ventures of an eight screen partial stadium-style theater accounted for $231,000 of the increase in interest and other income. To a lesser extent, this increase is due to the investment in cash equivalents and treasury bills of the balance of the net proceeds received from our May 2002 public offering.

       Our equity in the earnings of unconsolidated joint ventures, totaling $1,078,000 in 2002 ($83,000 in 2001), more than exceeded the $174,000 decrease in rental revenues in 2002. Our equity in earnings of unconsolidated joint ventures consists of $980,000 in 2002 from the nine movie theater properties owned by our two movie theater joint ventures. In 2002 our movie theater joint ventures owned one movie theater for the entire year, with the other eight theaters being acquired at various times between April 2002 and December 2002 (see "Business-Megaplex Theater Joint Ventures" in Part I of this Annual Report on Form 10-K). In 2001 our movie theater joint ventures owned one theater for less than two full months. In 2002 we also recognized $133,000 as our equity share in the earnings of the joint venture organized in February 2002 that owns an industrial building in Miami, Florida. The other joint venture we participate in was organized in December 2002 and recorded a loss of $35,000 in 2002 due to costs incurred in organizing the venture.

       We will continue to acquire, solely for our own account, improved commercial properties in accordance with our business and investment strategies as outlined in Part 1 of this Annual Report. We anticipate that the acquisition of megaplex movie theaters will be made through the existing or newly organized joint ventures, and we may from time to time acquire properties with joint venture partners.

Expenses

       Interest-mortgages payable increased by $154,000, or 2.7%, to $6 million for the year ended December 31, 2002 from $5.8 million for the year ended December 31, 2001. This increase resulted from mortgages placed on two properties during March and April 2001, and was offset in part by the payoff of two mortgage loans (totaling $1.3 million) during June 2002.

       Interest-line of credit decreased by $196,000, or 78.4%, to $54,000 for the year ended December 31, 2002 from $250,000 for the year ended December 31, 2001. This decrease resulted from our repayment of all of the outstanding indebtedness under our line of credit during 2001. We subsequently borrowed $6 million under our line of credit during May 2002, which was used for our contribution to one of our joint ventures for the purchase of two movie theaters. The borrowing was repaid with a portion of the proceeds received from our public offering completed in May 2002. We subsequently borrowed $10 million under our line of credit during December 2002, which was used to purchase a property.

       Leasehold rent expense decreased by $265,000, or 91.7% to $24,000 for the year ended December 31, 2002 from $289,000 for the year ended December 31, 2001. This rent expense was payable on the leasehold interest position that we contributed during February 2002 to a joint venture in which we hold an approximately 36% interest. Therefore, effective February 2002, we no longer paid leasehold rent.

       General and administrative expenses increased $539,000, or 47.4%, to $1.68 million for the year ended December 31, 2002 from $1.14 million for the year ended December 31, 2001. This increase was primarily due to a $368,000 increase in payroll and payroll expenses, including approximately $242,000 for executive and support personnel, primarily for legal and accounting services, allocated to us pursuant to a Shared Services Agreement between us and related entities. The increase in the allocated payroll expenses resulted from an increase in our level of business activity, primarily property acquisition activity. The increase in payroll expenses is also due to compensation and fees approved by our compensation committee and board of directors and recorded during the year ended December 31, 2002 as follows: an increase of $50,000 in the base salary and a bonus of $50,000 to our president and chief executive officer and a fee of $50,000 per annum to the chairman of our board of directors. The balance of the increase in general and administrative expenses is due to a number of items including public company expenses, professional fees, travel, franchise taxes and minor increases in several other categories of general and administrative expenses. These increases were offset in part by the receipt by us of $75,000 from one of our movie theater joint ventures as partial reimbursement of legal services allocated to us under the Shared Services Agreement, for movie theater acquisitions and mortgage financing.

       On May 30, 2002, we sold 2.5 million shares of Common Stock in a follow-on public offering. Allocated payroll and payroll related expenses, primarily for legal and accounting services resulting from time expended by various executive and administrative personnel in connection with the preparation and filing of a Registration Statement on Form S-2, declared effective by the SEC on May 24, 2002, have been included in the line item "Public Offering Expenses" for the year ended December 31, 2002, all of which are nonrecurring.

       Real estate expenses decreased by $7,000, or 3.9%, to $174,000 for the year ended December 31, 2002 from $181,000 for the year ended December 31, 2001. This decrease was primarily due to the write off of a leasing commission and non-recurring landlord repairs during 2001.

Comparison of Years Ended December 31, 2001 and 2000.

Revenues

       Revenue consists primarily of rental income from tenants in our rental properties. Rental income increased by $2.8 million, or 22.8%, to $15.1 million for the year ended December 31, 2001 from $12.3 million for the year ended December 31, 2000. Rental income increased for 2001 as a result of the addition of rental income for the full year from eight properties which were acquired at various times during 2000. The increase in rental income for 2001 was partially offset by an $878,000 reduction in rental income as a result of the sale of 13 properties in October 2000.

       Interest and other income decreased by $152,000, or 45.2%, to $184,000 for the year ended December 31, 2001 from $336,000 for the year ended December 31, 2000. This decrease was due to a reduction in interest earned on cash and cash equivalents available for investment because cash and cash equivalents were used during 2000 to fund property acquisitions.

       In November 2001 we entered into a joint venture which acquired a stadium-style movie theater in Norwalk, California. In 2001 we recognized $83,000 as our 50% equity share in the earnings of this unconsolidated joint venture.


Expenses

       Depreciation and amortization expense increased by $544,000, or 22.7%, to $2.9 million for the year ended December 31, 2001 from $2.4 million for the year ended December 31, 2000. This increase resulted primarily from depreciation recorded on the eight properties acquired during 2000. The increase was partially offset by a decrease in depreciation resulting from the sale of 15 properties during 2000.

       Interest-mortgages payable increased by $1.5 million, or 34.9%, to $5.8 million for the year ended December 31, 2001 from $4.3 million for the year ended December 31, 2000. This increase resulted from mortgages placed on seven properties acquired during 2000.

       Interest-line of credit decreased by $90,000, or 26.5%, to $250,000 for the year ended December 31, 2001 from $340,000 for the year ended December 31, 2000. This decrease resulted from reduced borrowings under our credit facility as a result of our repayment of all of the indebtedness under our line of credit during 2001. This indebtedness was incurred to facilitate the purchase of several properties during 2000 and was repaid using the proceeds from mortgage financings on two properties purchased in December 2000.

       General and administrative expenses increased by $47,000 for the year ended December 31, 2001 from $1.1million for the year ended December 31, 2000. This increase was primarily due to an increase in payroll and payroll related expenses and advertising and promotional expenses resulting from an increase in our level of business activity.

       Real estate expenses increased by $114,000, or 170.1%, to $181,000 for the year ended December 31, 2001 from $67,000 for the year ended December 31, 2000. This increase was primarily due to the write-off of leasing commissions, non-recurring landlord repairs and certain real estate expenses and taxes not rebilled to tenants. The results of operations for 2000 included a refund of real estate taxes received during that period.

       During the year ended December 31, 2000, we determined that the estimated fair value of two properties was lower than their carrying amounts and therefore, we recorded a provision for valuation adjustment of real estate for the differences of $125,000. This fair value was determined using projected undiscounted cash flows based on our determination and analysis of market conditions in the geographic areas in which these properties are located, including current rental rates, the location of the properties and occupancy levels of similar properties in the surrounding area. Both properties are single tenant locations where an indication was given that neither tenant would renew its lease on its expiration date at the end of 2001 and 2002, respectively. The $125,000 provision was recorded as a direct write-down of the respective investments on the balance sheet and depreciation was calculated using the new basis. There was no comparable adjustment during 2001.

Gain On Sale Of Real Estate

       Gain on sale of real estate decreased by $3.6 million, or 96.7%, to $126,000 for the year ended December 31, 2001 from $3.8 million for the year ended December 31, 2000. This decrease was due to fewer sales of real estate in 2001. In 2001 we sold two properties, in which the gain of $172,000 from our August 2001 sale was offset in part by a $46,000 loss from our May 2001 sale. In 2000, we sold 15 properties, including 13 Total Petroleum Properties, Inc. locations which resulted in a gain of $3.6 million for financial statement purposes, as well as a gain of $43,000 on the sale of a property in May 2000 and a gain of $156,000 on the sale of a property in February 2000.

Liquidity and Capital Resources

       We had cash and cash equivalents of $2.6 million at December 31, 2002. Our primary sources of liquidity are cash and cash equivalents, our revolving credit facility and cash generated from operating activities. On March 21, 2003 we entered into a new credit agreement with Valley National Bank, Merchants Bank Division and Bank Leumi, USA for a $30 million revolving credit facility. This facility, which replaced a $15 million revolving credit facility, is available to us to pay down existing mortgages, to fund the acquisition of additional properties or to invest in joint ventures. The facility matures on March 21, 2005. Borrowings under the facility bear interest at the bank's prime rate, currently 4.25%, and there is an unused facility fee of one-quarter of 1% per annum. Net proceeds received from the sale or refinancing of properties are required to be used to repay amounts outstanding under the facility if proceeds from the facility were used to purchase or refinance the property. The facility is guaranteed by our subsidiaries that own unencumbered properties and is secured by the outstanding stock of subsidiary entities. There is currently $10 million outstanding under the facility. The $10 million was borrowed to repay the same amount outstanding under our old credit facility.

       On February 28, 2003, we acquired a retail property for a purchase price of approximately $2.6 million. A portion of the purchase price was paid in cash and a portion by the assumption of a pre-existing mortgage of approximately $1.3 million.

       We, on our own behalf and on behalf of our joint ventures, are involved in various stages of negotiation with respect to the acquisition of additional net leased properties, but have not entered into agreements to purchase any additional properties. The megaplex movie theater joint ventures will only acquire movie theater properties. We will use the cash provided from operations, cash provided from mortgage financings, including distributions from joint ventures resulting from their mortgage financings, and our credit facility to fund any additional acquisitions. The megaplex movie theater joint ventures have filed mortgage applications with an institutional lender for mortgage loans aggregating $17.6 million secured by the three unencumbered properties owned by the ventures. The mortgage loans on the Brooklyn movie theater property, which are owned by us and on which there is $6.3 million outstanding, are being refinanced. After completion of these financings, of which there is no assurance, we will receive approximately $13 million, including a payoff of the mortgages on the Brooklyn theater held by us.

       The following sets forth our contractual cash obligations as of December 31, 2002, all of which relate to interest and amortization payments and balances due at maturity under outstanding mortgages secured by our properties, for the periods indicated (amounts in thousands):

             Due within 1 year                     $15,686
             Due 1 to 3 years                       23,252
             Due 4 to 5 years                       21,044
             Due after 5 years                      51,627

As of December 31, 2002, we had outstanding approximately $77.4 million in long-term mortgage indebtedness (excluding mortgage indebtedness of our unconsolidated joint ventures), all of which is non-recourse (subject to standard carve-outs). We expect that debt service payments of approximately $19 million due in the next three years will be paid primarily from cash generated from our operations. We anticipate that loan maturities of approximately $20 million due in the next three years will be paid primarily from mortgage financings or refinancings. If we are not successful in refinancing our existing indebtedness or financing our unencumbered properties, our cash flow will not be sufficient to repay all maturing debt when payments become due, and we may be forced to sell additional equity or dispose of properties on disadvantageous terms.

We had no outstanding contingent commitments, such as guarantees of indebtedness, or any other contractual cash obligations at December 31, 2002.

Cash Distribution Policy

We have elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute currently at least 90% of our ordinary taxable income to our shareholders. It is our current intention to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate federal, state or local income taxes on taxable income we distribute currently (in accordance with the Internal Revenue Code and applicable regulations) to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years. Even if we qualify for federal taxation as a REIT, we may be subject to certain state and local taxes on our income and to federal income and excise taxes on our undistributed taxable income (i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Internal Revenue Code and applicable regulations thereunder).

It is our intention to pay to our stockholders within the time periods prescribed by the Internal Revenue Code no less than 90%, and, if possible, 100% of our annual taxable income, including gains from the sale of real estate and recognized gains on the sale of securities. It will continue to be our policy to make sufficient cash distributions to stockholders in order for us to maintain our REIT status under the Internal Revenue Code.

Significant Accounting Policies

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

Revenues

Our revenues, which are substantially derived from rental income, include rental income that our tenants pay in accordance with the terms of their respective leases reported on a straight line basis over the initial term of each lease. Since many of our leases provide for rental increases at specified intervals, straight line basis accounting requires us to record as an asset and include in revenues, unbilled rent receivables which we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Accordingly, our management must determine, in its judgment, that the unbilled rent receivable applicable to each specific tenant is collectible. We review unbilled rent receivables on a quarterly basis and take into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant is engaged and economic conditions in the area in which the property is located. In the event that the collectability of an unbilled rent receivable is in doubt, we would be required to take a reserve against the receivable or a direct write off of the receivable, which would have an adverse affect on net income for the year in which the reserve or direct write off is taken and would decrease total assets and stockholders' equity. At December 31, 2002, management has not taken a reserve or direct write off against the unbilled rent receivable of $3.2 million.


Value of Real Estate Portfolio

We review our real estate portfolio on a quarterly basis to ascertain if there has been any impairment in the value of any of our real estate assets in order to determine if there is any need for a provision for valuation adjustment. In reviewing the portfolio, we examine the type of asset, its location, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports. We also ascertain appropriate capitalization rates for the real estate asset in the area in which the property is located and apply such capitalization rate to the net operating income derived from that asset. We do not obtain any independent appraisals in determining value but rely on our own analysis and valuations. Any provision taken with respect to any part of our real estate portfolio will reduce our net income and reduce assets and stockholders' equity to the extent of the amount of the valuation allowance, but it will not affect our cash flow until such time as the property is sold. There were no valuation adjustments recorded in 2002 and 2001.



Certain Relationships and Allocated Expenses

We note the following relationships:

Fredric H. Gould, Chairman of our Board, is Chairman of the Board of BRT Realty Trust, a mortgage lending REIT, Chairman of the Board and sole shareholder of the managing general partner of Gould Investors L.P. and sole member of a limited liability company which is also a general partner of Gould Investors L.P.; Matthew J. Gould, a Senior Vice President and Director is a Senior Vice President and Trustee of BRT Realty Trust and President of the managing general partner of Gould Investors L.P.; and Jeffrey A. Gould, a Senior Vice President and Director is President, Chief Executive Officer and a Trustee of BRT Realty Trust and a Vice President of the corporate managing general partner of Gould Investors L.P. Gould Investors L.P. owns, as of this date, 11.8% of our outstanding common stock and 11.1% of our voting rights. In addition, David W. Kalish, Simeon Brinberg, Mark H. Lundy and Israel Rosenzweig, executive officers of our company are also executive officers of BRT Realty Trust and of the corporate managing general partner of Gould Investors L.P. Arthur Hurand, one of our Directors is a Trustee of BRT Realty Trust. Finally, we own 30,048 common shares of BRT Realty Trust, which is less than 1% of its total voting power.

Our company and related entities, including Gould Investors L.P. and BRT Realty Trust, occupy common office space and use certain personnel in common. In 2002, we were allocated $717,000 (including $125,000 attributable to time spent on our public offering completed in May 2002) of common general and administrative expenses, including rent, telecommunication services, computer services, bookkeeping, secretarial and other clerical services and legal and accounting services. This amount includes an aggregate of $421,800 allocated to us for services (including legal and accounting), performed by seven executive officers who are not engaged by us on a full time basis. In addition, $27,300 was paid to Brinberg & Lundy, a partnership in which Messrs. Brinberg and Lundy are partners, for services rendered by Mark H. Lundy in connection with our involvement in the joint ventures. The fees paid to Brinberg & Lundy were capitalized. The allocation of common general and administrative expenses is computed pursuant to a Shared Services Agreement on a quarterly basis and is based on the time devoted by executive, administrative and clerical personnel to the affairs of each participating entity.

In 2002 we paid Majestic Management Property Corp., a company in which we have no ownership interest, which is 100% owned by the Chairman of our Board of Directors and in which certain of our executive officers are officers, brokerage fees totaling $33,500 relating to a mortgage in the principal amount of $3.35 million placed on one of our properties. In addition, for the year ended December 31, 2002, we paid this company leasing commissions of $16,000 and management fees of $15,000 relating to properties which we own. The fees paid to this entity were approved by the members of our Board of Directors, including a majority of the independent directors, and were based on the fees which would be charged by unaffiliated persons for comparable services in the geographic area in which the properties for which the fees were paid are located. Our Board of Directors intended that the fees paid to related parties would not be greater than the fees which would have been paid to unaffiliated persons for comparable services.

A management fee equal to 1% of the rent paid by our megaplex joint venture tenants is paid to Majestic Property Management Corp. under management agreements negotiated by Majestic Property Management Corp. with the joint ventures and our joint venture partners. The total management fee for 2002 was $48,000. In addition, a brokerage fee of $144,500 relating to a mortgage in the principal amount of $28.9 million was paid to Majestic Property Management Corp. by the movie theater joint venture in which we have a 25% equity interest.

Mrs. Jeffrey Fishman, wife of our President and Chief Executive Officer is currently a 5% equity owner in Elpans LLC, a limited liability company that owns our property in Brooklyn, NY. Elpans LLC was formed, and Mrs. Fishman acquired her interest in Elpans LLC, prior to the time Mr. Fishman became an employee.

During December 1999 and January and February of 2000, we made three loans aggregating $240,000 to Mr. Fishman. These loans are evidenced by promissory notes, bear interest at the prime rate and mature in December 2004. The loans are secured by the shares of our common stock that were purchased with the proceeds of the loans and are personally guaranteed by Mr. Fishman and his wife. These loans were made for the express purpose of providing funds to Mr. Fishman for the purchase of shares of our common stock in the open market and they were agreed by us during negotiations pertaining to Mr. Fishman's employment with us as our president and chief operating officer. As of December 31, 2002, $166,000 was outstanding under the loans.

Item 7a.     Qualitative and Quantitative Disclosures About Market Risk

All of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.

                                      Scheduled
                                      Principal
           Year Ending               Repayments                    Average
           December 31,            (In Thousands)               Interest Rate
           ------------            --------------               -------------
               2003                  $   9,969                      7.84%
               2004                      4,148                      7.88%
               2005                      9,428                      7.91%
               2006                      8,806                      7.88%
               2007                      4,949                      7.86%
               Thereafter               40,067                      7.91%
                                        ------                      ----

               Total                   $77,367                      7.89%
                                       =======                      ====

               Fair Value              $79,534                      7.25%
                                       =======                      ====

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data, together with the report thereon by our independent auditors, are listed below in Item 15; Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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

Item 14.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934) within ninety (90) days of the filing date of this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that such controls and procedures are effective.

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                  PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of this Report:

1. The following financial statements of the Company are included in this Report on Form 10-K:

                                                                                    Page
         - Report of Independent Auditors                                            F-1
         - Statements:
               Consolidated Balance Sheets                                           F-2
               Consolidated Statements of Income                                     F-3
               Consolidated Statements of Stockholders' Equity                       F-4
               Consolidated Statements of Cash Flows                                 F-5
               Notes to Consolidated Financial Statements                            F-6 through F-20

2.  Financial Statement Schedules: - Schedule III-Real Estate and
 Accumulated Depreciation                                                            F-21 through F-22

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

10.1 Credit Agreement with Valley National Bank, Merchants Bank Division and Bank Leumi USA dated March 21, 2003, filed as an Exhibit to the Company's Form 8-K dated March 24, 2003 (amended by Form 8-K/A dated March 26, 2003), which Exhibit is incorporated herein by reference.

10.2     Shared Services Agreement by and among the Company, Gould
         Investors L.P., BRT Realty Trust, Majestic Property Management Corp., Majestic Property Affiliates, Inc. and REIT Management Corp. (filed herewith).

10.3 Lease Agreement between OLP Hauppauge LLC and L-3 Communications Corporation, filed as an exhibit to the Company's registration statement on Form S-2 (File #333-86850), which Exhibit is incorporated herein by reference.

21.1     Subsidiaries of Registrant (filed herewith)

23.1     Consent of Ernst & Young LLP (filed herewith).

99.1     Certification of President and Chief Executive Officer(filed herewith).

99.2 Certification of Senior Vice President and Chief Financial Officer (filed herewith).

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the last quarter of the 2002 fiscal year:

              (i) Report on Form 8-K filed December 23, 2002 to report the acquisition of a property in Jupiter, Florida, amended by Form 8-KA filed on January 16, 2003.

             (ii) Report on Form 8-K filed December 26, 2002 to report the acquisition of three megaplex theaters by a joint venture.

                                   Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                          ONE LIBERTY PROPERTIES, INC.


Dated:  March 26, 2003
                          By:s/Jeffrey Fishman
                              -----------------
                         Jeffrey Fishman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

        Signature                  Title                        Date
        ---------                  -----                        ----

s/Fredric H. Gould
------------------
Fredric H. Gould               Chairman of the                March 26, 2003
                               Board of Directors

s/Jeffrey Fishman
-----------------
Jeffrey Fishman                President and
                               Chief Executive Officer        March 26, 2003

s/Joseph A. Amato
-----------------
Joseph A. Amato                Director                       March 26, 2003

s/Charles Biederman
-------------------
Charles Biederman              Director                       March 26, 2003

s/James Burns
-------------
James Burns                    Director                       March 26, 2003

s/Jeffrey Gould
---------------
Jeffrey Gould                  Director                       March 26, 2003

s/Matthew Gould
---------------
Matthew Gould                  Director                       March 26, 2003

s/Arthur Hurand
------------------
Arthur Hurand                  Director                       March 26, 2003

s/Marshall Rose
---------------
Marshall Rose                  Director                       March 26, 2003

s/Patrick Callan Jr.
--------------------
Patrick Callan Jr.             Director                       March 26, 2003

s/David W. Kalish
-----------------
David W. Kalish                Senior Vice President and
                               Chief Financial Officer        March 26, 2003

                                  CERTIFICATION

   I, Jeffrey Fishman, President and Chief Executive Officer of One Liberty Properties, Inc., (the "Company"), certify that:

   1. I have reviewed this Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2002.

   2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 26, 2003

        /s/ Jeffrey Fishman
        ----------------------
        Jeffrey Fishman, President
        And Chief Executive Officer

                                  CERTIFICATION

   I, David W. Kalish, Senior Vice President and Chief Financial Officer of One
Liberty Properties, Inc.,   (the "Company"), certify that:

   1. I have reviewed this Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2002 of One Liberty Properties, Inc.

   2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 26, 2003

        /s/ David W. Kalish
        ----------------------
        David W. Kalish, Senior Vice President
        And Chief Financial Officer

                                  Exhibit 10.2

                            SHARED SERVICES AGREEMENT

Shared Services Agreement (the "Agreement") dated as of January 1, 2002 by and among Gould Investors L.P. ("Gould"), a Delaware limited partnership; BRT Realty Trust ("BRT"), a Massachusetts business trust; One Liberty Properties, Inc., a Maryland corporation ("OLP"); Majestic Property Management Corp., a Delaware corporation ("MPMC"); Majestic Property Affiliates, Inc., a New York corporation ("Majestic"); and REIT Management Corp., a New York corporation ("REIT").

         WHEREAS, Gould has been providing to the parties to this Agreement (Gould and such entities being referred to collectively herein as the "Affiliated Entities" and individually as an "Affiliated Entity") certain facilities and executive and administrative services and the Affiliated Entities desire that Gould continue to provide such facilities and services to them, on the terms and subject to the conditions set forth herein;

         WHEREAS, one or more of the Affiliated Entities provides facilities and services to the other Affiliated Entities and it is the desire of the parties hereto that the provision of such services shall continue, on the terms and subject to the conditions set forth herein.

         NOW, THEREFORE, in consideration of the foregoing and of the mutual covenants set forth below, and other good and valuable consideration, the parties agree as follows:

1.       Services

(a) Gould has provided and shall continue to provide to each Affiliated Entity the following services (each a "Service" and, collectively, the "Services"):

                  (i) Office Space. A portion of the office facility currently occupied by Gould to conduct its business, including, without limitation, utilities, maintenance services, office furnishings and equipment, and other associated facilities and services. The portion of the office facility provided to each Affiliated Entity shall be reasonable in light of the reasonable requirements of Gould and the Affiliated Entities.

                  (ii) Administration. Executive, legal, accounting, administrative and clerical personnel and required administrative, secretarial and clerical services including, but not limited to, office supplies and services, payroll, payroll taxes, employee benefits, billing and collection services, and financial reporting services comparable to those currently provided for the Affiliated Entities.

                  (iii) Mailroom Services. All services necessary to continue current mailroom services, including, without limitation, all licenses, postage meters, postage accounts, postage stamps, courier and express mail delivery services.

                  (iv) Telecommunications Services. All services necessary to maintain current telecommunications services, including, without limitation, telephones, telephone line services, wireless telephones, wireless services, telephone calls, facsimile equipment and related maintenance contracts and T1 line and service for internet communications.

                  (v) Computer Services. Data processing services and personal computer services, including without limitation data process operators and software for use in connection with such services.

         (b) Certain of the Affiliated Entities provide the following Services to other Affiliated Entities, which the Affiliated Entity providing such Services shall continue to provide:

                  (i) Office Space. A portion of its office facility including utilities, maintenance services, office furnishing and equipment and other associated facilities and services. The portion of the office facility provided shall be reasonable in light of the reasonable requirements of each Affiliated Entity involved in providing and using such office facility.

                  (ii) Administration. Executive, accounting, administrative and clerical personnel, including but not limited to payroll, payroll taxes, employee benefits comparable to those currently being provided.

         (c) Gould and each Affiliated Entity providing Services shall use its commercially reasonable efforts to provide the Services required to be provided by it in a timely and efficient manner, and shall assign to each of the Services substantially the same priority as assigned to similar services performed in its own operations.

2.       Term

         2.1 The term of this Agreement shall commence as of January 1, 2002 and shall continue until December 31, 2002, unless earlier terminated or extended in accordance with the provisions of this Section 2.

2.2 The term of this Agreement will automatically be extended for additional one-year periods unless terminated by Gould as to one or more Affiliated Entities upon written notice given to the Affiliated Entity to be terminated at least three (3) months prior to the scheduled termination date.

         2.3 Any one of the Affiliated Entities, other than Gould, may withdraw from this Agreement , at any time during the term hereof, upon three (3) months' prior written notice to each of the other Affiliated Entities.

3.        Fees and payment for the Services

3.1 (a) In consideration of the provision of Services to the Affiliated Entities, each Affiliated Entity shall pay to Gould and to any other Affiliated Entity providing Services, on a quarterly basis, its allocated share of the cost of all such Services ("Allocated Expenses") based on the following formula:

                                    (i)The total amount paid by Gould and any
other Affiliated Entity for all salaries, payroll taxes, and benefits and all other payroll related expenses (collectively, "Payroll Expenses") shall be determined for each quarter annual period.

                                    (ii) The total amount paid by Gould and any
other Affiliated Entity for all other costs, including, without limitation, rent, utilities, cost of supplies, mail room expenses, computer use, communication costs, and all other operating costs (collectively, "Overhead Costs") shall be determined for each quarter annual period.

                                    (iii) Each executive and administrative
employee of the Affiliated Entities performing services for more than one Affiliated Entity in any quarter shall complete and deliver to the accounting personnel of Gould a timesheet (in the form prepared by Gould) in which such employee shall set forth the percentage of the employee's working time in the applicable quarter devoted to the business and affairs of each Affiliated Entity

                                    (iv) The Payroll Expense of each employee
for the applicable quarter shall be allocated to each Affiliated Entity based on the time devoted by such employee, as set forth in the timesheet, to the business and affairs of any one or more Affiliated Entities.

                                    (v)All Overhead Costs for the applicable
quarter, shall be allocated to each Affiliated Entity by multiplying the Overhead Costs for the quarter by a fraction, the numerator of which shall be the time devoted by all personnel to the affairs of an Affiliated Company and the denominator of which is the time devoted by all reporting personnel to the affairs of all Affiliated Companies. Additionally, each Affiliated Entity shall reimburse Gould and the Affiliated Entities providing services on a quarterly basis for all reasonable out-of-pocket expenses incurred by Gould or any Affiliated Entity, on behalf of an Affiliated Entity. Such Allocated Expenses and out-of-pocket expenses, shall be payable within thirty
(30) days of the end of each quarter annual period.

                           (b) The Payroll Expenses and Overhead Costs
attributable to Secretary or clerical person who shall not be required to complete time sheets shall be allocated based on the timesheets of the executive for who such secretary or clerical person directly works and accounting personnel shall be allocated based on the determination of the chief accounting officer of each Affiliated Entity.

4.       Obligations and Relationship

The relationship established hereunder between the parties shall not be construed as a partnership, joint venture or other form of joint enterprise. Except as specifically authorized by a party hereto, no party shall be authorized to make any representations or to create or assume any obligation or liability in respect or on behalf of the other party, and this Agreement shall not be construed as constituting either party as the agent of the other party.

5.       Limited Liability: Indemnification

              5.1 Neither Gould nor any Affiliated Entity shall be liable to any other Affiliated Entity for any loss, claim, expense or damage, or any act or omission performed or omitted by it hereunder so long as its act or omission does not constitute fraud, bad faith or gross negligence. In no event shall Gould or any Affiliated Entity be liable for indirect, special consequential or exemplary damages. Neither Gould nor any Affiliated Entity providing services shall be liable to any other Affiliated Entity for the consequences of any failure or delay in performing any such Services if such failure shall be caused by labor disputes, strikes or other events or circumstances beyond such person's control.

5.2 In any action, suit or proceeding (other than an action by or in the right of Gould or any Affiliated Entity providing Services,) to which Gould or any Affiliated Entity providing Services, or any of their respective agents or employees performing Services hereunder (the "Indemnitee") was or is a party by reason of its performance or non-performance of Services, all Affiliated Entities shall indemnify the Indemnitee and hold the Indemnitee harmless from and against expenses, judgments, fines and amounts paid (with the consent of the other party) in settlement actually and reasonably incurred by the Indemnitee in connection therewith if the Indemnitee acted in good faith and provided that the Indemnitee's conduct does not constitute gross negligence, fraud or intentional misconduct. Any indemnification pursuant to this paragraph shall be allocated among Affiliated Entities in as equitable and reasonable a manner as is practicable.

6.       Confidentiality

              Any and all information obtained by any party in connection with the Services contemplated by this Agreement shall be held in the strictest confidence and not disclosed to any other person without the written consent of the other party.

7.       Notices

              All notices and other communications permitted or required hereunder shall be in writing and shall be deemed given when delivered by hand to an officer of the other party.

8.       Binding Effect

              This Agreement and all of the provisions hereof shall be binding upon and inure to the benefit of the parties and their respective successors.

9.       No Third Party Beneficiaries

              This Agreement is solely for the benefit of the parties hereto and shall not confer upon third parties any remedy, claim, cause of action or other right in addition to those existing without reference to this Agreement.

10.      Entire Agreement

              This Agreement constitutes the entire agreement between the parties with respect to these matters.

11.      Assignment; Amendment; Waiver

              This Agreement is not assignable except to a successor to the business of Gould or any Affiliated Entity. Neither the rights nor the duties arising hereunder may be assigned or delegated. This Agreement may not be amended nor may any rights hereunder be waived except by an instrument in writing signed by the party sought to be charged with the amendment or waiver. The failure of a party to insist upon strict adherence to any term of this Agreement on any occasion shall not be considered a waiver or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this Agreement.

12.      Governing Law

              This Agreement shall be construed in accordance with and governed by the laws of the State of New York, without giving effect to the provisions, policies or principles thereof relating to choice or conflict of laws.

13.      Headings

              The section and other headings contained in this Agreement are for reference purposes only and shall not affect the meaning or interpretation of this Agreement.

              IN WITNESS WHEREOF, the parties have caused in this Agreement to be duly executed as of the date and year first above written.

                              GOULD INVESTORS L.P.

                              By: Georgetown Partners, Inc.

                              By:(S)
                                  -------------------------
                                    Matthew Gould, President

                              BRT REALTY TRUST

                              By:(S)
                                    ------------------------
                                    Jeffrey Gould, President

                              ONE LIBERTY PROPERTIES, INC.

                              By:(S)
                                   --------------------------
                                    Jeffrey Fishman, President

                              MAJESTIC PROPERTY MANAGEMENT CORP.

                              By:(S)
                                   ----------------------------
                                   Daniel Lembo, President

                              MAJESTIC PROPERTY AFFILIATES CORP.

                              By:(S)
                                   ----------------------------
                                   Robert Huhem, President

                              REIT MANAGEMENT CORP.

                              By:(S)
                                   ----------------------------
                                   Fredric H. Gould, President

                      ADDENDUM TO SHARED SERVICES AGREEMENT


The Shared Services Agreement, dated as of January 1, 2002, sets forth the allocation of expenses among the Affiliated Entities, which allocation has been in existence and applied for many years in the same manner as is set forth in the Shared Services Agreement. BRT and OLP are entities whose shares are publicly traded, with the shares of BRT and OLP being listed for trading on The New York Stock Exchange and The American Stock Exchange, respectively. This Addendum is intended to clarify certain provisions of the Shared Services Agreement and the relationship between the Affiliated Entities and particularly the relationship between Gould and BRT and OLP in view of the fact that Gould is the primary provider of executive and administrative personnel for the benefit of BRT and OLP. Accordingly, the following clarifications of the Shared Services Agreement are set forth and to the extent that the provisions of the Addendum amend the Shared Services Agreement this addendum shall be deemed an amendment thereof:

1. The executive and administrative personnel provided to BRT and to OLP by Gould (and any other Affiliated Entity) are leased to and hired by OLP and BRT, and Gould (and any other Affiliated Entity providing personnel to BRT or OLP) is responsible for such persons compensation, including federal, state and local payroll taxes, FICA payments, etc.

2. With respect to personnel hired by BRT and OLP from Gould or any other Affiliated Entity, the Compensation Committees of BRT and OLP, respectively and the Board of Trustees of BRT or the Board of Directors of OLP, respectively, in their sole and absolute discretion may grant to one or more of the executive and administrative personnel provided to them stock options under one or more of the stock option plans of either of said entities. The granting of options by either BRT or OLP may be made notwithstanding the expenses allocated to either BRT or OLP by Gould or any other Affiliated Entity for the salary and payroll taxes of any personnel provided to either BRT or OLP.

3. If any executive or administrative personnel are "leased" to BRT or OLP by Gould or any other Affiliated Entity, BRT or OLP in their sole and absolute discretion may reject any such person prior to the commencement of any activities or services, and any such person may be discharged by BRT or OLP at any time during the course of the provision of such services, and the entity to which such individual or individuals shall be assigned (BRT, OLP or any other Affiliated Entity) shall control the functions and activities of such individual in the performance of services. Gould and the Affiliated Entity providing the personnel shall have the right and power to discharge such individual at any time, provided, however, Gould and the Affiliated Entity providing the personnel shall in all events comply with the provisions of paragraph 1 of the Shared Services Agreement.

4. Any Affiliated Entity shall have the right at any time to determine and/or dispute the amount allocated to it, pursuant to the Shared Services Agreement. If any Affiliated Entity is not satisfied with the amount allocated to it or the economic value attributable to the services provided, including, without limitation, services performed by an individual leased to an Affiliated Entity, then the dissatisfied Affiliated Entity shall set forth in writing (a "Complaint") the issues which it disputes and the reasonable value, in its judgment, of the services provided or performed and shall provide the Complaint to Gould or the other Affiliated Entity involved. If the Affiliated Entities involved cannot agree upon a fair value for such services within a period not to exceed forty-five days from the receipt of the Complaint by the Affiliated Entity providing the services, then the dissatisfied Affiliated Entity may commence an arbitration before the American Arbitration Association ("AAA") to determine the fair value of the services provided. Any such arbitration must be commenced within six months of the expiration of the forty-five day period and shall be held in the County of Nassau, before an independent arbitrator selected in accordance with the rules of the American
     Arbitration Association whose decision in connection therewith shall be final and binding upon the parties. Each Affiliated Entity involved shall bear an equal portion of the costs incurred in such arbitration. If the procedure set forth is not followed the allocation as made shall be conclusively binding on all parties.

5. In view of the fact that each Affiliated Entity provides the same or substantially similar employment benefits, each individual employed by one Affiliated Entity who is providing services for the benefit of another
     Affiliated Entity is in receipt of the same or substantially similar employment benefits as is provided to the employees of the Affiliated Entity receiving such services.

6. Pursuant to the Shared Services Agreement, payment for the services provided is made on a periodic basis. The allocated expenses for the compensation of any personnel has and shall continue to include the payroll of any individual whose services are provided, including all payroll taxes, FICA, etc.

                                  Exhibit 21.1

                           SUBSIDIARIES OF THE COMPANY

    Company                                             State of Organization

OLP Action, Inc.                                              Michigan
OLP Arby's II                                                 South Carolina
OLP Iowa, Inc.                                                Delaware
OLP Texas, Inc.                                               Texas
OLP-TSA Georgia, Inc.                                         Georgia
OLP Dixie Drive Houston, Inc.                                 Texas
OLP Greenwood Village, Colorado, Inc.                         Colorado
OLP Ft. Myers, Inc.                                           Florida
OLP Rabro Drive Corp.                                         New York
OLP Chattanooga, Inc.                                         Tennessee
OLP Columbus, Inc.                                            Ohio
OLP Mesquite, Inc.                                            Texas
OLP South Highway Houston, Inc.                               Texas
OLP Selden, Inc.                                              New York
OLP Palm Beach, Inc.                                          Florida
OLP New Hyde Park, Inc.                                       New York
OLP Champaign, Inc.                                           Illinois
OLP Batavia, Inc.                                             New York
OLP Hanover PA, Inc.                                          Pennsylvania
OLP Grand Rapids, Inc.                                        Michigan
OLP El Paso, Inc.                                             Texas
OLP Plano, Inc.                                               Texas
OLP Hamilton, Inc.                                            New York
OLP Hauppauge, LLC                                            New York
OLP Ronkonkoma, LLC                                           New York
OLP Plano 1, L.P.                                             Texas
OLP El Paso 1, L.P.                                           Texas
OLP Plano, LLC                                                Delaware
OLP El Paso 1, LLC                                            Delaware
OLP Hanover 1, LLC                                            Pennsylvania
OLP Theaters, LLC                                             Delaware
OLP Movies, LLC                                               Delaware
OLP Tucker, LLC                                               Georgia
OLP Lake Charles, LLC                                         Louisiana
OLP Lake Worth, LLC                                           Florida

                                  Exhibit 23.1

                         CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-90936) pertaining to the 1989 and 1996 Stock Option Plans of One Liberty Properties, Inc. of our report dated March 3, 2003, except for the line of credit information included in Note 6 as to which the date is March 21, 2003, with respect to the consolidated financial statements and schedule of One Liberty Properties, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2002.



                                          /s/ Ernst & Young LLP
                                          ---------------------
                                          Ernst & Young LLP


New York, New York
March 26, 2003

                                  EXHIBIT 99.1

             CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, Jeffrey Fishman, the President and Chief Executive Officer of One Liberty Properties, Inc., (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Annual Report on Form 10-K for the year ended December 31, 2002 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report").

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.




Date:   March 26, 2003                   /s/ Jeffrey Fishman
                                         -----------------------
                                         Jeffrey Fishman
                                         President and Chief Executive Officer

                                  EXHIBIT 99.2

       CERTIFICATION OF SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, David W. Kalish, Senior Vice President and Chief Financial Officer of One Liberty Properties, Inc, (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Annual Report on Form 10-K for the year ended December 31, 2002 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report").

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.




Date:   March 26, 2003                     /s/ David W. Kalish
                                           ----------------------
                                           David W. Kalish
                                           Senior Vice President and
                                           Chief Financial Officer

                          ONE LIBERTY PROPERTIES, INC.
                                and SUBSIDIARIES

                        Consolidated Financial Statements

                                December 31, 2002

                         REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Stockholders of One Liberty Properties, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of One Liberty Properties, Inc. and Subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of One Liberty Properties, Inc. and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                              /s/ Ernst & Young LLP



New York, New York
March 3, 2003, except for the
line of credit information
included in Note 6 as to which
the date is March 21, 2003.


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                  (Amounts in Thousands, Except Per Share Data)

                                     ASSETS
                                                                                                      December 31,
                                                                                                      ------------
                                                                                               2002                 2001
                                                                                               ----                 ----

Real estate investments, at cost (Notes 3, 4, and 6)
     Land                                                                                    $ 30,847             $ 25,939
     Buildings and improvements                                                               120,447              101,288
                                                                                              -------              -------
                                                                                              151,294              127,227
     Less accumulated depreciation                                                             10,857                8,663
                                                                                               ------                -----
                                                                                              140,437              118,564

Investment in unconsolidated joint ventures (Note 5)                                           23,453                6,345
Mortgages receivable (including $6,260 from an affiliated
     joint venture)                                                                             6,516                    -
Cash and cash equivalents                                                                       2,624                2,285
Unbilled rent receivable (Note 3)                                                               3,207                2,442
Rent, interest, deposits and other receivables                                                  1,471                1,157
Notes receivable - officer (Note 9)                                                               166                  167
Investment in BRT Realty Trust (related party) (Note 2)                                           398                  361
Deferred financing costs                                                                        1,072                1,247
Other (including available-for-sale securities
     of $94 and $249) (Note 2)                                                                    265                  371
                                                                                                  ---                  ---
                                                                                            $ 179,609            $ 132,939
                                                                                            =========            =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Mortgages payable (Note 6)                                                             $  77,367            $  76,587
     Line of credit (Note 6)                                                                   10,000                    -
     Dividends payable                                                                          2,116                1,177
     Accrued expenses and other liabilities                                                     1,432                  827
                                                                                                -----                  ---

         Total liabilities                                                                     90,915               78,591
                                                                                               ------               ------

Commitments and contingencies (Note 12)                                                             -                    -

Stockholders' equity (Notes 7, 8, 10 and 11):
     Redeemable Convertible Preferred Stock,
         $1 par value; $1.60 cumulative annual dividend;
         2,300 shares authorized; 648 shares issued;
         liquidation and redemption values of $16.50                                           10,693               10,693
     Common Stock, $1 par value; 25,000 shares authorized;
         5,626 and 3,058 shares issued and outstanding                                          5,626                3,058
     Paid-in capital                                                                           65,646               32,192
     Accumulated other comprehensive income - net unrealized
         gain on available-for-sale securities (Note 2)                                           312                  261
     Accumulated undistributed net income                                                       6,417                8,144
                                                                                                -----                -----
           Total stockholders' equity                                                          88,694               54,348
                                                                                               ------               ------
                                                                                            $ 179,609            $ 132,939
                                                                                            =========            =========


                             See accompanying notes.


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
                  (Amounts in Thousands, Except Per Share Data)

                                                                                         Year Ended December 31,
                                                                                         -----------------------
                                                                                 2002             2001              2000
                                                                                 ----             ----              ----

Revenues:
     Rental income (Note 3)                                                    $ 14,879          $ 15,053         $ 12,333
     Interest and other income (including $231
         in 2002 from an affiliated joint venture)                                  826               184              336
                                                                                    ---               ---              ---
                                                                                 15,705            15,237           12,669
                                                                                 ------            ------           ------
Expenses:
     Depreciation and amortization                                                2,876             2,900            2,356
     Interest - mortgages payable (Note 6)                                        5,964             5,810            4,261
     Interest - line of credit (Note 6)                                              54               250              340
     Leasehold rent                                                                  24               289              289
     General and administrative (Note 9)                                          1,675             1,136            1,089
     Public offering expenses (Notes 8 and 9)                                       125                 -                -
     Real estate expenses                                                           174               181               67
     Provision for valuation adjustment of
         real estate (Note 4)                                                         -                 -              125
                                                                                    ---               ---              ---
                                                                                 10,892            10,566            8,527
                                                                                 ------            ------            -----

Earnings before equity in earnings of unconsolidated
     joint ventures and (loss) gain on sale                                       4,813             4,671            4,142

Equity in earnings of unconsolidated joint ventures                               1,078                83                -
(Loss) gain on sale of real estate (Note 3)                                         (29)              126            3,802
Gain (loss) on sale of available-for-sale securities                                 18               (14)             (12)
                                                                                     --               ---              ---

Net income                                                                     $  5,880          $  4,866         $  7,932
                                                                               ========          ========         ========

Calculation of net income applicable to common stockholders:
Net income                                                                     $  5,880          $  4,866         $  7,932
Less dividends on preferred stock                                                 1,037             1,037            1,044
                                                                                  -----             -----            -----
Net income applicable to common stockholders                                   $  4,843          $  3,829         $  6,888
                                                                               ========          ========         ========
Weighted average number of common
     shares outstanding:
         Basic                                                                    4,614             3,019            2,993
                                                                                  =====             =====            =====
         Diluted                                                                  4,644             3,036            3,528
                                                                                  =====             =====            =====

Net income per common share (Notes 2 and 10):
         Basic                                                                 $   1.05          $   1.27         $   2.30
                                                                               ========          ========         ========
         Diluted                                                               $   1.04          $   1.26         $   2.25
                                                                               ========          ========         ========

Cash distributions per share:
         Common Stock                                                          $   1.32          $   1.20         $   1.20
                                                                               ========          ========         ========
         Preferred Stock                                                       $   1.60          $   1.60         $   1.60
                                                                               ========          ========         ========

                             See accompanying notes.




                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                   For the Three Years Ended December 31, 2002
                  (Amounts in Thousands, Except Per Share Data)

                                                                                     Accumulated
                                                                                        Other       Accumulated
                                              Preferred     Common       Paid-in    Comprehensive  Undistributed
                                               Stock         Stock       Capital        Income      Net Income      Total
                                               -----         -----       -------        ------      ----------      -----


Balances, December 31, 1999                    $10,802     $ 2,980        $31,338      $    33       $  4,649      $49,802

Distributions - Common Stock
   ($1.20 per share)                                 -           -              -            -         (3,590)      (3,590)
Distributions - Preferred Stock
   ($1.60 per share)                                 -           -              -            -         (1,044)      (1,044)
Preferred Stock (Note 7)                          (109)          -             18            -              -          (91)
Shares issued through dividend
   reinvestment plan                                 -          30            294            -              -          324
Net income                                           -           -              -            -          7,932        7,932
       Other comprehensive income -
       net unrealized gain on available-
       for-sale securities (Note 2)                  -           -              -           43              -           43
                                                                                                                    ------
Comprehensive income                                 -           -              -            -              -        7,975
                                                ------      ------         ------        -----         ------       ------

Balances, December 31, 2000                     10,693       3,010         31,650           76          7,947       53,376

Distributions - Common Stock
   ($1.20 per share)                                 -           -              -            -         (3,632)      (3,632)
Distributions - Preferred Stock
   ($1.60 per share)                                 -           -              -            -         (1,037)      (1,037)
Exercise of options                                  -          33            368            -              -          401
Shares issued through dividend
   reinvestment plan                                 -          15            174            -              -          189
Net income                                           -           -              -            -          4,866        4,866
       Other comprehensive income -
       net unrealized gain on available-
       for-sale securities (Note 2)                  -           -              -          185              -          185
                                                                                                                    ------
Comprehensive income                                 -           -              -            -              -        5,051
                                                ------      ------         ------       ------         ------       ------

Balances, December 31, 2001                     10,693       3,058         32,192          261          8,144       54,348

Distributions - Common Stock
   ($1.32 per share)                                          -      -          -            -         (6,570)      (6,570)
Distributions - Preferred Stock
   ($1.60 per share)                                 -           -              -            -         (1,037)      (1,037)
Exercise of options                                  -          48            562            -              -          610
Shares issued through public offering                -       2,500         32,621            -              -       35,121
Shares issued through dividend
   reinvestment plan                                 -          20            271            -              -          291
Net income                                           -           -              -            -          5,880        5,880
       Other comprehensive income -
       net unrealized gain on available-
       for-sale securities (Note 2)                  -           -              -           51              -           51
                                                                                                                    ------
Comprehensive income                                 -           -              -            -              -        5,931
                                               -------     -------        -------       ------         ------       ------

Balances, December 31, 2002                   $ 10,693    $  5,626      $  65,646      $   312       $  6,417     $ 88,694
                                              ========    ========      =========      =======       ========     ========



                                            See accompanying notes.


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                             (Amounts in Thousands)

                                                                                         Year Ended December 31,
                                                                                         -----------------------
                                                                               2002                2001             2000
                                                                               ----                ----             ----

Cash flows from operating activities:
     Net income                                                              $  5,880          $  4,866          $  7,932
     Adjustments to reconcile net income to net cash
          provided by operating activities:
     Loss (gain)  on sale of real estate                                           29              (126)           (3,802)
     (Gain)loss on sale of available-for-sale securities                          (18)               14                12
     Increase in rental income from straight-lining of rent                      (765)             (827)             (669)
     Equity in earnings of unconsolidated joint ventures                       (1,078)              (83)                -
     Distributions from unconsolidated joint ventures                           1,177                65                 -
     Payments to minority interest by subsidiary                                  (16)              (23)              (32)
     Provision for valuation adjustment                                             -                 -               125
     Depreciation and amortization                                              2,876             2,900             2,356
     Changes in assets and liabilities:
     Increase in rent, interest, deposits and
         other receivables                                                       (362)             (153)             (422)
     Increase in accrued expenses and other liabilities                           621               131               340
                                                                                  ---               ---               ---
           Net cash provided by operating activities                            8,344             6,764             5,840
                                                                                -----             -----             -----
Cash flows from investing activities:
     Additions to real estate                                                 (25,880)             (152)          (51,994)
     Net proceeds from sale of real estate                                        281               749            12,514
     Investment in unconsolidated joint ventures, net                         (19,538)           (6,327)                -
     Sale of portion of interest in unconsolidated joint venture                3,150                 -                 -
     Investment in mortgages receivable - affiliated joint venture             (6,340)                -                 -
     Collection of mortgages receivable (including $80 from
         affiliated joint venture)                                                 84                 -                 -
     Net proceeds from sale of available-for-sale securities                      344               201               156
     Purchase of available-for-sale securities                                   (157)             (173)                -
                                                                                 ----              ----              ----
            Net cash used in investing activities                             (48,056)           (5,702)          (39,324)
                                                                              -------            ------           -------

Cash flows from financing activities:
     Proceeds (repayments) from bank line of credit, net                       10,000           (10,000)           10,000
     Proceeds from mortgages payable                                            3,350            13,600            20,162
     Payment of financing costs                                                   (84)             (408)             (666)
     Repayment of mortgages payable                                            (2,570)           (1,136)             (789)
     Proceeds from issuance of shares through public offering                  38,011                 -                 -
     Underwriters' discounts and commissions and other
         public offering costs                                                 (2,890)                -                 -
     Cash distributions - Common Stock                                         (5,630)           (2,714)           (3,590)
     Cash distributions - Preferred Stock                                      (1,037)             (778)           (1,044)
     Exercise of stock options                                                    610               401                 -
     Repurchase of preferred stock, which was cancelled                             -                 -               (91)
     Issuance of shares through dividend reinvestment plan                        291               189               324
                                                                                  ---               ---               ---
          Net cash provided by (used in) financing activities                  40,051              (846)           24,306
                                                                               ------              ----            ------

Net increase (decrease) in cash and cash equivalents                              339               216            (9,178)
Cash and cash equivalents at beginning of year                                  2,285             2,069            11,247
                                                                                -----             -----            ------
Cash and cash equivalents at end of year                                     $  2,624          $  2,285          $  2,069
                                                                             ========          ========          ========

Supplemental disclosures of cash flow information:
     Cash paid during the year for interest expense                          $  6,015          $  6,084          $  4,464
Supplemental schedule of non cash investing and financing activities:
    Assumption of mortgage payable in connection with
      purchase of real estate                                                $      -          $      -          $  9,015
    Contribution of real property to unconsolidated joint venture                 819                 -                 -
    Mortgage taken back upon sale of real estate                                  260                 -                 -

                             See accompanying notes.


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                December 31, 2002


   NOTE 1 -   ORGANIZATION AND BACKGROUND

              One Liberty Properties, Inc. (the "Company") was incorporated in 1982 in the state of Maryland. The Company is a self-administered real estate investment trust ("REIT") which currently participates in net leasing transactions and has engaged in other real property transactions. The Company owns thirty-three properties and is a member of four joint ventures which own eleven properties. The forty-four properties are located in fifteen states.

   NOTE 2 -   SIGNIFICANT ACCOUNTING POLICIES

              Principles of Consolidation

              The consolidated financial statements include the accounts of One Liberty Properties, Inc., its wholly-owned subsidiaries and a majority-owned limited liability company. Material intercompany items and transactions have been eliminated. The Company's investment in four less than majority owned joint ventures have been accounted for using the equity method. One Liberty Properties, Inc., its subsidiaries and the limited liability company are hereinafter referred to as the Company.

              Use of Estimates

              The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

              Management believes that the estimates and assumptions that are most important to the portrayal of the Company's financial condition and results of operations, in that they require management's most difficult, subjective or complex judgments, form the basis of the accounting policies deemed to be most significant to the Company. These significant accounting policies relate to revenues and the value of the Company's real estate portfolio. Management believes its estimates and assumptions related to these significant accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on the Company's future financial condition or results of operations.

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

              Total distributions made during 2002 and 2001 included less than 1% attributable to capital gains, with the balance to ordinary income.

              Investment in Equity Securities

              The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each report date. At December 31, 2002, all marketable securities have been classified as available-for-sale and, as a result, are stated at fair value. Unrealized gains and losses on available-for-sale securities are recorded as accumulated other comprehensive income in the stockholders' equity section.

              The Company's investment in 30,048 common shares of BRT Realty Trust ("BRT"), a related party of the Company, (accounting for less than 1% of the total voting power of BRT), purchased at a cost of $97,000 has a fair market value at December 31, 2002 of $398,000. The net unrealized holding gain of $301,000 is excluded from earnings. In addition, the Company has invested $83,000 in various other equity securities, which have a fair market value of $94,000 at December 31, 2002. The aggregate net unrealized holding gain of $11,000 on these investments is also excluded from earnings. At December 31, 2002, the cumulative unrealized gain of $312,000 on these investments is reported as accumulated other comprehensive income in the stockholders' equity section.

              Realized gains and losses are determined using the average cost method. During 2002 and 2001, sales proceeds and gross realized gains and losses on securities classified as available-for-sale were:

                                           2002        2001          2000

              Sales proceeds            $ 344,000    $201,000      $ 156,000
                                        =========    ========      =========

              Gross realized losses     $  (3,000)    (17,000)     $ (12,000)
                                        =========     =======      =========

              Gross realized gains      $  21,000    $  3,000      $       -
                                        =========    ========      =========

              Fair Value of Financial Instruments

              The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

              Cash and cash equivalents: The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

              Mortgages receivable: The carrying amounts of the mortgages receivable approximate market due to the short term maturities of the loans.

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

              Mortgages payable: At December 31, 2002, the estimated fair value of the Company's mortgages payable exceeded its carrying value by approximately $2,167,000, assuming a market interest rate of 7.25%.

              Line of credit: There is no material difference between the carrying amounts and fair value because the interest rate is at the prime rate.

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

              Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company. For the years ended December 31, 2002 and 2001, diluted earnings per share was determined by dividing net income applicable to common stockholders for each year by the total of the weighted average number of shares of Common Stock outstanding plus the dilutive effect of the Company's outstanding options (29,977 and 16,498 shares for the years ended 2002 and 2001, respectively) using the treasury stock method. The Preferred Stock was not considered for the purpose of computing diluted earnings per share for the years ended December 31, 2002 and 2001 because their assumed conversion was antidilutive. For the year ended December 31, 2000, diluted earnings per share was determined by dividing net income by the total of the weighted average number of shares of Common Stock outstanding plus the dilutive effect of the Company's outstanding options (49,500 shares) plus the dilutive effect of the Company's Preferred Stock using the if-converted method.

              Various options were not included in the computation of diluted earnings per share in 2001 and 2000 because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

              Cash and Cash Equivalents

              Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

              Accounting for Long-Lived Assets and Valuation Allowance on Real
                Estate Owned

              The Financial Accounting Standards Board issued Statement No. 144 "Accounting for the Impairment of Long-Lived Assets" which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used". In addition, Statement No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or asset group to be disposed of other than by sale (e.g. abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset or asset group as "held for sale". The Company adopted Statement No. 144 on January 1, 2002 and there was no material effect on the earnings or the financial position of the Company.

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

              Segment Reporting

              Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information". Statement No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Virtually all of the Company's real estate assets are comprised of real estate owned that is net leased to tenants on a long-term basis. Therefore, the Company operates predominantly in one industry segment, and thus, Statement No. 131 did not have a material impact on that Company's financial statements.

              Intangible Assets

              On January 1, 2002, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets". This statement makes significant changes to the accounting for business combinations, goodwill and intangible assets. Among other provisions, Statement No. 142 requires that a portion of the purchase price of real estate acquisitions be assigned to the fair value of an intangible asset for above market operating leases or to an intangible liability for below market operating leases. Such intangible assets or liabilities are then required to be amortized into revenue over the remaining life of the respective leases. The adoption of this statement did not have an effect on the Company's results of operations or financial condition for the year ended December 31, 2002.

              Gains and Losses from Extinguishment of Debt

              On May 15, 2002, the Company adopted the Financial Accounting Standards Board Statement No. 145, which rescinded
              Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt". There was no effect on the earnings or the financial position of the Company.

              Accounting for Stock-Based Compensation

              The Financial Accounting Standards Board issued Statement No. 148 to amend Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. However, the Company has continued to account for options in accordance with the provision of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

              Consolidation of Variable Interest Entities

              In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities", which explains how to identify variable interest entities ("VIE") and how to assess whether to consolidate such entities. The provisions of this interpretation are immediately effective for VIE's formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after June 15, 2003. Management has not yet determined whether any of its unconsolidated joint ventures represent variable interest entities pursuant to interpretation. Such determination could result in a change in the Company's consolidation policy related to such entities.

              Reclassification

              Certain amounts reported in previous financial statements have been reclassified in the accompanying financial statements to conform to the current year's presentation.

NOTE 3 - REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS

              During the period from September 9 through December 23, 2002, the Company purchased three properties in three states for a total consideration of $25,880,000, representing all 2002 property acquisitions. A first mortgage of $3,350,000 was placed on one of these properties.

              The rental properties owned at December 31, 2002 are leased under noncancellable operating leases to corporate tenants with current expirations ranging from 2004 to 2038, with certain tenant renewal rights. The majority of lease agreements are net lease arrangements which require the tenant to pay not only rent but all the expenses of the leased property including maintenance, taxes, utilities and insurance. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.

              The minimum future rentals to be received over the next five years and thereafter on the operating leases in effect at December 31, 2002 are as follows:

                              Year Ending
                              December 31,           (In Thousands)
                              ------------           --------------
                                 2003                   $ 16,893
                                 2004                     17,428
                                 2005                     15,287
                                 2006                     14,835
                                 2007                     14,362
                                 Thereafter              109,870
                                                         -------
                                 Total                  $188,675
                                                        ========

              At December 31, 2002, the Company has recorded an unbilled rent receivable aggregating $3,207,000, representing rent reported on a straight-line basis in excess of rental payments required under the initial term of the respective leases. This amount is to be billed and received pursuant to the lease terms over the next fifteen years. The minimum future rentals presented above include amounts applicable to the repayment of these unbilled rent receivables.

              For the years ended December 31, 2002 and 2001, one tenant generated revenues of 11.1% and 11.5% of the Company's total revenues. This tenant, who occupies an entire flex building, generated $1,746,000 in rental revenue per year. The initial term of the tenant's lease expires December 31, 2014.

              Sales of Real Estate

              In November and December 2002, the Company sold three properties for a total sales price of $580,000 and recognized a net loss of $29,000. The aggregate net income (loss) for the three properties sold was ($16,000), $114,000 and $36,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

              In May and August 2001, the Company sold two properties for a total sales price of $800,000 and recognized a net gain of $126,000.

              In October 2000, the Company sold the thirteen locations it owned in Michigan that were net leased to Total Petroleum, Inc. The gross sales price was $12,000,000 which resulted in a gain of $3,603,000 for financial statement purposes. The Company did not realize a gain for federal income tax purposes on the sale in accordance with Internal Revenue Section 1031.

              In February and May 2000, the Company sold two properties for a total sales price of $890,000 and recognized gains totaling $199,000.

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


NOTE 5 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

              The Company is a member in four unconsolidated joint ventures which own and operate eleven properties. Summaries of the two most significant joint ventures in which the Company was designated the managing member under each joint venture operating agreement, are below.

              In November 2001, the Company entered into a joint venture ("Joint Venture #1") with Greenwood Properties, Corp., an affiliate of the real estate equity group of Deutsche Bank AG, for the general purpose of acquiring, owning and financing megaplex movie theater properties. The Company invested approximately $6,300,000 for a 50% participation in the joint venture, which acquired a megaplex stadium-style movie theater. In April 2002, the Company sold one-half of its 50% interest in this joint venture to MTC Investors LLC, an unrelated entity ("MTC"), at a price which approximated our carrying amount. In April, May and August of 2002, the joint venture acquired four additional megaplex movie theaters for a total consideration of approximately $45,000,000, of which the Company's share was 25% or approximately $11,250,000. Venturers holding at least 75% of the aggregate membership interests in this joint venture must approve all material decisions, except property acquisitions which require unanimous approval.

              On July 31, 2002, the joint venture closed on a $28,900,000 mortgage loan, which is secured by first mortgage liens on the first four megaplex stadium-style movie theaters acquired by the joint venture. The mortgage loan, which matures July 1, 2012, bears interest at 8.06% per annum. Monthly payments of principal and interest of $242,811 are required with approximately $20,000,000 due at maturity. The joint venture distributed $7,175,000 to the Company from the mortgage proceeds. The Company's investment in this movie theater joint venture, which is accounted for on the equity method, was approximately $7,267,000 and $6,345,000 at December 31, 2002 and 2001, respectively.

              During July 2002, the Company contributed $1,700,000 to another joint venture ("Joint Venture #2") with MTC for the general purpose of acquiring, owning and financing movie theater properties. The Company has a 50% participation in the joint venture which purchased one partial stadium-style movie theater in August 2002 for a total purchase price of $9,700,000, including closing costs, of which $1,000,000 was held back pending completion by the tenant of specified building improvements. Simultaneous with the purchase, the Company acquired three mortgages secured by the movie theater property with remaining principal balances at December 31, 2002 totaling $6,260,000. At December 31, 2002 the mortgages with outstanding balances of $4,841,000, $975,000 and $444,000, bear interest at 9.5%, 10.25%
              and prime plus 1.25% (5.50%), respectively, and mature October 2004, April 2005 and April 2005, respectively. In December 2002, the joint venture acquired three stadium-style movie theaters for a total consideration approximating $31,000,000 of which the Company's share was 50%. The joint venture assumed a long-term mortgage in the approximate amount of $9,200,000 encumbering one of the properties and the balance was paid in cash.

              The $9,200,000 mortgage bears interest at 8.94% through June 2017 and thereafter, the greater of 10.94% or the Treasury Rate plus two percentage points through the maturity date of March 1, 2022. Monthly payments of principal and interest of $77,994 are required through March 1, 2007 increasing approximately 8% every five years through maturity. The Company's investment in Joint Venture #2, which is accounted for on the equity method, was approximately $12,737,000 at December 31, 2002. Approval of both members of this joint venture is needed for all material decisions including property acquisitions.

              The following tables present condensed financial statements for these two joint ventures at December 31, 2002 and for the year then ended (amounts in thousands):


              Condensed Balance Sheets                          Joint Venture #1            Joint Venture #2
              ------------------------                          ----------------            ----------------

              Cash and cash equivalents                            $     596                   $    1,060
              Real estate investments, net                            56,711                       40,091
              Deferred financing costs                                   530 (A)                       95
              Other assets (B)                                           297                          285
                                                                         ---                          ---
              Total assets                                         $  58,134                    $  41,531
                                                                   =========                    =========

              Mortgage loans payable                               $  28,703                    $  15,472 (C)
              Other liabilities                                          320                          384
              Equity                                                  29,111                       25,675
                                                                      ------                       ------
              Total liabilities and equity                         $  58,134                    $  41,531
                                                                   =========                    =========


              Condensed Statements of Operations               Joint Venture #1            Joint Venture #2
              ----------------------------------               ----------------            ----------------

              Revenues, primarily rental income                    $   4,952                    $     648
                                                                   ---------                    ---------

              Depreciation and amortization                              811                           93
              Mortgage interest                                          974                          247 (C)
              Operating expenses (D)                                     241 (E)                       10
                                                                         ---                           --

              Total expenses                                           2,026                          350
                                                                       -----                          ---

              Net income attributable to members                   $   2,926                    $     298
                                                                   =========                    =========

              Company's share of net income                        $     831                    $     149
                                                                   =========                    =========

              Distributions received by the Company:
                 From operations                                   $   1,025                    $      50
                                                                   =========                    =========
                 From mortgage proceeds                            $   7,175                    $       -
                                                                   =========                    =========


              (A) Includes a .5% brokerage fee of $145 paid to a company controlled by the Chairman of the Board of Directors and certain officers of the Company.

              (B) Includes unbilled rent receivable of $293 and $122,
                  respectively.

              (C) Includes three mortgages totaling $6,260 secured by one movie theater property that is due to the Company. Interest on these mortgages amounted to $231.

              (D) Includes management fees of $44 and $4, respectively, paid to a company controlled by the Chairman of the Board of Directors and certain officers of the Company. The management fee is equal to 1% of rent paid by the tenants.

              (E) Includes professional fees of $75 paid to the Company.


              The two joint ventures not described above contributed $98,000 in equity earnings for the year ended December 31, 2002.

NOTE 6 - DEBT OBLIGATIONS

              Mortgages Payable

              At December 31, 2002, there are twenty-two outstanding mortgages payable, all of which are secured by first liens on individual real estate investments with an aggregate carrying value of $119,871,000 before accumulated depreciation. The mortgages bear interest at rates ranging from 6.25% to 8.8%, and mature between 2003 and 2017. The weighted average interest rate was 7.9% and 8% for the years ended December 31, 2002 and 2001, respectively.

              Scheduled principal repayments, including one mortgage that was renegotiated in February 2003 with a principal balance of approximately $1,700,000, during the next five years and thereafter are as follows:

                     Year Ending
                     December 31,                    (In Thousands)
                     ------------                    --------------
                        2003                            $  9,969
                        2004                               4,148
                        2005                               9,428
                        2006                               8,806
                        2007                               4,949
                        2008 and thereafter               40,067
                                                         -------
                        Total                           $ 77,367
                                                        ========

              Line of Credit

              In March 2000, the Company entered into an agreement with European American Bank ("EAB") to provide for a two year $15,000,000 revolving credit facility ("Facility"). EAB merged into Citibank NA and accordingly, Citibank, successor to EAB is hereafter referred to as the "Bank". The Facility provides that the Company pay interest at the Bank's prime rate on funds borrowed and an unused facility fee of 1/4%. The Facility expires on March 24, 2003.

              On March 21, 2003, the Company closed on a new revolving credit facility for $30,000,000 ("New Facility") with Valley National Bank, Merchants Bank Division and Bank Leumi USA. The New Facility is for a term of two years. The New Facility provides that the Company pay interest at the bank's prime rate on funds borrowed and an unused facility fee of 1/4%. The Company immediately drew down $10,000,000 to pay off the existing outstanding balance on the credit line. The Company estimates fees to banks and closing costs of approximately $260,000 will be paid and amortized over the term of the loan.

              The New Facility is guaranteed by all of the Company's subsidiaries which own unencumbered properties and the shares of all the subsidiaries are pledged as collateral. The Company has agreed that it and its affiliates (including entities that are participants in a Shared Services Agreement - see Note 9) will maintain on deposit with the Banks at least 10% of the average outstanding annual principal balance of take downs under the New Facility. If minimum balances are not maintained by the Company and its affiliates, a deficiency fee is charged to the Company.

              The New Facility is available to finance the acquisition or financing of interests in commercial real estate. The Company is required to comply with certain covenants. Net proceeds received from the sale or refinance of properties are required to be used to repay amounts outstanding under the New Facility if proceeds from the New Facility were used to purchase the property.

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

              During the year ended December 31, 2000 the Company repurchased 6,600 shares of Preferred Stock for an aggregate consideration of $91,000.

NOTE 8 - PUBLIC OFFERING

              On May 30, 2002, the Company sold 2,500,000 shares of common stock at $15.25 per share in a follow-on public offering, resulting in net proceeds of approximately $35,000,000.

NOTE 9  - RELATED PARTY TRANSACTIONS

              At December 31, 2002 and 2001, Gould Investors L.P. ("Gould"), a related party, owned 667,397 and 542,397 shares of the common stock of the Company or 11.9% and 17.7% of the equity interest and held approximately 11.2% and 16% of the voting rights, respectively. The increase in shares owned by Gould results from Gould's purchase of 125,000 shares of One Liberty at a cost of $1,792,000 ($14.34 per share) during May 2002 in connection with the public offering described in Note 8. Gould's per share price was net of any underwriters' discounts and commissions.

              Gould charged the Company $717,000 (including $125,000 attributable to time spent on the public offering), $351,000 and $272,000 during the years ended December 31, 2002, 2001 and 2000, respectively, for allocated general and administrative expenses and payroll based on time incurred by various employees pursuant to a Shared Services Agreement. The increases in each year were due primarily to legal and accounting services related to increased business activity. At December 31, 2002 and 2001, $173,000 and $42,000 remain unpaid and is reflected in accrued expenses on the balance sheet.

              The Company paid a company controlled by the Chairman of the Board of Directors and certain officers of the Company 1% brokerage fees totaling $34,000, $136,000 and $200,000 during the years ended December 31, 2002, 2001 and 2000 relating to mortgages placed on one, two and three of the Company's properties, respectively. These fees were deferred and are being amortized over the lives of the respective loans. During the year ended December 31, 2002, this company was paid leasing commissions of $16,000 and management fees of $15,000. During the years ended December 31, 2001 and 2000, this company was paid fees of $12,500 and $4,000, respectively, for supervision of improvements and repairs to properties and was paid a brokerage fee of $300,000 relating to the sale of the Total Petroleum properties during the year ended December 31, 2000.

              In 1999 and 2000, the Company made loans aggregating $240,000 to its current president providing for an interest rate equal to the prime rate and maturing in December 2004. These loans are secured by shares of the Company purchased with the proceeds and personally guaranteed by him and his wife. The outstanding loan balance at December 31, 2002 is $166,000.

              The minority partner of a limited liability company, which is consolidated within these financial statements, is the wife of the current president. This entity purchased the real estate owned by it in March 1998, prior to the current president being employed by the Company.

              See Note 5 for other related party transactions involving the Company's unconsolidated joint ventures.

  NOTE 10 -  STOCK OPTIONS

              On November 17, 1989, the directors of the Company adopted the 1989 Stock Option Plan. Stock options under the 1989 Stock Option Plan are granted at per share amounts at least equal to their fair market value at the date of grant. A maximum of 225,000 common shares were reserved for issuance under the 1989 Stock Option Plan, of which none are available for grant at December 31, 2002.

              On December 6, 1996, the directors of the Company adopted the 1996 Stock Option Plan (Incentive/Nonstatutory Stock Option Plan). Incentive stock options are granted at per share amounts, at least equal to their fair market value at the date of grant, whereas for nonstatutory stock options the exercise price may be any amount determined by the Board of Directors. Options granted under the Plan will expire no later than ten years after the date on which the option is granted. The options granted under the Plans are cumulatively exercisable at a rate of 25% per annum, commencing six months after the date of grant, and expire five years after the date of grant. A maximum of 225,000 shares of common stock of the Company (which includes 100,000 additional shares which were approved by the Company's shareholders as an amendment to the Plan at the 2001 annual meeting of stockholders) are reserved for issuance to employees, officers, directors, consultants and advisors to the Company, of which 85,000 are available for grant at December 31, 2002.


              Changes in the number of common shares under all option arrangements are summarized as follows:

                                                                    Year Ended December 31,
                                                                    -----------------------

                                                             2002           2001             2000
                                                             ----           ----             ----

              Outstanding at beginning of period           202,600        177,500           128,000
              Granted                                         -            57,500            49,500
              Option prices                                   -            $12.19           $11.125
              Exercisable at end of period                 101,175        122,850           106,625
              Exercised                                    (47,798)       (32,400)             -
              Expired                                      (12,500)          -                 -
              Outstanding at end of period                 142,302        202,600           177,500
              Option price per share outstanding       $11.125-$14.50  $11.125-$14.50   $11.125-$14.50


              As of December 31, 2002, the outstanding options had a weighted average remaining contractual life of approximately 1.86 years and a weighted average exercise price of $12.56.

              The Company adopted Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The alternative fair value accounting provided for under FASB No. 123, "Accounting for Stock-Based Compensation", is not applicable because it requires use of option valuation models that were not developed for use in valuing employee stock options.

              Pro forma information regarding net income and earnings per share is required by FASB No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: risk free interest rate of 3.80%, 4.06% and 5.22%, dividend yield of 10.21%, 10.07% and 11.03%, volatility factor of the expected market price of the Company's Common Stock based on historical results of .148, .141 and .135; and expected lives of 5 years.

              The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate, management believes the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The Company has elected not to present pro forma information for 2002, 2001 and 2000 because the impact on the reported net income and earnings per share is immaterial.

NOTE 11 - DISTRIBUTION REINVESTMENT PLAN

              In May, 1996, the Company implemented a Distribution Reinvestment Plan (the "Plan"). The Plan provides owners of record of 100 shares or more of its common and/or preferred stock the opportunity to reinvest cash distributions in newly-issued common stock of the Company at a five percent discount from the market price. No open market purchases are made under the Plan. During the years ended December 31, 2002 and 2001, the Company issued 20,032 and 15,098 common shares, respectively, under the Plan.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

              In the ordinary course of business the Company is party to various legal actions which management believes are routine in nature and incidental to the operation of the Company's business. Management believes that the outcome of the proceedings will not have a material adverse effect upon the Company's consolidated statements taken as a whole.

NOTE 13 - INCOME TAXES (Unaudited)

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

              Reconciliation Between Financial Statement Net Income and Federal
                Taxable Income:

              The following table reconciles financial statement net income to federal taxable income for the years ended December 31, 2002, 2001 and 2000 (amounts in thousands):

                                                              2002           2001          2000
                                                            Estimate        Actual        Actual
                                                            --------        ------        ------

              Net income                                   $  5,880        $  4,866      $  7,932
              Straight line rent adjustments                   (901)           (831)         (669)
              Financial statement gain on sale
                in excess of tax gain                          (162)            (72)       (3,745)
              Rent received in advance, net                     292             (26)          127
              Fee income subject to tax,
                not recorded for books                          157               -             -
              Financial statement provision
                for valuation adjustment                          -               -           125
              Financial statement depreciation
                in excess of tax                                 89              84             -
              Other adjustments                                   6              14            (4)
                                                           --------        --------      --------
              Federal taxable income                       $  5,361        $  4,035      $  3,766
                                                           ========        ========      ========

              Reconciliation Between Cash Dividends Paid and Dividends Paid
               Deduction:

              The following table reconciles cash dividends paid with the dividends paid deduction for the years ended December 31, 2002, 2001 and 2000 (amounts in thousands):


                                                                   2002           2001          2000
                                                                   ----           ----          ----

              Cash dividends paid                                $ 7,607        $ 4,669        $ 4,634
              Dividend reinvestment plan (1)                          15             12             18
                                                                 -------        -------        -------
                                                                   7,622          4,681          4,652
              Less: Dividends designated to prior years           (1,009)        (1,645)        (2,521)
              Less: Spillover dividends (2)                       (1,242)             -              -
              Plus: Dividends designated from following year           -          1,009          1,645
                                                                 -------        -------        -------

              Dividends paid deduction (3)                       $  5,371       $ 4,045        $ 3,776
                                                                 ========       =======        =======


              (1) Amount reflects the 5% discount on the Company's common shares purchased through the dividend reinvestment plan.

              (2) A portion of the dividend paid in January 2003 will be considered a 2003 dividend as it was in excess of the Company's accumulated earnings and profits through 2002.

              (3) Dividends paid deduction is higher than federal taxable income in 2002, 2001 and 2000 so as to account for adjustments made to federal taxable income as a result of the alternative minimum tax.


NOTE 14 - SUBSEQUENT EVENT

              On February 28, 2003, the Company acquired an additional real property, leased to a single retail tenant. The property was acquired for a purchase price of $2,555,000 with $1,250,000 paid in cash and the remainder through the assumption of a $1,305,000 mortgage. The basic term of the net lease expires in 2043 and provides for termination options beginning in 2013, with six months notice.

NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED):
                    (In Thousands, Except Per Share Data)


                                                                                   Quarter Ended
                                                                                   -------------
                                                                                                                      Total
                                                       March 31       June 30      September 30     December 31     For Year
                                                       --------       -------      ------------     -----------     --------
2002
----

Revenues                                                $3,671         $3,814         $3,912          $4,308         $15,705

Net income                                               1,198          1,327          1,528           1,827           5,880

Net income applicable to
  common stockholders                                      939          1,068          1,269           1,567           4,843

Weighted average number of common shares outstanding:
     Basic                                               3,066          4,129          5,599           5,622           4,614
     Diluted                                             3,101          4,168          5,624           5,644           4,644

Net income per common share:
     Basic                                                 .31            .26            .23             .28            1.05(a)
     Diluted                                               .30            .26            .23             .28            1.04(a)




                                                                                   Quarter Ended
                                                                                   -------------
                                                                                                                      Total
                                                       March 31       June 30      September 30     December 31      For Year
                                                       --------       -------      ------------     -----------      --------
2001
----

Revenues                                                $3,784        $3,882          $3,798          $3,773         $15,237

Net income                                               1,186         1,163           1,303           1,214           4,866

Net income applicable to
    common stockholders                                    927           904           1,044             954           3,829

Weighted average number of common shares outstanding:
     Basic                                               3,010         3,016           3,020           3,030           3,019
     Diluted                                             3,013         3,026           3,045           3,058           3,036

Net income per common share:
     Basic                                                 .31           .30             .35             .32           1.27(a)
     Diluted                                               .31           .30             .34             .31           1.26(a)



 (a) Calculated on weighted average shares outstanding for the year.





                                           ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                                 Schedule III - Consolidated Real Estate and Accumulated Depreciation

                                                          December 31, 2002

                                                       (Amounts in Thousands)

                                       Initial Cost  Gross Amount at Which Carried At
                                        to Company          December 31, 2002                                        Life on Which
                                        ----------          -----------------                                        Depreciation in
                                                                                                                      Latest Income
                                                                                                   Date Of            Statement Is
                                                                                    Accumulated   Construc-     Date     Computed
                      Encumbrances  Land    Buildings   Land    Buildings  Total   Depreciation     tion      Acquired   (Years)
                      ------------  ----    ---------   ----    ---------  -----   ------------     ----      --------   -------

Free Standing
Retail Locations:


El Paso, TX            $ 9,791     $ 2,821   $11,373   $ 2,821   $11,373  $14,194    $   794       1974    March 29, 2000    40

Miscellaneous           31,232      13,022    49,367    13,009    49,330   62,339      5,938       Various Various           40


Flex Buildings:

Hauppauge, NY            9,675       2,738    10,954     2,738    10,954   13,692        559        1981  December 28, 2000  40

Jupiter, FL                  -       3,207    12,830     3,207    12,830   16,037         13        1990  December 24, 2002  40

Miscellaneous            3,628       1,042     4,306     1,042     4,306    5,348        216        1986  December 22, 2000  40


Office Building:

Miscellaneous            4,209       1,525     6,024     1,525     6,024    7,549        711     Various  Various            40


Apartment Building:

Miscellaneous            4,613       1,110     4,439     1,110     4,439    5,549      1,379        1910   June 14, 1994   27.5


Industrial:

Hanover, PA              8,622       2,354     9,414     2,354     9,414   11,768        637        1968   April 11, 2000    40

Miscellaneous              798         814     2,870       814     2,870    3,684        261      Various  Various           40

Health Clubs:

Miscellaneous            4,799       2,227     8,907     2,227     8,907   11,134        349      Various  Various           40
                         -----       -----     -----     -----     -----   ------        ---

                       $77,367     $30,860  $120,484  $30,847   $120,447 $151,294    $10,857
                       =======     =======  ========  =======   ======== ========    =======





                    ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                              Notes To Schedule III
              Consolidated Real Estate And Accumulated Depreciation

  (a) Reconciliation of "Real Estate and Accumulated Depreciation"
                             (Amounts In Thousands)

                                                                         Year Ended December 31,
                                                                         -----------------------
                                                               2002                2001              2000
                                                               ----                ----              ----

  Investment in real estate:

  Balance, beginning of year                                 $127,227            $127,864           $75,908

  Addition: Land, buildings and
      improvements                                             25,880                 152            61,008
  Deductions:
      Cost of properties sold                                    (818)               (789)           (8,927)
  Contribution of real property to
         unconsolidated joint venture                            (995)                  -                 -
      Valuation allowance (c)                                       -                   -              (125)
                                                             --------            --------          --------
  Balance, end of year                                       $151,294            $127,227          $127,864
                                                             ========            ========          ========


  Accumulated depreciation:

  Balance, beginning of year                                 $  8,663            $  6,244          $  5,138

  Addition:  depreciation                                       2,617               2,585             2,112
  Deductions:
      Accumulated depreciation
         related to properties sold                              (247)               (166)           (1,006)
      Contribution of real property to
         unconsolidated joint venture                            (176)                  -                 -
                                                             --------            --------          --------

  Balance, end of year                                       $ 10,857            $  8,663          $  6,244
                                                             ========            ========          ========


  (b) The aggregate cost of the properties is approximately $4,344 lower for federal income tax purposes.

  (c) During the year ended December 31, 2000, the Company recorded a provision for valuation adjustment of real estate totaling $125. See
         Note 4 to the consolidated financial statements for other information.