Form 10-Q
period 2003-03-31
ONE LIBERTY PROPERTIES INC
filed 2003-05-13
CIK 712770

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2003

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                          Commission File Number 0-11083

                          ONE LIBERTY PROPERTIES, INC.
                          ----------------------------
              (Exact name of Registrant as specified in its charter)

     MARYLAND                                                    13-3147497
     ----------------------------------------------------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                  Identification Number)

     60 Cutter Mill Road, Great Neck, New York                      11021
     ----------------------------------------------------------------------
     (Address of principal executive office)                      (Zip Code)

    Registrant's telephone number, including area code:     (516) 466-3100
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

                         Yes   X           No   _
                              ---              ---


Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                         Yes                No  X
                              ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

As of May 6, 2003, the Registrant had 5,682,127 shares of Common Stock and 648,058 shares of Redeemable Convertible Preferred Stock outstanding.

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in Thousands, Except Per Share Data)

                                                                                    March 31,         December 31,
                                                                                       2003               2002
                                                                                    ---------         ------------
                                                                                   (Unaudited)

Assets
Real estate investments, at cost
   Land                                                                              $ 31,327           $ 30,847
   Buildings and improvements                                                         122,871            120,447
                                                                                     --------           --------
                                                                                      154,198            151,294
           Less accumulated depreciation                                               11,629             10,857
                                                                                     --------           --------
                                                                                      142,569            140,437

   Investment in unconsolidated joint ventures                                         23,485             23,453
   Mortgages receivable-(including $6,199 and
        $6,260 from an affiliated joint venture)                                        6,199              6,516
   Cash and cash equivalents                                                            3,346              2,624
   Unbilled rent receivable                                                             3,529              3,207
   Rent, interest, deposits and other receivables                                       1,309              1,471
   Note receivable - officer                                                              164                166
   Investment in BRT Realty Trust-(related party)                                         410                398
   Deferred financing costs                                                             1,327              1,072
   Other   (including available-for-sale securities of
         $109 and $94)                                                                    207                265
                                                                                     --------           --------

           Total assets                                                              $182,545           $179,609
                                                                                     ========           ========

Liabilities and Stockholders' Equity
   Liabilities:
        Mortgages payable                                                            $ 78,317           $ 77,367
        Line of credit                                                                 11,526             10,000
        Dividends payable                                                               2,128              2,116
        Accrued expenses and other liabilities                                          1,262              1,432
                                                                                     --------           --------

           Total liabilities                                                           93,233             90,915
                                                                                     --------           --------

Commitments and contingencies                                                               -                  -


Stockholders' equity:
        Redeemable convertible preferred stock,
           $1 par value; $1.60 cumulative annual dividend;
           2,300 shares authorized; 648 shares issued;
           liquidation and redemption values of $16.50                                 10,693             10,693
        Common stock, $1 par value; 25,000 shares
           authorized; 5,663 and 5,626 shares
           issued and outstanding                                                       5,663              5,626
        Paid-in capital                                                                66,138             65,646
        Accumulated other comprehensive income - net
           unrealized gain on available-for-sale securities                               330                312
        Accumulated undistributed net income                                            6,488              6,417
                                                                                     --------           --------

           Total stockholders' equity                                                  89,312             88,694
                                                                                     --------           --------

           Total liabilities and stockholders' equity                                $182,545           $179,609
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



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                              March 31,
                                                                                       --------------------
                                                                                     2003                 2002
                                                                                     ----                 ----

Revenues:
   Rental income                                                                   $ 4,478              $ 3,652
   Interest and other income (including $145 in 2003
     from an affiliated joint venture)                                                 166                   19
                                                                                   -------              -------
                                                                                     4,644                3,671
                                                                                   -------              -------
Expenses:
   Depreciation and amortization                                                       842                  724
   Interest - mortgages payable                                                      1,509                1,502
   Interest - line of credit                                                           113                    9
   Leasehold rent                                                                        -                   24
   General and administrative                                                          569                  361
   Public offering expenses                                                              -                   20
   Real estate expenses                                                                 67                   33
                                                                                   -------              -------
                                                                                     3,100                2,673
                                                                                   -------              -------

Earnings before equity in earnings of unconsolidated
      joint ventures and gain on sale                                                1,544                  998

Equity in earnings of unconsolidated joint ventures                                    654                  198
Gain on sale of available-for-sale securities                                            -                    2
                                                                                   -------              -------

Net income                                                                         $ 2,198              $ 1,198
                                                                                   =======              =======

Calculation of net income applicable to common stockholders:
Net income                                                                         $ 2,198              $ 1,198
Less: dividends on preferred stock                                                     259                  259
                                                                                   -------              -------

Net income applicable to
   common stockholders                                                             $ 1,939              $   939
                                                                                   =======              =======

Weighted average number of common shares outstanding:
     Basic                                                                           5,636                3,066
                                                                                     =====                =====
     Diluted                                                                         5,667                3,101
                                                                                     =====                =====

Net income per common share:
     Basic                                                                         $   .34              $   .31
                                                                                   =======              =======
     Diluted                                                                       $   .34              $   .30
                                                                                   =======              =======

Cash distributions per share:
   Common Stock                                                                    $   .33              $   .33
                                                                                   =======              =======
   Preferred Stock                                                                 $   .40              $   .40
                                                                                   =======              =======


      See accompanying notes to consolidated financial statements.




                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

           For the three month period ended March 31, 2003 (unaudited)
                      and the year ended December 31, 2002
                             (Amounts in Thousands)

                                                                                          Accumulated
                                                                                             Other         Accumulated
                                           Preferred       Common            Paid-in     Comprehensive    Undistributed
                                             Stock          Stock            Capital         Income        Net Income       Total
                                             -----          -----            -------         ------        ----------       -----

Balances, January 1, 2002                   $10,693        $ 3,058           $32,192         $   261         $ 8,144       $54,348

Distributions -
   common stock                                   -              -                 -               -          (6,570)       (6,570)
Distributions -
   preferred stock                                -              -                 -               -          (1,037)       (1,037)
Exercise of options                               -             48               562               -               -           610
Shares issued through
   public offering                                -          2,500            32,621               -               -        35,121
Shares issued through
   dividend reinvestment plan                     -             20               271               -               -           291
     Net income                                   -              -                 -               -           5,880         5,880
     Other comprehensive income-
        net unrealized gain on
        available-for-sale securities             -              -                 -              51               -            51
                                                                                                                           -------
Comprehensive income                              -              -                 -               -               -         5,931
                                            -------        -------          --------        --------         --------      -------

Balances, December 31, 2002                  10,693          5,626            65,646             312           6,417        88,694

Distributions -
   common stock                                   -              -                 -               -          (1,868)       (1,868)
Distributions -
   preferred stock                                -              -                 -               -            (259)         (259)
Exercise of options                               -             32               419               -               -           451
Shares issued through
   dividend reinvestment plan                     -              5                73               -               -            78
     Net income                                   -              -                 -               -           2,198         2,198
     Other comprehensive income-
        net unrealized gain on
        available-for-sale securities             -              -                 -              18               -            18
                                                                                                                           -------
Comprehensive income                              -              -                 -               -               -         2,216
                                            -------        -------           -------         -------         -------       -------

Balances, March 31, 2003                    $10,693        $ 5,663           $66,138         $   330         $ 6,488       $89,312
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

                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)


                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                                          ---------
                                                                                                 2003                  2002
                                                                                                 ----                  ----

Cash flows from operating activities:
   Net income                                                                                  $ 2,198                $ 1,198
   Adjustments to reconcile net income
     to net cash provided by operating activities:
   Gain on sale of available-for-sale securities                                                     -                    (2)
   Increase in rental income from straight-lining of rent                                         (322)                 (180)
   Equity in earnings of unconsolidated joint ventures                                            (654)                 (198)
   Distributions from unconsolidated joint ventures                                                632                   196
   Payments to minority interest by subsidiary                                                      (9)                   (4)
   Depreciation and amortization                                                                   842                   724
   Changes in assets and liabilities:
   Decrease in rent, interest, deposits and other receivables                                      236                   156
   Decrease in accrued expenses and other liabilities                                             (162)                 (212)
                                                                                              --------               -------
           Net cash provided by operating activities                                             2,761                 1,678
                                                                                              --------               -------

Cash flows from investing activities:
   Additions to real estate                                                                     (1,630)                    -
   Net proceeds from condemnation of real estate                                                    32                     -
   Investment in unconsolidated joint ventures, net                                                (10)                 (194)
   Collection of mortgages receivable- ($61 from affiliated joint venture)                         317                     -
   Net proceeds from sale of available-for-sale securities                                           -                     8
   Purchase of available-for-sale securities                                                       (10)                    -
                                                                                              --------              --------
           Net cash used in investing activities                                                (1,301)                 (186)
                                                                                              --------              --------

Cash flows from financing activities:
   Repayment of mortgages payable                                                                 (355)                 (325)
   Payment of financing costs                                                                     (325)                    -
   Proceeds from bank line of credit                                                             1,526                     -
   Cash distributions - common stock                                                            (1,856)                 (917)
   Cash distributions - preferred stock                                                           (259)                 (259)
   Proceeds from the exercise of stock options                                                     451                   236
   Issuance of shares through dividend reinvestment plan                                            78                    65
   Collection of note receivable - officer                                                           2                     -
                                                                                              --------              --------
           Net cash used in financing activities                                                  (738)               (1,200)
                                                                                              --------              --------

           Net increase in cash and cash equivalents                                               722                   292

Cash and cash equivalents at beginning of period                                                 2,624                 2,285
                                                                                              --------              --------

Cash and cash equivalents at end of period                                                    $  3,346              $  2,577
                                                                                              ========              ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                                                   $ 1,624               $  1,514

Supplemental schedule of non-cash investing and financing activities:
   Contribution of real property to unconsolidated joint venture                              $     -               $    819
   Assumption of mortgage payable in connection with purchase of
     real estate                                                                                1,305                      -


       See accompanying notes to consolidated financial statements.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results for the full year.

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

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2 - Earnings Per Common Share

For the three months ended March 31, 2003 and 2002 basic earnings per share was determined by dividing net income applicable to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during each period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company. For the three month periods ended March 31, 2003 and 2002 diluted earnings per share was determined by dividing net income applicable to common stockholders for the period by the total of the weighted average number of shares of Common Stock outstanding plus the dilutive effect of the Company's outstanding options (30,591 and 35,278 for the three months ended March 31, 2003 and 2002, respectively) using the treasury stock method. The Preferred Stock was not considered for the purpose of computing diluted earnings per share because their assumed conversion is antidilutive.

Note 3 - Preferred and Common Stock Dividend Distributions

On March 12, 2003 the Board of Directors declared quarterly cash distributions of $.33 and $.40 per share on the Company's common and preferred stock, respectively, which was paid on April 2, 2003 to stockholders of record on March 24, 2003.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 4 - Investment in Unconsolidated Joint Ventures

In the latter part of 2001 and in 2002, we entered into two joint ventures organized for the purpose of acquiring and owning megaplex stadium-style movie theaters. We own a 25% equity interest in the first joint venture organized (Joint Venture #1), which has acquired five megaplex stadium-style movie theaters, and a 50% equity interest in the second joint venture organized (Joint Venture #2), which has acquired one partial stadium-style movie theater and three megaplex stadium-style movie theaters. These movie theaters were acquired for a total consideration of $97.7 million.

On May 2, 2003, the movie theater joint ventures closed on mortgage financings secured by one unencumbered property owned by Joint Venture #1 in the amount of $5.4 million and by two unencumbered properties and the Brooklyn movie theater property owned by Joint Venture #2 in the aggregate amount of $17.9 million. As a result of these financings, the Company received approximately $13 million, including the payoff of $6.2 million of mortgages on the Brooklyn theater held by the Company.

The following tables present unaudited condensed financial statements for these two joint ventures at March 31, 2003 and for the three months ended March 31, 2003 and 2002 (amounts in thousands):


Condensed Balance Sheets                                        Joint Venture #1            Joint Venture #2
------------------------                                        ----------------            ----------------

Cash and cash equivalents                                           $    432                     $    741
Real estate investments, net                                          56,423                       40,016
Deferred financing costs                                                 516                          108
Other assets                                                             516(A)                       662(A)
                                                                    --------                     --------
Total assets                                                        $ 57,887                     $ 41,527
                                                                    ========                     ========

Mortgage loans payable                                              $ 28,552                     $ 15,383 (B)
Other liabilities                                                        291                          403
Equity                                                                29,044                       25,741
                                                                    --------                     --------
Total liabilities and equity                                        $ 57,887                     $ 41,527
                                                                    ========                     ========

Company's equity investment                                        $   7,250                     $ 12,770
                                                                   =========                     ========

                                Joint Venture #1

                                                              Three Months Ended            Three Months Ended
Condensed Statements of Operations                              March 31, 2003               March 31, 2002
----------------------------------                              --------------               ---------------
Revenues, primarily rental income                                   $  1,835                      $    410
                                                                    --------                      --------

Depreciation and amortization                                            302                            63
Mortgage interest                                                        576                             -
Operating expenses                                                        92                             5
                                                                    --------                      --------

Total expenses                                                           970                            68
                                                                    --------                      --------

Net income attributable to members                                  $    865                      $    342
                                                                    ========                      ========

Company's share of net income                                       $    216                      $    171
                                                                    ========                      ========

Distributions received by the Company                               $    233                      $    196
                                                                    ========                      ========



                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 4 - Investment in Unconsolidated Joint Ventures (Continued)


                                     Joint Venture #2


                                                         Three Months Ended
Condensed Statements of Operations                       March 31, 2003 (C)
----------------------------------                       ------------------

Revenues, primarily rental income                            $  1,278
                                                             --------

Depreciation and amortization                                     203
Mortgage interest                                                 353 (B)
Operating expenses                                                 13
                                                             --------

Total expenses                                                    569
                                                             --------

Net income attributable to members                           $    709
                                                             ========

Company's share of net income                                $    355
                                                             ========

Distributions received by the Company                        $    322
                                                             ========


  (A)     Includes unbilled rent receivable of $398 and $304, respectively.

  (B) Includes three mortgages totaling $6,199 secured by one movie theater property that is due to the Company. Interest on these mortgages amounted to $145. These mortgages were refinanced on May 2, 2003 and the joint venture paid off the outstanding balance due to the Company.

  (C) The joint venture was formed in July 2002, therefore there is no comparative data for the three months ended March 31, 2002.


The Company is a member in two other unconsolidated joint ventures each of which owns one property. These two joint ventures contributed $83,000 and $27,000 in equity earnings for the three months ended March 31, 2003 and 2002, respectively.


                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 5 - Line of Credit

On March 21, 2003, the Company closed on a new revolving credit facility for $30 million ("Facility") with Valley National Bank, Merchants Bank Division and Bank Leumi, USA. The Facility is for a term of two years. The Facility provides that the Company pay interest at the bank's prime rate on funds borrowed and an unused facility fee of 1/4%. The Company immediately drew down approximately $10 million to pay off the outstanding balance on the old credit line. Fees to banks and closing costs of approximately $260,000 were paid and will be amortized over the term of the loan.

The Facility is guaranteed by all of the Company's subsidiaries which own unencumbered properties and shares of its subsidiaries are pledged as collateral. The Company has agreed that it and its affiliates (including entities that are participants in a Shared Services Agreement) will maintain on deposit with the Banks at least 10% of the average outstanding annual principal balance of take downs under the Facility. If minimum balances are not maintained by the Company and its affiliates, a deficiency fee is charged to the Company.

The Facility is available to finance the acquisition or financing of interests in commercial real estate. The Company is required to comply with certain covenants. Net proceeds received from the sale or refinance of properties are required to be used to repay amounts outstanding under the Facility if proceeds from the Facility were used to purchase the property.

Note 6 - Comprehensive Income

Statement No. 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During the three months ended March 31, 2003 and 2002, accumulated other comprehensive income, which is solely comprised of the net unrealized gain on available-for-sale securities, increased $18,000 to $330,000 and $65,000 to $326,000, respectively.

Item 2.  Management's Discussion And Analysis Of Financial Condition And
         ---------------------------------------------------------------
         Results Of Operations
         ---------------------

Forward-Looking Statements
--------------------------

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

General
-------

We are a self-administered REIT and we primarily own real estate that we net lease to tenants. We currently own 33 properties and we are a member of four joint ventures that own a total of eleven properties. These 44 properties are located in 16 states.

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

In the latter part of 2001 and in 2002, we entered into two joint ventures organized for the purpose of acquiring and owning megaplex stadium-style movie theaters. We own a 25% equity interest in the first joint venture organized for this purpose and a 50% equity interest in the second joint venture organized for this purpose. These joint ventures have acquired one partial stadium-style movie theater and eight megaplex stadium-style movie theaters for a total consideration of $97.7 million. Our equity investment in these ventures at March 31, 2003 was approximately $20 million, net of distributions from the joint ventures. Venturers holding at least 75% of the aggregate membership interests in both these joint ventures must approve all material decisions, except for property acquisitions which require unanimous approval.

At March 31, 2003, excluding mortgages payable of our unconsolidated joint ventures, we had 23 outstanding mortgages payable, aggregating approximately $78.3 million in principal amount, all of which are secured by first liens on individual real estate investments with an aggregate carrying value of approximately $122 million before accumulated depreciation. The mortgages bear interest at fixed rates ranging from 6.0% to 8.8%, and mature between 2003 and 2017.

Results of Operations
---------------------

Comparison of Three Months Ended March 31, 2003 and 2002
--------------------------------------------------------

Revenues

Our revenues consist primarily of rental income from tenants in our rental properties. We have also, through joint ventures, invested in megaplex movie theaters. Our equity investment in movie theater joint ventures was $20 million at March 31, 2003, net of distributions from the joint ventures.
Rental income increased by $826,000, or 22.6%, to $4.5 million for the three months ended March 31, 2003 from $3.7 million for the three months ended March 31, 2002. The rental income increase is due to $885,000 of rental income earned on four properties acquired by us between September 2002 and February 2003. This increase in rental income was partially offset by the contribution of our leasehold position in an industrial property to a joint venture (in February
2002) and the vacancy of two retail properties.

Interest and other income increased by $147,000, or 774%, to $166,000 for the three months ended March 31, 2003 from $19,000 for the three months ended March 31, 2002. This increase was substantially due to $145,000 of interest income earned on three mortgages, totaling $6.3 million, acquired by us in August 2002 in connection with a movie theater acquisition by one of our joint ventures. These mortgages were repaid in full on May 2, 2003.

Our equity in the earnings of unconsolidated joint ventures increased by $456,000, or 230%, to $654,000 for the three months ended March 31, 2003 from $198,000 for the three months ended March 31, 2002. Rental income earned on eight movie theaters purchased by our two movie theater joint ventures at various times between April 2002 and December 2002 caused $400,000 of this increase. Another joint venture we participate in was organized in December 2002 and our equity share in the earnings of this joint venture for the three months ended March 31, 2003 was $48,000.

We will continue to acquire, solely for our own account, improved commercial properties in accordance with our business and investment strategies. We anticipate that the acquisition of megaplex movie theaters will be made through the existing or newly organized joint ventures, and we may from time to time acquire other properties with joint venture partners.

Expenses
--------

Depreciation and amortization expense increased by $118,000, or 16.3%, to $842,000 for the three months ended March 31, 2003 from $724,000 for the three months ended March 31, 2002. The increase in depreciation expense was primarily due to the acquisition of three properties during 2002.

Interest-mortgages payable increased by $7,000, or 0.5%, to $1,509,000 for the three months ended March 31, 2003 from $1,502,000 for the three months ended March 31, 2002. This increase resulted from one mortgage placed on a property in December 2002 and the assumption of a mortgage in connection with the purchase of a property in February 2003, offset by a decrease in interest expense resulting from the payoff of two mortgage loans during June 2002.

Interest-line of credit increased by $104,000 to $113,000 for the three months ended March 31, 2003 from $9,000 for the three months ended March 31, 2002. This increase resulted from our borrowing $10 million under our line of credit during December 2002, which was used to purchase a property.

Leasehold rent expense decreased by $24,000 to zero for the three months ended March 31, 2003 from $24,000 for the three months ended March 31, 2002. This rent expense was payable on the leasehold interest position that we contributed during February 2002 to a joint venture in which we hold an approximately 36% interest. Therefore, effective February 2002, we no longer paid leasehold rent.

General and administrative expenses increased $208,000, or 57.6% to $569,000 for three months ended March 31, 2003 from $361,000 for the three months ended March 31, 2002. This increase was primarily due to a $126,000 increase in payroll and payroll expenses, including approximately $105,000 for executive and support personnel, primarily for legal and accounting services allocated to us pursuant to a Shared Services Agreement between us and related entities. This increase in the allocated payroll expenses resulted from an increase in our level of business activity, primarily property acquisitions, the negotiation and consummation of a new revolving credit facility, mortgage refinancings, lease negotiations and regulatory compliance activities. The increase in payroll expenses is also due to a $25,000 ($6,250 per quarter) increase in the base salary and a $25,000 ($6,250 per quarter) bonus to our president and chief executive officer. The balance of the increase in general and administrative expenses is due to an increase in a number of items including professional fees of approximately $42,000, travel expenses of approximately $8,000, a major portion of which is related to our property acquisition activities, and state taxes of approximately $8,000.

Real estate expenses increased by $34,000, or 103%, to $67,000 for the three months ended March 31, 2003 from $33,000 for the three months ended March 31, 2002. This increase was primarily due to utilities and real estate tax expenses on our two vacant properties and non-recurring landlord repairs during the first quarter of 2003.

Liquidity and Capital Resources
-------------------------------

We had cash and cash equivalents of $3.3 million at March 31, 2003. Our primary sources of liquidity are cash and cash equivalents, our revolving credit facility and cash generated from operating activities, including mortgage financings. On March 31, 2003, we entered into a new credit agreement with Valley National Bank, Merchants Bank Division and Bank Leumi, USA for a $30 million revolving credit facility. This facility, which replaced a $15 million revolving credit facility, is available to us to pay down existing mortgages, to fund the acquisition of additional properties or to invest in joint ventures. The facility matures on March 21, 2005. Borrowings under the facility bear interest at the bank's prime rate, currently 4.25%, and there is an unused facility fee of one-quarter of 1% per annum. Net proceeds received from the sale or refinancing of properties are required to be used to repay amounts outstanding under the facility if proceeds from the facility were used to purchase or refinance the property. The facility is guaranteed by our subsidiaries that own unencumbered properties and shares of its subsidiaries are pledged as collateral. At March 31, 2003, approximately $11.5 million was outstanding under the facility.

On May 2, 2003, the movie theater joint ventures closed on mortgage financings in the aggregate amount of $23.3 million secured by three unencumbered properties and the Brooklyn movie theater property owned by the ventures. As a result of these financings, we received approximately $13 million, including a payoff of $6.2 million of mortgages on the Brooklyn theater held by us. Simultaneous with the receipt of the funds, we repaid the entire $11.5 million balance outstanding under the credit facility.

We, on our own behalf and on behalf of our joint ventures, are involved in various stages of negotiation with respect to the acquisition of additional net leased properties. The movie theater joint ventures will only acquire movie theater properties. We will use the cash provided from operations, cash provided from mortgage financings, including distributions from joint ventures resulting from their mortgage financings, and our credit facility to fund any additional acquisitions.

The following sets forth our contractual cash obligations as of March 31, 2003, all of which relate to interest and amortization payments and balances due at maturity under outstanding mortgages secured by our properties, for the periods indicated (amounts in thousands):


                                                                         Principal                Balances Due
                                                Total                  and Interest                at Maturity
                                                -----                  ------------                -----------

        Due within 1 year                      $14,106                     $ 7,010                   $ 7,096
        Due 1 to 3 years                        23,408                      12,899                    10,509
        Due 4 to 5 years                        19,550                       9,252                    10,298
        Due after 5 years                       57,021                      19,630                    37,391


As of March 31, 2003, we had outstanding approximately $78.3 million in long-term mortgage indebtedness (excluding mortgage indebtedness of our unconsolidated joint ventures), all of which is non-recourse (subject to standard carve-outs). We expect that debt service payments of approximately $19.9 million due in the next three years will be paid primarily from cash generated from our operations. We anticipate that loan maturities of approximately $17.6 million due in the next three years will be paid primarily from mortgage financings or refinancings. If we are not successful in refinancing our existing indebtedness or financing our unencumbered properties, our cash flow, funds available under our credit facility and available cash, if any, may not be sufficient to repay all maturing debt when payments become due, and we may be forced to sell additional equity or dispose of properties on disadvantageous terms.

We had no outstanding contingent commitments, such as guarantees of indebtedness, or any other contractual cash obligations at March 31, 2003.

Cash Distribution Policy
------------------------

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

                                Scheduled
                                Principal
    Year Ending                 Repayments                     Average
    March 31,                 (In Thousands)                 Interest Rate
    ---------                 -------------                  -------------
     2004                        $  8,358                        7.74%
     2005                           1,427                        7.74
     2006                          11,814                        7.75
     2007                           6,696                        7.68
     2008                           5,138                        7.67
     Thereafter                    44,884                        7.71
                                 --------
     Total                       $ 78,317                        7.72
                                 ========

     Fair Value                  $ 80,124                        7.25%
                                 ========


Item 4. - Controls and Procedures
          -----------------------

Our president and chief executive officer and senior vice president and chief financial officer have participated in the design and implementation of our disclosure controls and procedures and have evaluated the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report on Form 10-Q. Based on their evaluation they have concluded that the controls and procedures are effective.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. No significant deficiencies or material weaknesses were detected in our internal controls and therefore no corrective actions were taken.

Part II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K
          --------------------------------

           (a)  Exhibits
                --------

           Exhibit 99.1 Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           Exhibit 99.2 Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           Exhibit 99.3 Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           Exhibit 99.4 Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


           (b)  Reports on Form 8-K
                -------------------

           A Form 8-KA was filed on January 16, 2003 to amend Form 8-K filed on December 23, 2002, which reported the acquisition of a property in Jupiter, Florida.

           A Form 8-K was filed on March 25, 2003 to report the consummation of a new credit facility, amended by Form 8-KA filed on March 26, 2003.

                          ONE LIBERTY PROPERTIES, INC.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          One Liberty Properties, Inc.
                          ----------------------------

                                  (Registrant)






May 14, 2003                        /s/ Jeffrey Fishman
------------                        -------------------
Date                                Jeffrey Fishman
                                    President and
                                    Chief Executive Officer





May 14, 2003                         /s/ David W. Kalish
------------                         ---------------------
Date                                 David W. Kalish
                                     Senior Vice President and
                                     Chief Financial Officer

                                  EXHIBIT 99.1
                                  ------------

                                  CERTIFICATION

   I, Jeffrey Fishman, President and Chief Executive Officer of One Liberty Properties, Inc. certify that:

    1. I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 of One Liberty Properties, Inc.

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

Date:   May 13, 2003


                                          /s/ Jeffrey Fishman
                                          -------------------------
                                          Jeffrey Fishman
                                          President and Chief Executive Officer

                                  EXHIBIT 99.2
                                  ------------

                                  CERTIFICATION

   I, David W. Kalish, Senior Vice President and Chief Financial Officer of One Liberty Properties, Inc. certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 of One Liberty Properties, Inc.

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

Date:   May 13, 2003                      /s/ David W. Kalish
                                          ------------------------
                                          David W. Kalish
                                          Senior Vice President
                                          and Chief Financial Officer

                                  EXHIBIT 99.3
                                  ------------

             CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, Jeffrey Fishman, President and Chief Executive Officer of One Liberty Properties, Inc., (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report").

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   May 13, 2003                  /s/ Jeffrey Fishman
                                      ----------------------
                                      Jeffrey Fishman
                                      President and Chief Executive Officer

                                  EXHIBIT 99.4
                                  ------------

       CERTIFICATION OF SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, David W. Kalish, Senior Vice President and Chief Financial Officer of One Liberty Properties, Inc. (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report").

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   May 13, 2003              /s/ David W. Kalish
                                  --------------------------------
                                  David W. Kalish
                                  Senior Vice President
                                  and Chief Financial Officer