Form 10-Q
period 2003-06-30
ONE LIBERTY PROPERTIES INC
filed 2003-08-12
CIK 712770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         Commission File Number 0-11083
                                                -------

                          ONE LIBERTY PROPERTIES, INC.
                          ----------------------------
             (Exact name of Registrant as specified in its charter)

       MARYLAND                                                  13-3147497
      -----------------------------------------------------------------------
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                  Identification Number)

         60 Cutter Mill Road, Great Neck, New York                 11021
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

As of August 6, 2003, the Registrant had 5,730,680 shares of Common Stock and 648,058 shares of Redeemable Convertible Preferred Stock outstanding.

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in Thousands, Except Per Share Data)

                                                                                    June 30,           December 31,
                                                                                      2003                2002
                                                                                      ----                ----
                                                                                    (Unaudited)

Assets
Real estate investments, at cost
   Land                                                                              $ 32,050           $ 30,847
   Buildings and improvements                                                         127,463            120,447
                                                                                     --------           --------
                                                                                      159,513            151,294
           Less accumulated depreciation                                               12,333             10,857
                                                                                     --------           --------
                                                                                      147,180            140,437

   Investment in unconsolidated joint ventures                                         16,630             23,453
   Mortgages receivable-(including $6,260 from
        an affiliated joint venture in 2002)                                                -              6,516
   Cash and cash equivalents                                                            4,969              2,624
   Unbilled rent receivable                                                             3,839              3,207
   Rent, interest, deposits and other receivables                                       3,326              1,471
   Note receivable - officer                                                              162                166
   Investment in BRT Realty Trust-(related party)                                         478                398
   Deferred financing costs                                                             1,634              1,072
   Other   (including available-for-sale securities of
         $124 and $94)                                                                    687                265
                                                                                     --------           --------

           Total assets                                                              $178,905           $179,609
                                                                                     ========           ========

Liabilities and Stockholders' Equity
   Liabilities:
        Mortgages payable                                                            $ 82,642           $ 77,367
        Line of credit                                                                  3,000             10,000
        Dividends payable                                                               2,136              2,116
        Accrued expenses and other liabilities                                          1,510              1,432
                                                                                     --------           --------

           Total liabilities                                                           89,288             90,915
                                                                                     --------           --------

Commitments and contingencies                                                               -                  -


Stockholders' equity:
        Redeemable convertible preferred stock, $1 par value;
           $1.60 cumulative annual dividend; 2,300 shares
           authorized; 648 shares issued; liquidation and
           redemption values of $16.50                                                10,693             10,693
        Common stock, $1 par value; 25,000 shares
           authorized; 5,687 and 5,626 shares
           issued and outstanding                                                       5,687              5,626
        Paid-in capital                                                                66,465             65,646
        Accumulated other comprehensive income - net
           unrealized gain on available-for-sale securities                               411                312
        Accumulated undistributed net income                                            6,361              6,417
                                                                                     --------            -------

           Total stockholders' equity                                                  89,617             88,694
                                                                                     --------           --------

           Total liabilities and stockholders' equity                                $178,905           $179,609
                                                                                     ========           ========


     See accompanying notes to consolidated financial statements.


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                          Three Months Ended          Six Months Ended
                                                                                June 30,                  June 30,
                                                                         -------------------         ------------------
                                                                         2003           2002           2003        2002
                                                                         ----           ----           ----        ----

Revenues:
   Rental income                                                       $ 4,513         $ 3,631       $ 8,990      $ 7,283
   Interest and other income (including $49 and
     $194 in 2003 from an affiliated joint venture)                         70             183           236          201
                                                                       -------         -------       -------      -------
                                                                         4,583           3,814         9,226        7,484
                                                                       -------         -------       -------      -------
Expenses:
   Depreciation and amortization                                           782             639         1,553        1,282
   Interest - mortgages payable                                          1,593           1,561         3,172        3,122
   Interest - line of credit                                                97              19           210           50
   Leasehold rent                                                            -               -             -           24
   General and administrative                                              525             413         1,065          774
   Public offering expenses                                                  -             105             -          125
   Real estate expenses                                                    180              31           276           64
                                                                       -------         -------       -------      -------
                                                                         3,177           2,768         6,276        5,441
                                                                       -------         -------       -------      -------

Earnings before equity in earnings of unconsolidated
      joint ventures and gain on sale                                    1,406           1,046         2,950        2,043

Equity in earnings of unconsolidated joint ventures                        588             275         1,243          473
Gain on sale of real estate                                                 14               -            14            -
Gain on sale of available-for-sale securities                                -               6             -            8
                                                                       -------         -------       -------      -------

Net income                                                             $ 2,008         $ 1,327       $ 4,207      $ 2,524
                                                                       =======         =======       =======      =======

Calculation of net income applicable to common stockholders:
Net income                                                             $ 2,008         $ 1,327       $ 4,207      $ 2,524
Less: dividends on preferred stock                                         259             259           518          518
                                                                       -------         -------       -------      -------

Net income applicable to
   common stockholders                                                 $ 1,749         $ 1,068       $ 3,689      $ 2,006
                                                                       =======         =======       =======      =======

Weighted average number of common shares outstanding:
     Basic                                                               5,683           4,129         5,660        3,600
                                                                         =====           =====         =====        =====
     Diluted                                                             5,715           4,168         5,691        3,637
                                                                         =====           =====         =====        =====

Net income per common share:
     Basic                                                              $  .31         $   .26       $   .65      $   .56
                                                                        ======         =======       =======      =======
     Diluted                                                            $  .31         $   .26       $   .65      $   .55
                                                                        ======         =======       =======      =======

Cash distributions per share:
   Common Stock                                                         $  .33         $   .33       $   .66      $   .66
                                                                        ======         =======       =======      =======
   Preferred Stock                                                      $  .40         $   .40       $   .80      $   .80
                                                                        ======         =======       =======      =======


     See accompanying notes to consolidated financial statements.



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

            For the six month period ended June 30, 2003 (unaudited)
                      and the year ended December 31, 2002
                             (Amounts in Thousands)

                                                                                           Accumulated
                                                                                              Other           Accumulated
                                           Preferred       Common            Paid-in      Comprehensive      Undistributed
                                             Stock          Stock            Capital          Income          Net Income     Total
                                             -----          -----            -------          ------          ----------     -----

Balances, January 1, 2002                   $10,693        $ 3,058           $32,192          $    261         $ 8,144      $54,348

Distributions -
   common stock                                   -              -                 -                 -          (6,570)      (6,570)
Distributions -
   preferred stock                                -              -                 -                 -          (1,037)      (1,037)
Exercise of options                               -             48               562                 -               -          610
Shares issued through
   public offering                                -          2,500            32,621                 -               -       35,121
Shares issued through
   dividend reinvestment plan                     -             20               271                 -               -          291
     Net income                                   -              -                 -                 -           5,880        5,880
     Other comprehensive income-
        net unrealized gain on
        available-for-sale securities             -              -                 -                51               -           51
                                                                                                                            -------
Comprehensive income                              -              -                 -                 -               -        5,931
                                             ------         ------           -------            ------         -------      -------

Balances, December 31, 2002                  10,693          5,626            65,646               312           6,417       88,694

Distributions -
   common stock                                   -              -                 -                 -          (3,745)      (3,745)
Distributions -
   preferred stock                                -              -                 -                 -            (518)        (518)
Exercise of options                               -             36               465                 -               -          501
Shares issued through
   dividend reinvestment plan                     -             25               354                 -               -          379
     Net income                                   -              -                 -                 -           4,207        4,207
     Other comprehensive income-
        net unrealized gain on
        available-for-sale securities             -              -                 -                99               -           99
                                                                                                                           --------
Comprehensive income                              -              -                 -                 -               -        4,306
                                            -------        -------           -------            ------         -------     --------

Balances, June 30, 2003                     $10,693        $ 5,687           $66,465           $   411         $ 6,361      $89,617
                                            =======        =======           =======           =======         =======      =======






     See accompanying notes to consolidated financial statements.


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                       2003                  2002
                                                                                       ----                  ----

Cash flows from operating activities:
   Net income                                                                        $ 4,207               $ 2,524
   Adjustments to reconcile net income
     to net cash provided by operating activities:
   Gain on sale of available-for-sale securities                                           -                    (8)
   Gain on sale of real estate                                                           (14)                    -
   Increase in rental income from straight-lining of rent                               (632)                 (345)
   Equity in earnings of unconsolidated joint ventures                                (1,243)                 (473)
   Distributions from unconsolidated joint ventures                                    1,217                   464
   Payments to minority interest by subsidiary                                            (9)                   (9)
   Depreciation and amortization                                                       1,553                 1,282
   Amortization of financing costs included in interest expense                          149                   141
   Changes in assets and liabilities:
   Increase in rent, interest, deposits and other receivables                         (2,247)                 (129)
   Increase in accrued expenses and other liabilities                                     87                    12
                                                                                    --------              --------
           Net cash provided by operating activities                                   3,068                 3,459
                                                                                    --------              --------

Cash flows from investing activities:
   Additions to real estate                                                           (7,167)                    -
   Net proceeds from sale of real estate                                                 159                     -
   Net proceeds from condemnation of real estate                                          32                     -
   Investment in unconsolidated joint ventures, net                                      (10)               (9,412)
   Distributions of refinancing proceeds from unconsolidated
     joint ventures                                                                    6,859                     -
   Sale of portion of interest in unconsolidated joint venture                             -                 3,150
   Collection of mortgages receivable (including $6,260
     from affiliated joint venture)                                                    6,516                     -
   Net proceeds from sale of available-for-sale securities                                 -                   178
   Purchase of available-for-sale securities                                             (11)                    -
   Purchase of treasury bill                                                               -                  (992)
                                                                                      -------              -------
           Net cash provided by (used in) investing activities                          6,378               (7,076)
                                                                                      -------              -------

Cash flows from financing activities:
   Repayment of mortgages payable                                                       (693)               (1,936)
   Proceeds from mortgages payable                                                     4,662                     -
   Payment of financing costs                                                           (711)                    -
   Proceeds (repayments) from bank line of credit, net                                (7,000)                    -
   Net proceeds from issuance of shares through public offering                            -                35,144
   Cash distributions - common stock                                                  (3,725)               (1,934)
   Cash distributions - preferred stock                                                 (518)                 (518)
   Proceeds from the exercise of stock options                                           501                   328
   Issuance of shares through dividend reinvestment plan                                 379                   139
   Collection of note receivable - officer                                                 4                     -
                                                                                     -------              --------
           Net cash (used in) provided by financing activities                        (7,101)               31,223
                                                                                     -------              --------

           Net increase in cash and cash equivalents                                   2,345                27,606

Cash and cash equivalents at beginning of period                                       2,624                 2,285
                                                                                       ------              -------

Cash and cash equivalents at end of period                                           $ 4,969               $29,891
                                                                                     =======               =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                                          $ 3,247               $ 3,035
Supplemental schedule of non-cash investing and financing activities:
   Contribution of real property to unconsolidated joint venture                     $     -               $   819
   Assumption of mortgage payable in connection with purchase of
     real estate                                                                       1,305                     -

    See accompanying notes to consolidated financial statements.


                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 2003 and for the six and three months ended June 30, 2003 and 2002 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the six and three months ended June 30, 2003 are not necessarily indicative of the results for the full year.

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

Note 2 - Earnings Per Common Share

For the six and three months ended June 30, 2003 and 2002 basic earnings per share was determined by dividing net income applicable to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during each period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company. For the six and three month periods ended June 30, 2003 and 2002 diluted earnings per share was determined by dividing net income applicable to common stockholders for the period by the total of the weighted average number of shares of Common Stock outstanding plus the dilutive effect of the Company's outstanding options (31,412 and 32,233 for the six and three months ended June 30, 2003 and 36,738 and 38,197 for the six and three months ended June 30, 2002, respectively) using the treasury stock method. The Preferred Stock was not considered for the purpose of computing diluted earnings per share because their assumed conversion is antidilutive.

Note 3 - Preferred and Common Stock Dividend Distributions

On June 10, 2003 the Board of Directors declared quarterly cash distributions of $.33 and $.40 per share on the Company's common and preferred stock, respectively, which was paid on July 2, 2003 to stockholders of record on June 20, 2003.

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

On May 2, 2003, the movie theater joint ventures closed on mortgage financings secured by one property owned by Joint Venture #1 in the amount of $5.4 million and by three properties owned by Joint Venture #2 in the aggregate amount of $17.9 million. As a result of these financings, the Company received approximately $13 million, including the payoff of approximately $6.2 million of mortgages held by the Company.

The following tables present unaudited condensed financial statements for these two joint ventures at June 30, 2003 and for the six and three months ended June 30, 2003 and 2002 (amounts in thousands):


Condensed Balance Sheets                                        Joint Venture #1            Joint Venture #2
------------------------                                        ----------------            ----------------
Cash and cash equivalents                                           $    400                   $    823
Real estate investments, net                                          56,136                     39,892
Deferred financing costs                                                 632                        491
Other assets                                                             517(A)                     497(A)
                                                                    --------                   --------
Total assets                                                        $ 57,685                   $ 41,703
                                                                    ========                   ========

Mortgage loans payable                                              $ 33,798                   $ 26,435
Other liabilities                                                        296                        457
Equity                                                                23,591                     14,811
                                                                    --------                   --------
Total liabilities and equity                                        $ 57,685                   $ 41,703
                                                                    ========                   ========

Company's equity investment                                         $  5,892                   $  7,305
                                                                    ========                   ========




                                                                                 Joint Venture #1
                                                               Three Months Ended              Six Months Ended
                                                                    June 30,                       June 30,
Condensed Statements of Operations                              2003         2002            2003           2002
----------------------------------                              ----         ----            ----           ----

Revenues, primarily rental income                             $ 1,834      $ 1,034         $ 3,669        $ 1,444
                                                              -------      -------         -------        -------

Depreciation and amortization                                     288          172             576            235
Mortgage interest                                                 648            -           1,239              -
Operating expenses                                                 49           33             140             38
                                                             --------      -------       ---------      ---------

Total expenses                                                    985          205           1,955            273
                                                             --------      -------        --------       --------

Net income attributable to members                           $    849      $   829         $ 1,714        $ 1,171
                                                             ========      =======         =======        =======

Company's share of net income                                $    212      $   242         $   429        $   413
                                                             ========      =======         =======        =======

Distributions received by the Company:
       From operations                                       $    226      $   243         $   459        $   438
                                                             ========      =======         =======        =======
       From mortgage proceeds                                $  1,345      $     -         $ 1,345        $     -
                                                             ========      =======         =======        =======


                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 4 - Investment in Unconsolidated Joint Ventures (Continued)


                                                                                    Joint Venture #2


                                                                  Three Months Ended              Six Months Ended
Condensed Statements of Operations                                 June 30, 2003 (B)              June 30, 2003 (B)
----------------------------------                                 -----------------              -----------------

Revenues, primarily rental income                                       $  1,278                      $  2,556
                                                                        --------                      --------

Depreciation and amortization                                                200                           402
Mortgage interest                                                            470 (C)                       824 (C)
Operating expenses                                                            12                            25
                                                                        --------                      --------

Total expenses                                                               682                         1,251
                                                                        --------                      --------

Net income attributable to members                                      $    596                      $  1,305
                                                                        ========                      ========

Company's share of net income                                           $    298                      $    652
                                                                        ========                      ========

Distributions received by the Company:
         From operations                                                $    249                      $    570
                                                                        ========                      ========
         From mortgage proceeds                                         $  5,514                      $  5,514
                                                                        ========                      ========


         (A)   Includes unbilled rent receivable of $502 and $486, respectively.

         (B) The joint venture was formed in July 2002. Therefore there is no comparative data for the six and three months ended June 30, 2002.

         (C) Includes $49 and $194, respectively, of interest on three mortgages which were secured by one movie theater property that was due to the Company. These mortgages, totaling $6,179 were refinanced on May 2, 2003 and the joint venture paid off the outstanding balance due to the Company.

The Company is a member in two other unconsolidated joint ventures each of which owns one property. These two joint ventures contributed $162,000 and $60,000 in equity earnings for the six months ended June 30, 2003 and 2002 and $78,000 and $33,000 in equity earnings for the three months ended June 30, 2003 and 2002, respectively. The Company's equity investment in these two joint ventures totaled $3,433,000 at June 30, 2003.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 5 - Line of Credit

On March 21, 2003, the Company closed on a revolving credit facility for $30 million ("Facility") with Valley National Bank, Merchants Bank Division and Bank Leumi, USA. The Facility is for a term of two years. The Facility provides that the Company pay interest at the bank's prime rate on funds borrowed and an unused facility fee of 1/4%. Fees to banks and closing costs of approximately $260,000 were paid and are being amortized over the term of the facility.

The Facility is guaranteed by all of the Company's subsidiaries which own unencumbered properties and shares of the majority of its subsidiaries are pledged as collateral. The Company has agreed that it and its affiliates (including entities that are participants in a Shared Services Agreement) will maintain on deposit with the Banks at least 10% of the average outstanding annual principal balance of take downs under the Facility. If minimum balances are not maintained by the Company and its affiliates, a deficiency fee is charged to the Company.

The Facility is available to finance the acquisition or financing of interests in commercial real estate. The Company is required to comply with certain covenants. Net proceeds received from the sale or refinance of properties are required to be used to repay amounts outstanding under the Facility if proceeds from the Facility were used to purchase the property.

Note 6 - Comprehensive Income

Statement No. 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During the six and three months ended June 30, 2003 accumulated other comprehensive income, which is solely comprised of the net unrealized gain on available-for-sale securities, increased $99,000 and $81,000 to $411,000. During the six and three months ended June 30, 2002 comprehensive income increased $79,000 and $14,000 to $340,000.

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

General

We are a self-administered REIT and we primarily own real estate that we net lease to tenants. We currently own 35 properties and we are a member of four joint ventures that own a total of twelve properties. These 47 properties are located in 16 states.

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

In the latter part of 2001 and in 2002, we entered into two joint ventures organized for the purpose of acquiring and owning megaplex stadium-style movie theaters. We own a 25% equity interest in the first joint venture organized for this purpose and a 50% equity interest in the second joint venture organized for this purpose. These joint ventures have acquired one partial stadium-style movie theater and eight megaplex stadium-style movie theaters for a total consideration of $97.7 million. Our equity investment in these ventures at June 30, 2003 was approximately $13 million, net of distributions from the joint ventures. Venturers holding at least 75% of the aggregate membership interests in both these joint ventures must approve all material decisions, except for property acquisitions which require unanimous approval.

At June 30, 2003, excluding mortgages payable of our unconsolidated joint ventures, we had 23 outstanding mortgages payable, aggregating approximately $82.6 million in principal amount, all of which are secured by first liens on individual real estate investments with an aggregate carrying value of approximately $122 million before accumulated depreciation. The mortgages bear interest at fixed rates ranging from 5.9% to 8.8%, and mature between 2004 and 2023.

Results of Operations

Comparison of Six and Three Months Ended June 30, 2003 and  2002

Revenues

Our revenues consist primarily of rental income from tenants in our rental properties. We have also, through joint ventures, invested in megaplex movie theaters.

Rental income increased by $1.7 million or 23.4%, to $9 million for the six months ended June 30, 2003 from $7.3 million for the six months ended June 30, 2002. For the three months ended June 30, 2003, rental income increased $882,000, or 24.3%, to $4.5 million from $3.6 million for the three months ended June 30, 2002. The rental income increase is due to $1.8 million and $924,000 of rental income for the six and three months ended June 30, 2003, respectively, earned on five properties acquired by us between September 2002 and June 2003. This increase in rental income was partially offset by the reduction in rental income received due to the contribution of our leasehold position in an industrial property to a joint venture (in February 2002) and the vacancy of one retail property.

Interest and other income increased by $35,000, or 17.4%, to $236,000 for the six months ended June 30, 2003 from $201,000 for the six months ended June 30, 2002. Interest and other income decreased by $113,000, or 61.7%, to $70,000 for the three months ended June 30, 2003 from $183,000 for the three months ended June 30, 2002. During the six and three months ended June 30, 2003 interest income of $194,000 and $49,000 was earned on three mortgages, totaling $6.3 million, acquired by us in August 2002 in connection with a movie theater acquisition by one of our joint ventures. These mortgages were repaid in full on May 5, 2003, thereby reducing interest income. The three months ended June 30, 2002 included net acquisition fees totaling $134,000 received from our movie theater joint venture partners equal to .5% of the purchase price of the three properties acquired by the joint venture during April and May, 2002. This net amount reflected a reduction based on our proportionate share of ownership in the joint venture. There was no comparable income during the six and three months ended June 30, 2003. To a lesser extent, the decrease was also due to a reduction in interest earned on cash and cash equivalents available for investment because the net proceeds received from our May 2002 public offering had been used by the end of December 2002 to purchase properties.

Our equity in earnings of unconsolidated joint ventures increased by $770,000, or 163%, to $1.2 million for the six months ended June 30, 2003 from $473,000 for the six months ended June 30, 2002. For the three months ended June 30, 2003, equity in earnings of unconsolidated joint ventures increased by $313,000, or 114%, to $588,000 from $275,000 for the three months ended June 30, 2002. Rental income earned on eight movie theaters purchased by our two movie theater joint ventures at various times between April 2002 and December 2002 caused $668,000 and $268,000 of this increase for the six and three months ended June 30, 2003, respectively. Another joint venture we participate in was organized at the end of December 2002 and our equity share in the earnings of this joint venture for the six and three months ended June 30, 2003 was $95,000 and $47,000, respectively.

We will continue to acquire, solely for our own account, improved commercial properties in accordance with our business and investment strategies. We anticipate that the acquisition of megaplex movie theaters will be made through the existing or newly organized joint ventures, and we may from time to time acquire other properties with joint venture partners.

Expenses

Depreciation and amortization expense increased by $271,000, or 21.1%, and $143,000, or 22.4% to $1.6 million and $782,000 for the six and three months ended June 30, 2003 from $1.3 million and $639,000 for the six and three months ended June 30, 2002. The increase in depreciation expense was primarily due to the acquisition of five properties between September 2002 and June 2003.

Interest-mortgages payable increased by $50,000 and $32,000, or 1.6% and 2%, to $3,172,000 and $1,593,000 for the six and three months ended June 30, 2003 from $3,122,000 and $1,561,000 for the six and three months ended June 30, 2002. This increase resulted from one mortgage placed on a property in December 2002, the assumption of a mortgage in connection with the purchase of a property in February 2003 and the refinancing of a property for an additional $4.6 million of principal. These increases were partially offset by a decrease in interest expense resulting from the payoff of two mortgage loans during June 2002.

Interest-line of credit increased by $160,000 to $210,000 and by $78,000 to $97,000 for the six and three months ended June 30, 2003 from $50,000 and $19,000 for the six and three months ended June 30, 2002. This increase resulted from borrowings under our line of credit used to facilitate the purchase of two properties.

Leasehold rent expense decreased by $24,000 to zero for the six months ended June 30, 2003 from $24,000 for the six months ended June 30, 2002. This rent expense was payable on the leasehold interest position that we contributed during February 2002 to a joint venture.

General and administrative expenses increased $291,000, or 37.6%, to $1.1 million for the six months ended June 30, 2003 from $774,000 for the six months ended June 30, 2002. For the three months ended June 30, 2003, general and administrative expenses increased by $112,000 or 27.1%, to $525,000 from $413,000 for the three months ended June 30, 2002. This increase was primarily due to a $188,000 and $61,000 increase in payroll and payroll expenses, including approximately $148,000 and $43,000 for executive and support personnel, primarily for legal and accounting services allocated to us pursuant to a Shared Services Agreement between us and related entities. This increase in the allocated payroll expenses resulted from an increase in our level of business activity, primarily property acquisitions, the negotiation and consummation of a revolving credit facility, mortgage refinancings, lease negotiations and compliance with the Sarbanes-Oxley Act. The increase in payroll expenses is also due to a $25,000 ($6,250 per quarter) increase in the base salary and a $25,000 ($6,250 per quarter) bonus to our president and chief executive officer. The balance of the increase in general and administrative expenses is due to an increase in a number of items including professional fees of approximately $27,000 and $15,000 and travel expenses of approximately $17,000 and $9,000, a major portion of which is related to our property acquisition activities.

Real estate expenses increased by $212,000 and $149,000, or 331% and 481%, to $276,000 and $180,000 for the six and three months ended June 30, 2003 from $64,000 and $31,000 for the six and three months ended June 30, 2002. This increase was primarily due to legal fees relating to properties, as well as utilities and real estate tax expenses on our two vacant properties (one of which was sold during May 2003). Additionally, the 2003 periods include the amortization of a commission relating to a renegotiated lease and non-recurring landlord repairs.


Liquidity and Capital Resources

We had cash and cash equivalents of $5 million at June 30, 2003. Our primary sources of liquidity are cash and cash equivalents, our revolving credit facility and cash generated from operating activities, including mortgage financings. On March 21, 2003, we entered into a new credit agreement with Valley National Bank, Merchants Bank Division and Bank Leumi, USA for a $30 million revolving credit facility. This facility, which replaced a $15 million revolving credit facility, is available to us to pay down existing mortgages, to fund the acquisition of additional properties or to invest in joint ventures. The facility matures on March 21, 2005. Borrowings under the facility bear interest at the bank's prime rate, currently 4%, and there is an unused facility fee of one-quarter of 1% per annum. Net proceeds received from the sale or refinancing of properties are required to be used to repay amounts outstanding under the facility if proceeds from the facility were used to purchase or refinance the property. The facility is guaranteed by our subsidiaries that own unencumbered properties and shares of its subsidiaries are pledged as collateral. At June 30, 2003, $3 million was outstanding under the facility.

On May 2, 2003, our movie theater joint ventures closed on mortgage financings in the aggregate amount of $23.3 million secured by four properties owned by the ventures. As a result of these financings, we received approximately $13 million, including a payoff of $6.2 million of mortgages held by us. Simultaneous with the receipt of the funds, we repaid the entire $11.5 million balance outstanding under the credit facility.

We, on our own behalf and on behalf of our joint ventures, are involved in various stages of negotiation with respect to the acquisition of additional net leased properties. The movie theater joint ventures will only acquire movie theater properties. We will use cash provided from operations, cash provided from mortgage financings, including distributions from joint ventures resulting from their mortgage financings, and our credit facility to fund any additional acquisitions.

The following sets forth our contractual cash obligations as of June 30, 2003, all of which relate to interest and amortization payments and balances due at maturity under outstanding mortgages secured by our properties, for the periods indicated (amounts in thousands):

                                        Principal          Balances Due
                           Total      and Interest         at Maturity
                           -----      ------------         -----------
 Due within 1 year        $10,126      $ 7,217               $ 2,909
 Due 1 to 3 years          27,989       14,010                13,979
 Due 4 to 5 years          15,870       12,054                 3,816
 Due after 5 years         70,219       31,315                38,904

As of June 30, 2003, we had outstanding approximately $82.6 million in long-term mortgage indebtedness (excluding mortgage indebtedness of our unconsolidated joint ventures), all of which is non-recourse (subject to standard carve-outs). We expect that debt service payments of approximately $21.2 million due in the next three years will be paid primarily from cash generated from our operations. We anticipate that loan maturities of approximately $16.9 million due in the next three years will be paid primarily from mortgage financings or refinancings. If we are not successful in refinancing our existing indebtedness or financing our unencumbered properties, our cash flow, funds available under our credit facility and available cash, if any, may not be sufficient to repay all maturing debt when payments become due, and we may be forced to sell additional equity or dispose of properties on disadvantageous terms.


We had no outstanding contingent commitments, such as guarantees of indebtedness, or any other contractual cash obligations at June 30, 2003.

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

                            Scheduled
                            Principal
    Year Ending            Repayments            Average
    June 30,             (In Thousands)        Interest Rate
    --------             -------------         -------------
     2004                   $  4,400               7.52%
     2005                      9,867               7.51
     2006                      7,299               7.49
     2007                      1,608               7.43
     2008                      5,503               7.43
     Thereafter               53,965               7.49
                            --------
     Total                  $ 82,642               7.49
                            ========

     Fair Value             $ 84,512               7.00%
                            ========

Item 4. - Controls and Procedures

Our president and chief executive officer and senior vice president and chief financial officer have participated in the design and implementation of our disclosure controls and procedures and have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation they have concluded that the controls and procedures are effective.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. No significant deficiencies or material weaknesses were detected in our internal controls and therefore no corrective actions were taken.


Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a) We held an annual meeting of stockholders on June 23, 2003.

(b) Proxies for the meeting were solicited pursuant to Regulation 14D under the Securities Exchange Act of 1934. There was no solicitation in opposition to the nominees listed in the proxy statement and all the nominees were elected.

(c) Stockholders approved the adoption of the One Liberty Properties, Inc. 2003 Incentive Plan. 5,045,880 votes were cast in favor of adopting the Plan, 476,656 against, 27,845 abstained and there were 78,794 broker non-votes. Stockholders also approved the appointment of Ernst & Young LLP as our auditors for the year ended December 31, 2003. 5,512,787 votes were cast in favor of the appointment, 26,284 against, 11,310 abstained and there were 78,794 broker non-votes.


Item 6. - Exhibits and Reports on Form 8-K

           (a)  Exhibits

           Exhibit 99.1   (Exhibit 31.1)   Certification of President and Chief
                          Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           Exhibit 99.2   (Exhibit 31.2)   Certification of Senior Vice
                          President and Chief Financial Officer pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002.

           Exhibit 99.3   (Exhibit 32.1)   Certification of President and
                          Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           Exhibit 99.4   (Exhibit 32.2)   Certification of Senior Vice
                          President and Chief Financial Officer pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002.


           (b)  Reports on Form 8-K

           A Form 8-K was filed on May 12, 2003 which attached the press release issued the same day disclosing information regarding the results of operations for the three months ended March 31, 2003 and financial condition at March 31, 2003.

           A Form 8-K was filed on August 7, 2003 to report the acquisition of a property in Los Angeles, California.

                          ONE LIBERTY PROPERTIES, INC.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          One Liberty Properties, Inc.
                                  (Registrant)






August 12, 2003              /s/ Jeffrey Fishman
---------------              -------------------
Date                           Jeffrey Fishman
                               President and
                               Chief Executive Officer





August 12, 2003             /s/ David W. Kalish
---------------            -------------------------------
Date                        David W. Kalish
                            Senior Vice President and
                            Chief Financial Officer

                                  EXHIBIT 31.1
                   CERTIFICATION (filed as Edgar Exhibit 99.1)

   I, Jeffrey Fishman, President and Chief Executive Officer of One Liberty Properties, Inc. certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 of One Liberty Properties, Inc.

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

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

   a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


   Date:   August 12, 2003
                                          /s/ Jeffrey Fishman
                                          -------------------
                                          Jeffrey Fishman
                                          President and Chief Executive Officer

                                  EXHIBIT 31.2
                   CERTIFICATION (filed as Edgar Exhibit 99.2)

   I, David W. Kalish, Senior Vice President and Chief Financial Officer of One Liberty Properties, Inc. certify that:

    1. I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 of One Liberty Properties, Inc.

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

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

   a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:   August 12, 2003                    /s/ David W. Kalish
                                           ------------------------
                                           David W. Kalish
                                           Senior Vice President
                                           and Chief Financial Officer

                                  EXHIBIT 32.1
                        (furnished as Edgar Exhibit 99.3)

             CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, Jeffrey Fishman, President and Chief Executive Officer of One Liberty Properties, Inc., (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report").

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   August 12, 2003             /s/ Jeffrey Fishman
                                    --------------------------
                                    Jeffrey Fishman
                                    President and Chief Executive Officer

                                  EXHIBIT 32.2
                        (furnished as Edgar Exhibit 99.4)

       CERTIFICATION OF SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, David W. Kalish, Senior Vice President and Chief Financial Officer of One Liberty Properties, Inc. (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report").

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   August 12, 2003                /s/ David W. Kalish
                                       --------------------------------
                                       David W. Kalish
                                       Senior Vice President
                                       and Chief Financial Officer