Form 10-Q
period 2003-09-30
ONE LIBERTY PROPERTIES INC
filed 2003-11-12
CIK 712770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                          [X] Quarterly Report Pursuant
                            to Section 13 or 15(d) of
                             the Securities Exchange
                                   Act of 1934

                For the quarterly period ended September 30, 2003

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

As of November 6, 2003, the Registrant had 9,009,122 shares of Common Stock and 648,058 shares of Redeemable Convertible Preferred Stock outstanding.

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in Thousands, Except Per Share Data)
                                                                                  September 30,       December 31,
                                                                                      2003                2002
                                                                                  ------------        ------------
                                                                                   (Unaudited)

Assets
Real estate investments, at cost
   Land                                                                              $ 37,879           $ 30,847
   Buildings and improvements                                                         152,002            120,447
                                                                                     --------           --------
                                                                                      189,881            151,294
           Less accumulated depreciation                                               13,199             10,857
                                                                                     --------            -------
                                                                                      176,682            140,437

   Investment in unconsolidated joint ventures                                         17,629             23,453
   Mortgages receivable-(including $6,260 from
        an affiliated joint venture in 2002)                                            7,000              6,516
   Cash and cash equivalents                                                            2,431              2,624
   Unbilled rent receivable                                                             4,056              3,207
   Rent, interest, deposits and other receivables                                       3,685              1,471
   Note receivable - officer                                                                -                166
   Investment in BRT Realty Trust-(related party)                                         573                398
   Deferred financing costs                                                             1,679              1,072
   Other(including available-for-sale securities of
         $130 and $94)                                                                    695                265
                                                                                     --------           --------

           Total assets                                                              $214,430           $179,609
                                                                                     ========           ========

Liabilities and Stockholders' Equity
   Liabilities:
        Mortgages payable                                                            $ 96,048           $ 77,367
        Line of credit                                                                 24,000             10,000
        Dividends payable                                                               2,154              2,116
        Accrued expenses and other liabilities                                          2,056              1,432
                                                                                     --------           --------

           Total liabilities                                                          124,258             90,915
                                                                                     --------           --------

Commitments and contingencies                                                               -                  -

Stockholders' equity:
        Redeemable convertible preferred stock, $1 par value; $1.60 cumulative annual dividend; 2,300 shares authorized; 648 shares issued;
           liquidation and redemption values of $16.50                                 10,693             10,693
        Common stock, $1 par value; 25,000 shares
           authorized; 5,715 and 5,626 shares
           issued and outstanding                                                       5,715              5,626
        Paid-in capital                                                                67,363             65,646
        Accumulated other comprehensive income - net
           unrealized gain on available-for-sale securities                               513                312
        Unearned compensation                                                            (472)                 -
        Accumulated undistributed net income                                            6,360              6,417
                                                                                     --------           --------

           Total stockholders' equity                                                  90,172             88,694
                                                                                     --------           --------

           Total liabilities and stockholders' equity                                $214,430           $179,609
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


                                             ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF INCOME
                                             (Amounts in Thousands, Except Per Share Data)
                                                              (Unaudited)

                                                                          Three Months Ended          Nine Months Ended
                                                                             September 30,              September 30,
                                                                         --------------------        --------------------
                                                                         2003           2002          2003          2002
                                                                         ----           ----          ----          ----

Revenues:
   Rental income                                                       $ 4,914         $ 3,649      $ 13,904     $ 10,932
   Interest and other income (including $0
      and $194 in 2003 and $84 in both 2002
      periods from an affiliated joint venture)                            141             263           377          464
                                                                       -------         -------      --------     --------
                                                                         5,055           3,912        14,281       11,396
                                                                       -------         -------      --------     --------
Expenses:
   Depreciation and amortization                                           866             644         2,419        1,926
   Interest - mortgages payable                                          1,675           1,539         4,846        4,660
   Interest - line of credit                                               216               9           427           60
   Leasehold rent                                                            -               -             -           24
   General and administrative                                              584             434         1,649        1,208
   Public offering expenses                                                 25               -            25          125
   Real estate expenses                                                    127              55           403          119
                                                                       -------        --------      --------     --------
                                                                         3,493           2,681         9,769        8,122
                                                                       -------        --------      --------     --------

Earnings before equity in earnings of unconsolidated
      joint ventures and gain on sale                                    1,562           1,231         4,512        3,274

Equity in earnings of unconsolidated joint ventures                        591             287         1,834          760
Gain on sale of real estate                                                  -               -            14            -
Gain on sale of available-for-sale securities                                -              10             -           18
                                                                       -------         -------       -------      -------

Net income                                                             $ 2,153         $ 1,528       $ 6,360      $ 4,052
                                                                       =======         =======       =======      =======

Calculation of net income applicable to common stockholders:
Net income                                                             $ 2,153         $ 1,528      $  6,360     $  4,052
Less: dividends on preferred stock                                         259             259           778          778
                                                                       -------         -------      --------     --------

Net income applicable to
   common stockholders                                                 $ 1,894         $ 1,269      $  5,582     $  3,274
                                                                       =======         =======      ========     ========

Weighted average number of common shares outstanding:
     Basic                                                               5,706           5,599         5,675        4,274
                                                                         =====           =====         =====        =====
     Diluted                                                             5,740           5,624         5,708        4,307
                                                                         =====           =====         =====        =====

Net income per common share:
     Basic                                                             $   .33         $   .23       $   .98      $   .77
                                                                       =======         =======       =======      =======
     Diluted                                                           $   .33         $   .23       $   .98      $   .76
                                                                       =======         =======       =======      =======

Cash distributions per share:
   Common stock                                                        $   .33         $   .33       $   .99      $   .99
                                                                       =======         =======       =======      =======
   Preferred stock                                                     $   .40         $   .40       $  1.20      $  1.20
                                                                       =======         =======       =======      =======

          See accompanying notes to consolidated financial statements.




                                             ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    For the nine month period ended September 30, 2003 (unaudited)
                                                 and the year ended December 31, 2002
                             (Amounts in Thousands)



                                                                                  Accumulated
                                                                                     Other        Unearned    Accumulated
                                         Preferred       Common      Paid-in     Comprehensive    Compen-    Undistributed
                                           Stock          Stock      Capital        Income        sation      Net Income    Total
                                           -----          -----      -------        ------        ------      ----------    -----

Balances, January 1, 2002                  $10,693      $ 3,058      $32,192        $    261     $      -      $ 8,144    $54,348

Distributions -
   common stock                                  -            -            -               -            -       (6,570)    (6,570)
Distributions -
   preferred stock                               -            -            -               -            -       (1,037)    (1,037)
Exercise of options                              -           48          562               -            -            -        610
Shares issued through
   public offering                               -        2,500       32,621               -            -            -     35,121
Shares issued through
   dividend reinvestment plan                    -           20          271               -            -            -        291
     Net income                                  -            -            -               -            -        5,880      5,880
     Other comprehensive income-
        net unrealized gain on
        available-for-sale securities            -            -            -              51            -            -         51
                                                                                                                           ------
Comprehensive income                             -            -            -               -            -            -      5,931
                                           -------      -------      -------         -------      -------      -------     ------

Balances, December 31, 2002                 10,693        5,626       65,646             312            -        6,417     88,694

Distributions -
   common stock                                  -            -            -               -            -       (5,639)    (5,639)
Distributions -
   preferred stock                               -            -            -               -            -         (778)      (778)
Exercise of options                              -           46          585               -            -            -        631
Shares issued through
   dividend reinvestment plan                    -           43          644               -            -            -        687
Issuance of restricted stock                     -            -          488               -         (488)           -          -
Compensation expense -
   restricted stock                              -            -            -               -           16            -         16
     Net income                                  -            -            -               -            -        6,360      6,360
     Other comprehensive income-
        net unrealized gain on
        available-for-sale securities            -            -            -             201            -            -        201
                                                                                                                          -------
Comprehensive income                             -            -            -               -            -            -      6,561
                                           -------      -------      -------         -------      -------      -------    -------

Balances, September 30, 2003               $10,693      $ 5,715      $67,363         $   513      $  (472)     $ 6,360    $90,172
                                           =======      =======      =======         =======      ========     =======    =======



                 See accompanying notes to consolidated financial statements.



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                                                                            Nine Months Ended
                                                                                                              September 30,
                                                                                                        2003                2002
                                                                                                        ----                ----

Cash flows from operating activities:
   Net income                                                                                         $ 6,360             $ 4,052
   Adjustments to reconcile net income
     to net cash provided by operating activities:
   Gain on sale of available-for-sale securities                                                            -                 (18)
   Gain on sale of real estate                                                                            (14)                  -
   Increase in rental income from straight-lining of rent                                                (849)               (511)
   Restricted stock expense                                                                                16                   -
   Equity in earnings of unconsolidated joint ventures                                                 (1,834)               (760)
   Distributions from unconsolidated joint ventures                                                     1,751                 772
   Payments to minority interest by subsidiary                                                            (18)                (14)
   Depreciation and amortization    2,419                                                               1,926
   Amortization of financing costs included in interest expense                                           231                 201
   Changes in assets and liabilities:
   Increase in rent, interest, deposits and other receivables                                            (857)               (445)
   Increase in accrued expenses and other liabilities                                                     642                  25
                                                                                                      -------             -------
           Net cash provided by operating activities                                                    7,847               5,228
                                                                                                      -------             -------

Cash flows from investing activities:
   Additions to real estate                                                                           (23,719)             (5,842)
   Net proceeds from sale of real estate                                                                  159                   -
   Net proceeds from condemnation of real estate                                                           32                   -
   Investment in unconsolidated joint ventures, net                                                      (952)            (13,302)
   Distributions of refinancing proceeds from unconsolidated joint ventures                             6,859               7,225
   Sale of portion of interest in unconsolidated joint venture                                              -               3,150
   Investment in mortgages receivable (including $6,340 due from
     an affiliated joint venture in 2002)                                                              (7,000)             (6,340)
   Collection of mortgages receivable (including $6,260 and $20
     from an affiliated joint venture)                                                                  6,516                  20
   Net proceeds from sale of available-for-sale securities                                                  -                 344
   Purchase of available-for-sale securities                                                              (11)               (157)
                                                                                                      --------            --------
           Net cash used in investing activities                                                      (18,116)            (14,902)
                                                                                                      --------            --------

Cash flows from financing activities:
   Repayment of mortgages payable                                                                      (1,102)             (2,248)
   Proceeds from mortgages payable                                                                      2,912                   -
   Payment of financing costs                                                                            (839)                  -
   Proceeds (repayments) from bank line of credit, net                                                 14,000                   -
   Net proceeds from issuance of shares through public offering                                             -              35,121
   Cash distributions - common stock                                                                   (5,601)             (3,777)
   Cash distributions - preferred stock                                                                  (778)               (778)
   Proceeds from the exercise of stock options                                                            631                 500
   Issuance of shares through dividend reinvestment plan                                                  687                 215
   Collection of note receivable - officer                                                                166                   -
                                                                                                      -------             -------
           Net cash provided by financing activities                                                   10,076              29,033
                                                                                                      -------             -------

           Net (decrease) increase in cash and cash equivalents                                          (193)             19,359

Cash and cash equivalents at beginning of period                                                        2,624               2,285
                                                                                                      -------             -------
Cash and cash equivalents at end of period                                                            $ 2,431             $21,644
                                                                                                      =======             =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                                                           $ 5,011             $ 4,535
Supplemental schedule of non-cash investing and financing activities:
   Contribution of real property to unconsolidated joint venture                                      $     -             $   819
   Assumption of mortgages payable in connection with purchase of real estate                          15,121                   -

     See accompanying notes to consolidated financial statements.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation
         --------------------

The accompanying interim unaudited consolidated financial statements as of September 30, 2003 and for the nine and three months ended September 30, 2003 and 2002 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the nine and three months ended September 30, 2003 are not necessarily indicative of the results for the full year.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of One Liberty Properties, Inc., its wholly-owned subsidiaries and a majority-owned limited liability company ("LLC") (in which the Company held a 95% interest through September 8, 2003). On September 9, 2003, the Company purchased the 5% minority owned interest of the LLC owned by the spouse of the Company's President and Chief Executive Officer. Accordingly, the Company currently owns 100% of the LLC. The Company's investments in less than majority owned joint ventures have been accounted for using the equity method. One Liberty Properties, Inc., its subsidiaries and the LLC are hereinafter referred to as the "Company". Material intercompany balances and transactions have been eliminated.

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

Note 2 - Earnings Per Common Share
         -------------------------

For the nine and three months ended September 30, 2003 and 2002 basic earnings per share was determined by dividing net income applicable to common stockholders for the period by the weighted average number of shares of the Company's Common Stock outstanding during each period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company. For the nine and three month periods ended September 30, 2003 and 2002 diluted earnings per share was determined by dividing net income applicable to common stockholders for the period by the total of the weighted average number of shares of Common Stock outstanding plus the dilutive effect of the Company's outstanding options and restricted stock (32,415 and 34,422 for the nine and three months ended September 30, 2003 and 32,618 and 24,380 for the nine and three months ended September 30, 2002, respectively) using the treasury stock method. The Preferred Stock was not considered for the purpose of computing diluted earnings per share because their assumed conversion is antidilutive.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (Continued)


Note 3 - Preferred and Common Stock Dividend Distributions
         -------------------------------------------------

On September 8, 2003, the Board of Directors declared quarterly cash distributions of $.33 and $.40 per share on the Company's Common and Preferred stock, respectively, which were paid on October 1, 2003 to stockholders of record on September 22, 2003.


Note 4 - Investment in Unconsolidated Joint Ventures
         -------------------------------------------

In the latter part of 2001 and in 2002, we entered into two joint ventures organized for the purpose of acquiring and owning megaplex stadium-style movie theaters. At September 30, 2003, we owned a 25% equity interest in the first joint venture organized (Joint Venture #1), which has acquired five megaplex stadium-style movie theaters, and a 50% equity interest in the second joint venture organized (Joint Venture #2), which has acquired one partial stadium-style movie theater, three megaplex stadium-style movie theaters and one stadium-style movie theater which is under construction. These movie theaters were acquired for a total consideration of $100.5 million, including $1 million which will be paid upon completion of renovations by the operator of the movie theater under construction.

On October 3, 2003, the Company acquired one half of the 50% interest in Joint Venture #1 held by an unrelated company. The other co-venturer purchased the remaining 25% interest of this member. The aggregate purchase price for the entire 50% interest was approximately $13,783,000 (approximately $2 million in excess of book value). As a result of the transaction, the Company and our co-venturer each own a 50% interest in our two movie theater joint ventures.

On May 2, 2003, the movie theater joint ventures closed on mortgage financings secured by one property owned by Joint Venture #1 in the amount of $5.4 million and by three properties owned by Joint Venture #2 in the aggregate amount of $17.9 million. As a result of these financings, the Company received approximately $13 million, including the payoff of approximately $6.2 million of mortgages receivable held directly by the Company.

The following tables present unaudited condensed financial statements for these two joint ventures (amounts in thousands):


                                                                           As of September 30, 2003
Condensed Balance Sheets                                        Joint Venture #1            Joint Venture #2
------------------------                                        ----------------            ----------------

Cash and cash equivalents                                           $    592                     $  1,011
Real estate investments, net                                          55,964                       41,659
Deferred financing costs                                                 614                          481
Other assets                                                             706(A)                       731(A)
                                                                    --------                     --------
Total assets                                                        $ 57,876                     $ 43,882
                                                                    ========                     ========

Mortgage loans payable                                              $ 33,608                     $ 26,305
Other liabilities                                                        651                          712
Equity                                                                23,617                       16,865
                                                                    --------                     --------
Total liabilities and equity                                        $ 57,876                     $ 43,882
                                                                    ========                     ========

Company's equity investment                                         $  5,893                     $  8,328
                                                                    ========                     ========

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 (Continued)

Note 4 - Investment in Unconsolidated Joint Ventures (Continued)
         -------------------------------------------------------

                                                                               Joint Venture #1
                                                              Three Months Ended           Nine Months Ended
                                                                 September 30,                September 30,
Condensed Statements of Operations                            2003         2002            2003           2002
----------------------------------                            ----         ----            ----           ----

Revenues, primarily rental income                             $ 1,834      $ 1,679        $ 5,502        $ 3,124
                                                              -------      -------        -------        -------

Depreciation and amortization                                     288          265            863            500
Mortgage interest                                                 676          404          1,915            404
Operating expenses                                                 89          131            229            170
                                                              -------      -------        -------        -------

Total expenses                                                  1,053          800          3,007          1,074
                                                              -------      -------        -------        -------

Net income attributable to members                            $   781      $   879        $ 2,495        $ 2,050
                                                              =======      =======        =======        =======

Company's share of net income                                 $   195      $   199        $   624        $   612
                                                              =======      =======        =======        =======

Distributions received by the Company:
       From operations                                        $   193      $   307        $   652        $   745
                                                              =======      =======        =======        =======
       From mortgage proceeds                                 $     -      $ 7,225        $ 1,345        $ 7,970
                                                              =======      =======        =======        =======

                                                                              Joint Venture #2
                                                               Three Months Ended           Nine Months Ended
                                                                September 30,                September 30,
Condensed Statements of Operations                            2003         2002            2003           2002
----------------------------------                            ----         ----            ----           ----

Revenues, primarily rental income                             $ 1,372      $   210        $ 3,928        $   210
                                                              -------      -------        -------        -------

Depreciation and amortization                                     201           22            603             22
Mortgage interest                                                 529           84(B)       1,354(B)          84(B)
Operating expenses                                                 15            2             40              2
                                                              -------      -------        -------        -------

Total expenses                                                    745          108          1,997            108
                                                              -------      -------        -------        -------

Net income attributable to members                            $   627      $   102        $ 1,931        $   102
                                                              =======      =======        =======        =======

Company's share of net income                                 $   313      $    51        $   966        $    51
                                                              =======      =======        =======        =======

Distributions received by the Company:
       From operations                                        $   232      $    12        $   802        $    12
                                                              =======      =======        =======        =======
       From mortgage proceeds                                 $     -      $     -        $ 5,514        $     -
                                                              =======      =======        =======        =======

  (A)   Includes unbilled rent receivable of $607 and $719, respectively.
  (B) Includes $84 for the three months ended September 30, 2002 and $194 and $84 for the nine months ended September 30, 2003 and 2002, respectively, of interest on three mortgages receivable held by the Company which were secured by one movie theater property. These mortgages were refinanced on May 2, 2003 and the joint venture paid in full the outstanding balance, totaling $6,179, due to the Company.

The Company is a member in two other unconsolidated joint ventures, each of which owns one property. These two joint ventures contributed $244,000 and $97,000 in equity earnings for the nine months ended September 30, 2003 and 2002 and $83,000 and $37,000 in equity earnings for the three months ended September 30, 2003 and 2002, respectively. The Company's equity investment in these two joint ventures totaled $3,408,000 at September 30, 2003.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (Continued)


Note 5 - Line of Credit
         --------------

On March 21, 2003, the Company closed on a revolving credit facility for $30 million ("Facility") with Valley National Bank, Merchants Bank Division and Bank Leumi, USA. The Facility is for a term of two years. The Facility provides that the Company pay interest at the bank's prime rate on funds borrowed and an unused facility fee of 1/4%. Fees and closing costs of approximately $260,000 were paid and are being amortized over the term of the Facility.

Note 6 - Comprehensive Income
         --------------------

Statement No. 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income for the three and nine month periods ended September 30, 2003 and 2002 are as follows:



                                                             Three Months Ended            Nine Months Ended
                                                                 September 30,                September 30,
                                                                 -------------                -------------
                                                              2003         2002            2003           2002
                                                              ----         ----            ----           ----


Net income                                                   $  2,153     $  1,528       $  6,360       $  4,052
Other comprehensive income -
    Unrealized gain (loss) on
    available-for-sale securities                                 102          (45)           201             34
                                                             --------     --------       --------       --------

Comprehensive income                                         $  2,255     $  1,483       $  6,561       $  4,086
                                                             ========     ========       ========       ========





Accumulated other comprehensive income, which is solely comprised of the net unrealized gain on available-for-sale securities was $513,000 and $295,000 at September 30, 2003 and 2002, respectively.


Note 7 - Restricted Stock
         ----------------

During the quarter ended September 30, 2003, the Company awarded 26,350 shares of restricted stock under its 2003 Incentive Plan which was approved by the Company's stockholders in June, 2003. The total number of shares issuable under this Plan is 275,000. The restricted shares vest five years from the date of issuance and under certain circumstances may vest earlier. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the balance sheet until they vest. The Company records compensation expense over the vesting period, measuring the compensation cost based on the market value of the shares on the date of grant. For the three and nine months ended September 30, 2003, the Company recorded $16,275 of compensation expense.

                 One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 (Continued)


Note 8 - Property Acquisitions
         ---------------------

During the nine months ended September 30, 2003, the Company purchased five single tenant properties (including one tenancy in common interest) in five states, for a total consideration of $35,385,000. The Company assumed pre-existing first mortgages aggregating $15,121,000 on three of these properties.

The Company intends to account for the acquisitions in accordance with SFAS 141 and 142 and is currently in the process of analyzing the fair value of the in-place leases. Therefore, no value has yet been assigned to the leases and thus, the purchase price allocations are preliminary and subject to change.


Note 9 - Subsequent Events
         -----------------

On October 24, 2003, the Company, which owns an undivided 50% interest as tenant in common in a property purchased in July 2003, and the other tenant in common, placed a first mortgage on the property. The Company received mortgage proceeds of $7 million from this financing. The Company also received $7 million from the payment in full of a mortgage loan made by the Company to the other tenant in common in order to facilitate such tenant in common's purchase of its interest in this property. The Company used the $14 million received by it to reduce the outstanding amount due under its credit line.

On October 31, 2003, the Company sold, pursuant to a shelf registration statement filed with the U. S. Securities and Exchange Commission in September 2003, 3.25 million shares of Common Stock at a public offering price of $18.25 per share and received net proceeds of approximately $56 million (after underwriting commissions and expenses of the offering). The Company has granted the underwriters an option, for a period of thirty days, to purchase an additional 487,500 shares of Common Stock at the public offering price, less the underwriting discount and commissions. The Company paid the then outstanding balance under the line of credit ($14 million) with a portion of these proceeds.

The shelf registration statement, which was declared effective by the U.S. Securities and Exchange Commission on October 2, 2003, allows the Company to sell Common Stock from time to time in one or more public offerings (at prices and terms to be determined at the time of the offering) up to an aggregate public offering price of $200 million.

Item 2.  Management's Discussion And Analysis Of Financial Condition And
         ---------------------------------------------------------------
         Results Of Operations
         ---------------------

Forward-Looking Statements
--------------------------

With the exception of historical information, this quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions or variations thereof. Forward-looking statements should not be relied on since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Investors are cautioned not to place undue reliance on any forward-looking statements.

General
-------

We are a self-administered real estate investment trust (REIT) and we primarily own real estate that we net lease to tenants. We currently own 36 properties, participate in four joint ventures that own a total of 12 properties and hold a 50% tenancy in common interest in one property. These 49 properties are located in 17 states.

We have elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute currently at least 90% of ordinary taxable income to our stockholders. We intend to comply with these requirements and to maintain our REIT status.

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

During the nine months ended September 30, 2003, we purchased five single tenant properties, including one tenancy in common interest, in five states, for a total consideration of $35,385,000. We assumed pre-existing first mortgages aggregating $15,121,000 on three of these properties.

In the latter part of 2001 and in 2002, we entered into two joint ventures organized for the purpose of acquiring and owning megaplex stadium-style movie theaters. At September 30, 2003, we owned a 25% and 50% equity interest in the first and second joint ventures, respectively, organized for this purpose. These joint ventures have acquired one partial stadium-style movie theater, eight megaplex stadium-style movie theaters and one stadium-style movie theater which is under construction for a total consideration of $100.5 million. Our equity investment in these ventures at September 30, 2003 was approximately $14 million, net of distributions from the joint ventures. On October 3, 2003, we acquired one half of the 50% interest in Joint Venture #1 held by an unrelated member. Our other co-venturer purchased the remaining 25% interest of this member. The aggregate purchase price for the entire 50% interest was approximately $13,783,000 (approximately $2 million in excess of book value). As a result of the transaction, we and our co-venturer each own a 50% interest in our two movie theater joint ventures. All material decisions of these two joint ventures, including property acquisitions, require unanimous approval by the members.

At September 30, 2003, excluding mortgages payable of our unconsolidated joint ventures, we had 25 outstanding mortgages payable, aggregating approximately $96 million in principal amount, each of which is secured by a first lien on individual real estate investments with an aggregate carrying value of approximately $142 million before accumulated depreciation. The mortgages bear interest at fixed rates ranging from 5.9% to 8.8%, and mature between 2004 and 2023.

Results of Operations
---------------------

Comparison of Nine and Three Months Ended September 30, 2003 and  2002
----------------------------------------------------------------------

Revenues

Our revenues consist primarily of rental income from tenants in our rental properties. Rental income increased by $3 million, or 27.2%, to $13.9 million for the nine months ended September 30, 2003 from $10.9 million for the nine months ended September 30, 2002. For the three months ended September 30, 2003, rental income increased $1.3 million, or 34.7%, to $4.9 million from $3.6 million for the three months ended September 30, 2002. The rental income increase is due to $3.1 million and $1.3 million of rental income for the nine and three months ended September 30, 2003, respectively, earned on eight properties acquired by us between September 2002 and September 2003. This increase in rental income was offset to the extent of $89,000 for the nine months and $27,000 for the three months ended September 30, 2003 due to the vacancy of one of our retail properties.

Interest and other income decreased by $87,000, or 18.8%, to $377,000 for the nine months ended September 30, 2003 from $464,000 for the nine months ended September 30, 2002. Interest and other income decreased by $122,000, or 46.4%, to $141,000 from $263,000 for the three months ended September 30, 2002. A major reason for the decrease was the receipt in the nine and three month periods ended September 30, 2002 of non-recurring net acquisition fees from our movie theater joint ventures totaling $191,000 and $58,000, respectively, compared to $4,000 of such fees in the corresponding nine and three month periods in 2003. We also experienced a $131,000 decrease in interest income in the nine months ended September 30, 2003 and a $101,000 decrease in the three months ended September 30, 2003 due to a net decrease in cash and cash equivalents, as funds were applied to property acquisitions. Offsetting these decreases in interest and other income were a $231,000 increase nine months versus nine months and a $37,000 increase three months versus three months in interest earned on short-term mortgages receivable which were acquired or originated by us to facilitate acquisitions.

Our equity in earnings of unconsolidated joint ventures increased by $1,074,000, or 141%, to $1.8 million for the nine months ended September 30, 2003 from $760,000 for the nine months ended September 30, 2002. For the three months ended September 30, 2003, equity in earnings of unconsolidated joint ventures increased by $304,000, or 106%, to $591,000 from $287,000 for the three months ended September 30, 2002. The increase is due to the purchase of nine movie theaters by our two movie theater joint ventures at various times between April 2002 and July 2003 and the purchase of a retail property by another joint venture in December 2002.


We will continue to acquire, solely for our own account, improved commercial properties in accordance with our business and investment strategies. We may from time to time acquire other properties with joint venture partners.


Expenses

Depreciation and amortization expense increased by $493,000, or 25.6%, and $222,000, or 34.5%, to $2.4 million and $866,000 for the nine and three months ended September 30, 2003, respectively, from $1.9 million and $644,000 for the nine and three months ended September 30, 2002, respectively. The increase in depreciation and amortization expense was primarily due to the acquisition of eight properties between September 2002 and September 2003.

Interest-mortgages payable increased by $186,000 and $136,000, or 4% and 8.8%, to $4,846,000 and $1,675,000 for the nine and three months ended September 30, 2003, respectively, from $4,660,000 and $1,539,000. This increase resulted from one mortgage placed on a property in December 2002, the assumption of mortgages in connection with the purchase of three properties between February 2003 and September 2003 and the refinancing of one property. These increases were partially offset during the nine month period by a decrease in interest expense resulting from the payoff of two mortgage loans during September 2002.

Interest-line of credit increased by $367,000 to $427,000 and by $207,000 to $216,000 for the nine and three months ended September 30, 2003, respectively, from $60,000 and $9,000 for the nine and three months ended September 30, 2002. This increase resulted from borrowings under our line of credit to facilitate the purchase of several properties.

General and administrative expenses increased $441,000, or 36.5%, to $1.6 million for the nine months ended September 30, 2003 from $1.2 million for the nine months ended September 30, 2002. For the three months ended September 30, 2003, general and administrative expenses increased by $150,000, or 34.6%, to $584,000 from $434,000 for the three months ended September 30, 2002. This increase was primarily due to a $222,000 and $34,000 increase in payroll and payroll expenses for the nine and three months ended September 30, 2003, respectively, including increases of approximately $160,000 and $12,000, respectively, for executive and support personnel, primarily for legal and accounting services, allocated to us pursuant to a Shared Services Agreement between us and related entities. This increase in the allocated payroll expenses resulted from an increase in our level of business activity, primarily property acquisitions, the negotiation and consummation of a revolving credit facility, mortgage refinancings, lease negotiations and compliance with the Sarbanes-Oxley Act. The increase in payroll expenses is also due to a $25,000 increase in the annual base salary and a $25,000 bonus to our president and chief executive officer. Also included in the nine and three months ended September 30, 2003 is compensation expense of $16,000 relating to the issuance of restricted stock. The nine and three months ended September 30, 2002 are net of a $75,000 partial reimbursement from one of our movie theater joint ventures for legal services allocated to us under the Shared Services Agreement relating to movie theater acquisitions and mortgage financing. The balance of the increase in general and administrative expenses for the nine months ended September 30, 2003 is due to an increase in a number of items including professional fees of approximately $22,000 and travel expenses of approximately $19,000, a major portion of which is related to our property acquisition activities.

On October 31, 2003, we completed the sale of 3.25 million shares of our Common Stock in a public offering in which we raised approximately $56 million. Allocated payroll and payroll related expenses of $25,000 (primarily for legal and accounting services resulting from time expended by various executive and administrative personnel in connection with the preparation and filing of a shelf registration statement on Form S-3 on September 12, 2003, declared effective by the SEC on October 2, 2003, and the related prospectus supplement) have been included in the line item "Public Offering Expenses" for the nine and three months ended September 30, 2003. In the nine months ended September 30, 2002, $125,000 of public offering expenses were allocated to us in connection with an offering consummated in May 2002 pursuant to which we raised approximately $35 million.

Real estate expenses increased by $284,000 and $72,000, or 239% and 131%, to $403,000 and $127,000 for the nine and three months ended September 30, 2003, respectively, from $119,000 and $55,000 for the comparable periods ended September 30, 2002. This increase was primarily due to legal fees relating to properties, as well as utilities and real estate tax expense on our vacant property. Additionally, the 2003 periods include the amortization of a commission relating to a renegotiated lease, non-recurring landlord repairs and an increase in insurance expense.

Liquidity and Capital Resources
-------------------------------

We had cash and cash equivalents of $2.4 million at September 30, 2003. Our primary sources of liquidity are cash and cash equivalents, our revolving credit facility and cash generated from operating activities, including mortgage financings. We have a credit agreement with Valley National Bank, Merchants Bank Division and Bank Leumi, USA for a $30 million revolving credit facility. This facility is available to us to pay down existing mortgages, to fund the acquisition of properties or to invest in joint ventures. The facility matures on March 21, 2005. Borrowings under the facility bear interest at the bank's prime rate, currently 4%, and there is an unused facility fee of one-quarter of 1% per annum. Net proceeds received from the sale or refinancing of properties are required to be used to repay amounts outstanding under the facility if proceeds from the facility were used to purchase or refinance the property. At September 30, 2003, $24 million was outstanding under the facility. This facility was paid down to zero with the proceeds of two mortgage financings and the proceeds received by us from a public offering completed on October 31, 2003 and described below. We are currently negotiating with other institutions with respect to an increase in the amount available under the credit facility.

During September, 2003, we filed a shelf registration statement, which was declared effective by the SEC on October 2, 2003 that allows us to sell Common Stock from time to time in one or more offerings (at prices and terms to be determined at the time of an offering) up to an aggregate public offering price of $200 million. On October 31, 2003, we sold 3.25 million shares of our Common Stock resulting in net proceeds to us of approximately $56 million. If the underwriters exercise their over-allotment option, we could receive up to an additional $8.45 million in proceeds. We paid off the then outstanding balance under our line of credit ($14 million) with a portion of the proceeds. The remainder of the proceeds will be used for working capital, general corporate purposes and property acquisitions.

On October 3, 2003, we acquired one half of the 50% interest in one of our movie theater joint ventures held by an unaffiliated co-venturer for a purchase price of approximately $6.9 million, $6 million of which was borrowed under our line of credit. On October 24, 2003, we financed a property we had purchased in July 2003 (as tenant in common) and received mortgage proceeds of $7 million, as well as the repayment of $7 million loaned by us to the other tenant in common.

We are involved in various stages of negotiation with respect to the acquisition of additional net leased properties. We will use cash provided from operations, cash provided from mortgage financings, including distributions from joint ventures resulting from their mortgage financings, the balance of the funds available from the recently completed public offering and our credit facility to fund any additional acquisitions.

The following sets forth our contractual cash obligations as of September 30, 2003, all of which relate to interest and amortization payments and balances due at maturity under outstanding mortgages secured by our properties, for the periods indicated (amounts in thousands):




                                                                         Principal                 Balances Due
                                                Total                   and Interest                at Maturity
                                                -----                   ------------               ------------

        Due within 1 year                      $11,440                     $ 8,528                   $ 2,912 (1)
        Due 1 to 3 years                        30,404                      16,418                    13,986
        Due 4 to 5 years                        20,436                      14,683                     5,753
        Due after 5 years                       84,898                      40,935                    43,963

(1) Represents one mortgage, which was refinanced during October 2003 with a maturity date of March 2017.


As of September 30, 2003, we had outstanding approximately $96 million in long-term mortgage indebtedness (excluding mortgage indebtedness of our unconsolidated joint ventures), all of which is non-recourse (subject to standard carve-outs). We expect that debt service payments of approximately $24.9 million due in the next three years will be paid primarily from cash generated from our operations. We anticipate that loan maturities of approximately $16.9 million due in the next three years will be paid primarily from mortgage financings or refinancings. If we are not successful in refinancing our existing indebtedness or financing our unencumbered properties, our cash flow, funds available under our credit facility and available cash, if any, may not be sufficient to repay all maturing debt when payments become due, and we may be forced to sell additional equity or dispose of properties on disadvantageous terms.

We had no outstanding contingent commitments, such as guarantees of indebtedness, or any other contractual cash obligations at September 30, 2003.


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

It is our intention to pay to our stockholders within the time periods prescribed by the Internal Revenue Code no less than 90% and, if possible, 100% of our annual taxable income, including gains from the sale of real estate and recognized gains on the sale of securities. It will continue to be our policy to make sufficient cash distributions to stockholders in order for us to maintain our REIT status under the Internal Revenue Code.

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

                             Scheduled
                             Principal
     Year Ending             Repayments                   Average
    September 30,          (In Thousands)               Interest Rate
    -------------           -------------               -------------
     2004                    $   4,720                      7.59%
     2005                       10,188                      7.59
     2006                        7,662                      7.56
     2007                        2,035                      7.52
     2008                        7,862                      7.53
     Thereafter                 63,581                      7.56
                              --------
     Total                    $ 96,048                      7.56
                              ========

     Fair Value               $ 99,668                      6.80%
                              ========


Item 4. - Controls and Procedures
          -----------------------

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities and Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II - OTHER INFORMATION

Item 5. -  Other Information
           -----------------

Form 8-K filed by the Company with the U. S. Securities and Exchange Commission on October 15, 2003 and the Prospectus Supplement dated October 27, 2003 to Prospectus dated October 2, 2003 (Registration Statement on Form S-3, file no. 333-108763) make reference to a contract entered into by the Company to purchase a single tenant office property located in Roseville, Minnesota. The closing was subject to completion of our due diligence. The Company has decided not to proceed with this purchase and has terminated the contract.

Item 6. - Exhibits and Reports on Form 8-K
          --------------------------------

           (a)  Exhibits
                --------

           Exhibit 31.1 Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           Exhibit 31.2 Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           Exhibit 32.1 Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           Exhibit 32.2 Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


           (b)  Reports on Form 8-K
                -------------------

           A Form 8-K was filed on August 7, 2003 to report the acquisition of a property in Los Angeles, California. Audited financial statements and unaudited pro forma financial statements relating to this acquisition were filed on Form 8-K/A on September 11, 2003.

           A Form 8-K was filed on August 12, 2003 which attached the press release issued the same day disclosing information regarding the results of operations for the six and three months ended June 30, 2003 and financial condition at June 30, 2003.

           A Form 8-K was filed on October 3, 2003 to report the acquisition of a property in Plano, Texas, including audited financial statements and unaudited pro forma financial statements relating to this acquisition.

           A Form 8-K was filed on October 15, 2003 to report information under
           Item 9 - Regulation FD disclosure.

           A Form 8-K was filed on October 28, 2003 in connection with the execution of an underwriting agreement and the filing of a prospectus supplement with the Securities and Exchange Commission.

                          ONE LIBERTY PROPERTIES, INC.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        One Liberty Properties, Inc.
                        ----------------------------
                                 (Registrant)






November 12, 2003            /s/ Jeffrey Fishman
-----------------            -------------------
Date                         Jeffrey Fishman
                             President and
                             Chief Executive Officer
                             (authorized officer)




November 12, 2003            /s/ David W. Kalish
-----------------            --------------------
Date                         David W. Kalish
                             Senior Vice President and
                             Chief Financial Officer
                             (principal financial officer)

                                  EXHIBIT 31.1
                                  CERTIFICATION

   I, Jeffrey Fishman, President and Chief Executive Officer of One Liberty Properties, Inc. certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 of One Liberty Properties, Inc.

   2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

   3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

   4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

   a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


   Date:   November 12, 2003
                                          /s/ Jeffrey Fishman
                                          -------------------
                                          Jeffrey Fishman
                                          President and Chief Executive Officer

                                  EXHIBIT 31.2
                                  CERTIFICATION

   I, David W. Kalish, Senior Vice President and Chief Financial Officer of One Liberty Properties, Inc. certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 of One Liberty Properties, Inc.

   2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

   3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

   4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

   a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:   November 12, 2003                  /s/ David W. Kalish
                                           ------------------------
                                           David W. Kalish
                                           Senior Vice President
                                           and Chief Financial Officer

                                  EXHIBIT 32.1

             CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, Jeffrey Fishman, President and Chief Executive Officer of One Liberty Properties, Inc., (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report").

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   November 12, 2003                 /s/ Jeffrey Fishman
                                          --------------------
                                          Jeffrey Fishman
                                          President and Chief Executive Officer

                                  EXHIBIT 32.2

       CERTIFICATION OF SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, David W. Kalish, Senior Vice President and Chief Financial Officer of One Liberty Properties, Inc. (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report").

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   November 12, 2003                    /s/ David W. Kalish
                                             --------------------------------
                                             David W. Kalish
                                             Senior Vice President
                                             and Chief Financial Officer