Form 10-K
period 2003-12-31
ONE LIBERTY PROPERTIES INC
filed 2004-03-15
CIK 712770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               [ X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of l934

                   For the fiscal year ended December 31, 2003
                                             -----------------
                                       Or
              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

       Registrant's telephone number, including area code: (516) 466-3100
       ------------------------------------------------------------------

                    Securities registered pursuant to Section
                               12(b) of the Act:

                                                Name of each exchange
              Title of each class                on which registered
              -------------------                -------------------

           Common Stock, par value $1.00        New York Stock Exchange
                     per share

                    Securities registered pursuant to Section
                               12(g) of the Act:

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

                                  Yes X No ___
                                      --

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

                              Yes X    No
                                 ---

         As of June 30, 2003 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of all common equity held by non-affiliates of the registrant, computed by reference to the price at which common equity was last sold on said date, was approximately $75.4 million.

         As of March 5, 2004, the aggregate market value of all common equity held by non-affiliates of the registrant was $181.1 million.

         As of March 5, 2004, the registrant had 9,672,580 shares of Common Stock outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the annual meeting of shareholders of One Liberty Properties, Inc., to be filed pursuant to Regulation 14A not later than April 29, 2004, are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements

         This Annual Report on Form 10-K, together with other statements and information publicly disseminated by One Liberty Properties, Inc., contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions or variations thereof. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to:

o  general economic and business conditions;
o  general and local real estate conditions;
o the financial condition of our tenants and the performance of their lease obligations;
o changes in governmental laws and regulations relating to real estate and related investments;
o  the level and volatility of interest rates;
o competition in our industry; o accessibility of debt and equity capital markets;
o  the availability of and costs associated with sources of liquidity; and
o the other risks described under "Risks Related to Our Company" and "Risks Related to the REIT Industry".

         Accordingly, there can be no assurance that our expectations will be realized.

PART I
Item 1. Business
        --------

General
-------

         We are a self-administered and self-managed real estate investment trust (REIT). We were incorporated under the laws of the State of Maryland on December 20, 1982. We acquire, own and manage a geographically diversified portfolio of retail, industrial, office, movie theater and other properties, a substantial portion of which are under long-term leases. Substantially all of our leases are "net leases", under which the tenant is typically responsible for real estate taxes, insurance and ordinary maintenance and repairs. As of December 31, 2003, we owned 36 properties, participated in four joint ventures that owned a total of 12 properties and held a 50% tenancy in common interest in one property. Our properties are located in 17 states and have an aggregate of approximately 3.7 million square feet of rentable space (including all rentable space for properties in which we have a joint venture participation and our tenancy in common interest). Under the terms of our leases, our 2004 contractual rental income will be approximately $27.2 million. Our 2004 contractual rental income includes rental income that is payable to us during 2004 for properties owned at December 31, 2003, including our share of the rental income payable to our joint ventures and rental income payable on our tenancy in common interest, and does not include rent that we would receive if our one vacant property is rented. On December 31, 2003, the occupancy rate of our property portfolio was approximately 99% and the weighted average remaining term of the leases in our portfolio was 11.1 years based on our 2004 contractual rental income.

         We acquire our properties by balancing fundamental real estate analysis with tenant credit evaluation. The main focus of our analysis is the intrinsic value of a property, determined primarily by its location, local demographics and potential for alternative use. We also evaluate a tenant's financial ability to meet lease obligations and operational needs. Most of our retail tenants operate on a national basis and include, among others, Kroger Co., Barnes & Noble, Inc., Walgreen Co., The Sports Authority, Inc., Best Buy Co., Inc., OfficeMax Inc., Party City Corporation and Petco Animal Supplies, Inc.

         The properties in our portfolio typically have the following attributes:

o Net leases. Substantially all of our leases are net leases under which the tenant is typically responsible for real estate taxes, insurance and ordinary maintenance and repairs. We believe that investments in net leased properties offer more predictable returns than investments in properties that are not net leased;

o Long-term leases. We generally acquire properties that are subject to long-term leases. Leases representing approximately 76% of our 2004 contractual rental income expire after 2009, and leases representing approximately 68% of our 2004 contractual rental income expire after 2012; and

o Scheduled rent increases. Leases representing approximately 79% of our 2004 contractual rental income provide for either scheduled rent increases or periodic contractual rent increases based on the consumer price index.

         In October and November 2003, we sold 3,737,500 million shares of our common stock (including 487,500 shares subject to the underwriters' over-allotment option) in a public offering at $18.25 per share. We realized net proceeds of approximately $64.5 million.

         We share facilities, personnel and other resources with several affiliated entities including, among others, Gould Investors L.P., a partnership which owns 8% of our common shares at December 31, 2003 and is involved in the ownership and operation of a diversified portfolio of real estate, and BRT Realty Trust, a mortgage lending REIT. It is our policy, and the policy of our affiliated entities, that any investment opportunity presented to us or to any of our affiliated entities that involves primarily the acquisition of a net leased property will first be offered to us and declined by us before any of our affiliated entities may pursue the opportunity. Jeffrey Fishman, our president and chief executive officer, and Lawrence G. Ricketts, Jr., our vice president, acquisitions, devote substantially all of their business time to our company, while our other management personnel share their services on a part-time basis with us and other affiliated entities that share our executive offices. We believe that this sharing arrangement provides us access to a group of senior executives with real estate knowledge and experience to which a company of our size would not otherwise have access. For a description of the background of our management, please see the information under the heading "Executive Officers" in
Part I of this Annual Report.

Our Website

         Our internet address is www.onelibertyproperties.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website as soon as reasonably practicable after we electronically file such materials with the Securities and Exchange Commission.

Our Business Objectives and Growth Strategy
-------------------------------------------

         Our business objectives are to maintain and increase the cash available for distribution to our stockholders by:

o acquiring a diversified portfolio of net leased properties subject to long-term leases;

o obtaining mortgage indebtedness on favorable terms and increased access to capital to finance property acquisitions; and

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

         Our acquisition strategy is to pursue properties that are subject to long-term leases which include periodic contractual rental increases. We believe that long-term leases provide a predictable income stream over the term of the lease, making fluctuations in market rental rates and in real estate values less significant to achieving our overall investment objectives. Long-term leases also make it easier for us to obtain longer-term, fixed-rate mortgage financing with principal amortization, thereby moderating the interest rate risk associated with financing or refinancing our property portfolio by reducing the outstanding principal balance over time. In addition, we believe that long-term leases minimize the management time required and transaction costs incurred while we own a property. Although we regard long-term leases as a central element of our acquisition strategy, we will acquire a property that is subject to a short-term lease where we believe the property represents an good opportunity for recurring income and residual value.

         We generally expect that the properties we acquire will also provide internal growth derived from scheduled rent increases. Our goal is to continue, as often as possible, to acquire properties that are subject to long-term net leases that include periodic contractual rental increases. Periodic contractual rental increases provide reliable increases in future rent payments, while rent increases based on the consumer price index provide protection against inflation.

         Generally, we acquire properties based on their intrinsic value and intend to hold these properties for an extended period of time. Our investment criteria are intended to identify properties from which increased asset value and overall return can be realized from an extended period of ownership. Accordingly, we would tend to pursue a lease renewal or a new lease upon lease termination or expiration in preference to disposing of a property. Although our investment criteria favor an extended period of ownership of our properties, we may dispose of a property following a lease termination or expiration or even during the term of a lease if we regard the disposition of the property as an opportunity to realize the overall value of the property sooner or to avoid future risks by achieving a determinable return from the property.

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

Movie Theater Joint Ventures

         At December 31, 2003, we owned a 50% equity interest, with the same venturer, in two joint ventures that own movie theaters. We had approximately $21 million invested in the two movie theater joint ventures at December 31, 2003. At December 31, 2003 these joint ventures owned ten movie theaters having a total of 168 screens. Eight of the ten movie theaters owned by the joint ventures are megaplex theaters with stadium-style seating, one is an "in town" multi-screen theater with partial stadium seating and one is a multi-screen "in town" theater, under renovation, which will have stadium-style seating upon completion. Megaplex movie theaters have multiple screens. Stadium-style seating provides for seating with elevation between rows to provide unobstructed viewing. The movie theaters owned by our movie theater joint ventures are equipped with electronics and technology that are intended to enhance the audio and visual experience for the patron.

         It was and continues to be our belief that well-located, megaplex stadium-style theaters that conform to our investment criteria will provide us with above average risk-adjusted returns on our investment. In identifying the megaplex theaters that present the most attractive acquisition candidates, our review of potential property purchases includes an analysis of the financial performance of each specific theater considered for purchase.

         We are designated the "Managing Member" under each movie theater venture operating agreement. Each operating agreement provides that Majestic Property Management Corp., a company owned by our chairman of the board and in which certain of our executive officers are officers, receives a management fee equal to 1% of all rents received by the joint ventures from single-tenant properties and a management fee equal to 3% of all rents received by the joint ventures from multi-tenant properties. Majestic will receive leasing and mortgage brokerage fees for services rendered with respect to any property owned by either joint venture at a rate equal to 80% of the commissions we reasonably determine as being charged by third parties for comparable services in the market where the properties are located. Majestic will also receive a construction supervisory fee equal to 8% of the cost of any capital improvements to any property and sale commissions equal to 1% of the sales price of any properties that are sold.

         The following table provides certain information with respect to the ten movie theaters owned by our two movie theater joint ventures.

                                                                                         Expiration
                         No. of                                          Purchase        of Initial
Location                 Screens            Operator                     Price (1)       Lease Term
---------                -------            --------                    ----------       ----------
                                                                        (in millions)

Norwalk, CA                20       American Multi-Cinema, Inc.            $12.5             2021
Austell, GA                22       Regal Cinemas, Inc.                     11.8             2019
Beavercreek, OH            20       Regal Cinemas, Inc.                      9.7             2015
Morrow, GA                 24       American Multi-Cinema, Inc.             14.1             2017
Roanoke, VA                16       Consolidated Theaters                    9.0             2020
                                    Holdings, G.P.
Lubbock, TX                17       Cinemark USA, Inc.                       7.9             2018
Live Oak, TX               18       Regal Cinemas, Inc.                     12.5             2019
Henrietta, NY              18       Regal Cinemas, Inc.                     10.5             2022
Brooklyn, NY (2)            8       Pritchard Square Cinema LLC              9.5             2022
Monroe, NY (3)              5       Monroe Pavilion LLC                      3.0             2023
                          ---                                             ------
                          168                                             $100.5
                          ===                                             ======

(1) Purchase price represents the total purchase price for each property without giving effect to closing costs.
(2) "In town" multi-screen theater with partial stadium-style seating.
(3) "In town" multi-screen theater with stadium-style seating under construction. We have paid $2,000,000 of the purchase price. The balance of the purchase price will be paid as construction progresses.

Our Tenants
         The following table shows information about the diversification of our tenants by industry sector as of December 31, 2003:

                                                                 Percentage of
Type of                 2004 Contractual        Number of      2004 Contractual
Property                Rental Income (1)        Tenants        Rental Income
--------                -----------------        -------        -------------

Retail                   $10,552,839                29              38.73%
Flex                       4,420,582                 4              16.22
Industrial                 2,324,587                 6               8.53
Movie Theater              5,659,752                10              20.77
Health & Fitness           1,433,505                 3               5.26
Office                     2,220,333                 2               8.15
Residential                  637,500                 1               2.34
                          ----------              ----               ----
         TOTAL           $27,249,098                55             100.00%
                         ===========              ====             =======
-----------

(1) Reflects 2004 contractual rental income which includes rental income that is payable to us during 2004 under existing leases, including our share of the rental income payable to our joint ventures and the rental income on our tenancy in common interest, and does not include rent that we would receive if our one vacant property is rented.

       Although we focus on property value in analyzing our potential property acquisitions, we also review the ability of the tenant to meet its lease obligations and operational needs. Typically our tenants are not rated or are rated below investment grade. Of our properties, 23 are net leased to various retail operators under long-term leases and, except for three of the retail properties, are net leased to single tenants. Of the three properties net leased to multiple retail operators, one is net leased to four separate tenants pursuant to separate leases, one is net leased to two separate tenants pursuant to separate leases and one is net leased to three separate tenants pursuant to separate leases. Six of our properties are industrial-type buildings, of which two are used as frozen food warehouses. Three of our properties, with four tenants, are flex-type buildings (office, research and development and warehouse) and three are health and fitness facilities. Finally, we have two office properties, one residential property, and ten movie theaters. At December 31, 2003, one of our retail properties, representing an aggregate of 43,200 square feet, was vacant. No assurances can be given that we will find a tenant for this vacant property. Two properties representing approximately 8.25% of our 2004 contractual rental income are subject to leases that will terminate in 2004.

Our Leases

       Substantially all of our leases are net leases, under which the tenant, in addition to its rental obligation, typically is responsible for expenses attributable to the operation of the property, such as real estate taxes and assessments, water and sewer rents and other charges. The tenant is also generally responsible for maintaining the property, including non-structural repairs, and for restoration following a casualty or partial condemnation. The tenant typically indemnifies us for claims arising from the property and is responsible for maintaining insurance coverage for the property it leases. Under some net leases, we are responsible for structural repairs, including foundation and slab, roof repair or replacement and restoration following a casualty event, and at several properties we are responsible for certain expenses related to the operation and maintenance of the property.

       Our typical lease provides for contractual rent increases periodically throughout the term of the lease. Some of our other leases provide for rent increases pursuant to a formula based on the consumer price index. While several of our leases also provide for minimum rents supplemented by additional payments based on sales derived from the property subject to the lease, such additional payments were not a material part of our 2003 rental revenues and are not expected to be a material part of our 2004 rental revenues.

       Our policy has been to acquire properties that are subject to existing long-term leases or to enter into long-term leases with our tenants. Our leases generally provide the tenant with one or more renewal options.

The following table sets forth scheduled lease expirations of all leases for our properties as of December 31, 2003 (excluding one vacant property which contains 43,200 square feet):

                                                                                   2004                % of 2004
                                                      Approximate              Contractual             Contractual
                                                    Rentable Square            Rental Income          Rental Income
 Year of Lease          Number of Expiring         Feet Subject to            Under Expiring          Represented By
 Expiration (1)              Leases               Expiring Leases (2)           Leases (3)            Expiring Leases
 --------------              ------               -------------------          -----------            ----------------

     2004                      2                        288,787                $ 2,247,593                8.25%
     2005                      3                        115,986                    808,592                2.97
     2006                      2                         87,897                    548,331                2.01
     2007                      3                         33,900                    667,676                2.45
     2008                      3                        520,272                  1,847,600                6.78
     2009                      2                        100,248                    394,595                1.45
     2010                      3                        412,000                    445,617                1.63
     2011                      3                        193,428                  1,768,814                6.49
     2012                      0                              -                          -                0.00
     2013 and thereafter      34                      1,898,537                 18,520,280               67.97
                              --                      ---------                -----------               -----
     Total                    55                      3,651,055                $27,249,098              100.00%
                              ==                      =========                ===========              =======

(1) Lease expirations assume tenants do not exercise existing renewal options.
(2) Includes all rentable square footage in properties that are owned by our joint ventures and our tenancy in common interest.
(3) Contractual rental income includes rental income that is payable to us during 2004 under existing leases including our share of the rental income payable to our joint ventures and the rental income payable on our tenancy in common interest, and does not include rent that we would receive if our one vacant property is rented.

Our Acquisition Policies

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

       We identify properties generally through the network of contacts of our senior management and our affiliates, which includes real estate brokers, private equity firms, banks and law firms. In addition, we attend industry conferences and engage in direct solicitations.

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

Financing, Re-Renting and Disposition of Our Properties

       There is no limit on the level of debt that we may incur. We borrow funds on a secured and unsecured basis and intend to continue to do so in the future. We mortgage specific properties on a non-recourse basis (subject to standard carve-outs) to enhance the return on our investment in a specific property. On March 21, 2003, we concluded a $30 million credit line that is a recourse obligation. The proceeds of mortgage loans and amounts drawn on our credit line may be used for property acquisitions, investments in joint ventures or other entities that own real property, to reduce bank debt and for working capital purposes.

       With respect to properties we acquire on a free and clear basis, we typically seek to obtain long-term fixed-rate mortgage financing shortly after the acquisition of such property to avoid the risk of movement of interest rates and fluctuating supply and demand in the mortgage markets. We also will acquire a property that is subject to a fixed-rate mortgage. Substantially all of our mortgages provide for amortization of part of the principal balance during the term, thereby reducing the refinancing risk at maturity. Some of our properties may be financed on a cross-defaulted or cross-collateralized basis, and we may collateralize a single financing with more than one property.

       After termination or expiration of any lease relating to any of our properties (either at lease expiration or early termination), we will seek to re-rent or sell such property in a manner that will maximize the return to us, considering, among other factors, the income potential and market value of such property. We acquire properties for long-term investment for income purposes and do not typically engage in the turnover of investments. We will consider the sale of a property prior to termination or expiration of the relevant lease if a sale appears advantageous in view of our investment objectives. We may take a purchase money mortgage as partial payment in lieu of cash in connection with any sale and may consider local custom and prevailing market conditions in negotiating the terms of repayment. It is our policy to use any cash realized from the sale of properties, net of any distributions to stockholders to maintain our REIT status, to pay down amounts due under our line of credit (excluding real estate mortgage loans), if any, and for the acquisition of additional properties.

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

Risks Related to Our Company

The financial failure of our tenants would be likely to cause significant
-------------------------------------------------------------------------
reductions in our revenues and our equity in earnings of unconsolidated joint
-----------------------------------------------------------------------------
ventures and in the value of our real estate portfolio.
-------------------------------------------------------
       Substantially all of our revenues are derived from rental income generated by our properties, and 86.5% of our properties, based on 2004 contractual rental income, are leased to single tenants. Accordingly, the financial failure or other default of a tenant in non-payment of rent or property-related expenses or the termination of a lease would cause a significant reduction in our revenues. Additionally, approximately 46.7% and 51.8% of our total revenues (excluding revenues from our movie theater and other joint ventures) for the years ended December 31, 2003 and December 31, 2002, respectively, were derived from retail tenants and approximately 38.7% of our 2004 contractual rental income will be derived from retail tenants. In addition, we anticipate that significant revenues will be realized in 2004 by our two movie theater joint ventures. Weakening of economic conditions in the retail or theater industries could result in the financial failure, or other default, of a significant number of our tenants. Two of our former retail tenants filed for protection under the federal bankruptcy laws. A 43,200 square feet building, that was rented by one of the bankrupt tenants, has been vacant since February, 2003. With respect to the other property, our tenant had entered into a sublease with an unrelated party which has continued to occupy the property and pay its monthly rent to us. In March 2004, one of our retail tenants that leases a property directly from us and a property from one of our joint ventures filed for protection under the federal bankruptcy laws, and we do not know, as of this date, if the leases, or either of them, will be rejected or assumed. It is possible that other tenants could file for protection under federal bankruptcy laws or state insolvency proceedings or could face similar difficulties in the future. In the event of a default by a tenant, we may experience delays in enforcing our rights as landlord and sustain a loss of revenues and substantial costs in protecting our investment. We may also face liabilities arising from the tenant's actions or omissions that would reduce our revenues and the value of our portfolio. Also, if we are unable to re-rent any property when the existing lease terminates, for an extended period of time, we would receive no revenues from such property and could experience a decline in the value of the property.

A significant portion of our revenues and/or our 2004 contractual rental income
--------------------------------------------------------------------------------
is derived from four tenants. The default, financial distress or failure of any
--------------------------------------------------------------------------------
of these tenants could significantly reduce our revenues.
---------------------------------------------------------
       GE Medical Systems Information Technologies, Inc., L-3 Communications Corp. and Barnes & Noble, Inc. (a tenant at three separate properties) accounted for approximately 10.2%, 8.8% and 7.4%, respectively, of our total revenues (excluding revenues from our movie theater and other joint ventures) for the year ended December 31, 2003 and account for 7.8%, 5.8% and 5.1%, respectively, of our 2004 contractual rental income. Regal Cinemas, Inc., a tenant at four theaters owned by our movie theater joint ventures, accounted for 45.1% of the total revenues of our two movie theater joint ventures for the year ended December 31, 2003 and accounts for 9.2% of our 2004 contractual rental income. Contractual rental income for 2004 includes rental income that is payable to us during the year ended December 31, 2004 under existing leases from all properties owned by us on December 31, 2003, including our share of the rental income payable to our joint ventures and the rental income payable on our tenancy in common interest. The default, financial distress or bankruptcy of any of these tenants could cause interruptions in the receipt or the loss of a significant amount of rental income and result in the vacancy of the property occupied by the defaulting tenant, which would significantly reduce our rental income and net income until the property is re-rented, and could decrease the ultimate sale value of the property.

       GE Medical Systems Information Technologies, Inc., has exercised its right under its lease with us to cancel the lease effective December 20, 2004. We are presently in discussions with GE Medical Systems Information Technologies, Inc. to lease to them up to 90,000 square feet of space in the 188,567 square foot facility, and we have entered into an exclusive agreement with a national real estate brokerage firm to lease the property. There are no assurances that we will re-let the space soon after the effective date of the termination by GE Medical Systems or if re-let, in whole or in part, that we will receive rent comparable to the rent we are currently receiving for the space. If we are unable to rent at least a significant amount of the space occupied by GE Medical Systems when the lease terminates on December 20, 2004, we will receive little or no revenues from the asset until the property is re-rented, and we will have to pay the property's operating expenses, such as real estate taxes and insurance, all of which could result in a decline in the value of the property.

The inability to repay our indebtedness could reduce cash available for
-----------------------------------------------------------------------
distributions and cause losses.
-------------------------------
       As of December 31, 2003, we had outstanding approximately $106.1 million in long-term mortgage indebtedness, all of which is non-recourse (subject to standard carve-outs). As of December 31, 2003, our ratio of debt to total assets was approximately 41%. In addition, at December 31, 2003, our movie theater joint ventures had approximately $59.6 million in long-term mortgage indebtedness outstanding secured by nine megaplex theaters. The risks associated with our debt include the risk that our cash flow will be insufficient to meet required payments of principal and interest. Further, if a property or properties are mortgaged to collateralize payment of indebtedness and we are unable to make mortgage payments on the secured indebtedness, the lender could foreclose upon the property or properties resulting in a loss of revenues to us and a decline in the value of our portfolio. Even with respect to non-recourse indebtedness, the lender may have the right to recover deficiencies from us under certain circumstances that could result in a reduction in the amount of cash available to meet expenses and to make distributions to our stockholders and in a deterioration of our financial condition.

If we are unable to refinance our borrowings at maturity at favorable
---------------------------------------------------------------------
rates or otherwise raise funds, our net income may decline or we may be forced
------------------------------------------------------------------------------
to sell properties on disadvantageous terms, which would result in the loss of
------------------------------------------------------------------------------
revenues and in a decline in the value of our portfolio.
--------------------------------------------------------

       Only a small portion of the principal of our mortgage indebtedness will be repaid prior to maturity and we do not plan to retain sufficient cash to repay such indebtedness at maturity. Accordingly, in order to meet these obligations, we will have to use funds available under our credit line, if any, to refinance debt or seek to raise funds through the financing of unencumbered properties, sale of properties or sale of additional equity. Between January, 2004 and December 31, 2007, we will have to refinance an aggregate of approximately $14 million of maturing debt, of which nothing will have to be refinanced in 2004 and approximately $8.2 million will have to be refinanced in 2005. We can give no assurance that we will be able to refinance this debt or arrange additional debt financing on unencumbered properties on terms as favorable as the terms of existing indebtedness, or at all. If prevailing interest rates or other factors at the time of refinancing result in interest rates higher than the interest rates we are paying, our interest expense would increase, which would adversely affect our net income, financial condition and the amount of cash available to make distributions to stockholders. If we are not successful in refinancing our existing indebtedness or financing our unencumbered properties, selling properties on favorable terms or selling additional equity, our cash flow will not be sufficient to repay all maturing debt when payments become due, and we may be forced to dispose of properties on disadvantageous terms, which would result in the loss of revenues and in a decline in the value of our portfolio.

Increased borrowings could result in increased risk of default on our repayment
--------------------------------------------------------------------------------
obligations and increased debt service requirements.
----------------------------------------------------
       Our governing instruments do not contain any limitation on the amount of indebtedness we may incur. Accordingly, increased leverage could result in increased risk of default on our payment obligations related to borrowings and in an increase in debt service requirements which would reduce our net income and the amount of cash available to meet expenses and to make distributions to holders of our common stock.

If we are unable to re-rent properties upon the expiration of our leases, it
----------------------------------------------------------------------------
could adversely affect our revenues and ability to make distributions and could
-------------------------------------------------------------------------------
reduce the value of our portfolio.
----------------------------------
       Substantially all of our revenues are derived from rental income paid by tenants at our properties. We cannot predict whether current tenants will renew their leases upon the expiration of their terms. In addition, we cannot predict whether current tenants will attempt to terminate their leases, or whether defaults by tenants may result in termination of their leases prior to the expiration of their current terms. If tenants terminate or fail to renew their leases, or if leases terminate due to defaults, we may not be able to locate qualified replacement tenants and, as a result, we would lose a source of revenues while remaining responsible for the payment of our mortgage obligations and the expenses related to the properties, including real estate taxes. Even if tenants decide to renew their leases or we find replacement tenants, the terms of renewals or new leases, including the cost of required renovations or concessions to tenants, or the expense of reconfiguration of a single tenancy property for use by multiple tenants, may be less favorable than current lease terms and could reduce the amount of cash available to meet expenses and to make distributions to holders of our common stock.

       As described above, GE Medical Systems, the tenant at a 188,567 square foot facility, has exercised the cancellation option contained in its lease with us effective December 20, 2004. If a significant portion of the facility is not re-rented, we will lose the revenues attributable to the property and will be responsible for the property operating expenses (the property is not subject to a mortgage). Although we are negotiating with the current tenant regarding the rental of up to 48% of the space for a term up to five years, consummation of a lease with the current tenant may require a reconfiguration and renovation of the property. There is no assurance a new lease will be consummated with the current tenant (or any other tenant) and we cannot estimate the cost of the reconfiguration and renovation, which could be substantial.

Uninsured and underinsured losses may affect the revenues generated by, the
---------------------------------------------------------------------------
value of, and the return from, a property affected by a casualty or other claim.
-------------------------------------------------------------------------------
       Substantially all of our tenants obtain, for our benefit, comprehensive insurance covering our properties in amounts that are intended to be sufficient to provide for the replacement of the improvements at each property. However, the amount of insurance coverage maintained for any property may not be sufficient to pay the full replacement cost of the improvements at the property following a casualty event. In addition, the rent loss coverage under the policy may not extend for the full period of time that a tenant may be entitled to a rent abatement as a result of, or that may be required to complete restoration following, a casualty event. In addition, there are certain types of losses, such as those arising from earthquakes, floods, hurricanes and terrorist attacks, that may be uninsurable or that may not be economically insurable. Changes in zoning, building codes and ordinances, environmental considerations and other factors also may make it impossible or impracticable for us to use insurance proceeds to replace damaged or destroyed improvements at a property. If restoration is not or cannot be completed to the extent, or within a period of time, specified in certain of our leases, the tenant may have the right to terminate the lease. If any of these or similar events occur, it may reduce our revenues, or the value of, or our return from, an affected property.

Our revenues and the value of our portfolio are affected by a number of factors
-------------------------------------------------------------------------------
that affect investments in real estate generally.
-------------------------------------------------
       We are subject to the general risks of investing in real estate. These include adverse changes in economic conditions and local conditions such as changing demographics, retailing trends and traffic patterns, declines in the rental rates we are able to obtain, changes in the supply and price of quality properties and the market supply and demand of competing properties, the impact of environmental laws, security concerns, prepayment penalties applicable under mortgage financing, changes in tax, zoning, building code, fire safety and other laws, the type of insurance coverages available in the market, and changes in the type, capacity and sophistication of building systems. Any of these conditions could have an adverse effect on our results of operations, liquidity and financial condition.

Our revenues and the value of our portfolio are affected by a number of factors
-------------------------------------------------------------------------------
that affect investments in leased real estate generally.
--------------------------------------------------------
       We are subject to the general risks of investing in leased real estate. These include the non-performance of lease obligations by tenants, improvements that will be costly or difficult to remove should it become necessary to re-rent the leased space for other uses, covenants in certain retail leases that limit the types of tenants to which available space can be rented (which may limit demand or reduce the rents realized on re-renting), rights of termination of leases due to events of casualty or condemnation affecting the leased space or the property or due to interruption of the tenant's quiet enjoyment of the leased premises, and obligations of a landlord to restore the leased premises or the property following events of casualty or condemnation. Any of these conditions could have an adverse impact on our results of operations, liquidity and financial condition.

Our real estate investments are relatively illiquid and their values may
------------------------------------------------------------------------
decline.
--------
       Real estate investments are relatively illiquid. Therefore, we will be limited in our ability to reconfigure our real estate portfolio in response to economic changes. We may encounter difficulty in disposing of properties when tenants vacate either at the expiration of the applicable lease or otherwise. If we decide to sell any of our properties, our ability to sell these properties and the prices we receive on their sale will be affected by the number of potential buyers, the number of competing properties on the market and other market conditions, as well as whether the property is leased and if it is leased, the terms of the lease. As a result, we may be unable to sell our properties for an extended period of time without incurring a loss, which would adversely affect our results of operations, liquidity and financial condition.

The concentration of our properties in certain geographic areas may make our
----------------------------------------------------------------------------
revenues and the value of our portfolio vulnerable to adverse changes in local
------------------------------------------------------------------------------
economic conditions.
--------------------
       We do not have specific limitations on the total percentage of our real estate properties that may be located in any one area. Consequently, properties that we own may be located in the same or a limited number of geographic regions. Approximately 46.2% of our total revenues (excluding revenues from our movie theater and other joint ventures) for the year ended December 31, 2003 were, and approximately 46% of our 2004 contractual rental income will be, derived from properties located in New York and Texas. As a result, a decline in the economic conditions in these geographic regions, or in geographic regions where our properties may be concentrated in the future, may have an adverse effect on the rental and occupancy rates for, and the property values of, these properties, which could lead to a reduction in our revenues and in the value of these properties.

Our inability to control our joint ventures could result in diversion of time
-----------------------------------------------------------------------------
and effort by our management and the inability to achieve the goals of the joint
--------------------------------------------------------------------------------
venture agreement or the tenancy in common agreement.
-----------------------------------------------------
       We presently are a venturer in four joint ventures which own 12 properties and we own 50% of another property as tenant in common with a group of investors pursuant to a tenancy in common agreement. The four joint venture investments represent an equity investment of $24.4 million by us and the tenancy in common interest represents an equity investment of $3.7 million by us. These investments may involve risks not otherwise present in investments made solely by us, including that our co-investors may have different interests or goals than we do, or that our co-investors may not be able or willing to take an action that is desired by us. Disagreements with or among our co-investors could result in substantial diversion of time and effort by our management team and the inability to successfully acquire, operate, finance, lease or sell properties as intended by our joint venture agreements or tenancy in common agreement. In addition, since there is no limitation under our organizational documents as to the amount of funds that may be invested in joint ventures or tenancies in common, we may invest a significant amount of our funds into joint ventures or tenancy in common positions which ultimately may not be profitable as a result of disagreements with or among our co-investors.

Our joint venture agreements and tenancy in common agreement contain provisions
-------------------------------------------------------------------------------
related to the transfer of our interest, resolution of disputes and future
--------------------------------------------------------------------------
capital contributions that could limit our ability to liquidate our interest or
-------------------------------------------------------------------------------
adversely affect the value of our investments.
----------------------------------------------
    The joint venture agreements entered into for each of our ventures generally provide that we cannot finance or transfer our interest in the venture without the consent of the other venturers. If we are unable to obtain the consent of our co-venturers to a proposed financing or transfer of our interest, we may be unable to dispose of such interest on favorable terms. The tenancy in common agreement provides each party with a right of first refusal in the event the other party decides to transfer its tenancy in common interest. The right of first refusal may make it more difficult for us to sell our interest in the property. In addition the tenancy in common agreement requires the consent of the other party to a proposed financing of the property. Our joint venture agreements and tenancy in common agreement also contain provisions governing disputes that could obligate us to acquire the interest of co-investors on unfavorable terms or without adequate time to obtain satisfactory financing or force us to sell our interest on terms that may be disadvantageous. In addition, if we fail to contribute any additional capital that we are required to contribute in the future to any of these investments, our interest may be reduced disproportionately, or a co-investor may elect to fund our portion of the capital contribution, which would result in that a co-investor acquiring a preferred rate of return and a right to receive interest on the amount of such contribution. The occurrence of any of these events would adversely affect the value of our investment.

Competition in the real estate business is intense and could reduce our revenues
--------------------------------------------------------------------------------
and harm our business.
----------------------
       We compete for real estate investments with all types of investors, including domestic and foreign corporations and real estate companies, financial institutions, insurance companies, pension funds, investment funds, other REITs and individuals. Many of these competitors have significant advantages over us, including a larger, more diverse group of properties and greater financial and other resources. Our failure to compete successfully with these competitors could result in our inability to identify and acquire valuable properties and to achieve our growth objectives.

Compliance with environmental regulations and associated costs could adversely
------------------------------------------------------------------------------
affect our liquidity.
---------------------
       Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at the property and may be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred in connection with contamination. The cost of investigation, remediation or removal of hazardous or toxic substances may be substantial, and the presence of such substances, or the failure to properly remediate a property, may adversely affect our ability to sell or rent the property or to borrow money using the property as collateral. In connection with our ownership, operation and management of real properties, we may be considered an owner or operator of the properties and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and liability for injuries to persons and property, not only with respect to properties we own now or may acquire, but also with respect to properties we have owned in the past.

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

Our senior management and other key personnel are critical to our business and
------------------------------------------------------------------------------
our future success depends on our ability to retain them.
---------------------------------------------------------
       We depend on the services of Fredric H. Gould, chairman of our board of directors, Jeffrey Fishman, our president and chief executive officer, and other members of our senior management to carry out our business and investment strategies. Only two officers, Mr. Fishman and Lawrence G. Ricketts, Jr., our vice president, acquisitions, devote substantially all of their business time to our company. The remainder of our management personnel share their services on a part-time basis with entities affiliated with us and located in the same executive offices. In addition, Messrs. Fishman and Ricketts devote a limited amount of their business time to entities affiliated with us. As we expand, we will continue to need to attract and retain qualified senior management and other key personnel, both on a full-time, as well as on a shared basis. The loss of the services of any of our senior management or other key personnel, or our inability to recruit and retain qualified personnel in the future, could impair our ability to carry out our business and investment strategies.

Our transactions with affiliated entities involve conflicts of interest.
------------------------------------------------------------------------
       We have entered into a number of transactions with persons and entities affiliated with us and with certain of our officers and directors and we intend to enter into transactions with such persons in the future. Although our policy is to insure that we receive terms in transactions with affiliates that are at least as favorable to us as similar transactions we would enter into with unaffiliated persons, these transactions raise the potential that we may not receive terms as favorable as those that we would receive if the transactions were entered into with unaffiliated entities.

We are required by certain of our net lease agreements to pay property related
------------------------------------------------------------------------------
expenses that are not the obligations of our tenants.
-----------------------------------------------------
       Under the terms of substantially all of our net lease agreements, in addition to satisfying their rent obligations, our tenants are responsible for the payment of real estate taxes, insurance and ordinary maintenance and repairs. However, in the case of certain leases, we may pay some expenses, such as the costs of environmental liabilities, structural repairs, insurance and certain non-structural repairs and repairs and maintenance. If our properties incur significant expenses that must be paid by us under the terms of our lease agreements, our business, financial condition and results of operations will be adversely affected and the amount of cash available to meet expenses and to make distributions to holders of our common stock may be reduced.

Compliance with the Americans with Disabilities Act could be costly.
--------------------------------------------------------------------
       Under the Americans with Disabilities Act of 1990, all public accommodations must meet federal requirements for access and use by disabled persons. A determination that our properties do not comply with the Americans with Disabilities Act could result in liability for both governmental fines and damages. If we are required to make unanticipated major modifications to any of our properties to comply with the Americans with Disabilities Act, which are determined not to be the responsibility of our tenants, we could incur unanticipated expenses that could have an adverse impact upon our results of operations, liquidity and financial condition.

We cannot assure you of our ability to pay dividends in the future.
-------------------------------------------------------------------
       We intend to pay quarterly dividends and to make distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to quality for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by the risk factors described in this Annual Report. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will be able to pay dividends in the future.

Risks Related to the REIT Industry

Failure to qualify as a REIT would result in a material adverse tax consequences
--------------------------------------------------------------------------------
and would significantly reduce cash available for distributions.
----------------------------------------------------------------
       We believe that we operate so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended. Qualification as a REIT involves the application of technical and complex legal provisions for which there are limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In addition, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. If we fail to quality as a REIT, we will be subject to federal, state and local income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and would not be allowed a deduction in computing our taxable income for amounts distributed to stockholders. In addition, unless entitled to relief under certain statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. The additional tax would reduce significantly our net income and the cash available for distributions to stockholders.

We are subject to certain distribution requirements that may result in our
--------------------------------------------------------------------------
having to borrow funds at unfavorable rates.
--------------------------------------------
       To obtain the favorable tax treatment associated with being a REIT, we generally will be required, among other things, to distribute to our stockholders at least 90% of our ordinary taxable income (subject to certain adjustments) each year. To the extent that we satisfy the distribution requirements, but distribute less than 100% of our taxable income we will be subject to federal corporate tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

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

Compliance with REIT requirements may hinder our ability to maximize profits.
-----------------------------------------------------------------------------
       In order to qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning among other things, our sources of income, the amounts we distribute to our stockholders and the ownership of our stock. We may also be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Accordingly, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

       In order to qualify as a REIT, we must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. Any investment in securities cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, no more than 5% of the value of our assets can consist of the securities of any one issuer, other than a qualified REIT security. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. This requirement could cause us to dispose of assets for consideration of less than their true value and could lead to a material adverse impact on our results of operations and financial condition.




                               Executive Officers

The following sets forth information with respect to our executive officers:

       NAME                        AGE           POSITION WITH THE COMPANY
       ----                        ---           -------------------------

Fredric H. Gould                    68           Chairman of the Board *

Jeffrey Fishman                     45           President and Chief Executive
                                                   Officer

Jeffrey A. Gould                    38           Senior Vice President *

Matthew J. Gould                    44           Senior Vice President*

Israel Rosenzweig                   56           Senior Vice President

Simeon Brinberg                     70           Senior Vice President **

David W. Kalish                     57           Senior Vice President and
                                                   Chief Financial Officer

Mark H. Lundy                       41           Vice President and Secretary **

Seth D. Kobay                       49           Vice President and Treasurer

Karen Dunleavy                      45           Vice President, Financial

Lawrence G. Ricketts, Jr.           27           Vice President, Acquisitions

*  Matthew J. Gould and Jeffrey A. Gould are Fredric H. Gould's sons.

** Mark H. Lundy is Simeon Brinberg's son-in-law.

Fredric H. Gould. Mr. Gould has served as Chairman of the Board of One Liberty Properties since 1989 and as Chief Executive Officer from December, 1999 to December 31, 2001. Mr. Gould has served as Chairman of the Board of Trustees of BRT Realty Trust, a real estate investment trust, since 1984 and Chief Executive Officer of BRT Realty Trust from 1996 to December 31, 2001. Since 1985 Mr. Gould has been an executive officer (currently Chairman of the Board) of the managing general partner of Gould Investors L.P., a limited partnership primarily engaged in the ownership and operation of real properties and he serves as sole member of a limited liability company which is the other general partner of Gould Investors L.P. He is President of the advisor to BRT Realty Trust and a director of EastGroup Properties, Inc. EastGroup Properties, Inc. is a real estate investment trust that focuses on ownership of industrial properties in major sunbelt markets throughout the United States.

Jeffrey Fishman. Mr. Fishman was President and Chief Operating Officer of One Liberty Properties from December, 1999 until December, 2001 and has been President and Chief Executive Officer since January 1, 2002. From 1996 to December 1999, Mr. Fishman was a Senior Managing Director of Cogswell Properties, LLC, a real estate property owner and manager. For more than five years prior to 1996, he was President of Britannia Management Services, Inc., a real estate property owner and manager.

Jeffrey A. Gould. Mr. Gould has been a Vice President of One Liberty Properties since 1989 and a Senior Vice President and Director since December, 1999. He was President and Chief Operating Officer of BRT Realty Trust from March 1996 to December 2001 and has been President and Chief Executive Officer of BRT Realty Trust since January 1, 2002. Mr. Gould has served as a Trustee of BRT Realty Trust since March 1997. He is also a Senior Vice President of the managing general partner of Gould Investors L.P. since 1996.

Matthew J. Gould. Mr. Gould served as President and Chief Executive Officer of One Liberty Properties from 1989 to December, 1999 and became a Senior Vice President and Director of One Liberty Properties in December 1999. He has served as President of the managing general partner of Gould Investors L.P. since 1996. He has been a Vice President of BRT Realty Trust since 1986, a Trustee of BRT from March, 2001 to March, 2004, and he serves as a Vice President of the advisor to BRT Realty Trust.

Israel Rosenzweig. Mr. Rosenzweig has been a Senior Vice President of One Liberty Properties since June, 1997 and a Senior Vice President of BRT Realty Trust since March 1998. He has been a Vice President of the managing general partner of Gould Investors L.P. since May 1997 and President of GP Partners, Inc., a sub-advisor to a registered investment advisor, since 2000.

Simeon Brinberg. Mr. Brinberg has served as a Senior Vice President of One Liberty Properties since 1989. He has been Secretary of BRT Realty Trust since 1983, a Senior Vice President of BRT Realty Trust since 1988 and a Vice President of the managing general partner of Gould Investors L.P. since 1988. Mr. Brinberg is an attorney-at-law, a member of the bar of New York.

David W. Kalish. Mr. Kalish has served as Senior Vice President and Chief Financial Officer of One Liberty Properties since June 1990. Mr. Kalish is also Senior Vice President, Finance of BRT Realty Trust and Vice President and Chief Financial Officer of the managing general partner of Gould Investors L.P. Mr. Kalish is a certified public accountant.

Mark H. Lundy. In addition to being Secretary of One Liberty Properties since June 1993 and a Vice President since June 2000, Mr. Lundy has been a Vice President of BRT Realty Trust since April 1993 and a Vice President of the managing general partner of Gould Investors L.P. since July 1990. He is an attorney-at-law, a member of the bars of New York and District of Columbia.

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

Lawrence G. Ricketts, Jr. Mr. Ricketts has been Vice President, Acquisitions of One Liberty Properties since December 1999 and has been employed by One Liberty Properties, Inc. since January 1999.

Item 2. Properties

       As of December 31, 2003, we owned 36 properties, participated in four joint ventures that owned a total of 12 properties and held a 50% tenancy in common interest in one property. The following table sets forth information as of December 31, 2003 concerning each property in which we currently own an equity interest and the operator of the business occupying the property (which is not necessarily the same enterprise as the actual tenant). Except as otherwise noted, we own 100% of each property:


                                                                                                      Percentage           Approx.
                                                                                                       of 2004             Building
                             Type of                                                             Contractual Rental         Square
Location                     Property      Operator                                                   Income (1)             Feet
--------                     --------      --------                                                   ----------             ----

Jupiter, FL                  Flex          GE Medical Systems Information Technologies Inc.              7.80%             188,567
Hauppauge, NY                Flex          L-3 Communications Corporation                                5.85              149,870

El Paso, TX                  Retail        Barnes & Noble, Inc.; Best Buy, Inc.; CompUSA,
                                           Inc.; Mattress Firm                                           5.44               110,179
Hanover, PA                  Industrial    The ESAB Group, Inc.                                          4.98               458,560
Plano, TX                    Retail        Robb & Stucky, Ltd.                                           4.60               112,389
Los Angeles, CA              Office        Playboy Entertainment Group, Inc. (2)                         4.10               106,262
Brooklyn, NY                 Office        The City of New York                                          4.05                66,000
Columbus, OH                 Retail        Kittle's Home Furnishing Center, Inc.                         3.24                96,924
Plano, TX                    Retail        Golfsmith; Franchisee of Bassett Furniture                    3.13                51,018
Morrow, GA                   Theater       American Multi-Cinema, Inc. (3)                               2.91                88,000
Norwalk, CA                  Theater       American Multi-Cinema, Inc.   (3)                             2.90                80,000
Austell, GA                  Theater       Regal Cinemas, Inc. (3)                                       2.60                88,660
Ronkonkoma, NY               Flex          Cedar Graphics, Inc.; Gavin Mfg.                              2.57                89,500
Live Oak, TX                 Theater       Regal Cinemas, Inc. (3)                                       2.46                81,836

Lake Charles, LA             Retail        Office Max, Inc.; Party City Corporation;
                                           PetsMart, Inc.                                                2.40                54,229
Tucker, GA                   Health &
                             Fitness       LA Fitness International, LLC                                 2.37                58,800
Manhattan, NY                Residential   Sanford Realty Associates, Inc.                               2.35               125,000
Brooklyn, NY                 Theater       Pritchard Square Cinema LLC (3)                               2.13                33,120
Beavercreek, OH              Theater       Regal Cinemas, Inc. (3)                                       2.11                75,149
Henrietta, NY                Theater       Regal Cinemas, Inc. (3)                                       2.02                76,315
Ft. Myers, FL                Retail        Barnes & Noble, Inc.                                          1.88                29,993
Grand Rapids, MI             Health &
                             Fitness       Trinity Health Michigan                                       1.85               130,000
Newark, DE                   Retail        OfficeMax, Inc.                                               1.85                23,547
Roanoke, VA                  Theater       Consolidated Theaters Holdings, G.P. (3)                      1.84                51,222
Chattanooga, TN              Retail        Rhodes, Inc.                                                  1.65                72,897
Atlanta, GA                  Retail        The Sports Authority, Inc.                                    1.65                50,400
Lubbock, TX                  Theater       Cinemark USA, Inc. (3)                                        1.57                60,732
Greenwood Village, CO        Retail        Gart Bros. Sporting Goods Company                             1.55                45,000
Champaign, IL                Retail        Barnes & Noble, Inc.                                          1.48                50,530
Lewisville, TX               Retail        Footstar, Inc.                                                1.43                21,043
Melville, NY                 Industrial    Airborne Express, Inc.                                        1.42                51,351
Mesquite, TX                 Retail        Franchisee of Bassett Furniture                               1.41                22,900
Selden, NY                   Retail        Petco, Inc.                                                   1.20                14,550
Grand Rapids, MI             Health &
                             Fitness       Trinity Health - Michigan                                     1.04                72,000
Batavia, NY                  Retail        OfficeMax, Inc.                                               .96                 23,483
Somerville, MA               Retail        Walgreen Co.                                                  .92                 12,054
Houston, TX                  Retail        Party City Corporation                                        .79                 12,000
New Hyde Park, NY            Industrial    Lawson Mardon USA Inc.                                        .74                 89,000
Cedar Rapids, IA             Retail        Ultimate Electronics, Inc.                                    .66                 15,400
Shreveport, LA               Retail        Footstar, Inc. (3)                                            .66                 17,108
Killeen, TX                  Retail        Hollywood Entertainment Corp.                                 .60                  8,000
Miami, FL                    Industrial    United States Cold Storage Inc.  (3)                          .57                396,000
Houston, TX                  Retail        Kroger Company                                                .55                 38,448
Rosenberg, TX                Retail        Hollywood Entertainment Corp.                                 .47                  8,000
Columbus, OH                 Industrial    Kroger Company                                                .45                100,220
West Palm Beach, FL          Industrial    BellSouth Telecommunications                                  .38                 10,361
Monroe, NY                   Theater       Monroe Pavilion LLC (3)                                       .22                 31,400
Seattle, WA                  Retail        Payless Shoesource, Inc.                                      .20                  3,038
Hamilton, NY                 Retail        Vacant                                                        .00                 43,200
                                                                                                         ---             -----------
                     Total:                                                                            100.00%            3,694,255
                                                                                                       =======           ===========


(1) Percentage of our 2004 contractual rental income payable to us pursuant to existing leases.

(2) An undivided 50% interest is owned by us as tenant in common with an unrelated entity. Percentage of contractual rental income indicated represents our share of the rental income. Approximate square footage indicated represents the total rentable square footage of the property.

(3) Owned by a joint venture in which we are a venture partner. Percentage of contractual rental income indicated represents our share of the rental income of the venture. Approximate square footage indicated represents the total rentable square footage of the property owned by the venture.

         The occupancy rate for our properties, based on total rentable square footage was approximately 99% as of December 31, 2003, and for each of 2002 and 2001.

     Our properties are located in 17 states. The following table sets forth certain information, presented by state, related to our properties as of December 31, 2003.


                           Number of       2004 Contractual           Approximate Building
    State                 Properties       Rental Income (1)              Square Feet
    -----                 ----------       -----------------              -----------

  New York                  12                 $6,401,250                 792,789 (2)
  Texas                     11                  6,120,596                 526,545 (3)
  Florida                    4                  2,896,501                 624,921(4)
  Georgia                    4                  2,596,530                 285,860(5)
  Ohio                       3                  1,579,764                 272,293(6)
  California                 2                  1,906,833                 186,262(7)
  Pennsylvania               1                  1,358,519                 458,560
  Other                     12                  4,389,105                 547,025(8)
                            --                 ----------                 -------
                Total:      49                $27,249,098               3,694,255
                            ==                ===========               =========

                -------------------



         (1) Reflects 2004 contractual rental income including our share of the rental income payable to our joint ventures and the rental income on our tenancy in common interest, and does not include rent that we would receive if our one vacant property is rented.

         (2) Includes the entire 140,835 rentable square footage of three properties that are owned by a joint venture.

         (3) Includes the entire 142,568 rentable square footage of two properties that are owned by a joint venture.

         (4) Includes the entire 396,000 rentable square footage of one property that is owned by a joint venture.

         (5) Includes the entire 176,660 rentable square footage of two properties that are owned by a joint venture.

         (6) Includes the entire 75,149 rentable square footage of one property that is owned by a joint venture.

         (7) Includes the entire 80,000 rentable square footage of one property that is owned by a joint venture.

         (8) Includes the entire 68,330 rentable square footage of two properties that are owned by a joint venture.

                 At December 31, 2003, we had first mortgages on 27 of the 37 properties we owned as of that date (including our 50% tenancy in common interest and excluding properties owned by our joint ventures). At December 31, 2003, we had $106.1 million principal amount of mortgages outstanding, bearing interest at rates ranging from 5.125% to 8.8%. Substantially all mortgages contain prepayment penalties. The following table sets forth scheduled principal mortgage payments due for our properties as of December 31, 2003 (assuming no payment is made on principal on any outstanding mortgage in advance of its due date):

                                              PRINCIPAL PAYMENTS DUE
         YEAR                                    IN YEAR INDICATED
         ----                                 (Amounts in Thousands)
                                              ----------------------
         2004                                       $  2,070
         2005                                         10,433
         2006                                          7,938
         2007                                          6,171
         2008                                          6,569
         2009 and thereafter                          72,952
                                                    --------
                Total                               $106,133
                                                    ========

Significant Properties
----------------------

       As of December 31, 2003, no property owned by us had a book value equal to or greater than 10% of our total assets. Only the Jupiter, Florida property leased to GE Medical Systems Information Technologies, Inc. ("GE Medical Systems") had revenues in the year ending December 31, 2003 which accounted for more than 10% of our aggregate annual gross revenues. The property accounted for 10.2% of our revenues in the year ended December 31, 2003, contributed 9% to our 2003 contractual rental income and will contribute 7.8% to our 2004 contractual rental income. GE Medical Systems has cancelled its lease effective as of December 20, 2004. Contractual rental income includes rental income from all properties owned 100% by us and our share of the rental income from our joint ventures and the rental income on our tenancy in common interest. Under generally accepted accounting principles gross revenues does not include our share of revenues from our joint ventures. The following sets forth the information concerning the Jupiter, Florida property.

Jupiter, Florida Property
-------------------------

Description of Jupiter, Florida Property
----------------------------------------

       The Jupiter, Florida Property, owned in fee, was constructed in 1990 and acquired by us in December, 2002. It is located at 100 Marquette Drive, Jupiter, Florida. The Jupiter, Florida Property, a 16 acre parcel, is improved with a 188,567 square foot flex building. The property is adequate for its current use and there are no current plans in place for renovation or improvement to the property. However, as described below, GE Medical Systems, the current tenant, has exercised its right to cancel the lease effective December 20, 2004 and upon termination of such lease there may be a need to reconfigure and/or renovate the property for occupancy by other tenants.

Description of Lease
--------------------

       The existing building on the property is occupied by GE Medical Systems under a lease which had an initial term expiring December 20, 2009. However, the tenant has the right under the lease to cancel the lease during the initial term on not less than 12 months notice. The tenant has exercised such right and has cancelled the lease effective December 20, 2004. The lease provides for a base rent of $2,126,093 per annum in 2004. The tenant is responsible to keep the interior of the premises in good condition and repair and the landlord is responsible to keep the structural elements of the building, the mechanical, electrical and plumbing systems, the common areas, the roof, the exterior windows and the elevators in good repair and working order. The tenant utilizes the facility for offices, light manufacturing and storage. We are currently in discussions with GE Medical Systems to lease up to 90,000 square feet of space for a term of up to five years but there is no assurance that a lease will be concluded or if concluded, that it will be on terms favorable to us.

       The tenant is responsible for all real estate taxes and assessments on all or any portion of the property. The realty tax rate for this property is $21.0287 per $1,000 of assessed value and the 2003 annual real estate taxes were $245,844. The tenant is also responsible for maintaining, at its expense, casualty insurance covering the building and in management's judgment the property is adequately protected by insurance.

Mortgage
--------

       No mortgage has been placed on this property and the property is owned free and clear by us.

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

                                 Part II

Item 5. Market for the Registrant's Common Equity and Related
-------------------------------------------------------------
Stockholder Matters
-------------------

       The following table sets forth the high and low prices for our Common Stock as reported by the American Stock Exchange (effective January 15, 2004 our Common Stock was listed on the New York Stock Exchange) and the per share cash distributions paid on our Common Stock during each quarter of the years ended December 31, 2003 and 2002.


                                                        DISTRIBUTIONS
   2003                    HIGH           LOW            PER SHARE
   ----                    ----           ---            ---------
   First Quarter          $17.50         $15.21             $.33
   Second Quarter         $18.75         $16.55             $.33
   Third Quarter          $19.20         $16.90             $.33
   Fourth Quarter         $20.05         $18.25             $.33 *

   2002
   ----
   First Quarter          $17.00         $14.60             $.33
   Second Quarter         $17.50         $14.90             $.33
   Third Quarter          $15.30         $13.50             $.33
   Fourth Quarter         $15.47         $14.30             $.33 *

* A cash distribution of $.33 was paid on the Common Stock on January 1, 2004 and January 2, 2003. For tax purposes, a portion of the distributions paid in January 2004 and January 2003 are considered as being paid in the fourth quarter of 2003 and 2002, respectively.

       The Common Stock traded on the American Stock Exchange, under the symbol OLP, through January 14, 2004. Commencing on January 15, 2004 the Common Stock trades on the New York Stock Exchange. As of March 5, 2004 there were 369 common stockholders of record and we estimate that at such date there were approximately 3,000 beneficial owners of the Common Stock.

       On December 30, 2003, we completed the redemption of all of our outstanding $16.50 convertible preferred stock. Of the 648,058 shares of preferred stock outstanding, 509,185 shares were redeemed for a total consideration of $8,402,000 and 138,873 shares of preferred stock were converted into 114,539 shares of common stock. The conversion ratio was .825 of a share of common for each share of preferred stock converted.

       We qualify as a real estate investment trust for federal income tax purposes. In order to maintain that status, we are required to distribute to our shareholders at least 90% of our annual ordinary taxable income. The amount and timing of future distributions will be at the discretion of the Board of Directors and will depend upon the financial condition, earnings, business plan, cash flow and other factors. We intend to pay cash distributions in an amount at least equal to that necessary for us to maintain our status as a real estate investment trust for federal income tax purposes.

Equity Compensation Plan Information
------------------------------------

         The following table provides information as of December 31, 2003 with respect to shares of Common Stock that may be issued under the One Liberty Properties, Inc. 1996 Stock Option Plan and the One Liberty Properties, Inc. 2003 Incentive Plan:


                                                                                        Number of
                                                                                       Securities
                                                                                        Remaining
                                                                                      Available-for
                                   Number of                                             Future
                                   Securities                                        Issuance Under
                                  to be Issued               Weighted-                   Equity
                                  Upon Exercise               Average                 Compensation
                                 of Outstanding           Exercise Price            Plans (Excluding
                                    Options,              of Outstanding               Securities
                                  Warrants and           Options, Warrants            Reflected in
                                     Rights                 and Rights                  Column(a))
                                     ------                 ----------                  ----------
                                      (a)                       (b)                        (c)

Equity compensation
plans approved by
security holders                     68,688                   $11.95                     248,650

Equity compensation                       -                        -                           -
plans not approved
by security holders                  ------                   ------                     -------

Total                                68,688                   $11.95                     248,650
                                     ======                   ======                     =======

Item 6.  Selected Financial Data

The following table sets forth the selected consolidated statement of operations data for each of the periods indicated, all of which are derived from our audited consolidated financial statements and related notes. The selected financial data for each of the three years in the period ended December 31, 2003 and as of December 31, 2002 and 2003 should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                              As of and for the Year Ended
                                                                                      December 31
                                                                     (Amounts in Thousands, Except Per Share Data)

                                                                 2003       2002        2001       2000      1999
                                                                 ----       ----        ----       ----      ----

OPERATING DATA
--------------
Revenues                                                        $19,796    $15,705     $15,237    $12,669   $10,180
Earnings before equity in earnings of unconsolidated
   joint ventures and gain on sale                                6,100      4,813       4,671      4,142     4,753
Equity in earnings of unconsolidated joint ventures               2,411      1,078          83          -         -
Net gain (loss) on sale of real estate and gain on
   sale of available-for-sale securities                             14        (11)        112      3,790       126
Net income                                                        8,525      5,880       4,866      7,932     4,879
Calculation of net income
   applicable to common stockholders (Note a):
       Net income                                                 8,525      5,880       4,866      7,932     4,879
       Less: dividends and  accretion on preferred stock          1,037      1,037       1,037      1,044     1,247
Net income applicable to common  stockholders                    $7,488     $4,843      $3,829     $6,888   $ 3,632
Weighted average number of common
   shares outstanding:
       Basic                                                      6,329      4,614       3,019      2,993     2,960
       Diluted                                                    6,361      4,644       3,036      3,528     2,963
Net income per common share:
   Basic                                                          $1.18      $1.05       $1.27      $2.30     $1.23
   Diluted                                                        $1.18      $1.04       $1.26      $2.25     $1.23
Cash distributions per share of:
   Common Stock                                                   $1.32      $1.32       $1.20      $1.20     $1.20
   Preferred Stock (Note a)                                       $1.60      $1.60       $1.60      $1.60     $1.60

BALANCE SHEET DATA
------------------
Real estate investments, net                                   $177,316   $140,437    $118,564   $121,620   $70,770
Investment in unconsolidated joint ventures                      24,441     23,453       6,345          -         -
Cash and cash equivalents                                        45,944      2,624       2,285      2,069    11,247
Total assets                                                    259,089    179,609     132,939    128,219    85,949
Mortgages payable                                               106,133     77,367      76,587     64,123    35,735
Line of credit                                                        -     10,000           -     10,000         -
Total liabilities                                               113,120     90,915      78,591     74,843    36,147
Total stockholders' equity                                      145,969     88,694      54,348     53,376    49,802

OTHER DATA
----------
Funds from operations applicable to
   common stockholders (Note b)                                 $11,776     $7,757      $6,303     $5,324    $5,127
Funds from operations per common share:
   Basic                                                          $1.86      $1.68       $2.09      $1.78     $1.73
   Diluted                                                        $1.85      $1.67       $2.08      $1.78     $1.73

Cash flow provided by (used in):
   Operating activities                                         $11,606     $8,344      $6,764     $5,840    $5,826
   Investing activities                                         (18,614)   (48,056)     (5,702)   (39,324)  (10,743)
   Financing activities                                          50,328     40,051        (846)    24,306    (2,926)


       Note a: On December 30, 2003, we completed the redemption of all of our outstanding preferred stock.

       Note b: We consider funds from operations ("FFO") as defined by the National Association of Real Estate Investment Trusts ("NAREIT") to be an appropriate, but limited, supplemental disclosure of operating performance for an equity REIT. FFO does not represent cash generated from operations as defined by GAAP and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating our performance or to cash flows as a measure of liquidity.

       NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization (including amortization of deferred leasing costs, but excluding amortization of financing costs) and after adjustments for unconsolidated partnerships and joint ventures. Effective January 1, 2000, NAREIT clarified the definition of FFO to include non-recurring events except those that are defined as "extraordinary items" under GAAP.

       The table below provides a reconciliation of net income in accordance with GAAP to FFO, as calculated under the current NAREIT definition of FFO, for each of the years in the five year period ended December 31, 2003.



                                                               2003        2002       2001        2000      1999
                                                               ----        ----       ----        ----      ----

Net income                                                   $  8,525      $5,880    $ 4,866     $ 7,932   $ 4,879
Add: depreciation of properties                                 3,473       2,617      2,584       2,113     1,478
Add: our share of depreciation in unconsolidated
   joint ventures                                                 790         268         16           -         -
Add: amortization of deferred leasing costs                        39           -          -           -         -
Add: provision for valuation adjustment of real estate              -           -          -         125         -
Deduct: (gain) loss on sale of real estate                        (14)         29       (126)     (3,802)      (62)
Deduct: preferred distributions                                (1,037)     (1,037)    (1,037)     (1,044)   (1,168)
                                                               -------     -------    -------     -------   -------

Funds from operations applicable to common stockholders       $11,776      $7,757    $ 6,303     $ 5,324   $ 5,127
                                                              =======      ======    =======     =======   =======


Item 7. Management's Discussion And Analysis Of Financial Condition And Results
-------------------------------------------------------------------------------
Of Operations.
--------------

General
-------

       We are a self-administered REIT and we primarily own real estate that we net lease to tenants. As of December 31, 2003, we owned 36 properties, participated in four joint ventures that owned a total of 12 properties and held a 50% tenancy in common interest in one property. These 49 properties are located in 17 states.

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

       Our rental properties are generally leased to corporate tenants under operating leases, substantially all of which are noncancellable. Substantially all of our lease agreements are net lease arrangements that require the tenant to pay not only rent, but also substantially all of the operating expenses of the leased property including maintenance, taxes, utilities and insurance. A majority of our lease agreements provide for periodic rental increases and certain of our other leases provide for increases based on the consumer price index.

       During the year ended December 31, 2003, we purchased five single tenant properties (including our purchase of one tenancy in common interest) in five states, for a total consideration of $35,389,000. We assumed pre-existing first mortgages aggregating $15,121,000 on three of these properties. An aggregate of $16,500,000 of first mortgage financing was completed with respect to the other two acquisitions, one of which represents a $14,000,000 mortgage loan secured by the property owned by us and another investor as tenants in common.

       We are a venturer in two joint ventures organized for the purpose of acquiring and owning megaplex stadium-style movie theaters. We own a 50% equity interest in each of these ventures with the same co-venturer. These joint ventures have acquired one partial stadium-style theater, one stadium-style theater under construction, and eight megaplex stadium-style movie theaters for a total consideration of approximately $100 million. Our equity investment in these ventures at December 31, 2003 was $21.2 million, net of distributions from the joint ventures.

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

       At December 31, 2003, excluding mortgages payable of our unconsolidated joint ventures, we had 27 outstanding mortgages payable, aggregating $106.1 million in principal amount, all of which are secured by first liens on individual real estate investments with an aggregate carrying value of approximately $158 million before accumulated depreciation. The mortgages bear interest at fixed rates ranging from 5.125% to 8.8%, and mature between 2005 and 2023.

Results of Operations
---------------------

Outlook
-------

       In May, 2002 and in October and November 2003 we completed two public offerings resulting in net proceeds to us of approximately $35 million and $64.5 million, respectively. A major portion of the net proceeds from the May 2002 offering was applied to acquire, both directly by us and through joint ventures, five properties. These acquisitions contributed to a 29.6% increase in rental income and a 45% increase in net income in fiscal 2003. Through December 31, 2003 we had used $22.4 million of the net proceeds from the 2003 offering ($8.4 million to redeem our preferred stock and $14 million to pay down our credit line) and at December 31, 2003 we had approximately $46 million of cash and cash equivalents available plus $30 million available under our credit line. In 2004, we anticipate that we will use our available cash and our credit line to acquire additional properties, either directly or through joint ventures. As a result, we will own more properties and unless we experience an unusual number of lease terminations and/or cancellations in 2004 (taking into consideration the lease expirations and terminations that we know will occur in 2004, and without giving effect to any re-letting of such properties), we anticipate that our revenues and possibly our net income will increase in 2004 and 2005.

Comparison of Years Ended December 31, 2003 and December 31, 2002.
------------------------------------------------------------------

Revenues
--------

       Our revenues consist primarily of rental income from tenants in our rental properties. Rental income increased by $4.4 million, or 29.6%, to $19.3 million for the year ended December 31, 2003 from $14.9 million for the year ended December 31, 2002. The increase in rental income is due to $4.6 million of rental income earned on eight properties acquired by us between September 2002 and September 2003, offset to the extent of $124,000 due to the vacancy of one of our retail properties.

       Interest and other income decreased by $314,000, or 38%, to $512,000 for the year ended December 31, 2003 from $826,000 for the year ended December 31, 2002. The primary reason for the decrease was the receipt in the year ended December 31, 2002 of non-recurring net acquisition fees from our movie theater joint ventures of $268,000, compared to $5,000 of such fees in the year ended December 31, 2003, and the receipt in 2002 of other non-recurring income of $73,000. We also experienced a $106,000 decrease in interest income in the year ended December 31, 2003 due to the investment in cash equivalents and treasury bills of the balance of the net proceeds received from our May 2002 public offering, a significant portion of which was utilized for property acquisitions by December 31, 2002. The net proceeds from our October 2003 public offering were invested for the two months remaining in fiscal 2003. Offsetting these decreases in interest and other income was a $125,000 increase in the year ended December 31, 2003 in interest earned on short-term mortgages receivable which were acquired or originated by us to facilitate acquisitions.

       Our equity in earnings of unconsolidated joint ventures increased by $1.3 million, or 124%, to $2.4 million for the year ended December 31, 2003 from $1.1 million for the year ended December 31, 2002. The increase is due to the purchase of nine movie theaters by our two movie theater joint ventures at various times between April 2002 and July 2003 and our purchase of an additional 25% interest in one of the movie theater joint ventures on October 3, 2003. The increase is also due to the purchase of a retail property by another joint venture in December 2002.

Expenses
--------

       Depreciation and amortization expense increased by $856,000, or 32.7% to $3.5 million for the year ended December 31, 2003 from $2.6 million for the year ended December 31, 2002. The increase in depreciation and amortization expense was primarily due to the acquisition of eight properties between September 2002 and September 2003.

       Interest on mortgages payable increased by $642,000, or 10.4%, to $6.8 million for the year ended December 31, 2003 from $6.2 million for the year ended December 31, 2002 as a result of increased borrowings related to property acquisitions. This increase resulted from mortgages placed on three properties in December 2002 and October 2003, the assumption of mortgages in connection with the purchase of three properties between February 2003 and September 2003 and the refinancing of one property.

       Interest-line of credit increased by $489,000 to $564,000 for the year ended December 31, 2003 from $75,000 for the year ended December 31, 2002. This increase resulted from increased borrowings under our line of credit to facilitate the purchase of several properties. The borrowings were repaid with the proceeds of two mortgage financings and with a portion of the proceeds received from our public offering in October 2003.

       General and administrative expenses increased $528,000, or 31.5%, to $2.2 million for the year ended December 31, 2003 from $1.7 million for the year ended December 31, 2002. This increase was primarily due to a $311,000 increase in payroll and payroll expenses in the year ended December 31, 2003, including an increase of approximately $219,000 for executive and support personnel, primarily for legal and accounting services, allocated to us pursuant to a Shared Services Agreement between us and related entities. This increase in the allocated payroll expenses resulted from a significant increase in our level of business activity, primarily property acquisitions, the negotiation and consummation of a revolving credit facility, mortgage refinancings, lease negotiations and corporate governance matters. General and administrative expenses in 2003 also reflects an increase in direct payroll expenses resulting from a $25,000 increase in the annual base salary and a $25,000 bonus to our president and chief executive officer. Also included in the year ended December 31, 2003 is compensation expense of $41,000 relating to the issuance of restricted stock. The general and administrative expenses for the year ended December 31, 2002 is net of a $75,000 partial reimbursement from one of our movie theater joint ventures for legal services allocated to us under the Shared Services Agreement relating to movie theater acquisitions and mortgage financing. The balance of the increase in general and administrative expenses for the year ended December 31, 2003 is due to an increase in a number of items including professional fees of approximately $62,000 and travel expenses of approximately $29,000, a major portion of which is related to our property acquisition activities.

       In October and November, 2003, we sold 3.7 million shares of our common stock (including 487,500 shares subject to the underwriters' over-allotment option) in a public offering in which we raised approximately $64.5 million. Allocated payroll and payroll related expenses of $69,000 (primarily for legal and accounting services resulting from time expended by various executive and administrative personnel in connection with the preparation and filing of a shelf registration statement on Form S-3 on September 12, 2003, declared effective by the SEC on October 2, 2003, and the related prospectus supplement) have been included in "Public Offering Expenses" for the year ended December 31, 2003. In the year ended December 31, 2002, $125,000 of public offering expenses were allocated to us in connection with an offering consummated in May 2002 pursuant to which we raised approximately $35 million.

       Real estate expenses increased by $369,000, or 212%, to $543,000 for the year ended December 31, 2003 from $174,000 for the year ended December 31, 2002. This increase was primarily due to legal fees relating to properties, as well as utilities and real estate tax expense on our vacant property. Additionally, 2003 includes the amortization of a commission relating to a renegotiated lease, non-recurring landlord repairs and an increase in insurance expense.

Comparison of Years Ended December 31, 2002 and December 31, 2001.
------------------------------------------------------------------

Revenues
--------

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

       Our equity in the earnings of unconsolidated joint ventures, totaling $1,078,000 in 2002 ($83,000 in 2001), more than exceeded the $174,000 decrease in rental revenues in 2002. Our equity in earnings of unconsolidated joint ventures consists of $980,000 in 2002 from the nine movie theater properties owned by our two movie theater joint ventures during 2002. In 2002 our movie theater joint ventures owned one movie theater for the entire year, with the other eight theaters being acquired at various times between April 2002 and December 2002. In 2001 our movie theater joint ventures owned one theater for less than two full months. In 2002 we also recognized $133,000 as our equity share in the earnings of the joint venture organized in February 2002 that owns an industrial building in Miami, Florida. The other joint venture we participate in was organized in December 2002 and recorded a loss of $35,000 in 2002 due to costs incurred in organizing the venture.

       We will continue to acquire, solely for our own account, improved commercial properties in accordance with our business and investment strategies. We may from time to time acquire properties with joint venture partners.

Expenses
--------

       Interest-mortgages payable increased by $165,000, or 2.7%, to $6.2 million for the year ended December 31, 2002 from $6 million for the year ended December 31, 2001. This increase resulted from mortgages placed on two properties during March and April 2001, and was offset in part by the payoff of two mortgage loans (totaling $1.3 million) during June 2002.

       Interest-line of credit decreased by $263,000, or 77.8%, to $75,000 for the year ended December 31, 2002 from $338,000 for the year ended December 31, 2001. This decrease resulted from our repayment of all of the outstanding indebtedness under our line of credit during 2001. We subsequently borrowed $6 million under our line of credit during May 2002, which was used for our contribution to one of our joint ventures for the purchase of two movie theaters. The borrowing was repaid with a portion of the proceeds received from our public offering completed in May 2002. We subsequently borrowed $10 million under our line of credit during December 2002, which was used to purchase a property.

       Leasehold rent expense decreased by $265,000, or 91.7%, to $24,000 for the year ended December 31, 2002 from $289,000 for the year ended December 31, 2001. This rent expense was payable on the leasehold interest position that we contributed during February 2002 to a joint venture in which we hold an approximately 36% interest. Therefore, effective February 2002, we no longer paid leasehold rent.

       General and administrative expenses increased $539,000, or 47.4%, to $1.68 million for the year ended December 31, 2002 from $1.14 million for the year ended December 31, 2001. This increase was primarily due to a $368,000 increase in payroll and payroll expenses, including approximately $242,000 for executive and support personnel, primarily for legal and accounting services allocated to us pursuant to a Shared Services Agreement between us and related entities. The increase in the allocated payroll expenses resulted from an increase in our level of business activity, primarily property acquisition activity. The increase in payroll expenses is also due to compensation and fees approved by our compensation committee and board of directors and recorded during the year ended December 31, 2002 as follows: an increase of $50,000 in the base salary and a bonus of $50,000 to our president and chief executive officer and a fee of $50,000 per annum to the chairman of our board of directors. The balance of the increase in general and administrative expenses is due to a number of items including public company expenses, professional fees, travel, franchise taxes and minor increases in several other categories of general and administrative expenses. These increases were offset in part by the receipt by us of $75,000 from one of our movie theater joint ventures as partial reimbursement of legal services allocated to us under the Shared Services Agreement, for movie theater acquisitions and mortgage financing.

       On May 30, 2002, we sold 2.5 million shares of Common Stock in a follow-on public offering. Allocated payroll and payroll related expenses, primarily for legal and accounting services resulting from time expended by various executive and administrative personnel in connection with the preparation and filing of a Registration Statement declared effective by the SEC on May 24, 2002, have been included in the line item "Public Offering Expenses" for the year ended December 31, 2002. These expenses were allocated pursuant to the Shared Services Agreement.

       Real estate expenses decreased by $7,000, or 3.9%, to $174,000 for the year ended December 31, 2002 from $181,000 for the year ended December 31, 2001. This decrease was primarily due to the write off of a leasing commission and non-recurring landlord repairs during 2001.


Liquidity and Capital Resources
-------------------------------

       We had cash and cash equivalents of $45.9 million at December 31, 2003, substantially all of which represents the balance of the proceeds received by us from a public offering completed in October and November 2003. Our primary sources of liquidity are cash and cash equivalents, our revolving credit facility and cash generated from operating activities including mortgage financings. We are a party to a credit agreement with Valley National Bank, Merchants Bank Division and Bank Leumi, USA which provides for a $30 million revolving credit facility. The credit facility is available to us to pay down existing mortgages, to fund the acquisition of additional properties or to invest in joint ventures. The facility matures on March 21, 2005. Borrowings under the facility bear interest at the bank's prime rate, currently 4%, and there is an unused facility fee of one-quarter of 1% per annum. Net proceeds received from the sale or refinancing of properties are required to be used to repay amounts outstanding under the facility if proceeds from the facility were used to purchase or refinance the property. The facility is guaranteed by our subsidiaries that own unencumbered properties and is secured by the outstanding stock of subsidiary entities. There is currently zero outstanding under the facility.

       We, on our own behalf and on behalf of our joint ventures, are involved in various stages of negotiation with respect to the acquisition of additional net leased properties. We will use the balance of the proceeds from our recently completed public offering, cash provided from operations, cash provided from mortgage financings and our credit facility to fund additional acquisitions.

       The following sets forth our contractual cash obligations as of December 31, 2003, all of which relate to interest and amortization payments and balances due at maturity under outstanding mortgages secured by our properties, for the periods indicated (amounts in thousands):


                                                                  Payment due by period

                                                       Less than           1-3            4-5          More than
Contractual Obligations                  Total          1 Year            Years          Years          5 Years
-----------------------                  -----          ------            -----          -----          -------

Mortgages payable -
  interest and amortization             $ 90,810        $9,476           $18,160        $16,614         $46,560

Mortgages payable -
  balances due at maturity                73,063             -            13,988          7,982          51,093
                                         -------       -------           -------        -------         -------
Total                                   $163,873        $9,476           $32,148        $24,596         $97,653
                                        ========       =======           =======        =======         =======


       As of December 31, 2003, we had outstanding approximately $106.1 million in long-term mortgage indebtedness (excluding mortgage indebtedness of our unconsolidated joint ventures), all of which is non-recourse (subject to standard carve-outs). We expect that debt service payments of approximately $27.6 million due in the next three years will be paid primarily from cash generated from our operations. We anticipate that loan maturities of approximately $14 million due in the next three years will be paid primarily from mortgage financings or refinancings. If we are not successful in refinancing our existing indebtedness or financing our unencumbered properties, our cash flow will not be sufficient to repay all maturing debt when payments become due, and we may be forced to sell additional equity or dispose of properties on disadvantageous terms.

       We had no outstanding contingent commitments, such as guarantees of indebtedness, or any other contractual cash obligations at December 31, 2003.

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

Off-Balance Sheet Arrangements
------------------------------

       We do not have any off-balance sheet arrangements.

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

Revenues
--------

       Our revenues, which are substantially derived from rental income, include rental income that our tenants pay in accordance with the terms of their respective leases reported on a straight line basis over the initial term of each lease. Since many of our leases provide for rental increases at specified intervals, straight line basis accounting requires us to record as an asset and include in revenues, unbilled rent receivables which we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Accordingly, our management must determine, in its judgment, that the unbilled rent receivable applicable to each specific tenant is collectible. We review unbilled rent receivables on a quarterly basis and take into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant is engaged and economic conditions in the area in which the property is located. In the event that the collectability of an unbilled rent receivable is in doubt, we would be required to take a reserve against the receivable or a direct write off of the receivable, which would have an adverse affect on net income for the year in which the reserve or direct write off is taken and would decrease total assets and stockholders' equity. At December 31, 2003, management has not taken a reserve or direct write off against the unbilled rent receivable of $4.26 million. However, at December 31, 2003, one of the movie theater joint ventures, of which we are a 50% venturer, took a reserve of $374,000 against its total unbilled rent receivable of $748,000 related to two movie theaters leased to operators under common control.

Value of Real Estate Portfolio
------------------------------

       We review our real estate portfolio on a quarterly basis to ascertain if there has been any impairment in the value of any of our real estate assets in order to determine if there is any need for a provision for valuation adjustment. In reviewing the portfolio, we examine the type of asset, its location, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports. We also ascertain appropriate capitalization rates for the real estate asset in the area in which the property is located and apply such capitalization rate to the net operating income derived from that asset. We do not obtain any independent appraisals in determining value but rely on our own analysis and valuations. Any provision taken with respect to any part of our real estate portfolio will reduce our net income and reduce assets and stockholders' equity to the extent of the amount of the valuation allowance, but it will not affect our cash flow until such time as the property is sold. There were no valuation adjustments recorded in 2003.

        The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and other value of in-place leases based in each case on their fair values. The fair value of the tangible assets of an acquired property (which includes land and building) is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land and building based on management's determination of relative fair values of these assets. The allocation made by management may have a positive or negative effect on net income and may have an effect on the assets and liabilities on the balance sheet. In fiscal 2003 the effect on the financial statements was not material.

Item 7A.     Qualitative and Quantitative Disclosures About Market Risk
             ----------------------------------------------------------
All of our long-term mortgage debt bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that the Company incurs under these mortgages. The Company's credit line is a variable rate facility which is sensitive to interest rates. However, at December 31, 2003, no amounts were outstanding under the facility.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------
   This information appears in Item 15(a) of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting
        -----------------------------------------------------------
        and Financial Disclosure
        ------------------------
    None.

Item 9A.  Controls and Procedures
          -----------------------

   As required under Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2003 are effective.

   There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of the fiscal year ended December 31, 2003 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

We have a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. You can find our Code of Business Conduct and Ethics on our website by going to the following address: www.onelibertyproperties.com. We will post any amendments to the Business Code of Conduct and Ethics as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or The New York Stock Exchange, on our website.

Our Board of Directors has adopted Corporate Governance Guidelines and Charters for the Audit, Compensation and Nominating and Corporate Governance Committees of the Board of Directors. You can find these documents on our website by going to the following address: www.onelibertyproperties.com.

You can also obtain a printed copy of any of the materials referred to above by contacting us at the following address: One Liberty Properties, Inc., 60 Cutter Mill Road, Great Neck, New York 11021, Attention: Secretary. Telephone number (1-800-450-5816).

The Audit Committee of our Board of Directors is an "Audit Committee" for the purposes of Section 3(a) (58) of the Securities Exchange Act of 1934. The members of that Committee are: Charles Biederman, Chairman, Joseph A. Amato and James J. Burns.

Apart from certain information concerning our Executive Officers which is set forth in Part I of this Report, the other information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2004 Annual Meeting including the information set forth under the captions "Election of Directors", Section 16(a) Beneficial Ownership Reporting Compliance and Governance of the Company - "Audit Committee".

Item 11.  Executive Compensation
          ----------------------

         The information concerning our executive compensation required by Item 11 shall be included in the Proxy Statement to be filed relating to our 2004 Annual Meeting of Stockholders and is incorporated herein by reference, including the information set forth under the caption "Executive Compensation".

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

         The information concerning our beneficial owners required by Item 12 shall be included in the Proxy Statement to be filed relating to our 2004 Annual Meeting of Stockholders and is incorporated herein by reference, including the information set forth under the caption "Share Ownership of Certain Beneficial Owners, Directors and Officers".

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

         The information concerning relationships and certain transactions required by Item 13 shall be included in the Proxy Statement to be filed relating to our 2004 Annual Meeting of Stockholders and is incorporated herein by reference, including the information set forth under the caption "Certain Relationships and Related Transactions".

Item 14. Principal Accounting Fees and Services
         --------------------------------------

         The information concerning our principal accounting fees required by
Item 14 shall be included in the Proxy Statement to be filed relating to our 2004 Annual Meeting of Stockholders and is incorporated herein by reference, including the information set forth under the caption "Independent Auditors".

                                 PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------


(a) Documents filed as part of this Report:

 (1) The following financial statements of the Company are included in this Report on Form 10-K:


                                                             Page
                                                             ----
     - Report of Independent Auditors                         F-1
     - Statements:
        Consolidated Balance Sheets                           F-2
        Consolidated Statements of Income                     F-3
        Consolidated Statements of Stockholders' Equity       F-4
        Consolidated Statements of Cash Flows                 F-5
        Notes to Consolidated Financial Statements            F-6 through F-21

 (2) Financial Statement Schedules:
     - Schedule III-Real Estate
        and Accumulated Depreciation                          F-22 through F-23

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(3)  Exhibits
     --------

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

3.4 By-Laws of the Company, as amended, filed as an Exhibit to the Company's Form 8-K dated September 3, 1998, which Exhibit is incorporated herein by reference.

4.1 One Liberty Properties, Inc. 1996 Stock Option Plan, filed as an Exhibit to the Company's Registration Statement on Form S-2, Registration No. 333-86850, declared effective on May 24, 2002, which Exhibit is incorporated herein by reference.

4.2 One Liberty Properties, Inc. 2003 Incentive Plan, filed as an Exhibit to the Company's Registration Statement on Form S-8, Registration No. 333-107038, effective July 11, 2003, which Exhibit is incorporated herein by reference.

4.3 Form of Common Stock Certificate, filed as an Exhibit to the Company's Registration Statement on Form S-2, Registration No. 333-86850, declared effective on May 24, 2002, which Exhibit is incorporated herein by reference.

10.1 Credit Agreement with Valley National Bank, Merchants Bank Division and Bank Leumi USA dated March 21, 2003, filed as an Exhibit to the Company's Form 8-K dated March 24, 2003 (amended by Form 8-K/A dated March 26, 2003), which Exhibit is incorporated herein by reference.

10.2 Shared Services Agreement by and among the Company, Gould Investors L.P., BRT Realty Trust, Majestic Property Management Corp., Majestic Property Affiliates, Inc. and REIT Management Corp., filed as Exhibit 15 to the Company's Form 10-K from the year ended December 31, 2002, which Exhibit is incorporated herein by reference.

10.3 Lease Agreement between Marquette Realty Partners LLC and GE Medical Systems Information Technologies, Inc., assigned by Marquette Realty Partners LLC to OLP Lake Worth LLC, filed as an exhibit to the Company's Form 8-K dated December 23, 2002 (amended by Form 8-K/A dated January 16, 2003), which Exhibit is incorporated herein by reference.

21.1     Subsidiaries of Registrant (filed herewith)

23.1     Consent of Ernst & Young LLP (filed herewith).

31.1     Certification of President and Chief Executive Officer(filed herewith).

31.2 Certification of Senior Vice President and Chief Financial Officer (filed herewith).

32.1     Certification of President and Chief Executive Officer(filed herewith).

32.2 Certification of Senior Vice President and Chief Financial Officer (filed herewith).

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the last quarter of the 2003 fiscal year:

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

A Form 8-K was filed on November 12, 2003 which attached the press release issued on November 11, 2003 disclosing information regarding the results of operations for the nine and three months ended September 30, 2003 and financial condition at September 30, 2003.

A Form 8-K was filed on November 21, 2003 to report a correction and restatement to a press release issued on November 19, 2003 with respect to the redemption by the Company of its preferred stock.

A Form 8-K was filed on January 6, 2004 to a) report the redemption of all of the Company's outstanding shares of preferred stock and b) to announce that the Company had applied for listing of its common stock on the New York Stock Exchange.

                                Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                        ONE LIBERTY PROPERTIES, INC.


Dated:  March 11, 2004
                         By:s/Jeffrey Fishman
                         --------------------
                         Jeffrey Fishman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

     Signature                      Title                          Date
     ---------                      -----                          ----

s/Fredric H. Gould
------------------
Fredric H. Gould                Chairman of the              March 11, 2004
                                Board of Directors

s/Jeffrey Fishman
-----------------
Jeffrey Fishman                 President and
                                Chief Executive Officer      March 11, 2004

s/Joseph A. Amato
-----------------
Joseph A. Amato                 Director                     March 11, 2004

s/Charles Biederman
-------------------
Charles Biederman               Director                     March 11, 2004

s/James J. Burns
----------------
James J. Burns                  Director                     March 11, 2004

s/Jeffrey A. Gould
------------------
Jeffrey A. Gould                Director                     March 11, 2004

s/Matthew J. Gould
------------------
Matthew J. Gould                Director                     March 11, 2004

s/Arthur Hurand
---------------
Arthur Hurand                   Director                     March 11, 2004

s/Marshall Rose
---------------
Marshall Rose                   Director                     March 11, 2004

s/Patrick Callan Jr.
--------------------
Patrick Callan Jr.              Director                     March 11, 2004

s/David W. Kalish
-----------------
David W. Kalish                 Senior Vice President and
                                Chief Financial Officer      March 11, 2004

                                   Exhibit 21.1

                            SUBSIDIARIES OF THE COMPANY

    Company                                           State of Organization
    -------                                           ---------------------

OLP Action, Inc.                                              Michigan
OLP Iowa, Inc.                                                Delaware
OLP Texas, Inc.                                               Texas
OLP-TSA Georgia, Inc.                                         Georgia
OLP Dixie Drive Houston, Inc.                                 Texas
OLP Greenwood Village, Colorado, Inc.                         Colorado
OLP Ft. Myers, Inc.                                           Florida
OLP Rabro Drive Corp.                                         New York
OLP Chattanooga, Inc.                                         Tennessee
OLP Columbus, Inc.                                            Ohio
OLP Mesquite, Inc.                                            Texas
OLP South Highway Houston, Inc.                               Texas
OLP Selden, Inc.                                              New York
OLP Palm Beach, Inc.                                          Florida
OLP New Hyde Park, Inc.                                       New York
OLP Champaign, Inc.                                           Illinois
OLP Batavia, Inc.                                             New York
OLP Hanover PA, Inc.                                          Pennsylvania
OLP Grand Rapids, Inc.                                        Michigan
OLP El Paso, Inc.                                             Texas
OLP Plano, Inc.                                               Texas
OLP Hamilton, Inc.                                            New York
OLP Hauppauge, LLC                                            New York
OLP Ronkonkoma, LLC                                           New York
OLP Plano 1, L.P.                                             Texas
OLP El Paso 1, L.P.                                           Texas
OLP Plano, LLC                                                Delaware
OLP El Paso 1, LLC                                            Delaware
OLP Hanover 1, LLC                                            Pennsylvania
OLP Theaters, LLC                                             Delaware
OLP Movies, LLC                                               Delaware
OLP Tucker, LLC                                               Georgia
OLP Lake Charles, LLC                                         Louisiana
OLP Lake Worth, LLC                                           Florida
OLP Marcus Drive, LLC                                         New York
OLP Sommerville, LLC                                          Massachusetts
OLP Newark, LLC                                               Delaware
OLP Texas, LLC                                                Delaware
OLP GP Inc.                                                   Texas
OLP Texas 1, L.P.                                             Texas
OLP Los Angeles, Inc.                                         California

                                       Exhibit 23.1

                              CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 333-101681) pertaining to the 1996 Stock Option Plan of One Liberty Properties, Inc.; and (Form S-8, No. 333-104461) pertaining to the 2003 Incentive Plan of One Liberty Properties, Inc.; and (Form S-3 No. 333-108765) of One Liberty Properties, Inc. and in the related Prospectus of our report dated March 2, 2004, with respect to the consolidated financial statements and schedule of One Liberty Properties, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2003.


                                               /s/ Ernst & Young LLP
                                               ---------------------
                                                   Ernst & Young LLP


New York, New York
March 11, 2004

                                  Exhibit 31.1

   CERTIFICATION

   I, Jeffrey Fishman, President and Chief Executive Officer of One Liberty Properties, Inc., certify that:

1. I have reviewed this Annual Report on Form 10-K for the fiscal year ended December 31, 2003 of One Liberty Properties, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15 (e)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:   March 11, 2004

                                        S/Jeffrey Fishman
                                        -----------------
                                        President and Chief Executive Officer

                                    Exhibit 31.2

   CERTIFICATION

   I, David W. Kalish, Senior Vice President and Chief Financial Officer of One Liberty Properties, Inc., certify that:

1. I have reviewed this Annual Report on Form 10-K for the fiscal year ended December 31, 2003 of One Liberty Properties, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15 (e)) for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:   March 11, 2004

                                               S/David W. Kalish
                                               -----------------
                                               Senior Vice President and
                                               Chief Financial Officer

                     EXHIBIT 32.1

CERTIFICATION OF PRESIDENT AND PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350
(SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, Jeffrey Fishman, President and Chief Executive Officer of One Liberty Properties, Inc., (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Annual Report on Form 10-K for the year ended December 31, 2003 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report").

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   March 11, 2004         s/ Jeffrey Fishman
                               -------------------------------------
                               Jeffrey Fishman
                               President and Chief Executive Officer

                          EXHIBIT 32.2

CERTIFICATION OF SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350
(SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, David W. Kalish, Senior Vice President and Chief Financial Officer of One Liberty Properties, Inc., (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Annual Report on Form 10-K for the year ended December 31, 2003 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report").

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   March 11, 2004            /s/ David W. Kalish
                                  ------------------------------------
                                  David W. Kalish
                                  Senior Vice President and Chief
                                  Financial Officer

                          ONE LIBERTY PROPERTIES, INC.
                                and SUBSIDIARIES

                        Consolidated Financial Statements

                                December 31, 2003

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of One Liberty Properties, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of One Liberty Properties, Inc. and Subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of One Liberty Properties, Inc. and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                           /s/ Ernst & Young LLP



New York, New York
March 2, 2004


                                             ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                                                      Consolidated Balance Sheets
                                             (Amounts in Thousands, Except Per Share Data)

                                                                ASSETS
                                                                                                      December 31,
                                                                                                      ------------
                                                                                               2003                 2002
                                                                                               ----                 ----

Real estate investments, at cost (Notes 3 and 5)
     Land                                                                                    $ 37,880             $ 30,847
     Buildings and improvements                                                               153,591              120,447
                                                                                             --------             --------
                                                                                              191,471              151,294
     Less accumulated depreciation                                                             14,155               10,857
                                                                                             --------             --------
                                                                                              177,316              140,437

Investment in unconsolidated joint ventures (Note 4)                                           24,441               23,453

Mortgages receivable (including $6,260 from an affiliated
     joint venture in 2002)                                                                         -                6,516
Cash and cash equivalents                                                                      45,944                2,624
Unbilled rent receivable (Note 3)                                                               4,264                3,207
Rent, interest, deposits and other receivables                                                  3,323                1,471
Notes receivable - officer (Note 8)                                                                 -                  166
Investment in BRT Realty Trust (related party) (Note 2)                                           867                  398
Deferred financing costs                                                                        1,962                1,072
Other (including available-for-sale securities
     of $146 and $94) (Note 2)                                                                    972                  265
                                                                                            ---------            ---------
                                                                                            $ 259,089            $ 179,609
                                                                                            =========            =========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Mortgages payable (Note 5)                                                             $ 106,133            $  77,367
     Line of credit (Note 5)                                                                        -               10,000
     Dividends payable                                                                          3,400                2,116
     Accrued expenses and other liabilities
                                                                                                3,587                1,432
                                                                                            ---------            ---------
         Total liabilities                                                                    113,120               90,915
                                                                                            ---------            ---------

Commitments and contingencies (Note 11)                                                             -                    -

Stockholders' equity (Notes 6, 7, 9 and 10):
     Redeemable Convertible Preferred Stock,
         $1 par value; $1.60 cumulative annual dividend;
         2,300 shares authorized; 648 shares issued and outstanding
         in 2002; liquidation and redemption values of $16.50                                       -               10,693
     Common Stock, $1 par value; 25,000 shares authorized;
         9,605 and 5,626 shares issued and outstanding                                          9,605                5,626
     Paid-in capital                                                                          130,863               65,646
     Accumulated other comprehensive income - net unrealized
         gain on available-for-sale securities (Note 2)                                           823                  312
     Unearned compensation                                                                       (447)                   -
     Accumulated undistributed net income                                                       5,125                6,417
                                                                                            ---------            ---------
           Total stockholders' equity                                                         145,969               88,694
                                                                                            ---------            ---------
                                                                                            $ 259,089            $ 179,609
                                                                                            =========            =========

                          See accompanying notes.


                                             ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                                                   Consolidated Statements of Income
                                             (Amounts in Thousands, Except Per Share Data)

                                                                                           Year Ended December 31,
                                                                                 ---------------------------------------
                                                                                 2003             2002              2001
                                                                                 ----             ----              ----

Revenues:
     Rental income (Note 3)                                                    $ 19,284          $ 14,879         $ 15,053
     Interest and other income (including $194 and $231
         in 2003 and 2002 from an affiliated joint venture)                         512               826              184
                                                                               --------          --------         --------
                                                                                 19,796            15,705           15,237
                                                                               --------          --------         --------
Expenses:
     Depreciation and amortization                                                3,473             2,617            2,585
     Interest - mortgages payable (Note 5)                                        6,844             6,202            6,037
     Interest - line of credit (Note 5)                                             564                75              338
     Leasehold rent                                                                   -                24              289
     General and administrative (Note 8)                                          2,203             1,675            1,136
     Public offering expenses (Notes 7 and 8)                                        69               125                -
     Real estate expenses                                                           543               174              181
                                                                               --------          --------         --------
                                                                                 13,696            10,892           10,566
                                                                               --------          --------         --------
Earnings before equity in earnings of unconsolidated
     joint ventures and gain (loss) on sale                                       6,100             4,813            4,671

Equity in earnings of unconsolidated joint ventures                               2,411             1,078               83
Gain (loss) on sale of real estate (Note 3)                                          14               (29)             126
Gain (loss) on sale of available-for-sale securities                                  -                18              (14)
                                                                               --------          --------         ---------

Net income                                                                     $  8,525          $  5,880          $  4,866
                                                                               ========          ========          ========

Calculation of net income applicable to common stockholders:
Net income                                                                     $  8,525          $  5,880          $  4,866
Less dividends on preferred stock                                                 1,037             1,037             1,037
                                                                               --------         ---------          --------
Net income applicable to common stockholders                                   $  7,488         $   4,843          $  3,829
                                                                               ========         =========          ========
Weighted average number of common
     shares outstanding:
         Basic                                                                    6,329             4,614            3,019
                                                                                  =====             =====            =====
         Diluted                                                                  6,361             4,644            3,036
                                                                                  =====             =====            =====

Net income per common share (Notes 2 and 9):
         Basic                                                                 $   1.18          $   1.05         $   1.27
                                                                               ========          ========         ========
         Diluted                                                               $   1.18          $   1.04         $   1.26
                                                                               ========          ========         ========

Cash distributions per share:
         Common Stock                                                          $   1.32          $   1.32         $   1.20
                                                                               ========          ========         ========
         Preferred Stock                                                       $   1.60          $   1.60         $   1.60
                                                                               ========          ========         ========

                           See accompanying notes.



                                             ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                                            Consolidated Statements of Stockholders' Equity
                                              For the Three Years Ended December 31, 2003
                                             (Amounts in Thousands, Except Per Share Data)

                                                                                  Accum-
                                                                                  ulated                  Accum-
                                                                                   Other                  ulated
                                                                                  Compre-    Unearned     Undis-
                                             Preferred    Common      Paid-in     hensive     Compen-    tributed
                                               Stock       Stock      Capital     Income      sation    Net Income     Total
                                               -----       -----      -------     ------      ------    ----------     -----



Balances, December 31, 2000                   $10,693    $ 3,010      $31,650     $    76   $     -      $ 7,947      $53,376

Distributions - Common Stock
   ($1.20 per share)                                -          -            -           -         -       (3,632)      (3,632)
Distributions - Preferred Stock
   ($1.60 per share)                                -          -            -           -         -       (1,037)      (1,037)
Exercise of options                                 -         33          368           -         -            -          401
Shares issued through dividend
   reinvestment plan                                -         15          174           -         -            -          189
Net income                                          -          -            -           -         -        4,866        4,866
       Other comprehensive income -
       net unrealized gain on available-
       for-sale securities (Note 2)                 -          -            -         185         -            -          185
                                                                                                                      -------
Comprehensive income                                -          -            -           -         -            -        5,051
                                              -------     -------     -------     -------   -------      -------      -------

Balances, December 31, 2001                    10,693      3,058       32,192         261         -        8,144       54,348

Distributions - Common Stock
   ($1.32 per share)                                -          -            -           -         -       (6,570)      (6,570)
Distributions - Preferred Stock
   ($1.60 per share)                                -          -            -           -         -       (1,037)      (1,037)
Exercise of options                                 -         48          562           -         -            -          610
Shares issued through public offering               -      2,500       32,621           -         -            -       35,121
Shares issued through dividend
   reinvestment plan                                -         20          271           -         -            -          291
Net income                                          -          -            -           -         -        5,880        5,880
       Other comprehensive income -
       net unrealized gain on available-
       for-sale securities (Note 2)                 -          -            -          51         -            -           51
                                                                                                                     --------
Comprehensive income                                -          -            -           -         -            -        5,931
                                              -------     ------       ------      ------    ------      -------     --------

Balances, December 31, 2002                    10,693      5,626       65,646         312         -        6,417       88,694


Distributions - Common Stock
   ($1.32 per share)                                         -  -           -           -         -       (8,780)      (8,780)
Distributions - Preferred Stock
   ($1.60 per share)                                -          -            -           -         -       (1,037)      (1,037)
Exercise of options                                 -         67          801           -         -            -          868
Shares issued through public offering               -      3,737       60,811           -         -            -       64,548
Shares issued through dividend
   reinvestment plan                                -         61          943           -         -            -        1,004
Redemption of preferred stock                 (10,693)       114        2,174           -         -            -       (8,405)
Issuance of restricted stock                        -          -          488           -      (488)           -            -
Compensation expense -
   restricted stock                                 -          -            -           -        41            -           41
Net income                                          -          -            -           -         -        8,525        8,525
       Other comprehensive income -
       net unrealized gain on available-
       for-sale securities (Note 2)                 -          -            -         511         -            -          511
                                                                                                                      -------
Comprehensive income                                -          -            -           -         -            -        9,036
                                             --------    -------      -------     -------   -------      -------      -------

Balances, December 31, 2003                  $      -    $ 9,605     $130,863     $   823   $  (447)     $ 5,125     $145,969
                                             ========    =======     ========     =======   ========     =======     ========

                                               See accompanying notes.


                                                    ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                                                       Consolidated Statements of Cash Flows
                                                              (Amounts in Thousands)

                                                                                        Year Ended December 31,
                                                                                        -----------------------
                                                                               2003             2002               2001
                                                                               ----             ----              -----

Cash flows from operating activities:
     Net income                                                             $   8,525         $   5,880          $  4,866
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     (Gain) loss on sale of real estate                                           (14)               29              (126)
     (Gain) loss on sale of available-for-sale securities                           -               (18)               14
     Increase in rental income from straight-lining of rent                    (1,058)             (765)             (827)
     Decrease in rental income from above/below market leases                      54                 -                 -
     Restricted stock expense                                                      41                 -                 -
     Equity in earnings of unconsolidated joint ventures                       (2,411)           (1,078)              (83)
     Distributions from unconsolidated joint ventures                           2,407             1,177                65
     Payments to minority interest by subsidiary                                  (18)              (16)              (23)
     Depreciation and amortization                                              3,473             2,617             2,585
     Amortization of financing costs included in interest expense                 325               259               315
     Changes in assets and liabilities:
     Increase in rent, interest, deposits and other receivables                  (478)             (362)             (153)
     Increase in accrued expenses and other liabilities                           760               621               131
                                                                             --------          --------          --------
        Net cash provided by operating activities                              11,606             8,344             6,764
                                                                             --------          --------          --------
Cash flows from investing activities:
     Additions to real estate                                                (24,327)          (25,880)             (152)
     Net proceeds from sale of real estate                                       159               281               749
     Net proceeds from condemnation of real estate                                32                 -                 -
     Investment in unconsolidated joint ventures, net                           (984)          (19,538)           (6,327)
     Sale of portion of interest in unconsolidated joint venture                   -             3,150                 -
     Investment in mortgages receivable - (including $6,340
       due from an affiliated joint venture in 2002)                          (7,000)           (6,340)                -
     Collection of mortgages receivable (including $6,260
       and $80 from an affiliated joint venture)                              13,516                84                 -
     Net proceeds from sale of available-for-sale securities                       -               344               201
     Purchase of available-for-sale securities                                   (10)             (157)             (173)
                                                                            ---------         ---------         ---------
        Net cash used in investing activities                                (18,614)          (48,056)           (5,702)
                                                                            ---------         ---------         ---------

Cash flows from financing activities:
     (Repayments) proceeds from bank line of credit, net                      (10,000)          10,000           (10,000)
     Proceeds from mortgages payable                                           13,508            3,350            13,600
     Payment of financing costs                                                (1,215)             (84)             (408)
     Repayment of mortgages payable                                            (1,612)          (2,570)           (1,136)
     Collection of notes receivable - officer                                     166                -                 -
     Proceeds from issuance of shares through public offering                  68,160           38,011                 -
     Underwriters' discounts and commissions and other
       public offering costs                                                   (3,613)          (2,890)                -
     Cash distributions - Common Stock                                         (7,496)          (5,630)           (2,714)
     Cash distributions - Preferred Stock                                      (1,037)          (1,037)             (778)
     Exercise of stock options                                                    868              610               401
     Redemption of preferred stock                                             (8,405)               -                 -
     Issuance of shares through dividend reinvestment plan                      1,004              291               189
                                                                             --------          -------          --------
        Net cash provided by (used in) financing activities                    50,328           40,051              (846)
                                                                             --------          -------          --------
Net increase in cash and cash equivalents                                      43,320              339               216
Cash and cash equivalents at beginning of year                                  2,624            2,285             2,069
                                                                             --------         --------          --------
Cash and cash equivalents at end of year                                     $ 45,944         $  2,624          $  2,285
                                                                             ========         ========          ========

Supplemental disclosures of cash flow information:
     Cash paid during the year for interest expense                          $  7,156         $  6,015          $  6,084
Supplemental schedule of non cash investing and financing activities:
    Assumption of mortgages payable in connection with
      purchase of real estate                                                 $15,121          $      -          $      -
    Accrual of additions to real estate                                         1,413                 -                 -
    Conversion of preferred stock to common stock                               2,284                 -                 -
    Contribution of real property to unconsolidated joint venture                   -               819                 -
    Mortgage taken back upon sale of real estate                                    -               260                 -
                                  See accompanying notes.


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                December 31, 2003

   NOTE 1 -   ORGANIZATION AND BACKGROUND

              One Liberty Properties, Inc. (the "Company") was incorporated in 1982 in the state of Maryland. The Company is a self-administered and self-managed real estate investment trust ("REIT"). The Company acquires, owns and manages a geographically diversified portfolio of retail, industrial, office, movie theater and other properties, a substantial portion of which are under long-term net leases. The Company owns thirty-six properties, participates in four joint ventures which own a total of twelve properties and holds a 50% tenancy in common interest in one property. The forty-nine properties are located in seventeen states.

   NOTE 2 -   SIGNIFICANT ACCOUNTING POLICIES

              Principles of Consolidation

              The consolidated financial statements include the accounts of One Liberty Properties, Inc., its wholly-owned subsidiaries and a majority-owned limited liability company ("LLC") (in which the Company held a 95% interest through September 8, 2003). On September 9, 2003, the Company purchased the 5% minority owned interest of the LLC owned by the spouse of the Company's president and chief executive officer. Accordingly, at December 31, 2003 the Company owns 100% of the LLC. One Liberty Properties, Inc., its subsidiaries and the LLC (through September 8, 2003) are hereinafter referred to as the Company. Material intercompany items and transactions have been eliminated.

              Investment in Unconsolidated Joint Ventures

              The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence, but does not control these entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet of the Company and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over 40 years. See Note
              4. None of the joint venture debt is recourse to the Company.

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

              Revenue Recognition

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

              Purchase Accounting for Acquisition of Real Estate

              The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and other value of in-place leases based in each case on their fair values.

              The fair value of the tangible assets of an acquired property (which includes land and building) is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land and building based on management's determination of relative fair values of these assets.

              Depreciation

              Depreciation of buildings is computed on the straight-line method over an estimated useful life of 40 years for commercial properties and 27 1/2 years for residential properties.

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

              All distributions made during 2003 were attributable to ordinary income. Distributions made during 2002 included less than 1% attributable to capital gains, with the balance to ordinary income.

              Investment in Equity Securities

              The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At December 31, 2003, all marketable securities have been classified as available-for-sale and, as a result, are stated at fair value. Unrealized gains and losses on available-for-sale securities are recorded as accumulated other comprehensive income in the stockholders' equity section.

              The Company's investment in 30,048 common shares of BRT Realty Trust ("BRT"), a related party of the Company, (accounting for less than 1% of the total voting power of BRT), purchased at a cost of $97,000, has a fair market value at December 31, 2003 of $867,000. At December 31, 2003, the total cumulative unrealized gain of $823,000 on all investments in equity securities are reported as accumulated other comprehensive income in the stockholders' equity section.

              Realized gains and losses are determined using the average cost method. During 2003, 2002 and 2001, sales proceeds and gross realized gains and losses on securities classified as available-for-sale were:


                                         2003            2002           2001
                                         ----            ----           ----

              Sales proceeds           $     -        $ 344,000      $ 201,000
                                       =======        =========      =========

              Gross realized losses    $     -        $  (3,000)     $ (17,000)
                                       =======        ==========     ==========

              Gross realized gains     $     -        $   21,000     $   3,000
                                       =======        ==========     =========


              Fair Value of Financial Instruments

              The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

              Cash and cash equivalents: The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

              Mortgages receivable: At December 31, 2002, the Company had two mortgage loans outstanding with an aggregate balance of $6,516,000. The carrying amounts of the mortgages receivable approximated market due to the short term maturities of the loans. The mortgages were paid off in full during 2003.

              Notes receivable - officer: At December 31, 2002, the Company reported notes receivable with a carrying amount of $166,000 in the balance sheet which was the face value of the notes. The notes carried an interest rate equal to the prime rate and thus the outstanding balance approximated the fair value. The notes were paid in full during August 2003.

              Investment in equity securities: Since these investments are considered "available-for-sale", they are reported in the balance sheet based upon quoted market prices.

              Mortgages payable: At December 31, 2003, the estimated fair value of the Company's mortgages payable exceeded its carrying value by approximately $2,870,000, assuming a market interest rate of 6.80%.

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

              Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company. Diluted earnings per share was determined by dividing net income applicable to common stockholders for each year by the total of the weighted average number of shares of Common Stock outstanding plus the dilutive effect of the Company's outstanding options and restricted stock (32,835, 29,977 and 16,498 shares for the years ended 2003, 2002 and 2001, respectively) using the treasury stock method. The Preferred Stock was not considered for the purpose of computing diluted earnings per share because their assumed conversion was antidilutive.

              Accounting for Long-Lived Assets and Valuation Allowance on Real Estate Owned

              The Company reviews each real estate asset owned for which indicators of impairment are present to determine whether the carrying amount of the asset will be recovered. Recognition of impairment is required if the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Measurement of impairment under such circumstances is based upon the fair market value of the asset. Real estate assets that are expected to be disposed of are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis.

              Segment Reporting

              Virtually all of the Company's real estate assets are comprised of real estate owned that is net leased to tenants on a long-term basis. Therefore, the Company operates predominantly in one industry segment.

              Recently Issued Accounting Standards

              In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities", which explains how to identify variable interest entities ("VIE") and how to assess whether to consolidate such entities. In December 2003 a revision was issued (46R) to clarify some of the original provisions. The provisions of this interpretation are immediately effective for VIE's formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after December 15, 2003. Management has determined that none of its unconsolidated joint ventures represent variable interest entities pursuant to interpretation.

              In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement did not have an impact on the Company's financial statements.

              Reclassification

              Certain amounts reported in previous financial statements have been reclassified in the accompanying financial statements to conform to the current year's presentation.

NOTE 3 - REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS

              During the year ended December 31, 2003, the Company purchased five single tenant properties (including one tenancy in common interest) in five states, for a total consideration of $35,389,000. The Company assumed pre-existing first mortgages aggregating $15,121,000 on three of these properties. In connection with the purchase price allocations for these acquisitions, as well as two properties purchased in the fourth quarter of 2002, the Company identified acquired intangible assets totaling in the aggregate amount of $431,000. These intangibles are being amortized over the term of the respective underlying lease terms and the unamortized balance has been reflected in Other Assets.

              The rental properties owned at December 31, 2003 are leased under noncancellable operating leases to tenants with current expirations ranging from 2004 to 2038, with certain tenant renewal rights. The majority of lease agreements are net lease arrangements which require the tenant to pay not only rent but all the expenses of the leased property including maintenance, taxes, utilities and insurance. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.

              The minimum future rentals to be received over the next five years and thereafter on the operating leases in effect at December 31, 2003 are as follows:

                      Year Ending
                      December 31,                          (In Thousands)
                      ------------                          --------------
                          2004                                $ 21,255
                          2005                                  19,098
                          2006                                  18,677
                          2007                                  18,341
                          2008                                  17,645
                          Thereafter                           148,145
                                                             ---------
                          Total                               $243,161
                                                              ========

              At December 31, 2003, the Company has recorded unbilled rent receivables aggregating $4,264,000, representing rent reported on a straight-line basis in excess of rental payments required under the initial term of the respective leases. This amount is to be billed and received pursuant to the lease terms over the next fifteen years. The minimum future rentals presented above include amounts applicable to the repayment of these unbilled rent receivables.

              For the year ended December 31, 2003, one tenant, who occupies an entire flex building generated revenues of $2,020,000 or 10.2% of the Company's total revenues. The tenant has exercised its right under its lease with the Company to cancel the lease effective December 20, 2004. The Company has retained a nationally recognized broker to seek a new tenant or tenants to occupy this 188,567 square foot property in Jupiter, Florida, including the possibility of leasing a portion to the existing tenant.

              For the years ended December 31, 2003 and 2002, another tenant generated revenues of 8.8% and 11.1% of the Company's total revenues. This tenant, who occupies an entire flex building, generated $1,746,000 in rental revenue in each year. The initial term of the tenant's lease expires December 31, 2014.

              Sales of Real Estate

              In May 2003, the Company sold one property for a sales price of $170,000 and recognized a gain of $14,000. The net operating income (loss) for the property was ($8,000), $20,000 and $20,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

              In November and December 2002, the Company sold three properties for a total sales price of $580,000 and recognized a net loss of $29,000. The aggregate net operating income (loss) for the three properties sold was ($16,000) and $114,000 for the years ended December 31, 2002 and 2001, respectively.

              In May and August 2001, the Company sold two properties for a total sales price of $800,000 and recognized a net gain of $126,000.

              Unaudited Pro Forma Information

              The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2003 and 2002 as though the 2003 acquisitions of five properties were completed on January 1, 2002. The information does not purport to be indicative of what the operating results of the Company would have been had the acquisitions been consummated on January 1, 2002. (Amounts in thousands, except per share data.)

                                                            2003       2002
                                                            ----       ----
              Pro forma revenues                         $ 22,488    $ 18,868
              Pro forma net income                         10,382       7,225
              Pro forma common shares - basic               6,329       4,614
              Pro forma common share and common             6,361       4,644
                  share equivalents - diluted
              Pro forma earnings per common share:
                  Basic                                     $1.48       $1.34
                  Diluted                                   $1.47       $1.33

NOTE 4 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

              The Company is a member in four unconsolidated joint ventures which own and operate twelve properties. Summaries of the two most significant joint ventures in which the Company was designated the managing member are below.

              At December 31, 2003, the Company owns a 50% equity interest in two joint ventures, with the same venturer, which were organized at various times for the purpose of acquiring and owning megaplex movie theaters. The first joint venture (Joint Venture #1) owns five megaplex stadium-style movie theaters and the second joint venture (Joint Venture #2) owns one partial stadium-style movie theater, three megaplex stadium-style movie theaters and one stadium-style movie theater which is under construction.

              On October 3, 2003, the Company acquired one half of the 50% interest in Joint Venture #1 held by an unrelated co-venturer, resulting in the Company's 50% ownership interest in this joint venture. The other co-venturer purchased the remaining 25% interest of this unrelated venturer. The aggregate purchase price for the entire 50% interest was approximately $13,783,000 (approximately $2 million in excess of book value). Approval of both members of both joint ventures are needed for all material decisions including property acquisitions, financing and transfer of interest.

              The following tables present condensed financial statements for these two joint ventures at December 31, 2003 and for the year then ended (amounts in thousands):


              Condensed Balance Sheets                          Joint Venture #1            Joint Venture #2
              ------------------------                          ----------------            ----------------

              Cash and cash equivalents                            $     695                    $     799
              Real estate investments, net                            55,684                       41,532
              Deferred financing costs (A)                               597                          478
              Other assets (B)                                           721                          851
                                                                   ---------                    ---------
              Total assets                                         $  57,697                    $  43,660
                                                                   =========                    =========

              Mortgage loans payable                               $  33,414                    $  26,171
              Other liabilities                                          696                          686
              Equity                                                  23,587                       16,803
                                                                   ---------                    ---------
              Total liabilities and equity                         $  57,697                    $  43,660
                                                                   =========                    =========

              Company's equity investment                          $  12,765                   $    8,296
                                                                   =========                   ==========

              Condensed Statements of Operations               Joint Venture #1            Joint Venture #2
              ----------------------------------               ----------------            ----------------

              Revenues, primarily rental income                    $   7,336                    $   4,942
                                                                   ---------                    ---------

              Depreciation and amortization                            1,152                          807
              Mortgage interest                                        2,588                        1,872 (C)
              Operating expenses (D)                                     320                          109
                                                                   ---------                    ---------

              Total expenses                                           4,060                        2,788
                                                                   ---------                   ----------

              Net income attributable to members                  $    3,276                    $   2,154
                                                                  ==========                    =========

              Company's share of net income                       $    1,009                    $   1,077
                                                                  ==========                    =========

              Distributions received by the Company:
                 From operations                                  $    1,058                    $     945
                                                                  ==========                    =========
                 From mortgage proceeds                           $    1,345                    $   5,514
                                                                  ==========                    =========


              (A) Includes .8% mortgage brokerage fees of $43 and $143 paid during 2003 to a company controlled by the Chairman of the Board of Directors and certain officers of the Company.

              (B) Includes unbilled rent receivable of $712 and $830, respectively. The $830 is net of a $374 reserve taken against the total unbilled rent receivable related to two movie theaters leased to operators under common control.

              (C) Includes $194 of interest on three mortgages receivable held by the Company which were secured by one movie theater property. These mortgages were refinanced on May 2, 2003 and the joint venture paid the outstanding balance, in full totaling $6,719, due to the Company.

              (D) Includes management fees of $67 and $41, respectively, paid to a company controlled by the Chairman of the Board of Directors and certain officers of the Company. The management fee is equal to 1% of rent paid by the tenants.

              The following tables present condensed financial statements for the two movie theater joint ventures at December 31, 2002 and for the year then ended (amounts in thousands):


              Condensed Balance Sheets                          Joint Venture #1            Joint Venture #2
              ------------------------                          ----------------            ----------------

              Cash and cash equivalents                            $     596                    $   1,060
              Real estate investments, net                            56,711                       40,091
              Deferred financing costs                                   530 (A)                       95
              Other assets (B)                                           297                          285
                                                                   ---------                    ---------
              Total assets                                         $  58,134                    $  41,531
                                                                   =========                    =========

              Mortgage loans payable                               $  28,703                    $  15,472 (C)
              Other liabilities                                          320                          384
              Equity                                                  29,111                       25,675
                                                                   ---------                    ---------
              Total liabilities and equity                         $  58,134                    $  41,531
                                                                   =========                    =========

              Company's equity investment                          $   7,267                    $  12,737
                                                                   =========                    =========

              Condensed Statements of Operations               Joint Venture #1            Joint Venture #2
              ----------------------------------               ----------------            ----------------

              Revenues, primarily rental income                    $   4,952                    $     648
                                                                   ---------                    --------

              Depreciation and amortization                              811                           93
              Mortgage interest                                          974                          247 (C)
              Operating expenses (D)                                     241 (E)                       10
                                                                   ---------                    ---------

              Total expenses                                           2,026                          350
                                                                   ---------                    ---------

              Net income attributable to members                   $   2,926                    $     298
                                                                   =========                   ==========

              Company's share of net income                        $     831                    $     149
                                                                   =========                    =========

              Distributions received by the Company:
                 From operations                                   $   1,025                    $      50
                                                                   =========                    =========
                 From mortgage proceeds                            $   7,175                    $       -
                                                                   =========                    =========


              (A) Includes a .8% brokerage fee of $145 paid to a company controlled by the Chairman of the Board of Directors and certain officers of the Company.

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

              At December 31, 2003, Joint Venture #1 has one consolidated outstanding mortgage payable, which is secured by first mortgage liens on the five megaplex stadium-style movie theaters it owns. The mortgage loan, which matures July 1, 2012, bears interest rates of 8.06% (four movie theaters) and 6.6% (one movie theater) per annum (on outstanding principal balances of $28,080,000 and $5,334,000), respectively. Total monthly payments of principal and interest of $283,000 are required with approximately $24,000,000 due at maturity.

              At December 31, 2003, there are two outstanding mortgage loans in Joint Venture #2. One mortgage loan with an outstanding principal balance of $17,064,000 at December 31, 2003 is secured by first mortgage liens on three of the movie theater properties, matures May 1, 2018 and bears interest at 6.94%. Monthly payments of principal and interest of $138,000 are required with approximately $7,200,000 due at maturity. The other mortgage loan has an outstanding balance of $9,107,000 at December 31, 2003, is secured by a first mortgage lien on one movie theater property and bears interest at 8.94% through June 2017 and thereafter, the greater of 10.94% or the Treasury Rate plus two percentage points through the maturity date of March 1, 2022. Monthly payments of principal and interest of $77,994 are required through March 1, 2007 increasing every five years through maturity.

              Scheduled principal repayments during the next five years and thereafter are as follows (in thousands):

              Year Ending
              December 31,             Joint Venture #1      Joint Venture #2
              ------------             ----------------      ----------------
                  2004                    $    814              $    559
                  2005                         880                   599
                  2006                         951                   647
                  2007                       1,029                   696
                  2008                       1,112                   750
                  Thereafter                28,628                22,920
                                          --------              --------
                  Total                   $ 33,414              $ 26,171
                                          ========              ========

              The movie theater properties are net leased under noncancellable operating leases to experienced theater operators with current expirations ranging from 2015 to 2023, with certain tenant renewal rights. The minimum future rentals to be received over the next five years and thereafter on the operating leases in effect at December 31, 2003 are as follows (in thousands):

            Year Ending
            December 31,           Joint Venture #1          Joint Venture #2
            ------------           ----------------          ----------------
                2004                   $  6,737                  $  4,613
                2005                      6,837                     4,981
                2006                      6,910                     5,036
                2007                      6,934                     5,137
                2008                      7,015                     5,175
                Thereafter               68,527                    71,474
                                       --------                  --------
                Total                  $102,960                  $ 96,416
                                       ========                  ========

              The Company participates in two other joint ventures, each of which owns one property. At December 31, 2003 and 2002, the Company's equity investment in these two other joint ventures totaled $3,380,000 and $3,449,000, respectively, and they contributed $325,000 and $98,000 in equity earnings for the years ended December 31, 2003 and 2002, respectively.

NOTE 5 - DEBT OBLIGATIONS

              Mortgages Payable

              At December 31, 2003, there are twenty-seven outstanding mortgages payable, all of which are secured by first liens on individual real estate investments with an aggregate carrying value, as adjusted for intangibles, of $157,789,000. The mortgages bear interest at rates ranging from 5.13% to 8.8%, and mature between 2005 and 2023. The weighted average interest rate was 7.4% and 7.9% for the years ended December 31, 2003 and 2002, respectively.

              Scheduled principal repayments during the next five years and thereafter are as follows:

                     Year Ending
                     December 31,                   (In Thousands)
                     ------------                   --------------
                         2004                           $  2,070
                         2005                             10,433
                         2006                              7,938
                         2007                              6,171
                         2008                              6,569
                         Thereafter                       72,952
                                                        --------
                         Total                          $106,133
                                                        ========

              Line of Credit

              On March 21, 2003, the Company closed on a revolving credit facility for $30,000,000 ("Facility") with Valley National Bank, Merchants Bank Division and Bank Leumi USA. The Facility is for a term of two years. The Facility provides that the Company pay interest at the bank's prime rate on funds borrowed and an unused facility fee of 1/4%. The Company paid $258,000 in fees and closing costs which are being amortized over the term of the Facility.

              The Facility is guaranteed by all of the Company's subsidiaries which own unencumbered properties and the shares of stock of all the subsidiaries are pledged as collateral. The Company has agreed that it and its affiliates (including entities that are participants in a Shared Services Agreement - see Note 8) will maintain on deposit with the banks at least 10% of the average outstanding annual principal balance of take downs under the Facility. If minimum balances are not maintained by the Company and its affiliates, a deficiency fee will be charged to the Company.

              The Facility is available to finance the acquisition or financing of interests in commercial real estate. The Company is required to comply with certain covenants. Net proceeds received from the sale or refinance of properties are required to be used to repay amounts outstanding under the Facility if proceeds from the Facility were used to purchase the property.

              The $15,000,000 revolving credit facility with Citibank NA expired on March 24, 2003. The Company paid interest at the prime rate on funds borrowed and an unused facility fee of 1/4%.

NOTE 6 - REDEEMABLE CONVERTIBLE PREFERRED STOCK

              On December 30, 2003, the Company completed the redemption of all of its outstanding $16.50 convertible preferred stock. Of the 648,058 shares of preferred stock outstanding, 509,185 shares were redeemed for a total consideration of approximately $8,400,000 and 138,873 shares were converted by the owners into 114,539 shares of common stock. The conversion ratio was .825 of a share of common for each share of preferred stock converted.

              The Preferred Stock had the following rights, qualifications and conditions: (i) a cumulative dividend preference of $1.60 per share per annum; (ii) a liquidation preference of $16.50 per share; (iii) a right to convert each share of Preferred Stock at any time into .825 of a share of Common Stock; (iv) redeemable by the Company at $16.50 per share and (v) one-half vote per share.

NOTE 7 - PUBLIC OFFERING

              During October and November, 2003, the Company sold, pursuant to a shelf registration statement filed with the U.S. Securities and Exchange Commission in September, 2003, 3,737,500 shares of common stock (including 487,500 shares sold resulting from the exercise in full of the over-allotment option held by the underwriters) at a public offering price of $18.25 per share and received net proceeds of approximately $64,500,000 (after underwriting discounts and commissions and expenses of the offering).

              The shelf registration statement, which was declared effective by the U.S. Securities and Exchange Commission on October 2, 2003, allows the Company to sell common stock from time to time in one or more public offerings (at prices and terms to be determined at the time of the offering) up to an aggregate public offering price of $200,000,000.

              On May 30, 2002, the Company sold 2,500,000 shares of common stock at $15.25 per share in a public offering, resulting in net proceeds of approximately $35,000,000.

NOTE 8  - RELATED PARTY TRANSACTIONS

              At December 31, 2003 and 2002, Gould Investors L.P. ("Gould"), a related party, owned 765,590 and 667,397 shares of the common stock of the Company or 8% and 11.9% of the equity interest and held approximately 8% and 11.2% of the voting rights, respectively. During May 2002, Gould purchased 125,000 shares of the Company at a cost of $1,792,000 ($14.34 per share) in connection with the 2002 public offering described in Note 7. Gould purchased 98,193 additional shares of the Company during 2003, of which 40,193 shares were purchased through the

              Company's dividend reinvestment plan, 8,000 shares were purchased at the market price from the Company's president and 50,000 were purchased at a cost of $867,000 ($17.34 per share) during October 2003 in connection with the public offering described in Note 7. Gould's per share price was net of any underwriters' discounts and commissions.

              Gould charged the Company $901,000, $717,000 and $351,000 during the years ended December 31, 2003, 2002 and 2001, respectively, for allocated general and administrative expenses and payroll based on time incurred by various employees pursuant to a Shared Services Agreement. Such amounts included $69,000 and $125,000 in 2003 and 2002, respectively, attributable to time spent on the public offerings. At December 31, 2003 and 2002, $221,000 and $173,000 remain unpaid and is reflected in accrued expenses on the balance sheet.

              The Company paid a company controlled by the Chairman of the Board of Directors and certain officers of the Company 1% mortgage brokerage fees totaling $291,000, $34,000 and $136,000 during the years ended December 31, 2003, 2002 and 2001 relating to mortgages placed on six, one and two of the Company's properties, respectively. These fees were deferred and are being amortized over the lives of the respective loans. During the years ended December 31, 2003 and 2002, One Liberty paid this company leasing commissions of $309,000 and $16,000, respectively, and management fees of $15,000. During the years ended December 31, 2003 and 2001, this company was paid fees of $172,000 and $12,500, respectively, for supervision of improvements to properties.

              In 1999 and 2000, the Company made loans aggregating $240,000 to its current president which were repaid in full during August 2003 from the proceeds of the 8,000 shares of the Company purchased by Gould. These loans provided for an interest rate equal to the prime rate, were due in December 2004 and were secured by shares of the Company purchased with the proceeds and personally guaranteed by him and his wife.

              See Note 4 for other related party transactions involving the Company's unconsolidated joint ventures.

  NOTE 9 -  STOCK OPTIONS AND RESTRICTED STOCK

              Stock Options

              On November 17, 1989, the directors of the Company adopted the 1989 Stock Option Plan. Stock options under the 1989 Stock Option Plan are granted at per share amounts at least equal to their fair market value at the date of grant. A maximum of 225,000 common shares were reserved for issuance under the 1989 Stock Option Plan, of which none are available for grant at December 31, 2003.

              On December 6, 1996, the directors of the Company adopted the 1996 Stock Option Plan (Incentive/Nonstatutory Stock Option Plan). Incentive stock options are granted at per share amounts, at least equal to their fair market value at the date of grant, whereas for nonstatutory stock options the exercise price may be any amount determined by the Board of Directors. Options granted under the Plan will expire no later than ten years after the date on which the option is granted. The options granted under the Plans are cumulatively exercisable at a rate of 25% per annum, commencing six months after the date of grant, and expire five years after the date of grant. A maximum of 225,000 shares of common stock of the Company (which includes 100,000 additional shares which were approved by the Company's shareholders as an amendment to the Plan at the 2001 annual meeting of stockholders) are reserved for issuance to employees, officers, directors, consultants and advisors to the Company, of which none are available for grant at December 31, 2003.

              Changes in the number of common shares under all option arrangements are summarized as follows:


                                                                               Year Ended December 31,
                                                                      ---------------------------------------
                                                                      2003               2002            2001
                                                                      ----               ----            ----

              Outstanding at beginning of period                     142,302           202,600          177,500
              Granted                                                      -                 -           57,500
              Option prices                                                -                 -           $12.19
              Exercisable at end of period                            54,938           101,175          122,850
              Exercised                                              (66,864)          (47,798)         (32,400)
              Expired                                                 (6,750)          (12,500)               -
              Outstanding at end of period                            68,688           142,302          202,600
              Option price per share outstanding                 $11.125-$12.375   $11.125-$14.50   $11.125-$14.50



              As of December 31, 2003, the outstanding options had a weighted average remaining contractual life of approximately 1.57 years and a weighted average exercise price of $11.95.

              The Company adopted Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

              Pro forma information regarding net income and earnings per share is required by FASB No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options granted in 2001, 2000 and 1999, respectively: risk free interest rate of 4.06%, 5.22% and 6.41%, dividend yield of 10.07%, 11.03%
              and 9.7%, volatility factor of the expected market price of the Company's Common Stock based on historical results of .141, .135 and .116; and expected lives of 5 years.

              The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the

              Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate, management believes the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The Company has elected not to present pro forma information for 2003, 2002 and 2001 because the impact on the reported net income and earnings per share is immaterial.

              Restricted Stock

              During the year ended December 31, 2003, the Company awarded 26,350 shares of restricted stock under its 2003 Incentive Plan which was approved by the Company's stockholders in June, 2003. The total number of shares issuable under this Plan is 275,000. The restricted shares vest five years from the date of issuance and under certain circumstances may vest earlier. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the balance sheet until they vest. The Company records compensation expense under APB 25 over the vesting period, measuring the compensation cost based on the market value of the shares on the date of grant. For the year ended December 31, 2003 the total value of restricted stock grants was $488,000, of which $41,000 was recognized as compensation expense in 2003 and $447,000 has been deferred as unearned compensation and will be charged to expense over the vesting period.

   NOTE 10 - DISTRIBUTION REINVESTMENT PLAN

              In May, 1996, the Company implemented a Distribution Reinvestment Plan (the "Plan"). The Plan provides owners of record of 100 shares or more of its common and/or preferred stock the opportunity to reinvest cash distributions in newly-issued common stock of the Company at a five percent discount from the market price. No open market purchases are made under the Plan. During the years ended December 31, 2003 and 2002, the Company issued 60,612 and 20,032 common shares, respectively, under the Plan.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

              In the ordinary course of business the Company is party to various legal actions which management believes are routine in nature and incidental to the operation of the Company's business. Management believes that the outcome of the proceedings will not have a material adverse effect upon the Company's consolidated statements taken as a whole.

NOTE 12 - SUBSEQUENT EVENTS

              On March 1, 2004, the Company acquired an additional real property, leased to a single theater operator. The property was acquired for an all cash purchase price of approximately $11,500,000. The basic term of the net lease expires in 2032 and provides for termination options beginning in 2018, with six months notice.

              On January 15, 2004, the Company's common stock began trading on the New York Stock Exchange. Prior to that date, it traded on the American Stock Exchange.

NOTE 13 - INCOME TAXES (Unaudited)

              The Company elected to be taxed as a real estate investment trust
              (REIT) under the Internal Revenue Code, commencing with its taxable year ended December 31, 1983. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its stockholders. It is management's current intention to adhere to these requirements and maintain the Company's REIT status. As a REIT, the Company generally will not be subject to corporate level federal, state and local income tax on taxable income it distributes currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal, state and local income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even though the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income.

              Reconciliation Between Financial Statement Net Income and Federal Taxable Income:

              The following table reconciles financial statement net income to federal taxable income for the years ended December 31, 2003, 2002 and 2001 (amounts in thousands):



                                                                            2003            2002         2001
                                                                          Estimate         Actual       Actual
                                                                          --------         ------       ------

              Net income                                                 $  8,525        $  5,880      $  4,866
              Straight line rent adjustments                               (1,576)           (900)         (831)
              Financial statement gain on sale
                in excess of tax gain                                         (48)           (162)          (72)
              Rent received in advance, net                                   772             292           (26)
              Fee income subject to tax,
                not recorded for books                                          5             157             -
              Financial statement adjustment for
                above/below market leases                                     139               -             -
              Compensation expense, not tax deductible                         41               -             -
              Financial statement depreciation
                in excess of tax                                               94              92            84
              Other adjustments                                                 3               6            14
                                                                         --------        --------      --------
              Federal taxable income                                     $  7,955        $  5,365      $  4,035
                                                                         ========        ========      ========

              Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction:

              The following table reconciles cash dividends paid with the dividends paid deduction for the years ended December 31, 2003, 2002 and 2001 (amounts in thousands):

                                                                           2003            2002          2001
                                                                         Estimate         Actual        Actual
                                                                         --------         ------        ------

              Cash dividends paid                                        $  9,817        $  7,607      $ 4,669
              Dividend reinvestment plan (1)                                   66              15           12
                                                                         --------        --------      -------
                                                                            9,883           7,622        4,681
              Less: Dividends designated to prior years                         -          (1,009)      (1,645)
              Less: Spillover dividends designated to
                        following year (2)                                 (3,156)         (1,238)           -
              Plus: Dividends designated from following year                    -               -        1,009
              Plus:  Spillover dividends designated from
                        prior year                                          1,238               -            -
                                                                         --------        --------     --------
              Dividends paid deduction (3)                               $  7,965        $  5,375     $  4,045
                                                                         ========        ========     ========



              (1) Amount reflects the 5% discount on the Company's common shares purchased through the dividend reinvestment plan.

              (2) A portion of the dividends paid in January 2004 and 2003 will be considered 2004 and 2003 dividends, respectively, as it was in excess of the Company's accumulated earnings and profits through 2003 and 2002, respectively.

               (3) Dividends paid deduction is higher than federal taxable income in 2003, 2002 and 2001 so as to account for adjustments made to federal taxable income as a result of the alternative minimum tax.

NOTE 14 - QUARTERLY FINANCIAL DATA (Unaudited):
          (In Thousands, Except Per Share Data)


                                                                          Quarter Ended
                                                                                                                  Total
                                           March 31      June 30          September 30     December 31          For Year
                                           --------      -------          ------------     -----------          --------
2003
----

Revenues                                    $4,644         $4,583            $5,055            $5,514           $19,796

Net income                                   2,199          2,008             2,153             2,165             8,525

Net income applicable to
    common stockholders                      1,939          1,749             1,894             1,906             7,488

Weighted average number of common shares outstanding:
     Basic                                   5,636          5,683             5,706             8,267             6,329
     Diluted                                 5,667          5,715             5,740             8,301             6,361

Net income per common share:
     Basic                                     .34            .31               .33               .23              1.18(a)
     Diluted                                   .34            .31               .33               .23              1.18(a)

                                                                            Quarter Ended
                                                                                                                  Total
                                            March 31      June 30        September 30      December 31           For Year
                                            --------      -------        ------------      -----------           --------
2002
----

Revenues                                    $3,671         $3,814            $3,912            $4,308           $15,705

Net income                                   1,198          1,327             1,528             1,827             5,880

Net income applicable to
  common stockholders                          939          1,068             1,269             1,567             4,843

Weighted average number of common shares outstanding:
     Basic                                   3,066          4,129             5,599             5,622             4,614
     Diluted                                 3,101          4,168             5,624             5,644             4,644

Net income per common share:
     Basic                                     .31            .26               .23               .28              1.05(a)
     Diluted                                   .30            .26               .23               .28              1.04(a)

(a) Calculated on weighted average shares outstanding for the year.





                                             ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                                 Schedule III - Consolidated Real Estate and Accumulated Depreciation

                                                           December 31, 2003

                                                        (Amounts in Thousands)

                                 Initial Cost   Gross Amount at Which Carried At                                   Life on Which
                                  to Company           December 31, 2003                                          Depreciation in
                                                                                                                   Latest Income
                                                                                       Date Of                     Statement Is
                                                                          Accumulated Construc-       Date            Computed
                   Encumbrances  Land   Buildings  Land  Buildings  Total Depreciation  tion        Acquired           (Years)
                   ------------  ----   ---------  ----  ---------  ----- ------------  ----        --------           --------

Free Standing
-------------
Retail Locations:
-----------------


El Paso, TX          $ 9,702   $ 2,821   $11,373 $ 2,821  $11,373  $14,194  $ 1,078     1974     March 29, 2000          40

Plano, TX             10,614     2,701    11,425   2,701   11,425   14,126       83     2000     September 23, 2003      40

Miscellaneous         36,102    14,366    54,965  14,366   54,965   69,331    7,172    Various   Various                 40


Flex Buildings:
---------------

Hauppauge, NY          9,525     2,739    10,954   2,739   10,954   13,693      833     1981     December 28, 2000       40

Jupiter, FL                -     3,208    12,593   3,208   12,593   15,801      328     1990     December 24, 2002       40

Miscellaneous          3,580     1,042     4,325   1,042    4,325    5,367      324     1986     December 22, 2000       40


Office Buildings:
-----------------

Miscellaneous         15,702     3,537    16,025   3,537   16,025   19,562      875   Various    Various                 40


Apartment Building:
-------------------

Miscellaneous          4,560     1,110     4,439   1,110    4,439    5,549    1,540     1910     June 14, 1994           27.5


Industrial:
-----------

Miscellaneous         11,663     4,123    16,037   4,123   16,037   20,160    1,341    Various   Various                 40

Health Clubs:
-------------

Miscellaneous          4,685     2,233    11,455   2,233   11,455   13,688      581    Various   Various                 40
                       -----     -----    ------   -----   ------   ------      ---

                    $106,133   $37,880  $153,591 $37,880 $153,591 $191,471  $14,155
                    ========   =======  ======== ======= ======== ========  =======





                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                              Notes To Schedule III
              Consolidated Real Estate And Accumulated Depreciation

  (a)  Reconciliation of "Real Estate and  Accumulated Depreciation"
                       (Amounts In Thousands)

                                                                        Year Ended December 31,
                                                                        -----------------------
                                                               2003            2002              2001
                                                               ----            ----              ----

  Investment in real estate:

  Balance, beginning of year                                 $151,294        $127,227          $127,864

  Addition: Land, buildings and
      improvements                                             40,431          25,880               152
  Deductions:
      Cost of properties sold                                    (222)           (818)             (789)
  Contribution of real property to
         unconsolidated joint venture                               -            (995)                -
      Other                                                       (32)              -                 -
                                                             --------        --------          --------
  Balance, end of year                                       $191,471        $151,294          $127,227
                                                             ========        ========          ========


  Accumulated depreciation:

  Balance, beginning of year                                 $ 10,857        $  8,663          $  6,244

  Addition: depreciation                                        3,375           2,617             2,585
  Deductions:
      Accumulated depreciation
         related to properties sold                               (77)           (247)             (166)
      Contribution of real property to
         unconsolidated joint venture                               -            (176)                -
                                                             --------        --------          --------

  Balance, end of year                                       $ 14,155        $ 10,857          $  8,663
                                                             ========        ========          ========


  (b) The aggregate cost of the properties is approximately $4,394 lower for federal income tax purposes.
