Form 10-Q
period 2004-03-31
ONE LIBERTY PROPERTIES INC
filed 2004-05-10
CIK 712770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                          [X] Quarterly Report Pursuant
                            to Section 13 or 15(d) of
                             the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended March 31, 2004

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                        Commission File Number 001-09279

                          ONE LIBERTY PROPERTIES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

       MARYLAND                                         13-3147497
       -----------------------------------------------------------------
       (State or other jurisdiction of              (I.R.S. employer
        incorporation or organization)            identification number)

         60 Cutter Mill Road, Great Neck, New York              11021
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

                                Yes  X            No
                                    ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

As of May 6, 2004, the registrant had 9,725,599 shares of Common Stock outstanding.

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                  (Amounts in Thousands, Except Per Share Data)

                                                                                   March 31,           December 31,
                                                                                     2004                 2003
                                                                                     ----                 ----
                                                                                 (Unaudited)

Assets
Real estate investments, at cost
   Land                                                                             $  42,498          $  37,880
   Buildings and improvements                                                         172,037            153,591
                                                                                    ---------          ---------
                                                                                      214,535            191,471
           Less accumulated depreciation                                               15,147             14,155
                                                                                    ---------          ---------
                                                                                      199,388            177,316

   Investment in unconsolidated joint ventures                                         24,495             24,441
   Cash and cash equivalents                                                           28,834             45,944
   Unbilled rent receivable                                                             4,461              4,264
   Rent, interest, deposits and other receivables                                       3,514              3,323
   Investment in BRT Realty Trust-(related party)                                         717                867
   Deferred financing costs                                                             1,943              1,962
   Other assets (including available-for-sale securities
       of $160 and $146)                                                                1,328                972
                                                                                     --------           --------

           Total assets                                                              $264,680           $259,089
                                                                                     ========           ========

Liabilities and Stockholders' Equity
   Liabilities:
        Mortgages payable                                                           $ 112,692           $106,133
        Dividends payable                                                               3,193              3,400
        Accrued expenses and other liabilities                                          3,234              3,587
                                                                                    ---------         ----------

           Total liabilities                                                          119,119            113,120
                                                                                    ---------           --------

Commitments and contingencies                                                               -                  -

Stockholders' equity:
        Common stock, $1 par value; 25,000 shares
           authorized; 9,650 and 9,605 shares
           issued and outstanding                                                       9,650              9,605
        Paid-in capital                                                               131,468            130,863
        Accumulated other comprehensive income - net
           unrealized gain on available-for-sale securities                               689                823
        Unearned compensation                                                            (423)              (447)
        Accumulated undistributed net income                                            4,177              5,125
                                                                                     --------          ---------

           Total stockholders' equity                                                 145,561            145,969
                                                                                     --------          ---------

           Total liabilities and stockholders' equity                                $264,680           $259,089
                                                                                     ========           ========






    See accompanying notes to consolidated financial statements.


                   ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                        2004              2003
                                                                                        ----              ----

Revenues:
   Rental income                                                                       $ 5,558           $ 4,478
   Interest and other income (including $145
      in 2003 from an affiliated joint venture)                                             92               166
                                                                                       -------           -------
                                                                                         5,650             4,644
                                                                                       -------           -------
Expenses:
   Depreciation and amortization                                                         1,024               772
   Interest - mortgages payable                                                          2,011             1,579
   Interest - line of credit                                                                51               113
   General and administrative                                                              855               540
   Real estate expenses                                                                    140                96
                                                                                       -------           -------
                                                                                         4,081             3,100
                                                                                       -------           -------

Earnings before equity in earnings of unconsolidated
      joint ventures and gain on sale                                                    1,569             1,544

Equity in earnings of unconsolidated joint ventures                                        675               654
Gain on sale of available-for-sale securities                                                1                 -
                                                                                       -------           -------

Net income                                                                             $ 2,245           $ 2,198
                                                                                       =======           =======

Calculation of net income applicable to common stockholders:
Net income                                                                             $ 2,245           $ 2,198
Less: dividends on preferred stock                                                           -               259
                                                                                       -------           -------

Net income applicable to
   common stockholders                                                                 $ 2,245           $ 1,939
                                                                                       =======           =======

Weighted average number of common shares outstanding:
     Basic                                                                               9,635             5,636
                                                                                         =====             =====
     Diluted                                                                             9,669             5,667
                                                                                         =====             =====

Net income per common share:
     Basic                                                                             $   .23           $   .34
                                                                                       =======           =======
     Diluted                                                                           $   .23           $   .34
                                                                                       =======           =======

Cash distributions per share:
   Common stock                                                                        $   .33           $   .33
                                                                                       =======           =======
   Preferred stock                                                                     $     -           $   .40
                                                                                       =======           =======




         See accompanying notes to consolidated financial statements.


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

           For the three month period ended March 31, 2004 (unaudited)
                      and the year ended December 31, 2003
                             (Amounts in Thousands)



                                                                              Accumulated
                                                                                Other         Unearned    Accumulated
                                         Preferred    Common      Paid-in   Comprehensive      Compen-    Undistributed
                                           Stock      Stock      Capital        Income          sation      Net Income    Total
                                           -----      -----      -------        ------          ------      ----------    -----

Balances, January 1, 2003                  $10,693   $ 5,626      $65,646      $    312       $      -      $  6,417     $88,694

Distributions -
   common stock                                  -         -            -             -              -        (8,780)     (8,780)
Distributions -  preferred stock                 -         -            -             -              -        (1,037)     (1,037)
Exercise of options                              -        67          801             -              -             -         868
Shares issued through
   public offering                               -     3,737       60,811             -              -             -      64,548
Shares issued through
   dividend reinvestment plan                    -        61          943             -              -             -       1,004
Redemption of preferred stock              (10,693)      114        2,174             -              -             -      (8,405)
Issuance of restricted stock                     -         -          488             -           (488)            -           -
Comprehensive expense -
   restricted stock                              -         -            -             -             41             -          41
     Net income                                  -         -            -             -              -         8,525       8,525
     Other comprehensive income-
        net unrealized gain on
        available-for-sale securities            -         -            -           511              -             -         511
                                                                                                                         -------
Comprehensive income                                                                                                       9,036
                                          --------   -------     --------       -------        -------    ----------       -----

Balances, December 31, 2003                      -     9,605      130,863           823           (447)        5,125     145,969

Distributions -
   common stock                                  -         -            -             -              -        (3,193)     (3,193)
Exercise of options                              -        27          299             -              -             -         326
Shares issued through
   dividend reinvestment plan                    -        18          306             -              -             -         324
Compensation expense -
   restricted stock                              -         -            -             -             24             -          24
     Net income                                  -         -            -             -              -         2,245       2,245
     Other comprehensive income-
        net unrealized (loss) on
        available-for-sale securities            -         -            -          (134)             -             -        (134)
                                                                                                                           ------
Comprehensive income                                                                                                       2,111
                                          --------    -------     --------      -------     ----------   -----------       ------

Balances, March 31, 2004                  $      -    $ 9,650     $131,468      $   689       $  (423)      $  4,177    $145,561
                                          ========    =======     ========      =======       ========      ========    ========

        See accompanying notes to consolidated financial statements.



                   ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)
                                                                                                           Three Months Ended
                                                                                                                March 31,
                                                                                                        2004                2003
                                                                                                        ----                ----

Cash flows from operating activities:
   Net income                                                                                         $ 2,245             $ 2,198
   Adjustments to reconcile net income
     to net cash provided by operating activities:
   Gain on sale of available-for-sale securities                                                           (1)                  -
   Increase in rental income from straight-lining of rent                                                (197)               (322)
   Decrease in rental income from above/below market leases                                                 7                   -
   Restricted stock expense                                                                                24                   -
   Equity in earnings of unconsolidated joint ventures                                                   (675)               (654)
   Distributions from unconsolidated joint ventures                                                       621                 632
   Payments to minority interest by subsidiary                                                              -                  (9)
   Depreciation and amortization                                                                        1,024                 772
   Amortization of financing costs included in interest expense                                            91                  70
   Changes in assets and liabilities:
   (Increase) decrease in rent, interest, deposits and other receivables                                 (236)                236
   Decrease in accrued expenses and other liabilities                                                    (353)               (162)
                                                                                                     --------            --------
           Net cash provided by operating activities                                                    2,550               2,761
                                                                                                     --------            --------

Cash flows from investing activities:
   Additions to real estate                                                                           (16,316)             (1,630)
   Net proceeds from condemnation of real estate                                                            -                  32
   Investment in unconsolidated joint ventures                                                              -                 (10)
   Collection of mortgages receivable (including $61
     from an affiliated joint venture)                                                                      -                 317
   Net proceeds from sale of available-for-sale securities                                                  3                   -
   Purchase of available-for-sale securities                                                                -                 (10)
                                                                                                     --------            --------
           Net cash used in investing activities                                                      (16,313)             (1,301)
                                                                                                     ---------           ---------

Cash flows from financing activities:
   Repayment of mortgages payable                                                                        (525)               (355)
   Payment of financing costs                                                                             (72)               (325)
   Proceeds from bank line of credit, net                                                                   -               1,526
   Cash distributions - common stock                                                                   (3,400)             (1,856)
   Cash distributions - preferred stock                                                                     -                (259)
   Proceeds from the exercise of stock options                                                            326                 451
   Issuance of shares through dividend reinvestment plan                                                  324                  78
   Collection of note receivable - officer                                                                  -                   2
                                                                                                     --------            --------
           Net cash used in financing activities                                                       (3,347)               (738)
                                                                                                     ---------           --------

           Net (decrease) increase in cash and cash equivalents                                       (17,110)                722

Cash and cash equivalents at beginning of period                                                       45,944               2,624
                                                                                                      -------            --------
Cash and cash equivalents at end of period                                                            $28,834            $  3,346
                                                                                                      =======            ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                                                          $  1,938             $ 1,624
Supplemental schedule of non-cash investing and financing activities:
   Assumption of mortgages payable in connection with purchase of real estate                        $  7,085             $ 1,305






    See accompanying notes to consolidated financial statements.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results for the full year.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of One Liberty Properties, Inc., its wholly-owned subsidiaries and a majority-owned limited liability company ("LLC"), in which the Company held a 95% interest until September 8, 2003 when it purchased the 5% minority owned interest.

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence over, but does not control, these entities. One Liberty Properties, Inc., its subsidiaries and the LLC are hereinafter referred to as the "Company". Material intercompany items and transactions have been eliminated.

Certain amounts reported in previous consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current year's presentation.

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2 - Earnings Per Common Share

For the three months ended March 31, 2004 and 2003 basic earnings per share was determined by dividing net income applicable to common stockholders for the period by the weighted average number of shares of the Company's Common Stock outstanding during each period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company. For the three month periods ended March 31, 2004 and 2003 diluted earnings per share was determined by dividing net income applicable to common stockholders for the period by the total of the weighted average number of shares of Common Stock outstanding plus the dilutive effect of the Company's outstanding options and restricted stock (33,367 and 30,591 for the three months ended March 31, 2004 and 2003, respectively) using the treasury stock method. The Preferred Stock was not considered for the purpose of computing diluted earnings per share in 2003 because their assumed conversion was antidilutive.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 3 - Investment in Unconsolidated Joint Ventures

The Company is a member in four unconsolidated joint ventures which own and operate twelve properties. Summaries of the two most significant joint ventures, in which the Company was designated the managing member, are below.

The following tables present unaudited condensed financial statements for these two joint ventures (amounts in thousands):


                                Joint Venture #1

Condensed Balance Sheets                                         March 31, 2004             December 31, 2003
------------------------                                         --------------             -----------------
                                                                                                (audited)

Cash and cash equivalents                                           $    597                     $    695
Real estate investments, net                                          55,397                       55,684
Deferred financing costs                                                 580                          597
Unbilled rent receivable                                                 816                          712
Other assets                                                               -                            9
                                                                   ---------                     --------
Total assets                                                        $ 57,390                     $ 57,697
                                                                    ========                     ========

Mortgage loans payable                                              $ 33,216                     $ 33,414
Other liabilities                                                        597                          696
Equity                                                                23,577                       23,587
                                                                    --------                     --------
Total liabilities and equity                                        $ 57,390                     $ 57,697
                                                                    ========                     ========

Company's equity investment                                         $ 12,756                     $ 12,765
                                                                    ========                     ========




                                                                            Three Months Ended
                                                                                  March 31,
Condensed Statements of Operations                                          2004            2003
----------------------------------                                          ----            ----

Revenues, primarily rental income                                          $ 1,834        $ 1,835
                                                                           -------        -------

Depreciation and amortization                                                  288            288
Mortgage interest                                                              669            590
Operating expenses                                                              75             92
                                                                           -------        -------

Total expenses                                                               1,032            970
                                                                           -------        -------

Net income attributable to members                                         $   802        $   865
                                                                           =======        =======

Company's share of net income                                              $   401        $   216
                                                                           =======        =======

Amount recorded in income statement (A)                                    $   396        $   216
                                                                           =======        =======

Distributions received by the Company:
       From operations                                                     $   405        $   233
                                                                           =======        =======
       From mortgage proceeds                                              $     -        $     -
                                                                           =======        =======


(A) The difference between the carrying amount of the Company's investment in Joint Venture # 1 and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over 40 years.


                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 3 - Investment in Unconsolidated Joint Ventures (Continued)

                                Joint Venture #2


Condensed Balance Sheets                                         March 31, 2004             December 31, 2003
------------------------                                         --------------             -----------------
                                                                                                (audited)

Cash and cash equivalents                                           $    579                     $    799
Real estate investments, net                                          41,448                       41,532
Deferred financing costs                                                 475                          478
Unbilled rent receivable                                                 969(A)                       830
Other assets                                                             209                           21
                                                                    --------                     --------
Total assets                                                        $ 43,680                     $ 43,660
                                                                    ========                     ========

Mortgage loans payable                                              $ 26,027                     $ 26,171
Other liabilities                                                        637                          686
Equity                                                                17,016                       16,803
                                                                    --------                     --------
Total liabilities and equity                                        $ 43,680                     $ 43,660
                                                                    ========                     ========

Company's equity investment                                         $  8,402                     $  8,296
                                                                    ========                     ========



                                                                            Three Months Ended
                                                                                 March 31,
Condensed Statements of Operations                                         2004            2003
----------------------------------                                         ----            ----

Revenues, primarily rental income                                          $ 1,241(A)     $ 1,278
                                                                           -------        -------

Depreciation and amortization                                                  202            201
Mortgage interest                                                              519            355(B)
Operating expenses                                                              14             13
                                                                           -------        -------

Total expenses                                                                 735            569
                                                                           -------        -------

Net income attributable to members                                         $   506        $   709
                                                                           =======        =======

Company's share of net income                                              $   253        $   355
                                                                           =======        =======

Distributions received by the Company:
       From operations                                                     $   146        $   322
                                                                           =======        =======
       From mortgage proceeds                                              $     -        $     -
                                                                           =======        =======


  (A) For the three months ended March 31, 2004, a $142 reserve was taken against the $177 unbilled rent receivable that was accrued during the three months ended March 31, 2004 relating to two movie theaters leased to operators under common control.

  (B) Includes $145 for the three months ended March 31, 2003 of interest on three mortgages receivable held by the Company which were secured by one movie theater property. These mortgages were refinanced on May 2, 2003 and the joint venture paid in full the outstanding balance, totaling
        $6,179, due to the Company.


The Company participates in two other unconsolidated joint ventures, each of which owns one property. At March 31, 2004 and December 31, 2003 the Company's equity investment in these two joint ventures totaled $3,337,000 and $3,380,000, respectively and they contributed $26,000 and $83,000 in equity earnings for the three months ended March 31, 2004 and 2003, respectively.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 4 - Property Acquisitions

On March 1, 2004 and March 31, 2004, the Company purchased two single tenant properties in California and Tennessee, for a total consideration of approximately $23,100,000. The Company assumed a pre-existing first mortgage of $7,085,000 on one of these properties. In connection with the purchase price allocations for these acquisitions, the Company identified acquired intangible assets totaling in the aggregate $337,000. These intangibles are being amortized over the term of the respective underlying lease terms and the unamortized balance has been reflected in Other Assets in the accompanying consolidated balance sheets.

Note 5 - Common Stock Dividend Distributions

On March 10, 2004, the Board of Directors declared its regular quarterly cash distribution of $.33 per share on the Company's Common Stock which was paid on April 1, 2004 to stockholders of record on March 22, 2004.

Note 6 - Comprehensive Income

Comprehensive income for the three month periods ended March 31, 2004 and 2003 are as follows (amounts in thousands):


                                                 Three Months Ended
                                                     March 31,
                                                 2004          2003
                                                 ----          ----

Net income                                     $ 2,245      $  2,198
Other comprehensive income -
    Unrealized gain (loss) on
    available-for-sale securities                 (134)           18
                                               --------     --------

Comprehensive income                           $  2,111     $  2,216
                                               ========     ========

Accumulated other comprehensive income, which is solely comprised of the net unrealized gain on available-for-sale securities, was $689,000 and $330,000 at March 31, 2004 and 2003, respectively.

Note 7 - Restricted Stock

During the year ended December 31, 2003, the Company awarded 26,350 shares of restricted stock under its 2003 Incentive Plan. The 2003 Incentive Plan was approved by the Company's stockholders at the Annual Meeting of Stockholders held in June 2003. The total number of shares issuable under this Plan is 275,000. The restricted shares vest five years from the date of issuance and under certain circumstances may vest earlier. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the balance sheet until they vest. The Company records compensation expense over the vesting period, measuring the compensation cost based on the market value of the shares on the date awarded. For the three months ended March 31, 2004, the Company recorded $24,000 of compensation expense.

During April 2004, an additional 33,700 restricted shares were awarded under the 2003 Incentive Plan.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 8 - Unaudited Pro Forma Information

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three months ended March 31, 2004 as though the acquisitions of two properties in March 2004 were completed on January 1, 2004. The information does not purport to be indicative of what the operating results of the Company would have been had the acquisitions been consummated on January 1, 2004. (Amounts in thousands, except per share data.)


      Pro forma revenues                                            $ 6,098
      Pro forma net income                                            2,480
      Pro forma common shares - basic                                 9,635
      Pro forma common share and common
        share equivalents - diluted                                   9,669
          Basic                                                     $   .26
          Diluted                                                   $   .26

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

General

We are a self-administered real estate investment trust (REIT) and we primarily own real estate that we net lease to tenants. We currently own 38 properties, participate in four joint ventures that own a total of 12 properties and hold a 50% tenancy in common interest in one property. These 51 properties are located in 17 states.

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

During March 2004, we purchased two single tenant properties, including one megaplex stadium-style movie theater, located in two states, for a total consideration of $23.1 million. We assumed a pre-existing first mortgage of $7.1 million on one of these properties.

We are a venturer in two joint ventures organized to acquire and own megaplex stadium-style movie theaters. We own a 50% equity interest in each of these ventures with the same co-venturer. These joint ventures have acquired one partial stadium-style movie theater, one stadium-style movie theater under construction and eight megaplex stadium-style movie theaters for a total consideration of $100 million. Our equity investment in these ventures at March 31, 2004 was approximately $21 million, net of distributions from the joint ventures.


At March 31, 2004, excluding mortgages payable of our unconsolidated joint ventures, we had 28 outstanding mortgages payable, aggregating approximately $113 million in principal amount, each of which is secured by a first lien on individual real estate investments with an aggregate carrying value of approximately $169 million before accumulated depreciation. The mortgages bear interest at fixed rates ranging from 5.125% to 8.8%, and mature between 2005 and 2023.

Results of Operations

Comparison of Three Months Ended March 31, 2004 and 2003

Revenues

Our revenues consist primarily of rental income from tenants in our rental properties. Rental income increased by $1.1 million, or 24.1%, to $5.6 million for the three months ended March 31, 2004 from $4.5 million for the three months ended March 31, 2003. The rental income increase is primarily due to $1.1 million of rental revenues earned on seven properties acquired by us between February 2003 and March 2004. There were also minor increases in rental income at several of our other properties which were offset by rents that were not received from one vacant property and from a tenant that filed for bankruptcy protection. The tenant that filed for protection under Chapter XI of the Bankruptcy Act is currently paying post-petition rent.

Interest and other income decreased by $74,000, or 44.6%, to $92,000 for the three months ended March 31, 2004 from $166,000 for the three months ended March 31, 2003. The primary reason for the decrease was the loss of $145,000 in interest earned during the three months ended March 31, 2003 on short-term mortgages receivable acquired by us in connection with a movie theater acquisition by one of our joint ventures. The mortgages were paid in full in May, 2003. Offsetting this decrease was a $66,000 increase in interest earned on our investment of the balance of the net proceeds received from our October 2003 public offering in cash equivalents and treasury bills.

Our equity in earnings of unconsolidated joint ventures increased by $21,000, or 3.2%, to $675,000 for the three months ended March 31, 2004 from $654,000 for the three months ended March 31, 2003. The increase is due to a combination of factors including our purchase of an additional 25% interest in one of our movie theater joint ventures as of October 1, 2003, offset in part by an increase in mortgage interest expense in the other movie theater joint venture. There was also a decrease in rental income at another joint venture due to the bankruptcy filing by its tenant.

We will continue to acquire, solely for our own account, improved commercial properties in accordance with our business and investment strategies. We may from time to time acquire other properties with joint venture partners.


Expenses

Depreciation and amortization expense increased by $252,000, or 32.6%, to $1,024,000 for the three months ended March 31, 2004 from $772,000 for the three months ended March 31, 2003. The increase in depreciation and amortization expense was primarily due to the acquisition of seven properties between February 2003 and March 2004.

Interest-mortgages payable increased by $432,000, or 27.4%, to $2,011,000 for the three months ended March 31, 2004, from $1,579,000 for the three months ended March 31, 2003. This increase resulted from two mortgages placed on two properties in October 2003, the assumption of mortgages in connection with the purchase of four properties between February 2003 and September 2003 and the refinancing of one property.

Interest-line of credit, which includes amortization of deferred mortgage costs in 2004 and a 1/4% unused facility fee in both years, decreased by $62,000 to $51,000 for the three months ended March 31, 2004 from $113,000 for the three months ended March 31, 2003. This decrease resulted from our repayment of all of the outstanding indebtedness under our line of credit during 2003 using the proceeds received from our sale of securities in October 2003.

General and administrative expenses increased $315,000, or 58.3%, to $855,000 for the three months ended March 31, 2004 from $540,000 for the three months ended March 31, 2003. This increase was primarily due to a $101,000 non-recurring fee for the initial listing of our common stock on the New York Stock Exchange in January 2004. (Prior to that, our stock traded on the American Stock Exchange.) In addition, general and administrative expenses increased due to a $67,000 increase in payroll and payroll expenses for the three months ended March 31, 2004, including an increase of approximately $42,000 for executive and support personnel, primarily for legal and accounting services, allocated to us pursuant to a Shared Services Agreement among us and related entities. This increase in the allocated payroll expenses resulted from an increase in our level of business activity, primarily property acquisitions, the negotiation of an increased revolving credit facility, mortgage refinancings, compliance with the Sarbanes-Oxley Act and new accounting pronouncements. The increase in payroll expenses is also due to a $25,000 increase in the annual base salary and an increase of $50,000 in the annual bonus to our president and chief executive officer. Also included in the three months ended March 31, 2004 is compensation expense of $24,000 relating to the issuance of restricted stock, with no comparable expense in the March 31, 2003 quarter. The balance of the increase in general and administrative expenses for the three months ended March 31, 2004 is due to an increase in a number of items including professional fees of approximately $63,000, an increase in state taxes of approximately $14,000 and travel and other miscellaneous expenses of approximately $46,000, all primarily due to our increased business activity.

Real estate expenses increased by $44,000, or 45.8%, to $140,000 for the three months ended March 31, 2004, from $96,000 for the three months ended March 31, 2003. This increase was primarily due to legal fees relating to properties, as well as utilities and real estate tax expense on one vacant property. Additionally, the three months ended March 31, 2004 includes the amortization of leasing commissions and non-recurring landlord repairs.

Liquidity and Capital Resources

We had cash and cash equivalents of $28.8 million at March 31, 2004. Our primary sources of liquidity are cash and cash equivalents, our revolving credit facility and cash generated from operating activities, including mortgage financings. We have a $30 million revolving credit facility with Valley National Bank, Merchants Bank Division and Bank Leumi, USA. This facility is available to us to pay down existing mortgages, to fund the acquisition of properties or to invest in joint ventures. The facility matures on March 21, 2005. Borrowings under the facility bear interest at the bank's prime rate, currently 4%, and there is an unused facility fee of one-quarter of 1% per annum. Net proceeds received from the sale or refinancing of properties are required to be used to repay amounts outstanding under the facility if proceeds from the facility were used to purchase or refinance the properties. There is currently no balance outstanding under the facility. We are currently negotiating for an increase in the amount available under the credit facility.

We are involved in various stages of negotiation with respect to the acquisition of additional net leased properties. We will use cash provided from operations, cash provided from mortgage financings, the balance of the funds available from the recently completed public offering and funds available under our credit facility to fund additional acquisitions.

The following sets forth our contractual cash obligations as of March 31, 2004, all of which relate to interest and amortization payments and balances due at maturity under outstanding mortgages secured by our properties, for the periods indicated (amounts in thousands):


                                                             Less than        1 - 3          4 - 5       More than
Contractual Obligations                     Total             1 Year          Years          Years        5 Years
-----------------------                     -----             ------          -----          -----       --------

Mortgages payable -
   Interest and amortization              $  99,418          $ 10,105       $ 19,354     $ 18,332       $ 51,627

Mortgages payable -
   Balances due at maturity                  74,544                 -         10,522        7,984         56,038
                                           --------          --------       --------     --------       --------

Total                                      $173,962          $ 10,105       $ 29,876     $ 26,316       $107,665


As of March 31, 2004, we had outstanding approximately $113 million in long-term mortgage indebtedness (excluding mortgage indebtedness of our unconsolidated joint ventures), all of which is non-recourse (subject to standard carve-outs). We expect that debt service payments of approximately $29.5 million due in the next three years will be paid primarily from cash generated from our operations. We anticipate that loan maturities of approximately $10.5 million due in the next three years will be paid primarily from mortgage financings or refinancings. If we are not successful in refinancing our existing indebtedness or financing our unencumbered properties, our cash flow, funds available under our credit facility and available cash, if any, may not be sufficient to repay all maturing debt when payments become due, and we may be forced to sell additional equity or dispose of properties on disadvantageous terms.

We had no outstanding contingent commitments, such as guarantees of indebtedness, or any other contractual cash obligations at March 31, 2004.

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

Item 3. - Quantitative and Qualitative Disclosures About Market Risks

All of our long-term mortgage debt bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that the Company incurs under these mortgages. The Company's credit line is a variable rate facility which is sensitive to interest rates. However, at March 31, 2004, no amounts were outstanding under the facility.

Item 4. - Controls and Procedures

As required under Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2004 are effective.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the first quarter of the fiscal year ending December 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

           (a)  Exhibits

           Exhibit 31.1 Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           Exhibit 31.2 Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           Exhibit 32.1 Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           Exhibit 32.2 Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           (b)  Reports on Form 8-K

           A Form 8-K was filed on January 6, 2004 to (a) report the redemption of all of the Company's outstanding shares of preferred stock and (b) to announce that the Company had applied for listing of its common stock on the New York Stock Exchange.

           A Form 8-K was filed on March 12, 2004 which attached the press release issued on March 11, 2004 disclosing information regarding the results of operations for the quarter and year ended December 31, 2003 and financial condition at December 31, 2003.

                          ONE LIBERTY PROPERTIES, INC.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          One Liberty Properties, Inc.
                          ----------------------------
                                  (Registrant)






May 10, 2004                /s/ Jeffrey Fishman
------------               --------------------
Date                       Jeffrey Fishman
                           President and
                           Chief Executive Officer
                           (authorized officer)




May 10, 2004                /s/ David W. Kalish
------------               -------------------------------
Date                       David W. Kalish
                           Senior Vice President and
                           Chief Financial Officer
                           (principal financial officer)

                                  EXHIBIT 31.1
                                  CERTIFICATION

   I, Jeffrey Fishman, President and Chief Executive Officer of One Liberty Properties, Inc. certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 of One Liberty Properties, Inc.

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


   Date:   May 10, 2004
                                       /s/ Jeffrey Fishman
                                       -------------------
                                       Jeffrey Fishman
                                       President and Chief Executive Officer

                                  EXHIBIT 31.2
                                  CERTIFICATION

   I, David W. Kalish, Senior Vice President and Chief Financial Officer of One Liberty Properties, Inc. certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 of One Liberty Properties, Inc.

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

Date:   May 10, 2004                     /s/ David W. Kalish
                                         ------------------------
                                         David W. Kalish
                                         Senior Vice President
                                         and Chief Financial Officer

                                  EXHIBIT 32.1

             CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, Jeffrey Fishman, President and Chief Executive Officer of One Liberty Properties, Inc., (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report").

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   May 10, 2004                       /s/ Jeffrey Fishman
                                           ----------------------
                                           Jeffrey Fishman
                                           President and Chief Executive Officer

                                  EXHIBIT 32.2

       CERTIFICATION OF SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, David W. Kalish, Senior Vice President and Chief Financial Officer of One Liberty Properties, Inc. (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report").

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   May 10, 2004                         /s/ David W. Kalish
                                            --------------------------------
                                            David W. Kalish
                                            Senior Vice President
                                            and Chief Financial Officer