Form 10-Q
period 2004-06-30
ONE LIBERTY PROPERTIES INC
filed 2004-08-09
CIK 712770

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                          [X] Quarterly Report Pursuant
                            to Section 13 or 15(d) of
                             the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended June 30, 2004

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                        Commission File Number 001-09279
                                               ---------

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

                               Yes  X            No  _
                                   ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

As of August 4, 2004, the registrant had 9,746,980 shares of Common Stock outstanding.

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in Thousands, Except Per Share Data)

                                                                                     June 30,         December 31,
                                                                                       2004              2003
                                                                                   -----------        -----------
                                                                                   (Unaudited)

Assets
Real estate investments, at cost
   Land                                                                             $  43,630          $  37,880
   Buildings and improvements                                                         176,478            153,591
                                                                                    ---------          ---------
                                                                                      220,108            191,471
           Less accumulated depreciation                                               16,249             14,155
                                                                                    ---------          ---------
                                                                                      203,859            177,316

   Investment in unconsolidated joint ventures                                         24,450             24,441
   Cash and cash equivalents                                                           20,915             45,944
   Unbilled rent receivable                                                             4,680              4,264
   Escrow deposits and other receivables                                                3,667              3,323
   Investment in BRT Realty Trust-(related party)                                         586                867
   Deferred financing costs                                                             2,468              1,962
   Other assets (including available-for-sale securities
       of $148 and $146)                                                                1,515                972
                                                                                     --------           --------

           Total assets                                                              $262,140           $259,089
                                                                                     ========           ========

Liabilities and Stockholders' Equity
   Liabilities:
        Mortgages payable                                                            $112,092           $106,133
        Dividends payable                                                               3,210              3,400
        Accrued expenses and other liabilities                                          2,003              3,587
                                                                                     --------           --------

           Total liabilities                                                          117,305            113,120
                                                                                     --------           --------

Commitments and contingencies                                                               -                  -

Stockholders' equity:
        Common stock, $1 par value; 25,000 shares
           authorized; 9,667 and 9,605 shares
           issued and outstanding                                                       9,667              9,605
        Paid-in capital                                                               132,478            130,863
        Accumulated other comprehensive income - net
           unrealized gain on available-for-sale securities                               546                823
        Unearned compensation                                                          (1,044)              (447)
        Accumulated undistributed net income                                            3,188              5,125
                                                                                     --------           --------

           Total stockholders' equity                                                 144,835            145,969
                                                                                     --------           --------

           Total liabilities and stockholders' equity                                $262,140           $259,089
                                                                                     ========           ========







                    See accompanying notes to consolidated financial statements.



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                          Three Months Ended            Six Months Ended
                                                                               June 30,                     June 30,
                                                                               --------                     --------
                                                                         2004           2003            2004        2003
                                                                         ----           ----            ----        ----

Revenues:
   Rental income                                                       $ 6,137          $ 4,513        $11,695      $ 8,990
   Interest and other income (including $49 and
      $194 in 2003 from an affiliated joint venture)                        61               70            153          236
                                                                      --------         --------       --------     --------
                                                                         6,198            4,583         11,848        9,226
                                                                      --------         --------       --------     --------
Expenses:
   Depreciation and amortization                                         1,138              782          2,161        1,553
   Interest - mortgages payable                                          2,106            1,593          4,117        3,172
   Interest - line of credit                                                76               97            128          210
   General and administrative                                              746              525          1,601        1,065
   Real estate expenses                                                    206              180            346          276
                                                                      --------         --------       --------      -------
                                                                         4,272            3,177          8,353        6,276
                                                                      --------         --------       --------      -------

Earnings before equity in earnings of unconsolidated
      joint ventures and gain on sale                                    1,926            1,406          3,495        2,950

Equity in earnings of unconsolidated joint ventures                        295              588            970        1,243
Gain on sale of available-for-sale securities                                -                -              1            -
Gain on sale of real estate                                                  -               14              -           14
                                                                      --------         --------       --------     --------

Net income                                                             $ 2,221          $ 2,008        $ 4,466      $ 4,207
                                                                       =======          =======        =======      =======

Calculation of net income applicable to common stockholders:
Net income                                                             $ 2,221          $ 2,008        $ 4,466      $ 4,207
Less: dividends on preferred stock                                           -              259              -          518
                                                                       --------         -------        -------      -------

Net income applicable to
   common stockholders                                                 $ 2,221          $ 1,749        $ 4,466      $ 3,689
                                                                       =======          =======        =======      =======

Weighted average number of common shares outstanding:
     Basic                                                               9,721            5,683          9,691        5,660
                                                                         =====            =====          =====        =====
     Diluted                                                             9,736            5,715          9,712        5,691
                                                                         =====            =====          =====        =====

Net income per common share:
     Basic                                                            $    .23         $    .31       $    .46      $   .65
                                                                       =======         ========       ========      =======
     Diluted                                                          $    .23         $    .31       $    .46      $   .65
                                                                      ========         ========       ========      =======

Cash distributions per share:
   Common stock                                                       $    .33         $    .33       $    .66      $   .66
                                                                      ========         ========       ========      =======
   Preferred stock                                                    $      -         $    .40       $      -      $   .80
                                                                      ========         ========       ========      =======




            See accompanying notes to consolidated financial statements.



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

            For the six month period ended June 30, 2004 (unaudited)
                      and the year ended December 31, 2003
                             (Amounts in Thousands)


                                                                               Accumulated
                                                                                  Other       Unearned     Accumulated
                                         Preferred     Common      Paid-in    Comprehensive    Compen-    Undistributed
                                           Stock        Stock      Capital       Income        sation       Net Income     Total
                                           -----        -----      -------       ------        ------      -----------     -----

Balances, January 1, 2003                 $10,693     $ 5,626      $65,646      $    312      $      -      $  6,417      $88,694

Distributions -
   common stock                                 -           -            -             -             -        (8,780)      (8,780)
Distributions -
   preferred stock                              -           -            -             -            -        (1,037)      (1,037)
Exercise of options                             -          67          801             -            -             -          868
Shares issued through
   public offering                              -       3,737       60,811             -            -             -       64,548
Shares issued through
   dividend reinvestment plan                   -          61          943             -            -             -        1,004
Redemption of preferred stock             (10,693)        114        2,174             -            -             -       (8,405)
Issuance of restricted stock                    -           -          488             -         (488)            -            -
Compensation expense -
   restricted stock                             -           -            -             -           41             -           41
     Net income                                 -           -            -             -            -         8,525        8,525
     Other comprehensive income-
        net unrealized gain on
        available-for-sale securities           -           -            -           511            -             -          511
                                                                                                                          -------
Comprehensive income                                                                                                       9,036
                                          -------     -------     --------      --------     --------       -------      --------

Balances, December 31, 2003                     -       9,605      130,863           823         (447)        5,125      145,969

Distributions -
   common stock                                 -           -            -             -            -        (6,403)      (6,403)
Exercise of options                             -          27          298             -            -             -          325
Shares issued through
   dividend reinvestment plan                   -          33          617             -            -             -          650
Issuance of restricted stock                    -           -          702             -         (702)            -            -
Restricted stock vesting                        -           2           (2)            -            -             -            -
Compensation expense -
   restricted stock                             -           -            -             -          105             -          105
     Net income                                 -           -            -             -            -         4,466        4,466
     Other comprehensive income-
        net unrealized (loss) on
        available-for-sale securities           -           -            -          (277)           -             -         (277)
                                                                                                                          -------
Comprehensive income                                                                                                        4,189
                                          -------     -------     --------     ---------      --------      -------      --------

Balances, June 30, 2004                   $     -     $ 9,667     $132,478     $     546      $ (1,044)    $  3,188      $144,835
                                          =======     =======     ========     =========      ========     ========      ========


                 See accompanying notes to consolidated financial statements.


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                        2004                2003
                                                                                        ----                ----

Cash flows from operating activities:
Net income                                                                            $ 4,466             $ 4,207
   Adjustments to reconcile net income
     to net cash provided by operating activities:
   Gain on sale of available-for-sale securities                                           (1)                  -
   Gain on sale of real estate                                                              -                 (14)
   Increase in rental income from straight-lining of rent                                (416)               (632)
   Decrease in rental income from amortization of
     intangibles relating to leases                                                        18                   -
   Amortization of restricted stock expense                                               105                   -
   Equity in earnings of unconsolidated joint ventures                                   (970)             (1,243)
   Distributions from unconsolidated joint ventures                                     1,211               1,217
   Payments to minority interest by subsidiary                                              -                  (9)
   Depreciation and amortization                                                        2,161               1,553
   Amortization of financing costs included in interest expense                           201                 149
   Changes in assets and liabilities:
   Increase in rent, interest, deposits and other receivables                            (482)             (2,247)
   (Decrease) increase in accrued expenses and other liabilities                         (340)                 87
                                                                                      -------             -------
           Net cash provided by operating activities                                    5,953               3,068
                                                                                      -------             -------

Cash flows from investing activities:
   Additions to real estate                                                           (23,284)            (7,167)
   Net proceeds from sale of real estate                                                    -                159
   Net proceeds from condemnation of real estate                                            -                 32
   Investment in unconsolidated joint ventures                                           (250)               (10)
   Distributions of refinancing proceeds from unconsolidated
     joint ventures                                                                         -              6,859
   Collection of mortgages receivable (including $6,260
     from an affiliated joint venture)                                                      -              6,516
   Net proceeds from sale of available-for-sale securities                                  3                  -
   Purchase of available-for-sale securities                                                -                (11)
                                                                                      -------            -------
           Net cash (used in) provided by investing activities                        (23,531)             6,378
                                                                                      -------            -------

Cash flows from financing activities:
   Repayment of mortgages payable                                                      (1,126)              (693)
   Proceeds from mortgages payable                                                          -              4,662
   Payment of financing costs                                                            (708)              (711)
   Proceeds from bank line of credit, net                                                   -             (7,000)
   Cash distributions - common stock                                                   (6,593)            (3,725)
   Cash distributions - preferred stock                                                     -               (518)
   Proceeds from the exercise of stock options                                            326                 501
   Issuance of shares through dividend reinvestment plan                                  650                 379
   Collection of note receivable - officer                                                  -                   4
                                                                                      -------             -------
           Net cash used in financing activities                                       (7,451)             (7,101)
                                                                                      -------             -------

           Net (decrease) increase in cash and cash equivalents                       (25,029)              2,345

Cash and cash equivalents at beginning of period                                       45,944               2,624
                                                                                     --------            --------
Cash and cash equivalents at end of period                                           $ 20,915            $  4,969
                                                                                     ========            ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                                          $  4,010            $  3,247
Supplemental schedule of non-cash investing and financing activities:
   Assumption of mortgages payable in connection with purchase of real estate        $  7,085            $  1,305



            See accompanying notes to consolidated financial statements.


                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 2004 and for the six and three months ended June 30, 2004 and 2003 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the six and three months ended June 30, 2004 are not necessarily indicative of the results for the full year.

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

Note 2 - Earnings Per Common Share

For the six and three months ended June 30, 2004 and 2003 basic earnings per share was determined by dividing net income applicable to common stockholders for the period by the weighted average number of shares of the Company's Common Stock outstanding during each period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company. For the six and three month periods ended June 30, 2004 and 2003 diluted earnings per share was determined by dividing net income applicable to common stockholders for the period by the total of the weighted average number of shares of Common Stock outstanding plus the dilutive effect of the Company's outstanding options (20,405 and 14,797 for the six and three months ended June 30, 2004 and 31,412 and 32,233 for the six and three months ended June 30, 2003, respectively) using the treasury stock method. The Preferred Stock (which was redeemed in December 2003) was not considered for the purpose of computing diluted earnings per share in 2003 because their assumed conversion was antidilutive.

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

The following tables present unaudited condensed financial statements for these two joint ventures (amounts in thousands):

                                Joint Venture #1

Condensed Balance Sheets                                          June 30, 2004             December 31, 2003
------------------------                                          -------------             -----------------
                                                                                                (audited)
Cash and cash equivalents                                           $    476                     $    695
Real estate investments, net                                          55,110                       55,684
Deferred financing costs                                                 562                          597
Unbilled rent receivable                                                 921                          712
Other assets                                                               -                            9
                                                                    --------                     --------
Total assets                                                        $ 57,069                     $ 57,697
                                                                    ========                     ========

Mortgage loans payable                                              $ 33,015                     $ 33,414
Other liabilities                                                        489                          696
Equity                                                                23,565                       23,587
                                                                    --------                     --------
Total liabilities and equity                                        $ 57,069                     $ 57,697
                                                                    ========                     ========

Company's equity investment                                         $ 12,745                     $ 12,765
                                                                    ========                     ========



                                                                    Three Months Ended              Six Months Ended
                                                                         June 30,                       June 30,
Condensed Statements of Operations                                 2004             2003           2004           2003
----------------------------------                                 ----             ----           ----           ----

Revenues, primarily rental income                                $ 1,834          $ 1,834        $ 3,667        $ 3,669
                                                                 -------          -------        -------        -------

Depreciation and amortization                                        289              288            577            576
Mortgage interest                                                    665              648          1,334          1,239
Operating expenses                                                    81               49            156            140
                                                                 -------          -------        -------        -------

Total expenses                                                     1,035              985          2,067          1,955
                                                                 -------          -------        -------        -------

Net income attributable to members                               $   799          $   849        $ 1,600        $ 1,714
                                                                 =======          =======        =======        =======

Company's share of net income                                    $   399          $   212        $   800        $   429
                                                                 =======          =======        =======        =======

Amount recorded in income statement (A)                          $   394          $   212        $   790        $   429
                                                                 =======          =======        =======        =======

Distributions received by the Company:
       From operations                                           $   406          $   226        $   811        $   459
                                                                 =======          =======        =======        =======
       From mortgage proceeds                                    $     -          $ 1,345        $     -        $ 1,345
                                                                 =======          =======        =======        =======


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

              One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 3 - Investment in Unconsolidated Joint Ventures (Continued)

                                Joint Venture #2

Condensed Balance Sheets                                          June 30, 2004             December 31, 2003
------------------------                                          -------------             -----------------
                                                                                                (audited)

Cash and cash equivalents                                           $    798                     $    799
Real estate investments, net                                          41,548                       41,532
Deferred financing costs                                                 467                          478
Unbilled rent receivable                                                 664(A)                       830
Other assets                                                               -                           21
                                                                    --------                     --------
Total assets                                                        $ 43,477                     $ 43,660
                                                                    ========                     ========

Mortgage loans payable                                              $ 25,888                     $ 26,171
Other liabilities                                                        667                          686
Equity                                                                16,922                       16,803
                                                                    --------                     --------
Total liabilities and equity                                        $ 43,477                     $ 43,660
                                                                    ========                     ========

Company's equity investment                                         $  8,355                     $  8,296
                                                                    ========                     ========


                                                               Three Months Ended               Six Months Ended
                                                                   June 30,                          June 30,
Condensed Statements of Operations                           2004             2003             2004             2003
----------------------------------                           ----             ----             ----             ----

Revenues, primarily rental income                         $    436(A)      $  1,278        $  1,677(A)       $  2,556
                                                          --------         --------         -------          --------

Depreciation and amortization                                  202              200             404               402
Mortgage interest                                              517              470(B)        1,036               824(B)
Operating expenses                                              19               12              33                25
                                                          --------         --------        --------          --------

Total expenses                                                 738              682           1,473             1,251
                                                          --------         --------        --------          --------

Net income (loss) attributable to members                 $   (302)        $    596        $    204          $  1,305
                                                          =========        ========        ========          ========

Company's share of net income (loss)                      $   (151)        $    298        $    102          $    652
                                                          =========        ========        ========          ========

Distributions received by the Company:
       From operations                                    $    146         $    249        $    292          $    570
                                                          ========         ========        ========          ========
       From mortgage proceeds                             $      -         $  5,514        $      -          $  5,514
                                                          ========         ========        ========          ========


  (A) At June 30, 2004, a reserve was taken against the entire balance of unbilled rent receivable relating to two movie theaters leased to operators under common control. This reserve amounted to $728 and $586 for the six and three months ended June 30, 2004. This operator has not paid rent due on one of these theaters for four months. The Company has commenced legal proceedings against the tenant and has been negotiating a restructuring of the lease with the tenant.

  (B) Includes $194 and $49 for the six and three months ended June 30, 2003 of interest on three mortgages receivable held by the Company which were secured by one movie theater property. These mortgages were refinanced on May 2, 2003 and the joint venture paid in full the outstanding balance, totaling $6,179, due to the Company.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 3 - Investment in Unconsolidated Joint Ventures (Continued)

The Company participates in two other unconsolidated joint ventures, each of which owns one property. At June 30, 2004 and December 31, 2003 the Company's equity investment in these two joint ventures totaled $3,350,000 and $3,380,000, respectively and they contributed $78,000 and $162,000 in equity earnings for the six months ended June 30, 2004 and 2003, and $52,000 and $78,000 for the three months ended June 30, 2004 and 2003, respectively.

Note 4 - Property Acquisitions

On May 19, 2004, the Company purchased, in a single transaction, two free standing retail buildings located in Georgia, for a total consideration of approximately $5,600,000, which was paid in cash.

On March 1, 2004 and March 31, 2004, the Company purchased two single tenant properties located in California and Tennessee, for a total consideration of approximately $23,100,000. The Company assumed a pre-existing first mortgage of $7,085,000 on the Tennessee property.

In connection with the purchase price allocations for all of these acquisitions, the Company identified acquired intangible assets totaling in the aggregate $489,000. These intangibles are being amortized over the term of the respective underlying lease terms and the unamortized balance has been reflected in Other Assets in the accompanying consolidated balance sheets.

Note 5 - Common Stock Dividend Distribution

On June 14, 2004, the Board of Directors declared its regular quarterly cash distribution of $.33 per share on the Company's Common Stock which was paid on July 2, 2004 to stockholders of record on June 24, 2004.

Note 6 - Comprehensive Income


Comprehensive income for the six and three month periods ended June 30, 2004 and 2003 are as follows (amounts in thousands):


                                                             Three Months Ended            Six Months Ended
                                                                   June 30,                     June 30,
                                                                   --------                     --------
                                                              2004         2003            2004          2003
                                                              ----         ----            ----          ----


Net income                                                  $  2,221     $  2,008       $  4,466       $  4,207
Other comprehensive income -
    Unrealized gain (loss) on
    available-for-sale securities                               (143)          81           (277)            99
                                                            --------     --------       --------       --------

Comprehensive income                                        $  2,078     $  2,089       $  4,189       $  4,306
                                                            ========     ========       ========       ========


Accumulated other comprehensive income, which is solely comprised of the net unrealized gain on available-for-sale securities was $546,000 and $411,000 at June 30, 2004 and 2003, respectively.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 7 - Restricted Stock

During the quarter ended June 30, 2004, the Company awarded 35,700 shares of restricted stock under its 2003 Incentive Plan. The 2003 Incentive Plan was approved by the Company's stockholders at the Annual Meeting of Stockholders held in June 2003. As of June 30, 2004 a total of 62,050 shares have been issued under this Plan. The total number of shares issuable under this Plan is 275,000. The restricted shares vest five years from the date of issuance and under certain circumstances may vest earlier. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the balance sheet until they vest. The Company records compensation expense over the vesting period, measuring the compensation cost based on the market value of the shares on the date awarded. For the six and three months ended June 30, 2004, the Company recorded $105,000 and $81,000 of compensation expense. This includes $28,000, for both the six and three month periods, of compensation expense recorded due to the accelerated vesting of 1,750 shares of restricted stock that had been awarded to a retired board member.

Note 8 - Line of Credit

On June 4, 2004, the Company consummated an amendment to its existing $30,000,000 revolving credit facility to add two new lenders and to increase the total amount of the facility to $62,500,000. The lenders are Valley National Bank, Merchants Bank Division, Bank Leumi USA, Israel Discount Bank of New York and Manufacturers and Traders Trust Company. This facility is available to the Company to pay down existing mortgages, to fund the acquisition of properties or to invest in joint ventures. The facility matures on March 31, 2007. Borrowings under the facility bear interest at the lower of LIBOR plus 2.5% or at the bank's prime rate and there is an unused facility fee of one-quarter of 1% per annum. Net proceeds received from the sale or refinancing of properties are required to be used to repay amounts outstanding under the facility if proceeds from the facility were used to purchase or refinance the properties. There is currently no balance outstanding under the facility.

Note 9 - Subsequent Event

On July 16, 2004, the Company sold a retail property, which had been vacant since February 2003 for a sales price of $1,340,000 and realized a gain of approximately $13,000.

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

General

We are a self-administered real estate investment trust (REIT) and we primarily own real estate that we net lease to tenants. At June 30, 2004, we own 39 properties, participate in four joint ventures that own a total of 12 properties and hold a 50% tenancy in common interest in one property. These 52 properties are located in 17 states.

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

During May 2004, we purchased in a single transaction, two free-standing retail buildings which are leased to two tenants for a total consideration of $5.6 million, which was paid in cash. During March 2004, we purchased two single tenant properties including one megaplex stadium-style movie theater, in two states, for a total consideration of $23.1 million. We assumed a pre-existing first mortgage of $7.1 million on one of these properties.

We are a venturer in two joint ventures organized to acquire and own megaplex stadium-style movie theaters. We own a 50% equity interest in each of these ventures with the same co-venturer. These joint ventures have acquired one partial stadium-style movie theater, one stadium-style movie theater under construction and eight megaplex stadium-style movie theaters for a total consideration of $100 million. Our equity investment in these ventures at June 30, 2004 was approximately $21 million, net of distributions from the joint ventures.

At June 30, 2004, excluding mortgages payable of our unconsolidated joint ventures, we had 28 outstanding mortgages payable, aggregating approximately $112 million in principal amount, each of which is secured by a first lien on individual real estate investments with an aggregate carrying value of approximately $169 million before accumulated depreciation. The mortgages bear interest at fixed rates ranging from 5.125% to 8.8%, and mature between 2005 and 2023.

Results of Operations

Comparison of Six and Three Months Ended June 30, 2004 and 2003

Revenues

Our revenues consist primarily of rental income from tenants in our rental properties. Rental income increased by $2.7 million, or 30.1%, to $11.7 million for the six months ended June 30, 2004 from $9 million for the six months ended June 30, 2003. For the three months ended June 30, 2004, rental income increased $1.6 million, or 36%, to $6.1 million from $4.5 million for the three months ended June 30, 2003. The rental income increase is primarily due to $2.6 million and $1.5 million of rental revenues earned on eight properties acquired by us between February 2003 and May 2004. There were also minor increases in rental income at several of our other properties offset by rents that were not received from one vacant property and from a tenant that filed a bankruptcy petition. The tenant that filed for protection under Chapter XI of the Bankruptcy Act had paid post-petition rent from March 3, 2004 through June 11, 2004.

Interest and other income decreased by $83,000, or 35.2%, to $153,000 for the six months ended June 30, 2004 from $236,000 for the six months ended June 30, 2003. Interest and other income decreased by $9,000 to $61,000, or 12.9%, for the three months ended June 30, 2004 from $70,000 for the three months ended June 30, 2003. The primary reason for the decrease was the reduction in interest earned of $194,000 and $49,000 during the six and three months ended June 30, 2003 on short-term mortgages receivable acquired by us in connection with a movie theater acquisition by one of our joint ventures. The mortgages were paid in full in May 2003. Offsetting this decrease were increases of $105,000 and $39,000 in interest earned on our investment of the balance of the net proceeds received from our October 2003 public offering in cash equivalents and treasury bills.

Our equity in earnings of unconsolidated joint ventures decreased by $273,000, or 22%, to $970,000 for the six months ended June 30, 2004 from $1,243,000 for the six months ended June 30, 2003. For the three months ended June 30, 2004, equity in earnings of unconsolidated joint ventures decreased by $293,000, or 49.8%, to $295,000 from $588,000 for the three months ended June 30, 2003. For the six and three months ended June 30, 2004, reserves amounting to $728,000 and $586,000 were taken by one of our joint ventures against the unbilled rent receivable balances relating to two movie theaters leased to operators under common control. In addition, rental income for one of these theaters is delinquent for four months and has not been accrued. The Company is pursuing its legal remedies against the delinquent operator and is in the process of negotiating a restructuring of the lease. Accordingly, our equity in earnings of this venture decreased by $550,000 and $404,000 for the six and three months ended June 30, 2004, respectively. There was also a decrease in rental income at another joint venture due to the bankruptcy filing by its tenant. These decreases were offset in part by our purchase of an additional 25% interest in one of our movie theater joint ventures as of October 1, 2003 resulting in an increase in our equity in earnings from this venture.

We will continue to acquire, solely for our own account, improved commercial properties in accordance with our business and investment strategies. We may from time to time acquire other properties with joint venture partners.

Expenses

Depreciation and amortization expense increased by $608,000, or 39.2%, and $356,000, or 45.5%, to $2.2 million and $1.1 million for the six and three months ended June 30, 2004 from $1.6 million and $782,000 for the six and three months ended June 30, 2003. The increase in depreciation and amortization expense was primarily due to the acquisition of eight properties between February 2003 and May 2004.

Interest-mortgages payable increased by $945,000, or 29.8%, and $513,000, or 32.2%, to $4.1 million and $2.1 million for the six and three months ended June 30, 2004, from $3.2 million and $1.6 million for the six and three months ended June 30, 2003. This increase resulted from mortgages placed on two properties in October 2003, the assumption of mortgages in connection with the purchase of four properties between February 2003 and March 2004 and the refinancing of one property.

Interest-line of credit, which includes amortization of deferred line of credit costs in 2004 and a 1/4% unused facility fee in both years, decreased by $82,000, or 39%, and $21,000 or 21.6% to $128,000 and $76,000 for the six and
three months ended June 30, 2004 from $210,000 and $97,000 for the six and three months ended June 30, 2003. This decrease resulted from our repayment of all of the outstanding indebtedness under our line of credit during 2003.

General and administrative expenses increased $536,000, or 50.3%, to $1.6 million for the six months ended June 30, 2004 from $1.1 million for the six months ended June 30, 2003. For the three months ended June 30, 2004, general and administrative expenses increased by $221,000, or 42.1%, to $746,000 from $525,000 for the three months ended June 30, 2003. The increase in the six month period was due to a combination of factors, including a $101,000 non-recurring fee for the initial listing of our common stock on the New York Stock Exchange in January 2004. In addition, general and administrative expenses increased due to increases of $104,000 and $38,000 in payroll and payroll expenses for the six and three months ended June 30, 2004, including increases of approximately $44,000 and $2,000 in the six and three months ended June 30, 2004 for executive and support personnel, primarily for legal and accounting services, allocated to us pursuant to a Shared Services Agreement among us and related entities. This increase in the allocated payroll expenses resulted from an increase in our level of business activity, primarily property acquisitions, the negotiation of an increased revolving credit facility, mortgage refinancings, compliance with the Sarbanes-Oxley Act and new accounting pronouncements. The increase in payroll expenses is also due to a $25,000 increase in the annual base salary and an increase of $50,000 in the annual bonus to our president and chief executive officer. Also included in the six and three months ended June 30, 2004 is compensation expense of $105,000 and $81,000 relating to the issuance of restricted stock, with no comparable expense in the June 30, 2003 periods. The balance of the increase in general and administrative expenses for the six and three months ended June 30, 2004 is due to an increase in a number of items including professional fees of approximately $113,000 and $50,000 relating to costs associated with the implementation of the internal control audit required by the end of the current fiscal year, legal bills relating to compliance with Sarbanes-Oxley and fees relating to transactions that were not consummated. Additionally, there was an increase for the six and three months ended June 30, 2004 in state taxes of approximately $25,000 and $10,000 and travel and other miscellaneous expenses, all primarily due to our increased business activity.

Real estate expenses increased by $70,000, or 25.4%, and $26,000, or 14.4% to $346,000 and $206,000 for the six and three months ended June 30, 2004, from $276,000 and $180,000 for the six and three months ended June 30, 2003. This increase was primarily due to legal fees relating to properties, as well as utilities and operating expenses on one vacant property. This vacant property was sold in July 2004. Additionally, the six and three months ended June 30, 2004 includes the amortization of leasing commissions and non-recurring landlord repairs.

Liquidity and Capital Resources

We had cash and cash equivalents of $20.9 million at June 30, 2004. Our primary sources of liquidity are cash and cash equivalents, our revolving credit facility and cash generated from operating activities, including mortgage financings. We have a $62.5 million revolving credit facility with Valley National Bank, Merchants Bank Division, Bank Leumi USA, Manufacturers and Traders Trust Company and Israel Discount Bank of New York. This facility is available to us to pay down existing mortgages, to fund the acquisition of properties or to invest in joint ventures. The facility matures on March 31, 2007. Borrowings under the facility bear interest at the lower of LIBOR plus 2.5% or at the bank's prime rate and there is an unused facility fee of one-quarter of 1% per annum. Net proceeds received from the sale or refinancing of properties are required to be used to repay amounts outstanding under the facility if proceeds from the facility were used to purchase or refinance the properties. There is currently no balance outstanding under the facility.

We are involved in various stages of negotiation with respect to the acquisition of additional net leased properties. We will use cash provided from operations, cash provided from mortgage financings, the balance of the funds available from the public offering completed on October 31, 2003 and funds available under our credit facility to fund additional acquisitions.

The following sets forth our contractual cash obligations as of June 30, 2004, all of which relate to interest and amortization payments and balances due at maturity under outstanding mortgages secured by our properties, for the periods indicated (amounts in thousands):


                                                           Less than        1 - 3        4 - 5       More than
Contractual Obligations                   Total             1 Year          Years        Years        5 Years
-----------------------                   -----             ------          -----        -----       --------

Mortgages payable -
   Interest and amortization             $ 96,765          $  9,968       $ 19,218     $ 18,122      $ 49,457

Mortgages payable -
   Balances due at maturity                74,558             8,249          2,276        9,390        54,643
                                         --------          --------       --------     --------      --------

Total                                    $171,323          $ 18,217       $ 21,494     $ 27,512      $104,100


As of June 30, 2004, we had outstanding approximately $112 million in long-term mortgage indebtedness (excluding mortgage indebtedness of our unconsolidated joint ventures), all of which is non-recourse (subject to standard carve-outs). We expect that debt service payments of approximately $29.2 million due in the next three years will be paid primarily from cash generated from our operations. We anticipate that loan maturities of approximately $10.5 million due in the next three years will be paid primarily from mortgage financings or refinancings. If we are not successful in refinancing our existing indebtedness or financing our unencumbered properties, our cash flow, funds available under our credit facility and available cash, if any, may not be sufficient to repay all maturing debt when payments become due, and we may be forced to sell additional equity or dispose of properties on disadvantageous terms.

We had no outstanding contingent commitments, such as guarantees of indebtedness, or any other contractual cash obligations at June 30, 2004.

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


Item 3. - Quantitative and Qualitative Disclosures About Market Risks

All of our long-term mortgage debt bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that the Company incurs under these mortgages. The Company's credit line is a variable rate facility which is sensitive to interest rates. However, at June 30, 2004, no amounts were outstanding under the facility.


Item 4. - Controls and Procedures

As required under Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2004 are effective.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the first six months of the fiscal year ending December 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4. -  Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

The Annual Meeting of stockholders of the registrant was held on June 14, 2004.

The following persons were elected Directors at the Annual Meeting:

                NAME                 VOTES FOR           VOTES WITHHELD
                ----                 ---------           --------------
            Joseph A. Amato          8,377,673               212,166

            Jeffrey A. Gould         8,378,573               211,266

            Matthew J. Gould         8,345,764               244,075

            J. Robert Lovejoy        8,493,723                96,116

            Joseph A. DeLuca         8,493,723                96,116

            Jeffrey Fishman          8,378,573               211,266

Joseph A. Amato, Jeffrey A. Gould, Matthew J. Gould and J. Robert Lovejoy were elected to serve until the 2007 Annual Meeting. Joseph A. DeLuca was elected to serve until the 2006 Annual Meeting and Jeffrey Fishman was elected to serve until the 2005 Annual Meeting.

The term of office of the following Directors continued after the meeting:

                NAME                                TERM OF OFFICE
                ----                                --------------

             James J. Burns                  Until the 2006 Annual Meeting.

             Fredric H. Gould                Until the 2006 Annual Meeting.

             Charles Biederman               Until the 2005 Annual Meeting.

             Patrick J. Callan, Jr.          Until the 2005 Annual Meeting.

             Marshall Rose                   Until the 2005 Annual Meeting.

The stockholders also voted upon a proposal to approve (a) an Amendment to the registrant's Articles of Incorporation to (i) remove the $16.50 cumulative convertible preferred stock from the registrant's authorized capital stock, (ii) renumber and reletter subsections and revise cross references as a result of the deletion of the text setting forth the terms of such preferred stock, (iii) update outdated references to statutes, organizations and associations, and (b) the Restatement of the registrant's Articles of Incorporation to integrate and combine the full text of the Articles of Incorporation, as amended, into one document. 8,509,304 votes were cast in favor of the proposal, 62,820 votes were cast against the proposal and 17,750 votes abstained with respect to the proposal.

The stockholders also voted on the ratification of the appointment of Ernst & Young, LLP as the registrant's independent auditors for 2004. 8,563,574 votes were cast in favor of the selection of Ernst & Young, LLP as the independent auditors for the year ended December 31, 2004, 14,043 votes were cast against the proposal and 12,222 votes abstained with respect to the proposal.

Item 6. - Exhibits and Reports on Form 8-K

           (a)  Exhibits

           Exhibit 3.1       Restated Articles of Incorporation.

           Exhibit 31.1 Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           Exhibit 31.2 Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           Exhibit 32.1 Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           Exhibit 32.2 Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           (b)  Reports on Form 8-K

           A Form 8-K was filed on April 14, 2004 to report the acquisition of a property in Knoxville, Tennessee. Audited financial statements and unaudited pro forma financial statements regarding this acquisition were filed on Form 8-K/A on June 10, 2004.

           A Form 8-K was filed on May 11, 2004 which attached the press release issued the same day disclosing information regarding the results of operations for the three months ended March 31, 2004 and financial condition at March 31, 2004.

           A Form 8-K was filed on June 8, 2004 to report an amendment to the Registrant's existing $30 million revolving credit facility to add two new lenders and to increase the total amount of the facility to $62.5 million.

           A Form 8-K was filed on June 9, 2004, which attached a press release issued by General Electric Capital Business Asset Funding Corporation on behalf of a new strategic alliance entered into between General Electric Capital Business Asset Funding Corporation and the Registrant.

                          ONE LIBERTY PROPERTIES, INC.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            One Liberty Properties, Inc.
                                   (Registrant)






August 9, 2004             /s/ Jeffrey Fishman
--------------             -------------------
Date                       Jeffrey Fishman
                           President and
                           Chief Executive Officer
                           (authorized officer)




August 9, 2004             /s/ David W. Kalish
--------------             ------------------------
Date                       David W. Kalish
                           Senior Vice President and
                           Chief Financial Officer
                           (principal financial officer)

                                   EXHIBIT 3.1
                                   -----------

                          ONE LIBERTY PROPERTIES, INC.

                      ARTICLES OF AMENDMENT AND RESTATEMENT


                  This is to certify that:

                  FIRST: One Liberty Properties,  Inc., a Maryland  Corporation
                  -----
(the "Corporation"), desires to amend and restate its Articles of Incorporation as currently in effect and as hereafter amended.

                  SECOND: The following  provisions are all the provisions of
                  ------
the Articles of Incorporation  currently in effect and as hereinafter amended:

                                    ARTICLE I
                                    ---------

                                      NAME
                                      ----
   The name of the Corporation is:

   ONE LIBERTY PROPERTIES, INC.

                                   ARTICLE II
                                   ----------

                                    PURPOSES
                                    --------

The purpose for which the Corporation is formed is to engage in any lawful act or activity for which corporations may be organized under the General Laws of the State of Maryland as now or hereafter in force.

                                   ARTICLE III
                                   -----------

                       PRINCIPAL OFFICE AND RESIDENT AGENT
                       -----------------------------------


The post-office address of the principal office of the Corporation in the State of Maryland is c/o CSC - Lawyers Incorporating Service Company, 11 East Chase Street, Baltimore, Maryland 21202. The name of the resident agent of the Corporation in the State of Maryland is CSC - Lawyers Incorporating Service Company, a corporation of the State of Maryland, and the post-office address of the resident agent is 11 East Chase Street, Baltimore, Maryland 21202.



                                   ARTICLE IV
                                   ----------

                                  CAPITAL STOCK
                                  -------------

   (1) The total number of shares of capital stock which the Corporation shall have authority to issue is twenty-five million (25,000,000) shares, all of one class and designated Common Stock, of the par value of One Dollar ($1.00) per share and of the aggregate par value of Twenty-Five Million Dollars ($25,000,000).

   (2) Each share of Common Stock shall entitle the owner thereof to vote at the rate of one (1) vote for each share held.

   (3) Any fractional shares shall carry proportionately all the rights of a whole share, excepting any right to receive a certificate evidencing such fractional share, but including, without limitation, the right to vote and the right to receive dividends.

   (4) All persons who shall acquire stock in the Corporation shall acquire the same subject to the provisions of these Articles of Incorporation and the by-laws of the Corporation.

                                    ARTICLE V
                                    ---------

                     PROVISIONS FOR DEFINING, LIMITING AND
                     -------------------------------------
                        REGULATING CERTAIN POWERS OF THE
                        --------------------------------
                CORPORATION AND OF THE DIRECTORS AND STOCKHOLDERS
                -------------------------------------------------

   (1) The number of directors of the Corporation shall be three (3), which number may be increased pursuant to the by-laws of the Corporation but shall never be less than three. Commencing with the annual meeting of stockholders held on May 22, 1984, the directors of the Corporation shall be classified with respect to the time for which they shall severally hold office by dividing them into three classes, each class to be as nearly equal in number as possible, which classes shall be designated as Class 1, Class 2 and Class 3. Subject to the provisions hereof, the number of directors in each class shall from time to time be designated by the Board of Directors of the Corporation pursuant to the by-laws. The Class 1 director shall be elected initially for a term of one year; the Class 2 directors shall be elected initially for a term of two years; and the Class 3 directors shall be elected initially for a term of three years. At each annual meeting, the successors to the class of directors whose terms shall expire that year shall be elected to hold office for a term of three years so that each term of office of one class of directors shall expire in each year.

   (2) The Board of Directors of the Corporation is hereby empowered to authorize the issuance from time to time of shares of capital stock, whether now or hereafter authorized, for such consideration as the Board of Directors may deem advisable, subject to such limitations as may be set forth in these Articles of Incorporation or in the by-laws of the Corporation or in the General Laws of the State of Maryland.

   (3) No holder of shares of stock of the Corporation shall, as such holder, have any right to purchase or subscribe for any shares of the capital stock of the Corporation or any other security of the Corporation which it may issue or sell (whether out of the number of shares authorized by these Articles of Incorporation, or out of any shares of the capital stock of the Corporation acquired by it after the issue thereof, or otherwise) other than such right, if any, as the Board of Directors, in its discretion, may determine.

   (4) Each holder of stock of the Corporation shall upon demand disclose to the Board of Directors in writing such information with respect to direct and indirect ownership of securities of the Corporation as the Board of Directors deems necessary to comply with provisions of the Internal Revenue Code of 1986, as from time to time amended, applicable to the Corporation, or to comply with the requirements of any taxing authority.


   (5) Each, director, officer and employee of the Corporation shall be indemnified by the Corporation to the full extent permitted by the General Laws of the State of Maryland, as now or hereafter in force.

   (6) The Board of Directors of the Corporation may make, alter or repeal from time to time any of the by-laws of the Corporation except any particular by-law which is specified as not subject to alteration or repeal by the Board of Directors.

   (7) The Board of Directors may authorize, subject to such approval of stockholders and other conditions, if any, as may be required by any applicable statute, rule or regulation, the execution and performance by the Corporation of one or more agreements with any person, corporation, association, company, trust, partnership (limited or general) or other organization whereby, subject to the supervision and control of the Board of Directors, any such other person, corporation, association, company, trust, partnership (limited or general), or other organization shall render or make available to the Corporation managerial, investment advisory and/or related services, office space and other services and facilities (including, if deemed advisable by the Board of Directors, the management or supervision of the investments of the Corporation) upon such terms and conditions as may be provided in such agreement or agreements (including, if deemed fair and equitable by the Board of Directors, the compensation payable thereunder by the Corporation).

   (8) The Board of Directors may authorize any agreement of the character described in paragraph (7) of this Article V or other transaction with any person, corporation, association, company, trust, partnership (limited or general), or other organization, although one or more of the members of the Board of Directors or officers of the Corporation may be the other party to any such agreement or an officer, director, stockholder, or member of such other party, and no such agreement or transaction shall be invalidated or rendered voidable solely by reason of the existence of any such relationship if (i) the existence is disclosed or known to: (a) the Board of Directors, and the Board authorizes, approves, or ratifies the agreement or transaction by the affirmative vote of a majority of disinterested directors, even if the disinterested directors constitute less than a quorum; or (b) the stockholders entitled to vote, and the agreement or transaction is authorized, approved, or ratified by a majority of votes cast by the stockholders entitled to vote other than the votes of shares owned of record or beneficially by the interested director or such other entity or officer, director, stockholder or member thereof; or (ii) the contract is fair and reasonable to the Corporation. Any member of the Board of Directors of the Corporation who is also a director or officer of such other entity or who is so interested or associated with such other entity may be counted in determining the existence of a quorum at any meeting of the Board of Directors which shall authorize any such agreement or transaction, and may vote thereat to authorize any such agreement or transaction, with like force and effect as if he were not such director or officer of such other entity or not so interested or associated.

   (9) The determination as to any of the following matters made in good faith by or pursuant to the direction of the Board of Directors consistent with the charter of the Corporation and in the absence of willful misfeasance, bad faith, gross negligence or reckless disregard of duties, shall be final and conclusive and shall be binding upon the Corporation and every holder of shares of its capital stock, namely: the amount of the net income of the Corporation for any period and the amount of assets at any time legally available for the payment of dividends; the amount of paid-in surplus, other surplus, annual or other net profit, or net assets in excess of capital, undivided profits, or excess of profits over losses on sales of assets; the amount, purpose, time of creation, increase or decrease, alteration or cancellation of any reserves or charges and the propriety thereof (whether or not any obligation or liability for which such reserves or charges shall have been created shall have been paid or discharged); the fair values, or any sale, bid or asked price to be applied in determining the fair value, of any asset owned or held by the Corporation; and any matter relating to the acquisition, holding and disposition of any assets by the Corporation.

   (10) Notwithstanding any provision of the General Laws of the State of Maryland requiring any action to be taken or authorized by the affirmative vote of the holders of a greater proportion than a majority of the shares or of the shares of each class, or otherwise to be taken or authorized by vote of the stockholders, such action shall be effective and valid, except as otherwise provided in Article VII hereof, if taken or authorized by the affirmative vote of the holders of a majority of the total number of shares outstanding and entitled to vote thereon.

   (11) Only the stockholders may, at any meeting of stockholders duly called and at which a quorum is present, by the affirmative vote or consent of the holders of a majority of all of the outstanding shares entitled to vote, remove any director or directors from office, and only for cause, and may elect a successor or successors to fill any resulting vacancies for the unexpired terms of removed directors.

   (12) To the maximum extent that Maryland law in effect from time to time permits limitation of the liability of directors and officers, no director or officer of the Corporation shall be liable to the Corporation or its stockholders for money damages.


   Neither the amendment nor repeal of this Paragraph, nor the adoption or amendment of any provision of the Articles of Incorporation or By-laws inconsistent with this Paragraph, shall apply to or affect in any respect the applicability of the preceding sentence with respect to any act or failure to act which occurred prior to such amendment, repeal or adoption.



                                   ARTICLE VI
                                   ----------

                                   REDEMPTION
                                   ----------

   If at any time the Board of Directors shall in good faith be of the opinion that direct or indirect ownership of shares of stock of the Corporation has or may become concentrated to an extent which would cause the Corporation to fail to qualify or be disqualified as a real estate investment trust by virtue of Sections 856(a)(5) or (6) of the Internal Revenue Code of 1986, as amended, or similar provisions of successor statutes, pertaining to the qualification of the Corporation as a real estate investment trust, the Board of Directors shall have the power (i) by lot or other means deemed equitable by them to call for purchase from any stockholder of the Corporation a number of shares sufficient in the opinion of the Board of Directors to maintain or bring the direct or indirect ownership of shares of stock of the Corporation into conformity with the requirements of said Sections 856(a)(5) and (6) pertaining to the Corporation, and (ii) to refuse to transfer or issue shares of the Corporation to any person whose acquisition of such shares would, in the opinion of the Board of Directors, result in the Corporation being unable to conform to the requirements of said Sections 856(a)(5) and (6). The purchase price for any shares of stock purchased pursuant hereto (i) shall be equal to the fair market value of the shares as reflected in the closing sale price for the shares, if then listed on a national securities exchange, or the average of the closing sales prices for the shares if then listed on more than one national securities exchange, (ii) if the shares are not at the time listed or admitted for trading on any such exchange, then such price as shall be equal to the last reported sale price, or if there is no such sale price, the average of the last reported bid and asked prices, as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), (iii) if the shares are not at the time quoted on the NASDAQ, then such price shall be equal to the last reported bid and asked prices as reported by the OTC Bulletin Board, or any similar reputable quotation and reporting service, if such quotation is not reported by the OTC Bulletin Board, or (iv) if no such closing sales prices or quotations are available, then the purchase price shall be equal to the net asset value of such stock as determined by the Board of Directors in accordance with the provisions of applicable law. Payment of the purchase price shall be made in cash by the Corporation at such time and in such manner as may be determined by the Board of Directors of the Corporation. From and after the date fixed for purchase by the Board of Directors, the holder of any shares of stock so called for purchase shall cease to be entitled to distributions, voting rights and other benefits with respect to such shares, excepting only the right to payment of the purchase price fixed as aforesaid. Any transfer of shares that would prevent the corporation from continuing to be qualified as a real estate investment trust by virtue of the application of said Sections 856(a)(5) and (6) shall be deemed void ab initio and the intended transferees shall be deemed never to have had an interest therein. If the foregoing provision is determined to be void or invalid by virtue of any legal decision, statute, rule or regulation, then the transferee of such shares shall be deemed, at the option of the Corporation, to have acted as agent on behalf of the Corporation in acquiring such shares and to hold such shares on behalf of the Corporation.

                                   ARTICLE VII
                                   -----------

                                   AMENDMENTS
                                   ----------

   The Corporation reserves the right from time to time to make any amendments to its charter which may be now or hereafter authorized by law, including any amendments changing the terms or contract rights of any of its outstanding stock by classification, re-classification, or otherwise. No such amendment which changes the terms or contract rights of any of its outstanding stock shall be valid unless such amendment shall have been authorized by not less than two-thirds of the aggregate number of votes entitled to be cast thereon by a vote at a meeting or in writing with or without a meeting. Any other amendment to the corporation's charter shall be valid if such amendment shall have been authorized by not less than a majority of the aggregate number of votes entitled to be cast thereon by a vote at a meeting or in writing with or without a meeting. All rights and powers conferred by the charter of the Corporation on stockholders, directors and officers are granted subject to this reservation.

                                  ARTICLE VIII
                                  ------------

                               PERPETUAL EXISTENCE
                               -------------------

The Corporation is to have perpetual existence.

                                   ARTICLE IX
                                   ----------

INAPPLICABILITY OF SUBTITLE 6 OF TITLE 3 OF THE MARYLAND GENERAL CORPORATION LAW
--------------------------------------------------------------------------------

The Corporation expressly elects not to be subject to or governed by the provisions of Subtitle 6 of Title 3 of the Maryland General Corporation Law, or any substantially similar successor law."

                  THIRD: The amendment and restatement of the Articles of
                  -----
         Incorporation as hereinafter set forth herein has been duly considered and approved by the Board of Directors and approved by the stockholders of the Corporation as required by law.

                  FOURTH: The current address of the principal office of the
                  ------
         Corporation in the State of Maryland is as set forth in Article III of the preceding amendment and restatement of the Articles of Incorporation.

                  FIFTH: The name and address of the Corporation's resident
                  -----
         agent is as set forth in Article III of the preceding amendment and restatement of the Articles of Incorporation.

                  SIXTH: The number of directors of the Corporation, as
                  -----
         increased pursuant to the by-laws, as set forth in Article V of the foregoing Articles of Incorporation has been set at eleven and the names of those currently serving as directors are: Fredric H. Gould, James J. Burns and Joseph A. DeLuca as Class 1 directors, Charles Biederman, Patrick J. Callan, Jr., Marshall Rose and Jeffrey Fishman as Class 2 directors; and Joseph A. Amato, Jeffrey A. Gould, Matthew J. Gould and J. Robert Lovejoy as Class 3 directors.

                  SEVENTH: The undersigned President acknowledges the Articles
                  -------
         of Amendment and Restatement to be the corporate act of the Corporation and as to all matters or facts required to be verified under oath, the undersigned President acknowledges that to the best of his knowledge, information and belief, these matters and facts are true in all material respects and that this statement is made under the penalties of perjury.



   IN WITNESS WHEREOF, the Corporation has caused these Articles to be signed in its name and on its behalf by its President and attested to by its Secretary on the 20th day of July 2004.



                                     ONE LIBERTY PROPERTIES, INC.



                                     By:  /s/ Jeffrey Fishman
                                     -------------------------
   ATTEST:                           Jeffrey Fishman, President

   By:  /s/ Mark H. Lundy
        -----------------
        Mark H. Lundy, Secretary

                                  EXHIBIT 31.1
                                  CERTIFICATION

   I, Jeffrey Fishman, President and Chief Executive Officer of One Liberty Properties, Inc. certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 of One Liberty Properties, Inc.

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


   Date:   August 9, 2004                /s/ Jeffrey Fishman
                                         -------------------
                                         Jeffrey Fishman
                                         President and Chief Executive Officer

                                  EXHIBIT 31.2
                                  CERTIFICATION

   I, David W. Kalish, Senior Vice President and Chief Financial Officer of One Liberty Properties, Inc. certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 of One Liberty Properties, Inc.

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

Date:   August 9, 2004                     /s/ David W. Kalish
                                           ------------------------
                                           David W. Kalish
                                           Senior Vice President
                                           and Chief Financial Officer

                                  EXHIBIT 32.1

             CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, Jeffrey Fishman, President and Chief Executive Officer of One Liberty Properties, Inc., (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report").

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   August 9, 2004               /s/ Jeffrey Fishman
                                     -----------------------
                                     Jeffrey Fishman
                                     President and Chief Executive Officer

                                  EXHIBIT 32.2

       CERTIFICATION OF SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, David W. Kalish, Senior Vice President and Chief Financial Officer of One Liberty Properties, Inc. (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report").

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   August 9, 2004               /s/ David W. Kalish
                                     -------------------------------
                                     David W. Kalish
                                     Senior Vice President
                                     and Chief Financial Officer