Form 10-Q
period 2004-09-30
ONE LIBERTY PROPERTIES INC
filed 2004-11-09
CIK 712770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X]     Quarterly Report Pursuant to Section 13 or 15(d)
                           of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2004

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                        Commission File Number 001-09279

                          ONE LIBERTY PROPERTIES, INC.
                          ----------------------------
            (Exact name of registrant as specified in its charter)

     MARYLAND                                                      13-3147497
     ------------------------------------------------------------------------
     (State or other jurisdiction of                       (I.R.S. employer
      incorporation or organization)                   identification number)

      60 Cutter Mill Road, Great Neck, New York                     11021
      -------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip code)

     Registrant's telephone number, including area code:     (516) 466-3100
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 4, 2004, the registrant had 9,777,889 shares of common stock outstanding.

Part I - FINANCIAL INFORMATION


Item 1.    Financial Statements

                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                  (Amounts in Thousands, Except Per Share Data)

                                                                                   September 30,       December 31,
                                                                                       2004               2003
                                                                                  --------------       ------------
                                                                                    (Unaudited)

Assets
Real estate investments, at cost
   Land                                                                              $ 43,360           $ 37,880
   Buildings and improvements                                                         183,726            153,591
                                                                                     --------           --------
                                                                                      227,086            191,471
           Less accumulated depreciation                                               17,264             14,155
                                                                                     --------           --------
                                                                                      209,822            177,316

   Investment in unconsolidated joint ventures                                         30,436             24,441
   Cash and cash equivalents                                                           13,486             45,944
   Unbilled rent receivable                                                             4,909              4,264
   Escrow deposits and other receivables                                                2,079              3,323
   Investment in BRT Realty Trust-(related party)                                         650                867
   Deferred financing costs                                                             2,435              1,962
   Other assets (including available-for-sale securities
       of $150 and $146)                                                                1,468                972
                                                                                     --------           --------

           Total assets                                                              $265,285           $259,089
                                                                                     ========           ========

Liabilities and Stockholders' Equity
   Liabilities:
        Mortgages payable                                                            $114,993           $106,133
        Dividends payable                                                               3,220              3,400
        Accrued expenses and other liabilities                                          2,367              3,587
                                                                                     --------           --------

           Total liabilities                                                          120,580            113,120
                                                                                     --------           --------

Commitments and contingencies                                                               -                  -

Stockholders' equity:
        Common stock, $1 par value; 25,000 shares
           authorized; 9,698 and 9,605 shares
           issued and outstanding                                                       9,698              9,605
        Paid-in capital                                                               132,912            130,863
        Accumulated other comprehensive income - net
           unrealized gain on available-for-sale securities                               612                823
        Unearned compensation                                                            (984)              (447)
        Accumulated undistributed net income                                            2,467              5,125
                                                                                     --------           --------

           Total stockholders' equity                                                 144,705            145,969
                                                                                     --------           --------

           Total liabilities and stockholders' equity                                $265,285           $259,089
                                                                                     ========           ========







           See accompanying notes to consolidated financial statements.


                   ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                          Three Months Ended            Nine Months Ended
                                                                             September 30,                 September 30,
                                                                         2004             2003          2004         2003
                                                                         ----             ----          ----         ----

Revenues:
   Rental income                                                       $ 6,275          $ 4,914        $17,970      $13,904
   Interest and other income (including $-0- and $194
      in the 2003 periods from an affiliated joint venture)                 72              141            225          377
                                                                       -------          -------        -------      -------
                                                                         6,347            5,055         18,195       14,281
                                                                       -------          -------        -------      -------
Expenses:
   Depreciation and amortization                                         1,173              866          3,334        2,419
   Interest - mortgages payable                                          2,126            1,675          6,242        4,846
   Interest - line of credit                                               128              216            256          427
   Leasehold rent                                                           42                -             42            -
   General and administrative                                              801              584          2,402        1,649
   Public offering expenses                                                  -               25              -           25
   Real estate expenses                                                    320              127            667          403
                                                                       -------          -------        -------      -------
                                                                         4,590            3,493         12,943        9,769
                                                                       -------          -------        -------      -------

Earnings before equity in earnings of unconsolidated
      joint ventures and gain on sale                                    1,757            1,562          5,252        4,512

Equity in earnings of unconsolidated joint ventures                        669              591          1,639        1,834
Gain on sale of available-for-sale securities                                -                -              1            -
Gain on sale of real estate                                                 73                -             73           14
                                                                       -------          -------        -------      -------
Net income                                                             $ 2,499          $ 2,153        $ 6,965      $ 6,360
                                                                       =======          =======        =======      =======

Calculation of net income applicable to common stockholders:
Net income                                                             $ 2,499          $ 2,153        $ 6,965      $ 6,360
Less: dividends on preferred stock                                           -              259              -          778
                                                                       -------          -------        -------      -------

Net income applicable to
   common stockholders                                                 $ 2,499          $ 1,894        $ 6,965      $ 5,582
                                                                       =======          =======        =======      =======

Weighted average number of common shares outstanding:
     Basic                                                               9,749            5,706          9,711        5,675
                                                                         =====            =====          =====        =====
     Diluted                                                             9,762            5,740          9,729        5,708
                                                                         =====            =====          =====        =====

Net income per common share:
     Basic                                                             $   .26          $   .33        $   .72      $   .98
                                                                       =======          =======        =======      =======
     Diluted                                                           $   .26          $   .33        $   .72      $   .98
                                                                       =======          =======        =======      =======

Cash distributions per share:
   Common stock                                                        $   .33          $   .33        $   .99      $   .99
                                                                       =======          =======        =======      =======
   Preferred stock                                                     $     -          $   .40        $     -      $  1.20
                                                                       =======          =======        =======      =======






     See accompanying notes to consolidated financial statements.


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

         For the nine month period ended September 30, 2004 (unaudited)
                      and the year ended December 31, 2003
                             (Amounts in Thousands)


                                                                                  Accumulated
                                                                                     Other       Unearned    Accumulated
                                          Preferred      Common      Paid-in     Comprehensive    Compen-    Undistributed
                                            Stock         Stock      Capital        Income        sation      Net Income    Total
                                            -----         -----      -------        ------        ------      ----------    -----

Balances, January 1, 2003                  $10,693      $ 5,626     $ 65,646      $    312       $      -      $  6,417   $ 88,694

Distributions -
   common stock                                  -            -            -             -              -        (8,780)    (8,780)
Distributions -
   preferred stock                               -            -            -             -              -        (1,037)    (1,037)
Exercise of options                              -           67          801             -              -             -        868
Shares issued through
   public offering                               -        3,737       60,811             -              -             -     64,548
Shares issued through
   dividend reinvestment plan                    -           61          943             -              -             -      1,004
Redemption of preferred stock              (10,693)         114        2,174             -              -             -     (8,405)
Issuance of restricted stock                     -            -          488             -           (488)            -          -
Compensation expense -
   restricted stock                              -            -            -             -             41             -         41
     Net income                                  -            -            -             -              -         8,525      8,525
     Other comprehensive income-
        net unrealized gain on
        available-for-sale securities            -            -            -           511              -             -        511
                                                                                                                            ------
Comprehensive income                                                                                                         9,036
                                            ------       ------      -------       -------         ------        ------     ------

Balances, December 31, 2003                      -        9,605      130,863           823           (447)        5,125    145,969

Distributions -
   common stock                                  -            -            -             -              -        (9,623)    (9,623)
Exercise of options                              -           38          424             -              -             -        462
Shares issued through
   dividend reinvestment plan                    -           53          928             -              -             -        981
Issuance of restricted stock                     -            -          699             -           (699)            -          -
Restricted stock vesting                         -            2           (2)            -              -             -          -
Compensation expense -
   restricted stock                              -            -            -             -            162             -        162
     Net income                                  -            -            -             -              -         6,965      6,965
     Other comprehensive income-
        net unrealized (loss) on
        available-for-sale securities            -            -            -          (211)             -             -       (211)
                                                                                                                           -------
Comprehensive income                                                                                                         6,754
                                           -------      -------     --------       -------        -------      --------    -------

Balances, September 30, 2004               $     -      $ 9,698     $132,912       $   612        $  (984)     $  2,467   $144,705
                                           =======      =======     ========       =======        =======      ========   ========

          See accompanying notes to consolidated financial statements.


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in Thousands)
                                 (Unaudited)
                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                        2004                2003
                                                                                        ----                ----

Cash flows from operating activities:
   Net income                                                                         $ 6,965             $ 6,360
   Adjustments to reconcile net income
     to net cash provided by operating activities:
   Gain on sale of available-for-sale securities                                           (1)                  -
   Gain on sale of real estate                                                            (73)                (14)
   Increase in rental income from straight-lining of rent                                (645)               (849)
   Decrease in rental income from amortization of
     intangibles relating to leases                                                        30                   -
   Amortization of restricted stock expense                                               162                  16
   Equity in earnings of unconsolidated joint ventures                                 (1,639)             (1,834)
   Distributions from unconsolidated joint ventures                                     1,830               1,751
   Payments to minority interest by subsidiary                                              -                 (18)
   Depreciation and amortization                                                        3,334               2,419
   Amortization of financing costs included in interest expense                           351                 231
   Changes in assets and liabilities:
   Increase in escrow, deposits and other receivables                                    (610)               (857)
   Increase in accrued expenses and other liabilities                                      23                 642
                                                                                      -------             -------
           Net cash provided by operating activities                                    9,727               7,847
                                                                                      -------             -------

Cash flows from investing activities:
   Additions to real estate                                                           (31,646)            (23,719)
   Net proceeds from sale of real estate                                                1,302                 159
   Net proceeds from condemnation of real estate                                            -                  32
   Investment in unconsolidated joint ventures                                         (6,186)               (952)
   Distributions of refinancing proceeds from unconsolidated
     joint ventures                                                                         -               6,859
   Investment in mortgages receivable                                                       -              (7,000)
   Collection of mortgages receivable (including $6,260
     from an affiliated joint venture)                                                      -               6,516
   Net proceeds from sale of available-for-sale securities                                  3                   -
   Purchase of available-for-sale securities                                                -                 (11)
                                                                                      -------             -------
           Net cash used in investing activities                                      (36,527)            (18,116)
                                                                                      -------             -------

Cash flows from financing activities:
   Repayment of mortgages payable                                                      (1,725)             (1,102)
   Proceeds from mortgages payable                                                      5,250               2,912
   Payment of financing costs                                                            (823)               (839)
   Proceeds from bank line of credit, net                                                   -              14,000
   Cash distributions - common stock                                                   (9,803)             (5,601)
   Cash distributions - preferred stock                                                     -                (778)
   Proceeds from the exercise of stock options                                            462                 631
   Issuance of shares through dividend reinvestment plan                                  981                 687
   Collection of note receivable - officer                                                  -                 166
                                                                                      -------             -------
           Net cash (used in) provided by financing activities                         (5,658)             10,076
                                                                                      -------             -------

           Net decrease in cash and cash equivalents                                  (32,458)               (193)

Cash and cash equivalents at beginning of period                                       45,944               2,624
                                                                                      -------             -------
Cash and cash equivalents at end of period                                            $13,486             $ 2,431
                                                                                      =======             =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                                           $ 6,027             $ 5,011
Supplemental schedule of non-cash investing and financing activities:
   Assumption of mortgages payable in connection with purchase of real estate         $ 7,085             $15,121



      See accompanying notes to consolidated financial statements.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of September 30, 2004 and for the nine and three months ended September 30, 2004 and 2003 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the nine and three months ended September 30, 2004 are not necessarily indicative of the results for the full year.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of One Liberty Properties, Inc., its wholly-owned subsidiaries and a limited liability company ("LLC"), in which the Company held a 95% interest until September 8, 2003 when it purchased the 5% minority owned interest.

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

Note 2 - Earnings Per Common Share

For the nine and three months ended September 30, 2004 and 2003, basic earnings per share was determined by dividing net income applicable to common stockholders for the period by the weighted average number of shares of the Company's Common Stock outstanding during each period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts exercisable for or convertible into Common Stock were exercised or converted or resulted in the issuance of Common Stock that shared in the earnings of the Company. For the nine and three month periods ended September 30, 2004 and 2003, diluted earnings per share was determined by dividing net income applicable to common stockholders for the period by the total of the weighted average number of shares of Common Stock outstanding plus the dilutive effect of the Company's outstanding options (18,190 and 13,761 for the nine and three months ended September 30, 2004, respectively and 32,415 and 34,422 for the nine and three months ended September 30, 2003, respectively) using the treasury stock method. The Preferred Stock (which was redeemed in December 2003) was not considered for the purpose of computing diluted earnings per share in 2003 because their assumed conversion was antidilutive.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 3 - Investment in Unconsolidated Joint Ventures

The Company is a joint venture partner in five unconsolidated joint ventures which own and operate thirteen properties. The Company is the managing member in four of such five joint ventures. The following tables present unaudited condensed financial statements of the two most significant joint ventures, both with the same venturer, in which the Company is the managing member (amounts in thousands):


                                Joint Venture #1
                                ----------------

Condensed Balance Sheets                                       September 30, 2004           December 31, 2003
- ------------------------                                       ------------------           -----------------
                                                                                                (audited)

Cash and cash equivalents                                           $    593                     $    695
Real estate investments, net                                          54,822                       55,684
Deferred financing costs                                                 545                          597
Unbilled rent receivable                                               1,019                          712
Other assets                                                               -                            9
                                                                    --------                     --------
Total assets                                                        $ 56,979                     $ 57,697
                                                                    ========                     ========

Mortgage loans payable                                              $ 32,810                     $ 33,414
Other liabilities                                                        558                          696
Equity                                                                23,611                       23,587
                                                                    --------                     --------
Total liabilities and equity                                        $ 56,979                     $ 57,697
                                                                    ========                     ========

Company's equity investment                                         $ 12,763                     $ 12,765
                                                                    ========                     ========


                                                                    Three Months Ended              Nine Months Ended
                                                                       September 30,                  September 30,
                                                                       -------------                  -------------

Condensed Statements of Operations                                2004              2003           2004            2003
- ----------------------------------                                ----              ----           ----            ----

Revenues, primarily rental income                                $ 1,834          $ 1,834        $ 5,501        $ 5,502
                                                                 -------          -------        -------        -------

Depreciation and amortization                                        289              288            866            863
Mortgage interest                                                    661              676          1,994          1,915
Operating expenses                                                    65               89            221            229
                                                                 -------          -------        -------        -------

Total expenses                                                     1,015            1,053          3,081          3,007
                                                                 -------          -------        -------        -------

Net income attributable to members                               $   819          $   781        $ 2,420        $ 2,495
                                                                 =======          =======        =======        =======

Company's share of net income                                    $   410          $   195        $ 1,210        $   624
                                                                 =======          =======        =======        =======

Amount recorded in income statement (A)                          $   405          $   195        $ 1,195        $   624
                                                                 =======          =======        =======        =======

Distributions received by the Company:
       From operations                                           $   386          $   193        $ 1,197        $   652
                                                                 =======          =======        =======        =======
       From mortgage proceeds                                    $     -          $     -        $     -        $ 1,345
                                                                 =======          =======        =======        =======


(A) The difference between the carrying amount of the Company's investment in Joint Venture # 1 and the underlying equity in net assets is a premium amortized as an adjustment to equity in earnings of unconsolidated joint ventures over 40 years.


                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 3 - Investment in Unconsolidated Joint Ventures (Continued)


                                Joint Venture #2
                                ----------------

Condensed Balance Sheets                                       September 30, 2004           December 31, 2003
- ------------------------                                       ------------------           -----------------
                                                                                                (audited)
Cash and cash equivalents                                           $    520                     $    799
Real estate investments, net                                          41,703                       41,532
Deferred financing costs                                                 459                          478
Unbilled rent receivable                                                 768(A)                       830
Other assets                                                               -                           21
                                                                    --------                     --------
Total assets                                                        $ 43,450                     $ 43,660
                                                                    ========                     ========

Mortgage loans payable                                              $ 25,748                     $ 26,171
Other liabilities                                                        688                          686
Equity                                                                17,014                       16,803
                                                                    --------                     --------
Total liabilities and equity                                        $ 43,450                     $ 43,660
                                                                    ========                     ========

Company's equity investment                                         $  8,401                     $  8,296
                                                                    ========                     ========


                                                              Three Months Ended               Nine Months Ended
                                                                 September 30,                    September 30,
Condensed Statements of Operations                           2004           2003             2004              2003
- ----------------------------------                           ----           ----             ----              ----

Revenues, primarily rental income                          $ 1,131(A)       $ 1,372         $ 2,808(A)        $ 3,928
                                                           -------          -------         -------           -------

Depreciation and amortization                                  202              201             607               603
Mortgage interest                                              517              529           1,552             1,354(B)
Operating expenses                                              28               15              61                40
                                                           -------          -------         -------           -------

Total expenses                                                 747              745           2,220             1,997
                                                           -------          -------         -------           -------

Net income attributable to members                         $   384          $   627         $   588           $ 1,931
                                                           =======          =======         =======           =======

Company's share of net income                              $   192          $   313         $   294           $   966
                                                           =======          =======         =======           =======

Distributions received by the Company:
       From operations                                     $   146          $   232         $   438           $   802
                                                           =======          =======         =======           =======
       From mortgage proceeds                              $     -          $     -         $     -           $ 5,514
                                                           =======          =======         =======           =======


  (A) During 2004, a reserve was taken against the entire balance of unbilled rent receivable relating to two movie theaters under common control. This reserve amounted to $874 and $146 for the nine and three months ended September 30, 2004. During the three months ended September 30, 2004 rent was paid in compliance with a stipulation on one of these theaters. Regarding the other theater (which was under construction), the Company has executed a lease termination agreement. The Company has evaluated and determined that an impairment reserve is not required for either of these two theater properties.

  (B) Includes $194 for the nine months ended September 30, 2003 of interest on three mortgages receivable held by the Company which were secured by one movie theater property. These mortgages were refinanced on May 2, 2003 and the joint venture paid in full the outstanding balance, totaling $6,179, due to the Company.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 3 - Investment in Unconsolidated Joint Ventures (Continued)

The remaining three unconsolidated joint ventures include a recently organized joint venture in which the Company invested approximately $6,000,000 in August 2004, for a 50% interest. The joint venture purchased a manufacturing/ warehouse/office property located in South Milwaukee, Wisconsin. Each of these three joint ventures own one property. At September 30, 2004 and December 31, 2003, the Company's equity investment in these three joint ventures totaled $9,272,000 and $3,380,000, respectively, and they contributed $150,000 and $244,000, respectively, in equity earnings for the nine months ended September 30, 2004 and 2003, and $72,000 and $83,000, respectively, for the three months ended September 30, 2004 and 2003.

Note 4 - Property Acquisitions

On August 10, 2004, the Company acquired the leasehold position of a property located in North Carolina for cash consideration of approximately $8,300,000. The property is improved with a 16 screen movie theater. In connection with the purchase price allocation for this acquisition, the Company identified acquired intangible assets of $33,000. These intangibles are being amortized over the term of the underlying lease and the unamortized balance has been reflected in Other Assets in the accompanying consolidated balance sheets.

Note 5 - Common Stock Dividend Distribution

On September 10, 2004, the Board of Directors declared a quarterly cash distribution of $.33 per share on the Company's Common Stock which was paid on October 1, 2004 to stockholders of record on September 21, 2004.

Note 6 - Comprehensive Income


Comprehensive income for the nine and three month periods ended September 30, 2004 and 2003 are as follows (amounts in thousands):

                                                              Three Months Ended            Nine Months Ended
                                                                 September 30,                September 30,
                                                                 -------------                -------------
                                                              2004         2003            2004           2003
                                                              ----         ----            ----           ----

Net income                                                   $  2,499     $  2,153     $  6,965       $  6,360
Other comprehensive income -
    Unrealized gain (loss) on
    available-for-sale securities                                  66          102         (211)           201
                                                             --------     --------     --------       --------
Comprehensive income                                         $  2,565     $  2,255     $  6,754       $  6,561
                                                             ========     ========     ========       ========


Accumulated other comprehensive income, which is solely comprised of the net unrealized gain on available-for-sale securities was $612,000 and $513,000 at September 30, 2004 and 2003, respectively.

Note 7 - Restricted Stock

During the quarter ended June 30, 2004, the Company awarded 35,700 shares of restricted stock under its 2003 Incentive Plan. The 2003 Incentive Plan was approved by the Company's stockholders at the Annual Meeting of Stockholders held in June 2003. As of September 30, 2004,

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)
Note 7 - Restricted Stock (Continued)

a total of 62,050 shares have been issued under this Plan. The total number of shares issuable under this Plan is 275,000. The restricted shares vest five years from the date of issuance and under certain circumstances may vest earlier. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the balance sheet until they vest. The Company records compensation expense over the vesting period, measuring the compensation cost based on the market value of the shares on the date awarded. For the nine and three months ended September 30, 2004, the Company recorded $162,000 and $58,000, respectively, of compensation expense. For the nine month period ended September 30, 2004, the $162,000 includes $28,000 of compensation expense due to the accelerated vesting of 1,750 shares of restricted stock that had been awarded to a retired board member.

Note 8 - Gain on Sale of Real Estate

During the quarter ended September 30, 2004, the Company's gain on sale of real estate primarily resulted from its granting of an underground easement to a power company at its property located in Columbus, Ohio for $61,000.

Note 9 - Line of Credit

On June 4, 2004, the Company amended its existing $30,000,000 revolving credit facility to add two new lenders and to increase the total amount of the facility to $62,500,000. The two new lenders are Israel Discount Bank of New York and Manufacturers and Traders Trust Company. This facility is available to the Company to pay down existing mortgages, to fund the acquisition of properties or to invest in joint ventures. The facility matures on March 31, 2007. Borrowings under the facility bear interest at the lower of LIBOR plus 2.5% or at the bank's prime rate and there is an unused facility fee of one-quarter of 1% per annum. Net proceeds received from the sale or refinancing of properties are required to be used to repay amounts outstanding under the facility if proceeds from the facility were used to purchase or refinance the properties. There was no balance outstanding under the facility at September 30, 2004.

Note 10 - Subsequent Events

On October 18, 2004, the Company acquired a manufacturing facility located in Minnesota, which is leased to a single tenant. The property was acquired for an all cash purchase price of approximately $17,000,000, of which $7,000,000 was borrowed under the revolving line of credit. The initial term of the net lease expires in 2024, with three options to renew, each for a ten-year period.

On November 1, 2004, an unconsolidated joint venture in which the Company holds a 50% interest, sold for $859,000, its bankruptcy claim in the bankruptcy filed by a retail tenant. The lease had been disaffirmed by the tenant.

On November 9, 2004, an unconsolidated joint venture in which the Company holds a 50% interest, acquired a retail property located in Nebraska for a cash consideration of approximately $13,200,000. The property is net leased to a single tenant under a lease that expires in January 2021, with six five year options. The Company funded its 50% contribution of $6,600,000 to the joint venture by drawing down $5,600,000 under the revolving line of credit and the balance was funded from cash on hand.

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

Overview

We are a self-administered real estate investment trust (REIT) and we primarily own real estate that we net lease to tenants. At September 30, 2004, we own 39 properties, participate in five joint ventures that own a total of 13 properties and hold a 50% tenancy in common interest in one property. These 53 properties are located in 19 states.

We have elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute currently at least 90% of ordinary taxable income to our stockholders. We intend to comply with these requirements and to maintain our REIT status.

Our principal business strategy is to acquire improved, commercial properties subject to long-term net leases. We acquire properties for their value as long-term investments and for their ability to generate income over an extended period of time. We have borrowed funds in the past to finance the purchase of real estate and we expect to do so in the future.

Our rental properties are generally leased to corporate tenants under operating leases substantially all of which are noncancellable. Substantially all of our lease agreements are net lease arrangements that require the tenant to pay not only rent, but also substantially all of the operating expenses of the leased property, including maintenance, taxes, utilities and insurance. A majority of our lease agreements provide for periodic rental increases and certain of our other leases provide for increases based on the consumer price index.

In August 2004, we acquired the leasehold position of a property located in North Carolina that is improved with a 16 screen movie theater for a cash consideration of approximately $8 million. In May 2004, we purchased, in a single transaction, two free-standing retail buildings located in Georgia, which are leased to two tenants, for a total cash consideration of $5.6 million. In March 2004, we purchased for total consideration of $23.1 million, two single tenant properties, one of which is a megaplex stadium-style movie theater located in California and the other is an auto dealership located in Tennessee. We assumed a first mortgage of $7.1 million on the auto dealership.

In August 2004, we contributed approximately $6.6 million to fund our 50% interest in a joint venture which acquired a manufacturing/warehouse/office property located in South Milwaukee, Wisconsin.

We are a venturer in two joint ventures organized to acquire and own megaplex stadium-style movie theaters. We own a 50% equity interest in each of these ventures with the same co-venturer. These joint ventures own one partial stadium-style movie theater, eight megaplex stadium-style movie theaters and a property under development, acquired for a total consideration of approximately $100 million. Our equity investment in these ventures at September 30, 2004 was approximately $21 million, net of distributions from the joint ventures.

At September 30, 2004, excluding mortgages payable of our unconsolidated joint ventures, we had 29 outstanding mortgages payable, aggregating approximately $115 million principal amount, each of which is secured by a first lien on an individual real estate investment. The real properties securing our outstanding mortgages payable have an aggregate carrying value of approximately $175 million before accumulated depreciation. The mortgages bear interest at fixed rates ranging from 5.125% to 8.8%, and mature between 2005 and 2023.

Results of Operations

Comparison of Nine and Three Months Ended September 30, 2004 and 2003

Revenues

Our revenues consist primarily of rental income from tenants in our rental properties. Rental income increased by $4.1 million, or 29.2%, to $18 million for the nine months ended September 30, 2004 from $13.9 million for the nine months ended September 30, 2003. For the three months ended September 30, 2004, rental income increased $1.4 million, or 27.7%, to $6.3 million from $4.9 million for the three months ended September 30, 2003. The increase in rental income is primarily due to $4 million and $1.3 million of rental revenues earned during the nine and three months ended September 30, 2004, respectively, on nine properties acquired by us between February 2003 and August 2004. There were also minor increases in rental income at several of our other properties, offset by rents not received from one property which became vacant on July 1, 2004 when the tenant did not renew its lease and from one property leased to a tenant which filed for bankruptcy protection and disaffirmed its lease.

Interest and other income decreased by $152,000, or 40.3%, to $225,000 for the nine months ended September 30, 2004 and decreased by $69,000 to $72,000, or 48.9%, for the three months ended September 30, 2004. The primary reason for the decrease was the reduction in interest earned of $315,000 and $121,000 during the nine and three months ended September 30, 2003 on short-term mortgages receivable acquired or originated by us to facilitate acquisitions. Offsetting this decrease were increases in interest earned of $157,000 and $52,000 during the nine and three months ended September 30, 2004, on our investment of the balance of the net proceeds received from our October 2003 public offering.

Our equity in earnings of unconsolidated joint ventures decreased by $195,000, or 10.6%, to $1.6 million for the nine months ended September 30, 2004. For the three months ended September 30, 2004, equity in earnings of unconsolidated joint ventures increased by $78,000, or 13.2%, to $669,000. For the nine and three months ended September 30, 2004, reserves amounting to $874,000 and $146,000 were taken by one of our joint ventures against the unbilled rent receivable balances relating to two movie theaters that were leased to operators under common control. During the three months ended September 30, 2004 rent was paid in compliance with a stipulation relating to one of these theaters and for the other theater (which was under development) we executed a lease termination agreement. Accordingly, our equity in earnings of this venture decreased by $671,000 and $121,000 for the nine and three months ended September 30, 2004, respectively. We have evaluated the situation and determined that an impairment reserve is not required for either of these two theater properties. There was also a decrease in rental income at another joint venture due to the bankruptcy filing by its tenant. These decreases were offset in part by our purchase of an additional 25% interest in one of our movie theater joint ventures as of October 1, 2003, resulting in increases in our equity in earnings from this venture of $571,000 and $209,000 for the nine and three months ended September 30, 2004, respectively. We also participate in a joint venture which was organized in August 2004 and we recognized income of $58,000 from this venture during the three months ended September 30, 2004.

We will continue to acquire, solely for our own account, improved commercial properties in accordance with our business and investment strategies. We may from time to time acquire other properties with joint venture partners.

Expenses

Depreciation and amortization expense increased by $915,000, or 37.8%, and $307,000, or 35.5%, to $3.3 million and $1.2 million, respectively, for the nine and three months ended September 30, 2004. The increase in depreciation and amortization expense was primarily due to the acquisition of nine properties between February 2003 and August 2004.

Interest-mortgages payable increased by $1.4 million, or 28.8%, and $451,000, or 26.9%, to $6.2 million and $2.1 million, respectively, for the nine and three months ended September 30, 2004. The increase results from mortgages placed on two properties in October 2003 and on one property in September 2004, the assumption of mortgages in connection with the purchase of four properties between February 2003 and March 2004 and refinancing the mortgage on one property in May 2003.

Interest-line of credit, which includes amortization of deferred line of credit costs in 2004 and a 1/4% unused facility fee in both years, decreased by $171,000, or 40%, and $88,000, or 40.7%, to $256,000 and $128,000, respectively, for the nine and three months ended September 30, 2004. This decrease results from our repayment of all of the outstanding indebtedness under our line of credit during 2003.

General and administrative expenses increased $753,000, or 45.7%, to $2.4 million for the nine months ended September 30, 2004. For the three months ended September 30, 2004, general and administrative expenses increased by $217,000, or 37.2%, to $801,000. The increase in the nine month period was due to a number of factors, including a $101,000 non-recurring fee for the initial listing of our common stock on the New York Stock Exchange in January 2004. In addition, payroll and payroll expenses increased by $191,000 and $87,000, respectively, for the nine and three months ended September 30, 2004, including increases of approximately $85,000 and $41,000, respectively, for executive and support personnel, primarily for legal and accounting services, allocated to us pursuant to a Shared Services Agreement among us and related entities. The increase in the allocated payroll expenses resulted from an increase in our level of business activity, primarily property acquisitions, the negotiation of an increased revolving credit facility, mortgage refinancings and compliance with the Sarbanes-Oxley Act and new accounting pronouncements. The increase in payroll expenses is also due to a $35,000 increase in the annual base salaries of our principal executive officers and an increase of $50,000 in the annual bonus to our chief executive officer. Also included in the nine and three months ended September 30, 2004 is compensation expense of $163,000 and $58,000 relating to the issuance of restricted stock as compared to an expense of $16,000 in the comparable September 30, 2003 periods since the issuance of a restricted stock program in July 2003. The balance of the increase in general and administrative expenses for the nine and three months ended September 30, 2004 is due to an increase in a number of items including professional fees of approximately $176,000 and $63,000 relating to costs associated with the internal control documentation and testing relating to compliance with Section 404 of the Sarbanes-Oxley Act and required by the end of the current fiscal year, legal expenses relating to compliance with the Sarbanes-Oxley Act and legal fees relating to transactions that were not consummated. Additionally, for the nine and three months ended September 30, 2004, state taxes increased by approximately $33,000 and $8,000, respectively, public company expenses increased by approximately $31,000 and $8,000, respectively, director and officer insurance and directors' fees increased by approximately $43,000 and $27,000, respectively, and travel and other miscellaneous expenses increased by approximately $31,000 in the nine month period due to our increased business activity.

Real estate expenses increased by $264,000, or 65.5%, and $193,000, or 152% to $667,000 and $320,000 for the nine and three months ended September 30, 2004. This increase was primarily due to utilities and operating expenses on a property which became vacant on July 1, 2004 when the tenant did not renew its lease. The increase was also due to real estate tax expense on another vacant property in which the tenant filed for bankruptcy protection and disaffirmed its lease. Additionally, real estate expenses for the nine and three months ended September 30, 2004 includes the amortization of leasing commissions and non-recurring landlord repairs.

Net Income

For the nine and three months ended September 30, 2004, net income applicable to common stockholders increased by $1.4 million and $605,000 to $7 million and $2.5 million, respectively. However, due to the issuance of 3,737,500 common shares in October 2003 in an underwritten public offering, combined with the fact that at September 30, 2004 the net proceeds from such offering had not yet been fully applied, net income per common share decreased by $.26 and $.07, to $.72 and $.26, respectively, for the nine and three months ended September 30, 2004. In October 2004, the Company acquired a property for approximately $17 million and in connection with the acquisition, used the balance of the offering proceeds and drew down $7 million under its credit line.


Liquidity and Capital Resources

We had cash and cash equivalents of $13.5 million at September 30, 2004 primarily representing the balance of the proceeds of our public offering in October 2003. Our primary sources of liquidity are cash and cash equivalents, our revolving credit facility and cash generated from operating activities, including mortgage financings. We have a $62.5 million revolving credit facility with Valley National Bank, Merchants Bank Division, Bank Leumi USA, Manufacturers and Traders Trust Company and Israel Discount Bank of New York. This facility is available to us to pay down existing mortgages, to fund the acquisition of properties or to invest in joint ventures. The facility matures on March 31, 2007. Borrowings under the facility bear interest at the lower of LIBOR plus 2.5% or the bank's prime rate and there is an unused facility fee of one-quarter of 1% per annum. Net proceeds received from the sale or refinancing of properties are required to be used to repay amounts outstanding under the facility if proceeds from the facility were used to purchase or refinance the properties. There was no balance outstanding under the facility at September 30, 2004. During October 2004, we borrowed $7 million from the facility to purchase a property and during November 2004, we borrowed an additional $5.6 million from the facility to fund the majority of our 50% contribution to an unconsolidated joint venture that purchased a property.

We are actively engaged in seeking additional property acquisitions and are involved in various stages of negotiation with respect to the acquisition of additional net leased properties. We will use cash provided from operations, cash provided from mortgage financings and funds available under our credit facility to fund additional acquisitions.

The following sets forth our contractual cash obligations as of September 30, 2004, all of which relate to interest and amortization payments and balances due at maturity under outstanding mortgages secured by our properties, for the periods indicated (amounts in thousands):


                                                           Less than        1 - 3          4 - 5       More than
Contractual Obligations                   Total             1 Year          Years          Years        5 Years
- -----------------------                   -----             ------          -----          -----       --------


Mortgages payable -
   Interest and amortization               $ 96,705          $ 10,002       $ 19,674     $ 18,395       $ 48,634

Mortgages payable -
   Balances due at maturity                  77,259             8,253          2,276       10,910         55,820
                                           --------          --------       --------     --------       --------

Total                                      $173,964          $ 18,255       $ 21,950     $ 29,305       $104,454


As of September 30, 2004, we had outstanding approximately $115 million in long-term mortgage indebtedness (excluding mortgage indebtedness of our unconsolidated joint ventures), all of which is non-recourse (subject to standard carve-outs). We expect that debt service payments of approximately $29.7 million due in the next three years will be paid primarily from cash generated from our operations. We anticipate that loan maturities of approximately $10.5 million due in the next three years will be paid primarily from mortgage financings or refinancings. If we are not successful in refinancing our existing indebtedness or financing our unencumbered properties, our cash flow, funds available under our credit facility and available cash, if any, may not be sufficient to repay all maturing debt when payments become due, and we may be forced to sell additional equity or dispose of properties on disadvantageous terms.

We had no outstanding contingent commitments, such as guarantees of indebtedness, or any other contractual cash obligations at September 30, 2004.


Cash Distribution Policy

We have elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute currently at least 90% of our ordinary taxable income to our stockholders. It is our current intention to comply with these requirements and to maintain our REIT status. As a REIT, we generally will not be subject to corporate federal, state or local income taxes on taxable income we distribute currently (in accordance with the Internal Revenue Code and applicable regulations) to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years. Even if we qualify for federal taxation as a REIT, we may be subject to certain state and local taxes on our income and to federal income and excise taxes on our undistributed taxable income (i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Internal Revenue Code and applicable regulations thereunder).

It is our intention to pay to our stockholders within the time periods prescribed by the Internal Revenue Code no less than 90% and, if possible, 100% of our annual taxable income, including gains from the sale of real estate and recognized gains on the sale of securities. However, the Company may elect to defer taxable capital gains on property sales in accordance with the exchange provisions of Internal Revenue Code Section 1031, in which event the Company will have current gains for book purposes and a deferral for tax purposes. It will continue to be our policy to make sufficient cash distributions to stockholders in order for us to maintain our REIT status under the Internal Revenue Code.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

All of our long-term mortgage debt bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that the Company incurs under these mortgages. The Company's credit line is a variable rate facility which is sensitive to interest rates. However, at September 30, 2004, no amounts were outstanding under the facility.

Item 4. - Controls and Procedures

As required under Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2004 are effective.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the first nine months of the fiscal year ending December 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 6. - Exhibits and Reports on Form 8-K

           (a)  Exhibits

           Exhibit 10.1      Contract of Sale dated as of September 27,
                             2004 between OLP St. Cloud LLC and New Flyer of America, Inc. Filed as Exhibit 1 to Form 8-K filed on October 19, 2004 and incorporated herein by reference.

           Exhibit 10.2 Lease Agreement dated as of October 18, 2004 between OLP St. Cloud LLC, as Landlord and New Flyer of America, Inc., as tenant, filed as Exhibit 2 to Form 8-K filed on October 19, 2004 and incorporated herein by reference.

           Exhibit 10.3 Guaranty dated as of October 18, 2004 of NFIL Holdings Corp. filed as Exhibit 3 to Form 8-K filed on October 19, 2004 and incorporated herein by reference.

           Exhibit 31.1 Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed with this Form 10-Q.)

           Exhibit 31.2 Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed with this Form 10-Q.)

           Exhibit 32.1 Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed with this Form 10-Q.)


           Exhibit 32.2 Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed with this Form 10-Q.)


           (b)  Reports on Form 8-K

           A Form 8-K was filed on September 30, 2004 to report that the Registrant had entered into a contract to purchase a property located in Saint Cloud, Minnesota.

           A Form 8-K was filed on August 10, 2004 which attached the press release issued the same day disclosing information regarding the results of operations for the six and three months ended June 30, 2004 and financial condition at June 30, 2004.

                          ONE LIBERTY PROPERTIES, INC.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           One Liberty Properties, Inc.
                                  (Registrant)






November  9, 2004          /s/ Jeffrey Fishman
- -----------------          -------------------
Date                       Jeffrey Fishman
                           President and
                           Chief Executive Officer
                           (authorized officer)




November  9, 2004          /s/ David W. Kalish
- -----------------          -------------------
Date                       David W. Kalish
                           Senior Vice President and
                           Chief Financial Officer
                           (principal financial officer)

                                  EXHIBIT 31.1
                                  CERTIFICATION

   I, Jeffrey Fishman, President and Chief Executive Officer of One Liberty Properties, Inc. certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 of One Liberty Properties, Inc.

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

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

   5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


   Date:   November 9, 2004
                                          /s/ Jeffrey Fishman
                                          -------------------
                                          Jeffrey Fishman
                                          President and Chief Executive Officer

                                  EXHIBIT 31.2
                                  CERTIFICATION

   I, David W. Kalish, Senior Vice President and Chief Financial Officer of One Liberty Properties, Inc. certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 of One Liberty Properties, Inc.

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

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

   5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:   November 9, 2004                         /s/ David W. Kalish
                                                 ------------------------
                                                 David W. Kalish
                                                 Senior Vice President
                                                 and Chief Financial Officer

                                  EXHIBIT 32.1

             CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, Jeffrey Fishman, President and Chief Executive Officer of One Liberty Properties, Inc., (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report").

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   November 9, 2004             /s/ Jeffrey Fishman
                                     ----------------------
                                     Jeffrey Fishman
                                     President and Chief Executive Officer

                                  EXHIBIT 32.2

       CERTIFICATION OF SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, David W. Kalish, Senior Vice President and Chief Financial Officer of One Liberty Properties, Inc. (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report").

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   November 9, 2004             /s/ David W. Kalish
                                     -------------------------------
                                     David W. Kalish
                                     Senior Vice President
                                     and Chief Financial Officer