Form 10-K
period 2004-12-31
ONE LIBERTY PROPERTIES INC
filed 2005-03-15
CIK 712770

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

                   For the fiscal year ended December 31, 2004
                                             -----------------
                                       Or
              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

         Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of exchange
          Title of each class                        on which registered
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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                             Yes X    No
                                ---      ---

         As of June 30, 2004 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of all common equity held by non-affiliates of the registrant, computed by reference to the price at which common equity was last sold on said date, was approximately $138.8 million.

         As of March 2, 2005, the aggregate market value of all common equity held by non-affiliates of the registrant was approximately $146.7 million.

         As of March 2, 2005, the registrant had 9,793,240 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the annual meeting of shareholders of One Liberty Properties, Inc., to be filed pursuant to Regulation 14A not later than April 30, 2005, are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements

         This Annual Report on Form 10-K, together with other statements and information publicly disseminated by One Liberty Properties, Inc., contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions or variations thereof. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to:

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

PART I

Item 1. Business
        --------
         We maintain a website at www.onelibertyproperties.com. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge on our website as soon as reasonably practical after we file these reports with the Securities and Exchange Commission (SEC).

General
-------
         We are a self-administered and self-managed real estate investment trust (REIT). We were incorporated under the laws of the State of Maryland on December 20, 1982. We acquire, own and manage a geographically diversified portfolio of retail, industrial, office, movie theater, health and fitness and other properties, a substantial portion of which are under long-term leases. Substantially all of our leases are "net leases", under which the tenant is typically responsible for real estate taxes, insurance and ordinary maintenance and repairs. As of January 31, 2005, we owned 46 properties, participated in six joint ventures that owned a total of 14 properties and held a 50% tenancy in common interest in one property. Our properties are located in 23 states and have an aggregate of approximately 5.4 million square feet of space (including all space for properties in which we have a joint venture participation, our tenancy in common interest and five properties that we acquired in one transaction in January 2005).

        Under the terms of our current leases, our 2005 contractual rental income will be approximately $34.8 million. Our 2005 contractual rental income includes rental income that is payable to us during 2005 for properties owned at December 31, 2004, our share of the rental income payable to our joint ventures, rental income payable on our tenancy in common interest and rental income that is payable to us during 2005 for the five properties acquired in January 2005, but does not include rent that we would receive if any of our vacancies are rented. On December 31, 2004, the occupancy rate of our property portfolio is approximately 98% based on square footage. The weighted average remaining term of the leases in our portfolio is 11.8 years based on our 2005 contractual rental income.

         We acquire our properties by balancing real estate analysis with tenant credit evaluation. The main focus of our analysis is the intrinsic value of a property, determined primarily by its location, local demographics and potential for alternative use. We also evaluate a tenant's financial ability to meet lease obligations and operational needs and the return that will be realized on our investment in a property. Most of our retail tenants operate on a national basis and include, among others, Barnes & Noble, Inc., Walgreen Co., The Sports Authority, Inc., Best Buy Co., Inc., OfficeMax Inc., Party City Corporation, Circuit City Stores, Inc., Petco Animal Supplies, Inc. and CarMax Auto Superstores, Inc.

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

o Long-term leases. We generally acquire properties that are subject to long-term leases. Leases representing approximately 82% of our 2005 contractual rental income expire after 2010, and leases representing approximately 56% of our 2005 contractual rental income expire after 2014; and

o Scheduled rent increases. Leases representing approximately 81% of our 2005 contractual rental income provide for either scheduled rent increases or periodic contractual rent increases based on the consumer price index.

         We share facilities, personnel and other resources with several affiliated entities including, among others, Gould Investors L.P., a partnership which owns 8% of our common shares at December 31, 2004 and is involved in the ownership and operation of a diversified portfolio of real estate, and BRT Realty Trust, a mortgage lending REIT. It is our policy, and the policy of our affiliated entities, that any investment opportunity presented to us or to any of our affiliated entities that involves primarily the acquisition of a net leased property will first be offered to us and declined by us before any of our affiliated entities may pursue the opportunity. Jeffrey Fishman, our president and chief executive officer, and Lawrence G. Ricketts, Jr., our vice president, acquisitions, devote substantially all of their business time to our company, while our other management personnel share their services on a part-time basis with us and other affiliated entities that share our executive offices. We believe that this sharing arrangement provides us access to a group of senior executives with real estate and financial knowledge and experience to which a company of our size would not otherwise have access. For a description of the background of our management, please see the information under the heading "Executive Officers" in Part I of this Annual Report.

Our Business Objectives and Growth Strategy
-------------------------------------------

         Our business objective is to maintain and increase the cash available for distribution to our stockholders by:

o acquiring a diversified portfolio of net leased properties subject to long-term leases;

o obtaining mortgage indebtedness on favorable terms and increasing access to capital to finance property acquisitions; and

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

         Our acquisition strategy is to pursue properties that are subject to long-term leases which include periodic contractual rental increases. We believe that long-term leases provide a predictable income stream over the term of the lease, making fluctuations in market rental rates and in real estate values less significant to achieving our overall investment objectives. Long-term leases also make it easier for us to obtain longer-term, fixed-rate mortgage financing with principal amortization, thereby moderating the interest rate risk associated with financing or refinancing our property portfolio by reducing the outstanding principal balance over time. In addition, we believe that long-term leases minimize management time required and transaction costs incurred while we own a property. Although we regard long-term leases as a central element of our acquisition strategy, we will acquire a property that is subject to a short-term lease where we believe the property represents a good opportunity for recurring income and residual value.

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

         Generally, we intend to hold the properties we acquire for an extended period of time. Our investment criteria are intended to identify properties from which increased asset value and overall return can be realized from an extended period of ownership. Accordingly, we tend to pursue a lease renewal or a new lease upon lease termination or expiration in preference to disposing of a property. Although our investment criteria favor an extended period of ownership of our properties, we may dispose of a property following a lease termination or expiration or even during the term of a lease if we regard the disposition of the property as an opportunity to realize the overall value of the property sooner or to avoid future risks by achieving a determinable return from the property.

Our Investment Strategy
-----------------------

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


Our Tenants
-----------

         The following table shows information about the diversification of our tenants and the tenants of our joint ventures by industry sector as of January 31, 2005:


                                                                                  Percentage of
Type of                Number of                   2005 Contractual              2005 Contractual
Property                Tenants                     Rental Income (1)             Rental Income
--------               --------                     -----------------             -------------

Retail                     37                          $13,537,168                    38.8%
Flex                        4                            3,917,566                    11.2
Industrial                  8                            4,822,388                    13.8
Movie Theater              11                            8,067,492                    23.2
Health & Fitness            3                            1,591,644                     4.6
Office                      2                            2,254,693                     6.5
Residential                 1                              650,000                     1.9
                           --                          -----------                   -----
         TOTAL             66                          $34,840,951                   100.0%
                           ==                          ===========                   =====
-----------

(1) 2005 contractual rental income includes rental income that is payable to us during 2005 under existing leases, including our share of the rental income payable to our joint ventures and the rental income payable to us on our tenancy in common interest, and the rental income payable to us during 2005 under leases related to five retail properties acquired by us in January 2005, but does not include rent that we would receive if any of our vacancies is rented.

       Although we focus on property value in analyzing our potential property acquisitions, we also review the ability of the tenant to meet its lease obligations and operational needs. Typically our tenants are not rated or are rated below investment grade. Of our properties owned as of January 31, 2005, thirty are net leased to various retail operators under long-term leases and, except for four of the retail properties, are net leased to single tenants. Of the four properties net leased to multiple retail operators, one is net leased to four separate tenants pursuant to separate leases, two are net leased to two separate tenants pursuant to separate leases and one is net leased to three separate tenants pursuant to separate leases. Eight of our properties are industrial-type buildings, of which two are used as frozen food warehouses. Three of our properties, with four tenants, are flex-type buildings (office, research and development and warehouse) and three are health and fitness facilities. Finally, we have two office properties, one residential property, and twelve movie theaters, including one which was under construction (ten owned by two joint ventures and two by us). At December 31, 2004, two of our retail properties, one owned by us and representing 21,043 square feet and one owned by a venture in which we have a 50% economic interest and representing 17,108 square feet, were vacant. One of our properties, which contains 189,146 square feet of flex space, has 78,042 square feet which is vacant. One of our retail properties, containing 38,448 square feet of space, is subject to a lease that will terminate March 31, 2005. One of the tenants that occupies 74,500 square feet of space at one of our flex properties (which contains 89,500 square feet of space) is subject to a lease which will terminate December 31, 2005. No assurance can be given that we will find tenants for any of these vacancies.

Movie Theater Joint Ventures
----------------------------

         At December 31, 2004, we owned a 50% equity interest, with the same venturer, in two joint ventures that own movie theaters in which we had approximately $21.4 million invested. At December 31, 2004 these joint ventures owned ten movie theater properties currently having a total of 163 screens. Eight of the movie theaters owned by the joint ventures are megaplex theaters with stadium-style seating, one movie theater is an "in-town" multi-screen theater with partial stadium seating and one movie theater property was under construction. Our joint venture and the future operator of the movie theater under construction mutually agreed to terminate the lease to this theater and our joint venture suspended construction while the joint venture seeks another operator. No assurance can be given that it will find a suitable operator to lease this theater. Megaplex movie theaters have multiple screens. Stadium-style seating provides for seating with elevation between rows to provide unobstructed viewing. The movie theaters owned by our movie theater joint ventures are equipped with electronics and technology that are intended to enhance the audio and visual experience for the patron.

         We are designated the "Managing Member" under each movie theater venture operating agreement. Each operating agreement provides that Majestic Property Management Corp., a company owned by the chairman of our board and in which certain of our executive officers are officers, receives a management fee equal to 1% of all rents received by the movie theater joint ventures from single-tenant properties and a management fee equal to 3% of all rents received by the joint ventures from multi-tenant properties. Majestic will receive leasing and mortgage brokerage fees for services rendered with respect to any property owned by either joint venture at a rate equal to 80% of the commissions we reasonably determine as being charged by third parties for comparable services in the market where the properties are located. Majestic will also receive a construction supervisory fee equal to 8% of the cost of any capital improvements to any property and sale commissions equal to 1% of the sales price of any properties that are sold. During the year ended December 31, 2004, Majestic received an aggregate of $107,000 (representing management fees) from the movie theater joint ventures.

         The following table provides certain information with respect to the ten movie theaters owned by our two movie theater joint ventures.


                                                                                         Expiration
                         No. of                                            Purchase      of Initial
Location                 Screens            Operator                       Price (1)     Lease Term
---------                -------            --------                      ----------     ----------
                                                                         (in millions)

Norwalk, CA                20       American Multi-Cinema, Inc.              $12.5           2021
Austell, GA                22       Regal Cinemas, Inc.                       11.8           2019
Beavercreek, OH            20       Regal Cinemas, Inc.                        9.7           2015
Morrow, GA                 24       American Multi-Cinema, Inc.               14.1           2017
Roanoke, VA                16       Consolidated Theaters                      9.0           2020
                                    Holdings, G.P.
Lubbock, TX                17       Cinemark USA, Inc.                         7.9           2018
Live Oak, TX               18       Regal Cinemas, Inc.                       12.5           2019
Henrietta, NY              18       Regal Cinemas, Inc.                       10.5           2022
Brooklyn, NY (2)            8       Pritchard Square Cinema LLC                9.5           2022
Monroe, NY (3)              -              ---                                 3.0              -
                          ---                                               ------
                          163                                               $100.5
                          ===                                               ======

(1) Purchase price represents the total purchase price for each property without giving effect to closing costs.

(2) "In town" multi-screen theater with partial stadium-style seating. The operator assigned its interest in this property to ADM Cinema Corporation effective February 11, 2005.

(3) A five screen theater with stadium style seating was under construction. The
lease  with  the  former  operator  was  terminated  by  mutual   agreement  and
construction suspended while our joint venture seeks another operator.

Our Leases
----------
       Substantially all of our leases are net leases (including the leases entered into by our joint ventures) under which the tenant, in addition to its rental obligation, typically is responsible for expenses attributable to the operation of the property, such as real estate taxes and assessments, water and sewer rents and other charges. The tenant is also generally responsible for maintaining the property, including non-structural repairs, and for restoration following a casualty or partial condemnation. The tenant is typically obligated to indemnify us for claims arising from the property and is responsible for maintaining insurance coverage for the property it leases. Under some net leases, we are responsible for structural repairs, including foundation and slab, roof repair or replacement and restoration following a casualty event, and at several properties we are responsible for certain expenses related to the operation and maintenance of the property.

       Our typical lease provides for contractual rent increases periodically throughout the term of the lease. Some of our other leases provide for rent increases pursuant to a formula based on the consumer price index. While some of our leases also provide for minimum rents supplemented by additional payments based on sales derived from the property subject to the lease, such additional payments were not a material part of our 2004 rental revenues and are not expected to be a material part of our 2005 rental revenues.

       Our policy has been to acquire properties that are subject to existing long-term leases or to enter into long-term leases with our tenants. Our leases generally provide the tenant with one or more renewal options.

The following table sets forth scheduled lease expirations of all leases for our properties as of January 31, 2005 (excluding two vacant properties which contain a total of 38,151 square feet of space, a 78,042 square foot vacancy at a property which contains 189,146 square feet of space and a partially constructed movie theater):

                                                                                    2005            % of 2005
                                                      Approximate               Contractual         Contractual
                                                        Square                 Rental Income       Rental Income
  Year of Lease         Number of Expiring          Feet Subject to           Under Expiring       Represented By
  Expiration (1)            Leases                 Expiring Leases (2)           Leases (3)        Expiring Leases
  --------------            ------                 ---------------               ----------        ----------------

     2005                      2                        112,948                $   640,447                1.8%
     2006                      2                         87,897                    548,335                1.6
     2007                      1                         12,000                    216,000                 .6
     2008                      3                        520,272                  1,850,996                5.3
     2009                      4                        311,572                  2,500,113                7.2
     2010                      4                        415,038                    504,312                1.5
     2011                      3                        193,428                  1,789,476                5.1
     2012                      -                              -                          -                  -
     2013                      4                         94,942                  1,333,263                3.8
     2014 and thereafter      43                      3,554,199                 25,458,009               73.1
                              --                      ---------                -----------               ----
     Total                    66                      5,302,296                $34,840,951              100.0%
                              ==                      =========                ===========              ======

(1) Lease expirations assume tenants do not exercise existing renewal options.
(2) Includes all square footage in properties that are owned by our joint ventures and our tenancy in common interest.
(3) Contractual rental income includes rental income that is payable to us during 2005 under existing leases, our share of the rental income payable to our joint ventures, the rental income payable on our tenancy in common interest, and the rental income that is payable to us during 2005 for the five properties acquired in January 2005, but does not include rent that we would receive if any of our vacancies are rented.

Our Acquisition Policies
------------------------

       We seek to acquire properties throughout the United States that have locations, demographics and other investment attributes that we believe to be attractive. We seek to acquire properties that we believe will provide attractive current returns from leases with tenants that operate profitably, even if our tenants are typically either not rated or are rated below investment grade. We identify properties where we believe that the quality of the underlying real estate mitigates the risk that may be associated with any default by the tenant.

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

Financing, Re-Renting and Disposition of Our Properties
-------------------------------------------------------

       There is no limit on the level of debt that we may incur. We borrow funds on a secured and unsecured basis and intend to continue to do so in the future. We mortgage specific properties on a non-recourse basis (subject to standard carve-outs) to enhance the return on our investment in a specific property. We maintain a $62.5 million revolving credit line that is a full recourse obligation. The proceeds of mortgage loans and amounts drawn on our credit line may be used for property acquisitions, investments in joint ventures or other entities that own real property, to reduce bank debt and for working capital purposes.

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

Other Types of Investments
--------------------------

       From time to time we have invested, on a limited basis, in publicly traded shares of other REITs and may make such investments on a limited basis in the future. We also may invest, on a limited basis, in the shares of entities not involved in real estate investments, provided that no such investment adversely affects our ability to qualify as a REIT under the Internal Revenue Code of 1986, as amended. We do not have any plans to invest in or to originate loans to other persons whether or not secured by real property. Although we have not done so in the past, we may issue securities in exchange for properties that fit our investment criteria. We have not, in the past, invested in the securities of another entity for the purpose of exercising control, and we do not have any present plans to invest in the securities of another entity for such purpose.

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

Risks Related to Our Company
----------------------------

The financial failure of our tenants would be likely to cause significant
-------------------------------------------------------------------------
reductions in our revenues and our equity in earnings of unconsolidated joint
-----------------------------------------------------------------------------
ventures and in the value of our real estate portfolio.
-------------------------------------------------------

       Substantially all of our revenues are derived from rental income generated by our properties, and 88% of our properties, based on 2005 contractual rental income, are leased to single tenants. Accordingly, the financial failure or other default of a tenant in non-payment of rent or property-related expenses or the termination of a lease could cause a significant reduction in our revenues. Additionally, approximately 48% of our total revenues (excluding revenues from our movie theater and other joint ventures) for the year ended December 31, 2004 was derived from retail tenants and approximately 39% of our 2005 contractual rental income will be derived from retail tenants. We also anticipate that significant revenues will be realized in 2005 by our two movie theater joint ventures. Weakening economic conditions in the retail or theater industries could result in the financial failure, or other default, of a significant number of our tenants and tenants of our joint ventures. One of our former retail tenants filed for protection under the federal bankruptcy laws in March 2004. A 21,043 square foot building owned by us and a 17,108 square foot building owned by a joint venture in which we have a 50% economic interest, both of which were leased to this bankrupt tenant, have been vacant since June 2004. In November 2004 and January 2005 two other retail tenants, each of which leases a property from us, filed for protection under the federal bankruptcy laws and we do not know, as of this date, if either lease will be assumed or rejected. Pending this determination, the tenants have paid the monthly rent since the month following their bankruptcy filing on a current basis. It is possible that other tenants could file for protection under federal bankruptcy laws or state insolvency proceedings or could face similar difficulties in the future. In the event of a default by a tenant, we may experience delays in enforcing our rights as landlord and sustain a loss of revenues and substantial costs in protecting our investment. We may also face liabilities arising from the tenant's actions or omissions that would reduce our revenues and the value of our portfolio. Also, if we are unable to re-rent any property when an existing lease terminates, we would receive no revenues from such property and could experience a decline in the value of the property.

A significant portion of our revenues and/or our 2005 contractual rental income
-------------------------------------------------------------------------------
is derived from four tenants. The default, financial distress or failure of any
-------------------------------------------------------------------------------
of these tenants could significantly reduce our revenues.
---------------------------------------------------------

       GE Medical Systems Information Technologies, Inc., L-3 Communications Corp. and Barnes & Noble, Inc. (a tenant at three separate properties) accounted for approximately 8.5%, 6.8% and 5.7%, respectively, of our total revenues (excluding revenues from our movie theater and other joint ventures) for the year ended December 31, 2004 and account for 4.5%, 4.7% and 4.1%, respectively, of our 2005 contractual rental income. Regal Cinemas, Inc., a tenant at four theaters owned by our movie theater joint ventures and one theater owned directly by us, accounted for 3.9% of our total revenues and 48.9% of the total revenues of our two movie theater joint ventures for the year ended December 31, 2004 and accounts for 10.7% of our 2005 contractual rental income. Contractual rental income for 2005 includes rental income that is payable to us during the year ended December 31, 2005 under existing leases from all properties owned by us on December 31, 2004, our share of the rental income payable to our joint ventures and the rental income payable on our tenancy in common interest, plus the rental income that is payable to us during the year ended December 31, 2005 from five properties acquired in January 2005. The default, financial distress or bankruptcy of any of these tenants could cause interruptions in the receipt or the loss of a significant amount of rental income and result in the vacancy of the property occupied by the defaulting tenant, which would significantly reduce our rental income and net income until the property is re-rented, and could decrease the ultimate sale value of the property.

       GE Medical Systems Information Technologies, Inc. (GE) exercised its right under its lease with us to terminate its lease effective December 20, 2004. Prior to the date of cancellation, we entered into a new lease with GE pursuant to which GE leased 111,104 square feet of space in the 189,146 square foot facility, and we have entered into an exclusive agreement with a national real estate brokerage firm to lease the balance of the space at the property. The lease with GE is for a five year term and we will expend approximately $500,000 in tenant improvements to segregate and improve the property for GE's occupancy.


The inability to repay our indebtedness could reduce cash available for
-----------------------------------------------------------------------
distributions and cause losses.
-------------------------------

       As of December 31, 2004, we had outstanding approximately $124 million in long-term mortgage indebtedness, all of which is non-recourse (subject to standard carve-outs). As of December 31, 2004, our ratio of mortgage debt to total assets was approximately 44%. In addition, at December 31, 2004, our movie theater joint ventures had approximately $58 million in long-term mortgage indebtedness outstanding secured by nine megaplex theaters. The risks associated with our debt include the risk that our cash flow will be insufficient to meet required payments of principal and interest. Further, if a property or properties are mortgaged to collateralize payment of indebtedness and we are unable to make mortgage payments on the secured indebtedness, the lender could foreclose upon the property or properties resulting in a loss of revenues to us and a decline in the value of our portfolio. Even with respect to non-recourse indebtedness, the lender may have the right to recover deficiencies from us under certain circumstances that could result in a reduction in the amount of cash available to meet expenses and to make distributions to our stockholders and in a deterioration of our financial condition.

If we are unable to refinance our borrowings at maturity at favorable rates or
------------------------------------------------------------------------------
otherwise raise funds, our net income may decline or we may be forced to sell
-----------------------------------------------------------------------------
properties on disadvantageous terms, which would result in the loss of revenues
-------------------------------------------------------------------------------
and in a decline in the value of our portfolio.
-----------------------------------------------

       Only a small portion of the principal of our mortgage indebtedness will be repaid prior to maturity and we do not plan to retain sufficient cash to repay such indebtedness at maturity. Accordingly, in order to meet these obligations, we will have to use funds available under our credit line, if any, to refinance debt or seek to raise funds through the financing of unencumbered properties, sale of properties or sale of additional equity. Between January 2005 and December 31, 2008, we will have to refinance an aggregate of approximately $18.5 million of maturing debt, of which approximately $8.2 will have to be refinanced in 2005 and approximately $2.3 million will have to be refinanced in 2006. We can give no assurance that we will be able to refinance this debt or arrange additional debt financing on unencumbered properties on terms as favorable as the terms of existing indebtedness, or at all. If prevailing interest rates or other factors at the time of refinancing result in interest rates higher than the interest rates we are paying, our interest expense would increase, which would adversely affect our net income, financial condition and the amount of cash available for distribution to stockholders. If we are not successful in refinancing our existing indebtedness or financing our unencumbered properties, selling properties on favorable terms or selling additional equity, our cash flow will not be sufficient to repay all maturing debt when payments become due, and we may be forced to dispose of properties on disadvantageous terms, which would result in the loss of revenues and in a decline in the value of our portfolio.

       As of December 31, 2004, we had approximately $7.6 million outstanding on our revolving credit facility. The facility is guaranteed by all of our subsidiaries which own unencumbered properties and the shares of stock of all other subsidiaries are pledged as collateral. The risks associated with our revolving credit facility include the risk that our cash flow will be insufficient to meet required payments of interest. Also we may be unable to negotiate a new facility at the maturity date and also may be unable to pay off the amount then outstanding. This could result in a reduction in the amount of cash available to meet expenses and to make distributions to holders of our common stock.

Increased borrowings could result in increased risk of default on our repayment
-------------------------------------------------------------------------------
obligations and increased debt service requirements.
----------------------------------------------------

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

If we are unable to re-rent properties upon the expiration of our leases, it
----------------------------------------------------------------------------
could adversely affect our revenues and ability to make distributions and could
-------------------------------------------------------------------------------
reduce the value of our portfolio.
----------------------------------

       Substantially all of our revenues are derived from rental income paid by tenants at our properties. We cannot predict whether current tenants will renew their leases upon the expiration of their terms. In addition, we cannot predict whether current tenants will attempt to terminate their leases, (including taking advantage of provisions of the federal bankruptcy laws), or whether defaults by tenants may result in termination of their leases prior to the expiration of their current terms. If tenants terminate or fail to renew their leases, or if leases terminate due to defaults or in the course of a bankruptcy proceeding, we may not be able to locate qualified replacement tenants and, as a result, we would lose a source of revenue while remaining responsible for the payment of our mortgage obligations and the expenses related to the properties, including real estate taxes. Even if tenants decide to renew their leases or we find replacement tenants, the terms of renewals or new leases, including the cost of required renovations or concessions to tenants, or the expense of reconfiguration of a single tenancy property for use by multiple tenants, may be less favorable than current lease terms and could reduce the amount of cash available to meet expenses and to make distributions to holders of our common stock.

Uninsured and underinsured losses may affect the revenues generated by, the
---------------------------------------------------------------------------
value of, and the return from, a property affected by a casualty or other claim.
--------------------------------------------------------------------------------

       Substantially all of our tenants obtain, for our benefit, comprehensive insurance covering our properties in amounts that are intended to be sufficient to provide for the replacement of the improvements at each property. However, the amount of insurance coverage maintained for any property may not be sufficient to pay the full replacement cost of the improvements at the property following a casualty event. In addition, the rent loss coverage under the policy may not extend for the full period of time that a tenant may be entitled to a rent abatement as a result of, or that may be required to complete restoration following, a casualty event. In addition, there are certain types of losses, such as those arising from earthquakes, floods, hurricanes and terrorist attacks, that may be uninsurable or that may not be economically insurable. Changes in zoning, building codes and ordinances, environmental considerations and other factors also may make it impossible or impracticable for us to use insurance proceeds to replace damaged or destroyed improvements at a property. If restoration is not or cannot be completed to the extent, or within the period of time specified in certain of our leases, the tenant may have the right to terminate the lease. If any of these or similar events occur, it may reduce our revenues, or the value of, or our return from, an affected property.

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


Our real estate investments are relatively illiquid and their values may
------------------------------------------------------------------------
decline.
--------

       Real estate investments are relatively illiquid. Therefore, we will be limited in our ability to reconfigure our real estate portfolio in response to economic changes. We may encounter difficulty in disposing of properties when tenants vacate either at the expiration of the applicable lease or otherwise. If we decide to sell any of our properties, our ability to sell these properties and the prices we receive on their sale may be affected by many factors, including the number of potential buyers, the number of competing properties on the market and other market conditions, as well as whether the property is leased and if it is leased, the terms of the lease. As a result, we may be unable to sell our properties for an extended period of time without incurring a loss, which would adversely affect our results of operations, liquidity and financial condition.

The concentration of our properties in certain geographic areas may make our
----------------------------------------------------------------------------
revenues and the value of our portfolio vulnerable to adverse changes in local
------------------------------------------------------------------------------
economic conditions.
--------------------

       We do not have specific limitations on the total percentage of our real estate properties that may be located in any one area. Consequently, properties that we own may be located in the same or a limited number of geographic regions. Approximately 43.3% of our total revenues (excluding revenues from our movie theater and other joint ventures) for the year ended December 31, 2004 were, and approximately 34.7% of our 2005 contractual rental income will be, derived from properties located in New York and Texas. As a result, a decline in the economic conditions in these geographic regions, or in geographic regions where our properties may be concentrated in the future, may have an adverse effect on the rental and occupancy rates for, and the property values of, these properties, which could lead to a reduction in our revenues and in the value of these properties.

Our inability to control our joint ventures could result in diversion of time
-----------------------------------------------------------------------------
and effort by our management and the inability to achieve the goals of the joint
--------------------------------------------------------------------------------
venture or the tenancy in common.
---------------------------------

       We presently are a venturer in six joint ventures which own 14 properties and we own 50% of another property as tenant in common with a group of investors pursuant to a tenancy in common agreement. The six joint venture investments represent an equity investment of $37 million by us and the tenancy in common interest represents an equity investment of approximately $4 million by us. These investments may involve risks not otherwise present in investments made solely by us, including that our co-investors may have different interests or goals than we do, or that our co-investors may not be able or willing to take an action that is desired by us. Disagreements with or among our co-investors could result in substantial diversion of time and effort by our management team and the inability of the joint venture or the tenancy in common to successfully operate, finance, lease or sell properties as intended by our joint venture agreements or tenancy in common agreement. In addition, since there is no limitation under our organizational documents as to the amount of funds that may be invested in joint ventures or tenancies in common, we may invest a significant amount of our funds into joint ventures or tenancy in common positions which ultimately may not be profitable as a result of disagreements with or among our co-investors.

Our joint venture agreements and tenancy in common agreement contain provisions
-------------------------------------------------------------------------------
related to the transfer of our interest, resolution of disputes and future
--------------------------------------------------------------------------
capital contributions that could limit our ability to liquidate our interest or
-------------------------------------------------------------------------------
adversely affect the value of our investments.
----------------------------------------------

The joint venture agreements entered into for each of our ventures generally provide that we cannot finance or transfer our interest in the venture without the consent of the other venturers. If we are unable to obtain the consent of our co-venturers to a proposed financing or transfer of our interest, we may be unable to dispose of such interest on favorable terms. The tenancy in common agreement provides each party with a right of first refusal in the event the other party decides to transfer its tenancy in common interest. The right of first refusal may make it more difficult for us to sell our interest in the property. In addition, the tenancy in common agreement requires the consent of the other parties to a proposed financing of the property. Our joint venture agreements and tenancy in common agreement also contain provisions governing disputes that could obligate us to acquire the interest of co-investors on unfavorable terms or without adequate time to obtain satisfactory financing or force us to sell our interest on terms that may be disadvantageous. In addition, if we fail to contribute any additional capital that we are required to contribute in the future to any of these investments, our interest may be reduced disproportionately, or a co-investor may elect to fund our portion of the capital contribution, which would result in that co-investor acquiring a preferred rate of return and a right to receive interest on the amount of such contribution. The occurrence of any of these events would adversely affect the value of our investment.

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

Our senior management and other key personnel are critical to our business and
------------------------------------------------------------------------------
our future success depends on our ability to retain them.
---------------------------------------------------------

       We depend on the services of Fredric H. Gould, chairman of our board of directors, Jeffrey Fishman, our president and chief executive officer, and other members of our senior management to carry out our business and investment strategies. Only two officers, Mr. Fishman and Lawrence G. Ricketts, Jr., our vice president, acquisitions, devote substantially all of their business time to our company. The remainder of our management personnel share their services on a part-time basis with entities affiliated with us and located in the same executive offices under a Shared Services Agreement. In addition, Messrs. Fishman and Ricketts devote a limited amount of their business time to entities affiliated with us. As we expand, we will continue to need to attract and retain qualified senior management and other key personnel, both on a full-time and shared basis. The loss of the services of any of our senior management or other key personnel, or our inability to recruit and retain qualified personnel in the future, could impair our ability to carry out our business and investment strategies.

Our transactions with affiliated entities involve conflicts of interest.
------------------------------------------------------------------------

       We have entered into a number of transactions with persons and entities affiliated with us and with certain of our officers and directors and we intend to enter into transactions with such persons in the future. In particular, during the year ended December 31, 2004, Majestic Property Management Corp., a company owned by our Chairman of the Board and in which certain of our executive officers are officers, received an aggregate of $107,000 for management fees from our movie theater joint ventures. In addition, we paid Majestic $253,000 for mortgage brokerage, sales commission, management and supervisory fees during 2004. Although our policy is to insure that we receive terms in transactions with affiliates that are at least as favorable to us as similar transactions we would enter into with unaffiliated persons, these transactions raise the potential that we may not receive terms as favorable as those that we would receive if the transactions were entered into with unaffiliated entities.

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

Risks Related to the REIT Industry
----------------------------------

Failure to qualify as a REIT would result in material adverse tax consequences
------------------------------------------------------------------------------
and would significantly reduce cash available for distributions.
----------------------------------------------------------------

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

We are subject to certain distribution requirements that may result in our
--------------------------------------------------------------------------
having to borrow funds at unfavorable rates.
--------------------------------------------

       To obtain the favorable tax treatment associated with being a REIT, we generally are required, among other things, to distribute to our stockholders at least 90% of our ordinary taxable income (subject to certain adjustments) each year. To the extent that we satisfy these distribution requirements, but distribute less than 100% of our taxable income we will be subject to federal corporate tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

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

       In order to qualify as a REIT, we must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. Any investment in securities cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, no more than 5% of the value of our assets can consist of the securities of any one issuer, other than a qualified REIT security. If we fail to comply with these requirements, we must dispose of such portion of these securities in excess of these percentages within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. This requirement could cause us to dispose of assets for consideration that is less than their true value and could lead to a material adverse impact on our results of operations and financial condition.

                               Executive Officers

The following sets forth information with respect to our executive officers:

       NAME                        AGE            POSITION WITH THE COMPANY
       ----                        ---            -------------------------

Fredric H. Gould                    69            Chairman of the Board *

Jeffrey Fishman                     46            President and Chief Executive
                                                  Officer

Jeffrey A. Gould                    39            Senior Vice President *

Matthew J. Gould                    45            Senior Vice President*

Israel Rosenzweig                   57            Senior Vice President

Simeon Brinberg                     71            Senior Vice President **

David W. Kalish                     58            Senior Vice President and
                                                  Chief Financial Officer

Mark H. Lundy                       42            Vice President and Secretary**

Seth D. Kobay                       50            Vice President and Treasurer

Karen Dunleavy                      46            Vice President, Financial

Lawrence G. Ricketts, Jr.           28            Vice President, Acquisitions

*  Matthew J. Gould and Jeffrey A. Gould are Fredric H. Gould's sons.

** Mark H. Lundy is Simeon Brinberg's son-in-law.

Fredric H. Gould. Mr. Gould has served as Chairman of the Board of One Liberty Properties since 1989 and as Chief Executive Officer from December 1999 to December 31, 2001. Mr. Gould has served as Chairman of the Board of Trustees of BRT Realty Trust, a real estate investment trust that focuses on mortgage lending, since 1984 and Chief Executive Officer of BRT Realty Trust from 1996 to December 31, 2001. Since 1985 Mr. Gould has been an executive officer (currently Chairman of the Board) of the managing general partner of Gould Investors L.P., a limited partnership primarily engaged in the ownership and operation of real properties, and he serves as sole member of a limited liability company which is the other general partner of Gould Investors L.P. He is President of the advisor to BRT Realty Trust and a director of EastGroup Properties, Inc. EastGroup Properties, Inc. is a real estate investment trust that focuses on ownership of industrial properties in major sunbelt markets throughout the United States.

Jeffrey Fishman. Mr. Fishman was President and Chief Operating Officer of One Liberty Properties from December 1999 until December 2001 and has been President and Chief Executive Officer since January 1, 2002. From 1996 to December 1999, Mr. Fishman was a Senior Managing Director of Cogswell Properties, LLC, a real estate property owner and manager. For more than five years prior to 1996, he was President of Britannia Management Services, Inc., a real estate property owner and manager.

Jeffrey A. Gould. Mr. Gould has been a Vice President of One Liberty Properties since 1989 and a Senior Vice President and Director since December 1999. He was President and Chief Operating Officer of BRT Realty Trust from March 1996 to December 2001 and has been President and Chief Executive Officer of BRT Realty Trust since January 1, 2002. Mr. Gould has served as a Trustee of BRT Realty Trust since March 1997. He is also a Senior Vice President of the managing general partner of Gould Investors L.P. since 1996.

Matthew J. Gould. Mr. Gould served as President and Chief Executive Officer of One Liberty Properties from 1989 to December 1999 and became a Senior Vice President and Director of One Liberty Properties in December 1999. He has served as President of the managing general partner of Gould Investors L.P. since 1996. He has been a Vice President of BRT Realty Trust since 1986, has served as a Trustee of BRT since March 1997 and he serves as a Vice President of the advisor to BRT Realty Trust.

Israel Rosenzweig. Mr. Rosenzweig has been a Senior Vice President of One Liberty Properties since June 1997 and a Senior Vice President of BRT Realty Trust since March 1998. He has been a Vice President of the managing general partner of Gould Investors L.P. since May 1997 and President of GP Partners, Inc., a sub-advisor to a registered investment advisor, since 2000.

Simeon Brinberg. Mr. Brinberg has served as a Senior Vice President of One Liberty Properties since 1989. He has been Secretary of BRT Realty Trust since 1983, a Senior Vice President of BRT Realty Trust since 1988 and a Vice President of the managing general partner of Gould Investors L.P. since 1988. Mr. Brinberg, an attorney-at-law, is a member of the bar of New York.

David W. Kalish. Mr. Kalish has served as Senior Vice President and Chief Financial Officer of One Liberty Properties since June 1990. Mr. Kalish has served as Senior Vice President, Finance of BRT Realty Trust since August 1998 and Vice President and Chief Financial Officer of the managing general partner of Gould Investors L.P. since June 1990. Mr. Kalish is a certified public accountant.

Mark H. Lundy. In addition to being Secretary of One Liberty Properties since June 1993 and a Vice President since June 2000, Mr. Lundy has been a Vice President of BRT Realty Trust since April 1993 and a Senior Vice President of the managing general partner of Gould Investors L.P. since July 1990. He is an attorney-at-law and a member of the bars of New York and District of Columbia.

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

Item 2. Properties

       As of January 31, 2005, we owned 46 properties, participated in six joint ventures that owned a total of 14 properties and held a 50% tenancy in common interest in one property. The following table sets forth information as of January 31, 2005 concerning each property in which we currently own an equity interest. Except as otherwise noted, we own 100% of each property. We and our joint ventures own fee title to each property, except for the movie theater located in Greensboro, North Carolina in which we own a ground lease as ground lessee through March 2020 with five options to renew, each for a five year period.


                                                        Percentage
                                                          of 2005              Approx.
                             Type of                    Contractual        Building Square
Location                     Property                 Rental Income (1)          Feet
--------                     --------                 -----------------          ----

Hauppauge, NY                Flex                            4.69%              149,870
Jupiter, Fl                  Flex                            4.54               189,146
St. Cloud, MN                Industrial                      4.41               338,000
El Paso, TX                  Retail                          4.27               110,179
Hanover, PA                  Industrial                      3.90               458,560
Plano, TX                    Retail                          3.60               112,389
Greensboro, NC               Theater                         3.52                60,400
Chula Vista, CA              Theater                         3.32                60,000
Los Angeles, CA (2)          Office                          3.30               106,262
Brooklyn, NY                 Office                          3.17                66,000
Knoxville, TN                Retail                          2.88                35,330
Columbus, OH                 Retail                          2.55                96,924
Plano, TX                    Retail                          2.52                51,018
Morrow, GA (3)               Theater                         2.27                88,000
Tucker, GA                   Health & Fitness                2.27                58,800
Norwalk, CA (3)              Theater                         2.27                80,000
Live Oak, TX (3)             Theater                         2.07                81,836
Austell, GA (3)              Theater                         2.03                88,660
Ronkonkoma, NY               Flex                            2.01                89,500
Lake Charles, LA             Retail                          1.90                54,229
Manhattan, NY                Residential                     1.87               125,000
Lincoln, NE (3)              Retail                          1.73                51,222
Beavercreek, OH (3)          Theater                         1.73                75,149
Brooklyn, NY (3)             Theater                         1.62                33,120
Milwaukee, WI (3)            Industrial                      1.61               927,685
Henrietta, NY (3)            Theater                         1.58                76,315
Roanoke, VA (3)              Theater                         1.53               112,260
Columbus, OH                 Industrial                      1.49               100,220
Ft. Myers, FL                Retail                          1.47                29,993
Grand Rapids, MI             Health & Fitness                1.47               130,000
Newark, DE                   Retail                          1.45                23,547
Atlanta, GA                  Retail                          1.41                50,400
Athens, GA                   Retail                          1.30                41,280
Chattanooga, TN              Retail                          1.29                72,897
Lubbock, TX (3)              Theater                         1.23                60,732
Greenwood Village, CO        Retail                          1.21                45,000
Champaign, IL                Retail                          1.18                50,530
Onalaska, WI                 Retail                          1.15                63,919
Melville, NY                 Industrial                      1.11                51,351
Mesquite, TX                 Retail                          1.10                22,900
Selden, NY                   Retail                          .94                 14,550
Grand Rapids, MI             Health & Fitness                .83                 72,000
Antioch, TN                  Retail                          .83                 34,059
Batavia, NY                  Retail                          .75                 23,483
Somerville, MA               Retail                          .72                 12,054
St. Louis, MO                Retail                          .66                 30,772
Fairview Hts., IL            Retail                          .64                 31,252
Houston, TX                  Retail                          .62                 12,000
New Hyde Park, NY            Industrial                      .58                 89,000
Ferguson, MO                 Retail                          .57                 32,046
Cedar Rapids, IA             Retail                          .55                 15,400
Killeen, TX                  Retail                          .47                  8,000
Miami, FL (3)                Industrial                      .44                396,000
Florence, KY                 Retail                          .43                 31,252
Rosenberg, TX                Retail                          .37                  8,000
West Palm Beach, FL          Industrial                      .30                 10,361
Seattle, WA                  Retail                          .17                  3,038
Houston, TX                  Retail                          .11                 38,448
Shreveport, LA (3)           Retail                           -                  17,108
Lewisville, TX               Retail                           -                  21,043
Monroe, NY (3)               Theater                          -                       -
                                                         ------               ---------
                     Total:                              100.00%              5,418,489
                                                         ======               =========



(1) Percentage of our 2005 contractual rental income payable to us pursuant to leases as of January 31, 2005.

(2) An undivided 50% interest in this property is owned by us as tenant in common with an unrelated entity. Percentage of contractual rental income indicated represents our share of the rental income. Approximate square footage indicated represents the total rentable square footage of the property.

(3) This property is owned by a joint venture in which we are a venture partner. Percentage of contractual rental income indicated represents our share of the rental income of the joint venture. Approximate square footage indicated represents the total rentable square footage of the property owned by the joint venture.

         The occupancy rate for our properties, based on total rentable square footage was approximately 98% as of January 31, 2005 and December 31, 2004 and approximately 99% as of December 31, 2003.

Our properties are located in 23 states. The following table sets forth certain information, presented by state, related to our properties as of January 31, 2005.


                                              Number of                  2005 Contractual               Approximate Building
                 State                        Properties                Rental Income (1)                   Square Feet
                 -----                        ----------                -----------------                   -----------

               New York                           11                       $6,380,414                        718,189 (2)
               Texas                              11                        5,696,721                        526,545 (3)
               Georgia                             5                        3,235,170                        327,140 (4)
               Florida                             4                        2,357,036                        625,500 (5)
               Ohio                                3                        2,008,435                        272,293 (6)
               California                          3                        3,094,093                        246,262 (7)
               Tennessee                           3                        1,745,119                        142,286
               Other                              21                       10,323,963                      2,560,274 (8)
                                                  --                       ----------                      ----------
                                Total:            61                      $34,840,951                      5,418,489
                                                  ==                      ===========                      =========

                -------------------

         (1) Reflects 2005 contractual rental income including our share of the rental income payable to our joint ventures, rental income on our tenancy in common interest and rental income on the five properties acquired in January 2005 and does not include rent that we would receive if any of our vacancies are rented.

         (2) Includes the entire 109,435 rentable square footage of two properties that are owned by a joint venture. Does not include the movie theater owned by one of our joint ventures that was under construction.

         (3) Includes the entire 142,568 rentable square footage of two properties that are owned by a joint venture.

         (4) Includes the entire 176,660 rentable square footage of two properties that are owned by a joint venture.

         (5) Includes the entire 396,000 rentable square footage of one property that is owned by a joint venture.

         (6) Includes the entire 75,149 rentable square footage of one property that is owned by a joint venture.

         (7) Includes the entire 80,000 rentable square footage of one property that is owned by a joint venture.

         (8) Includes the entire 1,108,275 rentable square footage of four properties that are owned by a joint venture.

                 At January 31, 2005, we had first mortgages on 30 of the 47 properties we owned as of that date (including our 50% tenancy in common interest, but excluding properties owned by our joint ventures). At January 31, 2005, we had $131.3 million principal amount of mortgages outstanding, bearing interest at rates ranging from 5.1% to 8.8%. Substantially all mortgages contain prepayment penalties. The following table sets forth scheduled principal mortgage payments due for our properties as of December 31, 2004 (assumes no payment is made on principal on any outstanding mortgage in advance of its due date; the five properties acquired in January 2005 are unencumbered as of the filing of this Annual Report):


                                                    PRINCIPAL PAYMENTS DUE
           YEAR                                       IN YEAR INDICATED
           ----                                     (Amounts in Thousands)
                                                    ----------------------

           2005                                         $ 10,796
           2006                                            5,046
           2007                                            6,788
           2008                                            7,227
           2009                                            7,713
           2010 and thereafter                            86,449
                                                          ------
                      Total                             $124,019
                                                        ========
       As of December 31, 2004, no property owned by us had a book value equal to or greater than 10% of our total assets and no property owned by us had revenues in the year ended December 31, 2004 which accounted for more than 10% of our aggregate annual gross revenues.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

       There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                     Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        -----------------------------------------------------------------
        Matters
        -------

       Since January 15, 2004, our Common Stock has been listed on the New York Stock Exchange. Prior to January 15, 2004, our Common Stock was listed on the American Stock Exchange. The following table sets forth the high and low prices for our Common Stock as reported by the New York Stock Exchange for 2004 and the American Stock Exchange for 2003 and the per share cash distributions paid on our Common Stock during each quarter of the years ended December 31, 2004 and 2003.


                                                         DISTRIBUTIONS
        2004                  HIGH           LOW           PER SHARE
        ----                  ----           ---           ---------
        First Quarter        $24.05         $19.80           $.33
        Second Quarter       $22.66         $16.30           $.33
        Third Quarter        $19.20         $17.45           $.33
        Fourth Quarter       $20.81         $17.98           $.33 *


                                                         DISTRIBUTIONS
        2003                 HIGH            LOW          PER SHARE
        ----                 ----            ---          ---------
        First Quarter        $17.50         $15.21           $.33
        Second Quarter       $18.75         $16.55           $.33
        Third Quarter        $19.20         $16.90           $.33
        Fourth Quarter       $20.05         $18.25           $.33 *

* A cash distribution of $.33 was paid on our Common Stock on January 1, 2004 and January 3, 2005.

       As of March 3, 2005, there were 367 common stockholders of record and we estimate that at such date there were approximately 2,800 beneficial owners of our Common Stock.

       We qualify as a REIT for federal income tax purposes. In order to maintain that status, we are required to distribute to our shareholders at least 90% of our annual ordinary taxable income. The amount and timing of future distributions will be at the discretion of the Board of Directors and will depend upon our financial condition, earnings, business plan, cash flow and other factors. We intend to pay cash distributions in an amount at least equal to that necessary for us to maintain our status as a real estate investment trust for federal income tax purposes.

Equity Compensation Plan Information
------------------------------------

         The following table provides information as of December 31, 2004 with respect to shares of our Common Stock that may be issued under the One Liberty Properties, Inc. 1996 Stock Option Plan and the One Liberty Properties, Inc. 2003 Incentive Plan:

                                                                                                 Number of
                                                                                                 Securities
                                                                                                 Remaining
                                                                                                Available for
                                                Number of                                         Future
                                               Securities                                      Issuance Under
                                              to be Issued              Weighted-                 Equity
                                              Upon Exercise              Average                Compensation
                                             of Outstanding           Exercise Price          Plans (Excluding
                                                Options,              of Outstanding             Securities
                                              Warrants and           Options, Warrants          Reflected in
                                                 Rights                  and Rights               Column(a))
                                                 ------                  ----------               ----------
                                                  (a)                        (b)                     (c)

Equity compensation
plans approved by
security holders                                 19,500                   $11.75                  212,950

Equity compensation                                 -                         -                       -
plans not approved
by security holders                               _____                    _____                  _______

Total                                            19,500                   $11.75                  212,950
                                                 ======                   ======                  =======


Item 6.  Selected Financial Data
         -----------------------

The following table sets forth the selected consolidated statement of operations data for each of the periods indicated, all of which are derived from our audited consolidated financial statements and related notes. The selected financial data for each of the three years in the period ended December 31, 2004 and as of December 31, 2003 and 2004 should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                             As of and for the Year Ended
                                                                                    December 31
                                                                  (Amounts in Thousands, Except Per Share Data)

                                                                 2004       2003        2002       2001      2000
                                                                 ----       ----        ----       ----      ----

OPERATING DATA
--------------
Revenues                                                        $26,527    $19,796     $15,705    $15,237   $12,669
Earnings before equity in earnings of unconsolidated
   joint ventures and gain on sale                                8,030      6,100       4,813      4,671     4,142
Equity in earnings of unconsolidated joint ventures               2,869      2,411       1,078         83         -
Net gain (loss) on sale of real estate and gain on
   sale of available-for-sale securities                             75         14         (11)       112     3,790
Net income                                                       10,974      8,525       5,880      4,866     7,932
Calculation of net income
   applicable to common stockholders (Note a):
       Net income                                                10,974      8,525       5,880      4,866     7,932
       Less: dividends and  accretion on preferred stock              -      1,037       1,037      1,037     1,044
Net income applicable to common  stockholders                   $10,974     $7,488      $4,843     $3,829    $6,888
Weighted average number of common
   shares outstanding:
       Basic                                                      9,728      6,340       4,614      3,019     2,993
       Diluted                                                    9,744      6,372       4,644      3,036     3,528
Net income per common share:
   Basic                                                          $1.13      $1.18       $1.05      $1.27     $2.30
   Diluted                                                        $1.13      $1.18       $1.04      $1.26     $2.25
Cash distributions per share of:
   Common Stock                                                   $1.32      $1.32       $1.32      $1.20     $1.20
   Preferred Stock (Note a)                                           -      $1.60       $1.60      $1.60     $1.60

BALANCE SHEET DATA
------------------
Real estate investments, net                                   $228,536   $177,316    $140,437   $118,564  $121,620
Investment in unconsolidated joint ventures                      37,023     24,441      23,453      6,345         -
Cash and cash equivalents                                         6,051     45,944       2,624      2,285     2,069
Total assets                                                    284,386    259,089     179,609    132,939   128,219
Mortgages payable                                               124,019    106,133      77,367     76,587    64,123
Line of credit                                                    7,600          -      10,000          -    10,000
Total liabilities                                               138,271    113,120      90,915     78,591    74,843
Total stockholders' equity                                      146,115    145,969      88,694     54,348    53,376

OTHER DATA
----------
Funds from operations applicable to
   common stockholders (Note b)                                 $16,789    $11,776      $7,757     $6,303    $5,199
Funds from operations per common share:
   Basic                                                          $1.73      $1.86       $1.68      $2.09     $1.74
   Diluted                                                        $1.72      $1.85       $1.67      $2.08     $1.74
Cash flow provided by (used in):
   Operating activities                                         $16,363    $11,606      $8,344     $6,764    $5,840
   Investing activities                                         (61,577)   (18,614)    (48,056)    (5,702)  (39,324)
   Financing activities                                           5,321     50,328      40,051       (846)   24,306


       Note a: On December 30, 2003, we redeemed of all of our outstanding preferred stock.

       Note b: We consider funds from operations (FFO) to be a relevant and meaningful supplemental measure of our performance because it is predicated on a cash flow analysis, contrasted with net income, a measure predicated by GAAP, which gives effect to non-cash items such as depreciation and amortization. FFO does not represent cash generated from operations as defined by GAAP and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating our performance or to cash flows as a measure of liquidity.

       We compute FFO in accordance with the "White Paper" on FFO published by the National Association of Real Estate Investment Trusts (NAREIT), which defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization (including amortization of deferred leasing costs, but excluding amortization of financing costs) and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are computed to reflect FFO on the same basis. In computing FFO, we do not add back to net income the amortization of costs incurred in connection with our financing activities, or depreciation of non-real estate assets, but those items that are defined as "extraordinary" under GAAP are added back to net income. Since the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another.

       The table below provides a reconciliation of net income in accordance with GAAP to FFO, as calculated under the current NAREIT definition of FFO, for each of the years in the five year period ended December 31, 2004.


                                                               2004        2003       2002        2001      2000
                                                               ----        ----       ----        ----      ----

Net income                                                    $10,974    $  8,525     $5,880     $ 4,866   $ 7,932
Add: depreciation of properties                                 4,758       3,473      2,617       2,584     2,113
Add: our share of depreciation in unconsolidated
   joint ventures                                               1,075         790        268          16         -
Add: amortization of deferred leasing costs                        55          39          -           -         -
Deduct: (gain) loss on sale of real estate                        (73)        (14)        29        (126)   (3,802)
Deduct: preferred distributions                                     -      (1,037)    (1,037)     (1,037)   (1,044)
                                                              -------      -------    -------     -------   -------

Funds from operations applicable to common stockholders       $16,789      $11,776     $7,757     $ 6,303   $ 5,199
                                                              =======      =======     ======     =======   =======



Item 7. Management's Discussion And Analysis Of Financial Condition And Results
-------------------------------------------------------------------------------
Of Operations.
--------------

General
-------

       We are a self-administered and self-managed REIT and we primarily own real estate that we net lease to tenants. As of December 31, 2004, we owned 41 properties, participated in six joint ventures that owned a total of 14 properties and held a 50% tenancy in common interest in one property. In January 2005 we acquired five additional properties. These 61 properties are located in 23 states.

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

       During the year ended December 31, 2004, we purchased five single tenant properties and one property with two tenants, in six states, for a total consideration of $58 million. We assumed pre-existing first mortgages aggregating $9.9 million on two of these properties. An aggregate of $10.4 million of first mortgage financing was completed with respect to two of the other properties. In January 2005, we purchased five additional single tenant properties for a total consideration of approximately $15 million.

       We are a venturer in two joint ventures organized for the purpose of acquiring and owning megaplex stadium-style movie theaters. We own a 50% equity interest and are the managing member in each of these ventures with the same co-venturer. These joint ventures own one partial stadium-style theater, one stadium-style theater under construction (construction has been suspended pending leasing the site to an operator), and eight megaplex stadium-style movie theaters for a total consideration of approximately $100 million. Our equity investment in these movie theater ventures at December 31, 2004 was $21.4 million, net of distributions from the joint ventures. We are also a joint venturer in four additional joint ventures, each of which was organized to acquire one single-tenanted property. Our equity investment in these four joint ventures at December 31, 2004 was $15.6 million, net of distributions.

       At December 31, 2004, excluding mortgages payable of our unconsolidated joint ventures, we had 31 outstanding mortgages payable, aggregating $124 million in principal amount, all of which are secured by first liens on individual real estate investments with an aggregate carrying value, as adjusted for intangibles, of approximately $190.3 million before accumulated depreciation. The mortgages bear interest at fixed rates ranging from 5.13% to 8.8%, and mature between 2005 and 2023.

Results of Operations
---------------------

Outlook
-------

       In May 2002 and in October and November 2003 we completed two public offerings of our Common Stock resulting in net proceeds to us of approximately $35 million and $64.5 million, respectively. A major portion of the net proceeds from the May 2002 offering was applied to acquire five properties, both directly by us and through joint ventures. Through December 31, 2004, we had used substantially all of the net proceeds from the 2003 offering as follows: $8.4 million to redeem all of our outstanding preferred stock; $14 million to pay down our credit line and the balance to acquire five properties both directly by us and through joint ventures. In 2005, we anticipate that we will use our available cash funds derived from mortgages placed on our unencumbered properties and our credit line to acquire additional properties, either directly or through joint ventures. As a result, we will own more properties in 2005 and unless we experience an unusual number of lease terminations and/or cancellations in 2005 (taking into consideration the lease expirations and terminations that we know will occur in 2005, and without giving effect to any re-letting of such properties), we anticipate that our revenues and possibly our net income will increase in 2005.

Comparison of Years Ended December 31, 2004 and December 31, 2003
-----------------------------------------------------------------

Revenues
--------

       Our revenues consist primarily of rental income from tenants in our rental properties. Rental income increased by $6.5 million, or 33.7%, to $25.8 million for the year ended December 31, 2004 from $19.3 million for the year ended December 31, 2003. The increase in rental income is primarily due to $5.4 million of rental revenues earned during the year ended December 31, 2004 on eleven properties acquired by us during 2003 and 2004. The increase in rental income also includes $767,000 received from the sale of our bankruptcy claim in connection with the bankruptcy proceedings involving a retail tenant which disaffirmed its lease and vacated the property. There were also increases in rental income at several of our other properties.

       Interest and other income increased by $223,000, or 43.6%, to $735,000 for the year ended December 31, 2004 from $512,000 for the year ended December 31, 2003. The primary reason for the increase was $350,000 received in 2004 from the settlement of a claim made by us regarding the purchase of one of our properties. The increase in interest and other income also includes $134,000 of net acquisition fees received by us from a joint venture we recently organized. The net acquisition fee, calculated pursuant to the joint venture agreement at 2% of the purchase price of the acquired property, reflects a 50% reduction based on our share of ownership in the joint venture. To a lesser extent, the increase is due to interest earned on our investment of the balance of the net proceeds received from our October 2003 offering. These increases were offset in part by the receipt in the year ended 2003 of $355,000 of interest earned on short-term mortgages receivable acquired or originated by us to facilitate acquisitions.

       Our equity in earnings of unconsolidated joint ventures increased by $458,000, or 19%, to $2.9 million for the year ended December 31, 2004. This increase resulted primarily from our purchase of an additional 25% interest in one of our movie theater joint ventures as of October 1, 2003, resulting in an increase in our equity in earnings of this joint venture of $590,000 for the year ended December 31, 2004. Another joint venture in which we have a 50% interest received $859,000 from the sale of its bankruptcy claim in connection with the bankruptcy proceeding involving its retail tenant which disaffirmed its lease and vacated the property. Our equity in earnings from this joint venture increased $211,000 for the year ended December 31, 2004. We also participate in two joint ventures, one organized in August 2004 and one organized in November 2004. These joint ventures each purchased one property, and in 2004 we recognized income of $165,000 and $61,000, respectively, from these joint ventures. These increases were offset in part as a result of a $1 million direct write off of unbilled rent receivable balances by one of our joint ventures in which we have a 50% interest that were previously recorded relating to two movie theaters under common control. We executed a lease termination agreement regarding one of these theaters (which was under construction) and since September 2004, rent was paid in compliance with a stipulation relating to the other theater. During February 2005, the operator of this movie theater sold its business to an independent third party and the arrearages of rent and other miscellaneous charges of approximately $670,000 that were due in August 2005 were accelerated. In exchange for the joint venture's agreement to consent to the lease assignment and lease amendment and to waive the requirement for a security deposit under the amended lease, the joint venture received 40,000 restricted shares of Class A common stock of the tenant's parent company, which trades on the American Stock Exchange. Our equity in earnings of this joint venture decreased by $569,000 for the year ended December 31, 2004.

       We will continue to acquire, solely for our own account, improved commercial properties in accordance with our business and investment strategies. We may from time to time acquire other properties with joint venture partners.

Expenses
--------

       Depreciation and amortization expense increased by $1.3 million, or 37%, to $4.8 million for the year ended December 31, 2004 from $3.5 million for the year ended December 31, 2003 . The increase in depreciation and amortization expense was primarily due to the acquisition of eleven properties during 2003 and 2004.

       Interest-mortgages payable increased by $1.6 million, or 23.2%, to $8.4 million for the year ended December 31, 2004 from $6.8 million for the year ended December 31, 2003. The increase results from mortgages placed on two properties during 2003 and two properties during the last few months of 2004, the assumption of mortgages in connection with the purchase of five properties during 2003 and 2004 and refinancing the mortgage on one property in May 2003.

       Interest-line of credit, which includes amortization of deferred line of credit costs in 2004 and a 1/4% unused facility fee in both years, decreased by $97,000, or 17.2%, to $467,000 for the year ended December 31, 2004. This decrease resulted from our repayment of all of the outstanding indebtedness under our line of credit during 2003. We subsequently borrowed $12.6 million under our line of credit during October and November 2004, which was used to purchase a property and to fund our contribution to a joint venture which purchased a property. During December 2004, $5 million of the borrowings were repaid with the proceeds from a mortgage financing of one of our properties.


       General and administrative expenses increased by $924,000, or 41.9%, to $3.1 million for the year ended December 31, 2004 from $2.2 million for the year ended December 31, 2003. The increase was due to a number of factors, including a $101,000 non-recurring fee for the initial listing of our common stock on the New York Stock Exchange in January 2004. Also, payroll and payroll expenses increased by $264,000 for the year ended December 31, 2004, including an increase of approximately $129,000, for executive and support personnel, primarily for legal and accounting services, allocated to us pursuant to a Shared Services Agreement among us and related entities. The increase in the allocated payroll expenses resulted from an increase in our level of business activity, primarily property acquisitions, the negotiation of an increased revolving credit facility, mortgage financings and compliance with the Sarbanes-Oxley Act of 2002, including Section 404 requirements. The increase in payroll expenses is due to a $125,000 increase in the annual base salaries and bonuses paid to our principal executive officers and additional staff. Also included in the year ended December 31, 2004 is compensation expense of $221,000 compared to $41,000 in the prior year relating to the restricted stock program which was established in July 2003. The balance of the increase in general and administrative expenses for the year ended December 31, 2004 is due to an increase in a number of items including professional fees of approximately $180,000 relating to costs associated with the internal control audit, including the review of the internal control documentation and testing relating to compliance with Section 404 of the Sarbanes-Oxley Act, legal expenses relating to compliance with the Sarbanes-Oxley Act and legal fees relating to transactions that were not consummated. Additionally, for the year ended December 31, 2004, state taxes increased by approximately $56,000, director and officer insurance and directors' fees increased by approximately $69,000, and travel and other miscellaneous expenses increased by approximately $74,000 due to our increased business activity.

       Real estate expenses increased by $687,000, or 127%, to $1.2 million for the year ended December 31, 2004. This increase was primarily due to real estate operating expenses of approximately $343,000 incurred at one of our properties. With respect to this property, we entered into a lease with the tenant effective July 1, 2004, after the tenant had exercised its right to terminate its prior lease. According to the new lease, we pay the first lease year operating costs and the tenant is to pay operating costs over and above the current year costs. Real estate operating expenses also include approximately $163,000 of utilities and operating expenses on a property which became vacant on July 1, 2004 when the tenant did not renew its lease. This property was re-let as of November 15, 2004. The increase was also due to real estate expenses on another vacant property in which the tenant filed for bankruptcy protection and disaffirmed its lease.

       During the year ended December 31, 2004, we determined that the estimated fair value of a property was lower than the carrying amount and we recorded a $366,000 provision for valuation allowance. In early 2004, the retail tenant at this property filed for bankruptcy protection, disaffirmed its lease and vacated this store. There was no comparable provision in the year ended December 31, 2003.

Net Income
----------

       For the year ended December 31, 2004, net income applicable to common stockholders increased by $2.5 million to $11 million. However, due to the issuance of 3.7 million common shares in October 2003 in an underwritten public offering, net income per common share decreased by $.05 to $1.13, for the year ended December 31, 2004 as compared to the year ended December 31, 2003.

Comparison of Years Ended December 31, 2003 and December 31, 2002
-----------------------------------------------------------------

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

Expenses
--------

       Depreciation and amortization expense increased by $856,000, or 32.7%, to $3.5 million for the year ended December 31, 2003 from $2.6 million for the year ended December 31, 2002. The increase in depreciation and amortization expense was primarily due to the acquisition of eight properties between September 2002 and September 2003.

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

       Real estate expenses increased by $369,000, or 212%, to $543,000 for the year ended December 31, 2003 from $174,000 for the year ended December 31, 2002. This increase was primarily due to legal fees relating to properties, as well as utility and real estate tax expense on our vacant property. Additionally, the 2003 real estate expenses include amortization of a commission relating to a renegotiated lease, non-recurring landlord repairs and an increase in insurance expense.

Liquidity and Capital Resources
-------------------------------

       Our primary sources of liquidity are cash and cash equivalents, our revolving credit facility and cash generated from operating activities, including mortgage financings. We are a party to a credit agreement with Valley National Bank, Merchants Bank Division, Bank Leumi, USA, Manufacturers and Traders Trust Company and Israel Discount Bank of New York which provides for a $62.5 million revolving credit facility. The credit facility is available to us to pay down existing mortgages, to fund the acquisition of additional properties or to invest in joint ventures. The facility matures on March 31, 2007. Borrowings under the facility bear interest at the lower of LIBOR plus 2.5% or at the bank's prime rate and there is an unused facility fee of one-quarter of 1% per annum. Net proceeds received from the sale or refinancing of properties are required to be used to repay amounts outstanding under the facility if proceeds from the facility were used to purchase or refinance the property. The facility is guaranteed by our subsidiaries that own unencumbered properties and is secured by the outstanding stock of subsidiary entities. There is currently $17,500,000 outstanding under the facility.

       We are actively engaged in seeking additional property acquisitions and are involved in various stages of negotiation with respect to the acquisition of additional net leased properties. We will use cash provided from operations, cash provided from mortgage financings and funds available under our credit facility to fund acquisitions.

       The following sets forth our contractual cash obligations as of December 31, 2004, which relate to interest and amortization payments and balances due at maturity under outstanding mortgages secured by our properties, and an outstanding credit line balance, for the periods indicated (amounts in thousands):

                                                                     Payment due by period
                                                      Less than          1-3            4-5        More than
Contractual Obligations                  Total          1 Year           Years          Years       5 Years
-----------------------                  -----          ------           -----          -----       -------

Mortgages payable -                     $109,763       $10,565          $21,256       $21,477       $56,465
  interest and amortization

Mortgages payable -                       77,274         8,255            6,102         7,087        55,830
  balances due at maturity

Credit line -
  balance due at maturity                  7,600             -            7,600             -             -
                                        --------       --------         -------       -------        -------

Total                                   $194,637       $18,820          $34,958       $28,564       $112,295
                                        ========       =======          =======       =======       ========


       As of December 31, 2004, we had outstanding approximately $124 million in long-term mortgage indebtedness (excluding mortgage indebtedness of our unconsolidated joint ventures), all of which is non-recourse (subject to standard carve-outs). We expect that debt service payments of approximately $31.8 million due in the next three years will be paid primarily from cash generated from our operations. We anticipate that loan maturities of approximately $14.4 million due in the next three years will be paid primarily from mortgage financings or refinancings. In addition, the $7.6 million outstanding under our credit facility will be repaid from mortgage financings or refinancings. If we are not successful in refinancing our existing indebtedness or financing our unencumbered properties, our cash flow, funds available under our credit facility and available cash, if any, may not be sufficient to repay all maturing debt when payments become due, and we may be forced to sell additional equity or dispose of properties on disadvantageous terms.

       In addition, we, as ground lessee, are obligated under a ground lease for a property owned in fee by an unrelated third party. The annual fixed leasehold rent expense is as follows:


                                                                                  More than
     Total           2005           2006         2007       2008        2009       5 Years
     -----           ----           ----         ----       ----        ----       -------

 $4,698,976        $237,500       $237,500     $237,500   $237,500     $262,240  $3,486,736


       We had no outstanding contingent commitments, such as guarantees of indebtedness, or any other contractual cash obligations at December 31, 2004.

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

       It is our intention to pay to our stockholders within the time periods prescribed by the Internal Revenue Code no less than 90%, and, if possible, 100% of our annual taxable income, including taxable gains from the sale of real estate and recognized gains on the sale of securities. It will continue to be our policy to make sufficient cash distributions to stockholders in order for us to maintain our REIT status under the Internal Revenue Code.

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

Revenues
--------

       Our revenues, which are substantially derived from rental income, include rental income that our tenants pay in accordance with the terms of their respective leases reported on a straight line basis over the initial term of each lease. Since many of our leases provide for rental increases at specified intervals, straight line basis accounting requires us to record as an asset and include in revenues, unbilled rent receivables which we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Accordingly, our management must determine, in its judgment, that the unbilled rent receivable applicable to each specific tenant is collectible. We review unbilled rent receivables on a quarterly basis and take into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant is engaged and economic conditions in the area in which the property is located. In the event that the collectability of an unbilled rent receivable is in doubt, we would be required to take a reserve against the receivable or a direct write off of the receivable, which would have an adverse affect on net income for the year in which the reserve or direct write off is taken and would decrease total assets and stockholders' equity. At December 31, 2004, one of the movie theater joint ventures, in which we are a 50% venturer, took a $1,000,000 direct write off against unbilled rent receivable balances relating to two movie theaters initially leased to operators under common control.

Value of Real Estate Portfolio
------------------------------

       We review our real estate portfolio on a quarterly basis to ascertain if there has been any impairment in the value of any of our real estate assets in order to determine if there is any need for a provision for valuation adjustment. In reviewing the portfolio, we examine the type of asset, its location, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports. We also ascertain appropriate capitalization rates for the real estate asset in the area in which the property is located and apply such capitalization rate to the net operating income derived from that asset. For each real estate asset owned for which indicators of impairment exist, recognition of impairment is required if the calculated value is less than the asset's carrying amount. We do not obtain any independent appraisals in determining value but rely on our own analysis and valuations. Any provision taken with respect to any part of our real estate portfolio will reduce our net income and reduce assets and stockholders' equity to the extent of the amount of the valuation adjustment, but it will not affect our cash flow until such time as the property is sold. We took a provision for valuation adjustment in 2004 of $366,000 with respect to one property where the retail tenant had filed for bankruptcy protection, disaffirmed its lease and vacated the store.

         The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and other value of in-place leases based in each case on their fair values. The fair value of the tangible assets of an acquired property (which includes land and building) is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land and building based on management's determination of relative fair values of these assets. The allocation made by management may have a positive or negative effect on net income and may have an effect on the assets and liabilities on the balance sheet. During the year ended December 31, 2004 the effect on the financial statements was not material.


Item 7A.     Qualitative and Quantitative Disclosures About Market Risk
             ----------------------------------------------------------
         All of our long-term mortgage debt bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages. Our credit line is a variable rate facility which is sensitive to interest rates. However, for the year ended December 31, 2004, due to a low average balance outstanding on the credit line, we do not believe that the effect of changes in interest rates would materially impact the amount of interest expense incurred.

         The fair market value (FMV) of our long term debt is estimated based on discounting future cash flows at interest rates that our management believes reflect the risks associated with long term debt of similar risk and duration.

         The following table sets forth our long-term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at December 31, 2004 (amounts in thousands):



                                       For the Year Ended December 31,

                                                                   There-
                     2005       2006      2007     2008    2009    after    Total      FMV
                     ----       ----      ----     ----    ----    -----    -----      ---

Long term debt:

Fixed rate         $10,796     $5,046    $6,788   $7,227  $7,713  $86,449  $124,019  $129,240
Weighted
   average
   interest rate      7.17%      7.13%     7.12%    7.13%   7.17%    7.02%     7.06%
Variable rate      $     -     $    -    $7,600   $    -  $    -  $     -  $  7,600  $  7,600



 Item 8.  Financial Statements and Supplementary Data
          -------------------------------------------
   This information appears in Item 15(a) of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure
        --------------------
    None.

Item 9A.  Controls and Procedures
          -----------------------

         A review and evaluation was performed by our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, we took no corrective measures.

Management Report on Internal Control Over Financial Reporting
--------------------------------------------------------------

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by a company's board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

o pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;

o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and directors of a company; and

o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

         Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

         Based on its assessment, our management believes that, as of December 31, 2004, our internal control over financial reporting was effective based on those criteria.

         Our independent auditors, Ernst & Young, LLP, have issued an audit report on management's assessment of our internal control over financial reporting. This report appears on page F1 of this Annual Report on Form 10-K.

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

         You can also obtain a printed copy of any of the materials referred to above by contacting us at the following address: One Liberty Properties, Inc., 60 Cutter Mill Road, Great Neck, New York 11021, Attention: Secretary, telephone number (1-800-450-5816).

         The Audit Committee of our Board of Directors is an "Audit Committee" for the purposes of Section 3(a) (58) of the Securities Exchange Act. The members of that Committee are: Charles Biederman, Chairman, Joseph A. DeLuca and James J. Burns.

         Apart from certain information concerning our Executive Officers which is set forth in Part I of this Annual Report, the other information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2005 Annual Meeting of Stockholders including the information set forth under the captions "Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance and Governance of the Company - Audit Committee."

Item 11.  Executive Compensation
          ----------------------

         The information concerning our executive compensation required by Item 11 shall be included in the Proxy Statement to be filed relating to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference, including the information set forth under the caption "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

         The information concerning our beneficial owners required by Item 12 shall be included in the Proxy Statement to be filed relating to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference, including the information set forth under the caption "Share Ownership of Certain Beneficial Owners, Directors and Officers."

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

         The information concerning certain relationships and related transactions required by Item 13 shall be included in the Proxy Statement to be filed relating to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference, including the information set forth under the caption "Certain Relationships and Related Transactions."

Item 14. Principal Accounting Fees and Services
         --------------------------------------

         The information concerning our principal accounting fees required by
Item 14 shall be included in the Proxy Statement to be filed relating to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference, including the information set forth under the caption "Independent Auditors."

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------
(a) Documents filed as part of this Report:

(1) The following financial statements of the Company are included in this Report on Form 10-K:

                                                                Page
                                                                ----

  -  Reports of Independent Registered                       F-1 through
      Public Accounting Firm                                 F-2
  -  Statements:
      Consolidated Balance Sheets                            F-3
      Consolidated Statements of Income                      F-4
      Consolidated Statements of Stockholders' Equity        F-5
      Consolidated Statements of Cash Flows                  F-6
      Notes to Consolidated Financial Statements             F-7 through F-23

(2) Financial Statement Schedules: - Schedule III-Real Estate
and Accumulated Depreciation                                 F-24 through F-25

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

     (3)  Exhibits
          --------
3.1 Restated Articles of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended June 30, 2004, which
         Exhibit is incorporated herein by reference.

3.4      By-Laws of the Company, as amended. *

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

10.1 Amended and Restated Loan Agreement with Valley National Bank, Merchants Bank Division, Bank Leumi USA, Israel Discount Bank of New York and Manufacturers and Traders Trust Company dated as of June 4, 2004, filed as an Exhibit to the Company's Form 8-K dated June 4, 2004, which Exhibit is incorporated herein by reference.

10.2 Shared Services Agreement by and among the Company, Gould Investors L.P., BRT Realty Trust, Majestic Property Management Corp., Majestic Property Affiliates, Inc. and REIT Management Corp., filed as Exhibit 15 to the Company's Form 10-K from the year ended December 31, 2002, which Exhibit is incorporated herein by reference.

14.1     Code of Ethics  *

21.1     Subsidiaries of Registrant  *

23.1     Consent of Ernst & Young LLP  *

31.1     Certification of President and Chief Executive Officer  *

31.2     Certification of Senior Vice President and Chief Financial Officer  *

32.1     Certification of President and Chief Executive Officer  *

32.2     Certification of Senior Vice President and Chief Financial Officer  *

*  Filed herewith

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the last quarter of the 2004 fiscal year:

- A Form 8-K was filed on October 19, 2004 to report the acquisition of a property in Saint Cloud, Minnesota and the borrowing of $7,000,000 under the Company's credit facility to consummate the acquisition.

- A Form 8-K was filed on November 9, 2004 which attached the press release issued on November 8, 2004 disclosing information regarding the results of operations for the three months ended September 30, 2004 and financial condition as of September 30, 2004.

- A Form 8-K was filed on December 1, 2004 to report information under Item 7.01 - Regulation FD Disclosure.

- A Form 8-K was filed on December 21, 2004 to report the execution of a material agreement relating to the sale of "air rights" relating to the Company's property located in Brooklyn, New York.

                                   Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                     ONE LIBERTY PROPERTIES, INC.


Dated:  March 15, 2005
                                     By:s/Jeffrey Fishman
                                     ---------------------
                                     Jeffrey Fishman, President and
                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

    Signature                     Title                           Date
    ---------                     -----                           ----

s/Fredric H. Gould             Chairman of the
------------------             Board of Directors              March 15, 2005
Fredric H. Gould


s/Jeffrey Fishman              President, Chief
-----------------              Executive Officer and
Jeffrey Fishman                Director                        March 15, 2005

s/Joseph A. Amato
-----------------
Joseph A. Amato                Director                        March 15, 2005

s/Charles Biederman
-------------------
Charles Biederman              Director                        March 15, 2005

s/James J. Burns
----------------
James J. Burns                 Director                        March 15, 2005

s/Jeffrey A. Gould
------------------
Jeffrey A. Gould               Director                        March 15, 2005

s/Matthew J. Gould
------------------
Matthew J. Gould               Director                        March 15, 2005

s/Marshall Rose
---------------
Marshall Rose                  Director                        March 15, 2005

s/Patrick Callan Jr.
--------------------
Patrick Callan Jr.             Director                        March 15, 2005

s/Joseph De Luca
----------------
Joseph De Luca                 Director                        March 15, 2005

s/ J. Robert Lovejoy
--------------------
J. Robert Lovejoy              Director                        March 15, 2005

s/David W. Kalish
-----------------
David W. Kalish                Senior Vice President and
                               Chief Financial Officer         March 15, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
One Liberty Properties, Inc. and Subsidiaries

We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting in Item 9A, Controls and Procedures, for Form 10-K, that One Liberty Properties, Inc. and Subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that One Liberty Properties, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, One Liberty Properties, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of One Liberty Properties, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 of One Liberty Properties, Inc. and Subsidiaries and our report dated March 2, 2005 expressed an unqualified opinion thereon.


                                        /s/ Ernst & Young LLP


New York, New York
March 2, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders of One Liberty Properties, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of One Liberty Properties, Inc. and Subsidiaries (the "Company") as of December 31, 2004 and
2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of One Liberty Properties, Inc. and Subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of One Liberty Properties, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2005 expressed an unqualified opinion thereon.


                                          /s/ Ernst & Young LLP



New York, New York
March 2, 2005



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (Amounts in Thousands, Except Per Share Data)

                                     ASSETS
                                                                                                      December 31,
                                                                                                      ------------
                                                                                               2004                 2003
                                                                                               ----                 ----

Real estate investments, at cost
     Land                                                                                    $ 47,447             $ 37,880
     Buildings and improvements                                                               199,736              153,591
                                                                                             --------             --------
                                                                                              247,183              191,471
     Less accumulated depreciation                                                             18,647               14,155
                                                                                             --------             --------
                                                                                              228,536              177,316

Investment in unconsolidated joint ventures                                                    37,023               24,441
Cash and cash equivalents                                                                       6,051               45,944
Unbilled rent receivable                                                                        5,301                4,264
Escrow, deposits and other receivables                                                          2,285                3,323
Investment in BRT Realty Trust at market (related party)                                          731                  867
Deferred financing costs                                                                        2,408                1,962
Other (including available-for-sale securities at market
    of $173 and $146)                                                                           2,051                  972
                                                                                             --------             --------
                                                                                             $284,386             $259,089
                                                                                             ========             ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Mortgages payable                                                                       $124,019             $106,133
     Line of credit                                                                             7,600                    -
     Dividends payable                                                                          3,230                3,400
     Accrued expenses and other liabilities                                                     3,422                3,587
                                                                                             --------             --------
         Total liabilities                                                                    138,271              113,120
                                                                                             --------             --------
Commitments and contingencies                                                                       -                    -

Stockholders' equity:
     Common Stock, $1 par value; 25,000 shares authorized;
         9,728 and 9,605 shares issued and outstanding                                          9,728                9,605
     Paid-in capital                                                                          133,350              130,863
     Accumulated other comprehensive income - net unrealized
         gain on available-for-sale securities                                                    717                  823
     Unearned compensation                                                                       (926)                (447)
     Accumulated undistributed net income                                                       3,246                5,125
                                                                                             --------             --------
           Total stockholders' equity                                                         146,115              145,969
                                                                                             --------             --------
                                                                                             $284,386             $259,089
                                                                                             ========             ========




                                See accompanying notes.




                                             ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                                                   Consolidated Statements of Income
                                             (Amounts in Thousands, Except Per Share Data)

                                                                                       Year Ended December 31,
                                                                                 ----------------------------------
                                                                                 2004             2003              2002
                                                                                 ----             ----              ----

Revenues:
     Rental income                                                             $ 25,792          $ 19,284         $ 14,879
     Interest and other income (including $0, $194
       and $231 from an affiliated joint venture)                                   735               512              826
                                                                               --------          --------         --------
                                                                                 26,527            19,796           15,705
                                                                               --------          --------         --------
Expenses:
     Depreciation and amortization                                                4,758             3,473            2,617
     Interest - mortgages payable                                                 8,430             6,844            6,202
     Interest - line of credit                                                      467               564               75
     Leasehold rent                                                                 119                 -               24
     General and administrative (including $980, $832
         and $592 to related party)                                               3,127             2,203            1,675
     Public offering expenses - related party                                         -                69              125
     Real estate expenses                                                         1,230               543              174
     Provision for valuation adjustment of real estate                              366                 -                -
                                                                               --------          --------         --------
                                                                                 18,497            13,696           10,892
                                                                               --------          --------         --------
Earnings before equity in earnings of unconsolidated
     joint ventures and gain (loss) on sale                                       8,030             6,100            4,813
Equity in earnings of unconsolidated joint ventures                               2,869             2,411            1,078

Gain (loss) on sale of real estate                                                   73                14              (29)
Gain on sale of available-for-sale securities                                         2                 -               18
                                                                               --------          --------          -------

Net income                                                                     $ 10,974           $ 8,525          $ 5,880
                                                                               ========          ========          =======

Calculation of net income applicable
   to common stockholders:
Net income                                                                     $10,974            $ 8,525          $ 5,880
Less dividends on preferred stock                                                    -              1,037            1,037
                                                                               -------           --------          -------
Net income applicable to common stockholders                                   $10,974            $ 7,488          $ 4,843
                                                                               =======           ========          =======
Weighted average number of common
     shares outstanding:
     Basic                                                                       9,728              6,340            4,614
                                                                                 =====              =====            =====
     Diluted                                                                     9,744              6,372            4,644
                                                                                 =====              =====            =====

Net income per common share:
     Basic                                                                      $ 1.13             $ 1.18           $ 1.05
                                                                                ======             ======           ======
     Diluted                                                                    $ 1.13             $ 1.18           $ 1.04
                                                                                ======             ======           ======

Cash distributions per share:
     Common Stock                                                               $ 1.32             $ 1.32           $ 1.32
                                                                                ======             ======           ======
Preferred Stock                                                                 $    -             $ 1.60           $ 1.60
                                                                                ======             ======           ======


                            See accompanying notes.



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                   For the Three Years Ended December 31, 2004
                  (Amounts in Thousands, Except Per Share Data)

                                                                                   Accum-
                                                                                   ulated                 Accum-
                                                                                    Other                 ulated
                                                                                   Compre-   Unearned     Undis-
                                             Preferred     Common    Paid-in       hensive    Compen-    tributed
                                               Stock       Stock     Capital       Income     sation    Net Income    Total
                                               -----       -----     -------       ------     ------    ----------    -----


Balances, December 31, 2001                  $ 10,693   $  3,058     $ 32,192      $  261    $    -     $  8,144     $ 54,348

Distributions - Common Stock
   ($1.32 per share)                                -          -            -           -         -       (6,570)      (6,570)
Distributions - Preferred Stock
   ($1.60 per share)                                -          -            -           -         -       (1,037)      (1,037)
Exercise of options                                 -         48          562           -         -            -          610
Shares issued through public offering               -      2,500       32,621           -         -            -       35,121
Shares issued through dividend
   reinvestment plan                                -         20          271           -         -            -          291
Net income                                          -          -            -           -         -        5,880        5,880
       Other comprehensive income -
       net unrealized gain on available-
       for-sale securities                          -          -            -          51         -            -           51
                                                                                                                      -------
Comprehensive income                                -          -            -           -         -            -        5,931
                                             --------    -------      -------      -------   ------     --------     --------

Balances, December 31, 2002                    10,693      5,626       65,646         312         -        6,417       88,694

Distributions - Common Stock
   ($1.32 per share)                                -          -            -           -         -       (8,780)      (8,780)
Distributions - Preferred Stock
   ($1.60 per share)                                -          -            -           -         -       (1,037)      (1,037)
Exercise of options                                 -         67          801           -         -            -          868
Shares issued through public offering               -      3,737       60,811           -         -            -       64,548
Shares issued through dividend
   reinvestment plan                                -         61          943           -         -            -        1,004
Redemption of preferred stock                 (10,693)       114        2,174           -         -            -       (8,405)
Issuance of restricted stock                        -          -          488           -      (488)           -            -
Compensation expense -
   restricted stock                                 -          -            -           -        41            -           41
Net income                                          -          -            -           -         -        8,525        8,525
       Other comprehensive income -
       net unrealized gain on available-
       for-sale securities                          -          -            -         511         -            -          511
                                                                                                                      -------
Comprehensive income                                -          -            -           -         -            -        9,036
                                             --------    -------     --------      ------     -----      -------      -------

Balances, December 31, 2003                         -      9,605      130,863         823      (447)       5,125      145,969

Distributions - Common Stock
   ($1.32 per share)                                -          -            -           -         -      (12,853)     (12,853)
Exercise of options                                 -         49          543           -         -            -          592
Shares issued through dividend
   reinvestment plan                                -         72        1,247           -         -            -        1,319
Issuance of restricted stock                        -          -          699           -      (699)           -            -
Restricted stock vesting                            -          2           (2)          -         -            -            -
Compensation expense -
   restricted stock                                 -          -            -           -       220            -          220
Net income                                          -          -            -           -         -       10,974       10,974
       Other comprehensive income -
       net unrealized loss on available-
       for-sale securities                          -          -            -        (106)        -            -         (106)
                                                                                                                      --------
Comprehensive income                                -          -            -           -         -            -        10,868
                                             --------    -------     --------      ------     -----      -------      --------

Balances, December 31, 2004                  $      -    $ 9,728     $133,350      $  717     $(926)     $ 3,246      $146,115
                                             ========    =======     ========      ======     ======     =======      ========


                                          See accompanying notes.



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Amounts in Thousands)

                                                                                        Year Ended December 31,
                                                                            ----------------------------------------------
                                                                               2004             2003               2002
                                                                               ----             ----               -----

Cash flows from operating activities:
     Net income                                                              $ 10,974          $  8,525          $  5,880
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     (Gain) loss on sale of real estate                                           (73)              (14)               29
     Gain on sale of available-for-sale securities                                 (2)                -               (18)
     Increase in rental income from straight-lining of rent                    (1,037)           (1,058)             (765)
     Decrease in rental income from amortization of intangibles
       relating to leases                                                          43                54                 -
     Provision for valuation adjustment                                           366                 -                 -
     Amortization of restricted stock expense                                     220                41                 -
     Equity in earnings of unconsolidated joint ventures                       (2,869)           (2,411)           (1,078)
     Distributions from unconsolidated joint ventures                           3,437             2,407             1,177
     Payments to minority interest by subsidiary                                    -               (18)              (16)
     Depreciation and amortization                                              4,758             3,473             2,617
     Amortization of financing costs included in interest expense                 503               325               259
     Changes in assets and liabilities:
     Increase in escrow deposits and other receivables                           (848)             (478)             (362)
     Increase in accrued expenses and other liabilities                           891               760               621
                                                                             --------           -------          --------
Net cash provided by operating activities                                      16,363            11,606             8,344
                                                                             --------           -------          --------
Cash flows from investing activities:
     Additions to real estate                                                 (49,734)          (24,327)          (25,880)
     Net proceeds from sale of real estate                                      1,302               159               281
     Net proceeds from condemnation of real estate                                  -                32                 -
     Investment in unconsolidated joint ventures, net                         (13,149)             (984)          (19,538)
     Sale of portion of interest in unconsolidated joint venture                    -                 -             3,150
     Investment in mortgages receivable - (including $6,340
         due from an affiliated joint venture in 2002)                              -            (7,000)           (6,340)
     Collection of mortgages receivable (including $6,260
         and $80 from an affiliated joint venture)                                  -            13,516                84
     Net proceeds from sale of available-for-sale securities                        4                 -               344
         Purchase of available-for-sale securities                                  -               (10)             (157)
                                                                             --------          --------          --------
Net cash used in investing activities                                         (61,577)          (18,614)          (48,056)
                                                                             --------          --------          --------

Cash flows from financing activities:
     Proceeds (repayments) from bank line of credit, net                        7,600           (10,000)           10,000
     Proceeds from mortgages payable                                           12,150            13,508             3,350
     Payment of financing costs                                                  (949)           (1,215)              (84)
     Repayment of mortgages payable                                            (2,368)           (1,612)           (2,570)
     Collection of notes receivable - officer                                       -               166                 -
     Proceeds from issuance of shares through public offering                       -            68,160            38,011
     Underwriters' discounts and commissions and other
       public offering costs                                                        -            (3,613)           (2,890)
     Cash distributions - Common Stock                                        (13,023)           (7,496)           (5,630)
     Cash distributions - Preferred Stock                                           -            (1,037)           (1,037)
     Exercise of stock options                                                    592               868               610
     Redemption of preferred stock                                                               (8,405)                -
     Issuance of shares through dividend reinvestment plan                      1,319             1,004               291
                                                                             --------           -------          --------
         Net cash provided by financing activities                              5,321            50,328            40,051
                                                                             --------           -------          --------

Net (decrease) increase in cash and cash equivalents                          (39,893)           43,320               339

Cash and cash equivalents at beginning of year                                 45,944             2,624             2,285
                                                                             --------          --------          --------

Cash and cash equivalents at end of year                                     $  6,051           $45,944          $  2,624
                                                                             ========           =======          ========


                                   Continued on next page



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                             (Amounts in Thousands)



                                                                                        Year Ended December 31,
                                                                            ----------------------------------------------
                                                                               2004             2003               2002
                                                                               ----             ----               -----


Supplemental disclosures of cash flow information:
     Cash paid during the year for interest expense                           $ 8,347          $  7,156          $  6,015

Supplemental schedule of non cash investing and financing activities:
    Assumption of mortgages payable in connection with
      purchase of real estate                                                 $ 9,854          $ 15,121          $      -
    Additions to real estate included in other liabilities                     (1,413)            1,413                 -
    Conversion of preferred stock to common stock                                   -             2,284                 -
    Contribution of real property to unconsolidated joint venture                   -                 -               819
    Mortgage taken back upon sale of real estate                                    -                 -               260



































                                     See accompanying notes.



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                December 31, 2004


   NOTE 1 -   ORGANIZATION AND BACKGROUND

              One Liberty Properties, Inc. (the "Company") was incorporated in 1982 in the state of Maryland. The Company is a self-administered and self-managed real estate investment trust ("REIT"). The Company acquires, owns and manages a geographically diversified portfolio of retail, industrial, office, movie theater, health and fitness and other properties, a substantial portion of which are under long-term net leases. The Company owns forty-one properties, participates in six joint ventures which own a total of fourteen properties and holds a 50% tenancy in common interest in one property. The fifty-six properties are located in twenty-one states.

   NOTE 2 -   SIGNIFICANT ACCOUNTING POLICIES

              Principles of Consolidation

              The consolidated financial statements include the accounts of One Liberty Properties, Inc., its wholly-owned subsidiaries and a limited liability company ("LLC"), in which the Company held a 95% interest until September 8, 2003 when it purchased the 5% minority owned interest. One Liberty Properties, Inc., its subsidiaries and the LLC are hereinafter referred to as the Company. Material intercompany items and transactions have been eliminated.

              Investment in Unconsolidated Joint Ventures

              The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence over, but does not control these entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet of the Company and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over 40 years. See Note
              4. None of the joint venture debt is recourse to the Company.

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

  NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

              Purchase Accounting for Acquisition of Real Estate

              In accordance with Statement of Financial Accounting Standards No. 141, or SFAS 141, "Business Combinations," the Company allocates the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above, below and at-market leases and origination costs associated with in-place leases. The Company depreciates the amount allocated to building and intangible assets over their estimated useful lives, which generally range from sixteen to forty years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). The Company assesses fair value of the leases based on estimated cash flow projections that utilize appropriate discount rates and available market information.

              As a result of its evaluation under SFAS 141 of the acquisitions made, the Company recorded deferred assets of $1,105,000 and $431,000, which is included in other assets on the balance sheet, representing the net value of the acquired above and below market leases and assumed lease origination costs for the years ended 2004 and 2003, respectively. The Company recognized a reduction in rental revenue of $43,000 and $54,000, for the amortization of the above/below market leases and amortization expense of $145,000 and $99,000 relating to lease origination costs, resulting from the reallocation of the purchase price of the acquired properties for the years ended 2004 and 2003, respectively. For the year ended December 31, 2004, the Company also recorded a deferred liability of $187,000 representing the value of a mortgage loan assumed at an above market rate. The Company recognized a $3,000 reduction of interest expense for the amortization of the above market mortgage for the year ended December 31, 2004.

              The unamortized balance of intangible lease assets at December 31, 2004 will be deducted from future operations as follows:

                        2005                       $  104,000
                        2006                          104,000
                        2007                          104,000
                        2008                          104,000
                        2009                           92,000
                        Thereafter                    687,000
                                                   ----------
                                                   $1,195,000
                                                   ==========


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Depreciation and Amortization

              Depreciation of buildings is computed on the straight-line method over an estimated useful life of 40 years for commercial properties and 27 1/2 years for residential properties. Leasehold interest is amortized over the initial lease term of the leasehold position.

              Deferred Financing Costs

              Mortgage and credit line costs are deferred and amortized on a straight-line basis over the terms of the respective debt obligations, which approximates the effective interest method. Such amortization is included in interest expense in the accompanying consolidated statements of income.

              Federal Income Taxes

              The Company has qualified as a real estate investment trust under the applicable provisions of the Internal Revenue Code. Under these provisions, the Company will not be subject to federal income taxes on amounts distributed to stockholders providing it distributes substantially all of its taxable income and meets certain other conditions.

              Distributions made during 2004 included approximately 10% to be treated by the stockholders as return of capital and less than 1% as capital gain distributions, with the balance to be treated as ordinary income. All distributions made during 2003 were attributable to ordinary income.

              Investment in Equity Securities

              The Company determines the appropriate classification of securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At December 31, 2004, all marketable securities have been classified as available-for-sale and, as a result, are stated at fair value. Unrealized gains and losses on available-for-sale securities are recorded as accumulated other comprehensive income in the stockholders' equity section.

              The Company's investment in 30,048 common shares of BRT Realty Trust ("BRT"), a related party of the Company, (accounting for less than 1% of the total voting power of BRT), purchased at a cost of $97,000, has a fair market value at December 31, 2004 of $731,000. At December 31, 2004, the total cumulative unrealized gain of $717,000 on all investments in equity securities is reported as accumulated other comprehensive income in the stockholders' equity section.

              Realized gains and losses are determined using the average cost method. During 2004, 2003 and 2002, sales proceeds and gross realized gains and losses on securities classified as available-for-sale were:

                                          2004          2003        2002
                                          ----          ----        ----

              Sales proceeds           $   4,100      $      -   $ 344,000
                                       =========      ========   =========
              Gross realized losses    $       -      $      -   $  (3,000)
                                       =========      ========   =========
              Gross realized gains     $   2,000      $      -   $  21,000
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


  NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Mortgages payable: At December 31, 2004, the estimated fair value of the Company's mortgages payable exceeded its carrying value by approximately $5,221,000, assuming a market interest rate of 6.25%.

              Line of credit: There is no material difference between the carrying amounts and fair value because the interest rate is at the lower of LIBOR plus 2.5% or at the prime rate.

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

              Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts exercisable for or convertible into Common Stock were exercised or converted or resulted in the issuance of Common Stock that then shared in the earnings of the Company. Diluted earnings per share was determined by dividing net income applicable to common stockholders for each year by the total of the weighted average number of shares of Common Stock outstanding plus the dilutive effect of the Company's outstanding options (16,288, 32,052 and 29,977 shares for the years ended 2004, 2003 and 2002, respectively) using the treasury stock method. The Preferred Stock was not considered for the purpose of computing diluted earnings per share because their assumed conversion was antidilutive.

              Accounting for Long-Lived Assets and Impairment of Real Estate
               Owned

              The Company reviews each real estate asset owned for which indicators of impairment are present to determine whether the carrying amount of the asset will be recovered. Recognition of impairment is required if the aggregate future undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Measurement is based upon the fair market value of the asset determined by applying the appropriate capitalization rate in the area in which the property is located, and applying such capitalization rate to the net operating income derived from that asset. Real estate assets that are expected to be disposed of are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis.

              During the year ended December 31, 2004, the Company determined that the estimated fair value of a retail property, where the tenant filed for bankruptcy protection and vacated the premises, was lower than its carrying value and thus, the Company recorded a $366,000 provision for the difference. The $366,000 provision was recorded as a direct write-down of the investment on the balance sheet and depreciation was calculated using the new basis.

              Segment Reporting

              Virtually all of the Company's real estate assets are comprised of real estate owned that is net leased to tenants on a long-term basis. Therefore, the Company operates predominantly in one industry segment.

              Consolidation of Variable Interest Entities

              In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities", which explains how to identify variable interest entities ("VIE") and how to assess whether to consolidate such entities. In December 2003, a revision was issued (46R) to clarify some of the original provisions. Management has reviewed its unconsolidated joint ventures and determined that none represent variable interest entities which would require consolidation by the Company pursuant to the interpretation.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Reclassification

              Certain amounts reported in previous financial statements have been reclassified in the accompanying financial statements to conform to the current year's presentation.

NOTE 3 - REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS

              During the year ended December 31, 2004, the Company purchased five single tenant properties and one property with two tenants, in six states, for a total consideration of $57,880,000. The Company assumed pre-existing first mortgages aggregating $9,854,000 on two of these properties.

              The rental properties owned at December 31, 2004 are leased under noncancellable operating leases to corporate tenants with current expirations ranging from 2005 to 2038, with certain tenant renewal rights. The majority of lease agreements are net lease arrangements which require the tenant to pay not only rent but all the expenses of the leased property including maintenance, taxes, utilities and insurance. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.

              The minimum future rentals to be received over the next five years and thereafter on the operating leases in effect at December 31, 2004 are as follows:

                      Year Ending
                      December 31,                    (In Thousands)
                      ------------                    --------------
                         2005                            $ 26,739
                         2006                              26,466
                         2007                              26,163
                         2008                              25,505
                         2009                              24,462
                         Thereafter                       190,759
                                                         --------
                         Total                           $320,094
                                                         ========

              Included in the minimum future rentals are rentals from a property owned in fee by an unrelated third party. The Company pays annual fixed leasehold rent of $237,500 through July 2009 with 25% increases every five years through March 3, 2020 and has a right to extend the lease for up to five 5-year and one seven month renewal options.

              At December 31, 2004, the Company has recorded an unbilled rent receivable aggregating $5,301,000, representing rent reported on a straight-line basis in excess of rental payments required under the initial term of the respective leases. This amount is to be billed and received pursuant to the lease terms over the next twenty years. The minimum future rentals presented above include amounts applicable to the repayment of these unbilled rent receivables.

              For the year ended December 31, 2004 and 2003, GE Medical Systems Technologies, Inc. ("GE") generated revenues of $2,191,000 and $2,020,000 or 8.3% and 10.2% of the Company's total revenues. The Company entered into a new lease with GE effective July 1, 2004, pursuant to which GE leased 111,100 square feet of space in the 189,146 square foot facility, formerly occupied entirely by GE.

              Sales of Real Estate

              In July 2004, the Company sold a retail property, which had been vacant since February 2003, for a sales price of $1,340,000 and realized a gain of $13,000. The net operating income (loss) for the property was ($74,000), ($134,000) and $108,000 for the years ended December 31, 2004, 2003 and 2002, respectively. In August 2004, the Company realized a gain of $60,000 resulting from its granting of an underground easement to a power company at one of its properties.



NOTE 3 - REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

              In May 2003, the Company sold one property for a sales price of $170,000 and recognized a gain of $14,000. The net operating income (loss) for the property was ($8,000) and $20,000 for the years ended December 31, 2003 and 2002, respectively.

              During the fourth quarter of 2002, the Company sold three properties for a total sales price of $580,000 and recognized a net loss of $29,000. The aggregate net operating loss for the three properties sold was $16,000 for the year ended December 31, 2002.

              Unaudited Pro Forma Information

              The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2004 and 2003 as though the acquisitions of five properties during 2004 were completed on January 1, 2003. The information does not purport to be indicative of what the operating results of the Company would have been had the acquisitions been consummated on January 1, 2003. (Amounts in thousands, except per share data.)

                                                                                      2004                 2003
                                                                                      ----                 ----

              Pro forma revenues                                                     $28,320             $23,201
              Pro forma net income                                                    11,752              10,374
              Pro forma common shares - basic                                          9,728               6,340
              Pro forma common share and common
                  share equivalents - diluted                                          9,744               6,372
              Pro forma earnings per common share:
                  Basic                                                                $1.21               $1.47
                  Diluted                                                              $1.21               $1.47


NOTE 4 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

              The Company is a member in six unconsolidated joint ventures which own and operate fourteen properties. Summaries of the two most significant joint ventures in which the Company was designated the managing member are below.

              At December 31, 2004, the Company owns a 50% equity interest in two joint ventures, with MTC Investors LLC ("MTC"), an unrelated entity. These ventures were organized at various times for the purpose of acquiring and owning megaplex movie theaters. The first joint venture (Joint Venture #1) owns five megaplex stadium-style movie theaters and the second joint venture (Joint Venture #2) owns one partial stadium-style movie theater, three megaplex stadium-style movie theaters and one stadium-style movie theater which was under construction. The construction has been suspended while the joint venture seeks another operator since the lease with the former operator was terminated by mutual agreement.

              On October 3, 2003, the Company acquired one half of the 50% interest in Joint Venture #1 held by an unrelated co-venturer, resulting in the Company's 50% ownership interest in this joint venture. MTC purchased the remaining interest of this unrelated venturer. The aggregate purchase price for the entire 50% interest was approximately $13,783,000 (approximately $2 million in excess of book value). Approval of both members of both joint ventures are needed for all material decisions including property acquisitions, financing and transfer of interest.


  NOTE 4 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

              The following tables present condensed financial statements for the two movie theater joint ventures at December 31, 2004 and for the year then ended (amounts in thousands):


              Condensed Balance Sheets                          Joint Venture #1            Joint Venture #2
              ------------------------                          ----------------            ----------------

              Cash and cash equivalents                            $     720                    $     413
              Real estate investments, net                            54,533                       42,012
              Deferred financing costs                                   527                          450
              Unbilled rent receivable                                 1,105                          839 (A)
              Other assets                                                 3                           18
                                                                   ---------                    ---------
              Total assets                                         $  56,888                    $  43,732
                                                                   =========                    =========

              Mortgage loans payable                               $  32,600                    $  25,606
              Other liabilities                                          687                          610
              Equity                                                  23,601                       17,516
                                                                   ---------                    ---------
              Total liabilities and equity                         $  56,888                    $  43,732
                                                                   =========                    =========

              Company's equity investment                          $  12,752                    $   8,652
                                                                   =========                    =========

              Condensed Statements of Operations               Joint Venture #1            Joint Venture #2

              Revenues, primarily rental income                    $   7,334                    $   3,969 (A)
                                                                   ---------                    ---------

              Depreciation and amortization                            1,154                          809
              Mortgage interest                                        2,651                        2,066
              Operating expenses (B)                                     291                           79
                                                                   ---------                    ---------

              Total expenses                                           4,096                        2,954
                                                                   ---------                    ---------

              Net income attributable to members                   $   3,238                    $   1,015
                                                                   =========                    =========

              Company's share of net income                        $   1,599                    $     507
                                                                   =========                    =========

              Distributions received by the Company:
                 From operations                                   $   1,612                    $     601
                                                                   =========                    =========
                 From mortgage proceeds                            $       -                    $       -
                                                                   =========                    =========

              (A) The $839 is net of a $724 direct write off against the entire balance of unbilled rent receivable related to a movie theater which had been paying its rent in compliance with a stipulation. During February 2005, the operator of this movie theater sold its business to an independent third party which accelerated arrearages of rent and other miscellaneous charges of approximately $670,000 that was due in August 2005. In exchange for the venture's agreement to consent to the lease assignment and lease amendment and to waive the requirement for a security deposit under the amended lease, the venture received 40,000 restricted shares of Class A common stock of the tenant's parent company, which trades on the American Stock Exchange.


              (B) Includes management fees of $67 and $40, respectively, paid to a company controlled by the Chairman of the Board of Directors and certain officers of the Company. The management fee is equal to 1% of rent paid by the tenants.

              The following tables present condensed financial statements for the two movie theater joint ventures at December 31, 2003 and for the year then ended (amounts in thousands):


              Condensed Balance Sheets                          Joint Venture #1            Joint Venture #2
              ------------------------                          ----------------            ----------------

              Cash and cash equivalents                           $      695                    $     799
              Real estate investments, net                            55,684                       41,532
              Deferred financing costs (A)                               597                          478
              Unbilled rent receivable                                   712                          830 (B)
              Other assets                                                 9                           21
                                                                  ----------                    ---------
              Total assets                                        $   57,697                    $  43,660
                                                                  ==========                    =========

              Mortgage loans payable                              $   33,414                    $  26,171
              Other liabilities                                          696                          686
              Equity                                                  23,587                       16,803
                                                                  ----------                    ---------
              Total liabilities and equity                        $   57,697                    $  43,660
                                                                  ==========                    =========

              Company's equity investment                         $   12,765                    $   8,296
                                                                  ==========                    =========

              Condensed Statements of Operations               Joint Venture #1            Joint Venture #2
              ----------------------------------               ----------------            ----------------

              Revenues, primarily rental income                   $    7,336                    $   4,942
                                                                  ----------                    ---------

              Depreciation and amortization                            1,152                          807
              Mortgage interest                                        2,588                        1,872 (C)
              Operating expenses (D)                                     320                          109
                                                                  ----------                    ---------

              Total expenses                                           4,060                        2,788
                                                                  ----------                    ---------

              Net income attributable to members                  $    3,276                    $   2,154
                                                                  ==========                    =========

              Company's share of net income                       $    1,009                    $   1,077
                                                                  ==========                    =========

              Distributions received by the Company:
                 From operations                                  $    1,058                    $     945
                                                                  ==========                    =========
                 From mortgage proceeds                           $    1,345                    $   5,514
                                                                  ==========                    =========

              (A) Includes .8% mortgage brokerage fees of $43 and $143 paid during 2003 to a company controlled by the Chairman of the Board of Directors and certain officers of the Company.

              (B) The $830 is net of a $374 reserve taken against the total unbilled rent receivable related to two movie theaters leased to operators under common control.

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

              At December 31, 2004, Joint Venture #1 has one consolidated outstanding mortgage payable, which is secured by first mortgage liens on the five megaplex stadium-style movie theaters it owns. The mortgage loan, which matures July 1, 2012, bears interest rates of 8.06% (four movie theaters) and 6.6% (one movie theater) per annum (on outstanding principal balances of $27,405,000 and $5,195,000), respectively. Total monthly payments of principal and interest of $283,000 are required with approximately $24,000,000 due at maturity.


  NOTE 4 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

              At December 31, 2004, there are two outstanding mortgage loans in Joint Venture #2. One mortgage loan with an outstanding principal balance of $16,620,000 at December 31, 2004 is secured by first mortgage liens on three of the movie theater properties, matures May 1, 2018 and bears interest at 6.94%. Monthly payments of principal and interest of $138,000 are required with approximately $7,200,000 due at maturity. The other mortgage loan has an outstanding balance of $8,986,000 at December 31, 2004, is secured by a first mortgage lien on one movie theater property and bears interest at 8.94% through June 2017 and thereafter, the greater of 10.94% or the Treasury Rate plus two percentage points through the maturity date of March 1, 2022. Monthly payments of principal and interest of $77,994 are required through March 1, 2007 increasing every five years through maturity.

              Scheduled principal repayments during the next five years and thereafter are as follows (in thousands):


                          Year Ending
                         December 31,                    Joint Venture #1              Joint Venture #2
                         ------------                    ----------------              ----------------

                            2005                               $    880                   $    599
                            2006                                    951                        647
                            2007                                  1,029                        696
                            2008                                  1,112                        750
                            2009                                  1,202                        807
                            Thereafter                           27,426                     22,107
                                                               --------                   --------
                            Total                              $ 32,600                   $ 25,606
                                                               ========                   ========

              The movie theater properties are net leased under noncancellable operating leases to experienced theater operators with current expirations ranging from 2015 to 2022, with certain tenant renewal rights. The minimum future rentals to be received over the next five years and thereafter on the operating leases in effect at December 31, 2004 are as follows (in thousands):




                          Year Ending
                         December 31,                    Joint Venture #1              Joint Venture #2
                         ------------                    ----------------              ----------------

                            2005                               $  6,845                   $  4,616
                            2006                                  6,911                      4,664
                            2007                                  6,935                      4,756
                            2008                                  7,015                      4,785
                            2009                                  7,040                      4,851
                            Thereafter                           66,786                     59,795
                                                               --------                   --------
                            Total                              $101,532                   $ 83,467
                                                               ========                   ========


              The remaining four unconsolidated joint ventures, each of which own one property, include two recently organized joint ventures. In August 2004, the Company invested approximately $6,000,000 for a 50% interest in a joint venture which purchased a manufacturing/ warehouse/office property located in Wisconsin. In November 2004, the Company invested $6,600,000 for a 50% interest in a joint venture which purchased a retail property located in Nebraska. At December 31, 2004 and 2003, the Company's equity investment in these four joint ventures totaled $15,619,000 and $3,380,000, respectively, and they contributed $763,000 and $325,000 in equity earnings for the years ended December 31, 2004 and 2003, respectively.

NOTE 5 - DEBT OBLIGATIONS

              Mortgages Payable

              At December 31, 2004, there are thirty-one outstanding mortgages payable, all of which are secured by first liens on individual real estate investments with an aggregate carrying value, as adjusted for intangibles, of $190,300,000. The mortgages bear interest at rates ranging from

              5.13% to 8.8%, and mature between 2005 and 2023. The weighted average interest rate was 7.1% and 7.4% for the years ended December 31, 2004 and 2003, respectively.

              Scheduled principal repayments during the next five years and thereafter are as follows:

                 Year Ending
                 December 31,                        (In Thousands)
                 ------------                        --------------
                     2005                               $ 10,796
                     2006                                  5,046
                     2007                                  6,788
                     2008                                  7,227
                     2009                                  7,713
                     Thereafter                           86,449
                                                        --------
                     Total                              $124,019
                                                        ========

              Line of Credit

              On June 4, 2004, the Company amended its existing $30,000,000 revolving credit facility to add two new lenders, to increase the total amount of the facility to $62,500,000 ("Facility") and to extend its maturity from March 21, 2005 to March 3, 2007. The two original lenders were Valley National Bank, Merchants Bank Division and Bank Leumi USA and the two new lenders are Israel Discount Bank of New York and Manufacturers and Traders Trust Company. The Facility provides that the Company pay interest at the lower of LIBOR plus 2.5% or at the bank's prime rate on funds borrowed and an unused facility fee of 1/4%. The Company paid $636,000 in fees and closing costs relating to the Facility increase which are being amortized over the term of the Facility.

              The Facility is guaranteed by all of the Company's subsidiaries which own unencumbered properties and the shares of stock of all other subsidiaries are pledged as collateral. The Company has agreed that it and its affiliates (including entities that are participants in a Shared Services Agreement - see Note 8) will maintain on deposit with the banks at least 10% of the average outstanding annual principal balance under the Facility. If minimum balances are not maintained by the Company and its affiliates, a deficiency fee will be charged to the Company.

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


NOTE 7 - PUBLIC OFFERING

              During October and November 2003, the Company sold, pursuant to a shelf registration statement filed with the U.S. Securities and Exchange Commission in September 2003, 3,737,500 shares of common stock (including 487,500 shares sold resulting from the exercise in full of the over-allotment option held by the underwriters) at a public offering price of $18.25 per share and received net proceeds of approximately $64,500,000 (after underwriting discounts and commissions and expenses of the offering).

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

NOTE 8 - RELATED PARTY TRANSACTIONS

              At December 31, 2004 and 2003, Gould Investors L.P. ("Gould"), a related party, owned 818,679 and 765,590 shares of the common stock of the Company or approximately 8% of the equity interest. During 2004, Gould purchased 53,089 shares of the Company through the Company's dividend reinvestment plan. During 2003, Gould purchased 98,193 shares of the Company, of which 40,193 shares were purchased through the Company's dividend reinvestment plan, 8,000 shares were purchased at the market price from the Company's president and 50,000 were purchased at a cost of $867,000 ($17.34 per share) during October 2003 in connection with the public offering described in Note 7. Gould's per share price in the October 2003 public offering was net of any underwriters' discounts and commissions.

              Gould charged the Company $980,000, $901,000 and $717,000 during the years ended December 31, 2004, 2003 and 2002, respectively, for allocated general and administrative expenses and payroll based on time incurred by various employees pursuant to a Shared Services Agreement. Such amounts included $69,000 and $125,000 in 2003 and 2002, respectively, attributable to time spent on the public offerings. At December 31, 2004 and 2003, $228,000 and $221,000 remain unpaid and is reflected in accrued expenses on the balance sheet.

              The Company paid the following fees to companies controlled by the Chairman of the Board of Directors and certain officers of the
              Company:

                                                                      Years Ended December 31,
                                                                2004            2003             2002
                                                                ----            ----             ----
              Mortgage brokerage fees (A)                     $122,000        $291,000         $ 34,000
              Sales commissions                                 47,000               -                -
              Lease commissions                                      -         309,000           16,000
              Management fees                                   58,000          15,000           15,000
              Supervisory fees (B)                              26,000         172,000                -
                                                              --------        --------         --------
              Total fees                                      $253,000        $787,000         $ 65,000
                                                              ========        ========         ========


              (A) Relating to mortgages placed on three, six and one of the Company's properties for the years ended December 31, 2004, 2003 and 2002, respectively. These fees were deferred and are being amortized over the life of the respective mortgages.

              (B) For supervision of improvements to properties.

              See Note 4 for other related party transactions involving the Company's unconsolidated joint ventures.


  NOTE 9 -  STOCK OPTIONS AND RESTRICTED STOCK

              Stock Options

              On November 17, 1989, the directors of the Company adopted the 1989 Stock Option Plan, which was approved by the Company's stockholders on June 4, 1990. Stock options under the 1989 Stock Option Plan are granted at per share amounts at least equal to their fair market value at the date of grant. A maximum of 225,000 common shares were reserved for issuance under the 1989 Stock Option Plan, of which none are available for grant at December 31, 2004.

              On December 6, 1996, the directors of the Company adopted the 1996 Stock Option Plan (Incentive/Nonstatutory Stock Option Plan), which was approved by the Company's stockholders on June 6, 1997. Incentive stock options are granted at per share amounts, at least equal to their fair market value at the date of grant, whereas for nonstatutory stock options the exercise price may be any amount determined by the Board of Directors. Options granted under the Plan will expire no later than ten years after the date on which the option is granted. The options granted under the Plans are cumulatively exercisable at a rate of 25% per annum, commencing six months after the date of grant, and expire five years after the date of grant. A maximum of 225,000 shares of common stock of the Company (which includes 100,000 additional shares which were approved by the Company's stockholders as an amendment to the Plan at the 2001 annual meeting of stockholders) are reserved for issuance to employees, officers, directors, consultants and advisors to the Company, of which none are available for grant at December 31, 2004.



              Changes in the number of common shares under all option
              arrangements are summarized as follows:
                                                                            Year Ended December 31,
                                                                      ---------------------------------------
                                                                      2004               2003            2002
                                                                      ----               ----            ----

              Outstanding at beginning of period                      68,688           142,302          202,600
              Granted                                                      -                 -                -
              Option prices                                                -                 -                -
              Exercisable at end of period                            19,500            54,938          101,175
              Exercised                                              (49,188)          (66,864)         (47,798)
              Expired                                                      -            (6,750)         (12,500)
              Outstanding at end of period                            19,500            68,688          142,302

              Option price per share outstanding                 $11.125-$12.19    $11.125-$12.375  $11.125-$14.50


              As of December 31, 2004, the outstanding options had a weighted average remaining contractual life of approximately ten months and a weighted average exercise price of $11.75.

              The Company adopted Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.



  NOTE 9 -  STOCK OPTIONS AND RESTRICTED STOCK (Continued)

              Pro forma information regarding net income and earnings per share is required by FASB No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options granted in 2001 and 2000, respectively: risk free interest rate of 4.06% and 5.22%, dividend yield of 10.07% and 11.03%, volatility factor of the expected market price of the Company's Common Stock based on historical results of .141 and .135; and expected lives of 5 years.

              The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate, management believes the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The Company has elected not to present pro forma information for 2004, 2003 and 2002 because the impact on the reported net income and earnings per share is immaterial.

              Restricted Stock

              During the years ended December 31, 2004 and 2003, the Company awarded 35,700 and 26,350 shares of restricted stock under its 2003 Incentive Plan which was approved by the Company's stockholders in June 2003. The total number of shares issuable under this Plan is 275,000. The restricted shares vest five years from the date of issuance and under certain circumstances may vest earlier. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the balance sheet until they vest. The Company records compensation expense under APB 25 over the vesting period, measuring the compensation cost based on the market value of the shares on the date of grant. For the years ended December 31, 2004 and 2003 the total value of restricted stock grants was $699,000 and $488,000. Compensation expense of $220,000 and $41,000 was recognized in 2004 and 2003, respectively and at December 31, 2004, $926,000 has been deferred as unearned compensation and will be charged to expense over the vesting period. Included in the 2004 compensation expense is $28,000 related to the accelerated vesting of 1,750 shares of restricted stock that had been awarded to a retired board member.

              Changes in the number of shares under the 2003 One Liberty Incentive Plan is shown below:

                                                   Years Ended December 31,

                                                    2004            2003
                                                    ----            ----
              Outstanding at beginning of period   26,350               -
              Issued                               35,700          26,350
              Accelerated vesting                  (1,750)              -
                                                   ------          ------
              Outstanding at the end of period     60,300          26,350
                                                   ======          ======


NOTE 10 - DISTRIBUTION REINVESTMENT PLAN

              In May 1996, the Company implemented a Distribution Reinvestment Plan (the "Plan"). The Plan provides owners of record of 100 shares or more of its common and/or preferred stock the opportunity to reinvest cash distributions in newly-issued common stock of the Company at a five percent discount from the market price. No open market purchases are made under the Plan. During the years ended December 31, 2004 and 2003, the Company issued 72,214 and 60,612 common shares, respectively, under the Plan.

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

NOTE 12 - SUBSEQUENT EVENTS

              On February 18, 2005, the Company acquired a manufacturing facility and an office building leased to a single operator. The property was acquired for an all cash purchase price of approximately $9,700,000. The basic term of the net lease expires February 28, 2025, with two options to renew, each for a ten year period.

              On January 20, 2005, the Company acquired five retail stores, located in four states, leased to a single operator. The properties were acquired for an all cash purchase price of approximately $15,000,000. The basic term of the net leases expire December 31, 2014, with two options to renew, each for a five year period.

  NOTE 13 - INCOME TAXES

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

              Reconciliation Between Financial Statement Net Income and
               Federal Taxable Income:

              The following unaudited table reconciles financial statement net income to federal taxable income for the years ended December 31, 2004, 2003 and 2002 (amounts in thousands):


                                                             2004            2003          2002
                                                           Estimate         Actual        Actual
                                                           --------         ------        ------

              Net income                                   $ 10,974        $  8,525      $  5,880
              Straight line rent adjustments                 (1,205)         (1,576)         (900)
              Financial statement gain on sale
                in excess of tax gain                             -             (48)         (162)
              Rent received in advance, net                     275             748           292
              Financial statement provision for
                valuation adjustment                            366               -             -
              Fee income subject to tax,
                not recorded for books                          134               5           157
              Financial statement adjustment for
                above/below market leases                       188             153             -
              Compensation expense, not tax deductible          189              41             -
              Financial statement depreciation
                in excess of tax                                 62              70            92
              Other adjustments                                  (2)              4             6
                                                           --------        --------      --------
              Federal taxable income                       $ 10,981        $  7,922      $  5,365
                                                           ========        ========      ========


              Reconciliation Between Cash Dividends Paid and Dividends Paid
              Deduction:


              The following unaudited table reconciles cash dividends paid with the dividends paid deduction for the years ended December 31, 2004, 2003 and 2002 (amounts in thousands):

                                                             2004           2003          2002
                                                           Estimate        Actual        Actual
                                                           --------        ------        ------

              Cash dividends paid                          $12,854         $ 9,817       $ 7,607
              Dividend reinvestment plan (1)                    57              66            15
                                                           -------         -------       -------
                                                            12,911           9,883         7,622
              Less: Dividends designated to prior years          -               -        (1,009)
              Less: Spillover dividends designated to
                        following year (2)                  (3,235)         (2,646)       (1,238)
              Less: Return of capital                       (1,291)              -             -
              Plus: Dividends designated from following year     -               -             -
              Plus: Spillover dividends designated from
                        prior year                           2,646           1,238             -
                                                           -------         -------       -------
              Dividends paid deduction (3)                 $11,031         $ 8,475       $ 5,375
                                                           =======         =======       =======


              (1) Amount reflects the 5% discount on the Company's common shares purchased through the dividend reinvestment plan.

              (2) The entire dividend paid in January 2005 and a portion of the dividend paid in January 2004 will be considered 2005 and 2004 dividends, respectively, as it was in excess of the Company's accumulated earnings and profits through 2004 and 2003, respectively.

              (3) Dividends paid deduction is higher than federal taxable income in 2004, 2003 and 2002 so as to account for adjustments made to federal taxable income as a result of the impact of the alternative minimum tax.


NOTE 14 - QUARTERLY FINANCIAL DATA (Unaudited):
                (In Thousands, Except Per Share Data)

                                                                            Quarter Ended
                                                                            -------------
                                                                                                               Total
                                            March 31     June 30         September 30       December 31       For Year
                                            --------     -------         ------------       -----------       --------
2004
----

Revenues                                    $5,650         $6,198           $6,347            $8,332(A)        $26,527

Net income                                   2,245          2,221            2,499             4,009            10,974

Net income applicable to
  common stockholders                        2,245          2,221            2,499             4,009            10,974

Weighted average number of
  common shares outstanding:
     Basic                                   9,662          9,721            9,749             9,780             9,728
     Diluted                                 9,688          9,736            9,762             9,790             9,744

Net income per common share:
     Basic                                     .23            .23              .26               .41              1.13(B)
     Diluted                                   .23            .23              .26               .41              1.13(B)

(A) The quarter ended December 31, 2004 includes the receipt of $767,000 from the sale by the Company of a claim in connection with the bankruptcy proceeding involving a retail tenant which disaffirmed its lease and vacated the property. In addition, the quarter includes $350,000 received from the settlement of a claim made by the Company regarding the purchase of one of the Company's properties.

(B)  Calculated on weighted average shares outstanding for the year.





                                                                          Quarter Ended
                                                                          -------------
                                                                                                                Total
                                           March 31      June 30         September 30       December 31       For Year
                                           --------      -------         ------------       -----------       --------
2003
----

Revenues                                    $4,644         $4,583            $5,055            $5,514           $19,796

Net income                                   2,199          2,008             2,153             2,165             8,525

Net income applicable to
    common stockholders                      1,939          1,749             1,894             1,906             7,488

Weighted average number of common
  shares outstanding:
     Basic                                   5,636          5,683             5,726             8,294             6,340
     Diluted                                 5,667          5,715             5,760             8,325             6,372

Net income per common share:
     Basic                                     .34            .31               .33               .23              1.18(C)
     Diluted                                   .34            .31               .33               .23              1.18(C)


        (C) Calculated on weighted average shares outstanding for the year.




                                             ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                                 Schedule III - Consolidated Real Estate and Accumulated Depreciation

                                                           December 31, 2004

                                                        (Amounts in Thousands)

                                       Initial Cost                Gross Amount at Which Carried At         Life on Which
                                        to Company                         December 31, 2004               Depreciation in
                                        ----------                         -----------------                Latest Income
                                                                                        Date Of             Statement Is
                                                                          Accumulated  Construc-   Date       Computed
                     Encumbrances Land  Buildings  Land  Buildings Total  Depreciation   tion    Acquired      (Years)
                     ------------ ----  ---------  ----  --------- -----  ------------   ----    --------      --------

Free Standing
Retail Locations:
-----------------

El Paso, TX            $ 9,608  $ 2,821  $11,403  $2,821  $11,403  $14,224   $1,363      1974   March 29, 2000     40

Miscellaneous           58,888   20,824   81,218  20,897   81,511  102,408    9,038     Various  Various           40


Flex Buildings:
---------------


Jupiter, FL                  -    3,208   12,644   3,208   12,644   15,852      643      1990  December 24, 2003   40

Miscellaneous           12,882    3,780   15,279   3,780   15,279   19,059    1,538     Various  Various           40


Office Buildings:
-----------------

Miscellaneous           15,339    3,537   16,202   3,537   16,202   19,739    1,280     Various  Various           40


Apartment Building:
-------------------

Miscellaneous            4,499    1,110    4,439   1,110    4,439    5,549    1,702     1910    June 14, 1994      27.5


Industrial:
-----------

St. Cloud, MN                -    3,407   13,151   3,407   13,151   16,558       68     2001   October 18, 2004    40

Miscellaneous           11,343    4,123   16,041   4,123   16,041   20,164    1,741     Various  Various           40

Theater:
--------

Miscellaneous            6,900    2,331   17,606   2,331   17,606   19,937      406     Various  Various          Various

Health Clubs:
-------------

Miscellaneous            4,560    2,233   11,460   2,233   11,460   13,693      868     Various  Various           40
                         -----    -----   ------   -----   ------   ------      ---

                      $124,019  $47,374 $199,443 $47,447 $199,736 $247,183  $18,647
                      ========  ======= ======== ======= ======== ========  =======



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                              Notes To Schedule III
              Consolidated Real Estate And Accumulated Depreciation

  (a) Reconciliation of "Real Estate and Accumulated Depreciation"
                       (Amounts In Thousands)

                                                                         Year Ended December 31,
                                                                         -----------------------
                                                               2004                2003              2002
                                                               ----                ----              ----

  Investment in real estate:

  Balance, beginning of year                                 $191,471            $151,294          $127,227

  Addition: Land, buildings and
      improvements                                             57,427              40,431            25,880
  Deductions:
      Cost of properties sold                                  (1,349)               (222)             (818)
      Contribution of real property to
        unconsolidated joint venture                                -                   -              (995)
      Valuation allowance (c)                                    (366)                  -                 -
      Other                                                         -                 (32)                -
                                                             --------            --------          --------
  Balance, end of year                                       $247,183            $191,471          $151,294
                                                             ========            ========          ========


  Accumulated depreciation:

  Balance, beginning of year                                 $ 14,155            $ 10,857          $  8,663

  Addition: depreciation                                        4,614               3,375             2,617
  Deductions:
      Accumulated depreciation
         related to properties sold                              (122)                (77)             (247)
      Contribution of real property to
         unconsolidated joint venture                               -                   -              (176)
                                                            ---------           ---------         ---------
  Balance, end of year                                      $  18,647           $  14,155         $  10,857
                                                            =========           =========         =========


  (b) The aggregate cost of the properties is approximately $4,028 lower for federal income tax purposes.

  (c) During the year ended December 31, 2004, the Company recorded a provision for valuation adjustment of real estate totaling $366. See
         Note 2 to the consolidated financial statements for further information.


                                   EXHIBIT 3.4

                             One Liberty Properties,
                                      Inc.

                                  B Y - L A W S
                               as amended through
                                 August 28, 1998

                                    ARTICLE I
                                     OFFICES

                  Section 1. Principal Office. The principal office of the
                             ----------------
Corporation shall be in the City of Baltimore, State of Maryland.

                  Section 2. Principal Executive Office. The principal executive
                             --------------------------
office of the Corporation shall be in the City of New York, State of New York.

                  Section 3. Other Offices. The Corporation may also have offices at such other places both within and without the State of Maryland as the Board of Directors may from time to time determine.

                                   ARTICLE II

                            MEETINGS OF STOCKHOLDERS

     Section 1. Place of  Meetings.  Meetings of  stockholders  shall be held at
                ------------------
such place within the United States as shall be determined from time to time by the Board of Directors and stated in the notice of meeting or in a duly executed waiver of notice thereof.

     Section 2.  Annual  Meeting.  The  annual  meeting  of  stockholders of the
                 ---------------
Corporation shall be held, on the last Thursday in June or such other date as shall be designated annually by the Board of Directors and stated in the notice of the meeting, at which meeting the stockholders shall elect the class of directors whose terms shall expire for the year in question, and transact such other business as may properly be brought before the meeting.

     Section 3. Special  Meetings.  At any time in the interval  between  annual
                -----------------
meetings, special meetings of the stockholders may be called by a majority of the Board of Directors, the President, the Chairman of the Board of Directors or, to the extent required by the Maryland General Corporation Law as amended from time to time, the stockholders of the Corporation. If a special meeting is called at the request of stockholders, such request shall state the purpose or purposes of such meeting and the matters proposed to be acted on. Business of the Corporation transacted at any special meeting of stockholders by whomever called shall be limited to the purposes stated in the notice.

     Section 4. Notice of Meetings; Waiver of Notice. Not less than ten nor more
                -------------------------------------
than ninety days before the date of every stockholders' meeting, the Secretary shall give to each stockholder entitled to vote at such meeting, and to each stockholder not entitled to vote who is entitled by statute to notice, written or printed notice stating the time and place of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called, either by mail or by presenting it personally to the stockholder or by leaving it at his residence or usual place of business. If mailed with postage thereon prepaid, such notice shall be deemed to be given when deposited in the United States mail, addressed to the stockholder at his post office address as it appears on the records of the Corporation.

       In the case of a special meeting of stockholders convened at the request of stockholders, as provided for in Section 3 above, the notice herein provided for shall be given by the Secretary, in the manner provided herein and in compliance with the Maryland General Corporation Law, as amended from time to time.

     Notice of any meeting of stockholders shall be deemed waived by any stockholder who shall attend such meeting in person or by proxy, or who shall, either before or after the meeting, submit a signed waiver of notice which is filed with the records of the meeting. If a meeting is adjourned to a time or place announced at the adjourned meeting, further notice of the meeting need not be given unless the Board of Directors after the adjournment fixes a new record date for the meeting or the meeting, is adjourned from time to time to a date more than 120 days after the original record date.

       Section 5. Quorum. At any meeting of stockholders the presence in person
                  ------
or by proxy of stockholders entitled to cast a majority of the shares of stock entitled to vote at the meeting shall constitute a quorum, unless otherwise provided by any statute or by the Articles of Incorporation. In the absence of a quorum no business may be transacted, except that the holders of a majority of the shares of stock present in person or by proxy and entitled to vote may adjourn the meeting from time to time, without notice other than announcement at the meeting, except as required by Section 4 above, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting, as originally notified.

     Section 6. Voting. A majority of the votes cast at a meeting of
                -------
stockholders, duly called and at which a quorum is present, shall be sufficient to take or authorize action upon any matter which may properly come before the meeting, unless more than a majority of the votes cast is required by statute or by the Articles of Incorporation. If a vote shall be taken on any question other than the election of directors, which shall be by written ballot, then unless required by statute or these By-Laws, or determined by the chairman of the meeting to be advisable, or demanded by stockholders, present in person or by proxy, entitled to cast ten percent (10%) in number of votes entitled to be cast at such meeting, any such vote need not be by ballot. On a vote by ballot, each ballot shall be signed by the stockholder voting or by his proxy, and shall state the number of shares voted.

     Unless a statute or the Articles of Incorporation provide otherwise, each holder of record of outstanding shares of stock of the Corporation having voting power shall be entitled to one vote for every share of such stock on each matter submitted to a vote at a meeting of stockholders, and any fractional share of stock shall have proportionately the voting right of a whole share; but no share shall be entitled to vote if any installment payable thereon is overdue and unpaid. A stockholder may vote only the shares owned by him as shown on the record of stockholders of the Corporation as of the record date determined pursuant to Section 7 below or pursuant to applicable law and may cast his shares in person or by proxy executed in writing by the stockholder or by his duly authorized attorney-in-fact, but no proxy shall be valid after eleven months from its date, unless otherwise provided in the proxy. At all meetings of stockholders, unless the voting is conducted by inspectors, all questions relating to the qualification of voters and the validity of proxies and the acceptance or rejection of votes shall be decided by the chairman of the meeting.

     Section 7. Fixing of Record Date. The Board of Directors may fix, in
                ----------------------
advance, a record date not more than ninety nor less than ten days before the date then fixed for the holding of any meeting of the stockholders. All persons who were holders of record of shares at such time, and no others, shall be entitled to vote at such meeting and any adjournment thereof.

     Section 8. Organization and Order of Business. At each meeting of the
                ----------------------------------
stockholders, the Chairman of the Board of Directors, or in his absence or inability to act, the President, or in the absence or inability to act of the Chairman of the Board and the President, the Vice President, shall act as chairman of the meeting. The Secretary, or in his absence or inability to act, any person appointed by the chairman of the meeting, shall act as secretary of the meeting and keep the minutes thereof. The order of business at all meetings of the stockholders shall be as determined by the chairman of the meeting.

     Section 9. Inspectors. The Board of Directors may, in advance of any
                ----------
meeting of stockholders, appoint one or more inspectors to act at such meeting or any adjournment thereof. If the inspectors shall not be so appointed or if any of them shall fall to appear or act, the chairman of the meeting may, and on the request of any stockholder entitled to vote thereat shall, appoint inspectors. Each inspector, before entering upon the discharge of his duties, shall take and sign an oath to execute faithfully the duties of inspector at such meeting with strict impartiality and according to the best of his ability. The inspectors shall determine the number of shares represented at the meeting, the existence of a quorum, the validity and effect of proxies, and shall receive votes, ballots or consents, hear and determine all challenges and questions arising in connection with the right to vote, count and tabulate all votes, ballots or consents, determine the result, and do such acts as are proper to conduct the election or vote with fairness to all stockholders. On request of the chairman of the meeting or any stockholder entitled to vote thereat, the inspectors shall make a report in writing of any challenge, request or matter determined by them and shall execute a certificate of any fact found by them. No director or candidate for the office of director shall act as inspector of an election of directors. Inspectors need not be stockholders.

     Section 10. Consent of Stockholders in Lieu of Meeting. Except as otherwise
                 ------------------------------------------
provided by statute or the Articles of Incorporation, any action required to be taken at any annual or special meeting of stockholders, or any action which may be taken at any annual or special meeting of such stockholders, may be taken without a meeting, without prior notice and without a vote, if the following are filed with the records of stockholders meetings: (i) a unanimous written consent which sets forth the action and is signed by each stockholder entitled to vote on the matter and (ii) a written waiver of any right to dissent signed by each stockholder entitled to notice of the meeting, but not entitled to vote thereat.

     Section 11. Certain Share Acquisitions. The tender offer commenced by Gould
                 --------------------------
Investors L.P. ("Gould") on December 27, 1988, as such tender offer was amended on January 17, 1989, and as such tender offer may be further amended from time to time and any other acquisition by Gould of equity securities of the Corporation following the adoption of this Section 11 shall be exempt from any and all provisions of proposed Subtitle 7 of Title 3 of the Maryland General Corporation Law entitled "Corporations and Associations -- Special Voting Requirements and Control Share Acquisitions" (as such act or any act of similar import is now proposed or as it may be later introduced in, adopted, or later amended by the Maryland General Assembly) as, if and when such act becomes effective. Notwithstanding any other provision of these By-Laws, this Section 11 may not be amended, altered or repealed without either the written consent of Gould or the approval of the holders of at least two-thirds of the outstanding shares of capital stock.

                                   ARTICLE III

                               BOARD OF DIRECTORS

                  Section 1. Number of Directors. The number of directors of the
                             --------------------
Corporation shall be three (3). By vote of a majority of the entire Board of Directors, the number of directors fixed by the Articles of Incorporation or by these By-Laws may be increased or decreased by resolution from time to time, but may not exceed ten (10) nor be less than three (3). The tenure of office of a director shall not be affected by any decrease in the number of directors so made by the Board.
                  Section 2. General Powers. The business and affairs of the
                             ---------------
Corporation shall be managed by its Board of Directors, which may exercise all of the powers of the Corporation, except such as are by law or by the Articles of Incorporation or by these By-Laws conferred upon or reserved to the stockholders.
                  Section 3. Affiliations of Board Members. A majority of the
                             ------------------------------
members of the Board of Directors shall at all times be persons who are not Affiliates of an individual or corporate management company to whom the Board has delegated management duties as permitted in Section 18 of this Article and
Article VI paragraph (7) of the Articles of Incorporation (a "Management Company"),(such directors being herein referred to as "Independent Directors").

                  As used in these By-Laws, the term "Affiliate" of another person means any person directly or indirectly owning, controlling, or holding with power to vote, five percent or more of the outstanding voting securities of such other person; any person five percent or more of whose outstanding voting securities are directly or indirectly owned, controlled or held with power to vote by such other person; any person directly or indirectly controlling, controlled by or under common control with, such other person, corporation, partnership, trust, company or other entity.

                  Section 4. Election and Term. The directors of the Corporation
                             -----------------
shall be classified with respect to the time for which they shall severally hold office by dividing them into three classes, each class to be as nearly equal in number as possible, which classes shall be designated as Class 1, Class 2 and Class 3. Subject to the provisions hereof, the number of directors in each class shall from time to time be designated by the Board of Directors of the Corporation pursuant to these by-laws. At each annual meeting, the successors to the class of directors whose terms shall expire that year shall be elected to hold office for a term of three years so that each term of office of one class of directors shall expire in each year.

                  Section 5. Vacancies. Any vacancy occurring in the Board of
                             ---------
Directors for any cause other than by reason of an increase in the number of directors may be filled by a majority of the remaining members of the Board of Directors, although such majority is less than a quorum. Any vacancy occurring by reason of an increase in the number of directors may be filled by action of a majority of the entire Board of Directors. Directors who are not Affiliated with respect to the persons or entitles referred to in Section 3 of this Article shall be entitled to nominate another such non-affiliated person to fill a vacancy occurring amongst such directors. A director elected by the Board of Directors to fill a vacancy shall be elected to hold office until the next annual meeting of stockholders or until his successor is elected and qualifies.

                  Section 6. Removal of Directors. Only the stockholders may, at
                             --------------------
any meeting of stockholders duly called and at which a quorum is present, by the affirmative vote or consent of the holders of a majority of all of the outstanding shares entitled to vote, remove any director or directors from office, and only for cause, and may elect a successor or successors to fill any resulting vacancies for the unexpired terms of removed directors.

                  Section 7. Place of Meetings. Meetings of the Board of
                             -----------------
Directors, regular or special, may be held in or out of the State of Maryland at such place as the Board of Directors may from time to time determine or as shall be specified in the notice of such meeting.

                  Section 8. Annual Meeting. The first meeting of each newly
                             --------------
elected Board of Directors shall be held as soon as practicable after the annual meeting of the stockholders at which the directors were elected. The meeting, may be held at such time and place as shall be specified in a notice given as hereinafter provided for special meetings of the Board of Directors, or as shall be specified in a written waiver signed by all of the directors, except that no notice shall be necessary if such meeting is held immediately after the adjournment, and at the site, of the meeting of stockholders.

                  Section 9. Regular Meetings. Regular meetings of the Board of
                             ----------------
Directors may be held without notice at such time and place as shall from time to time be determined by the Board of Directors.

                  Section 10. Special Meetings. Special meetings of the Board of
                              ----------------
Directors may be called by two or more directors of the Corporation or by the Chairman of the Board or the President.

                  Section 11. Notice of Special Meetings. Notice of each special
                              --------------------------
meeting of the Board shall be given by the Secretary as hereinafter provided, in which notice shall be stated the time and place of the meeting each such meeting. Notice of each such meeting shall be delivered to each director, either personally or by telephone, telegraph, cable or wireless, at least twenty-four hours before the time at which such meeting is to be held, or by first-class mail, postage prepaid, addressed to him at his post-office address as it appears on the records of the Corporation, at least four days before the day on which such meeting is to be held. If mailed with postage prepaid, such notice shall be deemed to be given when deposited in the United States mail, addressed to the director at his address as it appears in the records of the Secretary.

                  Section 12. Quorum and Voting. At all meetings of the Board of
                              -----------------
Directors, a majority of the entire Board of Directors shall constitute a quorum for the transaction of business, and the action of a majority of the directors present at any meeting, at which a quorum is present shall be the action of the Board of Directors unless the concurrence of a greater proportion is required for such act by statute, the Articles of Incorporation or these By-Laws.

                  Notwithstanding the first paragraph of this Section 12, any action pertaining to a transaction involving the Corporation and any director or officer of the Corporation or any Affiliate of any of the foregoing persons has an interest shall be approved by a majority of the members of the Board of Directors who are not Affiliates of such interested parties, even if the disinterested directors constitute less than a quorum. In approving any such transaction, the non-interested directors must determine that:

(a) the transaction is fair and reasonable to the Corporation and its shareholders;

(b) the terms of such transaction are at least as favorable as the terms of any comparable transactions made on an arm's length basis which are known to the directors; and

(c) if an acquisition of property is involved, the total consideration is not in excess of the appraised value of such property being acquired.

     If a quorum shall not be present at any meeting of directors, the directors present at the meeting may, by a majority vote adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

     Section 13. Organization. The Chairman of the Board shall preside at each meeting of the Board. In the absence or inability of the Chairman of the Board to preside at a meeting, the President, or, in his absence or inability to act, another director chosen by a majority of the Directors present, shall act as chairman of the meeting and preside thereat. The Secretary (or, in his absence or inability to act, any person appointed by the Chairman shall act as secretary of the meeting and keep the minutes thereof.

     Section 14. Meeting by Conference Telephone. Members of the Board of
                 -------------------------------
Directors may participate in a meeting by means of a conference telephone or similar communications equipment if all persons participating in the meeting can hear each other at the same time. Participation in a meeting by these means constitutes presence in person at a meeting.

      Section 15. Consent in Lieu of Meeting. Any action required or permitted
                  --------------------------
to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting, if a written consent to such action is signed by all members of the Board or of such committee, as the case may be, and such written consent is filed with the minutes of proceedings of the Board or committee.

     Section 16. Compensation. Directors may receive compensation for services
                 ------------
to the Corporation in their capacities as directors in such manner and in such amounts as may be fixed from time to time by the Board, and expenses of attendance at each regular or special meeting of the Board of Directors, or of any committee thereof.

     Section 17. Investment Policies and Restrictions.
                 ------------------------------------
                   (a) It shall be the duty of the Board of Directors to ensure that the purchase, sale, retention and disposal of Corporation assets and the investment policies of the Corporation and the limitations thereon or amendment thereto are at all times in compliance with the restrictions applicable to real estate investment trusts pursuant to the Internal Revenue Code of 1986, as amended and as may be hereafter amended (the "Code").

                   (b) The Corporation may invest in any type of real property, mortgage loans (and, in both cases, in interests therein) and in other investments of any nature whatsoever; provided that the investment does not adversely affect the Corporation's ability to continue to qualify as a real estate investment trust under the Code; and provided further that the investment does not necessitate that the Corporation register as an investment company under the Investment Company Act of 1940 as amended and as may be hereafter amended.

                   Except as provided above, there shall be no limit on the number of investments in which the Corporation may invest or the percentage of the Corporation's assets invested in any one investment. The properties may be situated anywhere in the United States, without limit as to the concentration of investments in a particular geographic area.

                   After termination of the lease as to each of its properties under lease, the Corporation shall seek to relet or sell such property in such a manner as to maximize the ultimate return to the Corporation, considering the income and residual value potentials of such property. Any reletting or sale of such property may be to any company on the open market at the maximum obtainable price and terms. The Corporation may also consider the sale or other disposition of any of such properties prior to termination of the relevant lease if such sale or other disposition appears to be advantageous. The Corporation may take purchase money obligations as part payment in lieu of cash in connection with such sales (or any other sales of its properties not under lease), and may take into account local custom in negotiating the terms of repayment.

                   (c) The Corporation may finance and refinance its investments in whatever manner the Directors determine to be in the best interests of the stockholders. The method of financing and refinancing may include short, intermediate or long term borrowings, whether secured or unsecured, subject to the limitations set forth below. Borrowings may be in the form of bank borrowings, including unsecured borrowings or borrowings secured by a mortgage on the Corporation's current properties and/or the properties acquired, the issuance of commercial paper, or the issuance in public or private transactions of senior or subordinated notes or debentures, including notes or debentures convertible into shares of the Corporation's Common Stock. The Corporation may also, in public or private transactions, issue additional shares of its Common Stock, and may, in the discretion of the Board of Directors, combine any two or more of such financing methods.

                    (d) The cash proceeds of a sale or other disposition of the Corporation's assets may be reinvested in long-term investments, if such reinvestment can be made without adversely affecting the Corporation's ability to qualify as a real estate investment trust under the Code.

                   (e) The Corporation shall not (i) invest in the securities of other issuers for the purpose of exercising control (except where real property is the principal asset of a corporation and the acquisition of such property can best be effected by the acquisition of the stock of the corporation), nor (ii) underwrite securities of other issuers. The Corporation may purchase or otherwise reacquire its outstanding shares of Common Stock whenever necessary to maintain qualification as a real estate investment trust under the Code and also at any time and for such prices as the Directors deem appropriate without adversely affecting the ability of the Corporation to qualify as a real estate investment trust under the Code.

                   (f) The provisions of this Section 17 of Article III of these By-Laws are not subject to alteration, modification or repeal by the Board of Directors and may be altered, modified or repealed only by majority vote of the stockholders.

     Section 18.  Management  Arrangements.  The Board may  delegate the duty of
                  ------------------------
management of the assets and the administration of its day-to-day operations to a Management Company pursuant to a written contract or contracts which have obtained the requisite approvals, including the requisite approvals of renewals thereof, of the Board of Directors, including a majority of the Independent Directors as defined in Section 3 of this Article III, and the stockholders of the Corporation, as provided in the Articles of Incorporation.

     In connection with the consideration and approval of any management arrangements, including renewals thereof, the Independent Directors shall be provided with such information as is deemed necessary so that such Directors will be fully informed in an impartial manner of all relevant factors with respect to such arrangements including, without limitation, information as to the available alternatives, the nature and quality of the services to be provided, and relevant compensation, operating expense and performance data, and will thereby be in a position to make a reasonable business Judgment with respect to such arrangements on the basis of arm's length bargaining. The minutes of meetings with respect to such determinations shall reflect such considerations.

                   The provisions of this Section 18 of Article III of these By-Laws are not subject to alteration, modification or repeal by the Board of Directors and may be altered, modified or repealed only by majority vote of the stockholders.

                                   ARTICLE IV
                                  COMMITTEES OF
                                    DIRECTORS

                  Section 1. Executive and Other Committees. The Board of
                             ------------------------------
Directors may, by resolution adopted by a majority of the Board, appoint from among its members an Executive Committee or other committees each composed of two or more directors, provided that at least a majority of the members of any such committee shall be composed of directors who are Independent Directors, and may delegate to such committees any of the powers of the Board of Directors except the power to declare dividends or distributions on stock, recommend to the stockholders any action which requires stockholder approval, amend the By-Laws, approve any merger or share exchange which does not require stockholder approval or issue stock.

                  Section 2. Minutes and Reports. The committees shall keep
                             --------------------
minutes of their proceedings and shall report the same to the Board of Directors at the meeting next succeeding, and any action taken by the committees shall be subject to revision and alteration by the Board of Directors, provided that no rights of third persons shall be affected by any such revision or alteration.

                  Section 3. Notice. Notice of committee meetings shall be given
                             -------
in the same manner as notice for special meetings of the Board, and a waiver thereof in writing, signed by the director entitled to such notice and filed with the records of the meeting, whether before or after the holding thereof, or actual attendance at the committee meeting in person shall be deemed equivalent to the giving of such notice to such director.

                  Section 4. Quorum, Voting and General. One-third, but not less
                             --------------------------
than two, of the members of any committee shall be present in person at any meeting of such committee in order to constitute a quorum for the transaction of business and at such meeting, and the act of a majority present shall be the act of such committee. The Board may designate a chairman of any committee and such chairman or any two members of any committee may fix the time and place of its meetings unless the Board shall otherwise provide. In the absence or disqualification of any member of any committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member. The Board shall have the power at any time to change the membership of any committee, to fill all vacancies, to designate alternate members to replace any absent or disqualified member, or to dissolve any such committee.

                                    ARTICLE V

                               OFFICERS AND AGENTS

                  Section 1. Number and Qualification. The officers of the
                             ------------------------
Corporation shall be chosen by the Board of Directors and shall be a Chairman of the Board, a President, a Vice President, a Secretary and a Treasurer. The Chairman of the Board shall be selected from among the directors. Two or more offices, except those of President and Vice President, may be held by the same person, but no officer shall execute, acknowledge or verify any instrument in more than one capacity, if such instrument is required by law, the Articles of Incorporation or these By-Laws to be executed, acknowledged or verified by two or more officers. Such officers shall be elected by the Board of Directors at its first meeting after each annual meeting of stockholders and shall serve for one year and until their successors are chosen and qualify. The Board of Directors may appoint such other officers and agents as it shall deem necessary, who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board.

                  Section 2. Compensation. The salaries of all officers and
                             ------------
agents of the Corporation shall be fixed by the Board of Directors.

                  Section 3. Removal and Vacancies. Any officer or agent may be
                             ---------------------
removed by the Board of Directors whenever in its judgment the best interests of the Corporation will be served thereby, but such removal shall be without prejudice to the contractual rights, if any, of the person so removed. If the office of any officer becomes vacant for any reason, the vacancy shall be filled by the Board of Directors for the unexpired portion of the term of the office which shall be vacant.

                  Section 4. The Chairman of the Board. The Chairman of the
                             -------------------------
Board may be the chief executive officer of the Corporation. The Board as directs us may designate the Chairman or President as Chief Executive Officer. He shall direct, coordinate and control the Corporation's business and activities all in accordance with basic policies established by and subject to the control of the Board of Directors. He may employ and discharge employees and agents of the Corporation except such as shall be appointed by the Board, and he may delegate these powers. He shall have general authority to execute bonds, deeds and contracts in the name and on behalf of the Corporation. As provided in Section B of Article II, he shall act as chairman at all meetings of the stockholders at which he is present, and, as provided in Section 13 of Article III, he shall preside at all meetings of the Board of Directors at which he is present. In the absence of the Chairman of the Board, his duties shall be performed and his authority may be exercised by the President, and, in the absence of the Chairman of the Board and the President, such duties shall be performed and such authority may be exercised by the Vice President, or in the absence of the Vice President, by such officer as may have been designated by the most senior officer of the Corporation who has made any such designation, with the right reserved to the Board of Directors to make the designation or supersede any designation so made.

                  Section 5. The President. The President may be the chief
                             -------------
executive officer of the Corporation. The Board of Directors may designate the Chairman or President as Chief Executive Officer. The President shall be the chief operating officer of the Corporation. He shall implement the general directives, plans and policies formulated by the Board of Directors, in general shall have authority to exercise all powers delegated to him by the Board of Directors and shall establish operating and administrative plans and policies and direct and coordinate the Corporation's organizational components, within the scope of the authority delegated to him by the Board of Directors. He shall have general authority to execute bonds, deeds and contracts in the name of and on behalf of the Corporation and responsibility for the employment or appointment and discharge of such employees, agents and officers, except such as shall be appointed by the Board, as may be required to carry on the operation of the business. As provided in Section 4 of this Article V, in the absence of the Chairman of the Board, the President shall perform all the duties and exercise the authority of the Chairman of the Board. In the absence of the President, his duties shall be performed and his authority may be exercised by the Vice President, and in the absence of both the President and of the vice President by such officer as may have been designated by the most senior officer of the Corporation who has made any such designation, with the right reserved to the Board of Directors to make the designation or supersede any designation so made. The same individual, or the directors of the Board of Directors, may serve as Chairman of the Board and President.

                  Section 6. Vice President. The Vice President shall, in the
                             ---------------
absence or disability of the President, perform the duties and exercise the powers of the President, and shall perform such other duties and have such other powers as the Board of Directors may from time to time prescribe.

                  Section 7. Secretary. The Secretary shall attend all meetings
                             ---------
of the Board of Directors and all meetings of the stockholders and shall record all the proceedings of the meetings of the Corporation and of the Board of Directors in a book to be kept for that purpose and shall perform like duties for the standing committees when required. He shall give, or cause to be given, notice of all meetings of the stockholders and special meetings of the Board of Directors and shall perform such other duties as may be prescribed by the Board of Directors, Chairman of the Board or President, under whose supervision he shall act. He shall keep in safe custody the seal of the Corporation and, when authorized by the Board of Directors, affix the same to any instrument requiring it and, when so affixed, it shall be attested by his signature.

                  Section 8. Treasurer. The Treasurer shall have the custody of
                             ---------
the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the Corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the Corporation in such depositories as may be designated by the Board of Directors He shall disburse the funds of the Corporation as may be ordered by the Board of Directors taking proper vouchers for such disbursements, and shall render to the President and the Board of Directors at its regular meetings, or when the Board of Directors so requires, an account of all his transactions as Treasurer and of the financial condition of the Corporation. If required by the Board of Directors, he shall give the Corporation a bond in such sum and with such surety or sureties as shall be satisfactory to the Board for the faithful performance of the duties of his office and for the restoration to the Corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the Corporation.

                  Section 9. Delegation of Duties. In case of the absence of any
                             --------------------
officer of the Corporation or for any other reason that the Board may deem sufficient, the Board may confer for the time being the powers or duties, or any of them, of such officer upon any other officer or upon any director.

                  Section 10. Indemnification. To the maximum extent permitted
                              ---------------
by Maryland law in effect from time to time, the Corporation shall indemnify, and shall pay or reimburse reasonable expenses in advance of final disposition of a proceeding to, (i) any individual who is a present or former director, officer or employee of the Corporation or (ii) any individual who serves or has served another corporation, partnership, joint venture, trust, employee benefit plan or any other enterprise as a director or officer of such corporation or as a partner or trustee of such partnership, joint venture, trust or employee benefit plan at the request of the Corporation. The Corporation may, with the approval of its Board of Directors, provide such indemnification and advancement of expenses to a person who served a predecessor of the Corporation in any of the capacities described in (i) or (ii) above and to any employee or agent of the Corporation or a predecessor of the Corporation.

                  Neither the amendment nor repeal of this Section nor the adoption or amendment of any other provision of the By-Laws or charter of the Corporation inconsistent with this Section shall apply to or affect in any respect the applicability of the preceding paragraph with respect to any act or failure to act which occurred prior to such amendment, repeal or adoption.

                                   ARTICLE VI
                                 CERTIFICATES OF
                                      STOCK

                  Section 1. Form and Number. Each stockholder shall be entitled
                             ---------------
upon request to a certificate or certificates in such form as shall be approved by the Board which shall represent and certify the number and kind and class of shares owned by him in the Corporation provided, however, that certificates for fractional shares shall not be issued. Each certificate shall be signed by the Chairman of the Board or the President or Vice President and countersigned by the Secretary or the Treasurer and may be sealed with the corporate seal. The signatures may be either manual or facsimile signatures and the seal may be either facsimile or any other form of seal. In case any officer who has signed any certificate ceases to be an officer of the Corporation before the certificate is issued, the certificate may nevertheless be issued by the Corporation with the same effect as if the officer had not ceased to be such officer as of the date of its issue. Each stock certificate shall include on its face the name of the Corporation, the name of the stockholder and the class of stock and number of shares represented by the certificate. A stock certificate may not be issued by the Corporation until the stock represented by it is fully paid by the stockholder.

                  Section 2. Legends. Every stock certificate representing
                             -------
shares of stock which are restricted as to transferability by the Corporation shall contain a full statement of the restriction or state that the Corporation will furnish information about the restriction to the stockholder on request and without charge.

                  Section 3. Books of Account and Record of Stockholders. There
                             -------------------------------------------
shall be kept at the principal executive office of the Corporation correct and complete books and records of account of all the business and transactions of the Corporation. There shall be made available upon request of any stockholder, in accordance with Maryland law, a record containing the number of shares of stock issued during a specified period not to exceed twelve months and the consideration received by the Corporation for each such share.

                  Section 4. Information to Stockholder and Others. Any
                             -------------------------------------
stockholder of the Corporation or his agent may inspect and copy during usual business hours the Corporation's By-Laws, minutes of the proceedings of its stockholders, annual statements of its affairs, and voting trust agreements on file at its principal office.

                  Section 5. Transfers of Shares. Transfers of shares of stock
                             -------------------
of the Corporation shall be made on the stock records of the Corporation only by the registered holder thereof, or by his attorney thereunto authorized by power of attorney duly executed and filed with the Secretary or with a transfer agent or transfer clerk, and on surrender of the certificate or certificates, if issued, for such shares properly endorsed or accompanied by a duly executed stock transfer power and the payment of all taxes thereon. Upon surrender to the Corporation or the transfer agent of the Corporation of the certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the Corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

                  Section 6. Regulations. The Board may make such additional
                             -----------
rules and regulations, not inconsistent with these By-Laws, as it may deem expedient concerning the issue, transfer and registration of certificates for shares of stock of the Corporation. It may appoint, or authorize any officer or officers to appoint, one or more transfer agents or one or more transfer clerks and one or more registrars and may require all certificates for shares of stock to bear the signature or signatures of any of them.

                  Section 7. Lost, Destroyed or Mutilated Certificates. The
                             -----------------------------------------
holder of any certificates representing shares of stock of the Corporation shall immediately notify the Corporation of any loss, destruction or mutilation of such certificate and the Corporation may issue a new certificate of stock in the place of any certificate theretofore issued by it upon the making of an affidavit of that fact by the person claiming the certificate of stock to be stolen, lost or destroyed. When authorizing such issue of a new certificate or certificates, the Board of Directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such stolen, lost or destroyed certificate or certificates or his legal representative, to advertise the same in such manner as it shall require and to give the Corporation a bond, with sufficient surety, to indemnify it against any loss or claim which may arise by reason of the issuance of a new certificate.

                  Section B. Fixing of a Record Date for Dividends and Distributions. The Board may fix, in advance, a date not more than sixty days preceding the date fixed for the payment of any dividend or the making of any distribution or the allotment of rights to subscribe for securities of the Corporation or for the delivery of evidences of rights or evidences of interests arising out of any change, conversion or exchange of common stock or other Securities as the record date for the determination of the stockholders entitled to receive any such dividend, distribution allotment, rights or interests, and in such case only the stockholders of record at the time so fixed shall be entitled to receive such dividend, distribution, allotment, rights or interests.

                                   ARTICLE VII
                                    DIVIDENDS

     Dividends upon the capital stock of the Corporation subject to the provisions of the Articles of Incorporation, if any, may be declared by the Board of Directors at any regular or special meeting, pursuant to law. Dividends may be paid in cash, in property, or in its own shares, subject to the provisions of any statute and of the Articles of Incorporation. Before payment of any dividend, there may be set aside out of any funds of the Corporation available for dividends such sum or sums as the Directors from time to time, in their absolute discretion, think proper as a reserve fund to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the Corporation or for such other purpose as the Directors shall think conducive to the interests of the Corporation and the Directors may modify or abolish any such reserve in the manner in which it was created.

                                  ARTICLE VIII
                                ANNUAL STATEMENT

                  The Chairman of the Board, the President, the Vice President or the Treasurer shall prepare or cause to be prepared annually a full and correct statement of the affairs of the Corporation including a balance sheet and a financial statement of operations for the preceding fiscal year, which shall be certified by independent certified public accountants and distributed to shareholders within 120 days after the close of the Corporation's fiscal year and a reasonable period of time prior to the annual meeting of shareholders. Such annual statement shall also be submitted at the annual meeting, and shall be filed within twenty days thereafter at the principal office of the Corporation in the State of Maryland.

                                   ARTICLE IX

                                   FISCAL YEAR

                  The fiscal year of the Corporation shall be fixed by resolution of the Board.



                                    ARTICLE X

                                DEPOSITORIES AND
                                   CUSTODIANS

                  Section 1. Depositories. The funds of the Corporation shall be
                             ------------
deposited with such banks or other depositories as the Board of Directors of the Corporation may from time to time determine.

                  Section 2. Custodians. All securities and other investments
                             ----------
shall be deposited in the safekeeping of such banks or other companies as the Board of Directors of the Corporation may from time to time determine.

                                   ARTICLE XI

                                  EXECUTION OF
                                   INSTRUMENTS

                  Checks, notes, drafts, acceptances, bills of exchange and other orders or obligations for the payment of money shall be signed by such officer or officers or person or persons as the Board of Directors by resolution shall from time to time designate.

                                   ARTICLE XII
                         INDEPENDENT PUBLIC ACCOUNTANTS

                  A firm of independent public accountants shall sign or certify the financial statements of the Corporation which are filed with the Securities and Exchange Commission and shall be selected annually by the Board of Directors.


                                  ARTICLE XIII
                                      SEAL

                  The corporate seal shall have inscribed thereon the name of the Corporation, the year of its organization and the words "Corporate Seal, Maryland". The seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise.\
                                   ARTICLE XIV

                                  STOCK LEDGER

                  The Corporation shall maintain at its office in the City and State of New York, an original stock ledger containing the names and addresses of all stockholders and the number of shares held by each stockholder. Such stock ledger may be in written form or any other form capable of being converted into written form within a reasonable time for visual inspection.

                                   ARTICLE XV

                                   AMENDMENTS

                  The Board of Directors shall have the power, at any regular meeting or at any special meeting, if notice thereof be included in the notice of such special meeting, to alter, modify or repeal any By-Laws of the Corporation and to make new By-Laws, except that the Board of Directors shall not alter, modify or repeal Sections 17 or 18 of Article III of these By-Laws or any By-Laws made by the stockholders.

                  The stockholders shall have the power, at any annual meeting or at any special meeting if notice thereof be included in the notice of such special meeting, to alter, modify or repeal any By-Laws of the Corporation and to make new By-Laws.

                                  EXHIBIT 14.1

                          ONE LIBERTY PROPERTIES, INC.
                       CODE OF BUSINESS CONDUCT AND ETHICS

PURPOSE

This Code of Business Conduct and Ethics contains general guidelines for conducting the business of the Company consistent with the highest standards of business ethics, and is intended to be a "code of ethics" within the meaning of
Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder ("SOAct"). This Code should be considered to be a minimum standard. If a law, rule or regulation conflicts with a policy in this Code you must comply with the law, rule or regulation; however, if a local custom or policy conflicts with this Code, you must comply with the Code. If this Code requires a higher standard than is required by local custom or policy or applicable law, rules and regulations, you are required to adhere to these higher standards.

This Code applies to all of our officers, directors, employees (whether a direct employee or employed pursuant to a shared services agreement among various entities, including the Company) and agents, including consultants, whether they work for the Company on a full or part-time basis. We refer to all persons covered by this Code as "Associates."

COMPLIANCE WITH LAWS, RULES AND REGULATIONS

Obeying the law, both in letter and in spirit, is the foundation on which our ethical standards are built. All Associates must respect and obey federal law and the laws of the cities and states in which we operate. Although not all Associates are expected to know the details of these laws, it is important to know enough to determine when to seek advice from executives or other appropriate personnel.

All Associates must cooperate fully with the people responsible for preparing reports filed with the Securities and Exchange Commission and all other materials that are made available to the investing public to make sure the people responsible for preparing such reports and materials are promptly made aware of all information that might have to be disclosed in those reports or other materials or that might affect the way in which information is disclosed in them.

REPORTING VIOLATIONS OF THE CODE

All Associates have a duty to report any known or suspected violation of this Code, including any violation of laws, rules, regulations or policies that apply to the Company. Reporting a known or suspected violation of this Code by others should not be considered an act of disloyalty, but an action to safeguard the reputation and integrity of the Company and its Associates.

If you know of or suspect a violation of this Code, immediately report the conduct to Simeon Brinberg, Senior Vice President (Counsel) of the Company, or his successor, who will work directly with you to investigate your concern.

It is our policy that any Associate who violates this Code will be subject to appropriate discipline, including potential termination of employment, as determined by a committee consisting of the Senior Vice President referred to above or his successor, the Chief Executive Officer and the Chief Financial Officer of the Company (the "Committee"), based upon the facts and circumstances of each particular situation. An Associate accused of violating this Code will be given an opportunity to present his or her version of the events at issue to said Committee prior to any determination of appropriate discipline. Any Associate who fails to report known or suspected violations by another Associate may also be subject to appropriate discipline. Furthermore, Associates who violate the law or this Code may expose themselves to substantial civil damages, criminal fines and prison terms. The Company may also face substantial fines and penalties in such situations, not to mention damage to the Company's reputation. In short, your conduct as an Associate of the Company, if it does not comply with the law or with this Code, can result in serious consequences for both you and the Company.


CONFIDENTIALITY AND POLICY AGAINST RETALIATION

All questions and reports of known or suspected violations of the law or this Code will be treated with sensitivity and discretion. The Committee and the Company will protect your anonimity to the extent possible consistent with law and the Company's need to investigate your concern. The Company strictly prohibits retaliation against an Associate who, in good faith, seeks help or reports known or suspected violations. Anyone who seeks reprisal or retaliates against an Associate because the Associate, in good faith, sought help or filed a report will be subject to disciplinary action, including potential termination of employment.

WAIVERS OF THE CODE

Waivers of this Code will be granted on a case-by-case basis and only in extraordinary circumstances. Waivers of this Code for Associates may be made only by the Committee. Any waiver of this Code for our directors, executive officers or other principal officers may be made only by our Board of Directors and will be promptly disclosed to the public.

CONFLICTS OF INTEREST

Although Associates are generally free to engage in personal business and personal financial transactions and other activities outside the Company, this freedom is not unlimited. As long as you remain an Associate, you must avoid situations where your loyalties may be divided between the Company's interests and your own. These divided loyalties are referred to as "conflicts of interest." You should actively avoid any private interest that may influence your ability to act in the best interests of the Company or that makes it difficult to perform your work objectively and effectively. It is difficult to list all of the ways in which a conflict of interest may arise. The Board of Directors has determined that it is not a conflict of interest for an Associate (other than directors who are deemed to be independent directors under SOAct and the rules of New York Stock Exchange) to work for or otherwise have a business connection with the entities who are parties to a Shared Services Agreement among the Company, BRT Realty Trust, Gould Investors L.P. and other entities.

An actual or potential conflict of interest occurs when an Associate is in a position to influence a decision that may result in a personal gain for that Associate or for a relative of the Associate as a result of the Company's business dealings. Personal gain may result not only in cases where an Associate or relative has a significant financial interest in, or is employed by, a firm with which the Company does business, but also when an Associate or relative receives any loan, kickback, bribe, substantial gift or special consideration as a result of any transaction or business dealings involving the Company. Associates and their relatives shall exercise caution, prudence and good judgment before accepting any gift, entertainment, services, or promises of future benefits from any person, group or agency who might benefit or appear to benefit from the Associate's connection with the Company. For the purpose of this Code, a relative is any person who is related by blood or marriage, or whose relationship with the Associate is similar to that of persons who are related by blood or marriage.

The Board of Directors is aware of certain transactions between the Company and entities affiliated with one or more executive officers of the Company. These transactions with affiliated entities include the sharing of services pursuant to the terms of the Shared Services Agreement and the provision of services by such affiliated entities to the Company and to persons who conduct business with the Company. The Board of Directors has determined that these services are beneficial to the Company and that the Company may enter into any contract or transaction with an officer, employee or agent of the Company (other than directors who are deemed to be independent directors under SOAct and the rules of the New York Stock Exchange) or any of their affiliates, whether or not any of them have a financial interest in the transaction, provided that any such transaction is approved by the Audit Committee of the Board of Directors which is satisfied that the fees, charges or other payments made to officers, employees and agents of the Company or their affiliates are at no greater cost or expense to the Company than would be incurred if the Company were to obtain substantially the same services from unrelated and unaffiliated persons.

CORPORATE OPPORTUNITIES

As an Associate of the Company, you have an obligation to put the interests of the Company ahead of your personal interests and to advance the Company's interests when the opportunity to do so arises. If you discover a business opportunity through the use of corporate property, information or position that is in the Company's line of business, you must first present the business opportunity to the Company before pursuing the opportunity in your individual capacity. No Associate may use corporate property, information or his or her position for personal gain, and no Associate may compete with the Company either directly or indirectly.

You are required to fully disclose to the Chief Executive Officer the terms and conditions of each business opportunity covered by this Code that you wish to pursue. The Chief Executive Officer and the appropriate management personnel will determine whether the Company wishes to pursue the business opportunity. If the Company waives its right to pursue the business opportunity, which must be authorized by an executive officer of the Company with the concurrence of the Chief Executive Officer, you may pursue the business opportunity on the same terms and conditions offered to the Company and consistent with the other ethical guidelines set forth in this Code. Business opportunities available to directors, executive officers and other principal officers may only be waived by our Board of Directors.

CONFIDENTIAL INFORMATION

Employees must maintain the confidentiality of confidential information entrusted to them by the Company or its tenants, except when disclosure is authorized by the Company's counsel or required by laws or regulations. Confidential information includes all non-public information that might be of use to competitors, or harmful to the Company or its tenants, if disclosed. It also includes information that our tenants or other parties with whom we have investing or business arrangements have entrusted to us. The obligation to preserve confidential information continues even after employment ends.

COMPETITION AND FAIR DEALING

We seek to outperform our competition fairly and honestly. We seek competitive advantages through superior performance, never through unethical or illegal business practices. Stealing proprietary information, possessing trade secret information that was obtained without the owner's consent, or inducing such disclosures by past or present employees of other companies is prohibited. Each employee should endeavor to respect the rights of and deal fairly with the Company's service providers, competitors and employees. No employee should take unfair advantage of anyone through manipulation, concealment, abuse of privileged information, misrepresentation of material facts, or any other intentional unfair practices. The purpose of business entertainment and gifts in a commercial setting is to create good will and sound working relationships, not to gain unfair advantage. No gift or entertainment should ever be offered, given, provided or accepted by any Associate of the Company, family member of an employee or agent unless it: (i) is not a cash gift, (ii) is consistent with customary business practices, (iii) is not excessive in value, (iv) cannot be construed as a bribe or payoff and (v) does not violate any laws or regulations. Please discuss with the Chief Executive Officer or Senior Vice President (Counsel) of the Company any gifts or proposed gifts which you are not certain are appropriate.

RELATIONSHIPS WITH TENANTS

Our business success depends upon our ability to foster lasting relationships with our tenants and others with whom we conduct business. The cornerstone of these relationships is trust. To build trust, the Company is committed to dealing with tenants and others with whom we conduct business fairly, honestly and with integrity. Specifically, you should keep the following guidelines in mind when dealing with tenants and others with whom we conduct business:

o Information we supply should be accurate and complete to the best of our knowledge. Associates should never deliberately misrepresent information.

o Business entertainment should never exceed reasonable and customary business practice.

PROTECTION OF COMPANY ASSETS

All Associates should protect the Company's assets and ensure their efficient use for legitimate business purposes only. Theft, carelessness and waste have a direct impact on the Company's profitability. To ensure the protection of the Company's assets, each Associate should:

o Exercise reasonable care to prevent theft, damage or misuse of Company property.

o Promptly report the actual or suspected theft, damage or misuse of Company property to the Chief Financial Officer.

o Safeguard all electronic programs, data, communications and written materials from inadvertent access by others.

PERSONAL USE OF COMPANY RESOURCES

The Company provides a wide variety of assets as resources for its Associates in conducting company business including computers, communications systems and other equipment and materials. Although an Associate may, at times, use many of these resources for incidental personal activities, this personal use should be kept to a minimum. Excessive personal use of the Company resources can adversely affect an Associate's performance, increase the Company's costs, and reduce availability of the resources for the Company's business needs. As an example, while Associates may sometimes need to use a Company telephone for a short call to a family matter, it is not appropriate to use Company telephones for frequent, extended or unusually costly calls that do not relate to company business.

While you may occasionally use the Company's electronic systems to send personal messages or to access Internet materials that are not directly business-related, these personal applications should be minimized in accordance with these principles, even if your personal activity involves Company systems that are available for your use at home. In addition, certain messages and materials simply must not be sent or accessed on Company equipment or through Company systems; these include solicitations, chain letters, and threatening, sexually explicit or harassing materials. You must not use Company resources to create, transmit, store or display messages, images or materials in any of these categories. The use of the funds or assets of the Company, whether for personal gain or not, for any unlawful or improper purpose is strictly prohibited. Misuse of Company assets is misconduct, and may result in termination of your employment.

Associates should be aware that Company property includes all data and communications transmitted to or received by, or contained in, the Company's electronic or telephonic systems or by written media. This includes, among other things, the computer system, any files in memory and all instant messages, e-mails and phone records. Associates and other users of this property should have no expectation of privacy with respect to these communications and data. To the extent permitted by law, the Company has the ability, and reserves the right, to monitor all electronic and telephonic communication. These communications may also be subject to disclosure to law enforcement or government officials.

COMPANY RECORDS

Accurate and reliable records are crucial to our business. Our records are the basis of our earnings statements, financial reports and other disclosures to the public. In addition, our records are the source of essential data that guides business decision-making and strategic planning. Company records include payroll, travel and expense reports, emails, accounting and financial data, measurement and performance records, electronic data files and all other records maintained in the ordinary course of our business.

All Company records must be complete, accurate and reliable in all material respects. There is never a reason to make false or misleading entries. In addition, undisclosed or unrecorded funds, payments or receipts are strictly prohibited. You are responsible for understanding and complying with our recordkeeping policy. Ask our Chief Financial Officer if you have any questions.

ACCURACY OF FINANCIAL REPORTS AND OTHER PUBLIC COMMUNICATIONS

We are a public company and are required to report our financial results and a great deal of financial and other information about our business to the public and the Securities and Exchange Commission (the "SEC"). We are also subject to various securities laws and regulations. It is our policy to promptly disclose accurately and completely material information regarding the Company's business, financial condition and results of operations. Inaccurate, incomplete or untimely reporting is not acceptable and can severely damage the Company and cause legal liability. Associates should be on guard for, and must promptly report, evidence of improper financial reporting. Examples of suspicious activities that must be reported include:

o Financial results that seem inconsistent with the performance of underlying business transactions;

o Inaccurate records, such as overstated expense reports, or erroneous time sheets or invoices;

o  Transactions that do not seem to have a good business purpose; and

o  Requests to circumvent ordinary review and approval procedures.

The Company's senior financial officers and other Associates working in the Accounting Department have a special responsibility to ensure that all of our financial disclosures are full, fair, accurate, timely and understandable. Such Associates must understand and strictly comply with generally accepted accounting principles as adopted by the Company and all standards, laws and regulations regarding accounting and financial reporting of transactions, estimates and forecasts. The SEC has adopted rules that prohibit officers or directors, and persons acting under their direction, from making any materially false, misleading, or incomplete statement to an accountant in connection with an audit or any filing with the SEC.

If an Associate believes that the Company has engaged in any type of questionable accounting or auditing activity, such Associate should report the allegations to the Chief Financial Officer.

PROFITING FROM INSIDE INFORMATION

If you possess information about the Company that is both material and non-public, called "material inside information," you are subject to trading restrictions. You cannot legally trade in Company securities, or make recommendations to anyone, including your family, friends and colleagues, about trading in Company securities, until a reasonable time, usually the second trading day after the Company issues a press release or makes an SEC filing disclosing the material inside information that you possess.

Information is "material" if it would influence a reasonable person to buy or sell stock. Examples include undisclosed data reflecting earnings or profitability, or trends in these figures; major acquisitions, equity investments or divestitures; and important developments in projects, alliances or litigation. Information is "non-public" if it hasn't been the subject of a Company press release or contained in an SEC filing made by the Company. Trading in Company stock includes buying or selling Company shares in the open market, selling shares that were purchased under any Company stock option plan or dividend reinvestment plan. It does not include regular, continuing purchases through the Company's dividend reinvestment plan or purchases, without sale, of shares through exercise of a Company stock option.

In order to minimize the risk of insider trading and prevent inadvertent use of material, inside information, you are required to follow the procedures and rules set forth below:

         1. Before trading in the Company's securities you must consult with our Senior Vice President (Counsel);

         2. If the Senior Vice President (Counsel) has cleared your transaction, you must execute the transaction within two business days. If more than two business days have elapsed since you spoke with the Senior Vice President (Counsel), you must speak with him again before engaging in the trade; and

         3. The foregoing procedures are also applicable to proposed transactions in securities to be made by (i) your spouse, your children, any other relative who may live with you, and any corporation or other entity that you may directly or indirectly control; and (ii) any fiduciary account (where you are trustee, executor, custodian, etc.) with respect to which you make investment decisions. If you are not certain as to whether the procedures apply to a particular trade, please consult with the Senior Vice President (Counsel).

If you violate insider trading laws, both you and the Company may be subject to severe criminal penalties. Insider trading laws apply to all Company employees at any level, not merely to officers or managers.


PUBLIC COMMUNICATIONS AND REGULATION FD

The Company places a high value on its credibility and reputation in the community. What is written or said about the Company in the news media and investment community directly affects our reputation, positively or negatively. It is our policy to provide timely, accurate and complete information in response to public requests, consistent with our obligations to maintain the confidentiality of competitive and proprietary information and to prevent selective disclosure of market-sensitive data. To ensure compliance with this policy, all news media or other public requests for information regarding the Company should be directed to the Investor Relations Director, or person performing such function. The Investor Relations Director will work with you and the appropriate personnel to evaluate and coordinate a response to the request.

COMPLIANCE WITH REGULATION FD

In connection with its public communications, the Company is required to comply with a rule under the federal securities laws referred to as Regulation FD (which stands for "fair disclosure"). Regulation FD provides that, when we disclose material, non-public information about the Company to securities market professionals or stockholders (where it is reasonably foreseeable that the stockholders will trade on the information), we must also disclose the information to the public. "Securities market professionals" generally include analysts, institutional investors and investment advisors.

To ensure compliance with Regulation FD, we have designated the Investor Relations Director as our only company spokesperson.

Only our company spokesperson is authorized to disclose information about the Company in response to requests from securities market professionals or stockholders. If you receive a request for information from any securities market professionals or stockholders, promptly contact our company spokesperson to coordinate a response to such request.

Associates who regularly interact with securities market professionals are specifically covered by Regulation FD and have a special responsibility to understand and comply with Regulation FD. Contact our Senior Vice President (Counsel) if you have any questions about the scope or application of Regulation FD.

COMPLIANCE PROCEDURES

We must all work to ensure prompt and consistent action against violations of this Code. However, in some situations it is difficult to know right from wrong. Since we cannot anticipate every situation that will arise, it is important that we have a way to approach a new question or problem. These are the steps to keep in mind:

o Make sure you have all the facts.In order to reach the right solutions, we must be as fully informed as possible.

o Ask yourself: What specifically am I being asked to do? Does it seem unethical or improper? This will enable you to focus on the specific question you are faced with, and the alternatives you have. Use your judgment and common sense; if something seems unethical or improper, it probably is.

o Clarify your responsibility and role. In most situations, there is shared responsibility. Are your colleagues informed? It may help to get others involved and discuss the problem.

o Discuss the problem with an executive officer. This is the basic guidance for all situations. In many cases, an executive officer will be more knowledgeable about the question, and will appreciate being brought into the decision-making process. Remember that it is an executive officer's responsibility to help solve problems.

o You may report ethical violations in confidence and without fear of retaliation. If your situation requires that your identity be kept secret, your anonymity will be protected. The Company does not permit retaliation of any kind against employees for good faith reports of ethical violations.

o Always ask first, act later: If you are unsure of what to do in any situation, seek guidance before you act.

CONCLUSION

This Code of Business Conduct and Ethics contains general guidelines for conducting the business of the Company consistent with the highest standards of business ethics. If you have any questions about these guidelines, please contact Simeon Brinberg, Senior Vice President (Counsel) or a person performing that function. We expect all Associates, regardless of their level, to adhere to these standards. Each Associate is separately responsible for his or her actions. Conduct that violates the law or this Code cannot be justified by claiming that it was ordered by someone in higher management. If you engage in conduct prohibited by the law or this Code, you will be deemed to have acted outside the scope of your employment. Such conduct will subject you to disciplinary action, including possibly termination of employment.

Note: This Code and the matters contained herein are neither a contract of employment nor a guarantee of continuing Company policy. We reserve the right to amend, supplement or discontinue this Code and the matters addressed herein, without prior notice, at any time.

                                  Exhibit 21.1

                           SUBSIDIARIES OF THE COMPANY

    Company                                             State of Organization
    -------                                             ---------------------

OLP Iowa, Inc.                                                Delaware
OLP Texas, Inc.                                               Texas
OLP-TSA Georgia, Inc.                                         Georgia
OLP Dixie Drive Houston, Inc.                                 Texas
OLP Greenwood Village, Colorado, Inc.                         Colorado
OLP Ft. Myers, Inc.                                           Florida
OLP Rabro Drive Corp.                                         New York
OLP Chattanooga, Inc.                                         Tennessee
OLP Columbus, Inc.                                            Ohio
OLP Mesquite, Inc.                                            Texas
OLP South Highway Houston, Inc.                               Texas
OLP Selden, Inc.                                              New York
OLP Palm Beach, Inc.                                          Florida
OLP New Hyde Park, Inc.                                       New York
OLP Champaign, Inc.                                           Illinois
OLP Batavia, Inc.                                             New York
OLP Hanover PA, Inc.                                          Pennsylvania
OLP Grand Rapids, Inc.                                        Michigan
OLP El Paso, Inc.                                             Texas
OLP Plano, Inc.                                               Texas
OLP Hamilton, Inc.                                            New York
OLP Hauppauge, LLC                                            New York
OLP Ronkonkoma, LLC                                           New York
OLP Plano 1, L.P.                                             Texas
OLP El Paso 1, L.P.                                           Texas
OLP Plano, LLC                                                Delaware
OLP El Paso 1, LLC                                            Delaware
OLP Hanover 1, LLC                                            Pennsylvania
OLP Theaters, LLC                                             Delaware
OLP Movies, LLC                                               Delaware
OLP Tucker, LLC                                               Georgia
OLP Lake Charles, LLC                                         Louisiana
OLP Lake Worth, LLC                                           Florida
OLP Marcus Drive, LLC                                         New York
OLP Sommerville, LLC                                          Massachusetts
OLP Newark, LLC                                               Delaware
OLP Texas, LLC                                                Delaware
OLP GP Inc.                                                   Texas
OLP Texas 1, L.P.                                             Texas
OLP Los Angeles, Inc.                                         California
OLP Chula Vista Corp.                                         California
OLP Knoxville LLC                                             Tennessee
OLP Athens LLC                                                Delaware
OLP NNN Manager LLC                                           Delaware
OLP Greensboro LLC                                            Delaware
OLP South Milwaukee Manager LLC                               Delaware
OLP Onalaska LLC                                              Delaware
OLP Saint Cloud LLC                                           Minnesota
OLP CC Antioch LLC                                            Tennessee
OLP CC Fairview Heights LLC                                   Illinois
OLP CC Ferguson LLC                                           Missouri
OLP CC St. Louis LLC                                          Missouri
OLP CC Florence LLC                                           Kentucky

                                  Exhibit 23.1

            Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-108765) and in the related Prospectus and Form S-8 (No. 333-101681) pertaining to the 1996 Stock Option Plan of One Liberty Properties, Inc.; and Form S-8 (No. 333-104461) pertaining to the 2003 Incentive Plan of One Liberty Properties, Inc., of our report dated March 2, 2005, with respect to the consolidated financial statements and schedule of One Liberty Properties, Inc., One Liberty Properties, Inc. management's assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of One Liberty Properties, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 2004.





New York, New York
March 9, 2005

                                  Exhibit 31.1

   CERTIFICATION

   I, Jeffrey Fishman, President and Chief Executive Officer of One Liberty Properties, Inc., certify that:

1. I have reviewed this Annual Report on Form 10-K for the fiscal year ended December 31, 2004 of One Liberty Properties, Inc.;

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

Date:   March 15, 2005

                                         s/Jeffrey Fishman
                                         -----------------
                                         Jeffrey Fishman
                                         President and Chief Executive Officer

                               Exhibit 31.2

   CERTIFICATION

   I, David W. Kalish, Senior Vice President and Chief Financial Officer of One Liberty Properties, Inc., certify that:

1. I have reviewed this Annual Report on Form 10-K for the fiscal year ended December 31, 2004 of One Liberty Properties, Inc.;

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


Date:   March 15, 2005

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

                                  EXHIBIT 32.1

CERTIFICATION OF PRESIDENT AND PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350
(SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, Jeffrey Fishman, President and Chief Executive Officer of One Liberty Properties, Inc. (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Annual Report on Form 10-K for the year ended December 31, 2004 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   March 15, 2005            /s/ Jeffrey Fishman
                                  ---------------------------
                                  Jeffrey Fishman
                                  President and Chief Executive Officer

                                  EXHIBIT 32.2

CERTIFICATION OF SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350
(SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, David W. Kalish, Senior Vice President and Chief Financial Officer of One Liberty Properties, Inc. (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Annual Report on Form 10-K for the year ended December 31, 2004 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   March 15, 2005             /s/ David W. Kalish
                                   ------------------------------------
                                   David W. Kalish
                                   Senior Vice President and Chief
                                   Financial Officer