Form 10-Q
period 2005-03-31
ONE LIBERTY PROPERTIES INC
filed 2005-05-09
CIK 712770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For the quarterly period ended March 31, 2005

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

As of May 4, 2005, the registrant had 9,847,212 shares of common stock outstanding.

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in Thousands, Except Per Share Data)


                                                                                   March 31,           December 31,
                                                                                     2005                2004
                                                                                ---------------        -----------
                                                                                  (Unaudited)

Assets
Real estate investments, at cost
   Land                                                                              $ 52,433           $ 47,447
   Buildings and improvements                                                         219,036            199,736
                                                                                     --------           --------
                                                                                      271,469            247,183
           Less accumulated depreciation                                               20,073             18,647
                                                                                     --------           --------
                                                                                      251,396            228,536

   Investment in unconsolidated joint ventures                                         33,280             37,023
   Cash and cash equivalents                                                            6,556              6,051
   Unbilled rent receivable                                                             5,453              5,301
   Escrow, deposits and other receivables                                               1,549              2,285
   Investment in BRT Realty Trust (related party)                                         633                731
   Deferred financing costs                                                             2,624              2,408
   Other assets (including available-for-sale securities
       at market of $165 and $173)                                                      2,744              2,051
                                                                                     --------           --------

           Total assets                                                              $304,235           $284,386
                                                                                     ========           ========

Liabilities and Stockholders' Equity
   Liabilities:
        Mortgages payable                                                            $139,325           $124,019
        Line of credit                                                                 12,000              7,600
        Dividends payable                                                               3,235              3,230
        Accrued expenses and other liabilities                                          3,939              3,422
                                                                                     --------           --------

           Total liabilities                                                          158,499            138,271
                                                                                     --------           --------

Commitments and contingencies                                                               -                  -

Stockholders' equity:
        Common stock, $1 par value; 25,000 shares
           authorized; 9,741 and 9,728 shares
           issued and outstanding                                                       9,741              9,728
        Paid-in capital                                                               133,519            133,350
        Accumulated other comprehensive income - net
           unrealized gain on available-for-sale securities                               611                717
        Unearned compensation                                                            (869)              (926)
        Accumulated undistributed net income                                            2,734              3,246
                                                                                    ---------          ---------

           Total stockholders' equity                                                 145,736            146,115
                                                                                    ---------          ---------

           Total liabilities and stockholders' equity                                $304,235           $284,386
                                                                                     ========           ========





  See accompanying notes to consolidated financial statements.


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)


                                                                                 Three Months Ended
                                                                                        March 31,
                                                                               2005                  2004
                                                                               ----                  ----

Revenues:
   Rental income                                                              $ 7,106               $ 5,558
   Interest and other income                                                       20                    92
                                                                              -------               -------
                                                                                7,126                 5,650
                                                                              -------               -------
Expenses:
   Depreciation and amortization                                                1,460                 1,024
   Interest - mortgages payable                                                 2,498                 2,011
   Interest - line of credit                                                      283                    51
   Leasehold rent                                                                  77                     -
   General and administrative (including $296
     and $279 to related party)                                                   871                   855
   Real estate expenses                                                           322                   140
                                                                              -------               -------
                                                                                5,511                 4,081
                                                                              -------               -------

Earnings before equity in earnings of unconsolidated
      joint ventures and gain on sale                                           1,615                 1,569

Equity in earnings of unconsolidated joint ventures                             1,108                   675
Gain on sale of available-for-sale securities                                       -                     1
                                                                              -------               -------
Net income                                                                    $ 2,723               $ 2,245
                                                                              =======               =======

Weighted average number of common shares outstanding:
     Basic                                                                      9,795                 9,662
                                                                                =====                 =====
     Diluted                                                                    9,802                 9,688
                                                                                =====                 =====

Net income per common share:
     Basic                                                                  $     .28             $     .23
                                                                            =========             =========
     Diluted                                                                $     .28             $     .23
                                                                            =========             =========

Cash distributions per share of
   common stock                                                             $     .33             $     .33
                                                                            =========             =========




   See accompanying notes to consolidated financial statements.



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

           For the three month period ended March 31, 2005 (unaudited)
                      and the year ended December 31, 2004
                             (Amounts in Thousands)


                                                                       Accumulated
                                                                          Other           Unearned     Accumulated
                                             Common        Paid-in    Comprehensive       Compen-     Undistributed
                                              Stock        Capital       Income           sation       Net Income      Total
                                              -----        -------       ------           ------       ----------      -----

Balances, January 1, 2004                    $ 9,605      $130,863       $    823       $   (447)       $  5,125       $145,969

Distributions -
   common stock                                    -             -              -              -         (12,853)       (12,853)
Exercise of options                               49           543              -              -               -            592
Shares issued through
   dividend reinvestment plan                     72         1,247              -              -               -          1,319
Issuance of restricted stock                       -           699              -           (699)              -              -
Restricted stock vesting                           2            (2)             -              -               -              -
Compensation expense -
   restricted stock                                -             -              -            220               -            220
     Net income                                    -             -              -              -          10,974         10,974
     Other comprehensive income-
        net unrealized loss on
        available-for-sale securities              -             -           (106)             -               -           (106)
                                                                                                                         ------
Comprehensive income                                                                                                     10,868
                                             -------       -------        -------        -------        -------          ------

Balances, December 31, 2004                    9,728       133,350            717           (926)          3,246        146,115

Distributions -
   common stock                                    -             -              -              -          (3,235)        (3,235)
Exercise of options                                8            81              -              -               -             89
Shares issued through
   dividend reinvestment plan                      5            88              -              -               -             93
Compensation expense -
   restricted stock                                -             -              -             57               -             57
     Net income                                    -             -              -              -           2,723          2,723
     Other comprehensive income-
        net unrealized loss on
        available-for-sale securities              -             -           (106)             -               -           (106)
                                                                                                                        -------
Comprehensive income                                                                                                      2,617
                                             -------      --------       --------       --------        --------       --------

Balances, March 31, 2005                     $ 9,741      $133,519       $    611       $   (869)       $  2,734       $145,736
                                             =======      ========       ========       =========       ========       ========






        See accompanying notes to consolidated financial statements.


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)


                                                                                                           Three Months Ended
                                                                                                                March 31,
                                                                                                        2005                2004
                                                                                                        ----                ----

Cash flows from operating activities:
   Net income                                                                                         $ 2,723             $ 2,245
   Adjustments to reconcile net income
     to net cash provided by operating activities:
   Gain on sale of available-for-sale securities                                                            -                  (1)
   Increase in rental income from straight-lining of rent                                                (152)               (197)
   Decrease in rental income from amortization of
     intangibles relating to leases                                                                         6                   7
   Amortization of restricted stock expense                                                                57                  24
   Equity in earnings of unconsolidated joint ventures                                                 (1,108)               (675)
   Distributions from unconsolidated joint ventures                                                     1,057                 621
   Depreciation and amortization                                                                        1,460               1,024
   Amortization of financing costs included in interest expense                                           183                  91
   Changes in assets and liabilities:
   Decrease (increase) in escrow, deposits and other receivables                                          736                (236)
   Increase (decrease) in accrued expenses and other liabilities                                          517                (353)
                                                                                                      -------             -------
           Net cash provided by operating activities                                                    5,479               2,550
                                                                                                      -------             -------

Cash flows from investing activities:
   Additions to real estate                                                                           (25,028)            (16,316)
   Investment in unconsolidated joint ventures                                                           (257)                  -
   Distribution of refinancing proceeds from unconsolidated
     joint venture                                                                                      4,052                   -
   Net proceeds from sale of available-for-sale securities                                                  -                   3
                                                                                                      -------             -------
                  Net cash used in investing activities                                               (21,233)            (16,313)
                                                                                                      -------             -------

Cash flows from financing activities:
   Repayment of mortgages payable                                                                      (4,049)               (525)
   Proceeds from mortgages payable                                                                     19,355                   -
   Payment of financing costs                                                                            (399)                (72)
   Proceeds from bank line of credit, net                                                               4,400                   -
   Cash distributions - common stock                                                                   (3,230)             (3,400)
   Exercise of stock options                                                                               89                 326
   Issuance of shares through dividend reinvestment plan                                                   93                 324
                                                                                                      -------             -------
           Net cash provided by (used in) financing activities                                         16,259              (3,347)
                                                                                                      -------             -------

           Net increase (decrease) in cash and cash equivalents                                           505             (17,110)

Cash and cash equivalents at beginning of period                                                        6,051              45,944
                                                                                                      -------             -------

Cash and cash equivalents at end of period                                                            $ 6,556             $28,834
                                                                                                      =======             =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                                                           $ 2,476             $ 1,938

Supplemental schedule of non-cash investing and financing activities:
   Assumption of mortgages payable in connection with purchase of real estate                         $     -             $ 7,085




    See accompanying notes to consolidated financial statements.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results for the full year.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of One Liberty Properties, Inc. and its wholly-owned subsidiaries (collectively, "the Company"). The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence over, but does not control, these entities. Material intercompany items and transactions have been eliminated.

Certain amounts reported in previous consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current year's presentation.

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Note 2 - Earnings Per Common Share

For the three months ended March 31, 2005 and 2004, basic earnings per share was determined by dividing net income applicable to common stockholders for the period by the weighted average number of shares of the Company's Common Stock outstanding, which includes restricted stock, during each period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts exercisable for, or convertible into, Common Stock were exercised or converted or resulted in the issuance of Common Stock that shared in the earnings of the Company. For the three month periods ended March 31, 2005 and 2004, diluted earnings per share was determined by dividing net income applicable to common stockholders for the period by the total of the weighted average number of shares of Common Stock outstanding plus the dilutive effect of the Company's outstanding options (6,879 and 26,012 for the three months ended March 31, 2005 and 2004, respectively) using the treasury stock method.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 3 - Investment in Unconsolidated Joint Ventures

The Company is a member in six unconsolidated joint ventures which own and operate fourteen properties. The following tables present unaudited condensed financial statements of the two most significant joint ventures, both of which own movie theater properties, are with MTC Investors LLC, an unrelated party, and in which the Company is the managing member (amounts in thousands):


                                Joint Venture #1

Condensed Balance Sheets                                         March 31, 2005             December 31, 2004
------------------------                                         --------------             -----------------
                                                                                                (audited)

Cash and cash equivalents                                           $    675                     $    720
Real estate investments, net                                          54,246                       54,533
Deferred financing costs                                                 510                          527
Unbilled rent receivable                                               1,191                        1,105
Other assets                                                               3                            3
                                                                    --------                     --------
Total assets                                                        $ 56,625                     $ 56,888
                                                                    ========                     ========

Mortgage loans payable                                              $ 32,386                     $ 32,600
Other liabilities                                                        642                          687
Equity                                                                23,597                       23,601
                                                                    --------                     --------
Total liabilities and equity                                        $ 56,625                     $ 56,888
                                                                    ========                     ========

Company's equity investment                                         $ 12,746                     $ 12,752
                                                                    ========                     ========


                                                  Three Months Ended
                                                        March 31,
Condensed Statements of Operations               2005            2004
----------------------------------               ----            ----
Revenues, primarily rental income              $ 1,840         $ 1,834
                                               -------         -------

Depreciation and amortization                      289             288
Mortgage interest                                  652             669
Operating expenses                                  73              75
                                               -------         -------

Total expenses                                   1,014           1,032
                                               -------         -------

Net income attributable to members             $   826         $   802
                                               =======         =======

Company's share of net income                  $   413         $   401
                                               =======         =======

Amount recorded in income statement (A)        $   408         $   396
                                               =======         =======

Distributions received by the Company:
       From operations                         $   415         $   405
                                               =======         =======
       From mortgage proceeds                  $     -         $     -
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

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 3 - Investment in Unconsolidated Joint Ventures (Continued)


                                Joint Venture #2

Condensed Balance Sheets                                         March 31, 2005             December 31, 2004
------------------------                                         --------------             -----------------
                                                                                                (audited)

Cash and cash equivalents                                           $    486                     $    413
Real estate investments, net                                          41,809                       42,012
Deferred financing costs                                                 443                          450
Unbilled rent receivable                                                 912                          839
Other assets, primarily investment in AIX stock                          266(A)                        18
                                                                    --------                     --------
Total assets                                                        $ 43,916                     $ 43,732
                                                                    ========                     ========

Mortgage loans payable                                              $ 25,457                     $ 25,606
Other liabilities                                                        633                          610
Equity                                                                17,826                       17,516
                                                                    --------                     --------
Total liabilities and equity                                        $ 43,916                     $ 43,732
                                                                    ========                     ========

Company's equity investment                                         $  8,763                     $  8,652
                                                                    ========                     ========


                                                      Three Months Ended
                                                            March 31,
Condensed Statements of Operations                  2005                2004
----------------------------------                  ----                ----
Revenues, primarily rental income                $ 1,754(A)           $ 1,241
                                                 -------              -------

Depreciation and amortization                        202                  202
Mortgage interest                                    507                  519
Operating expenses                                    22                   14
                                                 -------              -------

Total expenses                                       731                  735
                                                 -------              -------

Net income attributable to members               $ 1,023              $   506
                                                 =======              =======

Company's share of net income                    $   512              $   253
                                                 =======              =======

Distributions received by the Company:
       From operations                           $   401              $   146
                                                 =======              =======
       From mortgage proceeds                    $     -              $     -
                                                 =======              =======


  (A) During February 2005, the operator of one of the joint venture's movie theaters sold its business to an independent third party, which accelerated the payment of arrearages of rent and other miscellaneous charges that were originally due to the Company in August 2005. Revenues for the three months ended March 31, 2005 includes the accelerated rent arrearages of $592,000. In consideration of the venture's consent to the lease assignment and a lease amendment and its waiver of the requirement for a security deposit under the amended lease, the venture received 40,000 restricted shares of Class A common stock of the new tenant's parent company (AMEX:AIX). These shares have certain restrictions regarding the disposition of such shares.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 3 - Investment in Unconsolidated Joint Ventures (Continued)

At March 31, 2005, the remaining four unconsolidated joint ventures each own one property. At March 31, 2005 and December 31, 2004, the Company's equity investment in these four joint ventures totaled $11,771,000 and $15,619,000, respectively, and they contributed $188,000 in equity earnings for the three months ended March 31, 2005 and $26,000 in equity earnings for the three months ended March 31, 2004, when only two ventures existed.

Note 4 - Property Acquisitions

On February 18, 2005, the Company acquired a manufacturing facility and an office building leased to a single operator. The property was acquired for an all cash purchase price of approximately $9,700,000. The basic term of the net lease expires February 28, 2025, with two options to renew, each for a ten year period.

On January 20, 2005, the Company acquired in one transaction, five retail stores located in four states, leased to a single operator. The properties were acquired for an all cash purchase price of approximately $15,000,000. The basic term of the net leases expire December 31, 2014, with two options to renew, each for a five year period.

Note 5 - Common Stock Dividend Distribution

On March 7, 2005, the Board of Directors declared a quarterly cash distribution of $.33 per share on the Company's Common Stock which was paid on April 1, 2005 to stockholders of record on March 18, 2005.

Note 6 - Comprehensive Income

Comprehensive income for the three month periods ended March 31, 2005 and 2004 are as follows (amounts in thousands):
                                               Three Months Ended
                                                    March 31,
                                                    ---------
                                                2005         2004
                                                ----         ----

Net income                                    $  2,723     $  2,245
Other comprehensive income -
    Unrealized loss on
    available-for-sale securities                 (106)        (134)
                                              --------     --------
Comprehensive income                          $  2,617     $  2,111
                                              ========     ========

Accumulated other comprehensive income, which is solely comprised of the net unrealized gain on available-for-sale securities was $611,000 and $689,000 at March 31, 2005 and 2004, respectively.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)
Note 7 - Restricted Stock

As of March 31, 2005, a total of 62,050 shares have been issued under the Company's 2003 Incentive Plan. The total number of shares issuable under this Plan is 275,000. The restricted shares issued to date under the Plan vest five years from the date of issuance and under certain circumstances, may vest earlier. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the balance sheet until they vest. The Company records compensation expense over the vesting period, measuring the compensation cost based on the market value of the shares on the date of grant. For the three months ended March 31, 2005, the Company recorded $57,000 of compensation expense.

During April 2005, an additional 40,750 restricted shares were awarded under the 2003 Incentive Plan.

Note 8 - New Accounting Pronouncement

On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The pro forma disclosure is no longer an alternative. The statement is effective for public companies effective January 1, 2006.

Management is evaluating the impact of the pronouncement and does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

With the exception of historical information, this quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions or variations thereof. Forward-looking statements should not be relied on since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Investors are cautioned not to place undue reliance on any forward-looking statements.

Overview

We are a self-administered real estate investment trust (REIT) and we primarily own real estate that we net lease to tenants. At March 31, 2005, we own 47 properties, participate in six joint ventures that own a total of 14 properties and hold a 50% tenancy in common interest in one property. These 62 properties are located in 21 states.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute currently at least 90% of ordinary taxable income to our stockholders. We intend to comply with these requirements and to maintain our REIT status.

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

In February 2005, we acquired a manufacturing facility and an office building leased to a single operator located in Pennsylvania for an all cash purchase price of approximately $9.7 million. In January 2005 we acquired in one transaction, five retail stores located in four states, leased to a single operator. The properties were acquired for an all cash purchase price of approximately $15 million.

At March 31, 2005, excluding mortgages payable of our unconsolidated joint ventures, we had 34 outstanding mortgages payable, aggregating approximately $139 million principal amount, each of which is secured by a first lien on an individual real estate investment. The real properties securing our outstanding mortgages payable have an aggregate carrying value of approximately $214 million before accumulated depreciation. The mortgages bear interest at fixed rates ranging from 5.125% to 8.8%, and mature between 2005 and 2023.

Results of Operations

Comparison of Three Months Ended March 31, 2005 and 2004

Revenues

Our revenues consist primarily of rental income from tenants in our rental properties. Rental income increased by $1.5 million, or 27.9%, to $7.1 million for the three months ended March 31, 2005 from $5.6 million for the three months ended March 31, 2004. The increase in rental income is primarily due to $1.8 million of rental revenues earned on twelve properties acquired by us between March 2004 and February 2005. This increase was reduced by a $216,000 direct write off of the entire unbilled rent receivable balance of one of our tenants who filed for protection under the federal bankruptcy laws in January 2005. This tenant has paid its monthly rent since February 2005. At one of our properties, the tenant reduced its space, entering into a new lease for 60% of its prior space, resulting in a $125,000 decrease in rental income. There were also minor increases and decreases in rental income at several of our other properties.

Interest and other income decreased by $72,000, or 78.3%, to $20,000 for the three months ended March 31, 2005. The primary reason for the decrease was the reduction of $70,000 in interest earned during the three months ended March 31, 2004 on our investment of the balance of the net proceeds received from our October 2003 public offering. These offering proceeds were fully utilized in the last quarter of 2004.

Our equity in earnings of unconsolidated joint ventures increased by $433,000, or 64.1%, to $1.1 million for the three months ended March 31, 2005. During February 2005, the operator of one of the movie theaters in one of our joint ventures sold its business to an independent third party, which accelerated the payment of rent arrearages totaling $592,000 that were originally due in August 2005. We have a 50% interest in this joint venture and the accelerated payment resulted in an additional $296,000 of equity in earnings to us. The increase also resulted from our equity share of income earned by two joint ventures organized in the second half of 2004. These joint ventures each purchased one property and we recognized equity in earnings of $57,000 and $111,000, respectively, from these joint ventures in the three months ended March 31, 2005.

We will continue to acquire, solely for our own account, improved commercial properties in accordance with our business and investment strategies. We may from time to time acquire other properties with joint venture partners.

Expenses

Depreciation and amortization expense increased by $436,000, or 42.6%, to $1.5 million for the three months ended March 31, 2005. The increase in depreciation and amortization expense was primarily due to the acquisition of twelve properties between March 2004 and February 2005.

Interest-mortgages payable increased by $487,000, or 24.2%, to $2.5 million, for the three months ended March 31, 2005. The increase results from mortgages placed on three properties between September 2004 and January 2005, the assumption of mortgages in connection with the purchase of two properties during March 2004 and November 2004 and penalties incurred upon our prepayment of two mortgages which had above market rates of interest.

Interest-line of credit, which includes amortization of deferred line of credit costs and a 1/4% unused facility fee, increased by $232,000, or 455%, to $283,000 for the three months ended March 31, 2005. This increase primarily results from borrowings made to facilitate the purchase of several properties.

General and administrative expenses increased $16,000, or 1.9%, to $871,000 for the three months ended March 31, 2005. The increase is due to a number of factors discussed below, offset by the expense in the three months ended March 31, 2004 of a $101,000 non-recurring fee for the initial listing of our common stock on the New York Stock Exchange. Increases in the three months ended March 31, 2005 include an increase of $60,000 in payroll and payroll expenses, including a $40,000 increase in salaries, bonuses and benefits paid to our principal executive officers. In addition, there was an increase of approximately $16,000 for executive and support personnel, primarily for legal and accounting services, allocated to us pursuant to a Shared Services Agreement among us and related entities. Also included in the three months ended March 31, 2005 is an increase in compensation expense of $33,000 relating to the issuance of restricted stock. The balance of the increase in general and administrative expenses for the three months ended March 31, 2005 is due to an increase in a number of items including professional fees of approximately $45,000 relating to costs associated with the internal control procedures related to compliance with
Section 404 of the Sarbanes-Oxley Act. Additionally, for the three months ended March 31, 2005, state taxes increased by approximately $14,000, director and officer liability insurance and directors' fees increased by approximately $27,000, and professional fees, travel and other miscellaneous expenses decreased by approximately $62,000.

Real estate expenses increased by $182,000, or 130%, to $322,000 for the three months ended March 31, 2005. This increase was primarily due to real estate operating expenses of approximately $166,000 incurred at one of our properties. With respect to this property, we entered into a new lease with the tenant for approximately 60% of its prior space, effective July 1, 2004, after the tenant had exercised its right to terminate its prior lease. According to the new lease, we pay the first lease year's operating costs and in subsequent years, the tenant pays operating costs over and above such first year's operating costs. Real estate operating expenses for the three months ended March 31, 2005 also include approximately $24,000 in nonrecurring repairs at one property.

Net Income

For the three months ended March 31, 2005, net income increased by $478,000 to $2.7 million and net income per common share increased by $.05 to $.28, for the three months ended March 31, 2005.


Liquidity and Capital Resources

We had cash and cash equivalents of approximately $6.6 million at March 31, 2005. Our primary sources of liquidity are cash and cash equivalents, our revolving credit facility and cash generated from operating activities, including mortgage financings. We have a $62.5 million revolving credit facility with Valley National Bank, Merchants Bank Division, Bank Leumi USA, Manufacturers and Traders Trust Company and Israel Discount Bank of New York. This facility, of which $50.5 million was available at March 31, 2005, is available to us to pay down existing and maturing mortgages, to fund the acquisition of properties or to invest in joint ventures. The facility matures on March 31, 2007. Borrowings under the facility bear interest at the lower of LIBOR plus 2.5% or the bank's prime rate, and there is an unused facility fee of one-quarter of 1% per annum. Net proceeds received from the sale or refinancing of properties are required to be used to repay amounts outstanding under the facility if proceeds from the facility were used to purchase or refinance the properties. At May 4, 2005 there is $18 million outstanding under the facility, which includes a recent drawdown of $6 million that was used (along with $2.2 million cash on hand) to pay off a maturing mortgage.

We are actively engaged in seeking additional property acquisitions and are involved in various stages of negotiation with respect to the acquisition of additional properties. We will use cash provided from operations, cash provided from mortgage financings and funds available under our credit facility to fund acquisitions.

We had no outstanding contingent commitments, such as guarantees of indebtedness, or any other contractual cash obligations at March 31, 2005.


Cash Distribution Policy

We have elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute currently at least 90% of our ordinary taxable income to our stockholders. It is our current intention to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate federal, state or local income taxes on taxable income we distribute currently (in accordance with the Internal Revenue Code and applicable regulations) to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years. Even if we qualify as a REIT for federal taxation purposes, we may be subject to certain state and local taxes on our income and to federal income and excise taxes on our undistributed taxable income (i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Internal Revenue Code and applicable regulations thereunder).

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

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

All of our long-term mortgage debt bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages. Our credit line is a variable rate facility which is sensitive to interest rates. However, for the three months ended March 31, 2005, due to a low average balance outstanding on the credit line, we do not believe that the effect of changes in interest rates would materially impact the amount of interest expense incurred.

Item 4. - Controls and Procedures

As required under Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2005 are effective.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the first three months of the fiscal year ending December 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                          ONE LIBERTY PROPERTIES, INC.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          One Liberty Properties, Inc.
                                  (Registrant)






May 9, 2005                  /s/ Jeffrey Fishman
-----------                  -------------------
Date                         Jeffrey Fishman
                             President and
                             Chief Executive Officer
                             (authorized officer)




May 9, 2005                  /s/ David W. Kalish
-----------                  -------------------------------
Date                        David W. Kalish
                            Senior Vice President and
                            Chief Financial Officer
                            (principal financial officer)

                                  EXHIBIT 31.1
                                  ------------
                                  CERTIFICATION

   I, Jeffrey Fishman, President and Chief Executive Officer of One Liberty Properties, Inc. certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 of One Liberty Properties, Inc.

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

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) for the registrant and have:

   a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


   Date:   May 9, 2005
                                      /s/ Jeffrey Fishman
                                      -------------------
                                      Jeffrey Fishman
                                      President and Chief Executive Officer

                                  EXHIBIT 31.2
                                  CERTIFICATION

   I, David W. Kalish, Senior Vice President and Chief Financial Officer of One Liberty Properties, Inc. certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 of One Liberty Properties, Inc.

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

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) for the registrant and have:

   a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:   May 9, 2005                     /s/ David W. Kalish
                                        ------------------------
                                        David W. Kalish
                                        Senior Vice President
                                        and Chief Financial Officer

                                  EXHIBIT 32.1

             CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

                           PURSUANT TO 18 U.S.C. 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, Jeffrey Fishman, President and Chief Executive Officer of One Liberty Properties, Inc., (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   May 9, 2005                  /s/ Jeffrey Fishman
                                    -------------------------
                                    Jeffrey Fishman
                                    President and Chief Executive Officer

                                  EXHIBIT 32.2

       CERTIFICATION OF SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                           PURSUANT TO 18 U.S.C. 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, David W. Kalish, Senior Vice President and Chief Financial Officer of One Liberty Properties, Inc. (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   May 9, 2005                  /s/ David W. Kalish
                                    --------------------------------
                                    David W. Kalish
                                    Senior Vice President
                                    and Chief Financial Officer