Form 10-Q
period 2005-06-30
ONE LIBERTY PROPERTIES INC
filed 2005-08-09
CIK 712770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2005

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                        Commission File Number 001-09279
                                               ---------

                          ONE LIBERTY PROPERTIES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

              MARYLAND                                  13-3147497
              ----------------------------------------------------
              (State or other jurisdiction of     (I.R.S. employer
              incorporation or organization) identification number)

              60 Cutter Mill Road, Great Neck, New York      11021
              ----------------------------------------------------
               (Address of principal executive offices) (Zip code)

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

As of August 4, 2005, the registrant had 9,858,706 shares of common stock outstanding.

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements




                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in Thousands, Except Per Share Data)


                                                                                     June 30,            December 31,
                                                                                       2005                 2004
                                                                                       ----                 ----
                                                                                   (Unaudited)

Assets
Real estate investments, at cost
   Land                                                                             $  49,131          $  47,447
   Buildings and improvements                                                         206,186            199,736
                                                                                      -------            -------
                                                                                      255,317            247,183
           Less accumulated depreciation                                               20,736             18,647
                                                                                       ------             ------
                                                                                      234,581            228,536

   Investment in unconsolidated joint ventures                                         28,664             37,023
   Cash and cash equivalents                                                           29,025              6,051
   Unbilled rent receivable                                                             5,822              5,301
   Escrow, deposits and other receivables                                               1,454              2,285
   Investment in BRT Realty Trust (related party)                                         694                731
   Deferred financing costs                                                             2,759              2,408
   Other assets (including available-for-sale securities
       at market of $179 and $173)                                                      2,807              2,051
                                                                                        -----              -----

           Total assets                                                              $305,806           $284,386
                                                                                     ========           ========

Liabilities and Stockholders' Equity
   Liabilities:
        Mortgages payable                                                            $143,233           $124,019
        Line of credit                                                                      -              7,600
        Dividends payable                                                               3,250              3,230
        Accrued expenses and other liabilities                                          3,195              3,422
                                                                                        -----              -----

           Total liabilities                                                          149,678            138,271
                                                                                      -------            -------

Commitments and contingencies                                                               -                  -
Stockholders' equity:
        Preferred stock, $1 par value;
           12,500 shares authorized; none issued                                            -                  -
        Common stock, $1 par value; 25,000 shares
           authorized; 9,746 and 9,728 shares
           issued and outstanding                                                       9,746              9,728
        Paid-in capital                                                               134,385            133,350
        Accumulated other comprehensive income - net
           unrealized gain on available-for-sale securities                               783                717
        Unearned compensation                                                          (1,554)              (926)
        Accumulated undistributed net income                                           12,768              3,246
                                                                                       ------              -----

           Total stockholders' equity                                                 156,128            146,115
                                                                                      -------            -------

           Total liabilities and stockholders' equity                                $305,806           $284,386
                                                                                     ========           ========




                See accompanying notes to consolidated financial statements.



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)


                                                                       Three Months Ended             Six Months Ended
                                                                            June 30,                      June 30,
                                                                            --------                      --------
                                                                      2005          2004             2005           2004
                                                                      ----          ----             ----           ----

Revenues:
   Rental income                                                    $ 7,174       $ 5,616          $13,884         $10,654
                                                                    -------       -------          -------         -------

Operating expenses:
   Depreciation and amortization                                      1,419         1,042            2,801          1,969
   General and administrative (including $324, $210,
     $620 and $489, respectively, to related party)                     982           746            1,852          1,601
   Real estate expenses                                                 147            88              265            182
   Leasehold rent                                                        77             -              154              -
   Provision for valuation adjustment
     of real estate                                                     469             -              469              -
                                                                      -----         -----            -----          -----
      Total operating expenses                                        3,094         1,876            5,541          3,752
                                                                      -----         -----            -----          -----

Operating income                                                      4,080         3,740            8,343          6,902

Other income and expenses:
   Equity in earnings of unconsolidated joint ventures                  743           295            1,851            970
   Interest and other income                                             60            61               81            153
   Interest:
      Expense                                                        (2,519)       (2,072)          (5,117)        (4,044)
      Amortization of deferred financing costs                         (130)         (110)            (313)          (201)
Gain on sale of air rights                                           10,248             -           10,248              -
(Loss) gain on sale of available-for-sale securities                     (1)            -              (1)              1
                                                                     ------         ------          -----           -----

Income from continuing operations                                    12,481         1,914          15,092           3,781

   Income from discontinued operations                                  212           307             324             685
   Net gain on sale of discontinued operations                          590             -             590               -
                                                                     ------        ------          ------          ------

Net income                                                          $13,283       $ 2,221         $16,006         $ 4,466
                                                                    =======       =======         =======         =======

Weighted average number of
   common shares outstanding:
      Basic                                                           9,841         9,721           9,818           9,691
                                                                      =====         =====           =====           =====
      Diluted                                                         9,845         9,736           9,824           9,712
                                                                      =====         =====           =====           =====

Net income per common share - basic and diluted:
      Income from continuing operations                              $ 1.27        $  .20          $ 1.54          $  .39
      Income from discontinued operations                               .08           .03             .09             .07
                                                                     ------        ------          ------          ------
      Net income per common share                                    $ 1.35        $  .23          $ 1.63          $  .46
                                                                     ------        ------          ------          ------

Cash distributions per share of common stock                         $  .33        $  .33          $  .66          $  .66
                                                                     ======        ======          ======          ======




                See accompanying notes to consolidated financial statements.


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

            For the six month period ended June 30, 2005 (unaudited)
                      and the year ended December 31, 2004
                             (Amounts in Thousands)


                                                                       Accumulated
                                                                          Other           Unearned     Accumulated
                                             Common        Paid-in    Comprehensive       Compen-     Undistributed
                                              Stock        Capital       Income           sation       Net Income       Total
                                              -----        -------       ------           ------       ----------       -----

Balances, January 1, 2004                    $ 9,605      $130,863      $    823       $   (447)       $  5,125        $145,969

Distributions -
   common stock                                    -             -             -              -         (12,853)        (12,853)
Exercise of options                               49           543             -              -               -             592
Shares issued through
   dividend reinvestment plan                     72         1,247             -              -               -           1,319
Issuance of restricted stock                       -           699             -           (699)              -               -
Restricted stock vesting                           2            (2)            -              -               -               -
Compensation expense -
   restricted stock                                -             -             -            220               -             220
     Net income                                    -             -             -              -          10,974          10,974
     Other comprehensive income-
        net unrealized loss on
        available-for-sale securities              -             -          (106)             -               -            (106)
                                                                                                                         ------
Comprehensive income                                                                                                     10,868
                                              ------        ------        ------         ------          ------          ------

Balances, December 31, 2004                    9,728       133,350           717           (926)          3,246         146,115

Distributions -
   common stock                                    -             -             -              -          (6,484)         (6,484)
Exercise of options                                8            81             -              -               -              89
Shares issued through
   dividend reinvestment plan                     10           178             -              -               -             188
Issuance of restricted stock                       -           776             -           (776)              -               -
Compensation expense -
   restricted stock                                -             -             -            148               -             148
     Net income                                    -             -             -              -          16,006          16,006
     Other comprehensive income-
        net unrealized gain on
        available-for-sale securities              -             -            66              -               -              66
                                                                                                                         ------
Comprehensive income                                                                                                     16,072
                                              ------        ------       -------         ------          ------          ------

Balances, June 30, 2005                      $ 9,746      $134,385       $   783       $ (1,554)       $ 12,768        $156,128
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





                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)


                                                                                                            Six Months Ended
                                                                                                                June 30,
                                                                                                                --------
                                                                                                        2005                2004
                                                                                                        ----                ----

Cash flows from operating activities:
   Net income                                                                                        $ 16,006             $ 4,466
   Adjustments to reconcile net income
     to net cash provided by operating activities:
   Gain on sales of real estate                                                                       (10,838)                  -
   Loss (gain) on sale of available-for-sale securities                                                     1                  (1)
   Increase in rental income from straight-lining of rent                                                (521)               (416)
   Decrease in rental income from amortization of
     intangibles relating to leases                                                                        12                  18
   Provision for valuation adjustment                                                                     469                   -
   Amortization of restricted stock expense                                                               148                 105
   Equity in earnings of unconsolidated joint ventures                                                 (1,851)               (970)
   Distributions from unconsolidated joint ventures                                                     1,869               1,211
   Depreciation and amortization                                                                        2,919               2,161
   Amortization of financing costs                                                                        313                 201
   Changes in assets and liabilities:
   Decrease (increase) in escrow, deposits and other receivables                                          741                (482)
   Decrease in accrued expenses and other liabilities                                                    (227)               (340)
                                                                                                         ----                ----
           Net cash provided by operating activities                                                    9,041               5,953
                                                                                                        -----               -----

Cash flows from investing activities:
   Additions to real estate                                                                           (25,319)            (23,284)
   Net proceeds from sale of real estate                                                               26,052                   -
   Investment in unconsolidated joint ventures                                                           (282)               (250)
   Distribution of refinancing proceeds from unconsolidated
     joint ventures                                                                                     8,716                   -
   Net proceeds from sale of available-for-sale securities                                                  3                   3
                                                                                                        -----               -----
           Net cash provided by (used in) investing activities                                          9,170             (23,531)
                                                                                                        -----             -------

Cash flows from financing activities:
   Repayment of mortgages payable                                                                     (12,941)             (1,126)
   Proceeds from mortgages payable                                                                     32,156                   -
   Payment of financing costs                                                                            (664)               (708)
   Payment of bank line of credit, net                                                                 (7,600)                  -
   Cash distributions - common stock                                                                   (6,465)             (6,593)
   Exercise of stock options                                                                               89                 326
   Issuance of shares through dividend reinvestment plan                                                  188                 650
                                                                                                          ---                 ---
           Net cash provided by (used in) financing activities                                          4,763              (7,451)
                                                                                                        -----              ------

           Net increase (decrease) in cash and cash equivalents                                        22,974             (25,029)

Cash and cash equivalents at beginning of period                                                        6,051              45,944
                                                                                                        -----              ------

Cash and cash equivalents at end of period                                                            $29,025             $20,915
                                                                                                      =======             =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                                                           $ 5,061             $ 4,010

Supplemental schedule of non-cash investing and financing activities:
   Assumption of mortgages payable in connection with purchase of real estate                         $     -             $ 7,085



               See accompanying notes to consolidated financial statements.


                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1 - Basis of Preparation
         --------------------

The accompanying interim unaudited consolidated financial statements as of June 30, 2005 and for the six and three months ended June 30, 2005 and 2004 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the six and three months ended June 30, 2005 are not necessarily indicative of the results for the full year.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of One Liberty Properties, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence over, but does not control, these entities. Material intercompany items and transactions have been eliminated.

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

Note 2 - Earnings Per Common Share
         -------------------------

For the six and three months ended June 30, 2005 and 2004, basic earnings per share were determined by dividing net income for the period by the weighted average number of shares of the Company's Common Stock outstanding, which includes restricted stock, during each period.

Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts exercisable for, or convertible into, Common Stock were exercised or converted or resulted in the issuance of Common Stock that shared in the earnings of the Company. For the six and three month periods ended June 30, 2005 and 2004, diluted earnings per share were determined by dividing net income applicable to common stockholders for the period by the total of the weighted average number of shares of Common Stock outstanding plus the dilutive effect of the Company's outstanding options (5,597 and 4,314 for the six and three months ended June 30, 2005 and 20,405 and 14,797 for the six and three months ended June 30, 2004, respectively) using the treasury stock method.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 3 - Investment in Unconsolidated Joint Ventures
         -------------------------------------------

The Company is a member in six unconsolidated joint ventures which own and operate fourteen properties. The following tables present unaudited condensed financial statements of the two most significant joint ventures, both of which own movie theater properties, are with MTC Investors LLC, an unrelated party, and in which the Company is the managing member (amounts in thousands):

                                   Joint Venture #1

Condensed Balance Sheets                                                June 30, 2005       December 31, 2004
------------------------                                                -------------       -----------------
                                                                                                (audited)

Cash and cash equivalents                                                   $    536             $    720
Real estate investments, net                                                  53,958               54,533
Deferred financing costs                                                         492                  527
Unbilled rent receivable                                                       1,269                1,105
Other assets                                                                       3                    3
                                                                            --------             --------
Total assets                                                                $ 56,258             $ 56,888
                                                                            ========             ========

Mortgage loans payable                                                      $ 32,169             $ 32,600
Other liabilities                                                                483                  687
Equity                                                                        23,606               23,601
                                                                              ------               ------
Total liabilities and equity                                                $ 56,258             $ 56,888
                                                                            ========             ========

Company's equity investment                                                 $ 12,745             $ 12,752
                                                                            ========             ========

                                                                   Three Months Ended               Six Months Ended
                                                                        June 30,                      June 30,
                                                                        --------                      --------

Condensed Statements of Operations                                 2005            2004           2005             2004
----------------------------------                                 ----            ----           ----             ----

Rental income                                                    $ 1,838          $ 1,834        $ 3,675         $ 3,667
                                                                 -------          -------        -------         -------

Depreciation and amortization                                        289              289            577             577
Operating expenses                                                    76               81            149             156
                                                                 -------          -------        -------         -------
Total operating expenses                                             365              370            726             733
                                                                 -------          -------        -------         -------

Operating income                                                   1,473            1,464          2,949           2,934

Other income and expenses:
    Interest income                                                    -                -              3               -
    Interest:
      Expense                                                       (631)            (647)        (1,266)         (1,299)
      Amortization of deferred financing costs                       (17)             (18)           (35)            (35)
                                                                 -------          -------        -------         -------
Net income attributable to members                               $   825          $   799        $ 1,651         $ 1,600
                                                                 =======          =======        =======         =======

Company's share of net income                                    $   413          $   399        $   826         $   800
                                                                 =======          =======        =======         =======

Amount recorded in income statement (A)                          $   407          $   394        $   816         $   790
                                                                 =======          =======        =======         =======
Distributions received by the Company
    from operations                                              $   408          $   406        $   823         $   811
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

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 3 - Investment in Unconsolidated Joint Ventures (Continued)
         -------------------------------------------------------


                                     Joint Venture #2

Condensed Balance Sheets                                                    June 30, 2005       December 31, 2004
------------------------                                                    -------------       -----------------
                                                                                                    (audited)

Cash and cash equivalents                                                     $    594               $    413
Real estate investments, net                                                    41,607                 42,012
Deferred financing costs                                                           435                    450
Unbilled rent receivable                                                           986                    839
Other assets, primarily investment in AIX stock                                    378(A)                  18
                                                                              --------               --------
Total assets                                                                  $ 44,000               $ 43,732
                                                                              ========               ========

Mortgage loans payable                                                        $ 25,407               $ 25,606
Other liabilities                                                                  671                    610
Equity                                                                          17,922                 17,516
                                                                                ------                 ------
Total liabilities and equity                                                  $ 44,000               $ 43,732
                                                                              ========               ========

Company's equity investment                                                   $  8,856               $  8,652
                                                                              ========               ========



                                                                    Three Months Ended               Six Months Ended
                                                                         June 30,                        June 30,
                                                                         --------                        --------
Condensed Statements of Operations                                 2005            2004            2005             2004
----------------------------------                                 ----            ----            ----             ----

Rental income                                                    $ 1,249          $   436         $ 3,004(A)      $ 1,677
                                                                 -------          -------         -------         -------

Depreciation and amortization                                        203              202             405             404
Operating expenses                                                    84               19             107              33
                                                                 -------          -------         -------         -------
Total operating expenses                                             287              221             512             437
                                                                 -------          -------         -------         -------

Operating income                                                     962              215          2,492            1,240

Other income and expenses:
    Interest:
      Expense                                                       (498)            (509)          (997)          (1,020)
      Amortization of deferred financing costs                        (8)              (8)           (16)             (16)
                                                                 -------          -------         ------           ------

Net income (loss) attributable to members                        $   456          $  (302)        $ 1,479          $   204
                                                                 =======          =======         =======          =======

Company's share of net income (loss)                             $   228          $  (151)        $   739          $   102
                                                                 =======          =======         =======          =======

Distributions received by the Company
    from operations                                              $   228          $   146         $   629          $   292
                                                                 =======          =======         =======          =======


(A) During February 2005, the operator of one of the joint venture's movie theaters sold its business to an independent third party, which accelerated the payment of arrearages of rent and other miscellaneous charges that were originally due to the Company in August 2005. Revenues for the six months ended June 30, 2005 include the accelerated rent arrearages of $592,000. In consideration of the joint venture's consent to the lease assignment and a lease amendment and its waiver of the requirement for a security deposit under the amended lease, the joint venture received 40,000 restricted shares of Class A common stock of the new tenant's parent company (AMEX:AIX). The closing price per share on the date of the transaction for these shares was $4.40 and $9.04 at June 30, 2005. These shares have certain restrictions regarding the disposition of such shares.



                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 3 - Investment in Unconsolidated Joint Ventures (Continued)
         -------------------------------------------------------

At June 30, 2005, the remaining four unconsolidated joint ventures each own one property. At June 30, 2005 and December 31, 2004, the Company's equity investment in these four joint ventures totaled $7,063,000 and $15,619,000, respectively. The June 30, 2005 balance is net of distributions of refinancing proceeds the Company received from two of the ventures. The unconsolidated joint ventures contributed $296,000 and $108,000, respectively, in equity earnings for the six and three months ended June 30, 2005 and $78,000 and $52,000, respectively, in equity earnings for the six and three months ended June 30, 2004, when only two ventures existed.

Note 4 - Gain On Sale of Air Rights
         --------------------------

On June 30, 2005, the Company sold the unused development or "air" rights relating to a property located in Brooklyn, New York for a sales price of approximately $11,000,000, which resulted in a gain of approximately $10,250,000 for financial statement purposes. The Company anticipates that it will be able to enter into a 1031 tax deferred exchange and use the net sales proceeds of approximately $10,250,000 to acquire an additional property or properties. Therefore, the Company anticipates it will not realize a gain on this sale for federal tax purposes. In connection with this sale, a brokerage fee of $205,000 was paid to a company controlled by the Chairman of the Board of Directors and certain officers of the Company.

Note 5 - Discontinued Operations
         -----------------------

On May 17, 2005, the Company sold a property located in Jupiter, Florida for a sales price of approximately $16,500,000, resulting in a gain of approximately $590,000. In connection with this sale, a brokerage fee of $165,000 was paid to a company controlled by the Chairman of the Board of Directors and certain officers of the Company. In accordance with SFAS 144, "Accounting for Impairment or Disposal of Long-Lived Assets," the Company recorded the results of operations and the related gain as income from discontinued operations.

The following is a summary of income from discontinued operations for the six and three months ended June 30, 2005 and 2004 (in thousands):



                                                              Three Months Ended              Six Months Ended
                                                                    June 30,                       June 30,
                                                                    --------                       --------
                                                               2005         2004            2005           2004
                                                               ----         ----            ----           ----


Revenues, primarily rental income                             $   387     $    520       $    783       $  1,041
                                                              -------     --------       --------       --------

Depreciation and amortization                                      39           96            118            192
Real estate expenses                                              136          117            341            164
                                                              -------     --------       --------       --------
    Total operating costs                                         175          213            459            356
                                                              -------     --------       --------       --------
Income from discontinued operations
    before gain on sale                                           212          307            324            685


Gain on sale of discontinued operations                           590            -            590              -
                                                              -------     --------       --------       --------

Income from discontinued operations                          $    802     $    307       $    914       $    685
                                                             ========     ========       ========       ========


                 One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 6 - Common Stock Dividend Distribution
         ----------------------------------

On June 14, 2005, the Board of Directors declared a quarterly cash distribution of $.33 per share on the Company's Common Stock which was paid on July 5, 2005 to stockholders of record on June 27, 2005.

Note 7 - Comprehensive Income
         --------------------

Comprehensive income for the three month periods ended June 30, 2005 and 2004 are as follows (amounts in thousands):


                                                             Three Months Ended              Six Months Ended
                                                                   June 30,                       June 30,
                                                                   --------                       --------
                                                              2005         2004            2005           2004
                                                              ----         ----            ----           ----


Net income                                                   $ 13,283    $  2,221       $ 16,006       $  4,466
Other comprehensive income -
    Unrealized gain (loss) on
    available-for-sale securities                                 172        (143)            66           (277)
                                                             --------    --------       --------       --------
Comprehensive income                                         $ 13,455    $  2,078       $ 16,072       $  4,189
                                                             ========    ========       ========       ========


Accumulated other comprehensive income, which is solely comprised of the net unrealized gain on available-for-sale securities was $783,000 and $546,000 at June 30, 2005 and 2004, respectively.

Note 8 - Provision for Valuation Adjustment of Real Estate
         -------------------------------------------------
At December 31, 2004, the Company determined that the estimated fair value of a retail property, where the tenant filed for bankruptcy protection and vacated the premises, was lower than its carrying value and thus, the Company recorded a $366,000 provision for the difference. At June 30, 2005, the Company wrote down the asset by an additional $469,000 based on an updated evaluation of market conditions in the geographic area in which the property is located. The provisions were recorded as direct write-downs of the investment on the balance sheet and depreciation was calculated using the new basis.

Note 9 - Restricted Stock
         ----------------

As of June 30, 2005, a total of 102,800 shares have been issued under the Company's 2003 Incentive Plan, including 40,750 restricted shares that were awarded in April 2005. The total number of shares issuable under this Plan is 275,000. The restricted shares issued to date under the Plan vest five years from the date of issuance and under certain circumstances, may vest earlier. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the balance sheet until they vest. The Company records compensation expense over the vesting period, measuring the compensation cost based on the market value of the shares on the date of grant. For the six and three months ended June 30, 2005, the Company recorded $148,000 and $90,000 of compensation expense, respectively.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 10 - Preferred Stock
          ---------------

At the Company's Annual Meeting of Stockholders held on June 14, 2005, the stockholders approved an Amendment to the Company's Restated Articles of Incorporation to increase the aggregate number of shares of authorized capital stock by authorizing the issuance of 12,500,000 shares of preferred stock, par value $1.00 per share. To date none have been issued.

Note 11 - New Accounting Pronouncements
          -----------------------------

Emerging Issues Task Force ("EITF") Issue 04-5, "Investor's Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners Have Certain Rights" was ratified by the FASB in June 2005. This EITF provides guidance in determining whether a general partner controls a limited partnership and what rights held by the limited partners(s) preclude the sole general partner from consolidating the limited partnership in accordance with the U.S. generally accepted accounting principles. This issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements.

On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), "Share-Based Payment," which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123 (R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows". Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair value. The pro forma disclosure is no longer an alternative. The statement is effective for public companies as of January 1, 2006.

Management is evaluating the impact of the pronouncement and EITF issue and does not anticipate that their adoption will have a significant effect on earnings or the financial position of the Company.

Note 12 - Subsequent Events and Contingency
          ---------------------------------

On July 21, 2005, the Company announced that Jeffrey Fishman, the Company's President, Chief Executive Officer and a member of the Company's Board of Directors, resigned. On July 21, 2005 the Company also announced that the Company's Board of Directors elected Fredric H. Gould, Chairman of the Board, as the Company's Chief Executive Officer and President, effective immediately. Mr. Fishman's resignation followed the discovery by the Company of what appears to be inappropriate financial dealings by Mr. Fishman with a former tenant of a property owned by a joint venture in which the Company is a venture partner and managing member. Claims have been made against the Company by the former tenant (which was a tenant at a property owned by Joint Venture #2 from August 9, 2002 to February 11, 2005) for Mr. Fishman's inappropriate financial dealings. No litigation has been commenced against the Company by the former tenant as of this date.

The Audit Committee of the Board of Directors has retained special counsel who, in consultation with the Audit Committee, is investigating this matter and related matters. Expenses in connection with this investigation will affect the Company's net income and net income per share for the quarter ending September 30, 2005 and potentially future quarters. The Company cannot estimate the amount of these expenses at this time.

Item 2.  Management's Discussion And Analysis Of Financial Condition And Results
         -----------------------------------------------------------------------
         Of Operations
         -------------

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

Overview
--------
We are a self-administered real estate investment trust, or REIT, and we primarily own real estate that we net lease to tenants. At June 30, 2005, we own 46 properties, participate in six joint ventures that own a total of 14 properties and hold a 50% tenancy in common interest in one property. These 61 properties are located in 21 states.

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

At June 30, 2005, excluding mortgages payable of our unconsolidated joint ventures, we had 35 outstanding mortgages payable, aggregating approximately $143 million principal amount, each of which is secured by a first lien on an individual real estate investment. The real properties securing our outstanding mortgages payable have an aggregate carrying value of approximately $220 million before accumulated depreciation. The mortgages bear interest at fixed rates ranging from 5.125% to 8.8%, and mature between 2006 and 2023.

On July 21, 2005, we announced that Jeffrey Fishman, the company's President, Chief Executive Officer and a member of its Board of Directors, resigned. On July 21, 2005 we also announced that the Board of Directors elected Fredric H. Gould, Chairman of the Board, as our Chief Executive Officer and President, effective immediately. Mr. Fishman's resignation followed the discovery by us of what appears to be inappropriate financial dealings by Mr. Fishman with a former tenant of a property owned by a joint venture in which we are a venture partner and managing member. Claims have been made against us by the former tenant (which was a tenant at a property owned by Joint Venture # 2 from August 9, 2002 to February 11, 2005) for Mr. Fishman's inappropriate financial dealings. No litigation has been commenced against us by the former tenant as of this date.

The Audit Committee of the Board of Directors has retained special counsel who, in consultation with the Audit Committee, is investigating this matter and related matters. Expenses in connection with this investigation will affect our net income and net income per share for the quarter ending September 30, 2005 and potentially future quarters. We cannot estimate the amount of these expenses at this time.

Results of Operations
---------------------

Comparison of Six and Three Months Ended June 30, 2005 and 2004
---------------------------------------------------------------

Revenues
--------

Rental income increased by $3.2 million, or 30.3%, to $13.9 million for the six months ended June 30, 2005 from $10.7 million for the six months ended June 30, 2004. For the three months ended June 30, 2005, rental income increased $1.6 million, or 27.7%, to $7.2 million from $5.6 million for the three months ended June 30, 2004. The increase in rental income is primarily due to $3.4 million and $1.5 million of rental revenues earned during the six and three months ended June 30, 2005, respectively, on twelve properties acquired by us between March 2004 and February 2005. This increase was reduced by a $216,000 direct write off of the entire unbilled rent receivable balance of one of our tenants which filed for protection under the federal bankruptcy laws in January 2005. This tenant has paid its monthly rent since February 2005.

Operating Expenses
------------------

Depreciation and amortization expense increased by $832,000, or 42.3%, and $377,000, or 36.2%, to $2.8 million and $1.4 million for the six and three months ended June 30, 2005, respectively. The increase in depreciation and amortization expense was primarily due to the acquisition of twelve properties between March 2004 and February 2005.

General and administrative expenses increased by $251,000, or 15.7%, to $1.9 million for the six months ended June 30, 2005. For the three months ended June 30, 2005, general and administrative expenses increased by $236,000, or 31.6%, to $982,000. The six and three months ended June 30, 2005 include increases of $96,000 and $53,000 in salaries, bonuses and benefits paid to our principal executive officers. In addition, there were increases of approximately $124,000 and $108,000, respectively, for executive and support personnel, primarily for legal and accounting services, including additional staffing requirements, allocated to us pursuant to a Shared Services Agreement among us and related entities. Also included in the six and three months ended June 30, 2005 is an increase in compensation expense of $43,000 and $10,000, respectively, relating to the issuance of restricted stock. The balance of the increase in general and administrative expenses for the six and three months ended June 30, 2005 is due to an increase in a number of items including professional fees of approximately $86,000 and $42,000, respectively, relating to costs associated with the internal control procedures related to compliance with Section 404 of the Sarbanes-Oxley Act. Additionally, for the six and three months ended June 30, 2005, state taxes increased by approximately $23,000 and $8,000, director and officer liability insurance and directors' fees increased by approximately $39,000 and $12,000, and professional fees, travel and other miscellaneous expenses decreased by approximately $59,000 and increased by approximately $3,000, respectively. During the six months ended June 30, 2004, we incurred a one-time expense of $101,000 in connection with the initial listing of our common stock on the New York Stock Exchange.

Real estate expenses increased by $83,000, or 45.6%, and $59,000, or 67%, to $265,000 and $147,000 for the six and three months ended June 30, 2005. This increase includes approximately $36,000 in repairs at two properties during the six months ended June 30, 2005, as well as increased professional fees, payment of real estate taxes on two vacant properties and the amortization of a leasing commission.

At June 30, 2005, we determined that the estimated fair value of a property was lower than the carrying amount and we recorded a $469,000 provision for the difference. This is in addition to the $366,000 provision on this property recorded by us at December 31, 2004. In early 2004, the retail tenant at this property filed for bankruptcy protection, disaffirmed its lease and vacated this store. There was no comparable provision in the six and three months ended June 30, 2004.

Other Income and Expenses
-------------------------

Our equity in earnings of unconsolidated joint ventures increased by $881,000, or 90.8%, to $1.9 million for the six months ended June 30, 2005. For the three months ended June 30, 2005, equity in earnings of unconsolidated joint ventures increased $448,000, or 152%, to $743,000 from $295,000 for the three months ended June 30, 2004. The increases result from a combination of factors, including our equity share of income earned by two joint ventures organized in the second half of 2004. These joint ventures each purchased one property and we recognized equity in earnings of $250,000 and $82,000, respectively, from these joint ventures in the six and three months ended June 30, 2005. Additionally, in February 2005, the operator of one of the movie theaters owned by one of our joint ventures sold its business to an independent third party, which accelerated the payment of rent arrearages totaling $592,000 that were originally due in August 2005. We have a 50% interest in this joint venture and the accelerated payment resulted in an additional $296,000 of equity in earnings to us. Additional increases in equity earnings to us in the 2005 six and three month periods resulted from rent payments from this new tenant and the write off during the six months ended June 30, 2004 of the entire balance of unbilled rent receivable relating to this movie theater.

Interest and other income decreased by $72,000, or 47.1%, to $81,000 for the six months ended June 30, 2005. The primary reason for the decrease was the reduction of interest earned during the six months ended June 30, 2004 on our investment of the balance of the net proceeds received from our October 2003 public offering. These offering proceeds were fully utilized in the last quarter of 2004.

Interest expense increased by $1.1 million, or 26.5%, and $447,000, or 21.6%, to $5.1 million and $2.5 million, respectively, for the six and three months ended June 30, 2005. This includes increases of $813,000 and $362,000, respectively, on our mortgages payable resulting from mortgages placed on ten properties between September 2004 and June 2005, the assumption of mortgages in connection with the purchase of two properties during March 2004 and November 2004 and penalties incurred upon our prepayment of two mortgages which had above market rates of interest. In addition, interest expense related to our line of credit increased by $260,000 and $85,000, respectively, for the six and three months ended June 30, 2005 resulting from borrowings made to facilitate the purchase of several properties.

Amortization of deferred financing costs increased by $112,000, or 55.7%, and $20,000, or 18.2%, to $313,000 and $130,000, respectively, for the six and three months ended June 30, 2005. These increases result from mortgages placed on ten properties during September 2004 and June 30, 2005, the write off of the balance of deferred financing costs related to a mortgage we paid off in full during January 2005 and from increased credit line costs resulting from the amendment to our credit line in June 2004.

On June 30, 2005, we closed on the sale of unused developmental "air" rights relating to our property located in Brooklyn, New York. The purchase price was $11 million and in addition, the purchaser paid for some of our closing expenses. The financial statement gain of approximately $10.25 million is anticipated to be tax deferred since we anticipate to be able to enter into a 1031 tax deferred exchange and use the sales proceeds to acquire an additional property or properties.

Discontinued Operations
-----------------------

On May 17, 2005, we sold a property located in Florida for a sales price of approximately $16.5 million and recognized a gain of $590,000.

Liquidity and Capital Resources
-------------------------------

We had cash and cash equivalents of approximately $29 million at June 30, 2005. Our primary sources of liquidity are cash and cash equivalents, our revolving credit facility and cash generated from operating activities, including mortgage financings. We have a $62.5 million revolving credit facility with Valley National Bank, Merchants Bank Division, Bank Leumi USA, Manufacturers and Traders Trust Company and Israel Discount Bank of New York. This facility is available to us to pay down existing and maturing mortgages, to fund the acquisition of properties or to invest in joint ventures. The facility matures on June 30, 2007. Borrowings under the facility bear interest at the lower of LIBOR plus 2.5% or the bank's prime rate, and there is an unused facility fee of one-quarter of 1% per annum. Net proceeds received from the sale or refinancing of properties are required to be used to repay amounts outstanding under the facility if proceeds from the facility were used to purchase or refinance such properties. There is currently no balance outstanding under the facility.

We are actively engaged in seeking additional property acquisitions, including the possibility of acquiring properties with joint venture partners, and are involved in various stages of negotiation with respect to the acquisition of additional properties. We will use cash and cash equivalents, cash provided from operations, cash provided from mortgage financings and funds available under our credit facility to fund acquisitions.

We  had  no   outstanding   contingent   commitments,   such  as  guarantees  of
indebtedness, or any other contractual cash obligations at June 30, 2005.

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

It is our intention to pay to our stockholders within the time periods prescribed by the Internal Revenue Code no less than 90% and, if possible, 100% of our annual taxable income, including taxable gains from the sale of real estate and recognized gains on the sale of securities. It will continue to be our policy to make sufficient cash distributions to stockholders in order for us to maintain our REIT status under the Internal Revenue Code.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

All of our long-term mortgage debt bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages. Our credit line is a variable rate facility which is sensitive to interest rates. However, for the six and three months ended June 30, 2005, due to a low average balance outstanding on the credit line, we do not believe that the effect of changes in interest rates would materially impact the amount of interest expense incurred.

Item 4. - Controls and Procedures
          -----------------------

As required under Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2005 are effective.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the first six months of the fiscal year ending December 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4. -  Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

The Annual Meeting of Stockholders of the registrant was held on June 14, 2005.

The following persons were elected Directors at the Annual Meeting:

           NAME                VOTES FOR               VOTES WITHHELD
           ----                ---------               --------------
    Charles Biederman          9,356,445                   172,693

    Patrick J. Callan, Jr.     9,404,948                   124,190

    Jeffrey Fishman (1)        9,326,214                   202,924

    Marshall Rose              9,336,544                   192,594


Charles Biederman, Patrick J. Callan, Jr., Jeffrey Fishman and Marshall Rose were elected to serve until the 2008 Annual Meeting.

The term of office of the following Directors continued after the meeting:

            NAME                               TERM OF OFFICE
            ----                               --------------

        James J. Burns                   Until the 2006 Annual Meeting.

        Joseph DeLuca                    Until the 2006 Annual Meeting.

        Fredric H. Gould                 Until the 2006 Annual Meeting.

        Joseph A. Amato                  Until the 2007 Annual Meeting.

        Jeffrey A. Gould                 Until the 2007 Annual Meeting.

        Matthew J. Gould                 Until the 2007 Annual Meeting.

        J. Robert Lovejoy                Until the 2007 Annual Meeting.

(1)Mr. Fishman's resignation from his position as President, Chief Executive Officer and a Director of the Company was effective as of July 21, 2005.


The stockholders also voted upon a proposal to approve an Amendment to the registrant's Restated Articles of Incorporation to increase the aggregate number of shares of authorized capital stock by authorizing the issuance of 12,500,000 shares of preferred stock, par value $1.00 per share. There were 4,990,634 votes cast in favor of the proposal, 2,099,233 votes were cast against the proposal, 2,418,754 votes were broker non-votes and 20,517 votes abstained with respect to the proposal.

The stockholders also voted upon a proposal to approve an Amendment to the registrant's Restated Articles of Incorporation to prohibit (a) any existing stockholder who beneficially owns a total amount or value in excess of 9.9% of registrant's stock from beneficially owning in excess of a total amount or value of registrant's stock that may cause the registrant to violate certain provisions of the Internal Revenue Code of 1986, as amended, relating to real estate investment trusts and (b) any other person from beneficially owning a total amount or value of 9.9% or more of any class or series of common stock and preferred stock of the registrant. There were 8,206,710 votes cast in favor of the proposal, 319,705 votes were cast against the proposal and 1,002,722 votes abstained with respect to the proposal.

The stockholders also voted on the ratification of the appointment of Ernst & Young, LLP as the registrant's independent registered public accounting firm for 2005. 9,426,662 votes were cast in favor of the selection of Ernst & Young, LLP as the independent registered public accounting firm for the year ended December 31, 2005, 92,087 votes were cast against the proposal and 10,389 votes abstained with respect to the proposal.

Item 6. - Exhibits
          --------

          Exhibit 3.1 Articles of Amendment to Restated Articles of Incorporation filed with the State Department of Assessments and Taxation of Maryland on June 17, 2005. (Filed with this Form 10-Q.)

          Exhibit 3.2 Articles of Amendment to Restated Articles of Incorpora-tion filed with the State Department of Assessments and Taxation of Maryland on June 21, 2005. (Filed with this Form 10-Q.)

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



                          One Liberty Properties, Inc.
                          ----------------------------
                                  (Registrant)






August 9, 2005             /s/ Fredric H. Gould
--------------             --------------------
Date                       Fredric H. Gould
                           President and
                           Chief Executive Officer
                           (authorized officer)




August 9, 2005             /s/ David W. Kalish
--------------             -------------------
Date                       David W. Kalish
                           Senior Vice President and
                           Chief Financial Officer
                           (principal financial officer)

                                   EXHIBIT 3.1

                              ARTICLES OF AMENDMENT
                                       OF
                          ONE LIBERTY PROPERTIES, INC.

     One Liberty Properties, Inc., a Maryland corporation (the "Corporation"), hereby certifies to the State Department of Assessments and Taxation of Maryland that:

     (a) the Articles of Amendment and Restatement of the Corporation (the "Charter") is hereby amended as follows:

     (i) The Charter provides no limitation on the amount or value of the Corporation's capital stock that may be owned by a person. The amendment shall prohibit (a) any existing stockholder who beneficially owns a total amount or value in excess of 9.9% of our stock from beneficially owning in excess of a total amount or value of our stock that may cause the Corporation to violate certain provisions of the Internal Revenue Code of 1986, as amended, relating to real estate investment trusts and (b) any other person from beneficially owning a total amount or value of 9.9% or more of any class or series of common stock and preferred stock of the Corporation. To effect this amendment, the following two amendments are hereby made to the Charter:

     (A) Article IV (2) of the Charter is hereby deleted in its entirety and the following substituted in lieu thereof:

     "(2) Subject to Article X, each share of Common Stock shall entitle the owner thereof to vote at the rate of one (1) vote for each share held."

     (B) The Charter is hereby amended by adding the following immediately after
ARTICLE IX contained therein:


                                   "ARTICLE X

                              OWNERSHIP LIMITATIONS

     (1) DEFINITIONS. For the purposes of this Article X, the following terms shall have the following meanings:
     "Beneficial Ownership" shall mean ownership of Shares by a Person who (i) would be treated as an owner of such Shares under section 542(a) (2) of the Code either directly or constructively through the application of Section 544 of the Code, as modified by Section 856(h)(1)(B) of the Code or (ii) would be treated as an owner of such Shares under Section 318(a) of the Code, as modified by
Section 856(d)(5) of the Code. The terms "Beneficial Owner," "Beneficially Owns," "Beneficially Own" and "Beneficially Owned" shall have the correlative meanings.

     "Charitable Beneficiary" shall mean an organization or organizations described in Sections 170(b)(1)(A) and 170(c) of the Code and identified by the Board of Directors as the beneficiary or beneficiaries of the Excess Share Trust.

     "Code" shall mean the Internal Revenue Code of 1986, as amended.

     "Excess  Shares"  shall mean Shares  resulting  from an event  described in
Article X(3).

     "Excess Share Trust" shall mean the trust created pursuant to Article X(3) and (14).

     "Excess Share Trustee" shall mean a person who shall be unaffiliated with the Corporation, any Purported Beneficial Transferee and any Purported Record Transferee, identified by the Board of Directors as the trustee of the Excess Share Trust.

     "Existing Holder" shall mean any Person who Beneficially Owns a total amount or value in excess of 9.9% of our Shares on June 14, 2005.

     "Existing Holder Amount" shall mean an amount equal to an amount which would not result (i) in five Persons Beneficially Owning more than 49% of the Shares, (ii) the Shares being beneficially owned (as provided in Section 856(a) of the Code) by less than 100 Persons (determined without reference to any rules of attribution), and (iii) in the Corporation being "closely held" within the meaning of Section 856(h) of the Code.

     "Existing Holder Limit" shall mean, with respect to each Existing Holder, a total amount or value of Shares such Person may Beneficially Own, which amount shall equal the lesser of (i) an amount determined by the Board of Directors from time to time with respect to such Person and (ii) the Existing Holder Amount.

     "Fair Market Value" shall mean the last reported sales price reported on the New York Stock Exchange for Shares on the trading day immediately preceding the relevant date, or if not then traded on the New York Stock Exchange, the last reported sales price for Shares on the trading day immediately preceding the relevant date as reported on any exchange or quotation system over or through which such Shares may be traded, or if not then traded over or through any exchange or quotation system, then the market price of such Shares on the relevant date as determined in good faith by the Board of Directors.

     "Ownership Limit" shall mean, with respect to (i) an Existing Holder, the Existing Holder Limit, and (ii) with respect to all other Persons, 9.9% or more, in total number of Shares or value, of the outstanding shares of any class or series of Common Stock and Preferred Stock of the Corporation. The number and value of the outstanding Shares of any class or series of Common Stock and Preferred Stock of the Corporation shall be determined by the Board of Directors in good faith, which determination shall be conclusive for all purposes hereof.

     "Person" shall mean an individual, corporation, partnership, estate, corporation (including a corporation qualified under Section 401(a) or 501(c)(17) of the Code), portion of a corporation permanently set aside for or to be used exclusively for the purposes described in Section 642(c) of the Code, association, private foundation within the meaning of Section 509(a) of the Code, joint stock company or other entity and also includes a group as that term is used for purposes of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended.

     "Purported Beneficial Transferee" shall mean, with respect to any purported Transfer which results in Excess Shares, as defined below in Article X(3), the Person who would have been the beneficial holder of the Shares, if such Transfer had been valid under Article X(2).

     "Purported Record Transferee" shall mean, with respect to any purported Transfer which results in Excess Shares, as defined below in Article X(3), the Person who would have been the record holder of the Shares, if such Transfer had been valid under Article X(2).

     "REIT" shall mean a real estate investment trust under Section 856 of the Code.

     "REIT Provisions of the Code" means Sections 856 through 860 of the Code and any successor or other provisions of the Code relating to real estate investment trusts (including provisions as to the attribution of ownership of beneficial interests therein) and the regulations promulgated thereunder.

     "Restriction Termination Date" shall mean the first day on which the Board of Directors determines that it is no longer in the best interests of the Corporation to attempt to, or continue to, qualify as a REIT.

     "Shares" shall mean the shares of the Corporation as may be authorized and issued from time to time pursuant to Article IV.

     "Transfer" shall mean any sale, transfer, gift, assignment, devise or other disposition of Shares (including (a) the granting of any option or entering into any agreement for the sale, transfer or other disposition of Shares, (b) the sale, transfer, assignment or other disposition of any securities or rights convertible into or exchangeable for Shares and (c) any transfer or other disposition of any interest in Shares as a result of a change in the marital status of the holder thereof), whether voluntary or involuntary, whether of record, constructively or beneficially and whether by operation of law or otherwise. The terms "Transfers" and "Transferred" shall have the correlative meanings.

     (2) OWNERSHIP LIMITATION.

     (A) Except as provided in Article X(11) and (19), and subject to clause (B) below, until the Restriction Termination Date:

     (i) no Person shall Beneficially Own Shares in excess of the Ownership Limit with respect to such Person;

     (ii) any Transfer that, if effective, would result in any Person Beneficially Owning Shares in excess of the Ownership Limit with respect to such Person shall be void ab initio as to the Transfer of such Shares which would be otherwise Beneficially Owned by such Person in excess of the Ownership Limit; and the intended transferee shall acquire no rights in such Shares;

     (iii) any Transfer that, if effective, would result in the Shares being beneficially owned (as provided in Section 856(a) of the Code) by less than 100 Persons (determined without reference to any rules of attribution) shall be void ab initio as to the Transfer of such Shares which would be otherwise beneficially owned (as provided in Section 856(a) of the Code) by the transferee; and the intended transferee shall acquire no rights in such Shares.

     (iv) any Transfer that, if effective, would result in the Corporation being "closely held" within the meaning of Section 856(h) of the Code shall be void ab initio as to the Transfer of the Shares which would cause the Corporation to be "closely held" within the meaning of Section 856(h) of the Code; and the intended transferee shall acquire no rights in such Shares.

     (B) Nothing contained in this Article X shall preclude the settlement of any transaction entered into through the facilities of the New York Stock Exchange. The fact that the settlement of any transaction occurs or takes place shall not negate the effect of any other provision of this Article X and any transferee in such a transaction shall be subject to all of the provisions and limitations set forth in this Article X.

     (3) EXCESS SHARES.

     (A) In the event that, notwithstanding the other provisions contained in this Article X, at any time until the Restriction Termination Date, there is a purported Transfer such that any Person would Beneficially Own Shares in excess of such Person's Ownership Limit, then, except as otherwise provided in Article X(11), Shares directly owned by such Person in excess of such Person's Ownership Limit shall be automatically designated as Excess Shares (without reclassification) until such Person does not own Shares in excess of such Person's Ownership Limit. The designation of such Shares as Excess Shares shall be effective as of the close of business on the business day prior to the date of the purported Transfer. If, after designation of such Shares owned directly by a Person as Excess Shares, such Person still owns Shares in excess of such
Person's Ownership Limit, Shares Beneficially Owned by such Person constructively in excess of such Person's Ownership Limit shall be designated as Excess Shares until such Person does not own Shares in excess of such Person's Ownership Limit. Where such Person owns Shares constructively through one or more Persons and the Shares held by such other Persons must be designated as Excess Shares, the designation of Shares as Excess Shares held by such other Persons shall be pro rata.

     (B) If, notwithstanding the other provisions contained in this Article X, at any time until the Restriction Termination Date, there is a purported Transfer of Shares or any sale, transfer, gift, assignment, devise or other disposition of shares or other interests of a direct or indirect stockholder of the Corporation which, if effective, would cause the Corporation to become "closely held" within the meaning of Section 856(h) of the Code, then any Shares being Transferred which would cause the Corporation to be "closely held" within the meaning of Section 856(h) of the Code (rounded up to the nearest whole Share) shall be automatically designated as Excess Shares and be treated as provided in this Article X. Such designation and treatment shall be effective as of the close of business on the business day prior to the date of the purported Transfer. If, after the designation of any such Shares as Excess Shares, the Corporation is still "closely held" within the meaning of Section 856(h) of the Code, an amount of Shares owned directly by any Person whose Beneficial
Ownership of Shares in the Corporation increased as a result of the sale, transfer, gift, assignment, devise or other disposition of shares or other interests of a direct or indirect stockholder of the Corporation and is one of the five Persons who caused the Corporation to be "closely held" within the meaning of Section 856(h) of the Code, shall be automatically designated as Excess Shares until the Corporation is not "closely held" within the meaning of
Section 856(h) of the Code. Where several similarly situated Persons exist, the designation of Shares as Excess Shares shall be pro rata. If, after applying the foregoing provisions the Corporation is still "closely held" within the meaning of Section 856(h) of the Code, any Shares constructively owned by such Persons shall be designated as Excess Shares, on a pro rata basis among similarly situated Persons, until the Corporation is not "closely held" within the meaning of Section 856(h) of the Code.

     (C) If, at any time until the Restriction Termination Date, an event other than a purported Transfer (an "Event") occurs which would cause any Person to Beneficially Own Shares in excess of such Person's Ownership Limit, then, except as otherwise provided in Article X(11), Shares Beneficially Owned by such Person in excess of such Person's Ownership Limit shall be automatically designated as Excess Shares to the extent necessary to eliminate such excess ownership. The designation of Shares as Excess Shares shall be effective as of the close of business on the business day prior to the date of the Event. In determining which Shares are designated as Excess Shares, Shares Beneficially Owned by any Person who caused the Event to occur shall be designated as Excess Shares before any Shares not so held are designated. Where several similarly situated Persons exist, the designation of Shares as Excess Shares shall be pro rata. If any Person is required to designate Shares as Excess Shares pursuant to this subsection (C), such Person shall first designate Shares directly held by such Person before designating Shares Beneficially Owned constructively. Where such Person owns Shares constructively through one or more Persons and the Shares held by such other Persons must be designated as Excess Shares, the designation of Shares by such other Persons shall be pro rata.

     (4) PREVENTION OF TRANSFER. If the Board of Directors or its designee shall at any time determine in good faith that a Transfer has taken place in violation of Article X(2) or that a Person intends to acquire or has attempted to acquire Beneficial Ownership (determined with or without reference to any rules of attribution) of any Shares in violation of Article X(2), the Board of Directors or its designee shall take such action as it deems advisable to refuse to give effect to or to prevent such Transfer, including, but not limited to, refusing to give effect to such Transfer on the books of the Corporation or instituting proceedings to enjoin such Transfer; provided, however, that any Transfers or attempted Transfers in violation of Article X(2) shall automatically result in the designation and treatment described in Article X(3), irrespective of any action (or non-action) by the Board of Directors.

     (5) NOTICE TO CORPORATION. Any Person who acquires or attempts to acquire Shares in violation of Article X(2), or any Person who is a transferee such that Excess Shares result under Article X(3), shall immediately give written notice or, in the event of a proposed or attempted Transfer, give at least 15 days prior written notice to the Corporation of such event. Such person shall also provide to the Corporation such other information as the Corporation may request in order to determine the effect, if any, of such Transfer or attempted Transfer on the Corporation's status as a REIT and shall execute and deliver such instruments and provide such further cooperation and assistance as the Board of Directors deems advisable to preserve the status of the Corporation as a REIT.

      (6) INFORMATION FOR CORPORATION. Until the Restriction Termination Date:

     (A) every Beneficial Owner of more than 1% (or such other lower percentages as required pursuant to regulations under the Code) of the number or value of any class or series of Common Stock or Preferred Stock of the Corporation shall, within 30 days after January 1 of each year, give written notice to the Corporation stating the name and address of such Beneficial Owner, the number of Shares of such class or series of Common Stock or Preferred Stock Beneficially Owned, and a description of how such Shares are held. Each such Beneficial Owner shall provide to the Corporation such additional information as the Corporation may reasonably request in order to determine the effect, if any, of such Beneficial Ownership on the Corporation's status as a REIT and to ensure compliance with such Person's Ownership Limit.

     (B) each Person who is a Beneficial Owner of Shares and each Person (including the stockholder of record) who is holding Shares for a Beneficial Owner shall provide to the Corporation in writing such information with respect to direct, indirect and constructive ownership of Shares as the Board of Directors deems reasonably necessary to comply with the provisions of the Code applicable to a REIT, to determine the Corporation's status as a REIT, to comply with the requirements of any taxing authority or governmental agency or to determine any such compliance.

     (7) OTHER ACTION BY BOARD. Subject to Article X(2), nothing contained in this Article X shall limit the authority of the Board of Directors to take such other action as it deems necessary or advisable to protect the Corporation and the interests of its stockholders by preservation of the Corporation's status as a REIT; provided, however, that no provision of this subsection 7 shall preclude the settlement of any transaction entered into through the facilities of the New York Stock Exchange.

     (8) AMBIGUITIES. In the case of an ambiguity in the application of any of the provisions of this Article X, including any definition contained in Article X(1), the Board of Directors shall have the power to determine the application of the provisions of this Article X with respect to any situation based on the facts known to it. In the event this Article X requires or permits an action by the Board of Directors and the Restated Articles of Incorporation of the Corporation, as amended, fails to provide specific guidance with respect to such action, the Board of Directors shall have the power to determine the action to be taken so long as such action is not contrary to the provisions of Article X.

     (9) INCREASE OR DECREASE IN OWNERSHIP LIMIT. Subject to the limitations provided in Article X(10), the Board of Directors may from time to time increase or decrease such Person's Ownership Limit; provided, however, that any decrease may only be made prospectively as to subsequent holders (other than a decrease as a result of a retroactive change in existing law that would require a decrease to retain REIT status, in which case such decrease shall be effective immediately).

      (10) LIMITATIONS ON CHANGES IN OWNERSHIP LIMITS.

     (A) The Ownership Limit may not be increased if, after giving effect to such increase, five or fewer individual Beneficial Owners of Shares could Beneficially Own, in the aggregate, more than 49% in number or value of the outstanding Shares.

     (B) Prior to the modification of any Ownership Limit pursuant to Article X(9), the Board of Directors may require such opinions of counsel, affidavits, undertakings or agreements as it may deem necessary or advisable in order to determine or ensure the Corporation's status as a REIT.

     (11) WAIVERS BY THE BOARD. The Board of Directors with a ruling from the Internal Revenue Service, an opinion of counsel to the effect that such exemption will not result in the Corporation being "closely held" within the meaning of Section 856(h) of the Code, or such other evidence as the Board of Directors deems necessary in its sole discretion may exempt, on such conditions and terms as the Board of Directors deems necessary in its sole discretion, a Person from such Person's Ownership Limit if the Board of Directors obtains such representations and undertakings from such Person as the Board of Directors may deem appropriate and such Person agrees that any violation of the terms of such exemption or attempted violation of the same will result in, to the extent necessary, the designation of Shares held by such Person as Excess Shares in accordance with Article X(3).

      (12) LEGEND. Each certificate for Shares:

     (a) shall state that the Corporation will furnish a full statement about certain restrictions on transferability to a stockholder on request and without charge; or

      (B) shall bear substantially the following legend:

     "The securities represented by this certificate are subject to restrictions on ownership and transfer for the purpose of the Corporation's maintenance of its status as a real estate investment trust under the Internal Revenue Code of 1986, as amended. Except as otherwise provided pursuant to the Restated Articles of Incorporation of the Corporation, as amended, no Person may Beneficially Own Shares in excess of the Ownership Limit (as defined in the Restated Articles of Incorporation, as amended) or such greater percentage as may be determined by the Board of Directors of the Corporation, of the number or value of the outstanding Shares of any class or series of the Common Stock or Preferred Stock of the Corporation. Any Person who attempts or proposes to Beneficially Own Shares in excess of the above limitations must notify the Corporation in writing at least 15 days prior to such proposed or attempted Transfer. All capitalized terms in this legend have the meanings defined in the Restated Articles of Incorporation of the Corporation, as amended, a copy of which, including the restrictions on transfer, will be furnished to each stockholder on request and without charge. If the restrictions on transfer are violated, the securities represented hereby which are in excess of the above limitations will be designated and treated as Excess Shares which will be held in trust by the Excess Share Trustee for the benefit of the Charitable Beneficiary."

     (13) SEVERABILITY. If any provision of this Article X or any application of any such provision is determined to be void, invalid or unenforceable by any court having jurisdiction over the issue, the validity and enforceability of the remaining provisions shall be affected only to the extent necessary to comply with the determination of such court.

     (14) TRANSFER OF EXCESS SHARES. Upon any purported Transfer that results in Excess Shares pursuant to Article X(3), such Excess Shares shall be deemed to have been transferred on the day prior to the date of the purported Transfer that results in such Excess Shares to the Excess Share Trustee, as trustee of a special trust for the exclusive benefit of the Charitable Beneficiary. The Corporation shall name a Charitable Beneficiary, if one does not already exist, within five days of the discovery of any designation of any Excess Shares; however, the failure to so name a Charitable Beneficiary shall not affect the designation of Shares as Excess Shares or the transfer thereof to the Excess Share Trustee. Excess Shares so held in trust shall be issued and outstanding Shares of the Corporation. The Purported Record Transferee or Purported Record Holder shall have no rights in such Excess Shares except as provided in Article X(17).

     (15) DISTRIBUTIONS ON EXCESS SHARES. Any dividends (whether taxable as a dividend, return of capital or otherwise) on Excess Shares shall be paid to the Excess Share Trust for the benefit of the Charitable Beneficiary. Upon liquidation, dissolution or winding up, the Purported Record Transferee shall receive, for each Excess Share, the lesser of (A) the amount per share of any distribution made upon liquidation, dissolution or winding up or (B) the price paid by the Purported Record Transferee for the Excess Shares, or if the Purported Record Transferee did not give value for the Excess Shares, the Fair Market Value of the Excess Shares on the day of the event causing the Excess Shares to be held in trust. Any such dividend paid or distribution paid to the Purported Record Transferee in excess of the amount provided in the preceding sentence prior to the discovery by the Corporation that the Shares with respect to which the dividend or distribution was made had been designated as Excess Shares shall be repaid, upon demand, to the Excess Share Trust for the benefit of the Charitable Beneficiary.

     (16) VOTING OF EXCESS SHARES. The Excess Share Trustee shall be entitled to vote the Excess Shares on behalf of the Charitable Beneficiary on any matter. Subject to Maryland law, any vote cast by a Purported Record Transferee with respect to the Excess Shares prior to the discovery by the Corporation that the Excess Shares were held in trust will be rescinded ab initio; provided, however, that if the Corporation has already taken irreversible action with respect to a merger, reorganization, sale of all or substantially all the assets, dissolution of the Corporation or other action by the Corporation, then the vote cast by the Purported Record Transferee shall not be rescinded. The owner of the Excess Shares will be deemed to have given an irrevocable proxy to the Excess Share Trustee to vote the Excess Shares for the benefit of the Charitable Beneficiary.

     Notwithstanding the provisions of this Article X, until the Corporation has received notification that Excess Shares have been transferred into an Excess Share Trust, the Corporation shall be entitled to rely on its share transfer and other stockholder records for purposes of preparing lists of stockholders entitled to vote at meetings, determining the validity and authority of proxies and otherwise conducting votes of stockholders.

     (17) NON-TRANSFERABILITY OF EXCESS SHARES. Excess Shares shall be transferable only as provided in this Section 17. The Excess Share Trustee may, in the event that the Corporation waives its purchase rights under Section 18, transfer the Shares held in the Excess Share Trust to a Person or Persons whose ownership of such Shares will not violate such Person's Ownership Limit. If such a transfer is made to such a Person or Persons, the interest of the Charitable Beneficiary shall terminate and proceeds of the sale shall be payable to the Purported Record Transferee and to the Charitable Beneficiary. The Purported Record Transferee shall receive the lesser of (A) the price paid by the Purported Record Transferee for the Shares or, if the Purported Record Transferee did not give value for the Shares, the Fair Market Value of the Shares on the day of the event causing the Shares to be held in trust, or (B) the price received by the Excess Share Trust from the sale or other disposition of the Shares. Any proceeds in excess of the amount payable to the Purported Record Transferee will be paid to the Charitable Beneficiary. The Excess Share Trustee shall be under no obligation to obtain the highest possible price for the Excess Shares. Prior to any transfer of any Excess Shares by the Excess Share Trustee, the Corporation must have waived in writing its purchase rights under Section 18. It is expressly understood that the Purported Record Transferee may enforce the provisions of this Section against the Charitable Beneficiary.

     If any of the foregoing restrictions on transfer of Excess Shares is determined to be void, invalid or unenforceable by any court of competent jurisdiction, then the Purported Record Transferee may be deemed, at the option of the Corporation, to have acted as an agent of the Corporation in acquiring such Excess Shares in Corporation and to hold such Excess Shares on behalf of the Corporation.

     (18) CALL BY CORPORATION ON EXCESS SHARES. Excess Shares shall be deemed to have been offered for sale to the Corporation, or its designee, at a price per Share equal to the lesser of (A) the price per Share in the transaction that created such Excess Shares (or, in the case of a devise, gift or other transaction in which no value was given for such Excess Shares, the Fair Market Value at the time of such devise, gift or other transaction) and (B) the Fair Market Value of the Excess Shares on the date the Corporation, or its designee, accepts such offer (the "Redemption Price"). The Corporation shall have the right to accept such offer for a period of ninety days after the later of (x) the date of the purported Transfer which resulted in such Excess Shares and (y) the date the Board of Directors determines in good faith that a Transfer resulting in Excess Shares has occurred, if the Corporation does not receive a notice of such Transfer pursuant to Article X(5) but in no event later than a permitted Transfer pursuant to and in compliance with the terms of Article X(17). Unless the Board of Directors determines that it is in the interests of the Corporation to make earlier payments of all of the amount determined as the Redemption Price per Share in accordance with the preceding sentence, the Redemption Price may be payable at the option of the Board of Directors at any time up to but not later than the five years after the date the Corporation accepts the offer to purchase the Excess Shares. In no event shall the Corporation have an obligation to pay interest to the Purported Record Transferee.

     (19) UNDERWRITTEN OFFERINGS. The Ownership Limit shall not apply to the acquisition of Shares or rights, options or warrants for, or securities convertible into, Shares by an underwriter in a public offering; provided that the underwriter makes a timely distribution of such Shares or rights, options or warrants for, or securities convertible into, Shares.

     (20) ENFORCEMENT. The Corporation is authorized specifically to seek equitable relief, including injunctive relief, to enforce the provisions of this
Article X.

     (21) NON-WAIVER No delay or failure on the part of the Corporation or the Board of Directors in exercising any right hereunder shall operate as a waiver of any right of the Corporation or the Board of Directors, as the case may be, except to the extent specifically waived in writing."

      (b) These amendments of the Charter have been approved by Corporation's directors and stockholders.

      We the undersigned President and Secretary of the Corporation swear under penalties of perjury that the foregoing is a corporate act.


/s/ Mark Lundy                        /s/ Jeffrey Fishman

-------------------------             ---------------------

Mark Lundy, Secretary                 Jeffrey Fishman, President


Return Address of Filing Party:

One Liberty Properties, Inc.

60 Cuttermill Road, Suite 303

Great Neck, New York 11021

Attn:  Secretary

                                   EXHIBIT 3.2

                              ARTICLES OF AMENDMENT
                                       OF
                          ONE LIBERTY PROPERTIES, INC.

     One Liberty Properties, Inc., a Maryland corporation (the "Corporation"), hereby certifies to the State Department of Assessments and Taxation of Maryland that:

     (a) the Articles of Amendment and Restatement of the Corporation (the "Charter") is hereby amended as follows:

     (i) The Charter provides that the Corporation is authorized to issue 25,000,000 shares of capital stock, all shares of which are common stock, with a par value of One Dollar ($1.00) per share. The amendment provides that the Corporation may issue 37,500,000 shares of capital stock, (a) twenty-five million (25,000,000) shares of which shall be designated common stock, One Dollar ($1.00) par value per share, and (b) twelve million five hundred thousand (12,500,000) shares of which shall be designated preferred stock, One Dollar ($1.00) par value per share. To effect this amendment, Article IV(1) of the Charter is hereby deleted in its entirety and the following substituted in lieu thereof:

     (1) The total number of shares of capital stock which the Corporation shall have authority to issue is thirty seven million five hundred thousand (37,500,000) shares, (a) twenty-five million (25,000,000) shares of which shall be designated common stock, One Dollar ($1.00) par value per share (the "Common Stock"), and (b) twelve million five hundred thousand (12,500,000) shares of which shall be designated preferred stock, One Dollar ($1.00) par value (the "Preferred Stock," and together with the Common Stock, the "Shares")."

     (ii) To address the powers, rights, obligations and privileges of the Preferred Stock, Article IV of the Charter is hereby amended by adding a new subsection 5 immediately after subsection 4 contained therein which shall read as follows:

     "(5) Subject to Article X, the Board of Directors is hereby expressly granted authority to authorize from time to time, in accordance with applicable law, the issue of one or more series of Preferred Stock and with respect to any such series, to fix by resolution or resolutions the numbers, powers, designations, preferences and relative, participating, optional or other special rights of such series and the qualifications, limitations or restrictions thereof, including but without limiting the generality of the foregoing, the following:

     (a)  entitling  the  holders  thereof  to  cumulative,   non-cumulative  or
partially cumulative dividends, or to no dividends;

     (b) entitling the holders thereof to receive dividends payable on a parity with, junior to, or in preference to, the dividends payable on any other class or series of capital stock of the Corporation;

     (c) entitling the holders thereof to rights upon the voluntary or involuntary liquidation, dissolution or winding up of, or upon any other distribution of the assets of, the Corporation, on a parity with, junior to or in preference to, the rights of any other class or series of capital stock of the Corporation;
     (d) providing for the conversion, at the option of the holder or of the Corporation or both, of the shares of Preferred Stock into shares of any other class or classes of capital stock of the Corporation or of any series of the same or any other class or classes or into property of the Corporation or into the securities or properties of any other corporation or person, including provision for adjustment of the conversion rate in such events as the Board of Directors shall determine, or providing for no conversion;

     (e) providing for the redemption, in whole or in part, of the shares of Preferred Stock at the option of the Corporation or the holder thereof, in cash, bonds or other property, at such price or prices (which amount may vary under different conditions and at different redemption dates), within such period or periods, and under such conditions as the Board of Directors shall so provide, including provisions for the creation of a sinking fund for the redemption thereof, or providing for no redemption;

     (f) lacking voting rights or having limited voting rights or enjoying general, special or multiple voting rights;

     (g) specifying the number of shares constituting that series and the distinctive designation of that series and the stated value of that series;

     (h) specifying the limitations and restrictions, if any, to be effective while any shares of such series are outstanding upon (i) the payment of dividends, (ii) the making of other distributions, (iii) the purchase, (iv) the redemption or (v) an acquisition, by the Corporation of any other class or classes of stock of the Corporation ranking junior to the shares of such series either as to dividends or upon liquidation, dissolution or winding-up;

     (i) specifying the conditions or restrictions, if any, upon the creation of indebtedness of the Corporation or upon the issuance of any additional stock (including additional shares of such series or of any other series or of any other class) ranking on a parity with or prior to the shares of such series as to dividends or distributions of assets upon liquidation, dissolution or winding-up; and

     (j) providing for any other power, preference and relative, participating, optional or other rights or terms, and the qualifications, limitations or restrictions thereof, as shall not be inconsistent with applicable law, this
Section IV(5) or any resolution of the Board of Directors pursuant hereto."

     (b) These amendments of the Charter have been approved by Corporation's directors and stockholders.

     We the undersigned President and Secretary of the Corporation swear under penalties of perjury that the foregoing is a corporate act.

/s/ Mark Lundy                            /s/ Jeffrey Fishman

-----------------------                   ----------------------------
Mark Lundy, Secretary                     Jeffrey Fishman, President


Return Address of Filing Party:

One Liberty Properties, Inc.

60 Cuttermill Road, Suite 303

Great Neck, New York 11021

Attn:  Secretary

                                  EXHIBIT 31.1
                                  CERTIFICATION

I, Fredric H. Gould, President and Chief Executive Officer of One Liberty Properties, Inc. certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 of One Liberty Properties, Inc.

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


   Date:   August 9, 2005
                                  /s/ Fredric H. Gould
                                  --------------------
                                  Fredric H. Gould
                                  President and Chief Executive Officer

                                  EXHIBIT 31.2
                                  CERTIFICATION

 I, David W. Kalish, Senior Vice President and Chief Financial Officer of One Liberty Properties, Inc. certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 of One Liberty Properties, Inc.

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

Date:   August 9, 2005          /s/ David W. Kalish
                                -------------------
                                David W. Kalish
                                Senior Vice President
                                and Chief Financial Officer

                                  EXHIBIT 32.1

             CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

                           PURSUANT TO 18 U.S.C. 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, Fredric H. Gould, President and Chief Executive Officer of One Liberty Properties, Inc., (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   August 9, 2005      /s/ Fredric H. Gould
                            --------------------
                            Fredric H. Gould
                            President and Chief Executive Officer

                                  EXHIBIT 32.2

       CERTIFICATION OF SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                           PURSUANT TO 18 U.S.C. 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, David W. Kalish, Senior Vice President and Chief Financial Officer of One Liberty Properties, Inc. (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   August 9, 2005      /s/ David W. Kalish
                            --------------------------
                            David W. Kalish
                            Senior Vice President
                            and Chief Financial Officer