Form 10-Q
period 2005-09-30
ONE LIBERTY PROPERTIES INC
filed 2005-11-09
CIK 712770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                        Commission File Number 001-09279

                          ONE LIBERTY PROPERTIES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

         MARYLAND                                                  13-3147497
         --------------------------------------------------------------------
         (State or other jurisdiction of                     (I.R.S. employer
          incorporation or organization)               identification number)

         60 Cutter Mill Road, Great Neck, New York               11021
         ---------------------------------------------------------------
          (Address of principal executive offices)            (Zip code)

      Registrant's telephone number, including area code:     (516) 466-3100
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

As of November 4, 2005, the registrant had 9,862,880 shares of common stock outstanding.

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements


                                             ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                             (Amounts in Thousands, Except Per Share Data)


                                                                                 September 30,         December 31,
                                                                                      2005                2004
                                                                                 -------------         ------------
                                                                                   (Unaudited)

Assets
Real estate investments, at cost
   Land                                                                              $ 53,120           $ 47,447
   Buildings and improvements                                                         223,152            199,736
                                                                                     --------           --------
                                                                                      276,272            247,183
           Less accumulated depreciation                                               20,425             18,647
                                                                                     --------           --------
                                                                                      255,847            228,536

   Investment in unconsolidated joint ventures                                         27,398             37,023
   Cash and cash equivalents                                                            8,632              6,051
   Unbilled rent receivable                                                             6,202              5,301
   Properties held for sale                                                             5,634                  -
   Escrow, deposits and other receivables                                               1,900              2,285
   Investment in BRT Realty Trust (related party)                                         702                731
   Deferred financing costs                                                             2,624              2,408
   Other assets (including available-for-sale securities
       at market of $173 in each period)                                                3,709              2,051
                                                                                     --------           --------

           Total assets                                                              $312,648           $284,386
                                                                                     ========           ========

Liabilities and Stockholders' Equity
   Liabilities:
        Mortgages payable                                                            $142,495           $124,019
        Line of credit                                                                  8,000              7,600
        Dividends payable                                                               3,251              3,230
        Accrued expenses and other liabilities                                          3,962              3,422
                                                                                     --------           --------

           Total liabilities                                                          157,708            138,271
                                                                                     --------           --------

Commitments and contingencies                                                               -                  -

Stockholders' equity:
        Preferred stock, $1 par value;
           12,500 shares authorized; none issued                                            -                  -
        Common stock, $1 par value; 25,000 shares
           authorized; 9,760 and 9,728 shares
           issued and outstanding                                                       9,760              9,728
        Paid-in capital                                                               134,466            133,350
        Accumulated other comprehensive income - net
           unrealized gain on available-for-sale securities                               806                717
        Unearned compensation                                                          (1,338)              (926)
        Accumulated undistributed net income                                           11,246              3,246
                                                                                     --------           --------

           Total stockholders' equity                                                 154,940            146,115
                                                                                     --------           --------

           Total liabilities and stockholders' equity                                $312,648           $284,386
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


                                                ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED STATEMENTS OF INCOME
                                                (Amounts in Thousands, Except Per Share Data)
                                                                  (Unaudited)


                                                                  Three Months Ended               Nine Months Ended
                                                                    September 30,                     September 30,
                                                               2005              2004              2005           2004
                                                               ----              ----              ----           ----

Revenues:
   Rental income                                             $ 7,107            $ 5,550          $20,900         $15,666
                                                             -------            -------          -------         -------

Operating expenses:
   Depreciation and amortization                               1,403              1,032            4,119           2,913
   General and administrative (including $315,
      $258, $935 and $747, respectively, to
      related party)                                           1,347                801            3,199           2,402
   Real estate expenses                                          103                170              285             337
   Leasehold rent                                                 77                 42              231              42
                                                             -------            -------          -------         -------
      Total operating expenses                                 2,930              2,045            7,834           5,694
                                                             -------            -------          -------         -------

Operating income                                               4,177              3,505           13,066           9,972

Other income and expenses:
   Equity in earnings (loss) of unconsolidated
       joint ventures                                           (524)               669            1,327           1,639
   Interest and other income                                     150                 71              230             225
   Interest:
      Expense                                                 (2,505)            (2,054)          (7,529)         (5,997)
      Amortization of deferred financing costs                  (135)              (149)            (421)           (349)
Gain on sale of air rights                                         -                  -           10,248               -
Gain on sale of real estate                                        -                 73                -              73
(Loss) gain on sale of available-for-sale securities               -                  -               (1)              1
                                                             -------            -------          -------         -------

Income from continuing operations                              1,163              2,115           16,920           5,564
                                                             -------            -------          -------         -------

Discontinued operations:
   (Loss) income from operations                                 (65)               384             (405)          1,401
   Net gain on sale                                              631                  -            1,221              -
                                                             -------            -------          -------         -------

Income from discontinued operations                              566                384              816           1,401
                                                             -------            -------          -------         -------

Net income                                                   $ 1,729            $ 2,499          $17,736         $ 6,965
                                                             =======            =======          =======         =======

Weighted average number of common shares outstanding:
      Basic                                                    9,852              9,749            9,830           9,711
                                                               =====              =====            =====           =====
      Diluted                                                  9,857              9,762            9,835           9,729
                                                               =====              =====            =====           =====

Net income per common share - basic and diluted:
      Income from continuing operations                      $   .12            $   .22          $  1.72         $   .57
      Income from discontinued operations                        .06                .04              .08             .15
                                                             -------            -------          -------         -------
      Net income per common share                            $   .18            $   .26          $  1.80         $   .72
                                                             =======            =======          =======         =======

Cash distributions per share of common stock                 $   .33            $   .33          $   .99         $   .99
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



                                                           ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      For the nine month period ended September 30, 2005 (Unaudited)
                                                                and the year ended December 31, 2004
                                                                       (Amounts in Thousands)


                                                                       Accumulated
                                                                          Other         Unearned      Accumulated
                                              Common       Paid-in    Comprehensive      Compen-     Undistributed
                                              Stock        Capital       Income          sation        Net Income       Total
                                              -----        -------       ------          ------        ----------       -----

Balances, January 1, 2004                    $ 9,605      $130,863       $    823        $  (447)       $  5,125       $145,969

Distributions -
   common stock                                    -             -              -              -         (12,853)       (12,853)
Exercise of options                               49           543              -              -               -            592
Shares issued through
   dividend reinvestment plan                     72         1,247              -              -               -          1,319
Issuance of restricted stock                       -           699              -           (699)              -              -
Restricted stock vesting                           2            (2)             -              -               -              -
Compensation expense -
   restricted stock                                -             -              -            220               -            220
     Net income                                    -             -              -              -          10,974         10,974
     Other comprehensive income-
        net unrealized loss on
        available-for-sale securities              -             -           (106)             -               -           (106)
                                                                                                                         ------
Comprehensive income                                                                                                     10,868
                                             -------      --------        -------        -------         -------         ------

Balances, December 31, 2004                    9,728       133,350            717           (926)          3,246        146,115

Distributions -
   common stock                                    -             -              -              -          (9,736)        (9,736)
Exercise of options                               11           109              -              -               -            120
Shares issued through
   dividend reinvestment plan                     21           390              -              -               -            411
Issuance of restricted stock                       -           617              -           (617)              -              -
Compensation expense -
   restricted stock                                -             -              -            205               -            205
     Net income                                    -             -              -              -          17,736         17,736
     Other comprehensive income-
        net unrealized gain on
        available-for-sale securities              -             -             89              -               -             89
                                                                                                                       --------
Comprehensive income                                                                                                     17,825
                                             -------      --------       --------       --------        --------       --------

Balances, September 30, 2005                 $ 9,760      $134,466       $    806       $ (1,338)       $ 11,246       $154,940
                                             =======      ========       ========       ========        ========       ========





        See accompanying notes to consolidated financial statements.



                                               ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (Amounts in Thousands)
                                                              (Unaudited)


                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                            -------------
                                                                                      2005                2004
                                                                                      ----                ----

Cash flows from operating activities:
   Net income                                                                       $ 17,736             $ 6,965
   Adjustments to reconcile net income
     to net cash provided by operating activities:
   Gain on sale of real estate                                                       (11,469)                (73)
   Loss (gain) on sale of available-for-sale securities                                    1                  (1)
   Increase in rental income from straight-lining of rent                               (901)               (645)
   Decrease in rental income from amortization of
     intangibles relating to leases                                                       18                  30
   Provision for valuation adjustment                                                    469                   -
   Amortization of restricted stock expense                                              205                 163
   Equity in earnings of unconsolidated joint ventures                                (1,327)             (1,639)
   Distributions of earnings from unconsolidated joint ventures                        2,329               1,637
   Depreciation and amortization                                                       4,361               3,334
   Amortization of financing costs                                                       448                 351
   Changes in assets and liabilities:
   Decrease (increase) in escrow, deposits and other receivables                         321                (610)
   Increase in accrued expenses and other liabilities                                    540                  23
                                                                                    --------            --------
           Net cash provided by operating activities                                  12,731               9,535
                                                                                    --------            --------

Cash flows from investing activities:
   Additions to real estate                                                          (55,715)            (31,646)
   Net proceeds from sale of real estate                                              27,797               1,302
   Investment in unconsolidated joint ventures                                          (282)             (6,186)
   Distribution of capital from unconsolidated joint ventures                          9,018                 192
   Net proceeds from sale of available-for-sale securities                                 4                   3
                                                                                    --------            --------
           Net cash used in investing activities                                     (19,178)            (36,335)
                                                                                    --------            --------

Cash flows from financing activities:
   Repayment of mortgages payable                                                    (13,680)             (1,725)
   Proceeds from mortgages payable                                                    32,156               5,250
   Payment of financing costs                                                           (664)               (823)
   Proceeds from bank line of credit, net                                                400                   -
   Cash distributions - common stock                                                  (9,715)             (9,803)
   Exercise of stock options                                                             120                 462
   Issuance of shares through dividend reinvestment plan                                 411                 981
                                                                                    --------            --------
           Net cash provided by (used in) financing activities                         9,028              (5,658)
                                                                                    --------            --------

           Net increase (decrease) in cash and cash equivalents                        2,581             (32,458)

Cash and cash equivalents at beginning of period                                       6,051              45,944
                                                                                    --------            --------

Cash and cash equivalents at end of period                                          $  8,632            $ 13,486
                                                                                    ========            ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                                         $  7,511            $  6,027

Supplemental schedule of non-cash investing and financing activities:
   Assumption of mortgages payable in connection with purchase of real estate       $      -             $ 7,085
   Reclassification of assets from real estate to properties held for sale             5,634                   -



         See accompanying notes to consolidated financial statements.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1 - Organization and Background
         ---------------------------

One Liberty Properties, Inc. (the "Company") was incorporated in 1982 in the state of Maryland. The Company is a self-administered and self-managed real estate investment trust ("REIT"). The Company acquires, owns and manages a geographically diversified portfolio of retail, industrial, office, movie theater, health and fitness and other properties, a substantial portion of which are under long-term net leases. The Company owns forty-six properties, including three properties held for sale, participates in six joint ventures which own a total of fourteen properties, including one property held for sale and holds a 50% tenancy in common interest in one property. The sixty-one properties are located in twenty-three states.

Note 2 - Basis of Preparation
         --------------------

The accompanying interim unaudited consolidated financial statements as of September 30, 2005 and for the nine and three months ended September 30, 2005 and 2004 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the nine and three months ended September 30, 2005 are not necessarily indicative of the results for the full year.

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

Note 3 - Earnings Per Common Share
         -------------------------

For the nine and three months ended September 30, 2005 and 2004, basic earnings per share were determined by dividing net income for the period by the weighted average number of shares of the Company's Common Stock outstanding, which includes restricted stock, during each period.

Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts exercisable for, or convertible into, Common Stock were exercised or converted or resulted in the issuance of Common Stock that shared in the earnings of the Company. For the nine and three month periods ended September 30, 2005 and 2004, diluted earnings per share were determined by dividing net income applicable to common stockholders for the period by the total of the weighted average number of shares of Common Stock outstanding plus the dilutive effect of the Company's outstanding options (5,227 and 4,488 for the nine and three months ended September 30, 2005 and 18,190 and 13,761 for the nine and three months ended September 30, 2004, respectively) using the treasury stock method.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 4 - Investment in Unconsolidated Joint Ventures
         -------------------------------------------

The Company is a member in six unconsolidated joint ventures which own and operate fourteen properties. The following tables present unaudited condensed financial statements of the two most significant joint ventures, both of which own movie theater properties, are with MTC Investors LLC, an unrelated party, and in which the Company is the managing member (amounts in thousands):

                                Joint Venture #1

Condensed Balance Sheets                    September 30,         December 31,
                                                2005                 2004
                                                ----                 ----
                                                                   (audited)
Cash and cash equivalents                     $   342               $   720
Real estate investments, net                   53,672                54,533
Deferred financing costs                          475                   527
Unbilled rent receivable                        1,329                 1,105
Other assets                                        3                     3
                                              -------               -------
Total assets                                  $55,821               $56,888
                                              =======               =======

Mortgage loans payable                        $31,946               $32,600
Other liabilities                                 291                   687
Equity                                         23,584                23,601
                                              -------               -------
Total liabilities and equity                  $55,821               $56,888
                                              =======               =======

Company's equity investment (A)               $12,729               $12,752
                                              =======               =======



                                                                   Three Months Ended              Nine Months Ended
                                                                      September 30,                  September 30,
Condensed Statements of Operations                                 2005             2004          2005             2004
----------------------------------                                 ----             ----          ----             ----

Rental income                                                    $ 1,838          $ 1,834        $ 5,513         $ 5,501
                                                                 -------          -------        -------         -------

Depreciation and amortization                                        289              289            866             866
Operating expenses                                                    74               65            223             221
                                                                 -------          -------        -------         -------
Total operating expenses                                             363              354          1,089           1,087
                                                                 -------          -------        -------         -------

Operating income                                                   1,475            1,480          4,424           4,414

Other income and expenses:
    Interest income                                                    -                -              3               -
    Interest:
      Expense                                                       (627)            (644)        (1,893)         (1,942)
      Amortization of deferred financing costs                       (17)             (17)           (52)            (52)
                                                                 -------          -------        -------         -------

Net income attributable to members                               $   831          $   819        $ 2,482         $ 2,420
                                                                 =======          =======        =======         =======

Company's share of net income                                    $   415          $   410        $ 1,241         $ 1,210
                                                                 =======          =======        =======         =======

Amount recorded in income statement (A)                          $   411          $   405        $ 1,226         $ 1,195
                                                                 =======          =======        =======         =======

Distributions received by the Company:
    From operations                                              $   412          $   386        $ 1,235         $ 1,176
                                                                 =======          =======        =======         =======
    From capital                                                 $    15          $     -        $    15         $    21
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

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 4 - Investment in Unconsolidated Joint Ventures (Continued)

                                Joint Venture #2

Condensed Balance Sheets                                                    September 30,         December 31,
------------------------                                                    -------------         ------------
                                                                                 2005                 2004
                                                                                -----                 ----
                                                                                                   (audited)


Cash and cash equivalents                                                     $    562               $    413
Real estate investments, net                                                    38,192                 42,012
Property held for sale (A)                                                         640                      -
Deferred financing costs                                                           427                    450
Unbilled rent receivable                                                         1,061                    839
Other assets, primarily investment in AIX stock                                    418(B)                  18
                                                                              --------               --------
Total assets                                                                  $ 41,300               $ 43,732
                                                                              ========               ========

Mortgage loans payable                                                        $ 25,269               $ 25,606
Other liabilities                                                                  646                    610
Equity                                                                          15,385                 17,516
                                                                              --------               --------
Total liabilities and equity                                                  $ 41,300               $ 43,732
                                                                              ========               ========

Company's equity investment                                                   $  7,589               $  8,652
                                                                              ========               ========

                                                                    Three Months Ended               Nine Months Ended
                                                                       September 30,                   September 30,
Condensed Statements of Operations                                 2005            2004            2005             2004
----------------------------------                                 ----            ----            ----             ----

Rental income                                                    $ 1,203          $ 1,131         $ 4,206(B)      $ 2,890
                                                                 -------          -------         -------         -------

Depreciation and amortization                                        203              202             608             607
Operating expenses                                                    19               28             126              60
                                                                 -------          -------         -------         -------
Total operating expenses                                             222              230             734             667
                                                                 -------          -------         -------         -------

Operating income                                                     981              901          3,472            2,223

Other income and expenses:
    Interest:
      Expense                                                       (498)            (509)        (1,494)          (1,528)
      Amortization of deferred financing costs                        (8)              (8)           (24)             (24)
                                                                 -------          -------        -------          -------

Income from continuing operations                                    475              384          1,954              671
    Loss from discontinued operations (A)                         (2,580)               -         (2,580)             (83)
                                                                 -------          -------        -------          -------

Net (loss) income attributable to members                        $(2,105)         $   384        $  (626)         $   588
                                                                 =======          =======        =======          =======

Company's share of net (loss) income                             $(1,052)         $   192        $  (313)         $   294
                                                                 =======          =======        =======          =======

Distributions received by the Company:
    From operations                                              $     -          $   146        $   629          $   297
                                                                 =======          =======        =======          =======
    From capital                                                 $   235          $     -        $   235          $   141
                                                                 =======          =======        =======          =======

(A) At September 30, 2005, the joint venture determined that the fair value of one of the five properties owned by it, where the joint venture was funding the construction of a six screen movie theater pursuant to the lease entered into with the former tenant, was lower than its carrying value. The lease with the former tenant was terminated by mutual agreement in September 2004 and construction was suspended. The joint venture is seeking alternative uses for this property and is also offering this property for sale. The provision for valuation adjustment of $2,562,000 in the nine and three months ended September 30, 2005 is based on a recently obtained third party appraisal which values the land only and a report by an independent engineering firm which

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 4 - Investment in Unconsolidated Joint Ventures (Continued)
         -------------------------------------------------------

estimates the value of the construction completed to date, against which management has taken a significant discount. The provision was recorded as a direct write down on the balance sheet.

(B) During February 2005, the tenant/operator of one of the joint venture's movie theaters sold its business to an independent third party, which sale accelerated the payment of arrearages of rent and other miscellaneous charges that were originally due to the joint venture in August 2005. Revenues for the nine months ended September 30, 2005 include $592,000 of such rent arrearages. This tenant had the same principal as the tenant described in (A) above.
        In consideration of the joint venture's consent to the lease assignment and a lease amendment and its waiver of the requirement for a security deposit under the amended lease, the joint venture received 40,000 restricted shares of Class A common stock of Access Integrated Technologies, Inc., the new tenant's parent company (AMEX:AIX). The closing price per share on the date of the transaction for these shares was $4.40 and at September 30, 2005 was $10.03. These shares have certain restrictions regarding the disposition thereof.

At September 30, 2005, the remaining four unconsolidated joint ventures each own one property. At September 30, 2005 and December 31, 2004, the Company's equity investment in these four joint ventures totaled $7,080,000 and $15,619,000, respectively. The September 30, 2005 balance is net of distributions of refinancing proceeds the Company received from two of the joint ventures aggregating $8,715,000. These unconsolidated joint ventures contributed $414,000 and $117,000, respectively, in equity earnings for the nine and three months ended September 30, 2005 and $150,000 and $72,000, respectively, in equity earnings for the nine and three months ended September 30, 2004, prior to the Company's sixth joint venture being formed.

Note 5 - Gain on Sale of Air Rights
         --------------------------

On June 30, 2005, the Company sold the unused development or "air" rights relating to a property located in Brooklyn, New York for a sales price of approximately $11,000,000, which resulted in a gain of approximately $10,250,000 for financial statement purposes. This gain will be deferred for federal tax purposes in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended. In connection with this sale, a brokerage fee of $205,000 was paid to a company wholly owned by the Chairman of the Board of Directors and in which certain officers of the Company have management positions.

Note 6 - Discontinued Operations
         -----------------------

In October and November 2005, the Company sold two properties for a total sales price of $4,525,000. The carrying amount of $3,647,000 is included in "Properties held for sale" on the accompanying consolidated balance sheet at September 30, 2005 and the results of operations are included as income from discontinued operations in accordance with SFAS 144, "Accounting for Impairment or Disposal of Long-Lived Assets." The sales resulted in gains totaling approximately $690,000, which will be included in "Net gain on sale of discontinued operations" in the results of operations for the year ended December 31, 2005.

On September 23, 2005, the Company sold a property located in Cedar Rapids, Iowa for a price of $1,846,000, resulting in a gain of approximately $639,000. In accordance with SFAS 144, "Accounting for Impairment or Disposal of Long-Lived Assets," the Company recorded the results of operations and the related gain as income from discontinued operations for this sale and the sale described below.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 6 - Discontinued Operations (Continued)
         -----------------------------------

On May 17, 2005, the Company sold a property located in Jupiter, Florida for a price of approximately $16,500,000, resulting in a gain of approximately $582,000. In connection with this sale, a brokerage fee of $165,000 was paid to a company wholly owned by the Chairman of the Board of Directors and in which certain officers of the Company have management positions.

Also included in discontinued operations are the results of operations of a property that is considered as held-for-sale and which has a carrying amount of $1,987,000. At December 31, 2004 the Company determined that the estimated fair value of this property, where the tenant filed for bankruptcy protection and vacated the premises, was lower than its carrying value and recorded a $366,000 provision for the difference. At June 30, 2005, the Company wrote down the asset by an additional $469,000 based on an updated evaluation of market conditions in the geographic area in which the property is located. The provisions were recorded as direct write-downs of the investment on the balance sheet and depreciation was calculated using the new basis.

The following is a summary of income from discontinued operations for the nine and three months ended September 30, 2005 and 2004 (in thousands):


                                                               Three Months Ended            Nine Months Ended
                                                                  September 30,                September 30,
                                                                  -------------                -------------
                                                              2005         2004            2005            2004
                                                              ----         ----            ----            ----


Revenues, primarily rental income                            $  131       $  725          $1,005          $2,304
                                                             ------       ------          ------          ------

Depreciation and amortization                                    39          140             241             421
Real estate expenses                                            157          151             581             329
Interest expense                                                  -           50             119             153
Provision for valuation adjustment of real estate                 -            -             469               -
                                                             ------       ------          ------          ------
    Total expenses                                              196          341           1,410             903
                                                             ------       ------          ------          ------

(Loss) income from discontinued operations
    before gain on sale                                         (65)         384            (405)          1,401

Net gain on sale of discontinued operations                     631            -           1,221               -
                                                             ------       ------          ------          ------

Income from discontinued operations                          $  566       $  384          $  816          $1,401
                                                             ======       ======          ======          ======


Note 7 - Common Stock Dividend Distribution
         ----------------------------------

On September 9, 2005, the Board of Directors declared a quarterly cash distribution of $.33 per share on the Company's Common Stock which was paid on October 3, 2005 to stockholders of record on September 22, 2005.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 8 - Comprehensive Income
         ---------------------

Comprehensive income for the nine and three month periods ended September 30, 2005 and 2004 are as follows (amounts in thousands):


                                                              Three Months Ended              Nine Months Ended
                                                                 September 30,                  September 30,
                                                                 -------------                  -------------
                                                              2005         2004            2005           2004
                                                              ----         ----            ----           ----

Net income                                                  $ 1,729      $ 2,499         $17,736        $ 6,965
Other comprehensive income -
    Unrealized gain (loss) on
    available-for-sale securities                                23           66              89           (211)
                                                            -------      -------         -------        -------
Comprehensive income                                        $ 1,752      $ 2,565         $17,825        $ 6,754
                                                            =======      =======         =======        =======



Accumulated other comprehensive income, which is solely comprised of the net unrealized gain on available-for-sale securities was $806,000 and $717,000 at September 30, 2005 and December 31, 2004, respectively.

Note 9 - Restricted Stock
         ----------------

As of September 30, 2005, a total of 94,475 shares have been issued under the Company's 2003 Incentive Plan, including 37,450 restricted shares that were awarded in April 2005. The total number of shares issuable under this Plan is 275,000. The restricted stock issued to date under the Plan vest five years from the date of issuance and under certain circumstances, may vest earlier. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the balance sheet until they vest. The Company records compensation expense over the vesting period, measuring the compensation cost based on the market value of the stock on the date of grant. For the nine and three months ended September 30, 2005, the Company recorded $205,000 and $57,000 of compensation expense, respectively. For the nine and three months ended September 30, 2004, the Company recorded $163,000 and $60,000 of compensation expense, respectively.

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

Note 11 - New Accounting Pronouncements
          -----------------------------

Emerging Issues Task Force ("EITF") Issue 04-5, "Investor's Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners Have Certain Rights" was ratified by the Financial Accounting Standards Board ("FASB") in June 2005. This EITF provides guidance in determining whether a general partner controls a limited partnership and what rights held by the limited partners(s) preclude the sole general partner from consolidating the limited partnership in accordance with the U.S. generally accepted accounting principles. This issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 11 - New Accounting Pronouncements (Continued)
          -----------------------------------------

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment," which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement 123 (R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair value. The pro forma disclosure is no longer an alternative. The Statement is effective for public companies as of January 1, 2006.

Management is evaluating the impact of the pronouncement and EITF issue and does not anticipate that their adoption will have a significant effect on earnings or the financial position of the Company.

Note 12 -  President Resignation and Contingency
           -------------------------------------

On July 21, 2005, the Company announced that Jeffrey Fishman, the Company's President, Chief Executive Officer and a member of its Board of Directors resigned. Mr. Fishman's resignation followed the discovery by the Company of what appeared to be inappropriate financial dealings by Mr. Fishman with a former tenant of a property owned by a joint venture in which the Company is a 50% venture partner and the managing member. The Audit Committee of the Board of Directors is conducting an investigation of this matter and related matters and retained special counsel to assist the committee in the investigation. The investigation is on going.

On August 12, 2005, the former tenant, Pritchard Square Cinema LLC, and an entity related to the former tenant, commenced a litigation in the Supreme Court of the State of New York, Nassau County, against the Company, certain of its affiliated entities, Mr. Fishman and Britannia Management, LLC ("Britannia"), a company which the Company believes is owned and/or controlled by Mr. Fishman. The related entity was the seller and Pritchard Square Cinema LLC was the tenant of the property when it was acquired by the joint venture and the joint venture was the purchaser and landlord of such property. The property is still owned by the joint venture and is now leased to a party unrelated to the former tenant. The former tenant and the related entity allege that it or its affiliates paid $815,000 in the aggregate to Mr. Fishman and/or Britannia. The complaint alleges as against Mr. Fishman, Britannia, the Company and affiliated entities, fraud, breach of contract, intentional tort, negligent supervision, respondeat superior, negligent misrepresentation, tortious interference with prospective economic relations and conduct in violation of the Racketeer Influenced and Corrupt Organizations Act ("RICO"). The damages sought in the complaint are $9 million plus punitive damages, interest and costs and a demand for treble damages under RICO. The Company believes that the Plaintiff's claims are without merit as against the Company and its affiliates and the Company will vigorously defend this action.

On the same date the complaint was filed against the Company, certain of its affiliated entities, Mr. Fishman and Britannia, the Company filed a suit in the Supreme Court of the State of New York, Nassau County against the former tenant, Norman Adie, the former tenant's principal, Jeffrey Fishman, Britannia and others. The Company's complaint alleges that Mr. Adie, Mr. Fishman and other defendants conspired to defraud the Company. The Company's lawsuit alleges commercial bribery, fraud, breach of fiduciary duty, tortious interference, intentional tort, violation of the New York Enterprise Corruption Act, respondeat superior, unjust enrichment and violations of RICO. The damages alleged in this lawsuit exceed $1 million, plus punitive damages, interest and costs. Both litigations are in preliminary stages where discovery has not yet commenced.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 13 - Unaudited Pro Forma Information
          -------------------------------

On September 16, 2005, the Company purchased a property located in New Jersey for $30,000,000. The following table summarizes, on an unaudited pro forma basis, the combined results of continuing operations of the Company for the nine and three months ended September 30, 2005 and 2004 as though the acquisition of this property in September 2005 was completed on January 1, 2004. The information does not purport to be indicative of what the operating results of the Company would have been had the acquisition been consummated on January 1, 2004. (Amounts in thousands, except per share data.)


                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
                                                                -------------                 -------------
                                                            2005             2004           2005          2004
                                                            ----             ----           ----          ----

Pro forma revenues                                        $ 7,527          $ 6,358        $22,953       $18,089
Pro forma net income from continuing
     operations                                           $ 1,357          $ 2,396        $17,629       $ 6,405
Pro forma common shares:
        Basic                                               9,852            9,749          9,830         9,711
        Diluted                                             9,857            9,762          9,835         9,729
Pro forma net income per common
     share from continuing operations -
        Basic and Diluted                                 $   .14          $   .25        $  1.79       $   .66



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

Overview
--------

We are a self-administered and self-managed real estate investment trust, or REIT, and we primarily own real estate that we net lease to tenants. At September 30, 2005, we own 46 properties, including three properties held for sale, participate in six joint ventures which own a total of 14 properties, including one property held for sale, and hold a 50% tenancy in common interest in one property. These 61 properties are located in 23 states.

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

At September 30, 2005, excluding mortgages payable of our unconsolidated joint ventures, we had 35 outstanding mortgages payable, aggregating approximately $142 million in principal amount, each of which is secured by a first lien on an individual real estate property. The real properties securing our outstanding mortgages payable have an aggregate carrying value of approximately $220 million before accumulated depreciation. The mortgages bear interest at fixed rates ranging from 5.125% to 8.8%, and mature between 2006 and 2023.

On July 21, 2005, the Company announced that Jeffrey Fishman, the Company's President, Chief Executive Officer and a member of its Board of Directors resigned. Mr. Fishman's resignation followed the discovery by the Company of what appeared to be inappropriate financial dealings by Mr. Fishman with a former tenant of a property owned by a movie theater joint venture in which the Company is a 50% venture partner and the managing member. The Audit Committee of the Board of Directors is conducting an investigation of this matter and related matters and retained special counsel to assist the committee in the investigation. The investigation is ongoing.

On August 12, 2005, the former tenant, Pritchard Square Cinema LLC, and an entity related to the former tenant, commenced a litigation in the Supreme Court of the State of New York, Nassau County, against the Company, certain of its affiliated entities, Mr. Fishman and Britannia Management, LLC, a company which we believe is owned and/or controlled by Mr. Fishman. The related entity was the seller and Pritchard Square Cinema LLC was the tenant of the property located in Brooklyn, New York and improved with an eight screen movie theater when it was acquired by the joint venture and the joint venture was the purchaser and landlord of such property. The property is still owned by the joint venture and is now leased to a party unrelated to the former tenant. The former tenant and the related entity allege that it or its affiliates paid $815,000 in the aggregate to Mr. Fishman and/or Britannia. The complaint alleges as against Mr. Fishman, Britannia, the Company and affiliated entities, fraud, breach of contract, intentional tort, negligent supervision, respondeat superior, negligent misrepresentation, tortious interference with prospective economic relations and conduct in violation of the Racketeer Influenced and Corrupt Organizations Act. The damages sought in the complaint are $9 million plus punitive damages, interest and costs and a demand for treble damages under RICO. The Company believes that the Plaintiff's claims are without merit as against the Company and its affiliates and the Company will vigorously defend this action.

On the same date the complaint was filed against the Company, certain of its affiliated entities, Mr. Fishman and Brittania, the Company filed a suit in the Supreme Court of the State of New York, Nassau County against the former tenant, Norman Adie, the former tenant's principal, Jeffrey Fishman, Britannia and others. The Company's complaint alleges that Mr. Adie, Mr. Fishman and other defendants conspired to defraud the Company. The Company's lawsuit alleges commercial bribery, fraud, breach of fiduciary duty, tortious interference, intentional tort, violation of the New York Enterprise Corruption Act, respondeat superior, unjust enrichment and violations of RICO. The damages alleged in this lawsuit exceed $1 million, plus punitive damages, interest and costs. Both litigations are in preliminary stages where discovery has not yet commenced.

In the three and nine months ended September 30, 2005 one of the move theater joint ventures took a $2.56 million provision for valuation adjustment against a five screen movie theater under construction located in Monroe, New York, of which the Company has a 50% ($1.3 million) equity share. The joint venture had been funding construction at this property pursuant to a lease with an entity controlled by Norman Aide, who was also the principal of Pritchard Square Cinema LLC. The lease for the Monroe theater was terminated by mutual agreement in September 2004 and construction suspended at that time. The provision for valuation adjustment is based on a recently obtained third party appraisal which values the land only and a report by an independent engineering firm which estimates the value of the construction completed to date against which management has taken a significant discount. The Company has not to its knowledge engaged in any other transactions, direct or indirect, with Mr. Adie or any entity controlled or affiliated with him.

Results of Operations
---------------------

Comparison of Nine and Three Months Ended September 30, 2005 and 2004
---------------------------------------------------------------------

Revenues

Rental income increased by $5.2 million, or 33.4%, to $20.9 million for the nine months ended September 30, 2005 from $15.7 million for the nine months ended September 30, 2004. For the three months ended September 30, 2005, rental income increased by $1.5 million, or 28.1%, to $7.1 million from $5.6 million for the three months ended September 30, 2004. The increase in rental income is primarily due to $4.8 million and $1.4 million of rental revenues earned during the nine and three months ended September 30, 2005, respectively, on thirteen properties acquired by us between March 2004 and September 2005.

Operating Expenses

Depreciation and amortization expense increased by $1.2 million, or 41.4%, and $371,000, or 35.9%, to $4.1 million and $1.4 million for the nine and three months ended September 30, 2005, respectively. The increase in depreciation and amortization expense was primarily due to the acquisition of thirteen properties between March 2004 and September 2005.

General and administrative expenses increased by $797,000, or 33.2%, to $3.2 million for the nine months ended September 30, 2005. For the three months ended September 30, 2005, general and administrative expenses increased by $546,000,
or 68.2%, to $1.3 million.   The Company incurred fees of $536,000 during the
nine and three months ended September 30, 2005 relating to the investigation conducted by our Audit Committee into certain financial dealings of our former President and Chief Executive Officer, primarily fees of special counsel retained by the Audit Committee to assist the committee in its investigation.
In addition, there were increases of approximately $182,000 and $58,000, respectively, for executive and support personnel, primarily for legal and accounting services, including additional staffing requirements, allocated to us pursuant to a Shared Services Agreement among us and related entities. Also included in the nine months ended September 30, 2005 is an increase in compensation expense of $42,000 relating to the issuance of restricted stock and an increase in the fees of our independent public accounting firm of approximately $77,000, including $30,000 of costs associated with the internal control procedures related to compliance with Section 404 of the Sarbanes-Oxley Act. Professional fees also increased by $35,000 in the three months ended September 30, 2005 primarily due to an increase in fees to our independent public accounting firm. Additionally, for the nine and three months ended September 30, 2005, state taxes increased by approximately $33,000 and $10,000, director and officer liability insurance and directors' fees increased by approximately $39,000 and $-0-, and travel and other miscellaneous expenses decreased by approximately $11,000 and increased by $12,000, respectively. Payroll and related expenses decreased by $105,000 for the three months ended September 30, 2005 primarily because the Company did not make salary payments for our President and Chief Executive Officer after July 2005. Offsetting the increases in the nine months ended September 30, 2005 is a one-time expense of $101,000 we incurred in 2004 in connection with the initial listing of our common stock on the New York Stock Exchange.

Real estate expenses decreased by $52,000, or 15.4%, and $67,000, or 39.4%, for the nine and three months ended September 30, 2005, resulting primarily from a decrease in real estate taxes and operating expenses incurred in the 2004 nine and three month periods relating to two vacant properties.

Other Income and Expenses

Our equity in earnings of unconsolidated joint ventures decreased by $312,000, or 19%, to $1.3 million for the nine months ended September 30, 2005. For the three months ended September 30, 2005, equity in earnings of unconsolidated joint ventures decreased by $1.2 million, or 178%, to a loss of $524,000. The decreases result from a $2.56 million provision for valuation adjustment taken by one of our movie theater joint ventures against one of its five properties, of which 50%, or $1.3 million, is our equity share. The joint venture based this provision on a recently obtained third party appraisal on such property which valued the land only and a report by an independent engineering firm which estimated the value of the construction completed at such property to date, against which management has taken a significant discount. This decrease was offset in part by our equity share of income earned by two joint ventures organized in the second half of 2004. These joint ventures each purchased one property and we recognized equity in earnings of $333,000 and $84,000, respectively, from these joint ventures in the nine and three months ended September 30, 2005 compared to $58,000 in equity recognized in the nine and three months ended September 30, 2004. Additionally, in February 2005, the operator of one of the movie theaters owned by one of our joint ventures sold its business to an independent third party, which sale accelerated rent arrearages totaling $592,000 that were due in August 2005. We have a 50% interest in this joint venture and the accelerated payment resulted in an additional $296,000 of equity in earnings to us in the nine months ended September 30, 2005. Additional increases in equity earnings to us in the 2005 nine and three month periods resulted from rent payments from this new tenant and the write off during the nine months ended September 30, 2004 of the entire balance of unbilled rent receivable relating to this movie theater.

Interest and other income increased by $5,000, or 2.2%, and $79,000, or 111%, to $230,000 and $150,000, respectively, for the nine and three months ended September 30, 2005. The primary reason for the increase was interest earned during the three months ended September 30, 2005 on our investment of proceeds received from the sale of a property and mortgage financings in short-term cash equivalents.

Interest expense increased by $1.5 million, or 25.5%, and $451,000, or 22%, to $7.5 million and $2.5 million, respectively, for the nine and three months ended September 30, 2005. This includes increases of $1.2 million and $426,000, respectively, on our mortgages payable principally resulting from mortgages placed on ten properties between September 2004 and June 2005 and the assumption of mortgages in connection with the purchase of one property during March 2004 and one property during November 2004. In addition, interest expense related to our line of credit increased by $285,000 and $25,000, respectively, for the nine and three months ended September 30, 2005 resulting from borrowings made to facilitate the purchase of several properties.

Amortization of deferred financing costs increased by $72,000, or 20.6%, and decreased by $14,000, or 9.4%, to $421,000 and $135,000, respectively, for the nine and three months ended September 30, 2005. The increase for the nine month period results from mortgages placed on ten properties between September 2004 and June 2005. The decrease for the three month period results from the completed write off of old credit line costs in March 2005.

On June 30, 2005, we closed on the sale of unused developmental or "air" rights relating to our property located in Brooklyn, New York. The purchase price was approximately $11 million and in addition, the purchaser paid some of our closing expenses. The financial statement gain of approximately $10.25 million, recognized in the nine months ended September 30, 2005, will be tax deferred since we entered into a 1031 tax deferred exchange and used the sales proceeds to acquire an additional property.

Discontinued Operations

During the nine months ended September 30, 2005, we determined that the estimated fair value of a property held for sale was lower than the carrying amount and we recorded a $469,000 provision for the difference. This provision was in addition to the $366,000 provision on this property recorded by us at December 31, 2004. In early 2004, the retail tenant at this property filed for bankruptcy protection, disaffirmed its lease and vacated this store. There was no comparable provision in the nine and three months ended September 30, 2004.

On September 23, 2005, we sold a property located in Iowa for a sale price of approximately $1.8 million and recognized a gain of $639,000 in the nine and three months ended September 30, 2005.

On May 17, 2005, we sold a property located in Florida for a sale price of approximately $16.5 million and recognized a gain of $582,000 in the nine months ended September 30, 2005, which includes an expense of $8,000 incurred in the three months ended September 30, 2005 relating to this sale.

Liquidity and Capital Resources
-------------------------------

We had cash and cash equivalents of approximately $8.6 million at September 30, 2005. Our primary sources of liquidity are cash and cash equivalents, our revolving credit facility and cash generated from operating activities, including mortgage financings. We have a $62.5 million revolving credit facility with Valley National Bank, Merchants Bank Division, Bank Leumi USA, Manufacturers and Traders Trust Company and Israel Discount Bank of New York. The facility is available to us to pay down existing and maturing mortgages, to fund the acquisition of properties or to invest in joint ventures. The facility matures on June 30, 2007. Borrowings under the facility bear interest at the lower of LIBOR plus 2.5% or the bank's prime rate, and there is an unused facility fee of one-quarter of 1% per annum. Net proceeds received from the sale or refinancing of properties are required to be used to repay amounts outstanding under the facility if proceeds from the facility were used to purchase or refinance such properties. At November 4, 2005, there is no balance outstanding under the facility.

We are actively engaged in seeking additional property acquisitions, including the possibility of acquiring properties with joint venture partners, and we are involved in various stages of negotiation with respect to the acquisition of additional properties. We will fund our real estate acquisitions by using cash and cash equivalents, cash provided from operations, cash provided from mortgage financings and funds available under our credit facility.

We had no outstanding contingent commitments, such as guarantees of indebtedness, or any other contractual cash obligations at September 30, 2005.

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

It is our intention to pay to our stockholders within the time periods prescribed by the Internal Revenue Code no less than 90% of our annual taxable income, including gains on the sale of real estate except where we elect to defer gains for tax purposes and invest the proceeds in new properties under applicable rules of the Internal Revenue Code. It will continue to be our policy to make sufficient cash distributions to stockholders in order for us to maintain our REIT status under the Internal Revenue Code.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

All of our long-term mortgage debt bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages. Our credit line is a variable rate facility which is sensitive to interest rates. However, for the nine and three months ended September 30, 2005, due to a low average balance outstanding on the credit line, we do not believe that the effect of changes in interest rates would materially impact the amount of interest expense incurred.

Item 4. - Controls and Procedures
          -----------------------

As required under Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2005 are effective.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the first nine months of the fiscal year ending December 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
           -----------------

         For a description of all material proceedings, please see Note 12 to the Consolidated Financial Statements included in Part I, Item 1 of this report and the Company's Current Report on Form 8-K filed on August 16, 2005, which Current Report is incorporated herein by reference.

Item 6.    Exhibits
           --------

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



                          One Liberty Properties, Inc.
                          ----------------------------
                                  (Registrant)






November 9, 2005               /s/ Fredric H. Gould
----------------               ---------------------------
Date                           Fredric H. Gould
                               President and
                               Chief Executive Officer
                               (authorized officer)




November 9, 2005               /s/ David W. Kalish
----------------               ----------------------------
Date                           David W. Kalish
                               Senior Vice President and
                               Chief Financial Officer
                               (principal financial officer)

                                  EXHIBIT 31.1
                                  CERTIFICATION

   I, Fredric H. Gould, President and Chief Executive Officer of One Liberty Properties, Inc. certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 of One Liberty Properties, Inc.

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


   Date:   November 9, 2005        /s/ Fredric H. Gould
                                   -------------------------------
                                   Fredric H. Gould
                                   President and Chief Executive Officer

                                  EXHIBIT 31.2
                                  CERTIFICATION

   I, David W. Kalish, Senior Vice President and Chief Financial Officer of One Liberty Properties, Inc. certify that:

    1. I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 of One Liberty Properties, Inc.

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

Date:   November 9, 2005                  /s/ David W. Kalish
                                          ------------------------
                                          David W. Kalish
                                          Senior Vice President
                                          and Chief Financial Officer

                                  EXHIBIT 32.1

             CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

                           PURSUANT TO 18 U.S.C. 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, Fredric H. Gould, President and Chief Executive Officer of One Liberty Properties, Inc., (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   November 9, 2005            /s/ Fredric H. Gould
                                    -----------------------
                                    Fredric H. Gould
                                    President and Chief Executive Officer

                                  EXHIBIT 32.2

       CERTIFICATION OF SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                           PURSUANT TO 18 U.S.C. 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, David W. Kalish, Senior Vice President and Chief Financial Officer of One Liberty Properties, Inc. (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   November 9, 2005            /s/ David W. Kalish
                                    -----------------------------
                                    David W. Kalish
                                    Senior Vice President
                                    and Chief Financial Officer