Form 10-K
period 2005-12-31
ONE LIBERTY PROPERTIES INC
filed 2006-03-16
CIK 712770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               [ X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of l934

                   For the fiscal year ended December 31, 2005
                                       Or
              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

                                      NONE

         Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

Yes             No      X
    ------             ----

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes             No      X
    ------             ----

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

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check One):

Large Accelerated Filer     Accelerated Filer  X  Non-Accelerated Filer
                        ---                   ---                       ---

         Indicate by check mark whether registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).

Yes             No      X
    ------             ----

         As of June 30, 2005 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of all common equity held by non-affiliates of the registrant, computed by reference to the price at which common equity was last sold on said date, was approximately $159.6 million.

         As of March 10, 2006, the registrant had 9,924,255 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the annual meeting of stockholders of One Liberty Properties, Inc., to be filed pursuant to Regulation 14A not later than April 30, 2006, are incorporated by reference into Part III of this Form 10-K.

                                   PART I
Item 1.  Business
         --------
General

        We are a self-administered and self-managed real estate investment trust, also known as a REIT. We were incorporated under the laws of the State of Maryland on December 20, 1982. We acquire, own and manage a geographically diversified portfolio of retail, industrial, office, health and fitness, movie theater and other properties, a substantial portion of which are under long-term leases. Substantially all of our leases are "net leases," under which the tenant is typically responsible for real estate taxes, insurance and ordinary maintenance and repairs. As of December 31, 2005, we own forty five properties, including a 50% tenancy in common interest in one property, and participate in six joint ventures that own a total of fourteen properties (including one vacant property held for sale). Our properties and the properties owned by our joint ventures are located in twenty three states and have an aggregate of approximately 5.4 million square feet of space (including approximately 106,000 square feet of space at the property in which we own a tenancy in common interest and an aggregate of approximately 2.1 million square feet of space at properties in which we have a joint venture participation).

        Under the terms of our current leases, our 2006 contractual rental income will be approximately $29 million, including approximately $1.2 million of rental income payable on our tenancy in common interest. In 2006, we expect that our share of the rental income payable to our six joint ventures will be approximately $7 million, without taking into consideration any rent that we would receive if the vacant properties owned by our joint ventures are rented. On December 31, 2005, the occupancy rate of properties owned by us was 100% based on square footage (including the property owned by us as a tenant in common) and the occupancy rate of properties owned by our joint ventures was 99.2% based on square footage (exclusive of vacant land owned by one of our joint ventures). The weighted average remaining term of the leases in our portfolio, including our tenancy in common interest, is 11.1 years based on our 2006 contractual rental income and 13.9 years for the leases at properties owned by our joint ventures based on 2006 projected rent payable to our joint ventures.

Acquisition Strategies

       We seek to acquire properties throughout the United States that have locations, demographics and other investment attributes that we believe to be attractive. We believe that long-term leases provide a predictable income stream over the term of the lease, making fluctuations in market rental rates and in real estate values less significant to achieving our overall investment objectives. Our goal is to acquire properties that are subject to long-term net leases that include periodic contractual rental increases. Periodic contractual rental increases provide reliable increases in future rent payments, while rent increases based on the consumer price index provide protection against inflation. Long-term leases also make it easier for us to obtain longer-term, fixed-rate mortgage financing with principal amortization, thereby moderating the interest rate risk associated with financing or refinancing our property portfolio by reducing the outstanding principal balance over time. Although we regard long-term leases as an important element of our acquisition strategy, we will acquire a property that is subject to a short-term lease where we believe the property represents a good opportunity for recurring income and residual value.

         Generally, we intend to hold the properties we acquire for an extended period of time. Our investment criteria are intended to identify properties from which increased asset value and overall return can be realized from an extended period of ownership. Although our investment criteria favor an extended period of ownership of our properties, we may dispose of a property following a lease termination or expiration or even during the term of a lease if (i) we regard the disposition of the property as an opportunity to realize the overall value of the property sooner or (ii) to avoid future risks by achieving a determinable return from the property.

         We generally identify properties through the network of contacts of our senior management and our affiliates, which include real estate brokers, private equity firms, banks and law firms. In addition, we attend industry conferences and engage in direct solicitations.

         There is no limit on the number of properties in which we may invest, the amount or percentage of our assets that may be invested in any specific property or property type, or on the concentration of investments in any geographic area in the United States. We do not intend to acquire properties located outside of the United States. We will continue to form entities to acquire interests in real properties, either alone or with other investors, and we may acquire interests in joint ventures or other entities that own real property.

         It is our policy, and the policy of our affiliated entities, that any investment opportunity presented to us or to any of our affiliated entities that involves primarily the acquisition of a net leased property will first be offered to us and declined by us before any of our affiliated entities may pursue the opportunity.

Investment Evaluation

         In evaluating potential net lease investments, we consider, among other criteria, the following:

o  an evaluation of the property and improvements, given its location and use;
o  the current and projected cash flow of the property;
o  the estimated return on equity to us;
o  local demographics (population and rental trends);
o  the ability of the tenant to meet operational needs and lease obligations;
o the terms of tenant leases, including the relationship between current rents and market rents;
o  the projected residual value of the property;
o  potential for income and capital appreciation;
o  occupancy of and demand for similar properties in the market area; and
o  alternative use for the property at lease termination.

Our Business Objectives and Growth Strategy

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

Typical Property Attributes

         The properties in our portfolio and owned by our joint ventures typically have the following attributes:

o Net leases. Substantially all of the leases are net leases under which the tenant is typically responsible for real estate taxes, insurance and ordinary maintenance and repairs. We believe that investments in net leased properties offer more predictable returns than investments in properties that are not net leased;

o Long-term leases. The properties acquired are generally subject to long-term leases. Excluding leases relating to properties owned by our joint ventures, leases representing approximately 81% of our 2006 contractual rental income expire after 2011, and leases representing approximately 51% of our 2006 contractual rental income expire after 2015. Leases representing approximately 98% and 89% of the rental income payable in 2006 on properties owned by our joint ventures expire after 2011 and 2015, respectively; and

o Scheduled rent increases. Leases representing approximately 81% of our 2006 contractual rental income provide for either scheduled rent increases or periodic contractual rent increases based on the consumer price index. Leases representing approximately 71% of the rental income payable in 2006 on properties owned by our joint ventures provide for scheduled rent increases.

Our Tenants

         The following table sets forth information about the diversification of our tenants (excluding tenants of our joint ventures) by industry sector as of December 31, 2005:


                                                                                        Percentage of
Type of                Number of                    2006 Contractual                  2006 Contractual
Property               Tenants                      Rental Income (1)                   Rental Income
--------               --------                     -----------------                   -------------

Retail                    34                           $12,804,347                           44.1%
Industrial                 7                             5,047,124                           17.4
Office (2)                 3                             4,109,482                           14.2
Movie theater              2                             2,397,019                            8.3
Flex                       3                             2,378,830                            8.2
Health & fitness           3                             1,615,683                            5.6
Residential                1                               650,000                            2.2
                       -----                           -----------                          -----
                          53                           $29,002,485                          100.0%
                       =====                            ===========                          =====


(1) 2006 contractual rental income includes rental income that is payable to us during 2006 for properties owned by us at December 31, 2005, including rental income payable on our tenancy in common interest.

(2)    Includes a property in which we own a 50% tenancy in common interest.

         Although the main focus of our analysis is the intrinsic value of a property, we seek to acquire properties that we believe will provide attractive current returns from leases with tenants that operate profitably, even if our tenants are typically not rated or are rated below investment grade. We will acquire a property if we believe that the quality of the underlying real estate mitigates the risk that may be associated with any default by the tenant. Most of our retail tenants operate on a national basis and include, among others, Barnes & Noble, Inc., Walgreen Co., The Sports Authority, Inc., Best Buy Co., Inc., TGI Friday's Inc., Party City Corporation, Circuit City Stores, Inc., Petco Animal Supplies, Inc. and CarMax Auto Superstores, Inc. Of properties owned by us as of December 31, 2005, 27 are net leased to various retail operators under long-term leases of which 23 of the retail properties are net leased to single tenants and four properties are net leased to two to four separate tenants pursuant to separate leases. Seven of our properties are industrial-type buildings, one of which is used as a frozen food warehouse, two of our properties, with three tenants, are flex-type buildings (office, research and development and warehouse) and three are health and fitness facilities. We also own three office properties, one residential property, and two movie theaters, one of which we hold as ground lessee under a long-term lease.

Our Leases

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

       Our typical lease provides for contractual rent increases periodically throughout the term of the lease. Some of our other leases provide for rent increases pursuant to a formula based on the consumer price index. While some of our leases also provide for minimum rents supplemented by additional payments based on sales derived from the property subject to the lease, such additional payments were not a material part of our 2005 rental revenues and are not expected to be a material part of our 2006 rental revenues.

       Our policy has been to acquire properties that are subject to existing long-term leases or to enter into long-term leases with our tenants. Our leases generally provide the tenant with one or more renewal options.

       The following table sets forth scheduled lease expirations of leases for our properties (excluding joint venture properties) as of December 31, 2005:


                                                                                                    % of 2006 Contractual
                                             Approximate Square          2006 Contractual                Rental Income
Year of Lease               Number of          Feet Subject to          Rental Income Under             Represented by
Expiration (1)(2)        Expiring Leases       Expiring Leases           Expiring Leases (3)            Expiring Leases
----------               ---------------       ---------------           ---------------                ---------------

2006                            1                    15,000                 $    89,587                         .3%
2007                            2                    19,000                     431,568                        1.5
2008                            3                   520,272                   1,854,504                        6.4
2009                            3                   200,468                     952,894                        3.3
2010                            3                    19,038                     349,825                        1.2
2011                            3                   193,428                   1,956,379                        6.7
2012                            -                         -                           -                          -
2013                            4                    94,942                   1,333,263                        4.6
2014                           14                   700,200                   5,614,246                       19.4
2015 and
    thereafter                 20                 1,511,613                  16,420,219                       56.6
                            -----                 ---------                  ----------                       ----

                               53                 3,273,961                 $29,002,485                      100.0%
                            =====                 =========                 ===========                      =====


             ----------------
(1)  Lease expirations assume tenants do not exercise existing renewal options.
(2)  Includes a property in which we have a tenancy in common interest.
(3) 2006 contractual rental income includes rental income that is payable to us during 2006 under existing leases on properties we owned at December 31, 2005 (including rental income payable on our tenancy in common interest).


Financing, Re-Renting and Disposition of Our Properties

       Under our governing documents, there is no limit on the level of debt that we may incur. However, the terms of our credit facility with Valley National Bank, Merchants Bank Division, Bank Leumi, USA, Manufacturers and Traders Trust Company and Israel Discount Bank of New York limit the total indebtedness that we may incur to an amount equal to approximately 70% of the value (as defined) of our properties, among other limitations in the credit facility on our ability to incur additional indebtedness. We borrow funds on a secured and unsecured basis and intend to continue to do so in the future. We mortgage specific properties on a non-recourse basis (subject to standard carve-outs) to enhance the return on our investment in a specific property. We maintain a $62.5 million revolving credit line that is a full recourse obligation. The proceeds of mortgage loans and amounts drawn on our credit line may be used for property acquisitions, investments in joint ventures or other entities that own real property, to reduce bank debt and for working capital purposes.

       With respect to properties we acquire on a free and clear basis, we usually seek to obtain long-term fixed-rate mortgage financing shortly after the acquisition of such property to avoid the risk of movement of interest rates and fluctuating supply and demand in the mortgage markets. We also will acquire a property that is subject to (and will assume) a fixed-rate mortgage. Substantially all of our mortgages provide for amortization of part of the principal balance during the term, thereby reducing the refinancing risk at maturity. Some of our properties may be financed on a cross-defaulted or cross-collateralized basis, and we may collateralize a single financing with more than one property.

       After termination or expiration of any lease relating to any of our properties (either at lease expiration or early termination), we will seek to re-rent or sell such property in a manner that will maximize the return to us, considering, among other factors, the income potential and market value of such property. We acquire properties for long-term investment for income purposes and do not typically engage in the turnover of investments. We will consider the sale of a property prior to termination or expiration of the relevant lease if a sale appears advantageous in view of our investment objectives. We may take a purchase money mortgage as partial payment in lieu of cash in connection with any sale and may consider local custom and prevailing market conditions in negotiating the terms of repayment. If there is a substantial tax gain, we may seek to enter into a tax deferred transaction and reinvest the proceeds in another property. It is our policy to use any cash realized from the sale of properties, net of any distributions to stockholders to maintain our REIT status, to pay down amounts due under our line of credit, if any, and for the acquisition of additional properties.

Our Joint Ventures

         We are a joint venture partner in six joint ventures that own a total of fourteen properties (including one vacant property held for sale) and have an aggregate of approximately 2.1 million square feet of space. We own a 50% equity interest in five of our joint ventures and a 36% equity interest in the sixth joint venture and at December 31, 2005 our investment in unconsolidated joint ventures is approximately $27 million.

        We are designated as "managing member" or "manager" under the operating agreements of five of our six joint ventures, including our two "movie theater" joint ventures. Our two movie theater joint ventures, with the same joint venture partner, own nine movie theater properties having a total of 164 screens. Eight of the nine movie theaters owned by the two "movie theater" joint ventures are megaplex theaters with stadium-style seating and are leased to and operated by a national movie theater operator. The other theater, located in Brooklyn, NY, is an "in town" multi-screen theater with partial stadium-style seating and is leased to and operated by a publicly held entity. Megaplex movie theaters have multiple screens. Stadium style seating provides for seating with elevation between rows to provide unobstructed viewing. In addition, one of the "movie theater" joint ventures owns a .26 of an acre parcel of land, located in Monroe, NY, on which a movie theater was being constructed. The lease with the lessee and proposed operator was terminated in 2004, construction was stopped and the joint venture is seeking to lease or sell this property, which has been written down on the joint venture's books to $640,000 from $3.2 million.

         Each of the other four joint ventures in which we participate as a joint venture partner owns one property, two of which are retail and two of which are industrial. One of the retail properties, which contains 17,108 square feet of rental space, has been vacant since February 2004 and we cannot at this time project when a new lease will be consummated or, if the property is offered for sale that the venture will be able to consummate an advantageous sale.

         Based on existing leases, we anticipate that our share of rental income payable to our joint ventures in 2006 will be approximately $7 million, of which 81.2% is expected to be attributable to our two movie theater joint ventures. In accordance with the terms of existing leases, the lease relating to one property, owned by a joint venture, which is expected to contribute 2.2% to the projected rental income payable to our joint ventures in 2006, will expire in 2010. The leases relating to the other properties owned by our joint ventures are scheduled to expire in 2015 and thereafter.

Other Types of Investments

       From time to time we have invested, on a limited basis, in publicly traded shares of other REITs and may make such investments on a limited basis in the future. We also may invest, on a limited basis, in the shares of entities not involved in real estate investments, provided that no such investment adversely affects our ability to qualify as a REIT under the Internal Revenue Code of 1986, as amended. We do not have any plans to invest in or to originate loans to other persons, whether or not secured by real property. Although we have not done so in the past, we may issue securities in exchange for properties that fit our investment criteria. We have not previously invested in the securities of another entity for the purpose of exercising control, and we do not have any present plans to invest in the securities of another entity for such purpose.

Competition

       We face competition for the acquisition of net leased properties from a variety of investors including domestic and foreign corporations and real estate companies, financial institutions, insurance companies, pension funds, investment funds, other REITs and individuals, some of which have significant advantages over us, including a larger, more diverse group of properties and greater financial and other resources than we have. We have recently experienced increased competition for the acquisition of net leased properties. We believe that our management's experience in real estate, mortgage lending, credit underwriting and transaction structuring allows us to compete effectively for properties.

Employees

         We share executive, administrative, legal, accounting and clerical personnel with several affiliated entities including, among others, Gould Investors L.P., a limited partnership involved in the ownership and operation of a diversified portfolio of real estate, which owned 8% of our common stock at December 31, 2005, and BRT Realty Trust, a publicly-traded mortgage lending REIT. Patrick J. Callan, Jr., our president, Lawrence G. Ricketts, Jr., a vice president, and two other employees devote substantially all of their business time to our company, while our other personnel share their services on a part-time basis with us and other affiliated entities that share our executive offices. The allocation of expenses for the shared personnel is computed in accordance with a shared services agreement by and among us and the affiliated entities, which we refer to as the Shared Services Agreement. The allocation is based on the estimated time devoted by executive, administrative, legal, accounting and clerical personnel to the affairs of each entity that is a party to the Shared Services Agreement.

         We believe that the Shared Services Agreement allows our company to benefit from access to, and from the services of, a group of senior executives with significant knowledge and experience. If not for the structure established under the Shared Services Agreement, we believe that a company of our size would not have access to the skills and expertise of these executives at the cost that we currently incur. For a description of the background of our management, please see the information under the heading "Executive Officers" in Part I of this Annual Report.

Available Information

         Our Internet address is www.onelibertyproperties.com. On the Investor Information page on our web site, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings on our Investor Information Web page, which also includes Forms 3, 4 and 5 filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, are available to be viewed free of charge. On the Corporate Governance page of our web site, we post the following charters and guidelines: Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Corporate Governance Guidelines and Code of Business Conduct and Ethics. All such charters and guidelines on our Corporate Governance Web page are available to be viewed free of charge. Information contained on our web site is not part of, and is not incorporated by reference into, this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission. A copy of this Annual Report on Form 10-K and those items disclosed on our Investor Information Web page and our Corporate Governance Web page are available without charge upon written request to: One Liberty Properties, Inc., 60 Cutter Mill Road, Suite 303, Great Neck, New York 11021, Attention:
Secretary.

Forward-Looking Statements

         This Annual Report on Form 10-K, together with other statements and information publicly disseminated by One Liberty Properties, Inc., contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions or variations thereof. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to:

o  general economic and business conditions;
o  general and local real estate conditions;
o the financial condition of our tenants and the performance of their lease obligations;
o changes in governmental laws and regulations relating to real estate and related investments;
o  the level and volatility of interest rates;
o  competition in our industry;
o  accessibility of debt and equity capital markets;
o  the availability of and costs associated with sources of liquidity; and
o the other risks described under "Risks Related to Our Company" and "Risks Related to the REIT Industry."

         Any or all of our forward-looking statements in this report, in our Annual Report to Stockholders and in any other public statements we make may turn out to be wrong . They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed and you are cautioned not to place undue reliance on these forward-looking statements. Actual future results may vary materially.

         Except as may be required under the federal securities laws, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission.

       Set forth below is a detailed discussion of certain risks affecting our business. The categorization of risks set forth below is meant to help you better understand the risks facing our business and is not intended to limit your consideration of the possible effects of these risks to the listed categories. Any adverse effects related to the risks discussed below may, and likely will, adversely affect many aspects of our business.


Item 1A.  Risk Factors.
          ------------

         In addition to the other information contained or incorporated by reference in this Form 10-K, readers should carefully consider the following risk factors:

Risks Related to Our Business
-----------------------------

The financial failure of our tenants would be likely to cause significant reductions in our revenues, our equity in earnings of unconsolidated joint ventures and in the value of our real estate portfolio.

       Based on 2006 contractual rental income, 85% of our rental revenues are generated from properties which are leased to single tenants. Accordingly, the financial failure or other default of a tenant in non-payment of rent or property related expenses or the termination of a lease could cause a significant reduction in our revenues. Additionally, approximately 45% of our rental revenues (excluding rental revenues from our joint ventures) for the year ended December 31, 2005 was derived from retail tenants and approximately 44% of our 2006 contractual rental income will be derived from retail tenants. We also anticipate that significant revenues will be realized in 2006 by our two movie theater joint ventures. Weakening economic conditions in the retail or theater industries could result in the financial failure, or other default, of a significant number of our tenants and the tenants of our joint ventures. In 2004 and 2005 three retail tenants, each the only tenant at a retail property owned by us, filed for protection under Chapter II of the federal bankruptcy laws. One of these properties was vacant for approximately 17 months (until the property was sold in December 2005) after the tenant rejected the lease. This property was sold for a loss of $9,400, after we had previously recorded a valuation allowance aggregating $835,000. With respect to the other two properties, each tenant rejected its lease, one property was vacant for approximately three months (until the property was sold in September 2005 for a gain of $639,000) and one property was sold in November 2005 for a gain of $369,000 (we did not experience a vacancy at this property). In addition, a building owned by a joint venture in which we have a 50% economic interest, was leased to a tenant which filed for protection under Chapter II. The tenant rejected the lease in June 2004 and the property has been vacant since that time. It is possible that other tenants could file for protection under federal bankruptcy laws or state insolvency proceedings or could face similar difficulties in the future. In the event of a default by a tenant, we may experience delays in enforcing our rights as landlord and sustain a loss of revenues and substantial costs in protecting our investment. We may also face liabilities arising from the tenant's actions or omissions that would reduce our revenues and the value of our portfolio. Also, if we are unable to re-rent a property when an existing lease terminates, we receive no revenues from such property and are required to pay taxes, insurance and other operating expenses during the vacancy period, and could as a result experience a decline in the value of the property.

A significant portion of our revenues and/or our 2006 contractual rental income is derived from five tenants. The default, financial distress or failure of any of these tenants could significantly reduce our revenues.

       New Flyer of America, Inc., L-3 Communications Corp. and Barnes and Noble, Inc. ( a tenant at three separate locations) accounted for approximately 6.5%, 6.1%, and 5.2%, respectively, of our rental revenues (excluding rental revenues from our joint ventures) for the year ended December 31, 2005 and account for 5.4%, 5.8%, and 5.2%, respectively, of our 2006 contractual rental income. DSM Nutritional Products, Inc., a tenant at a property we acquired in September 2005 accounts for 6.3% of our 2006 contractual rental income. Regal Cinemas, Inc., a tenant at four theaters owned by our movie theater joint ventures, accounted for 36% of the total rental revenues of our joint ventures for the year ended December 31, 2005 and will account for 37% of our share of projected rent payable in 2006 to our joint ventures. In addition, Regal Cinemas, Inc., is a tenant at a theater owned by us and accounted for approximately 4.3% of our rental revenues for the year ended December 31, 2005 and accounts for 4% of our 2006 contractual rental income. The default, financial distress or bankruptcy of any of these tenants could cause interruptions in the receipt or the loss of a significant amount of rental revenues and result in the vacancy of the property occupied by the defaulting tenant, which would significantly reduce our rental revenues (or the rental revenues of our joint ventures) and net income until the property is re-rented, and could decrease the ultimate sale value of the property.

The inability to repay our indebtedness could reduce cash available for distributions and cause losses.

       As of December 31, 2005, we had outstanding approximately $167 million in long-term mortgage indebtedness, all of which is non-recourse (subject to standard carve-outs). As of December 31, 2005, our ratio of mortgage debt to total assets was approximately 51%. In addition, as of December 31, 2005, our joint ventures had approximately $74.5 million in total long-term mortgage indebtedness (all of which is non-recourse subject to standard carve-outs). The mortgages on properties owned by each of our two "movie theater" joint ventures are cross collateralized. The risks associated with our debt and the debt of our joint ventures include the risk that cash flow for the properties securing the mortgage indebtedness will be insufficient to meet required payments of principal and interest. Further, if a property or properties are mortgaged to collateralize payment of indebtedness and we or any of our joint ventures is unable to make mortgage payments on the secured indebtedness, the lender could foreclose upon the property or properties resulting in a loss of revenues to us and a decline in the value of our portfolio. Even with respect to non-recourse indebtedness, the lender may have the right to recover deficiencies from us under certain circumstances that could result in a reduction in the amount of cash available to meet expenses and to make distributions to our stockholders and in a deterioration of our financial condition.

If we are unable to refinance our borrowings at maturity at favorable rates or otherwise raise funds, our net income may decline or we may be forced to sell properties on disadvantageous terms, which would result in the loss of revenues and in a decline in the value of our portfolio.

       Only a small portion of the principal of our mortgage indebtedness and the mortgage indebtedness of our joint ventures will be repaid prior to maturity and neither we nor our joint ventures plan to retain sufficient cash to repay such indebtedness at maturity. Accordingly, in order to meet these obligations, we will have to use funds available under our credit line, if any, to refinance debt or seek to raise funds through the financing of unencumbered properties, sale of properties or sale of additional equity. Between January 2006 and December 31, 2010, we will have to refinance an aggregate of approximately $32 million of maturing debt, of which approximately $2.2 will have to be refinanced in 2006 and approximately $3.8 million will have to be refinanced in 2007. Our joint ventures do not have maturing debt until 2012. We can give no assurance that we (or our joint ventures) will be able to refinance this debt or arrange additional debt financing on unencumbered properties on terms as favorable as the terms of existing indebtedness, or at all. If interest rates or other factors at the time of refinancing result in interest rates higher than the interest rates currently being paid, interest expense would increase, which would adversely affect our net income, financial condition and the amount of cash available for distribution to stockholders. If we (or our joint ventures) are not successful in refinancing existing indebtedness or financing unencumbered properties, selling properties on favorable terms or raising additional equity, our cash flow (or the cash flow of a joint venture) will not be sufficient to repay all maturing debt when payments become due, and we (or a joint venture) may be forced to dispose of properties on disadvantageous terms, which would result in the loss of revenues and in a decline in the value of our portfolio.

       As of December 31, 2005, we had zero outstanding on our revolving credit facility. Depending on our acquisition program, we could borrow a significant amount under our credit facility in 2006. The facility is guaranteed by all of our subsidiaries which own unencumbered properties and the shares of stock of all other subsidiaries are pledged as collateral. The risks associated with our revolving credit facility include the risk that our cash flow will be insufficient to meet required payments of interest. Also, we may be unable to negotiate a new facility at the maturity date and may be unable to pay off the amount then outstanding. This could result in a reduction in the amount of cash available to meet expenses and to make distributions to holders of our common stock.

Increased borrowings could result in increased risk of default on our repayment obligations and increased debt service requirements.

       Our governing documents do not contain any limitation on the amount of indebtedness we may incur. However, the terms of our credit facility with Valley National Bank, Merchants Bank Division, Bank Leumi, USA, Manufacturers and Traders Trust Company and Israel Discount Bank of New York limit the total indebtedness that we may incur to an amount equal to approximately 70% of the value (as defined) of our properties, among other limitations in the credit facility on our ability to incur additional indebtedness. Increased leverage could result in increased risk of default on our payment obligations related to borrowings and in an increase in debt service requirements, which could reduce our net income and the amount of cash available to meet expenses and to make distributions to holders of our common stock.

If we are unable to re-rent properties upon the expiration of our leases, it could adversely affect our revenues and ability to make distributions, and could reduce the value of our portfolio.

       Substantially all of our revenues are derived from rental income paid by tenants at our properties. We cannot predict whether current tenants will renew their leases upon the expiration of their terms. In addition, we cannot predict whether current tenants will attempt to terminate their leases (including taking advantage of provisions of the federal bankruptcy laws), or whether defaults by tenants may result in termination of their leases prior to the expiration of their current terms. If tenants terminate or fail to renew their leases, or if leases terminate due to defaults or in the course of a bankruptcy proceeding, we may not be able to locate qualified replacement tenants and, as a result, we would lose a source of revenue while remaining responsible for the payment of our mortgage obligations and the expenses related to the properties, including real estate taxes and insurance. Even if tenants decide to renew their leases or we find replacement tenants, the terms of renewals or new leases, including the cost of required renovations or concessions to tenants, or the expense of reconfiguration of a single tenancy property for use by multiple tenants, may be less favorable than current lease terms and could reduce the amount of cash available to meet expenses and to make distributions to holders of our common stock.

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

       We are subject to the general risks of investing in real estate. These include adverse changes in economic conditions and local conditions such as changing demographics, retailing trends and traffic patterns, declines in the rental rates, changes in the supply and price of quality properties and the market supply and demand of competing properties, the impact of environmental laws, security concerns, prepayment penalties applicable under mortgage financing, changes in tax, zoning, building code, fire safety and other laws, the type of insurance coverages available in the market, and changes in the type, capacity and sophistication of building systems. In particular, approximately 44% of our 2006 contractual rental income will come from retail tenants; therefore vulnerable to any economic decline that negatively impacts the retail sector of the economy. Any of these conditions could have an adverse effect on our results of operations, liquidity and financial condition.

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

       We do not have specific limitations on the total percentage of our real estate properties that may be located in any one area. Consequently, properties that we own may be located in the same or a limited number of geographic regions. Approximately 36% of our rental income (excluding our share of the rental income from our joint ventures) for the year ended December 31, 2005 were, and approximately 35% of our 2006 contractual rental income will be, derived from properties located in New York and Texas. As a result, a decline in the economic conditions in these geographic regions, or in geographic regions where our properties may be concentrated in the future, may have an adverse effect on the rental and occupancy rates for, and the property values of, these properties, which could lead to a reduction in our rental income and in the value of these properties.

Our inability to control our joint ventures could result in diversion of time and effort by our management and the inability to achieve the goals of the joint venture or the tenancy in common.

       We presently are a venturer in six joint ventures which own fourteen properties and we own 50% of another property as tenant in common with a group of investors pursuant to a tenancy in common agreement. At December 31, 2005 our investment in unconsolidated joint ventures is approximately $27 million and the tenancy in common interest represents a net investment of approximately $500,000 by us. These investments may involve risks not otherwise present in investments made solely by us, including that our co-investors may have different interests or goals than we do, or that our co-investors may not be able or willing to take an action that is desired by us. Disagreements with or among our co-investors could result in substantial diversion of time and effort by our management team and the inability of the joint venture or the tenancy in common to successfully operate, finance, lease or sell properties as intended by our joint venture agreements or tenancy in common agreement. In addition, because we may, under the terms of our credit facility, invest a total of $90 million in joint ventures, we may invest a significant amount of our funds into joint ventures which ultimately may not be profitable as a result of disagreements with or among our co-investors.

Our joint venture agreements and tenancy in common agreement contain provisions related to the transfer of our interest, resolution of disputes and future capital contributions that could limit our ability to liquidate our interest or adversely affect the value of our investments.

    The joint venture agreements entered into for each of our ventures generally provide that we cannot finance or transfer our interest in the joint venture without the consent of the other venturers. If we are unable to obtain the consent of our co-venturers to a proposed financing or transfer of our interest, we may be unable to dispose of such interest on favorable terms. The tenancy in common agreement provides each party with a right of first refusal in the event the other party decides to transfer its tenancy in common interest. The right of first refusal may make it more difficult for us to sell our interest in the property. In addition, the tenancy in common agreement requires the consent of the other parties to a proposed financing of the property. Our joint venture agreements and tenancy in common agreement also contain provisions governing disputes that could cause us to acquire the interest of co-investors on unfavorable terms or without adequate time to obtain satisfactory financing or cause us to sell our interest on terms that may be disadvantageous. In addition, if we fail to contribute any additional capital that we are required to contribute in the future to any of these investments, our interest may be reduced disproportionately, or a co-investor may elect to fund our portion of the capital contribution, which would result in that co-investor acquiring a preferred rate of return and a right to receive interest on the amount of such contribution. The occurrence of any of these events would adversely affect the value of our investment.

Competition in the real estate business is intense and could reduce our revenues and harm our business.

       We compete for real estate investments with all types of investors, including domestic and foreign corporations and real estate companies, financial institutions, insurance companies, pension funds, investment funds, other REITs and individuals. Many of these competitors have significant advantages over us, including a larger, more diverse group of properties and greater financial and other resources. We have recently experienced increased competition for the acquisition of net leased properties. Our failure to compete successfully with these competitors could result in our inability to identify and acquire valuable properties and to achieve our growth objectives.

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

       We depend on the services of Fredric H. Gould, chairman of our board of directors and chief executive officer, Patrick J. Callan, Jr., our president, Lawrence G. Ricketts, our vice president and other members of our senior management to carry out our business and investment strategies. Only two, of our officers, Mr. Callan and Mr. Ricketts, devote substantially all of their business time to our company. The remainder of our senior management personnel share their services on a part-time basis with entities affiliated with us and located in the same executive offices under the Shared Services Agreement. As we expand, we will continue to need to attract and retain qualified senior management and other key personnel, both on a full-time and shared basis. The loss of the services of any of our senior management or other key personnel, or our inability to recruit and retain qualified personnel in the future, could impair our ability to carry out our business and investment strategies. We do not carry key main life insurance on members of our senior management.

Our transactions with affiliated entities involve conflicts of interest.

       We have entered into a number of transactions with persons and entities affiliated with us and with certain of our officers and directors and we intend to enter into transactions with such persons in the future. In particular, during the year ended December 31, 2005, Majestic Property Management Corp., a company owned by Mr. Gould and in which certain of our executive officers are officers, received an aggregate of $131,000 for management fees and $156,000 for mortgage brokerage fees from our joint ventures. In addition in 2005, we paid Majestic Property Management Corp. approximately $1 million for mortgage brokerage fees, sales commissions, management fees and construction supervisory fees. Our policy is to insure that we receive terms in transactions with affiliates that are at least as favorable to us as similar transactions we would enter into with unaffiliated persons and these transactions have been approved by our Audit Committee and by a majority of our board of directors, including a majority of our independent directors. However, these transactions raise the potential that we may not receive terms as favorable as those that we would receive if the transactions were entered into with unaffiliated entities.

We are required by certain of our net lease agreements to pay property related expenses that are not the obligations of our tenants.

       Under the terms of substantially all of our net lease agreements, in addition to satisfying their rent obligations, our tenants are responsible for the payment of real estate taxes, insurance and ordinary maintenance and repairs. However, in the case of certain leases, we may pay some expenses, such as the costs of environmental liabilities, roof and structural repairs, insurance and certain non-structural repairs and repairs and maintenance. If our properties incur significant expenses that must be paid by us under the terms of our lease agreements, our business, financial condition and results of operations will be adversely affected and the amount of cash available to meet expenses and to make distributions to holders of our common stock may be reduced.

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

       We intend to pay quarterly dividends and to make distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to quality for the tax benefits accorded to a REIT under the Internal Revenue Code of 1986, as amended. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by the risk factors described in this Annual Report. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will be able to pay dividends in the future.

Risks Related to the REIT Industry
----------------------------------

Failure to qualify as a REIT would result in material adverse tax consequences and would significantly reduce cash available for distributions.

       We believe that we operate so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended. Qualification as a REIT involves the application of technical and complex legal provisions for which there are limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In addition, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. If we fail to quality as a REIT, we will be subject to federal, certain additional state and local income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and would not be allowed a deduction in computing our taxable income for amounts distributed to stockholders. In addition, unless entitled to relief under certain statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. The additional tax would reduce significantly our net income and the cash available for distributions to stockholders.

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

Item 1B.   Unresolved Staff Comments.
           -------------------------
             None.

                               EXECUTIVE OFFICERS

The following sets forth information with respect to our executive officers:

       NAME                        AGE        POSITION WITH THE COMPANY
       ----                        ---        -------------------------

Fredric H. Gould*                   70        Chairman of the Board and
                                              Chief Executive Officer

Patrick J. Callan, Jr.              44        President and Director

Jeffrey A. Gould*                   40        Senior Vice President and Director

Matthew J. Gould*                   46        Senior Vice President and Director

David W. Kalish                     59        Senior Vice President and Chief
                                              Financial Officer

Israel Rosenzweig                   58        Senior Vice President

Simeon Brinberg**                   72        Senior Vice President

Mark H. Lundy**                     43        Senior Vice President and
                                              Secretary

Lawrence G. Ricketts, Jr.           29        Vice President

Seth D. Kobay                       51        Vice President and Treasurer

Karen Dunleavy                      47        Vice President, Financial


*  Matthew J. Gould and Jeffrey A. Gould are Fredric H. Gould's sons.

** Mark H. Lundy is Simeon Brinberg's son-in-law.

Fredric H. Gould. Mr. Gould has served as Chairman of the Board of One Liberty Properties since 1989 and as Chief Executive Officer from December 1999 to December 31, 2001, and from July 2005 to the present. He also served as our President from July 2005 to December 31, 2005. Mr. Gould has served as Chairman of the Board of Trustees of BRT Realty Trust, a real estate investment trust that focuses on mortgage lending, since 1984 and Chief Executive Officer of BRT Realty Trust from 1996 to December 31, 2001. Since 1985, Mr. Gould has been an executive officer (currently Chairman of the Board) of the managing general partner of Gould Investors L.P., a limited partnership primarily engaged in the ownership and operation of real properties, and he serves as sole member of a limited liability company which is the other general partner of Gould Investors L.P. Mr. Gould is President of the advisor to BRT Realty Trust and a director of EastGroup Properties, Inc., a New York Stock Exchange listed real estate investment trust that focuses on ownership of industrial properties in major sunbelt markets throughout the United States.

Patrick J. Callan, Jr. Mr. Callan has been President of One Liberty Properties since January 3, 2006 and a Director since June 2002. Mr. Callan was Senior Vice President of First Washington Realty, Inc. from March 2004 to December 2005, and Vice President of Real Estate for Kimco Realty Corporation, a real estate investment trust, from May 1998 to March 2004.

Jeffrey A. Gould. Mr. Gould has been a Vice President of One Liberty Properties since 1989 and a Senior Vice President and Director since December 1999. He was President and Chief Operating Officer of BRT Realty Trust from March 1996 to December 2001 and has been President and Chief Executive Officer of BRT Realty Trust since January 1, 2002. Mr. Gould has served as a Trustee of BRT Realty Trust since March 1997. He has also served as a Senior Vice President of the managing general partner of Gould Investors L.P. since 1996.

Matthew J. Gould. Mr. Gould served as President and Chief Executive Officer of One Liberty Properties from 1989 to December 1999 and became a Senior Vice President and Director of One Liberty Properties in December 1999. He has served as President of the managing general partner of Gould Investors L.P. since 1996. He has been a Vice President of BRT Realty Trust since 1986, has served as a Trustee of BRT from March 2001 to March 2004 and since June 2004 and serves as a Vice President of the advisor to BRT Realty Trust.

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

Mark H. Lundy. In addition to being Secretary of One Liberty Properties since June 1993 and a Vice President since June 2000 (Senior Vice President since June
2005), Mr. Lundy has been a Vice President of BRT Realty Trust since April 1993 (Senior Vice President since March 2005) and a Vice President of the managing general partner of Gould Investors L.P. since July 1990. He is an attorney-at-law and a member of the bars of New York and the District of Columbia.

Seth D. Kobay. Mr. Kobay has been Vice President and Treasurer of One Liberty Properties since August 1994. He has been Vice President and Treasurer of BRT Realty Trust since March 1994 and Vice President of Operations of the managing general partner of Gould Investors L.P. since 1986. Mr. Kobay is a certified public accountant.

Lawrence G. Ricketts, Jr. Mr. Ricketts has been Vice President of One Liberty Properties since December 1999 and has been employed by One Liberty Properties, Inc. since January 1999.

Karen Dunleavy. Ms. Dunleavy has been Vice President, Financial of One Liberty Properties since August 1994. She has served as Treasurer of the managing general partner of Gould Investors L.P. since 1986. Ms. Dunleavy is a certified public accountant.

Item 2.      Properties.
             ----------
       As of December 31, 2005, we owned forty five properties, including a 50% tenancy in common interest in one property, and participated in six joint ventures that owned a total of fourteen properties (including one vacant property held for sale). The tables below set forth information as of December 31, 2005 concerning each property which we own and in which we currently own an equity interest. We and our joint ventures own fee title to each property, except for a movie theater located in Greensboro, North Carolina, which we own as ground lessee under a long term lease.

Our Properties

                                                          Percentage
                                                            of 2006                  Approximate
                                 Type of                  Contractual                 Building
     Location                   Property               Rental Income (1)             Square Feet
     --------                   --------               -----------------             -----------

Parsippany, NJ                   Office                     6.3%                       106,680
Hauppauge, NY                    Flex                       5.8                        149,870
El Paso, TX                      Retail                     5.4                        110,179
St. Cloud, MN                    Industrial                 5.4                        338,000
Hanover, PA                      Industrial                 4.7                        458,560
Plano, TX                        Retail                     4.3                        112,389
Greensboro, NC                   Theater                    4.3                         61,213
Los Angeles, CA (2)              Office                     4.1                        106,262
Chula Vista, CA                  Theater                    4.0                         60,000
Brooklyn, NY                     Office                     3.8                         66,000
Knoxville, TN                    Retail                     3.5                         35,330
Columbus, OH                     Retail                     3.3                         96,924
Plano, TX                        Retail                     3.0                         51,018
Philadelphia, PA                 Flex                       3.0                        166,000
Tucker, GA                       Health & Fitness           2.7                         58,800
Ronkonkoma, NY                   Flex                       2.4                         89,500
Lake Charles, LA                 Retail                     2.3                         54,229
Manhattan, NY                    Residential                2.2                        125,000
Columbus, OH                     Industrial                 1.9                        100,220
Grand Rapids, MI                 Health & Fitness           1.8                        130,000
Ft. Myers, FL                    Retail                     1.8                         29,993
Newark, DE                       Retail                     1.8                         23,547
Atlanta, GA                      Retail                     1.7                         50,400
Champaign, IL                    Retail                     1.6                         50,530
Athens, GA                       Retail                     1.6                         41,280
Greenwood Village, CO            Retail                     1.5                         45,000
Onalaska, WI                     Retail                     1.4                         63,919
Melville, NY                     Industrial                 1.3                         51,351
Mesquite, TX                     Retail                     1.3                         22,900
Selden, NY                       Retail                     1.1                         14,550
Antioch, TN                      Retail                     1.1                         34,059
Grand Rapids, MI                 Health & Fitness           1.0                         72,000
Batavia, NY                      Retail                      .9                         23,483
Somerville, MA                   Retail                      .9                         12,054
St. Louis, MO                    Retail                      .9                         30,772
Fairview Heights, IL             Retail                      .8                         31,252
Houston, TX                      Retail                      .8                         12,000
Hauppauge, NY                    Retail                      .7                          7,000
Ferguson, MO                     Retail                      .7                         32,046
New Hyde Park, NY                Industrial                  .7                         89,000
Florence, KY                     Retail                      .6                         31,252
Killeen, TX                      Retail                      .6                          8,000
Rosenberg, TX                    Retail                      .4                          8,000
West Palm Beach, FL              Industrial                  .4                         10,361
Seattle, WA                      Retail                      .2                          3,038
                                                           ----                      ---------
                                                            100%                     3,273,961
                                                           ====                      =========

Properties Owned
by Joint Ventures (3)

                                                         Percentage
                                                         of Our Share
                                                        of Rent Payable              Approximate
                                 Type of                in 2006 to Our                Building
    Location                    Property                Joint Ventures               Square Feet
    --------                    --------                --------------               -----------

Norwalk, CA                    Theater                       11.4%                      80,000
Morrow, GA                     Theater                       11.3                       88,000
Live Oak, TX                   Theater                       10.2                       81,836
Austell, GA                    Theater                       10.1                       88,660
Lincoln, NE                    Retail                         8.6                      112,260
Beavercreek, OH                Theater                        8.5                       75,149
Brooklyn, NY                   Theater                        8.0                       33,120
Milwaukee, WI                  Industrial                     8.0                      927,685
Roanoke, VA                    Theater                        7.8                       51,222
Henrietta, NY                  Theater                        7.8                       76,315
Lubbock, TX                    Theater                        6.1                       60,732
Miami, FL                      Industrial                     2.2                      396,000
Shreveport, LA                 Retail                      Vacant                       17,108
Monroe, NY                     Land                        Vacant                            -
                                                           ------                    ---------
                                                              100%                   2,088,087
                                                           ======                    =========



(1) Percentage of 2006 contractual rental income payable to us pursuant to leases as of December 31, 2005.

(2) An undivided 50% interest in this property is owned by us as tenant in common with an unrelated entity. Percentage of contractual rental income indicated represents our share of the 2006 rental income. Approximate square footage indicated represents the total rentable square footage of the property.

(3) Each property is owned by a joint venture in which we are a venture partner. Except for the joint venture which owns the Miami, Florida property, in which we own a 36% economic interest, we own a 50% economic interest in each joint venture. Approximate square footage indicated represents the total rentable square footage of the property owned by the joint venture.


         The occupancy rate for our properties (including the property in which we own a tenancy in common interest), based on total rentable square footage, was 100% and 96.9% as of December 31, 2005 and 2004, respectively. The occupancy rate for the properties owned by our joint ventures (except for the Monroe, NY property which is vacant land), based on total rentable square footage, was approximately 99.2% as of December 31, 2005 and 2004.

         Our properties and properties owned by our joint ventures (aggregating 59 properties) are located in 23 states. The following table sets forth certain information, presented by state, related to our properties and properties owned by our joint ventures as of December 31, 2005.

Our Properties

                                                                                     Approximate
                                Number of                2006 Contractual             Building
       State                   Properties                  Rental Income             Square Feet
       -----                   ----------                  -------------             -----------

New York                           9                        $ 5,525,359                615,754
Texas                              7                          4,600,811                324,486
California                         2                          2,337,321                166,262
Pennsylvania                       2                          2,230,019                624,560
New Jersey                         1                          1,821,561                106,680
Georgia                            3                          1,735,220                150,480
Minnesota                          1                          1,565,802                338,000
Ohio                               2                          1,518,237                197,144
Tennessee                          2                          1,314,697                 69,389
North Carolina                     1                          1,242,019                 61,213
Other                             15                          5,111,439                619,993
                                  --                        -----------              ---------
                                  45                        $29,002,485              3,273,961
                                  ==                        ===========              =========

Properties Owned
by Joint Ventures

                                                          Our Share
                                                        of Rent Payable              Approximate
                                Number of               in 2006 to Our                Building
      State                    Properties               Joint Ventures               Square Feet
      -----                    ----------               --------------               -----------

Georgia                             2                      $1,499,950                  176,660
Texas                               2                       1,148,698                  142,568
New York                            2 (1)                   1,114,613                  109,435
California                          1                         801,667                   80,000
Nebraska                            1                         603,594                  112,260
Ohio                                1                         601,192                   75,149
Wisconsin                           1                         562,500                  927,685
Virginia                            1                         552,420                   51,222
Florida                             1                         154,488                  396,000
Louisiana                           1 (2)                          -                    17,108
                                    -                      ----------                ---------
                                   13                      $7,039,122                2,088,087
                                   ==                      ==========                =========


(1) Excludes vacant land located in Monroe, NY.

(2) This property has been vacant since February 2004.

         At December 31, 2005, we had first mortgages on 37 of the 45 properties we owned as of that date (including our 50% tenancy in common interest, but excluding properties owned by our joint ventures). At December 31, 2005, we had $167 million principal amount of mortgage loans outstanding, bearing interest at rates ranging from 5.13% to 8.8%. Substantially all of our mortgage loans contain prepayment penalties. The following table sets forth scheduled principal mortgage payments due for our properties as of December 31, 2005 (assumes no payment is made on principal on any outstanding mortgage in advance of its due date):

                                             PRINCIPAL PAYMENTS DUE
                                                IN YEAR INDICATED
            YEAR                             (Amounts in Thousands)
            ----                             ----------------------

           2006                                     $  5,814
           2007                                        7,758
           2008                                        8,243
           2009                                        8,787
           2010                                       20,950
           2011 and thereafter                       115,920
                                                    --------
           Total                                    $167,472
                                                    ========

         At December 31, 2005 our joint ventures had first mortgages on 11 properties, aggregating $74.5 million in principal amount and bearing interest at rates ranging from 5.8% to 8.9%. Substantially all these mortgages contain prepayment penalties. The mortgages on properties owned by each of our two "movie theater" joint ventures are cross-collateralized. The following table sets forth the scheduled principal mortgage payments due for properties owned by our joint ventures as of December 31, 2005 (assumes no payment is made on principal on any outstanding mortgage in advance of its due date):

                                               PRINCIPAL PAYMENTS DUE
                                                 IN YEAR INDICATED
                  YEAR                         (Amounts in Thousands)
                  ----                         ----------------------

                  2006                                $ 1,928
                  2007                                  2,075
                  2008                                  2,233
                  2009                                  2,403
                  2010                                  2,586
                  2011 and thereafter                  63,276
                                                      -------
                  Total                               $74,501
                                                      =======

       As of December 31, 2005, no property owned by us had a book value equal to or greater than 10% of our total assets and no property owned by us had revenues in the year ended December 31, 2005 which accounted for more than 10% of our aggregate annual gross revenues.

Item 3.  Legal Proceedings.
         -----------------

        On July 21, 2005, we announced that Jeffrey Fishman resigned as our president, chief executive officer and a member of our Board of Directors. Mr. Fishman's resignation followed the discovery by the Company of what appeared to be inappropriate financial dealings by Mr. Fishman with the former tenant of a movie theater property located in Brooklyn, NY, owned by a joint venture in which we are a 50% venture partner and the managing member. The Audit Committee of the Board of Directors has been conducting an investigation of this matter and related matters and retained special counsel to assist the committee in the investigation. The investigation has been substantially completed. Based on materials which have been gathered and interviews which have been conducted during the investigation, there is no indication that any other officer or employee of the Company assisted in or benefited from Mr. Fishman's inappropriate financial dealings.

         On August 12, 2005, the former tenant of the Brooklyn, NY theater property, Pritchard Square Cinema LLC, and Pritchard Square LLC, commenced litigation in the Supreme Court of the State of New York, Nassau County against us, certain of our affiliated entities, Mr. Fishman and Britannia Management, LLC ("Britannia"), a company which we believe is owned and/or controlled by Mr. Fishman. Pritchard Square LLC was the seller and Pritchard Square Cinema LLC was the tenant of the Brooklyn, NY property which was acquired in a "sale and leaseback transaction" by the joint venture. The Brooklyn, NY property is still owned by the joint venture and is now leased to a party unrelated to the former tenant. The former tenant and its related entity allege that it or its affiliates paid $815,000 in the aggregate to Mr. Fishman and/or Britannia. As against Mr. Fishman, Britannia, the Company and affiliated entities, the complaint alleges fraud, breach of contract, intentional tort, negligent supervision, respondeat superior, negligent misrepresentation, tortious interference with prospective economic relations and conduct in violation of the Racketeer Influenced and Corrupt Organizations Act ("RICO"). The damages sought in the complaint are $9 million plus punitive damages, interest and costs and a demand for treble damages under RICO.

        On the same date that the complaint was filed against us and certain of our affiliated entities, we filed suit in the Supreme Court of the State of New York, Nassau County against the former tenant of the Brooklyn, NY property, Norman Adie, the former tenant's principal, Jeffrey Fishman, Britannia and others. Our complaint alleges that Mr. Adie, Mr. Fishman and other defendants conspired to defraud us. Our lawsuit alleges commercial bribery, fraud, breach of fiduciary duty, tortious interference, intentional tort, violation of the New York Enterprise Corruption Act, respondeat superior, unjust enrichment and violations of RICO. The damages alleged in this lawsuit exceed $1 million, plus punitive damages, interest and costs.

        Motions were made by both parties to consolidate the two actions. The Court has ordered a consolidation of the actions for all purposes and determined that we will be deemed the plaintiff and Pritchard Square Cinema LLC and its related entity will be deemed the defendants. We believe that the claims against us and our affiliates are without merit and we will defend the claims against us vigorously. The litigation is in the preliminary stages and discovery has not commenced.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

       There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        -----------------------------------------------------------------
        Matters.
        --------
       Since January 15, 2004, our common stock has been listed on the New York Stock Exchange. Prior to January 15, 2004, our common stock was listed on the American Stock Exchange. The following table sets forth the high and low prices for our common stock as reported by the New York Stock Exchange for 2005 and for 2004 and the per share cash distributions paid on our common stock during each quarter of the years ended December 31, 2005 and 2004.

                                                         DISTRIBUTIONS
        2005               HIGH           LOW              PER SHARE
        ----               ----           ---              ---------
        First Quarter     $20.70         $18.50               $.33
        Second Quarter    $21.40         $18.65               $.33
        Third Quarter     $22.64         $19.20               $.33
        Fourth Quarter    $20.19         $18.41               $.33


                                                         DISTRIBUTIONS
        2004               HIGH           LOW              PER SHARE
        ----               ----           ---              ---------
        First Quarter     $24.05         $19.80               $.33
        Second Quarter    $22.66         $16.30               $.33
        Third Quarter     $19.20         $17.45               $.33
        Fourth Quarter    $20.81         $17.98               $.33


       As of March 3, 2006, there were 389 common stockholders of record and we estimate that at such date there were approximately 3,500 beneficial owners of our common stock.

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

Equity Compensation Plan Information

         The following table provides information as of December 31, 2005 with respect to shares of our common stock that may be issued under the One Liberty Properties, Inc. 1996 Stock Option Plan and the One Liberty Properties, Inc. 2003 Incentive Plan:

                                                               Number of
                                                               Securities
                                                                Remaining
                                                              Available for
                            Number of                             Future
                            Securities                        Issuance Under
                           to be Issued       Weighted-           Equity
                          Upon Exercise        Average          Compensation
                          of Outstanding    Exercise Price    Plans (Excluding
                             Options,       of Outstanding       Securities
                           Warrants and    Options, Warrants    Reflected in
                             Rights           and Rights         Column(a))
                             ------           ----------         ----------
                              (a)                (b)                (c)
Equity compensation
plans approved by
security holders              9,000            $12.19              180,525

Equity compensation
plans not approved
by security holders               -                 -                    -
                              -----            ------              -------

TOTAL                         9,000            $12.19              180,525
                              =====            ======              =======

Item 6.  Selected Financial Data.
         -----------------------

        The following table sets forth the selected consolidated statement of operations data for each of the periods indicated, all of which are derived from our audited consolidated financial statements and related notes. The selected financial data for each of the three years in the period ended December 31, 2005 and as of December 31, 2004 and 2005 should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                            As of and for the Year Ended
                                                                                     December 31
                                                                  (Amounts in Thousands, Except Per Share Data)

                                                                 2005       2004        2003       2002      2001
                                                                 ----       ----        ----       ----      ----
OPERATING DATA (Note a)
--------------

Rental revenues                                                 $28,445    $21,844     $16,170    $13,718   $13,989
Equity in earnings of unconsolidated joint ventures               2,102      2,869       2,411      1,078        83
Net gain (loss) on sale of air rights, other and
   real estate                                                   10,248         73          14        (29)      126
Income from continuing operations                                19,721      8,539       6,406      5,133     4,201
Income from discontinued operations                               1,559      2,435       2,119        747       665
Net income                                                       21,280     10,974       8,525      5,880     4,866
Calculation of net income
   applicable to common stockholders (Note a):
   Net income                                                    21,280     10,974       8,525      5,880     4,866
   Less: dividends and accretion on preferred stock                   -          -       1,037      1,037     1,037
Net income applicable to common stockholders                    $21,280    $10,974     $ 7,488    $ 4,843   $ 3,829
Weighted average number of common
   shares outstanding:
       Basic                                                      9,838      9,728       6,340      4,614     3,019
       Diluted                                                    9,843      9,744       6,372      4,644     3,036
Net income per common share - basic:
   Income from continuing operations                              $2.00      $ .88       $ .85      $ .89     $1.05
   Income from discontinued operations                              .16        .25         .33        .16       .22
                                                                -------      -----       -----      -----     -----
Net income                                                        $2.16      $1.13       $1.18      $1.05     $1.27
Net income per common share - diluted:
   Income from continuing operations                              $2.00     $  .88      $  .85     $  .88     $1.04
   Income from discontinued operations                              .16        .25         .33        .16       .22
                                                                -------     ------       -----      -----     -----
Net income                                                        $2.16      $1.13       $1.18      $1.04     $1.26

Cash distributions per share of:
   Common Stock                                                   $1.32      $1.32       $1.32      $1.32     $1.20
   Preferred Stock (Note b)                                           -          -       $1.60      $1.60     $1.60

BALANCE SHEET DATA
------------------
Real estate investments, net                                   $258,122   $228,536    $177,316   $140,437  $118,564
Investment in unconsolidated joint ventures                      27,335     37,023      24,441     23,453     6,345
Cash and cash equivalents                                        26,749      6,051      45,944      2,624     2,285
Total assets                                                    329,800    284,386     259,089    179,609   132,939
Mortgages payable                                               167,472    124,019     106,133     77,367    76,587
Line of credit                                                        -      7,600           -     10,000         -
Total liabilities                                               174,281    138,271     113,120     90,915    78,591
Total stockholders' equity                                      155,519    146,115     145,969     88,694    54,348

OTHER DATA
----------
Funds from operations applicable to
   common stockholders (Note c)                                 $26,658    $16,789     $11,776     $7,757    $6,303
Funds from operations per common share:
   Basic                                                          $2.71      $1.73       $1.86      $1.68     $2.09
   Diluted                                                        $2.71      $1.72       $1.85      $1.67     $2.08


       Note a: Certain amounts reported in prior periods have been reclassified to conform to the current year's presentation.

       Note b: On December 30, 2003, we redeemed of all of our outstanding preferred stock.

       Note c: We consider funds from operations (FFO) to be a relevant and meaningful supplemental measure of the operating performance of an equity REIT, and it should not be deemed to be a measure of liquidity. FFO does not represent cash generated from operations as defined by generally accepted accounting principles (GAAP) and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating our performance or to cash flows as a measure of liquidity.

       We compute FFO in accordance with the "White Paper on Funds From Operations" issued in April 2002 by the National Association of Real Estate Investment Trusts (NAREIT). FFO is defined in the White Paper as "net income (computed in accordance with generally accepting accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis." In computing FFO, we do not add back to net income the amortization of costs in connection with our financing activities, or depreciation of non-real estate assets, but those items that are defined as "extraordinary" under GAAP are added back to net income. Since the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one REIT to another.

       We believe that FFO is a useful and a standard supplemental measure of the operating performance for equity REITs and is used frequently by securities analysts, investors and other interested parties in evaluating equity REITs, many of which present FFO when reporting their operating results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate assets, which assures that the value of real estate assets diminish predictability over time. In fact, real estate values have historically risen and fallen with market conditions. As a result, we believe that FFO provides a performance measure that when compared year over year, should reflect the impact to operations from trends in occupancy rates, rental rates, operating costs, interest costs and other matters without the inclusion of depreciation and amortization, providing a perspective that may not be necessarily apparent from net income. We also consider FFO to be useful to us in evaluating potential property acquisitions.

       FFO does not represent net income or cash flows from operations as defined by GAAP. FFO should not be considered to be an alternative to net income as a reliable measure of our operating performance; nor should FFO be considered to be an alternative to cash flows from operating, investing or financing activities (as defined by GAAP) as measures of liquidity.

       FFO does not measure whether cash flow is sufficient to fund all of our cash needs, including principal amortization, capital improvements and distributions to stockholders. FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP.

       Management recognizes that there are limitations in the use of FFO. In evaluating the performance of our company, management is careful to examine GAAP measures such as net income and cash flows from operating, investing and financing activities. Management also reviews the reconciliation of net income to FFO.

       The table below provides a reconciliation of net income in accordance with GAAP to FFO, as calculated under the current NAREIT definition of FFO, for each of the years in the five year period ended December 31, 2005.


                                                                 2005       2004        2003       2002      2001
                                                                 ----       ----        ----       ----      ----

Net income                                                      $21,280    $10,974      $8,525     $5,880    $4,866
Add: depreciation of properties                                   5,905      4,758       3,473      2,617     2,584
Add: our share of depreciation
   in unconsolidated joint ventures                               1,277      1,075         790        268        16
Add: amortization of deferred leasing costs                         101         55          39          -         -
Deduct: (gain) loss on sale of real estate                       (1,905)       (73)        (14)        29      (126)
Deduct: preferred distributions                                       -          -      (1,037)    (1,037)   (1,037)
                                                                -------    -------      -------    -------   -------

Funds from operations applicable
   to common stockholders                                       $26,658    $16,789     $11,776     $7,757    $6,303
                                                                =======    =======     =======     ======    ======




     The table below provides a reconciliation of net income per common share
(on a diluted basis) in accordance with GAAP to FFO.




                                                                  2005       2004         2003       2002      2001
                                                                  ----       ----         ----       ----      ----

Net income                                                        $2.16      $1.13       $1.34      $1.27     $1.60
Add: depreciation of properties                                     .60        .49         .55        .56       .85
Add: our share of depreciation
   in unconsolidated joint ventures                                 .13        .11         .12        .06       .01
Add: amortization of deferred leasing costs                         .01          -           -          -         -
Deduct: (gain) loss on sale of real estate                         (.19)      (.01)          -          -      (.04)
Deduct: preferred distributions                                       -          -        (.16)      (.22)     (.34)
                                                                  -----      -----        -----      -----     -----

Funds from operations applicable
   to common stockholders                                         $2.71      $1.72        $1.85      $1.67     $2.08
                                                                  =====      =====        =====      =====     =====


Item 7.      Management's Discussion and Analysis of Financial Condition and
             ---------------------------------------------------------------
             Results of Operations.
             ----------------------

General

       We are a self-administered and self-managed REIT and we primarily own real estate that we net lease to tenants. As of December 31, 2005, we owned forty five properties, including a 50% tenancy in common interest in one property, and participated in six joint ventures that owned a total of fourteen properties (including one vacant property held for sale). These fifty nine properties are located in twenty three states.

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

       During the year ended December 31, 2005, we purchased eight single tenant properties located in seven states, for a total consideration of $58.9 million. An aggregate of $32.7 million of first mortgage financing was completed with respect to seven of these properties.

       We are a venturer in two joint ventures organized for the purpose of acquiring and owning megaplex stadium-style movie theaters. We own a 50% equity interest and are the managing member in each of these ventures with the same co-venturer. These joint ventures own one partial stadium-style theater, eight megaplex stadium-style movie theaters and a parcel of vacant land held for sale. Our equity investment in these movie theater ventures at December 31, 2005 was $20.3 million, net of distributions from the joint ventures. We are also a joint venturer in four additional joint ventures, each of which owns one single-tenanted property. Our equity investment in these four joint ventures at December 31, 2005 was $7 million, net of distributions.

       At December 31, 2005, excluding mortgages payable of our unconsolidated joint ventures, we had 37 outstanding mortgages payable, aggregating $167 million in principal amount, all of which are secured by first liens on individual real estate investments with an aggregate carrying value, as adjusted for intangibles, of approximately $253 million before accumulated depreciation. The mortgages bear interest at fixed rates ranging from 5.13% to 8.8%, and mature between 2006 and 2023.

Results of Operations

Outlook

       We anticipate that in 2006 we will use our available cash funds (which was primarily derived from mortgages placed on unencumbered properties and the refinancing of existing mortgages and from property sales), funds derived from the placement of additional mortgages and our credit line to acquire additional properties, either directly or through joint ventures. As a result, we will own more properties in 2006 and unless we experience an unexpected number of lease terminations and/or cancellations in 2006 (taking into consideration the lease expirations and terminations that we know will occur in 2006, and without giving effect to any re-letting of such properties), we anticipate that our revenues and possibly our net income will increase in 2006.

Comparison of Years Ended December 31, 2005 and December 31, 2004
-----------------------------------------------------------------

Rental Revenues

         Rental revenues increased by $6.6 million, or 30.2%, to $28.4 million for the year ended December 31, 2005 from $21.8 million dollars for the year ended December 31, 2004. The increase in rental revenues is substantially due to rental revenues earned during the year ended December 31, 2005 on fourteen properties acquired by us between March 2004 and November 2005.

Operating Expenses

         Depreciation and amortization expense increased by $1.5 million, or 35%, to $5.7 million for the year ended December 31, 2005 from $4.2 million for the year ended December 31, 2004. The increase in depreciation and amortization was due to the acquisition of fourteen properties between March 2004 and November 2005.

         General and administrative expenses increased by $1 million, or 32.4%, to $4.1 million for the year ended December 31, 2005 from $3.1 million for the year ended December 31, 2004. The increase was due to a number of factors, the largest of which (totaling $560,000 and representing approximately 55% of the increase) relates to the fees of Special Counsel retained by our Audit Committee in connection with its investigation into certain financial dealings of our former president and chief executive officer. Additional legal fees were incurred relating to a litigation arising out of the matter involving our former president and chief executive officer. In addition, for the year ended December 31, 2005 expenses allocated to us under a Shared Services Agreement among us and various affiliated companies, increased by $228,000, primarily due to an increase in our level of business activity, including property acquisitions, mortgage financings, Sarbanes-Oxley Act compliance, and activities related to the Audit Committee's investigation. Also included in the year ended December 31, 2005 is a $73,000 increase in compensation expense relating to the restricted stock program established in July 2003. The balance of the increase in general and administrative expenses for the year ended December 31, 2005, as compared to the year ended December 31, 2004, is due to increases in a number of items including auditing expenses, fees relating to our internal control audit, as required by Section 404 of the Sarbanes-Oxley Act, an increase in directors' fees (resulting primarily from additional fees to members of our Audit Committee in connection with its investigation), an increase in directors and officers liability insurance, and an increase in state taxes. Offsetting these increases in expenses was a decrease in payroll and payroll related expenses resulting from the resignation of our president and chief executive officer in July 2005 and a decrease in public company expense as we incurred a listing fee in 2004 in connection with the listing of our common stock on the New York Stock Exchange.

         Real estate expenses decreased by $143,000, or 28.9%, to $352,000 for the year ended December 31, 2005. This decrease was primarily due to real estate operating expenses incurred at two vacant properties in 2004, one of which was sold in 2004 and the other renovated and relet.

Other Income and Expenses

         Our equity in earnings of unconsolidated joint ventures decreased by $767,000, or 26.7%, to $2.1 million for the year ended December 31, 2005 from $2.9 million for the year ended December 31, 2004. The decrease resulted primarily from a $2.56 million provision for valuation adjustment taken by one of our movie theater joint ventures against one of its five properties, of which 50%, or $1.3 million, is our share. The decrease in our equity in earnings of joint ventures year versus year was also a result of the vacancy (due to the rejection of the lease by the bankrupt tenant) of a retail property owned by a joint venture in which we have a 50% equity position, and the sale in 2004 by this venture of its bankruptcy claim against the former tenant. The decrease in our equity in earnings of unconsolidated joint ventures was offset in part by our share of income earned by two joint ventures organized in the second half of 2004. Additionally, in 2005, the operator of one of the movie theaters owned by one of our joint ventures sold its business to an independent third party, which sale resulted in the payment to us in 2005 of rental arrearages totaling $592,000. We have a 50% interest in this joint venture and the payment resulted in an additional $296,000 in equity earnings to us for the year ended December 31, 2005. An additional increase in equity earnings to us in 2005 resulted from rent payments from the new tenant of this movie theater and the write off during the year ended December 31, 2004 of the entire balance of the unbilled rent receivable relating to this movie theater.

         Interest and other income decreased by $72,000, or 18.7% to $314,000 for the year ended December 31, 2005. The primary reason for the decrease was the receipt by us in 2004 of $134,000 of net acquisition fees from a joint venture we organized in that year. The net acquisition fee reflects a 50% reduction based on our ownership in the joint venture. This decrease was offset, in part, by an increase of $57,000 in interest income earned in 2005 from the investment of funds obtained from mortgage financings and property sales.

         Interest expense increased by $2 million, or 24.4%, $1.8 million of which resulted from mortgages placed on twelve properties between September 2004 and December 2005 and the assumption of a mortgage in connection with the purchase of one property in November 2004. The increases were offset by a $432,000 decrease in interest on a mortgage which was paid in full at its maturity during May 2005. Interest expense related to our line of credit increased by $229,000 due to borrowings made to facilitate the purchase of several properties.

         On June 30, 2005, we closed on the sale of unused development or "air rights" relating to our property located in Brooklyn, New York. The purchase price was approximately $11 million and in addition, the purchaser paid some of our closing expenses. The financial statement gain of $10.25 million, recognized in the year ended December 31, 2005, has been deferred for tax purposes since we entered into a 1031 tax deferred exchange and used the sale proceeds to acquire an additional property.

Discontinued Operations

         In May 2005, we sold a property located in Jupiter, Florida for $16.5 million and recognized a gain of $582,000.

         In September 2005, we sold a property located in Cedar Rapids, Iowa for $1.8 million and recognized a gain of $639,000.

         In October 2005, we sold a property located in Houston, Texas for $1.5 million and recognized a gain of $324,000.

         In November 2005, we sold a property located in Chattanooga, Tennessee for $3 million and recognized a gain of $369,000.

         During the year ended December 31, 2005, we determined that the estimated fair value of a property held for sale was lower then the carrying amount and we recorded a $469,000 provision for the difference. This provision was in addition to the $366,000 provision on this property recorded by us for the year ended December 31, 2004. In early 2004, the retail tenant at this property filed for bankruptcy protection, disaffirmed its lease and vacated the store. This property was sold for a loss of $9,000 (after giving effect to the $835,000 in total provisions) in December 2005.

         The operations of these five properties and the gain or loss recognized on sale are reported as discontinued operations. For the year ended December 31, 2005 these properties operated at a $346,000 loss as compared to positive operations in the year ended December 31, 2004 of $2.4 million. The net gain on sale of these five properties was $1.9 million. Accordingly, we reported income from discontinued operations of $1.6 million for the year ended December 31, 2005 as compared to $2.4 million for the year ended December 31, 2004, a decrease of $876,000 year versus year.

Comparison of Years Ended December 31, 2004 and December 31, 2003
-----------------------------------------------------------------

Rental Revenues

       Rental income increased by $5.7 million, or 35.1%, to $21.8 million for the year ended December 31, 2004 from $16.2 million for the year ended December 31, 2003. The increase in rental income is primarily due to $5.4 million of rental revenues earned during the year ended December 31, 2004 on eleven properties acquired by us during 2003 and 2004. There were also increases in rental income at several of our other properties.

Operating Expenses

       Depreciation and amortization expense increased by $1.3 million, or 44.1%, to $4.2 million for the year ended December 31, 2004 from $2.9 million for the year ended December 31, 2003 . The increase in depreciation and amortization expense was primarily due to the acquisition of eleven properties during 2003 and 2004.

       General and administrative expenses increased by $924,000, or 41.9%, to $3.1 million for the year ended December 31, 2004 from $2.2 million for the year ended December 31, 2003. The increase was due to a number of factors, including a $101,000 non-recurring fee for the initial listing of our common stock on the New York Stock Exchange in January 2004. Also, payroll and payroll expenses increased by $264,000 for the year ended December 31, 2004, including an increase of approximately $129,000, for executive and support personnel, primarily for legal and accounting services, allocated to us pursuant to a Shared Services Agreement among us and related entities. The increase in the allocated payroll expenses resulted from an increase in our level of business activity, primarily property acquisitions, the negotiation of an increased revolving credit facility, mortgage financings and compliance with the Sarbanes-Oxley Act of 2002, including Section 404 requirements. The increase in payroll expenses is due to a $125,000 increase in the annual base salaries and bonuses paid to our principal executive officers and additional staff. Also included in the year ended December 31, 2004 is compensation expense of $221,000 compared to $41,000 in the prior year relating to the restricted stock program which was established in July 2003. The balance of the increase in general and administrative expenses for the year ended December 31, 2004 is due to an increase in a number of items including professional fees of approximately $180,000 relating to costs associated with the internal control audit, including a review of the internal control documentation and testing relating to compliance with Section 404 of the Sarbanes-Oxley Act, legal expenses relating to compliance with the Sarbanes-Oxley Act and legal fees relating to transactions that were not consummated. Additionally, for the year ended December 31, 2004, state taxes increased by approximately $56,000, director and officer insurance and directors' fees increased by approximately $69,000, and travel and other miscellaneous expenses increased by approximately $74,000 due to our increased business activity.

       Real estate expenses increased by $179,000, or 56.6%, to $495,000 for the year ended December 31, 2004. This increase was primarily due to approximately $163,000 of utilities and operating expenses on a property which became vacant on July 1, 2004 when the tenant did not renew its lease. This property was re-let as of November 15, 2004. The increase was also due to real estate expenses on another vacant property in which the tenant filed for bankruptcy protection and disaffirmed its lease.

Other Income and Expenses

       Our equity in earnings of unconsolidated joint ventures increased by $458,000, or 19%, to $2.9 million for the year ended December 31, 2004. This increase resulted primarily from our purchase of an additional 25% interest in one of our movie theater joint ventures as of October 1, 2003, resulting in an increase in our equity in earnings of this joint venture of $590,000 for the year ended December 31, 2004. Another joint venture in which we have a 50% interest received $859,000 from the sale of its bankruptcy claim in connection with the bankruptcy proceeding involving its retail tenant which disaffirmed its lease and vacated the property. Our equity in earnings from this joint venture increased $211,000 for the year ended December 31, 2004. We also participate in two joint ventures, one organized in August 2004 and one organized in November 2004. These joint ventures each purchased one property, and in 2004 we recognized income of $165,000 and $61,000, respectively, from these joint ventures. These increases were offset in part as a result of a $1 million direct write off of unbilled rent receivable balances by one of our joint ventures in which we have a 50% interest that were previously recorded relating to two movie theaters under common control. We executed a lease termination agreement regarding one of these theaters (which was under construction) and since September 2004, rent was paid in compliance with a stipulation relating to the other theater. During February 2005, the operator of this movie theater sold its business to an independent third party and the arrearages of rent and other miscellaneous charges of approximately $670,000 that were due in August 2005 were paid. In exchange for the joint venture's agreement to consent to the lease assignment and lease amendment and to waive the requirement for a security deposit under the amended lease, the joint venture received 40,000 restricted shares of Class A common stock of the tenant's parent company, which trades on the American Stock Exchange. Our equity in earnings of this joint venture decreased by $569,000 for the year ended December 31, 2004.

       Interest and other income decreased by $126,000, or 24.6%, to $386,000 for the year ended December 31, 2004 from $512,000 for the year ended December 31, 2003. The primary reason for the decrease was the receipt by us in the year ended 2003 of $355,000 of interest earned on short-term mortgages receivable acquired or originated by us to facilitate acquisitions. This decrease was offset, in part, by $134,000 of net acquisition fees received by us from a joint venture we recently organized. The net acquisition fee, calculated pursuant to the joint venture agreement at 2% of the purchase price of the acquired property, reflects a 50% reduction based on our share of ownership in the joint venture. The decrease was also offset, by a lesser extent, by interest earned on our investment of the balance of the net proceeds received from our October 2003 public offering of common stock.

       Interest expense increased by $1.3 million, or 19.2%, to $8.2 million for the year ended December 31, 2004 from $6.9 million for the year ended December 31, 2003. The increase includes a $1.6 million increase on our mortgages payable resulting from mortgages placed on two properties during 2003 and two properties during the last few months of 2004, the assumption of mortgages in connection with the purchase of five properties during 2003 and 2004 and refinancing the mortgage on one property in May 2003. Interest expense relating to our line of credit decreased by $261,000, resulting from our repayment of all of the outstanding indebtedness under our line of credit during 2003. We subsequently borrowed $12.6 million under our line of credit during October and November 2004, which was used to purchase a property and to fund our contribution to a joint venture which purchased a property. During December 2004, $5 million of the borrowings were repaid with the proceeds from a mortgage financing of one of our properties.

Discontinued Operations

       Income from discontinued operations of five properties which were sold during the year ended December 31, 2005 increased by $316,000, or 14.9%, to $2.4 million for the year ended December 31, 2004 from $2.1 million for the year ended December 31, 2003. Included in discontinued operations for the year ended December 31, 2004 is $767,000 received from the sale of our bankruptcy claim in connection with the bankruptcy proceedings involving a retail tenant which disaffirmed its lease and vacated the property. This income was offset, in part, by a $366,000 provision for valuation allowance we took due to our determination that the estimated fair value of this property was lower than its carrying amount.

Net Income

       For the year ended December 31, 2004, net income applicable to common stockholders increased by $2.5 million to $11 million. However, due to the issuance of 3.7 million common shares in October 2003 in an underwritten public offering, net income per common share decreased by $.05 to $1.13, for the year ended December 31, 2004 as compared to the year ended December 31, 2003.


Liquidity and Capital Resources

       Our primary sources of liquidity are cash and cash equivalents, our revolving credit facility and cash generated from operating activities, including mortgage financings. We are a party to a credit agreement with Valley National Bank, Merchants Bank Division, Bank Leumi, USA, Manufacturers and Traders Trust Company and Israel Discount Bank of New York which provides for a $62.5 million revolving credit facility. The credit facility is available to us to pay down existing mortgages, to fund the acquisition of additional properties or to invest in joint ventures. The facility matures on March 31, 2007. Borrowings under the facility bear interest at the lower of LIBOR plus 2.5% or at the bank's prime rate and there is an unused facility fee of one-quarter of 1% per annum. Net proceeds received from the sale or refinancing of properties are required to be used to repay amounts outstanding under the facility if proceeds from the facility were used to purchase or refinance the property. The facility is guaranteed by our subsidiaries that own unencumbered properties and is secured by the outstanding stock of subsidiary entities. As of December 31, 2005, and as of March 1, 2006 there is zero outstanding under the facility.

       We are actively engaged in seeking additional property acquisitions and are involved in various stages of negotiation with respect to the acquisition of additional net leased properties. We will use cash provided from operations, cash provided from mortgage financings and funds available under our credit facility to fund acquisitions.

       The following sets forth our contractual cash obligations as of December 31, 2005, which relate to interest and amortization payments and balances due at maturity under outstanding mortgages secured by our properties for the periods indicated (amounts in thousands):


                                                                Payment due by period
                                                     Less than          1-3            4-5          More than
Contractual Obligations                Total           1 Year           Years          Years          5 Years
-----------------------                -----           ------           -----          -----          -------

Mortgages payable -
  interest and amortization             $131,725       $13,944           $28,590        $25,558         $63,633

Mortgages payable -
  balances due at maturity               116,823         2,276             8,004         21,507          85,036
                                         -------         -----             -----         ------          ------

Total                                   $248,548       $16,220           $36,594        $47,065        $148,669
                                        ========       =======           =======        =======        ========


       As of December 31, 2005, we had outstanding approximately $167 million in long-term mortgage indebtedness (excluding mortgage indebtedness of our unconsolidated joint ventures), all of which is non-recourse (subject to standard carve-outs). We expect that debt service payments of approximately $42.5 million due in the next three years will be paid primarily from cash generated from our operations. We anticipate that loan maturities of approximately $10.3 million due in the next three years will be paid primarily from mortgage financings or refinancings. If we are not successful in refinancing our existing indebtedness or financing our unencumbered properties, our cash flow, funds available under our credit facility and available cash, if any, may not be sufficient to repay all maturing debt when payments become due, and we may be forced to sell additional equity or dispose of properties on disadvantageous terms.

       In addition, we, as ground lessee, are obligated to pay rent under a ground lease for a property owned in fee by an unrelated third party. The annual fixed leasehold rent expense is as follows:

                                                                              More than
   Total        2006         2007        2008        2009         2010         5 Years
   -----        ----         ----        ----        ----         ----         -------

$4,461,476    $237,500     $237,500    $237,500    $262,240     $296,875      $3,189,861


       We had no outstanding contingent commitments, such as guarantees of indebtedness, or any other contractual cash obligations at December 31, 2005.

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

Off-Balance Sheet Arrangements

       We do not have any off-balance sheet arrangements.

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

Value of Real Estate Portfolio

       We review our real estate portfolio on a quarterly basis to ascertain if there has been any impairment in the value of any of our real estate assets in order to determine if there is any need for a provision for valuation adjustment. In reviewing the portfolio, we examine the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports. For each real estate asset owned for which indicators of impairment exist, recognition of impairment is required if the calculated value is less than the asset's carrying amount. We generally do not obtain any independent appraisals in determining value but rely on our own analysis and valuations. Any provision taken with respect to any part of our real estate portfolio will reduce our net income and reduce assets and stockholders' equity to the extent of the amount of the valuation adjustment, but it will not affect our cash flow until such time as the property is sold.

Purchase Accounting for Acquisition of Real Estate

         The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and other value of in-place leases based in each case on their fair values. The fair value of the tangible assets of an acquired property (which includes land and building) is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land and building based on management's determination of relative fair values of these assets. The allocation made by management may have a positive or negative effect on net income and may have an effect on the assets and liabilities on the balance sheet. During the year ended December 31, 2005 the effect on the financial statements was not material.


Item 7A.     Qualitative and Quantitative Disclosures About Market Risk.
             ----------------------------------------------------------

         All of our long-term mortgage debt bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages. Our credit line is a variable rate facility which is sensitive to interest rates. Therefore, our primary market risk exposure is the effect of changes in interest rates on the interest cost of draws on our line of credit. Under current market conditions, we do not believe that our risk of material potential losses in future earnings, fair values and/or cash flows from near-term changes in market rates that we consider reasonably possible is material.

         The fair market value (FMV) of our long term debt is estimated based on discounting future cash flows at interest rates that our management believes reflect the risks associated with long term debt of similar risk and duration.

         The following table sets forth our long-term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at December 31, 2005 (amounts in thousands):



                                       For the Year Ended December 31,
                                       -------------------------------


                                                                  There-
                     2006     2007     2008      2009     2010     after       Total        FMV
                     ----     ----     ----      ----     ----     -----       -----        ---

Long term debt      $5,814   $7,758   $8,243   $8,787   $20,950   $115,920    $167,472    $169,893

Fixed rate
   weighted
   average
   interest rate      6.61%    6.60%    6.58%    6.59%     6.43%      6.36%       6.41%       6.25%

Variable rate           -         -        -        -         -          -          -            -


Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

   This information appears in Item 15(a) of this Annual Report on Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure.
        ---------------------

    None.

Item 9A.  Controls and Procedures.
          -----------------------

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

         Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

         Based on its assessment, our management believes that, as of December 31, 2005, our internal control over financial reporting was effective based on those criteria.

         Our independent registered public accounting firm, Ernst & Young LLP, have issued an audit report on management's assessment of our internal control over financial reporting. This report appears on page F1 of this Annual Report on Form 10-K.

Item 9B.   Other Information.
           -----------------

             None.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

         We have a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. You can find our Code of Business Conduct and Ethics on our web site by going to the following address: www.onelibertyproperties.com. We will post any amendments to the Business Code of Conduct and Ethics as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or The New York Stock Exchange, on our web site.

         Our Board of Directors has adopted Corporate Governance Guidelines and Charters for the Audit, Compensation and Nominating and Corporate Governance Committees of the Board of Directors. You can find these documents on our web site by going to the following address: www.onelibertyproperties.com.

         You can also obtain a printed copy of any of the materials referred to above by contacting us at the following address: One Liberty Properties, Inc., 60 Cutter Mill Road, Great Neck, New York 11021, Attention: Secretary, telephone number (1-800-450-5816).

         The Audit Committee of our Board of Directors is an "Audit Committee" for the purposes of Section 3(a) (58) of the Securities Exchange Act of 1934, as amended. The members of that Committee are Charles Biederman, Chairman, Joseph
A. DeLuca and James J. Burns.

         Apart from certain information concerning our Executive Officers which is set forth in Part I of this Annual Report, the other information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2006 Annual Meeting of Stockholders including the information set forth under the captions "Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance and Governance of the Company - Audit Committee."

Item 11.  Executive Compensation.
          ----------------------

         The information concerning our executive compensation required by Item 11 shall be included in the Proxy Statement to be filed relating to our 2006 Annual Meeting of Stockholders and is incorporated herein by reference, including the information set forth under the caption "Executive Compensation."

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------
          and Related Stockholder Matters.
          --------------------------------

         The information concerning our beneficial owners required by Item 12 shall be included in the Proxy Statement to be filed relating to our 2006 Annual Meeting of Stockholders and is incorporated herein by reference, including the information set forth under the caption "Share Ownership of Certain Beneficial Owners, Directors and Officers."

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

         The information concerning certain relationships and related transactions required by Item 13 shall be included in the Proxy Statement to be filed relating to our 2006 Annual Meeting of Stockholders and is incorporated herein by reference, including the information set forth under the caption "Certain Relationships and Related Transactions."

Item 14.  Principal Accountant Fees and Services.
          --------------------------------------

         The information concerning our principal accounting fees required by
Item 14 shall be included in the Proxy Statement to be filed relating to our 2006 Annual Meeting of Stockholders and is incorporated herein by reference, including the information set forth under the caption "Independent Registered Public Accounting Firm."

                                   PART IV

Item 15.  Exhibits and Financial Statement Schedules

         (a) Documents filed as part of this Report:

         (1) The following financial statements of the Company are included in this Report on Form 10-K:
                                                                    Page
                                                                    ----
         -  Reports of Independent Registered
                 Public Accounting Firm                        F-1 through F-2
         -  Statements:
               Consolidated Balance Sheets                     F-3
               Consolidated Statements of Income               F-4
               Consolidated Statements of Stockholders'Equity  F-5
               Consolidated Statements of Cash Flows           F-6 through F-7
               Notes to Consolidated Financial Statements      F-8 through F-26

         (2) Financial Statement Schedules:

           -  Schedule III-Real Estate
                and Accumulated Depreciation                   F-27 through F-28

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

         (3)  Exhibits:

3.1 Articles of Amendment and Restatement of One Liberty Properties, Inc., dated July 20, 2004 (incorporated by reference to Exhibit 3.1 to One Liberty Properties, Inc.'s Form 10-Q for the quarter ended June 30, 2004).

3.2 Articles of Amendment to Restated Articles of Incorporation of One Liberty Properties, Inc. filed with the State of Assessments and Taxation of Maryland on June 17, 2005 (incorporated by reference to Exhibit 3.1 to One Liberty Properties, Inc.'s Form 10-Q for the quarter ended June 30, 2005).

3.3 Articles of Amendment to Restated Articles of Incorporation of One Liberty Properties, Inc. filed with the State of Assessments and Taxation of Maryland on June 21, 2005 (incorporated by reference to Exhibit 3.2 to One Liberty Properties, Inc.'s Form 10-Q for the quarter ended June 30, 2005).

3.4 By-Laws of One Liberty Properties, Inc., as amended (incorporated by reference to Exhibit 3.2 to One Liberty Properties, Inc.'s Form 10-K for the year ended December 31, 2004).

3.5 Amendment to By-Laws of One Liberty Properties, Inc. (incorporated by reference to Exhibit 3.1 to One Liberty Properties, Inc.'s Form 8-K filed on March 14, 2006).

4.1 One Liberty Properties, Inc. 1996 Stock Option Plan (incorporated by reference to Exhibit 10.5 to One Liberty Properties, Inc.'s Registration Statement on Form S-2, Registration No. 333-86850, filed on April 24, 2002 and declared effective on May 24, 2002).

4.2 One Liberty Properties, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 4.1 to One Liberty Properties, Inc.'s Registration Statement on Form S-8 filed on July 15, 2003).

4.3 Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to One Liberty Properties, Inc.'s Registration Statement on Form S-2, Registration No. 333-86850, filed on April 24, 2002 and declared effective on May 24, 2002).

10.1 Amended and Restated Loan Agreement, dated as of June 4, 2005, by and among One Liberty Properties, Inc., Valley National Bank, Merchants Bank Division, Bank Leumi USA, Israel Discount Bank of New York and Manufacturers and Traders Trust Company (incorporated by reference to the Exhibit to One Liberty Properties, Inc.'s Form 8-K filed on June 7, 2004).

10.2 Shared Services Agreement, dated as of January 1, 2002, by and among One Liberty Properties, Inc., Gould Investors L.P., BRT Realty Trust, Majestic Property Management Corp., Majestic Property Affiliates, Inc. and REIT Management Corp. (incorporated by reference to Exhibit 15 to One Liberty Properties, Inc.'s Form 10-K for the year ended December 31, 2002).

10.3 Purchase and Sale Agreement dated as of November 22, 2005 between OLP Haverty's LLC and Havertacq 11 LLC (incorporated by reference to Exhibit
     10.1 to One  Liberty  Properties,  Inc.'s  Form 8-K filed on  November  23,
     2005).

14.1 Code of Business  Conduct and Ethics  (incorporated by reference to Exhibit
     14.1 to One Liberty Properties, Inc.'s Form 8-K filed on March 14, 2006).

21.1 Subsidiaries of Registrant*

23.1 Consent of Ernst & Young LLP*

31.1 Certification of Chairman of the Board and Chief Executive Officer*

31.2 Certification of Senior Vice President and Chief Financial Officer*

32.1 Certification of Chairman of the Board and Chief Executive Officer*

32.2 Certification of Senior Vice President and Chief Financial Officer*

*  Filed herewith

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                          ONE LIBERTY PROPERTIES, INC.


                                    By: /s/ Patrick J. Callan, Jr.
                                        ---------------------------
                                        Patrick J. Callan, Jr.
                                        President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

      Signature                     Title                          Date

/s/ Fredric H. Gould             Chairman of the
--------------------             Board of Directors
Fredric H. Gould                 and Chief Executive Officer     March 13, 2006


/s/ Patrick J. Callan, Jr.       President and                   March 13, 2006
--------------------------       Director
Patrick J. Callan, Jr.

/s/ Joseph A. Amato
-------------------
Joseph A. Amato                   Director                       March 13, 2006

/s/ Charles Biederman
---------------------
Charles Biederman                 Director                       March 13, 2006

/s/ James J. Burns
------------------
James J. Burns                    Director                       March 13, 2006

/s/ Jeffrey A. Gould
--------------------
Jeffrey A. Gould                  Director                       March 13, 2006

/s/ Matthew J. Gould
--------------------
Matthew J. Gould                  Director                       March 13, 2006

/s/ Marshall Rose
-----------------
Marshall Rose                     Director                       March 13, 2006

/s/ Joseph De Luca
------------------
Joseph De Luca                    Director                       March 13, 2006

/s/  J. Robert Lovejoy
----------------------
J. Robert Lovejoy                 Director                       March 13, 2006

/s/  Eugene I. Zuriff
---------------------
Eugene I. Zuriff                  Director                       March 13, 2006

/s/ David W. Kalish
-------------------
David W. Kalish                   Senior Vice President and
                                  Chief Financial Officer        March 13, 2006

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
One Liberty Properties, Inc. and Subsidiaries

We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting in Item 9A, Controls and Procedures, of Form 10K, that One Liberty Properties, Inc. and Subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of One Liberty Properties, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 of the Company and our report dated March 6, 2006 expressed an unqualified opinion thereon.


                                            /s/ Ernst & Young LLP
New York, New York
March 6, 2006

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders of One Liberty Properties, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of One Liberty Properties, Inc. and Subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of One Liberty Properties, Inc. and Subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of One Liberty Properties, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2006 expressed an unqualified opinion thereon.


                                            /s/ Ernst & Young LLP



New York, New York
March 6, 2006




                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (Amounts in Thousands, Except Per Share Data)

                                     ASSETS
                                                                                                      December 31,
                                                                                                      ------------
                                                                                               2005                 2004
                                                                                               ----                 ----
Real estate investments, at cost
     Land                                                                                    $ 53,846             $ 47,447
     Buildings and improvements                                                               226,200              199,736
                                                                                             --------             --------
                                                                                              280,046              247,183
Less accumulated depreciation                                                                  21,924               18,647
                                                                                             --------             --------
                                                                                              258,122              228,536

Investment in unconsolidated joint ventures                                                    27,335               37,023
Cash and cash equivalents                                                                      26,749                6,051
Unbilled rent receivable                                                                        6,613                5,301
Escrow, deposits and other receivables                                                          4,027                2,285
Investment in BRT Realty Trust at market (related party)                                          717                  731
Deferred financing costs                                                                        2,822                2,408
Other (including available-for-sale securities at market
    of $163 and $173)                                                                           3,415                2,051
                                                                                             --------             --------
                                                                                             $329,800             $284,386
                                                                                             ========             ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Mortgages payable                                                                       $167,472             $124,019
     Line of credit                                                                                 -                7,600
     Dividends payable                                                                          3,255                3,230
     Accrued expenses and other liabilities                                                     3,554                3,422
                                                                                             --------             --------
         Total liabilities                                                                    174,281              138,271
                                                                                             --------             --------
Commitments and contingencies                                                                       -                    -

Stockholders' equity:
     Preferred stock, $1 par value; 12,500 shares authorized;
         none issued                                                                                -                    -
     Common Stock, $1 par value; 25,000 shares authorized;
         9,770 and 9,728 shares issued and outstanding                                          9,770                9,728
     Paid-in capital                                                                          134,645              133,350
     Accumulated other comprehensive income - net unrealized
         gain on available-for-sale securities                                                    818                  717
     Unearned compensation                                                                     (1,250)                (926)
     Accumulated undistributed net income                                                      11,536                3,246
                                                                                             --------             --------
           Total stockholders' equity                                                         155,519              146,115
                                                                                             --------             --------
                                                                                             $329,800             $284,386
                                                                                             ========             ========

                             See accompanying notes.



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                  (Amounts in Thousands, Except Per Share Data)

                                                                                          Year Ended December 31,
                                                                                          -----------------------
                                                                                 2005             2004              2003
                                                                                 ----             ----              ----

Revenues:
   Rental income                                                               $28,445            $21,844          $16,170
                                                                               -------            -------          -------

Operating expenses:
   Depreciation and amortization                                                 5,664              4,197            2,913
   General and administrative (including $1,208, $980,
      and $832, respectively, to related party)                                  4,140              3,127            2,203
   Public offering expenses - related party                                          -                  -               69
   Real estate expenses                                                            352                495              316
   Leasehold rent                                                                  308                119                -
                                                                               -------            -------          -------
      Total operating expenses                                                  10,464              7,938            5,501
                                                                               -------            -------          -------

Operating income                                                                17,981             13,906           10,669

Other income and expenses:
   Equity in earnings of unconsolidated joint ventures                           2,102              2,869            2,411
   Interest and other income (including $194
      from an affiliated joint venture in 2003)                                    314                386              512
   Interest:
      Expense                                                                  (10,192)            (8,195)          (6,876)
      Amortization of deferred financing costs                                    (732)              (500)            (324)
   Gain on sale of air rights and other                                         10,248                 60                -
   Gain on sale of real estate                                                       -                 13               14
                                                                               -------           --------          -------

Income from continuing operations                                               19,721              8,539            6,406
                                                                               -------           --------          -------

Discontinued operations:
   (Loss) income from operations                                                  (346)             2,435            2,119
   Net gain on sale                                                              1,905                  -                -
                                                                               -------           --------          -------

Income from discontinued operations                                              1,559              2,435            2,119
                                                                               -------           --------          -------

Net income                                                                     $21,280            $10,974          $ 8,525
                                                                               =======            =======          =======

Calculation of net income applicable to common stockholders:
Net income                                                                     $21,280            $10,974          $ 8,525
Less dividends on preferred stock                                                    -                  -            1,037
                                                                               -------            -------           ------
Net income applicable to common stockholders                                   $21,280            $10,974          $ 7,488
                                                                               =======            =======          =======

Weighted average number of common shares outstanding:
      Basic                                                                      9,838              9,728            6,340
                                                                                 =====              =====            =====
      Diluted                                                                    9,843              9,744            6,372
                                                                                 =====              =====            =====

Net income per common share - basic and diluted:
      Income from continuing operations                                         $ 2.00             $  .88           $  .85
      Income from discontinued operations                                          .16                .25              .33
                                                                                ------             ------           ------
      Net income per common share                                               $ 2.16             $ 1.13           $ 1.18
                                                                                ======             ======           ======

Cash distributions per share:
      Common stock                                                              $ 1.32             $ 1.32           $ 1.32
                                                                                ======             ======           ======
      Preferred stock                                                           $    -             $    -           $ 1.60
                                                                                ======             ======           ======


                      See accompanying notes.


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                   For the Three Years Ended December 31, 2005
                  (Amounts in Thousands, Except Per Share Data)

                                                                                  Accum-
                                                                                  ulated                 Accum-
                                                                                   Other                 ulated
                                                                                  Compre-    Unearned     Undis-
                                             Preferred      Common      Paid-in   hensive     Compen-    tributed
                                               Stock         Stock      Capital   Income      sation    Net Income    Total
                                               -----         -----      -------   ------      ------    ----------    -----


Balances, December 31, 2002                  $ 10,693   $  5,626     $ 65,646     $   312   $     -     $  6,417     $ 88,694

Distributions - Common Stock
   ($1.32 per share)                                        -   -           -           -         -       (8,780)      (8,780)
Distributions - Preferred Stock
   ($1.60 per share)                                -          -            -           -         -       (1,037)      (1,037)
Exercise of options                                 -         67          801           -         -            -          868
Shares issued through public offering               -      3,737       60,811           -         -            -       64,548
Shares issued through dividend
   reinvestment plan                                -         61          943           -         -            -        1,004
Redemption of preferred stock                 (10,693)       114        2,174           -         -            -       (8,405)
Issuance of restricted stock                        -          -          488           -      (488)           -            -
Compensation expense -
    restricted stock                                -          -            -           -        41            -           41
Net income                                          -          -            -           -         -        8,525        8,525
       Other comprehensive income -
       net unrealized gain on available-
       for-sale securities                          -          -            -         511         -            -          511
                                                                                                                      -------
Comprehensive income                                -           -            -          -         -            -        9,036
                                              -------     -------     --------    -------   -------      -------      -------

Balances, December 31, 2003                         -      9,605      130,863         823      (447)       5,125      145,969

Distributions - Common Stock
   ($1.32 per share)                                        -   -           -           -         -      (12,853)     (12,853)
Exercise of options                                 -         49          543           -         -            -          592
Shares issued through dividend
   reinvestment plan                                -         72        1,247           -         -            -        1,319
Issuance of restricted stock                        -          -          699           -      (699)           -            -
Restricted stock vesting                            -          2           (2)          -         -            -            -
Compensation expense -
   restricted stock                                 -          -            -           -       220            -          220
Net income                                          -          -            -           -         -       10,974       10,974
       Other comprehensive income -
       net unrealized loss on available-
       for-sale securities                          -          -            -        (106)        -            -         (106)
                                                                                                                     --------
Comprehensive income                                -          -            -           -         -            -       10,868
                                              -------    -------      -------     -------   -------      -------     --------

Balances, December 31, 2004                         -      9,728      133,350         717      (926)       3,246      146,115

Distributions - Common Stock
   ($1.32 per share)                                -          -            -           -         -      (12,990)     (12,990)
Exercise of options                                 -         11          109           -         -            -          120
Shares issued through dividend
   reinvestment plan                                -         31          569           -         -            -          600
Issuance of restricted stock                        -          -          617           -      (617)           -            -
Compensation expense -
   restricted stock                                 -          -            -           -       293            -          293
Net income                                          -          -            -           -         -       21,280       21,280
       Other comprehensive income -
       net unrealized gain on available-
       for-sale securities                          -          -            -         101         -            -          101
                                                                                                                     --------
Comprehensive income                                -          -            -           -         -            -       21,381
                                              -------   --------     --------    --------   -------     --------     --------

Balances, December 31, 2005                   $     -   $  9,770     $134,645    $    818   $(1,250)    $ 11,536     $155,519
                                              =======   ========     ========    ========   ========    ========     ========

                                See accompanying notes.



                                                    ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                                                       Consolidated Statements of Cash Flows
                                                              (Amounts in Thousands)

                                                                                        Year Ended December 31,
                                                                            ----------------------------------------------
                                                                                2005             2004               2003
                                                                                ----             ----               ----

Cash flows from operating activities:
     Net income                                                               $21,280          $ 10,974          $  8,525
     Adjustments to reconcile net income to net cash
         provided by operating activities:
     Gain on sale                                                             (12,152)              (75)              (14)
     Increase in rental income from straight-lining of rent                    (1,311)           (1,037)           (1,058)
     Decrease in rental income from amortization of intangibles
         relating to leases                                                        29                43                54
     Provision for valuation adjustment                                           469               366                 -
     Amortization of restricted stock expense                                     293               220                41
     Equity in earnings of unconsolidated joint ventures                       (2,102)           (2,869)           (2,411)
     Distributions of earnings from unconsolidated joint ventures               3,108             2,775             2,476
     Payments to minority interest by subsidiary                                    -                 -               (18)
     Depreciation and amortization                                              5,905             4,758             3,473
     Amortization of financing costs                                              758               503               325
     Changes in assets and liabilities:
     Increase in escrow, deposits and other receivables                        (1,640)             (848)             (478)
     Increase in accrued expenses and other liabilities                           132               891               760
                                                                             --------          --------          --------
        Net cash provided by operating activities                              14,769            15,701            11,675
                                                                             --------          --------          --------
Cash flows from investing activities:
     Purchase of real estate and improvements                                 (59,427)          (49,734)          (24,327)
     Net proceeds from sale of real estate                                     34,114             1,302               159
     Net proceeds from condemnation of real estate                                  -                 -                32
     Investment in unconsolidated joint ventures, net                           8,802           (12,487)           (1,053)
     Investment in mortgages receivable                                             -                 -            (7,000)
     Collection of mortgages receivable (including $6,260
         from an affiliated joint venture)                                          -                 -            13,516
     Net proceeds from sale of available-for-sale securities                        5                 4                 -
     Purchase of available-for-sale securities                                      -                 -               (10)
                                                                             --------          --------          --------
        Net cash used in investing activities                                 (16,506)          (60,915)          (18,683)
                                                                             --------          --------          --------

Cash flows from financing activities:
     (Repayments) proceeds from bank line of credit, net                       (7,600)            7,600           (10,000)
     Proceeds from mortgages payable                                           64,706            12,150            13,508
     Payment of financing costs                                                (1,172)             (949)           (1,215)
     Repayment of mortgages payable                                           (21,253)           (2,368)           (1,612)
     Collection of notes receivable - officer                                       -                 -               166
     Proceeds from issuance of shares through public offering                       -                 -            68,160
     Underwriters' discounts and commissions and other
         public offering costs                                                      -                 -            (3,613)
     Cash distributions - Common Stock                                        (12,966)          (13,023)           (7,496)
     Cash distributions - Preferred Stock                                           -                 -            (1,037)
     Exercise of stock options                                                    120               592               868
     Redemption of preferred stock                                                  -                 -            (8,405)
     Issuance of shares through dividend reinvestment plan                        600             1,319             1,004
                                                                             --------          --------           -------
         Net cash provided by financing activities                             22,435             5,321            50,328
                                                                             --------          --------           -------


Net increase (decrease) in cash and cash equivalents                           20,698           (39,893)           43,320

Cash and cash equivalents at beginning of year                                  6,051            45,944             2,624
                                                                             --------          --------           -------

Cash and cash equivalents at end of year                                      $26,749          $  6,051           $45,944
                                                                              =======          ========           =======


                          Continued on next page



                                                    ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                                                 Consolidated Statements of Cash Flows (Continued)
                                                              (Amounts in Thousands)



                                                                                        Year Ended December 31,
                                                                            ----------------------------------------------
                                                                               2005             2004               2003
                                                                               ----             ----               -----


Supplemental disclosures of cash flow information:
     Cash paid during the year for interest expense                           $10,150           $ 8,347           $ 7,156
     Cash paid during the year for income taxes                                    15                18                18

Supplemental schedule of non-cash investing and financing activities:
    Assumption of mortgages payable in connection with
      purchase of real estate                                                       -           $ 9,854           $15,121
    Additions to real estate included in other liabilities                          -            (1,413)            1,413
    Conversion of preferred stock to common stock                                   -                 -             2,284



                         See accompanying notes.

                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                December 31, 2005


NOTE 1 -   ORGANIZATION AND BACKGROUND

One Liberty Properties, Inc. (the "Company") was incorporated in 1982 in the state of Maryland. The Company is a self-administered and self-managed real estate investment trust ("REIT"). The Company acquires, owns and manages a geographically diversified portfolio of retail, industrial, office, health and fitness, movie theater, and other properties, a substantial portion of which are under long-term net leases. As of December 31, 2005, the Company owns forty-four properties, holds a 50% tenancy in common interest in one property and participates in six joint ventures that own a total of fourteen properties, including one vacant parcel of land that is held for sale. The fifty-nine properties are located in twenty-three states.

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

Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under generally accepted accounting principles have been met.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

Purchase Accounting for Acquisition of Real Estate

In accordance with Statement of Financial Accounting Standards No. 141, or SFAS 141, "Business Combinations," the Company allocates the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above, below and at-market leases and origination costs associated with in-place leases. The Company depreciates the amount allocated to building and intangible assets over their estimated useful lives, which generally range from two to forty years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). The Company assesses fair value of the leases based on estimated cash flow projections that utilize appropriate discount rates and available market information.

As a result of its evaluation under SFAS 141 of the acquisitions made, the Company recorded additional deferred assets of $1,655,000 and $1,105,000, which is included in other assets on the balance sheet, representing the net value of the acquired above and below market leases and assumed lease origination costs for the years ended December 31, 2005 and 2004, respectively. The Company recognized a reduction in rental revenue of $29,000 and $43,000, for the amortization of the above/below market leases and amortization expense of $150,000 and $145,000 relating to lease origination costs, resulting from the reallocation of the purchase price of the acquired properties for the years ended 2005 and 2004, respectively. At December 31, 2005 and 2004, accumulated amortization of intangible lease assets was $271,000 and $341,000, respectively. For the year ended December 31, 2004, the Company also recorded a deferred liability of $187,000 representing the value of a mortgage loan assumed at an above market rate. The Company recognized a $35,000 and $3,000 reduction of interest expense for the amortization of the above market mortgage for the years ended December 31, 2005 and 2004, respectively.

The unamortized balance of intangible lease assets at December 31, 2005 will be deducted from future operations through 2025 as follows:

                     2006                       $  218,000
                     2007                          221,000
                     2008                          247,000
                     2009                          235,000
                     2010                          235,000
                     Thereafter                  1,515,000
                                                ----------
                                                $2,671,000
                                                ==========

Depreciation and Amortization

Depreciation of buildings is computed on the straight-line method over an estimated useful life of 40 years for commercial properties and 27 1/2 years for residential properties. Leasehold interest is amortized over the initial lease term of the leasehold position.

Deferred Financing Costs

Mortgage and credit line costs are deferred and amortized on a straight-line basis over the terms of the respective debt obligations, which approximates the effective interest method. At December 31, 2005 and 2004, accumulated amortization of such costs was $1,367,000 and $1,213,000, respectively.

Federal Income Taxes

The Company has qualified as a real estate investment trust under the applicable provisions of the Internal Revenue Code. Under these provisions, the Company will not be subject to federal income taxes on amounts distributed to stockholders providing it distributes substantially all of its taxable income and meets certain other conditions.

Distributions made during 2005 and 2004 included approximately 18% and 10%, respectively, to be treated by the stockholders as return of capital and 5% and less than 1%, respectively, as capital gain distributions, with the balance to be treated as ordinary income.

Investment in Equity Securities

The Company determines the appropriate classification of equity securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At December 31, 2005, all marketable securities have been classified as available-for-sale and, as a result, are stated at fair value. Unrealized gains and losses on available-for-sale securities are recorded as accumulated other comprehensive income in the stockholders' equity section.

The Company's investment in 30,048 common shares of BRT Realty Trust ("BRT"), a related party of the Company, (accounting for less than 1% of the total voting power of BRT), purchased at a cost of $97,000, has a fair market value at December 31, 2005 of $717,000. At December 31, 2005, the total cumulative unrealized gain of $818,000 on all investments in equity securities is reported as accumulated other comprehensive income in the stockholders' equity section.

Realized gains and losses are determined using the average cost method. During 2005, 2004 and 2003, sales proceeds and gross realized gains and losses on securities classified as available-for-sale were:

                                  2005          2004         2003
                                  ----          ----         ----

Sales proceeds                  $ 5,000       $ 4,000       $     -
                                =======       =======       =======
Gross realized losses           $ 1,000       $     -       $     -
                                =======       =======       =======
Gross realized gains            $     -       $ 2,000       $     -
                                =======       =======       =======

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

Mortgages payable: At December 31, 2005, the estimated fair value of the Company's mortgages payable exceeded its carrying value by approximately $2,421,000, assuming a market interest rate of 6.25%.

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

Concentration of Credit Risk

The Company maintains accounts at various financial institutions. While the Company attempts to limit any financial exposure, its deposit balances may, at times, exceed federally insured limits. The Company has not experienced any losses on such accounts.

Earnings Per Common Share

Basic earnings per share was determined by dividing net income applicable to common stockholders for each year by the weighted average number of shares of Common Stock outstanding during each year.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts exercisable for or convertible into Common Stock were exercised or converted or resulted in the issuance of Common Stock that then shared in the earnings of the Company. Diluted earnings per share was determined by dividing net income applicable to common stockholders for each year by the total of the weighted average number of shares of Common Stock outstanding plus the dilutive effect of the Company's outstanding options (4,738, 16,288 and 32,052 shares for the years ended 2005, 2004 and 2003, respectively) using the treasury stock method. The Preferred Stock was not considered for the purpose of computing diluted earnings per share because the assumed conversion was antidilutive.

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

During the year ended December 31, 2004, the Company determined that the estimated fair value of a retail property, where the tenant filed for bankruptcy protection and vacated the premises, was lower than its carrying value and recorded a $366,000 provision for the difference. At June 30, 2005, the Company wrote down the asset by an additional $469,000 based on an updated evaluation of market conditions in the geographic area in which the property is located. The provisions were recorded as direct write-downs of the investment on the balance sheet and depreciation was calculated using the new basis. The Company sold this property in December 2005 and recognized a loss of $9,000.

During the year ended December 31, 2005, one of the Company's joint ventures determined that the fair value of one of the five properties owned by it was lower than its carrying value and recorded a provision for valuation adjustment of $2,562,000, of which the Company's share was $1,281,000. This provision was based on a third party appraisal of the property, which is a vacant property, which valued the land only and a report by an independent engineering firm which estimated the value of the construction completed to date, against which management had taken a significant discount. The provision was recorded as a direct write down on the balance sheet of the joint venture.

Segment Reporting

Virtually all of the Company's real estate assets are comprised of real estate owned that is net leased to tenants on a long-term basis. Therefore, the Company operates predominantly in one industry segment.

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities", which explains how to identify variable interest entities ("VIE") and how to assess whether to consolidate such entities. In December 2003, a revision was issued
(46R) to clarify some of the original provisions. Management has reviewed its unconsolidated joint ventures and determined that none represent variable interest entities which would require consolidation by the Company pursuant to the interpretation.

Restricted Stock

The Company records compensation expense under APB 25 over the vesting period of the restricted stock, measuring the compensation cost based on the market value of the shares on the date of grant.

New Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations". This interpretation of FASB Statement No. 143 clarified that the term "conditional asset retirement obligations" refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may be within the control of the entity. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted FASB Interpretation No. 47 and has determined that it has no material effect on its financial statements.

Emerging Issues Task Force ("EITF") Issue 04-5, "Investor's Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners Have Certain Rights" was ratified by the FASB in June 2005. This EITF provides guidance in determining whether a general partner controls a limited partnership and what rights held by the limited partner(s) preclude the sole general partner from consolidating the limited partnership in accordance with the U.S. generally accepted accounting principles. This EITF covers entities that are equivalent to limited partnerships, such as LLC's, in which the Company is a managing member of. This issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. Management is evaluating the impact of the EITF issue and does not anticipate that its adoption will have a significant effect on earnings or the financial position of the Company.

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment", which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123 (R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair value. The pro forma disclosure is no longer an alternative. The Statement is effective for public companies at the beginning of the next fiscal year that begins after June 15, 2005. Management is evaluating the impact of the pronouncement and does not anticipate that its adoption will have a significant effect on earnings or the financial position of the Company.

Reclassification

Certain amounts reported in previous financial statements have been reclassified in the accompanying financial statements to conform to the current year's presentation.

NOTE 3 - REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS

During the year ended December 31, 2005, the Company purchased eight single tenant properties in seven states for a total consideration of $58,887,000.

The rental properties owned at December 31, 2005 are leased under noncancellable operating leases to corporate tenants with current expirations ranging from 2006 to 2038, with certain tenant renewal rights. Virtually all of the lease agreements are net lease arrangements which require the tenant to pay not only rent but all the expenses of the leased property including maintenance, taxes, utilities and insurance. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.

The minimum future rentals to be received over the next five years and thereafter on the operating leases in effect at December 31, 2005 are as follows:

            Year Ending
            December 31,                         (In Thousands)
            ------------                         --------------
                2006                                 $ 29,002
                2007                                   29,164
                2008                                   28,397
                2009                                   27,446
                2010                                   27,688
                Thereafter                            215,558
                                                     --------
                Total                                $357,255
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

At December 31, 2005, the Company has recorded an unbilled rent receivable aggregating $6,613,000, representing rent reported on a straight-line basis in excess of rental payments required under the initial term of the respective leases. This amount is to be billed and received pursuant to the lease terms during the next twenty years. The minimum future rentals presented above include amounts applicable to the repayment of these unbilled rent receivables.

Sales of Air Rights, Other and Real Estate

In June 2005, the Company sold the unused development or "air" rights relating to a property located in Brooklyn, New York for a sales price of approximately $11,000,000, which resulted in a gain after closing costs of $10,248,000 for financial statement purposes. This gain has been deferred for federal tax purposes in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended. (See Note 8 for the related party fee paid as a result of this sale).

In August 2004, the Company realized a gain of $60,000 resulting from its grant of an underground easement to a power company at one of its properties.

In July 2004, the Company sold a retail property, which had been vacant since February 2003, for a sales price of $1,340,000 and realized a gain of $13,000. The net operating loss for the property was $74,000 and $134,000 for the years ended December 31, 2004 and 2003, respectively.

In May 2003, the Company sold one property for a sales price of $170,000 and recognized a gain of $14,000. The net operating loss for the property was $8,000 for the year ended December 31, 2003.

Unaudited Pro Forma Information

On September 16, 2005, the Company purchased a property located in New Jersey for $30,000,000. The following table summarizes, on an unaudited pro forma basis, the combined results of continuing operations of the Company for the years ended December 31, 2005 and 2004 as though the acquisition of this property during September 2005 was completed on January 1, 2004. The information does not purport to be indicative of what the operating results of the Company would have been had the acquisition been consummated on January 1, 2004. Results of operations acquired are included in the consolidated statements of income from the date of acquisition. (Amounts in thousands, except per share data.)


                                                                                      2005                 2004
                                                                                      ----                 ----

              Pro forma revenues                                                     $30,498             $25,074
              Pro forma income from continuing operations                             20,431               9,661
              Pro forma common shares:
                  Basic                                                                9,838               9,728
                  Diluted                                                              9,843               9,744
              Pro forma income from continuing operations
                  Basic and Diluted                                                    $2.08              $  .99


NOTE 4 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company is a member in six unconsolidated joint ventures which own and operate fourteen properties. Summaries of the two most significant joint ventures in which the Company was designated the managing member are below.

At December 31, 2005, the Company owns a 50% equity interest in two joint ventures, with MTC Investors LLC ("MTC"), an unrelated entity. Approval of both members of these two joint ventures is needed for all material decisions including property acquisitions, financing and transfer of interest. These ventures were organized in 2001 and 2002, respectively, for the purpose of acquiring and owning megaplex movie theaters. The first joint venture (Joint Venture #1) owns five megaplex stadium-style movie theaters and the second joint venture (Joint Venture #2) owns one partial stadium-style movie theater located in Brooklyn, NY, three megaplex stadium-style movie theaters and a vacant property held for sale located in Monroe, NY. A stadium-style movie theater was under construction at this site until September 2004, at which time the lease with the former operator was terminated by mutual agreement and construction stopped. The joint venture is seeking alternative uses for this property and is also offering this property for sale.

The following tables present condensed financial statements for the two movie theater joint ventures at December 31, 2005 and for the year then ended (amounts in thousands):



              Condensed Balance Sheets                                  Joint Venture #1             Joint Venture #2
              ------------------------                                  ----------------             ----------------

              Cash and cash equivalents                                     $     368                  $     927
              Real estate investments, net                                     53,384                     37,989
              Property held for sale                                                -                        640 (A)
              Deferred financing costs                                            458                        419
              Unbilled rent receivable                                          1,390                      1,136
              Other assets, primarily investment in
                 Access Integrated Technologies, Inc.
                 Class A common stock                                               3                        432 (B)
                                                                            ---------                  ---------
              Total assets                                                  $  55,603                  $  41,543
                                                                            =========                  =========

              Mortgage loans payable                                        $  31,720                  $  25,514
              Other liabilities                                                   337                        559
              Equity                                                           23,546                     15,470
                                                                            ---------                  ---------
              Total liabilities and equity                                  $  55,603                  $  41,543
                                                                            =========                  =========

              Company's equity investment                                   $  12,706 (C)              $   7,632
                                                                            =========                  =========


              Condensed Statements of Operations                        Joint Venture #1           Joint Venture #2
              ----------------------------------                        ----------------           ----------------

              Rental income                                                 $   7,351                  $   5,415
                                                                            ---------                  ---------

              Depreciation and amortization                                     1,154                        810
              Operating expenses (D)                                              301                        130
                                                                            ---------                  ---------
              Total operating expenses                                          1,455                        940
                                                                            ---------                  ---------

              Operating income                                                  5,896                      4,475

              Other income and expenses:
                  Interest and other income                                         3                          -
                  Interest:
                     Expense                                                   (2,515)                    (1,989)
                     Amortization of deferred
                        financing costs                                           (70)                       (32)
                                                                            ---------                  ---------
              Income from continuing operations                                 3,314                      2,454
              Loss from discontinued operations                                     -                     (2,583) (A)
                                                                            ---------                  ---------
              Net income (loss) attributable to members                     $   3,314                  $    (129)
                                                                            =========                  =========

              Company's share of net income (loss)                          $   1,657                  $     (65)
                                                                            =========                  =========

              Amount recorded in income statement                           $   1,637(C)               $     (65)
                                                                            =========                  =========

              Distributions received by the Company:
                 From operations                                            $   1,645                  $     840
                                                                            =========                  =========
                 From capital                                               $      39                  $     235
                                                                            =========                  =========


        (A) During the year ended December 31, 2005, the joint venture determined that the fair value of one of the five properties owned by it, where the joint venture was funding the construction of a six screen movie theater, located in Monroe, NY, pursuant to the lease entered into with the former tenant, was lower than its carrying value. The lease with the former tenant was terminated by mutual agreement in September 2004 and construction was suspended. The joint venture is seeking alternative uses for this property and is also offering this property for sale. Included in loss from discontinued operations is a provision for valuation adjustment of $2,562 which is based on a third party appraisal which values the land only and a report by an independent engineering firm which estimates the value of the construction completed to date, against which management has taken a significant discount. The provision was recorded as a direct write down on the balance sheet.

        (B) During February 2005, the tenant/operator of one of the joint venture's movie theaters, located in Brooklyn, NY, who had the same principal as the tenant described in (A) above, sold its business to an independent third party. In consideration of the joint venture's consent to the lease assignment and a lease amendment and its waiver of the requirement for a security deposit under the amended lease, the joint venture received 40,000 restricted shares of Class A common stock of Access Integrated Technologies, Inc., the new tenant's parent company (AMEX:AIX). The closing price per share on the date of the transaction for these shares was $4.40 and at December 31, 2005 was $10.38. These shares have certain restrictions regarding the disposition thereof.

        (C) The difference between the carrying amount of the Company's investment in the joint venture and the underlying equity in net assets is a premium amortized as an adjustment to equity in earnings of unconsolidated joint ventures over 40 years.

        (D) Includes management fees of $68 and $51, respectively, paid to a company wholly owned by the Chairman of the Board of Directors and Chief Executive Officer and in which certain executive officers of the Company are officers. The management fee is equal to 1% of rent paid by the tenants.

The following tables present condensed financial statements for the two movie theater joint ventures at December 31, 2004 and for the year then ended (amounts in thousands):


              Condensed Balance Sheets                           Joint Venture #1            Joint Venture #2
              ------------------------                           ----------------            ----------------


              Cash and cash equivalents                            $     720                    $     413
              Real estate investments, net                            54,533                       42,012
              Deferred financing costs                                   527                          450
              Unbilled rent receivable                                 1,105                          839 (A)
              Other assets                                                 3                           18
                                                                   ---------                    ---------
              Total assets                                         $  56,888                    $  43,732
                                                                   =========                    =========

              Mortgage loans payable                               $  32,600                    $  25,606
              Other liabilities                                          687                          610
              Equity                                                  23,601                       17,516
                                                                  ----------                    ---------
              Total liabilities and equity                         $  56,888                    $  43,732
                                                                   =========                    =========

              Company's equity investment                          $  12,752                    $   8,652
                                                                   =========                    =========

              Condensed Statements of Operations               Joint Venture #1            Joint Venture #2
              ----------------------------------               ----------------            ----------------

              Rental income                                        $   7,334                    $   4,022
                                                                   ---------                    ---------

              Depreciation and amortization                            1,154                          809
              Operating expenses (B)                                     291                           79
                                                                   ---------                    ---------
              Total operating expenses                                 1,445                          888
                                                                   ---------                    ---------

              Operating income                                         5,889                        3,134

              Other income and expenses:
                  Interest:
                     Expense                                          (2,581)                      (2,034)
                     Amortization of deferred
                        financing costs                                  (70)                         (32)
                                                                   ---------                    ---------
              Income from continuing operations                        3,238                        1,068
              Loss from discontinued operations                            -                          (53)
                                                                   ---------                    ---------

              Net income attributable to members                   $   3,238                    $   1,015
                                                                   =========                    =========

              Company's share of net income                        $   1,619                    $     507
                                                                   =========                    =========

              Amount recorded in income statement                  $   1,599 (C)                $     507
                                                                   =========                    =========

              Distributions received by the Company:
                 From operations                                   $   1,591                    $     460
                                                                   =========                    =========
                 From capital                                      $      21                    $     141
                                                                   =========                    =========


              (A) The $839 balance in unbilled rent receivable is net of a $724 direct write off against the entire balance of unbilled rent receivable related to a movie theater, located in Brooklyn, NY, which had been paying its rent in compliance with a stipulation.

              (B) Includes management fees of $67 and $40, respectively, paid to a company wholly owned by the Chairman of the Board of Directors and Chief Executive Officer and in which certain executive officers of the Company are officers. The management fee is equal to 1% of rent paid by the tenants.

              (C) The difference between the carrying amount of the Company's investment in the joint venture and the underlying equity in net assets is a premium amortized as an adjustment to equity in earnings of unconsolidated joint ventures over 40 years.

At December 31, 2005, Joint Venture #1 has one consolidated outstanding mortgage payable, which is secured by first mortgage liens on the five megaplex stadium-style movie theaters it owns. The mortgage loan, which matures July 1, 2012, bears interest at the rates of 8.06% (four movie theaters) and 6.6% (one movie theater) per annum (on outstanding principal balances of $26,674,000 and $5,046,000), respectively. Total monthly payments of principal and interest of $283,000 are required with approximately $24,000,000 due at maturity.

At December 31, 2005, there are two outstanding mortgage loans in Joint Venture #2. One mortgage loan with an outstanding principal balance of $16,645,000 at December 31, 2005 is secured by first mortgage liens on three of the movie theater properties, matures May 1, 2018 and bears interest at 6.94%. Monthly payments of principal and interest of $138,000 are required with approximately $7,200,000 due at maturity. The other mortgage loan has an outstanding balance of $8,869,000 at December 31, 2005, is secured by a first mortgage lien on one movie theater property and bears interest at 8.94% through June 2017 and thereafter, the greater of 10.94% or the Treasury Rate plus two percentage points through the maturity date of March 1, 2022. Monthly payments of principal and interest of $77,994 are required through March 1, 2007 increasing every five years through maturity.

Scheduled principal repayments during the next five years and thereafter are as follows (in thousands):

    Year Ending
    December 31,            Joint Venture #1            Joint Venture #2
   ------------             ----------------            ----------------
       2006                      $   951                    $   647
       2007                        1,028                        697
       2008                        1,112                        750
       2009                        1,202                        807
       2010                        1,300                        869
       Thereafter                 26,127                     21,744
                                 -------                    -------
       Total                     $31,720                    $25,514
                                 =======                    =======

The movie theater properties are net leased under noncancellable operating leases to experienced theater operators with current expirations ranging from 2015 to 2022, with certain tenant renewal rights. The minimum future rentals to be received over the next five years and thereafter on the operating leases in effect at December 31, 2005 are as follows (in thousands):

    Year Ending
    December 31,           Joint Venture #1              Joint Venture #2
    ------------           ----------------              ----------------
       2006                     $ 6,910                     $4,527
       2007                       6,935                      4,588
       2008                       7,015                      4,609
       2009                       7,040                      4,675
       2010                       7,155                      4,783
       Thereafter                59,631                     49,969
                                -------                    -------
       Total                    $94,686                    $73,151
                                =======                    =======


The remaining four unconsolidated joint ventures each own one property. At December 31, 2005 and 2004, the Company's equity investment in these four joint ventures totaled $6,997,000 and $15,619,000, respectively. The December 31, 2005 balance is net of distributions of financing proceeds the Company received from two of the joint ventures aggregating $8,715,000. These four unconsolidated joint ventures contributed $530,000 and $763,000 in equity earnings for the years ended December 31, 2005 and 2004, respectively.

Mortgage brokerage fees relating to the financings of the two properties mentioned in the previous paragraph, aggregating $156,000, were paid by the two ventures to a company wholly owned by the Chairman of the Board of Directors and Chief Executive Officer and in which certain executive officers of the Company are officers. These fees were deferred and are being amortized over the life of the respective mortgages. In addition, one of these joint ventures paid such company $12,000 and $1,000 in management fees for the years ended December 31, 2005 and 2004, respectively.

NOTE 5 - DEBT OBLIGATIONS

Mortgages Payable

At December 31, 2005, there are thirty-seven outstanding mortgages payable, all of which are secured by first liens on individual real estate investments with an aggregate carrying value before accumulated depreciation, as adjusted for intangibles, of $253,480,000. The mortgages bear interest at rates ranging from 5.13% to 8.8%, and mature between 2006 and 2023. The weighted average interest rate was 6.4% and 7.1% for the years ended December 31, 2005 and 2004, respectively.

Scheduled principal repayments during the next five years and thereafter are as follows:

           Year Ending
           December 31,                               (In Thousands)
           ------------                               --------------
               2006                                       $  5,814
               2007                                          7,758
               2008                                          8,243
               2009                                          8,787
               2010                                         20,950
               Thereafter                                  115,920
                                                          --------
               Total                                      $167,472
                                                          ========

Line of Credit

On June 4, 2004, the Company amended its existing $30,000,000 revolving credit facility to add two new lenders, increase the total amount of the facility to $62,500,000 ("Facility") and extend its maturity from March 21, 2005 to March 3, 2007. The two original lenders were Valley National Bank, Merchants Bank Division and Bank Leumi USA and the two new lenders are Israel Discount Bank of New York and Manufacturers and Traders Trust Company. The Facility provides that the Company pay interest at the lower of LIBOR plus 2.5% or at the bank's prime rate on funds borrowed and an unused facility fee of 1/4%. The Company paid $636,000 in fees and closing costs relating to the Facility increase which are being amortized over the term of the Facility.

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

NOTE 6 -   PREFERRED STOCK

At the Company's Annual Meeting of Stockholders held on June 14, 2005, the stockholders approved an Amendment to the Company's Restated Articles of Incorporation to increase the aggregate number of shares of authorized capital stock by authorizing the issuance of 12,500,000 shares of preferred stock, par value $1.00 per share. To date, none have been issued.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

At December 31, 2005 and 2004, Gould Investors L.P. ("Gould"), a related party, owned 818,679 shares of the common stock of the Company or approximately 8% of the equity interest. During 2004, Gould purchased 53,089 shares of the Company through the Company's dividend reinvestment plan.

Gould charged the Company $1,208,000, $980,000 and $901,000 during the years ended December 31, 2005, 2004 and 2003, respectively, for allocated general and administrative expenses and payroll based on estimated time incurred by various employees pursuant to a Shared Services Agreement. Such amounts included $69,000 in 2003 attributable to time spent on the public offering. At December 31, 2005 and 2004, $268,000 and $228,000 remain unpaid and is reflected in accrued expenses on the balance sheet.

The Company paid the following fees to companies wholly owned by the Chairman of the Board of Directors and Chief Executive Officer and in which certain executive officers of the Company are officers. The Company's policy is to insure that it receives terms in transactions with affiliates that are at least as favorable to the Company as similar transactions the Company would enter into with unaffiliated persons.

                                        Years Ended December 31,
                                 2005              2004             2003
                                 ----              ----             ----
Mortgage brokerage fees (A)   $  543,000         $122,000         $291,000
Sales commissions (B)            404,000           47,000                -
Lease commissions                      -                -          309,000
Management fees                   42,000           58,000           15,000
Supervisory fees (C)              37,000           26,000          172,000
                              ----------         --------         --------
Total fees                    $1,026,000         $253,000         $787,000
                              ==========         ========         ========

(A) Relating to mortgages placed on eleven, three and six of the Company's properties for the years ended December 31, 2005, 2004 and 2003, respectively. These fees were deferred and are being amortized over the life of the respective mortgages.

(B) Relating to the sales of two properties and air rights for the year ended December 31, 2005 for an aggregate sales price of $30,524,000. Relates to the sale of one property for the year ended December 31, 2004 for a sales price of $1,340,000.

(C) For supervision of improvements to properties.

See Note 4 for other related party transactions involving the Company's unconsolidated joint ventures.

NOTE 9 -  STOCK OPTIONS AND RESTRICTED STOCK

Stock Options

On December 6, 1996, the directors of the Company adopted the 1996 Stock Option Plan (Incentive/Nonstatutory Stock Option Plan), which was approved by the Company's stockholders on June 6, 1997. The options granted under the Plan were granted at per share amounts at least equal to their fair market value at the date of grant, were cumulatively exercisable at a rate of 25% per annum, commencing six months after the date of grant, and expire five years after the date of grant. The 9,000 options outstanding at December 31, 2005 expire on September 9, 2006. A maximum of 225,000 shares of common stock of the Company were reserved for issuance to employees, officers, directors, consultants and advisors to the Company, of which none are available for grant at December 31, 2005.

Changes in the number of common shares under all option arrangements are summarized as follows:


                                                                            Years Ended December 31,
                                                                      ----------------------------------------
                                                                      2005               2004            2003
                                                                      ----               ----            ----


  Outstanding at beginning of period                                  19,500            68,688          142,302
  Exercised                                                          (10,500)          (49,188)         (66,864)
  Expired                                                                  -                 -           (6,750)

  Outstanding at end of period                                         9,000            19,500           68,688

  Exercisable at end of period                                         9,000            19,500           54,938

  Option price per share outstanding                                  $12.19       $11.125-$12.19   $11.125-$12.375



  As of December 31, 2005, the outstanding options had a remaining contractual life of approximately eight months and an exercise price of $12.19.

  The Company adopted Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

  Pro forma information regarding net income and earnings per share is required by FASB No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for the outstanding options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for these options which were granted in 2001: risk free interest rate of 4.06%, dividend yield of 10.07%, volatility factor of the expected market price of the Company's Common Stock based on historical results of .141; and expected life of 5 years.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate, management believes the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The Company has elected not to present pro forma information for 2005, 2004 and 2003 because the impact on the reported net income and earnings per share is immaterial.

  Restricted Stock

  During the years ended December 31, 2005 and 2004, the Company awarded 40,750 and 35,700 shares of restricted stock under its 2003 Incentive Plan which was approved by the Company's stockholders in June 2003. The total number of shares issuable under this Plan is 275,000. The restricted shares vest five years from the date of issuance and under certain circumstances may vest earlier. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the balance sheet until they vest. The Company records compensation expense under APB 25 over the vesting period, measuring the compensation cost based on the market value of the shares on the date of grant. For the years ended December 31, 2005 and 2004 the total value of restricted stock grants was $776,000 and $699,000. Compensation expense of $293,000, $220,000 and $41,000 was recognized in 2005, 2004 and 2003, respectively and at December 31, 2005, $1,250,000 has been deferred as unearned compensation and will be charged to expense over the vesting period. Included in the 2004 compensation expense is $28,000 related to the accelerated vesting of 1,750 shares of restricted stock upon the retirement of a board member.

  Changes in the number of shares under the 2003 One Liberty Incentive Plan is shown below:

                                             Years Ended December 31,
                                              2005            2004
                                              ----            ----
  Outstanding at beginning of period         60,300          26,350
  Issued                                     40,750          35,700
  Cancelled                                  (8,325)              -
  Accelerated vesting                             -          (1,750)
                                             ------          ------
  Outstanding at the end of period           92,725          60,300
                                             ======          ======


NOTE 10 - DISTRIBUTION REINVESTMENT PLAN

In May 1996, the Company implemented a Distribution Reinvestment Plan (the "Plan"). The Plan provides owners of record of 100 shares or more of its common and/or preferred stock the opportunity to reinvest cash distributions in newly-issued common stock of the Company at a five percent discount from the market price. No open market purchases are made under the Plan. During the years ended December 31, 2005 and 2004, the Company issued 31,441 and 72,214 common shares, respectively, under the Plan.

NOTE 11 - DISCONTINUED OPERATIONS

During the year ended December 31, 2005, the Company sold five properties. In accordance with SFAS 144, "Accounting for Impairment or Disposal of Long Lived Assets," the Company recorded the results of operations and the related gain as income from discontinued operations. (See Note 8 for the related party fees paid as a result of these transactions.)

The following is a summary of income from discontinued operations for the years ended December 31, 2005, 2004 and 2003 (in thousands):


                                                                               Years Ended December 31,
                                                                       2005              2004             2003
                                                                       ----              ----             ----


Revenues, primarily rental income                                     $ 1,173           $ 4,298          $ 3,114
                                                                      -------           -------          -------

  Depreciation and amortization                                           241               561              560
  Real estate expenses                                                    690               734              227
  Interest expense                                                        119               202              208
  Provision for valuation adjustment
    of real estate                                                        469               366                -
                                                                      -------           -------          -------
    Total expenses                                                      1,519             1,863              995
                                                                      -------           -------          -------

  (Loss) income from discontinued
    operations before gain on sale                                       (346)            2,435            2,119

  Net gain on sale of discontinued operations                           1,905                 -                -
                                                                      -------           -------          -------

  Income from discontinued operations                                 $ 1,559           $ 2,435          $ 2,119
                                                                      =======           =======          =======



  Real estate investments, net of accumulated depreciation, and mortgages payable for these five properties at December 31, 2004 was $22,550,000 and $2,225,000, respectively.

  NOTE 12 -  PRESIDENT RESIGNATION AND CONTINGENCY

  On July 21, 2005, the Company announced that Jeffrey Fishman resigned as the Company's president, chief executive officer and a member of its Board of Directors. Mr. Fishman's resignation followed the discovery by the Company of what appeared to be inappropriate financial dealings by Mr. Fishman with a former tenant of a movie theater property located in Brooklyn, NY, owned by a joint venture in which the Company is a 50% venture partner and the managing member. The Audit Committee of the Board of Directors has been conducting an investigation of this matter and related matters and retained special counsel to assist the committee in the investigation. The investigation has been substantially completed. Based on materials which have been gathered and interviews which have been conducted during the investigation, there is no indication that any other officer or employee assisted in or benefited from Mr. Fishman's inappropriate financial dealings. In the opinion of management, the activities of the former president and chief executive officer have not had a material adverse effect on the Company's business operations or its financial condition.

  On August 12, 2005, the former tenant of the Brooklyn, NY theater property, (referred to in the preceding paragraph), Pritchard Square Cinema LLC, and Pritchard Square LLC, commenced litigation in the Supreme Court of the State of New York, Nassau County against the Company, certain of its affiliated entities, Mr. Fishman and Britannia Management, LLC ("Britannia"), a company which the Company believes is owned and/or controlled by Mr. Fishman. Pritchard Square LLC was the seller and Pritchard Square Cinema LLC was the tenant of the Brooklyn, NY property which was acquired in a "sale and leaseback transaction" by the joint venture. The Brooklyn, NY property is still owned by the joint venture and is now leased to a party unrelated to the former tenant. The former tenant and its related entity allege that it or its affiliates paid $815,000 in the aggregate to Mr. Fishman and/or Britannia. As against Mr. Fishman, Britannia, the Company and affiliated entities, the complaint alleges fraud, breach of contract, intentional tort, negligent supervision, respondeat superior, negligent misrepresentation, tortious interference with prospective economic relations and conduct in violation of the Racketeer Influenced and Corrupt Organizations Act ("RICO"). The damages sought in the complaint are $9 million plus punitive damages, interest and costs and a demand for treble damages under RICO.

  On the same date that the complaint was filed against the Company and certain of its affiliated entities, the Company filed suit in the Supreme Court of the State of New York, Nassau County against the former tenant of the Brooklyn, NY property, Norman Adie, the former tenant's principal, Jeffrey Fishman, Britannia and others. The Company's complaint alleges that Mr. Adie, Mr. Fishman and other defendants conspired to defraud the Company. The Company's lawsuit alleges commercial bribery, fraud, breach of fiduciary duty, tortious interference, intentional tort, violation of the New York Enterprise Corruption Act, respondeat superior, unjust enrichment and violations of RICO. The damages alleged in this lawsuit exceed $1 million, plus punitive damages, interest and costs.

  Motions were made by both parties to consolidate the two actions. The Court has ordered a consolidation of the actions for all purposes and determined that the Company will be deemed the plaintiff and Pritchard Square Cinema LLC and its related entity will be deemed the defendants. The Company believes that the claims against the Company and its affiliates are without merit and the Company will defend the claims against it vigorously. The litigation is in the preliminary stages and discovery has not commenced.

  NOTE 13 - COMMITMENTS AND CONTINGENCIES

  The Company maintains a non-contributory defined contribution pension plan covering eligible employees and officers. Contributions by the Company are made through a money purchase plan, based upon a percent of qualified employees' total salary as defined. Pension expense approximated $60,000, $56,000 and $47,000 during the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, the entire 2005 contribution had been paid by the Company to the plan.

  In the ordinary course of business the Company is party to various legal actions which management believes are routine in nature and incidental to the operation of the Company's business. Management believes that the outcome of the proceedings will not have a material adverse effect upon the Company's consolidated statements taken as a whole.

  NOTE 14 - INCOME TAXES

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

  Reconciliation Between Financial Statement Net Income and Federal Taxable
   Income:

  The following unaudited table reconciles financial statement net income to federal taxable income for the years ended December 31, 2005, 2004 and 2003 (amounts in thousands):


                                                             2005             2004         2003
                                                           Estimate          Actual       Actual
                                                           --------          ------       ------

              Net income                                   $21,280          $10,974       $ 8,525
              Straight line rent adjustments                (1,602)          (1,205)       (1,576)
              Financial statement gain on sale
                in excess of tax gain                      (10,840) (A)           -           (48)
              Rent received in advance, net                   (589)             275           748
              Financial statement provisions for
                valuation adjustment                         1,281              366             -
              Fee income subject to tax,
                not recorded for books                           -              134             5
              Financial statement adjustment for
                above/below market leases                      179              188           153
              Restricted stock expense, non-deductible         294              189            41
              Financial statement depreciation
                in excess of tax depreciation                  409              207            70
              Other adjustments                                  -               35             4
                                                           -------          -------       -------                 -
              Federal taxable income                       $10,412          $11,163       $ 7,922
                                                           =======          =======       =======

              (A) Amount includes $10,248 GAAP gain on sale of air rights, which was deferred for federal tax purposes in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended.


Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction:

The following unaudited table reconciles cash dividends paid with the dividends paid deduction for the years ended December 31, 2005, 2004 and 2003 (amounts in thousands):


                                                            2005           2004         2003
                                                          Estimate        Actual       Actual
                                                          --------        ------       ------

              Cash dividends paid                          $12,990       $12,854      $ 9,817
              Dividend reinvestment plan (B)                    37            57           66
                                                           -------       -------      -------
                                                            13,027        12,911        9,883
              Less: Spillover dividends designated to
                        following year (C)                  (3,265)       (3,235)      (2,646)
              Less: Return of capital                       (2,535)       (1,109)           -
              Plus: Spillover dividends designated from
                        prior year                           3,235         2,646        1,238
                                                           -------       -------      -------
              Dividends paid deduction (D)                 $10,462       $11,213      $ 8,475
                                                           =======       =======      =======

              (B) Amount reflects the 5% discount on the Company's common shares purchased through the dividend reinvestment plan.

              (C) The entire dividend paid in January 2006 and 2005 and a portion of the dividend paid in January 2004 will be considered 2006, 2005 and 2004 dividends, respectively, as it was in excess of the Company's accumulated earnings and profits through 2005, 2004 and 2003, respectively.

              (D) Dividends paid deduction is higher than federal taxable income in 2005, 2004 and 2003 so as to account for adjustments made to federal taxable income as a result of the impact of the alternative minimum tax.

NOTE 15 - QUARTERLY FINANCIAL DATA (Unaudited):
         (In Thousands, Except Per Share Data)


                                                                          Quarter Ended
                                                                          -------------
                                                                                                    Total
                                           March 31        June 30    September 30  December 31    For Year
                                           --------        -------    ------------  -----------    --------
2005

Rental revenues as previously
     reported                               $7,106          $7,174        $7,107       $7,545       $28,932
Revenues from discontinued
     operations (A)                           (329)           (158)            -            -          (487)
                                            -------         ------        ------       ------       -------
Revenues (B)                                $6,777          $7,016        $7,107       $7,545       $28,445
                                            ======          ======        ======       ======       =======

Income from continuing
     operations                             $2,860         $12,896 (C)    $1,163       $2,802       $19,721
Income (loss) from discontinued
     operations                               (137)            387           566          743         1,559
                                            ------         -------        ------       ------       -------

Net income                                  $2,723         $13,283 (C)    $1,729       $3,545       $21,280
                                            ======         =======        ======       ======       =======

Weighted average number of common shares outstanding:
     Basic                                   9,795           9,841         9,852        9,863         9,838
     Diluted                                 9,802           9,845         9,857        9,868         9,843

Net income per common share - basic and diluted:
     Income from continuing
       operations                           $  .29          $ 1.31        $  .12       $  .28         $2.00 (D)
     Income (loss) from
       discontinued operations                (.01)            .04           .06          .08           .16 (D)
                                            ------          ------        ------       ------        ------
Net income                                  $  .28          $ 1.35        $  .18       $  .36        $ 2.16 (D)
                                            ======          ======        ======       ======        ======



        (A) Excludes revenues from discontinued operations which were previously excluded from total revenues as previously reported in the September and December 2005 quarters.
        (B) Amounts have been adjusted to give effect to the Company's discontinued operations in accordance with Statement No. 144.
        (C) Includes $10,248 (or $1.04 per common share) from the sale of air rights.
        (D) Calculated on weighted average shares outstanding for the year.

                (In Thousands, Except Per Share Data)

                                                                            Quarter Ended
                                                                            -------------
                                                                                                            Total
                                            March 31     June 30       September 30      December 31       For Year
                                            --------     -------       ------------      -----------       --------
2004

Rental revenues as previously
     reported                               $5,558        $6,137         $6,275            $7,822 (E)       $25,792
Revenues from discontinued
     operations                               (782)         (796)          (726)           (1,644)(E)        (3,948)
                                            ------        ------         ------           -------            ------
Revenues (F)                                $4,776        $5,341         $5,549            $6,178           $21,844
                                            ======        ======         ======            ======           =======

Income from continuing
     operations                             $1,706        $1,742         $2,115            $2,976            $8,539
Income from discontinued
     operations                                539           479            384             1,033             2,435
                                            ------        ------         ------           -------           -------

Net income                                  $2,245        $2,221         $2,499            $4,009           $10,974
                                            ======        ======         ======            ======           =======

Weighted average number of common shares outstanding:
     Basic                                   9,662         9,721          9,749             9,780             9,728
     Diluted                                 9,688         9,736          9,762             9,790             9,744

Net income per common share - basic and diluted:
     Income from continuing
        operations                          $  .18        $  .18         $  .22            $  .30            $  .88 (G)
     Income from
        discontinued operations                .05           .05            .04               .11               .25 (G)
                                            ------        ------         ------            ------            ------
Net income                                  $  .23        $  .23         $  .26            $  .41            $ 1.13 (G)
                                            ======        ======         ======            ======            ======


     (E) The quarter ended December 31, 2004 includes the receipt of $767,000 from the sale by the Company of a claim in connection with the bankruptcy proceeding involving a retail tenant which disaffirmed its lease and vacated the property.
     (F) Amounts have been adjusted to give effect to the Company's discontinued operations in accordance with Statement No. 144.
     (G) Calculated on weighted average shares outstanding for the year.


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

      Schedule III - Consolidated Real Estate and Accumulated Depreciation

                                December 31, 2005

                             (Amounts in Thousands)



                                                                                                                     Life on Which
                                    Initial Cost  Gross Amount at Which Carried At                                  Depreciation in
                                     to Company         December 31, 2005                                            Latest Income
                                     ---------          -----------------                         Date Of             Statement is
                                                                                 Accumulated     Construc-   Date       Computed
                     Encumbrances  Land   Buildings   Land   Buildings   Total   Depreciation      tion    Acquired     (Years)
                     ------------  ----   ---------   ----   ---------   -----   ------------      ----    --------     --------

Free Standing
Retail Locations:
-----------------


Miscellaneous          $73,003    $25,289  $100,684  $25,289  $100,684  $125,973   $11,246        Various   Various        40


Flex Buildings:
---------------


Miscellaneous           12,640      3,780    15,279    3,780    15,279    19,059     1,921        Various   Various        40


Office Buildings:
-----------------

Parsippany, NJ          17,000      6,055    23,300    6,055    23,300    29,355       170        1997      Sept.16, 2005   40

Miscellaneous           17,933      3,537    16,203    3,537    16,203    19,740     1,685        Various   Various         40


Apartment Building:
-------------------

Miscellaneous            4,434      1,110     4,439    1,110     4,439     5,549     1,863        1910      June 14, 1994  27.5


Industrial:
-----------

St. Cloud, MN            9,852      3,407    13,151    3,407    13,151    16,558       397        2001      Oct.18, 2004    40

Miscellaneous            9,167      6,104    24,077    6,104    24,077    30,181     2,315      Various     Various         40


Theater:
--------

Miscellaneous           13,225      2,331    17,607    2,331    17,607    19,938     1,173      Various    Various        Various


Health Clubs:
-------------

Miscellaneous           10,218      2,233    11,460    2,233    11,460    13,693     1,154      Various   Various          40
                        ------      -----    ------    -----    ------    ------     -----

                      $167,472    $53,846  $226,200  $53,846  $226,200  $280,046   $21,924
                      ========    =======  ========  =======  ========  ========   =======



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                              Notes To Schedule III
              Consolidated Real Estate And Accumulated Depreciation

  (a) Reconciliation of "Real Estate and Accumulated Depreciation"
                       (Amounts In Thousands)

                                                                        Year Ended December 31,
                                                               2005            2004              2003
                                                               ----            ----              ----

  Investment in real estate:

  Balance, beginning of year                                 $247,183            $191,471          $151,294

  Addition: Land, buildings and
      improvements                                             57,772              57,427            40,431
  Deductions:
      Cost of properties sold                                 (24,440)             (1,349)             (222)
      Valuation allowance (c)                                    (469)               (366)                -
      Other                                                         -                   -               (32)
                                                             --------            --------          --------
  Balance, end of year                                       $280,046            $247,183          $191,471
                                                             ========            ========          ========


  Accumulated depreciation:

  Balance, beginning of year                                 $ 18,647            $ 14,155          $ 10,857

  Addition: depreciation                                        5,755               4,614             3,375
  Deductions:
      Accumulated depreciation
         related to properties sold                            (2,478)               (122)            (  77)
                                                             --------            --------          --------


  Balance, end of year                                       $ 21,924            $ 18,647          $ 14,155
                                                             ========            ========          ========


  (b) The aggregate cost of the properties is approximately $14,641 lower for federal income tax purposes.

  (c) During the years ended December 31, 2005 and 2004, the Company recorded provisions for valuation adjustment of real estate totaling $469 and $366, respectively. See Note 2 to the consolidated financial statements for further information.

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
OLP Saint Cloud LLC                                           Minnesota
OLP CC Antioch LLC                                            Tennessee

    Company                                              State of Organization
    -------                                              ---------------------

OLP CC Fairview Heights LLC                                   Illinois
OLP CC Ferguson LLC                                           Missouri
OLP CC St. Louis LLC                                          Missouri
OLP CC Florence LLC                                           Kentucky
OLP Tomlinson LLC                                             Pennsylvania
OLP Parsippany LLC                                            Delaware
OLP Veterans Highway LLC                                      New York

                                  Exhibit 23.1

            Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the Registration Statements (Form S-3 No. 333-108765) of One Liberty Properties, Inc. and in the related Prospectus (Form S-8 No. 333-101681) pertaining to the 1996 Stock Option Plan of One Liberty Properties, Inc.; and (Form S-8 No. 333-104461) pertaining to the 2003 Incentive Plan of One Liberty Properties, Inc., of our reports dated March 6, 2006, with respect to the consolidated financial statements and schedule of One Liberty Properties, Inc., One Liberty Properties, Inc. management's assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of One Liberty Properties, Inc., included in this Annual Report (Form 10-K) for the year ended December 31, 2005.





New York, New York
March 6, 2006

                                  Exhibit 31.1

                                  CERTIFICATION

   I, Fredric H. Gould, Chairman of the Board and Chief Executive Officer of One Liberty Properties, Inc., certify that:

   1. I have reviewed this Annual Report on Form 10-K for the fiscal year ended December 31, 2005 of One Liberty Properties, Inc.;

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

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15 (e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

                  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

                  (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:   March 15, 2006
                                                /s/ Fredric H. Gould
                                                --------------------
                                                Fredric H. Gould
                                                Chairman of the Board and Chief
                                                Executive Officer

                                  Exhibit 31.2

                                  CERTIFICATION

   I, David W. Kalish, Senior Vice President and Chief Financial Officer of One Liberty Properties, Inc., certify that:

     1. I have reviewed this Annual Report on Form 10-K for the fiscal year ended December 31, 2005 of One Liberty Properties, Inc.;

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

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15 (e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

                  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

                  (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:   March 15, 2006

                                         /s/ David W. Kalish
                                         -------------------
                                         David W. Kalish
                                         Senior Vice President and
                                         Chief Financial Officer

                                   EXHIBIT 32.1

       CERTIFICATION OF CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, Fredric H. Gould, Chairman of the Board and Chief Executive Officer of One Liberty Properties, Inc. (the "Registrant"), does hereby certify to his knowledge, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Annual Report on Form 10-K for the year ended December 31, 2005 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: March 15, 2006          /s/ Fredric H. Gould
                              --------------------
                              Fredric H. Gould
                              Chairman of the Board and Chief Executive Officer

                                  EXHIBIT 32.2

       CERTIFICATION OF SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)


The undersigned, David W. Kalish, Senior Vice President and Chief Financial Officer of One Liberty Properties, Inc. (the "Registrant"), does hereby certify to his knowledge, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Annual Report on Form 10-K for the year ended December 31, 2005 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   March 15, 2006           /s/ David W. Kalish
                                 ------------------------------------
                                 David W. Kalish
                                 Senior Vice President and Chief
                                 Financial Officer