Form 10-Q
period 2006-03-31
ONE LIBERTY PROPERTIES INC
filed 2006-05-09
CIK 712770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

          [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2006

                                       OR

       [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                        Commission File Number 001-09279

                          ONE LIBERTY PROPERTIES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

        MARYLAND                                                  13-3147497
        --------------------------------------------------------------------
       (State or other jurisdiction of                      (I.R.S. employer
        incorporation or organization)                 identification number)

        60 Cutter Mill Road, Great Neck, New York                      11021
        --------------------------------------------------------------------
        (Address of principal executive offices)                  (Zip code)

                                 (516) 466-3100
                                 --------------
                (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X    No
                                   ---     ---
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

 Large Accelerated Filer     Accelerated Filer  X   Non-Accelerated Filer
                        ---                    ---                       ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):

                               Yes      No  X
                                   ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 4, 2006, the registrant had 9,930,842 shares of common stock outstanding.

Part I - FINANCIAL INFORMATION

Item 1    Financial Statements


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in Thousands, Except Per Share Data)


                                                                                    March 31,         December 31,
                                                                                      2006                2005
                                                                                    ---------         -----------
                                                                                   (Unaudited)
Assets
Real estate investments, at cost
   Land                                                                              $ 53,846           $ 53,846
   Buildings and improvements                                                         226,361            226,200
                                                                                     --------           --------
                                                                                      280,207            280,046
           Less accumulated depreciation                                               23,431             21,924
                                                                                     --------           --------
                                                                                      256,776            258,122

   Investment in unconsolidated joint ventures                                         27,338             27,335
   Cash and cash equivalents                                                           26,660             26,749
   Unbilled rent receivable                                                             6,973              6,613
   Escrow, deposits and other receivables                                               4,252              4,027
   Investment in BRT Realty Trust (related party)                                         768                717
   Deferred financing costs                                                             2,689              2,822
   Other assets (including available-for-sale securities
       at market of $167 and $163)                                                      3,414              3,415
                                                                                     --------           --------

           Total assets                                                              $328,870           $329,800
                                                                                     ========           ========

Liabilities and Stockholders' Equity
   Liabilities:
        Mortgages payable                                                            $166,564           $167,472
        Dividends payable                                                               3,275              3,255
        Accrued expenses and other liabilities                                          3,300              3,554
                                                                                     --------           --------

           Total liabilities                                                          173,139            174,281
                                                                                     --------           --------

Commitments and contingencies                                                               -                  -

Stockholders' equity:
        Preferred stock, $1 par value;
           12,500 shares authorized; none issued                                            -                  -
        Common stock, $1 par value; 25,000 shares
           authorized; 9,781 and 9,770 shares
           issued and outstanding                                                       9,781              9,770
        Paid-in capital                                                               133,692            134,645
        Accumulated other comprehensive income - net
           unrealized gain on available-for-sale securities                               927                818
        Unearned compensation                                                               -             (1,250)
        Accumulated undistributed net income                                           11,331             11,536
                                                                                     --------           --------

           Total stockholders' equity                                                 155,731            155,519
                                                                                     --------           --------

           Total liabilities and stockholders' equity                                $328,870           $329,800
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


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)


                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                             ---------
                                                                                     2006                 2005
                                                                                     ----                 ----

Revenues:
   Rental income                                                                    $ 7,584             $ 6,777
                                                                                    -------             -------
Operating expenses:
   Depreciation and amortization                                                      1,554               1,339
   General and administrative (including $331
      and $296, respectively, to related party)                                       1,103                 871
   Real estate expenses                                                                  58                  95
   Leasehold rent                                                                        77                  77
                                                                                    -------             -------
      Total operating expenses                                                        2,792               2,382
                                                                                    -------             -------

Operating income                                                                      4,792               4,395

Other income and expenses:
   Equity in earnings of unconsolidated
       joint ventures                                                                   774               1,108
   Interest and other income                                                            216                  20
   Interest:
      Expense                                                                        (2,799)             (2,506)
      Amortization of deferred financing costs                                         (140)               (157)
   Gain on sale of option to purchase property                                          227                   -
                                                                                    -------             -------

Income from continuing operations                                                     3,070               2,860

Loss from discontinued operations                                                         -                (137)
                                                                                    -------             -------

Net income                                                                          $ 3,070             $ 2,723
                                                                                    =======             =======

Weighted average number of common shares outstanding:
      Basic                                                                           9,894               9,795
                                                                                      =====               =====
      Diluted                                                                         9,897               9,802
                                                                                      =====               =====

Net income per common share - basic and diluted:
      Income from continuing operations                                             $   .31             $   .29
      Loss from discontinued operations                                                   -                (.01)
                                                                                    -------             -------
      Net income per common share                                                   $   .31             $   .28
                                                                                    =======             =======

Cash distributions per share of common stock                                        $   .33             $   .33
                                                                                    =======             =======





   See accompanying notes to consolidated financial statements.




                                             ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                        For the three month period ended March 31, 2006 (Unaudited)
                                                 and the year ended December 31, 2005
                                                         (Amounts in Thousands)


                                                                       Accumulated
                                                                          Other           Unearned     Accumulated
                                             Common        Paid-in    Comprehensive       Compen-     Undistributed
                                              Stock        Capital       Income           sation       Net Income      Total
                                              -----        -------       ------           ------       ----------      -----

Balances, January 1, 2005                    $ 9,728      $133,350      $    717        $  (926)       $  3,246       $146,115

Distributions -
   common stock                                    -             -             -              -         (12,990)       (12,990)
Exercise of options                               11           109             -              -               -            120
Shares issued through
   dividend reinvestment plan                     31           569             -              -               -            600
Issuance of restricted stock                       -           617             -           (617)              -              -
Compensation expense -
   restricted stock                                -             -             -            293               -            293
     Net income                                    -             -             -              -          21,280         21,280
     Other comprehensive income-
        net unrealized gain on
        available-for-sale securities              -             -           101              -               -            101
                                                                                                                        ------
Comprehensive income                                                                                                    21,381
                                            --------      --------      --------       --------        --------         ------

Balances, December 31, 2005                    9,770       134,645           818         (1,250)         11,536        155,519

Reclassification upon the adoption
   of FASB No. 123 (R)                             -        (1,250)            -          1,250               -              -
Distributions -
   common stock                                    -             -             -              -          (3,275)        (3,275)
Shares issued through
   dividend reinvestment plan                     11           191             -              -               -            202
Compensation expense -
   restricted stock                                -           106             -              -               -            106
     Net income                                    -             -             -              -           3,070          3,070
     Other comprehensive income-
        net unrealized gain on
        available-for-sale securities              -             -           109              -               -            109
                                                                                                                      --------
Comprehensive income                                                                                                     3,179
                                            --------      --------      --------      --------       --------         --------

Balances, March 31, 2006                    $  9,781      $133,692      $    927      $      -       $ 11,331         $155,731
                                            ========      ========      ========      ========       ========         ========

       See accompanying notes to consolidated financial statements.



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)


                                                                                                          Three Months Ended
                                                                                                               March 31,
                                                                                                               ---------
                                                                                                        2006                2005
                                                                                                        ----                ----

Cash flows from operating activities:
   Net income                                                                                         $ 3,070             $ 2,723
   Adjustments to reconcile net income
     to net cash provided by operating activities:
   Gain on sale                                                                                          (227)                  -
   Increase in rental income from straight-lining of rent                                                (360)               (152)
   Decrease in rental income from amortization of
     intangibles relating to leases                                                                         8                   6
   Amortization of restricted stock expense                                                               106                  57
   Equity in earnings of unconsolidated joint ventures                                                   (774)             (1,108)
   Distributions of earnings from unconsolidated joint ventures                                           740               1,046
   Depreciation and amortization                                                                        1,554               1,460
   Amortization of financing costs                                                                        140                 183
   Changes in assets and liabilities:
   (Increase) decrease in escrow, deposits and other receivables                                         (273)                736
   (Decrease) increase in accrued expenses and other liabilities                                         (254)                517
                                                                                                     --------            --------
           Net cash provided by operating activities                                                    3,730               5,468
                                                                                                     --------            --------

Cash flows from investing activities:
   Purchase of real estate and improvements                                                              (161)            (25,028)
   Investment in unconsolidated joint ventures, net                                                        80               3,806
   Net proceeds from sale of option to purchase property                                                  227                   -
   Net proceeds from sale of available-for-sale securities                                                  4                   -
                                                                                                     --------            --------
           Net cash provided by (used in) investing activities                                            150             (21,222)
                                                                                                     --------            --------

Cash flows from financing activities:
   Repayment of mortgages payable                                                                        (908)             (4,049)
   Proceeds from mortgages payable                                                                          -              19,355
   Payment of financing costs                                                                              (8)               (399)
   Proceeds from bank line of credit, net                                                                   -               4,400
   Cash distributions - common stock                                                                   (3,255)             (3,230)
   Exercise of stock options                                                                                -                  89
   Issuance of shares through dividend reinvestment plan                                                  202                  93
                                                                                                      -------             -------
           Net cash (used in) provided by financing activities                                         (3,969)             16,259
                                                                                                      -------             -------

           Net (decrease) increase in cash and cash equivalents                                           (89)                505

Cash and cash equivalents at beginning of period                                                       26,749               6,051
                                                                                                      -------             -------

Cash and cash equivalents at end of period                                                            $26,660             $ 6,556
                                                                                                      =======             =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                                                           $ 2,792             $ 2,476



   See accompanying notes to consolidated financial statements.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1 - Organization and Background

One Liberty Properties, Inc. (the "Company") was incorporated in 1982 in the state of Maryland. The Company is a self-administered and self-managed real estate investment trust ("REIT"). The Company acquires, owns and manages a geographically diversified portfolio of retail, industrial, office, movie theater, health and fitness and other properties, a substantial portion of which are under long-term net leases. Including the twelve properties purchased in April 2006, the Company owns fifty-six properties, participates in six joint ventures which own a total of fourteen properties, including one property held for sale, and holds a 50% tenancy in common interest in one property. The seventy-one properties are located in twenty-six states.

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for the full year.

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

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Note 3 - Earnings Per Common Share

For the three months ended March 31, 2006 and 2005, basic earnings per share were determined by dividing net income for the period by the weighted average number of shares of the Company's Common Stock outstanding, which includes unvested restricted stock, during each period.

Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts exercisable for, or convertible into, Common Stock were exercised or converted or resulted in the issuance of Common Stock that shared in the earnings of the Company. For the three months ended March 31, 2006 and 2005, diluted earnings per share were determined by dividing net income applicable to common stockholders for the period by the total of the weighted average number of shares of Common Stock outstanding plus the dilutive effect of the Company's outstanding options (3,468 and 6,879 for the three months ended March 31, 2006 and 2005, respectively) using the treasury stock method.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 4 - Investment in Unconsolidated Joint Ventures

The Company is a member in six unconsolidated joint ventures which own and operate fourteen properties. The following tables present unaudited condensed financial statements of the two most significant joint ventures. The Company is the managing member of both joint ventures, which are between the Company and MTC Investors LLC, an unrelated party, and own movie theater properties.


                                               Joint Venture #1
                                               ----------------
                                            (amounts in thousands)

Condensed Balance Sheets                                                  March 31,           December 31,
------------------------                                                  ---------           ------------
                                                                             2006                 2005
                                                                            -----                 ----
                                                                                                (audited)

Cash and cash equivalents                                                   $    313             $    368
Real estate investments, net                                                  53,095               53,384
Deferred financing costs                                                         440                  458
Unbilled rent receivable                                                       1,451                1,390
Other assets                                                                       3                    3
                                                                            --------             --------
Total assets                                                                $ 55,302             $ 55,603
                                                                            ========             ========

Mortgage loans payable                                                      $ 31,489             $ 31,720
Other liabilities                                                                266                  337
Equity                                                                        23,547               23,546
                                                                            --------             --------
Total liabilities and equity                                                $ 55,302             $ 55,603
                                                                            ========             ========

Company's equity investment (A)                                             $ 12,701             $ 12,706
                                                                            ========             ========

                                                                                Three Months Ended
                                                                                      March 31,
                                                                                      ---------
Condensed Statements of Operations                                            2006                 2005
----------------------------------                                            ----                 ----
Rental income                                                               $  1,838             $  1,840
                                                                             -------             --------

Depreciation and amortization                                                    289                  289
Operating expenses                                                                74                   73
                                                                            --------             --------
Total operating expenses                                                         363                  362
                                                                            --------             --------

Operating income                                                               1,475                1,478

Other income and expenses:
    Interest:
      Expense                                                                   (618)                (635)
      Amortization of deferred financing costs                                   (17)                 (17)
                                                                            --------             --------

Net income attributable to members                                          $    840             $    826
                                                                            ========             ========

Company's share of net income                                               $    420             $    413
                                                                            ========             ========

Amount recorded in income statement (A)                                     $    415             $    408
                                                                            ========             ========

Distributions received by the Company:
    From operations                                                         $    420             $    415
                                                                            ========             ========


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


                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 4 - Investment in Unconsolidated Joint Ventures (Continued)

                                                      Joint Venture #2
                                                      ----------------
                                                    (amounts in thousands)

Condensed Balance Sheets                                                      March 31,           December 31,
------------------------                                                      ---------           ------------
                                                                                 2006                 2005
                                                                                -----                 ----
                                                                                                    (audited)


Cash and cash equivalents                                                      $   869                $   927
Real estate investments, net                                                    37,787                 37,989
Property held for sale (A)                                                         640                    640
Deferred financing costs                                                           410                    419
Unbilled rent receivable                                                         1,210                  1,136
Other assets, primarily investment in AIX stock (B)                                515                    432
                                                                               -------                -------
Total assets                                                                   $41,431                $41,543
                                                                               =======                =======

Mortgage loans payable                                                         $25,354                $25,514
Other liabilities                                                                  504                    559
Equity                                                                          15,573                 15,470
                                                                               -------                -------
Total liabilities and equity                                                   $41,431                $41,543
                                                                               =======                =======

Company's equity investment                                                    $ 7,685                $ 7,632
                                                                               =======                =======

                                                                                    Three Months Ended
                                                                                          March 31,
                                                                                          ---------
Condensed Statements of Operations                                               2006                  2005
----------------------------------                                               ----                  ----
Rental income                                                                  $ 1,209                $ 1,754
                                                                               -------                -------

Depreciation and amortization                                                      203                    202
Operating expenses                                                                  18                     22
                                                                               -------                -------

Total operating expenses                                                           221                    224
                                                                               -------                -------

Operating income                                                                   988                  1,530

Other income and expenses:
    Interest:
      Expense                                                                     (487)                  (499)
      Amortization of deferred financing costs                                      (8)                    (8)
                                                                               -------                -------

Net income attributable to members (A)                                         $   493                $ 1,023
                                                                               =======                =======

Company's share of net income                                                  $   246                $   512
                                                                               =======                =======

Distributions received by the Company:
    From operations                                                            $   243                $   401
                                                                               =======                =======

     (A) A stadium-style movie theater was under construction until September 2004, at which time the lease with the former operator was terminated by mutual agreement and construction stopped. The joint venture is seeking alternative uses for this property and is also offering this property for sale. The $640 shown on the balance sheet is net of a $2,562 provision for valuation adjustment taken as a direct write down during the three months ended September 30, 2005. There were no operations for this property during the three months ended March 31, 2006 and 2005.

     (B) The joint venture owns 40,000 restricted shares of Class A common stock of Access Integrated Technologies, Inc. (NASDAQ:AIXD), the parent company of a tenant of the joint venture. In April 2006, the joint venture sold 20,000 shares of the AIXD stock and realized a gain of $166,000.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 4 - Investment in Unconsolidated Joint Ventures (Continued)

At March 31, 2006, the remaining four unconsolidated joint ventures each owned one property. At March 31, 2006 and December 31, 2005, the Company's equity investment in these four joint ventures totaled $6,952,000 and $6,997,000, respectively. These unconsolidated joint ventures contributed $113,000 and $188,000 in equity earnings for the three months ended March 31, 2006 and 2005, respectively.

Note 5 - Gain on Sale of Option to Purchase Property

During February 2006, the Company sold an option it owned to buy an interest in certain property adjacent to one of the Company's properties and realized a gain of $227,000.

Note 6 - Discontinued Operations

The following is a summary of income from discontinued operations for the three months ended March 31, 2005 (in thousands) applicable to five properties sold in the year ended December 31, 2005:
                                                      Three Months Ended
                                                         March 31, 2005
                                                         --------------

Revenues, primarily rental income                           $   329
                                                            -------

Depreciation and amortization                                   121
Real estate expenses                                            227
Interest expense                                                118
                                                            -------
Total expenses                                                  466
                                                            -------

Loss from discontinued operations                           $  (137)
                                                            =======

Note 7 - Common Stock Dividend Distribution

On March 10, 2006, the Board of Directors declared a quarterly cash distribution of $.33 per share on the Company's Common Stock which was paid on April 3, 2006 to stockholders of record on March 22, 2006.

Note 8 - Comprehensive Income

Comprehensive income for the three months ended March 31, 2006 and 2005 are as follows (amounts in thousands):

                                                Three Months Ended
                                                     March 31,
                                                     ---------
                                                2006           2005
                                                ----           ----

Net income                                    $ 3,070        $ 2,723
Other comprehensive income -
    Unrealized gain (loss) on
    available-for-sale securities                 109           (106)
                                              -------        -------
Comprehensive income                          $ 3,179        $ 2,617
                                              =======        =======

Accumulated other comprehensive income, which is solely comprised of the net unrealized gain on available-for-sale securities was $927,000 and $818,000 at March 31, 2006 and December 31, 2005, respectively.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 9 - Restricted Stock

As of March 31, 2006, a total of 144,525 shares have been issued under the Company's 2003 Incentive Plan, including 50,050 restricted shares that were awarded in February 2006. The total number of shares issuable under this plan is 275,000. The restricted stock issued to date under the plan vests five years from the date of issuance, and under certain circumstances, may vest earlier. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the balance sheet until they vest, but is included in the earnings per share computation. In 2006, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") No. 123 (R), "Share-Based Payment (revised 2004)". These provisions require that the estimated fair value of restricted stock and stock options at the date of grant be amortized ratably into expense over the appropriate vesting period. For the three months ended March 31, 2006 and 2005, the Company recorded $106,000 and $57,000 of compensation expense, respectively.

Note 10 - New Accounting Pronouncements

Emerging Issues Task Force ("EITF") Issue 04-5, "Investor's Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners Have Certain Rights" was ratified by the FASB in June 2005. This EITF provides guidance in determining whether a general partner controls a limited partnership and what rights held by the limited partners(s) preclude the sole general partner from consolidating the limited partnership in accordance with the U.S. generally accepted accounting principles. This EITF covers entities that are equivalent to limited partnerships, such as limited liability companies, in which the Company is a managing member. This EITF is effective no later than fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. Management has adopted the EITF issue and its adoption did not have an effect on earnings or the financial position of the Company.

Note 11 - Subsequent Events

On April 7, 2006, the Company acquired eleven retail furniture stores, located in six states, leased to a single tenant. The properties were acquired for a purchase price of approximately $51,200,000, with approximately $22,250,000 paid in cash, $2,000,000 borrowed under the Company's line of credit and the remainder through the assumption of a mortgage of approximately $26,950,000. The basic term of the net lease expires August 14, 2022, with several renewal options.

On April 27, 2006, the Company acquired a commercial building leased to a single tenant. The property was acquired for a purchase price of approximately $5,000,000, with $3,900,000 funded with the proceeds of a first mortgage and the balance paid in cash. The basic term of the net lease expires August 31, 2016, with five renewal options of five years each.

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

Overview
--------

We are a self-administered and self-managed real estate investment trust, or REIT, and we primarily own real estate that we net lease to tenants. Including the twelve properties purchased in April 2006, we own 56 properties, participate in six joint ventures which own a total of 14 properties, including one property held for sale, and hold a 50% tenancy in common interest in one property. These 71 properties are located in 26 states.

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

At March 31, 2006, excluding mortgages payable of our unconsolidated joint ventures, we had 37 outstanding mortgages payable, aggregating approximately $167 million in principal amount, each of which is secured by a first lien on an individual real estate property. The real properties securing our outstanding mortgages payable have an aggregate carrying value of approximately $253 million, adjusted for intangibles, before accumulated depreciation. The mortgages bear interest at fixed rates ranging from 5.125% to 8.8%, and mature between 2006 and 2023.


Results of Operations
---------------------

Comparison of Three Months Ended March 31, 2006 and 2005

Revenues

Rental income increased by $807,000, or 11.9%, to $7.6 million for the three months ended March 31, 2006 from $6.8 million for the three months ended March 31, 2005. The increase in rental income is primarily due to $792,000 of rental revenues earned during the three months ended March 31, 2006 on eight properties acquired by us between January 2005 and November 2005.

Operating Expenses

Depreciation and amortization expense increased by $215,000, or 16.1%, to $1.6 million for the three months ended March 31, 2006. The increase in depreciation and amortization expense was primarily due to the acquisition of eight properties between January 2005 and November 2005.

General and administrative expenses increased by $232,000, or 26.6%, to $1.1 million for the three months ended March 31, 2006. The increase was due to a number of factors including an increase of approximately $35,000 for executive and support personnel, primarily for legal and accounting services, allocated to us pursuant to a Shared Services Agreement among us and related entities. Also included in the three months ended March 31, 2006 is an increase in compensation expense of $97,000 relating to the amortization of restricted stock and an increase in payroll expense. The increase also results from $40,000 of fees of special counsel retained by our Audit Committee and other legal fees incurred in connection with the investigation and litigation relating to certain financial dealings of our former president and chief executive officer. Professional fees also increased by $15,000 in the three months ended March 31, 2006 primarily due to an increase in fees to our independent public accounting firm. Additionally, for the three months ended March 31, 2006, directors' fees increased by approximately $16,000, travel expenses increased by approximately $15,000 and other miscellaneous expenses increased by approximately $14,000.

Real estate expenses decreased by $37,000, or 38.9%, for the three months ended March 31, 2006, resulting primarily from operating expenses incurred in the 2005 three month period relating to two properties.

Other Income and Expenses

Our equity in earnings of unconsolidated joint ventures decreased by $334,000, or 30.1%, to $774,000 for the three months ended March 31, 2006. In February 2005, the operator of one of the movie theaters owned by one of our joint ventures sold its business to an independent third party, which sale resulted in the payment to the joint venture of rental arrearages totaling $592,000. We have a 50% interest in this joint venture and the payment resulted in $296,000 of equity in earnings to us in the three months ended March 31, 2005. The decrease in the three months ended March 31, 2006 also results from mortgage interest expense incurred by one of our joint ventures relating to a mortgage obtained on March 31, 2005. These decreases were offset, in part, by higher rent payments received during the three months ended March 31, 2006 from the new tenant in the movie theater discussed above.

Interest and other income increased by $196,000 to $216,000, for the three months ended March 31, 2006 primarily due to interest earned on our investment in short-term cash equivalents of the proceeds received from a mortgage financing completed during December 2005.

Interest expense increased by $293,000, or 11.7%, to $2.8 million for the three months ended March 31, 2006. This includes an increase of $449,000 on our mortgages payable, principally resulting from mortgages placed on eleven properties between January 2005 and December 2005. This increase was offset by a decrease of $156,000 during the three months ended March 31, 2006 of interest expense related to our line of credit. The expense in the three months ended March 31, 2005 resulted from borrowings made to facilitate the purchase of several properties. There was no credit line balance outstanding during the three months ended March 31, 2006.

Amortization of deferred financing costs decreased by $17,000, or 10.8%, to $140,000 for the three months ended March 31, 2006. The decrease results from the write off of the balance of deferred financing costs related to a mortgage we paid off in full during the three months ended March 31, 2005, offset in part by the amortization of deferred mortgage costs during the three months ended March 31, 2006 resulting from mortgages placed on eleven properties between January 2005 and December 2005.

During February 2006, we sold an option to buy an interest in certain property adjacent to one of our properties and recognized a gain of $227,000.

Discontinued Operations

During the year ended December 31, 2005, we sold five properties. The results of operations for these five properties are included in discontinued operations for the three months ended March 31, 2005. There were no discontinued operations during the three months ended March 31, 2006.


Liquidity and Capital Resources
-------------------------------

We had cash and cash equivalents of approximately $26.7 million at March 31, 2006. Our primary sources of liquidity are cash and cash equivalents, our revolving credit facility and cash generated from operating activities, including mortgage financings. We have a $62.5 million revolving credit facility with Valley National Bank, Merchants Bank Division, Bank Leumi USA, Manufacturers and Traders Trust Company and Israel Discount Bank of New York. The facility is available to us to pay down existing and maturing mortgages, to fund the acquisition of properties or to invest in joint ventures. The facility matures on June 30, 2007. Borrowings under the facility bear interest at the lower of LIBOR plus 2.5% or the bank's prime rate, and there is an unused facility fee of one-quarter of 1% per annum. Net proceeds received from the sale or refinancing of properties are required to be used to repay amounts outstanding under the facility if proceeds from the facility were used to purchase or refinance such properties. There was no balance outstanding under the facility at March 31, 2006. During April 2006, we borrowed $2 million under our facility and used approximately $22.3 million in cash to purchase 11 properties (in a single transaction) and used approximately $1.1 million in cash to purchase one additional property.

We are actively engaged in seeking additional property acquisitions, including acquisitions with joint venture partners, and we are involved in various stages of negotiation with respect to the acquisition of additional properties. We will fund our future real estate acquisitions by using cash provided from operations, cash provided from mortgage financings and funds available under our credit facility.

We had no outstanding contingent commitments, such as guarantees of indebtedness, or any other contractual cash obligations at March 31, 2006.

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

Item 3. - Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------
All of our long-term mortgage debt bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages. Our credit line is a variable rate facility which is sensitive to interest rates. Since there was no outstanding balance on the credit line during the three months ended March 31, 2006, changes in interest rates would not have had an impact on the amount of interest expense incurred during that period.

Item 4. - Controls and Procedures
          -----------------------
As required under Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2006 are effective.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the first three months of the fiscal year ending December 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         For a description of all material legal proceedings, please see Note 12 to the Consolidated Financial Statements, as well as Item 3, of the Company's Annual Report on Form 10-K for the year ended December 31, 2005 and Item 8.01 of the Company's Current Report on Form 8-K filed on August 16, 2005. Item 3 and
Note 12 to the Consolidated Financial Statements of our 2005 Annual Report and
Item 8.01 of our report on Form 8-K filed August 16, 2005 are hereby incorporated herein by reference.

Item 6.   Exhibits
          --------

           Exhibit 31.1 Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed with this Form 10-Q.)

           Exhibit 31.2 Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed with this Form 10-Q.)

           Exhibit 32.1 Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed with this Form 10-Q.)

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



                         One Liberty Properties, Inc.
                                 (Registrant)






May 8, 2006                  /s/ Patrick J. Callan, Jr.
-----------                 ---------------------------------
Date                        Patrick J. Callan, Jr.
                            President
                            (authorized officer)




May 8, 2006                 /s/ David W. Kalish
-----------                 -------------------------------
Date                        David W. Kalish
                            Senior Vice President and
                            Chief Financial Officer
                            (principal financial officer)

                                  EXHIBIT 31.1
                                  ------------
                                  CERTIFICATION

   I, Fredric H. Gould, Chairman of the Board and Chief Executive Officer of One Liberty Properties, Inc. certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 of One Liberty Properties, Inc.

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


   Date:   May 8, 2006
                                      /s/ Fredric H. Gould
                                      ----------------------------
                                      Fredric H. Gould
                                      Chairman of the Board and
                                      Chief Executive Officer

                                  EXHIBIT 31.2
                                  ------------
                                  CERTIFICATION

   I, David W. Kalish, Senior Vice President and Chief Financial Officer of One Liberty Properties, Inc. certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 of One Liberty Properties, Inc.

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

Date:   May 8, 2006                 /s/ David W. Kalish
                                    ------------------------
                                    David W. Kalish
                                    Senior Vice President
                                    and Chief Financial Officer

                                  EXHIBIT 32.1
                                  ------------

       CERTIFICATION OF CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

                           PURSUANT TO 18 U.S.C. 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, Fredric H. Gould, Chairman of the Board and Chief Executive Officer of One Liberty Properties, Inc., (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   May 8, 2006         /s/ Fredric H. Gould
                           --------------------------------
                           Fredric H. Gould
                           Chairman of the Board and
                           Chief Executive Officer

                                  EXHIBIT 32.2
                                  ------------

       CERTIFICATION OF SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                           PURSUANT TO 18 U.S.C. 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, David W. Kalish, Senior Vice President and Chief Financial Officer of One Liberty Properties, Inc. (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   May 8, 2006         /s/ David W. Kalish
                           ------------------------------
                           David W. Kalish
                           Senior Vice President
                           and Chief Financial Officer