Form 10-Q
period 2006-06-30
ONE LIBERTY PROPERTIES INC
filed 2006-08-09
CIK 712770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                 [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2006

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

As of August 4, 2006, the registrant had 9,935,148 shares of common stock outstanding.

Part I - FINANCIAL INFORMATION

Item 1    Financial Statements


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in Thousands, Except Per Share Data)


                                                                                     June 30,         December 31,
                                                                                       2006               2005
                                                                                   -----------        -----------
                                                                                   (Unaudited)

Assets
Real estate investments, at cost
   Land                                                                              $ 62,829           $ 51,516
   Buildings and improvements                                                         266,306            216,921
                                                                                     --------           --------
                                                                                      329,135            268,437
           Less accumulated depreciation                                               24,664             21,508
                                                                                     --------           --------
                                                                                      304,471            246,929

   Investment in unconsolidated joint ventures                                         27,311             27,335
   Cash and cash equivalents                                                            7,433             26,749
   Unbilled rent receivable                                                             7,447              6,613
   Property held for sale                                                              11,097             11,193
   Escrow, deposits and other receivables                                               1,530              4,027
   Investment in BRT Realty Trust (related party)                                         771                717
   Deferred financing costs                                                             3,059              2,822
   Other assets (including available-for-sale securities
       at market of $665 and $163)                                                      1,345                744
   Unamortized intangible lease assets                                                  4,337              3,454
                                                                                     --------           --------

           Total assets                                                              $368,801           $330,583
                                                                                     ========           ========

Liabilities and Stockholders' Equity
   Liabilities:
        Mortgages payable                                                            $198,020           $167,472
        Line of credit                                                                  2,000                  -
        Dividends payable                                                               3,277              3,255
        Accrued expenses and other liabilities                                          4,047              3,554
        Unamortized intangible lease liabilities                                        5,632                783
                                                                                     --------           --------

           Total liabilities                                                          212,976            175,064
                                                                                     --------           --------

Commitments and contingencies                                                               -                  -

Stockholders' equity:
        Preferred stock, $1 par value;
           12,500 shares authorized; none issued                                            -                  -
        Common stock, $1 par value; 25,000 shares
           authorized; 9,789 and 9,770 shares
           issued and outstanding                                                       9,789              9,770
        Paid-in capital                                                               133,957            134,645
        Accumulated other comprehensive income - net
           unrealized gain on available-for-sale securities                               833                818
        Unearned compensation                                                               -             (1,250)
        Accumulated undistributed net income                                           11,246             11,536
                                                                                     --------           --------

           Total stockholders' equity                                                 155,825            155,519
                                                                                     --------           --------

           Total liabilities and stockholders' equity                                $368,801           $330,583
                                                                                     ========           ========





       See accompanying notes to consolidated financial statements.


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)


                                                                       Three Months Ended             Six Months Ended
                                                                            June 30,                      June 30,
                                                                            --------                      --------
                                                                      2006          2005             2006          2005
                                                                      ----          ----             -----         ----

Revenues:
   Rental income                                                    $ 8,562       $ 6,713          $15,843         $13,186
                                                                    -------       -------          -------         -------

Operating expenses:
   Depreciation and amortization                                      1,767         1,319            3,263           2,600
   General and administrative (including $416,
      $324, $748 and $620 respectively, to
      related party)                                                  1,583           982            2,687           1,852
   Real estate expenses                                                  78            82              135             175
   Leasehold rent                                                        77            77              154             154
                                                                    -------       -------          -------         -------
      Total operating expenses                                        3,505         2,460            6,239           4,781
                                                                    -------       -------          -------         -------

Operating income                                                      5,057         4,253            9,604           8,405

Other income and expenses:
   Equity in earnings of unconsolidated joint ventures                  903           743            1,678           1,851
   Interest and other income                                             44            59              260              80
   Interest:
      Expense                                                        (3,214)       (2,412)          (5,907)         (4,810)
      Amortization of deferred financing costs                         (151)         (128)            (290)           (283)
   Gain on sale of option to purchase property                            -             -              227               -
   Gain on sale of air rights                                             -        10,248                -          10,248
                                                                    -------       -------          -------         -------

Income from continuing operations                                     2,639        12,763            5,572          15,491

   Income (loss) from discontinued operations                           553           (70)             690             (75)
   Net gain on sale of discontinued operations                            -           590                -             590
                                                                    -------       -------          -------         -------
Net income                                                          $ 3,192       $13,283          $ 6,262         $16,006
                                                                    =======       =======          =======         =======

Weighted average number of common shares outstanding:
      Basic                                                           9,930         9,841            9,912           9,818
                                                                      =====         =====            =====           =====
      Diluted                                                         9,934         9,845            9,916           9,824
                                                                      =====         =====            =====           =====

Net income per common share - basic and diluted:
      Income from continuing operations                             $   .26       $  1.30          $   .56         $  1.58
      Income from discontinued operations                               .06           .05              .07             .05
                                                                    -------       -------          -------         -------
      Net income per common share                                   $   .32       $  1.35          $   .63         $  1.63
                                                                    =======       =======          =======         =======

Cash distributions per share of common stock                        $   .33       $   .33          $   .66         $   .66
                                                                    =======       =======          =======         =======





         See accompanying notes to consolidated financial statements.


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

            For the six month period ended June 30, 2006 (Unaudited)
                      and the year ended December 31, 2005
                             (Amounts in Thousands)


                                                                       Accumulated
                                                                          Other         Unearned     Accumulated
                                             Common        Paid-in    Comprehensive      Compen-     Undistributed
                                              Stock        Capital       Income          sation       Net Income        Total
                                              -----        -------       ------          ------       ----------        -----

Balances, January 1, 2005                    $ 9,728      $133,350      $    717       $   (926)       $  3,246       $146,115

Distributions -
   common stock                                    -             -             -              -         (12,990)       (12,990)
Exercise of options                               11           109             -              -               -            120
Shares issued through
   dividend reinvestment plan                     31           569             -              -               -            600
Issuance of restricted stock                       -           617             -           (617)              -              -
Compensation expense -
   restricted stock                                -             -             -            293               -            293
     Net income                                    -             -             -              -          21,280         21,280
     Other comprehensive income-
        net unrealized gain on
        available-for-sale securities              -             -           101              -               -            101
                                                                                                                      --------
Comprehensive income                                                                                                    21,381
                                             -------       -------       -------       --------        --------       --------

Balances, December 31, 2005                    9,770       134,645           818          (1,250)        11,536        155,519

Reclassification upon the adoption
   of FASB No. 123 (R)                             -        (1,250)            -           1,250              -              -
Distributions -
   common stock                                    -             -             -              -          (6,552)        (6,552)
Shares issued through
   dividend reinvestment plan                     19           320             -              -               -            339
Compensation expense -
   restricted stock                                -           242             -              -               -            242
     Net income                                    -             -             -              -           6,262          6,262
     Other comprehensive income-
        net unrealized gain on
        available-for-sale securities              -             -            15              -               -             15
                                                                                                                      --------
Comprehensive income                                                                                                     6,277
                                            --------      --------       -------       --------        --------       --------

Balances, June 30, 2006                     $  9,789      $133,957       $   833       $      -        $ 11,246       $155,825
                                            ========      ========       =======       ========        ========       ========


  See accompanying notes to consolidated financial statements.


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)


                                                                                                            Six Months Ended
                                                                                                                June 30,
                                                                                                        2006                2005
                                                                                                        ----                ----

Cash flows from operating activities:
   Net income                                                                                        $  6,262            $ 16,006
   Adjustments to reconcile net income
     to net cash provided by operating activities:
   Gain on sales of real estate                                                                          (227)            (10,838)
   Increase in rental income from straight-lining of rent                                                (834)               (521)
   (Increase) decrease in rental income from amortization of
     intangibles relating to leases                                                                       (58)                 12
   Provision for valuation adjustment                                                                       -                 469
   Amortization of restricted stock expense                                                               242                 148
   Equity in earnings of unconsolidated joint ventures                                                 (1,678)             (1,851)
   Distributions from unconsolidated joint ventures                                                     1,548               1,869
   Depreciation and amortization                                                                        3,360               2,919
   Amortization of financing costs                                                                        293                 313
   Changes in assets and liabilities:
   (Increase) decrease in escrow, deposits and other receivables                                         (125)                742
   Increase (decrease) in accrued expenses and other liabilities                                          493                (227)
                                                                                                     --------            --------
           Net cash provided by operating activities                                                    9,276               9,041
                                                                                                     --------            --------

Cash flows from investing activities:
   Purchase of real estate and improvements                                                           (27,299)            (25,319)
   Net proceeds from sale of real estate                                                                    -              26,052
   Investment in unconsolidated joint ventures                                                              -                (282)
   Distribution of return of capital from unconsolidated
     joint ventures                                                                                        87               8,716
   Net proceeds from sale of option to purchase property                                                  227                   -
   Net proceeds from sale of available-for-sale securities                                                 11                   3
   Purchase of available-for-sale securities                                                             (487)                  -
                                                                                                     --------            --------
           Net cash (used in) provided by investing activities                                        (27,461)              9,170
                                                                                                     --------            --------

Cash flows from financing activities:
   Repayment of mortgages payable                                                                      (1,974)            (12,941)
   Proceeds from mortgages payable                                                                      5,565              32,156
   Payment of financing costs                                                                            (531)               (664)
   Proceeds from bank line of credit, net                                                               2,000              (7,600)
   Cash distributions - common stock                                                                   (6,530)             (6,465)
   Exercise of stock options                                                                                -                  89
   Issuance of shares through dividend reinvestment plan                                                  339                 188
                                                                                                    ---------            --------
           Net cash (used in) provided by financing activities                                         (1,131)              4,763
                                                                                                    ---------            --------

           Net (decrease) increase in cash and cash equivalents                                       (19,316)             22,974

Cash and cash equivalents at beginning of period                                                       26,749               6,051
                                                                                                    ---------            --------

Cash and cash equivalents at end of period                                                           $  7,433            $ 29,025
                                                                                                     ========            ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                                                          $  6,161            $  5,061
                                                                                                     ========            ========

Supplemental schedule of non-cash investing and financing activities:
   Assumption of mortgage payable in connection
     with purchase of real estate                                                                    $ 26,957            $      -
                                                                                                     ========            ========
   Purchase accounting allocations                                                                   $  3,916            $   (741)
                                                                                                     ========            ========
   Reclassification of 2005 deposit in connection with
     purchase of real estate                                                                         $  2,525            $      -
                                                                                                     ========            ========

    See accompanying notes to consolidated financial statements.






                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1 - Organization and Background

One Liberty Properties, Inc. (the "Company") was incorporated in 1982 in the state of Maryland. The Company is a self-administered and self-managed real estate investment trust ("REIT"). The Company acquires, owns and manages a geographically diversified portfolio of retail, industrial, office, movie theater, health and fitness and other properties, a substantial portion of which are under long-term net leases. The Company owns fifty-six properties, including one property held for sale, holds a 50% tenancy in common interest in one property and participates in six joint ventures which own a total of fourteen properties, including ten properties held for sale. The seventy-one properties are located in twenty-six states.

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 2006 and for the six and three months ended June 30, 2006 and 2005 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the six and three months ended June 30, 2006 are not necessarily indicative of the results for the full year.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The consolidated financial statements include the accounts and operations of One Liberty Properties, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). With respect to its unconsolidated joint ventures, as the Company
(1) is primarily the managing member but does not exercise substantial operating control over these entities pursuant to EITF 04-05, and (2) such entities are not variable-interest entities pursuant to FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", it has determined that such joint ventures should be accounted for under the equity method of accounting for financial statement purposes. Material intercompany items and transactions have been eliminated.

Certain amounts reported in previous consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current year's presentation.

The Company accounts for its property acquisitions in accordance with SFAS 141 and 142 and is currently in the process of analyzing the fair value of the in-place leases of its current year's acquisitions. Therefore, the purchase price allocations are preliminary and subject to change.

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 3 - Earnings Per Common Share

For the six and three months ended June 30, 2006 and 2005, basic earnings per share were determined by dividing net income for the period by the weighted average number of shares of the Company's Common Stock outstanding, which includes unvested restricted stock, during each period.

Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts exercisable for, or convertible into, Common Stock were exercised or converted or resulted in the issuance of Common Stock that shared in the earnings of the Company. For the six and three months ended June 30, 2006 and 2005, diluted earnings per share were determined by dividing net income applicable to common stockholders for the period by the total of the weighted average number of shares of Common Stock outstanding plus the dilutive effect of the Company's outstanding options (3,448 and 3,427 for the six and three months ended June 30, 2006, respectively, and 5,597 and 4,314 for the six and three months ended June 30, 2005, respectively) using the treasury stock method.

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


                                Joint Venture #1
                             (Amounts in Thousands)

Condensed Balance Sheets                  June 30,            December 31,
------------------------                  --------            ------------
                                            2006                  2005
                                            ----                  ----
Cash and cash equivalents                 $    311             $    368
Properties held for sale (A)                52,905               53,384
Deferred financing costs                       423                  458
Unbilled rent receivable                     1,508                1,390
Other assets                                    59                    3
                                          --------             --------
Total assets                              $ 55,206             $ 55,603
                                          ========             ========

Mortgage loans payable                    $ 31,254             $ 31,720
Other liabilities                              369                  337
Equity                                      23,583               23,546
                                          --------             --------
Total liabilities and equity              $ 55,206             $ 55,603
                                          ========             ========

Company's equity investment (B)           $ 12,714             $ 12,706
                                          ========             ========

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 4 - Investment in Unconsolidated Joint Ventures (Continued)



                                                                   Three Months Ended               Six Months Ended
                                                                        June 30,                        June 30,
Condensed Statements of Operations (A)                           2006              2005          2006             2005
----------------------------------                               ----              ----          ----             ----

Rental income                                                    $ 1,838          $ 1,838        $ 3,676         $ 3,675
                                                                 -------          -------        -------         -------

Depreciation and amortization                                        192              289            481             577
Operating expenses                                                   129               76            203             149
                                                                 -------          -------        -------         -------
Total operating expenses                                             321              365            684             726
                                                                 -------         --------        -------         -------

Operating income                                                   1,517            1,473          2,992           2,949

Other income and expenses:
    Interest income                                                    -                -              -               3
    Interest:
      Expense                                                       (613)            (631)        (1,231)         (1,266)
Amortization of deferred financing costs                             (18)             (17)           (35)            (35)
                                                                --------         --------       --------        --------

Net income attributable to members                              $    886         $    825       $  1,726        $  1,651
                                                                ========         ========       ========        ========

Company's share of net income                                   $    443         $    413       $    863        $    826
                                                                ========         ========       ========        ========

Amount recorded in income statement (B)                         $    438         $    407       $    853        $    816
                                                                ========         ========       ========        ========
Distributions received by the Company
    from operations                                             $    424         $    408       $    844        $    823
                                                                ========         ========       ========        ========

(A) At June 30, 2006, the five movie theaters owned by this joint venture, constituting all of the real estate assets of this venture, are subject to a contract of sale. See Note 7. For comparison purposes, these assets have been reclassified to "Properties held for sale" at December
         31, 2005.

(B) The difference between the carrying amount of the Company's investment in Joint Venture # 1 and the underlying equity in net assets is a premium amortized as an adjustment to equity in earnings of unconsolidated joint ventures over 40 years.


                                Joint Venture #2
                             (Amounts in Thousands)

Condensed Balance Sheets                                                      June 30,            December 31,
------------------------                                                      --------            ------------
                                                                                 2006                 2005
                                                                                -----                 ----

Cash and cash equivalents                                                     $  1,086               $    927
Properties held for sale (A)                                                    38,292                 38,629
Deferred financing costs                                                           402                    419
Unbilled rent receivable                                                         1,285                  1,136
Other assets, primarily investment in AIX stock (B)                                227                    432
                                                                              --------               --------
Total assets                                                                  $ 41,292               $ 41,543
                                                                              ========               ========

Mortgage loans payable                                                        $ 25,195               $ 25,514
Other liabilities                                                                  488                    559
Equity                                                                          15,609                 15,470
                                                                              --------               --------
Total liabilities and equity                                                  $ 41,292               $ 41,543
                                                                              ========               ========

Company's equity investment                                                   $  7,704               $  7,632
                                                                              ========               ========

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 4 - Investment in Unconsolidated Joint Ventures (Continued)



                                                                    Three Months Ended               Six Months Ended
                                                                         June 30,                        June 30,
Condensed Statements of Operations (A)                             2006            2005            2006             2005
----------------------------------                                 ----            ----            ----             ----

Rental income                                                    $ 1,208          $ 1,249         $ 2,417         $ 3,004
                                                                 -------          -------         -------         -------

Depreciation and amortization                                        134              203             337             405
Operating expenses                                                    22               84              40             107
                                                                 -------          -------         -------         -------
Total operating expenses                                             156              287             377             512
                                                                 -------          -------         -------         -------

Operating income                                                   1,052              962           2,040           2,492

Other income and expenses:
    Interest:
      Expense                                                       (487)            (498)           (974)            (997)
      Amortization of deferred financing costs                        (8)              (8)            (16)             (16)
      Gain on sale of AIX stock (B)                                  166                -             166                -
                                                                 -------          -------         -------          -------

Net income attributable to members                               $   723          $   456         $ 1,216          $ 1,479
                                                                 =======          =======         =======          =======

Company's share of net income                                    $   361          $   228         $   608          $   739
                                                                 =======          =======         =======          =======
Distributions received by the Company
    from operations                                              $   227          $   228         $   470          $   629
                                                                 =======          =======         =======          =======


(A)     At June 30, 2006, four of the five movie theaters owned by this joint venture are under a contract of sale. The buyer of these movie theaters has a right to terminate the contract within its due diligence period,
        which has been extended through August 9, 2006.   See Note 7. For
        comparison purposes, these assets have been reclassified to "Properties held for sale" at December 31, 2005. The fifth movie theater is the only remaining real estate asset of this venture and is not subject to the contract of sale and is being offered for sale.  This movie theater was under construction until September 2004, at which time the lease with the former operator was terminated by mutual agreement and construction stopped.  The joint venture is seeking alternative uses for this property and is also offering this property for sale. This property has a net book value of $640, which is net of a $2,562 provision for valuation adjustment taken as a direct write down during the three months ended September 30, 2005.

(B) The joint venture owned 40,000 restricted shares of Class A common stock of Access Integrated Technologies, Inc. (NASDAQ:AIXD), the parent company of a tenant of the joint venture. In April 2006, the joint venture sold 20,000 shares of the AIXD stock and realized a gain on sale of $166.

At June 30, 2006, the remaining four unconsolidated joint ventures each owned one property. At June 30, 2006 and December 31, 2005, the Company's equity investment in these four joint ventures totaled $6,893,000 and $6,997,000, respectively. These unconsolidated joint ventures contributed $217,000 and $104,000, respectively, in equity earnings for the six and three months ended June 30, 2006 and $296,000 and $108,000, respectively, in equity earnings for the six and three months ended June 30, 2005.

Note 5 - Gain on Sale of Option to Purchase Property

During February 2006, the Company sold an option it owned to buy an interest in certain property adjacent to one of the Company's properties and realized a gain on sale of $227,000.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)
Note 6 - Discontinued Operations

The following is a summary of income from discontinued operations currently and formerly owned directly by the Company, for the six and three months ended June 30, 2006 and 2005 (in thousands) applicable to the property held for sale at June 30, 2006 and to the five properties sold in the year ended December 31, 2005:


                                                            Three Months Ended              Six Months Ended
                                                                   June 30,                       June 30,
                                                                   --------                       --------
                                                              2006         2005            2006           2005
                                                              ----         ----            ----           ----


Rental income                                                $    303     $    848       $    607       $  1,481
Other income                                                      400            -            400              -
                                                             --------     --------       --------       --------
    Total revenues                                                703          848          1,007          1,481
                                                             --------     --------       --------       --------

Depreciation and amortization                                      39          139             97            319
Real estate expenses                                                5          201              6            431
Interest expense                                                  106          109            214            337
Provision for valuation adjustment of real estate                   -          469              -            469
                                                             --------     --------       --------       --------
    Total expenses                                                150          918            317          1,556
                                                             --------     --------       --------       --------

Income (loss) from discontinued operations
    before gain on sale                                           553          (70)           690            (75)

Net gain on sale of discontinued operations                         -          590              -            590
                                                             --------     --------       --------       --------

Income from discontinued operations                          $    553     $    520       $    690       $    515
                                                             ========     ========       ========       ========


Real estate investment, net of accumulated depreciation, and mortgage payable for the property held for sale at June 30, 2006 was $11,097,000 and $6,716,000, respectively, and $11,193,000 and $6,783,000, respectively, at December 31, 2005.

Note 7 - Properties Held For Sale

Two of the Company's joint ventures and the Company have entered into an agreement pursuant to which the joint ventures would sell to a single buyer eight movie theater properties owned by such joint ventures and the Company would sell one movie theater property wholly owned by the Company for an aggregate consideration of $151,885,000, of which approximately $136,658,000 would be allocated to the eight properties owned by the joint ventures (in which the Company is a 50% equity participant) and approximately $15,227,000 to the property owned by the Company. Under the agreement the buyer can terminate the agreement during the due diligence period, in its sole discretion and consummation is subject to the satisfaction of conditions and the delivery of documents which are usual in such transactions. On July 31, 2006, the Company announced that the due diligence period set forth in the agreement had been extended through August 9, 2006.

An additional contract of sale had been executed with a different purchaser to sell another movie theater property owned by one of the movie theater joint ventures (Joint Venture #2) for a consideration of $16,000,000. Consummation of this transaction is subject to the satisfaction of conditions and the delivery of documents which are usual in such transactions.

Note 8 - Common Stock Dividend Distribution

On June 13, 2006, the Board of Directors declared a quarterly cash distribution of $.33 per share, totaling $3,277,000, on the Company's Common Stock which was paid on July 6, 2006 to stockholders of record on June 23, 2006.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 9 - Comprehensive Income


Comprehensive income for the six and three months ended June 30, 2006 and 2005 are as follows (amounts in thousands):
                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                                   --------                      --------
                                                              2006         2005            2006           2005
                                                              ----         ----            ----           ----

Net income                                                   $  3,192    $ 13,283       $  6,262       $ 16,006
Other comprehensive income -
    Unrealized gain (loss) on
    available-for-sale securities                                 (94)        172             15             66
                                                             --------    --------       --------       --------
Comprehensive income                                         $  3,098    $ 13,455       $  6,277       $ 16,072
                                                             ========    ========       ========       ========


Accumulated other comprehensive income, which is solely comprised of the net unrealized gain on available-for-sale securities was $833,000 and $818,000 at June 30, 2006 and December 31, 2005, respectively.

Note 10 - Restricted Stock

As of June 30, 2006, a total of 143,425 shares have been issued under the Company's 2003 Incentive Plan, including 50,050 restricted shares that were awarded in February 2006. The total number of shares issuable under this plan is 275,000. The restricted stock issued to date under the plan vests five years from the date of issuance, and under certain circumstances, may vest earlier. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the balance sheet until they vest, but is included in the earnings per share computation. In 2006, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") No. 123 (R), "Share-Based Payment (revised 2004)". These provisions require that the estimated fair value of restricted stock and stock options at the date of grant be amortized ratably into expense over the appropriate vesting period. For the six and three months ended June 30, 2006, the Company recorded $242,000 and $136,000 of compensation expense, respectively. At June 30, 2006, $2,023,000 has been deferred as unearned compensation and will be charged to expense over the remaining weighted average vesting period of approximately 3.6 years.

Note 11 - New Accounting Pronouncements

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

In July 2006, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 11 - New Accounting Pronouncements (Continued)

when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely- than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company is evaluating FIN 48 and has not yet determined the impact the adoption will have on the consolidate financial statements.

Note 12 - Legal Matters

In July 2005, Jeffrey Fishman resigned as the Company's president, chief executive officer and a member of the Company's Board of Directors following discovery of what appeared to be inappropriate financial dealings by Mr. Fishman with the former tenant of a movie theater property located in Brooklyn, NY, owned by a joint venture in which the Company is a 50% venture partner and the managing member.

On June 21, 2006 the Company announced that it had received notification of a formal order of investigation from the SEC. Management believes that the matters being investigated by the SEC focus on the improper payments received by the Company's former president and chief executive officer, "related party" transactions between the Company and entities affiliated with it and with certain of the Company's officers and directors, and compensation paid to certain of the Company's executive officers by those affiliates. Both the SEC and the Company's Audit Committee and its counsel have been conducting concurrent investigations concerning these issues. The Company's direct legal expenses related to these investigations totaled $322,000 and $304,000, respectively, in the six and three months ended June 30, 2006. (There were no such expenses in the six and three months ended June 30, 2005.)

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

The following table summarizes, on an unaudited pro forma basis, the combined results of continuing operations of the Company for the six and three months ended June 30, 2006 and 2005 as though the acquisition of the properties in April 2006 was completed on January 1, 2005. The information does not purport to be indicative of what the operating results of the Company would have been had the acquisition been consummated on January 1, 2005. (Amounts in thousands, except per share data.)


                                                             Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                                  --------                      --------
                                                            2006             2005           2006          2005
                                                            ----             ----           ----          ----

Pro forma revenues                                        $ 8,620          $ 7,908        $17,096       $15,577
Pro forma net income from continuing
     operations                                             2,623           13,138          5,940        16,322
Pro forma common shares:
        Basic                                               9,930            9,841          9,912         9,818
        Diluted                                             9,934            9,845          9,916         9,824
Pro forma net income per common
     share from continuing operations -
        Basic                                             $   .26          $  1.34        $   .60       $  1.66
        Diluted                                           $   .26          $  1.33        $   .60       $  1.66



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

Overview
--------

We are a self-administered and self-managed real estate investment trust, or REIT, and we primarily own real estate that we net lease to tenants. Including the twelve properties purchased in the quarter ended June 30, 2006, we own 56 properties, including one property held for sale, hold a 50% tenancy in common interest in one property and participate in six joint ventures which own a total of 14 properties, including ten properties held for sale. These 71 properties are located in 26 states.

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

At June 30, 2006, excluding mortgages payable of our unconsolidated joint ventures, we had 35 outstanding mortgages payable, aggregating approximately $198 million in principal amount, each of which is secured by a first lien on an individual real estate property. The real properties securing our outstanding mortgages payable have an aggregate carrying value of approximately $311 million, adjusted for intangibles, before accumulated depreciation. The mortgages bear interest at fixed rates ranging from 5.125% to 8.8%, and mature between 2007 and 2023.





Results of Operations
---------------------

Comparison of Six and Three Months Ended June 30, 2006 and 2005
---------------------------------------------------------------

Revenues

Rental income increased by $2.6 million, or 20.2%, to $15.8 million for the six months ended June 30, 2006 from $13.2 million for the six months ended June 30, 2005. For the three months ended June 30, 2006, rental income increased by $1.8 million, or 27.5%, to $8.6 million from $6.7 million for the three months ended June 30, 2005. The increase in rental income is primarily due to $2.6 million and $1.8 million of rental revenues earned during the six and three months ended June 30, 2006 on twenty properties acquired by us between January 2005 and April 2006.

Operating Expenses

Depreciation and amortization expense increased by $663,000, or 25.5%, and $448,000, or 34%, to $3.3 million and $1.8 million for the six and three months ended June 30, 2006. The increase in depreciation and amortization expense was primarily due to the acquisition of twenty properties between January 2005 and April 2006.

General and administrative expenses increased by $835,000, or 45.1%, to $2.7 million for the six months ended June 30, 2006. For the three months ended June 30, 2006, general and administrative expenses increased by $601,000, or 61.2%, to $1.6 million. The increase was due to a number of factors, the largest of which (totaling $322,000 and $304,000, respectively, for the six and three months ended June 30, 2006) relates to professional fees incurred in connection with an investigation by the Securities and Exchange Commission described elsewhere in this filing and a related investigation being conducted by the Company's Audit Committee. In addition, the Company incurred $92,000 and $71,000, respectively, in legal fees relating to a civil litigation arising out of the activities of our former president and chief executive officer. Additionally, for the six and three months ended June 30, 2006 expenses allocated to us under a Shared Services Agreement among us and various affiliated companies, increased by $128,000 and $93,000, respectively, for executive and support personnel, primarily for legal and accounting services, including information gathered for the Company related to the SEC and Audit Committee investigations, property acquisitions, mortgage financings and the overall increase in the level of our business activity. Also included in the six and three months ended June 30, 2006 is an increase in compensation expense of $189,000 and $92,000, respectively, relating to the amortization of restricted stock and an increase in payroll expense. Additionally, for the six and three months ended June 30, 2006, directors' fees increased by approximately $47,000 and $30,000, travel expenses increased by approximately $25,000 and $9,000 and other miscellaneous expenses increased by approximately $31,000 and $2,000.

Real estate expenses decreased by $40,000, or 22.9%, for the six months ended June 30, 2006, resulting primarily from operating expenses incurred in the 2005 six month period relating to two properties.

Other Income and Expenses

Our equity in earnings of unconsolidated joint ventures decreased by $173,000, or 9.3%, to $1.7 million for the six months ended June 30, 2006 and increased by $160,000, or 21.5%, to $903,000 for the three months ended June 30, 2006. In February 2005, the operator of one of the movie theaters owned by one of our joint ventures sold its business to an independent third party, which sale resulted in the payment to the joint venture of rental arrearages totaling $592,000. We have a 50% interest in this joint venture and the payment resulted in $296,000 of equity in earnings to us in the six months ended June 30, 2005. The decrease in the six months ended June 30, 2006 also results from mortgage interest expense incurred by one of our joint ventures relating to a mortgage obtained on March 31, 2005. These decreases were offset, in part, by a gain of $166,000, of which our 50% share is $83,000, on the sale of stock during the three months ended June 30, 2006 that one of our joint ventures owned and a decrease of $164,000, of which our 50% share is $82,000, in depreciation expense which ceased June 1, 2006 for the nine theaters under contact of sale.

Interest and other income increased by $180,000 to $260,000, and decreased by $15,000 to $44,000 for the six and three months ended June 30, 2006, respectively. The increase in interest and other income for the six months ended June 30, 2006 results from interest earned on our investment in short-term cash equivalents of the proceeds received from a mortgage financing completed during December 2005.

Interest expense increased by $1.1 million, or 22.8%, and $802,000, or 33.3%, to $5.9 million and $3.2 million, respectively, for the six and three months ended June 30, 2006. This includes increases of $1.3 million and $837,000, respectively, on our mortgages payable, principally resulting from mortgages placed on twenty-two properties between March 2005 and April 2006. This increase was offset by a decrease of $190,000 and $35,000, respectively, during the six and three months ended June 30, 2006 of interest expense related to our line of credit. The expense in the six months ended June 30, 2005 resulted from borrowings made to facilitate the purchase of several properties. The credit line balance outstanding during the three months ended June 30, 2006 was $2 million.

Amortization of deferred financing costs increased by $7,000, or 2.5%, and $23,000, or 18%, to $290,000 and $151,000 for the six and three months ended June 30, 2006. The increase results from the amortization of deferred mortgage costs during the six and three months ended June 30, 2006 resulting from mortgages placed on twenty-two properties between March 2005 and April 2006.

During February 2006, we sold an option to buy an interest in certain property adjacent to one of our properties and recognized a gain of $227,000. In June 2005, we closed on the sale of unused development or "air rights" relating to our property located in Brooklyn, New York for a net gain after closing costs of approximately $10.25 million.

Discontinued Operations

For the six and three months ended June 30, 2006, discontinued operations includes the net income of one property that is held for sale and a $400,000 settlement of a claim made by us against a title insurance company regarding the purchase of one of our properties in a prior year, which was sold in 2005. During the year ended December 31, 2005, we sold five properties. The results of operations for these five properties, as well as the operations of the property held for sale at June 30, 2006, are included in discontinued operations for the six and three months ended June 30, 2005.

Liquidity and Capital Resources
-------------------------------

We had cash and cash equivalents of approximately $7.4 million at June 30, 2006. Our primary sources of liquidity are cash and cash equivalents, our revolving credit facility and cash generated from operating activities, including mortgage financings. We have a $62.5 million revolving credit facility with Valley National Bank, Merchants Bank Division, Bank Leumi USA, Manufacturers and Traders Trust Company and Israel Discount Bank of New York. The facility is available to us to pay down existing and maturing mortgages, to fund the acquisition of properties or to invest in joint ventures. The facility matures on June 30, 2007. Borrowings under the facility bear interest at the lower of LIBOR plus 2.5% or the bank's prime rate, and there is an unused facility fee of one-quarter of 1% per annum. Net proceeds received from the sale or refinancing of properties are required to be used to repay amounts outstanding under the facility if proceeds from the facility were used to purchase or refinance such properties. The $2 million balance at June 30, 2006 was paid in full during July 2006.

We actively engage in seeking additional property acquisitions and we are involved in various stages of negotiation with respect to the acquisition of additional properties. We will fund our future real estate acquisitions by using cash provided from operations, cash provided from mortgage financings and funds available under our credit facility.

We had no outstanding contingent commitments, such as guarantees of indebtedness, or any other contractual cash obligations at June 30, 2006.

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

It is our intention to pay to our stockholders within the time periods prescribed by the Internal Revenue Code no less than 90% of our annual taxable income, including gains on the sale of real estate, except where we elect to defer gains for tax purposes and invest the proceeds in new properties under applicable rules of the Internal Revenue Code. It will continue to be our policy to make sufficient cash distributions to stockholders in order for us to maintain our REIT status under the Internal Revenue Code.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

All of our long-term mortgage debt bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages. Our credit line is a variable rate facility which is sensitive to interest rates. However, for the six months ended June 30, 2006, due to a low average balance outstanding on the credit line, we do not believe that the effect of changes in interest rates would materially impact the amount of interest expense incurred.

Item 4. - Controls and Procedures
          -----------------------

As required under Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2006 are effective.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the first six months of the fiscal year ending December 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings
                -----------------

         In July 2005, Jeffrey Fishman resigned as our president, chief executive officer and a member of our Board of Directors following discovery of what appeared to be inappropriate financial dealings by Mr. Fishman with the former tenant of a movie theater property located in Brooklyn, NY, owned by a joint venture in which we are a 50% venture partner and the managing member. We had reported this matter to the Securities and Exchange Commission in July 2005. The Audit Committee of our Board of Directors conducted an investigation of this matter and related matters and retained special counsel to assist the committee in the investigation. This investigation was completed and the Audit Committee and its special counsel, based on the materials gathered and interviews conducted, found no evidence that any other officer or employee of the Company was aware of, or knowingly assisted in Mr. Fishman's inappropriate financial dealings.

         On June 21, 2006 we announced that we had received notification of a formal order of investigation from the SEC. We believe that the matters being investigated by the SEC focus on the improper payments received by our former president and chief executive officer, "related party" transactions between the Company and entities affiliated with us and with certain of our officers and directors, and compensation paid to certain of the Company's executive officers by those affiliates. Both the SEC and the Audit Committee and its counsel have been conducting concurrent investigations concerning these issues. The Company and its executive officers have fully cooperated with the investigations being conducted by the SEC and the Audit Committee and intend to continue to do so. As of this date, both investigations are on-going. Our direct legal expenses related to these investigations totaled $322,000 and $304,000, respectively, in the six and three months ended June 30, 2006. Our direct legal expenses related to the investigation by the Audit Committee of our former president and chief executive officer totaled $560,000 in the year ended December 31, 2005. These expenses have continued in the current quarter (ended September 30, 2006) and we cannot at this time estimate the legal expenses we will incur with respect to these investigations in the current quarter or in any future quarter.

         Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005 with respect to civil litigations involving the former tenant of the Brooklyn property, Mr. Fishman and Britannia Management LLC, on one hand, and the Company and certain of its affiliated entities, on the other hand. There has been no material change in the status of such litigations. For the six and three months ended June 30, 2006, the Company incurred $92,000 and $71,000 in legal expenses related to the civil litigation and $63,000 for the year ended December 31, 2005.



Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

         The Annual Meeting of Stockholders of the Company was held on June 13, 2006.

         The following persons were elected Directors at the Annual Meeting.

                                   Votes                Votes           Votes
              Name                  For                Against         Withheld
              ----                  ---                -------         --------
         James J. Burns           8,930,927             51,109            0
         Joseph A. DeLuca         8,934,972             47,064            0
         Fredric H. Gould         8,873,269            108,767            0
         Eugene I. Zuriff         8,930,227             51,809            0

         James J. Burns, Joseph A. DeLuca, Fredric H. Gould and Eugene I. Zuriff were elected to serve until the Company's 2009 Annual Meeting.

                        Name                          Term of Office
                        ----                          --------------

                  Joseph A. Amato                   2007 Annual Meeting
                  Jeffrey A. Gould                  2007 Annual Meeting
                  Matthew J. Gould                  2007 Annual Meeting
                  J. Robert Lovejoy                 2007 Annual Meeting
                  Charles Biederman                 2008 Annual Meeting
                  Patrick J. Callan, Jr.            2008 Annual Meeting
                  Marshall Rose                     2008 Annual Meeting

         At the 2006 Annual Meeting, the stockholders also voted on the ratification of the appointment of Ernst & Young, LLP as the registrant's independent registered public accounting firm for 2006. 8,946,373 votes were cast in favor of the selection of Ernst & Young LLP as the independent registered public accounting firm for the year ended December 31, 2006, 22,118 votes were cast against the proposal and 13,545 votes abstained with respect to the proposal

Item 6.    Exhibits

           Exhibit 31.1 Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed with this Form 10-Q.)

           Exhibit 31.2 Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed with this Form 10-Q.)

           Exhibit 31.3 Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed with this Form 10-Q.)

           Exhibit 32.1 Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed with this Form 10-Q.)

           Exhibit 32.2 Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed with this Form 10-Q.)

           Exhibit 32.3 Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed with this Form 10-Q.)



                          ONE LIBERTY PROPERTIES, INC.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          One Liberty Properties, Inc.
                          ----------------------------
                                  (Registrant)






August 9, 2006                      /s/ Patrick J. Callan, Jr.
--------------                      ---------------------------------
Date                                Patrick J. Callan, Jr.
                                    President
                                    (authorized officer)




August 9, 2006                      /s/ David W. Kalish
--------------                      -------------------------------
Date                                David W. Kalish
                                    Senior Vice President
                                    and Chief Financial Officer
                                    (principal financial officer)

                                  EXHIBIT 31.1
                                  CERTIFICATION

   I, Fredric H. Gould, Chairman of the Board and Chief Executive Officer of One Liberty Properties, Inc. certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 of One Liberty Properties, Inc.

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


   Date:   August 9, 2006
                                      /s/ Fredric H. Gould
                                      --------------------------------
                                      Fredric H. Gould
                                      Chairman of the Board and
                                      Chief Executive Officer

                                  EXHIBIT 31.2
                                  CERTIFICATION

   I, Patrick J. Callan, Jr., President of One Liberty Properties, Inc. certify that:

    1. I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 of One Liberty Properties, Inc.

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


   Date:   August 9, 2006
                                    /s/ Patrick J. Callan, Jr.
                                    -------------------------------------
                                    Patrick J. Callan, Jr.
                                    President

                                  EXHIBIT 31.3
                                  CERTIFICATION

   I, David W. Kalish, Senior Vice President and Chief Financial Officer of One Liberty Properties, Inc. certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 of One Liberty Properties, Inc.

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

Date:   August 9, 2006                  /s/ David W. Kalish
                                        ------------------------
                                        David W. Kalish
                                        Senior Vice President
                                        and Chief Financial Officer

                                  EXHIBIT 32.1

       CERTIFICATION OF CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

                           PURSUANT TO 18 U.S.C. 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, Fredric H. Gould, Chairman of the Board and Chief Executive Officer of One Liberty Properties, Inc., (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   August 9, 2006      /s/ Fredric H. Gould
                            -----------------------------
                            Fredric H. Gould
                            Chairman of the Board and Chief Executive Officer

                                  EXHIBIT 32.2

                           CERTIFICATION OF PRESIDENT

                           PURSUANT TO 18 U.S.C. 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, Patrick J. Callan, Jr., President of One Liberty Properties, Inc. (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   August 9, 2006          /s/ Patrick J. Callan, Jr.
                                ------------------------------------
                                Patrick J. Callan, Jr.
                                President

                                  EXHIBIT 32.3

       CERTIFICATION OF SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                           PURSUANT TO 18 U.S.C. 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, David W. Kalish, Senior Vice President and Chief Financial Officer of One Liberty Properties, Inc. (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   August 9, 2006      /s/ David W. Kalish
                            --------------------------------
                            David W. Kalish
                            Senior Vice President
                            and Chief Financial Officer