Form 10-Q
period 2006-09-30
ONE LIBERTY PROPERTIES INC
filed 2006-11-09
CIK 712770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2006

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

                                  Yes X    No
                                     ---
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer    Accelerated Filer  X  Non-Accelerated Filer
                       ---                   ---                       ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                  Yes   No X
                                          ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 6, 2006, the registrant had 9,963,550 shares of common stock outstanding.

Part I - FINANCIAL INFORMATION

Item 1    Financial Statements


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in Thousands, Except Per Share Data)


                                                                                 September 30,        December 31,
                                                                                      2006                2005
                                                                                 -------------        ------------
                                                                                  (Unaudited)

Assets
Real estate investments, at cost
   Land                                                                              $ 62,869           $ 51,516
   Buildings and improvements                                                         269,924            216,921
                                                                                     --------           --------
                                                                                      332,793            268,437
           Less accumulated depreciation                                               26,425             21,508
                                                                                     --------           --------
                                                                                      306,368            246,929

   Investment in unconsolidated joint ventures                                         27,600             27,335
   Cash and cash equivalents                                                            7,508             26,749
   Unbilled rent receivable                                                             7,922              6,613
   Property held for sale                                                              11,097             11,193
   Escrow, deposits and other receivables                                               2,223              4,027
   Investment in BRT Realty Trust (related party)                                         853                717
   Deferred financing costs                                                             2,925              2,822
   Other assets (including available-for-sale securities
       at market of $996 and $163)                                                      1,760                744
   Unamortized intangible lease assets                                                  4,549              3,454
                                                                                     --------           --------

           Total assets                                                              $372,805           $330,583
                                                                                     ========           ========

Liabilities and Stockholders' Equity
   Liabilities:
        Mortgages payable                                                            $196,936           $167,472
        Line of credit                                                                  4,000                  -
        Dividends payable                                                               3,281              3,255
        Accrued expenses and other liabilities                                          3,780              3,554
        Unamortized intangible lease liabilities                                        6,010                783
                                                                                     --------           --------

           Total liabilities                                                          214,007            175,064
                                                                                     --------           --------

Commitments and contingencies                                                               -                  -

Stockholders' equity:
        Preferred stock, $1 par value;
           12,500 shares authorized; none issued                                            -                  -
        Common stock, $1 par value; 25,000 shares
           authorized; 9,802 and 9,770 shares
           issued and outstanding                                                       9,802              9,770
        Paid-in capital                                                               134,281            134,645
        Accumulated other comprehensive income - net
           unrealized gain on available-for-sale securities                             1,015                818
        Unearned compensation                                                               -             (1,250)
        Accumulated undistributed net income                                           13,700             11,536
                                                                                     --------           --------

           Total stockholders' equity                                                 158,798            155,519
                                                                                     --------           --------

           Total liabilities and stockholders' equity                                $372,805           $330,583
                                                                                     ========           ========


       See accompanying notes to consolidated financial statements.





                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)


                                                                       Three Months Ended             Nine Months Ended
                                                                          September 30,                  September 30,
                                                                          -------------                  -------------
                                                                      2006            2005            2006           2005
                                                                      ----            ----            ----           ----

Revenues:
   Rental income                                                    $ 8,615          $ 6,804        $24,459        $19,990
                                                                    -------          -------        -------        -------

Operating expenses:
   Depreciation and amortization                                      1,822            1,345          5,086          3,945
   General and administrative (including $325,
      $315, $1,072 and $935, respectively, to
      related party)                                                  1,484            1,347          4,171          3,199
   Real estate expenses                                                  66              103            201            277
   Leasehold rent                                                        77               77            231            231
                                                                   --------         --------       --------       --------
      Total operating expenses                                        3,449            2,872          9,689          7,652
                                                                   --------         --------       --------       --------

Operating income                                                      5,166            3,932         14,770         12,338

Other income and expenses:
   Equity in earnings (loss) of unconsolidated
       joint ventures                                                   246             (524)         1,924          1,327
   Gain on disposition of real estate related
       to unconsolidated joint venture                                3,294                -          3,294              -
   Interest and other income                                             43              150            303            229
   Interest:
      Expense                                                        (3,247)          (2,398)        (9,154)        (7,208)
      Amortization of deferred financing costs                         (153)            (134)          (443)          (416)
   Gain on sale of air rights in 2005 and other                         185                -            412         10,248
                                                                   --------         --------       --------       --------

Income from continuing operations                                     5,534            1,026         11,106         16,518
                                                                   --------         --------       --------       --------

Discontinued operations:
   Income (loss) from operations                                        201               72            891             (3)
   Net gain on sale                                                       -              631              -          1,221
                                                                   --------         --------       --------       --------
Income from discontinued operations                                     201              703            891          1,218
                                                                   --------         --------       --------       --------

Net income                                                         $  5,735         $  1,729       $ 11,997       $ 17,736
                                                                   ========         ========       ========       ========

Weighted average number of common shares outstanding:
      Basic                                                           9,937            9,852          9,921          9,830
                                                                      =====            =====          =====          =====
      Diluted                                                         9,940            9,857          9,924          9,835
                                                                      =====            =====          =====          =====

Net income per common share - basic and diluted:
      Income from continuing operations                            $    .56         $    .11       $   1.12       $   1.68
      Income from discontinued operations                               .02              .07            .09            .12
                                                                   --------         --------       --------       --------
      Net income per common share                                  $    .58         $    .18       $   1.21       $   1.80
                                                                   ========         ========       ========       ========

Cash distributions per share of common stock                       $    .33         $    .33       $    .99       $    .99
                                                                   ========         ========       ========       ========

    See accompanying notes to consolidated financial statements.




                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

         For the nine month period ended September 30, 2006 (Unaudited)
                      and the year ended December 31, 2005
                             (Amounts in Thousands)


                                                                       Accumulated
                                                                          Other           Unearned     Accumulated
                                             Common        Paid-in    Comprehensive       Compen-     Undistributed
                                              Stock        Capital       Income           sation       Net Income       Total
                                              -----        -------       ------           ------       ----------       -----

Balances, January 1, 2005                    $ 9,728      $133,350       $    717       $   (926)       $  3,246       $146,115

Distributions -
   common stock                                    -             -              -              -         (12,990)       (12,990)
Exercise of options                               11           109              -              -               -            120
Shares issued through
   dividend reinvestment plan                     31           569              -              -               -            600
Issuance of restricted stock                       -           617              -           (617)              -              -
Compensation expense -
   restricted stock                                -             -              -            293               -            293
     Net income                                    -             -              -              -          21,280         21,280
     Other comprehensive income-
        net unrealized gain on
        available-for-sale securities              -             -            101              -               -            101
                                                                                                                        -------
Comprehensive income                                                                                                     21,381
                                            --------      --------      ---------       --------        --------        -------

Balances, December 31, 2005                    9,770       134,645            818         (1,250)         11,536        155,519

Reclassification upon the adoption
   of FASB No. 123 (R)                             -        (1,250)             -          1,250               -              -
Distributions -
   common stock                                    -             -              -              -          (9,833)        (9,833)
Exercise of options                                9           101              -              -               -            110
Shares issued through
   dividend reinvestment plan                     23           407              -              -               -            430
Compensation expense -
   restricted stock                                -           378              -              -               -            378
     Net income                                    -             -              -              -          11,997         11,997
     Other comprehensive income-
        net unrealized gain on
        available-for-sale securities              -             -            197              -               -            197
                                                                                                                       ---------
Comprehensive income                                                                                                     12,194
                                            --------      --------       --------      ---------        --------       ---------

Balances, September 30, 2006                $  9,802      $134,281       $  1,015      $       -        $ 13,700       $158,798
                                            ========      ========       ========      =========        ========       ========



        See accompanying notes to consolidated financial statements.




                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                                                            Nine Months Ended
                                                                                                              September 30,
                                                                                                              -------------
                                                                                                        2006                2005
                                                                                                        ----                ----

Cash flows from operating activities:
   Net income                                                                                        $ 11,997            $ 17,736
   Adjustments to reconcile net income
     to net cash provided by operating activities:
   Gain on sale                                                                                          (412)            (11,469)
   Increase in rental income from straight-lining of rent                                              (1,309)               (901)
   (Increase) decrease in rental income from amortization of
     intangibles relating to leases                                                                      (120)                 18
   Gain on disposition of real estate related to unconsolidated joint venture                          (3,294)                  -
   Provision for valuation adjustment                                                                       -                 469
   Amortization of restricted stock expense                                                               378                 205
   Equity in earnings of unconsolidated joint ventures                                                 (1,924)             (1,327)
   Distributions of earnings from unconsolidated joint ventures                                         5,115               2,329
   Depreciation and amortization                                                                        5,182               4,361
   Amortization of financing costs                                                                        448                 448
   Changes in assets and liabilities:
   (Increase) decrease in escrow, deposits and other receivables                                         (903)                322
   Increase in accrued expenses and other liabilities                                                     304                 540
                                                                                                     --------            --------
           Net cash provided by operating activities                                                   15,462              12,731
                                                                                                     --------            --------

Cash flows from investing activities:
   Purchase of real estate and improvements                                                           (31,659)            (55,715)
   Net proceeds from sale of real estate                                                                  974              27,797
   Investment in unconsolidated joint ventures                                                         (1,553)               (282)
   Distributions of return of capital from unconsolidated
     joint ventures                                                                                     1,322               9,018
   Net proceeds from sale of option to purchase property                                                  227                   -
   Net proceeds from sale of available-for-sale securities                                                 11                   4
   Purchase of available-for-sale securities                                                             (714)                  -
                                                                                                     --------            --------
           Net cash (used in) investing activities                                                    (31,392)            (19,178)
                                                                                                     --------            --------

Cash flows from financing activities:
   Repayment of mortgages payable                                                                      (3,058)            (13,680)
   Proceeds from mortgages payable                                                                      5,565              32,156
   Payment of financing costs                                                                            (551)               (664)
   Proceeds from bank line of credit, net                                                               4,000                 400
   Cash distributions - common stock                                                                   (9,807)             (9,715)
   Exercise of stock options                                                                              110                 120
   Issuance of shares through dividend reinvestment plan                                                  430                 411
                                                                                                     --------            --------
           Net cash (used in) provided by financing activities                                         (3,311)              9,028
                                                                                                     --------            --------

           Net (decrease) increase in cash and cash equivalents                                       (19,241)              2,581

Cash and cash equivalents at beginning of period                                                       26,749               6,051
                                                                                                     --------            --------

Cash and cash equivalents at end of period                                                           $  7,508            $  8,632
                                                                                                     ========            ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                                                          $  9,540            $  7,511
                                                                                                     ========            ========

Supplemental schedule of non-cash investing and financing activities:
   Assumption of mortgage payable in connection
     with purchase of real estate                                                                    $ 26,957            $      -
                                                                                                     ========            ========
   Purchase accounting allocations                                                                   $  4,082            $  1,717
                                                                                                     ========            ========
   Reclassification of 2005 deposit in connection with
     purchase of real estate                                                                         $  2,525            $      -
                                                                                                     ========            ========

          See accompanying notes to consolidated financial statements.


                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1 - Organization and Background

One Liberty Properties, Inc. (the "Company") was incorporated in 1982 in the state of Maryland. The Company is a self-administered and self-managed real estate investment trust ("REIT"). The Company acquires, owns and manages a geographically diversified portfolio of retail, industrial, office, flex, health and fitness and other properties, a substantial portion of which are under long-term net leases. As of September 30, 2006, the Company owns fifty-seven properties, holds a 50% tenancy in common interest in one property and participates in seven joint ventures which own a total of fourteen properties. The seventy-two properties are located in twenty-six states. On October 5, 2006, the Company sold one property and two of its joint ventures sold eight properties. (See Note 4.)

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of September 30, 2006 and for the nine and three months ended September 30, 2006 and 2005 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the nine and three months ended September 30, 2006 are not necessarily indicative of the results for the full year.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The consolidated financial statements include the accounts and operations of One Liberty Properties, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). With respect to its unconsolidated joint ventures, as the Company
(1) is primarily the managing member but does not exercise substantial operating control over these entities pursuant to EITF 04-05, and (2) such entities are not variable-interest entities pursuant to FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities", it has determined that such joint ventures should be accounted for under the equity method of accounting for financial statement purposes. Material intercompany items and transactions have been eliminated.

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

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 3 - Earnings Per Common Share

For the nine and three months ended September 30, 2006 and 2005, basic earnings per share were determined by dividing net income for the period by the weighted average number of shares of the Company's Common Stock outstanding, which includes unvested restricted stock during each period.

Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts exercisable for, or convertible into, Common Stock were exercised or converted or resulted in the issuance of Common Stock that shared in the earnings of the Company. For the nine and three months ended September 30, 2006 and 2005, diluted earnings per share were determined by dividing net income applicable to common stockholders for the period by the total of the weighted average number of shares of Common Stock outstanding plus the dilutive effect of the Company's outstanding options (3,086 and 2,364 for the nine and three months ended September 30, 2006, respectively, and 5,227 and 4,488 for the nine and three months ended September 30, 2005, respectively) using the treasury stock method.

Note 4 - Subsequent Event/Properties Held For Sale

On October 5, 2006, the Company sold one movie theater property and two of the Company's joint ventures sold eight movie theater properties to a single unrelated purchaser for an aggregate consideration of $151,885,000, of which $136,658,000 is attributable to the eight properties owned by the joint ventures (in which the Company is a 50% equity participant) and $15,227,000 to the property owned by the Company.

The Company estimates that the joint ventures realized a gain, for book purposes, after expenses, fees and brokerage commissions, of approximately $49,000,000 (of which 50%, or approximately $24,500,000, is attributable to the Company). The Company estimates that it also realized a gain, for book purposes, after expenses, fees and brokerage commissions, of approximately $3,660,000 on the sale of the one movie theater property sold by the Company. The joint ventures paid a prepayment premium of $9,683,000 (of which 50%, or approximately $4,842,000, is attributable to the Company) on the outstanding mortgage loans secured by the properties which were sold. The prepayment premium expense will be deducted from equity in earnings of unconsolidated joint ventures for financial reporting purposes and is not reflected as an expense or fees in calculating the gains reported above. These gains and expenses will be recognized in the three months and year ended December 31, 2006.

The Company anticipates that it will defer the taxable gain of approximately $3,800,000 on the one property sold by its wholly-owned subsidiary through a tax deferred exchange under Section 1031 of the Internal Revenue Code using the sales proceeds of approximately $15,227,000 to acquire one or more replacement properties. Therefore, the Company anticipates it will not realize a gain on the sale of this one property for federal tax purposes.

In connection with the sale of the nine movie theater properties (eight by the joint ventures and one by the Company), a brokerage commission totaling $1,519,000 will be paid to Majestic Property Management Corp. (a company wholly-owned by the Company's Chairman of the Board and Chief Executive Officer and in which certain of the Company's officers are officers and from which such officers are paid fees). The joint ventures are paying $1,367,000 of this commission (of which 50% of which will be borne by the Company and 50% by the joint venture partner) and the Company is paying $152,000 of this commission. The commission is included as an expense in calculating the gain described above.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 5 - Investment in Unconsolidated Joint Ventures

The Company is a member in seven unconsolidated joint ventures which own and operate fourteen properties. See Note 4 for information regarding the October 2006 sale of eight of these properties. The following tables present unaudited condensed financial statements of the two most significant joint ventures. The Company is the managing member of both joint ventures, which are between the Company and MTC Investors LLC, an unrelated party, and own movie theater properties.


                              Joint Venture #1 (A)
                              --------------------
                             (Amounts in Thousands)

Condensed Balance Sheets                                                 September 30,         December 31,
------------------------                                                 -------------         ------------
                                                                              2006                 2005
                                                                             -----                 ----

Cash and cash equivalents                                                   $    317             $    368
Properties held for sale                                                      52,912               53,384
Deferred financing costs                                                         405                  458
Unbilled rent receivable                                                       1,559                1,390
Other assets                                                                       5                    3
                                                                            --------             --------
Total assets                                                                $ 55,198             $ 55,603
                                                                            ========             ========

Mortgage loans payable                                                      $ 31,013             $ 31,720
Other liabilities                                                                273                  337
Equity                                                                        23,912               23,546
                                                                            --------             --------
Total liabilities and equity                                                $ 55,198             $ 55,603
                                                                            ========             ========

Company's equity investment (B)                                             $ 12,873             $ 12,706
                                                                            ========             ========

                                                                   Three Months Ended               Nine Months Ended
                                                                      September 30,                   September 30,
                                                                      -------------                   -------------
Condensed Statements of Operations                                2006              2005          2006             2005
----------------------------------                                ----              ----          ----             ----
Rental income                                                    $ 1,838          $ 1,838        $ 5,515         $ 5,513
                                                                 -------          -------        -------         -------

Depreciation and amortization                                          -              289            481             866
Operating expenses                                                   146               74            350             223
                                                                 -------          -------        -------         -------
Total operating expenses                                             146              363            831           1,089
                                                                 -------          -------        -------         -------

Operating income                                                   1,692            1,475          4,684           4,424

Other income and expenses:
    Interest income                                                    -                -              -               3
    Interest:
      Expense                                                       (609)            (627)        (1,839)         (1,893)
Amortization of deferred financing costs                             (17)             (17)           (52)            (52)
                                                                 -------          -------        -------         -------

Net income attributable to members                               $ 1,066          $   831        $ 2,793         $ 2,482
                                                                 =======          =======        =======         =======

Company's share of net income                                    $   533          $   415        $ 1,396         $ 1,241
                                                                 =======          =======        =======         =======

Amount recorded in income statement (B)                          $   528          $   411        $ 1,381         $ 1,226
                                                                 =======          =======        =======         =======
Distributions received by the Company:
    From operations                                              $   369          $   412        $ 1,209         $ 1,235
                                                                 =======          =======        =======         =======
    From capital                                                 $     -          $    15        $     4         $    15
                                                                 =======          =======        =======         =======

(A) On October 5, 2006, the five movie theaters owned by this joint venture, constituting all of the real estate assets of this venture were sold. See Note 4 for details. For comparison purposes, these assets have been reclassified to "Properties held for sale" at December 31, 2005.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 5 - Investment in Unconsolidated Joint Ventures (Continued)

(B) The difference between the carrying amount of the Company's investment in Joint Venture # 1 and the underlying equity in net assets is a premium amortized as an adjustment to equity in earnings of unconsolidated joint ventures over 40 years.

                              Joint Venture #2 (A)
                              --------------------
                             (Amounts in Thousands)

Condensed Balance Sheets                                                    September 30,         December 31,
------------------------                                                    -------------         ------------
                                                                                 2006                 2005
                                                                                -----                 ----

Cash and cash equivalents                                                     $    826               $    927
Real estate investments, net (B)                                                     -                  8,652
Properties held for sale                                                        29,117                 29,977
Deferred financing costs                                                           302                    419
Unbilled rent receivable                                                         1,338                  1,136
Deposit                                                                          1,305                      -
Other assets, primarily investment in AIX stock (C)                                235                    432
                                                                              --------               --------
Total assets                                                                  $ 33,123               $ 41,543
                                                                              ========               ========

Mortgage loans payable                                                        $ 19,939               $ 25,514
Other liabilities                                                                  228                    559
Equity                                                                          12,956                 15,470
                                                                              --------               --------
Total liabilities and equity                                                  $ 33,123               $ 41,543
                                                                              ========               ========

Company's equity investment                                                   $  6,379               $  7,632
                                                                              ========               ========


                                                                    Three Months Ended               Nine Months Ended
                                                                       September 30,                   September 30,
                                                                       -------------                   -------------
Condensed Statements of Operations                                 2006            2005            2006             2005
----------------------------------                                 ----            ----            ----             ----

Rental income                                                    $ 1,151          $ 1,203         $ 3,568         $ 4,206
                                                                 -------          -------         -------         -------

Depreciation and amortization                                          -              203             337             608
Operating expenses                                                    44               37              84             144
Provision for valuation adjustment of real estate                    600            2,562             600           2,562
                                                                 -------          -------         -------         -------
Total operating expenses                                             644            2,802           1,021           3,314
                                                                 -------          -------         -------         -------

Operating income (loss)                                              507           (1,599)         2,547              892

Other income and expenses:
    Interest income                                                    9                -              9                -
    Interest:
      Expense                                                       (466)            (498)        (1,439)          (1,494)
      Mortgage prepayment premium and fees (B)                      (831)               -           (831)               -
      Amortization of deferred financing costs                        (7)              (8)           (24)             (24)
    Gain on sale of Brooklyn property (B)                          6,588                -          6,588                -
    Gain on sale of AIX stock (C)                                      -                -            166                -
                                                                 -------          -------        -------          -------

Net income (loss) attributable to members                        $ 5,800          $(2,105)       $ 7,016          $  (626)
                                                                 =======          =======        =======          =======

Company's share of net income (loss)                             $ 2,900          $(1,052)       $ 3,508          $  (313)
                                                                 =======          =======        =======          =======
Distributions received by the Company:
    From operations                                              $ 3,075          $     -        $ 3,545          $   629
                                                                 =======          =======        =======          =======
    From capital                                                 $ 1,147          $   235        $ 1,147          $   235
                                                                 =======          =======        =======          =======


                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 5 - Investment in Unconsolidated Joint Ventures (Continued)

(A) On October 5, 2006, the joint venture sold its three remaining movie theater properties. See Note 4 for details. For comparison purposes, these assets have been reclassified to "Properties held for sale" at December 31, 2005. The remaining real estate asset of this venture is a vacant parcel of land that is being offered for sale. This property has a nominal net book value after provisions for valuation adjustment of $600 and $2,562 taken as direct write downs during the three months ended September 30, 2006 and 2005, respectively.

(B) On September 13, 2006, the joint venture sold a movie theater property located in Brooklyn, New York to an unrelated party for a consideration of $16,000 and realized a gain of $6,588. In connection with the prepayment of the mortgage loan secured by this property, the joint venture paid a premium of $831.

(C) The joint venture owned 40,000 restricted shares of Class A common stock of Access Integrated Technologies, Inc. (NASDAQ:AIXD), the parent company of a former tenant of the joint venture. In April 2006, the joint venture sold 20,000 shares of the AIXD stock and realized a gain on sale of $166.

The remaining five unconsolidated joint ventures, each of which owns one property, include one recently organized joint venture. At September 30, 2006 and December 31, 2005, the Company's equity investment in these five joint ventures totaled $8,348,000 and $6,997,000, respectively. These unconsolidated joint ventures contributed $329,000 and $112,000, respectively, in equity earnings for the nine and three months ended September 30, 2006 and $414,000 and $117,000, respectively, in equity earnings for the nine and three months ended September 30, 2005.


Note 6 - Gain on Sale of Land and Option to Purchase Property

During July 2006, the Company sold excess acreage to an unrelated party at a property owned by the Company for a sales price of $975,000 and realized a gain on sale of $185,000.

During February, 2006, the Company sold an option it owned to buy an interest in certain property adjacent to one of the Company's properties and realized a gain on sale of $227,000.


Note 7 - Discontinued Operations

The following is a summary of income from discontinued operations, for the nine and three months ended September 30, 2006 and 2005 applicable to the property held for sale at September 30, 2006 (see Note 4) and to the five properties sold in the year ended December 31, 2005: (Amounts in thousands.)

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 7 - Discontinued Operations (Continued)

                                                              Three Months Ended            Nine Months Ended
                                                                 September 30,                September 30,
                                                                 -------------                -------------
                                                              2006         2005            2006           2005
                                                              ----         ----            ----           ----


Rental income                                                $    345     $    434       $    952       $  1,910
Other income                                                        -            -            400              5
                                                             --------     --------       --------       --------
    Total revenues                                                345          434          1,352          1,915
                                                             --------     --------       --------       --------

Depreciation and amortization                                       -           97             97            415
Real estate expenses                                               38          157             44            589
Interest expense                                                  106          108            320            445
Provision for valuation adjustment of real estate                   -            -              -            469
                                                             --------     --------       --------       --------
    Total expenses                                                144          362            461          1,918
                                                             --------     --------       --------       --------

Income (loss) from discontinued operations
    before gain on sale                                           201           72            891             (3)

Net gain on sale of discontinued operations                         -          631              -          1,221
                                                             --------     --------       --------       --------

Income from discontinued operations                          $    201     $    703       $    891       $  1,218
                                                             ========     ========       ========       ========


Real estate investment, net of accumulated depreciation, and mortgage payable for the property held for sale at September 30, 2006 (see Note 4) was $11,097,000 and $6,682,000, respectively, and $11,193,000 and $6,783,000, respectively, at December 31, 2005.

Note 8 - Common Stock Dividend Distribution

On September 13, 2006, the Board of Directors declared a quarterly cash distribution of $.33 per share, totaling $3,281,000, on the Company's Common Stock which was paid on October 3, 2006 to stockholders of record on September 26, 2006.

Note 9 - Comprehensive Income


Comprehensive income for the nine and three months ended September 30, 2006 and
2005 are as follows (amounts in thousands):
                                                             Three Months Ended            Nine Months Ended
                                                                 September 30,               September 30,
                                                                 -------------               -------------
                                                               2006         2005          2006           2005
                                                               ----         ----          ----           ----

Net income                                                   $ 5,735     $ 1,729        $11,997        $17,736
Other comprehensive income -
    Unrealized gain on
    available-for-sale securities                                182          23            197             89
                                                             -------     -------        -------        -------
Comprehensive income                                         $ 5,917     $ 1,752        $12,194        $17,825
                                                             =======     =======        =======        =======


Accumulated other comprehensive income, which is solely comprised of the net unrealized gain on available-for-sale securities was $1,015,000 and $818,000 at September 30, 2006 and December 31, 2005, respectively.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 10 - Restricted Stock

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payments", effective January 1, 2006. SFAS No. 123R established financial accounting and reporting standards for stock-based employee compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer, or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. The statement also defined a fair value based method of accounting for an employee stock option or similar equity instrument. The implementation of the statement has not had a material effect on the consolidated financial statements.

The Company's 2003 Stock Incentive Plan (the "Incentive Plan") provides for the granting of restricted shares. The maximum number of shares of the Company's common stock that may be issued pursuant to the Incentive Plan is 275,000. The restricted stock grants are valued at the fair value as of the date of grant and specify vesting upon the fifth anniversary of the date of grant. The value of such grants are initially deferred, and amortization of amounts deferred is being charged to operations over the respective vesting periods.



                                                         Three Months Ended                Nine Months Ended
                                                            September 30,                     September 30,
                                                            -------------                     -------------
                                                        2006             2005             2006             2005
                                                        ----             ----             ----             ----

Restricted share grants                                      -                -           50,000            41,000
Average per share grant price                         $      -         $      -       $    20.66        $    19.05
Recorded as deferred compensation                     $      -         $      -       $1,034,000        $  776,000
Total charge to operations                            $136,000         $ 57,000       $  378,000        $  205,000

Non-vested shares:
    Non-vested beginning of period                     142,000           93,000           93,000            60,000
    Grants                                                   -                -           50,000            41,000
    Vested during period                                     -                -                -                 -
    Forfeitures                                         (1,000)               -           (2,000)           (8,000)
                                                      --------          --------       ---------         ---------
    Non-vested end of period                           141,000            93,000         141,000            93,000
                                                      ========          ========       =========         =========


At September 30, 2006, approximately 133,000 shares remain available for grants pursuant to the Incentive Plan, and approximately $1,887,000 remained as deferred compensation and will be charged to expense over the remaining weighted average vesting period of approximately 3.3 years.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 11 - New Accounting Pronouncements

Emerging Issues Task Force ("EITF") Issue 04-5, "Investor's Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners Have Certain Rights" was ratified by the Financial Accounting Standards Board (the "FASB") in September 2005. This EITF provides guidance in determining whether a general partner controls a limited partnership and what rights held by the limited partners(s) preclude the sole general partner from consolidating the limited partnership in accordance with the U.S. generally accepted accounting principles. This EITF covers entities that are equivalent to limited partnerships, such as limited liability companies, in which the Company is a managing member. This EITF is effective no later than fiscal years beginning after December 15, 2005 and as of September 29, 2005 for new or modified arrangements. Management has adopted the EITF issue and its adoption did not have an effect on earnings or the financial position of the Company.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company is evaluating FIN 48 and has not yet determined the impact the adoption will have on the consolidated financial statements, but it is not expected to be significant.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No.157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The Company believes that the adoption of this standard on January 1, 2008 will not have a material effect on the Company's consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108"), which becomes effective beginning on January 1, 2007. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. The Company is currently evaluating the impact of adopting SAB 108.

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 12 - Legal Matters

In July 2005, Jeffrey Fishman resigned as the Company's president, chief executive officer and a member of the Company's Board of Directors following discovery of what appeared to be inappropriate financial dealings by Mr. Fishman with the former tenant of a movie theater property located in Brooklyn, NY, owned by a joint venture in which the Company is a 50% venture partner and the managing member. The Company had reported this matter to the Securities and Exchange Commission in July 2005. The Audit Committee of the Company's Board of Directors conducted an investigation of this matter and related matters and retained special counsel to assist the committee in the investigation. This investigation was completed and the Audit Committee and its special counsel, based on the materials gathered and interviews conducted, found no evidence that any other officer or employee of the Company was aware of, or knowingly assisted in Mr. Fishman's inappropriate financial dealings.

On June 21, 2006 the Company announced that it had received notification of a formal order of investigation from the SEC. Management believes that the matters being investigated by the SEC focus on the improper payments received by Mr. Fishman. The SEC has also requested information regarding "related party" transactions between the Company and entities affiliated with it and with certain of the Company's officers and directors and compensation paid to certain of the Company's executive officers by those affiliates. The SEC and the Company's Audit Committee (and its counsel) are conducting concurrent investigations concerning these issues. The Company's direct legal expenses related to these investigations totaled $682,000 and $360,000, respectively, in the nine and three months ended September 30, 2006 and $467,000 in the nine and three months ended September 30, 2005.

Note 13 - Pro Forma Information

On April 7, 2006, the Company acquired eleven retail furniture stores, located in six states, leased to a single tenant. The properties were acquired for a purchase price of approximately $51,200,000, with approximately $22,250,000 paid in cash, $2,000,000 borrowed under the Company's line of credit and the remainder through the assumption of a mortgage of approximately $26,950,000. The basic term of the net lease expires August 14, 2022, with several renewal options. As a result of its evaluation under SFAS 141and 142 of this acquisition, the Company recorded a deferred asset of $843,000, representing assumed lease origination costs and it also recorded a deferred liability of $5,112,000 representing the net value of the acquired below market lease. These deferred amounts will be written off over the lease term and the Company will recognize additional rental income from the amortization of the deferred liability and additional amortization expense relating to the amortization of the deferred lease origination costs.

The following table summarizes, on a pro forma basis, the combined results of continuing operations of the Company for the nine and three months ended September 30, 2006 and 2005 as though the acquisition of the properties in April 2006 was completed on January 1, 2005. The information does not purport to be indicative of what the operating results of the Company would have been had the acquisition been consummated on January 1, 2005. (Amounts in thousands, except per share data.)

                  One Liberty Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 13 - Pro Forma Information (Continued)



                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
                                                                -------------                 -------------
                                                            2006             2005           2006         2005
                                                            ----             ----           ----         ----

Pro forma revenues                                        $ 8,601          $ 8,000        $25,701       $23,581
Pro forma net income from continuing
     operations                                             5,522            1,401         11,464        17,654
Pro forma common shares:
        Basic                                               9,937            9,852          9,921         9,830
        Diluted                                             9,940            9,857          9,924         9,835
Pro forma net income per common
     share from continuing operations -
        Basic                                             $   .56          $   .14        $  1.16       $  1.80
        Diluted                                           $   .56          $   .14        $  1.16       $  1.80


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

Overview
--------

We are a self-administered and self-managed real estate investment trust, or REIT, and we primarily own real estate that we net lease to tenants. As of September 30, 2006 we own 57 properties, hold a 50% tenancy in common interest in one property and participate in seven joint ventures which own a total of 14 properties. These 72 properties are located in 26 states. On October 5, 2006, the Company sold one property and two of its joint ventures sold eight properties.

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

At September 30, 2006, excluding mortgages payable of our unconsolidated joint ventures, we had 35 outstanding mortgages payable, aggregating approximately $197 million in principal amount, each of which is secured by a first lien on an individual real estate property. The real properties securing our outstanding mortgages payable have an aggregate carrying value of approximately $316 million, adjusted for intangibles, before accumulated depreciation. The mortgages bear interest at fixed rates ranging from 5.125% to 8.8%, and mature between 2007 and 2023.

Results of Operations
---------------------

Comparison of Nine and Three Months Ended September 30, 2006 and 2005
---------------------------------------------------------------------

Revenues

Rental income increased by $4.5 million, or 22.4%, to $24.5 million for the nine months ended September 30, 2006 from $20 million for the nine months ended September 30, 2005. For the three months ended September 30, 2006, rental income increased by $1.8 million, or 26.6%, to $8.6 million from $6.8 million for the three months ended September 30, 2005. The increase in rental income is primarily due to $4.4 million and $1.4 million of rental revenues earned during the nine and three months ended September 30, 2006 on twenty-one properties acquired by us between January 2005 and September 2006.

Operating Expenses

Depreciation and amortization expense increased by $1.1 million, or 28.9%, and $477,000, or 35.5%, to $5.1 million and $1.8 million for the nine and three months ended September 30, 2006. The increase in depreciation and amortization expense was primarily due to the acquisition of twenty-one properties between January 2005 and September 2006.

General and administrative expenses increased by $972,000, or 30.4%, to $4.2 million for the nine months ended September 30, 2006. For the three months ended September 30, 2006, general and administrative expenses increased by $137,000, or 10.2%, to $1.5 million. The increase was due to a number of factors, the largest of which (totaling $283,000 and $188,000, respectively, for the nine and three months ended September 30, 2006) relates to payroll and payroll related expenses resulting primarily from compensation paid to our new president for the entire current fiscal periods, as well as from staff increases. An increase of $215,000 and a decrease of $108,000 in the nine and three months ended September 30, 2006, respectively, relates to professional fees incurred in connection with an investigation by the Securities and Exchange Commission described elsewhere in this filing (Part II - Other Information - Item I - Legal Proceedings) and investigations by the Company's Audit Committee. In addition, there was an increase of $63,000 and a decrease of $30,000 in the nine and three months ended September 30, 2006, respectively, in legal fees relating to a civil litigation arising out of the activities of our former president and chief executive officer. For the nine and three months ended September 30, 2006 expenses allocated to us under a Shared Services Agreement among us and various affiliated companies, increased by $138,000 and $10,000, respectively, for executive and support personnel, primarily for legal and accounting services, a significant portion of which relates to the SEC and Audit Committee investigations, as well as property acquisitions and the overall increase in the level of our business activity. Also included in the nine and three months ended September 30, 2006 is an increase in compensation expense relating to our restricted stock program of $173,000 and $79,000, respectively, and an increase in directors' fees of $48,000 and $2,000, respectively.

Real estate expenses decreased by $76,000, or 27.4%, and $37,000, or 35.9% for the nine and three months ended September 30, 2006, resulting primarily from unusual repair items at three properties incurred in the 2005 nine and three month periods.

Other Income and Expenses

Our equity in earnings of unconsolidated joint ventures increased by $597,000, or 45%, to $1.9 million for the nine months ended September 30, 2006 and by $770,000, or 147%, to $246,000 for the three months ended September 30, 2006. The increase resulted primarily from a $2.56 million provision for valuation adjustment taken at September 30, 2005 by one of our movie theater joint ventures against one of its properties, of which 50%, or $1.3 million, was our share. At September 30, 2006, this joint venture recorded an additional $600,000 provision against this property, of which 50%, or $300,000, is our share. The increase in earnings of unconsolidated joint ventures also resulted from decreases of $655,000, of which 50%, or $327,000 is our share and $491,000, of which $246,000, is our share, in the nine and three months ended September 30, 2006, respectively, in depreciation expense which ceased June 1, 2006 for the nine theaters which were sold. The increase is also due to a gain of $166,000, of which our 50% share is $83,000, on the sale of securities during the nine months ended September 30, 2006. These increases were offset in part by the payment to one of our joint ventures of rental arrearages totaling $592,000 in February 2005. We have a 50% interest in this joint venture and the payment resulted in $296,000 of equity in earnings to us in the nine months ended September 30, 2005. The increase in the nine months ended September 30, 2006 was also offset by $831,000, of which 50%, or $415,000 is our share, for a mortgage prepayment premium paid by one of our joint ventures upon the sale of its Brooklyn movie theater on September 13, 2006. This movie theater property was sold for a consideration of $16 million and the joint venture realized a gain of $6.6 million, of which our share is $3.3 million.

Interest and other income increased by $74,000 to $303,000, or 32.3%, and decreased by $107,000 to $43,000, or 71.3%, for the nine and three months ended September 30, 2006, respectively. The increase in interest and other income for the nine months ended September 30, 2006 results from interest earned through March 2006 on our investment in short-term cash equivalents of the proceeds received from a mortgage financing completed during December 2005. The decrease in the three months ended September 30, 2006 is due to less funds being available for investment.

Interest expense increased by $1.9 million, or 27%, and $849,000, or 35.4%, to $9.2 million and $3.2 million, respectively, for the nine and three months ended September 30, 2006. This includes increases of $2.1 million and $857,000, respectively, on our mortgages payable, principally resulting from mortgages placed on twenty-two properties between March 2005 and April 2006. This increase was offset by a decrease of $198,000 and $8,000, respectively, during the nine and three months ended September 30, 2006 of interest expense related to our line of credit. The higher expense in the nine months ended September 30, 2005 resulted from borrowings made to facilitate the purchase of several properties.

Amortization of deferred financing costs increased by $27,000, or 6.5%, and $19,000, or 14.2%, to $443,000 and $153,000 for the nine and three months ended September 30, 2006. The increase results from the amortization of deferred mortgage costs during the nine and three months ended September 30, 2006 resulting from mortgages placed on twenty-two properties between March 2005 and April 2006.

During July 2006, we sold excess acreage to an unrelated party at a property we own and recognized a gain of $185,000. During February 2006, we sold an option to buy an interest in certain property adjacent to one of our properties and recognized a gain of $227,000. In June 2005, we closed on the sale of unused development or "air rights" relating to our property located in Brooklyn, New York for a net gain, after closing costs, of approximately $10.25 million.

Discontinued Operations

Discontinued operations decreased by $327,000, or 26.8%, and $502,000, or 71.4%, to $891,000 and $201,000, respectively, for the nine and three months ended September 30, 2006. These decreases were primarily due to gains of $1.2 million and $631,000 realized on the sale of two properties in the 2005 nine and three month periods, respectively. The gains in 2005 were offset in part by a $469,000 provision for valuation adjustment recorded in 2005 against one of the five properties sold in the year ended December 31, 2005 (and included in discontinued operations). The decrease was also offset in part by the receipt in the nine months ended September 30, 2006 of a $400,000 settlement of a claim made by us against a title insurance company regarding our purchase of a property in a prior year. (Sold in 2005.)

Liquidity and Capital Resources
-------------------------------

We had cash and cash equivalents of approximately $7.5 million at September 30, 2006. Our primary sources of liquidity are cash and cash equivalents, our revolving credit facility and cash generated from operating activities, including mortgage financings. We have a $62.5 million revolving credit facility with Valley National Bank, Merchants Bank Division, Bank Leumi USA, Manufacturers and Traders Trust Company and Israel Discount Bank of New York. The facility is available to us to pay down existing and maturing mortgages, to fund the acquisition of properties or to invest in joint ventures. The facility matures on June 30, 2007. Borrowings under the facility bear interest at the lower of LIBOR plus 2.5% or the bank's prime rate, and there is an unused facility fee of one-quarter of 1% per annum. Net proceeds received from the sale or refinancing of properties are required to be used to repay amounts outstanding under the facility if proceeds from the facility were used to purchase or refinance such properties. The $4 million balance at September 30, 2006 was paid in full during October 2006, using a portion of the $37 million distribution we received from our two movie theater joint ventures upon the sale of eight of its properties.

We actively engage in seeking additional property acquisitions and we are involved in various stages of negotiation with respect to the acquisition of additional properties. We will fund our future real estate acquisitions by using cash available, including the remainder of the distribution received from our movie theater joint ventures, cash provided from operations, cash provided from mortgage financings and funds available under our credit facility.

We had no outstanding contingent commitments, such as guarantees of indebtedness, or any other contractual cash obligations at September 30, 2006.

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

Item 3. - Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------
All of our long-term mortgage debt bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages. Our credit line is a variable rate facility which is sensitive to interest rates. However, for the nine months ended September 30, 2006, due to a low average balance outstanding on the credit line, we do not believe that the effect of changes in interest rates would materially impact the amount of interest expense incurred.

Item 4. - Controls and Procedures
          -----------------------
As required under Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2006 are effective.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

         On June 21, 2006 we announced that we had received notification of a formal order of investigation from the SEC. We believe that the matters being investigated by the SEC focus on the improper payments received by Mr. Fishman. The SEC has also requested information regarding "related party" transactions between the Company and entities affiliated with us and with certain of our officers and directors and compensation paid to certain of the Company's executive officers by those affiliates. Both the SEC and the Audit Committee and its counsel have been conducting concurrent investigations concerning these issues. The Company and its executive officers have fully cooperated with the investigations being conducted by the SEC and the Audit Committee and intend to continue to do so. As of this date, both investigations are on-going. Our direct legal expenses related to these investigations totaled $682,000 and $360,000, respectively, in the nine and three months ended September 30, 2006. Our direct legal expenses related to the investigation by the Audit Committee of our former president and chief executive officer totaled $560,000 in the year ended December 31, 2005. These expenses have continued in the current quarter (ended September 30, 2006) and we cannot at this time estimate the legal expenses we will incur with respect to these investigations in any future quarter.

         Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005 with respect to civil litigations involving the former tenant of the Brooklyn property, Mr. Fishman and Britannia Management LLC, on one hand, and the Company and certain of its affiliated entities, on the other hand. For the nine and three months ended September 30, 2006, the Company incurred $105,000 and $12,000 in legal expenses related to the civil litigation and $63,000 for the year ended December 31, 2005. There has been no material change in the status of either litigation other than as discussed below. The litigations have been joined for discovery purposes and the Company amended its complaint to add additional parties including Mr. Fishman's and Mr. Adie's spouses. Mr. and Mrs. Fishman each made motions to dismiss which were granted in part and denied in part. The principal claims of fraud, breach of fiduciary and commercial bribery remain. In addition, the Court has granted the Company leave to pursue summary judgment against Mr. Fishman and further set a preliminary discovery schedule which will not be stayed during the pendency of the Company's motion. The motions were granted to limit the claims as against Mrs. Fishman to unjust enrichment for monies she has received from Mr. Adie or his entities and as against Mr. Fishman to dismiss certain claims including the RICO claims.

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



                          One Liberty Properties, Inc.
                                  (Registrant)




November 7, 2006                    /s/ Patrick J. Callan, Jr.
----------------                    ---------------------------------
Date                                Patrick J. Callan, Jr.
                                    President
                                    (authorized officer)



November 7, 2006                    /s/ David W. Kalish
----------------                    -------------------------------
Date                                David W. Kalish
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (principal financial officer)

                                  EXHIBIT 31.1
                                  CERTIFICATION

   I, Fredric H. Gould, Chairman of the Board and Chief Executive Officer of One Liberty Properties, Inc. certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 of One Liberty Properties, Inc.

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


   Date:   November 7, 2006
                                      /s/ Fredric H. Gould
                                      --------------------
                                      Fredric H. Gould
                                      Chairman of the Board and
                                      Chief Executive Officer

                                  EXHIBIT 31.2
                                  CERTIFICATION

   I, Patrick J. Callan, Jr., President of One Liberty Properties, Inc. certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 of One Liberty Properties, Inc.

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


   Date:   November 7, 2006
                                 /s/ Patrick J. Callan, Jr.
                                 --------------------------
                                 Patrick J. Callan, Jr.
                                 President

                                  EXHIBIT 31.3
                                  CERTIFICATION

 I, David W. Kalish, Senior Vice President and Chief Financial Officer of One Liberty Properties, Inc. certify that:

   1. I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 of One Liberty Properties, Inc.

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

Date:   November 7, 2006
                                /s/ David W. Kalish
                                ------------------------
                                David W. Kalish
                                Senior Vice President
                                and Chief Financial Officer

                                  EXHIBIT 32.1

       CERTIFICATION OF CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

                           PURSUANT TO 18 U.S.C. 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, Fredric H. Gould, Chairman of the Board and Chief Executive Officer of One Liberty Properties, Inc., (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   November 7, 2006   /s/ Fredric H. Gould
                           -----------------------
                           Fredric H. Gould
                           Chairman of the Board and Chief Executive Officer

                                  EXHIBIT 32.2

                           CERTIFICATION OF PRESIDENT

                           PURSUANT TO 18 U.S.C. 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, Patrick J. Callan, Jr., President of One Liberty Properties, Inc. (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   November 7, 2006    /s/ Patrick J. Callan, Jr.
                            ----------------------------
                            Patrick J. Callan, Jr.
                            President

                                  EXHIBIT 32.3

       CERTIFICATION OF SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                           PURSUANT TO 18 U.S.C. 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, David W. Kalish, Senior Vice President and Chief Financial Officer of One Liberty Properties, Inc. (the "Registrant"), does hereby certify, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   November 7, 2006            /s/ David W. Kalish
                                    -------------------------
                                    David W. Kalish
                                    Senior Vice President
                                    and Chief Financial Officer