Form 10-K
period 2006-12-31
ONE LIBERTY PROPERTIES INC
filed 2007-03-15
CIK 712770

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

                   For the fiscal year ended December 31, 2006
                                       Or
              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        Commission File Number 001-09279

                          ONE LIBERTY PROPERTIES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

             MARYLAND                                      13-3147497
             --------------------------------------------------------
             (State or other jurisdiction of         (I.R.S. employer
              incorporation or organization)    identification number)

                 60 Cutter Mill Road, Great Neck, New York 11021
                 -----------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Yes   X        No   ___
    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check One):

Large Accelerated Filer __   Accelerated Filer  X     Non-Accelerated Filer __


         Indicate by check mark whether registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).

Yes             No      X
    ------             ----

         As of June 30, 2006 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of all common equity held by non-affiliates of the registrant, computed by reference to the price at which common equity was last sold on said date, was approximately $148.8 million.

         As of March 10, 2007, the registrant had 10,034,576 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the annual meeting of stockholders of One Liberty Properties, Inc., to be filed pursuant to Regulation 14A not later than April 30, 2007, are incorporated by reference into Part III of this Form 10-K.

                                   PART I
Item 1.  Business

General

        We are a self-administered and self-managed real estate investment trust, also known as a REIT. We were incorporated under the laws of the State of Maryland on December 20, 1982. We acquire, own and manage a geographically diversified portfolio of retail, industrial, office, health and fitness and other properties, a substantial portion of which are under long-term leases. Substantially all of our leases are "net leases," under which the tenant is typically responsible for real estate taxes, insurance and ordinary maintenance and repairs. As of December 31, 2006, we owned sixty-six properties, including a 50% tenancy in common interest in one property, and participated in seven joint ventures that own six properties (including two vacant properties held for sale). Our properties and the properties owned by our joint ventures are located in twenty-eight states and have an aggregate of approximately 5.9 million square feet of space (including approximately 106,000 square feet of space at the property in which we own a tenancy in common interest and approximately 1.6 million square feet of space at properties owned by the joint ventures in which we participate).

        Under the terms of our current leases, our 2007 contractual rental income (rental income that is payable to us in 2007 under leases existing at December 31, 2006) will be approximately $36 million, including approximately $1.2 million of rental income payable on our tenancy in common interest. In 2007, we expect that our share of the rental income payable to our seven joint ventures will be approximately $1.4 million, without taking into consideration any rent that we would receive if the two vacant properties owned by our joint ventures are rented. On December 31, 2006, the occupancy rate of properties owned by us was 100% based on square footage (including the property in which we own a tenancy in common interest) and the occupancy rate of properties owned by our joint ventures was 98.9% based on square footage (exclusive of vacant land owned by one of our joint ventures). The weighted average remaining term of the leases in our portfolio, including our tenancy in common interest, is 10.8 years and 12.3 years for the leases at properties owned by our joint ventures.

Acquisition Strategies

         We seek to acquire properties throughout the United States that have locations, demographics and other investment attributes that we believe to be attractive. We believe that long-term leases provide a predictable income stream over the term of the lease, making fluctuations in market rental rates and in real estate values less significant to achieving our overall investment objectives. Our goal is to acquire properties that are subject to long-term net leases that include periodic contractual rental increases. Periodic contractual rental increases provide reliable increases in future rent payments, while rent increases based on the consumer price index provide protection against inflation. Long-term leases also make it easier for us to obtain longer-term, fixed-rate mortgage financing with principal amortization, thereby moderating the interest rate risk associated with financing or refinancing our property portfolio by reducing the outstanding principal balance over time. Although we regard long-term leases as an important element of our acquisition strategy, we may acquire a property that is subject to a short-term lease where we believe the property represents a good opportunity for recurring income and residual value.

         Generally, we intend to hold the properties we acquire for an extended period of time. Our investment criteria are intended to identify properties from which increased asset value and overall return can be realized from an extended period of ownership. Although our investment criteria favor an extended period of ownership of our properties, we may dispose of a property following a lease termination or expiration or even during the term of a lease (i) if we regard the disposition of the property as an opportunity to realize the overall value of the property sooner or (ii) to avoid future risks by achieving a determinable return from the property. In 2006, favorable market conditions provided us with the opportunity to realize the overall value of our movie theater portfolio sooner than anticipated and accordingly we sold one movie theater property and two of our movie theater joint ventures sold nine movie theater properties.

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

o Long-term leases. The properties acquired are generally subject to long-term leases. Excluding leases relating to properties owned by our joint ventures, leases representing approximately 84% of our 2007 contractual rental income expire after 2012, and leases representing approximately 55% of our 2007 contractural rental income expire after 2016; and

o Scheduled rent increases. Leases representing approximately 93% of our 2007 contractual rental income provide for either scheduled rent increases or periodic contractual rent increases based on the consumer price index. None of the leases on properties owned by our joint ventures provide for scheduled rent increases.

Our Tenants

         The following table sets forth information about the diversification of our tenants (excluding tenants of our joint ventures) by industry sector as of December 31, 2006:


                                                                                                            Percentage of
Type of                           Number of           Number of            2007 Contractual                2007 Contractual
Property                           Tenants           Properties            Rental Income (1)                 Rental Income
--------                          --------           ----------           -----------------                  -------------

Retail - various (2)                  33                  33                 $11,727,402                         32.5%
Retail - furniture (3)                 5                  15                   7,295,933                         20.2
Industrial                             8                   8                   6,923,408                         19.2
Office (4)                             3                   3                   4,157,444                         11.5
Flex                                   3                   2                   2,454,855                          6.8
Health & fitness                       3                   3                   1,640,441                          4.6
Movie theater (5)                      1                   1                   1,242,019                          3.4
Residential                            1                   1                     650,000                          1.8
                                --------            --------                 -----------                      -------
                                      57                  66                 $36,091,502                        100.0%
                                ========            ========                 ===========                      =======


(1) 2007 contractual rental income includes rental income that is payable to us during 2007 for properties owned by us at December 31, 2006, including rental income payable on our tenancy in common interest.

(2) Twenty-one of the retail properties are net leased to single tenants. Four properties are net leased to a total of 11 separate tenants pursuant to separate leases and 8 properties are net leased to one tenant pursuant to a master lease.

(3) Eleven properties are net leased to Haverty Furniture Companies, Inc. pursuant to a master lease covering all locations and four of the properties are net leased to single tenants.

(4)    Includes a property in which we own a 50% tenancy in common interest.

(5) We are the ground lessee of this property under a long-term lease and net lease the movie theater to an operator.

         Although the main focus of our analysis is the intrinsic value of a property, we seek to acquire properties that we believe will provide attractive current returns from leases with tenants that operate profitably, even if our tenants are typically not rated or are rated below investment grade. We will acquire a property if we believe that the quality of the underlying real estate mitigates the risk that may be associated with any default by the tenant. Most of our retail tenants operate on a national basis and include, among others, Barnes & Noble, Inc., Walgreen Co., The Sports Authority, Inc., Best Buy Co., Inc., TGI Friday's Inc., Party City Corporation, Circuit City Stores, Inc., Petco Animal Supplies, Inc. and CarMax Auto Superstores, Inc., and some of our tenants operate on a regional basis, including Haverty's Furniture Companies, Inc.

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

       Our typical lease provides for contractual rent increases periodically throughout the term of the lease. Some of our leases provide for rent increases pursuant to a formula based on the consumer price index. While some of our leases also provide for minimum rents supplemented by additional payments based on sales derived from the property subject to the lease, such additional payments were not a material part of our 2006 rental revenues and are not expected to be a material part of our 2007 rental revenues.

       Our policy has been to acquire properties that are subject to existing long-term leases or to enter into long-term leases with our tenants. Our leases generally provide the tenant with one or more renewal options.

       The following table sets forth scheduled lease expirations of leases for our properties (excluding joint venture properties) as of December 31, 2006:


                                                                                                    % of 2007 Contractual
                                             Approximate Square          2007 Contractual                Rental Income
Year of Lease               Number of          Feet Subject to          Rental Income Under             Represented by
Expiration (1)(2)        Expiring Leases       Expiring Leases           Expiring Leases (3)            Expiring Leases
----------               ---------------       ---------------           ---------------                ---------------

2007                            2                    19,000                $    359,604                        1.0
2008                            3                   520,272                   1,858,129                        5.1
2009                            3                   200,468                     928,177                        2.6
2010                            3                    19,038                     349,825                        1.0
2011                            4                   208,428                   2,080,129                        5.7
2012                            -                         -                           -                          -
2013                            5                   106,996                   1,583,263                        4.4
2014                           14                   700,200                   5,698,432                       15.8
2015                            4                   150,795                   1,765,765                        4.9
2016 and
    thereafter                 19                 2,407,259                  21,468,178                       59.5
                          -------                 ---------                 -----------                       ----

                               57                 4,332,456                 $36,091,502                      100.0%
                          =======                 =========                 ===========                      =====

             ----------------
(1)  Lease expirations assume tenants do not exercise existing renewal options.
(2)  Includes a property in which we have a tenancy in common interest.
(3) 2007 contractual rental income includes rental income that is payable to us during 2007 under existing leases on properties we owned at December 31, 2006 (including rental income payable on our tenancy in common interest).

Financing, Re-Renting and Disposition of Our Properties

       Under our governing documents, there is no limit on the level of debt that we may incur. Our credit facility is provided by VNB New York Corp., Bank Leumi, USA, Manufacturers and Traders Trust Company and Israel Discount Bank of New York and is a full recourse obligation. The credit facility limits total indebtedness that we may incur to an amount equal to approximately 70% of the value (as defined) of our properties, among other limitations in the credit facility on our ability to incur additional indebtedness. We borrow funds on a secured and unsecured basis and intend to continue to do so in the future. We mortgage specific properties on a non-recourse basis (subject to standard carve-outs) to enhance the return on our investment in a specific property. The proceeds of mortgage loans and amounts drawn on our credit line may be used for property acquisitions, investments in joint ventures or other entities that own real property, to reduce bank debt and for working capital purposes.

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

Our Joint Ventures

         As of December 31, 2006, we are a joint venture partner in seven joint ventures that own a total of six properties (including two vacant properties held for sale, one of which was sold March 2007) and have an aggregate of approximately 1.6 million square feet of space. We own a 50% equity interest in six of our joint ventures and a 36% equity interest in one joint venture. At December 31, 2006 our investment in unconsolidated joint ventures was approximately $7 million.

We are designated as "managing member" or "manager" under the operating agreements of five of our seven joint ventures. We are a joint venture partner in two movie theater joint ventures, each with the same joint venture partner. One of our movie theater joint ventures sold all five of its movie theater properties in October 2006 for a sale price of $91.3 million and realized a gain of $35.2 million on the sale, after the payment of closing expenses and brokerage fees. In connection with this sale, the joint venture paid $4.9 million in prepayment premiums to its mortgage lender, which is reflected as interest expense in the joint venture's financial statements in accordance with generally accepted accounting principles and is not netted against the gain on sale. This movie theater joint venture does not currently own any real property. The second movie theater joint venture sold one movie theater property in September 2006 for $16 million and three movie theater properties in October 2006 for $45.3 million, and realized an aggregate gain of $20.5 million on the sales, after the payment of closing expenses and brokerage fees. In connection with these sales, the joint venture paid $5.6 million in prepayment premiums to its mortgage lenders, which is reflected as interest expense in the joint venture's financial statements in accordance with generally accepted accounting principles and not netted against the gain on sale. As a result of these property sales, the second movie theater joint venture owned one property at December 31, 2006, a vacant .26 of an acre of land located in Monroe, New York. This property has been written down on the joint venture's books to $40,000 and on March 14, 2007 was sold by the joint venture for an aggregate purchase price of $1.25 million.

         Each of the other five joint ventures in which we participate as a joint venture partner owns one property, three of which are retail properties and two of which are industrial properties. One of the retail properties, which contains 17,108 square feet of rental space, has been vacant since February 2004 and we cannot at this time project when a new lease will be consummated or whether the joint venture will be able to consummate an advantageous sale of the property. The joint venture has recorded a provision for valuation adjustment of $960,000, of which our share is $480,000, based on an evaluation of market conditions in the area in which the property is located.

         Based on existing leases, we anticipate that our share of rental income payable to our joint ventures in 2007 will be approximately $1.4 million. The leases for two properties (each of which is owned by one of our joint ventures) that are expected to contribute 81% of the aggregate projected rental income payable to all of our joint ventures in 2007, will expire in 2021 and 2022, respectively.

Other Types of Investments

       From time to time we have invested, on a limited basis, in publicly traded shares of other REITs, and we may make such investments on a limited basis in the future. We also may invest, on a limited basis, in the shares of entities not involved in real estate investments, provided that no such investment adversely affects our ability to qualify as a REIT under the Internal Revenue Code of 1986, as amended. We do not have any plans to invest in or to originate loans to other persons, whether or not secured by real property. Although we have not done so in the past, we may issue our securities in exchange for properties that fit our investment criteria. We have not previously invested in the securities of another entity for the purpose of exercising control over it and we do not have any present plans to invest in the securities of another entity for such purpose.

Competition

       We face competition for the acquisition of net leased properties from a variety of investors including domestic and foreign corporations and real estate companies, 1031 exchange buyers, financial institutions, insurance companies, pension funds, investment funds, other REITs and individuals, some of which have significant advantages over us, including a larger, more diverse group of properties and greater financial and other resources than we have. We have recently experienced increased competition for the acquisition of net leased properties. We believe that our management's experience in real estate, mortgage lending, credit underwriting and transaction structuring allows us to compete effectively for properties.

Our Structure

         In 2006, Patrick J. Callan, Jr., our president, Lawrence G. Ricketts, Jr., our executive vice president, and three other employees devoted substantially all of their business time to our company. Our other executive, administrative, legal, accounting and clerical personnel shared their services on a part-time basis with us and other affiliated entities that share our executive offices pursuant to a shared services agreement between several affiliated entities including, among others, Gould Investors L.P., a limited partnership involved in the ownership and operation of a diversified portfolio of real estate, which owned 8% of our common stock at December 31, 2006, and BRT Realty Trust, a publicly-traded mortgage lending REIT.

         In 2006, pursuant to the shared services agreement, we reimbursed $1.3 million to Gould Investors L.P. for services performed by personnel that shared their services with us on a part-time basis and for expenses for the shared facilities and other resources. The allocation of expenses for the shared facilities, personnel and other resources was computed in accordance with the shared services agreement and was based on the estimated time devoted by executive, administrative, legal, accounting and clerical personnel to the affairs of each entity that is a party to the shared services agreement. Additionally, pursuant to certain management agreements between us and certain affiliated entities, we also paid an aggregate of $308,000 to affiliated entities for property management services, property sales and property leasing services, and mortgage brokerage services.

         Effective as of January 1, 2007, we entered into a compensation and services agreement with Majestic Property Management Corp., a company wholly-owned by our chairman and chief executive officer and in which certain of our executive officers are officers and from which they receive compensation. Under the terms of the agreement, Majestic assumed our obligations to make payments to Gould Investors L.P. (and other affiliated entities) under the shared services agreement and agreed to provide to us the services of all affiliated executive, administrative, legal, accounting and clerical personnel that we have heretofore utilized on a part-time (as needed) basis and for which we had paid, as a reimbursement, an allocated portion of the payroll expenses of such personnel in accordance with the shared services agreement. Since Majestic and its affiliates will arrange for such personnel for us, we will no longer incur any allocated payroll expenses. Under the terms of the agreement, Majestic (or its affiliates) will continue to provide to us customary property management services, property acquisition, sales and leasing counseling services and mortgage brokerage services that it has provided to us in the past, and we will not incur any fees or expenses for such services except for the annual fees described below. As consideration for providing to us the services of such personnel and property management services (including construction supervisory services), property acquisition, sales and leasing counseling services and mortgage brokerage services, we will pay Majestic an annual fee of $2,125,000 in 2007, in equal monthly installments. Majestic will credit against the fee payments due to it under the agreement any management or other fees received by it from any joint venture in which we are a joint venture partner (exclusive of fees paid by the tenant in common on a property located in Los Angeles, California). In addition, the agreement provides for us to pay compensation to our chairman of $250,000 per annum, an increase from $50,000. We also agreed to make an additional payment to Majestic of $175,000 in 2007 for our share of all direct office expenses, such as rent, telephone, postage, computer services, internet usage, etc., previously allocated to us under the shared services agreement. The annual payments we make to Majestic will be negotiated each year by us and Majestic, and will be approved by our Audit Committee and our independent directors. The annual payments will be based upon the prior years' experience and a budget prepared by Majestic.

         We believe that the agreement entered into by us with Majestic Property Management Corp. will continue to allow our company to benefit from access to, and from the services of, a group of senior executives with significant knowledge and experience in the real estate industry and our company and its activities. If not for the shared services agreement, as superseded by the new agreement, we believe that a company of our size would not have access to the skills and expertise of these executives at the cost that we have incurred and will incur in the future. For a description of the background of our management, please see the information under the heading "Executive Officers" in Part I of this Annual Report.

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

       On the Corporate Governance page of our web site, we post the following charters and guidelines: Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Corporate Governance Guidelines and Code of Business Conduct and Ethics, as amended and restated. All such charters and guidelines on our Corporate Governance Web page are available to be viewed free of charge.

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

Forward-Looking Statements

         This Annual Report on Form 10-K, together with other statements and information publicly disseminated by One Liberty Properties, Inc., contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions or variations thereof. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to:

o        general economic and business conditions;
o        general and local real estate conditions;
o the financial condition of our tenants and the performance of their lease
o        obligations;
o changes in governmental laws and regulations relating to real estate and related investments; o the level and volatility of interest rates;
o        competition in our industry;
o        accessibility of debt and equity capital markets;
o        the availability of and costs associated with sources of liquidity; and
o the other risks described under "Risks Related to Our Company" and "Risks Related to the REIT Industry."

         Any or all of our forward-looking statements in this report, in our Annual Report to Stockholders and in any other public statements we make may turn out to be incorrect. Actual results may differ from our forward looking statements because of inaccurate assumptions we might make or because of the occurrence of known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed and you are cautioned not to place undue reliance on these forward-looking statements. Actual future results may vary materially.

         Except as may be required under the United States federal securities laws, we undertake no obligation to publicly update our forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports that are filed with or furnished to the Securities and Exchange Commission.

       Set forth below is a detailed discussion of certain risks affecting our business. The categorization of risks set forth below is meant to help you better understand the risks facing our business and is not intended to limit your consideration of the possible effects of these risks to the listed categories. Any adverse effects arising from the realization of any of the risks discussed including our financial condition and results of operation may, and likely will, adversely affect many aspects of our business.

Item 1A.  Risk Factors.
          ------------

         In addition to the other information contained or incorporated by reference in this Form 10-K, readers should carefully consider the following risk factors:

Risks Related to Our Business

The financial failure of our tenants would likely cause significant reductions in our revenues, our equity in earnings of unconsolidated joint ventures and in the value of our real estate portfolio.

       Based on 2007 contractual rental income, 88% of our rental revenues are generated from properties which are leased to single tenants. Accordingly, the financial failure or other default of a tenant in non-payment of rent or property related expenses or the termination of a lease could cause a significant reduction in our revenues. Additionally, approximately 51.4% of our rental revenues (excluding rental revenues from our joint ventures) for the year ended December 31, 2006 was derived from retail tenants and approximately 52.7% of our 2007 contractual rental income will be derived from retail tenants, including 20.2% from our tenants engaged in retail furniture operations. Weakening economic conditions (nationally and/or locally) could result in the financial failure, or other default, of a significant number of our tenants and the tenants of our joint ventures. In the event of a default by a tenant, we may experience delays in enforcing our rights as landlord and sustain a loss of revenues and incur substantial costs in protecting our investment. We may also face liabilities arising from the tenant's actions or omissions that would reduce our revenues and the value of our portfolio. Also, if we are unable to re-rent a property when an existing lease terminates, we receive no revenues from such property and are required to pay taxes, insurance and other operating expenses during the vacancy period, and could as a result experience a decline in the value of the property.

A significant portion of our 2006 revenues and our 2007 contractual rental income is derived from five tenants. The default, financial distress or failure of any of these tenants could significantly reduce our revenues.

       Haverty's Furniture Companies, Inc., Nutritional Products, Inc., New Flyer of America, Inc. and L-3 Communications Corp., accounted for approximately 10.7%, 6.2%, 5.4% and 5.2%, respectively, of our rental revenues (excluding rental revenues from our joint ventures) for the year ended December 31, 2006 and account for 11.5%, 5.2%, 4.2%, and 4.8%, respectively, of our 2007 contractual rental income. Ferguson Enterprises, Inc., a tenant at a property we acquired in December 2006, accounts for 5.3% of our 2007 contractual rental income. The default, financial distress or bankruptcy of any of these tenants could cause interruptions in the receipt or the loss of a significant amount of rental revenues and result in the vacancy of the property or properties occupied by the defaulting tenant, which would significantly reduce our rental revenues and net income until the re-rental of the property or properties, and could decrease the ultimate sale value of the property.

The inability to repay our indebtedness could reduce cash available for distributions and cause losses.

       As of December 31, 2006, we had outstanding approximately $228 million in long-term mortgage and loan indebtedness, all of which is non-recourse (subject to standard carve-outs). As of December 31, 2006, our ratio of mortgage and loan debt to total assets was approximately 54%. In addition, as of December 31, 2006, our joint ventures had approximately $19 million in total long-term mortgage indebtedness (all of which is non-recourse subject to standard carve-outs). The risks associated with our debt and the debt of our joint ventures include the risk that cash flow for the properties securing the mortgage indebtedness will be insufficient to meet required payments of principal and interest. Further, if a property or properties are mortgaged to collateralize payment of indebtedness and we or any of our joint ventures are unable to make mortgage payments on the secured indebtedness, the lender could foreclose upon the property or properties resulting in a loss of revenues to us and a decline in the value of our portfolio. Even with respect to our non-recourse indebtedness, the lender may have the right to recover deficiencies from us under certain circumstances, which could result in a reduction in the amount of cash available to us to meet expenses and to make distributions to our stockholders and in a deterioration of our financial condition.

If we are unable to refinance our borrowings at maturity at favorable rates or otherwise raise funds, our net income may decline or we may be forced to sell properties on disadvantageous terms, which would result in the loss of revenues and in a decline in the value of our portfolio.

         Only a small portion of the principal of our mortgage indebtedness and the mortgage indebtedness of our joint ventures will be repaid prior to maturity. Neither we nor our joint ventures plan to retain sufficient cash to repay such indebtedness at maturity. Accordingly, in order to meet these obligations, we will have to use funds available under our credit line, if any, to refinance debt or seek to raise funds through the financing of unencumbered properties, sale of properties or the issuance of additional equity. Between January 2007 and December 31, 2011, we will need to refinance an aggregate of approximately $39.4 million of maturing debt, of which approximately $3.8 will have to be refinanced in 2007 and approximately $4.2 million will have to be refinanced in 2008. Our joint ventures do not have maturing mortgage debt until 2015. We can not provide any assurance that we (or our joint ventures) will be able to refinance this debt or arrange additional debt financing on unencumbered properties on terms as favorable as the terms of existing indebtedness, or at all. If interest rates or other factors at the time of refinancing result in interest rates higher than the interest rates currently being paid, our interest expense would increase, which would adversely affect our net income, financial condition and the amount of cash available for distribution to stockholders. If we (or our joint ventures) are not successful in refinancing existing indebtedness or financing unencumbered properties, selling properties on favorable terms or raising additional equity, our cash flow (or the cash flow of a joint venture) will not be sufficient to repay all maturing debt when payments become due, and we (or a joint venture) may be forced to dispose of properties on disadvantageous terms, which would result in the loss of revenues and in a decline in the value of our portfolio.

         As of December 31, 2006 and March 1, 2007, we had no balance outstanding under our revolving credit facility. Our credit facility expires on March 31, 2007. We are in the process of amending our credit facility with our lending syndicate which will extend its maturity date from March 31, 2007 to March 31, 2010 and will reduce the interest rate from its current rate to the lower of LIBOR plus 2.15% or the bank's prime rate. All other material terms and conditions of current credit facility will remain the same. In the event the extension is not consummated, we will endeavor to secure a new credit facility. If we are able to secure a new credit facility (of which there is no assurance), it may be on terms less favorable than our current credit facility.


Increased borrowings could result in increased risk of default on our repayment obligations and increased debt service requirements.

       Our governing documents do not contain any limitation on the amount of indebtedness we may incur. However, the terms of our credit facility with VNB New York Corp., Bank Leumi, USA, Manufacturers and Traders Trust Company and Israel Discount Bank of New York limit the total indebtedness that we may incur to an amount equal to approximately 70% of the value (as defined in the credit agreement) of our properties, in addition to other limitations in the credit facility on our ability to incur additional indebtedness. Increased leverage could result in increased risk of default on our payment obligations related to borrowings and in an increase in debt service requirements, which could reduce our net income and the amount of cash available to meet expenses and to make distributions to our stockholders.

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

       We are subject to the general risks of investing in real estate. These include adverse changes in economic conditions and local conditions such as changing demographics, retailing trends and traffic patterns, declines in the rental rates, changes in the supply and price of quality properties and the market supply and demand of competing properties, the impact of environmental laws, security concerns, prepayment penalties applicable under mortgage financings, changes in tax, zoning, building code, fire safety and other laws and regulations, the type of insurance coverages available in the market, and changes in the type, capacity and sophistication of building systems. In particular, approximately 52.7% of our 2007 contractual rental income will come from retail tenants and is therefore vulnerable to any economic decline that negatively impacts the retail sector of the economy. Any of these conditions could have an adverse effect on our results of operations, liquidity and financial condition.

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

       We do not have specific limitations on the total percentage of our real estate properties that may be located in any one geographic area. Consequently, properties that we own may be located in the same or a limited number of geographic regions. Approximately 35% of our rental income (excluding our share of the rental income from our joint ventures) for the year ended December 31, 2006 were, and approximately 32% of our 2007 contractual rental income will be, derived from properties located in Texas and New York. As a result, a decline in the economic conditions in these geographic regions, or in geographic regions where our properties may be concentrated in the future, may have an adverse effect on the rental and occupancy rates for, and the property values of, these properties, which could lead to a reduction in our rental income and in the results of operations.

Our inability to control our joint ventures or our tenancy in common arrangement could result in diversion of time and effort by our management and the inability to achieve the goals of the joint venture or the tenancy in common arrangement.

       We presently are a venturer in seven joint ventures which own six properties and we own 50% of another property as tenant in common with a group of investors pursuant to a tenancy in common agreement. At December 31, 2006, our investment in unconsolidated joint ventures was approximately $7 million and the tenancy in common interest represents a net investment of approximately $531,000 by us. These investments may involve risks not otherwise present in investments made solely by us, including that our co-investors may have different interests or goals than we do, or that our co-investors may not be able or willing to take an action that we desire. Disagreements with or among our co-investors could result in substantial diversion of time and effort by our management team and the inability of the joint venture or the tenancy in common to successfully operate, finance, lease or sell properties as intended by our joint venture agreements or tenancy in common agreement. In addition, we may invest a significant amount of our funds into joint ventures which ultimately may not be profitable as a result of disagreements with or among our co-investors.

Competition in the real estate business is intense and could reduce our revenues and harm our business.

       We compete for real estate investments with all types of investors, including domestic and foreign corporations and real estate companies, 1031 exchange buyers, financial institutions, insurance companies, pension funds, investment funds, other REITs and individuals. Many of these competitors have significant advantages over us, including a larger, more diverse group of properties and greater financial and other resources. We have recently experienced increased competition for the acquisition of net leased properties. Our failure to compete successfully with these competitors could result in our inability to identify and acquire valuable properties and to achieve our growth objectives.

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

         We depend on the services of Fredric H. Gould, chairman of our board of directors and chief executive officer, Patrick J. Callan, Jr., our president, Lawrence G. Ricketts, Jr., our executive vice president, and other members of our senior management to carry out our business and investment strategies. Only two of our senior officers, Messrs. Callan and Ricketts, devote substantially all of their business time to our company. The remainder of our senior management provide services to us on a part-time, as needed basis. As we expand, we will continue to need to attract and retain qualified senior management and other key personnel, both on a full-time and part-time basis. The loss of the services of any of our senior management or other key personnel, or our inability to recruit and retain qualified personnel in the future, could impair our ability to carry out our business and investment strategies. We do not carry key man life insurance on members of our senior management.


Our transactions with affiliated entities involve conflicts of interest.

       We have entered into a number of transactions with persons and entities affiliated with us and with certain of our officers and directors. In particular, during the year ended December 31, 2006, Majestic Property Management Corp., a company owned by Mr. Gould and in which certain of our executive officers are officers and from which they receive compensation, received from our joint ventures an aggregate of approximately $1.3 million as a commission in connection with the sale for an aggregate consideration of $136.7 million of eight movie theater properties owned by two of our joint ventures and $105,000 for management fees and construction supervisory fees. In addition, in 2006 we paid Majestic Property Management Corp. approximately $308,000 for mortgage brokerage fees, sales commissions, management fees and construction supervisory fees. Our policy is (i) to receive terms in transactions with affiliates that are at least as favorable to us as similar transactions we would enter into with unaffiliated persons and (ii) to have these transactions approved by our Audit Committee and by a majority of our board of directors, including a majority of our independent directors. Effective January 1, 2007, we entered into a compensation and services agreement with Majestic Property Management Corp. which provides for a continuation of the services we previously received under the shared services agreement, including executive, administrative, legal, accounting and clerical personnel, and customary property management services, property acquisition, sales and leasing counseling services and mortgage brokerage services and the elimination of any allocated expenses to us. In consideration thereof, we will pay an annual fee to Majestic Property Management Corp. In addition, the agreement provides for us to pay additional compensation to our chairman and for us to make a payment to Majestic for our share of all direct office expenses such as rent, telephone, postage, computer services, internet usage, etc. previously allocated to us under the shared services agreement. Any transactions with affiliated entities raise the potential that we may not receive terms as favorable as those that we would receive if the transactions were entered into with unaffiliated entities or that our executive officers might otherwise seek benefits for affiliated entities at our expense.

An SEC investigation involving us has resulted in significant costs to us, may result in future costs to us and could adversely affect us.

         As previously disclosed in our public filings, we are currently the subject of a formal order of investigation by the SEC, pursuant to which the SEC served a subpoena on us requesting that we produce certain documents. Based upon the items requested in the subpoena and the examination by the SEC of one of our executive officers, we believe that the matters being investigated by the SEC focus on the (i) improper payments received by Jeffrey Fishman, our former president and chief executive officer, (ii) related party transactions between us and entities affiliated with us and with certain of our executive officers and directors, and (iii) compensation paid to certain of our executives by those affiliated entities.

         Our Audit Committee has conducted an investigation concerning these issues. Both we and the Audit Committee have fully cooperated and intend to continue to fully cooperate with the SEC investigation. However, there can be no assurance that the SEC will not take any action that could adversely affect us as a result of the matters investigated by it and by the Audit Committee. We have incurred significant legal fees in connection with the on-going SEC investigation and the substantially completed Audit Committee investigation, and could incur significant legal fees in the future in connection with the SEC investigation. Moreover, members of our senior management have devoted in the past and may need to devote a significant amount of time in the future to these matters, which could have the effect of reducing the time that they have to devote to the operation of our business.

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

       In order to qualify as a REIT for Federal income tax purposes, we must continually satisfy tests concerning, among other things, our sources of income, the amounts we distribute to our stockholders and the ownership of our stock. We may also be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Accordingly, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

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

Item 1B.   Unresolved Staff Comments.
           -------------------------
             None.


                               EXECUTIVE OFFICERS

The following sets forth information with respect to our executive officers:

       NAME                        AGE             POSITION WITH THE COMPANY
       ----                        ---             -------------------------

Fredric H. Gould*                   71            Chairman of the Board and
                                                  Chief Executive Officer

Patrick J. Callan, Jr.              44            President and Director

Jeffrey A. Gould*                   41            Senior Vice President and
                                                  Director

Matthew J. Gould*                   47            Senior Vice President and
                                                  Director

David W. Kalish                     60            Senior Vice President and
                                                  Chief Financial Officer

Israel Rosenzweig                   59            Senior Vice President

Simeon Brinberg**                   73            Senior Vice President

Mark H. Lundy**                     44            Senior Vice President and
                                                  Secretary

Lawrence G. Ricketts, Jr.           30            Executive Vice President

Karen Dunleavy                      48            Vice President, Financial
                                                  and Treasurer


*  Matthew J. Gould and Jeffrey A. Gould are Fredric H. Gould's sons.

** Mark H. Lundy is Simeon Brinberg's son-in-law.

Fredric H. Gould. Mr. Gould has served as Chairman of the Board of One Liberty Properties since 1989 and as Chief Executive Officer from December 1999 to December 2001, and from July 2005 to the present. He also served as our President from July 2005 to December 2005. Mr. Gould has served as Chairman of the Board of Trustees of BRT Realty Trust, a real estate investment trust that focuses on mortgage lending, since 1984 and Chief Executive Officer of BRT Realty Trust from 1996 to December 2001. Since 1985, Mr. Gould has been an executive officer (currently Chairman of the Board) of the managing general partner of Gould Investors L.P., a limited partnership primarily engaged in the ownership and operation of real properties, and he serves as sole member of a limited liability company which is the other general partner of Gould Investors L.P. Mr. Gould is President of the advisor to BRT Realty Trust and a director of EastGroup Properties, Inc., a New York Stock Exchange listed real estate investment trust that focuses on ownership of industrial properties in major sunbelt markets throughout the United States.

Patrick J. Callan, Jr. Mr. Callan has been President of One Liberty Properties since January 2006 and a Director since June 2002. Mr. Callan was Senior Vice President of First Washington Realty, Inc. from March 2004 to December 2005, and Vice President of Real Estate for Kimco Realty Corporation, a real estate investment trust, from May 1998 to March 2004.

Jeffrey A. Gould. Mr. Gould has been a Vice President of One Liberty Properties since 1989 and a Senior Vice President and Director since December 1999. He was President and Chief Operating Officer of BRT Realty Trust from March 1996 to December 2001 and has been President and Chief Executive Officer of BRT Realty Trust since January 2002. Mr. Gould has served as a Trustee of BRT Realty Trust since March 1997. He has also served as a Senior Vice President of the managing general partner of Gould Investors L.P. since 1996.

Matthew J. Gould. Mr. Gould served as President and Chief Executive Officer of One Liberty Properties from 1989 to December 1999 and became a Senior Vice President and Director of One Liberty Properties in December 1999. He has served as President of the managing general partner of Gould Investors L.P. since 1996. He has been a Vice President of BRT Realty Trust since 1986, has served as a Trustee of BRT Realty Trust from March 2001 to March 2004 and since June 2004 and serves as a Vice President of the advisor to BRT Realty Trust.

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

Simeon Brinberg. Mr. Brinberg has served as a Senior Vice President of One Liberty Properties since 1989. He has been Secretary of BRT Realty Trust since 1983, a Senior Vice President of BRT Realty Trust since 1988 and a Vice President of the managing general partner of Gould Investors L.P. since 1988. Mr. Brinberg, is an attorney-at-law and a member of the bar of the State of New York.

Mark H. Lundy. Mr. Lundy has served as the Secretary of One Liberty Properties since June 1993 and a Vice President since June 2000 (Senior Vice President since June 2006). Mr. Lundy has been a Vice President of BRT Realty Trust since April 1993 (Senior Vice President since March 2005) and a Vice President of the managing general partner of Gould Investors L.P. since July 1990. He is an attorney-at-law and a member of the bars of New York and the District of Columbia.

Lawrence G. Ricketts, Jr. Mr. Ricketts has been an Vice President of One Liberty Properties since December 1999 (Executive Vice President since June
2006), and has been employed by One Liberty Properties, Inc. since January 1999.

Karen Dunleavy. Ms. Dunleavy has been Vice President, Financial of One Liberty Properties since August 1994 and Treasurer since June 2006. She has served as Treasurer of the managing general partner of Gould Investors L.P. since 1986. Ms. Dunleavy is a certified public accountant.

Item 2.      Properties.

       As of December 31, 2006, we owned 66 properties, including a 50% tenancy in common interest in one property, and participated in seven joint ventures that owned a total of six properties (including two vacant properties held for sale). The properties owned by us and our joint ventures are suitable and adequate for their current uses. The tables below set forth information as of December 31, 2006 concerning each property which we own and in which we currently own an equity interest. We and our joint ventures own fee title to each property.

Our Properties


                                                          Percentage
                                                            of 2007                  Approximate
                                 Type of                  Contractual                 Building
     Location                   Property               Rental Income (1)             Square Feet
     --------                   --------               -----------------             -----------

Baltimore, MD                    Industrial                 5.3%                       367,000
Parsippany, NJ                   Office                     5.2                        106,680
Hauppauge, NY                    Flex                       4.8                        149,870
El Paso, TX                      Retail                     4.4                        110,179
St. Cloud, MN                    Industrial                 4.2                        338,000
Hanover, PA                      Industrial                 3.8                        458,560
Plano, TX                        Retail (2)                 3.6                        112,389
Greensboro, NC                   Theater                    3.4                         61,213
Los Angeles, CA (3)              Office                     3.4                        106,262
Brooklyn, NY                     Office                     3.0                         66,000
Knoxville, TN                    Retail                     2.8                         35,330
Columbus, OH                     Retail (2)                 2.7                         96,924
Plano, TX                        Retail (4)                 2.4                         51,018
Philadelphia, PA                 Industrial                 2.4                        166,000
Tucker, GA                       Health & Fitness           2.2                         58,800
Ronkonkoma, NY                   Flex                       2.0                         89,500
Lake Charles, LA                 Retail                     1.9                         54,229
Manhattan, NY                    Residential                1.8                        125,000
Cedar Park, TX                   Retail (2)                 1.8                         50,810
Ft. Myers, FL                    Retail                     1.5                         29,993
Columbus, OH                     Industrial                 1.5                        100,220
Grand Rapids, MI                 Health & Fitness           1.5                        130,000
Newark, DE                       Retail                     1.5                         23,547
Atlanta, GA                      Retail                     1.4                         50,400
Wichita, KS                      Retail (2)                 1.3                         88,108
Saco, ME                         Retail                     1.3                         91,400
Champaign, IL                    Retail                     1.3                         50,530
Athens, GA                       Retail                     1.3                         41,280
Greenwood Village, CO            Retail                     1.2                         45,000
Tyler, TX                        Retail (2)                 1.2                         72,000
Onalaska, WI                     Retail                     1.1                         63,919
Fayetteville, GA                 Retail (2)                 1.1                         65,951
Melville, NY                     Industrial                 1.1                         51,351





                                                          Percentage
                                                            of 2007                  Approximate
                                 Type of                  Contractual                 Building
     Location                   Property               Rental Income (1)             Square Feet
     --------                   --------               -----------------             -----------
Mesquite, TX                     Retail (2)                 1.1                         22,900
Richmond, VA                     Retail (2)                 1.0                         38,788
Amarillo, TX                     Retail (2)                 1.0                         72,227
Virginia Beach, VA               Retail (2)                 1.0                         58,937
Selden, NY                       Retail                      .9                         14,550
Lexington, KY                    Retail (2)                  .9                         30,173
Antioch, TN                      Retail                      .9                         34,059
Duluth, GA                       Retail (2)                  .9                         50,260
Grand Rapids, MI                 Health & Fitness            .8                         72,000
Gurnee, IL                       Retail                      .8                         22,768
Newport News, VA                 Retail (2)                  .8                         49,865
Batavia, NY                      Retail                      .7                         23,483
St. Louis, MO                    Retail                      .7                         30,772
Somerville, MA                   Retail                      .7                         12,054
Fairview Heights, IL             Retail                      .7                         31,252
Bluffton, SC                     Retail (2)                  .7                         35,011
Ferguson, MO                     Retail                      .6                         32,046
New Hyde Park, NY                Industrial                  .6                         89,000
Hauppauge, NY                    Retail                      .5                          7,000
Vicksburg, MS                    Retail                      .5                          2,790
Florence, KY                     Retail                      .4                         31,252
Killeen, TX                      Retail                      .4                          8,000
Houston, TX                      Retail                      .4                         12,000
Flowood, MS                      Retail                      .4                          4,505
Bastrop, LA                      Retail                      .4                          2,607
Monroe, LA                       Retail                      .4                          2,756
D'Iberville, MS                  Retail                      .4                          2,650
Kentwood, LA                     Retail                      .4                          2,578
Monroe, LA                       Retail                      .4                          2,806
Vicksburg, MS                    Retail                      .4                          4,505
Rosenberg, TX                    Retail                      .3                          8,000
West Palm Beach, FL              Industrial                  .3                         10,361
Seattle, WA                      Retail                      .2                          3,038
                                                           ----                      ---------
                                                           100%                      4,332,456
                                                           ====                      =========




Properties Owned
by Joint Ventures (5)
                                                          Percentage
                                                         of Our Share
                                                        of Rent Payable              Approximate
                                 Type of                in 2007 to Our                Building
    Location                    Property                Joint Ventures               Square Feet
    --------                    --------                --------------               -----------

Lincoln, NE                    Retail                       41.8%                      112,260
Milwaukee, WI                  Industrial                    38.9                      927,685
Miami, FL                      Industrial                    10.7                      396,000
Savannah, GA                   Retail                         8.6                      101,550
Shreveport, LA                 Retail                      Vacant                       17,108
Monroe, NY                     Land                        Vacant                            -
                                                           ------                    ---------
                                                            100%                     1,554,603
                                                            ===                      =========


(1) Percentage of 2007 contractual rental income payable to us pursuant to leases as of December 31, 2006.

(2)      This property is leased to a retail furniture operator.

(3) An undivided 50% interest in this property is owned by us as tenant in common with an unrelated entity. Percentage of contractual rental income indicated represents our share of the 2007 rental income. Approximate square footage indicated represents the total rentable square footage of the property.

(4) Property has two tenants, of which approximately 54% is leased to a retail furniture operator.

(5) Each property is owned by a joint venture in which we are a venture partner. Except for the joint venture which owns the Miami, Florida property, in which we own a 36% economic interest, we own a 50% economic interest in each joint venture. Approximate square footage indicated represents the total rentable square footage of the property owned by the joint venture.

         The occupancy rate for our properties (including the property in which we own a tenancy in common interest), based on total rentable square footage, was 100% as of December 31, 2006 and 2005. The occupancy rate for the properties owned by our joint ventures (except for the Monroe, New York property which was vacant land at December 31, 2006 and was sold by the joint venture in March
2007), based on total rentable square footage, was approximately 98.9% as of December 31, 2006 and 2005.

         As of December 31, 2006, the 66 properties owned by us and the 6 properties owned by our joint ventures are located in 28 states. The following table sets forth certain information, presented by state, related to our properties and properties owned by our joint ventures as of December 31, 2006.


Our Properties
                                                                                     Approximate
                                Number of              2007 Contractual               Building
       State                   Properties                Rental Income               Square Feet
       -----                   ----------                -------------               -----------

Texas                             10                       $  6,017,299                519,523
New York                           9                          5,550,014                615,754
Georgia                            5                          2,444,346                266,691
Pennsylvania                       2                          2,230,019                624,560
Maryland                           1                          1,924,423                367,000
New Jersey                         1                          1,874,901                106,680
Ohio                               2                          1,522,776                197,144
Minnesota                          1                          1,509,499                338,000
Tennessee                          2                          1,319,356                 69,389
Louisiana                          5                          1,263,882                 64,976
North Carolina                     1                          1,242,019                 61,213
Other                             27                          9,192,970              1,101,526
                                  --                       ------------              ---------
                                  66                       $ 36,091,504              4,332,456
                                  ==                       ============              =========


Properties Owned
by Joint Ventures
                                                          Our Share
                                                        of Rent Payable              Approximate
                                Number of               in 2007 to Our                Building
      State                  Properties (1)             Joint Ventures               Square Feet
      -----                  ----------                 --------------               -----------

Nebraska                            1                      $  603,594                  112,260
Wisconsin                           1                         562,500                  927,685
Florida                             1                         154,488                  396,000
Georgia                             1                         123,750                  101,550
Louisiana                           1 (2)                           -                   17,108
                                    -                      ----------                ---------
                                    5                      $1,444,332                1,554,603
                                    =                      ==========                =========


(1) Excludes vacant land located in Monroe, New York, which was sold in March, 2007.

(2) This property has been vacant since February 2004.

         At December 31, 2006, we had first mortgages on 57 of the 66 properties we owned as of that date (including our 50% tenancy in common interest, but excluding properties owned by our joint ventures). At December 31, 2006, we had approximately $221 million of mortgage loans outstanding, bearing interest at rates ranging from 5.13% to 8.8%. Substantially all of our mortgage loans contain prepayment penalties. In addition, we had one outstanding loan payable with a balance of approximately $6.6 million at December 31, 2006, bearing interest at 6.25%. The following table sets forth scheduled principal mortgage and loan payments due for our properties as of December 31, 2006 (assumes no payment is made on principal on any outstanding mortgage or loan in advance of its due date):

                                                     PRINCIPAL PAYMENTS DUE
               YEAR                                     IN YEAR INDICATED
               ----                                     -----------------
                                                      (Amounts in Thousands)

               2007                                         $  4,717
               2008                                           12,942
               2009                                            9,998
               2010                                           22,264
               2011                                            8,538
               2012 and thereafter                           169,464
                                                            --------
               Total                                        $227,923
                                                            ========

         At December 31, 2006, our joint ventures had first mortgages on three properties with outstanding balances of approximately $19.1 million, bearing interest at rates ranging from 5.8% to 6.4%. Substantially all these mortgages contain prepayment penalties. The following table sets forth the scheduled principal mortgage payments due for properties owned by our joint ventures as of December 31, 2006 (assumes no payment is made on principal on any outstanding mortgage in advance of its due date):

                                                     PRINCIPAL PAYMENTS DUE
               YEAR                                    IN YEAR INDICATED
               ----                                    -----------------
                                                     (Amounts in Thousands)
               2007                                          $   387
               2008                                              410
               2009                                              435
               2010                                              462
               2011                                              490
               2012 and thereafter                            16,954
                                                             -------
               Total                                         $19,138
                                                             =======


Significant Tenant
------------------

       As of December 31, 2006, no single property owned by us had a book value equal to or greater than 10% of our total assets or had revenues which accounted for more than 10% of our aggregate annual gross revenues in the year ended December 31, 2006. However, as of December 31, 2006, we owned a portfolio of eleven properties, (leased under a master lease to Haverty's Furniture Companies, Inc.) which had a net book value of 13% of our total assets at December 31, 2006 and revenues which accounted for 10.7% of our aggregate annual gross revenues in the year ended December 31, 2006.

       On April 7, 2006, a wholly-owned subsidiary of ours acquired the eleven properties leased to Haverty's Furniture Companies, Inc. which are located as follows: three in each of Texas and Virginia, two in Georgia, and one in each of Kansas, Kentucky and South Carolina. The properties aggregate approximately 43 acres and contain buildings with an aggregate of approximately 612,130 square feet.

       The properties are net leased to Haverty's Furniture Companies, Inc. pursuant to a master lease, which expires on August 14, 2022. Haverty's Furniture Companies, Inc. is a New York Stock Exchange listed company and operates over 100 showrooms in 17 states. The lease provides the tenant with two five-year renewal options, and under certain circumstances, three additional five-year renewal options. The lease provides for a current base rent of $4,066,148 per annum, increasing on August 15, 2007 and every five years thereafter. Pursuant to the lease, the tenant is responsible for maintenance and repairs, and for real estate taxes and assessments on the properties. The aggregate 2006 annual real estate taxes on the properties were $749,000. The tenant utilizes approximately 86% of the properties for retail and 14% of the properties for warehouse.

       Upon the acquisition of the properties, our wholly-owned subsidiary assumed the existing mortgage loan which is secured by mortgages/deeds of trust on all eleven properties in the principal amount of approximately $27 million. The mortgage loan bears interest at 6.87% per annum, matures on September 1, 2012 and is being amortized based on a 25-year amortization schedule. Assuming no additional payments are made on the principal amount of the mortgage loan in advance of the maturity date, the principal balance due on the maturity date will be approximately $20 million. Although the mortgage loan provides for defeasances, it is generally not prepayable until 90 days prior to the maturity date.

Item 3.  Legal Proceedings.
         -----------------

        In July 2005, Jeffrey Fishman resigned as our president, chief executive officer and a member of our Board of Directors following discovery of what appeared to be inappropriate financial dealings by Mr. Fishman with the former tenant of a movie theater property located in Brooklyn, NY, formerly owned by a joint venture in which we are a 50% venture partner and the managing member. We had reported this matter to the Securities and Exchange Commission in July 2005. The Audit Committee of our Board of Directors conducted an investigation of this matter and related matters and retained special counsel to assist it in the investigation. This investigation was completed and the Audit Committee and its special counsel, based on the materials gathered and interviews conducted, found no evidence that any other officer or employee of our company was aware of, or knowingly assisted in, Mr. Fishman's inappropriate financial dealings.

         On August 12, 2005, the former tenant of the Brooklyn, NY theater property, Pritchard Square Cinema LLC, and Pritchard Square LLC, commenced litigation in the Supreme Court of the State of New York, Nassau County against us, certain of our affiliated entities, Mr. Fishman and Britannia Management, LLC ("Britannia"), a company which we believe is owned and/or controlled by Mr. Fishman. Pritchard Square LLC was the seller and Pritchard Square Cinema LLC was the tenant of the Brooklyn, NY property which was acquired in a "sale and leaseback transaction" by the joint venture. The former tenant and its related entity allege that it or its affiliates paid $815,000 in the aggregate to Mr. Fishman and/or Britannia. As against Mr. Fishman, Britannia, us and our affiliated entities, the complaint alleges fraud, breach of contract, intentional tort, negligent supervision, respondeat superior, negligent misrepresentation, tortious interference with prospective economic relations and conduct in violation of the Racketeer Influenced and Corrupt Organizations Act ("RICO"). The damages sought in the complaint are $9 million plus punitive damages, interest and costs and a demand for treble damages under RICO. The Brooklyn, NY property was sold by the joint venture in September 2006.

        On the same date that the complaint was filed against us and certain of our affiliated entities, we filed suit in the Supreme Court of the State of New York, Nassau County, against the former tenant of the Brooklyn, NY property, Norman Adie, the former tenant's principal, Mr. Fishman, Britannia and others. Our complaint alleges that Mr. Adie, Mr. Fishman and other defendants conspired to defraud us. Our lawsuit alleges commercial bribery, fraud, breach of fiduciary duty, tortious interference, intentional tort, violation of the New York Enterprise Corruption Act, respondeat superior, unjust enrichment and violations of RICO. The damages alleged in this lawsuit exceed $1 million, plus punitive damages, interest and costs.

        Motions were made by both parties to consolidate the two actions and the court ordered a consolidation of the actions for all purposes. Effective March 14, 2007, the consolidated actions were settled with respect to Pritchard
Square Cinema LLC, Pritchard Square LLC, Norman Adie (the principal of both Pritchard Square entities) and certain other persons associated or affiliated with the Pritchard Square entities and Mr. Adie (the "Pritchard Square parties") on the one hand, and us and certain other persons associated or affiliated with us (the "One Liberty parties") on the other. Although the Pritchard Square parties entered into an agreement with and released Mr. Fishman, his wife, and Britannia, the litigation commenced by us and certain of our affiliated entities against Mr. Fishman, his wife, and Britannia continues. Under the terms of a settlement agreement entered into between the Pritchard Square parties and the One Liberty parties, a designee of Pritchard Square purchased from a joint venture in which we are a 50% joint venture partner, a property located in Monroe, New York for a consideration of $1,250,000 and satisfied or caused to be satisfied two (2) mechanic's liens filed of record by two entities against the Monroe, New York property. In addition, the parties exchanged general releases and stipulations of discontinuance. Mr. Adie warranted and represented to us in the settlement agreement that he had no knowledge of, nor did he make or cause any agent of his, or in which he is or was affiliated, to make any payments to Mr. Fishman or any of his agents, entities or enterprises other than those payments described in the allegations contained in the litigation, and such representation of Mr. Adie is stated to be a material representation and an inducement to us to enter into the settlement agreement. In the event that such representation turns out to be false, we may reinstate and pursue the claims we had asserted against Mr. Adie.

        On May 26, 2006, we received notification of a formal order of investigation from the SEC. We believe that the matters being investigated by the SEC focus on the improper payments received by Mr. Fishman. The SEC has also requested information regarding "related party" transactions between us and affiliated entities and with certain of our officers and directors and compensation paid to certain of our executive officers by those affiliates. Our Audit Committee (and its counsel), having previously conducted an investigation regarding Mr. Fishman's inappropriate financial dealings, has also investigated the related party transactions. Our direct legal expenses related to these investigations totaled $726,000 in 2006.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

       There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                   Part II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters
        ----------------------------------------------------------------------
        and Issuer Purchase of Equity Securities.
        -----------------------------------------

       Our common stock is listed on the New York Stock Exchange. The following table sets forth the high and low prices for our common stock as reported by the New York Stock Exchange for 2006 and for 2005 and the per share cash distributions paid on our common stock during each quarter of the years ended December 31, 2006 and 2005.


                                                          DISTRIBUTIONS
        2006               HIGH            LOW              PER SHARE
        ----               ----            ---              ---------
        First Quarter     $21.00         $18.33               $.33
        Second Quarter    $21.00         $17.91               $.33
        Third Quarter     $22.40         $18.66               $.33
        Fourth Quarter    $25.53         $22.01               $.36

                                                          DISTRIBUTIONS
        2005               HIGH            LOW              PER SHARE
        ----               ----            ---              ---------
        First Quarter     $20.70         $18.50               $.33
        Second Quarter    $21.40         $18.65               $.33
        Third Quarter     $22.64         $19.20               $.33
        Fourth Quarter    $20.19         $18.41               $.33

       As of March 2, 2007, there were 426 common stockholders of record and we estimate that at such date there were approximately 3,600 beneficial owners of our common stock.

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

Equity Compensation Plan Information

The following table provides information about shares of our common stock that may be issued upon the exercise of options, warrants, rights and restricted stock under our 2003 Stock Incentive Plan as of December 31, 2006.

                                                                                                   Number of
                                                                                                  securities
                                                                                                   remaining
                                                                                                 available for
                                                Number of                                           future
                                               securities                                        issuance under
                                              to be issued               Weighted-                   equity
                                              upon exercise               average                 compensation
                                             of outstanding           exercise price            plans (excluding
                                                options,              of outstanding               securities
                                              warrants and           options, warrants            reflected in
Plan Category                                    rights                 and rights                 column(a))
-------------                                     -----                 ----------                 ----------
                                                   (a)                      (b)                        (c)
Equity compensation
plans approved by
security holders (1)                               -                         -                     133,000

Equity compensation
plans not approved
by security holders                                -                         -                           -
                                             -------                   -------                     -------

Total                                              -                         -                     133,000
                                             =======                   =======                     =======


(1) Our 2003 Stock Incentive Plan, which was approved by our stockholders in 2003, is our only equity compensation plan. Our 2003 Stock Incentive Plan permits us to grant stock options and restricted stock to our employees, officers, directors and consultants. Currently, there are no options outstanding under our 2003 Stock Incentive Plan.

Purchase of Securities

In 2006, we did not purchase any of our outstanding equity securities.

Item 6.  Selected Financial Data.
         -----------------------

        The following table sets forth the selected consolidated statement of operations data for each of the periods indicated, all of which are derived from our audited consolidated financial statements and related notes. The selected financial data for each of the three years in the period ended December 31, 2006 should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                            As of and for the Year Ended
                                                                                     December 31
                                                                    (Amounts in Thousands, Except Per Share Data)
                                                                 2006       2005        2004       2003      2002
                                                                 ----       ----        ----       ----      ----

OPERATING DATA (Note a)
--------------
Rental revenues                                                 $33,370    $27,232     $20,833    $16,170   $13,718
Equity in (loss) earnings of unconsolidated joint ventures
   (Note b)                                                      (3,276)     2,102       2,869      2,411     1,078
Gain on dispositions of real estate of
   unconsolidated joint ventures                                 26,908          -           -          -         -
Net gain (loss) on sale of air rights, other and
   real estate                                                      413     10,248          73         14       (29)
Income from continuing operations                                31,882     19,182       7,733      6,406     5,133
Income from discontinued operations                               4,543      2,098       3,241        747       665
Net income                                                       36,425     21,280      10,974      8,525     5,880
Calculation of net income
   applicable to common stockholders (Note c):
   Net income                                                    36,425     21,280      10,974      8,525     5,880
   Less: dividends and accretion on preferred stock                   -          -           -      1,037     1,037
Net income applicable to common stockholders                    $36,425    $21,280     $10,974    $ 7,488   $ 4,843
Weighted average number of common
   shares outstanding:
       Basic                                                      9,931      9,838       9,728      6,340     4,614
       Diluted                                                    9,934      9,843       9,744      6,372     4,644
Net income per common share - basic:
   Income from continuing operations                              $3.21     $ 1.95      $  .80     $  .85    $  .89
   Income from discontinued operations                              .46        .21      _  .33     _  .33    _  .16
                                                                -------    -------       -----      -----     -----
Net income                                                        $3.67      $2.16       $1.13      $1.18     $1.05
Net income per common share - diluted:
   Income from continuing operations                              $3.21      $1.95      $  .80     $  .85    $  .88
   Income from discontinued operations                              .46        .21         .33     _  .33    _  .16
                                                                -------    -------      ------      -----     -----
Net income                                                        $3.67      $2.16       $1.13      $1.18     $1.04

Cash distributions per share of:
   Common Stock                                                   $1.35      $1.32       $1.32      $1.32     $1.32
   Preferred Stock (Note c)                                           -          -           -      $1.60     $1.60

BALANCE SHEET DATA
------------------
Real estate investments, net                                   $351,841   $258,122    $228,536   $177,316  $140,437
Investment in unconsolidated joint ventures                       7,014     27,335      37,023     24,441    23,453
Cash and cash equivalents                                        34,013     26,749       6,051     45,944     2,624
Total assets                                                    422,037    330,583     284,386    259,089   179,609
Mortgages and loan payable                                      227,923    167,472     124,019    106,133    77,367
Line of credit                                                        -          -       7,600          -    10,000
Total liabilities                                               241,912    175,064     138,271    113,120    90,915
Total stockholders' equity                                      180,125    155,519     146,115    145,969    88,694

OTHER DATA (Note d)
----------
Funds from operations applicable to
   common stockholders                                          $13,707    $26,658     $16,789    $11,776    $7,757
Funds from operations per common share:
   Basic                                                          $1.38      $2.71       $1.73      $1.86     $1.68
   Diluted                                                        $1.38      $2.71       $1.72      $1.85     $1.67


       Note a: Certain amounts reported in prior periods have been reclassified to conform to the current year's presentation.

       Note b: For the year ended December 31, 2006, "Equity in (loss) earnings of unconsolidated joint ventures" is after giving effect to $5.3 million, our share of the mortgage prepayment premium expense incurred in connection with the dispositions of real estate of unconsolidated joint ventures. This expense is reflected as interest expense on the books of the joint ventures and not netted against the gain on dispositions.

       Note c: On December 30, 2003, we redeemed all of our outstanding preferred stock.

       Note d: We consider funds from operations (FFO) to be a relevant and meaningful supplemental measure of the operating performance of an equity REIT, and it should not be deemed to be a measure of liquidity. FFO does not represent cash generated from operations as defined by generally accepted accounting principles (GAAP) and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating our performance or to cash flows as a measure of liquidity.

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

       The table below provides a reconciliation of net income in accordance with GAAP to FFO, as calculated under the current NAREIT definition of FFO, for each of the years in the five year period ended December 31, 2006.



                                                                 2006       2005        2004       2003      2002
                                                                 ----       ----        ----       ----      ----

Net income (Note 1)                                             $36,425    $21,280     $10,974     $8,525    $5,880
Add: depreciation of properties                                   7,091      5,905       4,758      3,473     2,617
Add: our share of depreciation
   in unconsolidated joint ventures                                 716      1,277       1,075        790       268
Add: amortization of deferred leasing costs                          43        101          55         39         -
Deduct: (gain) loss on sale of real estate                       (3,660)    (1,905)        (73)       (14)       29
Deduct: gain on dispositions of real estate
    of unconsolidated joint ventures                            (26,908)         -           -          -         -
Deduct: preferred distributions                                       -          -           -     (1,037)   (1,037)
                                                                -------    -------     -------    -------   -------

Funds from operations applicable
   to common stockholders (Note 1)                              $13,707    $26,658     $16,789    $11,776    $7,757
                                                                =======    =======     =======    =======    ======


       Note 1: For the year ended December 31, 2006, net income and funds from operations applicable to common stockholders (FFO) is after giving effect to $5.3 million, our share of the mortgage prepayment premium expense incurred in connection with the dispositions of real estate of unconsolidated joint ventures. This expense is reflected as interest expense on the books of the joint ventures and not netted against gain on dispositions.

       For the year ended December 31, 2005, net income and FFO include $10.2 million from the gain on sale of air rights.

       The table below provides a reconciliation of net income per common share (on a diluted basis) in accordance with GAAP to FFO.


                                                                 2006       2005        2004       2003      2002
                                                                 ----       ----        ----       ----      ----


Net income (Note 2)                                               $3.67      $2.16       $1.13      $1.34     $1.27
Add: depreciation of properties                                     .71        .60         .49        .55       .56
Add: our share of depreciation
   in unconsolidated joint ventures                                 .07        .13         .11        .12       .06
Add: amortization of deferred leasing costs                         .01        .01           -          -         -
Deduct: gain on sale of real estate                               (.37)       (.19)       (.01)         -         -
Deduct: gain on dispositions of real estate
   of unconsolidated joint ventures                              (2.71)          -           -          -         -
Deduct: preferred distributions                                      -           -           -       (.16)     (.22)
                                                                 ------     ------     -------       -----    -----

Funds from operations applicable
   to common stockholders (Note 2)                                $1.38      $2.71       $1.72      $1.85     $1.67
                                                                  =====      =====       =====      =====     =====


Note 2: For the year ended December 31, 2006, net income and FFO is after $.53, our share of the mortgage prepayment premium expense. See Note 1 above. For the year ended December 31, 2005, net income and FFO include $1.04 from the gain on sale of air rights.

Item 7.      Management's Discussion and Analysis of Financial Condition and
             ---------------------------------------------------------------
             Results of Operations.
             -----------------------
General

       We are a self-administered and self-managed REIT and we primarily own real estate that we net lease to tenants. As of December 31, 2006, we owned 66 properties, including a 50% tenancy in common interest in one property, and participated in seven joint ventures that owned a total of six properties (including two vacant properties held for sale). These 72 properties are located in 28 states.

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

       During the year ended December 31, 2006, we purchased 22 single tenant properties located in 11 states, for a total consideration of $111.9 million. These purchases include our April 2006 acquisition of 11 properties for a consideration of $55.7 million that are net leased to a single tenant under a master lease. An aggregate of $35.9 million of first mortgage financing was completed with respect to ten of these properties and we assumed a pre-existing first mortgage loan of $27 million on the 11 properties purchased in April 2006.

       We are a venturer in two joint ventures organized for the purpose of acquiring and owning megaplex stadium-style movie theaters. We own a 50% equity interest and are the managing member in each of these ventures with the same co-venturer. One of our movie theater joint ventures sold all five of its movie theater properties in October 2006 for $91.3 million and realized a gain of $35.2 million on the sale, after the payment of closing expenses and brokerage fees. In connection with this sale, the joint venture paid $4.9 million in prepayment premiums to its mortgage lender, which is reflected as interest expense on the books of the joint venture and not netted against the gain on sale. This movie theater joint venture does not currently own any real property. The second movie theater joint venture sold one movie theater property in September 2006 for $16 million and three movie theater properties in October 2006 for $45.3 million, and realized an aggregate gain of $20.5 million on the sales, after the payment of closing expenses and brokerage fees. In connection with these sales, the joint venture paid $5.6 million in prepayment premiums to its mortgage lenders, which is reflected as interest expense and not netted against the gain on sale. At December 31, 2006, the second movie theater joint venture owned one property, .26 of an acre of vacant land located in Monroe, New York and sold this property in March 2007. Our equity investment in these joint ventures at December 31, 2006 was $284,000, net of distributions. As of December 31, 2006, we are also a joint venturer in five additional joint ventures, each of which owns one single-tenanted property. Our equity investment in these five joint ventures at December 31, 2006 was $6.7 million, net of distributions.

       At December 31, 2006, excluding mortgages payable of our unconsolidated joint ventures, we had 36 outstanding mortgages payable, aggregating $221 million in principal amount, all of which are secured by first liens on individual real estate investments with an aggregate carrying value, as adjusted for intangibles, of approximately $351.8 million before accumulated depreciation. The mortgages bear interest at fixed rates ranging from 5.13% to 8.8%, and mature between 2007 and 2037. In addition, we had one loan payable outstanding with a principal amount of $6.6 million, bearing interest at 6.25% and maturing in 2018.

Results of Operations

Outlook

       We anticipate that in 2007 we will use any available cash (after taking into account required cash distributions to shareholders), funds derived from the placement of additional mortgages and a credit line to acquire additional properties, either directly or through joint ventures. As a result, we anticipate that we will acquire and own additional properties and unless we experience an unexpected number of lease terminations and/or cancellations in 2007 (taking into consideration the lease expirations and terminations that we know will occur in 2007, and without giving effect to any re-letting of such properties), we anticipate that our revenues will increase in 2007.

Comparison of Years Ended December 31, 2006 and December 31, 2005
-----------------------------------------------------------------

Rental Revenues

         Rental revenues increased by $6.1 million, or 22.5%, to $33.4 million for the year ended December 31, 2006 from $27.2 million for the year ended December 31, 2005. The increase in rental revenues is substantially due to rental revenues earned during the year ended December 31, 2006 on 30 properties acquired by us between January 2005 and December 2006.

Operating Expenses

         Depreciation and amortization expense increased by $1.6 million, or 28.8%, to $7 million for the year ended December 31, 2006 from $5.4 million for the year ended December 31, 2005. The increase in depreciation and amortization was due to the acquisition of 30 properties between January 2005 and December 2006.

         General and administrative expenses increased by $1.1 million, or 26.8%, to $5.3 million for the year ended December 31, 2006 from $4.1 million for the year ended December 31, 2005. The increase was due to a number of factors, including a $495,000 increase in payroll and payroll related expenses resulting primarily from compensation paid to our president (elected effective January 1, 2006) for all of 2006, while we did not have any payroll expenses for our president for five months in 2005, as well as from staff increases. An increase of $166,000 relates to professional fees incurred in connection with an investigation by the Securities and Exchange Commission described elsewhere in this report (Part I - Item 3 - Legal Proceedings) and investigations by our Audit Committee. Similarly, there was an increase of $72,000 in legal fees relating to a civil litigation arising out of the activities of our former president and chief executive officer. Additionally, for the year ended December 31, 2006, expenses allocated to us under the Shared Services Agreement among us and various affiliated companies, increased by $109,000 for executive and support personnel, primarily legal and accounting services, a significant portion of which relates to the SEC and Audit Committee investigations, as well as to property acquisitions and the overall increase in the level of our business activity. Also included in the year ended December 31, 2006, is a $222,000 increase in compensation expense relating to our restricted stock program. The balance of the increase in general and administrative expenses includes an increase in directors' fees.

         Federal excise tax of $490,000 was accrued at December 31, 2006, based on taxable income generated but not yet distributed. There was no such tax for the year ended December 31, 2005.

         Real estate expenses decreased by $74,000, or 21.5%, to $270,000 for the year ended December 31, 2006, resulting primarily from unusual repair items incurred in the year ended December 31, 2005 at three properties.

Other Income and Expenses

         Our equity in earnings of unconsolidated joint ventures decreased by $5.4 million, or 256%, to a loss of $3.3 million for the year ended December 31, 2006 from income of $2.1 million for the year ended December 31, 2005. This decrease resulted primarily from $10.5 million of prepayment premiums, of which 50%, or $5.3 million is our share, paid by two of our joint ventures upon the sales of its nine movie theater properties. Such sales also contributed to an operating income decrease from these ventures of $1.3 million, of which $646,000 is our share, caused by a decrease in rental income, offset in part by a decrease in mortgage interest expense and depreciation. The decrease in earnings from unconsolidated joint ventures also resulted from a $960,000 provision for valuation adjustment, of which 50%, or $480,000 was our share, by one of our joint ventures which owns a vacant property. These decreases were offset, in part, by a $2.56 million provision for valuation adjustment taken in the year ended December 31, 2005 by one of our movie theater joint ventures against its vacant parcel of land, of which 50%, or $1.3 million, was our share. During the year ended December 31, 2006, the joint venture recorded an additional $600,000 provision against this property, of which $300,000 is our share. The joint venture sold this property in March 2007 for an aggregate consideration of $1.25 million.

         Gain on dispositions of real estate of unconsolidated joint ventures resulted from the sales of nine movie theater properties by two of our joint ventures. On September 13, 2006, one of our joint ventures sold a movie theater property located in Brooklyn, New York to an unrelated party for $16 million. The joint venture recognized a gain of $6.6 million on the sale, of which our share is $3.3 million. On October 5, 2006, two of our joint ventures sold eight movie theater properties to a single unrelated party for an aggregate of $136.7 million and realized a gain of $49 million on the sale, of which $24.5 million is our share. We wrote off the unamortized premium balance of $924,000 in our investment in this joint venture against such gain.

         Interest and other income increased by $585,000, or 186%, to $899,000 for the year ended December 31, 2006. The primary reason for the increase was the investment in short-term cash equivalents of the distributions received from the movie theater joint ventures upon the sale of its nine theater properties.

         Interest expense increased by $2.8 million, or 28.3%, including an increase of $2.9 million on our mortgages payable, principally resulting from mortgages placed on 20 properties between March 2005 and December 2006 and the assumption of a mortgage in connection with the purchase of 11 properties in April 2007. The increase was offset by a $215,000 decrease in interest expense related to our line of credit.

         During February 2006, we sold an option to buy an interest in certain property adjacent to one of our properties and recognized a gain on the sale of $228,000. In June 2005, we closed on the sale of unused development or "air rights" relating to our property located in Brooklyn, New York for a net gain, after closing costs, of approximately $10.25 million. These gains are included in "Gain on sale of air rights and other gains."

         Included in gain on sale of real estate is our sale of excess acreage at a property we own to an unrelated party. We recognized a gain of $185,000 in July 2006 from this sale.

Discontinued Operations

         Income from discontinued operations increased by $2.4 million, or 117%, to $4.5 million for the year ended December 31, 2006. This increase was primarily due to the $3.7 million gain on sale of a movie theater that was wholly owned by us and sold for $15.2 million. This sale was part of a sale which closed on October 5, 2006 pursuant to which an unrelated party purchased one movie theater from us and eight movie theaters from two of our joint ventures. This increase was offset in part by net gains of $1.9 million in the year ended December 31, 2005 on the sale of five of our properties. The increase in discontinued operations also resulted from an increase in income from operations caused by a $469,000 provision for valuation adjustment that was recorded in the year ended December 31, 2005 against one of the properties which was sold later in that year.

Comparison of Years Ended December 31, 2005 and December 31, 2004
-----------------------------------------------------------------

Rental Revenues

         Rental revenues increased by $6.4 million, or 30.7%, to $27.2 million for the year ended December 31, 2005 from $20.8 million for the year ended December 31, 2004. The increase in rental revenues is substantially due to rental revenues earned during the year ended December 31, 2005 on fourteen properties acquired by us between March 2004 and November 2005.

Operating Expenses

         Depreciation and amortization expense increased by $1.4 million, or 35.4%, to $5.4 million for the year ended December 31, 2005 from $4 million for the year ended December 31, 2004. The increase in depreciation and amortization was due to the acquisition of fourteen properties between March 2004 and November 2005.

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

         Real estate expenses decreased by $151,000, or 30.5%, to $344,000 for the year ended December 31, 2005. This decrease was primarily due to real estate operating expenses incurred at two vacant properties in 2004, one of which was sold in 2004 and the other renovated and relet.

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

         Interest expense increased by $1.6 million, or 19.4%, $1.4 million of which resulted from mortgages placed on twelve properties between September 2004 and December 2005 and the assumption of a mortgage in connection with the purchase of one property in November 2004. The increases were offset by a $432,000 decrease in interest on a mortgage which was paid in full at its maturity during May 2005. Interest expense related to our line of credit increased by $229,000 due to borrowings made to facilitate the purchase of several properties.

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

         The operations of these five properties that were sold in 2005 and the one property sold in 2006 and the gain or loss recognized on sale are reported as discontinued operations. For the year ended December 31, 2005 these six properties generated net income of $193,000 as compared to net income in the year ended December 31, 2004 of $3.2 million. The net gain on sale of these five properties in 2005 was $1.9 million. Accordingly, we reported income from discontinued operations of $2.1 million for the year ended December 31, 2005 as compared to $3.2 million for the year ended December 31, 2004, a decrease of $1.1 million year versus year.

Liquidity and Capital Resources
-------------------------------

       Our primary sources of liquidity are cash and cash equivalents, our revolving credit facility and cash generated from operating activities, including mortgage financings. We are a party to a credit agreement, as amended, with VNB New York Corp., Bank Leumi, USA, Manufacturers and Traders Trust Company and Israel Discount Bank of New York which provides for a $62.5 million revolving credit facility. The credit facility is available to us to pay down existing mortgages, to fund the acquisition of additional properties or to invest in joint ventures. The facility matures on March 31, 2007. Borrowings under the facility bear interest at the lower of LIBOR plus 2.50% or at the bank's prime rate and there is an unused facility fee of 1/4% per annum. Net proceeds received from the sale or refinancing of properties are required to be used to repay amounts outstanding under the facility if proceeds from the facility were used to purchase or refinance the property. The facility is guaranteed by our subsidiaries that own unencumbered properties and is secured by the outstanding stock of subsidiary entities. As of December 31, 2006 and as of March 1, 2007, there is no outstanding balance under the facility. We are in the process of amending our credit facility which will extend the maturity date from March 31, 2007 to March 31, 2010 and will reduce the interest rate from its current rate to the lower of LIBOR plus 2.15% or the bank's prime rate. All other material terms and conditions contained in our current credit facility will remain the same. We will pay a commitment fee and other expenses of approximately $650,000 in connection with this amendment.

       We are actively engaged in seeking additional property acquisitions and are involved in various stages of negotiation with respect to the acquisition of additional net leased properties. We will use our available cash and cash equivalents, cash provided from operations, cash provided from mortgage financings and funds available under our credit facility to fund acquisitions.

       The following sets forth our contractual cash obligations as of December 31, 2006, which relate to interest and amortization payments and balances due at maturity under outstanding mortgages secured by our properties for the periods indicated (amounts in thousands):



                                                                  Payment due by period
                                                     Less than          1-3            4-5          More than
Contractual Obligations                Total           1 Year           Years          Years          5 Years
-----------------------                -----           ------           -----          -----          -------

Mortgages and loan payable -
  interest and amortization             $158,422       $18,432           $38,005        $26,909         $75,076

Mortgages and loan payable -
  balances due at maturity               171,302         3,831             8,776         26,817         131,878
                                         -------         -----             -----         ------         -------

Total                                   $329,724       $22,263           $46,781        $53,726        $206,954
                                        ========       =======           =======        =======        ========


       As of December 31, 2006, we had outstanding approximately $228 million in long-term mortgage and loan indebtedness (excluding mortgage indebtedness of our unconsolidated joint ventures), all of which is non-recourse (subject to standard carve-outs). We expect that debt service payments of approximately $56.4 million due in the next three years will be paid primarily from cash generated from our operations. We anticipate that loan maturities of approximately $12.6 million due in the next three years will be paid primarily from mortgage financings or refinancings. If we are not successful in refinancing our existing indebtedness or financing our unencumbered properties, our cash flow, funds available under our credit facility and available cash, if any, may not be sufficient to repay all maturing debt when payments become due, and we may be forced to sell additional equity or dispose of properties on disadvantageous terms.

       In addition, we, as ground lessee, are obligated to pay rent under a ground lease for a property owned in fee by an unrelated third party. The annual fixed leasehold rent expense is as follows:

                                                               More than
   Total      2007     2008      2009     2010       2011       5 Years
   -----      ----     ----     ----      ----       ----       -------

$4,223,976  $237,500 $237,500 $262,240  $296,875   $296,875   $2,892,986

       We had no outstanding contingent commitments, such as guarantees of indebtedness, or any other contractual cash obligations at December 31, 2006.

Cash Distribution Policy
------------------------

       We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute currently at least 90% of our ordinary taxable income to our stockholders. It is our current intention to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate federal, state or local income taxes on taxable income we distribute currently (in accordance with the Internal Revenue Code and applicable regulations) to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years. Even if we qualify for federal taxation as a REIT, we may be subject to certain state and local taxes on our income and to federal income taxes on our undistributed taxable income (i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Internal Revenue Code and applicable regulations thereunder) and are subject to federal excise taxes on our undistributed taxable income.

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

         The following table sets forth our long-term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at December 31, 2006 (amounts in thousands):


For the Year Ended December 31

                                                                           There-
                     2007         2008         2009      2010     2011     after       Total        FMV
                     ----         ----         ----      ----     ----     -----       -----        ---

Long term debt      $4,717       $12,942      $9,998   $22,264  $ 8,538  $169,464     $227,923    $229,803

Fixed rate
   weighted
   average
   interest rate     6.51%         6.50%       6.50%     6.39%    6.33%     6.33%        6.36%       6.25%

Variable rate           -             -           -         -        -         -            -           -



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

         Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

         Based on its assessment, our management believes that, as of December 31, 2006, our internal control over financial reporting was effective based on those criteria.

         Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on management's assessment of our internal control over financial reporting. This report appears on page F1 of this Annual Report on Form 10-K.

Item 9B.   Other Information.
           -----------------
             None.

                                  PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
          ------------------------------------------------------

         We have an amended and restated Code of Business Conduct and Ethics that applies to all directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. You can find our Code of Business Conduct and Ethics on our web site by going to the following address: www.onelibertyproperties.com. We will post any amendments to our amended and restated Business Code of Conduct and Ethics as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or The New York Stock Exchange, on our web site.

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

         Apart from certain information concerning our executive officers which is set forth in Part I of this Annual Report, the other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2007 Annual Meeting of Stockholders including the information set forth under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Governance of the Company."

Item 11.  Executive Compensation.
          ----------------------

         The information concerning our executive compensation required by Item 11 shall be included in the Proxy Statement to be filed relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference, including the information set forth under the caption "Executive Compensation," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation" and "Report of Compensation Committee."

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
          ------------------------------------------------------------------
          Related Stockholder Matters.
          ----------------------------

         The information concerning our beneficial owners and management required by Item 12 shall be included in the Proxy Statement to be filed relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference, including the information set forth under the caption "Stock Ownership of Certain Beneficial Owners, Directors and Officers."

         Equity compensation plan information is incorporated by reference from
Part II, Item 5, "Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," of this report.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

         The information concerning certain relationships, related transactions and director independence required by Item 13 shall be included in the Proxy Statement to be filed relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference, including the information set forth under the caption "Certain Relationships and Related Transactions," and "Governance of the Company."

Item 14.  Principal Accountant Fees and Services.
          --------------------------------------

         The information concerning our principal accounting fees required by
Item 14 shall be included in the Proxy Statement to be filed relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference, including the information set forth under the caption "Independent Registered Public Accounting Firm."

                                         PART IV

Item 15.  Exhibits and Financial Statement Schedules
          ------------------------------------------
         (a) Documents filed as part of this Report:

         (1) The following financial statements of the Company are included in this Report on Form 10-K:

         -  Reports of Independent Registered
                 Public Accounting Firm                                              F-1 through F-2
         -  Statements:
               Consolidated Balance Sheets                                           F-3
               Consolidated Statements of Income                                     F-4
               Consolidated Statements of Stockholders' Equity                       F-5
               Consolidated Statements of Cash Flows                                 F-6 through F-7
               Notes to Consolidated Financial Statements                            F-8 through F-30

         (2) Financial Statement Schedules:

           -  Schedule III-Real Estate
                and Accumulated Depreciation                                         F-31 through F-32


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

10.1 Amended and Restated Loan Agreement, dated as of June 4, 2004, by and among One Liberty Properties, Inc., Valley National Bank, Merchants Bank Division, Bank Leumi USA, Israel Discount Bank of New York and Manufacturers and Traders Trust Company (incorporated by reference to the Exhibit to One Liberty Properties, Inc.'s Form 8-K filed on June 8,
         2004).

10.2 Shared Services Agreement, dated as of January 1, 2002, by and among One Liberty Properties, Inc., Gould Investors L.P., BRT Realty Trust, Majestic Property Management Corp., Majestic Property Affiliates, Inc. and REIT Management Corp. (incorporated by reference to Exhibit 15 to One Liberty Properties, Inc.'s Form 10-K for the year ended December 31, 2002).

10.3 Compensation and Services Agreement, effective as of January 1, 2007, between One Liberty Properties, Inc. and Majestic Property Management Corp. (incorporated by reference to Exhibit 10.1 to One Liberty Properties, Inc.'s Form 8-K filed on March 14, 2007).

10.4 Purchase and Sale Agreement, dated as of November 6, 2006, between FR Hollins Ferry, LLC and OLP Baltimore (incorporated by reference to
         Exhibit 10.1 to One Liberty Properties, Inc.'s Form 8-K filed on November 8, 2006).

10.5 First Amendment to Purchase and Sale Agreement, dated as of November 21, 2006, between FR Hollins Ferry, LLC and OLP Baltimore (incorporated by reference to Exhibit 10.1 to One Liberty Properties, Inc.'s Form 8-K filed on November 27, 2006).

10.6 Second Amendment to Purchase and Sale Agreement, dated as of November 29, 2006, between FR Hollins Ferry, LLC and OLP Baltimore (incorporated by reference to Exhibit 10.1 to One Liberty Properties, Inc.'s Form 8-K filed on November 30, 2006).

10.7 Third Amendment to Purchase and Sale Agreement, dated as of December 6, 2006, between FR Hollins Ferry, LLC and OLP Baltimore (incorporated by reference to Exhibit 10.1 to One Liberty Properties, Inc.'s Form 8-K/A filed on December 11, 2006).

10.8 Contract of Sale, dated as of June 12, 2006, between OLP Brooklyn Pavillion, LLC and HID Acquisition Group, LLC (incorporated by reference to Exhibit 10.1 to One Liberty Properties, Inc.'s Form 8-K filed on June 16, 2006).

10.9 Contract of Sale, dated as of June 14, 2006, by and among OLP Chula Vista Corp., OLP Norwalk LLC, OLP Austell, LLC, OLP Beavercreek LLC, OLP Southlake, LLC, OLP Roanoke, LLC, OLP Lubbock Venture Limited Partnership, OLP Live Oak Limited Partnership, OLP Henrietta, LLC and ECM Diversified Income & Growth Fund, LLC (incorporated by reference to
         Exhibit 10.2 to One Liberty Properties, Inc.'s Form 8-K filed on June 16, 2006).

10.10 First Amendment to Contract of Sale, dated as of July 20, 2006, by and among OLP Chula Vista Corp., OLP Norwalk LLC, OLP Austell, LLC, OLP Beavercreek LLC, OLP Southlake, LLC, OLP Roanoke, LLC, OLP Lubbock Venture Limited Partnership, OLP Live Oak Limited Partnership, OLP Henrietta, LLC and ECM Diversified Income & Growth Fund, LLC (incorporated by reference to Exhibit 10.1 to One Liberty Properties, Inc.'s Form 8-K filed on August 1, 2006).

10.11 Amendment to Contract of Sale, dated as of July 26, 2006, by and among OLP Chula Vista Corp., OLP Norwalk LLC, OLP Austell, LLC, OLP Beavercreek LLC, OLP Southlake, LLC, OLP Roanoke, LLC, OLP Lubbock Venture Limited Partnership, OLP Live Oak Limited Partnership, OLP Henrietta, LLC and ECM Diversified Income & Growth Fund, LLC (incorporated by reference to Exhibit 10.2 to One Liberty Properties, Inc.'s Form 8-K filed on August 1, 2006).

10.12 Amendment to Contract of Sale, dated as of August 9, 2006, by and among OLP Chula Vista Corp., OLP Norwalk LLC, OLP Austell, LLC, OLP Beavercreek LLC, OLP Southlake, LLC, OLP Roanoke, LLC, OLP Lubbock Venture Limited Partnership, OLP Live Oak Limited Partnership, OLP Henrietta, LLC and ECM Diversified Income & Growth Fund, LLC (incorporated by reference to Exhibit 10.1 to One Liberty Properties, Inc.'s Form 8-K filed on August 10, 2006).

10.13 Purchase and Sale Agreement, dated as of November 22, 2005, between OLP Haverty's LLC and HAVERTACQ 11 LLC (incorporated by reference to
         Exhibit 10.1 to One Liberty Properties, Inc.'s Form 8-K filed on November 23, 2005).

14.1     Code of Business Conduct and Ethics (incorporated by reference to
         Exhibit 14.1 to One Liberty Properties, Inc.'s Form its 8-K filed on March 14, 2006).

21.1     Subsidiaries of Registrant*

23.1     Consent of Ernst & Young LLP*

31.1     Certification of Chairman of the Board and Chief Executive Officer*

31.2     Certification of President*

31.3     Certification of Senior Vice President and Chief Financial Officer*

32.1     Certification of Chairman of the Board and Chief Executive Officer*

32.2     Certification of President*

32.3     Certification of Senior Vice President and Chief Financial Officer*
*  Filed herewith

[PG NUMBER]

                                      F-45

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

       Signature                    Title                            Date
       ---------                    -----                            ----

/s/ Fredric H. Gould            Chairman of the
--------------------            Board of Directors              March 14, 2007
Fredric H. Gould                and Chief Executive Officer


/s/ Patrick J. Callan, Jr.      President and
--------------------------      Director                        March 14, 2007
Patrick J. Callan, Jr.

/s/ Joseph A. Amato
-------------------
Joseph A. Amato                 Director                        March 14, 2007

/s/ Charles Biederman
---------------------
Charles Biederman               Director                        March 14, 2007

/s/ James J. Burns
------------------
James J. Burns                  Director                        March 14, 2007

/s/ Jeffrey A. Gould
--------------------
Jeffrey A. Gould                Director                        March 14, 2007

/s/ Matthew J. Gould
--------------------
Matthew J. Gould                Director                        March 14, 2007

/s/ Marshall Rose
-----------------
Marshall Rose                   Director                        March 14, 2007

/s/ Joseph De Luca
------------------
Joseph De Luca                  Director                        March 14, 2007

/s/  J. Robert Lovejoy
--------------------
J. Robert Lovejoy               Director                        March 14, 2007

/s/  Eugene I. Zuriff
-------------------
Eugene I. Zuriff                Director                        March 14, 2007

/s/ David W. Kalish
-------------------
David W. Kalish                 Senior Vice President and
                                Chief Financial Officer         March 14, 2007

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
One Liberty Properties, Inc. and Subsidiaries

We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting in Item 9A, Controls and Procedures, of Form 10K, that One Liberty Properties, Inc. and Subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of One Liberty Properties, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006 of the Company and our report dated March 14, 2007 expressed an unqualified opinion thereon.


                                            /s/ Ernst & Young LLP
New York, New York
March 14, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders of One Liberty Properties, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of One Liberty Properties, Inc. and Subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of One Liberty Properties, Inc. and Subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of One Liberty Properties, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed an unqualified opinion thereon.


                                                 /s/ Ernst & Young LLP



New York, New York
March 14, 2007


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (Amounts in Thousands, Except Per Share Data)

                                     ASSETS
                                                                                                      December 31,
                                                                                                      ------------
                                                                                               2006                 2005
                                                                                               ----                 ----

Real estate investments, at cost
     Land                                                                                    $ 72,431             $ 53,846
     Buildings and improvements                                                               307,679              226,200
                                                                                              -------             --------
                                                                                              380,110              280,046
Less accumulated depreciation                                                                  28,269               21,924
                                                                                             --------            ---------
                                                                                              351,841              258,122

Investment in unconsolidated joint ventures                                                     7,014               27,335
Cash and cash equivalents                                                                      34,013               26,749
Restricted cash                                                                                 7,409                    -
Unbilled rent receivable                                                                        8,218                6,613
Escrow, deposits and other receivables                                                          2,251                4,027
Investment in BRT Realty Trust at market (related party)                                          831                  717
Deferred financing costs                                                                        3,062                2,822
Other assets (including available-for-sale securities
     at market of $1,372 and $163)                                                              2,145                  744
Unamortized intangible lease assets                                                             5,253                3,454
                                                                                             --------             --------
                                                                                             $422,037             $330,583
                                                                                             ========             ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Mortgages and loan payable                                                              $227,923             $167,472
     Dividends payable                                                                          3,587                3,255
     Accrued expenses and other liabilities                                                     4,391                3,554
     Unamortized intangible lease liabilities                                                   6,011                  783
                                                                                             --------             --------
         Total liabilities                                                                    241,912              175,064
                                                                                             --------             --------
Commitments and contingencies                                                                       -                    -

Stockholders' equity:
     Preferred stock, $1 par value; 12,500 shares authorized;
         none issued                                                                                -                    -
     Common Stock, $1 par value; 25,000 shares authorized;
         9,823 and 9,770 shares issued and outstanding                                          9,823                9,770
     Paid-in capital                                                                          134,826              134,645
     Accumulated other comprehensive income - net unrealized
         gain on available-for-sale securities                                                    935                  818
     Unearned compensation                                                                          -               (1,250)
     Accumulated undistributed net income                                                      34,541               11,536
                                                                                             --------             --------
           Total stockholders' equity                                                         180,125              155,519
                                                                                             --------             --------
                                                                                             $422,037             $330,583
                                                                                             ========             ========

                           See accompanying notes.



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                  (Amounts in Thousands, Except Per Share Data)

                                                                                         Year Ended December 31,
                                                                                         -----------------------
                                                                                 2006             2005              2004
                                                                                 ----             ----              ----

Revenues:
   Rental income                                                               $33,370            $27,232          $20,833
                                                                               -------            -------          -------

Operating expenses:
   Depreciation and amortization                                                 6,995              5,432            4,013
   General and administrative (including $1,317, $1,208,
      and $980, respectively, to related party)                                  5,250              4,140            3,127
   Federal excise tax                                                              490                  -                -
   Real estate expenses                                                            270                344              495
   Leasehold rent                                                                  308                308              119
                                                                              --------           --------         --------
      Total operating expenses                                                  13,313             10,224            7,754
                                                                              --------           --------         --------

Operating income                                                                20,057             17,008           13,079
Other income and expenses:
   Equity in (loss) earnings of unconsolidated joint ventures                   (3,276)             2,102            2,869
   Gain on dispositions of real estate of
      unconsolidated joint ventures                                             26,908                  -                -
   Interest and other income                                                       899                314              386
   Interest:
      Expense                                                                  (12,524)            (9,764)          (8,175)
      Amortization of deferred financing costs                                    (595)              (726)            (499)
   Gain on sale of air rights (2005) and other gains                               228             10,248               60
   Gain on sale of real estate                                                     185                  -               13
                                                                              --------           --------         --------

Income from continuing operations                                               31,882             19,182            7,733
                                                                              --------           --------         --------

Discontinued operations:
   Income from operations                                                          883                193            3,241
   Net gain on sale                                                              3,660              1,905                -
                                                                              --------           --------         --------

Income from discontinued operations                                              4,543              2,098            3,241
                                                                              --------           --------         --------

Net income                                                                     $36,425            $21,280          $10,974
                                                                               =======            =======          =======
Weighted average number of common shares outstanding:
      Basic                                                                      9,931              9,838            9,728
                                                                                 =====              =====            =====
      Diluted                                                                    9,934              9,843            9,744
                                                                                 =====              =====            =====

Net income per common share - basic and diluted:
      Income from continuing operations                                         $ 3.21             $ 1.95           $  .80
      Income from discontinued operations                                          .46                .21              .33
                                                                                ------             ------           ------
Net income per common share                                                     $ 3.67             $ 2.16           $ 1.13
                                                                                ======             ======           ======

Cash distributions per share of common stock                                    $ 1.35             $ 1.32           $ 1.32
                                                                                ======             ======           ======








                  See accompanying notes.



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                   For the Three Years Ended December 31, 2006
                  (Amounts in Thousands, Except Per Share Data)

                                                                                  Accum-
                                                                                  ulated                 Accum-
                                                                                  Other                 ulated
                                                                                  Compre-   Unearned     Undis-
                                           Preferred     Common     Paid-in       hensive    Compen-    tributed
                                             Stock       Stock      Capital       Income      sation    Net Income    Total
                                             -----       -----      -------       ------      ------    ----------    -----



Balances, December 31, 2003                 $       -    $ 9,605     $130,863    $    823   $  (447)   $   5,125     $145,969

Distributions - Common Stock
   ($1.32 per share)                                -          -            -           -         -      (12,853)     (12,853)
Exercise of options                                 -         49          543           -         -            -          592
Shares issued through dividend
   reinvestment plan                                -         72        1,247           -         -            -        1,319
Issuance of restricted stock                        -          -          699           -      (699)           -            -
Restricted stock vesting                            -          2           (2)          -         -            -            -
Compensation expense -
   restricted stock                                 -          -            -           -       220            -          220
Net income                                          -          -            -           -         -       10,974       10,974
       Other comprehensive income -
       net unrealized loss on available-
       for-sale securities                          -          -            -        (106)        -            -         (106)
                                                                                                                      -------
Comprehensive income                                -          -            -           -         -            -       10,868
                                             --------    -------     --------    --------   -------     --------     --------

Balances, December 31, 2004                         -      9,728      133,350         717      (926)       3,246      146,115

Distributions - Common Stock
   ($1.32 per share)                                -          -            -           -         -      (12,990)     (12,990)
Exercise of options                                 -         11          109           -         -            -          120
Shares issued through dividend
   reinvestment plan                                -         31          569           -         -            -          600
Issuance of restricted stock                        -          -          617           -      (617)           -            -
Compensation expense -
   restricted stock                                 -          -            -           -       293            -          293
Net income                                          -          -            -           -         -       21,280       21,280
       Other comprehensive income -
       net unrealized gain on available-
       for-sale securities                          -          -            -         101         -            -          101
                                                                                                                     --------
Comprehensive income                                -          -            -           -         -            -       21,381
                                             --------    -------     --------    --------   -------      -------     --------

Balances, December 31, 2005                         -      9,770      134,645         818    (1,250)      11,536      155,519

Reclassification - upon the adoption
   of FASB No. 123(R)                               -          -       (1,250)          -     1,250            -            -
Distributions - Common Stock
   ($1.35 per share)                                -          -            -           -         -      (13,420)     (13,420)
Exercise of options                                 -          9          101           -         -            -          110
Shares issued through dividend
   reinvestment plan                                -         44          815           -         -            -          859
Compensation expense -
   restricted stock                                 -          -          515           -         -            -          515
Net income                                          -          -            -           -         -       36,425       36,425
       Other comprehensive income -
       net unrealized gain on available-
       for-sale securities                          -          -            -         117         -            -          117
                                                                                                                     --------
Comprehensive income                                -          -            -           -         -            -       36,542
                                            ---------   --------     --------    --------  --------     --------     --------

Balances, December 31, 2006                 $       -   $  9,823     $134,826    $    935 $       -     $ 34,541     $180,125
                                            =========   ========     ========    ======== =========     ========     ========


                                   See accompanying notes.

                                                    ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                                                       Consolidated Statements of Cash Flows
                                                              (Amounts in Thousands)

                                                                                        Year Ended December 31,
                                                                            ----------------------------------------------
                                                                               2006             2005               2004
                                                                               ----             ----               ----

Cash flows from operating activities:
     Net income                                                               $36,425           $21,280          $ 10,974
     Adjustments to reconcile net income to net cash
          provided by operating activities:
     Gain on sale of real estate, air rights and other                         (4,181)          (12,152)              (75)
     Increase in rental income from straight-lining of rent                    (1,763)           (1,311)           (1,037)
     (Increase) decrease in rental income from amortization
         of intangibles relating to leases                                       (187)               29                43
     Provision for valuation adjustment                                             -               469               366
     Amortization of restricted stock expense                                     515               293               220
     Gain on dispositions of real estate related to
         unconsolidated joint ventures                                        (26,908)                -                 -
     Equity in loss (earnings) of unconsolidated joint ventures                 3,276            (2,102)           (2,869)
     Distributions of earnings from unconsolidated joint ventures              24,165             3,108             2,775
     Depreciation and amortization                                              7,091             5,905             4,758
     Amortization of financing costs                                              600               758               503
     Changes in assets and liabilities:
     Increase in escrow, deposits and other receivables                          (945)           (1,640)             (848)
     Increase in accrued expenses and other liabilities                           839               132               891
                                                                            ---------          --------          --------
Net cash provided by operating activities                                      38,927            14,769            15,701
                                                                            ---------          --------          --------
Cash flows from investing activities:
     Purchase of real estate and improvements                                 (79,636)          (59,427)          (49,734)
     Net proceeds from sale of real estate, air rights and other               16,228            34,114             1,302
     Investment in unconsolidated joint ventures                               (1,553)             (282)          (13,149)
     Distributions of return of capital from unconsolidated
         joint ventures                                                        21,264             9,084               662
     Net proceeds from sale of available-for-sale securities                      348                 5                 4
     Purchase of available-for-sale securities                                 (1,364)                -                 -
                                                                            ---------          --------          --------
Net cash used in investing activities                                         (44,713)          (16,506)          (60,915)
                                                                            ---------          --------          --------
Cash flows from financing activities:
     (Repayments) proceeds from bank line of credit, net                            -            (7,600)            7,600
     Proceeds from mortgages payable                                           37,564            64,706            12,150
     Payment of financing costs                                                  (916)           (1,172)             (949)
     Repayment of mortgages payable                                            (4,070)          (21,253)           (2,368)
     Increase in restricted cash                                               (7,409)                -                 -
     Cash distributions - Common Stock                                        (13,088)          (12,966)          (13,023)
     Exercise of stock options                                                    110               120               592
     Issuance of shares through dividend reinvestment plan                        859               600             1,319
                                                                             --------          --------          --------
Net cash provided by financing activities                                      13,050            22,435             5,321
                                                                             --------          --------          --------


Net increase (decrease) in cash and cash equivalents                            7,264            20,698           (39,893)

Cash and cash equivalents at beginning of year                                 26,749             6,051            45,944
                                                                              -------           -------          --------
Cash and cash equivalents at end of year                                      $34,013           $26,749          $  6,051
                                                                              =======           =======          ========




                Continued on next page



                                                    ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
                                                 Consolidated Statements of Cash Flows (Continued)
                                                              (Amounts in Thousands)





                                                                                        Year Ended December 31,
                                                                            ----------------------------------------------
                                                                               2006             2005               2004
                                                                               ----             ----               ----


Supplemental disclosures of cash flow information:
     Cash paid during the year for interest expense                           $12,576           $10,150          $  8,347
     Cash paid during the year for income taxes                                    16                15                18

Supplemental schedule of non-cash investing and financing activities:
     Assumption of mortgages payable in connection with
       purchase of real estate                                                $26,957           $     -           $ 9,854
     Purchase accounting allocations                                           (3,346)            1,655             1,105
     Reclassification of 2005 deposit in connection
       with purchase of real estate                                             2,525                 -                 -
     Additions to real estate included in other liabilities                         -                 -            (1,413)





             See accompanying notes.


                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                December 31, 2006

NOTE 1 -   ORGANIZATION AND BACKGROUND

One Liberty Properties, Inc. (the "Company") was incorporated in 1982 in the state of Maryland. The Company is a self-administered and self-managed real estate investment trust ("REIT"). The Company acquires, owns and manages a geographically diversified portfolio of retail, including retail furniture stores, industrial, office, health and fitness and other properties, a substantial portion of which are under long-term net leases. As of December 31, 2006, the Company owned sixty-five properties, held a 50% tenancy in common interest in one property and participated in seven joint ventures that owned a total of six properties, including two properties that were held for sale.
The seventy-two properties are located in twenty-eight states.

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

Investment in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company (1) is primarily the managing member but does not exercise substantial operating control over these entities pursuant to EITF 04-05, and (2) such entities are not variable-interest entities pursuant to FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities". These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet of the Company and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over 40 years. See Note 4. None of the joint venture debt is recourse to the Company.

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

Purchase Accounting for Acquisition of Real Estate

In accordance with Statement of Financial Accounting Standards No. 141, or SFAS 141, "Business Combinations," the Company allocates the purchase price of real estate to land and building and intangibles, such as the value of above, below and at-market leases and origination costs associated with in-place leases. The Company depreciates the amount allocated to building and intangible assets or liabilities over their estimated useful lives, which generally range from two to forty years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease. The Company assesses fair value of the leases based on estimated cash flow projections that utilize appropriate discount rates and available market information. With respect to the Company's acquisition of a property in December 2006, the fair value of its in-place lease and other intangibles have been allocated on a preliminary basis and is subject to change.

As a result of its evaluation under SFAS 141 of the acquisitions made, the Company recorded additional deferred intangible lease assets of $2,210,000 and $1,732,000, representing the value of the acquired above market leases and assumed lease origination costs for the years ended December 31, 2006 and 2005, respectively. The Company also recorded additional deferred intangible lease liabilities of $5,556,000 and $77,000, representing the value of the acquired below market leases for the years ended December 31, 2006 and 2005, respectively. The Company recognized a net increase in rental revenue of $187,000 for the amortization of the above/below market leases for the year ended 2006 and recognized a net reduction in rental revenue of $29,000 for the amortization of the above/below market leases for the year ended 2005. The Company recognized amortization expense of $233,000 and $150,000 relating to lease origination costs, resulting from the reallocation of the purchase price of the acquired properties for the years ended 2006 and 2005, respectively. At December 31, 2006 and 2005, accumulated amortization of intangible lease assets was $758,000 and $385,000, respectively. At December 31, 2006 and 2005, accumulated amortization of intangible lease liabilities was $448,000 and $119,000, respectively.

The unamortized balance of intangible lease assets at December 31, 2006 will be deducted from future operations through 2025 as follows:

                2007                       $  460,000
                2008                          454,000
                2009                          441,000
                2010                          441,000
                2011                          441,000
                Thereafter                  3,016,000
                                           ----------
                                           $5,253,000
                                           ==========

The unamortized balance of intangible lease liabilities at December 31, 2006 will be added to future operations through 2022 as follows:

                2007                       $  438,000
                2008                          404,000
                2009                          404,000
                2010                          404,000
                2011                          404,000
                Thereafter                  3,957,000
                                           ----------
                                           $6,011,000
                                           ==========

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

Restricted Cash

Restricted cash consists of a cash deposit as required by a certain loan payable for collateral. (See Note 5.)

Escrow, Deposits and Other Receivables

Includes $815,000 and $883,000 at December 31, 2006 and 2005, respectively, of restricted cash relating to real estate taxes, insurance and other escrows.

Depreciation and Amortization

Depreciation of buildings and improvements is computed on the straight-line method over an estimated useful life of 40 years for commercial properties and 27 1/2 years for its residential property. Depreciation ceases when a property is deemed "held for sale". Leasehold interest is amortized over the initial lease term of the leasehold position. Depreciation expense, including amortization of the leasehold position, amounted to $6,762,000, $5,282,000 and $3,868,000 for the three years ended December 31, 2006, 2005 and 2004, respectively.

Leasehold Rent

Ground lease payments on a leasehold position are computed on the straight line method.

Deferred Financing Costs

Mortgage and credit line costs are deferred and amortized on a straight-line basis over the terms of the respective debt obligations, which approximates the effective interest method. At December 31, 2006 and 2005, accumulated amortization of such costs was $1,939,000 and $1,367,000, respectively.

Federal Income Taxes

The Company has qualified as a real estate investment trust under the applicable provisions of the Internal Revenue Code. Under these provisions, the Company will not be subject to federal income taxes on amounts distributed to stockholders providing it distributes substantially all of its taxable income and meets certain other conditions.

Distributions made during 2006 and 2005 included approximately -0-% and 18%, respectively, to be treated by the stockholders as return of capital and 67% and 5%, respectively, as capital gain distributions, with the balance to be treated as ordinary income.

Investment in Equity Securities

The Company determines the appropriate classification of equity securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At December 31, 2006, all marketable securities have been classified as available-for-sale and, as a result, are stated at fair value. Unrealized gains and losses on available-for-sale securities are recorded as accumulated other comprehensive income in the stockholders' equity section.

The Company's investment in 30,048 common shares of BRT Realty Trust ("BRT"), a related party of the Company, (accounting for less than 1% of the total voting power of BRT), purchased at a cost of $97,000, has a fair market value at December 31, 2006 of $831,000. At December 31, 2006, the total cumulative unrealized gain of $935,000 on all investments in equity securities is reported as accumulated other comprehensive income in the stockholders' equity section.

Realized gains and losses are determined using the average cost method and is included in "Interest and other income" on the income statement. During 2006, 2005 and 2004, sales proceeds and gross realized gains and losses on securities classified as available-for-sale were:

                              2006       2005          2004
                             ----        ----          ----

Sales proceeds             $348,000   $   5,000    $    4,000
                           ========   =========    ==========
Gross realized losses      $  3,000   $   1,000    $        -
                           ========   =========    ==========
Gross realized gains       $111,000   $       -    $    2,000
                           ========   =========    ==========

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

Restricted cash: The carrying amount reported in the balance sheet for this instrument approximates its fair value.

Investment in equity securities: Since these investments are considered "available-for-sale", they are reported in the balance sheet based upon quoted market prices.

Mortgages and loan payable: At December 31, 2006, the estimated fair value of the Company's mortgages and loan payable exceeded their carrying value by approximately $1,880,000, assuming a market interest rate of 6.25%.

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

While the Company's properties are located in twenty-eight states, 17.9%, 17.6% and 22.8% of the Company's rental revenues were attributable to properties located in Texas and 17.2%, 20.2% and 25.6% of the Company's rental revenues were attributable to properties located in New York for the years ended December 31, 2006, 2005 and 2004, respectively. No other state contributed over 10% to the Company's rental revenues.

On April 7, 2006, the Company acquired eleven retail furniture stores, located in six states, net leased to a single tenant pursuant to a master lease. The basic term of the net lease expires August 14, 2022, with several renewal options. For the year ended December 31, 2006, these properties generated rental revenues of $3,559,000, or 10.7% of the Company's total revenues. No tenant contributed over 10% of the Company's rental revenues for the years ended December 31, 2005 and 2004.

Earnings Per Common Share

Basic earnings per share was determined by dividing net income applicable to common stockholders for each year by the weighted average number of shares of Common Stock outstanding during each year.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts exercisable for or convertible into Common Stock were exercised or converted or resulted in the issuance of Common Stock that then shared in the earnings of the Company. Diluted earnings per share was determined by dividing net income applicable to common stockholders for each year by the total of the weighted average number of shares of Common Stock outstanding plus the dilutive effect of the Company's outstanding options (2,315, 4,738 and 16,288 shares for the years ended 2006, 2005 and 2004, respectively) using the treasury stock method.

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

During the year ended December 31, 2005, one of the Company's joint ventures determined that the fair value of one of the five properties owned by it was lower than its carrying value and recorded a provision for valuation adjustment of $2,562,000, of which the Company's share was $1,281,000. During the year ended December 31, 2006, the joint venture wrote down the property by an additional $600,000 based on an updated evaluation of market conditions in the geographic area in which the property is located, of which the Company's share was $300,000. The provisions were recorded as direct write downs on the balance sheet of the joint venture.

During the year ended December 31, 2006, another of the Company's joint ventures determined that the fair value of a vacant property owned by it was lower than its carrying value and recorded a provision for valuation adjustment of $960,000, of which the Company's share was $480,000. The provision was based on an evaluation of market conditions in the area in which the property is located. The provision was recorded as a direct write down on the balance sheet of the joint venture.

In accordance with FIN 47, "Accounting for Conditional Asset Retirement Obligations", the Company records a conditional asset retirement obligation ("CARO") if the liability can be reasonable estimated. A CARO is an obligation that is settled at the time the asset is retired or disposed of and for which the timing and/or method of settlement are conditional on future events. The Company currently does not have any known conditions that would require remediation.

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

Share Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payments", effective January 1, 2006. SFAS No. 123R established financial accounting and reporting standards for stock-based employee compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer, or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. The statement also defined a fair value based method of accounting for an employee stock option or similar equity instrument whereby the fair-value is recorded based on the market value of the common stock on the grant date and is amortized to general and administrative expense over the respective vesting periods.

New Accounting Pronouncements

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

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No.157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The Company is evaluating SFAS No. 157 and has not yet determined the impact the adoption will have on the consolidated financial statements, but it is not expected to be significant.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108"), which became effective for the fiscal year ended December 31, 2006. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. The adoption of SAB No. 108 did not have a material effect on the consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159") SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The Standard's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is evaluating SFAS No. 159 and has not yet determined the impact the adoption will have on the consolidated financial statements, but it is not expected to be significant.

Reclassification

Certain amounts reported in previous financial statements have been reclassified in the accompanying financial statements to conform to the current year's presentation primarily to present discontinued operations for the sale of a property in 2006.

NOTE 3 - REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS

During the year ended December 31, 2006, the Company purchased twenty-two single tenant properties in eleven states for a total consideration of $111,872,000.

The rental properties owned at December 31, 2006 are leased under noncancellable operating leases to corporate tenants with current expirations ranging from 2007 to 2038, with certain tenant renewal rights. Virtually all of the lease agreements are net lease arrangements which require the tenant to pay not only rent but all the expenses of the leased property including maintenance, taxes, utilities and insurance. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.

The minimum future rentals to be received over the next five years and thereafter on the operating leases in effect at December 31, 2006 are as follows:

              Year Ending
              December 31,                                 (In Thousands)
              ------------                                 --------------
                  2007                                         $ 36,092
                  2008                                           35,944
                  2009                                           34,951
                  2010                                           35,239
                  2011                                           34,065
                  Thereafter                                    260,525
                                                               --------
                  Total                                        $436,816
                                                               ========

Included in the minimum future rentals are rentals from a property owned in fee (ground lease) by an unrelated third party. The Company pays annual fixed leasehold rent of $237,500 through July 2009 with 25% increases every five years through March 3, 2020 and has a right to extend the lease for up to five 5-year and one seven month renewal options.

At December 31, 2006, the Company has recorded an unbilled rent receivable aggregating $8,218,000, representing rent reported on a straight-line basis in excess of rental payments required under the initial term of the respective leases. This amount is to be billed and received pursuant to the lease terms during the next nineteen years. The minimum future rentals presented above include amounts applicable to the repayment of these unbilled rent receivables.

Sales of Air Rights, Other and Real Estate

During July 2006, the Company sold excess acreage to an unrelated third party for a sales price of $975,000 and realized a gain of $185,000.

During February 2006, the Company sold an option it owned to buy an interest in certain property adjacent to one of the Company's properties and realized a gain of $228,000.

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

In August 2004, the Company realized a gain of $60,000 resulting from its grant of an underground easement to a power company at one of its properties. In July 2004, the Company sold a retail property, which had been vacant since February 2003, for a sales price of $1,340,000 and realized a gain of $13,000. The net operating loss for the property was $74,000 for the year ended December 31, 2004.

Unaudited Pro Forma Information

On April 7, 2006, the Company acquired eleven retail furniture stores, located in six states, leased to a single tenant pursuant to a master lease. The properties were acquired for a purchase price, before closing costs, of approximately $51,200,000, with approximately $22,250,000 paid in cash, $2,000,000 borrowed under the Company's line of credit and the remainder through the assumption of a mortgage of approximately $26,957,000. The basic term of the net lease expires August 14, 2022, with several renewal options. As a result of its evaluation of this acquisition under SFAS 141 and 142, the Company recorded a deferred asset of $843,000, representing assumed lease origination costs and it also recorded a deferred liability of $5,112,000 representing the net value of the acquired below market lease. These deferred amounts will be written off over the initial lease term and the Company will recognize additional rental income from the amortization of the deferred liability and additional amortization expense relating to the amortization of the deferred lease origination costs.

On December 20, 2006, the Company acquired an industrial property located in Baltimore, Maryland, leased to a single tenant. The property was acquired for a purchase price of approximately $32,200,000, with approximately $9,200,000 paid in cash and the remainder through a mortgage of approximately $23,000,000. The basic term of the net lease expires March 2022, with several renewal options. As a result of its preliminary evaluation under SFAS 141 and 142 of this acquisition, the Company recorded a deferred asset of $461,000, representing assumed lease origination costs and it also recorded a deferred liability of $110,000 representing the net value of the acquired below market lease. These deferred amounts will be written off over the initial lease term and the Company will recognize additional rental income from the amortization of the deferred liability and additional amortization expense relating to the amortization of the deferred lease origination costs. Payments to be received under an agreement entered into with the seller of the property, since the property was not producing adequate rent at the time of the acquisition, will be recorded as a reduction to building and improvements rather than rental income in accordance with Emerging Issues Task Force ("EITF") Issue 85-27, "Recognition of Receipts from Made-Up Rental Shortfalls".

The following table summarizes, on an unaudited pro forma basis, the combined results of continuing operations of the Company for the years ended December 31, 2006 and 2005 as though the acquisitions of these properties in 2006 were completed on January 1, 2005. The information does not purport to be indicative of what the operating results of the Company would have been had the acquisitions been consummated on January 1, 2005. Results of operations acquired are included in the consolidated statements of income from the date of acquisition. (Amounts in thousands, except per share data.)



                                                                                     2006                 2005
                                                                                     ----                 ----

              Pro forma revenues                                                     $35,888             $33,724
              Pro forma income from continuing operations                             31,298              20,020
              Pro forma common shares:
                  Basic                                                                9,931               9,838
                  Diluted                                                              9,934               9,843
              Pro forma income from continuing operations
                  Basic                                                                $3.15               $2.04
                  Diluted                                                              $3.15               $2.03


NOTE 4 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company is a member in seven unconsolidated joint ventures which own and operate six properties as of December 31, 2006. Summaries of the two most significant joint ventures in which the Company was designated the managing member are below.

At December 31, 2006, the Company owns a 50% equity interest in two joint ventures with MTC Investors LLC ("MTC"), an unrelated entity. Approval of both members of these two joint ventures is needed for all material decisions including property acquisitions, financing and transfer of interest. During the year ended December 31, 2006, the first joint venture (Joint Venture #1) sold five megaplex stadium-style movie theaters and the second joint venture (Joint Venture #2) sold one partial stadium-style movie theater located in Brooklyn, NY and three megaplex stadium-style movie theaters. The remaining real estate asset, owned by Joint Venture #2, is a vacant parcel of land located in Monroe, NY, that was sold on March 14, 2007.

The following tables present condensed financial statements for the two movie theater joint ventures at December 31, 2006 and for the year then ended. All such operations were discontinued as a result of property sales during 2006 and the remaining asset is considered held for sale. (Amounts in thousands):



              Condensed Balance Sheets                                  Joint Venture #1             Joint Venture #2
              ------------------------                                  ----------------             ----------------

              Cash and cash equivalents                                  $         77                 $      354
              Property held for sale                                                -                         40 (A)
              Other assets, including investment in
                 Access Integrated Technologies, Inc.
                 Class A common stock                                               -                        429(B)
                                                                         ------------                 ----------
              Total assets                                               $         77                 $      823
                                                                         ============                 ==========

              Other liabilities                                          $         90                 $      228
              Equity                                                              (13)                       595
                                                                         -------------                ----------
              Total liabilities and equity                               $         77                 $      823
                                                                         ============                 ==========

              Company's equity investment                                $         (7)                $      291
                                                                         ============                 ==========



              Condensed Statements of Operations                        Joint Venture #1           Joint Venture #2
              ----------------------------------                        ----------------           ----------------

              Rental income                                                 $   5,572                 $    3,596
                                                                            ---------                 ----------

              Depreciation and amortization                                       481                        337
              Operating expenses (C)                                              388                        124
              Provision for valuation adjustment of
                 real estate                                                        -                        600 (A)
                                                                           ----------                 ----------
              Total operating expenses                                            869                      1,061
                                                                           ----------                 ----------

              Operating income                                                  4,703                      2,535
              Other income and expenses:
                  Interest income                                                   -                          9
                  Interest:
                     Expense                                                   (1,866)                    (1,448)
                      Mortgage prepayment premium and
                         fees (D)                                              (4,942)                    (5,596)
                     Amortization of deferred
                        financing costs                                           (52)                       (24)
                   Gain on sale of properties (D)                              35,167                     20,498
                   Gain on sale of AIXD stock                                       -                        166 (B)
                                                                           ----------                 ----------
              Net income attributable to members                           $   33,010                 $   16,140
                                                                           ==========                 ==========

              Company's share of net income                                $   16,505                 $    8,070
                                                                           ==========                 ==========

              Amount recorded in income statement:
                 From operations                                           $   (1,099)                $   (2,179)
                 From gain on sale of properties                               16,659 (E)                 10,249
                                                                           ----------                 ----------
                                                                           $   15,560                 $    8,070
                                                                           ==========                 ==========
              Distributions received by the Company:
                 From operations                                           $   15,560                 $    8,106
                                                                           ==========                 ==========
                 From capital                                              $   12,724                 $    7,236
                                                                           ==========                 ==========

        (A) The remaining real estate is a vacant parcel of land located in Monroe, NY, that was sold on March 14, 2007 for a consideration of approximately $1,250. This property has a nominal book value after provisions for valuation adjustment of $600 and $2,562 taken as direct write downs on the balance sheet during the years ended December 31, 2006 and 2005, respectively.

        (B) The joint venture owned 40,000 restricted shares of Class A common stock of Access Integrated Technologies, Inc. (NASDAQ:AIXD), the parent company of a former tenant of the joint venture. In April 2006, the joint venture sold 20,000 shares of the AIXD stock and realized a gain on sale of $166. The closing price per share of AIXD at December 31, 2006 was $8.72.

        (C) Includes management fees of $52 and $33, respectively, paid to Majestic Property Management Corp. ("Majestic"), a company wholly owned by the Chairman of the Board of Directors and Chief Executive Officer and in which certain executive officers of the Company are officers and from which such officers receive compensation. The management fee is equal to 1% of rent paid by the tenants. In addition, Majestic was paid a fee of $8 for supervision of improvements to a property.

        (D) On October 5, 2006, the joint ventures sold eight of their movie theater properties to a single unrelated purchaser for an aggregate sales price of $136,658 and realized a gain, for book purposes, after expenses, fees and brokerage commissions, of $49,077. The joint ventures paid a prepayment premium of $9,707 on the outstanding mortgage loans secured by the properties which were sold. In connection with this sale, a brokerage commission totaling $1,277 was paid to Majestic. In addition, the joint ventures paid an aggregate bonus of $90 to two other officers of the Company (neither of whom are officers of Majestic) for their efforts in connection with this sale.

        On September 13, 2006, Joint Venture #2 sold a movie theater property located in Brooklyn, New York to an unrelated party for a consideration of $16,000 and realized a gain of $6,588. The joint venture paid a premium of $831 in connection with the prepayment of the mortgage loan secured by this property.

        (E) The difference between the carrying amount of the Company's investment in the joint venture and the underlying equity in net assets was a premium amortized as an adjustment to equity in earnings of unconsolidated joint ventures over 40 years. The unamortized premium balance was approximately $924 at October 5, 2006 when the real estate assets of the joint venture were sold and thus, such balance was offset against gain on disposition of real estate related to unconsolidated ventures.

The following tables present condensed financial statements for the two movie theater joint ventures at December 31, 2005 and for the year then ended. All such operations were discontinued as a result of property sales during 2006 and the remaining asset is considered held for sale. (Amounts in thousands):



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
                                                                            =========                  =========

              Company's equity investment                                   $  12,706 (C)              $   7,632
                                                                            =========                  =========

              Condensed Statements of Operations                        Joint Venture #1           Joint Venture #2
              ----------------------------------                        ----------------           ----------------
              Rental income                                                $    7,351                  $   5,415
                                                                           ----------                  ---------

              Depreciation and amortization                                     1,154                        810
              Operating expenses (D)                                              301                        130
                                                                           ----------                 ----------
              Total operating expenses                                          1,455                        940
                                                                           ----------                 ----------

              Operating income                                                  5,896                      4,475

              Other income and expenses:
                  Interest and other income                                         3                          -
                  Interest:
                     Expense                                                   (2,515)                    (1,989)
                     Amortization of deferred
                        financing costs                                           (70)                       (32)
                                                                           ----------                  ---------
              Income from continuing operations                                 3,314                      2,454
              Loss from discontinued operations                                     -                     (2,583) (A)
                                                                           ----------                 ----------
              Net income (loss) attributable to members                    $    3,314                 $     (129)
                                                                           ==========                 ==========

              Company's share of net income (loss)                         $    1,657                 $      (65)
                                                                           ==========                 ==========






NOTE 4 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

              Amount recorded in income statement                          $    1,637(C)              $      (65)
                                                                           ==========                 ==========

              Distributions received by the Company:
                 From operations                                           $    1,645                 $      840
                                                                           ==========                 ==========
                 From capital                                              $       39                 $      235
                                                                           ==========                 ==========

        (A) During the year ended December 31, 2005, the joint venture determined that the fair value of one of the five properties owned by it, where the joint venture was funding the construction of a six screen movie theater, located in Monroe, NY, pursuant to the lease entered into with the former tenant, was lower than its carrying value. The lease with the former tenant was terminated by mutual agreement in September 2004 and construction was suspended. The joint venture was seeking alternative uses for this property and also offered this property for sale. Included in loss from discontinued operations is a provision for valuation adjustment of $2,562 which is based on a third party appraisal which values the land only and a report by an independent engineering firm which estimates the value of the construction completed to date, against which management has taken a significant discount. The provision was recorded as a direct write down on the balance sheet.

        (B) During February 2005, the tenant/operator of one of the joint venture's movie theaters, located in Brooklyn, NY, who had the same principal as the tenant described in (A) above, sold its business to an independent third party. In consideration of the joint venture's consent to the lease assignment and a lease amendment and its waiver of the requirement for a security deposit under the amended lease, the joint venture received 40,000 restricted shares of Class A common stock of Access Integrated Technologies, Inc., the new tenant's parent company (NASDAQ:AIXD). The closing price per share on the date of the transaction for these shares was $4.40 and at December 31, 2005 was $10.38. These shares have certain restrictions regarding the disposition thereof.

        (C) The difference between the carrying amount of the Company's investment in the joint venture and the underlying equity in net assets is a premium amortized as an adjustment to equity in earnings of unconsolidated joint ventures over 40 years.

        (D) Includes management fees of $68 and $51, respectively, paid to Majestic. The management fee is equal to 1% of rent paid by the tenants.

The remaining five unconsolidated joint ventures each own one property. At December 31, 2006 and 2005, the Company's equity investment in these five joint ventures totaled $6,730,000 and $6,997,000, respectively. The December 31, 2006 balance is net of distributions, including distributions received in 2006 of $1,823,000 received from these five joint ventures, including a $1,061,000 distribution of financing proceeds the Company received from one of its joint ventures. These five unconsolidated joint ventures contributed $2,000 and $530,000 in equity earnings for the years ended December 31, 2006 and 2005, respectively. The $2,000 equity in earnings for the year ended December 31, 2006 is net of a $960,000 provision for valuation adjustment, of which the Company's share is $480,000, recorded by the joint venture against its vacant property. The joint venture had determined that the fair value of this vacant property was lower than its carrying value based on an evaluation of market conditions in the area in which the property is located.

Mortgage brokerage fees relating to financings of two joint venture properties in 2005 aggregating $156,000, were paid by the two ventures to Majestic. These fees were deferred and are being amortized over the life of the respective mortgages. In addition, one of these joint ventures paid Majestic $12,000 in management fees for each of the years ended December 31, 2006 and 2005.

NOTE 5 - DEBT OBLIGATIONS

Mortgages Payable

At December 31, 2006, there are thirty-six outstanding mortgages payable, all of which are secured by first liens on individual real estate investments with an aggregate carrying value before accumulated depreciation, as adjusted for intangibles, of $351,811,000. The mortgages bear interest at rates ranging from 5.13% to 8.8%, and mature between 2007 and 2037. The weighted average interest rate was 6.4% for the years ended December 31, 2006 and 2005.

Scheduled principal repayments during the next five years and thereafter are as follows:
              Year Ending
              December 31,                               (In Thousands)
              ------------                               --------------
                  2007                                      $   4,573
                  2008                                         12,788
                  2009                                          9,834
                  2010                                         22,090
                  2011                                          8,353
                  Thereafter                                  163,638
                                                            ---------
                  Total                                     $ 221,276
                                                            =========
Loan Payable

At December 31, 2006, there is one outstanding loan payable with a balance of $6,647,000, which is collateralized by cash held in escrow and shown on the balance sheet as restricted cash. The loan bears interest at a rate of 6.25% and matures December 1, 2018. The loan was originally a mortgage collateralized by a movie theater property the Company owned in California. During 2006, the property was sold and cash was substituted for collateral at 110% of the principal balance at the date of sale. The mortgagee will place the loan on a suitable replacement property for a 2% fee on the then principal balance. The Company still retains the right to prepay the loan and pay the normal prepayment penalty but has determined not to do so at this time.

Scheduled principal repayments during the next five years and thereafter are as follows:

              Year Ending
              December 31,                               (In Thousands)
              ------------                               --------------
                 2007                                     $      144
                 2008                                            154
                 2009                                            164
                 2010                                            174
                 2011                                            185
                 Thereafter                                    5,826
                                                          ----------
                 Total                                    $    6,647
                                                          ==========

Line of Credit

The Company has a $62,500,000 revolving credit facility ("Facility") with VNB New York Corp. (formerly Valley National Bank), Bank Leumi USA, Israel Discount Bank of New York and Manufacturers and Traders Trust Company. The Facility matures on March 31, 2007 and provides that the Company pay interest at the lower of LIBOR plus 2.5% or at the bank's prime rate on funds borrowed and an unused facility fee of 1/4%. The Company paid $636,000 in fees and closing costs relating to the Facility increase which are being amortized over the term of the Facility.

The Company is in the process of amending its existing revolving credit facility which will extend its maturity date from March 31, 2007 to March 31, 2010 and reduce the interest rate to the lower of LIBOR plus 2.15% or at the bank's prime rate on funds borrowed. In connection with the amendment, the Company will pay a commitment fee and other expenses totaling approximately $650,000, and substantially all material covenants will remain the same.

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

NOTE 7 - PUBLIC OFFERING

A shelf registration statement, which was declared effective by the U.S. Securities and Exchange Commission on October 2, 2003, allows the Company to sell common stock from time to time in one or more public offerings (at prices and terms to be determined at the time of the offering) up to an aggregate public offering price of $200,000,000. Approximately $132,000,000 remains available for issuance under the shelf registration statement.

NOTE 8 - RELATED PARTY TRANSACTIONS

At December 31, 2006 and 2005, Gould Investors L.P. ("Gould"), a related party, owned 830,911 and 818,679 shares of the common stock of the Company or approximately 8% of the equity interest. During 2006, Gould purchased 12,232 shares of the Company through the Company's dividend reinvestment plan.

The Company reimbursed Gould for allocated expenses and paid fees to companies wholly owned by the Chairman of the Board of Directors and Chief Executive Officer and in which certain executive officers of the Company are officers and from which such officers receive compensation ("Majestic Entities"). The Company's policy is to receive terms in transactions with affiliates that are at least as favorable to the Company as similar transactions the Company would enter into with unaffiliated persons. Such fees and costs paid directly by the Company are as follows:

                                            Years Ended December 31,
                                            ------------------------
                                   2006              2005            2004
                                   ----              ----            ----
Allocated expenses (A)          $1,317,000       $1,208,000      $ 980,000
Mortgage brokerage fees (B)        100,000          543,000        122,000
Sales commissions (C)              152,000          404,000         47,000
Management fees (D)                 15,000           42,000         58,000
Supervisory fees (E)                41,000           37,000         26,000
                                ----------       ----------      ---------
Total fees                      $1,625,000       $2,234,000     $1,233,000
                                ==========       ==========     ==========

The Company's unconsolidated joint ventures paid the following fees to Majestic Property Management Corp. ("Majestic"), one of the Majestic Entities. Such amounts represent 100% of the fees paid by the joint ventures, of which the Company's share is 50%:

                                            Years Ended December 31,
                                            ------------------------
                                     2006            2005        2004
                                     ----            ----        ----
Mortgage brokerage fees (F)      $        -      $ 156,000    $       -
Sales commissions (G)             1,277,000              -            -
Management fees (H)                  97,000        131,000      108,000
Supervisory fees (I)                  8,000              -            -
                                 ----------      ---------    ---------
Total fees                       $1,382,000      $ 287,000    $ 108,000
                                 ==========      =========    =========


(A) The Company reimbursed Gould for allocated general and administrative expenses and payroll based on estimated time incurred by various employees pursuant to a Shared Services Agreement. At December 31, 2006 and 2005, $241,000 and $268,000 remain unpaid and is reflected in accrued expenses on the balance sheet. This does not include payments under a direct lease, effective July 2005, with a subsidiary of Gould, for approximately 1,200 square feet, expiring in 2011, at an annual rent of $40,000, increasing 3% per year.

(B) Fees paid to Majestic relating to mortgages placed on nine, eleven and three of the Company's properties for the years ended December 31, 2006, 2005 and 2004, respectively, for mortgages in the aggregate amounts of $12,900,000, $57,706,000 and $13,976,000. Except for two of the mortgages, where the fees were .5% and .8% of the principal balance, all fees were 1% of the principal balances of the mortgages. These fees were deferred and are being amortized over the life of the respective mortgages.

(C) Fees paid to Majestic Entities relating to the sales of one property, two properties and air rights, and one property for the years ended December 31, 2006, 2005 and 2004, respectively, for aggregate sales prices of $15,227,000, $30,524,000 and $1,340,000, respectively. Such fees were based on 1% of the sales price in 2006, 1% to 2% of the sales price in 2005 and 3.5% of the sales price in 2004.

(D) Fees paid to Majestic relating to management of one, two and two of the Company's properties for the years ended December 31, 2006, 2005 and 2004, respectively. Such fees were based on 2% to 4% of rent collections.

(E) Fees paid to Majestic for supervision of improvements to properties. Such fees are generally based on 8% of the cost of the improvements.

(F) Fees paid to Majestic relating to mortgages placed on two joint venture properties for mortgages in the aggregate amount of $17,500,000. These fees, ranging from .8% to 1% of the principal balance of the mortgages, were deferred and are being amortized over the life of the respective mortgages.

(G) Fee paid to Majestic relating to the sale by two of the Company's joint ventures of eight movie theater properties at approximately 1% of the aggregate sales price.

(H) Fees paid to Majestic for the management of ten joint venture properties at 1% of rent collections.

(I) Fee paid to Majestic for supervision of improvements to a property at 8% of the cost of the improvements.

See Note 4 for further information regarding the Company's unconsolidated joint ventures.

New Compensation and Services Agreement

Effective as of January 1, 2007, the Company entered into a compensation and services agreement with Majestic Property Management Corp., a company wholly-owned by our Chairman and Chief Executive Officer and in which certain of the Company's executive officers are officers and from which they receive compensation. Under the terms of the agreement, Majestic assumed the Company's obligations to make payments to Gould (and other affiliated entities) under the shared services agreement and agreed to provide to the Company the services of all affiliated executive, administrative, legal, accounting and clerical personnel that the Company has heretofore utilized on a part-time (as needed) basis and for which the Company had paid, as a reimbursement, an allocated portion of the payroll expenses of such personnel in accordance with the shared services agreement. Since Majestic and its affiliates will arrange for such personnel for the Company, it will no longer incur any allocated payroll expenses. Under the terms of the agreement, Majestic (or its affiliates) will continue to provide to the Company certain property management services, property acquisition, sales and leasing services and mortgage brokerage services that it has provided to the Company in the past, and the Company will not incur any fees or expenses for such services except for the annual fees described below. As consideration for providing to the Company the services of such personnel and property management services (including construction supervisory services), property acquisition, sales and leasing counseling services and mortgage brokerage services, the Company will pay Majestic an annual fee of $2,125,000 in 2007, in equal monthly installments. Majestic will credit against the fee payments due to it under the agreement any management or other fees received by it from any joint venture in which the Company is a joint venture partner (exclusive of fees paid by the tenant in common on a property located in Los Angeles, California). In addition, the agreement calls for the Company to pay compensation to the Company's Chairman of $250,000 per annum, an increase from $50,000. The Company also agreed to make an additional payment to Majestic of $175,000 in 2007 for the Company's share of all direct office expenses, such as rent, telephone, postage, computer services, internet usage, etc., previously allocated to the Company under the shared services agreement. The annual payments the Company makes to Majestic will be negotiated each year by the Company and Majestic, and will be approved by the Company's Audit Committee and the Company's independent directors. The annual payments will be based upon the prior years' experience and a budget prepared by Majestic.

NOTE 9 -  STOCK OPTIONS AND RESTRICTED STOCK

Stock Options

On December 6, 1996, the directors of the Company adopted the 1996 Stock Option Plan (Incentive/Nonstatutory Stock Option Plan), which was approved by the Company's stockholders in June 1997. The options granted under the Plan were granted at per share amounts at least equal to their fair market value at the date of grant, were cumulatively exercisable at a rate of 25% per annum, commencing six months after the date of grant, and expired five years after the date of grant. A maximum of 225,000 shares of common stock of the Company were reserved for issuance to employees, officers, directors, consultants and advisors to the Company, of which none are available for grant at December 31, 2006.

Changes in the number of common shares under all option arrangements are summarized as follows:


                                                                            Years Ended December 31,
                                                                      ----------------------------------------
                                                                      2006               2005            2004
                                                                      ----               ----            ----


  Outstanding at beginning of period                                   9,000            19,500           68,688
  Exercised                                                           (9,000)          (10,500)         (49,188)
  Outstanding at end of period                                             -             9,000           19,500
  Exercisable at end of period                                             -             9,000           19,500
  Option price per share outstanding                                       -            $12.19      $11.125-$12.19




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

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate, management believes the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The Company has elected not to present pro forma information for 2006, 2005 and 2004 because the impact on the reported net income and earnings per share is immaterial.

  Restricted Stock

  The Company's 2003 Stock Incentive Plan (the "Incentive Plan"), approved by the Company's stockholders in June 2003, provides for the granting of restricted shares. The maximum number of shares of the Company's common stock that may be issued pursuant to the Incentive Plan is 275,000. The restricted stock grants are valued at the fair value as of the date of the grant and specify vesting upon the fifth anniversary of the date of grant and under certain circumstances may vest earlier. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the balance sheet until they vest. The value of such grants are initially deferred, and amortization of amounts deferred is being charged to operations over the respective vesting periods.


                                                                               Years Ended December 31,
                                                                      ----------------------------------------
                                                                       2006              2005             2004
                                                                       ----              ----             ----

  Restricted share grants                                              50,050            40,750           35,700
  Average per share grant price                                   $     20.66        $    19.05       $    19.58
  Recorded as deferred compensation                               $ 1,034,000        $  776,000       $  699,000
  Total charge to operations                                      $   515,000        $  293,000       $  220,000

  Non-vested shares:
    Non-vested beginning of period                                     92,725            60,300           26,350
    Grants                                                             50,050            40,750           35,700
    Vested during period                                                    -                 -           (1,750)
    Forfeitures                                                        (2,600)           (8,325)               -
                                                                    ---------         ---------        ---------
    Non-vested end of period                                          140,175            92,725           60,300
                                                                    =========         =========        =========


Through December 31, 2006, a total of approximately 142,000 shares were issued and approximately 133,000 shares remain available for grant pursuant to the Incentive Plan, and approximately $1,750,000 remains as deferred compensation and will be charged to expense over the remaining weighted average vesting period of approximately 3.1 years. On February 28, 2007, 51,225 shares were issued as restricted share grants having an aggregate value of approximately $1,255,000.

NOTE 10 - DISTRIBUTION REINVESTMENT PLAN

In May 1996, the Company implemented a Distribution Reinvestment Plan (the "Plan"). The Plan provides owners of record of 100 shares or more of its common and/or preferred stock the opportunity to reinvest cash distributions in newly-issued common stock of the Company at a 5% discount from the market price. No open market purchases are made under the Plan. During the years ended December 31, 2006, 2005 and 2004, the Company issued 43,970, 31,441 and 72,214 common shares, respectively, under the Plan.

NOTE 11 - DISCONTINUED OPERATIONS

During the years ended December 31, 2006 and 2005, the Company sold one and five properties, respectively. In accordance with SFAS 144, "Accounting for Impairment or Disposal of Long Lived Assets," the Company recorded the results of operations and the related gain as income from discontinued operations.

The following is a summary of income from discontinued operations for the years ended December 31, 2006, 2005 and 2004 (in thousands):

                                                                              Years Ended December 31,
                                                                              ------------------------
                                                                       2006              2005             2004
                                                                       ----              ----             ----


  Revenues, primarily rental income                                   $ 1,362           $ 2,387          $ 5,309
                                                                      -------           -------          -------

  Depreciation and amortization                                            97               474              745
  Real estate expenses                                                     47               698              734
  Interest expense                                                        335               553              223
  Provision for valuation adjustment
    of real estate                                                          -               469              366
                                                                      -------           -------          -------
  Total expenses                                                          479             2,194            2,068
                                                                      -------           -------          -------

  Income from discontinued
    operations before gain on sale                                        883               193            3,241

  Net gain on sale of discontinued operations                           3,660 (A)         1,905                -
                                                                     --------           -------         --------

  Income from discontinued operations                                $  4,543           $ 2,098         $  3,241
                                                                     ========           =======         ========


(A) The $3,660 gain has been deferred for federal tax purposes in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended.

  Real estate investment, net of accumulated depreciation, and mortgage payable for the one property sold during 2006 was $11,193,000 and $6,783,000, respectively, at December 31, 2005.


  NOTE 12 -  FORMER PRESIDENT RESIGNATION AND CONTINGENCIES

  In July 2005, Jeffrey Fishman resigned as the Company's president, chief executive officer and a member of its Board of Directors following the discovery of what appeared to be inappropriate financial dealings by Mr. Fishman with a tenant of a movie theater property located in Brooklyn, NY, owned by a joint venture in which the Company is a 50% venture partner and the managing member. The Company reported this matter to the Securities and Exchange Commission in July 2005. The Audit Committee of the Board of Directors conducted an investigation of this matter and related matters and retained special counsel to assist the committee in the investigation. The investigation was completed and the Audit Committee and its special counsel, based on the materials gathered and interviews conducted found no evidence that any other officer or employee of the Company was aware of, or knowingly assisted in Mr. Fishman's inappropriate financial dealings.

  On August 12, 2005, the tenant of the Brooklyn, NY theater property, (referred to in the preceding paragraph), Pritchard Square Cinema LLC, and Pritchard Square LLC, commenced litigation in the Supreme Court of the State of New York, Nassau County against the Company, certain of its affiliated entities, Mr. Fishman and Britannia Management, LLC ("Britannia"), a company which the Company believes is owned and/or controlled by Mr. Fishman. Pritchard Square LLC was the seller and Pritchard Square Cinema LLC was the tenant of the Brooklyn, NY property which was acquired in a "sale and leaseback transaction" by the joint venture. The tenant of the Brooklyn, NY theater sold its business operations and assigned its interest as tenant under its lease to an unaffiliated entity in February 2005. In the litigation, the tenant and its related entity allege that it or its affiliates paid $815,000 in the aggregate to Mr. Fishman and/or Britannia. As against Mr. Fishman, Britannia, the Company and affiliated entities, the complaint alleges fraud, breach of contract, intentional tort, negligent supervision, respondeat superior, negligent misrepresentation, tortious interference with prospective economic relations and conduct in violation of the Racketeer Influenced and Corrupt Organizations Act ("RICO"). The damages sought in the complaint are $9 million plus punitive damages, interest and costs and a demand for treble damages under RICO. The Brooklyn, NY property was sold by the joint venture in September 2006. (See Note 4.)

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

  Motions were made by both parties to consolidate the two actions and the Court has ordered a consolidation of the actions for all purposes. On March 14, 2007, the consolidated actions were settled with respect to Pritchard Square Cinema LLC, Pritchard Square LLC, Norman Aide (the principal of both Pritchard Square entities) and certain other persons associated or affiliated with the Pritchard Square entities and Mr. Aide (Pritchard Square parties). The litigation commenced by the Company and certain of its affiliated entities against Mr. Fishman, his wife and Britannia will continue. Under the terms of a settlement agreement entered into between Pritchard Square parties and the Company, a designee of Pritchard Square purchased from a joint venture in which the Company is a 50% joint venture partner, a property located in Monroe, New York for a consideration of $1,250,000.

  On June 21, 2006 the Company announced that it had received notification of a formal order of investigation from the SEC. Management believes that the matters being investigated by the SEC focus on the improper payments received by Mr. Fishman. The SEC has also requested information regarding "related party" transactions between the Company and entities affiliated with it and with certain of the Company's officers and directors and compensation paid to certain of the Company's executive officers by those affiliates. The Company's Audit Committee (and its counsel), having previously conducted an investigation regarding Mr. Fishman's inappropriate financial dealings, conducted an investigation concerning "related party transactions", which has been substantially completed. The Company's direct legal expenses related to these investigations totaled $726,000 and $560,000 in the years ended December 31, 2006 and 2005, respectively.


  NOTE 13 - COMMITMENTS AND CONTINGENCIES

  The Company maintains a non-contributory defined contribution pension plan covering eligible employees and officers. Contributions by the Company are made through a money purchase plan, based upon a percent of qualified employees' total salary as defined. Pension expense approximated $90,000, $60,000 and $56,000 during the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, $25,000 remains unpaid and is included in accrued expenses and other liabilities on the consolidated balance sheet.

  In the ordinary course of business the Company is party to various legal actions which management believes are routine in nature and incidental to the operation of the Company's business. Management believes that the outcome of the proceedings will not have a material adverse effect upon the Company's consolidated statements taken as a whole.

  NOTE 14 - TAXES

  The Company elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code, commencing with its taxable year ended December 31, 1983. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its stockholders. It is management's current intention to adhere to these requirements and maintain the Company's REIT status. As a REIT, the Company generally will not be subject to corporate level federal, state and local income tax on taxable income it distributes currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal, state and local income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even though the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and to federal excise taxes on its undistributed taxable income.

  During the year ended December 31, 2006, the Company recorded a $490,000 accrual of Federal excise tax which is based on taxable income generated but not yet distributed. Included in general and administrative expenses for the years ended December 31, 2006, 2005 and 2004 are state tax expense of $143,000, $140,000 and $107,000, respectively.

  Reconciliation Between Financial Statement Net Income and Federal Taxable
  Income:

  The following unaudited table reconciles financial statement net income to federal taxable income for the years ended December 31, 2006, 2005 and 2004 (amounts in thousands):



                                                              2006           2005           2004
                                                            Estimate        Actual         Actual
                                                            --------        ------         ------

              Net income                                   $36,425          $21,280       $10,974
              Straight line rent adjustments                  (343)          (1,602)       (1,205)
              Financial statement gain on sale
                in excess of tax gain (A)                   (3,660)         (11,287)            -
              Rent received in advance, net                     77             (590)          275
              Financial statement provisions for
                valuation adjustment                           780            1,751           366
              Fee income subject to tax,
                not recorded for books                           -                -           134
              Financial statement adjustment for
                above/below market leases                     (252)            (118)          188
              Restricted stock expense, non-deductible         515              294           189
              Financial statement depreciation
                in excess of tax depreciation                  770              537           207
              Other adjustments                                (47)              59            35
                                                           -------          -------       -------

              Federal taxable income                       $34,265          $10,324       $11,163
                                                           =======          =======       =======


              (A) Amounts include $3,660 GAAP gain on sale of real estate and $10,248 GAAP gain on sale of air rights for the years ended December 31, 2006 and 2005, respectively, which were deferred for federal tax purposes in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended.

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction:

The following unaudited table reconciles cash dividends paid with the dividends paid deduction for the years ended December 31, 2006, 2005 and 2004 (amounts in thousands):


                                                                               2006           2005         2004
                                                                             Estimate        Actual       Actual
                                                                             --------        ------       ------

              Cash dividends paid                                            $13,420        $12,990       $12,854
              Dividend reinvestment plan (B)                                      59             37            57
                                                                             -------        -------       -------
                                                                              13,479         13,027        12,911
              Less: Spillover dividends designated to
                        following year (C)                                         -         (3,265)       (3,235)
              Less: Return of capital                                              -         (2,623)       (1,109)
              Plus: Spillover dividends designated from
                        prior year                                             3,265          3,235         2,646
              Plus: Dividends designated from
                        following year (D)                                    17,571              -             -
                                                                             -------        -------       -------

              Dividends paid deduction (E)                                   $34,315        $10,374       $11,213
                                                                             =======        =======       =======



              (B) Amount reflects the 5% discount on the Company's common shares purchased through the dividend reinvestment plan.

              (C) The entire dividend paid in January 2006 and 2005 was considered 2006 and 2005 dividends, respectively, as it was in excess of the Company's accumulated earnings and profits through 2005 and 2004, respectively.

              (D) This amount will be paid no later than the October 2007 dividend.

              (E) Dividends paid deduction is slightly higher than federal taxable income in 2006, 2005 and 2004 so as to account for adjustments made to federal taxable income as a result of the impact of the alternative minimum tax.

NOTE 15 - QUARTERLY FINANCIAL DATA (Unaudited):
                (In Thousands, Except Per Share Data)



                                                                          Quarter Ended
                                                                                                               Total
                                           March 31      June 30         September 30      December 31        For Year
                                           --------      -------         ------------      -----------        --------

2006

Rental revenues as previously
     reported                               $7,584         $8,562            $8,615            $8,912           $33,673
Revenues from discontinued
     operations (A)                           (303)             -                 -                 -              (303)
                                            ------         ------            ------            ------           -------
Revenues (B)                                $7,281         $8,562            $8,615            $8,912           $33,370
                                            ======         ======            ======            ======           =======

Income from continuing
     operations                             $2,932         $2,639            $5,534 (C)       $20,777 (D)       $31,882
Income from discontinued
     operations                                138            553               201             3,651             4,543
                                            ------         ------            ------           -------           -------

Net income                                  $3,070         $3,192            $5,735 (C)       $24,428 (D)       $36,425
                                            ======         ======            ======           =======           =======

Weighted average number of common shares outstanding:
     Basic                                   9,894          9,930             9,937             9,963             9,931
     Diluted                                 9,897          9,934             9,940             9,963             9,934

Net income per common share - basic and diluted:
     Income from continuing
       operations                           $  .30         $  .26            $  .56            $ 2.09            $ 3.21 (E)
     Income from
       discontinued operations                 .01            .06               .02               .37               .46 (E)
                                            ------         ------            ------            ------            ------
Net income                                  $  .31         $  .32            $  .58            $ 2.46            $ 3.67 (E)
                                            ======         ======            ======            ======            ======



        (A) Excludes revenues from discontinued operations which were previously excluded from total revenues as previously reported in the June, September and December 2006 quarters.
        (B) Amounts have been adjusted to give effect to the Company's discontinued operations in accordance with Statement No. 144.
        (C) Includes $3,294 (or $.33 per common share) from gain on disposition of real estate related to unconsolidated joint venture.
        (D) Includes $23,614 (or $2.37 per common share) from gain on dispositions of real estate related to unconsolidated joint ventures.
        (E)    Calculated on weighted average shares outstanding for the year.

                (In Thousands, Except Per Share Data)



                                                                        Quarter Ended
                                                                                                    Total
                                            March 31     June 30     September 30   December 31    For Year
                                            --------     -------     ------------   -----------    --------

2005

Rental revenues as previously
     reported                               $7,106        $7,174       $7,107          $7,545        $28,932
Revenues from discontinued
     operations (F)                           (633)         (461)        (303)           (303)        (1,700)
                                            ------        ------       ------          ------        -------
Revenues (G)                                $6,473        $6,713       $6,804          $7,242        $27,232
                                            ======        ======       ======          ======        =======

Income from continuing
     operations                             $2,728       $12,763 (H)   $1,026          $2,665        $19,182
Income (loss) from discontinued
     operations                                 (5)          520          703             880          2,098
                                            ------       -------       ------          ------        -------

Net income                                  $2,723       $13,283 (H)   $1,729          $3,545        $21,280
                                            ======       =======       ======          ======        =======
Weighted average number of
     common shares outstanding:
     Basic                                   9,795         9,841        9,852           9,863          9,838
     Diluted                                 9,802         9,845        9,857           9,868          9,843

Net income per common share - basic and diluted:
     Income from continuing
        operations                          $  .28        $ 1.30       $  .11           $ .27         $ 1.95 (I)
     Income from
        discontinued operations                  -           .05          .07             .09            .21 (I)
                                            ------        ------       ------           -----         ------
Net income                                  $  .28        $ 1.35       $  .18           $ .36         $ 2.16 (I)
                                            ======        ======       ======           =====         ======





     (F) Excludes revenues from discontinued operations which were previously excluded from total revenues as previously reported in the September and December 2005 quarters.
     (G) Amounts have been adjusted to give effect to the Company's discontinued operations in accordance with Statement No. 144.
     (H) Includes $10,248 (or $1.04 per common share) from the sale of air rights.
     (I)   Calculated on weighted average shares outstanding for the year.



                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

       Schedule III - Consolidated Real Estate and Accumulated Depreciation

                                December 31, 2006

                             (Amounts in Thousands)






                                                                      Cost           Gross Amount at Which Carried at
                                                                   Capitalized               December 31, 2006
                                               Initial Cost      to Acquisition                Buildings
                                                to Company          Improve-                     and
                        Encumbrances       Land       Buildings      ments        Land       Improvements        Total
                        ------------       ----       ---------      -----        ----       ------------        -----
Free Standing
Retail Locations:
-----------------

11 Properties -
   Note 1                  $26,561        $10,286      $45,414       $    -      $10,286        $ 45,414        $55,700

Miscellaneous               85,949         30,178      119,041          921       30,178         119,962        150,140


Flex Buildings:
---------------

Miscellaneous               12,396          3,780       15,125          407        3,780          15,532         19,312

Office Buildings:
-----------------

Parsippany, NJ              16,699          6,055       23,300            -        6,055          23,300         29,355

Miscellaneous               17,400          3,537       13,688        2,524        3,537          16,212         19,749


Apartment Building:
-------------------

Miscellaneous                4,372          1,110        4,439            -        1,110           4,439          5,549


Industrial:
-----------

Baltimore, MD               23,000          6,530       25,769            -        6,530          25,769         32,299

Miscellaneous               18,559          8,722       37,206           57        8,722          37,263         45,985

Theater:
--------
Miscellaneous                6,328              -        8,328            -            -           8,328          8,328

Health Clubs:
-------------
Miscellaneous               10,012          2,233        8,729        2,731        2,233          11,460         13,693
                          --------        -------     --------       ------      -------        --------       --------


                          $221,276        $72,431     $301,039       $6,640      $72,431        $307,679       $380,110
                          ========        =======     ========       ======      =======        ========       ========




                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

       Schedule III - Consolidated Real Estate and Accumulated Depreciation

                                December 31, 2006

                             (Amounts in Thousands)






                                                                                      Life on Which
                                                                                     Depreciation in
                                                                                      Latest Income
                                                         Date of                      Statement is
                                        Accumulated     Construc-       Date            Computed
                                       Depreciation       tion        Acquired           (Years)
                                       ------------       ----        --------           -------

Free Standing
Retail Locations:
-----------------

11 Properties -
   Note 1                                $    804        Various       4/7/06              40

Miscellaneous                              13,905        Various       Various             40


Flex Buildings:
---------------


Miscellaneous                               2,305        Various       Various             40


Office Buildings:
-----------------

Parsippany, NJ                                752         1997         9/16/05             40

Miscellaneous                               2,090        Various       Various             40


Apartment Building:
-------------------

Miscellaneous                               2,025         1910         6/14/94           27.5


Industrial:
-----------

Baltimore, MD                                  27         1960         12/20/06            40

Miscellaneous                               3,629       Various        Various             40

Theater:
--------
Miscellaneous                               1,292         2000         8/10/04           15.6

Health Clubs:
-------------
Miscellaneous                               1,440       Various        Various             40
                                           ------


                                          $28,269
                                          =======

       Note 1 - These 11 properties are retail furniture stores covered by one master lease and one loan that is secured by crossed mortgages. They are located in six states (Georgia, Kansas, Kentucky, South Carolina, Texas and Virginia) and no individual property is greater than 5% of the Company's total assets.







                  ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

                              Notes To Schedule III
              Consolidated Real Estate And Accumulated Depreciation

  (a) Reconciliation of "Real Estate and Accumulated Depreciation"
                                        (Amounts In Thousands)

                                                                          Year Ended December 31,
                                                               2006                2005             2004
                                                               ----                ----             ----

  Investment in real estate:

  Balance, beginning of year                                 $280,046            $247,183          $191,471

  Addition: Land, buildings and
      improvements                                            112,462              57,772            57,427

  Deductions:
      Cost of properties sold                                 (12,398)            (24,440)           (1,349)
      Valuation allowance (c)                                       -                (469)             (366)
                                                             --------            --------          --------

  Balance, end of year                                       $380,110            $280,046          $247,183
                                                             ========            ========          ========


  Accumulated depreciation:

  Balance, beginning of year                                  $21,924            $ 18,647         $  14,155

  Addition: depreciation                                        6,857               5,755             4,614

  Deductions:
      Accumulated depreciation
      related to properties sold                                 (512)             (2,478)             (122)
                                                             --------            --------          --------

  Balance, end of year                                       $ 28,269            $ 21,924          $ 18,647
                                                             ========            ========          ========


  (b) The aggregate cost of the properties is approximately $18,541 lower for federal income tax purposes at December 31, 2006.

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

                                  Exhibit 21.1

                           SUBSIDIARIES OF THE COMPANY

    Company                                            State of Organization
    -------                                            ---------------------

OLP Texas, Inc.                                               Texas
OLP-TSA Georgia, Inc.                                         Georgia
OLP Dixie Drive Houston, Inc.                                 Texas
OLP Greenwood Village, Colorado, Inc.                         Colorado
OLP Ft. Myers, Inc.                                           Florida
OLP Rabro Drive Corp.                                         New York
OLP Columbus, Inc.                                            Ohio
OLP Mesquite, Inc.                                            Texas
OLP South Highway Houston, Inc.                               Texas
OLP Selden, Inc.                                              New York
OLP Palm Beach, Inc.                                          Florida
OLP New Hyde Park, Inc.                                       New York
OLP Champaign, Inc.                                           Illinois
OLP Batavia, Inc.                                             New York
OLP Hanover PA, Inc.                                          Pennsylvania
OLP Grand Rapids, Inc.                                        Michigan
OLP El Paso, Inc.                                             Texas
OLP Plano, Inc.                                               Texas
OLP Baltimore, MD, Inc.                                       Maryland
OLP Hauppauge, LLC                                            New York
OLP Ronkonkoma, LLC                                           New York
OLP Plano 1, L.P.                                             Texas
OLP El Paso 1, L.P.                                           Texas
OLP Plano, LLC                                                Delaware
OLP El Paso 1, LLC                                            Delaware
OLP Hanover 1, LLC                                            Pennsylvania
OLP Theaters, LLC                                             Delaware
OLP Movies, LLC                                               Delaware
OLP Tucker, LLC                                               Georgia
OLP Lake Charles, LLC                                         Louisiana
OLP Marcus Drive, LLC                                         New York
OLP Sommerville, LLC                                          Massachusetts
OLP Newark, LLC                                               Delaware
OLP Texas, LLC                                                Delaware
OLP GP Inc.                                                   Texas
OLP Texas 1, L.P.                                             Texas
OLP Los Angeles, Inc.                                         California
OLP Chula Vista Corp.                                         California
OLP Knoxville LLC                                             Tennessee
OLP Athens LLC                                                Delaware
OLP NNN Manager LLC                                           Delaware
OLP Greensboro LLC                                            Delaware
OLP South Milwaukee Manager LLC                               Delaware
OLP Onalaska LLC                                              Delaware
OLP Saint Cloud LLC                                           Minnesota
OLP CC Antioch LLC                                            Tennessee
OLP CC Fairview Heights LLC                                   Illinois
OLP CC Ferguson LLC                                           Missouri
OLP CC St. Louis LLC                                          Missouri
OLP CC Florence LLC                                           Kentucky
OLP Tomlinson LLC                                             Pennsylvania
OLP Parsippany LLC                                            Delaware
OLP Veterans Highway LLC                                      New York
OLP Haverty's LLC                                             Delaware
OLP Havertportfolio L.P.                                      Delaware
OLP Havertportfolio GP LLC                                    Delaware
OLP Maine LLC                                                 Delaware
OLP 6609 Grand LLC                                            Delaware
OLP Savannah LLC                                              Delaware
OLP Baltimore LLC                                             Delaware
OLP LA-MS LLC                                                 Delaware

                                  Exhibit 23.1

            Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the Registration Statements (i) on Form S-3 (No. 333-108765) and in the related Prospectus; (ii) on Form S-8 (No. 333-101681) pertaining to the 1996 Stock Option Plan; and (iii) on Form S-8 (No. 333-104461) pertaining to the 2003 Incentive Plan of One Liberty Properties, Inc., of our reports dated March 14, 2007, with respect to the consolidated financial statements and schedule of One Liberty Properties, Inc., One Liberty Properties, Inc. management's assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of One Liberty Properties, Inc., included in this Annual Report (Form 10-K) for the year ended December 31, 2006.


                                        /s/ Ernst & Young LLP


New York, New York
March 14, 2007

                                  Exhibit 31.1

                                  CERTIFICATION

   I, Fredric H. Gould, Chairman of the Board and Chief Executive Officer of One Liberty Properties, Inc., certify that:

    1. I have reviewed this Annual Report on Form 10-K for the fiscal year ended December 31, 2006 of One Liberty Properties, Inc.;

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


Date:   March 14, 2007
                                       /s/ Fredric H. Gould
                                       --------------------
                                       Fredric H. Gould
                                       Chairman of the Board and
                                       Chief Executive Officer

                                  Exhibit 31.2

                                  CERTIFICATION

   I, Patrick J. Callan, Jr., President of One Liberty Properties, Inc., certify that:

    1. I have reviewed this Annual Report on Form 10-K for the fiscal year ended December 31, 2006 of One Liberty Properties, Inc.;

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


Date:   March 14, 2007

                                        /s/ Patrick J. Callan, Jr.
                                        --------------------------
                                            Patrick J. Callan, Jr.
                                            President

                                  Exhibit 31.3

                                  CERTIFICATION

   I, David W. Kalish, Senior Vice President and Chief Financial Officer of One Liberty Properties, Inc., certify that:

    1. I have reviewed this Annual Report on Form 10-K for the fiscal year ended December 31, 2006 of One Liberty Properties, Inc.;

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


Date:   March 14, 2007

                                       /s/ David W. Kalish
                                       -------------------
                                           David W. Kalish
                                           Senior Vice President and
                                           Chief Financial Officer

                                  EXHIBIT 32.1

       CERTIFICATION OF CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

The undersigned, Fredric H. Gould, Chairman of the Board and Chief Executive Officer of One Liberty Properties, Inc. (the "Registrant"), does hereby certify to his knowledge, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Annual Report on Form 10-K for the year ended December 31, 2006 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: March 14, 2007             /s/ Fredric H. Gould
                                 --------------------
                                 Fredric H. Gould
                                 Chairman of the Board and
                                 Chief Executive Officer

                                    EXHIBIT 32.2

                           CERTIFICATION OF PRESIDENT

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)


The undersigned, Patrick J. Callan, Jr., President of One Liberty Properties, Inc. (the "Registrant"), does hereby certify to his knowledge, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Annual Report on Form 10-K for the year ended December 31, 2006 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   March 14, 2007              /s/ Patrick J. Callan, Jr.
                                    --------------------------
                                        Patrick J. Callan, Jr.
                                        President

                                   EXHIBIT 32.3

       CERTIFICATION OF SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)


The undersigned, David W. Kalish, Senior Vice President and Chief Financial Officer of One Liberty Properties, Inc. (the "Registrant"), does hereby certify to his knowledge, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that based upon a review of the Annual Report on Form 10-K for the year ended December 31, 2006 of the Registrant, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and


(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:   March 14, 2007           /s/ David W. Kalish
                                 -----------------------------
                                 David W. Kalish
                                 Senior Vice President and Chief
                                 Financial Officer