Form 10-Q
period 2007-03-31
ONE LIBERTY PROPERTIES INC
filed 2007-05-09
CIK 712770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

OR

☐  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Commission File Number 001-09279

ONE LIBERTY PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	13-3147497
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

60 Cutter Mill Road, Great Neck, New York	11021
(Address of principal executive offices)	(Zip code)

(516) 466-3100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐  Accelerated Filer ☒  Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 7, 2007, the registrant had 10,055,881 shares of common stock outstanding.

Part I - FINANCIAL INFORMATION

Item 1 Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Real estate investments, at cost
Land	$72,428	$72,431
Buildings and improvements	307,427	307,679
	379,855	380,110
Less accumulated depreciation	30,284	28,269
	349,571	351,841

Investment in unconsolidated joint ventures	7,497	7,014
Cash and cash equivalents	32,692	34,013
Restricted cash	7,500	7,409
Unbilled rent receivable	8,838	8,218
Escrow, deposits and other receivables	2,086	2,251
Investment in BRT Realty Trust at market (related party)	907	831
Deferred financing costs	3,586	3,062
Other assets (including available-for-sale securities at market of $1,731 and $1,372)	2,628	2,145
Unamortized intangible lease assets	5,288	5,253

Total assets	$420,593	$422,037

Liabilities and Stockholders’ Equity
Liabilities:
Mortgages and loan payable	$226,753	$227,923
Dividends payable	3,612	3,587
Accrued expenses and other liabilities	4,218	4,391
Unamortized intangible lease liabilities	5,793	6,011

Total liabilities	240,376	241,912

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	-	-
Common stock, $1 par value; 25,000 shares authorized; 9,843 and 9,823 shares issued and outstanding	9,843	9,823
Paid-in capital	135,436	134,826
Accumulated other comprehensive income - net unrealized gain on available-for-sale securities	863	935
Accumulated undistributed net income	34,075	34,541

Total stockholders’ equity	180,217	180,125

Total liabilities and stockholders’ equity	$420,593	$422,037

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Rental income	$9,593	$7,281

Operating expenses:
Depreciation and amortization	2,087	1,496
General and administrative (including $574
and $331, respectively, to related parties)	1,696	1,103
Federal excise tax	36	-
Real estate expenses	71	58
Leasehold rent	77	77
Total operating expenses	3,967	2,734

Operating income	5,626	4,547

Other income and expenses:
Equity in earnings of unconsolidated
joint ventures	144	774
Gain on disposition of real estate of
unconsolidated joint venture	583	-
Interest and other income	584	216
Interest:
Expense	(3,735)	(2,693)
Amortization of deferred financing costs	(161)	(139)
Gain on sale of option to purchase property	-	227

Income from continuing operations	3,041	2,932

Income from discontinued operations	105	138

Net income	$3,146	$3,070

Weighted average number of
common shares outstanding:
Basic	10,001	9,894
Diluted	10,001	9,897

Net income per common share - basic and diluted:
Income from continuing operations	$.30	$.30
Income from discontinued operations	.01	.01
Net income per common share	$.31	$.31

Cash distributions per share of common stock	$.36	$.33

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three month period ended March 31, 2007 (Unaudited)
and the year ended December 31, 2006
(Amounts in Thousands)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income	Unearned Compen- sation	Accumulated Undistributed Net Income	Total
Balances, January 1, 2006	$9,770	$134,645	$818	$(1,250)	$11,536	$155,519

Reclassification upon the adoption of FASB No. 123 (R)	-	(1,250)	-	1,250	-	-
Distributions - common stock	-	-	-	-	(13,420)	(13,420)
Exercise of options	9	101	-	-	-	110
Shares issued through dividend reinvestment plan	44	815	-	-	-	859
Issuance of restricted stock	-	-	-	-	-	-
Compensation expense - restricted stock	-	515	-	-	-	515
Net income	-	-	-	-	36,425	36,425
Other comprehensive income- net unrealized gain on available-for-sale securities	-	-	117	-	-	117
Comprehensive income						36,542

Balances, December 31, 2006	9,823	134,826	935	-	34,541	180,125

Distributions - common stock	-	-	-	-	(3,612)	(3,612)
Shares issued through dividend reinvestment plan	20	451	-	-	-	471
Compensation expense - restricted stock	-	159	-	-	-	159
Net income	-	-	-	-	3,146	3,146
Other comprehensive income- net unrealized loss on available-for-sale securities	-	-	(72)	-	-	(72)
Comprehensive income						3,074

Balances, March 31, 2007	$9,843	$135,436	$863	$-	$34,075	$180,217

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$3,146	$3,070
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale	(117)	(227)
Increase in rental income from straight-lining of rent	(620)	(360)
(Increase) decrease in rental income from amortization of intangibles relating to leases	(63)	8
Amortization of restricted stock expense	159	106
Equity in earnings of unconsolidated joint ventures	(144)	(774)
Gain on disposition of real estate related to unconsolidated joint venture	(583)	-
Distributions of earnings from unconsolidated joint ventures	124	740
Depreciation and amortization	2,087	1,554
Amortization of financing costs	161	140
Changes in assets and liabilities:
(Increase) decrease in escrow, deposits and other receivables	31	(273)
Increase in accrued expenses and other liabilities	(149)	(254)
Net cash provided by operating activities	4,032	3,730

Cash flows from investing activities:
Purchase of real estate and improvements	(30)	(161)
Distributions of return of capital from unconsolidated joint ventures	87	80
Net proceeds from sale of option to purchase property	-	227
Net proceeds from sale of available-for-sale securities	158	4
Purchase of available-for-sale securities	(506)	-
Net cash (used in) provided by investing activities	(291)	150

Cash flows from financing activities:
Repayment of mortgages payable	(1,170)	(908)
Payment of financing costs	(685)	(8)
Increase in restricted cash	(91)	-
Cash distributions - common stock	(3,587)	(3,255)
Issuance of shares through dividend reinvestment plan	471	202
Net cash used in financing activities	(5,062)	(3,969)

Net decrease in cash and cash equivalents	(1,321)	(89)

Cash and cash equivalents at beginning of period	34,013	26,749

Cash and cash equivalents at end of period	$32,692	$26,660

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,565	$2,792

See accompanying notes to consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Organization and Background

One Liberty Properties, Inc. (the “Company”) was incorporated in 1982 in the state of Maryland. The Company is a self-administered and self-managed real estate investment trust (“REIT”). The Company acquires, owns and manages a geographically diversified portfolio of retail, including retail furniture stores, industrial, office, flex, health and fitness and other properties, a substantial portion of which are under long-term net leases. As of March 31, 2007, the Company owns 65 properties, holds a 50% tenancy in common interest in one property and participates in seven joint ventures which own a total of five properties, including one vacant property that is held for sale. The 71 properties are located in 28 states.

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of March 31, 2007 and 2006 and for the three months ended March 31, 2007 and 2006 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results for the full year.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The consolidated financial statements include the accounts and operations of One Liberty Properties, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). Material intercompany items and transactions have been eliminated. The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company (1) is primarily the managing member but does not exercise substantial operating control over these entities pursuant to EITF 04-05, and (2) such entities are not variable-interest entities pursuant to FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities”. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions.

Certain amounts reported in previous consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current year's presentation.

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Note 3 - Earnings Per Common Share

For the three months ended March 31, 2007 and 2006, basic earnings per share were determined by dividing net income for the period by the weighted average number of shares of the Company’s Common Stock outstanding, which includes unvested restricted stock during each period.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 3 - Earnings Per Common Share (Continued)

Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts exercisable for, or convertible into, Common Stock were exercised or converted or resulted in the issuance of Common Stock that shared in the earnings of the Company. For the three months ended March 31, 2007 and 2006, diluted earnings per share were determined by dividing net income for the period by the total of the weighted average number of shares of Common Stock outstanding plus the dilutive effect of the Company’s outstanding options (-0- and 3,468 for the three months ended March 31, 2007 and 2006, respectively) using the treasury stock method.

Note 4 - Investment in Unconsolidated Joint Ventures

At March 31, 2007 the Company is a member in seven unconsolidated joint ventures which own and operate five properties. The Company is the managing member of two joint ventures, which are between the Company and MTC Investors LLC, an unrelated party, which sold its nine movie theater properties in September and October 2006. After these sales, the one remaining real estate asset of these two joint ventures was a vacant parcel of land located in Monroe, New York which was sold on March 14, 2007 for a consideration of $1,250,000 to a former tenant of the joint venture as part of an overall settlement of a litigation with that former tenant. See Note 12. This property had a net book value of $40,000 after direct write downs totaling $3,162,000 taken in prior periods. In the three months ended March 31, 2007, the joint venture realized a gain on sale of this property of $1,166,000, of which the Company’s 50% share is $583,000. At March 31, 2007 and December 31, 2006, the Company’s equity investment in these two joint ventures totaled $838,000 and $284,000, respectively, and they contributed $4,000 and $661,000 in equity earnings for the three months ended March 31, 2007 and 2006, respectively.

The remaining five unconsolidated joint ventures each own one property. At March 31, 2007 and December 31, 2006, the Company’s equity investment in these five joint ventures totaled $6,659,000 and $6,730,000, respectively. These unconsolidated joint ventures contributed $140,000 and $113,000 in equity earnings for the three months ended March 31, 2007 and 2006, respectively.

Note 5 - Line of Credit

On March 15, 2007 the Company closed an amendment to its existing $62,500,000 revolving credit facility (“Facility”) with VNB New York Corp. (formerly Valley National Bank), Bank Leumi USA, Israel Discount Bank of New York and Manufacturers and Traders Trust Company. The amendment extended its maturity date from March 31, 2007 to March 31, 2010 and reduced the interest rate to the lower of LIBOR plus 2.15% (formerly 2.5%) or the bank’s prime rate on funds borrowed. The facility provides for an unused facility fee of ¼%. Substantially all material covenants remained the same. In connection with the amendment, the Company paid approximately $650,000 in fees and closing costs which are being amortized over the term of the Facility.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 6 - New Compensation and Services Agreement

Effective as of January 1, 2007, the Company entered into a Compensation and Services Agreement with Majestic Property Management Corp., a company wholly-owned by the Company’s Chairman and Chief Executive Officer and in which certain of the Company’s executive officers are officers and from which they receive compensation. Under the terms of the agreement, Majestic assumed the Company’s obligations to make payments to Gould Investors LP (and other affiliated entities) under the Shared Services Agreement and agreed to provide to the Company the services of all affiliated executive, administrative, legal, accounting and clerical personnel that the Company has heretofore utilized on a part-time (as needed) basis and for which the Company had paid, as a reimbursement, an allocated portion of the payroll expenses of such personnel in accordance with the Shared Services Agreement. Accordingly, the Company will no longer incur any allocated payroll expenses. Under the terms of the agreement, Majestic (or its affiliates) will continue to provide to the Company certain property management services, property acquisition, sales and leasing services and mortgage brokerage services that it has provided in the past, and the Company will not incur any fees or expenses for such services except for the annual fees described below. As consideration for providing to the Company the services of such personnel, property management services, property acquisition, sales and leasing counseling services and mortgage brokerage services, in 2007 the Company will pay Majestic an annual fee of $2,125,000 and an additional payment of $175,000 for the Company’s share of all direct office expenses. In addition to the annual fee, the agreement calls for the Company to pay to the Company’s Chairman and Chief Executive Officer, compensation of $250,000 per annum.

Note 7 - Discontinued Operations

The following is a summary of income from discontinued operations, for the three months ended March 31, 2007 and 2006 applicable to the property sold on October 5, 2006 and to the five properties sold in the year ended December 31, 2005 (amounts in thousands):

	Three Months Ended
	March 31,
	2007	2006

Rental income	$-	$303
Other income	115	-
Total revenues	115	303

Depreciation and amortization	-	58
Real estate expenses	10	-
Interest expense	-	107
Total expenses	10	165

Income from discontinued operations	$105	$138

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 8 - Common Stock Dividend Distribution

On March 13, 2007, the Board of Directors declared a quarterly cash distribution of $.36 per share, totaling $3,612,000, on the Company's Common Stock which was paid on April 4, 2007 to stockholders of record on March 26, 2007.

Note 9 - Comprehensive Income

Comprehensive income for the three months ended March 31, 2007 and 2006 are as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net income	$3,146	$3,070
Other comprehensive income -
Unrealized (loss) gain on
available-for-sale securities	(72)	109
Comprehensive income	$3,074	$3,179

Accumulated other comprehensive income, which is solely comprised of the net unrealized gain on available-for-sale securities was $863,000 and $935,000 at March 31, 2007 and December 31, 2006, respectively.

Note 10 - Restricted Stock

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments”, effective January 1, 2006. SFAS No. 123R established financial accounting and reporting standards for stock-based employee compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer, or the employer incurs liabilities to employees in amounts based on the price of the employer’s stock. The statement also defined a fair value based method of accounting for an employee stock option or similar equity instrument whereby the fair-value is recorded based on the market value of the common stock on the grant date and is amortized to general and administrative expense over the respective vesting periods.

The Company’s 2003 Stock Incentive Plan (the “Incentive Plan”), approved by the Company’s stockholders in June 2003, provides for the granting of restricted shares. The maximum number of shares of the Company’s common stock that may be issued pursuant to the Incentive Plan is 275,000. The restricted stock grants are valued at the fair value as of the date of the grant and specify vesting upon the fifth anniversary of the date of grant and under certain circumstances may vest earlier. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the balance sheet until they vest. The value of such grants is initially deferred, and amortization of amounts deferred is being charged to operations over the respective vesting periods.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 10 - Restricted Stock (Continued)

	Three Months Ended
	March 31,
	2007	2006
Restricted share grants	51,225	50,050
Average per share grant price	$24.50	$20.66
Recorded as deferred compensation	$1,255,000	$1,034,000

Total charge to operations,
all outstanding restricted grants	$159,000	$106,000

Non-vested shares:
Non-vested beginning of period	140,175	92,725
Grants	51,225	50,050
Vested during period	-	-
Forfeitures	-	-
Non-vested end of period	191,400	142,775

Through March 31, 2007, a total of 193,150 shares were issued and 81,850 shares remain available for grant pursuant to the Incentive Plan, and approximately $2,846,000 remains as deferred compensation and will be charged to expense over the remaining weighted average vesting period of approximately 3.4 years.

Note 11 - New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company has adopted FIN 48 and determined that it has no material effect on its consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No.157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The Company believes that the adoption of this standard on January 1, 2008 will not have a material effect on its consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 11 - New Accounting Pronouncements (Continued)

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” ("SFAS No. 159") SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is evaluating SFAS No. 159 and has not yet determined the impact the adoption will have on its consolidated financial statements, but it is not expected to be significant.

Note 12 - Legal Matters

In July 2005, the Company’s former president and chief executive officer, who was also a member of its board of directors, resigned following the discovery of what appeared to be inappropriate financial dealings by him with a former tenant of a property owned by a joint venture in which the Company is a 50% partner and the managing member. The Company reported this matter to the Securities and Exchange Commission in July 2005. The Audit Committee of the Board of Directors conducted an investigation of this matter and related matters and retained special counsel to assist the Committee in its investigation. This investigation was completed and the Audit Committee and its special counsel, based on the materials gathered and interviews conducted, found no evidence that any other officer or employee of the Company was aware of, or knowingly assisted, our former president and chief executive officer’s inappropriate financial dealings.

In June 2006, the Company announced that it had received notification of a formal order of investigation from the SEC. Management believes that the matters being investigated by the SEC focuses on the improper payments received by the Company’s president and chief executive officer. The SEC also requested information regarding “related party transactions” between the Company and entities affiliated with it and with certain of the Company’s officers and directors and compensation paid to certain of the Company’s officers by these affiliates. The SEC and the Company’s Audit Committee have conducted investigations concerning these issues. The Company believes that these investigations have been substantially completed.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 12 - Legal Matters (Continued)

In August 2005, the former tenant commenced litigation in the Supreme Court of the State of New York, Nassau County against the Company, certain of its affiliated entities, the Company’s former president and chief executive officer, and an entity controlled by the Company’s former president and chief executive officer. In the litigation, the former tenant alleged, as against the Company’s former president and chief executive officer, the entity controlled by him, the Company and its affiliated entities, fraud, breach of contract, intentional tort, negligent supervision, respondeat superior, negligent misrepresentation, tortious interference with prospective economic relations and conduct in violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”). On the same date that the complaint was filed against the Company and affiliated entities, the Company filed suit in the Supreme Court of the State of New York, Nassau County against the former tenant, the former tenant’s principal, the Company’s former president and chief executive officer, the entity controlled by him and others alleging conspiracy to defraud, commercial bribery, fraud, breach of fiduciary duty, tortious interference, intentional tort, violation of the New York Enterprise Corruption Act, respondeat superior, unjust enrichment and violations of RICO.

The two actions were consolidated for all purposes on motion by both parties. On March 14, 2007, the consolidated actions were settled with respect to all parties, except that the action brought by the Company against its former president and chief executive officer and persons affiliated with him is continuing. Under the terms of the settlement agreement, a designee of the former tenant purchased, from a joint venture in which the Company is a 50% joint venture partner, a vacant property located in Monroe, New York, for a consideration of $1,250,000 (book value of $40,000 after write downs totaling $3,162,000) and the parties exchanged releases.

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

Overview

We are a self-administered and self-managed real estate investment trust, or REIT, and we primarily own real estate that we net lease to tenants. As of March 31, 2007 we own 65 properties, hold a 50% tenancy in common interest in one property and participate in seven joint ventures which own a total of five properties. These 71 properties are located in 28 states.

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

At March 31, 2007, excluding mortgages payable of our unconsolidated joint ventures, we had 36 outstanding mortgages payable, aggregating approximately $220.2 million in principal amount, each of which is secured by a first lien on real estate properties. The real properties securing our outstanding mortgages payable have an aggregate carrying value of approximately $352 million before accumulated depreciation. The mortgages bear interest at fixed rates ranging from 5.13% to 8.8%, and mature between 2007 and 2037. In addition, we had one loan payable outstanding with a principal amount of $6.6 million, bearing interest at 6.25% and maturing in 2018.

Results of Operations

Comparison of Three Months Ended March 31, 2007 and 2006

Revenues

Rental income increased by $2.3 million, or 31.8%, to $9.6 million for the three months ended March 31, 2007 from $7.3 million for the three months ended March 31, 2006. The increase in rental income is primarily due to rental revenues earned during the three months ended March 31, 2007 on 22 properties acquired by us between April 2006 and December 2006.

Operating Expenses

Depreciation and amortization expense increased by $591,000, or 39.5%, to $2.1 million for the three months ended March 31, 2007. The increase in depreciation and amortization expense was due to the acquisition of 22 properties between April 2006 and December 2006.

General and administrative expenses increased by $593,000, or 53.8%, to $1.7 million for the three months ended March 31, 2007. The increase was due to a number of factors, including an increase of $243,000 resulting from the implementation of the Compensation and Services Agreement which became effective on January 1, 2007. This agreement, pursuant to which the Company’s obligations under a Shared Services Agreement were assumed by Majestic Property Management Corp., a related party, requires that the services of all affiliated executive, administrative, legal, accounting and clerical personnel that we use on an “as-needed”, part time basis, as well as certain property management services, property acquisition, sales and leasing and mortgage brokerage services be provided to us by Majestic Property Management Corp. for an annual fee. The increase in general and administrative expenses in the three months ended March 31, 2007 also includes a $173,000 increase in professional fees (legal, accounting and fees of an independent compensation consultant retained by the Compensation Committee of our Board of Directors). Additionally, in the three months ended March 31, 2007, general and administration expenses increased due to a $50,000 increase in our chairman’s fee pursuant to the Compensation and Services Agreement, a $53,000 increase in compensation expense relating to our restricted stock program and a $48,000 increase in payroll and payroll related expenses, primarily resulting from an additional employee and salary increases.

The three months ended March 31, 2007 includes $36,000 of federal excise tax based on taxable income generated but not yet distributed. There was no such tax in the three months ended March 31, 2006.

Real estate expenses increased by $13,000, or 22.4%, for the three months ended March 31, 2007, resulting primarily from an increase in insurance expense.

Other Income and Expenses

Our equity in earnings of unconsolidated joint ventures decreased by $630,000, or 81.4%, to $144,000 for the three months ended March 31, 2007. This decrease resulted from the reduction in income producing properties following the September and October 2006 sales of nine movie theater properties by two of our unconsolidated joint ventures. These properties had generated income of $661,000 in the three months ended March 31, 2006. This decrease was offset in part by an increase in our equity share of earnings of our five other unconsolidated joint ventures.

Gain on disposition of real estate of unconsolidated joint venture results from the sale of the last real estate asset owned by one of our movie theater joint ventures. This vacant parcel of land, located in Monroe, New York, was sold for a consideration of $1.25 million to a former tenant of the joint venture as part of an overall settlement of a litigation with that former tenant. See Note 12. The joint venture recognized a gain of $1.2 million, of which our 50% share is $583,000.

Interest and other income increased by $368,000 to $584,000, or 170%, for the three months ended March 31, 2007. The increase in interest and other income for the three months ended March 31, 2007 results substantially from our investment in short-term cash equivalents of the distributions received from the movie theater joint ventures upon the sale of its nine theater properties in September and October 2006. Also contributing to the increase in interest and other income is a $117,000 gain on sale of available-for-sale securities.

Interest expense increased by $1 million, or 38.7%, to $3.7 million for the three months ended March 31, 2007. This increase results from mortgages placed on ten properties between April 2006 and December 2006 and the assumption of a mortgage in connection with the purchase of 11 properties in April 2006.

Amortization of deferred financing costs increased by $22,000, or 15.8%, to $161,000 for the three months ended March 31, 2007. The increase results from the amortization of deferred mortgage costs during the three months ended March 31, 2007 resulting from mortgages placed on 21 properties between April 2006 and December 2006.

During February 2006, we sold an option to buy an interest in certain property adjacent to one of our properties and recognized a gain on the sale of $227,000.

Discontinued Operations

Discontinued operations decreased by $33,000, or 23.9%, to $105,000 for the three months ended March 31, 2007. The three months ended March 31, 2006 includes net operating income of $138,000 from a property we sold in October 2006. This decrease was offset in part by our receipt of an insurance settlement for another property (sold in a prior year) in the three months ended March 31, 2007.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $32.7 million at March 31, 2007. Our primary sources of liquidity are cash and cash equivalents, cash generated from operating activities, including mortgage financings and property dispositions, and our revolving credit facility. We have a $62.5 million revolving credit facility with VNB New York Corp., Bank Leumi USA, Manufacturers and Traders Trust Company and Israel Discount Bank of New York. The facility is available to us to pay down existing and maturing mortgages, to fund the acquisition of properties or to invest in joint ventures. The facility matures on March 31, 2010. Borrowings under the facility bear interest at the lower of LIBOR plus 2.15% or the bank's prime rate, and there is an unused facility fee of one-quarter of 1% per annum. Net proceeds received from the sale or refinancing of properties are required to be used to repay amounts outstanding under the facility if proceeds from the facility were used to purchase or refinance such properties. There is no outstanding balance at March 31, 2007.

We actively engage in seeking additional property acquisitions and we are involved in various stages of negotiation with respect to the acquisition of additional properties. We will fund our future real estate acquisitions by using available cash and cash equivalents, cash provided from operations, cash provided from mortgage financings and property dispositions and funds available under our credit facility.

We had no outstanding contingent commitments, such as guarantees of indebtedness, or any other contractual cash obligations, other than mortgage and loan payable debt, at March 31, 2007.

Cash Distribution Policy

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute currently at least 90% of our ordinary taxable income to our stockholders. It is our current intention to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate federal, state or local income taxes on taxable income we distribute currently (in accordance with the Internal Revenue Code and applicable regulations) to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years. Even if we qualify as a REIT for federal taxation purposes, we may be subject to certain state and local taxes on our income and to federal income taxes on our undistributed taxable income (i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Internal Revenue Code and applicable regulations thereunder) and are subject to federal excise taxes on our undistributed income.

It is our intention to pay to our stockholders no less than 90% of our taxable income within the time periods prescribed by the Internal Revenue Code. It will continue to be our policy to make sufficient cash distributions to stockholders in order for us to maintain our REIT status under the Internal Revenue Code.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

All of our long-term mortgage debt bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages. Our credit line is a variable rate facility which is sensitive to interest rates. However, for the three months ended March 31, 2007, there was no balance outstanding on the credit line, and thus, the effect of changes in interest rates would not impact the amount of interest expense incurred during this period.

Item 4. - Controls and Procedures

As required under Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2007 are effective.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In July 2005, our former president and chief executive officer, who was also a member of our board of directors, resigned following the discovery of what appeared to be inappropriate financial dealings by him with a former tenant of a property owned by a joint venture in which we are a 50% partner and the managing member. We reported this matter to the Securities and Exchange Commission in July 2005. The Audit Committee of the Board of Directors conducted an investigation of this matter and related matters and retained special counsel to assist the Committee in its investigation. This investigation was completed and the Audit Committee and its special counsel, based on the materials gathered and interviews conducted, found no evidence that any other officer or employee of our company was aware of, or knowingly assisted, our former president and chief executive officer’s inappropriate financial dealings.

In June 2006, we announced that we had received notification of a formal order of investigation from the SEC. Management believes that the matters being investigated by the SEC focuses on the improper payments received by our president and chief executive officer. The SEC also requested information regarding “related party transactions” between us and entities affiliated with us and with certain of our officers and directors and compensation paid to certain of our officers by these affiliates. The SEC and our Audit Committee have conducted investigations concerning these issues. We believe that these investigations have been substantially completed.

In August 2005, the former tenant commenced litigation in the Supreme Court of the State of New York, Nassau County against us, certain of our affiliated entities, our former president and chief executive officer, and an entity controlled by our former president and chief executive officer. In the litigation, the former tenant alleged, as against our former president and chief executive officer, the entity controlled by him, us and our affiliated entities, fraud, breach of contract, intentional tort, negligent supervision, respondeat superior, negligent misrepresentation, tortious interference with prospective economic relations and conduct in violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”). On the same date that the complaint was filed against us and our affiliated entities, we filed suit in the Supreme Court of the State of New York, Nassau County against our former tenant, the former tenant’s principal, our former president and chief executive officer, the entity controlled by him and others. Our complaint alleged conspiracy to defraud, commercial bribery, fraud, breach of fiduciary duty, tortious interference, intentional tort, violation of the New York Enterprise Corruption Act, respondeat superior, unjust enrichment and violations of RICO.

The two actions were consolidated for all purposes on motion by both parties. On March 14, 2007, the consolidated actions were settled with respect to all parties, except that the action brought by us against our former president and chief executive officer and persons affiliated with him is continuing. Under the terms of the settlement agreement, a designee of the former tenant purchased, from a joint venture in which we are a 50% joint venture partner, a vacant property located in Monroe, New York, for a consideration of $1,250,000 and the parties exchanged releases.

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

One Liberty Properties, Inc. (Registrant)

May 9, 2007	/s/ Patrick J. Callan, Jr.
Date	Patrick J. Callan, Jr. President (authorized officer)

May 9, 2007	/s/ David W. Kalish
Date	David W. Kalish Senior Vice President and Chief Financial Officer (principal financial officer)