Form 10-Q
period 2007-06-30
ONE LIBERTY PROPERTIES INC
filed 2007-08-09
CIK 712770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Yes ☒ No ☐

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

As of August 7, 2007, the registrant had 10,102,675 shares of common stock outstanding.

Part I - FINANCIAL INFORMATION

Item 1 Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Real estate investments, at cost
Land	$72,398	$72,431
Buildings and improvements	307,476	307,679
	379,874	380,110
Less accumulated depreciation	32,297	28,269
	347,577	351,841

Investment in unconsolidated joint ventures	7,513	7,014
Cash and cash equivalents	32,652	34,013
Restricted cash	7,593	7,409
Unbilled rent receivable	9,443	8,218
Escrow, deposits and other receivables	1,969	2,251
Investment in BRT Realty Trust at market (related party)	781	831
Deferred financing costs	3,448	3,062
Other assets (including available-for-sale securities
at market of $1,700 and $1,372)	2,531	2,145
Unamortized intangible lease assets	5,170	5,253

Total assets	$418,677	$422,037

Liabilities and Stockholders’ Equity
Liabilities:
Mortgages and loan payable	$225,572	$227,923
Dividends payable	3,620	3,587
Accrued expenses and other liabilities	4,070	4,391
Unamortized intangible lease liabilities	5,684	6,011

Total liabilities	238,946	241,912

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1 par value;
12,500 shares authorized; none issued	-	-
Common stock, $1 par value; 25,000 shares
authorized; 9,869 and 9,823 shares
issued and outstanding	9,869	9,823
Paid-in capital	136,155	134,826
Accumulated other comprehensive income - net
unrealized gain on available-for-sale securities	721	935
Accumulated undistributed net income	32,986	34,541

Total stockholders’ equity	179,731	180,125

Total liabilities and stockholders’ equity	$418,677	$422,037

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues:
Rental income	$9,642	$8,562	$19,235	$15,843

Operating expenses:
Depreciation and amortization	2,086	1,767	4,173	3,263
General and administrative (including $572, $416,
$1,146 and $748, respectively, to related parties)	1,588	1,583	3,284	2,687
Federal excise tax	14	-	50	-
Real estate expenses	59	78	130	135
Leasehold rent	77	77	154	154
Total operating expenses	3,824	3,505	7,791	6,239

Operating income	5,818	5,057	11,444	9,604

Other income and expenses:
Equity in earnings of unconsolidated
joint ventures	149	903	293	1,678
Gain on disposition of real estate of
unconsolidated joint venture	-	-	583	-
Interest and other income	461	44	1,045	260
Interest:
Expense	(3,733)	(3,214)	(7,468)	(5,907)
Amortization of deferred financing costs	(159)	(151)	(320)	(290)
Gain on sale of option to purchase property	-	-	-	227

Income from continuing operations	2,536	2,639	5,577	5,572

(Loss) income from discontinued operations	(4)	553	101	690

Net income	$2,532	$3,192	$5,678	$6,262

Weighted average number of
common shares outstanding:
Basic	10,055	9,930	10,028	9,912
Diluted	10,055	9,934	10,028	9,916

Net income per common share - basic and diluted:
Income from continuing operations	$.25	$.26	$.56	$.56
Income from discontinued operations	-	.06	.01	.07
Net income per common share	$.25	$.32	$.57	$.63

Cash distributions per share of common stock	$.36	$.33	$.72	$.66

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the six month period ended June 30, 2007 (Unaudited)
and the year ended December 31, 2006
(Amounts in Thousands)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income	Unearned Compen-sation	Accumulated Undistributed Net Income	Total
Balances, January 1, 2006	$9,770	$134,645	$818	$(1,250)	$11,536	$155,519

Reclassification upon the adoption
of FASB No. 123 (R)	-	(1,250)	-	1,250	-	-
Distributions -
common stock	-	-	-	-	(13,420)	(13,420)
Exercise of options	9	101	-	-	-	110
Shares issued through
dividend reinvestment plan	44	815	-	-	-	859
Issuance of restricted stock	-	-	-	-	-	-
Compensation expense -
restricted stock	-	515	-	-	-	515
Net income	-	-	-	-	36,425	36,425
Other comprehensive income-
net unrealized gain on
available-for-sale securities	-	-	117	-	-	117
Comprehensive income						36,542

Balances, December 31, 2006	9,823	134,826	935	-	34,541	180,125

Distributions -
common stock	-	-	-	-	(7,233)	(7,233)
Shares issued through
dividend reinvestment plan	41	910	-	-	-	951
Restricted stock vesting	5	(5)	-	-	-	-
Compensation expense -
restricted stock	-	424	-	-	-	424
Net income	-	-	-	-	5,678	5,678
Other comprehensive income-
net unrealized loss on
available-for-sale securities	-	-	(214)	-	-	(214)
Comprehensive income						5,464

Balances, June 30, 2007	$9,869	$136,155	$721	$-	$32,986	$179,731

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$5,678	$6,262
Adjustments to reconcile net income
to net cash provided by operating activities:
Gain on sale	(118)	(227)
Increase in rental income from straight-lining of rent	(1,224)	(834)
Increase in rental income from amortization of
intangibles relating to leases	(126)	(58)
Amortization of restricted stock expense	424	242
Equity in earnings of unconsolidated joint ventures	(293)	(1,678)
Gain on disposition of real estate related to unconsolidated
joint venture	(583)	-
Distributions of earnings from unconsolidated joint ventures	258	1,548
Depreciation and amortization	4,173	3,360
Amortization of financing costs	320	293
Changes in assets and liabilities:
Decrease (increase) in escrow, deposits and other receivables	214	(125)
(Decrease) increase in accrued expenses and other liabilities	(412)	493
Net cash provided by operating activities	8,311	9,276

Cash flows from investing activities:
Reduction (purchase) of real estate and improvements	41	(27,299)
Distributions of return of capital from unconsolidated
joint ventures	111	87
Net proceeds from sale of option to purchase property	-	227
Net proceeds from sale of available-for-sale securities	161	11
Purchase of available-for-sale securities	(521)	(487)
Net cash used in investing activities	(208)	(27,461)

Cash flows from financing activities:
Repayment of mortgages payable	(2,351)	(1,974)
Proceeds from mortgage payable	-	5,565
Payment of financing costs	(681)	(531)
Proceeds from bank line of credit, net	-	2,000
Increase in restricted cash	(184)	-
Cash distributions - common stock	(7,199)	(6,530)
Issuance of shares through dividend reinvestment plan	951	339
Net cash used in financing activities	(9,464)	(1,131)

Net decrease in cash and cash equivalents	(1,361)	(19,316)

Cash and cash equivalents at beginning of period	34,013	26,749

Cash and cash equivalents at end of period	$32,652	$7,433

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$7,438	$6,161
Supplemental schedule of non-cash investing and financing activities:
Assumption of mortgage payable in connection with purchase of real estate	$-	$26,957
Purchase accounting allocations	$-	$3,916
Reclassification of 2005 deposit in connection with purchase of real estate	$-	$2,525

See accompanying notes to consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Organization and Background

One Liberty Properties, Inc. (the “Company”) was incorporated in 1982 in the state of Maryland. The Company is a self-administered and self-managed real estate investment trust (“REIT”). The Company acquires, owns and manages a geographically diversified portfolio of retail, including retail furniture stores, industrial, office, flex, health and fitness and other properties, a substantial portion of which are under long-term net leases. As of June 30, 2007, the Company owns 65 properties and holds a 50% tenancy in common interest in one property. The Company’s joint ventures own five properties, including two properties that are held for sale, one of which is vacant. The 71 properties are located in 28 states.

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 2007 and 2006 and for the six and three months ended June 30, 2007 and 2006 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the six and three months ended June 30, 2007 are not necessarily indicative of the results for the full year.

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

Note 3 - Earnings Per Common Share

For the six and three months ended June 30, 2007 and 2006, basic earnings per share were determined by dividing net income for the period by the weighted average number of shares of the Company’s Common Stock outstanding, which includes unvested restricted stock during each period.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 3 - Earnings Per Common Share (Continued)

Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts exercisable for, or convertible into, Common Stock were exercised or converted or resulted in the issuance of Common Stock that shared in the earnings of the Company. For the six and three months ended June 30, 2006, diluted earnings per share were determined by dividing net income for the period by the total of the weighted average number of shares of Common Stock outstanding plus the dilutive effect of the Company’s outstanding options (3,448 and 3,427 for the six and three months ended June 30, 2006, respectively) using the treasury stock method. There were no outstanding options in the six and three months ended June 30, 2007.

Note 4 - Investment in Unconsolidated Joint Ventures

At June 30, 2007 the Company is a member in seven unconsolidated joint ventures which own and operate five properties. Two of these joint ventures are between the Company and MTC Investors LLC, an unrelated party. The one remaining real estate asset of these two joint ventures was a vacant parcel of land located in Monroe, New York which was sold on March 14, 2007 for a consideration of $1,250,000 to a former tenant of the joint venture as part of an overall settlement of a litigation with the former tenant. See Note 12. This property had a net book value of $40,000 after direct write downs totaling $3,162,000 taken in prior periods. In the three months ended March 31, 2007, the joint venture realized a gain on sale of this property of $1,166,000, of which the Company’s 50% share is $583,000. At June 30, 2007 and December 31, 2006, the Company’s equity investment in these two joint ventures totaled $873,000 and $284,000, respectively, and they contributed $12,000 and $8,000 in equity earnings for the six and three months ended June 30, 2007 and $1,461,000 and $799,000, respectively, in equity earnings for the six and three months ended June 30, 2006.

The remaining five unconsolidated joint ventures each own one property, including two properties that are held for sale, one of which is vacant. At June 30, 2007 and December 31, 2006, the Company’s equity investment in these five joint ventures totaled $6,640,000 and $6,730,000, respectively. These unconsolidated joint ventures contributed $281,000 and $141,000 in equity earnings for the six and three months ended June 30, 2007, respectively, and $217,000 and $104,000 for the six and three months ended June 30, 2006, respectively.

Note 5 - Line of Credit

On March 15, 2007 the Company consummated an amendment to its existing $62,500,000 revolving credit facility (“Facility”) with VNB New York Corp. (formerly Valley National Bank), Bank Leumi USA, Israel Discount Bank of New York and Manufacturers and Traders Trust Company. The amendment extended the maturity date of the Facility from March 31, 2007 to March 31, 2010 and reduced the interest rate to the lower of LIBOR plus 2.15% (formerly 2.5%) or the bank’s prime rate on funds borrowed. The facility provides for an unused facility fee of ¼%. Substantially all material covenants remained the same. In connection with the amendment, the Company paid approximately $650,000 in fees and closing costs which are being amortized over the term of the Facility. There is no balance outstanding under the Facility at June 30, 2007.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 6 - Discontinued Operations

The following is a summary of income from discontinued operations, for the six and three months ended June 30, 2007 and 2006 applicable to the property sold on October 5, 2006 and to the five properties sold in the year ended December 31, 2005 (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Rental income	$-	$303	$-	$607
Other income	-	400	115	400
Total revenues	-	703	115	1,007

Depreciation and amortization	-	39	-	97
Real estate expenses	4	5	14	6
Interest expense	-	106	-	214
Total expenses	4	150	14	317

(Loss) income from discontinued operations	$(4)	$553	$101	$690

Note 7 - Common Stock Dividend Distribution

On June 12, 2007, the Board of Directors declared a quarterly cash distribution of $.36 per share, totaling $3,620,000, on the Company's Common Stock which was paid on July 3, 2007 to stockholders of record on June 25, 2007.

Note 8 - Comprehensive Income

Comprehensive income for the six and three months ended June 30, 2007 and 2006 are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$2,532	$3,192	$5,678	$6,262
Other comprehensive income -
Unrealized (loss) gain on
available-for-sale securities	(142)	(94)	(214)	15
Comprehensive income	$2,390	$3,098	$5,464	$6,277

Accumulated other comprehensive income, which is solely comprised of the net unrealized gain on available-for-sale securities was $721,000 and $935,000 at June 30, 2007 and December 31, 2006, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Restricted share grants			51,225	50,050
Average per share grant price	$-	$-	$24.50	$20.66
Recorded as deferred compensation	$-	$-	$1,255,000	$1,034,000

Total charge to operations,
all outstanding restricted grants	$265,000	$136,000	$424,000 $	242,000

Non-vested shares:
Non-vested beginning of period	191,400	142,775	140,175	92,725
Grants	-	-	51,225	50,050
Vested during period	(5,000)	-	(5,000)	-
Forfeitures	-	(1,100)	-	(1,100)
Non-vested end of period	186,400	141,675	186,400	141,675

Through June 30, 2007, a total of 193,150 shares were issued and 81,850 shares remain available for grant pursuant to the Incentive Plan, and approximately $2,846,000 remains as deferred compensation and will be charged to expense over the remaining weighted average vesting period of approximately 3.14 years. Included in the 2007 compensation expense is $64,000 related to the accelerated vesting of 5,000 shares of restricted stock that had been awarded to a retired board member.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 10 - Dividend Reinvestment Plan

In June 2007, the Company implemented a new Dividend Reinvestment Plan (the “Plan”), replacing a similar plan which was established in May 1996 and terminated simultaneously with the filing of the new Plan with the Securities and Exchange Commission on June 1, 2007. The Plan provides owners of record the opportunity to reinvest cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount of 0% to 5% from the market price. The discount will be determined at the Company’s sole discretion. The Company is currently offering a 5% discount from market.

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

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 12 - Legal Matters

In July 2005, the Company’s former president and chief executive officer, who was also a member of its board of directors, resigned following the discovery of what appeared to be inappropriate financial dealings by him with a former tenant of a property owned by a joint venture in which the Company is a 50% partner and the managing member. The Company reported this matter to the Securities and Exchange Commission in July 2005. The Audit Committee of the Board of Directors conducted an investigation of this matter and related matters and retained special counsel to assist the committee in its investigation. This investigation was completed, and the Audit Committee and its special counsel, based on the materials gathered and interviews conducted, found no evidence that any officer or employee of the Company (other than the former president and chief executive officer) was aware of, or knowingly assisted, our former president and chief executive officer’s inappropriate financial dealings.

In June 2006, the Company announced that it had received notification of a formal order of investigation from the SEC. Management believes that the matters being investigated by the SEC focus on the improper payments received by the Company’s president and chief executive officer. The SEC also requested information regarding “related party transactions” between the Company and entities affiliated with it and with certain of the Company’s officers and directors and compensation paid to certain of the Company’s officers by these affiliates. The SEC and the Company’s Audit Committee have conducted investigations concerning these issues. The Company believes that these investigations have been substantially completed.

In August 2005, the former tenant commenced litigation in the Supreme Court of the State of New York, Nassau County against the Company, certain of its affiliated entities, the Company’s former president and chief executive officer, and an entity controlled by the Company’s former president and chief executive officer. In the litigation, the former tenant alleged, as against the Company’s former president and chief executive officer, an entity controlled by him, the Company and its affiliated entities, fraud, breach of contract, intentional tort, negligent supervision, respondeat superior, negligent misrepresentation, tortious interference with prospective economic relations and conduct in violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”). On the same date that the complaint was filed against the Company and affiliated entities, the Company filed suit in the Supreme Court of the State of New York, Nassau County against the former tenant, the former tenant’s principal, the Company’s former president and chief executive officer, an entity controlled by him and others alleging conspiracy to defraud, commercial bribery, fraud, breach of fiduciary duty, tortious interference, intentional tort, violation of the New York Enterprise Corruption Act, respondeat superior, unjust enrichment and violations of RICO.

The two actions were consolidated for all purposes on motion by both parties. On March 14, 2007, the consolidated actions were settled with respect to all parties, except that the action brought by the Company against its former president and chief executive officer and persons affiliated with him is continuing. Under the terms of the settlement agreement, a designee of the former tenant purchased, from a joint venture in which the Company is a 50% joint venture partner, a vacant property located in Monroe, New York, for a consideration of $1,250,000 (book value of $40,000 after write downs totaling $3,162,000), and the parties exchanged releases.

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

Overview

We are a self-administered and self-managed real estate investment trust, or REIT, and we primarily own real estate that we net lease to tenants. As of June 30, 2007 we own 65 properties, hold a 50% tenancy in common interest in one property and participate in seven joint ventures which own a total of five properties, including two properties that are held for sale, one of which is vacant. These 71 properties are located in 28 states.

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

At June 30, 2007, excluding mortgages payable of our unconsolidated joint ventures, we had 36 outstanding mortgages payable, aggregating approximately $219 million in principal amount, each of which is secured by a first lien on real estate properties. The real properties securing our outstanding mortgages payable have an aggregate carrying value of approximately $352 million before accumulated depreciation. The mortgages bear interest at fixed rates ranging from 5.13% to 8.8%, and mature between 2007 and 2037. In addition, we had one loan payable outstanding with a principal amount of $6.6 million, bearing interest at 6.25% and maturing in 2018.

Results of Operations

Comparison of Six and Three Months Ended June 30, 2007 and 2006

Revenues

Rental income increased by $3.4 million, or 21.4%, to $19.2 million for the six months ended June 30, 2007 from $15.8 million for the six months ended June 30, 2006. For the three months ended June 30, 2007, rental income increased by $1 million, or 12.6%, to $9.6 million from $8.6 million for the six and three months ended June 30, 2006. The increase in rental income is primarily due to rental revenues earned during the six and three months ended June 30, 2007 on 22 properties acquired by us between April 2006 and December 2006.

Operating Expenses

Depreciation and amortization expense increased by $910,000, or 27.9%, and $319,000, or 18.1%, to $4.2 million and $2.1 million for the six and three months ended June 30, 2007. The increase in depreciation and amortization expense was due to the acquisition of 22 properties between April 2006 and December 2006.

General and administrative expenses increased by $597,000, or 22.2%, to $3.3 million for the six months ended June 30, 2007. The increase was due to a number of factors, including an increase of $399,000 resulting from the implementation of the Compensation and Services Agreement which became effective on January 1, 2007. This agreement, pursuant to which the Company’s obligations under a Shared Services Agreement were assumed by Majestic Property Management Corp., a related party, requires that the services of all affiliated executive, administrative, legal, accounting and clerical personnel that we use on an “as-needed”, part time basis, as well as certain property management services, property acquisition, sales and leasing and mortgage brokerage services be provided to us by Majestic Property Management Corp. for an annual fee. The increase in general and administrative expenses in the six months ended June 30, 2007 also includes a $162,000 increase in professional fees primarily due to $83,000 paid to an independent compensation consultant retained by the Compensation Committee of our Board of Directors and increases in various other legal and accounting fees. Additionally, in the six months ended June 30, 2007, general and administration expenses increased due to a $100,000 increase in our chairman’s fee pursuant to the Compensation and Services Agreement, a $182,000 increase in compensation expense relating to our restricted stock program and a $73,000 increase in payroll and payroll related expenses, primarily resulting from an additional employee and salary increases. These increases were offset by a $349,000 decrease in professional fees incurred in connection with investigations by the Securities and Exchange Commission and our Audit Committee (described in Note 12) and legal fees relating to a civil litigation arising out of the activities of our former president and chief executive officer.

General and administrative expenses increased by $5,000 to $1,588,000 for the three months ended June 30, 2007. The increase was due to a number of factors, including an increase of $155,000 resulting from the implementation of the Compensation and Services Agreement, as well as a $50,000 increase in our chairman’s fee. Additionally, the three months ended June 30, 2007 included a $129,000 increase in compensation expense related to our restricted stock program and a $25,000 increase in payroll and payroll related expenses. These increases were offset by a $357,000 decrease in professional fees incurred in connection with investigations by the Securities and Exchange Commission and our Audit Committee (described in Note 12) and legal fees relating to a civil litigation arising out of the activities of our former president and chief executive officer.

The six and three months ended June 30, 2007 includes $50,000 and $14,000, respectively, of federal excise tax based on taxable income generated but not yet distributed. There was no such tax in the six and three months ended June 30, 2006.

Real estate expenses decreased by $5,000, or 3.7%, and $19,000, or 24.4% for the six and three months ended June 30, 2007, resulting primarily from operating expenses incurred in 2006 relating to two properties.

Other Income and Expenses

Our equity in earnings of unconsolidated joint ventures decreased by $1,385,000, or 82.5%, and $754,000, or 83.5%, to $293,000 and $149,000 for the six and three months ended June 30, 2007, respectively. These decreases resulted from the reduction in income producing properties following the September and October 2006 sales of nine movie theater properties by two of our unconsolidated joint ventures. These properties had generated income of $1,461,000 and $799,000 in the six and three months ended June 30, 2006. This decrease was offset in part by an increase in our equity share of earnings from four of our other unconsolidated joint ventures.

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

Interest and other income increased by $785,000, or 302%, and $417,000, or 948%, to $1,045,000 and $461,000 for the six and three months ended June 30, 2007. The increase in interest and other income for the six and three months ended June 30, 2007 results substantially from our investment in short-term cash equivalents of the distributions received from the movie theater joint ventures upon the sale of its nine theater properties in September and October 2006. Also contributing to the increase in interest and other income in the six months ended June 30, 2007 is a $118,000 gain on sale of available-for-sale securities.

Interest expense increased by $1.6 million, or 26.4%, and $519,000 or 16.1%, to $7.5 million and $3.7 million for the six and three months ended June 30, 2007. This increase results from mortgages placed on ten properties between April 2006 and December 2006 and the assumption of a mortgage in connection with the purchase of 11 properties in April 2006.

Amortization of deferred financing costs increased by $30,000, or 10.3%, and $8,000, or 5.3%, to $320,000 and $159,000 for the six and three months ended June 30, 2007. The increase results from the amortization of deferred mortgage costs during the six and three months ended June 30, 2007 resulting from mortgages placed on 21 properties between April 2006 and December 2006.

During February 2006, we sold an option to buy an interest in certain property adjacent to one of our properties and recognized a gain on the sale of $227,000.

Discontinued Operations

Discontinued operations decreased by $589,000, or 85.4%, and $557,000, or 101%, to $101,000 and ($4,000) for the six and three months ended June 30, 2007. The six and three months ended June 30, 2006 includes net operating income of $295,000 and $158,000, respectively, from a property we sold in October 2006 and a $400,000 settlement of a claim made by us against a title insurance company regarding the purchase of one of our properties in a prior year, which was sold in 2005. This decrease was offset in part by our receipt of an insurance settlement for another property (sold in a prior year) in the three months ended March 31, 2007.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $32.7 million at June 30, 2007. Our primary sources of liquidity are cash and cash equivalents, cash generated from operating activities, including mortgage financings and property dispositions, and our revolving credit facility. We have a $62.5 million revolving credit facility with VNB New York Corp., Bank Leumi USA, Manufacturers and Traders Trust Company and Israel Discount Bank of New York. The facility is available to us to pay down existing and maturing mortgages, to fund the acquisition of properties or to invest in joint ventures. The facility matures on March 31, 2010. Borrowings under the facility bear interest at the lower of LIBOR plus 2.15% or the bank's prime rate, and there is an unused facility fee of one-quarter of 1% per annum. Net proceeds received from the sale or refinancing of properties are required to be used to repay amounts outstanding under the facility if proceeds from the facility were used to purchase or refinance such properties. There is no outstanding balance at June 30, 2007.

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

We had no outstanding contingent commitments, such as guarantees of indebtedness, or any other contractual cash obligations, other than mortgage and loan payable debt, at June 30, 2007.

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

In 2006, we recognized a significant capital gain, primarily due to the sale of our movie theater portfolio. Under the Internal Revenue Code, we are required to either pay the federal income tax applicable to the gain not distributed to our stockholders (at corporate rates) or to distribute the entire gain to our stockholders who would then pay federal income taxes substantially at the individual capital gains rate.  In order to avoid the income tax at the Company level, any portion of the gain not previously distributed must be declared as a dividend prior to the due date of our federal tax return, as extended (September 15, 2007), and paid with our October 2007 regular quarterly distribution. Our Board of Directors will consider this issue at its September 11, 2007 board meeting. Management will recommend to the Board that a special dividend of approximately $6.7 million ($.66 per common share), representing the portion of the gain not yet distributed, be declared at its September 11, 2007 board meeting for payment in October 2007. The special dividend, if declared by the Board, will be in addition to the regular quarterly dividend.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

All of our long-term mortgage debt bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages. Our credit line is a variable rate facility which is sensitive to interest rates. However, for the three months ended June 30, 2007, there was no balance outstanding on the credit line, and thus, the effect of changes in interest rates would not have impacted the amount of interest expense incurred during this period.

Item 4. - Controls and Procedures

As required under Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2007 are effective.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In July 2005, our former president and chief executive officer, who was also a member of our board of directors, resigned following the discovery of what appeared to be inappropriate financial dealings by him with a former tenant of a property owned by a joint venture in which we are a 50% partner and the managing member. We reported this matter to the Securities and Exchange Commission in July 2005. The Audit Committee of the Board of Directors conducted an investigation of this matter and related matters and retained special counsel to assist the committee in its investigation. This investigation was completed, and the Audit Committee and its special counsel, based on the materials gathered and interviews conducted, found no evidence that any officer or employee of our company (other than the former president and chief executive officer) was aware of, or knowingly assisted, our former president and chief executive officer’s inappropriate financial dealings.

In June 2006, we announced that we had received notification of a formal order of investigation from the SEC. Management believes that the matters being investigated by the SEC focus on the improper payments received by our president and chief executive officer. The SEC also requested information regarding “related party transactions” between us and entities affiliated with us and with certain of our officers and directors and compensation paid to certain of our officers by these affiliates. The SEC and our Audit Committee have conducted investigations concerning these issues. We believe that these investigations have been substantially completed.

In August 2005, the former tenant commenced litigation in the Supreme Court of the State of New York, Nassau County against us, certain of our affiliated entities, our former president and chief executive officer, and an entity controlled by our former president and chief executive officer. In the litigation, the former tenant alleged, as against our former president and chief executive officer, an entity controlled by him, us and our affiliated entities, fraud, breach of contract, intentional tort, negligent supervision, respondeat superior, negligent misrepresentation, tortious interference with prospective economic relations and conduct in violation of the Racketeer Influenced and Corrupt Organizations Act (“RICO”). On the same date that the complaint was filed against us and our affiliated entities, we filed suit in the Supreme Court of the State of New York, Nassau County against our former tenant, the former tenant’s principal, our former president and chief executive officer, an entity controlled by him and others. Our complaint alleged conspiracy to defraud, commercial bribery, fraud, breach of fiduciary duty, tortious interference, intentional tort, violation of the New York Enterprise Corruption Act, respondeat superior, unjust enrichment and violations of RICO.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on June 12, 2007.

The following persons were elected Directors at the Annual Meeting:

Name	Votes For	Votes Against	Votes Withheld
Joseph A. Amato	9,446,410	195,748	0
Jeffrey Gould	9,410,299	231,859	0
Matthew Gould	9,457,202	184,956	0
J. Robert Lovejoy	9,502,437	139,721	0

Joseph A. Amato, Jeffrey Gould, Matthew Gould and J. Robert Lovejoy were elected to serve until the Company’s 2010 Annual Meeting.

The following persons continued in office as Directors after the meeting:

Name	Term of Office Until
Charles Biederman	2008 Annual Meeting
Patrick J. Callan, Jr.	2008 Annual Meeting
James J. Burns	2009 Annual Meeting
Joseph A. DeLuca	2009 Annual Meeting
Fredric H. Gould	2009 Annual Meeting
Eugene I. Zuriff	2009 Annual Meeting

At the 2007 Annual Meeting, the stockholders also voted on the ratification of the appointment of Ernst & Young, LLP as the registrant’s independent registered public accounting firm for 2007. 9,609,816 votes were cast in favor of the selection of Ernst & Young, LLP as the independent registered public accounting firm for the year ended December 31, 2007, 19,150 votes were cast against the proposal and 13,192 votes abstained with respect to the proposal.

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

One Liberty Properties, Inc. (Registrant)

August 8, 2007	/s/ Patrick J. Callan, Jr.
Date	Patrick J. Callan, Jr. President (authorized officer)

August 8, 2007	/s/ David W. Kalish
Date	David W. Kalish Senior Vice President and Chief Financial Officer (principal financial officer)