Form 10-Q
period 2007-09-30
ONE LIBERTY PROPERTIES INC
filed 2007-11-08
CIK 712770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

As of November 2, 2007, the registrant had 10,152,737 shares of common stock outstanding.

Part I - FINANCIAL INFORMATION

Item 1 Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Real estate investments, at cost
Land	$70,032	$70,078
Buildings and improvements	298,086	298,265
	368,118	368,343
Less accumulated depreciation	32,554	26,691
	335,564	341,652

Investment in unconsolidated joint ventures	6,580	7,014
Cash and cash equivalents	34,985	34,013
Restricted cash	7,687	7,409
Unbilled rent receivable	9,835	8,218
Property held for sale	10,052	10,189
Escrow, deposits and other receivables	1,957	2,251
Investment in BRT Realty Trust at market (related party)	521	831
Deferred financing costs	3,265	3,062
Other assets (including available-for-sale securities
at market of $1,716 and $1,372)	2,639	2,145
Unamortized intangible lease assets	5,052	5,253

Total assets	$418,137	$422,037

Liabilities and Stockholders’ Equity
Liabilities:
Mortgages and loan payable	$227,078	$227,923
Dividends payable	10,348	3,587
Accrued expenses and other liabilities	3,774	4,391
Unamortized intangible lease liabilities	5,576	6,011

Total liabilities	246,776	241,912

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1 par value;
12,500 shares authorized; none issued	-	-
Common stock, $1 par value; 25,000 shares
authorized; 9,846 and 9,823 shares
issued and outstanding	9,846	9,823
Paid-in capital	135,861	134,826
Accumulated other comprehensive income - net
unrealized gain on available-for-sale securities	437	935
Accumulated undistributed net income	25,217	34,541

Total stockholders’ equity	171,361	180,125

Total liabilities and stockholders’ equity	$418,137	$422,037

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Rental income	$9,238	$8,285	$27,812	$23,468

Operating expenses:
Depreciation and amortization	2,026	1,763	6,082	4,909
General and administrative (including $572, $325,
$1,718 and $1,072, respectively, to related parties)	1,583	1,484	4,867	4,171
Federal excise tax	5	-	55	-
Real estate expenses	55	66	184	200
Leasehold rent	77	77	231	231
Total operating expenses	3,746	3,390	11,419	9,511

Operating income	5,492	4,895	16,393	13,957

Other income and expenses:
Equity in earnings of unconsolidated
joint ventures	141	246	433	1,924
Gain on dispositions of real estate of
unconsolidated joint venture	-	3,294	583	3,294
Interest and other income	432	43	1,477	303
Interest:
Expense	(3,752)	(3,247)	(11,220)	(9,154)
Amortization of deferred financing costs	(159)	(153)	(479)	(443)
Gain on sale of option to purchase property and other	-	185	-	412

Income from continuing operations	2,154	5,263	7,187	10,293

Income from discontinued operations	425	472	1,069	1,704

Net income	$2,579	$5,735	$8,256	$11.997

Weighted average number
common shares outstanding:
Basic	10,078	9,937	10,045	9,921
Diluted	10,078	9,940	10,045	9,924

Net income per common share - basic and diluted:
Income from continuing operations	$.22	$.53	$.72	$1.04
Income from discontinued operations	.04	.05	.10	.17
Net income per common share	$.26	$.58	$.82	$1.21

Cash distributions per share of common stock	$1.03	$.33	$1.75	$.99

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the nine month period ended September 30, 2007 (Unaudited)
and the year ended December 31, 2006
(Amounts in Thousands)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income	Unearned Compen- sation	Accumulated Undistributed Net Income	Total
Balances, January 1, 2006	$9,770	$134,645	$818	$(1,250)	$11,536	$155,519

Reclassification upon the adoption of FASB No. 123 (R)	-	(1,250)	-	1,250	-	-
Distributions - common stock	-	-	-	-	(13,420)	(13,420)
Exercise of options	9	101	-	-	-	110
Shares issued through dividend reinvestment plan	44	815	-	-	-	859
Compensation expense - restricted stock	-	515	-	-	-	515
Net income	-	-	-	-	36,425	36,425
Other comprehensive income - net unrealized gain on available-for-sale securities	-	-	117	-	-	117
Comprehensive income						36,542

Balances, December 31, 2006	9,823	134,826	935	-	34,541	180,125

Distributions - common stock	-	-	-	-	(17,580)	(17,580)
Repurchase of common stock	(70)	(1,370)	-	-	-	(1,440)
Shares issued through dividend reinvestment plan	88	1,791	-	-	-	1,879
Restricted stock vesting	5	(5)	-	-	-	-
Compensation expense - restricted stock	-	619	-	-	-	619
Net income	-	-	-	-	8,256	8,256
Other comprehensive income- net unrealized loss on available-for-sale securities	-	-	(498)	-	-	(498)
Comprehensive income						7,758

Balances, September 30, 2007	$9,846	$135,861	$437	$-	$25,217	$171,361

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$8,256	$11,997
Adjustments to reconcile net income
to net cash provided by operating activities:
Gain on sale	(122)	(412)
Increase in rental income from straight-lining of rent	(1,617)	(1,309)
Increase in rental income from amortization of
intangibles relating to leases	(190)	(120)
Amortization of restricted stock expense	619	378
Equity in earnings of unconsolidated joint ventures	(433)	(1,924)
Gain on dispositions of real estate related to unconsolidated
joint venture	(583)	(3,294)
Distributions of earnings from unconsolidated joint ventures	977	5,115
Depreciation and amortization	6,219	5,182
Amortization of financing costs	479	448
Changes in assets and liabilities:
Decrease (increase) in escrow, deposits and other receivables	134	(903)
(Decrease) increase in accrued expenses and other liabilities	(632)	304
Net cash provided by operating activities	13,107	15,462

Cash flows from investing activities:
Purchase of real estate and improvements	(38)	(31,659)
Net proceeds from sale of real estate	4	974
Investment in unconsolidated joint ventures	-	(1,553)
Distributions of return of capital from unconsolidated
joint ventures	442	1,322
Net proceeds from sale of option to purchase property	-	227
Net proceeds from sale of available-for-sale securities	161	11
Purchase of available-for-sale securities	(535)	(714)
Net cash provided by (used in) investing activities	34	(31,392)

Cash flows from financing activities:
Repayment of mortgages payable	(3,545)	(3,058)
Proceeds from mortgages payable	2,700	5,565
Payment of financing costs	(666)	(551)
Proceeds from bank line of credit, net	-	4,000
Increase in restricted cash	(278)	-
Cash distributions - common stock	(10,819)	(9,807)
Exercise of stock options	-	110
Repurchase of common stock	(1,440)	-
Issuance of shares through dividend reinvestment plan	1,879	430
Net cash used in financing activities	(12,169)	(3,311)

Net increase (decrease) in cash and cash equivalents	972	(19,241)

Cash and cash equivalents at beginning of period	34,013	26,749

Cash and cash equivalents at end of period	$34,985	$7,508

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$11,080	$9,540
Supplemental schedule of non-cash investing and financing activities:
Assumption of mortgage payable in connection with purchase of real estate	$-	$26,957
Purchase accounting allocations	$-	$4,082
Reclassification of 2005 deposit in connection with purchase of real estate	$-	$2,525

See accompanying notes to consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in the state of Maryland. OLP is a self-administered and self-managed real estate investment trust (“REIT”). OLP acquires, owns and manages a geographically diversified portfolio of retail, including retail furniture stores, industrial, office, flex, health and fitness and other properties, a substantial portion of which are under long-term net leases. As of September 30, 2007, OLP owns 65 properties, one of which is held for sale, and holds a 50% tenancy in common interest in one property. OLP’s joint ventures own five properties, including one vacant property that is held for sale. The 71 properties are located in 28 states.

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of September 30, 2007 and 2006 and for the nine and three months ended September 30, 2007 and 2006 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the nine and three months ended September 30, 2007 are not necessarily indicative of the results for the full year.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The consolidated financial statements include the accounts and operations of OLP and its wholly-owned subsidiaries (collectively, the “Company”). Material intercompany items and transactions have been eliminated. The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company (1) is primarily the managing member but does not exercise substantial operating control over these entities pursuant to EITF 04-05, and (2) such entities are not variable-interest entities pursuant to FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities.” These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions.

Certain amounts reported in previous consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current year’s presentation.

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Note 3 - Earnings Per Common Share

For the nine and three months ended September 30, 2007 and 2006, basic earnings per share were determined by dividing net income for the period by the weighted average number of shares of the Company’s Common Stock outstanding, which includes unvested restricted stock during each period.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 3 - Earnings Per Common Share (Continued)

Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts exercisable for, or convertible into, Common Stock were exercised or converted or resulted in the issuance of Common Stock that shared in the earnings of the Company. For the nine and three months ended September 30, 2006, diluted earnings per share were determined by dividing net income for the period by the total of the weighted average number of shares of Common Stock outstanding plus the dilutive effect of the Company’s outstanding options (3,086 and 2,364 for the nine and three months ended September 30, 2006, respectively) using the treasury stock method. There were no outstanding options in the nine and three months ended September 30, 2007.

Note 4 - Investment in Unconsolidated Joint Ventures

At September 30, 2007, the Company is a member in seven unconsolidated joint ventures which own and operate five properties. Two of these joint ventures are between the Company and MTC Investors LLC, an unrelated party. The one remaining real estate asset of these two joint ventures was a vacant parcel of land located in Monroe, New York, which was sold on March 14, 2007 for a consideration of $1,250,000 to a former tenant of the joint venture as part of an overall settlement of a litigation with the former tenant. See Note 13. This property had a net book value of $40,000 after direct write downs totaling $3,162,000 taken in prior periods by the joint venture. In the three months ended March 31, 2007, the joint venture realized a gain on sale of this property of $1,166,000, of which the Company’s 50% share is $583,000. At September 30, 2007 and December 31, 2006, the Company’s equity investment in these two joint ventures totaled $4,000 and $284,000, respectively, and they contributed $8,000 and $(4,000) in equity earnings for the nine and three months ended September 30, 2007, respectively and $1,595,000 and $135,000, respectively, in equity earnings for the nine and three months ended September 30, 2006.

The remaining five unconsolidated joint ventures each own one property, including two properties that are held for sale, one of which is vacant. Each of these five joint ventures are between the Company and an unrelated party. At September 30, 2007 and December 31, 2006, the Company’s equity investment in these five joint ventures totaled $6,576,000 and $6,730,000, respectively. These unconsolidated joint ventures contributed $425,000 and $145,000 in equity earnings for the nine and three months ended September 30, 2007, respectively, and $329,000 and $111,000 for the nine and three months ended September 30, 2006, respectively.

Note 5 - Line of Credit

On March 15, 2007, the Company consummated an amendment to its existing $62,500,000 revolving credit facility (“Facility”) with VNB New York Corp. (formerly Valley National Bank), Bank Leumi USA, Israel Discount Bank of New York and Manufacturers and Traders Trust Company. The amendment extended the maturity date of the Facility from March 31, 2007 to March 31, 2010 and reduced the interest rate to the lower of LIBOR plus 2.15% (formerly 2.5%) or the bank’s prime rate on funds borrowed. The facility provides for an unused facility fee of ¼%. Substantially all material covenants remained the same. In connection with the amendment, the Company paid $638,000 in fees and closing costs which are being amortized over the term of the Facility. There is no balance outstanding under the Facility at September 30, 2007.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 6 - Discontinued Operations

The following is a summary of income from discontinued operations, for the nine and three months ended September 30, 2007 and 2006 applicable to a property held for sale at September 30, 2007, to a property sold on October 5, 2006, as well as to settlements relating to properties sold in a prior year (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Rental income	$331	$676	$991	$1,943
Other income - settlements	132	-	248	400
Total revenues	463	676	1,239	2,343

Depreciation and amortization	20	59	137	273
Real estate expenses	18	39	33	46
Interest expense	-	106	-	320
Total expenses	38	204	170	639

Income from discontinued operations	$425	$472	$1,069	$1,704

Note 7 - Common Stock Dividend Distribution

On September 11, 2007, the Board of Directors declared a quarterly cash distribution of $.36 per share and a special dividend of $.67 per share, totaling $10,348,000, on the Company's Common Stock, which was paid on October 2, 2007 to stockholders of record on September 24, 2007. The special dividend represents the remaining undistributed portion of the taxable income recognized by the Company in 2006 primarily from gains on the sale by two of its 50% owned joint ventures of their portfolio of movie theater properties.

Note 8 - Comprehensive Income

Comprehensive income for the nine and three months ended September 30, 2007 and 2006 are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$2,579	$5,735	$8,256	$11,997
Other comprehensive income -
Unrealized (loss) gain on
available-for-sale securities	(284)	182	(498)	197
Comprehensive income	$2,295	$5,917	$7,758	$12,194

Accumulated other comprehensive income, which is solely comprised of the net unrealized gain on available-for-sale securities was $437,000 and $935,000 at September 30, 2007 and December 31, 2006, respectively.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 9 - Restricted Stock

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments,” effective January 1, 2006. SFAS No. 123R established financial accounting and reporting standards for stock-based employee compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer, or the employer incurs liabilities to employees in amounts based on the price of the employer’s stock. The statement also defined a fair value based method of accounting for an employee stock option or similar equity instrument whereby the fair-value is recorded based on the market value of the common stock on the grant date and is amortized to general and administrative expense over the respective vesting periods.

The Company’s 2003 Stock Incentive Plan (the “Incentive Plan”), approved by the Company’s stockholders in June 2003, provides for the granting of restricted shares. The maximum number of shares of the Company’s common stock that may be issued pursuant to the Incentive Plan is 275,000. The restricted stock grants are valued at the fair value as of the date of the grant and all restricted share awards made to date provide for vesting upon the fifth anniversary of the date of grant and under certain circumstances may vest earlier. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the balance sheet until they vest. The value of such grants is initially deferred, and amortization of amounts deferred is being charged to operations over the respective vesting periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Restricted share grants			51,225	50,050
Average per share grant price	$-	$-	$24.50	$20.66
Recorded as deferred compensation	$-	$-	$1,255,000	$1,034,000

Total charge to operations,
all outstanding restricted grants	$195,000	$136,000	$619,000	$378,000

Non-vested shares:
Non-vested beginning of period	186,400	141,675	140,175	92,725
Grants	-	-	51,225	50,050
Vested during period	-	-	(5,000)	-
Forfeitures	-	(1,250)	-	(2,350)
Non-vested end of period	186,400	140,425	186,400	140,425

Through September 30, 2007, a total of 193,150 shares were issued and 81,850 shares remain available for grant pursuant to the Incentive Plan, and approximately $2,386,000 remains as deferred compensation and will be charged to expense over the remaining weighted average vesting period of approximately 2.89 years. Included in the 2007 compensation expense is $64,000 related to the accelerated vesting of 5,000 shares of restricted stock that had been awarded to a retired board member.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 10 - Dividend Reinvestment Plan

In June 2007, the Company implemented a new Dividend Reinvestment Plan (the “Plan”), replacing a similar plan which was established in May 1996 and terminated simultaneously with the filing of a Registration Statement with the Securities and Exchange Commission on June 1, 2007 relating to the Plan. The Plan provides owners of record the opportunity to reinvest cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount of 0% to 5% from the market price. The discount is determined at the Company’s sole discretion. The Company is currently offering a 5% discount from market. During the three months ended September 30, 2007, the Company issued 46,794 common shares under the Plan. In connection with the filing of the Registration Statement, the Company paid $70,000 for legal and accounting fees, which have been netted against the shares issued in Paid-in Capital on the Company’s balance sheet.

Note 11 - Stock Repurchase Program

In August 2007, the Company announced that its Board of Directors had authorized a stock repurchase program of up to 500,000 shares of the Company’s common stock in open market transactions. All purchases will be executed in accordance with applicable federal securities laws. The timing and exact number of shares purchased will be determined at the Company’s discretion and will depend upon market conditions. The stock repurchase program will continue for twelve months and may be suspended or terminated by the Company at any time. Through September 30, 2007, the Company repurchased 69,583 shares of common stock for a consideration of $1,440,000. Subsequent to September 30, 2007, the Company repurchased an additional 28,800 shares of common stock for a consideration of $583,000.

Note 12 - New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006 in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company has adopted FIN 48 and determined that it has no material effect on its consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure certain assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No.157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The Company believes that the adoption of this standard on January 1, 2008 will not have a material effect on its consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 12 - New Accounting Pronouncements (Continued)

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is evaluating SFAS No. 159 and has not yet determined the impact the adoption will have on its consolidated financial statements, but it is not expected to be significant.

Note 13 - Legal Matters

In July 2005, the Company’s former president and chief executive officer, who was also a member of its board of directors, resigned following the discovery of what appeared to be inappropriate financial dealings by him with a former tenant of a property owned by a joint venture in which the Company is a 50% partner and the managing member. The Company reported this matter to the Securities and Exchange Commission (the “SEC”) in July 2005. The Audit Committee of the Board of Directors conducted an investigation of this matter and related matters and retained special counsel to assist the committee in its investigation. This investigation was completed, and the Audit Committee and its special counsel, based on the materials gathered and interviews conducted, found no evidence that any officer or employee of the Company (other than the former president and chief executive officer) was aware of, or knowingly assisted, our former president and chief executive officer’s inappropriate financial dealings.

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

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 13 - Legal Matters - (Continued)

The two actions were consolidated for all purposes on motion by both parties. On March 14, 2007, the consolidated actions were settled with respect to all parties, except that the action brought by the Company against its former president and chief executive officer and persons affiliated with him is continuing. Under the terms of the settlement agreement, a designee of the former tenant purchased, from a joint venture in which the Company is a 50% joint venture partner, a vacant property located in Monroe, New York, for a consideration of $1,250,000 (book value of $40,000 after write downs totaling $3,162,000 by the joint venture), and the parties exchanged releases.

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

Overview

We are a self-administered and self-managed real estate investment trust, or REIT, and we primarily own real estate that we net lease to tenants. As of September 30, 2007, we own 65 properties, one of which is held for sale, hold a 50% tenancy in common interest in one property and participate in seven joint ventures which own a total of five properties, including one vacant property that is held for sale. These 71 properties are located in 28 states.

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

Although we have investigated, analyzed and bid on several properties in 2007, due to a variety of factors, including increased competition and unfavorable prices, we have not acquired any properties to date in 2007. We have recently executed contracts to acquire two single tenant retail properties for an aggregate purchase price of approximately $5.5 million, which are expected to close early in 2008. We will continue to be active in the acquisition process.

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

At September 30, 2007, excluding mortgages payable of our unconsolidated joint ventures, we had 37 outstanding mortgages payable, aggregating approximately $220.6 million in principal amount, each of which is secured by a first lien on a real estate property. The real properties securing our outstanding mortgages payable have an aggregate carrying value of approximately $356 million before accumulated depreciation. The mortgages bear interest at fixed rates ranging from 5.13% to 8.8%, and mature between 2007 and 2037. In addition, we had one outstanding loan payable with a balance of $6.5 million, which is collateralized by cash held in escrow and shown on the balance sheet as restricted cash. The loan bears interest at 6.25% and matures in 2018.

Results of Operations

Comparison of Nine and Three Months Ended September 30, 2007 and 2006

Revenues

Rental income increased by $4.3 million, or 18.5%, to $27.8 million for the nine months ended September 30, 2007 from $23.5 million for the nine months ended September 30, 2006. For the three months ended September 30, 2007, rental income increased by $953,000, or 11.5%, to $9.2 million from $8.3 million for the three months ended September 30, 2006. The increase in rental income is primarily due to rental revenues earned during the nine and three months ended September 30, 2007 on 22 properties acquired by us between April 2006 and December 2006.

Operating Expenses

Depreciation and amortization expense increased by $1.2 million, or 23.9%, and $263,000, or 14.9%, to $6.1 million and $2 million for the nine and three months ended September 30, 2007, respectively. The increase in depreciation and amortization expense was due to the acquisition of 22 properties between April 2006 and December 2006.

General and administrative expenses increased by $696,000, or 16.7%, to $4.9 million for the nine months ended September 30, 2007. The increase was due to a number of factors, including an increase of $646,000 resulting from the implementation of a Compensation and Services Agreement which became effective on January 1, 2007. This agreement, pursuant to which the Company’s obligations under a Shared Services Agreement were taken over by Majestic Property Management Corp., a related party, requires that the services of all affiliated executive, administrative, legal, accounting and clerical personnel that we use on an “as-needed,” part time basis, as well as certain property management services, property acquisition, sales and leasing and mortgage brokerage services be provided to us by Majestic Property Management Corp. for an annual fee. The increase in general and administrative expenses in the nine months ended September 30, 2007 also includes a $210,000 increase in professional fees primarily due to $83,000 paid to an independent compensation consultant retained by the Compensation Committee of our Board of Directors and increases in various other legal and accounting fees. Additionally, in the nine months ended September 30, 2007, general and administration expenses increased due to a $150,000 increase in our chairman’s fee pursuant to the Compensation and Services Agreement, a $241,000 increase in compensation expense relating to our restricted stock program, a $103,000 increase in payroll and payroll related expenses, primarily resulting from an additional employee and salary increases and a $54,000 increase in state taxes. These increases were offset by a $701,000 decrease in professional fees incurred during the prior year in connection with investigations by the Securities and Exchange Commission and our Audit Committee (described in Note 13) and legal fees relating to a civil litigation arising out of the activities of our former president and chief executive officer.

General and administrative expenses increased by $99,000, or 6.7%, to $1.6 million for the three months ended September 30, 2007. The increase was due to a number of factors, including an increase of $247,000 resulting from the implementation of the Compensation and Services Agreement, as well as a $50,000 increase in our chairman’s fee. Additionally, the three months ended September 30, 2007 included a $59,000 increase in compensation expense related to our restricted stock program, a $30,000 increase in payroll and payroll related expenses, a $41,000 increase in legal and accounting fees and a $32,000 increase in state taxes. These increases were offset by a $352,000 decrease in professional fees incurred in connection with the aforementioned investigations.

Real estate expenses decreased by $16,000, or 8%, and $11,000, or 16.7%, respectively, for the nine and three months ended September 30, 2007, resulting primarily from repairs incurred in 2006 relating to a property.

Other Income and Expenses

Our equity in earnings of unconsolidated joint ventures decreased by $1.5 million, or 77.5%, and $105,000, or 42.7%, to $433,000 and $141,000 for the nine and three months ended September 30, 2007, respectively. These decreases resulted from a decrease in income producing properties owned by our joint ventures following the September and October 2006 sale of nine movie theater properties by two of our unconsolidated joint ventures. These properties generated income of $1.6 million and $135,000 in the nine and three months ended September 30, 2006, respectively. This decrease was offset in part by an increase in our equity share of earnings from four of our other unconsolidated joint ventures.

Gain on dispositions of real estate of unconsolidated joint venture results from two sales of real estate assets owned by one of our movie theater joint ventures. The nine and three months ended September 30, 2006 reflect the sale by this joint venture of a movie theater property located in Brooklyn, New York for a consideration of $16 million from which it realized a gain of $6.6 million, of which our share was $3.3 million. The nine months ended September 30, 2007 reflects the sale by this joint venture of its last remaining real estate asset, a vacant parcel of land, located in Monroe, New York, for a consideration of $1.25 million to a former tenant of the joint venture as part of an overall settlement of a litigation with that former tenant. See Note 13. The joint venture recognized a gain of $1.2 million on this sale, of which our 50% share is $583,000.

Interest and other income increased by $1.2 million, or 387%, and $389,000, or 905%, to $1.5 million and $432,000 for the nine and three months ended September 30, 2007, respectively. The increase in interest and other income for the nine and three months ended September 30, 2007 results substantially from our investment in short-term cash equivalents of the distributions received from the movie theater joint ventures upon the sale of its theater properties in September and October 2006. Also contributing to the increase in interest and other income in the nine months ended September 30, 2007 is a $118,000 gain on sale of available-for-sale securities.

Interest expense increased by $2.1 million, or 22.6%, and $505,000 or 15.6%, to $11.2 million and $3.8 million for the nine and three months ended September 30, 2007, respectively. This increase results from mortgages placed on 11 properties between April 2006 and August 2007 and the assumption of a mortgage in connection with the purchase of 11 properties in April 2006. In addition, the increase in interest expense results from interest on a loan payable which was originally a mortgage collateralized by a movie theatre property the Company owned and sold in October 2006.

Amortization of deferred financing costs increased by $36,000, or 8.1%, and $6,000, or 3.9%, to $479,000 and $159,000 for the nine and three months ended September 30, 2007, respectively. The increase results from the amortization of deferred mortgage costs during the nine and three months ended September 30, 2007 resulting from mortgages placed on 22 properties between April 2006 and August 2007.

In July 2006, we sold excess acreage at a property we own to an unrelated party and recognized a $185,000 gain on the sale and in February 2006, we sold an option to buy an interest in certain property adjacent to one of our properties and recognized a $227,000 gain on the sale.

Discontinued Operations

Income from discontinued operations decreased by $635,000, or 37.3%, and $47,000, or 10%, to $1.1 million and $425,000, respectively, for the nine and three months ended September 30, 2007. The nine and three months ended September 30, 2006 includes net operating income of $492,000 and $197,000, respectively, from a property we sold in October 2006 and the nine months ended September 30, 2006 also includes a $400,000 settlement of a claim made by us against a title insurance company regarding the purchase of one of our properties in a prior year, which was sold in 2005. This decrease was offset in part by our receipt of settlements for another property (sold in a prior year) of $222,000 and $128,000 for the nine and three months ended September 30, 2007, respectively.

Liquidity and Capital Resources

At September 30, 2007, we had cash and cash equivalents of approximately $35 million. On October 2, 2007, we paid a quarterly cash distribution of $.36 per share and a special dividend of $.67 per share, totaling $10 million on our common stock. Our primary sources of liquidity are cash and cash equivalents, cash generated from operating activities, including mortgage financings and property dispositions, and our revolving credit facility. We have a $62.5 million revolving credit facility with VNB New York Corp., Bank Leumi USA, Manufacturers and Traders Trust Company and Israel Discount Bank of New York. The facility is available to us to pay down existing and maturing mortgages, to fund the acquisition of properties or to invest in joint ventures. The facility matures on March 31, 2010. Borrowings under the facility bear interest at the lower of LIBOR plus 2.15% or the bank's prime rate, and there is an unused facility fee of one-quarter of 1% per annum. Net proceeds received from the sale or refinancing of properties are required to be used to repay amounts outstanding under the facility if proceeds from the facility were used to purchase or refinance such properties. There is no outstanding balance at September 30, 2007.

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

We had no outstanding contingent commitments, such as guarantees of indebtedness, or any other contractual cash obligations, other than mortgage and loan payable debt, at September 30, 2007.

Cash Distribution Policy

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute currently at least 90% of our ordinary taxable income to our stockholders. It is our current intention to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate federal, state or local income taxes on taxable income we distribute currently (in accordance with the Internal Revenue Code and applicable regulations) to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years. Even if we qualify as a REIT for federal taxation purposes, we may be subject to certain state and local taxes on our income and to federal income and/or excise taxes on our undistributed taxable income (i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Internal Revenue Code and applicable regulations thereunder).

It is our intention to pay to our stockholders no less than 90% of our taxable income within the time periods prescribed by the Internal Revenue Code. It will continue to be our policy to make sufficient cash distributions to stockholders in order for us to maintain our REIT status under the Internal Revenue Code.

In 2006, we recognized a significant capital gain, primarily due to the sale of our movie theater portfolio. Under the Internal Revenue Code, we are required to either pay the federal income tax applicable to the gain not distributed to our stockholders (at corporate rates) or to distribute the entire gain to our stockholders who would then pay federal income taxes substantially at the individual capital gains rate. In order to avoid the income tax at the Company level, any portion of the gain not previously distributed must be declared as a dividend prior to the due date of our federal tax return, as extended (September 15, 2007), and paid with our October 2007 regular quarterly distribution. On October 2, 2007, we paid a special dividend of approximately $6.7 million ($.67 per common share), representing the portion of the 2006 capital gain not yet distributed.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

All of our long-term mortgage debt bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages. Our credit line is a variable rate facility which is sensitive to interest rates. However, for the three months ended September 30, 2007, there was no balance outstanding on the credit line, and thus, the effect of changes in interest rates would not have impacted the amount of interest expense incurred during this period.

Item 4. - Controls and Procedures

As required under Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2007 are effective.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In July 2005, our former president and chief executive officer, who was also a member of our board of directors, resigned following the discovery of what appeared to be inappropriate financial dealings by him with a former tenant of a property owned by a joint venture in which we are a 50% partner and the managing member. We reported this matter to the Securities and Exchange Commission (the “SEC”) in July 2005. The Audit Committee of the Board of Directors conducted an investigation of this matter and related matters and retained special counsel to assist the committee in its investigation. This investigation was completed, and the Audit Committee and its special counsel, based on the materials gathered and interviews conducted, found no evidence that any officer or employee of our company (other than the former president and chief executive officer) was aware of, or knowingly assisted, our former president and chief executive officer’s inappropriate financial dealings.

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

One Liberty Properties, Inc. (Registrant)

November 8, 2007	/s/ Patrick J. Callan, Jr.
Date	Patrick J. Callan, Jr. President
(authorized officer)

November 8, 2007	/s/ David W. Kalish
Date	David W. Kalish Senior Vice President and Chief Financial Officer
(principal financial officer)