Form 10-K
period 2007-12-31
ONE LIBERTY PROPERTIES INC
filed 2008-03-13
CIK 712770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒ Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of l934

For the fiscal year ended December 31, 2007

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

Registrant's telephone number, including area code: (516) 466-3100

Securities registered pursuant to Section 12(b) of the Act:

Name of exchange
Title of each class	on which registered
Common Stock, par value $1.00 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a small reporting company)     Small reporting company ☐

Indicate by check mark whether registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of June 29, 2007 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of all common equity held by non-affiliates of the registrant, computed by reference to the price at which common equity was last sold on said date, was approximately $178.7 million.

As of March 7, 2008, the registrant had 10,185,553 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of stockholders of One Liberty Properties, Inc., to be filed pursuant to Regulation 14A not later than April 29, 2008, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

General

We are a self-administered and self-managed real estate investment trust, also known as a REIT. We were incorporated under the laws of the State of Maryland on December 20, 1982. We acquire, own and manage a geographically diversified portfolio of retail, industrial, office, health and fitness and other properties, a substantial portion of which are under long-term leases. Substantially all of our leases are “net leases,” under which the tenant is typically responsible for real estate taxes, insurance and ordinary maintenance and repairs. As of December 31, 2007, we owned 65 properties, one of which is held for sale, held a 50% tenancy in common interest in one property, and participated in five joint ventures that own five properties (including one vacant property held for sale). Our properties and the properties owned by our joint ventures are located in 28 states and have an aggregate of approximately 5.9 million square feet of space (including approximately 106,000 square feet of space at the property in which we own a tenancy in common interest, 459,000 square feet of space at the property held for sale and approximately 1.6 million square feet of space at properties owned by the joint ventures in which we participate). We did not acquire any properties during the year ended December 31, 2007.

Under the terms of our current leases, our 2008 contractual rental income (rental income that is payable to us in 2008 under leases existing at December 31, 2007, excluding rental income from our property that is held for sale) will be approximately $35.9 million, including approximately $1.3 million of rental income payable to us on our tenancy in common interest. In 2008, we expect that our share of the rental income payable to our five joint ventures which own properties will be approximately $1.4 million, without taking into consideration any rent that we would receive if the vacant and held for sale property owned by a joint venture is rented. On December 31, 2007, the occupancy rate of properties owned by us was 100% based on square footage (including the property in which we own a tenancy in common interest) and the occupancy rate of properties owned by our joint ventures was 98.9% based on square footage. The weighted average remaining term of the leases in our portfolio, including our tenancy in common interest, is 10.3 years and 11.3 years for the leases at properties owned by our joint ventures.

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

Generally, we intend to hold the properties we acquire for an extended period of time. Our investment criteria are intended to identify properties from which increased asset value and overall return can be realized from an extended period of ownership. Although our investment criteria favor an extended period of ownership of our properties, we may dispose of a property following a lease termination or expiration or even during the term of a lease (i) if we regard the disposition of the property as an opportunity to realize the overall value of the property sooner or (ii) to avoid future risks by achieving a determinable return from the property. Although we investigated, analyzed and bid on several properties in 2007, due to a variety of factors, including increased competition and unfavorable prices, we did not acquire any properties in 2007.

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

It is our policy, and the policy of our affiliated entities, that any investment opportunity presented to us or to any of our affiliated entities that involves primarily the acquisition of a net leased property, will first be offered to us and may not be pursued by any of our affiliated entities unless and until we decline the opportunity.

Investment Evaluation

In evaluating potential net lease investments, we consider, among other criteria, the following:

•	an evaluation of the property and improvements, given its location and use;

•	the current and projected cash flow of the property;

•	the estimated return on equity to us;

•	local demographics (population and rental trends);

•	the ability of the tenant to meet operational needs and lease obligations;

•	the terms of tenant leases, including the relationship between current rents and market rents;

•	the projected residual value of the property;

•	potential for income and capital appreciation;

•	occupancy of and demand for similar properties in the market area; and

•	alternative use for the property at lease termination.

Our Business Objectives and Growth Strategy

Our business objective is to maintain and increase the cash available for distribution to our stockholders by:

•	acquiring a diversified portfolio of net leased properties subject to long-term leases;

•	obtaining mortgage indebtedness on favorable terms and increasing access to capital to finance property acquisitions; and

•	managing assets effectively through property acquisitions, lease extensions and opportunistic property sales.

Our growth strategy includes the following elements:

•	to maintain, renew and enter into new long-term leases that contain provisions for contractual rent increases;

•	to acquire additional properties within the United States that are subject to long-term net leases and that satisfy our other investment criteria; and

•	to acquire properties in market or industry sectors that we identify, from time to time, as offering superior risk-adjusted returns.

Typical Property Attributes

The properties in our portfolio and owned by our joint ventures typically have the following attributes:

•
Net leases. Substantially all of the leases are net leases under which the tenant is typically responsible for real estate taxes, insurance and ordinary maintenance and repairs. We believe that investments in net leased properties offer more predictable returns than investments in properties that are not net leased;

•
Long-term leases. The properties acquired are generally subject to long-term leases. Excluding leases relating to properties owned by our joint ventures, leases representing approximately 83% of our 2008 contractual rental income expire after 2013, and leases representing approximately 44% of our 2008 contractual rental income expire after 2017; and

•
Scheduled rent increases. Leases representing approximately 94% of our 2008 contractual rental income provide for either scheduled rent increases or periodic contractual rent increases based on the consumer price index. None of the leases on properties owned by our joint ventures provide for scheduled rent increases.

Our Tenants

The following table sets forth information about the diversification of our tenants (excluding tenants of our joint ventures) by industry sector as of December 31, 2007:

			2008	Percentage of
			Contractual	2008
Type of	Number of	Number of	Rental	Contractual
Property	Tenants	Properties	Income (1)	Rental Income

Retail - various (2)	32	32	$11,453,658	31.9%
Retail - furniture (3)	5	15	7,543,184	21.0
Industrial (4)	8	8	6,525,205	18.2
Office (5)	3	3	4,259,363	11.9
Flex	3	2	2,497,764	6.9
Health & fitness	3	3	1,757,091	4.9
Movie theater (6)	1	1	1,242,019	3.4
Residential	1	1	650,000	1.8
	56	65	$35,928,284	100.0%

(1)
2008 contractual rental income includes rental income that is payable to us during 2008 for properties owned by us at December 31, 2007, including rental income payable on our tenancy in common interest. Does not include rent on our property that is held for sale.

(2)
Twenty of the retail properties are net leased to single tenants. Four properties are net leased to a total of 11 separate tenants pursuant to separate leases and 8 properties are net leased to one tenant pursuant to a master lease.

(3)	Eleven properties are net leased to Haverty Furniture Companies, Inc. pursuant to a master lease covering all locations and 4 of the properties are net leased to single tenants.

(4)	Does not include one property that is held for sale.

(5)	Includes a property in which we own a 50% tenancy in common interest.

(6)	We are the ground lessee of this property under a long-term lease and net lease the movie theater to an operator.

Although the main focus of our analysis is the intrinsic value of a property, we seek to acquire properties that we believe will provide attractive current returns from leases with tenants that operate profitably, even if our tenants are typically not rated or are rated below investment grade. We will acquire a property if we believe that the quality of the underlying real estate mitigates the risk that may be associated with any default by the tenant. Most of our retail tenants operate on a national basis and include, among others, Barnes & Noble, Inc., Walgreen Co., The Sports Authority, Inc., Best Buy Co., Inc., TGI Friday’s Inc., Party City Corporation, Circuit City Stores, Inc., Petco Animal Supplies, Inc. and CarMax Auto Superstores, Inc., and some of our tenants operate on a regional basis, including Haverty’s Furniture Companies, Inc.

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

Our typical lease provides for contractual rent increases periodically throughout the term of the lease. Some of our leases provide for rent increases pursuant to a formula based on the consumer price index and some of our leases provide for minimum rents supplemented by additional payments based on sales derived from the property subject to the lease. Such additional payments were not a material part of our 2007 rental revenues and are not expected to be a material part of our 2008 rental revenues.

Our policy has been to acquire properties that are subject to existing long-term leases or to enter into long-term leases with our tenants. Our leases generally provide the tenant with one or more renewal options.

The following table sets forth scheduled lease expirations of leases for our properties (excluding joint venture properties) as of December 31, 2007:

Year of Lease Expiration (1)(2)	Number of Expiring Leases	Approximate Square Feet Subject to Expiring Leases	2008 Contractual Rental Income Under Expiring Leases (3)	% of 2008 Contractual Rental Income Represented by Expiring Leases
2008	1	51,351	$386,160	1.1%
2009	3	200,468	945,883	2.6
2010	3	19,038	349,825	1.0
2011	4	208,428	2,087,577	5.8
2012	2	19,000	475,903	1.3
2013	6	117,357	1,745,035	4.9
2014	14	700,200	5,777,024	16.1
2015	4	150,795	1,765,765	4.9
2016	4	182,715	1,757,996	4.9
2017 and thereafter	15	2,224,544	20,637,116	57.4
	56	3,873,896	$35,928,284	100.0%

(1)	Lease expirations assume tenants do not exercise existing renewal options.

(2)	Includes a property in which we have a tenancy in common interest and excludes our property that is held for sale.

(3)
2008 contractual rental income includes rental income that is payable to us during 2008 under existing leases on properties we owned at December 31, 2007 (including rental income payable on our tenancy in common interest and excluding rental income payable on our property that is held for sale).

Financing, Re-Renting and Disposition of Our Properties

Under our governing documents, there is no limit on the level of debt that we may incur. Our credit facility is provided by VNB New York Corp., Bank Leumi, USA, Manufacturers and Traders Trust Company and Israel Discount Bank of New York and is a full recourse obligation. The credit facility limits total indebtedness that we may incur to an amount equal to 70% of the value (as defined) of our properties, among other limitations in the credit facility on our ability to incur additional indebtedness. We borrow funds on a secured and unsecured basis and intend to continue to do so in the future. We mortgage specific properties on a non-recourse basis (subject to standard carve-outs) to enhance the return on our investment in a specific property. The proceeds of mortgage loans and amounts drawn on our credit line may be used for property acquisitions, investments in joint ventures or other entities that own real property, to reduce bank debt and for working capital purposes.

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

After termination or expiration of any lease relating to any of our properties (either at lease expiration or early termination), we will seek to re-rent or sell such property in a manner that will maximize the return to us, considering, among other factors, the income potential and market value of such property. We acquire properties for long-term investment for income purposes and do not typically engage in the turnover of investments. We will consider the sale of a property prior to termination or expiration of the relevant lease if a sale appears advantageous in view of our investment objectives. We may take back a purchase money mortgage as partial payment in lieu of cash in connection with any sale and may consider local custom and prevailing market conditions in negotiating the terms of repayment. If there is a substantial tax gain, we may seek to enter into a tax deferred transaction and reinvest the proceeds in another property. It is our policy to use any cash realized from the sale of properties, net of any distributions to stockholders to maintain our REIT status, to pay down amounts due under our line of credit, if any, and for the acquisition of additional properties.

Our Joint Ventures

As of December 31, 2007, we are a joint venture partner in five joint ventures that own an aggregate of five properties (including one vacant property held for sale), and have an aggregate of approximately 1.6 million square feet of space. We own a 50% equity interest in four of the joint ventures and a 36% equity interest in the fifth joint venture. We are designated as “managing member” or “manager” under the operating agreements of three of these joint ventures. At December 31, 2007, our investment in unconsolidated joint ventures was approximately $6.6 million.

We were also a joint venture partner in two other joint ventures, with the same joint venture partner. Nine of the ten properties held by these two joint ventures were sold in 2006, and the remaining property was sold on March 14, 2007 for a purchase price of $1.25 million, after it was written down in prior years on the joint venture’s books to $40,000.  Each of our remaining five joint ventures own one property, three of which are retail properties and two of which are industrial properties.

Based on existing leases, we anticipate that our share of rental income payable to our joint ventures in 2008 will be approximately $1.4 million. The leases for two properties (each of which is owned by one of our joint ventures) that are expected to contribute 81% of the aggregate projected rental income payable to all of our joint ventures in 2008, will expire in 2021 and 2022, respectively.

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

Competition

We face competition for the acquisition of net leased properties from a variety of investors including domestic and foreign corporations and real estate companies, 1031 exchange buyers, financial institutions, insurance companies, pension funds, investment funds, other REITs and individuals, some of which have significant advantages over us, including a larger, more diverse group of properties and greater financial and other resources than we have. Although we investigated, analyzed and bid on several properties in 2007, due to a variety of factors, including increased competition and unfavorable prices, we did not acquire any properties in 2007.

Our Structure

In 2007, Patrick J. Callan, Jr., our president and chief executive officer, Lawrence G. Ricketts, Jr., our executive vice president and chief operating officer, and three other employees devoted substantially all of their business time to our company. Our other executive, administrative, legal, accounting and clerical personnel shared their services on a part-time basis with us and other affiliated entities that share our executive offices.

We entered into a compensation and services agreement with Majestic Property Management Corp. effective as of January 1, 2007.  Majestic Property Management Corp. is wholly-owned by our chairman of the board and it provides compensation to certain of our executive officers.  Pursuant to the compensation and services agreement, we pay an annual fee to Majestic Property Management Corp. and Majestic Property Management Corp. assumes our obligations under a shared services agreement, and provides us with the services of all affiliated executive, administrative, legal, accounting and clerical personnel that we use on a part time basis, as well as certain property management services, property acquisition, sales and leasing and mortgage brokerage services.  In 2007, we incurred a fee of $2,125,000 to Majestic Property Management Corp.  Pursuant to the compensation and services agreement, however, we paid $2,113,000 of the fee and the remainder of the fee, $12,000, was offset by the $12,000 paid to Majestic Property Management Corp. by one of our joint ventures.  In addition, in accordance with the compensation and services agreement, in 2007 we paid our chairman a fee of $250,000 and made an additional payment to Majestic Property Management Corp. of $175,000 for our share of all direct office expenses, such as rent, telephone, postage, computer services, internet usage, etc.

We believe that the compensation and services agreement allows us to benefit from access to, and from the services of, a group of senior executives with significant knowledge and experience in the real estate industry and our company and its activities. If not for the compensation and services agreement, we believe that a company of our size would not have access to the skills and expertise of these executives at the cost that we have incurred and will incur in the future. For a description of the background of our management, please see the information under the heading “Executive Officers” in Part I of this Annual Report.

Available Information

Our Internet address is www.onelibertyproperties.com. On the Investor Information page of our web site, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings on our Investor Information Web page, which also includes Forms 3, 4 and 5 filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, are available to be viewed free of charge.

On the Corporate Governance page of our web site, we post the following charters and guidelines: Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Corporate Governance Guidelines and Code of Business Conduct and Ethics, as amended and restated. All such documents on our Corporate Governance Web page are available to be viewed free of charge.

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

Forward-Looking Statements

This Annual Report on Form 10-K, together with other statements and information publicly disseminated by One Liberty Properties, Inc., contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions or variations thereof. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to:

•	general economic and business conditions including those currently affecting our nation’s economy and real estate markets;

•	general and local real estate conditions;

•	the financial condition of our tenants and the performance of their lease obligations;

•	changes in governmental laws and regulations relating to real estate and related investments;

•	the level and volatility of interest rates;

•	competition in our industry;

•	accessibility of debt and equity capital markets;

•	the availability of and costs associated with sources of liquidity; and

•	the other risks described under “Risks Related to Our Company” and “Risks Related to the REIT Industry.”

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

Based on 2008 contractual rental income, 88% of our rental revenues are generated from properties which are leased to single tenants. Accordingly, the financial failure or other default of a tenant in non-payment of rent or property related expenses or the termination of a lease could cause a significant reduction in our revenues. Additionally, approximately 52.4% of our rental revenues (excluding rental revenues from our joint ventures) for the year ended December 31, 2007 was derived from retail tenants and approximately 52.9% of our 2008 contractual rental income will be derived from retail tenants, including 21% from our tenants engaged in retail furniture operations. As of the date of this annual report, the national economy is characterized by considerable uncertainty as well as by heightened concern that the economy has entered, or may be on the verge of entering, a period of sustained economic downturn. Weakening economic conditions (nationally and/or locally) could result in the financial failure, or other default, of a significant number of our tenants and the tenants of our joint ventures. In the event of a default by a tenant, we may experience delays in enforcing our rights as landlord and sustain a loss of revenues and incur substantial costs in protecting our investment. We may also face liabilities arising from the tenant’s actions or omissions that would reduce our revenues and the value of our portfolio. Also, if we are unable to re-rent a property when an existing lease terminates, we receive no revenues from such property and are required to pay taxes, insurance and other operating expenses during the vacancy period, and could as a result experience a decline in the value of the property.

A significant portion of our 2007 revenues and our 2008 contractual rental income is derived from five tenants. The default, financial distress or failure of any of these tenants could significantly reduce our revenues.

Haverty’s Furniture Companies, Inc., Ferguson Enterprises, Inc., Nutritional Products, Inc., New Flyer of America, Inc. and L-3 Communications Corp, accounted for approximately 13.2%, 6.3%, 5.6%, 4.8% and 4.7%, respectively, of our rental revenues (excluding rental revenues from our joint ventures) for the year ended December 31, 2007 and account for 12%, 6.5%, 5.4%, 4.3% and 4.9%, respectively, of our 2008 contractual rental income. The default, financial distress or bankruptcy of any of these tenants could cause interruptions in the receipt, or the loss, of a significant amount of rental revenues and result in the vacancy of the property or properties occupied by the defaulting tenant, which would significantly reduce our rental revenues and net income until the re-rental of the property or properties, and could decrease the ultimate sale value of the property.

Since the second quarter of calendar 2007, the economy in the United States has faced challenges of illiquidity in the credit markets, turmoil in the housing and construction sectors, poorer performance in the retail sector and heightened fears of an overall economic downturn. Were such a sustained economic downturn to take place, the likelihood of the default, financial distress or bankruptcy of any one or more of our major tenants would increase, which could have a material adverse effect on our results of operations.

The inability to repay our indebtedness could reduce cash available for distributions and cause losses.

As of December 31, 2007, we had outstanding approximately $222 million in long-term mortgage and loan indebtedness, all of which is non-recourse (subject to standard carve-outs). As of December 31, 2007, our ratio of mortgage and loan debt to total assets was approximately 55%. In addition, as of December 31, 2007, our joint ventures had approximately $18.8 million in total long-term mortgage indebtedness (all of which is non-recourse subject to standard carve-outs). The risks associated with our debt and the debt of our joint ventures include the risk that cash flow for the properties securing the mortgage indebtedness will be insufficient to meet required payments of principal and interest. Further, if a property or properties are mortgaged to collateralize payment of indebtedness and we or any of our joint ventures are unable to make mortgage payments on the secured indebtedness, the lender could foreclose upon the property or properties resulting in a loss of revenues to us and a decline in the value of our portfolio. Even with respect to our non-recourse indebtedness, the lender may have the right to recover deficiencies from us under certain circumstances, which could result in a reduction in the amount of cash available to us to meet expenses and to make distributions to our stockholders and in a deterioration of our financial condition.

If we are unable to refinance our borrowings at maturity at favorable rates or otherwise raise funds, our net income may decline or we may be forced to sell properties on disadvantageous terms, which would result in the loss of revenues and in a decline in the value of our portfolio.

Only a small portion of the principal of our mortgage indebtedness and the mortgage indebtedness of our joint ventures will be repaid prior to maturity. Neither we nor our joint ventures plan to retain sufficient cash to repay such indebtedness at maturity. Accordingly, in order to meet these obligations, we will have to use funds available under our credit line, if any, to refinance debt or seek to raise funds through the financing of unencumbered properties, sale of properties or the issuance of additional equity. Between January 2008 and December 31, 2012, we will need to refinance an aggregate of approximately $61.1 million of maturing debt, of which approximately $4.2 will have to be refinanced in 2008 and approximately $4.6 million will have to be refinanced in 2009. Our joint ventures do not have maturing mortgage debt until 2015. In addition, at the present time there has been a tightening of credit by institutional lenders, which has made it difficult for borrowers to refinance debt, including mortgage debt. We cannot judge the duration of the current credit crunch or whether or not the situation may intensify. Accordingly, we can not provide any assurance that we (or our joint ventures) will be able to refinance this debt or arrange additional debt financing on unencumbered properties on terms as favorable as the terms of existing indebtedness, or at all. If interest rates or other factors at the time of refinancing result in interest rates higher than the interest rates currently being paid, our interest expense would increase, which would adversely affect our net income, financial condition and the amount of cash available for distribution to stockholders. If we (or our joint ventures) are not successful in refinancing existing indebtedness or financing unencumbered properties, selling properties on favorable terms or raising additional equity, our cash flow (or the cash flow of a joint venture) will not be sufficient to repay all maturing debt when payments become due, and we (or a joint venture) may be forced to dispose of properties on disadvantageous terms, which would result in the loss of revenues and in a decline in the value of our portfolio.

As of December 31, 2007 and March 1, 2008, we had no balance outstanding under our revolving credit facility. Our credit facility expires on March 31, 2010. Depending on our acquisition program, we could borrow a significant amount under our credit facility in 2008. The facility is guaranteed by all of our subsidiaries which own unencumbered properties and the shares of stock of all other subsidiaries are pledged as collateral. The risks associated with our revolving credit facility include the risk that our cash flow will be insufficient to meet required payments of interest. Also, we may be unable to negotiate a new facility at the maturity date and may be unable to pay off the amount then outstanding. This could result in a reduction in the amount of cash available to meet expenses and to make distributions to holders of our common stock.

Increased borrowings could result in increased risk of default on our repayment obligations and increased debt service requirements.

Our governing documents do not contain any limitation on the amount of indebtedness we may incur. However, the terms of our credit facility with VNB New York Corp., Bank Leumi, USA, Manufacturers and Traders Trust Company and Israel Discount Bank of New York limit the total indebtedness that we may incur to an amount equal to 70% of the value (as defined in the credit agreement) of our properties, in addition to other limitations in the credit facility on our ability to incur additional indebtedness. Increased leverage could result in increased risk of default on our payment obligations related to borrowings and in an increase in debt service requirements, which could reduce our net income and the amount of cash available to meet expenses and to make distributions to our stockholders.

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

We are subject to the general risks of investing in real estate. These include adverse changes in economic conditions and local conditions such as changing demographics, retailing trends and traffic patterns, declines in the rental rates, changes in the supply and price of quality properties and the market supply and demand of competing properties, the impact of environmental laws, security concerns, prepayment penalties applicable under mortgage financings, changes in tax, zoning, building code, fire safety and other laws and regulations, the type of insurance coverages available in the market, and changes in the type, capacity and sophistication of building systems. In particular, approximately 53% of our 2008 contractual rental income will come from retail tenants and is therefore vulnerable to any economic decline that negatively impacts the retail sector of the economy. Any of these conditions could have an adverse effect on our results of operations, liquidity and financial condition.

Our revenues and the value of our portfolio are affected by a number of factors that affect investments in leased real estate generally.

We are subject to the general risks of investing in leased real estate. These include the non-performance of lease obligations by tenants, improvements that will be costly or difficult to remove should it become necessary to re-rent the leased space for other uses, covenants in certain retail leases that limit the types of tenants to which available space can be rented (which may limit demand or reduce the rents realized on re-renting), rights of termination of leases due to events of casualty or condemnation affecting the leased space or the property or due to interruption of the tenant’s quiet enjoyment of the leased premises, and obligations of a landlord to restore the leased premises or the property following events of casualty or condemnation. Any of these conditions could have an adverse impact on our results of operations, liquidity and financial condition.

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

We do not have specific limitations on the total percentage of our real estate properties that may be located in any one geographic area. Consequently, properties that we own may be located in the same or a limited number of geographic regions. Approximately 32% of our rental income (excluding our share of the rental income from our joint ventures) for the year ended December 31, 2007 was, and approximately 33% of our 2008 contractual rental income will be, derived from properties located in Texas and New York. As a result, a decline in the economic conditions in these geographic regions, or in geographic regions where our properties may be concentrated in the future, may have an adverse effect on the rental and occupancy rates for, and the property values of, these properties, which could lead to a reduction in our rental income and in the results of operations.

Our inability to control our joint ventures or our tenancy in common arrangement could result in diversion of time and effort by our management and the inability to achieve the goals of the joint venture or the tenancy in common arrangement.

We presently are a joint venturer in five joint ventures which own five properties and we own 50% of another property as tenant in common with a group of investors pursuant to a tenancy in common agreement. At December 31, 2007, our investment in unconsolidated joint ventures was approximately $6.6 million and the tenancy in common interest represents a net investment of approximately $569,000 by us. These investments may involve risks not otherwise present in investments made solely by us, including that our co-investors may have different interests or goals than we do, or that our co-investors may not be able or willing to take an action that we desire. Disagreements with or among our co-investors could result in substantial diversion of time and effort by our management team and the inability of the joint venture or the tenancy in common to successfully operate, finance, lease or sell properties as intended by our joint venture agreements or tenancy in common agreement. In addition, we may invest a significant amount of our funds into joint ventures which ultimately may not be profitable as a result of disagreements with or among our co-investors.

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

We depend on the services of Fredric H. Gould, chairman of our board of directors, Patrick J. Callan, Jr., our president and chief executive officer, Lawrence G. Ricketts, Jr., our executive vice president and chief operating officer, and other members of our senior management to carry out our business and investment strategies. Only two of our senior officers, Messrs. Callan and Ricketts, devote all of their business time to our company. The remainder of our senior management provide services to us on a part-time, as needed basis. As we expand, we will need to attract and retain qualified senior management and other key personnel, both on a full-time and part-time basis. The loss of the services of any of our senior management or other key personnel, or our inability to recruit and retain qualified personnel in the future, could impair our ability to carry out our business and investment strategies. We do not carry key man life insurance on members of our senior management.

Our transactions with affiliated entities involve conflicts of interest.

From time to time we have entered into transactions with persons and entities affiliated with us and with certain of our officers and directors. Our policy is (i) to receive terms in transactions with affiliates that are at least as favorable to us as similar transactions we would enter into with unaffiliated persons and (ii) to have these transactions approved by our Audit Committee and by a majority of our board of directors, including a majority of our independent directors.  We entered into a compensation and services agreement with Majestic Property Management Corp. effective as of January 1, 2007.  Majestic Property Management Corp. is wholly-owned by our chairman of the board and it provides compensation to certain of our executive officers. Pursuant to the compensation and services agreement, we pay an annual fee to Majestic Property Management Corp. and they assume our obligations under a shared services agreement, and provide us with the services of all affiliated executive, administrative, legal, accounting and clerical personnel that we use on a part time basis, as well as certain property management services, property acquisition, sales and leasing and mortgage brokerage services.  In 2007, we paid to Majestic a fee of approximately $2,125,000.  In addition, in accordance with the compensation and services agreement, in 2007 we paid our chairman a fee of $250,000 and made an additional payment to Majestic Property Management Corp. of $175,000 for our share of all direct office expenses, such as rent, telephone, postage, computer services, internet usage, etc.  Any transactions with affiliated entities raise the potential that we may not receive terms as favorable as those that we would receive if the transactions were entered into with unaffiliated entities or that our executive officers might otherwise seek benefits for affiliated entities at our expense.

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

As a result of differences in timing between the receipt of income and the payment of expenses, and the inclusion of such income and the deduction of such expenses in arriving at taxable income, and the effect of nondeductible capital expenditures, the creation of reserves and the timing of required debt service (including amortization) payments, we may need to borrow funds in order to make the distributions necessary to retain the tax benefits associated with qualifying as a REIT, even if we believe that then prevailing market conditions are not generally favorable for such borrowings. Such borrowings could reduce our net income and the cash available for distributions to holders of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

EXECUTIVE OFFICERS

Set forth below is a list of our executive officers whose terms expire at our 2008 annual board of director’s meeting. The business history of our officers who are also directors will be provided in our proxy statement to be filed pursuant to Regulation 14A not later than April 29, 2008.

NAME	AGE	POSITION WITH THE COMPANY
Fredric H. Gould*	72	Chairman of the Board

Patrick J. Callan, Jr.	45	President, Chief Executive Officer, and Director

Lawrence G. Ricketts, Jr.	31	Executive Vice President and Chief Operating Officer

Jeffrey A. Gould*	42	Senior Vice President and Director

Matthew J. Gould*	48	Senior Vice President and Director

David W. Kalish	61	Senior Vice President and Chief Financial Officer

Israel Rosenzweig	60	Senior Vice President

Simeon Brinberg**	74	Senior Vice President

Mark H. Lundy**	45	Senior Vice President and Secretary

Karen Dunleavy	49	Vice President, Financial

* Matthew J. Gould and Jeffrey A. Gould are Fredric H. Gould’s sons.

** Mark H. Lundy is Simeon Brinberg’s son-in-law.

Lawrence G. Ricketts, Jr. Mr. Ricketts has been Chief Operating Officer of One Liberty Properties since January 2008, and Vice President since December 1999 (Executive Vice President since June 2006), and has been employed by One Liberty Properties, Inc. since January 1999.

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

Item 2.  Properties.

As of December 31, 2007, we owned 65 properties, one of which is held for sale, held a 50% tenancy in common interest in one property, and participated in five joint ventures that own a total of five properties (including one vacant property held for sale). The properties owned by us and our joint ventures are suitable and adequate for their current uses. The tables below set forth information as of December 31, 2007 concerning each property which we own and in which we currently own an equity interest. Except for one movie theater property, we and our joint ventures own fee title to each property.

Our Properties

		Percentage
		of 2008
		Contractual	Approximate
	Type of	Rental	Building
Location	Property	Income (1)	Square Feet
Baltimore, MD	Industrial	6.5%	367,000
Parsippany, NJ	Office	5.4	106,680
Hauppauge, NY	Flex	4.9	149,870
El Paso, TX	Retail	4.4	110,179
St. Cloud, MN	Industrial	4.3	338,000
Plano, TX	Retail (2)	3.8	112,389
Los Angeles, CA (3)	Office	3.5	106,262
Greensboro, NC	Theater	3.5	61,213
Brooklyn, NY	Office	3.0	66,000
Knoxville, TN	Retail	2.8	35,330
Columbus, OH	Retail (2)	2.7	96,924
Plano, TX	Retail (4)	2.5	51,018
Philadelphia, PA	Industrial	2.5	166,000
Tucker, GA	Health & Fitness	2.5	58,800
Ronkonkoma, NY	Flex	2.1	89,500
Lake Charles, LA	Retail	1.9	54,229
Cedar Park, TX	Retail (2)	1.8	50,810
Manhattan, NY	Residential	1.8	125,000
Columbus, OH	Industrial	1.6	100,220
Ft. Myers, FL	Retail	1.6	29,993
Grand Rapids, MI	Health & Fitness	1.5	130,000
Newark, DE	Retail	1.5	23,547
Wichita, KS	Retail (2)	1.4	88,108
Atlanta, GA	Retail	1.4	50,400
Saco, ME	Industrial	1.3	91,400
Champaign, IL	Retail	1.3	50,530
Athens, GA	Retail	1.3	41,280

		Percentage
		of 2008
		Contractual	Approximate
	Type of	Rental	Building
Location	Property	Income (1)	Square Feet
Greenwood Village, CO	Retail	1.2	45,000
Tyler, TX	Retail (2)	1.2	72,000
Mesquite, TX	Retail (2)	1.1	22,900
Fayetteville, GA	Retail (2)	1.1	65,951
Onalaska, WI	Retail	1.1	63,919
Melville, NY	Industrial	1.1	51,351
Richmond, VA	Retail (2)	1.0	38,788
Amarillo, TX	Retail (2)	1.0	72,227
Virginia Beach, VA	Retail (2)	1.0	58,937
Selden, NY	Retail	1.0	14,550
Lexington, KY	Retail (2)	.9	30,173
Duluth, GA	Retail (2)	.9	50,260
Antioch, TN	Retail	.9	34,059
Newport News, VA	Retail (2)	.9	49,865
Grand Rapids, MI	Health & Fitness	.9	72,000
Gurnee, IL	Retail	.8	22,768
Batavia, NY	Retail	.7	23,483
St. Louis, MO	Retail	.7	30,772
Somerville, MA	Retail	.7	12,054
Hauppauge, NY	Retail	.7	7,000
Fairview Heights, IL	Retail	.7	31,252
Bluffton, SC	Retail (2)	.7	35,011
Houston, TX	Retail	.6	12,000
Ferguson, MO	Retail	.6	32,046
New Hyde Park, NY	Industrial	.6	89,000
Vicksburg, MS	Retail	.5	2,790
Florence, KY	Retail	.5	31,252
Killeen, TX	Retail	.5	8,000
Flowood, MS	Retail	.4	4,505
Bastrop, LA	Retail	.4	2,607
Monroe, LA	Retail	.4	2,756
D’Iberville, MS	Retail	.4	2,650
Kentwood, LA	Retail	.4	2,578
Monroe, LA	Retail	.4	2,806
Vicksburg, MS	Retail	.4	4,505
Rosenberg, TX	Retail	.3	8,000
West Palm Beach, FL	Industrial	.3	10,361
Seattle, WA	Retail	.2	3,038
		100%	3,873,896

Properties Owned
by Joint Ventures (5)

		Percentage
		of Our Share
		of Rent Payable	Approximate
	Type of	in 2008 to Our	Building
Location	Property	Joint Ventures	Square Feet
Lincoln, NE	Retail	41.8%	112,260
Milwaukee, WI	Industrial	38.9	927,685
Miami, FL	Industrial	10.7	396,000
Savannah, GA	Retail	8.6	101,550
Shreveport, LA (6)	Retail	Vacant	17,108
		100%	1,554,603

(1)
Percentage of 2008 contractual rental income payable to us pursuant to leases as of December 31, 2007, including rental income payable on our tenancy in common interest and excluding rental income from our property that is held for sale.

(2)	This property is leased to a retail furniture operator.

(3)
An undivided 50% interest in this property is owned by us as tenant in common with an unrelated entity. Percentage of contractual rental income indicated represents our share of the 2008 rental income. Approximate square footage indicated represents the total rentable square footage of the property.

(4)	Property has two tenants, of which approximately 53% is leased to a retail furniture operator.

(5)
Each property is owned by a joint venture in which we are a venture partner. Except for the joint venture which owns the Miami, Florida property, in which we own a 36% economic interest, we own a 50% economic interest in each joint venture. Approximate square footage indicated represents the total rentable square footage of the property owned by the joint venture.

(6)	This property was held for sale at December 31, 2007.

The occupancy rate for our properties (including the property in which we own a tenancy in common interest), based on total rentable square footage, was 100% as of December 31, 2007 and 2006. The occupancy rate for the properties owned by our joint ventures (except for a property located in Monroe, New York which was vacant land and was sold by the joint venture in March 2007), based on total rentable square footage, was approximately 98.9% as of December 31, 2007 and 2006.

As of December 31, 2007, the 66 properties owned by us and the five properties owned by our joint ventures are located in 28 states. The following tables set forth certain information, presented by state, related to our properties and properties owned by our joint ventures as of December 31, 2007.

Our Properties

State	Number of Properties (1)	2008 Contractual Rental Income	Approximate Building Square Feet
Texas	10	$6,241,132	519,523
New York	9	5,676,108	615,754
Georgia	5	2,568,977	266,691
Maryland	1	2,340,923	367,000
New Jersey	1	1,928,241	106,680
Ohio	2	1,546,990	197,144
Minnesota	1	1,541,441	338,000
Tennessee	2	1,324,086	69,389
Louisiana	5	1,277,934	64,976
California	1	1,251,797	106,262
North Carolina	1	1,242,019	61,213
Other	27	8,988,637	1,161,264
	65	$35,928,285	3,873,896

Properties Owned
by Joint Ventures

State	Number of Properties		Our Share of Rent Payable in 2008 to Our Joint Ventures	Approximate Building Square Feet
Nebraska	1		$603,594	112,260
Wisconsin	1		562,500	927,685
Florida	1		154,488	396,000
Georgia	1		123,750	101,550
Louisiana	1	(2)	-	17,108
	5		$1,444,332	1,554,603

(1)	Excludes a property owned by us, located in Pennsylvania, which is held for sale.

(2)	This vacant property was held for sale at December 31, 2007.

At December 31, 2007, we had first mortgages on 57 of the 66 properties we owned as of that date (including our 50% tenancy in common interest, but excluding properties owned by our joint ventures). At December 31, 2007, we had approximately $215.5 million of mortgage loans outstanding, bearing interest at rates ranging from 5.13% to 8.8%. Substantially all of our mortgage loans contain prepayment penalties. In addition, we had one outstanding loan payable with a balance of approximately $6.5 million at December 31, 2007, bearing interest at 6.25%. The following table sets forth scheduled principal mortgage and loan payments due for our properties as of December 31, 2007 (assumes no payment is made on principal on any outstanding mortgage or loan in advance of its due date):

YEAR	PRINCIPAL PAYMENTS DUE IN YEAR INDICATED
(Amounts in Thousands)
2008	$9,104
2009	10,033
2010	22,313
2011	8,580
2012	37,551
2013 and thereafter	134,454
Total	$222,035

At December 31, 2007, our joint ventures had first mortgages on three properties with outstanding balances of approximately $18.8 million, bearing interest at rates ranging from 5.8% to 6.4%. Substantially all these mortgages contain prepayment penalties. The following table sets forth the scheduled principal mortgage payments due for properties owned by our joint ventures as of December 31, 2007 (assumes no payment is made on principal on any outstanding mortgage in advance of its due date):

YEAR	PRINCIPAL PAYMENTS DUE IN YEAR INDICATED
(Amounts in Thousands)

2008	$410
2009	435
2010	462
2011	490
2012	520
2013 and thereafter	16,434
Total	$18,751

Significant Tenant

As of December 31, 2007, no single property owned by us had a book value equal to or greater than 10% of our total assets or had revenues which accounted for more than 10% of our aggregate annual gross revenues in the year ended December 31, 2007. However, as of December 31, 2007, we owned a portfolio of 11 properties, leased under a master lease to Haverty’s Furniture Companies, Inc., which had a net book value of 13% of our total assets and revenues which accounted for 13.2% of our aggregate annual gross revenues in the year ended December 31, 2007. Of the eleven properties, three are located in each of Texas and Virginia, two are located in Georgia, and one is located in each of Kansas, Kentucky and South Carolina. The properties aggregate approximately 43 acres and contain buildings with an aggregate of approximately 612,130 square feet.

The properties are net leased pursuant to a master lease, which expires on August 14, 2022.  Haverty’s Furniture Companies, Inc. is a New York Stock Exchange listed company and operates over 100 showrooms in 17 states.  The lease provides for a current base rent of $4,310,000 per annum, increasing on August 15, 2012 and every five years thereafter and provides the tenant with certain renewal options. Pursuant to the lease, the tenant is responsible for maintenance and repairs, and for real estate taxes and assessments on the properties.  The 2007 annual real estate taxes on the properties aggregated $756,000.  The tenant utilizes approximately 86% of the properties for retail and 14% for warehouse.

The mortgage loan, which our subsidiary assumed when it acquired the properties in 2006, is secured by mortgages/deeds of trust on all eleven properties in the principal amount of approximately $26 million at December 31, 2007.  The mortgage loan bears interest at 6.87% per annum, matures on September 1, 2012 and is being amortized based on a 25-year amortization schedule.  Assuming no additional payments are made on the principal amount of the mortgage loan in advance of the maturity date, the principal balance due on the maturity date will be approximately $20 million.  Although the mortgage loan provides for defeasance, it is generally not prepayable until 90 days prior to the maturity date.

Item 3. Legal Proceedings

In July 2005, our former president and chief executive officer, who was also a member of our board of directors, resigned following the discovery of inappropriate financial dealings by him with a former tenant of a property owned by a joint venture in which we are a 50% partner and the managing member. We reported this matter to the Securities and Exchange Commission (the “SEC”) in July 2005. The Audit Committee of our Board of Directors conducted an investigation of this matter and related matters and retained special counsel to assist the committee in its investigation. This investigation was completed, and the Audit Committee and its special counsel, based on the materials gathered and interviews conducted, found no evidence that any officer or employee of our company (other than the former president and chief executive officer) was aware of, or knowingly assisted, our former president and chief executive officer’s inappropriate financial dealings.

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

Part II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Our common stock is listed on the New York Stock Exchange. The following table sets forth the high and low prices for our common stock as reported by the New York Stock Exchange for 2007 and for 2006 and the per share cash distributions paid on our common stock during each quarter of the years ended December 31, 2007 and 2006.

			CASH
			DISTRIBUTION
2007	HIGH	LOW	PER SHARE
First Quarter	$26.13	$22.72	$.36
Second Quarter	$24.48	$21.59	$.36
Third Quarter	$23.26	$18.83	$1.03	*
Fourth Quarter	$21.97	$17.61	$.36

			CASH
			DISTRIBUTION
2006	HIGH	LOW	PER SHARE
First Quarter	$21.00	$18.33	$.33
Second Quarter	$21.00	$17.91	$.33
Third Quarter	$22.40	$18.66	$.33
Fourth Quarter	$25.53	$22.01	$.36

* Includes a regular cash dividend of $.36 per share and a special cash distribution of $.67 per share.

As of March 3, 2008, there were 351 common stockholders of record and we estimate that at such date there were approximately 3,600 beneficial owners of our common stock.

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

Stock Performance Graph

The following graph compares the performance of our common stock with the Standard and Poor’s 500 Index and a peer group index of publicly traded equity real estate investment trusts prepared by the National Association of Real Estate Investment Trusts. As indicated, the graph assumes $100 was invested on December 31, 2002 in our common stock and assumes the reinvestment of dividends.

CUMULATIVE TOTAL RETURN

	12/02	12/03	12/04	12/05	12/06	12/07

One Liberty Properties, Inc.	100.00	140.01	155.53	147.76	214.62	172.92
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
NAREIT Equity	100.00	137.13	180.44	202.38	273.34	230.45

Equity Compensation Plan Information

The following table provides information about shares of our common stock that may be issued upon the exercise of options, warrants, rights and restricted stock under our 2003 Stock Incentive Plan as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	-	-	81,900

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	81,900

(1) Our 2003 Stock Incentive Plan, which was approved by our stockholders in 2003, is our only equity compensation plan. Our 2003 Stock Incentive Plan permits us to grant stock options and restricted stock to our employees, officers, directors and consultants. Currently, there are no options outstanding under our 2003 Stock Incentive Plan.

Purchase of Securities

On August 7, 2007, our board of directors authorized a program for us to repurchase up to 500,000 shares of our common stock in the open market from time to time. Set forth below is a table which provides the purchases we made in the fourth quarter of 2007.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2007- October 31, 2007	28,800	$20.26	28,800	401,617

November 1, 2007- November 30, 2007	24,500	$20.18	24,500	377,117

December 1, 2007- December 31, 2007	35,926	$19.31	35,926	341,191

Item 6. Selected Financial Data.

The following table sets forth the selected consolidated statement of operations data for each of the periods indicated, all of which are derived from our audited consolidated financial statements and related notes. The selected financial data for each of the three years in the period ended December 31, 2007 should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	As of and for the Year Ended
	December 31
	(Amounts in Thousands, Except Per Share Data)
	2007	2006	2005	2004	2003
OPERATING DATA(Note a)
Rental revenues	$36,805	$32,048	$25,910	$19,511	$14,850
Equity in earnings (loss) of unconsolidated joint ventures (Note b)	648	(3,276)	2,102	2,869	2,411
Gain on dispositions of real estate of unconsolidated joint ventures	583	26,908	-	-	-
Net gain on sale of air rights, other and real estate	-	413	10,248	73	14
Income from continuing operations	9,013	30,797	18,309	7,308	5,995
Income from discontinued operations	1,577	5,628	2,971	3,666	2,530
Net income	10,590	36,425	21,280	10,974	8,525
Calculation of net income applicable to common stockholders (Note c):
Net income	10,590	36,425	21,280	10,974	8,525
Less: dividends and accretion on preferred stock	-	-	-	-	1,037
Net income applicable to common stockholders	$10,590	$36,425	$21,280	$10,974	$7,488
Weighted average number of common shares outstanding:
Basic	10,069	9,931	9,838	9,728	6,340
Diluted	10,069	9,934	9,843	9,744	6,372
Net income per common share - basic and diluted:
Income from continuing operations	$.89	$3.10	$1.86	$.75	$.78
Income from discontinued operations	.16	.57	.30	_ .38	_ .40
Net income	$1.05	$3.67	$2.16	$1.13	$1.18

Cash distributions per share of:
Common Stock (Note d)	$2.11	$1.35	$1.32	$1.32	$1.32
Preferred Stock (Note c)	-	-	-	-	$1.60

BALANCE SHEET DATA
Real estate investments, net	$333,990	$341,652	$258,122	$228,536	$177,316
Investment in unconsolidated joint ventures	6,570	7,014	27,335	37,023	24,441
Cash and cash equivalents	25,737	34,013	26,749	6,051	45,944
Total assets	406,634	422,037	330,583	284,386	259,089
Mortgages and loan payable	222,035	227,923	167,472	124,019	106,133
Line of credit	-	-	-	7,600	-
Total liabilities	235,395	241,912	175,064	138,271	113,120
Total stockholders' equity	171,239	180,125	155,519	146,115	145,969

OTHER DATA(Note e)
Funds from operations applicable to common stockholders	$18,645	$13,707	$26,658	$16,789	$11,776
Funds from operations per common share:
Basic	$1.85	$1.38	$2.71	$1.73	$1.86
Diluted	$1.85	$1.38	$2.71	$1.72	$1.85

Note a: Certain amounts reported in prior periods have been reclassified to conform to the current year’s presentation.

Note b: For the year ended December 31, 2006, “Equity in earnings (loss) of unconsolidated joint ventures” is after giving effect to $5.3 million, our share of the mortgage prepayment premium expense incurred in connection with dispositions of real estate of unconsolidated joint ventures. This expense is reflected as interest expense on the books of the joint ventures and is not netted against the gain on dispositions.

Note c: On December 30, 2003, we redeemed all of our outstanding preferred stock.

Note d: 2007 includes a special cash distribution of $.67 per share

Note e: We consider funds from operations (FFO) to be a relevant and meaningful supplemental measure of the operating performance of an equity REIT, and it should not be deemed to be a measure of liquidity. FFO does not represent cash generated from operations as defined by generally accepted accounting principles (GAAP) and is not indicative of cash available to fund all cash needs, including distributions. It should not be considered as an alternative to net income for the purpose of evaluating our performance or to cash flows as a measure of liquidity.

We compute FFO in accordance with the “White Paper on Funds From Operations” issued in April 2002 by the National Association of Real Estate Investment Trusts (NAREIT). FFO is defined in the White Paper as “net income (computed in accordance with generally accepting accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.” In computing FFO, we do not add back to net income the amortization of costs in connection with our financing activities, or depreciation of non-real estate assets, but those items that are defined as “extraordinary” under GAAP are added back to net income. Since the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one REIT to another.

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

The table below provides a reconciliation of net income in accordance with GAAP to FFO, as calculated under the current NAREIT definition of FFO, for each of the years in the five year period ended December 31, 2007.

	2007	2006	2005	2004	2003
Net income (Note 1)	$10,590	$36,425	$21,280	$10,974	$8,525
Add: depreciation of properties	8,248	7,091	5,905	4,758	3,473
Add: our share of depreciation in unconsolidated joint ventures	329	716	1,277	1,075	790
Add: amortization of deferred leasing costs	61	43	101	55	39
Deduct: gain on sale of real estate	-	(3,660)	(1,905)	(73)	(14)
Deduct: gain on dispositions of real estate of unconsolidated joint ventures	(583)	(26,908)	-	-	-
Deduct: preferred distributions	-	-	-	-	(1,037)

Funds from operations applicable to common stockholders (Note 1)	$18,645	$13,707	$26,658	$16,789	$11,776

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

For the year ended December 31, 2005, net income and FFO include $10.2 million from the gain on sale of air rights.

The table below provides a reconciliation of net income per common share (on a diluted basis) in accordance with GAAP to FFO.

	2007	2006	2005	2004	2003

Net income (Note 2)	$1.05	$3.67	$2.16	$1.13	$1.34
Add: depreciation of properties	.82	.71	.60	.49	.55
Add: our share of depreciation in unconsolidated joint ventures	.03	.07	.13	.11	.12
Add: amortization of deferred leasing costs	.01	.01	.01	-	-
Deduct: gain on sale of real estate	-	(.37)	(.19)	(.01)	-
Deduct: gain on dispositions of real estate of unconsolidated joint ventures	(.06)	(2.71)	-	-	-
Deduct: preferred distributions	-	-	-	-	(.16)

Funds from operations applicable to common stockholders (Note 2)	$1.85	$1.38	$2.71	$1.72	$1.85

Note 2: For the year ended December 31, 2006, net income and FFO is after $.53, our share of the mortgage prepayment premium expense. See Note 1 above. For the year ended December 31, 2005, net income and FFO include $1.04 from the gain on sale of air rights.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a self-administered and self-managed REIT and we primarily own real estate that we net lease to tenants. As of December 31, 2007, we owned 65 properties, one of which is held for sale, held a 50% tenancy in common interest in one property, and participated in five joint ventures that owned a total of five properties (including one vacant property held for sale). These 71 properties are located in 28 states.

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

Although we investigated, analyzed and bid on several properties in 2007, due to a variety of factors, including increased competition and unfavorable prices, we did not acquire any properties in 2007. In January and February 2008, we acquired two single retail properties for an aggregate purchase price of approximately $5.5 million.

Our five joint ventures each held a single-tenant property as of December 31, 2007. At year end, our equity investment in our joint ventures was $6.6 million, net of distributions.

At December 31, 2007, excluding mortgages payable of our unconsolidated joint ventures, we had 57 outstanding mortgages payable, aggregating $215.5 million in principal amount, all of which are secured by first liens on individual real estate investments with an aggregate carrying value of approximately $349 million before accumulated depreciation. The mortgages bear interest at fixed rates ranging from 5.13% to 8.8%, and mature between 2008 and 2037. In addition, we had one loan payable outstanding with a principal amount of $6.5 million, bearing interest at 6.25% and maturing in 2018.

Results of Operations

Outlook

We anticipate that in 2008 we will use any available cash (after taking into account required cash distributions to shareholders), funds derived from the placement of additional mortgages and a credit line to acquire additional properties, either directly or through joint ventures. As a result, we anticipate that we will acquire and own additional properties and unless we experience an unexpected number of lease terminations and/or cancellations in 2008 (taking into consideration the lease expiration we know will occur in 2008, and without giving effect to any re-letting of such properties), our revenues should increase in 2008.

Comparison of Years Ended December 31, 2007 and December 31, 2006

Rental Revenues

Rental revenues increased by $4.8 million, or 14.8%, to $37 million for the year ended December 31, 2007 from $32 million for the year ended December 31, 2006. The increase in rental revenues is substantially due to rental revenues earned during the year ended December 31, 2007 on 22 properties acquired by us between April and December 2006.

Operating Expenses

Depreciation and amortization expense increased by $1.4 million, or 20%, to $8.1 million for the year ended December 31, 2007 from $6.8 million for the year ended December 31, 2006. The increase in depreciation and amortization was due to the acquisition of 22 properties between April and December 2006.

General and administrative expenses increased by $1.2 million, or 22.5%, to $6.4 million for the year ended December 31, 2007 from $5.3 million for the year ended December 31, 2006. The increase is due to a number of factors including (i) an increase of $135,000 in payroll and payroll related expenses of full-time employees; (ii) an increase of $310,000 in compensation expenses related to the amortization of restricted stock awards; (iii) an increase of $200,000 (from $50,000 to $250,000) in the compensation paid to the chairman of our board; (iv) an increase of $228,000 in professional fees resulting from both the retention by our Compensation Committee of an independent consultant, and an increase in legal and accounting fees. Offsetting these increases was a $723,000 decease in professional fees incurred in the prior year in connection with investigations by the SEC and our Audit Committee and legal fees relating to a civil litigation arising out of the activities of our former president and chief executive officer.

Included in the increase in general and administrative expenses was $2.29 million of expenses incurred pursuant to a compensation and services agreement which became effective January 1, 2007. Under the agreement Majestic Property Management Corp., an affiliated entity, took over our obligations under a shared services agreement (including our share of direct office overhead) and agreed to continue to provide us with the services of all affiliated executive, administrative, legal, accounting and clerical personnel that we use on an as needed, part-time basis. Accordingly, we no longer allocate direct office overhead or allocate payroll expenses. The agreement also requires Majestic Property Management Corp. to continue to provide us with certain property management services (including construction supervisory services), property acquisition, sales and leasing services and mortgage brokerage services and we do not incur any fees or expenses for such services except for the annual fee referred to below. In consideration of taking over our obligations under the shared services agreement and providing the services mentioned above, we agreed to pay Majestic Property Management Corp. a fee in 2007 of $2,125,000 million (before offsets provided for in the agreement) plus $175,000 as our share of direct office overhead. The following table compares the amounts paid by us in 2007 under the compensation and services agreement and the expenses paid in 2006 which would be included in the fee paid under such agreement:

	Years ended December 31,
	2007	2006
Compensation and Services Agreement	$2,288,000	$-
Allocated expenses	-	1,317,000
Mortgage brokerage fees	-	100,000	(1)
Sales commissions	-	152,000	(2)
Management fees	-	15,000
Supervisory fees	-	41,000	(3)
	2,288,000	1,625,000
Fees paid by our joint ventures	6,000	691,000	(4)
Total fees	$2,294,000	$2,316,000

(1)	Deferred and written off over term of mortgage.

(2)	Reduced net sales proceeds.

(3)	Capitalized to improvement account.

(4)
Represents our 50% share of fees paid to Majestic Property Management Corp. by our joint ventures. The 2007 amount is for management fees and the 2006 amount is primarily for sales commissions, which reduced the net sales proceeds from the dispositions of real estate of unconsolidated joint ventures.

Other Income and Expenses

Our equity in earnings of unconsolidated joint ventures increased by $3.9 million to $648,000 for the year ended December 31, 2007 from a loss of $3.3 million for the year ended December 31, 2006. The $3.3 million loss for the year ended December 31, 2006 resulted primarily from $10.5 million of mortgage prepayment premiums, of which 50%, or $5.3 million, was our share, paid by two of our joint ventures upon the sale of its nine movie theater properties in September and October 2006. Such sales resulted in a decrease in income producing properties owned by our joint ventures since these properties generated operating income of $4.6 million, of which 50%, or $2.3 million, was our share in 2006. The year ended December 31, 2006 also included a $960,000 provision for valuation adjustment by one of our joint ventures, of which 50%, or $480,000, was our share. Additionally, during the year ended December 31, 2006, one of our movie theater joint ventures recorded a $600,000 provision for valuation adjustment, of which 50%, or $300,000, was our share. The joint venture sold this property in March 2007. The year ended December 31, 2007 includes an increase in our equity share of earnings from four of our other unconsolidated joint ventures, primarily due to our participation in an additional joint venture which acquired a property in September 2006.

Gain on dispositions of real estate of unconsolidated joint ventures results from sales of real estate assets owned by our two movie theater joint ventures. The year ended December 31, 2006 reflects the September 2006 sale by one of the joint ventures of a movie theater property located in Brooklyn, New York for a consideration of $16 million from which it realized a gain of $6.6 million, of which our share was $3.3 million. The year ended December 31, 2006 also reflects the October 2006 sale of eight movie theater properties by both movie theater joint ventures to an unrelated party for an aggregate purchase price of $136.7 million, from which the joint ventures realized a gain of $49 million, of which $24.5 million was our share. We wrote off the unamortized premium balance of $924,000 in our investment in one of the joint ventures against the gain. The year ended December 31, 2007 reflects the sale by one of the movie theater joint ventures of its last remaining real estate asset, a vacant parcel of land, located in Monroe, New York, for a consideration of $1.25 million. The joint venture recognized a gain of $1.2 million on this sale, of which our 50% share is $583,000.

Interest and other income increased by $877,000, or 97.6%, to $1.8 million for the year ended December 31, 2007 from $899,000 for the year ended December 31, 2006. The increase in interest and other income for the year ended December 31, 2007 results substantially from our investment in short-term cash equivalents available primarily from the distributions we received from the movie theater joint ventures upon the sales of its theater properties in September and October 2006. Also contributing to the increase in interest and other income in the year ended December 31, 2007 is a $118,000 gain on sale of available-for-sale securities.

Interest expense increased by $2.4 million, or 19.2%, to $14.9 million for the year ended December 31, 2007 from $12.5 million for the year ended December 31, 2006. This increase results primarily from fixed rate mortgages placed on 10 properties in the year ended December 31, 2006 and the assumption of a fixed rate mortgage in connection with the purchase of 11 properties in April 2006. The year ended December 31, 2007 includes a full year of interest expense on these mortgages. In addition, the increase in interest expense results from interest on a loan payable which was originally a mortgage collateralized by a movie theater property we sold in October 2006.

Amortization of deferred financing costs increased by $43,000, or 7.2%, to $638,000 for the year ended December 31, 2007. The increase results from the amortization of deferred mortgage costs during the year ended December 31, 2007 resulting from mortgages placed on 22 properties between April 2006 and August 2007.

In July 2006, we sold excess acreage at a property we own to an unrelated party and recognized a $185,000 gain on the sale, and in February 2006, we sold an option to buy an interest in certain property adjacent to one of our properties and recognized a $228,000 gain on the sale.

Discontinued Operations

Income from discontinued operations decreased by $4.1 million, or 72%, to $1.6 million for the year ended December 31, 2007 from $5.6 million for the year ended December 31, 2006. This decrease was primarily due to the $3.7 million gain in the year ended December 31, 2006 on the sale of a movie theater wholly owned by us that we sold for $15.2 million. This sale was part of a sale which closed in October 2006 pursuant to which an unrelated party purchased one movie theater from us and eight movie theaters from two of our joint ventures. The year ended December 31, 2006 also includes the net operating income of $487,000 from this property.

Comparison of Years Ended December 31, 2006 and December 31, 2005

Rental Revenues

Rental revenues increased by $6.1 million, or 23.7%, to $32 million for the year ended December 31, 2006 from $25.9 million for the year ended December 31, 2005. The increase in rental revenues is substantially due to rental revenues earned during the year ended December 31, 2006 on 30 properties acquired by us between January 2005 and December 2006.

Operating Expenses

Depreciation and amortization expense increased by $1.6 million, or 30.1%, to $6.8 million for the year ended December 31, 2006 from $5.2 million for the year ended December 31, 2005. The increase in depreciation and amortization was due to the acquisition of 30 properties between January 2005 and December 2006.

General and administrative expenses increased by $1.1 million, or 26.8%, to $5.3 million for the year ended December 31, 2006 from $4.1 million for the year ended December 31, 2005. The increase was due to a number of factors, including a $495,000 increase in payroll and payroll related expenses resulting primarily from compensation paid to our president (elected effective January 1, 2006) for all of 2006, while we did not have any payroll expenses for our president for five months in 2005, as well as from staff increases. An increase of $166,000 relates to professional fees incurred in connection with an investigation by the Securities and Exchange Commission (see Part I - Item 3 - Legal Proceedings) and investigations by our Audit Committee. Similarly, there was an increase of $72,000 in legal fees relating to a civil litigation arising out of the activities of our former president and chief executive officer. Additionally, for the year ended December 31, 2006, expenses allocated to us under the Shared Services Agreement among us and various affiliated companies, increased by $109,000 for executive and support personnel, primarily legal and accounting services, a significant portion of which relates to the SEC and Audit Committee investigations, as well as to property acquisitions and the overall increase in the level of our business activity. Also included in the year ended December 31, 2006, is a $222,000 increase in compensation expense relating to our restricted stock program. The balance of the increase in general and administrative expenses includes an increase in directors’ fees.

Federal excise tax of $490,000 was accrued at December 31, 2006, based on taxable income generated but not yet distributed. There was no such tax for the year ended December 31, 2005.

Real estate expenses decreased by $75,000, or 21.9%, to $268,000 for the year ended December 31, 2006, resulting primarily from unusual repair items incurred in the year ended December 31, 2005 at three properties.

Other Income and Expenses

Our equity in earnings of unconsolidated joint ventures decreased by $5.4 million, or 256%, to a loss of $3.3 million for the year ended December 31, 2006 from income of $2.1 million for the year ended December 31, 2005. This decrease resulted primarily from $10.5 million of mortgage prepayment premiums, of which 50%, or $5.3 million was our share, paid by two of our joint ventures upon the sales of its nine movie theater properties. Such sales also contributed to an operating income decrease from these ventures of $1.3 million, of which $646,000 was our share, caused by a decrease in rental income, offset in part by a decrease in mortgage interest expense and depreciation. The decrease in earnings from unconsolidated joint ventures also resulted from a $960,000 provision for valuation adjustment, of which 50%, or $480,000 was our share, by one of our joint ventures which owns a vacant property. These decreases were offset, in part, by a $2.56 million provision for valuation adjustment taken in the year ended December 31, 2005 by one of our movie theater joint ventures against its vacant parcel of land, of which 50%, or $1.3 million, was our share. During the year ended December 31, 2006, the joint venture recorded an additional $600,000 provision against this property, of which $300,000 was our share. The joint venture sold this property in March 2007 for an aggregate consideration of $1.25 million.

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

Interest and other income increased by $589,000, or 190%, to $899,000 for the year ended December 31, 2006. The primary reason for the increase was the investment in short-term cash equivalents of the distributions we received from the movie theater joint ventures upon the sale of its nine theater properties.

Interest expense increased by $3 million, or 31.1%, primarily due to an increase of $3 million on our mortgages payable, principally resulting from mortgages placed on 20 properties between March 2005 and December 2006 and the assumption of a mortgage in connection with the purchase of 11 properties in April 2007. The increase was offset by a $215,000 decrease in interest expense related to our line of credit.

During February 2006, we sold an option to buy an interest in certain property adjacent to one of our properties and recognized a gain on the sale of $228,000. In June 2005, we closed on the sale of unused development or “air rights” relating to our property located in Brooklyn, New York for a net gain, after closing costs, of approximately $10.25 million. These gains are included in “Gain on sale of air rights and other gains.”

Included in gain on sale of real estate is our sale of excess acreage at a property we own to an unrelated party. We recognized a gain of $185,000 in July 2006 from this sale.

Discontinued Operations

Income from discontinued operations increased by $2.7 million, or 89.3%, to $5.6 million for the year ended December 31, 2006. This increase was primarily due to the $3.7 million gain on sale of a movie theater wholly owned by us that we sold for $15.2 million. This sale was part of a sale which closed on October 5, 2006 pursuant to which an unrelated party purchased one movie theater from us and eight movie theaters from two of our joint ventures. This increase was offset in part by net gains of $1.9 million in the year ended December 31, 2005 on the sale of five of our properties. The increase in discontinued operations also resulted from an increase in income from operations caused by a $469,000 provision for valuation adjustment that was recorded in the year ended December 31, 2005 against one of the properties which was sold later in that year.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, our revolving credit facility and cash generated from operating activities, including mortgage financings. We are a party to a credit agreement, as amended, with VNB New York Corp., Bank Leumi, USA, Manufacturers and Traders Trust Company and Israel Discount Bank of New York which provides for a $62.5 million revolving credit facility. The credit facility is available to us to pay off existing mortgages, to fund the acquisition of additional properties or to invest in joint ventures. The facility matures on March 31, 2010. Borrowings under the facility bear interest at the lower of LIBOR plus 2.15% or the bank’s prime rate and there is an unused facility fee of ¼% per annum. Net proceeds received from the sale or refinancing of properties are required to be used to repay amounts outstanding under the facility if proceeds from the facility were used to purchase or refinance the property. The facility is guaranteed by our subsidiaries that own unencumbered properties and is secured by the outstanding stock of subsidiary entities. As of December 31, 2007 and March 7, 2008, there is no outstanding balance under the facility.

We continue to seek additional property acquisitions. We will use our available cash and cash equivalents, cash provided from operations, cash provided from mortgage financings and funds available under our credit facility to fund acquisitions.

The following sets forth our contractual cash obligations as of December 31, 2007, which relate to interest and amortization payments and balances due at maturity under outstanding mortgages secured by our properties for the periods indicated (amounts in thousands):

	Payment due by period
		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Mortgages and loan payable -
interest and amortization	$139,497	$19,136	$36,547	$32,272	$51,542

Mortgages and loan payable -
balances due at maturity	172,140	4,184	21,584	35,287	111,085
Total	$311,637	$23,320	$58,131	$67,559	$162,627

As of December 31, 2007, we had outstanding approximately $222 million in long-term mortgage and loan indebtedness (excluding mortgage indebtedness of our unconsolidated joint ventures), all of which is non-recourse (subject to standard carve-outs). We expect that debt service payments of approximately $55.7 million due in the next three years will be paid primarily from cash generated from our operations. We anticipate that loan maturities of approximately $25.8 million due in the next three years will be paid primarily from mortgage financings or refinancings. If we are not successful in refinancing our existing indebtedness or financing our unencumbered properties, our cash flow, funds available under our credit facility and available cash, if any, may not be sufficient to repay all maturing debt when payments become due, and we may be forced to sell additional equity or dispose of properties on disadvantageous terms.

In addition, we, as ground lessee, are obligated to pay rent under a ground lease for a property owned in fee by an unrelated third party. The annual fixed leasehold rent expense is as follows:

						More than
Total	2008	2009	2010	2011	2012	5 Years

$3,986,476	$237,500	$262,240	$296,875	$296,875	$296,875	$2,596,111

We had no outstanding contingent commitments, such as guarantees of indebtedness, or any other contractual cash obligations at December 31, 2007.

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

Purchase Accounting for Acquisition of Real Estate

The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and other value of in-place leases based in each case on their fair values. The fair value of the tangible assets of an acquired property (which includes land and building) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of relative fair values of these assets. The allocation made by management may have a positive or negative effect on net income and may have an effect on the assets and liabilities on the balance sheet.

Revenues

Our revenues, which are substantially derived from rental income, include rental income that our tenants pay in accordance with the terms of their respective leases reported on a straight line basis over the initial term of each lease. Since many of our leases provide for rental increases at specified intervals, straight line basis accounting requires us to record as an asset and include in revenues, unbilled rent receivables which we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Accordingly, our management must determine, in its judgment, that the unbilled rent receivable applicable to each specific tenant is collectible. We review unbilled rent receivables on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant is engaged and economic conditions in the area in which the property is located. In the event that the collectability of an unbilled rent receivable is in doubt, we would be required to take a reserve against the receivable or a direct write off of the receivable, which would have an adverse affect on net income for the year in which the reserve or direct write off is taken and would decrease total assets and stockholders’ equity.

Value of Real Estate Portfolio

We review our real estate portfolio on a quarterly basis to ascertain if there has been any impairment in the value of any of our real estate assets, including deferred costs and intangibles, in order to determine if there is any need for a provision for valuation adjustment. In reviewing the portfolio, we examine the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports. For each real estate asset owned for which indicators of impairment exist, recognition of impairment is required if the calculated value is less than the asset’s carrying amount. We generally do not obtain any independent appraisals in determining value but rely on our own analysis and valuations. Any provision taken with respect to any part of our real estate portfolio will reduce our net income and reduce assets and stockholders’ equity to the extent of the amount of the valuation adjustment, but it will not affect our cash flow until such time as the property is sold.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk.

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

The following table sets forth our long-term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at December 31, 2007 (amounts in thousands):

						There-
For the Year Ended December 31	2008	2009	2010	2011	2012	after	Total	FMV

Long term debt	$9,104	$10,033	$22,313	$8,580	$37,551	$134,454	$222,035	$219,532

Fixed rate weighted average interest rate	6.49%	6.49%	6.38%	6.33%	6.32%	6.24%	6.30%	6.75%

Variable rate	-	-	-	-	-	-	-	-

Item 8. Financial Statements and Supplementary Data.

This information appears in Item 15(a) of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and directors of a company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, our management believes that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on management’s assessment of our internal control over financial reporting. This report appears on page F1 of this Annual Report on Form 10-K.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

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

The Audit Committee of our Board of Directors is an “Audit Committee” for the purposes of Section 3(a) (58) of the Securities Exchange Act of 1934, as amended. The members of that Committee are Charles Biederman, Chairman, Joseph A. DeLuca and James J. Burns.

Apart from certain information concerning our executive officers which is set forth in Part I of this Annual Report, the other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2008 Annual Meeting of Stockholders including the information set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Governance of the Company.”

Item 11. Executive Compensation.

The information concerning our executive compensation required by Item 11 shall be included in the Proxy Statement to be filed relating to our 2008 Annual Meeting of Stockholders and is incorporated herein by reference, including the information set forth under the caption “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Report of Compensation Committee.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning our beneficial owners and management required by Item 12 shall be included in the Proxy Statement to be filed relating to our 2008 Annual Meeting of Stockholders and is incorporated herein by reference, including the information set forth under the caption “Stock Ownership of Certain Beneficial Owners, Directors and Officers.”

Equity compensation plan information is incorporated by reference from Part II, Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” of this report.

Item 13. Certain Relationships and Related Transactions.

The information concerning certain relationships, related transactions and director independence required by Item 13 shall be included in the Proxy Statement to be filed relating to our 2008 Annual Meeting of Stockholders and is incorporated herein by reference, including the information set forth under the caption “Certain Relationships and Related Transactions,” and “Governance of the Company.”

Item 14. Principal Accountant Fees and Services.

The information concerning our principal accounting fees required by Item 14 shall be included in the Proxy Statement to be filed relating to our 2008 Annual Meeting of Stockholders and is incorporated herein by reference, including the information set forth under the caption “Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)  Documents filed as part of this Report:

(1)   The following financial statements of the Company are included in this Report on Form 10-K:

- Reports of Independent Registered
Public Accounting Firm	F-1 through F-2
- Statements:
Consolidated Balance Sheets	F-3
Consolidated Statements of Income	F-4
Consolidated Statements of Stockholders' Equity	F-5
Consolidated Statements of Cash Flows	F-6 through F-7
Notes to Consolidated Financial Statements	F-8 through F-24

(2) Financial Statement Schedules:

- Schedule III-Real Estate
and Accumulated Depreciation	F-25 through F-26

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(3) Exhibits:

3.1
Articles of Amendment and Restatement of One Liberty Properties, Inc., dated July 20, 2004 (incorporated by reference to Exhibit 3.1 to One Liberty Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

3.2
Articles of Amendment to Restated Articles of Incorporation of One Liberty Properties, Inc. filed with the State of Assessments and Taxation of Maryland on June 17, 2005 (incorporated by reference to Exhibit 3.1 to One Liberty Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.3
Articles of Amendment to Restated Articles of Incorporation of One Liberty Properties, Inc. filed with the State of Assessments and Taxation of Maryland on June 21, 2005 (incorporated by reference to Exhibit 3.2 to One Liberty Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.4	By-Laws of One Liberty Properties, Inc., as amended (incorporated by reference to Exhibit 3.1 to One Liberty Properties, Inc.'s Current Report on Form 8-K filed on December 12, 2007).

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

10.1
Amended and Restated Loan Agreement, dated as of June 4, 2004, by and among One Liberty Properties, Inc., Valley National Bank, Merchants Bank Division, Bank Leumi USA, Israel Discount Bank of New York and Manufacturers and Traders Trust Company (incorporated by reference to the Exhibit to One Liberty Properties, Inc.'s Current Report on Form 8-K filed on June 8, 2004).

10.2
First Amendment to Amended and Restated Loan Agreement, dated as of March 15, 2007, between VNB New York Corp. as assignee of Valley National Bank, Merchants Bank Division, Bank Leumi, USA, Manufacturers and Traders Trust Company, Israel Discount Bank of New York, and One Liberty Properties, Inc. (incorporated by reference to Exhibit 10.1 to One Liberty Properties, Inc.’s Current Report on Form 8-K filed on March 15, 2007).

10.3
Second Amendment to Amended and Restated Loan Agreement effective as of September 30, 2007, between VNB New York Corp., as assignee, of Valley National Bank, Merchants Bank Division, Bank Leumi USA, Israel Discount Bank of New York, Manufacturers and Traders Trust Company and One Liberty Properties, Inc.

10.4
Compensation and Services and Agreement effective as of January 1, 2007 between One Liberty Properties Inc. and Majestic Property Management Corp. (incorporated by reference to One Liberty Properties Inc.’s Current Report on Form 8-K filed March 14,2007).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to One Liberty Properties, Inc.’s Form Current Report on Form 8-K filed on March 14, 2006).

21.1	Subsidiaries of Registrant*

23.1	Consent of Ernst & Young LLP*

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Senior Vice President and Chief Financial Officer*

32.1	Certification of President and Chief Executive Officer *

32.2	Certification of Senior Vice President and Chief Financial Officer*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

ONE LIBERTY PROPERTIES, INC.

By:	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Fredric H. Gould	Chairman of the
Fredric H. Gould	Board of Directors	March 13, 2008

/s/ Patrick J. Callan, Jr.	President,
Patrick J. Callan, Jr	Chief Executive Officer and Director	March 13, 2008

/s/ Joseph A. Amato
Joseph A. Amato	Director	March 13, 2008

/s/ Charles Biederman
Charles Biederman	Director	March 13, 2008

/s/ James J. Burns
James J. Burns	Director	March 13, 2008

/s/ Jeffrey A. Gould
Jeffrey A. Gould	Director	March 13, 2008

/s/ Matthew J. Gould
Matthew J. Gould	Director	March 13, 2008

/s/ Joseph De Luca
Joseph De Luca	Director	March 13, 2008

/s/ J. Robert Lovejoy
J. Robert Lovejoy	Director	March 13, 2008

/s/ Eugene I. Zuriff
Eugene I. Zuriff	Director	March 13, 2008

/s/ David W. Kalish	Senior Vice President and
David W. Kalish	Chief Financial Officer	March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
One Liberty Properties, Inc. and Subsidiaries

We have audited One Liberty Properties, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of One Liberty Properties, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of the Company and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
One Liberty Properties, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of One Liberty Properties, Inc. and Subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of One Liberty Properties, Inc. and Subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), One Liberty Properties, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 13, 2008

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in Thousands, Except Per Share Data)

	December 31,
	2007	2006
ASSETS
Real estate investments, at cost
Land	$70,032	$70,078
Buildings and improvements	298,470	298,265
	368,502	368,343
Less accumulated depreciation	34,512	26,691
	333,990	341,652

Investment in unconsolidated joint ventures	6,570	7,014
Cash and cash equivalents	25,737	34,013
Restricted cash	7,742	7,409
Unbilled rent receivable	9,893	8,218
Property held for sale	10,052	10,189
Escrow, deposits and other receivables	2,465	2,251
Investment in BRT Realty Trust at market (related party)	459	831
Deferred financing costs	3,119	3,062
Other assets (including available-for-sale securities at market of $1,024 and $1,372)	1,672	2,145
Unamortized intangible lease assets	4,935	5,253
	$406,634	$422,037

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Mortgages and loan payable	$222,035	$227,923
Dividends payable	3,638	3,587
Accrued expenses and other liabilities	4,252	4,391
Unamortized intangible lease liabilities	5,470	6,011
Total liabilities	235,395	241,912

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	-	-
Common stock, $1 par value; 25,000 shares authorized; 9,906 and 9,823 shares issued and outstanding	9,906	9,823
Paid-in capital	137,076	134,826
Accumulated other comprehensive income - net unrealized gain on available-for-sale securities	344	935
Accumulated undistributed net income	23,913	34,541

Total stockholders' equity	171,239	180,125
Total liabilities and stockholders’ equity	$406,634	$422,037

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Amounts in Thousands, Except Per Share Data)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Rental income	$36,805	$32,048	$25,910
Operating expenses:
Depreciation and amortization	8,111	6,760	5,197
General and administrative (including $2,290, $1,317 and $1,208, respectively, to related parties)	6,430	5,250	4,140
Federal excise tax	91	490	-
Real estate expenses	290	268	342
Leasehold rent	308	308	308
Total operating expenses	15,230	13,076	9,987
Operating income	21,575	18,972	15,923
Other income and expenses:
Equity in earnings (loss) of unconsolidated joint ventures	648	(3,276)	2,102
Gain on dispositions of real estate - unconsolidated
joint ventures	583	26,908	-
Interest and other income	1,776	899	311
Interest:
Expense	(14,931)	(12,524)	(9,555)
Amortization of deferred financing costs	(638)	(595)	(720)
Gain on sale of air rights and other gains	-	228	10,248
Gain on sale of real estate	-	185	-
Income from continuing operations	9,013	30,797	18,309
Discontinued operations:
Income from operations	1,577	1,968	1,066
Net gain on sale	-	3,660	1,905
Income from discontinued operations	1,577	5,628	2,971
Net income	$10,590	$36,425	$21,280
Weighted average number of common shares outstanding:
Basic	10,069	9,931	9,838
Diluted	10,069	9,934	9,843
Net income per common share - basic and diluted:
Income from continuing operations	$.89	$3.10	$1.86
Income from discontinued operations	.16	.57	.30
Net income per common share	$1.05	$3.67	$2.16
Cash distributions per share of common stock	$2.11	$1.35	$1.32

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Three Years Ended December 31, 2007
(Amounts in Thousands, Except Per Share Data)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income	Unearned Compen- sation	Accumulated Undistributed Net Income	Total
Balances, December 31, 2004	$9,728	$133,350	$717	$(926)	$3,246	$146,115

Distributions - common stock ($1.32 per share)	-	-	-	-	(12,990)	(12,990)
Exercise of options	11	109	-	-	-	120
Shares issued through dividend reinvestment plan	31	569	-	-	-	600
Issuance of restricted stock	-	617	-	(617)	-	-
Compensation expense - restricted stock	-	-	-	293	-	293
Net income	-	-	-	-	21,280	21,280
Other comprehensive income - net unrealized gain on available-for-sale securities	-	-	101	-	-	101
Comprehensive income	-	-	-	-	-	21,381

Balances, December 31, 2005	9,770	134,645	818	(1,250)	11,536	155,519

Reclassification upon the adoption of FASB No. 123 (R)	-	(1,250)	-	1,250	-	-
Distributions - common stock ($1.35 per share)	-	-	-	-	(13,420)	(13,420)
Exercise of options	9	101	-	-	-	110
Shares issued through dividend reinvestment plan	44	815	-	-	-	859
Compensation expense - restricted stock	-	515	-	-	-	515
Net income	-	-	-	-	36,425	36,425
Other comprehensive income - net unrealized gain on available-for-sale securities	-	-	117	-	-	117
Comprehensive income						36,542

Balances, December 31, 2006	9,823	134,826	935	-	34,541	180,125

Distributions - common stock ($2.11 per share)	-	-	-	-	(21,218)	(21,218)
Repurchase of common stock	(159)	(3,053)	-	-	-	(3,212)
Shares issued through dividend reinvestment plan	237	4,482	-	-	-	4,719
Restricted stock vesting	5	(5)	-	-	-	-
Compensation expense - restricted stock	-	826	-	-	-	826
Net income	-	-	-	-	10,590	10,590
Other comprehensive income- net unrealized loss on available-for-sale securities	-	-	(591)	-	-	(591)
Comprehensive income						9,999

Balances, December 31, 2007	$9,906	$137,076	$344	$-	$23,913	$171,239

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in Thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$10,590	$36,425	$21,280
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, air rights and other	(122)	(4,181)	(12,152)
Increase in rental income from straight-lining of rent	(1,674)	(1,763)	(1,311)
(Increase) decrease in rental income from amortization of intangibles relating to leases	(250)	(187)	29
Provision for valuation adjustment	-	-	469
Amortization of restricted stock expense	826	515	293
Gain on dispositions of real estate related to unconsolidated joint ventures	(583)	(26,908)	-
Equity in (earnings) loss of unconsolidated joint ventures	(648)	3,276	(2,102)
Distributions of earnings from unconsolidated joint ventures	1,089	24,165	3,108
Depreciation and amortization	8,248	7,091	5,905
Amortization of financing costs	638	600	758
Changes in assets and liabilities:
Increase in escrow, deposits and other receivables	(92)	(945)	(1,640)
(Decrease) increase in accrued expenses and other liabilities	(138)	839	132
Net cash provided by operating activities	17,884	38,927	14,769
Cash flows from investing activities:
Purchase of real estate and improvements	(423)	(79,636)	(59,427)
Net proceeds from sale of real estate, air rights and other	4	16,228	34,114
Investment in unconsolidated joint ventures	(8)	(1,553)	(282)
Distributions of return of capital from unconsolidated joint ventures	551	21,264	9,084
Net proceeds from sale of available-for-sale securities	843	348	5
Purchase of available-for-sale securities	(551)	(1,364)	-
Net cash provided by (used in) investing activities	416	(44,713)	(16,506)
Cash flows from financing activities:
Repayment of bank line of credit	-	-	(7,600)
Proceeds from mortgages payable	2,700	37,564	64,706
Payment of financing costs	(695)	(916)	(1,172)
Repayment of mortgages payable	(8,588)	(4,070)	(21,253)
Increase in restricted cash	(333)	(7,409)	-
Cash distributions - common stock	(21,167)	(13,088)	(12,966)
Exercise of stock options	-	110	120
Repurchase of common stock	(3,212)	-	-
Issuance of shares through dividend reinvestment plan	4,719	859	600
Net cash (used in) provided by financing activities	(26,576)	13,050	22,435
Net (decrease) increase in cash and cash equivalents	(8,276)	7,264	20,698
Cash and cash equivalents at beginning of year	34,013	26,749	6,051
Cash and cash equivalents at end of year	$25,737	$34,013	$26,749

Continued on next page

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(Amounts in Thousands)

	Year Ended December 31,
	2007	2006	2005
Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense	$14,812	$12,576	$10,150
Cash paid during the year for income taxes	35	16	15
Supplemental schedule of non-cash investing and financing activities:
Assumption of mortgages payable in connection with purchase of real estate	$-	$26,957	$-
Purchase accounting allocations	-	(3,346)	1,655
Reclassification of 2005 deposit in connection with purchase of real estate	-	2,525	-

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2007

NOTE 1 -ORGANIZATION AND BACKGROUND

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in the state of Maryland. OLP is a self-administered and self-managed real estate investment trust ("REIT"). OLP acquires, owns and manages a geographically diversified portfolio of retail, including retail furniture stores, industrial, office, health and fitness and other properties, a substantial portion of which are under long-term net leases. As of December 31, 2007, the Company owned sixty-five properties, one of which was held for sale, and held a 50% tenancy in common interest in one property. OLP’s joint ventures owned a total of five properties, including one vacant property that was held for sale. The seventy-one properties are located in twenty-eight states.

NOTE 2 -SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts and operations of OLP and its wholly-owned subsidiaries. OLP and its subsidiaries are hereinafter referred to as the Company. Material intercompany items and transactions have been eliminated.

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

Management believes that the estimates and assumptions that are most important to the portrayal of the Company’s financial condition and results of operations, in that they require management’s most difficult, subjective or complex judgments, form the basis of the accounting policies deemed to be most significant to the Company. These significant accounting policies relate to revenues and the value of the Company’s real estate portfolio. Management believes its estimates and assumptions related to these significant accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on the Company’s future financial condition or results of operations.

Revenue Recognition

Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the term of the lease. In order for management to determine, in its judgment, that the unbilled rent receivable applicable to each specific property is collectible, management reviews unbilled rent receivables on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant is engaged and economic conditions in the area in which the property is located. Some of the leases provide for additional contingent rental revenue in the form of percentage rents and increases based on the consumer price index. The percentage rents are based upon the level of sales achieved by the lessee and are recorded once the required sales levels are reached.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under generally accepted accounting principles have been met.

Purchase Accounting for Acquisition of Real Estate

In accordance with Statement of Financial Accounting Standards No. 141, or SFAS 141, “Business Combinations,” the Company allocates the purchase price of real estate to land and building and intangibles, such as the value of above, below and at-market leases and origination costs associated with in-place leases. The Company depreciates the amount allocated to building and intangible assets or liabilities over their estimated useful lives, which generally range from two to forty years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining minimum term of the associated lease. The tenant improvements and origination costs are amortized as an expense over the remaining minimum term of the lease. The Company assesses fair value of the leases based on estimated cash flow projections that utilize appropriate discount rates and available market information.

As a result of its evaluation under SFAS 141 of the acquisitions made, the Company recorded additional deferred intangible lease assets of $2,210,000, representing the value of the acquired above market leases and assumed lease origination costs during the year ended December 31, 2006. The Company also recorded additional deferred intangible lease liabilities of $5,556,000, representing the value of the acquired below market leases during the year ended December 31, 2006. With respect to the Company’s acquisition of a property in December 2006, the initial fair value of its in-place lease and other intangibles were allocated on a preliminary basis and was subject to change. In 2007, the fair value of the in-place lease was changed from a deferred intangible lease liability of $110,000 to a deferred intangible lease asset of $153,000. The Company did not acquire any properties during the year ended December 31, 2007. The Company recognized a net increase in rental revenue of $250,000 and $187,000 for the amortization of the above/below market leases for the years ended 2007 and 2006, respectively. For the years ended 2007 and 2006, the Company recognized amortization expense of $290,000 and $233,000, respectively, relating to lease origination costs resulting from the reallocation of the purchase price of acquired properties. At December 31, 2007 and 2006, accumulated amortization of intangible lease assets was $1,228,000 and $758,000, respectively. At December 31, 2007 and 2006, accumulated amortization of intangible lease liabilities was $878,000 and $448,000, respectively.

The unamortized balance of intangible lease assets at December 31, 2007 will be deducted from future operations through 2025 as follows:

2008	$463,000
2009	451,000
2010	451,000
2011	451,000
2012	451,000
Thereafter	2,668,000
$4,935,000

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

The unamortized balance of intangible lease liabilities at December 31, 2007 will be added to future operations through 2022 as follows:

2008	$397,000
2009	397,000
2010	397,000
2011	397,000
2012	397,000
Thereafter	3,485,000
$5,470,000

Accounting for Long-Lived Assets and Impairment of Real Estate Owned

The Company reviews its real estate portfolio on a quarterly basis to ascertain if there has been any impairment in the value of any of its real estate assets, including deferred costs and intangibles, in order to determine if there is any need for a provision for valuation adjustment. In reviewing the portfolio, the Company examines the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports. For each real estate asset owned for which indicators of impairment exist, recognition of impairment is required if the calculated value is less than the asset’s carrying amount. Real estate assets that are expected to be disposed of are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis.

During the years ended December 31, 2006 and 2005, one of the Company’s joint ventures determined that the fair value of one of the five properties owned by it was lower than its carrying value and recorded provisions for valuation adjustment totaling $3,162,000, of which the Company’s share was $1,581,000. The provisions were based on an evaluation of market conditions in the geographic area in which the property is located, and were recorded as direct write downs on the balance sheet of the joint venture. The joint venture sold this property in March 2007 and realized a gain on sale of this property of $1,166,000, of which the Company’s share was $583,000.

During the year ended December 31, 2006, another of the Company’s joint ventures determined that the fair value of a vacant property owned by it was lower than its carrying value and recorded a provision for valuation adjustment of $960,000, of which the Company’s share was $480,000. The provision was based on an evaluation of market conditions in the area in which the property is located, and was recorded as a direct write down on the balance sheet of the joint venture.

In accordance with FIN 47, “Accounting for Conditional Asset Retirement Obligations”, the Company records a conditional asset retirement obligation (“CARO”) if the liability can be reasonable estimated. A CARO is an obligation that is settled at the time the asset is retired or disposed of and for which the timing and/or method of settlement are conditional on future events. The Company currently is not aware of any conditional asset retirement obligations that would require remediation.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

Restricted Cash

Restricted cash consists of a cash deposit as required by a certain loan payable agreement for collateral. (See Note 5.)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Escrow, Deposits and Other Receivables

Includes $839,000 and $815,000 at December 31, 2007 and 2006, respectively, of restricted cash relating to real estate taxes, insurance and other escrows.

Depreciation and Amortization

Depreciation of buildings and improvements is computed on the straight-line method over an estimated useful life of 40 years for commercial properties and 27 1/2 years for the Company’s residential property. Depreciation ceases when a property is deemed “held for sale”. Leasehold interest is amortized over the initial lease term of the leasehold position. Depreciation expense, including amortization of the leasehold position, amounted to $7,821,000, $6,527,000 and $5,047,000 for the three years ended December 31, 2007, 2006 and 2005, respectively.

Leasehold Rent

Ground lease payments on a leasehold position are computed on the straight line method.

Deferred Financing Costs

Mortgage and credit line costs are deferred and amortized on a straight-line basis over the terms of the respective debt obligations, which approximates the effective interest method. At December 31, 2007 and 2006, accumulated amortization of such costs was $2,464,000 and $1,939,000, respectively.

Federal Income Taxes

The Company has qualified as a real estate investment trust under the applicable provisions of the Internal Revenue Code. Under these provisions, the Company will not be subject to federal income taxes on amounts distributed to stockholders providing it distributes substantially all of its taxable income and meets certain other conditions.

Distributions made during 2007 and 2006 included 82% and 67%, respectively, to be treated by the stockholders as capital gain distributions, with the balance to be treated as ordinary income.

Investment in Equity Securities

The Company determines the appropriate classification of equity securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date. At December 31, 2007, all marketable securities have been classified as available-for-sale and, as a result, are stated at fair value. Unrealized gains and losses on available-for-sale securities are recorded as accumulated other comprehensive income in the stockholders' equity section.

The Company's investment in 30,048 common shares of BRT Realty Trust ("BRT"), a related party of the Company, (accounting for less than 1% of the total voting power of BRT), purchased at a cost of $97,000, has a fair market value at December 31, 2007 of $459,000. At December 31, 2007, the total cumulative unrealized gain of $344,000 on all investments in equity securities is reported as accumulated other comprehensive income in the stockholders' equity section.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Realized gains and losses are determined using the average cost method and is included in “Interest and other income” on the income statement. During 2007, 2006 and 2005, sales proceeds and gross realized gains and losses on securities classified as available-for-sale were:

	2007	2006	2005
Sales proceeds	$161,000	$348,000	$5,000
Gross realized losses	$-	$3,000	$1,000
Gross realized gains	$118,000	$111,000	$-

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

Mortgages and loan payable: At December 31, 2007, the estimated fair value of the Company's mortgages and loan payable is less than their carrying value by approximately $2,503,000, assuming a market interest rate of 6.75%.

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Concentration of Credit Risk

The Company maintains accounts at various financial institutions. While the Company attempts to limit any financial exposure, its deposit balances exceed federally insured limits. The Company has not experienced any losses on such accounts.

While the Company’s properties are located in twenty-eight states, 16.0%, 17.9% and 17.6% of the Company’s rental revenues were attributable to properties located in Texas and 15.1%, 17.2% and 20.2% of the Company’s rental revenues were attributable to properties located in New York for the years ended December 31, 2007, 2006 and 2005, respectively. No other state contributed over 10% to the Company’s rental revenues.

In April 2006, the Company acquired eleven retail furniture stores, located in six states, net leased to a single tenant pursuant to a master lease. The basic term of the net lease expires August 2022, with several renewal options. These properties which represented 16.1% of the depreciated book value of real estate investments at December 31, 2007 and 2006, generated rental revenues of $4,845,000 and $3,559,000, or 13.2% and 11.1%, of the Company’s total revenues for the years ended December 31, 2007 and 2006, respectively. No tenant contributed over 10% of the Company’s rental revenues for the year ended December 31, 2005.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Common Share

Basic earnings per share was determined by dividing net income applicable to common stockholders for each year by the weighted average number of shares of common stock outstanding, which includes unvested restricted stock during each year.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts exercisable for or convertible into common stock were exercised or converted or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted earnings per share was determined by dividing net income applicable to common stockholders for each year by the total of the weighted average number of shares of common stock outstanding plus the dilutive effect of the Company’s outstanding options (2,315 and 4,738 shares for the years ended 2006 and 2005, respectively) using the treasury stock method. There were no outstanding options in 2007.

Segment Reporting

Virtually all of the Company's real estate assets are comprised of real estate owned that is net leased to tenants on a long-term basis. Therefore, the Company operates predominantly in one industry segment.

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, which explains how to identify variable interest entities (“VIE”) and how to assess whether to consolidate such entities. In December 2003, a revision was issued (46R) to clarify some of the original provisions. Management has reviewed its unconsolidated joint venture arrangements and determined that none represent variable interest entities which would require consolidation by the Company pursuant to the interpretation.

Share Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments”, effective January 1, 2006. SFAS No. 123R established financial accounting and reporting standards for stock-based employee compensation plans, including all arrangements by which employees and others receive shares of stock or other equity instruments of the Company, or the Company incurs liabilities to employees in amounts based on the price of the employer’s stock. The statement also defined a fair value based method of accounting for an employee stock option or similar equity instrument whereby the fair-value is recorded based on the market value of the common stock on the grant date and is amortized to general and administrative expense over the respective vesting periods.

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure certain assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No.157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The Company believes that the adoption of this statement on January 1, 2008 will not have a material effect on its consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The Company believes that the adoption of this statement on January 1, 2008 will not have a material effect on its consolidated financial statements.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification

Certain amounts reported in previous financial statements have been reclassified in the accompanying financial statements to conform to the current year’s presentation, primarily to present discontinued operations for a property held for sale in 2007.

NOTE 3 - REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS

During the year ended December 31, 2006, the Company purchased twenty-two single tenant properties in eleven states for a total consideration of $111,872,000. There were no property acquisitions during the year ended December 31, 2007.

The rental properties owned at December 31, 2007 are leased under noncancellable operating leases to corporate tenants with current expirations ranging from 2008 to 2038, with certain tenant renewal rights. Virtually all of the lease agreements are net lease arrangements which require the tenant to pay not only rent but all the expenses of the leased property including maintenance, taxes, utilities and insurance. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.

The minimum future rentals to be received over the next five years and thereafter on the operating leases in effect at December 31, 2007 are as follows:

Year Ending December 31,	(In Thousands)
2008	$37,318
2009	37,105
2010	37,382
2011	36,212
2012	35,472
Thereafter	228,415
Total	$411,904

Included in the minimum future rentals are rentals from a property not owned in fee (ground lease) by an unrelated third party. The Company pays annual fixed leasehold rent of $237,500 through July 2009 with 25% increases every five years through March 3, 2020 and has a right to extend the lease for up to five 5-year and one 7 month renewal options.

At December 31, 2007, the Company has recorded an unbilled rent receivable aggregating $9,893,000, representing rent reported on a straight-line basis in excess of rental payments required under the term of the respective leases. This amount is to be billed and received pursuant to the lease terms during the next eighteen years.

In December 2006, the Company acquired an industrial property located in Baltimore, Maryland, leased to a single tenant. The basic term of the net lease expires March 2022, with several renewal options. The property was acquired for a purchase price of approximately $32,200,000, and the seller of the property posted a rental reserve for the Company’s benefit in the amount of $416,500, since the property was not producing sufficient rent at the time of the acquisition. The Company received this rental reserve through July 2007 and recorded it as a reduction to land, building and improvements rather than rental income in accordance with Emerging Issues Task Force (“EITF”) Issue 85-27, “Recognition of Receipts from Made-Up Rental Shortfalls”.

NOTE 3 - REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

Sales of Air Rights, Other and Real Estate

In July 2006, the Company sold excess acreage to an unrelated third party for a sales price of $975,000 and realized a gain of $185,000.

In February 2006, the Company sold an option it owned to buy an interest in certain property adjacent to one of the Company’s properties and realized a gain of $228,000.

In June 2005, the Company sold the unused development or “air” rights relating to a property located in Brooklyn, New York for a sales price of approximately $11,000,000, which resulted in a gain after closing costs of $10,248,000 for financial statement purposes. This gain has been deferred for federal tax purposes in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended. (See Note 6 for the related party fee paid as a result of this sale.)

NOTE 4 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

At December 31, 2007, the Company is a member in seven unconsolidated joint ventures which own and operate five properties. The two joint ventures which do not currently own any real estate assets are between the Company and MTC Investors LLC, an unrelated party. In September and October 2006, these two joint ventures sold their portfolio of nine movie theater properties to a single unrelated purchaser for an aggregate sales price of $152,658,000 and realized a gain, for book purposes, after expenses, fees and brokerage commissions, of $55,665,000, of which the Company’s 50% share was $27,832,000. The joint ventures paid a prepayment premium of $10,538,000, of which the Company’s 50% share was $5,269,000, on the outstanding mortgage loans secured by the properties which were sold, which was considered as interest expense on the books of the joint ventures and was not netted against the gain recognized on the sale. In connection with this sale, a brokerage commission totaling $1,277,000 was paid to Majestic Property Management Corp. (“Majestic”), a company wholly owned by the Chairman of the Board of Directors and Chief Executive Officer and in which certain executive officers of the Company are officers and from which such officers receive compensation. In addition, the joint ventures paid an aggregate bonus of $90,000 to two other officers of the Company (neither of whom are officers of Majestic) for their efforts in connection with this sale. The one remaining real estate asset of these two joint ventures at December 31, 2006 was a vacant parcel of land located in Monroe, New York, which was sold on March 14, 2007 for a consideration of $1,250,000 to a former tenant of the joint venture. This property had a net book value of $40,000 after direct write downs totaling $3,162,000 taken in prior years by the joint venture. The joint venture realized a gain on sale of this property of $1,166,000, of which the Company’s 50% share was $583,000. As of December 31, 2007 and 2006, the Company’s equity investment in these two joint ventures totaled $75,000 and $284,000, respectively, and in addition to the gain on sale of properties of $583,000 and $26,908,000, respectively, they contributed $90,000 in equity earnings for the year ended December 31, 2007 and $3,278,000 in equity losses for the year ended December 31, 2006. The $3,278,000 equity loss in 2006 is net of $5,269,000 mortgage prepayment premiums discussed above. The 2006 gain on sale of $26,908,000 is net of a $924,000 unamortized premium balance which represented the difference between the carrying amount of the Company’s investment in one of the joint ventures and the underlying equity in net assets. This premium was being amortized as an adjustment to equity in earnings of unconsolidated joint ventures over 40 years.

The remaining five unconsolidated joint ventures each own one property, including one vacant property which is held for sale. At December 31, 2007 and 2006, the Company’s equity investment in these five joint ventures totaled $6,495,000 and $6,730,000, respectively. These balances are net of distributions, including distributions of $793,000 and $1,823,000 received in 2007 and 2006, respectively, from these five joint ventures, including a $1,061,000 distribution of financing proceeds the Company received in 2006 from one of its joint ventures. These five unconsolidated joint ventures contributed $558,000 and $2,000 in equity earnings for the years ended December 31, 2007 and 2006, respectively. The $2,000 equity in earnings for the year ended December 31, 2006 is net of a $960,000 provision for valuation adjustment, of which the Company’s share was $480,000, recorded by the joint venture against its vacant property. The joint venture had determined that the fair value of this vacant property was lower than its carrying value based on an evaluation of market conditions in the area in which the property is located.

NOTE 4 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

One of these joint ventures paid Majestic $12,000 in management fees for each of the years ended December 31, 2007 and 2006. In addition, for the year ended December 31, 2006, the two movie theater joint ventures paid Majestic management fees of $52,000 and a fee of $8,000 for supervision of improvements to a property.

 NOTE 5 - DEBT OBLIGATIONS

Mortgages Payable

At December 31, 2007, there are thirty-six outstanding mortgages payable, all of which are secured by first liens on individual real estate investments with an aggregate carrying value before accumulated depreciation of $349,210,000. The mortgages bear interest at fixed rates ranging from 5.13% to 8.8%, and mature between 2008 and 2037. The weighted average interest rate was 6.30% and 6.36% for the years ended December 31, 2007 and 2006, respectively.

Scheduled principal repayments during the next five years and thereafter are as follows:

Year Ending December 31,	(In Thousands)
2008	$8,951
2009	9,870
2010	22,138
2011	8,394
2012	37,354
Thereafter	128,825
Total	$215,532

Loan Payable

At December 31, 2007, there is one outstanding loan payable with a balance of $6,503,000, which is collateralized by cash held in escrow and shown on the balance sheet as restricted cash. The loan bears interest at a fixed rate of 6.25% and matures December 1, 2018. The loan was originally a mortgage collateralized by a movie theater property the Company owned in California. During 2006, the property was sold and cash was substituted for collateral at 110% of the principal balance at the date of sale. The mortgagee will place the loan on a suitable replacement property for a 2% fee on the then principal balance. The Company still retains the right to prepay the loan and pay the normal prepayment penalty but has determined not to do so at this time.

Scheduled principal repayments during the next five years and thereafter are as follows:

Year Ending December 31,	(In Thousands)
2008	$154
2009	164
2010	174
2011	185
2012	197
Thereafter	5,629
Total	$6,503

NOTE 5 - DEBT OBLIGATIONS (Continued)

Line of Credit

On March 15, 2007, the Company consummated an amendment to its existing $62,500,000 revolving credit facility (“Facility”) with VNB New York Corp., Bank Leumi USA, Israel Discount Bank of New York and Manufacturers and Traders Trust Company. The amendment extended the maturity date of the Facility from March 31, 2007 to March 31, 2010 and reduced the interest rate to the lower of LIBOR plus 2.15% (formerly 2.5%) or the bank’s prime rate on funds borrowed. The Facility provides for an unused facility fee of ¼%. In connection with the amendment, the Company paid $640,000 in fees and closing costs which are being amortized over the term of the Facility. There is no balance outstanding under the Facility at December 31, 2007.

The Facility is guaranteed by all of the Company’s subsidiaries which own unencumbered properties and is secured by the outstanding stock of subsidiary entities. The Facility is available to pay off existing mortgages, to fund the acquisition of additional properties, or to invest in joint ventures. The Company is required to comply with certain covenants. Net proceeds received from the sale or refinancing of properties are required to be used to repay amounts outstanding under the Facility if proceeds from the Facility were used to purchase or refinance the property.

NOTE 6 - RELATED PARTY TRANSACTIONS

At December 31, 2007 and 2006, Gould Investors L.P. (“Gould”), a related party, owned 913,241 and 830,911 shares of the common stock of the Company or approximately 9% and 8%, respectively, of the equity interest. During 2007 and 2006, Gould purchased 82,330 and 12,232 shares, respectively, of the Company through the Company’s dividend reinvestment plan.

Effective as of January 1, 2007, the Company entered into a compensation and services agreement with Majestic Property Management Corp., a company wholly-owned by our Chairman and in which certain of the Company’s executive officers are officers and from which they receive compensation. Under the terms of the agreement, Majestic took over the Company’s obligations to make payments to Gould (and other affiliated entities) under a shared services agreement and agreed to provide to the Company the services of all affiliated executive, administrative, legal, accounting and clerical personnel that the Company has heretofore utilized on an as needed, part time basis and for which the Company had paid, as a reimbursement, an allocated portion of the payroll expenses of such personnel in accordance with the shared services agreement. Accordingly, the Company, no longer incurs any allocated payroll expenses. Under the terms of the agreement, Majestic (or its affiliates) continues to provide to the Company certain property management services (including construction supervisory services), property acquisition, sales and leasing services and mortgage brokerage services that it has provided to the Company in the past, some of which were capitalized, deferred or reduced net sales proceeds in prior years. The Company does not incur any fees or expenses for such services except for the annual fees described below. As consideration for providing to the Company the services described above, the Company paid Majestic an annual fee of $2,125,000 in 2007, in equal monthly installments. Majestic credits against the fee payments due to it under the agreement any management or other fees received by it from any joint venture in which the Company is a joint venture partner (exclusive of fees paid by the tenant in common on a property located in Los Angeles, California). The agreement also provides for an additional payment to Majestic of $175,000 in 2007 for the Company’s share of all direct office expenses, such as rent, telephone, postage, computer services, internet usage, etc., previously allocated to the Company under the shared services agreement. The annual payments the Company makes to Majestic will be negotiated each year by the Company and Majestic, and will be approved by the Company’s Audit Committee and the Company’s independent directors. The Company also agreed to pay compensation to the Company’s Chairman of $250,000 per annum effective January 2007. Previously, the Company’s Chairman was paid $50,000 per annum.

For the years ended December 31, 2006 and 2005, the Company reimbursed Gould for allocated expenses and paid fees to companies wholly owned by the Chairman of the Board of Directors and in which certain executive officers of the Company are officers and from which such officers receive compensation (“Majestic Entities”). The Company’s policy had been to receive terms in transactions with affiliates that are at least as favorable to the Company as similar transactions the Company would enter into with unaffiliated persons. Such fees and costs paid directly by the Company are as follows:

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

	Years Ended December 31,
	2007	2006	2005
Compensation and services agreement	$2,288,000	$-	$-
Allocated expenses (A)	-	1,317,000	1,208,000
Mortgage brokerage fees (B)	-	100,000	543,000
Sales commissions (C)	-	152,000	404,000
Management fees (D)	-	15,000	42,000
Supervisory fees (E)	-	41,000	37,000
Total fees	$2,288,000	$1,625,000	$2,234,000

The Company’s unconsolidated joint ventures paid the following fees to Majestic Property Management Corp. (“Majestic”), one of the Majestic Entities. Such amounts represent 100% of the fees paid by the joint ventures, of which the Company’s share is 50%:

	Years Ended December 31,
	2007	2006	2005
Mortgage brokerage fees (F)	$-	$-	$156,000
Sales commissions (G)	-	1,277,000	-
Management fees (H)	12,000	97,000	131,000
Supervisory fees (I)	-	8,000	-
Total fees	$12,000	$1,382,000	$287,000

(A) The Company reimbursed Gould for allocated general and administrative expenses and payroll based on estimated time incurred by various employees pursuant to a Shared Services Agreement. At December 31, 2006, $241,000 remained unpaid and is reflected in accrued expenses on the balance sheet. This does not include payments under a direct lease, effective July 2005, with a subsidiary of Gould, for approximately 1,200 square feet, expiring in 2011, at an annual rent of $42,000, increasing 3% per year.

(B) Fees paid to Majestic relating to mortgages placed on nine and eleven of the Company’s properties for the years ended December 31, 2006 and 2005, for mortgages in the aggregate amounts of $12,900,000 and $57,706,000, respectively. Except for one of the mortgages, where the fee was .8% of the principal balance, all fees were 1% of the principal balances of the mortgages. These fees were deferred and are being amortized over the life of the respective mortgages.

(C) Fees paid to Majestic Entities relating to the sales of one property and two properties and air rights, for the years ended December 31, 2006 and 2005, respectively, for aggregate sales prices of $15,227,000 and $30,524,000, respectively. Such fees were based on 1% of the sales price in 2006 and 1% to 2% of the sales price in 2005 and reduced the net sales proceeds.

(D) Fees paid to Majestic relating to management of one and two of the Company’s properties for the years ended December 31, 2006 and 2005, respectively. Such fees were based on 2% to 4% of rent collections and were charged to operations.

(E) Fees paid to Majestic for supervision of improvements to properties. Such fees are generally based on 8% of the cost of the improvements and were capitalized.

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

(F) Fees paid to Majestic relating to mortgages placed on two joint venture properties for mortgages in the aggregate amount of $17,500,000. These fees, ranging from .8% to 1% of the principal balance of the mortgages, were deferred and are being amortized over the life of the respective mortgages.

(G) Fee paid to Majestic relating to the sale by two of the Company’s joint ventures of eight movie theater properties at approximately 1% of the aggregate sales price. These fees reduced the net sales proceeds from the dispositions of real estate of unconsolidated joint ventures.

(H) Fees paid to Majestic for the management of various joint venture properties at 1% of rent collections for the years ended December 31, 2007, 2006 and 2005, respectively and were charged to operations.

(I) Fee paid to Majestic for supervision of improvements to a property at 8% of the cost of the improvements and was capitalized.

See Note 4 for further information regarding the Company’s unconsolidated joint ventures.

NOTE 7 - STOCK OPTIONS AND RESTRICTED STOCK

Stock Options

On December 6, 1996, the directors of the Company adopted the 1996 Stock Option Plan (Incentive/Nonstatutory Stock Option Plan), which was approved by the Company’s stockholders in June 1997. The options granted under the Plan were granted prior to 2002 at per share amounts at least equal to their fair market value at the date of grant, were cumulatively exercisable at a rate of 25% per annum, commencing six months after the date of grant, and expired five years after the date of grant. A maximum of 225,000 shares of common stock of the Company were reserved for issuance to employees, officers, directors, consultants and advisors to the Company, of which none are available for grant at December 31, 2007.

Changes in the number of common shares under all option arrangements are summarized as follows:

	Years Ended December 31,
	2007	2006	2005
Outstanding at beginning of period	-	9,000	19,500
Exercised	-	(9,000)	(10,500)
Outstanding at end of period	-	-	9,000
Exercisable at end of period	-	-	9,000
Option price per share outstanding	-	-	$12.19

Pro forma information regarding net income and earnings per share is required by FASB No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for the outstanding options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for these options which were granted in 2001: risk free interest rate of 4.06%, dividend yield of 10.07%, volatility factor of the expected market price of the Company’s Common Stock based on historical results of .141; and expected life of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate, management believes the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The Company has elected not to present pro forma information for 2006 and 2005 because the impact on the reported net income and earnings per share is immaterial.

NOTE 7 - STOCK OPTIONS AND RESTRICTED STOCK (Continued)

Restricted Stock

The Company’s 2003 Stock Incentive Plan (the “Incentive Plan”), approved by the Company’s stockholders in June 2003, provides for the granting of restricted shares. The maximum number of shares of the Company’s common stock that may be issued pursuant to the Incentive Plan is 275,000. The restricted stock grants are valued at the fair value as of the date of the grant and all restricted share awards made to date provide for vesting upon the fifth anniversary of the date of grant and under certain circumstances may vest earlier. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the balance sheet until they vest, however dividends are paid on the unvested shares. The value of such grants are initially deferred, and amortization of amounts deferred is being charged to operations over the respective vesting periods.

	Years Ended December 31,
	2007	2006	2005
Restricted share grants	51,225	50,050	40,750
Average per share grant price	$24.50	$20.66	$19.05
Recorded as deferred compensation	$1,255,000	$1,034,000	$776,000
Total charge to operations, all outstanding restricted grants	$826,000	$515,000	$293,000
Non-vested shares:
Non-vested beginning of period	140,175	92,725	60,300
Grants	51,225	50,050	40,750
Vested during period	(5,050)	-	-
Forfeitures	(50)	(2,600)	(8,325)
Non-vested end of period	186,300	140,175	92,725

Through December 31, 2007, a total of 193,100 shares were issued and 81,900 shares remain available for grant pursuant to the Incentive Plan, and approximately $2,179,000 remains as deferred compensation and will be charged to expense over the remaining weighted average vesting period of approximately 2.6 years. Included in the 2007 compensation expense is $76,000 related to the accelerated vesting of 5,000 shares of restricted stock that had been awarded to a board member who retired in 2007. On February 29, 2008, 50,550 shares were issued as restricted share grants having an aggregate value of approximately $885,000.

NOTE 8 - DISTRIBUTION REINVESTMENT PLAN

In June 2007, the Company implemented a new Dividend Reinvestment Plan (the “Plan”), replacing a similar plan which was established in May 1996 and terminated simultaneously with the filing of a Registration Statement with the Securities and Exchange Commission on June 1, 2007 relating to the Plan. The Plan provides owners of record the opportunity to reinvest cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount of 0% to 5% from the market price. The discount is determined at the Company’s sole discretion. The Company is currently offering a 5% discount from market. During the year ended December 31, 2007, the Company issued 195,289 common shares under the Plan. In connection with the filing of the Registration Statement, the Company paid $70,000 for legal and accounting fees, which have been offset against additions to Paid-in Capital on the Company’s balance sheet.

NOTE 9 - STOCK REPURCHASE PROGRAM

In August 2007, the Company announced that its Board of Directors had authorized a stock repurchase program of up to 500,000 shares of the Company’s common stock in open market transactions. (All purchases will be executed in accordance with applicable federal securities laws.) The timing and exact number of shares purchased will be determined at the Company’s discretion and will depend upon market conditions. The stock repurchase program will continue for twelve months and may be suspended or terminated by the Company at any time. Through December 31, 2007, the Company repurchased 159,000 shares of common stock for a consideration of $3,212,000 offset against additional paid-in capital. The Company did not repurchase any additional shares subsequent to December 31, 2007.

NOTE 10 - DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets,” the Company reports as discontinued operations assets held for sale (as defined by SFAS No. 144) as of the end of the current period and assets sold subsequent to the adoption of SFAS No. 144. All results of these discontinued operations are included in a separate component of income on the Consolidated Statements of Income under the caption Discontinued Operations. This has resulted in certain reclassification of 2007, 2006 and 2005 financial statement amounts.

The components of income from discontinued operations for each of the three years in the period ended December 31, 2007, are shown below. These include the results of operations through the date of each respective sale for one property sold during 2006, five properties sold during 2005 and a full year of operations for the property classified as held for sale as of December 31, 2007. It also includes settlements relating to properties sold in a prior year (amounts in thousands):

	Years Ended December 31,
	2007	2006		2005
Revenues, primarily rental income	$1,750	$2,683		$3,712
Depreciation and amortization	137	332		709
Real estate expenses	36	49		700
Interest expense	-	334		768
Provision for valuation adjustment of real estate	-	-		469
Total expenses	173	715		2,646

Income from discontinued operations before gain on sale	1,577	1,968		1,066

Net gain on sale of discontinued operations	-	3,660	(A)	1,905

Income from discontinued operations	$1,577	$5,628		$2,971

(A)	The $3,660 gain has been deferred for federal tax purposes in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended.

NOTE 11 - FORMER PRESIDENT RESIGNATION AND CONTINGENCIES

In July 2005, the Company’s former president and chief executive officer, who was also a member of its board of directors, resigned following the discovery of inappropriate financial dealings by him with a former tenant of a property owned by a joint venture in which the Company is a 50% partner and the managing member. The Company reported this matter to the Securities and Exchange Commission (the “SEC”) in July 2005. The Audit Committee of the Board of Directors conducted an investigation of this matter and related matters and retained special counsel to assist the committee in the investigation. The investigation was completed, and the Audit Committee and its special counsel, based on the materials gathered and interviews conducted, found no evidence that any other officer or employee of the Company (other than the former president and chief executive officer) was aware of, or knowingly assisted, our former president and chief executive officer’s inappropriate financial dealings.

In June 2006, the Company announced that it had received notification of a formal order of investigation from the SEC. Management believes that the matters being investigated by the SEC focus on the improper payments received by the Company’s former president and chief executive officer. The SEC also requested information regarding “related party transactions” between the Company and entities affiliated with it and with certain of the Company’s officers and directors and compensation paid to certain of the Company’s officers by these affiliates. The SEC and the Company’s Audit Committee have conducted investigations concerning these issues. The Company believes that these investigations have been substantially completed. The Company’s direct legal expenses related to these investigations totaled $93,000, $726,000 and $560,000 in the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company maintains a non-contributory defined contribution pension plan covering eligible employees and officers. Contributions by the Company are made through a money purchase plan, based upon a percent of qualified employees’ total salary as defined. Pension expense approximated $100,000, $90,000 and $60,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

In the ordinary course of business the Company is party to various legal actions which management believes are routine in nature and incidental to the operation of the Company’s business. Management believes that the outcome of the proceedings will not have a material adverse effect upon the Company’s consolidated statements taken as a whole.

NOTE 13 - TAXES

The Company elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code, commencing with its taxable year ended December 31, 1983. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its stockholders. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate level federal, state and local income tax on taxable income it distributes currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal, state and local income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even though the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income.

On January 1, 2007, the Company adopted the provisions of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. The adoption of FIN 48 had no material effect on the Company’s consolidated financial statements.

The Company recorded $91,000 and $490,000 of Federal excise tax which is based on taxable income generated but not yet distributed for the years ended December 31, 2007 and 2006, respectively. There was no Federal excise tax for 2005. Included in general and administrative expenses for the years ended December 31, 2007, 2006 and 2005 are state tax expense of $226,000, $143,000 and $140,000, respectively.

NOTE 13 - TAXES (Continued)

Reconciliation between Financial Statement Net Income and Federal Taxable Income:

The following unaudited table reconciles financial statement net income to federal taxable income for the years ended December 31, 2007, 2006 and 2005 (amounts in thousands):

	2007 Estimate	2006 Actual	2005 Actual
Net income	$10,590	$36,425	$21,280
Straight line rent adjustments	(1,604)	(269)	(1,602)
Financial statement gain on sale in excess of tax gain (A)	(705)	(3,976)	(11,287)
Rent received in advance, net	96	(33)	(590)
Financial statement provisions for valuation adjustment	-	780	1,751
Federal excise tax, non-deductible	91	490	-
Financial statement adjustment for above/below market leases	(285)	(223)	(118)
Restricted stock expense, non-deductible	710	515	294
Financial statement depreciation in excess of tax depreciation	855	773	537
Other adjustments	(117)	(83)	59
Federal taxable income	$9,631	$34,399	$10,324

(A)Amounts include $3,660 GAAP gain on sale of real estate and $10,248 GAAP gain on sale of air rights for the years ended December 31, 2006 and 2005, respectively, which were deferred for federal tax purposes in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended.

Reconciliation between Cash Dividends Paid and Dividends Paid Deduction:

The following unaudited table reconciles cash dividends paid with the dividends paid deduction for the years ended December 31, 2007, 2006 and 2005 (amounts in thousands):

	2007 Estimate	2006 Actual	2005 Actual
Cash dividends paid	$21,218	$13,420	$12,990
Dividend reinvestment plan (B)	268	59	37
	21,486	13,479	13,027
Less: Spillover dividends designated to following year (C)	-	-	(3,265)
Less: Return of capital	-	-	(2,623)
Less: Spillover dividends designated to previous year (D)	(17,705)	-	-
Plus: Spillover dividends designated from prior year	-	3,265	3,235
Plus: Dividends designated from following year (D)	5,900	17,705	-
Dividends paid deduction (E)	$9,681	$34,449	$10,374

(B) Amount reflects the 5% discount on the Company's common shares purchased through the dividend reinvestment plan.

(C) The entire dividend paid in January 2006 was considered a 2006 dividend, as it was in excess of the Company's accumulated earnings and profits through 2005.

(D) Includes a special dividend paid on October 2, 2007 of $.67 per share or $6,731, which represents the remaining undistributed portion of the taxable income recognized by the Company in 2006 primarily from gains on sale by two of its 50% owned joint ventures of their portfolio of movie theater properties.

(E) Dividends paid deduction is slightly higher than federal taxable income in 2007, 2006 and 2005 so as to account for adjustments made to federal taxable income as a result of the impact of the alternative minimum tax.

NOTE 14 - QUARTERLY FINANCIAL DATA (Unaudited):

 (In Thousands, Except Per Share Data)

	Quarter Ended				Total
2007	March 31	June 30	September 30	December 31	For Year
Rental revenues as previously reported	$9,593	$9,642	$9,238	$8,993	$37,466
Revenues from discontinued operations (A)	(330)	(331)	-	-	(661)
Revenues (B)	$9,263	$9,311	$9,238	$8,993	$36,805

Income from continuing operations	$2,769	$2,265	$2,154	$1,825	$9,013
Income from discontinued operations	377	267	425	508	1,577
Net income	$3,146	$2,532	$2,579	$2,333	$10,590
Weighted average number of common shares outstanding:
Basic	10,001	10,055	10,078	10,140	10,069
Diluted	10,001	10,055	10,078	10,140	10,069
Net income per common share - basic and diluted:
Income from continuing operations	$.27	$.22	$.22	$.18	$.89	(C)
Income from discontinued operations	.04	.03	.04	.05	.16	(C)
Net income	$.31	$.25	$.26	$.23	$1.05	(C)

(A)	Excludes revenues from discontinued operations which were previously excluded from total revenues as previously reported in the September and December 2007 quarters.

(B)	Amounts have been adjusted to give effect to the Company’s discontinued operations in accordance with Statement No. 144.

(C)	Calculated on weighted average shares outstanding for the year.

	Quarter Ended				Total
2006	March 31	June 30	September 30	December 31	For Year
Rental revenues as previously reported	$7,281	$8,562	$8,615	$8,912	$33,370
Revenues from discontinued operations (D)	(331)	(330)	(330)	(331)	(1,322)
Revenues (E)	$6,950	$8,232	$8,285	$8,581	$32,048
Income from continuing operations	$2,661	$2,368	$5,263	$20,505	$30,797
Income from discontinued operations	409	824	472	3,923	5,628
Net income	$3,070	$3,192	$5,735	$24,428	$36,425
Weighted average number of common shares outstanding:
Basic	9,894	9,930	9,937	9,963	9,931
Diluted	9,897	9,934	9,940	9,963	9,934
Net income per common share - basic and diluted:
Income from continuing operations	$.27	$.24	$.53	$2.06	$3.10	(F)
Income from discontinued operations	.04	.08	.05	.40	.57	(F)
Net income	$.31	$.32	$.58	$2.46	$3.67	(F)

(D)	Excludes revenues from discontinued operations which were previously excluded from total revenues as previously reported.

(E)	Amounts have been adjusted to give effect to the Company’s discontinued operations in accordance with Statement No. 144.

(F)	Calculated on weighted average shares outstanding for the year.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
Schedule III - Consolidated Real Estate and Accumulated Depreciation
December 31, 2007
(Amounts in Thousands)

		Initial Cost To Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2007						Life on Which Depreciation in Latest Income Statement is
	Encumbrances	Land	Buildings	Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Computed (Years)
Free Standing Retail Locations:
11 Properties - Note 1	$25,999	$10,286	$45,414	$-	$10,286	$45,414	$55,700	$1,940	Various	04/07/06	40
Miscellaneous	79,097	29,161	115,461	1,010	29,161	116,471	145,632	16,737	Various	Various	40

Flex Buildings:
Miscellaneous	12,116	3,780	15,125	958	3,780	16,083	19,863	2,694	Various	Various	40

Office Buildings:
Parsippany, NJ	16,354	6,055	23,300	-	6,055	23,300	29,355	1,335	1997	09/16/05	40
Miscellaneous	16,834	3,537	13,688	2,524	3,537	16,212	19,749	2,495	Various	Various	40

Apartment Building:
Miscellaneous	4,300	1,110	4,439	-	1,110	4,439	5,549	2,186	1910	06/14/94	27.5

Industrial:
Baltimore, MD -Note 2	23,000	6,474	25,282	-	6,474	25,282	31,756	659	1960	12/20/06	40
Miscellaneous	21,859	7,396	31,415	66	7,396	31,481	38,877	2,913	Various	Various	40

Theater:
Miscellaneous	6,197	-	8,328	-	-	8,328	8,328	1,826	2000	08/10/04	15.6

Health Clubs:
Miscellaneous	9,776	2,233	8,729	2,731	2,233	11,460	13,693	1,727	Various	Various	40

	$215,532	$70,032	$291,181	$7,289	$70,032	$298,470	$368,502	$34,512

Note 1 - These 11 properties are retail furniture stores covered by one master lease and one loan that is secured by crossed mortgages. They are located in six states (Georgia, Kansas, Kentucky, South Carolina, Texas and Virginia) and no individual property is greater than 5% of the Company’s total assets.

Note 2 - Upon purchase of the property in December 2006, a $416,000 rental reserve was posted for the Company’s benefit, since the property was not producing sufficient rent at the time of acquisition. The Company recorded the receipt of this rental reserve as a reduction to land and building.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Schedule III
Consolidated Real Estate and Accumulated Depreciation

(a) Reconciliation of "Real Estate and Accumulated Depreciation"

(Amounts In Thousands)

	Year Ended December 31,
	2007	2006	2005
Investment in real estate:
Balance, beginning of year	$368,343	$268,279	$247,183
Addition: Land, buildings and improvements	576	112,462	57,772
Deductions:
Cost of properties sold	(1)	(12,398)	(24,440)
Valuation allowance (c)	-	-	(469)
Rental reserve received (see Note 2 above)	(416)	-	-
Property held for sale	-	-	(11,767)
Balance, end of year	$368,502	$368,343	$268,279
Accumulated depreciation:
Balance, beginning of year	$26,691	$20,581	$18,647
Addition: depreciation	7,958	6,857	5,755
Deductions:
Accumulated depreciation related to property held for sale	-	-	(1,108)
Depreciation expense related to property held for sale	(137)	(235)	(235)
Accumulated depreciation related to properties sold	-	(512)	(2,478)
Balance, end of year	$34,512	$26,691	$20,581

(b)	The aggregate cost of the properties is approximately $18,618 lower for federal income tax purposes at December 31, 2007.

(c)	During the year ended December 31, 2005, the Company recorded a provision for valuation adjustment of real estate totaling $469.