Form 10-Q
period 2008-03-31
ONE LIBERTY PROPERTIES INC
filed 2008-05-09
CIK 712770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 2, 2008, the registrant had 10,225,479 shares of common stock outstanding.

Part I – FINANCIAL INFORMATION

Item 1 Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Data)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Real estate investments, at cost
Land	$71,135	$70,032
Buildings and improvements	303,353	298,470
	374,488	368,502
Less accumulated depreciation	36,491	34,512
	337,997	333,990

Investment in unconsolidated joint ventures	5,565	6,570
Cash and cash equivalents	24,870	25,737
Restricted cash	7,780	7,742
Unbilled rent receivable	10,223	9,893
Property held for sale	10,052	10,052
Escrow, deposits and other receivables	2,001	2,465
Investment in BRT Realty Trust at market (related party)	421	459
Deferred financing costs	3,022	3,119
Other assets (including available-for-sale securities at market of $451 and $1,024)	1,067	1,672
Unamortized intangible lease assets	4,924	4,935

Total assets	$407,922	$406,634
Liabilities and Stockholders’ Equity
Liabilities:
Mortgages and loan payable	$223,541	$222,035
Dividends payable	3,667	3,638
Accrued expenses and other liabilities	3,654	4,252
Unamortized intangible lease liabilities	5,819	5,470

Total liabilities	236,681	235,395

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	-	-
Common stock, $1 par value; 25,000 shares authorized; 9,949 and 9,906 shares issued and outstanding	9,949	9,906
Paid-in capital	138,022	137,076
Accumulated other comprehensive income – net unrealized gain on available-for-sale securities	247	344
Accumulated undistributed net income	23,023	23,913

Total stockholders’ equity	171,241	171,239

Total liabilities and stockholders’ equity	$407,922	$406,634

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Rental income	$9,398	$9,263
Operating expenses:
Depreciation and amortization	2,051	2,029
General and administrative (including $547 and $574, respectively, to related party)	1,596	1,696
Federal excise tax	11	36
Real estate expenses	55	71
Leasehold rent	77	77
Total operating expenses	3,790	3,909

Operating income	5,608	5,354

Other income and expenses:
Equity in earnings of unconsolidated joint ventures	145	144
Gain on dispositions of real estate of unconsolidated joint ventures	297	583
Interest and other income	209	584
Interest:
Expense	(3,670)	(3,735)
Amortization of deferred financing costs	(158)	(161)

Income from continuing operations	2,431	2,769

Income from discontinued operations	348	377

Net income	$2,779	$3,146

Weighted average number common shares outstanding:
Basic	10,152	10,001
Diluted	10,152	10,001

Net income per common share – basic and diluted:
Income from continuing operations	$.24	$.27
Income from discontinued operations	.03	.04
Net income per common share	$.27	$.31

Cash distributions per share of common stock	$.36	$.36

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three month period ended March 31, 2008 (Unaudited)
and the year ended December 31, 2007
(Amounts in Thousands)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Undistributed Net Income	Total
Balances, January 1, 2007	$9,823	$134,826	$935	$34,541	$180,125

Distributions – common stock	-	-	-	(21,218)	(21,218)
Repurchase of common stock	(159)	(3,053)	-	-	(3,212)
Shares issued through dividend reinvestment plan	237	4,482	-	-	4,719
Restricted stock vesting	5	(5)			-
Compensation expense – restricted stock	-	826	-	-	826
Net income	-	-	-	10,590	10,590
Other comprehensive income – net unrealized loss on available-for-sale securities	-	-	(591)	-	(591)
Comprehensive income	-	-	-	-	9,999

Balances, December 31, 2007	9,906	137,076	344	23,913	171,239

Distributions – common stock	-	-	-	(3,669)	(3,669)
Shares issued through dividend reinvestment plan	43	740	-	-	783
Compensation expense – restricted stock	-	206	-	-	206
Net income	-	-	-	2,779	2,779
Other comprehensive income-net unrealized loss on available-for-sale securities	-	-	(97)	-	(97)
Comprehensive income	-	-	-	-	2,682

Balances, March 31, 2008	$9,949	$138,022	$247	$23,023	$171,241

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$2,779	$3,146
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale	-	(117)
Increase in rental income from straight-lining of rent	(330)	(620)
Increase in rental income from amortization of intangibles relating to leases	(57)	(63)
Amortization of restricted stock expense	206	159
Equity in earnings of unconsolidated joint ventures	(145)	(144)
Gain on dispositions of real estate related to unconsolidated joint ventures	(297)	(583)
Distributions of earnings from unconsolidated joint ventures	145	124
Depreciation and amortization	2,051	2,087
Amortization of financing costs	158	161
Changes in assets and liabilities:
Decrease in escrow, deposits and other receivables	504	31
Decrease in accrued expenses and other liabilities	(648)	(149)
Net cash provided by operating activities	4,366	4,032

Cash flows from investing activities:
Purchase of real estate and improvements	(2,821)	(30)
Investment in unconsolidated joint ventures	(39)	-
Distributions of return of capital from unconsolidated joint ventures	1,327	87
Net proceeds from sale of available-for-sale securities	519	158
Purchase of available-for-sale securities	-	(506)
Net cash used in investing activities	(1,014)	(291)

Cash flows from financing activities:
Repayment of mortgages payable	(1,265)	(1,170)
Payment of financing costs	(59)	(685)
Increase in restricted cash	(38)	(91)
Cash distributions – common stock	(3,640)	(3,587)
Issuance of shares through dividend reinvestment plan	783	471
Net cash used in financing activities	(4,219)	(5,062)

Net decrease in cash and cash equivalents	(867)	(1,321)

Cash and cash equivalents at beginning of period	25,737	34,013

Cash and cash equivalents at end of period	$24,870	$32,692
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,673	$3,565
Supplemental schedule of non-cash investing and financing activities:
Assumption of mortgages payable in connection with purchase of real estate	$2,771	$-
Purchase accounting allocations	(386)	-

See accompanying notes to consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 – Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in the state of Maryland. OLP is a self-administered and self-managed real estate investment trust (“REIT”). OLP acquires, owns and manages a geographically diversified portfolio of retail, including retail furniture stores, industrial, office, flex, health and fitness and other properties, a substantial portion of which are under long-term net leases. As of March 31, 2008, OLP owns 67 properties, one of which is held for sale, and holds a 50% tenancy in common interest in one property. OLP’s joint ventures own four properties. The 72 properties are located in 28 states.

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of March 31, 2008 and 2007 and for the three months ended March 31, 2008 and 2007 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for the full year.

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

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Note 3 - Earnings Per Common Share

For the three months ended March 31, 2008 and 2007, basic earnings per share were determined by dividing net income for the period by the weighted average number of shares of the Company’s common stock outstanding, which includes unvested restricted stock during each period.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 3 - Earnings Per Common Share (Continued)

Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts exercisable for, or convertible into, common stock were exercised or converted or resulted in the issuance of common stock that shared in the earnings of the Company. For the three months ended March 31, 2008 and 2007, diluted earnings per share were determined by dividing net income for the period by the total of the weighted average number of shares of common stock outstanding using the treasury stock method. There were no outstanding options in the three months ended March 31, 2008 and 2007.

Note 4 - Investment in Unconsolidated Joint Ventures

On March 25, 2008, one of the Company’s unconsolidated joint ventures sold its vacant property for a consideration of $1,302,000, net of closing costs. The sale resulted in a gain to the Company of $297,000 (after giving effect to the Company’s $480,000 share of a direct write down taken by the joint venture in 2006).

On March 14, 2007, another one of the Company’s unconsolidated joint ventures sold its vacant parcel of land for a consideration of $1,250,000 to a former tenant of the joint venture. The sale resulted in a gain to the Company of $583,000 (after giving effect to the Company’s $1,581,000 share of direct write downs taken by the joint venture in prior years).

The Company’s remaining four unconsolidated joint ventures each own and operate one property. At March 31, 2008 and December 31, 2007, the Company’s equity investment in unconsolidated joint ventures totaled $5,565,000 and $6,570,000, respectively and in addition to the gain on sale of properties of $297,000 and $583,000, respectively, they contributed $145,000 and $144,000 in equity earnings for the three months ended March 31, 2008 and 2007, respectively.

Note 5 - Discontinued Operations

The following is a summary of income from discontinued operations, for the three months ended March 31, 2008 and 2007 applicable to a property held for sale at March 31, 2008, as well as to a settlement relating to a property sold in a prior year (amounts in thousands):

	Three Months Ended March 31,
	2008	2007
Rental income	$353	$331
Other income - settlement	-	115
Total revenues	353	446

Depreciation and amortization	-	59
Real estate expenses	5	10
Total expenses	5	69

Income from discontinued operations	$348	$377

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 6 – Property Acquisitions

In January and February 2008, the Company acquired two retail properties in Massachusetts subject to long term net leases, each leased by a single tenant. The aggregate purchase price for both properties was $5,500,000, of which approximately $1,934,000 and $837,000 represented the assumption of existing first mortgages encumbering each property (to two separate financial institutions) and the balance was paid in cash.

Note 7 - Common Stock Dividend Distribution

On March 11, 2008, the Board of Directors declared a quarterly cash distribution of $.36 per share totaling $3,667,000, on the Company's common stock, which was paid on April 2, 2008 to stockholders of record on March 24, 2008.

Note 8 - Comprehensive Income

Comprehensive income for the three months ended March 31, 2008 and 2007 are as follows (amounts in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$2,779	$3,146
Other comprehensive income – Unrealized loss on available-for-sale securities	(97)	(72)
Comprehensive income	$2,682	$3,074

Accumulated other comprehensive income, which is solely comprised of the net unrealized gain on available-for-sale securities was $247,000 and $344,000 at March 31, 2008 and December 31, 2007, respectively.

Note 9 – Restricted Stock

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

Note 9 – Restricted Stock (continued)

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

	Three Months Ended March 31,
	2008	2007
Restricted share grants	50,550	51,225
Average per share grant price	$17.50	$24.50
Recorded as deferred compensation	$885,000	$1,255,000

Total charge to operations, all outstanding restricted grants	$206,000	$159,000

Non-vested shares:
Non-vested beginning of period	186,300	140,175
Grants	50,550	51,225
Vested during period	-	-
Forfeitures	(500)	-
Non-vested end of period	236,350	191,400

Through March 31, 2008, a total of 243,150 shares were issued and 31,850 shares remain available for grant pursuant to the Incentive Plan, and approximately $2,857,000 remains as deferred compensation and will be charged to expense over the remaining weighted average vesting period of approximately 2.93 years.

Note 10 – Line of Credit

The Company has a $62,500,000 revolving credit facility (“Facility”) with VNB New York Corp., Bank Leumi USA, Israel Discount Bank of New York and Manufacturers and Traders Trust Company. The Facility matures on March 31, 2010 and provides that the Company pays interest at the lower of LIBOR plus 2.15% or at the bank’s prime rate on funds borrowed and an unused facility fee of ¼%. The Company paid approximately $640,000 in fees and closing costs, in April 2007, which are being amortized over the term of the Facility. There is no balance outstanding under the Facility at March 31, 2008.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 11 - New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure certain assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No.157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. The Company adopted SFAS No. 157 on January 1, 2008.

The Company’s financial assets and liabilities, other than fixed-rate mortgages and loan payable, are generally short-term in nature, or bear interest at variable current market rates, and consist of cash and cash equivalents, restricted cash, rents and other receivables, other assets, and accounts payable and accrued expenses. The carrying amounts of these assets and liabilities are not measured at fair value on a recurring basis but are considered to be recorded at amounts that approximate fair value due to their short-term nature. The valuation of the Company’s available-for-sale securities ($451,000 at March 31, 2008), was determined to be a Level 1 within the valuation hierarchy established by SFAS No. 157, and are approximated on current market quotes received from financial sources that trade such securities. Accordingly, the adoption of SFAS No. 157, as it relates to fair value measurements of financial assets and liabilities, has not had a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS No. 159 and has determined that it has no effect on its consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (R), “Business Combinations - a replacement of FASB Statement No. 141” (“SFAS No. 141 (R)”), which applies to all transactions or events in which an entity obtains control of one or more businesses. SFAS 141 (R) (i) establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, (ii) requires expensing of most transaction costs, and (iii) requires the acquirer to disclose to investors and other users of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141 (R) is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The effect of adopting SFAS 141 (R) on the Company’s consolidated financial statements will be the expensing of most acquisition transaction costs.

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

Overview

We are a self-administered and self-managed real estate investment trust, or REIT, and we primarily own real estate that we net lease to tenants. As of March 31, 2008, we own 67 properties, one of which is held for sale, hold a 50% tenancy in common interest in one property and participate in four joint ventures which own a total of four properties. These 72 properties are located in 28 states.

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

Although we investigated, analyzed and bid on several properties in 2007, due to a variety of factors, including increased competition and unfavorable prices, we did not acquire any properties in 2007. In January and February 2008, we acquired two single tenant retail properties for an aggregate purchase price of approximately $5.5 million. We will continue to seek properties to acquire and at this time are negotiating on a number of acquisitions that we hope to conclude in 2008.

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

At March 31, 2008, excluding mortgages payable of our unconsolidated joint ventures, we had 38 outstanding mortgages payable, aggregating approximately $217.1 million in principal amount, all of which are secured by first liens on individual real estate investments. The real properties securing our outstanding mortgages payable have an aggregate carrying value of approximately $355 million before accumulated depreciation. The mortgages bear interest at fixed rates ranging from 5.13% to 8.8%, and mature between 2008 and 2037. In addition, we had one outstanding loan payable with a balance of $6.5 million, which is collateralized by cash held in escrow and shown on the balance sheet as restricted cash. The loan bears interest at 6.25% and matures in 2018.

Results of Operations

Comparison of Three Months Ended March 31, 2008 and 2007

Revenues

Rental income increased by $135,000, or 1.5%, to $9.4 million for the three months ended March 31, 2008 from $9.3 million for the three months ended March 31, 2007. The increase in rental income is primarily due to rental revenues earned during the three months ended March 31, 2008 on two properties acquired by us in the current three month period. The increase in rental income also results from lease provisions which provide for increased rent based on the consumer price index.

Operating Expenses

Depreciation and amortization expense increased by $22,000, or 1.1%, to $2.05 million for the three months ended March 31, 2008. The increase in depreciation and amortization expense was primarily due to depreciation taken on the two properties acquired in the current three month period.

General and administrative expenses decreased by $100,000, or 5.9%, to $1.6 million for the three months ended March 31, 2008. The decrease was substantially due to decreases in professional fees including $83,000 paid in the three months ended March 31, 2007 to an independent compensation consultant retained by the Compensation Committee of our Board of Directors and decreases of $53,000 in legal and accounting fees. Additionally, the annual amount paid under the Compensation and Services Agreement was reduced by $100,000 in 2008 (or $25,000 for the three months ended March 31, 2008). These decreases were offset in part in the three months ended March 31, 2008 by a $48,000 increase in compensation expense related to our restricted stock program and a $32,000 increase in payroll and payroll related expenses for full time personnel, primarily resulting from annual salary increases.

Real estate expenses decreased by $16,000, or 22.5%, for the three months ended March 31, 2008, resulting primarily from repairs incurred at one property in 2007.

Other Income and Expenses

Gain on dispositions of real estate of unconsolidated joint ventures for the three months ended March 31, 2008 reflects the sale by one of our joint ventures of a vacant property for a consideration of $1.3 million, resulting in a gain to us of $297,000. The three months ended March 31, 2007 reflects the sale by another of our joint ventures of a vacant parcel of land, for a consideration of $1.25 million, resulting in a gain to us of $583,000.

Interest and other income decreased by $375,000, or 64.2%, to $209,000 for the three months ended March 31, 2008. The decrease in interest and other income for the three months ended March 31, 2008 results substantially from the decrease in interest rates available for our investment in short-term cash equivalents. There was also less cash available for investment after we paid a special distribution of $6.7 million to our stockholders in October 2007. Also contributing to the decrease in interest and other income was the inclusion in interest and other income of a $117,000 gain on sale of available-for-sale securities in the three months ended March 31, 2007, while there was no sale of securities in 2008.

Interest expense decreased by $65,000, or 1.7%, to $3.67 million for the three months ended March 31, 2008. The decrease results from the payoff in full of a mortgage which matured in December 2007, offset in part by interest expense on a fixed rate mortgage placed on a property in August 2007 and the assumption of two fixed rate mortgages in connection with the purchase of two properties in January and February 2008.

Discontinued Operations

Income from discontinued operations decreased by $29,000, or 7.7%, to $348,000, for the three months ended March 31, 2008. Although the three months ended March 31, 2008 includes an increase of $59,000 resulting from the cessation of depreciation expense on a property deemed held for sale and an increase of $22,000 of rental income for this property, these increases were offset by our receipt of a settlement for another property (sold in a prior year) in the three months ended March 31, 2007.

Net Income

Net income declined from $3.1 million during the three months ended March 31, 2007 to $2.8 million during the three months ended March 31, 2008, despite an increase in operating income from $5.4 million during the three months ended March 31, 2007 to $5.6 million during the three months ended March 31, 2008. This divergence between operating income and net income results primarily from the decline in “Gain on dispositions of real estate of unconsolidated joint ventures” from $583,000 to $297,000 and the decline in “Interest and other income” from $584,000 to $209,000, in each case from the three months ended March 31, 2007 compared to the three months ended March 31, 2008.

Liquidity and Capital Resources

At March 31, 2008, we had cash and cash equivalents of approximately $24.9 million. On April 2, 2008, we paid a quarterly cash distribution of $.36 per share, aggregating $3,667,000. Our primary sources of liquidity are cash and cash equivalents, cash generated from operating activities, including mortgage financings and property dispositions, and our revolving credit facility. We have a $62.5 million revolving credit facility with VNB New York Corp., Bank Leumi USA, Manufacturers and Traders Trust Company and Israel Discount Bank of New York. The facility is available to us to pay down existing and maturing mortgages, to fund the acquisition of additional properties or to invest in joint ventures. The facility matures on March 31, 2010. Borrowings under the facility bear interest at the lower of LIBOR plus 2.15% or the bank's prime rate, and there is an unused facility fee of one-quarter of 1% per annum. Net proceeds received from the sale or refinancing of properties are required to be used to repay amounts outstanding under the facility if proceeds from the facility were used to purchase or refinance such properties. There is no outstanding balance on our facility at March 31, 2008.

We continue to seek additional property acquisitions. We will use our available cash and cash equivalents, cash provided from operations, cash provided from mortgage financings and property dispositions and funds available under our credit facility to fund acquisitions.

We had no outstanding contingent commitments, such as guarantees of indebtedness, or any other contractual cash obligations, other than mortgage and loan payable debt, at March 31, 2008.

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

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

All of our long-term mortgage debt bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages. Our credit line is a variable rate facility which is sensitive to interest rates. However, for the three months ended March 31, 2008, there was no balance outstanding on the credit line, and thus, the effect of changes in interest rates would not have impacted the amount of interest expense incurred during this period.

Item 4. – Controls and Procedures

As required under Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2008 are effective.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

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

One Liberty Properties, Inc.
(Registrant)

May 9, 2008	/s/ Patrick J. Callan, Jr.
Date	Patrick J. Callan, Jr.
President and Chief Executive Officer
(authorized officer)

May 9, 2008	/s/ David W. Kalish
Date	David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)