Form 10-Q
period 2008-06-30
ONE LIBERTY PROPERTIES INC
filed 2008-08-08
CIK 712770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

As of August 1, 2008, the registrant had 10,170,284 shares of common stock outstanding.

Part I – FINANCIAL INFORMATION

Item 1 Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Data)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Real estate investments, at cost
Land	$74,485	$72,386
Buildings and improvements	311,968	307,884
	386,453	380,270
Less accumulated depreciation	40,409	36,228
	346,044	344,042
Investment in unconsolidated joint ventures	5,883	6,570
Cash and cash equivalents	23,258	25,737
Restricted cash	7,788	7,742
Unbilled rent receivable	10,353	9,893
Escrow, deposits and other receivables	1,361	2,465
Investment in BRT Realty Trust at market (related party)	360	459
Deferred financing costs	2,816	3,119
Other assets (including available-for-sale securities at market of $367 and $1,024)	1,032	1,672
Unamortized intangible lease assets	4,983	4,935
Total assets	$403,878	$406,634
Liabilities and Stockholders’ Equity
Liabilities:
Mortgages and loan payable	$220,309	$222,035
Dividends payable	3,666	3,638
Accrued expenses and other liabilities	3,781	4,252
Unamortized intangible lease liabilities	5,708	5,470

Total liabilities	233,464	235,395
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	-	-
Common stock, $1 par value; 25,000 shares authorized; 9,924 and 9,906 shares issued and outstanding	9,924	9,906
Paid-in capital	137,800	137,076
Accumulated other comprehensive income – net unrealized gain on available-for-sale securities	88	344
Accumulated undistributed net income	22,602	23,913
Total stockholders’ equity	170,414	171,239
Total liabilities and stockholders’ equity	$403,878	$406,634

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Rental income	$9,686	$9,642	$19,438	$19,235

Operating expenses:
Depreciation and amortization	2,275	2,086	4,326	4,173
General and administrative (including $547, $572, $1,094 and $1,146, respectively, to related party)	1,601	1,588	3,198	3,284
Impairment charge	752	-	752	-
Federal excise tax	(11)	14	-	50
Real estate expenses	61	59	121	130
Leasehold rent	77	77	154	154
Total operating expenses	4,755	3,824	8,551	7,791

Operating income	4,931	5,818	10,887	11,444
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	152	149	297	293
Gain on dispositions of real estate of unconsolidated joint ventures	-	-	297	583
Gain on sale of excess unimproved land	1,830	-	1,830	-
Interest and other income	121	461	331	1,045
Interest:
Expense	(3,632)	(3,733)	(7,303)	(7,468)
Amortization of deferred financing costs	(156)	(159)	(314)	(320)

Income from continuing operations	3,246	2,536	6,025	5,577

(Loss) income from discontinued operations	-	(4)	-	101
Net income	$3,246	$2,532	$6,025	$5,678

Weighted average number of common shares outstanding - basic and diluted	10,219	10,055	10,185	10,028
Net income per common share – basic and diluted:
Income from continuing operations	$.32	$.25	$.59	$.56
Income from discontinued operations	-	-	-	.01
Net income per common share	$.32	$.25	$.59	$.57

Cash distributions per share of common stock	$.36	$.36	$.72	$.72

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the six month period ended June 30, 2008 (Unaudited)
and the year ended December 31, 2007
(Amounts in Thousands)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Undistributed Net Income	Total
Balances, January 1, 2007	$9,823	$134,826	$935	$34,541	$180,125

Distributions – common stock	-	-	-	(21,218)	(21,218)
Repurchase of common stock	(159)	(3,053)	-	-	(3,212)
Shares issued through dividend reinvestment plan	237	4,482	-	-	4,719
Restricted stock vesting	5	(5)			-
Compensation expense – restricted stock	-	826	-	-	826
Net income	-	-	-	10,590	10,590
Other comprehensive income – net unrealized loss on available-for-sale securities	-	-	(591)	-	(591)
Comprehensive income	-	-	-	-	9,999

Balances, December 31, 2007	9,906	137,076	344	23,913	171,239

Distributions – common stock	-	-	-	(7,336)	(7,336)
Repurchase of common stock	(65)	(1,039)	-	-	(1,104)
Shares issued through dividend reinvestment plan	83	1,318	-	-	1,401
Compensation expense – restricted stock	-	445	-	-	445
Net income	-	-	-	6,025	6,025
Other comprehensive income- net unrealized loss on available-for-sale securities	-	-	(256)	-	(256)
Comprehensive income	-	-	-	-	5,769

Balances, June 30, 2008	$9,924	$137,800	$88	$22,602	$170,414

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$6,025	$5,678
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of excess unimproved land and other	(1,830)	(118)
Increase in rental income from straight-lining of rent	(460)	(1,224)
Increase in rental income from amortization of intangibles relating to leases	(121)	(126)
Impairment charge	752	-
Amortization of restricted stock expense	445	424
Equity in earnings of unconsolidated joint ventures	(297)	(293)
Gain on disposition of real estate related to unconsolidated joint ventures	(297)	(583)
Distributions of earnings from unconsolidated joint ventures	273	258
Depreciation and amortization	4,326	4,173
Amortization of financing costs	314	320
Changes in assets and liabilities:
Decrease in escrow, deposits and other receivables	1,092	214
Decrease in accrued expenses and other liabilities	(519)	(412)
Net cash provided by operating activities	9,703	8,311

Cash flows from investing activities:
(Purchase) reduction of real estate and improvements	(5,098)	41
Net proceeds from sale of excess unimproved land	2,977	-
Investment in unconsolidated joint ventures	(374)	-
Distributions of return of capital from unconsolidated joint ventures	1,357	111
Net proceeds from sale of available-for-sale securities	519	161
Purchase of available-for-sale securities	-	(521)
Net cash used in investing activities	(619)	(208)

Cash flows from financing activities:
Repayment of mortgages payable	(4,497)	(2,351)
Payment of financing costs	(11)	(681)
Increase in restricted cash	(46)	(184)
Cash distributions – common stock	(7,306)	(7,199)
Repurchase of common stock	(1,104)	-
Issuance of shares through dividend reinvestment plan	1,401	951
Net cash used in financing activities	(11,563)	(9,464)
Net decrease in cash and cash equivalents	(2,479)	(1,361)

Cash and cash equivalents at beginning of period	25,737	34,013
Cash and cash equivalents at end of period	$23,258	$32,652

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$7,346	$7,438
Supplemental schedule of non-cash investing and financing activities:
Assumption of mortgages payable in connection with purchase of real estate	$2,771	$-
Purchase accounting allocations	(227)	-

See accompanying notes to consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 – Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in the state of Maryland. OLP is a self-administered and self-managed real estate investment trust (“REIT”). OLP acquires, owns and manages a geographically diversified portfolio of retail, including retail furniture stores, industrial, office, flex, health and fitness and other properties, a substantial portion of which are under long-term net leases. As of June 30, 2008, OLP owns 68 properties and holds a 50% tenancy in common interest in one property. OLP’s joint ventures own five properties. The 74 properties are located in 28 states.

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 2008 and 2007 and for the six and three months ended June 30, 2008 and 2007 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the six and three months ended June 30, 2008 are not necessarily indicative of the results for the full year.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The consolidated financial statements include the accounts and operations of OLP and its wholly-owned subsidiaries (collectively, the “Company”). Material intercompany items and transactions have been eliminated. The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company (1) is primarily the managing member, but does not exercise substantial operating control over these entities pursuant to EITF 04-05, and (2) such entities are not variable-interest entities pursuant to FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities.” These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions.

Certain amounts reported in previous consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current year’s presentation primarily to reclassify a property that was presented as held for sale at December 31, 2007 and as a real estate investment at June 30, 2008 and to reclassify such property’s operations from discontinued operations to continuing operations.

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Note 3 - Earnings Per Common Share

For the six and three months ended June 30, 2008 and 2007, basic earnings per share were determined by dividing net income for the period by the weighted average number of shares of the Company’s common stock outstanding, which includes unvested restricted stock during each period.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 3 - Earnings Per Common Share (Continued)

Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts exercisable for, or convertible into, common stock were exercised or converted or resulted in the issuance of common stock that shared in the earnings of the Company. For the six and three months ended June 30, 2008 and 2007, diluted earnings per share were determined by dividing net income for the period by the total of the weighted average number of shares of common stock outstanding using the treasury stock method. There were no outstanding options to purchase shares of common stock in the six and three months ended June 30, 2008 and 2007.

Note 4 - Investment in Unconsolidated Joint Ventures

On March 25, 2008, one of the Company’s unconsolidated joint ventures sold its only property, which was vacant, for a consideration of $1,302,000, net of closing costs. The sale resulted in a gain to the Company of $297,000 (after giving effect to the Company’s $480,000 share of a direct write down taken by the joint venture in 2006).

On March 14, 2007, another of the Company’s unconsolidated joint ventures sold its only property, a vacant parcel of land, for a consideration of $1,250,000 to a former tenant of the joint venture. The sale resulted in a gain to the Company of $583,000 (after giving effect to the Company’s $1,581,000 share of direct write downs taken by the joint venture in prior years).

The Company’s remaining five unconsolidated joint ventures each own and operate one property, including one recently organized joint venture. At June 30, 2008 and December 31, 2007, the Company’s equity investment in unconsolidated joint ventures totaled $5,883,000 and $6,570,000, respectively, and in addition to the gain on sale of properties of $297,000 and $583,000, respectively, contributed $297,000 and $293,000 in equity earnings for the six months ended June 30, 2008 and 2007, respectively. For the three months ended June 30, 2008 and 2007, they contributed $152,000 and $149,000 in equity earnings, respectively.

Note 5 - Property Acquisitions and Dispositions

In May 2008, the Company sold a five acre parcel of excess, unimproved land to an unrelated third party for a sales price of $3,150,000 and realized a gain of $1,830,000. This land, adjacent to a flex property owned by the Company, had been acquired by the Company as part of the purchase of the flex property in 2000.

In June 2008, the Company acquired approximately two acres of land improved with an 18,500 square foot building in Massachusetts, subject to a long term ground lease with a single retail tenant. The purchase price was $2,100,000, which was paid in cash.

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

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 6 – Impairment Charge

At June 30, 2008, the Company determined that as a result of current economic conditions, the market rent of a retail property is significantly lower than the rent which continues to be paid currently under a lease expiring in 2013, by the tenant who vacated the property in 2006 and who has been unable to sublet the property. Management has estimated the value of the property based on estimated current market rates and recorded an impairment charge of $752,000 as a direct write-down of the investment on the balance sheet and depreciation will be calculated using the new basis. In connection with such decrease, the Company reversed $178,000 of unbilled “straight line” rent receivable during the three months ended June 30, 2008.

Note 7 – Reclassification of “Held for Sale” Property

A property which had been classified as “held for sale” since August 2007 was taken off the market, and at June 30, 2008 was reclassified as a real estate investment and for the six and three months ended June 30, 2008 and 2007 the operations of the property were reclassified from discontinued to continuing operations. In connection with management’s decision to not sell the property, the Company recorded $157,000 of “catch-up” depreciation that would have been recorded had the property been continuously classified as “held and used” for the period of August 2007 through March 2008.

Note 8 - Common Stock Dividend Distribution

On June 13, 2008, the Board of Directors declared a quarterly cash distribution of $.36 per share totaling $3,666,000 on the Company's common stock, which was paid on July 7, 2008 to stockholders of record on June 25, 2008.

Note 9 - Comprehensive Income

Comprehensive income for the six and three months ended June 30, 2008 and 2007 are as follows (amounts in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$3,246	$2,532	$6,025	$5,678
Other comprehensive income –
Unrealized loss on available-for-sale securities	(159)	(142)	(256)	(214)
Comprehensive income	$3,087	$2,390	$5,769	$5,464

Accumulated other comprehensive income, which is solely comprised of the net unrealized gain on available-for-sale securities was $88,000 and $344,000 at June 30, 2008 and December 31, 2007, respectively.

Note 10 – Restricted Stock

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

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 10 – Restricted Stock (continued)

The Company’s 2003 Stock Incentive Plan (the “Incentive Plan”), approved by the Company’s stockholders in June 2003, provides for the granting of restricted shares. The maximum number of shares of the Company’s common stock that may be issued pursuant to the Incentive Plan is 275,000. The restricted stock grants are valued at the fair value as of the date of the grant and all restricted share awards made to date provide for vesting upon the fifth anniversary of the date of grant and under certain circumstances may vest earlier. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the balance sheet until they vest; however dividends are paid on the unvested shares. The value of such grants is initially deferred, and amortization of amounts deferred is being charged to operations over the respective vesting periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Restricted share grants	-	-	50,550	51,225
Average per share grant price	$-	$-	$17.50	$24.50
Recorded as deferred compensation	$-	$-	$885,000	$1,255,000

Total charge to operations, all outstanding restricted grants	$239,000	$265,000	$445,000	$424,000

Non-vested shares:
Non-vested beginning of period	236,350	191,400	186,300	140,175
Grants	-	-	50,550	51,225
Vested during period	-	(5,000)	-	(5,000)
Forfeitures	(75)	-	(575)	-
Non-vested end of period	236,275	186,400	236,275	186,400

Through June 30, 2008, a total of 243,075 shares were issued and 31,925 shares remain available for grant pursuant to the Incentive Plan, and approximately $2,619,000 remains as deferred compensation and will be charged to expense over the remaining respective vesting periods. The weighted average vesting period is approximately 2.7 years.

Note 11 – Line of Credit

The Company has a $62,500,000 revolving credit facility (“Facility”) with VNB New York Corp., Bank Leumi USA, Israel Discount Bank of New York and Manufacturers and Traders Trust Company. The Facility matures on March 31, 2010 and provides that the Company pays interest at the lower of LIBOR plus 2.15% or at the bank’s prime rate on funds borrowed and has an unused facility fee of ¼%. In April 2007 the Company paid approximately $640,000 in fees and closing costs, which are being amortized over the term of the Facility. There is no balance outstanding under the Facility at June 30, 2008.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 12 - New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure certain financial assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No.157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. The Company adopted SFAS No. 157 on January 1, 2008.

The Company’s financial assets and liabilities, other than fixed-rate mortgages and loan payable, are generally short-term in nature, or bear interest at variable current market rates, and consist of cash and cash equivalents, restricted cash, rents and other receivables, other assets, and accounts payable and accrued expenses. The carrying amounts of these assets and liabilities are not measured at fair value on a recurring basis, but are considered to be recorded at amounts that approximate fair value due to their short-term nature. The valuation of the Company’s available-for-sale securities ($367,000 at June 30, 2008), was determined to be a Level 1 within the valuation hierarchy established by SFAS No. 157, and are approximated on current market quotes received from financial sources that trade such securities. Accordingly, the adoption of SFAS No. 157, as it relates to fair value measurements of financial assets and liabilities, has not had a material effect on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued Statement No. 141 (R), “Business Combinations - a replacement of FASB Statement No. 141” (“SFAS No. 141 (R)”), which applies to all transactions or events in which an entity obtains control of one or more businesses. SFAS No. 141 (R) (i) establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, (ii) requires expensing of most transaction costs, and (iii) requires the acquirer to disclose to investors and other users of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141 (R) is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The Company has not completed its evaluation of the impact of SFAS No. 141 (R) and the effect that such pronouncement will have on its consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements an amendment of ARB No 51” (“SFAS No. 160”). SFAS No. 160 requires non-controlling interests in consolidated subsidiaries to be displayed in the statement of financial position as a separate component of equity. Earnings and losses attributable to non-controlling interests are no longer reported as part of consolidated earnings, rather they are disclosed on the face of the income statement. This statement is effective in fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The Company is evaluating the impact that the adoption of SFAS No. 160 will have on its consolidated financial statements, but it is not expected to be significant.

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

Overview

We are a self-administered and self-managed real estate investment trust, or REIT, and we primarily own real estate that we net lease to tenants. As of June 30, 2008, we own 68 properties, hold a 50% tenancy in common interest in one property and participate in five joint ventures which own a total of five properties. These 74 properties are located in 28 states.

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

During 2008 we have acquired three single tenant retail properties for an aggregate purchase price of approximately $7.6 million. We are negotiating a number of acquisitions that we hope to conclude in 2008 and continue to seek additional properties to acquire.

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

At June 30, 2008, excluding mortgages payable of our unconsolidated joint ventures, we had 37 outstanding mortgages payable covering 58 properties, aggregating approximately $213.9 million in principal amount, all of which are secured by first liens on individual real properties. At June 30, 2008, our outstanding mortgages payable were secured by real properties with an aggregate carrying value of approximately $350 million before accumulated depreciation. The mortgages bear interest at fixed rates ranging from 5.13% to 8.8%, and mature between 2008 and 2037. In addition, at June 30, 2008, we had one outstanding loan payable with a balance of $6.4 million, which is collateralized by cash held in escrow and shown on the balance sheet as restricted cash. The loan bears interest at 6.25% and matures in 2018.

We recognize the stress being placed on the value of real estate and our tenants as a result of the tightening of available credit and the weakening of the U.S. economy. Although we have not experienced lease defaults, we cannot know whether adverse conditions will affect our tenants or whether our properties will be subject to same.

Results of Operations

Comparison of Six Months and Three Months Ended June 30, 2008 and 2007

Revenues

Rental income increased by $203,000, or 1.1%, to $19.4 million for the six months ended June 30, 2008 from $19.2 million for the six months ended June 30, 2007. For the three months ended June 30, 2008, rental income increased by $44,000, or .5%, to $9.7 million from $9.6 million for the three months ended June 30, 2007. The increase in rental income is primarily due to rental revenues earned during the six and three months ended June 30, 2008 on three properties acquired by us in the current six month period. The increase in rental income also results from lease increases based on the consumer price index and from the exercise of lease options at several of our properties which extended the terms of such leases at a higher rent. The increases in rental income were offset in part by a $178,000 write off of the entire balance of the unbilled rent receivable of a property where, although the tenant, who has vacated the premises, is current in the payment of its rent, management has determined that collection of such balance through the lease expiration is questionable.

Operating Expenses

Depreciation and amortization expense increased by $153,000, or 3.7%, and $189,000, or 9.1%, to $4.3 million and $2.3 million for the six and three months ended June 30, 2008, respectively. The increase in depreciation and amortization expense was primarily due to “catch-up” depreciation taken on a property which had been classified as “held for sale” from August 2007 through March 2008. In June 2008, the property was taken off the market and depreciation was recorded from August 2007 to June 2008 upon termination of the “held for sale” classification. In addition, the increase was due to depreciation taken on properties acquired in the current six month period.

General and administrative expenses decreased by $86,000, or 2.6%, to $3.2 million for the six months ended June 30, 2008. The decrease was due to a number of factors, including $83,000 paid in the six months ended June 30, 2007 to an independent compensation consultant retained by the Compensation Committee of our Board of Directors, with no comparable expense in the six months ended June 30, 2008. Additionally, the annual amount paid under the Compensation and Services Agreement was reduced by $100,000 in 2008 resulting in a $50,000 decrease for the six months ended June 30, 2008. There were also decreases in the six months ended June 30, 2008 in accounting and legal fees ($56,000), travel expense ($20,000), director fees ($16,000), state tax expense ($13,000) and miscellaneous expenses ($13,000). These decreases were offset in part in the six months ended June 30, 2008 by an $81,000 increase in professional fees incurred in connection with civil litigations, in which we are the plaintiff, arising out of the activities of our former president and chief executive officer. Further offsetting the decreases in general and administrative expenses is a $21,000 increase in compensation expense related to our restricted stock program and a $62,000 increase in payroll and payroll related expenses for full time personnel, primarily resulting from annual salary increases.

General and administrative expenses increased by $13,000, or .8%, to $1,601,000 for the three months ended June 30, 2008, substantially due to a $78,000 increase in professional fees incurred in connection with civil litigations, in which we are the plaintiff, arising out of the activities of our former president and chief executive officer. The increase in general and administrative expenses also includes a $30,000 increase in payroll and payroll related expenses for full time personnel, primarily resulting from annual salary increases. These increases were offset by a $100,000 decrease in the 2008 annual amount, resulting in a $25,000 decrease for the three months ended June 30, 2008, paid under the Compensation and Services Agreement. There were also decreases in the three months ended June 30, 2008 in travel expense ($17,000), director fees ($11,000) and state tax expense ($15,000). Further offsetting the increases in general and administrative expenses is a $27,000 decrease in compensation expense related to our restricted stock program due to $65,000 of additional compensation expense in the three months ended June 30, 2007 related to the accelerated vesting of 5,000 shares of restricted stock that had been issued to a director who retired in June 2007.

At June 30, 2008, we determined that the estimated fair value of a retail property was lower than its carrying value and we recorded a $752,000 impairment charge for the difference. Management had determined that the market rent for this property was significantly lower than the current rent being paid by the tenant, who previously vacated the property.

Real estate expenses decreased by $9,000, or 6.9%, for the six months ended June 30, 2008, resulting primarily from repairs incurred at one property in 2007.

Other Income and Expenses

Gain on dispositions of real estate of unconsolidated joint ventures for the six months ended June 30, 2008 reflects the sale by one of our joint ventures of a vacant property for a consideration of $1.3 million, resulting in a gain to us of $297,000. The six months ended June 30, 2007 reflects the sale by another of our joint ventures of a vacant parcel of land, for a consideration of $1.25 million, resulting in a gain to us of $583,000.

Gain on sale of unimproved land reflects our sale of five acres of excess land which we acquired as part of the purchase of a flex building a number of years ago. We recognized a $1.8 million gain in May 2008 from this sale.

Interest and other income decreased by $714,000, or 68.3%, and $340,000, or 73.8%, to $331,000 and $121,000 for the six and three months ended June 30, 2008, respectively. The decrease in interest and other income for the six and three months ended June 30, 2008 results substantially from the decrease in interest rates available for our investment in short-term cash equivalents. There was also less cash available for investment after we paid a special distribution of $6.7 million to our stockholders in October 2007. Also contributing to the decrease in interest and other income was the inclusion of a $118,000 gain on sale of available-for-sale securities in the six months ended June 30, 2007. There was no such sale of securities in 2008.

Interest expense decreased by $165,000, or 2.2%, and $101,000, or 2.7%, to $7.3 million and $3.6 million for the six and three months ended June 30, 2008, respectively. The decrease results from the payoff in full of two mortgages, one of which matured in December 2007 (repaid November 2007) and the other which matured in July 2008 (repaid April 2008), as well as from the monthly principal amortization of other mortgages. These decreases were offset in part by interest expense on a fixed rate mortgage placed on a property in August 2007 and the assumption of two fixed rate mortgages in connection with the purchase of two properties in January and February 2008.

Discontinued Operations

Income from discontinued operations was $101,000 for the six months ended June 30, 2007 and resulted from the receipt of a settlement for a property that was sold in a prior year. There were no discontinued operations in the current year after the reclassification of a property from held for sale during the three months ended June 30, 2008.

Liquidity and Capital Resources

At June 30, 2008, we had cash and cash equivalents of approximately $23.3 million. Our primary sources of liquidity are cash and cash equivalents, cash generated from operating activities, including mortgage financings and property dispositions, and our revolving credit facility. We have a $62.5 million revolving credit facility with VNB New York Corp., Bank Leumi USA, Manufacturers and Traders Trust Company and Israel Discount Bank of New York. The facility is available to us to pay down existing and maturing mortgages, to fund the acquisition of additional properties or to invest in joint ventures. The facility matures on March 31, 2010. Borrowings under the facility bear interest at the lower of LIBOR plus 2.15% or the bank's prime rate, and there is an unused facility fee of one-quarter of 1% per annum. There is no outstanding balance on our facility at June 30, 2008.

We continue to seek additional property acquisitions. We will use our available cash and cash equivalents, cash provided from operations, cash provided from mortgage financings and property dispositions and funds available under our credit facility to fund acquisitions, distributions to shareholders and repurchases of outstanding stock.

We had no outstanding contingent commitments, such as guarantees of indebtedness, or any other contractual cash obligations, other than mortgage and loan payable debt, at June 30, 2008.

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

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

All of our long-term mortgage debt bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages. Our credit line is a variable rate facility which is sensitive to interest rates. However, for the six and three months ended June 30, 2008, there was no balance outstanding on the credit line, and thus, the effect of changes in interest rates would not have impacted the amount of interest expense incurred during this period.

Item 4. – Controls and Procedures

As required under Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2008 are effective.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the six and three months ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders

We held our annual meeting of stockholders on June 13, 2008. At the meeting, each of three directors nominated for election to the Board of Directors was elected to the Board. These individuals will serve on the Board until our annual stockholders’ meeting in 2011 and until their successors are elected and shall qualify. The number of shares cast for or withheld for each nominee is set forth below:

Name	Votes For	Votes Withheld
Charles Biederman	8,686,921	979,271
James J. Burns	8,672,746	993,446
Patrick J. Callan, Jr.	8,662,216	1,003,976

At our annual meeting of stockholders, our stockholders voted to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the 2008 fiscal year as follows:

Votes For	8,945,446
Votes Against	140,927
Abstentions	579,818

Item 6. Exhibits

Exhibit 31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed with this Form 10-Q.)

Exhibit 31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed with this Form 10-Q.)

Exhibit 32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed with this Form 10-Q.)

Exhibit 32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed with this Form 10-Q.)

ONE LIBERTY PROPERTIES, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

One Liberty Properties, Inc.
(Registrant)

August 8, 2008	/s/ Patrick J. Callan, Jr.
Date	Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

August 8, 2008	/s/ David W. Kalish
Date	David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)