Form 10-Q
period 2008-09-30
ONE LIBERTY PROPERTIES INC
filed 2008-11-07
CIK 712770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 3, 2008, the registrant had 10,207,509 shares of common stock outstanding.

Part I – FINANCIAL INFORMATION

Item 1 Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Data)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Real estate investments, at cost
Land	$89,738	$72,386
Buildings and improvements	347,329	307,884
Less accumulated depreciation	437,067 42,485	380,270 36,228
	394,582	344,042

Investment in unconsolidated joint ventures	5,848	6,570
Cash and cash equivalents	6,449	25,737
Restricted cash	7,812	7,742
Unbilled rent receivable	10,637	9,893
Escrow, deposits and other receivables	1,528	2,465
Investment in BRT Realty Trust at market (related party)	258	459
Deferred financing costs	2,756	3,119
Other assets (including available-for-sale securities
at market of $461 and $1,024)	1,043	1,672
Unamortized intangible lease assets	8,879	4,935

Total assets	$439,792	$406,634

Liabilities and Stockholders’ Equity
Liabilities:
Mortgages and loan payable	$222,523	$222,035
Line of credit	34,000	-
Dividends payable	3,661	3,638
Accrued expenses and other liabilities	4,438	4,252
Unamortized intangible lease liabilities	5,597	5,470

Total liabilities	270,219	235,395

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares
authorized; none issued	-	-
Common stock, $1 par value; 25,000 shares authorized;
9,957 and 9,906 shares issued and outstanding	9,957	9,906
Paid-in capital	138,129	137,076
Accumulated other comprehensive income – net
unrealized gain on available-for-sale securities	83	344
Accumulated undistributed net income	21,404	23,913
Total stockholders’ equity	169,573	171,239
Total liabilities and stockholders’ equity	$439,792	$406,634

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Rental income	$9,950	$9,569	$29,388	$28,803
Operating expenses:
Depreciation and amortization	2,149	2,046	6,475	6,219
General and administrative (including $547, $572, $1,641 and $1,718, respectively, to related party)	1,695	1,583	4,893	4,867
Impairment charge	-	-	752	-
Federal excise tax	-	5	-	55
Real estate expenses	42	56	163	185
Leasehold rent	77	77	231	231
Total operating expenses	3,963	3,767	12,514	11,557

Operating income	5,987	5,802	16,874	17,246

Other income and expenses:
Equity in earnings of unconsolidated joint ventures	149	141	446	433
Gain on dispositions of real estate of unconsolidated joint ventures	-	-	297	583
Gain on sale of excess unimproved land	-	-	1,830	-
Interest and other income	157	432	487	1,477
Interest:
Expense	(3,669)	(3,752)	(10,971)	(11,220)
Amortization of deferred financing costs	(156)	(159)	(470)	(479)

Income from continuing operations	2,468	2,464	8,493	8,040

Income from discontinued operations	-	115	-	216

Net income	$2,468	$2,579	$8,493	$8,256

Weighted average number of common shares outstanding - basic and diluted	10,169	10,078	10,180	10,045

Net income per common share – basic and diluted:
Income from continuing operations	$.24	$.25	$.83	$.80
Income from discontinued operations	-	.01	-	.02
Net income per common share	$.24	$.26	$.83	$.82

Cash distributions per share of common stock	$.36	$1.03	$1.08	$1.75

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the nine month period ended September 30, 2008 (Unaudited)
and the year ended December 31, 2007
(Amounts in Thousands)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Undistributed Net Income	Total
Balances, January 1, 2007	$9,823	$134,826	$935	$34,541	$180,125

Distributions – common stock	-	-	-	(21,218)	(21,218)
Repurchase of common stock	(159)	(3,053)	-	-	(3,212)
Shares issued through dividend reinvestment plan	237	4,482	-	-	4,719
Restricted stock vesting	5	(5)	-	-	-
Compensation expense – restricted stock	-	826	-	-	826
Net income	-	-	-	10,590	10,590
Other comprehensive income – net unrealized loss on available-for-sale securities	-	-	(591)	-	(591)
Comprehensive income	-	-	-	-	9,999

Balances, December 31, 2007	9,906	137,076	344	23,913	171,239

Distributions – common stock	-	-	-	(11,002)	(11,002)
Repurchase of common stock	(93)	(1,471)	-	-	(1,564)
Shares issued through dividend reinvestment plan	121	1,877	-	-	1,998
Restricted stock vesting	23	(23)	-	-	-
Compensation expense – restricted stock	-	670	-	-	670
Net income	-	-	-	8,493	8,493
Other comprehensive income-net unrealized loss on available-for-sale securities	-	-	(261)	-	(261)
Comprehensive income	-	-	-	-	8,232

Balances, September 30, 2008	$9,957	$138,129	$83	$21,404	$169,573

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$8,493	$8,256
Adjustments to reconcile net income to net cash provided
by operating activities:
Gain on sale of excess unimproved land and other	(1,830)	(122)
Increase in rental income from straight-lining of rent	(744)	(1,617)
Increase in rental income from amortization of intangibles
relating to leases	(182)	(190)
Impairment charge	752	-
Amortization of restricted stock expense	670	619
Equity in earnings of unconsolidated joint ventures	(446)	(433)
Gain on disposition of real estate related to unconsolidated
joint ventures	(297)	(583)
Distributions of earnings from unconsolidated joint ventures	414	977
Depreciation and amortization	6,475	6,219
Amortization of financing costs	470	479
Changes in assets and liabilities:
Decrease in escrow, deposits and other receivables	1,012	134
Decrease (increase) in accrued expenses and other liabilities	63	(632)
Net cash provided by operating activities	14,850	13,107

Cash flows from investing activities:
Purchase of real estate and improvements	(59,657)	(38)
Net proceeds from sale of excess unimproved land	2,977	4
Investment in unconsolidated joint ventures	(379)	-
Distributions of return of capital from unconsolidated joint ventures	1,399	442
Net proceeds from sale of available-for-sale securities	525	161
Purchase of available-for-sale securities	-	(535)
Net cash (used in) provided by investing activities	(55,135)	34

Cash flows from financing activities:
Proceeds from bank line of credit	34,000	-
Repayment of mortgages payable	(5,793)	(3,545)
Proceeds from mortgage financings	3,509	2,700
Payment of financing costs	(105)	(666)
Increase in restricted cash	(70)	(278)
Cash distributions – common stock	(10,978)	(10,819)
Repurchase of common stock	(1,564)	(1,440)
Issuance of shares through dividend reinvestment plan	1,998	1,879
Net cash provided by (used in) financing activities	20,997	(12,169)

Net (decrease) increase in cash and cash equivalents	(19,288)	972

Cash and cash equivalents at beginning of period	25,737	34,013

Cash and cash equivalents at end of period	$6,449	$34,985

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$10,992	$11,080
Supplemental schedule of non-cash investing and financing activities:
Assumption of mortgages payable in connection with purchase of real estate	$2,771	$-
Purchase accounting allocations – intangible lease assets	4,262	-
Purchase accounting allocations – intangible lease liabilities	(451)	-

See accompanying notes to consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 – Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in the state of Maryland. OLP is a self-administered and self-managed real estate investment trust (“REIT”). OLP acquires, owns and manages a geographically diversified portfolio of retail, including retail furniture stores, industrial, office, flex, health and fitness and other properties, a substantial portion of which are under long-term net leases. As of September 30, 2008, OLP owns 77 properties and holds a 50% tenancy in common interest in one property. OLP’s joint ventures own five properties. The 83 properties are located in 29 states.

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of September 30, 2008 and 2007 and for the nine and three months ended September 30, 2008 and 2007 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the nine and three months ended September 30, 2008 are not necessarily indicative of the results for the full year.

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

Certain amounts reported in previous consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current year’s presentation, primarily to reclassify a property that was presented as held for sale at December 31, 2007 and as a real estate investment at September 30, 2008 and to reclassify such property’s operations from discontinued operations to continuing operations.

The Company accounts for its property acquisitions in accordance with SFAS 141 and 142 and is currently in the process of analyzing the fair value of the in-place leases of its 2008 acquisitions. Therefore, the purchase price allocations are preliminary and subject to change.

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Note 3 - Earnings Per Common Share

For the nine and three months ended September 30, 2008 and 2007, basic earnings per share were determined by dividing net income for the period by the weighted average number of shares of the Company’s common stock outstanding, which includes unvested restricted stock during each period.

Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts exercisable for, or convertible into, common stock were exercised or converted or resulted in the issuance of common stock that shared in the earnings of the Company. For the nine and three months ended September 30, 2008 and 2007, diluted earnings per share were determined by dividing net income for the period by the total of the weighted average number of shares of common stock outstanding using the treasury stock method. There were no outstanding options to purchase shares of common stock in the nine and three months ended September 30, 2008 and 2007.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 4 - Investment in Unconsolidated Joint Ventures

On March 25, 2008, one of the Company’s unconsolidated joint ventures sold its only property, which was vacant, for a consideration of $1,302,000, net of closing costs. The sale resulted in a gain to the Company of $297,000 (after giving effect to the Company’s $480,000 share of a direct write down taken by the joint venture in a prior year).

On March 14, 2007, another of the Company’s unconsolidated joint ventures sold its only property, a vacant parcel of land, for a consideration of $1,250,000 to a former tenant of the joint venture. The sale resulted in a gain to the Company of $583,000 (after giving effect to the Company’s $1,581,000 share of direct write downs taken by the joint venture in prior years).

The Company’s remaining five unconsolidated joint ventures each own and operate one property. At September 30, 2008 and December 31, 2007, the Company’s equity investment in unconsolidated joint ventures totaled $5,848,000 and $6,570,000, respectively, and in addition to the gain on sale of properties of $297,000 and $583,000, respectively, contributed $446,000 and $433,000 in equity earnings for the nine months ended September 30, 2008 and 2007, respectively. For the three months ended September 30, 2008 and 2007, they contributed $149,000 and $141,000 in equity earnings, respectively.

Note 5 - Property Acquisitions and Dispositions

On September 26, 2008, the Company acquired eight retail properties leased to Office Depot, Inc. in a sale-leaseback transaction. The properties are located in seven states and are net leased for an initial term of ten years, with options to extend. The aggregate annual rent is $3,907,000 subject to 10% increases every five years. The total purchase price including closing costs for the portfolio was approximately $48,200,000, with approximately $14,200,000 paid in cash and $34,000,000 borrowed under the Company’s line of credit.

In September 2008, the Company acquired a retail property in Florida subject to a long term net lease with a single tenant. The purchase price including closing costs was $6,200,000, which was paid in cash.

In June 2008, the Company acquired approximately two acres of land improved with an 18,500 square foot building in Massachusetts, subject to a long term ground net lease with a single retail tenant. The purchase price was $2,100,000, which was paid in cash. In September 2008, a $1,400,000 first mortgage financing was completed encumbering this property.

In May 2008, the Company sold a five acre parcel of excess, unimproved land to an unrelated third party for a sales price of $3,150,000 and realized a gain of $1,830,000. This land, adjacent to a flex property owned by the Company, had been acquired by the Company as part of the purchase of the flex property in 2000.

In January and February 2008, the Company acquired two retail properties in Massachusetts subject to long term net leases, each leased by a single tenant. The aggregate purchase price including closing costs for both properties was $5,500,000, of which approximately $1,934,000 and $837,000 represented the assumption of first mortgages encumbering each property (to two separate financial institutions) and the balance was paid in cash.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 6 – Impairment Charge

At June 30, 2008, management estimated the value of a retail property based on estimated current market rates and in accordance with FASB No. 144, “Accounting for the Impairment of Long-Lived Assets,” recorded an impairment charge of $752,000 as a direct write-down of the investment on the balance sheet and depreciation will be calculated using the new basis. In connection with such charge, the Company reversed $178,000 of unbilled “straight line” rent receivable during the three months ended June 30, 2008.

Note 7 – Reclassification of “Held for Sale” Property

At June 30, 2008, a property which had been classified as “held for sale” since August 2007 was taken off the market and was reclassified as a real estate investment. For the three months ended March 31, 2008 and nine and three months ended September 30, 2007, the operations of the property were reclassified from discontinued to continuing operations. In connection with management’s decision not to sell the property, the Company recorded, during the three months ended June 30, 2008, $157,000 of “catch-up” depreciation that would have been recorded had the property been continuously classified as “held and used” for the period of August 2007 through March 2008.

Note 8 - Common Stock Dividend Distribution

On September 9, 2008, the Board of Directors declared a quarterly cash distribution of $.36 per share totaling $3,661,000 on the Company's common stock, which was paid on October 2, 2008 to stockholders of record on September 23, 2008.

Note 9 - Comprehensive Income

Comprehensive income for the nine and three months ended September 30, 2008 and 2007 are as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$2,468	$2,579	$8,493	$8,256
Other comprehensive income – Unrealized loss on available-for-sale securities	(5)	(284)	(261)	(498)
Comprehensive income	$2,463	$2,295	$8,232	$7,758

Accumulated other comprehensive income, which is solely comprised of the net unrealized gain on available-for-sale securities was $83,000 and $344,000 at September 30, 2008 and December 31, 2007, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Restricted share grants	-	-	50,550	51,225
Average per share grant price	$-	$-	$17.50	$24.50
Recorded as deferred compensation	$-	$-	$885,000	$1,255,000

Total charge to operations, all outstanding restricted grants	$225,000	$195,000	$670,000	$619,000

Non-vested shares:
Non-vested beginning of period	236,275	186,400	186,300	140,175
Grants	-	-	50,550	51,225
Vested during period	(22,650)	-	(22,650)	(5,000)
Forfeitures	-	-	(575)	-
Non-vested end of period	213,625	186,400	213,625	186,400

Through September 30, 2008, a total of 243,075 shares were issued and 31,925 shares remain available for grant pursuant to the Incentive Plan, and approximately $2,394,000 remains as deferred compensation and will be charged to expense over the remaining respective vesting periods. The weighted average vesting period is approximately 2.7 years.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 11 – Line of Credit

The Company has a $62,500,000 revolving credit facility (“Facility”) with VNB New York Corp., Bank Leumi USA, Israel Discount Bank of New York and Manufacturers and Traders Trust Company. The Facility matures on March 31, 2010 and provides that the Company pays interest at the lower of LIBOR plus 2.15% or at the bank’s prime rate on funds borrowed and has an unused facility fee of ¼%. In April 2007 the Company paid approximately $640,000 in fees and closing costs, which are being amortized over the term of the Facility. At September 30, 2008, there was $34,000,000 outstanding under the Facility.

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

The Company’s financial assets and liabilities, other than fixed-rate mortgages and loan payable, are generally short-term in nature, or bear interest at variable current market rates, and consist of cash and cash equivalents, restricted cash, rents and other receivables, other assets, and accounts payable and accrued expenses. The carrying amounts of these assets and liabilities are not measured at fair value on a recurring basis, but are considered to be recorded at amounts that approximate fair value due to their short-term nature. The valuation of the Company’s available-for-sale securities ($461,000 at September 30, 2008), was determined to be a Level 1 within the valuation hierarchy established by SFAS No. 157, and are approximated on current market quotes received from financial sources that trade such securities. Accordingly, the adoption of SFAS No. 157, as it relates to fair value measurements of financial assets and liabilities, has not had a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS No. 159 and has elected not to report selected financial assets and liabilities at fair value.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 12 - New Accounting Pronouncements (continued)

In December 2007, the FASB issued Statement No. 141 (R), “Business Combinations - a replacement of FASB Statement No. 141” (“SFAS No. 141 (R)”), which applies to all transactions or events in which an entity obtains control of one or more businesses. SFAS No. 141 (R) (i) establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, (ii) requires expensing of most transaction costs, and (iii) requires the acquirer to disclose to investors and other users of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141 (R) is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The impact of the adoption of SFAS No. 141 (R) on the Company’s consolidated financial statements will be the requirement that the Company expense most of its transaction costs relating to its acquisition activities.

In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements an amendment of ARB No 51” (“SFAS No. 160”). SFAS No. 160 requires non-controlling interests in consolidated subsidiaries to be displayed in the statement of financial position as a separate component of equity. Earnings and losses attributable to non-controlling interests are no longer reported as part of consolidated earnings, rather they are disclosed on the face of the income statement. This statement is effective in fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. Based upon the current 100% ownership of the Company’s consolidated subsidiaries, SFAS No. 160 will have no impact on the Company’s consolidated financial statements.

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

Overview

We are a self-administered and self-managed real estate investment trust, or REIT, and we primarily own real estate that we net lease to tenants. As of September 30, 2008, we own 77 properties, hold a 50% tenancy in common interest in one property and participate in five joint ventures which own a total of five properties. These 83 properties are located in 29 states.

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

During 2008, we acquired 12 single tenant retail properties for an aggregate purchase price of approximately $62 million. To finance these purchases, we utilized $34 million from our credit facility and $4.2 million of mortgage debt and the remaining balance of the purchase prices was funded with our available cash. Beginning in 2007 and continuing to date, there has been a well publicized and dramatic contraction of the U.S. credit and capital markets, whereby banks and other lending institutions have tightened their lending standards and have severely restricted credit. We have typically replaced our outstanding credit facility debt with a mortgage loan secured by our recently acquired property. To the extent that third party financing is not available to replace funds borrowed under our credit facility, or not available on terms acceptable to us, this could limit or curtail our ability to acquire additional properties.

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

At September 30, 2008, excluding mortgages payable of our unconsolidated joint ventures, we had 39 outstanding mortgages payable covering 60 properties, aggregating approximately $216.1 million in principal amount, all of which are secured by first liens on individual real properties. At September 30, 2008, our outstanding mortgages payable were secured by real properties with an aggregate carrying value of approximately $355 million before accumulated depreciation. The mortgages bear interest at fixed rates ranging from 5.13% to 8.8%, and mature between 2009 and 2037. During the period October 1, 2008 through December 31, 2009, $4.6 million of our mortgage debt will mature. In addition, at September 30, 2008, we had one outstanding loan payable with a balance of $6.4 million, which was collateralized by cash held in escrow and shown on the balance sheet as restricted cash. The loan was repaid in full on October 31, 2008 with the cash held in escrow. The remaining escrow funds of approximately $1.4 million are no longer restricted.

We recognize the stress being placed on the value of real estate and our tenants as a result of the tightening of available credit and the weakening of the U.S. economy. Although we have not recently experienced any material defaults by tenants under our leases, we have been affected by the current economic crisis. A significant number of our tenants are in the retail sales business and are experiencing downturns in their businesses as a result of lower levels of consumer spending and could experience declining availability of credit if the economic environment continues to deteriorate. At least one of our retail tenants, Circuit City, which leases six properties from us, has announced that it has a deteriorating liquidity position and will be closing stores. Two of the stores to be closed are properties owned by us. Defaults by this tenant or any of our other tenants could result in a reduction in rental revenue, an increase in property operating costs and expenses and a reduction in the value of our assets. Although we closely monitor each property in our portfolio, we cannot predict how the continuing economic crisis will affect any of our tenants or our results of operations.

Results of Operations

Comparison of Nine Months and Three Months Ended September 30, 2008 and 2007

Revenues

Rental income increased by $585,000, or 2%, to $29.4 million for the nine months ended September 30, 2008 from $28.8 million for the nine months ended September 30, 2007. For the three months ended September 30, 2008, rental income increased by $381,000, or 4%, to $10 million from $9.6 million for the three months ended September 30, 2007. The increase in rental income is primarily due to rental revenues of $428,000 and $235,000 earned on twelve properties acquired by us in the current nine and three month periods. The increase in rental income also resulted from rent increases based on the consumer price index and from the exercise of lease renewal options at several of our properties which extended the terms of such leases at a higher rent. These increases in rental income were offset in part in the nine months ended September 30, 2008 by a $178,000 write off of the entire balance of the unbilled rent receivable of a property where the tenant has vacated the premises.

Operating Expenses

Depreciation and amortization expense increased by $256,000, or 4.1%, and $103,000, or 5%, to $6.5 million and $2.1 million for the nine and three months ended September 30, 2008, respectively. The increase in depreciation and amortization expense was primarily due to “catch-up” depreciation of $157,000 recorded during the three months ended June 30, 2008 on the property which had been classified as “held for sale” from August 2007 through March 2008. Normal depreciation on such property was effective April 1, 2008. In addition, the increase was due to depreciation taken on properties acquired in the current nine month period.

General and administrative expenses increased by $26,000, or .5%, and $112,000, or 7.1%, to $4.9 million and $1.7 million for the nine and three months ended September 30, 2008, respectively, substantially due to increases of $126,000 and $45,000, respectively, in professional fees incurred in connection with civil litigations, in which we are the plaintiff, arising out of the activities of our former president and chief executive officer. The increase in general and administrative expenses for the nine and three months ended September 30, 2008 also includes increases of $100,000 and $38,000, respectively, in payroll and payroll related expenses for full time personnel, primarily resulting from annual salary increases, increases of $51,000 and $29,000 in compensation expense related to our restricted stock program and increases of $35,000 and $68,000 in various other categories including public company expenses, travel and insurance. These increases were offset by decreases of (i) $100,000 in the 2008 annual amount, resulting in decreases of $75,000 and $25,000, respectively, for the nine and three months ended September 30, 2008, paid under the Compensation and Services Agreement, (ii) $83,000 and $27,000, respectively, of accounting and legal fees for the nine and three months ended September 30, 2008, (iii) $19,000 and $4,000, respectively, of director fees for the nine and three months ended September 30, 2008, (iv) $26,000 and $12,000, respectively, of state tax expense for the nine and three months ended September 30, 2008 and (v) $83,000 paid in the nine months ended September 30, 2007 to an independent compensation consultant retained by the Compensation Committee of our Board of Directors.

At June 30, 2008, we determined that the estimated fair value of a retail property was lower than its carrying value and we recorded a $752,000 impairment charge. There were no impairment charges recorded in the nine and three months ended September 30, 2007.

Real estate expenses decreased by $22,000, or 11.9% and $14,000, or 25%, for the nine and three months ended September 30, 2008, respectively, resulting primarily from a reimbursement from a tenant of real estate taxes that we had expensed at December 31, 2007 due to that tenant’s bankruptcy filing.

Other Income and Expenses

We recognized a gain of $297,000 on the sale by a joint venture of a vacant property in the nine months ended September 30, 2008.  We recognized a gain of $583,000 on the sale by a different joint venture of a vacant property in the nine months ended September 30, 2007.

During the nine months ended September 30, 2008, we sold five acres of excess land that we acquired as part of the purchase of a flex building in 2000 and recognized a gain of $1.8 million.

Interest and other income decreased by $990,000, or 67%, and $275,000, or 63.7%, to $487,000 and $157,000 for the nine and three months ended September 30, 2008, respectively. Due to the current credit crisis, interest rates have been steadily declining over the past several quarters.  This decline in interest rates resulted in a decrease in the income we earn on our investment in short-term cash equivalents, causing a decrease in interest and other income for the nine and three months ended September 30, 2008. There was also less cash available for investment after we paid a special distribution of $6.7 million to our stockholders in October 2007. Also contributing to the decrease in interest and other income was the inclusion of a $118,000 gain on sale of available-for-sale securities in the nine months ended September 30, 2007. There was no such sale of securities in 2008.

Interest expense decreased by $249,000, or 2.2%, and $83,000, or 2.2%, to $11 million and $3.7 million for the nine and three months ended September 30, 2008, respectively. The decrease results from the payoff in full of two mortgage loans, one of which matured in December 2007 (repaid November 2007) and the other which matured in July 2008 (repaid April 2008), as well as from the monthly principal amortization of other mortgages. These decreases were offset in part by interest expense on a fixed rate mortgage placed on a property in August 2007 and the assumption of two fixed rate mortgages in connection with the purchase of two properties in January and February 2008.

Discontinued Operations

Income from discontinued operations was $216,000 and $115,000 for the nine and three months ended September 30, 2007, respectively, and resulted from the receipt of settlements for a property that was sold in a prior year. There were no discontinued operations in the current year after the reclassification of a property from held for sale during the nine months ended September 30, 2008.

Liquidity and Capital Resources

Our business is affected by the current economic crisis in two primary ways.  First, a significant number of our tenants are in the retail sales business and are experiencing downturns in their businesses as a result of lower levels of consumer spending and could experience declining availability of credit. As a result, they may default under our leases. In particular, Circuit City leases six properties from us for an aggregate annual 2008 rent of $1,559,000 (4% of our annualized 2008 total revenues). On November 3, 2008, Circuit City announced that it will be closing 155 stores, including two that are rented from us, having a 2008 rent of approximately $543,000. Circuit City announced further that its working capital and liquidity is “strained severely.” As a result of any defaults by Circuit City, or any other of our tenants, we could have lower rental revenue and increased property operating costs and expenses, less available cash and may be required to take additional write-downs on the value of our properties. Second, beginning in 2007 and continuing to date, there has been a well publicized and dramatic contraction of the U.S. credit and capital markets, whereby banks and other lending institutions have tightened their lending standards and have severely restricted credit. In the past, when we have drawn down our credit facility to finance acquisitions, we have typically replaced the outstanding credit facility debt with a mortgage loan secured by the recently acquired property. To the extent that third party financing is not available to replace funds borrowed under our credit facility, or not available on terms acceptable to us, our ability to acquire additional properties could be limited or curtailed.

At September 30, 2008, we had cash and cash equivalents of approximately $6.4 million. On October 2, 2008, $3.7 million was used to pay our quarterly distribution of $.36 per share. Our primary sources of liquidity are cash and cash equivalents, cash generated from operating activities, including mortgage financings and property dispositions, and our revolving credit facility. We have a $62.5 million revolving credit facility with VNB New York Corp., Bank Leumi USA, Manufacturers and Traders Trust Company and Israel Discount Bank of New York. The facility is available to us to pay down existing and maturing mortgages, to fund the acquisition of additional properties or to invest in joint ventures. The facility matures on March 31, 2010. Borrowings under the facility bear interest at the lower of LIBOR plus 2.15% or the bank's prime rate, and there is an unused facility fee of one-quarter of 1% per annum. At September 30, 2008, there was $34 million outstanding under the Facility.

On November 6, 2008, we announced that our Board of Directors authorized a twelve month stock buy-back program, which allows for the repurchase of up to 500,000 shares of our common stock. Share repurchases may be made from time to time in the open market, depending upon market conditions. The repurchase program does not obligate us to acquire any specific number of shares and may be discontinued at any time.

We will use our available cash and cash equivalents, cash provided from operations, cash provided from mortgage financings and property dispositions and funds available under our credit facility to fund acquisitions, distributions to stockholders and repurchases of outstanding stock.

We had no outstanding contingent commitments, such as guarantees of indebtedness, or any other contractual cash obligations, other than mortgage and loan payable debt and the amount outstanding under our line of credit, at September 30, 2008.

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

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

All of our long-term mortgage debt bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages. Our credit line is a variable rate facility which is sensitive to interest rates. Although we had a low average balance outstanding on the credit line for the nine and three months ended September 30, 2008, we currently have $34 million outstanding on the credit line; therefore the effect of changes in interest rates could impact the amount of interest expense incurred.

Item 4. – Controls and Procedures

As required under Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2008 are effective.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the nine and three months ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported, Jeffrey Fishman, our former president and chief executive officer and a member of our Board of Directors, resigned in July 2005 following the discovery of inappropriate financial dealings by him with a former tenant of a property owned by a joint venture in which we were a 50% venture partner and managing member.

On August 27, 2008, the Securities and Exchange Commission (the “SEC”) filed a civil complaint against Mr. Fishman in the United States District Court in which it alleges, among other things, that between August 2002 and August 2003, Mr. Fishman extracted almost $1 million in the aggregate of undisclosed “kick backs” from a commercial partner and a commercial tenant and he never disclosed to us, our Audit Committee or our auditors his receipt of these payments or their relation to our business transactions. The SEC complaint against Mr. Fishman also alleges that Mr. Fishman participated in a second set of frauds, which did not involve us but in which four of our officers, along with other investors made an investment in a private company Mr. Fishman created purportedly to invest in foreign currency options. With respect to the currency trading fund, the SEC complaint alleges, among other things, that Mr. Fishman made illegal withdrawals from the account of this fund and that all investor funds were dissipated as a result of Mr. Fishman’s misappropriations and through trading losses.

At the time the SEC filed its complaint against Mr. Fishman, it had reached a settlement with him. Without admitting or denying the allegations in the complaint, Mr. Fishman, among other things, consented to the entry of a final judgment in Federal District Court that would enjoin him from violating or aiding and abetting future violations of various provisions of the securities laws, permanently barring him from serving as an officer or director of a public company, ordering him to pay restitution to investors in the currency trading fund, including our four officers, and ordering him to pay a civil penalty.

In addition, Mr. Fishman pled guilty to one count of a conspiracy to commit mail fraud relating to one of the “kick back” payments made to him. Mr. Fishman has not yet been sentenced.

In August 2005, we filed a complaint against Mr. Fishman and others in the Supreme Court of the State of New York, County of Nassau, alleging commercial bribery, fraud, breach of fiduciary duty, tortious interference, intentional tort, unjust enrichment and violation of the New York Enterprise Corruption Act. Thereafter, we filed suit against an insurer under a commercial crime insurance policy. These actions are pending.

Item 6.	Exhibits

	Exhibit 10.1	Form of Office Depot, Inc. lease, dated as of September 26, 2008.

	Exhibit 31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed with this Form 10-Q.)

	Exhibit 31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed with this Form 10-Q.)

	Exhibit 32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed with this Form 10-Q.)

	Exhibit 32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed with this Form 10-Q.)

ONE LIBERTY PROPERTIES, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

One Liberty Properties, Inc.
(Registrant)

November 7, 2008	/s/ Patrick J. Callan, Jr.
Date	Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

November 7, 2008	/s/ David W. Kalish
Date	David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)