Form 10-K
period 2008-12-31
ONE LIBERTY PROPERTIES INC
filed 2009-03-13
CIK 712770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒ Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of l934

For the fiscal year ended December 31, 2008
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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Small reporting company ☐
(Do not check if a small reporting company)

Indicate by check mark whether registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of June 30, 2008 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of all common equity held by non-affiliates of the registrant, computed by reference to the price at which common equity was last sold on said date, was approximately $129.4 million.

As of March 10, 2009, the registrant had 10,156,212 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2009 annual meeting of stockholders of One Liberty Properties, Inc., to be filed pursuant to Regulation 14A not later than April 30, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
Item 1.  Business

General

We are a self-administered and self-managed real estate investment trust, also known as a REIT.  We were incorporated under the laws of the State of Maryland on December 20, 1982.  We acquire, own and manage a geographically diversified portfolio of retail (including furniture and office supply stores), industrial, office, flex, health and fitness and other properties, a substantial portion of which are under long-term leases. Substantially all of our leases are “net leases,” under which the tenant is typically responsible for real estate taxes, insurance and ordinary maintenance and repairs.  As of December 31, 2008, we owned 79 properties, three of which are vacant, and one of which is a 50% tenancy in common interest, and participated in five joint ventures that own five properties, one of which is vacant.  Our properties and the properties owned by our joint ventures are located in 29 states and have an aggregate of approximately 6.1 million square feet of space (including approximately 106,000 square feet of space at the property in which we own a tenancy in common interest and approximately 1.5 million square feet of space at properties owned by the joint ventures in which we participate).

As a result of a severe national economic recession during 2008, which is continuing into 2009, consumer confidence and retail spending have declined and may continue to decline.  Approximately 55% of the rental income that is payable to us in 2009 under leases existing at December 31, 2008, including rental income payable on our tenancy in common interest and excluding any rental income from five properties formerly leased by Circuit City Stores, Inc. (hereinafter 2009 contractual rental income) will be derived from rent paid by retail tenants.  If the financial problems of our retail tenants continue or deteriorate further, our revenues could decline significantly and our real estate expenses could increase.  During the fourth quarter of 2008, we recorded an impairment charge of $5.2 million relating to three properties that were leased to Circuit City Stores, Inc. (hereinafter Circuit City).  Circuit City filed for protection under Federal bankruptcy laws in November 2008 and has rejected all of its leases on our properties.  To the extent that our other retail tenants are adversely affected by the recession and reduced consumer spending, our portfolio may be further adversely effected.

Our 2009 contractual rental income will be approximately $42 million.  In 2009, we expect that our share of the rental income payable to our five joint ventures which own properties will be approximately $1.4 million.  On December 31, 2008, the occupancy rate of properties owned by us was 97.5% based on square footage (including the property in which we own a tenancy in common interest and the properties formerly leased to Circuit City and the occupancy rate of properties owned by our joint ventures was 99.5% based on square footage.  The weighted average remaining term of the leases in our portfolio, including our tenancy in common interest (excluding the properties formerly leased to Circuit City), is 9.4 years and 10.7 years for the leases at properties owned by our joint ventures.

The Effect of the Current Economic Crisis on Us

During 2008, the national economic recession resulted in, among other things, increased unemployment, and caused a significant decline in consumer confidence, which has dramatically reduced consumer spending on retail goods.  This affected us and our retail tenants in the following respects:

•
Circuit City, a retail tenant which leased five of our properties, filed for protection under the Federal bankruptcy laws in November 2008, rejected leases for two of our properties in December 2008 and the remaining three properties in March 2009.  The five properties formerly leased to Circuit City accounted for 2.3% of our 2008 annual rental revenues.

•
We recorded an impairment charge of approximately $6 million against four properties for the year ended December 31, 2008, including three properties formerly leased to Circuit City.  The impairment charge for each affected property is equal to the difference between the net book value, including intangibles, and the present value of discounted cash flows of the properties based upon certain valuation assumptions.  At December 31, 2008, we had a non-recourse mortgage with an outstanding balance of $8.7 million secured by the five properties formerly leased to Circuit City.  We have not made any payments on this mortgage since December 1, 2008 and have entered into negotiations with representatives of the mortgagee relating to possible modifications of the mortgage.  After taking into account the impairment charge, our book value for these five properties is $8.3 million;

•
We wrote-off or recorded accelerated amortization on an aggregate of $332,000 of unbilled “straight line” rent receivable for six retail properties, including five properties formerly leased by Circuit City, which resulted in a decrease in our rental revenues for the year ended December 31, 2008; and

•	Our quarterly distribution was reduced by 39% from $.36 in October 2008 to $.22 in January 2009.

Our rental income from our retail tenants will account for 55% of our 2009 contractual rental revenues, including 19% which is from furniture stores and 14% from office supply stores.  Two retail tenants in the office supply and furniture business represent an aggregate of 10.6% and 10.3%, respectively, of our 2009 contractual rental revenues.

If economic conditions in the United States do not stabilize in 2009, we will likely experience additional tenant defaults, delinquencies and delays in payments and lease renegotiations, which could cause a decline in our rental revenues and an increase in our real estate expenses.  In addition, since the economy has also sustained a crisis in the commercial real estate market and in the commercial banking system, the value of properties that we hold or seek to sell could decline.  As a result, we may recognize additional impairment charges and realize losses on property sales.  Also, our operating expenses will increase as we maintain and improve vacant properties.  Moreover, our ability to refinance existing indebtedness and to secure additional funds from unencumbered properties may also be limited due to the liquidity constraints in the credit markets.

Acquisition Strategies

We are carefully monitoring our cash needs, our liquidity and the status of our portfolio to preserve our cash and, until the economy stabilizes, we adopted a conservative acquisition strategy.  Traditionally, we seek to acquire properties throughout the United States that have locations, demographics and other investment attributes that we believe to be attractive.  We believe that long-term leases provide a predictable income stream over the term of the lease, making fluctuations in market rental rates and in real estate values less significant to achieving our overall investment objectives.  Our goal is to acquire properties that are subject to long-term net leases that include periodic contractual rental increases.  Periodic contractual rental increases provide reliable increases in future rent payments, while rent increases based on the consumer price index provide protection against inflation.  Historically, long-term leases have made it easier for us to obtain longer-term, fixed-rate mortgage financing with principal amortization, thereby moderating the interest rate risk associated with financing or refinancing our property portfolio by reducing the outstanding principal balance over time.  Although we regard long-term leases as an important element of our acquisition strategy, we may acquire a property that is subject to a short-term lease when we believe the property represents a good opportunity for recurring income and residual value.

Generally, we intend to hold the properties we acquire for an extended period of time.  Our investment criteria are intended to identify properties from which increased asset value and overall return can be realized from an extended period of ownership.  Although our investment criteria favor an extended period of ownership, we may dispose of a property following a lease termination or expiration, or even during the term of a lease if we regard the disposition of the property as an opportunity to realize the overall value of the property sooner or to avoid future risks by achieving a determinable return from the property.

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

Investment Evaluation

In evaluating potential net lease investments, we consider, among other criteria, the following:

•	an evaluation of the property and improvements, given its location and use;
•	the current and projected cash flow of the property;
•	the estimated return on equity to us;
•	local demographics (population and rental trends);
•	the ability of the tenant to meet operational needs and lease obligations recognizing the current economic climate;
•	the terms of tenant leases, including the relationship between current rents and market rents;
•	the projected residual value of the property;
•	potential for income and capital appreciation;
•	occupancy of and demand for similar properties in the market area; and
•	alternative use for the property at lease termination.

Our Business Objective

Our business objective is to maintain and increase the cash available for distribution to our stockholders by:

•	monitoring and maintaining our portfolio;

•	obtaining mortgage indebtedness on favorable terms and maintaining access to capital to finance property acquisitions; and
•	managing assets effectively, including lease extensions and opportunistic property sales.

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

•
Long-term leases.  The properties acquired are generally subject to long-term leases.  Excluding leases relating to properties owned by our joint ventures, leases representing approximately 71% of our 2009 contractual rental income expire after 2014, and leases representing approximately 37% of our 2009 contractual rental income expire after 2018; and

•
Scheduled rent increases.  Leases representing approximately 95% of our 2009 contractual rental income provide for either scheduled rent increases or periodic contractual rent increases based on the consumer price index.  None of the leases on properties owned by our joint ventures provide for scheduled rent increases.

Our Tenants

The following table sets forth information about the diversification of our tenants (excluding tenants of our joint ventures) by industry sector as of December 31, 2008:

				Percentage of
Type of	Number of	Number of	2009 Contractual	2009 Contractual
Property	Tenants	Properties	Rental Income (1)	Rental Income

Retail – various (2)	25	30	$9,407,667	22.4%
Industrial	9	10	8,245,965	19.7
Retail – furniture (3)	6	16	7,923,919	18.9
Retail – office supply (4)	13	13	5,713,993	13.6
Office (5)	3	3	4,377,584	10.4
Flex	3	2	2,546,571	6.1
Health & fitness	3	3	1,783,128	4.3
Movie theater (6)	1	1	1,266,759	3.0
Residential	1	1	687,500	1.6
	64	79	$41,953,086	100.0%

(1)
Contractual 2009 rental income includes rental income that is payable to us during 2009 under leases existing at December 31, 2008, including rental income payable on our tenancy in common interest and excluding any rental income from five properties formerly leased by Circuit City.

(2)
Thirteen of the retail properties are net leased to single tenants.  Four properties are net leased to a total of eleven separate tenants pursuant to separate leases and eight properties are net leased to one tenant pursuant to a master lease.  At December 31, 2008, three retail properties were leased to Circuit City.  Circuit City rejected two of our leases prior to December 2008 and the remaining three in March 2009.

(3)
Eleven properties are net leased to Haverty Furniture Companies, Inc. pursuant to a master lease covering all locations.  Five of the properties are net leased to single tenants, including a property where we assumed a sublease to a retail furniture store from Circuit City in December 2008.

(4)	Includes ten properties which are net leased to one tenant pursuant to ten separate leases. Eight of these leases contain cross-default provisions.

(5)	Includes a property in which we own a 50% tenancy in common interest.

(6)	We are the ground lessee of this property under a long-term lease and net lease the movie theater to an operator.

Most of our retail tenants operate on a national basis and include, among others, Barnes & Noble, Best Buy, CarMax, CVS, Office Depot, Office Max, Party City, Petco, The Sports Authority, and Walgreen, and some of our tenants operate on a regional basis, including Haverty Furniture Companies.

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

Our typical lease provides for contractual rent increases periodically throughout the term of the lease. Some of our leases provide for rent increases pursuant to a formula based on the consumer price index and some of our leases provide for minimum rents supplemented by additional payments based on sales derived from the property subject to the lease. Such additional payments were not a material part of our 2008 rental revenues and are not expected to be a material part of our 2009 rental revenues.

Our policy has been to acquire properties that are subject to existing long-term leases or to enter into long-term leases with our tenants.  Our leases generally provide the tenant with one or more renewal options.

The following table sets forth scheduled lease expirations of leases for our properties (excluding joint venture properties) as of December 31, 2008:

					% of 2009 Contractual
			Approximate Square	2009 Contractual	Rental Income
Year of Lease	Number of		Feet Subject to	Rental Income Under	Represented by
Expiration (1)	Expiring Leases		Expiring Leases	Expiring Leases	Expiring Leases
2009	1	(2)	193,496	$575,780	1.4%
2010	3		19,038	349,825	.8
2011	4		208,428	2,174,336	5.2
2012	2		19,000	475,903	1.1
2013	8		627,268	3,652,038	8.7
2014	10		552,067	4,888,236	11.7
2015	4		150,795	1,765,765	4.2
2016	4		182,715	1,712,396	4.1
2017	5	(3)	316,285	5,070,078	12.1
2018 and thereafter	23		2,217,405	21,288,729	50.7

	64		4,486,497	$41,953,086	100.0%

(1)	Lease expirations assume tenants do not exercise existing renewal options.
(2)	Tenant exercised its option to renew this lease subsequent to December 31, 2008. The lease for this property now expires in November 2014.
(3)	Includes a property in which we have a tenancy in common interest.

Financing, Re-Renting and Disposition of Our Properties

Under our governing documents, there is no limit on the level of debt that we may incur.  Our credit facility, which matures on March 31, 2010, is provided by VNB New York Corp., Bank Leumi, USA, Manufacturers and Traders Trust Company and Israel Discount Bank of New York and is a full recourse obligation.  The credit facility limits total indebtedness that we may incur to an amount equal to 70% of the value (as defined) of our properties, among other limitations in the credit facility on our ability to incur additional indebtedness.  We borrow funds on a secured and unsecured basis and intend to continue to do so in the future.

We also mortgage specific properties on a non-recourse basis (subject to standard carve-outs) to enhance the return on our investment in a specific property.  The proceeds of mortgage loans may be used for property acquisitions, investments in joint ventures or other entities that own real property, to reduce bank debt and for working capital purposes.  The proceeds of our credit facility may be used to payoff existing mortgages, fund the acquisition of additional properties, or to invest in joint ventures.  Net proceeds received from refinancing of properties are required to be used to repay amounts outstanding under our credit facility if proceeds from the credit facility were used to purchase or refinance the property.  Through the date of this filing, all of our draw down requests have been fulfilled by our lending banks.

With respect to properties we acquire on a free and clear basis, we usually seek to obtain long-term fixed-rate mortgage financing, when available at acceptable terms, shortly after the acquisition of such property to avoid the risk of movement of interest rates and fluctuating supply and demand in the mortgage markets.  We also will acquire a property that is subject to (and will assume) a fixed-rate mortgage.  Substantially all of our mortgages provide for amortization of part of the principal balance during the term, thereby reducing the refinancing risk at maturity.  Some of our properties may be financed on a cross-defaulted or cross-collateralized basis, and we may collateralize a single financing with more than one property.

After termination or expiration of any lease relating to any of our properties (either at lease expiration or early termination), we will seek to re-rent or sell such property in a manner that will maximize the return to us, considering, among other factors, the income potential and market value of such property.  We acquire properties for long-term investment for income purposes and do not typically engage in the turnover of investments.  We will consider the sale of a property prior to termination or expiration of the relevant lease if a sale appears advantageous in view of our investment objectives.  We may take back a purchase money mortgage as partial payment in lieu of cash in connection with any sale and may consider local custom and prevailing market conditions in negotiating the terms of repayment.  If there is a substantial tax gain, we may seek to enter into a tax deferred transaction and reinvest the proceeds in another property.  It is our policy to use any cash realized from the sale of properties, net of any distributions to stockholders to maintain our REIT status, to pay down amounts due under our credit facility, if any, and for the acquisition of additional properties.  With the national economic recession and the reductions in real estate values, we may find that the value of a property could be less than the mortgage secured by such property.  In such instance, we may seek to renegotiate the terms of the mortgage, or to the extent that our loan is non-recourse and can not be renegotiated, forfeit the property and write-off our investment.

Our Joint Ventures

As of December 31, 2008, we are a joint venture partner in five joint ventures that own an aggregate of five properties, including one vacant property, and have an aggregate of approximately 1.5 million square feet of space.  Three of the properties are retail properties and two are industrial properties.  We own a 50% equity interest in four of the joint ventures and a 36% equity interest in the fifth joint venture. We are designated as “managing member” or “manager” under the operating agreements of three of these joint ventures, however, we do not exercise substantial operating control over these entities, pursuant to EITF 04-05.  At December 31, 2008, our investment in unconsolidated joint ventures was approximately $5.9 million.

Based on existing leases, we anticipate that our share of rental income payable to our joint ventures in 2009 will be approximately $1.4 million.  The leases for two properties (each of which is owned by one of our joint ventures), which are expected to contribute 84% of the aggregate projected rental income payable to all of our joint ventures in 2009 will expire in 2021 and 2022.

Competition

We face competition for the acquisition of net leased properties from a variety of investors, including domestic and foreign corporations and real estate companies, (1031 exchange buyers), financial institutions, insurance companies, pension funds, investment funds, other REITs and individuals, some of which have significant advantages over us, including a larger, more diverse group of properties and greater financial and other resources than we have.

Our Structure

In 2008, five employees, Patrick J. Callan, Jr., our president and chief executive officer, Lawrence G. Ricketts, Jr., our executive vice president and chief operating officer, and three others, devoted all of their business time to our company.  Our other executive, administrative, legal, accounting and clerical personnel shared their services on a part-time basis with us and other affiliated entities that share our executive offices.

We entered into a compensation and services agreement with Majestic Property Management Corp. effective as of January 1, 2007.  Majestic Property Management Corp. is wholly-owned by our chairman of the board and it provides compensation to certain of our executive officers.  Pursuant to the compensation and services agreement, we pay an annual fee to Majestic Property Management Corp. and Majestic Property Management Corp. assumes our obligations under a shared services agreement, and provides us with the services of all affiliated executive, administrative, legal, accounting and clerical personnel that we use on a part time basis, as well as certain property management services, property acquisition, sales and leasing and mortgage brokerage services.  In 2008, we incurred a fee of $2,025,000 to Majestic Property Management Corp. under the compensation and services agreement.  Pursuant to the compensation and services agreement, we paid $2,013,000 of the fee and the remainder of the fee, $12,000, was offset by the $12,000 paid to Majestic Property Management Corp. by one of our joint ventures.

In addition, we made a payment to Majestic Property Management Corp. of $175,000 for our share of all direct office expenses, including rent, telephone, postage, computer services, and internet usage.  We also paid our chairman a fee of $250,000 in 2008 in accordance with the compensation and services agreement.

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

Available Information

Our Internet address is www.onelibertyproperties.com.  On the Investor Information page of our web site, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”): our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings on our Investor Information Web page, which also includes Forms 3, 4 and 5 filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, are available to be viewed free of charge.

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

Information contained on our web site is not part of, and is not incorporated by reference into, this Annual Report on Form 10-K or our other filings with the SEC.  A copy of this Annual Report on Form 10-K and those items disclosed on our Investor Information Web page and our Corporate Governance Web page are available without charge upon written request to: One Liberty Properties, Inc., 60 Cutter Mill Road, Suite 303, Great Neck, New York 11021, Attention: Secretary.

Forward-Looking Statements

This Annual Report on Form 10-K, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “could,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions or variations thereof.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to:

•	the financial condition of our tenants and the performance of their lease obligations;
•	general economic and business conditions, including those currently affecting our nation’s economy and real estate markets;
•	the availability of and costs associated with sources of liquidity;
•	accessibility of debt and equity capital markets;
•	general and local real estate conditions, including any changes in the value of our real estate;
•	breach of credit facility covenants;
•	more competition for leasing of vacant space due to current economic conditions;
•	changes in governmental laws and regulations relating to real estate and related investments;
•	the level and volatility of interest rates;
•	competition in our industry; and
•	the other risks described under “Risks Related to Our Company” and “Risks Related to the REIT Industry.”

Any or all of our forward-looking statements in this report, in our 2009 Annual Report to Stockholders and in any other public statements we make may turn out to be incorrect.  Actual results may differ from our forward looking statements because of inaccurate assumptions we might make or because of the occurrence of known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed and you are cautioned not to place undue reliance on these forward-looking statements. Actual future results may vary materially.

Except as may be required under the United States federal securities laws, we undertake no obligation to publicly update our forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports that are filed with or furnished to the SEC.

Set forth below is a detailed discussion of certain risks affecting our business. The categorization of risks set forth below is meant to help you better understand the risks facing our business and is not intended to limit your consideration of the possible effects of these risks to the listed categories. Any adverse effects arising from the realization of any of the risks discussed, including our financial condition and results of operation, may, and likely will, adversely affect many aspects of our business.

Item 1A.  Risk Factors.

In addition to the other information contained or incorporated by reference in this Form 10-K, readers should carefully consider the following risk factors:

Risks Related to Our Business

If our tenants default, if we are unable to re-rent properties upon the expiration of our leases, or if a significant number of tenants are granted rent abatements, our revenues will be reduced and we would incur additional costs.

Substantially all of our revenues are derived from rental income paid by tenants at our properties.  The current economic crisis and recession has had a direct and significant effect on many of our tenants, resulting in a deterioration of their business.  A continuing deterioration of economic conditions could result in additional tenants defaulting on their obligations, fewer tenants renewing their leases upon the expiration of their terms or tenants seeking rent abatements or other accommodations or renegotiation of their leases.  As a result of any of these events, our revenues would decline.  At the same time, we would remain responsible for the payment of our mortgage obligations and the operating expenses related to our properties, including, among other things, real estate taxes, maintenance and insurance.  In addition, we would incur expenses for enforcing our rights as landlord.  Even if we find replacement tenants or renegotiate leases with current tenants, the terms of the new or renegotiated leases, including the cost of required renovations or concessions to tenants, or the expense of the reconfiguration of a single tenancy property for use by multiple tenants, may be less favorable than current lease terms and could reduce the amount of cash available to meet expenses.

Approximately 52% of our rental revenue is derived from tenants operating in the retail industry, which has been particularly weakened in the current recession, and the inability of those tenants to pay rent would significantly reduce our revenues.

Approximately 52% of our rental revenues (excluding rental revenues from our joint ventures) for the year ended December 31, 2008 was derived from retail tenants and approximately 55% of our 2009 contractual rental income is expected to be derived from retail tenants, including 18.9% and 13.6%, respectively, from tenants engaged in retail furniture and office supply operations.  The current economic crisis and recession has severely reduced consumers’ disposable income and has depressed consumer confidence in the economy, leading to a drastic decline in consumer spending on retail goods.

Circuit City, a retail tenant which leased five of our properties, filed for protection under the Federal bankruptcy laws in November 2008, rejected leases for two of our properties in December 2008 and the remaining three properties in March 2009.  The five properties formerly leased to Circuit City accounted for 2.3% of our 2008 annual rental revenues.

If the recession continues at the current pace or accelerates, it could cause additional retail tenants of ours to fail to meet their lease obligations, which would have an adverse effect on our results of operations, liquidity and financial condition, including making it more difficult for us to satisfy our operating and debt service requirements, make capital expenditures and make distributions to our stockholders.

A significant portion of our 2008 revenues and our 2009 contractual rental income is derived from six tenants.  The default, financial distress or failure of any of these tenants could significantly reduce our revenues.

Haverty Furniture Companies, Inc., Ferguson Enterprises, Inc., DSM Nutritional Products, Inc., New Flyer of America, Inc., and L-3 Communications Corp, accounted for approximately 12%, 5.7%, 5.1%, 4.4% and 4.3%, respectively, of our rental revenues (excluding rental revenues from our joint ventures) for the year ended December 31, 2008, and account for 10.3%, 5.6%, 4.7%, 3.8% and 4.3%, respectively, of our 2009 contractual rental income.  During 2008, we purchased eight properties net leased to Office Depot, Inc.  For 2009, these eight Office Depot, Inc. properties, in addition to two we already owned, are expected to account for 10.6% of our 2009 contractual rental income.  The default, financial distress or bankruptcy of any of these tenants would cause interruptions in the receipt of, or the loss of, a significant amount of rental revenues and would require us to pay operating expenses currently paid by the tenant.  This would result in the vacancy of the property or properties occupied by the defaulting tenant, which would significantly reduce our rental revenues and net income until the re-rental of the property or properties, and could decrease the ultimate sale value of the property.

Declines in the value of our properties could result in additional impairment charges or losses on sales and may reduce our stockholder distributions.

The recent economic downturn has caused a decline in real estate values generally throughout the country.  We regularly evaluate our properties.  If we are presented with indications of an impairment in the value of a particular property or group of properties, we may be required to evaluate the current value of such properties under such circumstances.  If we determine that the fair value of any of our properties has declined below the net book value, we will be required to recognize an impairment charge for the difference during the quarter in which we make such determination.  In addition, we may incur losses from time to time if we dispose of properties for sales prices that are less than our book value.

Impairment charges against owned real estate may not be adequate to cover actual losses.

Impairment charges taken by us against the value of our properties may be inadequate. Regardless of the impairment charge taken, additional losses may be experienced as a result of specific or systemic factors beyond our control, including, among other things, a continuing economic recession and changes in market conditions affecting the value of our real estate assets (including real estate assets which collateralize mortgage loans made to us).

As of December 31, 2008, we recorded an impairment charge of approximately $6 million relating to four properties owned by us.  Our impairment charges are based on an evaluation of known risks and economic factors. The determination of an appropriate level of impairment charges is an inherently difficult process and is based on numerous assumptions.  The amount of impairment charges of real estate is susceptible to changes in economic, operating and other conditions, that are largely beyond our control and these losses may exceed current estimates.  Our impairment charges may not be adequate to cover actual losses and we may need to take additional impairment charges in the future. Actual losses and additional impairment charges in the future could materially and adversely affect our business, net income, stockholders’ equity and cash distributions to our stockholders.

If a significant number of our tenants default or fail to renew expiring leases, or we take additional impairment charges against our properties, a breach of our revolving credit facility could occur.

Our revolving credit facility includes financial covenants that require us to maintain certain financial ratios and requirements. If our tenants default under their leases with us or fail to renew expiring leases, generally accepted accounting principles may require us to recognize additional impairment charges against our properties, and our financial position could be adversely affected causing us to be in breach of the financial covenants contained in our credit facility.

Failure to meet interest and other payment obligations under our revolving credit facility or a breach by us of the covenants to maintain the financial ratios would place us in default under our revolving credit facility, and, if the banks called a default and required us to repay the full amount outstanding under the revolving credit facility, we might be required to rapidly dispose of our properties, which could have an adverse impact on the amounts we receive on such disposition. If we are unable to dispose of our properties in a timely fashion to the satisfaction of the banks, the banks could foreclose on that portion of our collateral pledged to the banks, which could result in the disposition of our properties at below market values. The disposition of our properties at below our carrying value would adversely affect our net income, reduce our stockholders’ equity and adversely affect our ability to pay distributions to our stockholders.

If we are unable to refinance our mortgage loans at maturity, our net income may decline or we may be forced to sell properties at disadvantageous terms, which would result in the loss of revenues and in a decline in the value of our portfolio.

As of December 31, 2008, we had outstanding approximately $225.5 million in long-term mortgage indebtedness, all of which is non-recourse (subject to standard carve-outs).  As of December 31, 2008, our ratio of mortgage debt to total assets was approximately 52.6%.  In addition, as of December 31, 2008, our joint ventures had approximately $18.3 million in total long-term mortgage indebtedness (all of which is non-recourse subject to standard carve-outs).  The risks associated with our mortgage debt and the mortgage debt of our joint ventures include the risk that cash flow for the properties securing the mortgage indebtedness will be insufficient to meet required payments of principal and interest.

Only a small portion of the principal of our mortgage indebtedness will be repaid prior to maturity.  We do not plan to retain sufficient cash to repay such indebtedness at maturity.  Accordingly, in order to meet these obligations if they cannot be refinanced at maturity, we will have to use funds available under our credit facility, if any, to pay our mortgage debt or seek to raise funds through the financing of unencumbered properties, sale of properties or the issuance of additional equity.  Between January 2009 and December 31, 2013, approximately $79.7 million of our mortgage debt matures, of which approximately $4.6 million will mature in 2009 and approximately $17 million will mature in 2010. If we (or our joint ventures) are not successful in refinancing existing mortgage indebtedness or financing unencumbered properties, selling properties on favorable terms or raising additional equity, our cash flow (or the cash flow of a joint venture) will not be sufficient to repay all maturing mortgage debt when payments become due, and we (or a joint venture) may be forced to dispose of properties on disadvantageous terms, which would lower our revenues and the value of our portfolio.

If we are unable to extend or secure a credit facility at maturity of our current facility in March 2010 at favorable rates, our net income may decline or we may be forced to sell properties at disadvantageous terms, which would result in the loss of revenues and in a decline in the value of our portfolio.

As of December 31, 2008 and March 1, 2009, we had $27 million outstanding under our revolving credit facility.  The facility is guaranteed by all of our subsidiaries, which own unencumbered properties, and the shares of stock of all other subsidiaries are pledged as collateral.  Our credit facility expires on March 31, 2010.  We may be unable to extend our current facility by the maturity date, March 31, 2010, or to negotiate a new facility at acceptable rates and may be unable to pay off the amount then outstanding unless we find alternative means of refinancing.

The United States’ credit markets continue to experience significant price volatility and liquidity disruptions, which thus far has caused market prices of many stocks to plummet and terms for financings to be far less attractive, and in many cases unavailable.  Continued uncertainty in the credit markets will negatively impact our ability to refinance the amount outstanding under our revolving credit facility at favorable terms or at all.  If we are not successful in extending our current credit facility or securing a new credit facility or financing unencumbered properties, selling properties on favorable terms or raising additional equity, our cash flow will not be sufficient to repay all amounts outstanding under our credit facility when it matures in March 2010, and we may be forced to dispose of properties at disadvantageous terms, which would lower our revenues and the value of our portfolio.

The current recession and its consequences present a threat to our present growth strategy.

Our present growth strategy relies, to a large extent, on the acquisition of additional properties that are subject to long-term net leases or that are located in market or industry sectors that we identify, from time to time, as offering superior risk-adjusted returns.  In order to fund these acquisitions, our business model generally prescribes that we initially use funds borrowed under our credit facility and then seek mortgage indebtedness for the purchased properties on a non-recourse basis, repaying the amount borrowed under the credit facility.

Institutions have significantly curtailed their lending activities and it has become increasingly challenging to identify and secure mortgage indebtedness.  As a result, we have adopted a conservative property acquisition strategy.

The banks which are parties to our credit facility may not be able to meet their funding commitments under the facility as a result of the current credit crisis, which would force us to conserve cash or arrange for alternative funding in a difficult market environment.

Our access to funds under our credit facility is dependent on the ability of the banks that are parties to the credit facility to meet their funding commitments.  These banks might incur losses or might have reduced capital reserves in part because of the weakening of the U.S. economy and the increased financial instability of many borrowers. As a result, these banks might become capital constrained and might tighten their lending standards, or become insolvent. If they experience shortages of capital or liquidity or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time, these banks might not be able to meet their funding commitments under our credit facility. If we are unable to draw funds under our credit facility because of a lender default or if we are unable to obtain other cost-effective financing from other prospective sources of debt capital, our financial condition and results of operations would be adversely affected.

Disruptions in the capital and credit markets as a result of uncertainty in the U.S. economy, changing or increased regulation, reduced financing alternatives or failures of significant financial institutions could adversely affect one or more banks in our credit facility or otherwise adversely affect our access to funds. These disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding can be arranged, if such financing is available on acceptable terms, or at all. Such measures could include deferring development and redevelopment projects or other capital expenditures and reducing or eliminating future cash dividend payments or other discretionary uses of cash.

If our borrowings increase, the risk of default on our repayment obligations and our debt service requirements will also increase.

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

Under the terms of substantially all of our net lease agreements, in addition to satisfying their rent obligations, our tenants are responsible for the payment of real estate taxes, insurance and ordinary maintenance and repairs.  However, in the case of certain leases, we are required to pay some expenses, such as the costs of environmental liabilities, roof and structural repairs, insurance and certain non-structural repairs and maintenance.  If our properties incur significant expenses that must be paid by us under the terms of our lease agreements, our business, financial condition and results of operations will be adversely affected and the amount of cash available to meet expenses and to make distributions to holders of our common stock may be reduced.

Uninsured and underinsured losses may affect the revenues generated by, the value of, and the return from a property affected by a casualty or other claim.

Substantially all of our tenants obtain, for our benefit, comprehensive insurance covering our properties in amounts that are intended to be sufficient to provide for the replacement of the improvements at each property.  However, the amount of insurance coverage maintained for any property may not be sufficient to pay the full replacement cost of the improvements at the property following a casualty event.  In addition, the rent loss coverage under the policy may not extend for the full period of time that a tenant may be entitled to a rent abatement as a result of, or that may be required to complete restoration following, a casualty event.  In addition, there are certain types of losses, such as those arising from earthquakes, floods, hurricanes and terrorist attacks, that may be uninsurable or that may not be economically insurable.  Changes in zoning, building codes and ordinances, environmental considerations and other factors also may make it impossible or impracticable for us to use insurance proceeds to replace damaged or destroyed improvements at a property.  If restoration is not or cannot be completed to the extent, or within the period of time, specified in certain of our leases, the tenant may have the right to terminate the lease.  If any of these or similar events occur, it may reduce our revenues, the value of, or our return from, an affected property.

Our revenues and the value of our portfolio are affected by a number of factors that affect investments in real estate generally.

We are subject to the general risks of investing in real estate.  These include adverse changes in economic conditions and local conditions such as changing demographics, retailing trends and traffic patterns, declines in the rental rates, changes in the supply and price of quality properties and the market supply and demand of competing properties, the impact of environmental laws, security concerns, prepayment penalties applicable under mortgage financings, changes in tax, zoning, building code, fire safety and other laws and regulations, the type of insurance coverage available in the market, and changes in the type, capacity and sophistication of building systems.  Approximately 54.9%, 19.7% and 10.4% of our 2009 contractual rental income is expected to come from retail, industrial, and office tenants, respectively, and is vulnerable to further economic declines that negatively impact these sectors of the economy.  Any of these conditions could have an adverse effect on our results of operations, liquidity and financial condition.

Our revenues and the value of our portfolio are affected by a number of factors that affect investments in leased real estate generally.

We are subject to the general risks of investing in leased real estate.  These include the non-performance of lease obligations by tenants, leasehold improvements that will be costly or difficult to remove should it become necessary to re-rent the leased space for other uses, covenants in certain retail leases that limit the types of tenants to which available space can be rented (which may limit demand or reduce the rents realized on re-renting), rights of termination of leases due to events of casualty or condemnation affecting the leased space or the property or due to interruption of the tenant’s quiet enjoyment of the leased premises, and obligations of a landlord to restore the leased premises or the property following events of casualty or condemnation.  The occurrence of any of these events could adversely impact our results of operations, liquidity and financial condition.

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

We do not have specific limitations on the total percentage of our real estate properties that may be located in any one geographic area.  Consequently, properties that we own may be located in the same or a limited number of geographic regions.  Approximately 30% of our rental income (excluding our share of the rental income and assets from our joint ventures) for the year ended December 31, 2008 was, and approximately 30% of our 2009 contractual rental income will be derived from properties located in Texas and New York.  At December 31, 2008, 25% of the depreciated book value of our real estate investments were located in Texas and New York.  As a result, a decline in the economic conditions in these geographic regions, or in geographic regions where our properties may be concentrated in the future, may have an adverse effect on the rental and occupancy rates for, and the property values of, these properties, which could lead to a reduction in our rental income and in the results of operations.

Our inability to control our joint ventures or our tenancy in common arrangement could result in diversion of time and effort by our management and the inability to achieve the goals of the joint venture or the tenancy in common arrangement.

We presently are a joint venture partner in five joint ventures, which own five properties, and we own 50% of another property as tenant in common with a group of investors pursuant to a tenancy in common agreement.  At December 31, 2008, our investment in unconsolidated joint ventures was approximately $5.9 million and the tenancy in common interest represents a net investment of approximately $623,000 by us.  These investments may involve risks not otherwise present in investments made solely by us, including the risk that our co-investors may have different interests or goals than us, or that our co-investors may not be able or willing to take an action that we desire.  Disagreements with or among our co-investors could result in substantial diversion of time and effort by our management team and the inability of the joint venture or the tenancy in common to successfully operate, finance, lease or sell properties as intended by our joint venture agreements or tenancy in common agreement.  In addition, we may invest a significant amount of our funds into joint ventures which ultimately may not be profitable as a result of disagreements with or among our co-investors.

We may pay our stockholder distributions in shares of our common stock, thereby reducing the cash a stockholder would have otherwise received from us.

In order to assist REITs to retain their cash while simultaneously satisfying their tax distribution requirements, the Internal Revenue Service released Revenue Procedure 2008-68 effective with respect to distributions declared on or after January 1, 2008, and applicable to REIT distributions with respect to taxable years ending on or before December 31, 2009.  Pursuant to this Revenue Procedure, REITs may temporarily satisfy the distribution requirements of their taxable income by offering their stockholders the option to receive the distribution in cash or the REIT’s stock.  As a result, for any distributions we declare in 2009, we may provide our stockholders with the option of receiving such distribution in cash or shares of our common stock.  If too many of our stockholders elect to receive only cash, each such stockholder may receive up to 90% of the distribution in shares of our stock, thereby reducing the cash such stockholder would have otherwise received from us.  Our board of directors will determine whether distributions are made in cash or a combination of cash and stock.

If we further reduce our dividend, the market value of our common stock may decline.

The level of our common stock dividend is established by our board of directors from time to time based on a variety of factors, including our cash available for distribution, our funds from operations and our maintenance of REIT status.  In December 2008, in view of the current economic environment, our board determined that we should conserve cash and as a result reduced our quarterly dividend from $.36 per share paid in October 2008 to $.22 per share paid in January 2009.  Various factors could cause our board of directors to decrease our common stock dividend level even further, including tenant defaults or bankruptcies resulting in a material reduction in our cash flows or a material loss resulting from an adverse change in the value of one or more of our properties.  If we are required to further reduce our common stock dividend, the market value of our common stock could be adversely affected.

We cannot assure you of our ability to pay dividends in the future.

We intend to pay quarterly dividends and to make distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed.  This, along with other factors, will enable us to quality for the tax benefits accorded to a REIT under the Code.  We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by the risk factors described in this Annual Report on Form 10-K.  In December 2008, in view of the current economic environment, our board determined that we should conserve cash and as a result reduced our quarterly dividend from $.36 per share paid in October 2008 to $.22 per share paid in January 2009.  All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time.  As the economic crisis and recession continue, our tenants may be further affected, which would likely cause a decline in our revenues, and may reduce or eliminate our profitability and further reduce or eliminate our dividends.

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

We cannot provide any assurance that existing environmental studies with respect to any of our properties reveal all potential environmental liabilities, that any prior owner of a property did not create any material environmental condition not known to us, or that a material environmental condition does not otherwise exist, or may not exist in the future, as to any one or more of our properties.  If a material environmental condition does in fact exist, or exists in the future, the remediation of costs could have a material adverse impact upon our results of operations, liquidity and financial condition.

Our senior management and other key personnel are critical to our business and our future success depends on our ability to retain them.

We depend on the services of Fredric H. Gould, chairman of our Board of Directors, Patrick J. Callan, Jr., our president and chief executive officer, Lawrence G. Ricketts, Jr., our executive vice president and chief operating officer, and other members of our senior management to carry out our business and investment strategies.  Only two of our senior officers, Messrs. Callan and Ricketts, devote all of their business time to our company.  The remainder of our senior management provide services to us on a part-time, as-needed basis.  We will need to attract and retain qualified senior management and other key personnel, both on a full-time and part-time basis. The loss of the services of any of our senior management or other key personnel, or our inability to recruit and retain qualified personnel in the future, could impair our ability to carry out our business and investment strategies.

Our transactions with affiliated entities involve conflicts of interest.

From time to time we have entered into transactions with persons and entities affiliated with us and with certain of our officers and directors. Our policy is to receive terms in transactions with affiliates that are at least as favorable to us as similar transactions we would enter into with unaffiliated persons and have these transactions approved by our audit committee and by a majority of our board of directors, including a majority of our independent directors.  We entered into a compensation and services agreement with Majestic Property Management Corp. effective as of January 1, 2007.  Majestic Property Management Corp. is wholly-owned by the chairman of our Board of Directors and it provides compensation to certain of our senior executive officers. Pursuant to the compensation and services agreement, we pay an annual fee to Majestic Property Management Corp. and they assume our obligations under a shared services agreement, and provide us with the services of all affiliated executive, administrative, legal, accounting and clerical personnel that we use on a part time basis, as well as certain property management services, property acquisition, sales and leasing and mortgage brokerage services.  In 2008, we paid to Majestic a fee of approximately $2,025,000 under the compensation and services agreement.  In addition, in accordance with the compensation and services agreement, in 2008 we paid our chairman a fee of $250,000 and made an additional payment to Majestic Property Management Corp. of $175,000 for our share of all direct office expenses, including rent, telephone, postage, computer services, and internet usage.  Any transactions with affiliated entities raise the potential that we may not receive terms as favorable as those that we would receive if the transactions were entered into with unaffiliated entities or that our executive officers might otherwise seek benefits for affiliated entities at our expense.

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

If we fail to satisfy one or more of the NYSE continued listing standards, the NYSE may delist our common stock from trading, which could limit our stockholders' ability to make transactions in our common stock and subject us to additional trading restrictions.

Our common stock is listed on the NYSE, a national securities exchange, which imposes continued listing requirements with respect to listed securities.  The NYSE's continued listing standards for REITs include, but are not limited to, a requirement that average market capitalization over any consecutive 30 trading day period must be at least $25 million and that the average closing price of the stock of any listed company over any consecutive 30 trading day period must be at least $1.  Although the NYSE has temporarily lowered the market capitalization standard to $15 million and suspended the minimum stock price requirement, there can be no assurances that it will extend this temporary relief beyond June 30, 2009, when it is scheduled to expire.  On March 10, 2009, our market capitalization was $33.5 million, based on a share price of $3.30 on that day.  Our average share price over the 30 trading days ending on March 10, 2009, was $4.44.  If we fail to satisfy one or more of the continued listing standards, the NYSE delists our common stock from trading on its exchange and we are not able to list our securities on another national securities exchange or on Nasdaq, we would have to quote our common stock on the OTC Bulletin Board or the "pink sheets."  As a result, the ability of our stockholders to make transactions in our common stock could be limited.

Risks Related to the REIT Industry

Failure to qualify as a REIT would result in material adverse tax consequences and would significantly reduce cash available for distributions.

We believe that we operate so as to qualify as a REIT under the Code.  Qualification as a REIT involves the application of technical and complex legal provisions for which there are limited judicial and administrative interpretations.  The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT.  In addition, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.  If we fail to quality as a REIT, we will be subject to federal, certain additional state and local income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and would not be allowed a deduction in computing our taxable income for amounts distributed to stockholders.  In addition, unless entitled to relief under certain statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost.  The additional tax would reduce significantly our net income and the cash available for distributions to stockholders.

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

As a result of differences in timing between the receipt of income and the payment of expenses, and the inclusion of such income and the deduction of such expenses in arriving at taxable income, and the effect of nondeductible capital expenditures, the creation of reserves and the timing of required debt service (including amortization) payments, we may need to borrow funds or make distributions in stock during 2009, in order to make the distributions necessary to retain the tax benefits associated with qualifying as a REIT, even if we believe that then prevailing market conditions are not generally favorable for such borrowings, such as currently is the case.  Such borrowings could reduce our net income and the cash available for distributions to holders of our common stock.

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

None.

EXECUTIVE OFFICERS

Set forth below is a list of our executive officers whose terms expire at our 2009 annual board of director’s meeting. The business history of our officers, who are also directors, will be provided in our proxy statement to be filed pursuant to Regulation 14A not later than April 29, 2009.

NAME	AGE	POSITION WITH THE COMPANY

Fredric H. Gould*	73	Chairman of the Board

Patrick J. Callan, Jr.	46	President, Chief Executive Officer, and Director

Lawrence G. Ricketts, Jr.	32	Executive Vice President and Chief Operating Officer

Jeffrey A. Gould*	43	Senior Vice President and Director

Matthew J. Gould*	49	Senior Vice President and Director

David W. Kalish	61	Senior Vice President and Chief Financial Officer

Israel Rosenzweig	61	Senior Vice President

Mark H. Lundy**	46	Senior Vice President and Secretary

Simeon Brinberg**	75	Senior Vice President

Karen Dunleavy	50	Vice President, Financial

Alysa Block	48	Treasurer

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

Simeon Brinberg.  Mr. Brinberg has served as a Senior Vice President of One Liberty Properties since 1989. He has been Secretary of BRT Realty Trust since 1983, a Senior Vice President of BRT Realty Trust since 1988 and a Vice President of the managing general partner of Gould Investors L.P. since 1988.  Mr. Brinberg is an attorney-at-law and a member of the bar of the State of New York.

Karen Dunleavy.  Ms. Dunleavy has been Vice President, Financial of One Liberty Properties since August 1994.  She has served as Treasurer of the managing general partner of Gould Investors L.P. since 1986.  Ms. Dunleavy is a certified public accountant.

Alysa Block.  Ms. Block has been Treasurer of One Liberty Properties since June 2007, and served as Assistant Treasurer from June 1997 to June 2007.  Ms. Block also serves as the Treasurer of BRT Realty Trust since March 2008, and served as its Assistant Treasurer from March 1997 to March 2008.

Item 2.	Properties.

As of December 31, 2008, we owned 79 properties, three of which are vacant, three of which are leased to a tenant in bankruptcy (which is liquidating its assets) and one of which is a 50% tenancy in common interest, and participated in five joint ventures that own five properties, one of which is vacant.  The properties owned by us and our joint ventures are suitable and adequate for their current uses.  The aggregate net book value of our 79 properties was $387.5 million after taking into account impairment charges of $6 million for the year ended December 31, 2008.

The tables below set forth information as of December 31, 2008 concerning each property which we own and in which we currently own an equity interest.  Except for one movie theater property, we and our joint ventures own fee title to each property.

Our Properties

		Percentage
		of 2009	Approximate
	Type of	Contractual	Building
Location	Property	Rental Income (1)	Square Feet
Baltimore, MD	Industrial	5.6%	367,000

Parsippany, NJ	Office	4.7	106,680

Hauppauge, NY	Flex	4.3	149,870

El Paso, TX	Retail	3.8	110,179

St. Cloud, MN	Industrial	3.8	338,000

Hanover, PA	Industrial	3.4	458,560

Plano, TX	Retail (2)	3.3	112,389

Los Angeles, CA	Office (3)	3.1	106,262

Greensboro, NC	Theater	3.0	61,213

Brooklyn, NY	Office	2.6	66,000

Knoxville, TN	Retail	2.6	35,330

Columbus, OH	Retail (2)	2.5	96,924

Plano, TX	Retail (4)	2.3	51,018

Philadelphia, PA	Industrial	2.2	166,000

East Palo Alto, CA	Retail (5)	2.1	30,978

Tucker, GA	Health & Fitness	2.1	58,800

Ronkonkoma, NY	Flex	1.8	89,500

Lake Charles, LA	Retail (6)	1.6	54,229

Manhattan, NY	Residential	1.6	125,000

Cedar Park, TX	Retail (2)	1.6	50,810

Grand Rapids, MI	Health & Fitness	1.4	130,000

		Percentage
		of 2009	Approximate
	Type of	Contractual	Building
Location	Property	Rental Income (1)	Square Feet
Ft. Myers, FL	Retail	1.3	29,993

Chicago, IL	Retail (5)	1.3	23,939

Newark, DE	Retail (5)	1.3	23,547

Columbus, OH	Industrial	1.2	100,220

Miami Springs, FL	Retail (5)	1.2	25,000

Kennesaw, GA	Retail (5)	1.2	32,052

Wichita, KS	Retail (2)	1.2	88,108

Atlanta, GA	Retail	1.2	50,400

Naples, FL	Retail (5)	1.1	15,912

Athens, GA	Retail (7)	1.1	41,280

Saco, ME	Industrial	1.1	91,400

Champaign, IL	Retail	1.1	50,530

New Hyde Park, NY	Industrial	1.1	38,000

Greenwood Village, CO	Retail	1.1	45,000

Tyler, TX	Retail (2)	1.0	72,000

Melville, NY	Industrial	1.0	51,351

Cary, NC	Retail (5)	1.0	33,490

Mesquite, TX	Retail (2)	1.0	22,900

Fayetteville, GA	Retail (2)	1.0	65,951

Onalaska, WI	Retail	1.0	63,919

Richmond, VA	Retail (2)	.9	38,788

Amarillo, TX	Retail (2)	.9	72,227

Virginia Beach, VA	Retail (2)	.9	58,937

Eugene, OR	Retail (5)	.8	24,978

Selden, NY	Retail	.8	14,550

Pensacola, FL	Retail (5)	.8	22,700

Lexington, KY	Retail (2)	.8	30,173

El Paso, TX	Retail (5)	.8	25,000

		Percentage
		of 2009	Approximate
	Type of	Contractual	Building
Location	Property	Rental Income (1)	Square Feet
Duluth, GA	Retail (2)	.8	50,260

Grand Rapids, MI	Health & Fitness	.8	72,000

Newport News, VA	Retail (2)	.7	49,865

Hyannis, MA	Retail	.7	9,750

Batavia, NY	Retail (5)	.6	23,483

Gurnee, IL	Retail (2)	.6	22,768

Somerville, MA	Retail	.6	12,054

Hauppauge, NY	Retail	.6	7,000

Bluffton, SC	Retail (2)	.6	35,011

Houston, TX	Retail	.5	12,000

Vicksburg, MS	Retail	.4	2,790

Everett, MA	Retail	.4	18,572

Killeen, TX	Retail	.4	8,000

Flowood, MS	Retail	.4	4,505

Marston Mills, MA	Retail	.4	8,775

Bastrop, LA	Retail	.4	2,607

Monroe, LA	Retail	.4	2,756

D’Iberville, MS	Retail	.4	2,650

Kentwood, LA	Retail	.4	2,578

Monroe, LA	Retail	.3	2,806

Vicksburg, MS	Retail	.3	4,505

Rosenberg, TX	Retail	.3	8,000

West Palm Beach, FL	Industrial	.3	10,361

Seattle, WA	Retail	.1	3,038

St. Louis, MO	Retail (8)	-	30,772

Fairview Heights, IL	Retail (8)	-	31,252

Florence, KY	Retail (8)	-	31,252

Antioch, TN	Retail (8)	-	34,059

Ferguson, MO	Retail (8)	-	32,046

New Hyde Park, NY	Industrial (9)	-	51,000

		100%	4,603,602

Properties Owned by Joint Ventures (10)

		Percentage
		of Our Share
		of Rent Payable	Approximate
	Type of	in 2009 to Our	Building
Location	Property	Joint Ventures	Square Feet

Lincoln, NE	Retail	43.3%	112,260

Milwaukee, WI	Industrial	40.4	927,685

Miami, FL	Industrial	11.1	396,000

Savannah, GA	Retail	5.2	101,550

Savannah, GA	Retail (9)	-	7,959

		100%	1,545,454

(1)
Percentage of 2009 contractual rental income payable to us pursuant to leases as of December 31, 2008, including rental income payable on our tenancy in common interest and excluding any rental income from five properties formerly leased by Circuit City.

(2)	This property is leased to a retail furniture operator.
(3)
An undivided 50% interest in this property is owned by us as tenant in common with an unrelated entity.  Percentage of contractual rental income indicated represents our share of the 2009 rental income.  Approximate square footage indicated represents the total rentable square footage of the property.

(4)	Property has two tenants, of which approximately 53% is leased to a retail furniture operator.
(5)	This property is leased to a retail office supply operator.
(6)	Property has three tenants, of which approximately 43% is leased to a retail office supply operator.
(7)	Property has two tenants, of which approximately 48% is leased to a retail office supply operator.
(8)
Property was leased to Circuit City, which in 2008 rejected the leases for properties located in Antioch, TN, and Ferguson, MO, both of which are vacant.  Circuit City rejected its remaining leases with us in March 2009 for our properties located in St. Louis, MO, Fairview Heights, IL and Florence, KY.

(9)	Vacant property.
(10)
Each property is owned by a joint venture in which we are a venture partner.  Except for the joint venture which owns the Miami, Florida property, in which we own a 36% economic interest, we own a 50% economic interest in each joint venture.  Approximate square footage indicated represents the total rentable square footage of the property owned by the joint venture.

The occupancy rate for our properties (including the property in which we own a tenancy in common interest and the five properties formerly leased to Circuit City) based on total rentable square footage, was 97.5% and 100% as of December 31, 2008 and 2007. The occupancy rate for the properties owned by our joint ventures, based on total rentable square footage, was approximately 99.5% and 98.9% as of December 31, 2008 and 2007, respectively.

As of December 31, 2008, the 79 properties owned by us and the five properties owned by our joint ventures are located in 29 states.  The following tables set forth certain information, presented by state, related to our properties and properties owned by our joint ventures as of December 31, 2008.

Our Properties

			Approximate
	Number of	2009 Contractual	Building
State	Properties	Rental Income	Square Feet
Texas	11	$6,648,615	544,523
New York	10	6,094,678	615,754
Georgia	6	3,103,938	298,743
Maryland	1	2,340,923	367,000
Pennsylvania	2	2,338,343	624,560
California	2	2,186,055	137,240
Florida	5	2,011,972	103,966
New Jersey	1	1,981,581	106,680
North Carolina	2	1,692,751	94,703
Minnesota	1	1,574,022	338,000
Ohio	2	1,572,080	197,144
Louisiana	5	1,301,690	128,489
Illinois	4	1,258,630	64,976
Tennessee	2	1,079,367	69,389
Other	25	6,768,441	912,435
	79	$41,953,086	4,603,602

Properties Owned by Joint Ventures
		Our Share
		of Rent Payable	Approximate
	Number of	in 2009 to Our	Building
State	Properties	Joint Ventures	Square Feet
Nebraska	1	$603,594	112,260
Wisconsin	1	562,500	927,685
Florida	1	154,488	396,000
Georgia	2	72,188	109,509
	5	$1,392,770	1,545,454

At December 31, 2008, we had first mortgages on 61 of the 79 properties we owned as of that date (including our 50% tenancy in common interest, but excluding properties owned by our joint ventures). At December 31, 2008, we had approximately $225.5 million of mortgage loans outstanding, bearing interest at rates ranging from 5.44% to 8.8%.  Substantially all of our mortgage loans contain prepayment penalties.  The following table sets forth scheduled principal mortgage payments due for our properties as of December 31, 2008, and assumes no payment is made on principal on any outstanding mortgage in advance of its due date:

PRINCIPAL PAYMENTS DUE
IN YEAR INDICATED
YEAR	(Amounts in Thousands)
2009	$18,869
2010	22,532
2011	8,816
2012	37,806
2013	19,036
2014 and thereafter	118,455
Total	$225,514

Included in 2009 is a $8.7 million non-recourse mortgage which is secured and cross collateralized by the five Circuit City properties.  The Company has not made any payments on this mortgage since December 1, 2008 and has entered into negotiations with representatives of the mortgagee relating to possible modifications of the mortgage.  The mortgage is due in 2014.

At December 31, 2008, our joint ventures had first mortgages on three properties with outstanding balances of approximately $18.3 million, bearing interest at rates ranging from 5.8% to 6.4%.  Substantially all these mortgages contain prepayment penalties.  The following table sets forth the scheduled principal mortgage payments due for properties owned by our joint ventures as of December 31, 2008, and assumes no payment is made on principal on any outstanding mortgage in advance of its due date:

PRINCIPAL PAYMENTS DUE
IN YEAR INDICATED
YEAR	(Amounts in Thousands)
2009	$435
2010	462
2011	490
2012	520
2013	552
2014 and thereafter	15,882
Total	$18,341

Significant Tenants

As of December 31, 2008, no single property owned by us had a book value equal to or greater than 10% of our total assets or had revenues which accounted for more than 10% of our aggregate annual gross revenues in the year ended December 31, 2008.

Haverty Furniture Companies, Inc.

As of December 31, 2008, we owned a portfolio of eleven properties leased under a master lease to Haverty Furniture Companies, Inc., which properties had a net book value equal to 13.6% of our depreciated book value of real estate investments, and revenues which accounted for 12% of our aggregate annual gross revenues in the year ended December 31, 2008. Of the eleven properties, three are located in each of Texas and Virginia, two are located in Georgia, and one is located in each of Kansas, Kentucky and South Carolina.  The properties contain buildings with an aggregate of approximately 612,130 square feet.

The properties are net leased to Haverty Furniture Companies, Inc. pursuant to a master lease, which expires on August 14, 2022.  Haverty Furniture Companies, Inc. is a New York Stock Exchange listed company and operates over 100 showrooms in 17 states.  The master lease provides for a current base rent of $4,310,000 per annum (which accounts for 10.3% of our 2009 contractual rental income), increasing on August 15, 2012 and every five years thereafter and provides the tenant with certain renewal options. Pursuant to the master lease, the tenant is responsible for maintenance and repairs, and for real estate taxes and assessments on the properties.  The 2008 annual real estate taxes on the properties aggregated $800,000.  The tenant utilizes approximately 86% of the properties for retail and 14% for warehouse.

The mortgage loan, which our subsidiary, OLP Havertportfolio L.P. assumed when it acquired these eleven properties in 2006, is secured by mortgages/deeds of trust on all such properties in the principal amount of approximately $25.4 million at December 31, 2008.  The mortgage loan bears interest at 6.87% per annum, matures on September 1, 2012 and is being amortized based on a 25-year amortization schedule.  Assuming only contractual payments are made on the principal amount of the mortgage loan, the principal balance due on the maturity date will be approximately $23 million.  Although the mortgage loan provides for defeasance, it is generally not prepayable until 90 days prior to the maturity date.

Office Depot, Inc.

As of December 31, 2008, we owned a portfolio of ten properties, each of which is subject to a lease with Office Depot, Inc.  We purchased eight of these properties on September 26, 2008.  The ten Office Depot, Inc. properties have a net book value equal to 12.6% of our depreciated book value of real estate investments, accounted for 3.8% of our 2008 rental income and will account for 10.6% of our 2009 contractual rental income.  Of the ten properties, two are located in each of Florida and Georgia, and one is located in each of California, Illinois, Louisiana, North Carolina, Oregon and Texas.  The properties contain buildings with an aggregate of approximately 261,678 square feet.

Each property is subject to a separate lease.  Eight of the leases contain cross-default provisions, expire on September 30, 2018, and provide the tenant with four five-year renewal options.  One lease expires on June 30, 2013 and provides the tenant with three five-year renewal options, and one lease expires on February 28, 2014 and provides the tenant with four five-year renewal options.  Office Depot, Inc. is a New York Stock Exchange listed company and operates over 1,700 worldwide retail stores.  The ten leases provide for an aggregate current base rent of $4,435,000.  The lease rent for eight of the properties increases every five years by 10%.  The lease rent for one property increases by 5% every five years and the lease rent for one property increases by $20,000 every five years.  Pursuant to the leases, the tenant is responsible for maintenance and repairs, and for real estate taxes and assessments on the properties.  The 2008 annual real estate taxes on the properties aggregated $666,000.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

Part II

Item 5	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Our common stock is listed on the New York Stock Exchange.  The following table sets forth the high and low prices for our common stock as reported by the New York Stock Exchange for 2008 and for 2007 and the per share cash distributions declared on our common stock during each quarter of the years ended December 31, 2008 and 2007.

			CASH
			DISTRIBUTION
2008	HIGH	LOW	PER SHARE
First Quarter	$18.73	$15.45	$.36
Second Quarter	$17.95	$16.01	$.36
Third Quarter	$19.32	$15.20	$.36
Fourth Quarter	$18.15	$6.35	$.22

			CASH
			DISTRIBUTION
2007	HIGH	LOW	PER SHARE
First Quarter	$26.13	$22.72	$.36
Second Quarter	$24.48	$21.59	$.36
Third Quarter	$23.26	$18.83	$1.03	*
Fourth Quarter	$21.97	$17.61	$.36

* Includes a regular cash dividend of $.36 per share and a special cash distribution of $.67 per share.

As of March 3, 2009, there were 337 common stockholders of record and we estimate that at such date there were approximately 3,500 beneficial owners of our common stock.

We qualify as a REIT for federal income tax purposes.  In order to maintain that status, we are required to distribute to our stockholders at least 90% of our annual ordinary taxable income.  The amount and timing of future distributions will be at the discretion of our Board of Directors and will depend upon our financial condition, earnings, business plan, cash flow and other factors.  We intend to make distributions in an amount at least equal to that necessary for us to maintain our status as a real estate investment trust for Federal income tax purposes.

Stock Performance Graph

The following graph compares the performance of our common stock with the Standard and Poor’s 500 Index and a peer group index of publicly traded equity real estate investment trusts prepared by the National Association of Real Estate Investment Trusts.  As indicated, the graph assumes $100 was invested on December 31, 2003 in our common stock and assumes the reinvestment of dividends.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
One Liberty Properties, Inc.	100.00	111.08	105.54	153.29	123.50	64.81
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
NAREIT Equity Index	100.00	131.58	147.58	199.32	168.05	104.65

Source : SNL Financial LC, Charlottesville, VA
© 2009

Equity Compensation Plan Information

The following table provides information about shares of our common stock that may be issued upon the exercise of options, warrants, rights and restricted stock under our 2003 Stock Incentive Plan as of December 31, 2008:

Number of
securities
	Number of		remaining available
	securities		for future issuance
	to be issued	Weighted-	under equity
	upon exercise	average	compensation
	of outstanding	exercise price	plans (excluding
	options,	of outstanding	securities
	warrants and	options, warrants	reflected in
Plan Category	rights	and rights	column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	-	-	31,295

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	31,925

(1)   Our 2003 Stock Incentive Plan, which was approved by our stockholders in 2003, is our only equity compensation plan.  Our 2003 Stock Incentive Plan permits us to grant stock options and restricted stock to our employees, officers, directors and consultants.  Currently, there are no options outstanding under our 2003 Stock Incentive Plan.  Please see note 8 to our Consolidated Financial Statements for a description of our 2003 Stock Incentive Plan.

Purchase of Securities

On November 6, 2008, we announced that our board of directors authorized a program for us to repurchase up to 500,000 shares of our common stock in the open market from time to time, which may continue for up to twelve months.  Set forth below is a table which provides the purchases we made in the fourth quarter of 2008:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2008-October 31, 2008	-	-	-	500,000

November 1, 2008-November 30, 2008	32,164	$8.19	32,164	467,836

December 1, 2008-December 31, 2008	-	-	-	467,836

Item 6.  Selected Financial Data.

The following table sets forth the selected consolidated statement of operations data for each of the periods indicated, all of which are derived from our audited consolidated financial statements and related notes.  The selected financial data for each of the three years in the period ended December 31, 2008 should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, below, where this data is discussed in more detail.

	As of and for the Year Ended
	December 31
	(Amounts in Thousands, Except Per Share Data)
	2008	2007	2006	2005	2004
OPERATING DATA (Note a)
Rental revenues	$40,341	$38,149	$33,370	$27,232	$20,833
Impairment charge	5,983	-	-	-	-
Equity in earnings (loss) of unconsolidated joint ventures (Note b)	622	648	(3,276)	2,102	2,869
Gain on dispositions of real estate of unconsolidated joint ventures	297	583	26,908	-	-
Net gain on sale of unimproved land, air rights and other gains	1,830	-	413	10,248	73
Income from continuing operations	4,892	10,217	31,882	19,182	7,733
Income from discontinued operations	-	373	4,543	2,098	3,241
Net income	4,892	10,590	36,425	21,280	10,974
Weighted average number of common shares outstanding:
Basic	10,183	10,069	9,931	9,838	9,728
Diluted	10,183	10,069	9,934	9,843	9,744
Net income per common share – basic and diluted:
Income from continuing operations	$.48	$1.01	$3.21	$1.95	$.80
Income from discontinued operations	-	.04	.46	.21	.33
Net income	$.48	$1.05	$3.67	$2.16	$1.13

Cash distributions per share of common stock (Note c)	$1.30	$2.11	$1.35	$1.32	$1.32

	As of and for the Year Ended
	December 31
	(Amounts in Thousands, Except Per Share Data)
	2008	2007	2006	2005	2004
BALANCE SHEET DATA
Real estate investments, net	$387,456	$344,042	$351,841	$258,122	$228,536
Investment in unconsolidated joint ventures	5,857	6,570	7,014	27,335	37,023
Cash and cash equivalents	10,947	25,737	34,013	26,749	6,051
Total assets	429,105	406,634	422,037	330,583	284,386
Mortgages and loan payable	225,514	222,035	227,923	167,472	124,019
Line of credit	27,000	-	-	-	7,600
Total liabilities	265,130	235,395	241,912	175,064	138,271
Total stockholders' equity	163,975	171,239	180,125	155,519	146,115

OTHER DATA (Note d)
Funds from operations	$13,952	$18,645	$13,707	$26,658	$16,789
Funds from operations per common share:
Basic	$1.37	$1.85	$1.38	$2.71	$1.73
Diluted	$1.37	$1.85	$1.38	$2.71	$1.72

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

Note c:  2007 includes a special cash distribution of $.67 per share.

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

We compute FFO in accordance with the “White Paper on Funds From Operations” issued in April 2002 by the National Association of Real Estate Investment Trusts (NAREIT).  FFO is defined in the White Paper as “net income (computed in accordance with generally accepting accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.”  In computing FFO, we do not add back to net income the amortization of costs in connection with our financing activities or depreciation of non-real estate assets.  Since the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one REIT to another.

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

The table below provides a reconciliation of net income in accordance with GAAP to FFO, as calculated under the current NAREIT definition of FFO, for each of the years in the five year period ended December 31, 2008.

	2008	2007	2006	2005	2004
Net income (Note 1)	$4,892	$10,590	$36,425	$21,280	$10,974
Add: depreciation of properties	8,971	8,248	7,091	5,905	4,758
Add: our share of depreciation in unconsolidated joint ventures	322	329	716	1,277	1,075
Add: amortization of deferred leasing costs	64	61	43	101	55
Deduct: gain on sale of real estate	-	-	(3,660)	(1,905)	(73)
Deduct: gain on dispositions of real estate of unconsolidated joint ventures	(297)	(583)	(26,908)	-	-
Funds from operations (Note 1)	$13,952	$18,645	$13,707	$26,658	$16,789

Note 1:  For the year ended December 31, 2008, net income and funds from operations (FFO) is after $6 million of impairment charges.  For the year ended December 31, 2006, net income and FFO is after giving effect to $5.3 million, our share of the mortgage prepayment premium expense incurred in connection with the dispositions of real estate of unconsolidated joint ventures.  This expense is reflected as interest expense on the books of the joint ventures and not netted against gain on dispositions.  For the year ended December 31, 2005, net income and FFO include $10.2 million from the gain on sale of air rights.

The table below provides a reconciliation of net income per common share (on a diluted basis) in accordance with GAAP to FFO.

	2008	2007	2006	2005	2004

Net income (Note 2)	$.48	$1.05	$3.67	$2.16	$1.13
Add: depreciation of properties	.88	.82	.71	.60	.49
Add: our share of depreciation in unconsolidated joint ventures	.03	.03	.07	.13	.11
Add: amortization of deferred leasing costs	.01	.01	.01	.01	-
Deduct: gain on sale of real estate	-	-	(.37)	(.19)	(.01)
Deduct: gain on dispositions of real estate of unconsolidated joint ventures	(.03)	(.06)	(2.71)	-	-
Funds from operations (Note 2)	$1.37	$1.85	$1.38	$2.71	$1.72

Note 2:  For the year ended December 31, 2008, net income and FFO is after $.59 of impairment charges.  For the year ended December 31, 2006, net income and FFO is after $.53, our share of the mortgage prepayment premium expense.  For the year ended December 31, 2005, net income and FFO include $1.04 from the gain on sale of air rights.  See Note 1 above.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a self-administered and self-managed REIT.  We primarily own real estate that we net lease to tenants.  As of December 31, 2008, we owned 79 properties, three of which are vacant, and one of which is a 50% tenancy in common interest, and participated in five joint ventures that own five properties, one of which is vacant.  These properties are located in 29 states.

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

At December 31, 2008, excluding mortgages payable of our unconsolidated joint ventures, we had 40 outstanding mortgages payable, aggregating $225.5 million in principal amount, all of which are secured by first liens on individual real estate investments with an aggregate carrying value of approximately $362 million, before accumulated depreciation. The mortgages bear interest at fixed rates ranging from 5.44% to 8.8%, and mature between 2009 and 2037.

During 2008, the national economic recession resulted in, among other things, increased unemployment, and caused a significant decline in consumer confidence, which has dramatically reduced consumer spending on retail goods.  This affected us and our retail tenants in the following respects:

•
Circuit City, a retail tenant which leased five of our properties, filed for protection under the Federal bankruptcy laws in November 2008, rejected leases for two of our properties in December 2008 and the remaining three properties in March 2009.  The five properties formerly leased to Circuit City accounted for 2.3% of our 2008 annual rental revenues.

•
We recorded an impairment charge of approximately $6 million against four properties for the year ended December 31, 2008, including three properties formerly leased to Circuit City.  An analysis was performed and we determined that two of the properties leased to Circuit City at December 2008, which leases were rejected in March 2009, did not require an impairment charge for the year ended December 31, 2008.  The impairment charge for each affected property is equal to the difference between the net book value, including intangibles, and the present value of discounted cash flows of the properties based upon certain valuation assumptions.  At December 31, 2008, we had a non-recourse mortgage with an outstanding balance of $8.7 million secured by five properties for which Circuit City rejected our leases.  We have not made any payments on this mortgage since December 1, 2008 and have entered into negotiations with representatives of the mortgagee relating to possible modifications of the mortgage.  After taking into account the impairment charge, our book value for these five properties is $8.3 million;

•
We wrote-off or recorded accelerated amortization on an aggregate of $332,000 of unbilled “straight line” rent receivable for six retail properties, including five properties formerly leased by Circuit City which resulted in a decrease in our rental revenues for the year ended December 31, 2008; and

•	Our quarterly distribution was reduced by 39% from $.36 in October 2008 to $.22 in January 2009.

Our rental income from our retail tenants will account for 55% of our 2009 contractual rental revenues, including 19% which is from furniture stores and 14% from office supply stores.  Two retail tenants in the office supply and furniture business represent an aggregate of 10.6% and 10.3% of our 2009 contractual rental revenues.

If economic conditions in the United States do not stabilize in 2009, we will likely experience additional tenant defaults, delinquencies and delays in payments and lease renegotiations, which could cause a decline in our rental revenues.  In addition, since the economy has also sustained a crisis in the commercial real estate market and in the commercial banking system, the value of properties that we hold or seek to sell could decline.  As a result, we may recognize additional impairment charges and losses on property sales.  Also, our operating expenses will increase as we maintain and improve vacant properties.  Moreover, our ability to refinance existing indebtedness and to secure additional funds from unencumbered properties may also be limited due to the liquidity constraints in the credit markets.

Comparison of Years Ended December 31, 2008 and December 31, 2007

Rental Revenues

Rental revenues. Rental revenues increased by $2.2 million, or 5.7%, to $40.3 million for the year ended December 31, 2008, from $38.1 million for the year ended December 31, 2007.  The increase in rental revenues is substantially due to rental revenues of $1.7 million earned during the year ended December 31, 2008 on twelve properties acquired by us during 2008.  The increase in 2008 rental income as compared to 2007 also resulted from a $253,000 write off of the intangible lease liability related to a property where we directly assumed in December 2008 the sublease for a property leased by us to Circuit City and subleased by Circuit City to a furniture retailer.  Additionally, in 2008 and 2007, we wrote off the entire balance of unbilled rent receivable relating to several properties.

Operating Expenses

Depreciation and amortization expense. Depreciation and amortization expense increased by $723,000, or 8.8%, to $9 million for the year ended December 31, 2008, from $8.2 million for the year ended December 31, 2007.  The increase was primarily due to depreciation and amortization of $370,000 on eleven properties acquired between January and September 2008.  The increase also was due to a $196,000 increase in depreciation in 2008 on a property which had been classified as “held for sale” with no depreciation taken during the second half of 2007.  Normal and “catch-up”depreciation on such property resumed in 2008.  The increase also resulted from accelerated amortization of tenant origination costs of $161,000 principally relating to the two properties vacated by Circuit City in 2008 and the three properties leased to Circuit City at December 31, 2008.

General and administrative expenses. General and administrative expenses increased by $78,000, or 1.2%, to $6.5 million for the year ended December 31, 2008, from $6.4 million for the year ended December 31, 2007.  The increase is due to a number of factors including: (i) a $133,000 increase in payroll and payroll related expenses for full-time employees; (ii) a $105,000 increase in professional fees incurred in connection with civil litigations commenced by us as plaintiff, arising out of the activities of our former president and chief executive officer; and (iii) a $62,000 increase in compensation expenses related to the amortization of restricted stock awards. These increases were offset by: (a) a $100,000 decrease paid under the Compensation and Services Agreement, described below; (b) a $64,000 decrease in state tax expense and (c) miscellaneous decreases in accounting, legal and director fees.

Included in general and administrative expenses for the years ended December 31, 2008 and 2007 was $2.19 million and $2.29 million, respectively, of expenses incurred pursuant to a compensation and services agreement which became effective January 1, 2007, entered into between us and Majestic Property Management Corp., an affiliated entity.  Under the compensation and services agreement, Majestic Property Management Corp. took over our obligations under a shared services agreement (including our share of direct office overhead) and agreed to continue to provide us with the services of all executive, administrative, legal, accounting and clerical personnel that we use on a part-time basis.  Accordingly, we no longer allocate direct office overhead or payroll expenses. The agreement also requires Majestic Property Management Corp. to continue to provide us with certain property management services (including construction supervisory services), property acquisition, sales and leasing services and mortgage brokerage services.  We do not incur any fees or expenses for such services, other than the annual fee to Majestic Property Management Corp., which was $2,025,000 (before offsets provided for in the agreement) in 2008, plus $175,000 as our share of direct office overhead.

Impairment charge.  During the year ended December 31, 2008, we recorded an impairment charge of approximately $6 million relating to four properties.  A charge of $5.2 million was recorded relating to three of our Circuit City properties and $752,000 was related to a retail furniture property.  Circuit City rejected leases for two of the properties in December 2008 and rejected the lease for the third property in March 2009.  We performed an analysis and have determined that the other two properties leased to Circuit City which were rejected in March 2009, do not at this time require an impairment charge.  Although the retail furniture property has been vacant, the tenant is current in its rent payments.  There was no impairment charge recorded in the year ended December 31, 2007.

Real estate expenses.  Real estate expenses increased by $392,000, or 134%, to $685,000 for the year ended December 31, 2008, from $293,000 for the year ended December 31, 2007, resulting primarily from real estate taxes for the five properties formerly leased by Circuit City.  Real estate expenses for the year ended December 31, 2008 also include real estate taxes for two of our other properties, including a vacant property.

Other Income and Expenses

Gain on dispositions of real estate of unconsolidated joint ventures. In the years ended December 31, 2008 and 2007, two of our joint ventures each sold a vacant property and we recognized gains on sale of $297,000 and $583,000, respectively.

Interest and other income. Interest and other income decreased by $1.2 million, or 70%, to $533,000 for the year ended December 31, 2008, from $1.8 million for the year ended December 31, 2007.  Due to the current credit crisis, interest rates have been steadily declining over the past several quarters resulting in a decrease in the income we earn on our investment in short-term cash equivalents.  In addition, we had less cash available for investment after we paid a special distribution of $6.7 million to our stockholders in October 2007 and purchased nine properties in September 2008.  Also contributing to the decrease in interest and other income was the inclusion of a $118,000 gain on the sale of available-for-sale securities in the year ended December 31, 2007.  We did not have a similar sale of securities in 2008.

Interest expense. Interest expense increased by $714,000, or 4.8%, to $15.6 million for the year ended December 31, 2008, from $14.9 million for the year ended December 31, 2007. This increase was primarily the result of a $650,000 decrease in fair value of an interest rate swap that we entered into in connection with a mortgage placed on a property in November 2008.  The increase was also due to interest expense on this mortgage and on fixed rate mortgages placed on three properties between August 2007 and September 2008, and the assumption of two fixed rate mortgages in connection with the purchase of two properties in January and February 2008.  In addition, at the end of September 2008, we borrowed $34 million under our line of credit which was applied to the purchase of eight Office Depot properties, of which $7 million was repaid in November 2008 with a portion of the proceeds from a mortgage financing of one of our properties.  Accordingly, interest expense relating to our line of credit increased by $360,000 during the year ended December 31, 2008.  These increases were offset from the payoff in full of two mortgage loans, as well as from the monthly principal amortization of other mortgages.

Gain on sale of excess unimproved land.  During the year ended December 31, 2008, we sold five acres of excess land that we acquired as part of the purchase of a flex building in 2000 and recognized a gain of $1.8 million.  There was no such gain in the year ended December 31, 2007.

Comparison of Years Ended December 31, 2007 and December 31, 2006

Rental Revenues

Rental revenues.  Rental revenues increased by $4.8 million, or 14.3%, to $38.1 million for the year ended December 31, 2007, from $33.3 million for the year ended December 31, 2006.  The increase in rental revenues was substantially due to rental revenues earned during the year ended December 31, 2007 on 22 properties acquired by us between April and December 2006.

Operating Expenses

Depreciation and amortization expense.  Depreciation and amortization expense increased by $1.3 million, or 17.9%, to $8.2 million for the year ended December 31, 2007, from $7 million for the year ended December 31, 2006.  The increase in depreciation and amortization was due to the acquisition of 22 properties between April and December 2006.

General and administrative expenses.  General and administrative expenses increased by $1.2 million, or 22.5%, to $6.4 million for the year ended December 31, 2007, from $5.3 million for the year ended December 31, 2006.  The increase is due to a number of factors including (i) a $135,000 increase in payroll and payroll related expenses of full-time employees; (ii) a $310,000 increase in compensation expenses related to the amortization of restricted stock awards; (iii) a $200,000 increase (from $50,000 to $250,000) in the compensation paid to the chairman of our Board of Directors; and (iv) a $228,000 increase in professional fees, resulting from both the retention by our Compensation Committee of an independent consultant, and an increase in legal and accounting fees.  Offsetting these increases was a $723,000 decease in professional fees incurred in the prior year in connection with investigations by the SEC and our Audit Committee, and legal fees relating to a civil litigation arising out of the activities of our former president and chief executive officer.

Included in the increase in general and administrative expenses was $2.29 million of expenses incurred pursuant to the compensation and services agreement.  In consideration of taking over our obligations under the shared services agreement and providing the services set forth in the compensation and services agreement, we agreed to pay Majestic Property Management Corp. a fee in 2007 of $2,125,000 (before offsets provided for in the agreement) plus $175,000 as our share of direct office overhead.  The following table compares the amounts paid by us in 2007 under the compensation and services agreement and the expenses paid in 2006 which would be included in the fee paid under such agreement:

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

Other Income and Expenses

Equity in earnings (loss) of unconsolidated joint ventures.  Our equity in earnings of unconsolidated joint ventures increased by $3.9 million to $648,000 for the year ended December 31, 2007, from a loss of $3.3 million for the year ended December 31, 2006.  The $3.3 million loss for the year ended December 31, 2006 resulted primarily from $10.5 million of mortgage prepayment premiums, of which 50%, or $5.3 million, was our share, paid by two of our joint ventures upon the sale of its nine movie theater properties in September and October 2006.  Such sales resulted in a decrease in income producing properties owned by our joint ventures since these properties generated operating income of $4.6 million, of which 50%, or $2.3 million, was our share in 2006.  The year ended December 31, 2006 also included a $960,000 impairment charge by one of our joint ventures, of which 50%, or $480,000, was our share.  Additionally, during the year ended December 31, 2006, one of our movie theater joint ventures recorded a $600,000 impairment charge, of which 50%, or $300,000, was our share.  The joint venture sold this property in March 2007. The year ended December 31, 2007 includes an increase in our equity share of earnings from four of our other unconsolidated joint ventures, primarily due to our participation in an additional joint venture which acquired a property in September 2006.

Gain on dispositions of real estate of unconsolidated joint ventures. Gain on dispositions of real estate of unconsolidated joint ventures results from sales of real estate assets owned by our two movie theater joint ventures. The year ended December 31, 2006 reflects the September 2006 sale by one of the joint ventures of a movie theater property located in Brooklyn, New York for a consideration of $16 million, from which it realized a gain of $6.6 million, of which our share was $3.3 million. The year ended December 31, 2006 also reflects the October 2006 sale of eight movie theater properties by both movie theater joint ventures to an unrelated party for an aggregate purchase price of $136.7 million, from which the joint ventures realized a gain of $49 million, of which $24.5 million was our share. We wrote off the unamortized premium balance of $924,000 in our investment in one of the joint ventures against the gain. The year ended December 31, 2007 reflects the sale by one of the movie theater joint ventures of its last remaining real estate asset, a vacant parcel of land, located in Monroe, New York, for a consideration of $1.25 million. The joint venture recognized a gain of $1.2 million on this sale, of which our 50% share is $583,000.

Interest and other income. Interest and other income increased by $877,000, or 97.6%, to $1.8 million for the year ended December 31, 2007, from $899,000 for the year ended December 31, 2006.  The increase in interest and other income for the year ended December 31, 2007 resulted substantially from our investment in short-term cash equivalents available primarily from the distributions we received from the movie theater joint ventures upon the sales of its theater properties in September and October 2006.  Also contributing to the increase in interest and other income in the year ended December 31, 2007 was a $118,000 gain on sale of available-for-sale securities.

Interest expense. Interest expense increased by $2.4 million, or 19.2%, to $14.9 million for the year ended December 31, 2007, from $12.5 million for the year ended December 31, 2006. This increase results primarily from fixed rate mortgages placed on ten properties in the year ended December 31, 2006, and the assumption of a fixed rate mortgage in connection with the purchase of eleven properties in April 2006.  The year ended December 31, 2007 includes a full year of interest expense on these mortgages. In addition, the increase in interest expense results from interest on a loan payable, which was originally a mortgage collateralized by a movie theater property we sold in October 2006.

Amortization of deferred financing costs. Amortization of deferred financing costs increased by $43,000, or 7.2%, to $638,000 for the year ended December 31, 2007.  The increase is due to results from the amortization of deferred mortgage costs during the year ended December 31, 2007 resulting from mortgages placed on 22 properties between April 2006 and August 2007.

Gain on sale.  In July 2006, we sold excess acreage at a property we owned to an unrelated party and recognized a $185,000 gain on the sale, and in February 2006, we sold an option to buy an interest in certain property adjacent to one of our properties and recognized a $228,000 gain on the sale.

Discontinued Operations

Income from discontinued operations.   Income from discontinued operations decreased by $4.2 million, or 92%, to $373,000 for the year ended December 31, 2007, from $4.5 million for the year ended December 31, 2006. This decrease was primarily due to the $3.7 million gain in the year ended December 31, 2006 on the sale of a movie theater wholly owned by us that we sold for $15.2 million. This sale was part of a sale which closed in October 2006 pursuant to which an unrelated party purchased one movie theater from us and eight movie theaters from two of our joint ventures. The year ended December 31, 2006 also includes the net operating income of $487,000 from this property.

Liquidity and Capital Resources

We require capital to fund our operations.  Our capital sources include income from operating activities, borrowings under our revolving credit facility and mortgage loans secured by our properties.  Our available liquidity at December 31, 2008 was approximately $46.4 million, including $10.9 million of cash and cash equivalents and $35.5 million of available liquidity under our revolving credit facility.  Our business model includes the continued borrowing of funds against our portfolio of properties and the refinancing of existing debt.  With the tightening of liquidity by lending institutions, we have found that it is increasingly difficult to identify funding sources.  As a result, our ability to make new property acquisitions or increase liquidity will be limited.  We have not made any payments since December 1, 2008 on the $8.7 million non-recourse mortgage secured by our five properties formerly leased to Circuit City.

Short-Term Liquidity and Financing

We expect to meet our short-term liquidity requirements generally through our cash and cash equivalents and cash provided by operating activities and, to the extent we make a new property acquisition, from our revolving credit facility.  To the extent our cash flow from operating activities is insufficient to finance property acquisitions, we will need to finance property acquisitions through borrowings under our credit facility, and thereafter, to seek long-term fixed rate mortgages for such properties.

As a result of the current economic environment and the uncertainty in the credit markets, it is difficult and/or expensive to secure financing upon reasonable terms, if at all.  In addition, the credit markets may make it difficult and/or expensive to repay or satisfy our existing debt.  All of our requests for draws under our credit facility have been satisfied to date.  However, in view of the current uncertainties, we have adopted a conservative acquisition strategy and will likely make few, if any, acquisitions in the near term.

Long-Term Liquidity and Financing

We expect to meet our long term liquidity requirements through existing cash resources, proceeds from debt, including under a credit facility and mortgages (including refinances) on our properties, and if required, the liquidation of our properties.  We believe that the value of our portfolio is, and will continue to be, sufficient to allow us to refinance the mortgage debt on it at maturity and repay all indebtedness we owe under our credit facility.

Our current credit facility matures on March 31, 2010.  Our ability to meet our long term liquidity requirements is subject to securing an extension on our credit facility or securing a new credit facility.  Any decision by our lenders (or potential lenders) to provide us with financing will depend upon a number of factors, such as the continuation or deterioration of the current economic recession, our compliance with the terms of our existing credit facility, our financial performance, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders' resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities. We expect that the terms of a new facility will be less favorable than our existing facility.

Credit Facility

We are a party to a credit agreement, as amended, with VNB New York Corp., Bank Leumi, USA, Manufacturers and Traders Trust Company and Israel Discount Bank of New York which provides for a $62.5 million revolving credit facility.  The credit facility is available to us to pay off existing mortgages, to fund the acquisition of additional properties or to invest in joint ventures.  The facility matures on March 31, 2010.  Borrowings under the facility bear interest at the lower of LIBOR plus 2.15% or the bank’s prime rate and there is an unused facility fee of ¼% per annum.  Net proceeds received from the sale or refinancing of properties are required to be used to repay amounts outstanding under the facility if proceeds from the facility were used to purchase or refinance the property.  The facility is guaranteed by our subsidiaries that own unencumbered properties and is secured by the outstanding stock of subsidiary entities.  As of December 31, 2008 and March 13, 2009, there was $27 million outstanding under the facility.

Contractual Obligations

The following sets forth our contractual cash obligations as of December 31, 2008, which relate to interest and amortization payments and balances due at maturity under outstanding mortgages secured by our properties for the periods indicated (amounts in thousands):

	Payment due by period

		Less than		1-3	4-5	More than
Contractual Obligations	Total	1 Year		Years	Years	5 Years
Mortgages payable – interest and amortization	$122,037	$19,514		$35,220	$29,329	$37,974

Mortgages payable – balances due at maturity	179,531	13,426	(a)	20,044	46,269	99,792
Total	$301,568	$32,940		$55,264	$75,598	$137,766

Note (a): Included is an $8.7 million non-recourse mortgage for which we have not made any payments since December 1, 2008. The mortgage is secured and cross collateralized by the five Circuit City properties. We have entered into negotiations with representatives of the mortgagee relating to possible modifications of the mortgage.  This mortgage is scheduled to mature on December 14, 2014.

As of December 31, 2008, we had outstanding approximately $225.5 million in long-term mortgage indebtedness (excluding mortgage indebtedness of our unconsolidated joint ventures), all of which is non-recourse (subject to standard carve-outs).  We expect that debt service payments of approximately $54.7 million due in the next three years will be paid primarily from cash generated from our operations.  We anticipate that loan maturities of approximately $24.6 million due in the next three years will be paid primarily from mortgage financings or refinancings.  If we are not successful in refinancing our existing indebtedness or financing our unencumbered properties, our cash flow, funds available under our credit facility and available cash, if any, may not be sufficient to repay all maturing debt when payments become due, and we may be forced to sell additional equity or dispose of properties on disadvantageous terms.

In addition, we, as ground lessee, are obligated to pay rent under a ground lease for a property owned in fee by an unrelated third party.  The annual fixed leasehold rent expense is as follows:

						More than
Total	2009	2010	2011	2012	2013	5 Years
$3,748,976	$262,240	$296,875	$296,875	$296,875	$296,875	$2,299,236

We had no outstanding contingent commitments, such as guarantees of indebtedness, or any other contractual cash obligations at December 31, 2008.

Distribution Policy

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute currently at least 90% of our ordinary taxable income to our stockholders in stock (under Revenue Procedure 2008-68) or cash.  It is our current intention to comply with these requirements and maintain our REIT status.  As a REIT, we generally will not be subject to corporate federal, state or local income taxes on taxable income we distribute currently (in accordance with the Internal Revenue Code and applicable regulations) to our stockholders.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years.  Even if we qualify for federal taxation as a REIT, we may be subject to certain state and local taxes on our income and to federal income taxes on our undistributed taxable income (i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Internal Revenue Code and applicable regulations thereunder) and are subject to federal excise taxes on our undistributed taxable income.

It is our intention to pay to our stockholders within the time periods prescribed by the Internal Revenue Code no less than 90%, and, if possible, 100% of our annual taxable income, including taxable gains from the sale of real estate and recognized gains on the sale of securities.  It will continue to be our policy to make sufficient distributions to stockholders in order for us to maintain our REIT status under the Internal Revenue Code.

Our board has determined that, in view of the economic environment, we should conserve our capital.  As a result, the quarterly dividend paid in January 2009 was reduced from $.36 per share to $.22 per share.  Our board of directors will review the dividend policy at each regularly scheduled quarterly board meeting to determine if any further reductions to our dividend should be made.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 2 to our Consolidated Financial Statements, provided in this annual report on Form 10-K.  Certain of our accounting policies are particularly important to an understanding of our financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to a degree of uncertainty. These critical accounting policies include the following, discussed below.

Purchase Accounting for Acquisition of Real Estate

The fair value of real estate acquired is allocated to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and other value of in-place leases based in each case on their fair values.  The fair value of the tangible assets of an acquired property (which includes land and building) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of relative fair values of these assets.  We assess fair value of the lease intangibles based on estimated cash flow projections that utilize appropriate discount rates and available market information.  The allocation made by management may have a positive or negative effect on net income and may have an effect on the assets and liabilities on the balance sheet.

Revenues

Our revenues, which are substantially derived from rental income, include rental income that our tenants pay in accordance with the terms of their respective leases reported on a straight line basis over the initial term of each lease.  Since many of our leases provide for rental increases at specified intervals, straight line basis accounting requires us to record as an asset and include in revenues, unbilled rent receivables which we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease.  Accordingly, our management must determine, in its judgment, that the unbilled rent receivable applicable to each specific tenant is collectible.  We review unbilled rent receivables on a quarterly basis and take into consideration the tenant’s payment history and the financial condition of the tenant.  In the event that the collectability of an unbilled rent receivable is in doubt, we are required to take a reserve against the receivable or a direct write off of the receivable, which has an adverse affect on net income for the year in which the reserve or direct write off is taken, and will decrease total assets and stockholders’ equity.

Value of Real Estate Portfolio

We review our real estate portfolio on a quarterly basis to ascertain if there are any indicators of impairment in the value of any of our real estate assets, including deferred costs and intangibles, in order to determine if there is any need for an impairment charge.  In reviewing the portfolio, we examine the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports.  For each real estate asset owned for which indicators of impairment exist, if the undiscounted cash flow analysis yields an amount which is less than the asset’s carrying amount, an impairment loss is recorded to the extent that the estimated fair value exceeds the asset’s carrying amount.  The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property.  Real estate assets that are expected to be disposed of are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis.  We generally do not obtain any independent appraisals in determining value but rely on our own analysis and valuations. Any impairment charge taken with respect to any part of our real estate portfolio will reduce our net income and reduce assets and stockholders’ equity to the extent of the amount of any impairment charge, but it will not affect our cash flow or our distributions until such time as we dispose of the property.

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk.

Our primary market risk exposure is the effect of changes in interest rates on the interest cost of draws on our revolving variable rate credit facility and the effect of changes in the fair value of our interest rate swap agreement.  Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

As of December 31, 2008, we had one interest rate swap agreement outstanding that has a notional value of $10.7 million.  As of December 31, 2007 and 2006, we had no interest rate swap agreements outstanding.  The fair market value of the interest rate swap is dependent upon existing market interest rates and swap spreads, which change over time.  As of December 31, 2008, if there had been a 50 basis point increase in forward interest rates, the fair market value of the interest rate swap would have increased by approximately $165,000.  If there were a 50 basis point decrease in forward interest rates, the fair market value of the interest rate swap would have decreased by approximately $275,000.

We utilize interest rate swaps to limit interest rate risk.  Derivatives are used for hedging purposes rather than speculation.  We do not enter into financial instruments for trading purposes.

In connection with our long-term mortgage debt, it bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.  Our credit facility is a revolving variable rate facility which is sensitive to interest rates.  Under current market conditions, we do not believe that our risk of material potential losses in future earnings, fair values and/or cash flows from near-term changes in market rates that we consider reasonably possible is material.

We assessed the market risk for our revolving variable rate credit facility and believe that a 1% increase in interest rates would cause a decrease in net income of $270,000 and a 1% decrease would cause an increase in net income of $270,000 based on the $27 million outstanding on our credit facility at December 31, 2008.

The fair market value (“FMV”) of our long term debt is estimated based on discounting future cash flows at interest rates that our management believes reflect the risks associated with long term debt of similar risk and duration.

The following table sets forth our long-term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at December 31, 2008 (amounts in thousands):

	For the Year Ended December 31
						There-
	2009	2010	2011	2012	2013	after	Total	FMV

Fixed rate:
Long term debt (Note 1)	$18,869	$22,532	$8,816	$37,806	$19,036	$118,455	$225,514	$228,014
Weighted average interest rate	6.52%	6.42%	6.37%	6.37%	6.29%	6.27%	6.33%	6.25%

Variable rate:
Long term debt (Note 2)	-	$27,000	-	-	-	-	$27,000	$27,000

Note 1: Included in 2009 is an $8.7 million non-recourse mortgage for which we have not made any payments since December 1, 2008. The mortgage is secured and cross-collateralized by five properties formerly leased to Circuit City.  We have entered into negotiations with representatives of the mortgagee relating to possible modifications of the mortgage.  This mortgage is scheduled to mature on December 14, 2014.

Note 2: Our credit line facility matures in March 2010 and bears interest at the lower of LIBOR plus 2.15% or the respective bank’s prime rate.

Item 8.	Financial Statements and Supplementary Data.

This information appears in Item 15(a) of this Annual Report on Form 10-K, and is incorporated into this Item 8 by reference thereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

A review and evaluation was performed by our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective.  There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.  There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, we took no corrective measures.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, our management believes that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on management’s assessment of our internal control over financial reporting.  This report appears on page F1 of this Annual Report on Form 10-K.

Item 9B.	Other Information.
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

We have adopted an amended and restated Business Code of Conduct and Ethics that applies to all directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer.  You can find our Business Code of Conduct and Ethics  on our web site by going to the following address:  www.onelibertyproperties.com.  We will post any amendments to our amended and restated Business Code of Conduct and Ethics as well as any waivers that are required to be disclosed by the rules of either the SEC or The New York Stock Exchange on our web site.

Our Board of Directors has adopted corporate governance guidelines and charters for the audit, compensation and nominating and corporate governance committees of our Board of Directors.  You can find these documents on our web site by going to the following address:  www.onelibertyproperties.com.

You can also obtain a printed copy of any of the materials referred to above by contacting us at the following address: One Liberty Properties, Inc., 60 Cutter Mill Road, Great Neck, New York  11021, Attention: Secretary, telephone number (1-800-450-5816).

The audit committee of our Board of Directors is an “audit committee” for the purposes of Section 3(a) (58) of the Exchange Act.  The members of that committee are Charles Biederman, Chairman, Joseph A. DeLuca and James J. Burns.

Apart from certain information concerning our executive officers which is set forth in Part I of this Annual Report, additional information required by this Item 10 shall be included in  our proxy statement for our 2009 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2009,  and is incorporated herein by reference thereto, including the information set forth under the captions “Election of Directors,”  “Section 16(a) Beneficial Ownership Reporting Compliance” and “Governance of the Company.”

Item 11.  Executive Compensation.

The information concerning our executive compensation required by this Item 11 shall be included in our proxy statement for our 2009 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2009, and is incorporated herein by reference thereto, including the information set forth under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Report of Compensation Committee.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning our beneficial owners and management required by this Item 12 shall be included in our proxy statement for our 2009 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2009 and is incorporated herein by reference thereto, including the information set forth under the caption “Stock Ownership of Certain Beneficial Owners, Directors and Officers.”

Equity compensation plan information is incorporated herein by reference to Part II, Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” of this annual report.

Item 13.  Certain Relationships and Related Transactions.

The information concerning certain relationships, related transactions and director independence required by this Item 13 shall be included in our proxy statement for our 2009 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2009 and is incorporated herein by reference thereto, including the information set forth under the captions “Certain Relationships and Related Transactions,” and “Governance of the Company.”

Item 14.  Principal Accountant Fees and Services.

The information concerning our principal accounting fees required by this Item 14 shall be included in our proxy statement for our 2009 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2009, and is incorporated herein by reference thereto, including the information set forth under the caption “Independent Registered Public Accounting Firm.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)           Documents filed as part of this Report:

(1)           The following financial statements of the Company are included in this Report on Form 10-K:

- Reports of Independent Registered Public Accounting Firm	F-1 through F-2
- Statements:
Consolidated Balance Sheets	F-3
Consolidated Statements of Income	F-4
Consolidated Statements of Stockholders' Equity	F-5
Consolidated Statements of Cash Flows	F-6 through F-7
Notes to Consolidated Financial Statements	F-8 through F-29

(2)           Financial Statement Schedules:

- Schedule III-Real Estate and Accumulated Depreciation	F-30 through F-32

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

4.2
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

10.3
Second Amendment to Amended and Restated Loan Agreement effective as of September 30, 2007, between VNB New York Corp., as assignee, of Valley National Bank, Merchants Bank Division, Bank Leumi USA, Israel Discount Bank of New York, Manufacturers and Traders Trust Company and One Liberty Properties, Inc. (incorporated by reference to Exhibit 10.3 to One Liberty Properties, Inc.’s Annual Report on Form 10-K filed on March 13, 2008).

10.4
Compensation and Services and Agreement effective as of January 1, 2007 between One Liberty Properties Inc. and Majestic Property Management  Corp. (incorporated by reference to One Liberty Properties Inc.’s Current Report on Form 8-K filed March 14, 2007).

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

31.1         Certification of President and Chief Executive Officer*

31.2         Certification of Senior Vice President and Chief Financial Officer*

32.1         Certification of President and Chief Executive Officer *

32.2         Certification of Senior Vice President and Chief Financial Officer*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

ONE LIBERTY PROPERTIES, INC.

By:	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Fredric H. Gould	Chairman of the
Fredric H. Gould	Board of Directors	March 13, 2009

/s/ Patrick J. Callan, Jr.	President,
Patrick J. Callan, Jr	Chief Executive Officer and	March 13, 2009
Director

/s/ Joseph A. Amato
Joseph A. Amato	Director	March 13, 2009

/s/ Charles Biederman
Charles Biederman	Director	March 13, 2009

/s/ James J. Burns
James J. Burns	Director	March 13, 2009

/s/ Jeffrey A. Gould
Jeffrey A. Gould	Director	March 13, 2009

/s/ Matthew J. Gould
Matthew J. Gould	Director	March 13, 2009

/s/ Joseph De Luca
Joseph De Luca	Director	March 13, 2009

/s/ J. Robert Lovejoy
J. Robert Lovejoy	Director	March 13, 2009

/s/ Eugene I. Zuriff
Eugene I. Zuriff	Director	March 13, 2009

/s/ David W. Kalish
David W. Kalish	Senior Vice President and	March 13, 2009
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of One Liberty Properties, Inc. and Subsidiaries

We have audited One Liberty Properties, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of One Liberty Properties, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of the Company and our report dated March 10, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
March 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of One Liberty Properties, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of One Liberty Properties, Inc. and Subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of One Liberty Properties, Inc. and Subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), One Liberty Properties, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2009 expressed an unqualified opinion thereon.

      /s/ Ernst & Young LLP

New York, New York
March 10, 2009

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in Thousands, Except Per Share Data)

ASSETS

	December 31,
	2008	2007
Real estate investments, at cost

Land	$95,545	$72,386
Buildings and improvements	336,609	307,884
	432,154	380,270
Less accumulated depreciation	44,698	36,228
	387,456	344,042

Investment in unconsolidated joint ventures	5,857	6,570
Cash and cash equivalents	10,947	25,737
Restricted cash	-	7,742
Unbilled rent receivable	10,916	9,893
Unamortized intangible lease assets	8,481	4,935
Escrow, deposits and other receivables	1,569	2,465
Investment in BRT Realty Trust at market (related party)	111	459
Unamortized deferred financing costs	2,856	3,119
Other assets (including available-for-sale securities at market of $297 and $1,024)	912	1,672
	$429,105	$406,634

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Mortgages and loan payable	$225,514	$222,035
Line of credit	27,000	-
Dividends payable	2,239	3,638
Accrued expenses and other liabilities	5,143	4,252
Unamortized intangible lease liabilities	5,234	5,470
Total liabilities	265,130	235,395

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	-	-
Common stock, $1 par value; 25,000 shares authorized; 9,962 and 9,906 shares issued and outstanding	9,962	9,906
Paid-in capital	138,688	137,076
Accumulated other comprehensive (loss) income – net unrealized (loss) gain on available-for-sale securities	(239)	344
Accumulated undistributed net income	15,564	23,913

Total stockholders' equity	163,975	171,239

Total liabilities and stockholders’ equity	$429,105	$406,634

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Amounts in Thousands, Except Per Share Data)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Rental income	$40,341	$38,149	$33,370

Operating expenses:
Depreciation and amortization	8,971	8,248	6,995
General and administrative (including $2,188, $2,290 and $1,317, respectively, to related parties)	6,508	6,430	5,250
Impairment charge	5,983	-	-
Federal excise tax	-	91	490
Real estate expenses	685	293	270
Leasehold rent	308	308	308
Total operating expenses	22,455	15,370	13,313

Operating income	17,886	22,779	20,057

Other income and expenses:
Equity in earnings (loss) of unconsolidated joint ventures	622	648	(3,276)
Gain on dispositions of real estate - unconsolidated joint ventures	297	583	26,908
Interest and other income	533	1,776	899
Interest:
Expense	(15,645)	(14,931)	(12,524)
Amortization of deferred financing costs	(631)	(638)	(595)
Gain on sale of excess unimproved land and other gains	1,830	-	413

Income from continuing operations	4,892	10,217	31,882

Discontinued operations:
Income from operations	-	373	883
Net gain on sale	-	-	3,660

Income from discontinued operations	-	373	4,543

Net income	$4,892	$10,590	$36,425

Weighted average number of common shares outstanding:
Basic	10,183	10,069	9,931
Diluted	10,183	10,069	9,934

Net income per common share – basic and diluted:
Income from continuing operations	$.48	$1.01	$3.21
Income from discontinued operations	-	.04	.46
Net income per common share	$.48	$1.05	$3.67

Cash distributions per share of common stock	$1.30	$2.11	$1.35

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Three Years Ended December 31, 2008
(Amounts in Thousands, Except Per Share Data)

	Common Stock	Paid-in Capital	Accumulated Other Comprehen- sive Income (Loss)	Unearned Compen- sation	Accumulated Undistributed Net Income	Total

Balances, December 31, 2005	$9,770	$134,645	$818	$(1,250)	$11,536	$155,519

Reclassification upon the adoption of FASB No. 123 (R)	-	(1,250)	-	1,250	-	-
Distributions – common stock ($1.35 per share)	-	-	-	-	(13,420)	(13,420)
Exercise of options	9	101	-	-	-	110
Shares issued through dividend reinvestment plan	44	815	-	-	-	859
Compensation expense – restricted stock	-	515	-	-	-	515
Net income	-	-	-	-	36,425	36,425
Other comprehensive income – net unrealized gain on available-for-sale securities	-	-	117	-	-	117
Comprehensive income						36,542

Balances, December 31, 2006	9,823	134,826	935	-	34,541	180,125

Distributions – common stock ($2.11 per share)	-	-	-	-	(21,218)	(21,218)
Repurchase of common stock	(159)	(3,053)	-	-	-	(3,212)
Shares issued through dividend reinvestment plan	237	4,482	-	-	-	4,719
Restricted stock vesting	5	(5)	-	-	-	-
Compensation expense – restricted stock	-	826	-	-	-	826
Net income	-	-	-	-	10,590	10,590
Other comprehensive income- net unrealized loss on available-for-sale securities	-	-	(591)	-	-	(591)
Comprehensive income						9,999

Balances, December 31, 2007	9,906	137,076	344	-	23,913	171,239

Distributions – common stock ($1.30 per share)	-	-	-	-	(13,241)	(13,241)
Repurchase of common stock	(125)	(1,702)	-	-	-	(1,827)
Shares issued through dividend reinvestment plan	158	2,449	-	-	-	2,607
Restricted stock vesting	23	(23)	-	-	-	-
Compensation expense – restricted stock	-	888	-	-	-	888
Net income	-	-	-	-	4,892	4,892
Other comprehensive income- net unrealized loss on available-for-sale securities	-	-	(583)	-	-	(583)
Comprehensive income	-	-	-	-	-	4,309

Balances, December 31, 2008	$9,962	$138,688	$(239)	$-	$15,564	$163,975

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in Thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$4,892	$10,590	$36,425
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of excess unimproved land, real estate and other	(1,830)	(122)	(4,181)
Increase in rental income from straight-lining of rent	(1,023)	(1,674)	(1,763)
Increase in rental income from amortization of intangibles relating to leases	(371)	(250)	(187)
Impairment charge	5,983	-	-
Amortization of restricted stock expense	888	826	515
Change in fair value of non-qualifying interest rate swap	650	-	-
Gain on dispositions of real estate related to unconsolidated joint ventures	(297)	(583)	(26,908)
Equity in (earnings) loss of unconsolidated joint ventures	(622)	(648)	3,276
Distributions of earnings from unconsolidated joint ventures	535	1,089	24,165
Depreciation and amortization	8,971	8,248	7,091
Amortization of financing costs	631	638	600
Changes in assets and liabilities:
Decrease (increase) in escrow, deposits and other receivables	937	(92)	(945)
Increase (decrease) in accrued expenses and other liabilities	93	(138)	839
Net cash provided by operating activities	19,437	17,884	38,927

Cash flows from investing activities:
Purchase of real estate and improvements	(60,009)	(423)	(79,636)
Net proceeds from sale of excess unimproved land, real estate and other	2,976	4	16,228
Investment in unconsolidated joint ventures	(379)	(8)	(1,553)
Distributions of return of capital from unconsolidated joint ventures	1,435	551	21,264
Net proceeds from sale of securities	525	843	348
Purchase of available-for-sale securities	-	(551)	(1,364)
Net cash (used in) provided by investing activities	(55,452)	416	(44,713)

Cash flows from financing activities:
Borrowing on bank line of credit, net	27,000	-	-
Proceeds from mortgage financings	14,185	2,700	37,564
Payment of financing costs	(366)	(695)	(916)
Repayment of mortgages and loan payable	(13,476)	(8,588)	(4,070)
Change in restricted cash	7,742	(333)	(7,409)
Cash distributions - common stock	(14,640)	(21,167)	(13,088)
Exercise of stock options	-	-	110
Repurchase of common stock	(1,827)	(3,212)	-
Issuance of shares through dividend reinvestment plan	2,607	4,719	859
Net cash provided by (used in) financing activities	21,225	(26,576)	13,050

Net (decrease) increase in cash and cash equivalents	(14,790)	(8,276)	7,264

Cash and cash equivalents at beginning of year	25,737	34,013	26,749

Cash and cash equivalents at end of year	$10,947	$25,737	$34,013

Continued on next page

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(Amounts in Thousands)

	Year Ended December 31,
	2008	2007	2006
Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense	$14,908	$14,812	$12,576
Cash paid during the year for income taxes	81	35	16

Supplemental schedule of non-cash investing and financing activities:
Assumption of mortgages payable in connection with purchase of real estate	$2,771	$-	$26,957
Purchase accounting allocations – intangible lease assets	4,362	-	2,210
Purchase accounting allocations – intangible lease liabilities	(451)	-	(5,556)
Purchase accounting allocations – mortgage payable discount	(40)	-	-
Reclassification of 2005 deposit in connection with purchase of real estate	-	-	2,525

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

NOTE 1 - ORGANIZATION AND BACKGROUND

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in the state of Maryland. OLP is a self-administered and self-managed real estate investment trust ("REIT").  OLP acquires, owns and manages a geographically diversified portfolio of retail (including furniture and office supply stores), industrial, office, flex, health and fitness and other properties, a substantial portion of which are under long-term net leases. As of December 31, 2008, OLP owned 79 properties, three of which are vacant, and one of which is a 50% tenancy in common interest. OLP’s joint ventures owned a total of five properties, one of which is vacant. The 84 properties are located in 29 states.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the term of the lease. In order for management to determine, in its judgment, that the unbilled rent receivable applicable to each specific property is collectible, management reviews unbilled rent receivables on a quarterly basis and takes into consideration the tenant’s payment history and the financial condition of the tenant. Some of the leases provide for additional contingent rental revenue in the form of percentage rents and increases based on the consumer price index.  The percentage rents are based upon the level of sales achieved by the lessee and are recorded once the required sales levels are reached.

Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under generally accepted accounting principles have been met.

Purchase Accounting for Acquisition of Real Estate

In accordance with Statement of Financial Accounting Standards No. 141, or SFAS 141, “Business Combinations,” the Company allocates the purchase price of real estate to land and building and intangibles, such as the value of above, below and at-market leases and origination costs associated with in-place leases. The Company depreciates the amount allocated to building and intangible assets or liabilities over their estimated useful lives, which generally range from two to forty years.  The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining minimum term of the associated lease.  The origination costs are amortized as an expense over the remaining minimum term of the lease.  The Company assesses fair value of the lease intangibles based on estimated cash flow projections that utilize appropriate discount rates and available market information.

As a result of its evaluation under SFAS 141 of the acquisitions made, the Company recorded additional deferred intangible lease assets of $4,362,000, representing the value of the acquired above market leases and assumed lease origination costs during the year ended December 31, 2008.  The Company also recorded additional deferred intangible lease liabilities of $451,000, representing the value of the acquired below market leases during the year ended December 31, 2008.  The Company did not acquire any properties during the year ended December 31, 2007.  The Company recognized a net increase in rental revenue of $371,000 and $250,000 for the amortization of the above/below market leases for the years ended 2008 and 2007, respectively. For the years ended 2008 and 2007, the Company recognized amortization expense of $499,000 and $290,000, respectively, relating to the amortization of the assumed lease origination costs.  The  year ended 2008 included $180,000 of additional net rental revenue and $161,000 of additional amortization expense resulting from the accelerated expiration of certain leases.   At December 31, 2008 and 2007, accumulated amortization of intangible lease assets was $1,813,000 and $1,213,000, respectively.  At December 31, 2008 and 2007, accumulated amortization of intangible lease liabilities was $1,155,000 and $801,000, respectively.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

The unamortized balance of intangible lease assets as a result of acquired above market leases at December 31, 2008 will be deducted from rental income through 2025 as follows:

2009	$919,000
2010	835,000
2011	835,000
2012	835,000
2013	833,000
Thereafter	4,224,000
$8,481,000

The unamortized balance of intangible lease liabilities as a result of acquired below market leases at December 31, 2008 will be added to rental income through 2022 as follows:

2009	$407,000
2010	407,000
2011	407,000
2012	407,000
2013	407,000
Thereafter	3,199,000
$5,234,000

Accounting for Long-Lived Assets and Impairment of Real Estate Owned

The Company reviews its real estate portfolio on a quarterly basis to ascertain if there are any indicators of impairment to the value of any of its real estate assets, including deferred costs and intangibles, in order to determine if there is any need for an impairment charge.  In reviewing the portfolio, the Company examines the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports.  For each real estate asset owned for which indicators of impairment exist, if the undiscounted cash flow analysis yields an amount which is less than the asset’s carrying amount, an impairment loss is recorded to the extent that the estimated fair value exceeds the asset’s carrying amount.  The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property.  Real estate assets that are expected to be disposed of are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Cash

Restricted cash at December 31, 2007 consists of a cash deposit as required by a certain loan payable agreement for collateral.  (See Note 5.)

Escrow, Deposits and Other Receivables

Includes $866,000 and $839,000 at December 31, 2008 and 2007, respectively, of restricted cash relating to real estate taxes, insurance and other escrows.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our tenants to make required rent payments.  If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required.  At December 31, 2008 and 2007, the balance in allowance for doubtful accounts was $160,000 and zero, respectively.

Depreciation and Amortization

Depreciation of buildings and improvements is computed on the straight-line method over an estimated useful life of 40 years for commercial properties and 27 1/2 years for the Company’s residential property.  Depreciation ceases when a property is deemed “held for sale”.  If a property which was deemed “held for sale” is reclassified to a “held and used” property, “catch-up” depreciation is recorded. Leasehold interest is amortized over the initial lease term of the leasehold position.  Depreciation expense, including amortization of the leasehold position and of lease origination costs, amounted to $8,971,000, $8,248,000 and $6,995,000 for the three years ended December 31, 2008, 2007 and 2006, respectively.

Leasehold Rent

Ground lease payments on a leasehold position are computed on the straight line method.

Deferred Financing Costs

Mortgage and credit line costs are deferred and amortized on a straight-line basis over the terms of the respective debt obligations, which approximates the effective interest method.  At December 31, 2008 and 2007, accumulated amortization of such costs was $3,069,000 and $2,464,000, respectively.

Federal Income Taxes

The Company has qualified as a real estate investment trust under the applicable provisions of the Internal Revenue Code.  Under these provisions, the Company will not be subject to federal income taxes on amounts distributed to stockholders providing it distributes substantially all of its taxable income and meets certain other conditions.

Distributions made during 2008 and 2007 included 3% and 82%, respectively, to be treated by the stockholders as capital gain distributions, with the balance to be treated as ordinary income.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment in Equity Securities

The Company determines the appropriate classification of equity securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date.  At December 31, 2008, all marketable securities have been classified as available-for-sale and, as a result, are stated at fair value.  Unrealized gains and losses on available-for-sale securities are recorded as accumulated other comprehensive income (loss) in the stockholders' equity section.

The Company's investment in 30,048 common shares of BRT Realty Trust ("BRT"), a related party of the Company, (accounting for less than 1% of the total voting power of BRT), purchased at a cost of $97,000, has a fair market value at December 31, 2008 of $111,000. At December 31, 2008, the total cumulative unrealized loss of $239,000 on all investments in equity securities is reported as accumulated other comprehensive income (loss) in the stockholders' equity section.

Realized gains and losses are determined using the average cost method and is included in “Interest and other income” on the income statement.  During 2008, 2007 and 2006, sales proceeds and gross realized gains and losses on securities classified as available-for-sale were:

	2008	2007	2006

Sales proceeds	$6,000	$161,000	$348,000
Gross realized losses	$4,000	$-	$3,000
Gross realized gains	$4,000	$118,000	$111,000

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

Mortgages and loan payable:  At December 31, 2008, the estimated fair value of the Company's mortgages payable is less than their carrying value by approximately $2,500,000, assuming a market interest rate of 6.25%.  There was no outstanding loan payable at December 31, 2008.

Line of credit:  There is no material difference between the carrying amount and fair value because the interest rate is at the lower of LIBOR plus 2.15% or at the prime rate.

Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company maintains accounts at various financial institutions.  While the Company attempts to limit any financial exposure, its deposit balances exceed federally insured limits.  The Company has not experienced any losses on such accounts.

While the Company’s properties are located in twenty-nine states, 15.8%, 16.0% and 17.9% of the Company’s rental revenues were attributable to properties located in Texas and 14.6%, 15.0% and 17.2% of the Company’s rental revenues were attributable to properties located in New York for the years ended December 31, 2008, 2007 and 2006, respectively.  No other state contributed over 10% to the Company’s rental revenues.

In April 2006, the Company acquired eleven retail furniture stores, located in six states, net leased  to Haverty Furniture Companies, Inc. pursuant to a master lease.  The basic term of the net lease expires August 2022, with several renewal options.  These properties which represented 13.6% of the depreciated book value of real estate investments, generated rental revenues of $4,844,000, $4,845,000 and $3,559,000, or 12.0%, 12.7% and 10.7% of the Company’s total revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

In September 2008, the Company acquired eight retail office supply stores, located in seven states, net leased to Office Depot, Inc. pursuant to eight separate leases which contain cross default provisions.  The basic term of the net leases expire September 2018, with several renewal options.  These eight properties plus two properties we already owned and leased to the same tenant, represented 12.6% of the depreciated book value of real estate investments and generated rental revenues of $1,551,000, or 3.8% of the Company’s total revenues for the year ended December 31, 2008.  Contractual rental income for these ten properties is $4,435,000 for the year ended December 31, 2009.

Earnings Per Common Share

Basic earnings per share was determined by dividing net income for each year by the weighted average number of shares of common stock outstanding, which includes unvested restricted stock during each year.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts exercisable for, or convertible into, common stock were exercised or converted or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted earnings per share was determined by dividing net income for each year by the total of the weighted average number of shares of common stock outstanding plus the dilutive effect of the Company’s outstanding options (2,315 shares for the year ended 2006) using the treasury stock method.  There were no outstanding options in 2008 and 2007.

Segment Reporting

Virtually all of the Company's real estate assets are comprised of real estate owned that is net leased to tenants on a long-term basis.  Therefore, the Company operates predominantly in one industry segment.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivatives and Hedging Activities

The Company accounts for derivative financial instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, which requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and to measure those instruments at fair value.  The Company relies on quotations from a third party to determine these fair values.

In the normal course of business the Company may use a variety of derivative financial instruments to manage, or hedge, interest rate risk.  These derivative financial instruments must be effective in reducing its interest rate risk in order to qualify for hedge accounting.  Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income.

The fair value of our interest rate swap which is a non-qualifying hedge was a liability of $650,000 as of December 31, 2008 and is recorded in other liabilities in the consolidated balance sheet.  The Company did not hold any derivative financial instruments as of December 31, 2007 and 2006.  The change in fair value of the non-qualifying hedge was $650,000 and is recorded as interest expense on the consolidated income statement.

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, which explains how to identify variable interest entities (“VIE”) and how to assess whether to consolidate such entities.  In December 2003, a revision was issued (46R) to clarify some of the original provisions.  Management has reviewed its unconsolidated joint venture arrangements and determined that none represent variable interest entities pursuant to the interpretation.

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

New Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (R), “Business Combinations - a replacement of FASB Statement No. 141” (“SFAS No. 141 (R)”), which applies to all transactions or events in which an entity obtains control of one or more businesses.  SFAS No. 141 (R) (i) establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, (ii) requires expensing of most transaction costs, and (iii) requires the acquirer to disclose to investors and other users of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141 (R) is effective in fiscal years beginning after December 15, 2008 and early adoption is not permitted. The principal impact of the adoption of SFAS No. 141 (R) on the Company’s consolidated financial statements will be the requirement that the Company expense most of its transaction costs relating to its acquisition activities.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No 51” (“SFAS No. 160”).  SFAS No. 160 requires non-controlling interests in consolidated subsidiaries to be displayed in the statement of financial position as a separate component of equity. Earnings and losses attributable to non-controlling interests are no longer reported as part of consolidated earnings, rather they are disclosed on the face of the income statement. This statement is effective in fiscal years beginning after December 15, 2008.  Adoption is prospective and early adoption is not permitted.  Based upon the current 100% ownership of the Company’s consolidated subsidiaries, SFAS No. 160 will have no impact on the Company’s consolidated financial statements

On March 20, 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”) which provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements.  SFAS No. 161 also requires certain tabular formats for disclosing such information.  SFAS No. 161 applies to all entities and all derivative instruments and related hedged items accounted for under SFAS No. 133.  Among other things, SFAS No. 161 requires disclosures of an entity’s objectives and strategies for using derivatives by primary underlying risk and certain disclosures about the potential future collateral or cash requirements (that is, the effect on the entity’s liquidity) as a result of contingent credit-related features.  SFAS No.161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  The Company will adopt beginning January 1, 2009.  The primary effect that SFAS No. 161 will have on the Company’s consolidated financial statements will be additional disclosure requirements surrounding derivative instruments.

Reclassification

Certain amounts reported in previous financial statements have been reclassified in the accompanying financial statements to conform to the current year’s presentation, primarily to reclassify a property that was presented as held for sale at December 31, 2007 and as a real estate investment at December 31, 2008 and to reclassify such property’s operations from discontinued operations to continuing operations.  This property had been marketed for sale from August 2007 until May 2008 when the Company determined that the market was not favorable for a sale of such property.

NOTE 3 - REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS

During the year ended December 31, 2008, the Company purchased twelve single tenant properties in eight states for a total consideration of $62,085,000.  These purchases include a portfolio of eight properties which are leased to the same tenant and was acquired in a sale-leaseback transaction for a total purchase price, including closing costs, of approximately $48,200,000, with approximately $14,200,000 paid in cash and $34,000,000 borrowed under the Company’s line of credit. There were no property acquisitions during the year ended December 31, 2007.

NOTE 3 - REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

With the exception of three vacant properties, the rental properties owned at December 31, 2008 are leased under noncancellable operating leases to corporate tenants with current expirations ranging from 2009 to 2038, with certain tenant renewal rights.  Substantially all of the lease agreements are net lease arrangements which require the tenant to pay not only rent but all the expenses of the leased property including maintenance, taxes, utilities and insurance.  Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.

The minimum future rentals to be received over the next five years and thereafter on the operating leases in effect at December 31, 2008 are as follows:

Year Ending December 31,	(In Thousands)
2009	$41,953
2010	41,715
2011	41,032
2012	40,300
2013	38,886
Thereafter	221,880
Total	$425,766

Included in the minimum future rentals are rentals from a property not owned in fee (ground lease) by an unrelated third party. The Company pays annual fixed leasehold rent of $237,500 through July 2009 with 25% increases every five years through March 3, 2020 and has a right to extend the lease for up to five 5-year and one 7 month renewal options.

Excluded from the minimum future rentals is the rent originally due from three of the Company’s properties formerly leased to Circuit City Stores, Inc. (“Circuit City”) which filed for protection under federal bankruptcy laws in November 2008.  Although the Company has received its rent for January and February 2009, it will not be receiving any additional rent since Circuit City rejected the leases for these properties in March 2009.

At December 31, 2008, the Company has recorded an unbilled rent receivable aggregating $10,916,000, representing rent reported on a straight-line basis in excess of rental payments required under the term of the respective leases. This amount is to be billed and received pursuant to the lease terms during the next seventeen years.

During the year ended December 31, 2008, the Company wrote-off or recorded accelerated amortization of $332,000 of unbilled "straight-line" rent receivable for six retail properties, including five properties formerly leased to Circuit City.  During the year ended December 31 2007, the Company wrote-off $322,000 of unbilled “straight-line” rent receivable.

NOTE 3 - REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

Impairment Charge

During the year ended December 31, 2008, the Company recorded an impairment charge of $5,983,000 relating to four properties.   An impairment charge of $5,231,000 was recorded relating to three of the five Circuit City properties the Company owns, two of which were vacant at December 31, 2008.  The Company performed an analysis and has determined that the remaining two Circuit City properties did not require an impairment charge.  Additionally, the Company recorded an impairment charge of $752,000 on a property leased to a retail furniture tenant. These impairment charges were recorded as a direct write-down of the respective investments on the balance sheet with depreciation calculated using the new basis.

After giving effect to the impairment charge, the net book value of the five Circuit City properties was $8,252,000.  At December 31, 2008, the non-recourse mortgage which is secured and cross collateralized by the five Circuit City properties had an outstanding balance of $8,706,000.  The Company has not made any payments on this mortgage since December 1, 2008 and has entered into negotiations with representatives of the mortgagee relating to possible modifications of the mortgage.  The Company continues to accrue interest expense on this mortgage which matures in December 2014.

Sales of Excess Unimproved Land and Other

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

NOTE 4 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

In March 2008, one of the Company’s unconsolidated joint ventures sold its only property, which was vacant, for a sales price of $1,302,000, net of closing costs.  The sale resulted in a gain to the Company of $297,000 (after giving effect to the Company’s $480,000 share of a direct write down taken by the joint venture in a prior year).

In March 2007, another of the Company’s unconsolidated joint ventures sold its only remaining property, a vacant parcel of land, for a sales price of $1,250,000 to a former tenant of the joint venture.  The sale resulted in a gain to the Company of $583,000 (after giving effect to the Company’s $1,581,000 share of direct write downs taken by the joint venture in prior years).  In September and October 2006, this joint venture and another joint venture sold their portfolio of nine movie theater properties to a single unrelated purchaser for an aggregate sales price of $152,658,000 and realized a gain, for book purposes, after expenses, fees and brokerage commissions, of $55,665,000, of which the Company’s 50% share was $27,832,000.  The joint ventures paid a prepayment premium of $10,538,000, of which the Company’s 50% share was $5,269,000, on the outstanding mortgage loans secured by the properties which were sold, which was considered as interest expense on the books of the joint ventures and was not netted against the gain recognized on the sale.

NOTE 4 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

The remaining five unconsolidated joint ventures each own and operate one property.  At December 31, 2008 and 2007, the Company’s equity investment in unconsolidated joint ventures totaled $5,857,000 and $6,570,000, respectively.  These balances are net of distributions, including distributions of $1,970,000 and $1,640,000 received in 2008 and 2007, respectively. In addition to the gain on sale of properties of $297,000 and $583,000 for the years ended December 31, 2008 and 2007, respectively, the unconsolidated joint ventures contributed $622,000 and $648,000 in equity earnings, respectively.  See Note 7 for related party fees paid by the unconsolidated joint ventures.

NOTE 5 – DEBT OBLIGATIONS

Mortgages Payable

At December 31, 2008, there are 40 outstanding mortgages payable, all of which are secured by first liens on individual real estate investments with an aggregate carrying value before accumulated depreciation of $362,190,000.  The mortgage payments bear interest at fixed rates ranging from 5.44% to 8.8%, and mature between 2009 and 2037.  The weighted average interest rate was 6.33% and 6.30% for the years ended December 31, 2008 and 2007, respectively.

Scheduled principal repayments during the next five years and thereafter are as follows:

Year Ending December 31,	(In Thousands)
2009	$18,869
2010	22,532
2011	8,816
2012	37,806
2013	19,036
Thereafter	118,455
Total	$225,514

See Note 3 for information regarding a $8,706,000 mortgage loan included in the above as due in 2009 for which the Company has not made any payments on since December 1, 2008.  The maturity date of the mortgage is in 2014.

Loan Payable

On October 31, 2008, the Company repaid in full its only loan payable, which had a balance of $6,375,000, with cash held in escrow and shown on the balance sheet as restricted cash.  The excess escrow funds of $1,402,000 was returned to the Company and is no longer restricted.  The loan was originally a mortgage collateralized by a movie theater property the Company owned in California.  During 2006, the property was sold and cash was substituted for collateral of 110% of the principal balance at the date of sale.

NOTE 5 – DEBT OBLIGATIONS (Continued)

Line of Credit

The Company has a $62,500,000 revolving credit facility (“Facility”) with VNB New York Corp., Bank Leumi USA, Israel Discount Bank of New York and Manufacturers and Traders Trust Company. The Facility matures March 31, 2010 and provides that the Company pays interest at the lower of LIBOR plus 2.15% or the respective bank’s prime rate on funds borrowed and has an unused facility fee of ¼%.  At December 31, 2008, there was $27,000,000 outstanding under the Facility.

The Facility is guaranteed by all of the Company’s subsidiaries which own unencumbered properties and is secured by the outstanding stock of subsidiary entities. The Facility is available to pay off existing mortgages, to fund the acquisition of additional properties, or to invest in joint ventures.  The Company is in compliance with all covenants. Net proceeds received from the sale or refinancing of properties are required to be used to repay amounts outstanding under the Facility if proceeds from the Facility were used to purchase or refinance the property.

NOTE 6 - ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).  In February 2008, the FASB delayed the effective date of SFAS 157 for non- financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.

The Company’s financial assets and liabilities, other than fixed-rate mortgages and loan payable, are generally short-term in nature, or bear interest at variable current market rates, and consist of cash and cash equivalents, restricted cash, rents and other receivables, other assets, and accounts payable and accrued expenses. The carrying amounts of these assets and liabilities are not measured at fair value on a recurring basis, but are considered to be recorded at amounts that approximate fair value due to their short-term nature.  The fair value of the Company’s available-for-sale securities and derivative financial instrument was determined using the following inputs as of December 31, 2008:

NOTE 6 - ASSETS AND LIABILITIES MEASURED AT FAIR VALUE (Continued)

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Available-for-sale securities	$412,000	$412,000	$412,000	$-	$-

Financial liabilities:
Derivative financial instrument	650,000	650,000	-	650,000	-

Available-for-sale securities

All of the Company’s marketable securities and its investment in common shares of BRT Realty Trust are classified as available-for-sale securities.  The total cost of such securities is $651,000 and the aggregate amount of unrealized losses is $239,000.  Fair values are approximated on current market quotes from financial sources that track such securities.

Derivative financial instrument

During the year ended December 31, 2008, the Company entered into an interest rate swap to manage its interest rate risk in connection with one mortgage in the principal amount of $10,675,000.   The valuation of the instrument is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities.

Although the Company has determined that the majority of the inputs used to value its derivative  fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparty.  However, as of December 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative.  As a result, the Company has determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” ("SFAS No. 159") which provides companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The Company adopted SFAS No. 159 and has elected not to report selected financial assets and liabilities at fair value.

NOTE 7 – RELATED PARTY TRANSACTIONS

At December 31, 2008 and 2007, Gould Investors L.P. (“Gould”), a related party, owned 991,707 and 913,241 shares of the common stock of the Company or approximately 9.7% and 9%, respectively, of the equity interest.  During 2008 and 2007, Gould purchased 78,466 and 82,330 shares, respectively, of the Company through the Company’s dividend reinvestment plan.

Effective as of January 1, 2007, the Company entered into a compensation and services agreement with Majestic Property Management Corp. (“Majestic”), a company wholly-owned by our Chairman and in which certain of the Company’s executive officers are officers and from which they receive compensation. Under the terms of the agreement, Majestic took over the Company’s obligations to make payments to Gould (and other affiliated entities) under a shared services agreement and agreed to provide to the Company the services of all affiliated executive, administrative, legal, accounting and clerical personnel that the Company has heretofore utilized on an as needed, part time basis and for which the Company had paid, as a reimbursement, an allocated portion of the payroll expenses of such personnel in accordance with the shared services agreement. Accordingly, the Company, no longer incurs any allocated payroll expenses.  Under the terms of the agreement, Majestic (or its affiliates) continues to provide to the Company certain property management services (including construction supervisory services), property acquisition, sales and leasing services and mortgage brokerage services that it has provided to the Company  in the past, some of which were capitalized, deferred or reduced net sales proceeds in prior years.  The Company does not incur any fees or expenses for such services except for the annual fees described below.  As consideration for providing to the Company the services described above, the Company paid Majestic an annual fee of $2,025,000 and $2,125,000 in 2008 and 2007, respectively, in equal monthly installments.  Majestic credits against the fee payments due to it under the agreement any management or other fees received by it from any joint venture in which the Company is a joint venture partner (exclusive of fees paid by the tenant in common on a property located in Los Angeles, California).  The agreement also provides for an additional payment to Majestic of $175,000 in 2008 and 2007 for the Company’s share of all direct office expenses, such as rent, telephone, postage, computer services, internet usage, etc., previously allocated to the Company under the shared services agreement.  The annual payments the Company makes to Majestic will be negotiated each year by the Company and Majestic, and will be approved by the Company’s Audit Committee and the Company’s independent directors. The Company also agreed to pay compensation to the Company’s Chairman of $250,000 per annum effective January 2007. Previously, the Company’s Chairman was paid $50,000 per annum.

For the year ended December 31, 2006, the Company reimbursed Gould for allocated expenses and paid fees to Majestic. The Company’s policy had been to receive terms in transactions with affiliates that are at least as favorable to the Company as similar transactions the Company would enter into with unaffiliated persons.  Such fees and costs paid directly by the Company are as follows:

NOTE 7 – RELATED PARTY TRANSACTIONS (Continued)

	Years Ended December 31,
	2008	2007	2006
Compensation and services agreement (A)	$2,188,000	$2,288,000	$-
Allocated expenses (A) (B)	-	-	1,317,000
Mortgage brokerage fees (C)	-	-	100,000
Sales commissions (D)	-	-	152,000
Management fees (E)	-	-	15,000
Supervisory fees (F)	-	-	41,000
Total fees	$2,188,000	$2,288,000	$1,625,000

The Company’s unconsolidated joint ventures paid the following fees to Majestic.  Such amounts represent 100% of the fees paid by the joint ventures, of which the Company’s share is 50%:

	Years Ended December 31,
	2008	2007	2006
Sales commissions (G)	$-	$-	$1,277,000
Management fees (H)	12,000	12,000	97,000
Supervisory fees (I)	-	-	8,000
Total fees	$12,000	$12,000	$1,382,000

(A) Does not include payments under a direct lease, with a subsidiary of Gould, for approximately 1,200 square feet, expiring in 2011, at an annual rent of $43,000, increasing 3% per year.

(B)  The Company reimbursed Gould for allocated general and administrative expenses and payroll based on estimated time incurred by various employees pursuant to a Shared Services Agreement.

(C)  Fees paid to Majestic relating to mortgages placed on nine of the Company’s properties for mortgages in the aggregate amount of $12,900,000.  Substantially all fees were based on 1% of the principal balances of the mortgages.  These fees were deferred and are being amortized over the life of the respective mortgages.

(D) Fee paid to Majestic relating to the sale of one property for a sales price of $15,227,000.  This fee was based on 1% of the sales price and reduced the net sales proceeds.

(E) Fees paid to Majestic relating to management of one of the Company’s properties.  Such fees were based on 2% of rent collections and were charged to operations.

(F)  Fees paid to Majestic for supervision of improvements to properties.  Such fees were based on 8% of the cost of the improvements and were capitalized.

(G) Fee paid to Majestic relating to the sale by two of the Company’s joint ventures of eight movie theater properties at approximately 1% of the aggregate sales price.  These fees reduced the net sales proceeds from the dispositions of real estate of unconsolidated joint ventures.  See Note 4 for further information regarding the Company’s unconsolidated joint ventures.

NOTE 7 – RELATED PARTY TRANSACTIONS (Continued)

(H)Fees paid to Majestic for the management of various joint venture properties at 1% of rent collections for the years ended December 31, 2008, 2007 and 2006, respectively and were charged to operations.

(I) Fee paid to Majestic for supervision of improvements to a property at 8% of the cost of the improvements and was capitalized.

NOTE 8 - RESTRICTED STOCK AND STOCK OPTIONS

The Company’s 2003 Stock Incentive Plan (the “Incentive Plan”), approved by the Company’s stockholders in June 2003, permits the Company to grant stock options and restricted stock to its employees, officers, directors and consultants.  The maximum number of shares of the Company’s common stock that may be issued pursuant to the Incentive Plan is 275,000.  The restricted stock grants are valued at the fair value as of the date of the grant and all restricted share awards made to date provide for vesting upon the fifth anniversary of the date of grant and under certain circumstances may vest earlier.  For accounting purposes, the restricted stock is not included in the outstanding shares shown on the balance sheet until they vest, however dividends are paid on the unvested shares.  The value of such grants is initially deferred, and amortization of amounts deferred is being charged to operations over the respective vesting periods.

	Years Ended December 31,
	2008	2007	2006
Restricted share grants	50,550	51,225	50,050
Average per share grant price	$17.50	$24.50	$20.66
Recorded as deferred compensation	$885,000	$1,255,000	$1,034,000
Total charge to operations, all outstanding restricted grants	$888,000	$826,000	$515,000

Non-vested shares:
Non-vested beginning of period	186,300	140,175	92,725
Grants	50,550	51,225	50,050
Vested during period	(22,650)	(5,050)	-
Forfeitures	(575)	(50)	(2,600)
Non-vested end of period	213,625	186,300	140,175

Through December 31, 2008, a total of 243,075 shares were issued and 31,925 shares remain available for grant pursuant to the Incentive Plan, and approximately $2,177,000 remains as deferred compensation and will be charged to expense over the remaining weighted average vesting period of approximately 2.4 years.  As of December 31, 2008, there are no options outstanding under the Incentive Plan.

During the year ended December 31, 2006, the options to purchase 9,000 shares of common stock outstanding at December 31, 2005 were exercised.  There were no additional grants, forfeitures or expiration of options occurring during 2006.  These options had been granted under the Company’s 1996 Stock Option Plan, which terminated in 2006.

NOTE 9 - DISTRIBUTION REINVESTMENT PLAN

On December 9, 2008, the Company suspended its Dividend Reinvestment Plan (the “Plan”). The Plan had provided owners of record the opportunity to reinvest cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount of 0% to 5% from the market price.  The discount was determined at the Company’s sole discretion and had been offered at a 5% discount from market.  Under the Plan, the Company issued 158,242 and 236,645 common shares during the years ended December 31, 2008 and 2007, respectively.

NOTE 10 – STOCK REPURCHASE PROGRAM

In November 2008, the Company announced that its Board of Directors had authorized a common stock repurchase program of up to 500,000 shares of the Company’s common stock in open market transactions.  (All purchases will be executed in accordance with applicable federal securities laws.) The timing and exact number of shares purchased will be determined at the Company’s discretion and will depend upon market conditions.  The stock repurchase program will continue for twelve months and may be suspended or terminated by the Company at any time.  During November 2008, the Company repurchased 32,000 shares of common stock for a consideration of $263,000.  The Company has not purchased any additional shares of common stock since November 2008.  In August 2007, the Company announced that its Board of Directors had authorized a twelve month common stock repurchase program, which allowed for the repurchase of up to 500,000 shares of the Company’s common stock in open market transactions.  From January 2008 through July 2008 and from August 2007 through December 2007, the Company repurchased 93,000 and 159,000 shares of common stock for consideration of $1,564,000 and $3,212,000, respectively.

NOTE 11 – DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets,” the Company reports as discontinued operations assets held for sale (as defined by SFAS No. 144) as of the end of the current period and assets sold subsequent to the adoption of SFAS No. 144.  All results of these discontinued operations are included in a separate component of income on the Consolidated Statements of Income under the caption Discontinued Operations.  This has resulted in certain reclassification of 2008, 2007 and 2006 financial statement amounts.  During 2008, an asset previously presented as held for sale at December 31, 2007 was reclassified and presented as a real estate investment at December 31, 2008.

The components of income from discontinued operations for each of the three years in the period ended December 31, 2008, are shown below.  These include the results of operations through the date of the sale for one property sold during 2006 and includes settlements relating to properties sold in a prior year (amounts in thousands):

NOTE 11 – DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (Continued)

	Years Ended December 31,
	2008	2007	2006
Revenues, primarily rental income and settlements	$-	$405	$1,362

Depreciation and amortization	-	-	97
Real estate expenses	-	32	47
Interest expense	-	-	335
Total expenses	-	32	479

Income from discontinued operations before gain on sale	-	373	883

Net gain on sale of discontinued operations	-	-	3,660	(A)

Income from discontinued operations	$-	$373	$4,543

(A)	The $3,660 gain has been deferred for federal tax purposes in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company maintains a non-contributory defined contribution pension plan covering eligible employees.  Contributions by the Company are made through a money purchase plan, based upon a percent of qualified employees’ total salary as defined.  Pension expense approximated $107,000, $100,000 and $90,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

In the ordinary course of business the Company is party to various legal actions which management believes are routine in nature and incidental to the operation of the Company’s business.  Management believes that the outcome of the proceedings will not have a material adverse effect upon the Company’s consolidated statements taken as a whole.

NOTE 13 – TAXES

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

NOTE 13 – TAXES (Continued)

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

The Company recorded $91,000 and $490,000 of federal excise tax which is based on taxable income generated but not yet distributed for the years ended December 31, 2007 and 2006, respectively.  There was no federal excise tax for the year ended December 31, 2008.  Included in general and administrative expenses for the years ended December 31, 2008, 2007 and 2006 are state tax expense of $162,000, $226,000 and $143,000, respectively.

Reconciliation between Financial Statement Net Income and Federal Taxable Income:

The following unaudited table reconciles financial statement net income to federal taxable income for the years ended December 31, 2008, 2007 and 2006 (amounts in thousands):

	2008 Estimate	2007 Actual	2006 Actual
Net income	$4,892	$10,590	$36,425
Straight line rent adjustments	(1,023)	(1,600)	(269)
Excess of capital losses over capital gains	-	868	-
Financial statement gain on sale in excess of tax gain (A)	(1,685)	(1,581)	(3,976)
Rent received in advance, net	(82)	95	(33)
Financial statement impairment charge	5,983	-	780
Federal excise tax, non-deductible	-	91	490
Financial statement adjustment for above/below market leases	(371)	(285)	(223)
Non-deductible portion of restricted stock expense	507	710	515
Financial statement adjustment of fair value of derivative	650	-	-
Financial statement depreciation in excess of tax depreciation	1,267	702	773
Other adjustments	(81)	2	(83)

Federal taxable income	$10,057	$9,592	$34,399

(A)
For the year ended December 31, 2006, amount includes $3,660 GAAP gain on sale of real estate which was deferred for federal tax purposes in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended.

NOTE 13 – TAXES (Continued)

Reconciliation between Cash Dividends Paid and Dividends Paid Deduction:

The following unaudited table reconciles cash dividends paid with the dividends paid deduction for the years ended December 31, 2008, 2007 and 2006 (amounts in thousands):

	2008 Estimate	2007 Actual	2006 Actual
Cash dividends paid	$13,241	$21,218	$13,420
Dividend reinvestment plan (B)	96	268	59
	13,337	21,486	13,479
Less: Spillover dividends designated to previous year (C)	(5,861)	(17,705)	-
Plus: Spillover dividends designated from prior year	-	-	3,265
Plus: Dividends designated from following year (C)	2,631	5,861	17,705
Dividends paid deduction (D)	$10,107	$9,642	$34,449

(B)	Amount reflects the 5% discount on the Company's common shares purchased through the dividend reinvestment plan.

(C)
Includes a special dividend paid on October 2, 2007 of $.67 per share or $6,731, which represents the remaining undistributed portion of the taxable income recognized by the Company in 2006 primarily from gains on sale by two of its 50% owned joint ventures of their portfolio of movie theater properties.

(D)
Dividends paid deduction is slightly higher than federal taxable income in 2008, 2007 and 2006 so as to account for adjustments made to federal taxable income as a result of the impact of the alternative minimum tax.

NOTE 14 – SUBSEQUENT EVENT

In February 2009, the Company entered into a $400,000 lease termination agreement with a retail tenant of a Texas property who had been paying its rent on a current basis, but had vacated the property in 2006.  On March 5, 2009, the Company sold this property to an unrelated party for consideration of $1,900,000.  As a result of the lease termination agreement and sale of the property, the Company will recognize during the quarter ended March 31, 2009, net income for accounting purposes of approximately $200,000, after taking into account an impairment charge of $752,000 taken by the Company during the quarter ended June 30, 2008.  As of December 31, 2008, this property had a net book value of $2,072,000 and was classified as a real estate investment.

NOTE 15 - QUARTERLY FINANCIAL DATA (Unaudited):
(In Thousands, Except Per Share Data)

	Quarter Ended
2008	March 31	June 30	Sept. 30	Dec. 31	Total For Year
Rental revenues as previously reported	$9,398	$9,686	$9,950	$10,954	$39,988
Revenues from discontinued operations (A)	353	-	-	-	353
Revenues	$9,751	$9,686	$9,950	$10,954	$40,341

Income (loss) from continuing operations (B)	$2,779	$3,246	$2,468	$(3,601)	$4,892
Income from discontinued operations (B)	-	-	-	-	-
Net income	$2,779	$3,246	$2,468	$(3,601)	$4,892

Weighted average number of common shares outstanding - basic and diluted	10,152	10,219	10,169	10,192	10,183

Net income per common share – basic and diluted:
Income (loss) from continuing operations (B)	$.27	$.32	$.24	$(.35)	$.48	(C)
Income from discontinued operations (B)	-	-	-	-	-
Net income (loss)	$.27	$.32	$.24	$(.35)	$.48	(C)

(A)	Adds back revenues from a property which was presented as held for sale at March 31, 2008. At June 30, 2008, the operations of this property was reclassified to continuing operations.

(B)
Amounts have been adjusted to give effect to the reclassification of income from a property previously presented as held for sale.  The 10Q for the period ended March 31, 2008 had reported income from continuing operations of $2,431,000 and income from discontinued operations of $348,000 for a total net income of $2,779,000.

(C)	Calculated on weighted average shares outstanding for the year.

	Quarter Ended
2007	March 31	June 30	Sept. 30	Dec. 31	Total For Year
Rental revenues as previously reported	$9,263	$9,311	$9,238	$8,993	$36,805
Reclassification of revenues (D)	330	331	330	353	1,344
Revenues (E)	$9,593	$9,642	$9,568	$9,346	$38,149

Income from continuing operations	$3,040	$2,536	$2,464	$2,177	$10,217
Income (loss) from discontinued operations	106	(4)	115	156	373
Net income	$3,146	$2,532	$2,579	$2,333	$10,590

Weighted average number of common shares outstanding - basic and diluted	10,001	10,055	10,078	10,140	10,069

Net income per common share – basic and diluted:
Income from continuing operations	$.30	$.25	$.25	$.21	$1.01	(F)
Income from discontinued operations	.01	-	.01	.02	.04	(F)
Net income	$.31	$.25	$.26	$.23	$1.05	(F)

NOTE 15 - QUARTERLY FINANCIAL DATA (Continued)

(D)	Adds back revenues from a property which was presented as held for sale at December 31, 2007. At June 30, 2008, the operations of this property was reclassified to continuing operations.

(E)	Amounts have been adjusted to give effect to the Company’s discontinued operations in accordance with Statement No. 144.

(F)	Calculated on weighted average shares outstanding for the year.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Schedule III - Consolidated Real Estate and Accumulated Depreciation
December 31, 2008
(Amounts in Thousands)

		Initial Cost To Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2008			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Buildings	Improvements	Land	Buildings and Improvements	Total
Free Standing Retail Locations:
10 Properties – Note 1	$2,860	$19,929	$29,720	$-	$19,929	$29,720	$49,649	$749	Various	Various	40
11 Properties – Note 2	25,399	10,286	45,414	-	10,286	45,414	55,700	3,075	Various	04/07/06	40
Miscellaneous	78,474	33,179	114,029	1,010	33,179	115,039	148,218	19,206	Various	Various	40

Flex Buildings:
Miscellaneous	11,816	2,993	15,125	683	2,993	15,808	18,801	3,089	Various	Various	40

Office Buildings:
Parsippany, NJ	15,989	6,055	23,300	-	6,055	23,300	29,355	1,917	1997	09/16/05	40
Miscellaneous	16,235	3,537	13,688	2,524	3,537	16,212	19,749	2,901	Various	Various	40

Apartment Building:
Miscellaneous	4,223	1,110	4,439	-	1,110	4,439	5,549	2,347	1910	06/14/94	27.5

Industrial:
Baltimore, MD - Note 3	23,000	6,474	25,282	-	6,474	25,282	31,756	1,291	1960	12/20/06	40
Miscellaneous	31,937	9,749	40,828	779	9,749	41,607	51,356	5,749	Various	Various	40

Theater:
Miscellaneous	6,060	-	8,328	-	-	8,328	8,328	2,360	2000	08/10/04	15.6

Health Clubs:
Miscellaneous	9,521	2,233	8,729	2,731	2,233	11,460	13,693	2,014	Various	Various	40

Totals	$225,514	$95,545	$328,882	$7,727	$95,545	$336,609	$432,154	$44,698

Note 1 – These ten properties are retail office supply stores net leased to the same tenant, pursuant to separate leases.  Eight of these leases contain cross default provisions. They are located in eight states (Florida, Illinois, Louisiana, North Carolina, Texas, California, Georgia and Oregon) and no individual property is greater than 5% of the Company’s total assets.

Note 2 – These 11 properties are retail furniture stores covered by one master lease and one loan that is secured by crossed mortgages.  They are located in six states (Georgia, Kansas, Kentucky, South Carolina, Texas and Virginia) and no individual property is greater than 5% of the Company’s total assets.

Note 3 – Upon purchase of the property in December 2006, a $416,000 rental reserve was posted for the Company’s benefit, since the property was not producing sufficient rent at the time of acquisition.  The Company recorded the receipt of this rental reserve as a reduction to land and building.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Schedule III
 Consolidated Real Estate and Accumulated Depreciation

(a) Reconciliation of "Real Estate and Accumulated Depreciation"
(Amounts In Thousands)

	Year Ended December 31,
	2008	2007	2006
Investment in real estate:

Balance, beginning of year	$380,270	$380,111	$280,047

Addition: Land, buildings and improvements	59,015	576	112,462

Deductions:
Cost of properties sold	(1,148)	(1)	(12,398)
Impairment charge (c)	(5,983)	-	-
Rental reserve received (see Note 3 above)	-	(416)	-

Balance, end of year	$432,154	$380,270	$380,111

Accumulated depreciation:

Balance, beginning of year	$36,228	$28,270	$21,925

Addition: Depreciation	8,470	7,958	6,857

Deduction: Accumulated depreciation related to property sold	-	-	(512)

Balance, end of year	$44,698	$36,228	$28,270

(b)	The aggregate cost of the properties is approximately $9,324 lower for federal income tax purposes at December 31, 2008.

(c)	During the year ended December 31, 2008, the Company recorded an impairment charge totaling $5,983.