Form 10-K/A
period 2008-12-31
ONE LIBERTY PROPERTIES INC
filed 2009-03-31
CIK 712770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

As of March 25, 2009, the registrant had 10,175,345 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

As announced in a Current Report on Form 8-K, filed on March 16, 2009, the board of directors of One Liberty Properties, Inc. (“OLP,” “Company,” “we,” “us,” “our,” and “registrant”), declared a quarterly dividend for the Company’s common stock of $.22 per share payable in cash and/or shares of our common stock.  The dividend is payable on April 27, 2009, to stockholders of record as of March 30, 2009.  In connection therewith, the Company filed a Registration Statement on Form S-3 on March 26, 2009 and will file a Prospectus Supplement with respect to the dividend as soon after the effectiveness of the S-3 as is practicable.

The purpose of this Amendment No. 1 on Form 10–K/A is to amend Item 2 and Footnote 2 to our financial statements in Part IV, Item 15, and to include Part III, Items 10 through 14.  Item 2 and Footnote 2 to our financial statements in Part IV, Item 15 are being amended herein solely for the purpose of providing information inadvertently omitted from such Items in our Annual Report on Form 10–K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2009 (the “Annual Report”).  Other than Footnote 2, our financial statements in Part IV, Item 15 presented herein are identical to those presented in our Annual Report.

Part III, Items 10 through 14 were previously omitted from our Annual Report in reliance on General Instruction G to Form 10-K.  General Instruction G provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year, which involves the election of directors.  While we anticipate filing our proxy statement within such period, the information provided herein is being made public in connection with delivery of the prospectus constituting a part of our Registration Statement on Form S-3, when declared effective, and the Prospectus Supplement (collectively, the “Prospectus”) relating to the above referenced dividend prior to our filing our definitive proxy statement.  The reference on the cover of the Annual Report to the incorporation by reference of the registrant’s definitive proxy statement into Part III of the Annual Report is hereby deleted.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report under Item 15 of Part IV hereof.

For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15, Item 2, Items 10 through 14 and the financial statements in Item 15 of our Annual Report have been amended and restated in their entirety.  Except as stated herein, this Form 10−K/A does not reflect events occurring after the filing of the Annual Report on March 13, 2009 and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the Annual Report.  Accordingly, this Form 10−K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Annual Report.

This Annual Report on Form 10-K/A, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “could,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions or variations thereof.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements.

PART I

Item 2. Properties.

As of December 31, 2008, we owned 79 properties, three of which are vacant, three of which are leased to a tenant in bankruptcy (which is liquidating its assets) and one of which is a 50% tenancy in common interest, and participated in five joint ventures that own five properties, one of which is vacant.  For the year ended December 31, 2008, the average annual rental per square foot for our total portfolio of real estate investments, including each property owned by our joint ventures was $7.08.  The properties owned by us and our joint ventures are suitable and adequate for their current uses.  The aggregate net book value of our 79 properties was $387.5 million after taking into account impairment charges of $6 million for the year ended December 31, 2008.

The tables below set forth information as of December 31, 2008 concerning each property which we own and in which we currently own an equity interest.  Except for one movie theater property, we and our joint ventures own fee title to each property.

Our Properties
Location	Type of Property	Percentage of 2009 Contractual Rental Income (1)	Approximate Building Square Feet
Baltimore, MD	Industrial	5.6%	367,000
Parsippany, NJ	Office	4.7	106,680
Hauppauge, NY	Flex	4.3	149,870
El Paso, TX	Retail	3.8	110,179
St. Cloud, MN	Industrial	3.8	338,000
Hanover, PA	Industrial	3.4	458,560
Plano, TX	Retail (2)	3.3	112,389
Los Angeles, CA	Office (3)	3.1	106,262
Greensboro, NC	Theater	3.0	61,213
Brooklyn, NY	Office	2.6	66,000
Knoxville, TN	Retail	2.6	35,330
Columbus, OH	Retail (2)	2.5	96,924
Plano, TX	Retail (4)	2.3	51,018
Philadelphia, PA	Industrial	2.2	166,000
East Palo Alto, CA	Retail (5)	2.1	30,978
Tucker, GA	Health & Fitness	2.1	58,800
Ronkonkoma, NY	Flex	1.8	89,500
Lake Charles, LA	Retail (6)	1.6	54,229
Manhattan, NY	Residential	1.6	125,000
Cedar Park, TX	Retail (2)	1.6	50,810
Grand Rapids, MI	Health & Fitness	1.4	130,000

Location	Type of Property	Percentage of 2009 Contractual Rental Income (1)	Approximate Building Square Feet
Ft. Myers, FL	Retail	1.3	29,993
Chicago, IL	Retail (5)	1.3	23,939
Newark, DE	Retail (5)	1.3	23,547
Columbus, OH	Industrial	1.2	100,220
Miami Springs, FL	Retail (5)	1.2	25,000
Kennesaw, GA	Retail (5)	1.2	32,052
Wichita, KS	Retail (2)	1.2	88,108
Atlanta, GA	Retail	1.2	50,400
Naples, FL	Retail (5)	1.1	15,912
Athens, GA	Retail (7)	1.1	41,280
Saco, ME	Industrial	1.1	91,400
Champaign, IL	Retail	1.1	50,530
New Hyde Park, NY	Industrial	1.1	38,000
Greenwood Village, CO	Retail	1.1	45,000
Tyler, TX	Retail (2)	1.0	72,000
Melville, NY	Industrial	1.0	51,351
Cary, NC	Retail (5)	1.0	33,490
Mesquite, TX	Retail (2)	1.0	22,900
Fayetteville, GA	Retail (2)	1.0	65,951
Onalaska, WI	Retail	1.0	63,919
Richmond, VA	Retail (2)	.9	38,788
Amarillo, TX	Retail (2)	.9	72,227
Virginia Beach, VA	Retail (2)	.9	58,937
Eugene, OR	Retail (5)	.8	24,978
Selden, NY	Retail	.8	14,550
Pensacola, FL	Retail (5)	.8	22,700
Lexington, KY	Retail (2)	.8	30,173
El Paso, TX	Retail (5)	.8	25,000

Location	Type of Property	Percentage of 2009 Contractual Rental Income (1)	Approximate Building Square Feet
Duluth, GA	Retail (2)	.8	50,260
Grand Rapids, MI	Health & Fitness	.8	72,000
Newport News, VA	Retail (2)	.7	49,865
Hyannis, MA	Retail	.7	9,750
Batavia, NY	Retail (5)	.6	23,483
Gurnee, IL	Retail (2)	.6	22,768
Somerville, MA	Retail	.6	12,054
Hauppauge, NY	Retail	.6	7,000
Bluffton, SC	Retail (2)	.6	35,011
Houston, TX	Retail	.5	12,000
Vicksburg, MS	Retail	.4	2,790
Everett, MA	Retail	.4	18,572
Killeen, TX	Retail	.4	8,000
Flowood, MS	Retail	.4	4,505
Marston Mills, MA	Retail	.4	8,775
Bastrop, LA	Retail	.4	2,607
Monroe, LA	Retail	.4	2,756
D’Iberville, MS	Retail	.4	2,650
Kentwood, LA	Retail	.4	2,578
Monroe, LA	Retail	.3	2,806
Vicksburg, MS	Retail	.3	4,505
Rosenberg, TX	Retail	.3	8,000
West Palm Beach, FL	Industrial	.3	10,361
Seattle, WA	Retail	.1	3,038
St. Louis, MO	Retail (8)	-	30,772
Fairview Heights, IL	Retail (8)	-	31,252
Florence, KY	Retail (8)	-	31,252
Antioch, TN	Retail (8)	-	34,059
Ferguson, MO	Retail (8)	-	32,046
New Hyde Park, NY	Industrial (9)	-	51,000
		100%	4,603,602

Properties Owned by Joint Ventures (10)		Percentage
		of Our Share
		of Rent Payable	Approximate
	Type of	in 2009 to Our	Building
Location	Property	Joint Ventures	Square Feet
Lincoln, NE	Retail	43.3%	112,260
Milwaukee, WI	Industrial	40.4	927,685
Miami, FL	Industrial	11.1	396,000
Savannah, GA	Retail	5.2	101,550
Savannah, GA	Retail (9)	-	7,959
		100%	1,545,454

____________________

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

A printed copy of any of the materials referred to above may be obtained by contacting us at the following address: One Liberty Properties, Inc., 60 Cutter Mill Road, Great Neck, New York  11021, Attention: Secretary, or telephone number: 800-450-5816.

Directors and Executive Officers.

Pursuant to our bylaws, as amended, the number of directors has been fixed at 10 by our board of directors.  The board is divided into three classes.  Each class is elected to serve a three year term and is to be as equal in size as is possible.  The classes are elected on a staggered basis.

Directors who hold office until the 2009 Annual Meeting:

Name and Age	Principal Occupation For The Past Five Years and other Directorships or Significant Affiliations
Joseph A. DeLuca 63 Years
Director since June 2004; Principal of MHD Capital Partners, LLC, an entity engaged in real estate investing and consulting since March 2006; Principal and sole shareholder of Joseph A. DeLuca, Inc., a company engaged in real estate capital and investment consulting since September 1998, including serving as Director of Real Estate Investments for Equitable Life Assurance Society of America under a consulting contract from June 1999 to June 2002; Executive Vice President and head of Real Estate Finance at Chemical Bank from September 1990 until its merger with the Chase Manhattan Bank in 1996 and Managing Director and Group Head of the Chase Real Estate Finance Group of the Chase Manhattan Bank from the merger to April 1998.

Fredric H. Gould 73 Years
Chairman of our board since June 1989, Chief Executive Officer from December 1999 to December 2001 and from July 2005 to December 2007; Chairman of Georgetown Partners, Inc., Managing General Partner of Gould Investors L.P., a limited partnership engaged in real estate ownership, since December 1997; Chairman of the board of BRT Realty Trust, a mortgage real estate investment trust, since 1984 and President of REIT Management Corp., adviser to BRT Realty Trust, since 1986; Director of EastGroup Properties, Inc., a real estate investment trust engaged in the acquisition, ownership and development of industrial properties, since 1998. Fredric H. Gould is the father of Jeffrey A. Gould and Matthew J. Gould.

Eugene I. Zuriff 69 Years
Director since December 2005; Vice Chairman of PBS Real Estate LLC, real estate brokers, since March 2008; President of The Smith & Wollensky Restaurant Group, Inc., developer, owner and operator of a diversified portfolio of white tablecloth restaurants in the United States, from May 2004 to October 2007; consultant to The Smith & Wollensky Restaurant Group, Inc., from February 1997 to May 2004 and a Director of The Smith & Wollensky Restaurant Group, Inc., from 1997 to October 2007; Director of Doral Federal Savings Bank from 2001 to July 2007 and Chairman of the Audit Committee from 2001 to July 2003.

Directors to continue in office until the 2010 Annual Meeting:

Name and Age	Principal Occupation For The Past Five Years and other Directorships or Significant Affiliations
Joseph A. Amato 73 Years	Director since June 1989; Real estate developer; Managing partner of the Kent Companies, an owner, manager and developer of income producing real estate since 1970.
Jeffrey A. Gould 43 Years
Director since December 1999; Vice President of our company from 1989 to December 1999 and a Senior Vice President since December 1999; President and Chief Executive Officer of BRT Realty Trust since January 2002; President and Chief Operating Officer of BRT Realty Trust from March 1996 to December 2001; Trustee of BRT Realty Trust since 1997; Senior Vice President of Georgetown Partners, Inc., since March 1996. Jeffrey A. Gould is the son of Fredric H. Gould and brother of Matthew J. Gould.

Matthew J. Gould 49 Years
Director since December 1999; President and Chief Executive Officer of our company from June 1989 to December 1999 and a Senior Vice President since December 1999; President of Georgetown Partners, Inc. since 1996; Senior Vice President of BRT Realty Trust since 1993 and Trustee since June 2004 and from March 2001 to March 2004; Vice President of REIT Management Corp. since 1986. Matthew J. Gould is the son of Fredric H. Gould and brother of Jeffrey A. Gould.

J. Robert Lovejoy 64 Years
Director since 2004; Managing director of Groton Partners, LLC, merchant bankers, since January 2006; Senior managing director of Ripplewood Holdings, LLC, a private equity investment firm, from January 2000 to December 2005; a managing director of Lazard Freres & Co. LLC and a general partner of Lazard’s predecessor partnership for over 15 years prior to January 2000; Director of Orient-Express Hotels Ltd. since 2000.

Directors who hold office until the 2011 Annual Meeting:

Name and Age	Principal Occupation For The Past Five Years and other Directorships or Significant Affiliations
Charles Biederman 75 Years
Director since June 1989; Chairman since January 2008 of Universal Development Company, a commercial general contractor engaged in turnkey hotel, commercial and residential projects; Principal of Sunstone Hotel Investors, LLC, a company engaged in the management, ownership and development of hotel properties, from November 1994 to December 2007; Executive Vice President of Sunstone Hotel Investors, Inc., a real estate investment trust engaged in the ownership of hotel properties, from September 1994 to November 1998 and Vice Chairman of Sunstone Hotel Investors from January 1998 to November 1999.

James J. Burns 69 Years
Director since June 2000; Vice Chairman from March 2006 to the present and Senior Vice President and Chief Financial Officer of Reis, Inc. and its predecessor, Wellsford Real Properties, Inc., from October 1999 to March 2006; Partner of Ernst & Young LLP, certified public accountants, and predecessor firms from January 1977 to September 1999; Director of Cedar Shopping Centers, Inc., a real estate investment trust engaged in the ownership, management and leasing of retail properties, since 2001.

Patrick J. Callan, Jr. 46 Years
Director since June 2002; President of our company since January 2006 and Chief Executive Officer since January 2008; Senior Vice President of First Washington Realty, Inc. from March 2004 to November 2005; Vice President of Real Estate for Kimco Realty Corporation, a real estate investment trust, from May 1998 to March 2004.

Information concerning our executive officers is set forth in Part I of our Annual Report filed with the SEC on March 13, 2009.  The business history of our executive officers who are also directors (Fredric H. Gould, Patrick J. Callan, Jr., Matthew J. Gould and Jeffrey A. Gould) is set forth above in this Item 10.  See Item 13, “Certain Relationships and Related Transactions, and Director Independence,” below, for more information regarding family relationships among our executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of our issued and outstanding capital stock, to file Initial Reports of Ownership and Reports of Changes in Ownership with the Securities and Exchange Commission and the New York Stock Exchange.  Executive officers, directors and greater than 10% beneficial owners are required by the rules and regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.  We prepare and file the requisite forms on behalf of our executive officers and directors.  Based on a review of information supplied to us by our executive officers and directors, and public filings made by any 10% beneficial owners, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and 10% beneficial owners with respect to fiscal 2008 were met, other than the failure to timely file a Form 4 by our treasurer, Alysa Block, in December 2008.

Nominating Committee

There have not been any changes to the procedures by which security holders may recommend nominees to our board of directors since disclosure of such procedures in our proxy statement dated April 29, 2008 for our Annual Meeting held on June 13, 2008.

Audit Committee

Our audit committee is a separately designated standing committee, the members of which are Charles Biederman, James J. Burns and Joseph A. DeLuca.  Our board of directors has adopted an audit committee charter delineating the composition and responsibilities of the audit committee.

The audit committee charter requires that the audit committee be comprised of at least three members, all of whom are independent directors and at least one of whom is an “audit committee financial expert.” Our board of directors has determined that all of the members of our audit committee are independent for the purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended, and Section 303.01 of the Listed Company Manual of the New York Stock Exchange, that all members of the audit committee are financially literate and that James J. Burns qualifies as an “audit committee financial expert,” as that term is defined in Item 407(5)(ii) of Regulation S-K promulgated pursuant to the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

This compensation discussion and analysis describes our compensation objectives, policies and decisions as applied to our executive officers in 2008.  This discussion and analysis focuses on the information contained in the compensation tables that follow this discussion and analysis, but also describes our historic compensation structure for our executive officers to enhance an understanding of our executive compensation disclosure. Our compensation committee oversees our compensation program, recommends the compensation of officers employed by us on a full-time basis to our board of directors for its approval, approves the annual fee paid by us to the chairman of our board, and approves the annual fees paid by us pursuant to a compensation and services agreement to Majestic Property Management Corp., an affiliated entity (hereinafter, “Majestic”), which results in the payment by Majestic of compensation to our part-time officers including Fredric H. Gould, Matthew J. Gould and David W. Kalish. Majestic is wholly-owned by Fredric H. Gould, the chairman of our board.

Historically, including in 2008, we have had two categories of officers: (i) officers who devote their full business time to our affairs, and (ii) officers who devote their business time to us on a part-time basis. The officers who devote their full business time to our affairs are compensated directly and solely by us. Prior to 2007, the basic compensation (base salary, bonus, if any, and perquisites) of certain of our part-time officers, who perform primarily legal and accounting services on our behalf, was allocated to us and other affiliated entities pursuant to a shared services agreement and certain officers (including officers who did not allocate any of their compensation to us and officers who allocated their compensation to us) received compensation from Majestic, whose gross revenues included fees paid by us for services performed on our behalf (property management, sales and lease consulting and brokerage services, mortgage brokerage services and construction supervisory services).  All of our part-time officers and other employees of affiliated companies who perform services for us on a part-time basis receive annual restricted stock awards approved by the compensation committee and the board of directors.

In 2006, in connection with a review of our allocation methods and our related party transactions with affiliated entities, our audit committee recommended to our compensation committee and board of directors a change in the manner in which compensation is paid to those officers (and employees) who perform services for us on a part-time basis, including legal and accounting services, as well as a change in the manner in which any affiliated entity, primarily Majestic, is compensated for services performed on our behalf. The services provided by Majestic to us included billing and collection of rent and additional rent and property management services, property acquisition review and analysis, sales and lease consulting and brokerage services, consulting services in respect to mortgage financings and construction supervisory services. The audit committee recommended changes to the manner in which compensation is paid to part-time officers and employees and the manner in which Majestic is compensated for services performed on our behalf because, in its view, the changes would simplify the compensation structure, limit the need for the audit committee, the internal auditor and the independent auditor to review the allocations and limit potential conflict issues which may arise as a result of related party transactions. The audit committee, the compensation committee and the board of directors were of the opinion that it was desirable for us to maintain the services of those officers who perform services for us on a part-time basis, as well as the services of Majestic, which performs necessary services on our behalf.

In order to effectuate our audit committee’s recommendation, we entered into an  agreement with Majestic, which was effective January 1, 2007, under which Majestic assumed our obligations to make payments under the shared services agreement and agreed to provide to us the services of all executive, administrative, legal, accounting and clerical personnel that had previously been utilized by us on a part-time basis and for which we paid, as reimbursement, an allocated portion of the payroll expenses of such personnel in accordance with a shared services agreement. Since Majestic now provides such personnel for us, we no longer incur any allocated payroll expenses and the payroll expenses of such executives and part-time employees is allocated to Majestic.  Under the terms of the agreement, Majestic also agreed to continue to provide to us the property management services, property acquisition, sales and lease consulting and brokerage services, consulting services in respect to mortgage financings, and construction supervisory services that it provided to us in the past and we, therefore, do not incur any fees or expenses for such services, except for the annual fee referred to below. As consideration for providing the services of such personnel to us, and for providing property management services, property acquisition, sales and lease consulting and brokerage services, consulting services in respect to mortgage financings and construction supervisory services, we agreed to pay to Majestic a fee of $2,025,000 for 2008.  Majestic may earn a profit from payments under the agreement. Majestic credits against the fee due to it any management or other fees received by it from any of our joint ventures (except for fees paid by the tenant-in-common on a property located in Los Angeles, CA). In addition, under the agreement, we agreed to pay compensation to the chairman of our board of $250,000 per annum and to make an additional payment to Majestic of $175,000 in 2008 for our share of all direct office expenses, including rent, telephone, computer services, internet usage, etc., previously allocated under the shared services agreement and since 2007 allocated to Majestic. The annual payments made by us to Majestic are to be reviewed and renegotiated by our audit committee and Majestic annually and at other times as may be determined by our audit committee.

For the year ended December 31, 2008, our named executive officers are Patrick J. Callan, Jr., president (and chief executive officer effective January 1, 2008) and Lawrence G. Ricketts, Jr., executive vice president (and chief operating officer effective January 1, 2008), both of whom devote their full time to our affairs, and Fredric H. Gould, chairman of our board (chief executive officer through December 31, 2007), David W. Kalish, senior vice president and chief financial officer, and Matthew J. Gould, a senior vice president, who devote time to our affairs on a part-time basis.

Objectives of our Compensation Program

The overriding objective of our compensation program for full-time officers is to ensure that the total compensation paid to such officers is fair, reasonable and competitive. The compensation committee believes that relying on this principal will permit us to both retain and motivate our officers. With respect to our part-time officers, the compensation committee must be satisfied that such officers provide us with sufficient time and attention to fully meet our needs and fully perform their duties on our behalf. The compensation committee has considered this issue and is of the opinion that our part-time officers devote sufficient time and attention to our business needs, are able to fully meet our needs and that this arrangement does not adversely affect their ability to perform their duties effectively on our behalf. The compensation committee is of the opinion that our part-time officers perform valuable services on our behalf, are not distracted by their activities on behalf of affiliated entities and the performance of activities on behalf of affiliated entities does not adversely affect their ability to perform duties on our behalf. The compensation committee is also of the opinion that utilizing the services of various senior officers with diverse skills on a part-time basis enables us to benefit from a greater degree of executive experience and competence than an organization of our size could otherwise afford.

We have historically experienced an extremely low level of officer and employee turnover. Fredric H. Gould, Matthew J. Gould and David W. Kalish each has been an officer with us for over 18 years and Mr. Lawrence G. Ricketts, Jr. has been employed by us for approximately 10 years. Mr. Patrick J. Callan, Jr. has been a member of our board of directors for seven years and has been our president for in excess of three years.

Compensation Setting Process

Full-time Officers

Our compensation committee refers to the compensation survey prepared for the National Association of Real Estate Investment Trusts (NAREIT) to understand the base salary, bonus, long-term incentives and total compensation paid by other REITs to their officers to assist it in providing a fair, reasonable and competitive compensation package to our full-time officers. Although there are many REITs engaged in acquiring and managing real estate portfolios, there are few equity REITs which have a market capitalization comparable to ours. As a result, the NAREIT compensation survey, although informative, does not provide information which is directly applicable to us. Accordingly, we determine compensation for our full-time officers, including our full-time named executive officers, on a case-by-case basis. In addition, from time to time our compensation committee retains an independent compensation consultant to provide the committee with an analysis of the compensation paid to our executive officers in comparison to a selected peer group (see “Compensation Consultant” below). We do not utilize performance targets.

In determining compensation for 2008, the recommendations of Fredric H. Gould, chairman of our board (and formerly chief executive officer), played a significant role in the compensation-setting process since, as the chairman of the board, he was aware of each officer’s duties and responsibilities and was most qualified to assess the level of each officer’s performance. The chairman of our board, prior to making recommendations to the compensation committee concerning each full-time officer’s compensation, consulted with certain senior officers. During the process, they considered our overall performance for the immediately preceding fiscal year, including, rental income, funds from operations, net income and cash distributions paid to stockholders. None of these measures of performance was given more weight than any other and they were used to provide an overall view of our performance for the preceding year. The chairman of the board and other senior officers also assessed each individual’s performance in such year, which assessment was highly subjective. Positively impacting the compensation decisions with respect to our full-time named executive officers for 2008 was the recognition of certain corporate accomplishments in 2007, including increases in rental income and funds from operations.  Also taken into consideration was the fact that, although we had a decline in net income year over year, the decline was due primarily to gains in 2006 on the disposition of real estate by unconsolidated joint ventures, offset by mortgage prepayment premiums required as part of these sales.  During this process, the chairman of our board proposed to the compensation committee with respect to each full-time named executive officer, a base salary for the 2008 calendar year, a bonus applicable to the 2007 calendar year (paid in 2008) and the number of shares of restricted stock to be awarded to each individual full-time named executive officer. At its annual compensation committee meeting, the compensation committee reviewed these recommendations. The compensation committee has discretion to accept, reject or modify the recommendations. The final decision by the compensation committee on compensation matters related to all officers was reported to the board of directors, which approved the actions of the committee.

Part-time Officers

We believe that utilizing part-time officers pursuant to the shared services agreement through December 31, 2006, and, since January 1, 2007 pursuant to the compensation and services agreement, enables us to benefit from access to, and the services of, a group of senior officers with experience and knowledge in real estate ownership, operations and management and finance, legal, accounting and tax matters that an organization our size could not otherwise afford. Our chairman, in consultation with certain of our part-time senior officers, determines the total annual base compensation, bonus, if any, and perquisites to be paid by all parties to the shared services agreement to our part-time officers.

Pursuant to the compensation and services agreement, Majestic assumed our obligations under the shared services agreement, and agreed to provide to us the services of all affiliated executive, administrative, legal, accounting and clerical personnel that we previously used on a part-time basis. For 2008, the portion of our part-time officers’ compensation which was allocated to us in prior years pursuant to the shared services agreement, and would have been allocated to us in 2008 if the compensation and services agreement was not in effect, was allocated to Majestic. The terms of the compensation and services agreement were negotiated by our audit committee, approved by our compensation committee and our board of directors and the agreement was effective as of January 1, 2007.  For 2006, the audit committee reviewed the amount of compensation of part-time officers allocated to us to determine if the allocation process was performed in accordance with the shared services agreement, and the compensation committee reviewed the reasonableness of the compensation allocated to us. For 2006, the audit committee determined that each part-time officer’s compensation was properly allocated to us in accordance with the shared services agreement. The fee paid to Majestic in 2008 and 2007 under the compensation and services agreement  was negotiated by the audit committee and management of Majestic and approved by our compensation committee and board of directors.  The compensation committee was advised of the total compensation received by each part-time officer from Majestic and other affiliated entities in 2008 and 2007.

Compensation Consultant

In October 2008, our compensation committee engaged an independent compensation consultant, FPL Associates L.P., a nationally recognized compensation consulting firm specializing in the real estate industry. FPL Associates L.P. has no relationship with us or any of our affiliates, except that it was also retained in 2008 as the independent compensation consultant for BRT Realty Trust, which may be deemed an affiliate of ours.  The primary purpose of the engagement was for the compensation consultant to conduct a comprehensive benchmarking analysis for our senior executives, to enable our compensation committee to determine if the compensation of our senior executive officers is fair and reasonable and to assist our compensation committee in making any necessary adjustments to the compensation components. The compensation consultant reviewed the compensation of seven of our senior executive officers, including our named executive officers other than Matthew J. Gould.  Matthew J. Gould was not included in the compensation consultant’s study since none of his basic compensation (salary or bonus) is paid by us or allocated to Majestic.

Prior to commencing its benchmarking analysis, the compensation consultant and management discussed and agreed upon a methodology for determining the comparative peer groups. Based upon such discussions it was determined to use two peer groups as follows:

•
A Full-Time Peer Group; to be used for executives who dedicate all, or substantially all, of their business time to our affairs. The Full Time Peer Group includes public REITs active in the net lease space; public real estate companies comparable in size to us (measured by market and total capitalization); and/or public real estate companies located in New York.  The Full Time Peer Group selected for benchmarking purposes consists of eleven public real estate companies with a market capitalization which is generally larger than our capitalization.  The compensation consultant noted in its report to the compensation committee that none of the specific peer group companies are a perfect match to us, due to our small size position among our most direct peers.

•
A Shared Peer Group; to be used for executives who dedicate a portion of their business time to our affairs and who also dedicate time to affiliated companies (primarily BRT Realty Trust, a public company engaged in mortgage originations).  The Shared Peer Group exude similar characteristics as described for the Full Time Peer Group and include public REITs focused on the debt side of the business and consists of six public equity REITs and six public debt REITs that are comparable to us in terms of focus, size and/or geographic location.  The market capitalization of the peer group companies is generally larger than our capitalization.

•	The following is the full-time peer group companies used by the consultant:

Agree Realty Corporation	National Retail Properties, Inc.
AmReit	Ramco-Gershenson Properties Trust
CapLease, Inc.	Realty Income Corporation
Getty Realty Corp.	Urstadt Biddle Properties, Inc.
Lexington Realty Trust	W.P. Carey & Co. LLC.
Lodgian, Inc.

•	The following is the shared peer group companies used by the consultant:

CapLease, Inc.	Arbor Realty Trust, Inc.
Cousins Properties Incorporated	CapitalTrust, Inc.
Getty Realty Corp.	iStar Financial Inc.
Lexington Realty Trust	New York Mortgage Trust, Inc.
Urstadt Biddle Properties, Inc.	NorthStar Realty Financing Corp.
W.P. Carey and Co. LLC	RAIT Financial Trust.

The compensation consultant used the 25th percentile as the market comparison in its conclusions because of our relatively smaller size compared to the peer group companies. The compensation consultant also used a plus/minus 15% threshold to define “in line” (competitive) with the market. Based on its benchmarking analysis, the compensation consultant advised that in 2008: (i) the compensation paid by us to Patrick J. Callan, Jr., our president and chief executive officer, is slightly above the 25th percentile, (ii) the compensation paid by us to Lawrence G. Ricketts, Jr., our executive vice president and chief operating officer, is in line with or slightly below the 25th percentile, (iii) the compensation of part-time senior executives (including Fredric H. Gould, chairman of the board and David W. Kalish, a senior vice president and chief financial officer paid) by us or allocated to Majestic is below the 25th percentile, (iv) the total compensation paid to Fredric H. Gould (including all compensation paid by affiliated companies), and the total compensation paid to part-time senior executives by us and affiliated companies (including David W. Kalish) is above the 25th percentile and (v) the equity awards we provide to all of our officers are a smaller portion of total compensation compared to peers.

Components of Executive Compensation

Full-time Officers

The principal elements of our compensation program for our full-time officers are:

•	base salary;

•	annual bonus;

•	long-term equity incentive in the form of restricted stock; and

•	special benefits and perquisites.

Additional benefits and perquisites which are provided to our full-time executive officers consist of:

•	additional disability insurance;

•	an automobile allowance; and

•	automobile maintenance and repairs.

Base salary and annual bonus are cash-based, while long-term incentives consist of restricted stock awards. In determining compensation, the compensation committee does not have a specific allocation goal between cash and equity-based compensation.

Part-time Officers

In 2008, except for the $250,000 annual compensation we paid to the chairman of our board pursuant to the compensation and services agreement, the only form of direct compensation we provided to our part-time officers was the granting of long-term equity incentives in the form of restricted stock awards. For services rendered to us, our part-time officers are compensated by Majestic, which was paid a fee of $2,025,000 (including $6,000 by one of our joint venture partners, but excluding $175,000 for our share of direct office expenses) in 2008 pursuant to the compensation and services agreement. The compensation committee was advised of the amount allocated by each part-time officer to Majestic for service rendered on our behalf and the total compensation received by each part-time officer in 2008 from Majestic and other affiliated companies.

Base Salary

Base salary is the basic, least variable form of compensation for the job an officer performs and provides each officer with a guaranteed monthly income.

Full-time Officers:  Base salaries of full-time officers are targeted to be competitive with the salaries paid to officers at other REITs with a market capitalization similar to ours. Any increase in base salary is determined on a case by case basis, is not based upon a structured formula and is based upon, among other considerations (i) our performance in the preceding fiscal year, (ii) such officer’s current base salary, (iii) amounts paid by peer group companies for officers performing substantially similar functions, (iv) years of service, (v) current job responsibilities, (vi) the individual’s performance and (vii) the recommendation of the chairman of the board.

Part-time Officers:  The portion of our part-time officers’ base salary, which would have been allocated to us in 2008 pursuant to the shared services agreement, has been assumed by Majestic pursuant to the compensation and services agreement and is paid by Majestic. Since the fee paid to Majestic was approved by the compensation committee and the board of directors, the compensation committee does not review the base salaries of our part-time officers.

Bonus

Full-time Officers:  We provide the opportunity for our full-time officers to earn an annual cash bonus. We provide this opportunity both to reward our personnel for past performance and to motivate and retain talented people. We recognize that annual bonuses are almost universally provided by other companies with which we might compete for talent. In view of the fact that only two of our named executive officers devote their full-time to our affairs, annual cash bonuses for such named executive officers are determined on a case-by-case basis by our compensation committee. During the process we considered our overall performance for the immediately preceding fiscal year, including rental income, funds from operations, net income and cash distributions paid to stockholders. None of these measures of performance is given more weight than any other and they are used to provide an overall view of our performance for the preceding year. Once it has approved the annual bonus to be paid to each named executive officer, the compensation committee presents its recommendations to the board of directors for their approval. Based on our present structure and the small number of full-time officers, our compensation committee has not adopted formulas or performance goals to determine cash bonuses for our officers.

Part-time Officers:  The portion of our part-time officers’ annual bonus, if any, which would have been allocated to us in 2008 pursuant to the shared services agreement, has been assumed by Majestic pursuant to the compensation and services agreement. Since the fee paid to Majestic was approved by the compensation committee and the board of directors, the compensation committee does not review the bonus, if any, paid to part-time officers.

Long-term Equity Awards

We provide the opportunity for our full-time and part-time officers to receive long-term equity incentive awards. Our long-term equity incentive compensation program is designed to recognize responsibilities, reward performance, motivate future performance, align the interests of our officers with those of our stockholders and retain our officers. The compensation committee reviews long-term equity incentives for all our employees, including part-time officers and employees of affiliates who perform services for us, at its regularly scheduled annual meeting (usually held in December of each year) and makes recommendations to our board of directors for the grant of equity awards. In determining the long-term equity compensation component, the compensation committee considers all relevant factors, including our performance and individual performance. Existing ownership levels are not a factor in award determinations. All equity awards are granted under our stockholder approved Incentive Plan.

We do not have a formal policy with respect to whether equity compensation should be paid in the form of stock options or restricted stock. Prior to 2003, we awarded stock options rather than restricted stock, but in 2003 a determination was made to grant only restricted stock. The compensation committee believes restricted stock awards are more effective in achieving our compensation objectives, as restricted stock has a greater retention value and, because fewer shares are normally awarded, it is potentially less dilutive. Additionally, before vesting, cash dividends to stockholders are paid on all outstanding awards of restricted stock as an additional element of compensation.

All the restricted stock awards made to date contain a five-year “cliff” vesting requirement. The compensation committee believes that restricted stock awards with five-year “cliff” vesting provide a strong retention incentive and better align the interests of our officers with those of our stockholders. We view our capital stock as a valuable asset that should be awarded judiciously.

We do not have a formal policy on timing equity compensation grants in connection with the release of material non-public information and in view of the five year “cliff” vesting requirement, we do not believe such a formal policy is necessary. In December, our board of directors, upon the compensation committee’s recommendation, generally approves the granting of equity awards effective on or about the last business day in February of the following year.  In December 2007, the board of directors, upon the compensation committee’s recommendation, set the grant date for our restricted stock incentive awards effective on February 28, 2008.

The amount of restricted stock recommended by the compensation committee for approval by the board of directors in December 2007 was related to the number of shares of our common stock issued and outstanding at the time the awards were approved by our compensation committee. The aggregate restricted stock authorized in December 2007 and awarded by us in February 2008, 50,550 shares, was approximately 0.5% of our issued and outstanding shares of common stock as of December 31, 2007.

Chairman of the Board’s Compensation

The compensation and services agreement, which was approved by our audit committee and board of directors in 2007, provides that we pay Fredric H. Gould, the chairman of our board, annual compensation for his services to us. Our chairman does not receive any additional direct compensation from us, other than any long-term equity awards granted to him by our board of directors based upon our compensation committee’s recommendation. Our chairman also receives compensation from Majestic. In 2008, we paid our chairman compensation of $250,000 and granted 3,000 shares of restricted stock to him valued at $52,500 ($17.50 per share) on the date of the grant. In 2008, our chairman also received compensation of $264,100 from Majestic.  For additional information regarding compensation of our chairman, see the “Summary Compensation Table,” below.

Executive Benefits and Perquisites

Full-time Officers:  We provide our full-time officers with a competitive benefits and perquisites program. We recognize that similar benefits and perquisites are commonly provided at other companies that we might compete with for talent. We review our benefits and perquisites program periodically to ensure it remains fair to our officers and employees and supportable to our stockholders. For 2008, the benefits and perquisites we provided to our officers were a small percentage of the compensation provided by us to them. The benefits and perquisites we may provide to our full-time executive officers, in addition to the benefits and perquisites we provide to all our full time employees, consist of an automobile allowance, payments for automobile maintenance and repairs, or payment of the premium for additional disability insurance.

Part-time Officers:  Our chairman of the board, in consultation with certain part-time senior officers, determines the perquisites of our part-time officers. The portion of our part-time officers’ perquisites, which was previously allocated to us pursuant to the shared services agreement, is paid, effective as of January 1, 2007, by Majestic in accordance with the compensation and services agreement. Since the fee we paid to Majestic was approved by the compensation committee and the board of directors, the compensation committee does not review the perquisites of our part-time officers.

Severance and Change of Control Agreements

Neither our officers nor our employees have employment or severance agreements with us. They are “at will” employees who serve at the pleasure of our board of directors.

Except for provisions for accelerated vesting of awards of our restricted stock in a “change of control” transaction, we do not provide for any change of control protection to our officers, directors or employees. Under the terms of each restricted stock awards agreement, accelerated vesting occurs with respect to each person who has been awarded restricted stock if (i) any person, corporation or other entity purchases our stock for cash, securities or other consideration pursuant to a tender offer or an exchange offer, without the prior consent of our board, or (ii) any person, corporation or other entity shall become the “beneficial owner” (as such term is defined in Rule 13-d-3 under the Securities and Exchange Act of 1934, as amended), directly or indirectly, of our securities representing 20% or more of the combined voting power of our then outstanding securities ordinarily having the right to vote in the election of directors, other than in a transaction approved by our board of directors.

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended, imposes a limitation on the deductibility of certain non-cash compensation in excess of $1 million earned by each of the chief executive officer and the four other most highly compensated officers of publicly held companies. In 2008, all compensation paid to our full-time officers was deductible by us. The compensation committee intends to preserve the deductibility of compensation payments and benefits to the extent reasonably practicable. The compensation committee has not adopted a formal policy that requires all compensation paid to the officers to be fully deductible.

Analysis

Base Salary and Bonus

In accordance with the compensation setting process described above, the following base salaries and bonuses were approved as follows for our full-time named executive officers:

Name	2007 Base Salary ($)(1)	2008 Base Salary ($)(1)	Percentage % Salary Increase	2007 Bonus ($)(2)	2008 Bonus ($)(2)	Percentage % Bonus Increase
Patrick J. Callan, Jr.	375,000	400,000	6.67	200,000	210,000	5
Lawrence G. Ricketts, Jr.	205,000	230,000	12.20	25,000	35,000	40

(1)
The compensation committee and board of directors determined 2007 base salary in December 2006 and 2008 base salary in December 2007. The bonus amounts correspond to performance in 2006 and 2007, respectively.

(2)
The bonuses for 2007 and 2008 were approved by the compensation committee and the board of directors as of December 2006 and 2007, respectively, and the bonus amounts correspond to performance in 2006 and 2007, respectively.

The increase in base salary for Patrick J. Callan, Jr. and Lawrence G. Ricketts, Jr., and the increase in their respective bonuses were due in part to increases in our rental income (14.3%), and funds from operations (36%) in 2007 compared to 2006.  These increases were also due to an evaluation of the individual performance of each of them in 2007.

In 2008, the total compensation of Patrick J. Callan, Jr., our president and chief executive officer, is .96% greater (slightly less than 2x) than the total compensation of Lawrence G. Ricketts, Jr., our executive vice president and chief operating officer. We have not adopted a policy with regard to the relationship of compensation among our executive officers or other employees. The compensation committee has considered the differential in compensation and, based upon their respective responsibilities and experience, concluded that the differential was appropriate.

Long-term Equity Awards

We believe that our long-term equity compensation program, using restricted stock awards with five-year cliff vesting, provides motivation for our officers and is a beneficial retention tool. We are mindful of the potential dilution and compensation cost associated with awarding shares of restricted stock and, therefore our policy is to minimize dilution.  In 2008, we awarded an aggregate of 50,550 shares representing .5% of our issued and outstanding shares.  In the past five years, we have awarded an aggregate of 228,275 shares of common stock, representing an average of .46% per annum of our outstanding shares of common stock. We believe the cumulative effect of the awards is not overly dilutive and has created significant incentive for our officers and employees.

After reviewing the aggregate compensation received by our full-time named executive officers, our performance in 2007, and the performance and responsibilities of each named executive officer, and taking into account our policy of minimizing stockholder dilution, in 2008 we awarded 6,000 shares of restricted stock to Patrick J. Callan, Jr., 5,000 shares of restricted stock to Lawrence G. Ricketts, Jr., and 3,000 shares of restricted stock to each of Fredric H. Gould, David W. Kalish and Matthew J. Gould.

We intend to continue to award restricted stock as we believe (i) restricted stock awards align management’s interests and goals with stockholders’ interests and goals and (ii) officers and employees are more desirous of participating in a restricted stock award program and, therefore, it is an excellent motivator and employee retention tool.

Equity Compensation Policies

We do not have any policy regarding ownership requirements for officers or directors. In view of the fact that all of our officers and directors own our shares of common stock (and many of our officers hold a significant number of shares of our common stock), we do not believe there is a need to adopt of a policy regarding ownership of shares of our common stock by our officers and directors.

Perquisites

The perquisites we provide to our full-time officers account for a small percentage of the compensation paid by us to these officers. We believe that such perquisites are competitive and appropriate.

Severance and Change of Control Agreements

We do not enter into employment agreements, severance agreements or change of control agreements with any of our officers or employees as we believe such agreements are not beneficial to us, and that we can provide sufficient motivation to officers by using other types of compensation.

Potential Payments upon Termination of Employment or Change of Control

Except for provisions for accelerated vesting of awards of our restricted stock in a “change of control” transaction, we do not provide for any severance, termination or change of control payment or protection to our officers, directors or employees. Accordingly, upon a change of control, the restricted stock issued to our officers, directors, employees and consultants would automatically vest.  This is the only automatic compensation benefit our officers would receive in a change of control transaction. In the event that a change of control occurred as of December 31, 2008, the restricted stock held by our named executives officers would have automatically vested and the value of each such officer’s restricted stock, based upon the closing price of our stock on December 31, 2008, would have been as follows:

Name	Number of Shares of Unvested Restricted Stock Held as of December 31, 2008	Value of Outstanding Shares of Unvested Restricted Stock Upon a Change of Control at December 31, 2008($)(1)
Patrick J. Callan, Jr.	18,000	158,400
Fredric H. Gould	15,125	133,100
David W. Kalish	15,125	133,100
Lawrence G. Ricketts, Jr.	15,700	138,160
Matthew J. Gould	15,125	133,100

(1)	The closing price on the New York Stock Exchange for a share of our common stock on December 31, 2008 was $8.80.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($) (1)	All Other Compensation ($)(2)(3)	Total ($)
Patrick J. Callan, Jr., President and Chief Executive Officer(4)	2008 2007 2006	400,000 375,000 350,000	210,000 200,000 175,000	72,041 51,616 27,756	83,383(5) 85,384(5) 61,213 (5)	765,424 712,000 613,969
Fredric H. Gould, Chairman of the Board(6)	2008 2007 2006	250,000 250,000 50,000	— — —	64,334 56,531 42,215	285,347(7) 475,059(7) 651,711(7)	599,681 781,590 743,926
David W. Kalish, Senior Vice President and Chief Financial Officer(8)	2008 2007 2006	— — 111,742	— — —	64,334 56,531 42,215	160,247(9) 173,710(9) 281,216(9)	224,581 230,241 435,173
Lawrence G. Ricketts, Jr., Executive Vice President and Chief Operating Officer(4)	2008 2007 2006	230,000 205,000 180,000	35,000 25,000 90,000 (10)	62,896 46,281 27,193	62,305(10) 67,411(10) 49,587 (10)	390,201 343,692 346,780
Matthew J. Gould, Senior Vice President(11)	2008 2007 2006	— — —	— — —	64,334 56,531 42,215	264,497(12) 319,737(12) 414,835(12)	328,831 376,268 457,050

(1)
Represents the dollar amounts expensed for financial reporting purposes for the years ended December 31, 2008, 2007 and 2006 in accordance with Statement of Financial Accounting Standards No. 123R (“SFAS 123R”).  See Note 8 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of restricted stock awards.

(2)
We maintain a tax qualified defined contribution plan for our full-time officers and employees. We make an annual contribution to the plan for our full-time officers and employees equal to 15% of such person’s annual earnings, not to exceed $34,500 in 2008, $33,750 in 2007 and $33,000 in 2006.  The entities which are subject to the shared services agreement maintain substantially similar defined contribution plans and make annual contributions to their respective plans for officers and employees equal to 15% of such person’s annual earnings, not to exceed $34,500 in 2008, $33,750 in 2007 and $33,000 in 2006.  With respect to Patrick J. Callan, Jr. and Lawrence G. Ricketts, Jr., the amount set forth in the “All Other Compensation” column includes annual contributions made on their behalf in 2008, 2007 and 2006 to the defined contribution plan.  With respect to David W. Kalish, the “All Other Compensation” column for 2006 includes the amount allocated to us for the contribution, in the maximum amount, made on his behalf by one of the parties to the shared services agreement to its defined contribution plan.  With respect to Fredric H. Gould and Matthew J. Gould for 2008, 2007 and 2006 and to David W. Kalish for 2008 and 2007, no amount was contributed for their benefit under our defined contribution plan and no amount was allocated to us for contributions made to the defined contribution plan of any affiliated entity.  Any amounts which would have been allocated to us in 2008 or 2007 was allocated to Majestic.  See Item 13, “Certain Relationships and Related Transactions, and Director Independence” below.

(3)
Majestic Property Management Corp. provided services to us in 2008, 2007and 2006.  See Item 13, “Certain Relationships and Related Transactions, and Director Independence” below.  Majestic also provides services to other affiliated entities and to non-affiliated entities. We accounted for approximately 40%, 40% and 34%, respectively, of Majestic’s revenues in 2008, 2007 and 2006.  Neither we nor Majestic can estimate with any certainty the percentage of 2008, 2007 and 2006 net income of Majestic which resulted from its activities on our behalf. Accordingly, we have included in the “All Other Compensation” column for Fredric H. Gould, David W. Kalish and Matthew J. Gould 100% of the compensation each received from Majestic in 2008, 2007 and 2006, even though the amount attributable to their activities on our behalf would be less than is set forth in the “All Other Compensation” column.

(4)	All compensation received by Patrick J. Callan, Jr. and Lawrence J. Ricketts, Jr. is paid solely and directly by us.

(5)
Includes $34,500, $33,750 and $33,000, our contribution on behalf  of Patrick J. Callan, Jr. in 2008, 2007 and 2006, respectively, to our defined contribution plan, and dividends of $23,940, $26,903 and $10,463 paid to Mr. Callan in 2008, 2007 and 2006, respectively, on restricted stock awarded to him. Also includes perquisites totaling $24,943, $24,731 and $17,750, of which $19,018, $18,806 and $15,775  represents an automobile allowance and automobile maintenance and repairs in 2008, 2007 and 2006, respectively, and $5,925, $5,925 and $1,975 represents the annual premium paid by us for additional disability insurance in each of 2008, 2007 and 2006.

(6)
We paid annual compensation of $250,000, $250,000 and $50,000 directly to Fredric H. Gould in 2008, 2007 and 2006, respectively, as a fee for services as chairman of our board of directors.  We did not pay, nor were we allocated, any portion of his base salary, bonus, defined contribution plan contributions or perquisites in 2008, 2007 or 2006.

(7)
Includes dividends of $21,247, $30,226 and $15,289 paid to Fredric H. Gould in 2008, 2007 and 2006, respectively, on restricted stock awarded to him, and compensation of $264,100, $444,833 and $636,422 paid to him in 2008, 2007 and 2006, respectively, by Majestic, which provided services to us in 2008, 2007 and 2006. See Item 13, “Certain Relationships and Related Transactions, and Director Independence” below.

(8)
We did not pay, nor were we allocated, any portion of David W. Kalish’s base salary, bonus, defined contribution plan payments or perquisites in 2008 or 2007.  In 2006, pursuant to the shared services agreement, a portion of the base salary, bonus, defined contribution plan contribution and perquisites for David W. Kalish was allocated to us under the shared services agreement.  Pursuant to the compensation and services agreement, which became effective as of January 1, 2007, Majestic assumed our obligation to pay our portion of the compensation (other than restricted stock awards) of David W. Kalish under the shared services agreement.

(9)
Includes dividends of $21,247, $30,226 and $15,289 paid to David W. Kalish in 2008, 2007 and 2006, respectively, on restricted stock awarded to him, and compensation of $139,000, $143,484 and $253,080 paid to him in 2008, 2007 and 2006, respectively, by Majestic.  Also includes in 2006 perquisites of $12,847, representing an allocation pursuant to the shared services agreement of a contribution to the defined contribution plan of one of the parties to the shared services agreement, an allocation incurred for additional disability and long-term care insurance and an automobile allowance and automobile maintenance and repairs.

(10)
The 2006 bonus includes a $50,000 bonus paid to Lawrence G. Ricketts, Jr. by two joint ventures in which we are a 50% member.  Our share of the $50,000 bonus was $25,000.  The amount set forth in the “All Other Compensation” column for Lawrence G. Ricketts, Jr. includes our contribution on Lawrence G. Ricketts, Jr.’s behalf of $34,500, $33,750 and $33,000, in 2008, 2007 and 2006, respectively, to our defined contribution plan, dividends of $20,986, $24,265 and $10,125 paid to Lawrence G. Ricketts, Jr. in 2008, 2007 and 2006, respectively, on restricted stock awarded to him, and perquisites of $6,819, $9,396 and $6,462 in 2008, 2007 and 2006, respectively, representing an automobile allowance.

(11)	We did not pay, nor were we allocated, any portion of Matthew J. Gould’s base salary, bonus, defined contribution plan payments or perquisites in 2008, 2007 or 2006.

(12)
Includes dividends of $21,247, $30,226 and $15,289 paid to Matthew J. Gould in 2008, 2007 and 2006, respectively, on restricted stock awarded to him and compensation of $243,250, $289,511 and $399,546 paid to him in 2008, 2007 and 2006, respectively, by Majestic.   See Item 13, “Certain Relationships and Related Transactions, and Director Independence” below.

GRANT OF PLAN-BASED AWARDS DURING 2008

			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Committee Action Date	Threshold (#)	Target(#) (1)	Maximum (#)	Grant Date Fair Value of Stock and Option Awards(2)($)
Patrick J. Callan, Jr.	2/29/08	12/10/07	—	6,000	—	105,000
Fredric H. Gould	2/29/08	12/10/07	—	3,000	—	52,500
David W. Kalish	2/29/08	12/10/07	—	3,000	—	52,500
Lawrence G. Ricketts, Jr.	2/29/08	12/10/07	—	5,000	—	87,500
Matthew J. Gould	2/29/08	12/10/07	—	3,000	—	52,500

(1)
This column represents the grant in 2008 of restricted stock to each of our named executive officers. These shares of restricted stock were granted pursuant to agreements which provide for “cliff” vesting five years from the grant date.

(2)
Shown is the aggregate grant date fair value computed in accordance with SFAS 123R for restricted stock awards in 2008. On the date the fair value was computed, the closing price on the New York Stock Exchange for a share of our common stock was $17.50. By contrast, the amount shown for restricted stock awards in the Summary Compensation Table is the amount expensed by us for financial statement purposes for awards granted in 2008 and prior years to the named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Patrick J. Callan, Jr.	18,000	158,400	—	—
Fredric H. Gould	15,125	133,100	—	—
David W. Kalish	15,125	133,100	—	—
Lawrence G. Ricketts, Jr.	15,700	138,160	—	—
Matthew J. Gould	15,125	133,100	—	—

(1)
Since 2003, we have only issued shares of restricted stock under our 2003 Incentive Plan. All shares of restricted stock issued by us vest five years from the date of grant. Such awards pay dividends on a current basis.

(2)	The closing price on the New York Stock Exchange on December 31, 2008 for a share of our common stock was $8.80.

None of the named executive officers hold any stock options and none were granted to any of the named executive officers during the year.

Option Exercises and Stock Vested

None of the named executive officers had any stock options outstanding in 2008.

The following table sets forth shares of restricted common stock which vested in 2008:

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Patrick J. Callan, Jr.	750	12,585
Fredric H. Gould	2,200	36,916
David W. Kalish	2,200	36,916
Lawrence G. Ricketts, Jr.	800	13,424
Matthew J. Gould	2,200	36,916

Pension Benefits

Since the only pension benefit plan we maintain is a tax qualified defined contribution plan, a Pension Benefits Table is not provided. Contributions to the defined contribution plan for Patrick J. Callan, Jr. and Lawrence G. Ricketts, Jr. is included in the Summary Compensation Table.  In 2008 and 2007, we neither paid nor were allocated any contribution to a defined contribution plan for the benefit of Fredric H. Gould, David W. Kalish or Matthew J. Gould.

We have adopted a tax qualified defined contribution pension plan covering all our full-time employees. The plan is administered by Fredric H. Gould, Simeon Brinberg and David W. Kalish (Simeon Brinberg and David W. Kalish are non-director officers). Annual contributions are based on 15% of an employee’s annual earnings (including any cash bonus), not to exceed, pursuant to IRS limitations, $34,500 per employee in 2008. Partial vesting commences two years after employment, increasing annually until full vesting is achieved at the completion of six years of employment. The method of payment of benefits to participants upon retirement is determined solely by the participant, who may elect a lump sum payment or the purchase of an annuity, the amount of which is based on the amount of contributions and the results of the plan’s investments. For the year ended December 31, 2008, $34,500 was contributed for the benefit of Patrick J. Callan, Jr., with three years of credited service and $34,500 was contributed for the benefit of Lawrence G. Ricketts, Jr. with ten years of credited service. The aggregate amount accumulated to date for Patrick J. Callan, Jr. and Lawrence G. Ricketts, Jr. is approximately $89,000 and $186,000, respectively.

Non-Qualified Deferred Compensation

We do not provide any non-qualified deferred compensation to our executive officers.  For a description of any potential payments upon termination or change-in-control, see “Compensation Discussion and Analysis─Analysis─Potential Payments upon Termination of Employment or Change of Control,” above.

Director Compensation—2008

Name(1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Joseph A. Amato	26,000	23,284(5)	7,690	56,974
Charles Biederman	39,000	32,316(6)	10,290	81,606
James J. Burns	45,500	32,316(6)	10,290	88,106
Joseph A. DeLuca	34,000	30,347(7)	9,750	74,097
Jeffrey A. Gould	—	64,334(8)	21,247	85,581
J. Robert Lovejoy	27,500	21,315(9)	7,150	55,965
Eugene I. Zuriff	36,500	13,903(10)	4,550	54,953

(1)
The compensation received by Fredric H. Gould, chairman of the board, Patrick J. Callan, Jr., president, and Matthew J. Gould, senior vice president, directors of our company, is set forth in the Summary Compensation Table and are not included in the above table.

(2)	Includes all fees earned or paid in cash for services as a director, including annual retainer fees, committee and committee chairman fees and meeting fees.

(3)	Sets forth the amount expensed for financial statement reporting purposes for 2008 in accordance with SFAS 123R.

The table below shows the aggregate number of unvested restricted shares held by the directors listed in the above table as of December 31, 2008, all of which vest five years from the grant date.

NAME	RESTRICTED SHARES
Joseph A. Amato	5,500
Charles Biederman	7,500
James J. Burns	7,500
Joseph A. DeLuca	7,500
Jeffrey A. Gould	15,125
J. Robert Lovejoy	5,500
Eugene I. Zuriff	3,500

(4)
Sets forth the cash dividends paid to directors in 2008 on unvested restricted shares awarded under the One Liberty Properties, Inc. 2003 Incentive Plan. Does not include compensation of $243,250 received in 2008 by Jeffrey A. Gould from Majestic Property Management Corp., an entity wholly owned by Fredric H. Gould, which performs services on our behalf.   See Item 13, “Certain Relationships and Related Transactions, and Director Independence,” below.

(5)
On April 15, 2004, we awarded 1,000 shares of restricted stock, with a grant date fair value of $19,750. On April 15, 2005, we awarded 1,000 shares of restricted stock, with a grant date fair value of $19,050. On February 24, 2006, we awarded 1,000 shares of restricted stock, with a grant date fair value of $20,660. On February 28, 2007, we awarded 1,250 shares of restricted stock, with a grant date fair value of $30,625. On February 28, 2008, we awarded 1,250 shares of restricted stock, with a grant date fair value of $21,875. Each share of restricted stock vests five years after the date of grant.

(6)
On April 15, 2004, we awarded 1,000 shares of restricted stock, with a grant date fair value of $19,750. On April 15, 2005, we awarded 1,000 shares of restricted stock, with a grant date fair value of $19,050. On February 24, 2006, we awarded 2,000 shares of restricted stock, with a grant date fair value of $41,320. On February 28, 2007, we awarded 2,250 shares of restricted stock, with a grant date fair value of $55,125. On February 28, 2008, we awarded 1,250 shares of restricted stock, with a grant date fair value of $21,875. Each share of restricted stock vests five years after the date of grant.

(7)
On June 14, 2004, we awarded 1,000 shares of restricted stock, with a grant date fair value of $18,010. On April 15, 2005, we awarded 1,000 shares of restricted stock, with a grant date fair value of $19,050. On February 24, 2006, we awarded 2,000 shares of restricted stock, with a grant date fair value of $41,320. On February 28, 2007, we awarded 2,250 shares of restricted stock, with a grant date fair value of $55,125. On February 28, 2008, we awarded 1,250 shares of restricted stock, with a grant date fair value of $21,875. Each share of restricted stock vests five years after the date of grant.

(8)
All of the directors in this table are non-management directors, except for Jeffrey A. Gould.  Jeffrey A. Gould was and continues to be an officer of the Company.  The award of shares to him was in his capacity as an officer and not in his capacity as a director.  On April 15, 2004, we awarded 2,825 shares of restricted stock, with a grant date fair value of $55,794. On April 15, 2005, we awarded 3,300 shares of restricted stock, with a grant date fair value of $62,865. On February 24, 2006, we awarded 3,000 shares of restricted stock, with a grant date fair value of $61,980. On February 28, 2007, we awarded 3,000 shares of restricted stock, with a grant date fair value of $73,500. On February 28, 2008, we awarded 3,000 shares of restricted stock, with a grant date fair value of $52,500. Each share of restricted stock vests five years after the date of grant.

(9)
On June 14, 2004, we awarded 1,000 shares of restricted stock, with a grant date fair value of $18,010. On April 15, 2005, we awarded 1,000 shares of restricted stock, with a grant date fair value of $19,050. On February 24, 2006, we awarded 1,000 shares of restricted stock, with a grant date fair value of $20,660. On February 28, 2007, we awarded 1,250 shares of restricted stock, with a grant date fair value of $30,625. On February 28, 2008, we awarded 1,250 shares of restricted stock, with a grant date fair value of $21,875. Each share of restricted stock vests five years after the date of grant.

(10)
On February 24, 2006, we awarded 1,000 shares of restricted stock, with a grant date fair value of $20,660. On February 28, 2007, we awarded 1,250 shares of restricted stock, with a grant date fair value of $30,625. On February 28, 2008, we awarded 1,250 shares of restricted stock, with a grant date fair value of $21,875. Each share of restricted stock vests five years after the date of grant.

The compensation for our non-management directors is essentially the same for each non-management director.  Non-management members of our board of directors are paid an annual retainer of $20,000.  In addition to regular board fees, each member of the audit committee is paid an annual retainer of $5,000, the chairman of the audit committee and the chairman of the compensation committee is each paid an additional annual retainer of $2,000, the audit committee financial expert is paid an additional annual retainer of $7,500, each member of the compensation committee is paid an annual retainer of $3,000 and each member of the nominating and corporate governance committee is paid an annual retainer of $3,000. Each non-management director is also paid $1,000 for each board and committee meeting attended in person and $500 for each meeting attended by telephone conference, except for audit committee members who are paid $1,000 for each audit committee meeting attended, whether in person or by telephone conference.  In each year the compensation committee has awarded restricted shares to each director.  In 2008 1,250 restricted shares were awarded to each.

Compensation of our non-management directors is reviewed by our compensation committee and recommended by the committee to the board of directors, which makes the final determination.  On two occasions the compensation committee retained a compensation consultant to provide information with respect to board of directors’ compensation pay practices, comparing the compensation of our directors to comparable companies.  In November 2008, the committee retained FPL Associates LP to provide compensation information with respect to our board of directors.  In December 2008, the compensation consultant reported the following key findings to our compensation committee:

•
our board compensation program generally ranks with market practices compared to the peer group companies.  The compensation consultant did not recommend materially changing compensation levels of the director compensation components, particularly given our smaller size compared to our peers; and

•
from a structural perspective our program is unique in that we pay committee members retainers, which is not a prevalent practice among peer companies, and we do not emphasize committee chair retainers (except audit committee), which is a prevalent practice among peer companies.

In comparing the compensation of our directors to practices at comparable firms, the compensation consultant used the full-time peer group it used in the executive compensation benchmarking discussed under the caption “Executive Compensation – Compensation Consultant.”

Jeffrey A. Gould, a management director and an executive officer, was awarded 3,000 shares of restricted common stock under our Incentive Plan in 2008.  With respect to the compensation of Patrick J. Callan, Jr., our president and chief executive officer and a management director, Fredric H. Gould, chairman of our board and a management director, and Matthew J. Gould, a senior vice president and management director reference is made to “Executive Compensation – Summary Compensation Table.”

Compensation Committee Interlocks and Insider Participation

During 2008, Eugene I. Zuriff , J. Robert Lovejoy and Charles Biederman served on our compensation committee. None of these committee members were officers or employees of our company during 2008, or at any other time in the past. While serving on the committee, these members were independent directors pursuant to applicable NYSE rules, and none had any relationship requiring disclosure by the Company under any paragraph of Item 404 (Transaction with Related Persons, Promoters and Certain Control Persons).

Report of the Compensation Committee

The compensation committee of the board of directors has reviewed the Compensation Discussion and Analysis, set forth herein, and discussed it with management, and based on such review and discussions, recommends to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report.

Compensation Committee:

Eugene I. Zuriff (chair)
J. Robert Lovejoy
Charles Biederman

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 24, 2009 concerning shares of our common stock owned by (i) all persons known to own beneficially 5% or more of our outstanding stock, (ii) all directors, (iii) each executive officer named in the Summary Compensation Table, and (iv) all directors and executive officers as a group.

Name and Address	Amount of Beneficial Ownership(1)	Percent of Class
Joseph A. Amato 615 Route 32 Highland Mills, NY 10930-0503	7,161	*

Charles Biederman 5 Sunset Drive Englewood, CO 80110	17,399	*

James J. Burns 390 Dogwood Lane Manhasset, NY 10030	10,476	*

Patrick J. Callan, Jr.(2)	19,750	*

Joseph A. DeLuca 154 East Shore Road Huntington Bay, NY 11743	9,300	*

Fredric H. Gould(2)(3)(4)	1,510,912	14.8%

Jeffrey A. Gould(2)(5)	170,853	1.7%

Matthew J. Gould(2)(3)(6)	1,264,822	12.4%

Gould Investors L.P.(2)(3)	1,031,806	10.1%

David W. Kalish(2)(7)	203,623	2.0%

J. Robert Lovejoy(8) 640 Fifth Avenue New York, NY 10019	6,523	*

Lawrence G. Ricketts, Jr.(2)	25,500	*

Eugene I. Zuriff 145 Central Park West New York, NY 10023	3,500	*

Barclays Global Investors, N.A.(9) 400 Howard Street San Francisco, CA 94105	869,795	8.5%

Directors and officers as a group (18 individuals)(10)	2,321,674	22.8%

*	Less than 1%

(1)
Securities are listed as beneficially owned by a person who directly or indirectly holds or shares the power to vote or to dispose of the securities, whether or not the person has an economic interest in the securities. In addition, a person is deemed a beneficial owner if he has the right to acquire beneficial ownership of shares within 60 days, whether upon the exercise of a stock option or otherwise. The percentage of beneficial ownership is based on 10,175,345 shares of common stock outstanding on March 24, 2009.

(2)	Address is 60 Cutter Mill Road, Great Neck, NY 11021.

(3)
Fredric H. Gould is sole stockholder, sole director and chairman of the board of the corporate managing general partner of Gould Investors L.P. and sole member of a limited liability company which is the other general partner of Gould Investors L.P. Matthew J. Gould is president of the corporate managing general partner of Gould Investors L.P. Fredric H. Gould and Matthew J. Gould have shared voting and dispositive power with respect to the shares owned by Gould Investors L.P.

(4)
Includes 333,393 shares of common stock owned directly, 1,031,806 shares of common stock owned by Gould Investors L.P. and 145,713 shares of common stock owned by entities and trusts over which Fredric H. Gould has sole or shared voting and dispositive power. Does not include 49,566 shares of common stock owned by Mrs. Fredric H. Gould, as to which shares Fredric H. Gould disclaims any beneficial interest and Mrs. Gould has sole voting and investment power.

(5)	Includes 160,153 shares of common stock owned directly and 10,700 shares of common stock owned as custodian for minor children (as to which shares Jeffrey A. Gould disclaims any beneficial interest).

(6)
Includes 198,282 shares of common stock owned directly, 34,734 shares of common stock owned as custodian for minor children (as to which shares Matthew J. Gould disclaims any beneficial interest) and 1,031,806 shares of common stock owned by Gould Investors L.P. Does not include 3,552 shares of common stock owned by Mrs. Matthew J. Gould, as to which shares Matthew J. Gould disclaims any beneficial interest and Mrs. Gould has sole voting and investment power.

(7)
Includes 50,568 shares of common stock owned directly, 2,750 shares of common stock owned by  David W. Kalish’s IRA and profit sharing trust, of which David W. Kalish is the sole beneficiary, and 150,305 shares of common stock owned by pension trusts over which David W.  Kalish has shared voting and dispositive power. Does not include 416 shares of common stock owned by Mrs. Kalish, as to which shares David W. Kalish disclaims any beneficial interest and Mrs. Kalish has sole voting and investment power.

(8)
Includes 6,223 shares of common stock owned directly and 300 shares of common stock owned as custodian for minor children and another child (as to which shares J. Robert Lovejoy disclaims any beneficial interest).

(9)
Barclays Global Investors, N.A., Barclays Global Fund Advisors, Barclays Global Investors, Ltd.,  Barclays Global Investors Japan Limited, Barclays Global Investors Canada Limited, Barclays Global Investors Australia Limited and Barclays Global Investors (Deutschland) AG jointly filed with the Securities and Exchange Commission a Schedule 13G, dated February 6, 2009, reflecting the beneficial ownership of 869,795 shares of common stock with respect to which they have sole power to vote 869,785 shares and sole power to dispose of 869,795 shares. The above information has been obtained from such Schedule 13G.

(10)	This total is qualified by notes (3) through (8).

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Introduction

Fredric H. Gould, chairman of our board of directors, is chairman of the board of trustees of BRT Realty Trust, a REIT engaged in mortgage lending.  He is also the chairman of the board of directors and sole stockholder of the managing general partner of Gould Investors L.P. and sole member of a limited liability company which is also a general partner of Gould Investors L.P.  Gould Investors L.P. owns approximately 10% of our outstanding shares of common stock.  Matthew J. Gould, a director and senior vice president of our company, is a senior vice president of BRT Realty Trust and president of the managing general partner of Gould Investors L.P.  Jeffrey A. Gould, a director and senior vice president of our company, is president and chief executive officer of BRT Realty Trust and a senior vice president of the managing general partner of Gould Investors L.P.  Matthew J. Gould and Jeffrey A. Gould are brothers and the sons of Fredric H. Gould.  In addition, David W. Kalish, Mark H. Lundy, Simeon Brinberg and Israel Rosenzweig, each of whom is an officer of our company, are officers of BRT Realty Trust and of the managing general partner of Gould Investors L.P.  Mark H. Lundy is Simeon Brinberg’s son-in-law.

Related Party Transactions

In 2006, in connection with a review of our allocation policy and procedures under a shared services agreement and our related party transactions with affiliated entities, our audit committee recommended to the compensation committee and our board of directors a change in the manner in which compensation is paid to our part-time officers and employees.  The audit committee proposed and, after discussions with our part-time officers, our audit committee, compensation committee and board of directors authorized and approved a compensation and services agreement between us and Majestic, which became effective as of January 1, 2007.  Pursuant to the compensation and services agreement, we agreed to pay an annual fee to Majestic and annual compensation to the chairman of our board, and Majestic agreed to assume all of our obligations under a shared services agreement, and to provide to us the services of all affiliated executive, administrative, legal, accounting and clerical personnel that we had previously utilized on a part-time basis, as well as property management services, property acquisition, sales and lease consulting and brokerage services, consulting services in respect to mortgage financings and construction supervisory services.  In accordance with the compensation and services agreement, we paid a fee of $2,025,000 to Majestic in 2008 for our obligations under the shared services agreement and the provision of the referenced services, of which $12,000 was paid by one of our joint ventures ($6,000 of this payment being attributable to us as a joint venture partner).  In addition, in accordance with the compensation and services agreement, in 2008 we paid our chairman compensation of $250,000 and paid Majestic an additional $175,000 for our share of direct office expenses, including rent, telephone, computer services, internet usage. Majestic is wholly owned by the chairman of our board, and certain of our part-time officers, including our part-time named executive officers, are officers of, and receive compensation from, Majestic. The annual payments made by us to Majestic pursuant to the compensation and services agreement are reviewed and renegotiated by our audit committee with our part-time officers annually and at other times as may be determined by our audit committee.  Any payments to Majestic are approved by our compensation committee and board of directors.

Of the amount paid by us and our joint venture in 2008 under the compensation and services agreement, $175,000 represented a negotiated payment of our share of direct office expenses, including rent, telephone, postage, computer services, internet usage.  Our full-time and part-time officers and employees occupy space in an office building owned by a subsidiary of Gould Investors L.P.  The rent expense for this space is included in the $175,000 expenditure.  We also lease under a direct lease with the subsidiary of Gould Investors L.P. approximately 1,200 square feet of additional space in the same office building at an annual rent of $43,000, which is competitive rent for comparable office space in the area in which the building is located.

The amount paid by us and our joint venture to Majestic in 2008 pursuant to the compensation and services agreement represented approximately 40% of the revenues of Majestic in 2008.  Majestic provides property management services, property acquisition, sales and lease consulting and brokerage services, consulting services in respect to mortgage financings, and construction supervisory services for affiliated and non-affiliated entities.  In 2008, the following officers of ours (some of whom are also officers of Majestic) received the following compensation from Majestic: Fredric H. Gould, $264,100; Matthew J. Gould, $243,250; David W. Kalish, $139,000; Jeffrey A. Gould, $243,250; Simeon Brinberg, $69,500; Mark H. Lundy, $194,600 and Israel Rosenzweig, $180,700.  A portion of the compensation received by these individuals from Majestic results from services performed and fees earned by Majestic from entities (both affiliated and non-affiliated) other than us.  Messrs. Fredric H. Gould, Matthew J. Gould, David W. Kalish, Jeffrey A. Gould, Simeon Brinberg, Mark H. Lundy and Israel Rosenzweig also received compensation in 2008 from other entities wholly owned by Mr. Fredric H. Gould, all of which are parties to the shared services agreement and none of which provided services to us in 2008.

Effective January 1, 2007, we, Gould Investors L.P., BRT Realty Trust and Mr. Fredric H. Gould (personally) purchased from Citation Share Sales, Inc., a fractional 6.25% interest in an airplane.  We purchased our fractional interest in order to facilitate property site inspections by our officers.  We purchased 20% of the 6.25% of interest for $86,000 (depreciable over five years), representing our pro rata share of the total purchase price and agreed to pay our pro rata share of the operating costs, which totaled $45,000 in 2008.  The management agreement for the airplane with Citation Share Sales, Inc. is for a period of five years and provides for the monthly operating costs to be adjusted annually, based upon a fixed schedule set forth in the agreement.  Georgetown Partners, Inc., managing general partner of Gould Investors L.P., acting as nominee for the purchasers, executed the purchase agreement and “management agreement.”  We are allotted our pro rata share of 250 hours of usage under the purchase agreement for the five years of the agreement.  The airplane (or any substitute airplane used pursuant to the terms of the agreement) is used by us for business purposes only.  All payments made by us in this transaction are made directly to the seller of the aircraft and the manager, both unrelated parties.  At the conclusion of each year, the parties which purchased the fractional interest and pay a pro rata share of operating expenses “true up” operating expenses in the event any participant uses hours in excess of those allotted to it.  In fiscal 2008, we incurred net maintenance charges of $32,000 (after reimbursement to us of $13,000 after completion of the “true up” process) and expensed depreciation of $17,000 with respect to the fractional interest.  The purchasers of the 6.25% fractional interest, as a group, have the right to reconvey the interest to a seller at any time, twelve months subsequent to the date that title to the aircraft is acquired, at a price equal to the fair market value of the interest, determined by negotiation, and, if the parties cannot agree on a price, then independent third party appraisals are to be performed.

Policies and Procedures

Any transaction with affiliated entities raises the potential that we may not receive terms as favorable as those that we would receive if the transactions were entered into with unaffiliated entities or that our officers might otherwise seek benefits for affiliated entities at our expense. Our amended and restated code of business conduct and ethics, in the “Conflicts of Interest” section, provides that we may enter into a contract or transaction with an affiliated entity provided that any such transaction is approved by our audit committee which is satisfied that the fees, charges and other payments made to the affiliated entities are at no greater cost or expense to us then would be incurred if we were to obtain substantially the same services from unrelated and unaffiliated persons. The term “affiliated entities” is defined in the code as all parties to the shared services agreement and other entities in which officers and directors have an interest.

If a related party transaction is entered into, our audit committee is advised of such transaction and reviews the facts of the transaction and either approves or disapproves the transaction. If a transaction relates to a member of our audit committee, such member will not participate in the audit committee’s deliberations. If our audit committee approves or ratifies, as the case may be, a related party transaction, it will present the facts of the transaction to our board of directors and recommend that our board of directors approve or ratify such related party transaction. Our board of directors then reviews the transaction and a majority of our board of directors, including a majority of our independent directors, must approve/ratify or disapprove such related party transaction. If a transaction relates to a member of our board of directors, such member will not participate in the board’s deliberations.

Director Independence

The board has affirmatively determined that Joseph A. Amato, Charles Biederman, James J. Burns, Joseph A. DeLuca, J. Robert Lovejoy and Eugene I. Zuriff, a majority of our board of directors, are “independent” for the purposes of Section 303A of the Listed Company Manual of the New York Stock Exchange; that the members of our audit committee are independent for the purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended, and Section 303.01 of the Listed Company Manual; and that the members of our compensation and our nominating and corporate governance committees are independent under Section 303A of the Listed Company Manual.

The board based these determinations primarily on a review of the responses of the directors to questions regarding employment and compensation history, affiliations, family and other relationships and discussions with the directors. To be considered independent a director must not have a material relationship with us that could interfere with a director’s independent judgment and must be “independent” within the meaning of the New York Stock Exchange’s requirements. In determining the independence of each of the foregoing, the board considered (i) a passive investment by Gould Investors L.P., an affiliate of the company, in a real estate project sponsored and managed by an entity affiliated with Mr. Biederman, which investment was liquidated in February 2006; (ii) Mr. DeLuca’s rental of an office in a suite of offices from an affiliate of the company for $800 per month, on a month to month basis, which rental was terminated in April 2006, and (iii) fees totaling $1,382,400 paid in 2007 to a merchant banking firm in which Mr. Lovejoy is a managing director by BRT Realty Trust, an entity which may be deemed an affiliate of ours, for investment banking services which such firm performed for BRT Realty Trust.

Item 14. Principal Accounting Fees and Services.

The following table presents the fees for professional audit services billed by Ernst & Young LLP for the audit of our annual consolidated financial statements for the years ended December 31, 2008 and 2007, and fees billed for other services rendered to us by Ernst & Young LLP for each of such years:

	Fiscal 2008	Fiscal 2007
Audit fees(1)	$373,100	$330,000
Audit-related fees(2)	-----	58,200
Tax fees(3)	14,400	8,600
Total fees	$387,500	$396,800

(1)
Audit fees include fees for the audit of our annual consolidated financial statements and for review of financial statements included in our quarterly reports on Form 10-Q.  Included in the audit fees for Fiscal 2008 and 2007 are $94,500 and $105,000, respectively, for services rendered in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

(2)
Audit-related fees include fees for audits performed for significant property acquisitions and dispositions required by the rules and regulations of the Securities and Exchange Commission and fees related to services rendered in connection with registration statements filed with the Securities and Exchange Commission.

(3)	Tax fees consist of fees for tax advice, tax compliance and tax planning.

The audit committee has concluded that the provision of non-audit services listed above is compatible with maintaining the independence of Ernst & Young LLP.

Pre-Approval Policy for Audit and Non-Audit Services

The audit committee must pre-approve all audit and non-audit services involving our independent registered public accounting firm.

In addition to the audit work necessary for us to file required reports under the Securities Exchange Act of 1934, as amended (i.e., quarterly reports on Form 10-Q and annual reports on Form 10-K), our independent registered public accounting firm may perform non-audit services, other than those prohibited by the Sarbanes-Oxley Act of 2002, provided they are approved by the audit committee. The audit committee approved all audit and non-audit services performed by our independent registered public accounting firm in 2008 and 2007.

Approval Process

Annually, the audit committee reviews and approves the audit scope concerning the audit of our consolidated financial statements for that year, including the proposed audit fee associated with the audit and services in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The audit committee may, at the time it approves the audit scope or subsequently thereafter, approve the provision of tax related non-audit services and the maximum expenditure which may be incurred for such tax services for such year. Any fees for the audit in excess of those approved and any fees for tax related services in excess of the maximum established by the audit committee must receive the approval of the audit committee.

Proposals for any other non-audit services to be performed by the independent registered public accounting firm must be approved by the audit committee.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)           Documents filed as part of this Report:

(1)           The following financial statements of the Company are included in this Report on Form 10-K:

- Report of Independent Registered Public Accounting Firm	F-1 and F-2
- Statements:
Consolidated Balance Sheets	F-3
Consolidated Statements of Income	F-4
Consolidated Statements of Stockholders' Equity	F-5
Consolidated Statements of Cash Flows	F-6 through F-7
Notes to Consolidated Financial Statements	F-8 through F-29

(2)           Financial Statement Schedules:

- Schedule III-Real Estate and Accumulated Depreciation	F-30 through F-32

(3)  Exhibits:

Exhibits unaffected by this Amendment No. 1 have been omitted.

23.1	Consent of Ernst & Young LLP*

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Senior Vice President and Chief Financial Officer*

32.1	Certification of President and Chief Executive Officer*

32.2	Certification of Senior Vice President and Chief Financial Officer*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

March 31, 2009
ONE LIBERTY PROPERTIES, INC.

By:	/s/ Simeon Brinberg
Simeon Brinberg
Senior Vice President

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

      /s/ Ernst & Young LLP

New York, New York
March 10, 2009

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in Thousands, Except Per Share Data)

ASSETS

	December 31,
Real estate investments, at cost	2008	2007

Land	$95,545	$72,386
Buildings and improvements	336,609	307,884
	432,154	380,270
Less accumulated depreciation	44,698	36,228
	387,456	344,042

Investment in unconsolidated joint ventures	5,857	6,570
Cash and cash equivalents	10,947	25,737
Restricted cash	-	7,742
Unbilled rent receivable	10,916	9,893
Unamortized intangible lease assets	8,481	4,935
Escrow, deposits and other receivables	1,569	2,465
Investment in BRT Realty Trust at market (related party)	111	459
Unamortized deferred financing costs	2,856	3,119
Other assets (including available-for-sale securities at market of $297 and $1,024)	912	1,672
	$429,105	$406,634

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities: Mortgages and loan payable	$225,514	$222,035
Line of credit	27,000	-
Dividends payable	2,239	3,638
Accrued expenses and other liabilities	5,143	4,252
Unamortized intangible lease liabilities	5,234	5,470
Total liabilities	265,130	235,395
Commitments and contingencies	-	-

Stockholders' equity: Preferred stock, $1 par value; 12,500 shares authorized; none issued	-	-
Common stock, $1 par value; 25,000 shares authorized; 9,962 and 9,906 shares issued and outstanding	9,962	9,906
Paid-in capital	138,688	137,076
Accumulated other comprehensive (loss) income – net unrealized (loss) gain on available-for-sale securities	(239)	344
Accumulated undistributed net income	15,564	23,913

Total stockholders' equity	163,975	171,239
Total liabilities and stockholders’ equity	$429,105	$406,634

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

Continued on next page.

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

The Company has elected to follow the cumulative earnings approach when assessing for the statement of cash flows whether the distribution from the investee is a return of the investor’s investment as compared to a return on its investment. The source of the cash generated by the investee to fund the distribution is not a factor in the analysis (that is, it does not matter whether the cash was generated through investee refinancing, sale of assets or operating results). Rather, the investor need only consider the relationship between the cash received from the investee to its equity in the undistributed earnings of the investee, on a cumulative basis, in assessing whether the distribution from the investee is a return on or return of its investment.  Cash received from the unconsolidated entity is presumed to be a return on the investment to the extent that, on a cumulative basis, distributions received by the investor are less than its share of the equity in the undistributed earnings of the entity. The Company monitors on a cumulative basis the distributions received versus the cumulative equity earned in order to properly present the distribution in the cash flow statement.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchaed.

Restricted Cash

Restricted cash at December 31, 2007 consists of a cash deposit as required by a certain loan payable agrement for collateral.  (See Note 5)

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 15 - QUARTERLY FINANCIAL DATA (Unaudited):
(In Thousands, Except Per Share Data)

	Quarter Ended
2008	March 31	June 30	Sept. 30	Dec. 31	Total For Year
Rental revenues as previously reported	$9,398	$9,686	$9,950	$10,954	$39,988
Revenues from discontinued operations (A)	353	-	-	-	353
Revenues	$9,751	$9,686	$9,950	$10,954	$40,341
Income (loss)from continuing operations (B)	$2,779	$3,246	$2,468	$(3,601)	$4,892
Income from discontinued operations (B)	-	-	-	-	-
Net income	$2,779	$3,246	$2,468	$(3,601)	$4,892
Weighted average number of common shares outstanding - basic and diluted	10,152	10,219	10,169	10,192	10,183
Net income per common share –basic and diluted:
Income (loss)from continuing operations (B)	$.27	$.32	$.24	$(.35)	$.48	(C)
Income from discontinued operations (B)	-	-	-	-	-
Net income (loss)	$.27	$.32	$.24	$(.35)	$.48	(C)

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

(a) Reconciliation of “Real Estate and Accumulated Depreciation”
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