Form 10-Q
period 2009-03-31
ONE LIBERTY PROPERTIES INC
filed 2009-05-07
CIK 712770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Yes  ☒          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐          No ☐

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

As of May 4, 2009, the registrant had 10,662,613 shares of common stock outstanding.

Part I – FINANCIAL INFORMATION

Item 1    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Data)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Real estate investments, at cost
Land	$94,981	$95,545
Buildings and improvements	334,452	336,609
	429,433	432,154
Less accumulated depreciation	46,137	44,698
	383,296	387,456

Investment in unconsolidated joint ventures	5,855	5,857
Cash and cash equivalents	15,884	10,947
Unbilled rent receivable	11,153	10,916
Unamortized intangible lease assets	8,187	8,481
Escrow, deposits and other receivables	1,781	1,569
Investment in BRT Realty Trust at market (related party)	107	111
Unamortized deferred financing costs	2,774	2,856
Other assets (including available-for-sale securities at market of $261 and $297)	936	912

Total assets	$429,973	$429,105

Liabilities and Stockholders’ Equity
Liabilities:
Mortgages payable	$226,530	$225,514
Line of credit	27,000	27,000
Dividends payable	223	2,239
Accrued expenses and other liabilities	4,831	5,143
Unamortized intangible lease liabilities	5,132	5,234

Total liabilities	263,716	265,130

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	-	-
Common stock, $1 par value; 25,000 shares authorized; 9,918 and 9,962 shares issued and outstanding	9,918	9,962
Paid-in capital	140,812	138,688
Accumulated other comprehensive loss	(461)	(239)
Accumulated undistributed net income	15,988	15,564

Total stockholders’ equity	166,257	163,975

Total liabilities and stockholders’ equity	$429,973	$429,105

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Rental income	$10,679	$9,655

Operating expenses:
Depreciation and amortization	2,352	2,033
General and administrative (including $547 in each period to related party)	1,649	1,596
Federal excise tax	-	11
Real estate expenses	285	60
Leasehold rent	77	77
Total operating expenses	4,363	3,777

Operating income	6,316	5,878

Other income and expenses:
Equity in earnings of unconsolidated joint ventures	160	145
Gain on disposition of real estate of unconsolidated joint venture	-	297
Interest and other income	28	209
Interest:
Expense	(3,813)	(3,635)
Amortization of deferred financing costs	(281)	(158)

Income from continuing operations	2,410	2,736

Discontinued operations:
Income from operations	472	43
Impairment charge on property sold at a loss	(229)	-

Income from discontinued operations	243	43

Net income	$2,653	$2,779

Weighted average number of common shares outstanding - basic and diluted	10,694	10,681

Net income per common share – basic and diluted:
Income from continuing operations	$.23	$.26
Income from discontinued operations	.02	-
Net income per common share	$.25	$.26

Cash distribution per share of common stock	$.02	$.36
Stock distribution per share of common stock	$.20	-

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three month period ended March 31, 2009 (Unaudited)
and the year ended December 31, 2008
(Amounts in Thousands)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Undistributed Net Income	Total

Balances, January 1, 2008	$9,906	$137,076	$344	$23,913	$171,239

Distributions – common stock ($1.30 per share)	-	-	-	(13,241)	(13,241)
Repurchase of common stock	(125)	(1,702)	-	-	(1,827)
Shares issued through dividend reinvestment plan	158	2,449	-	-	2,607
Restricted stock vesting	23	(23)	-	-	-
Compensation expense – restricted stock	-	888	-	-	888
Net income	-	-	-	4,892	4,892
Other comprehensive loss –
Net unrealized loss on available-for-sale securities	-	-	(583)	-	(583)
Comprehensive income	-	-	-	-	4,309

Balances, December 31, 2008	9,962	138,688	(239)	15,564	163,975

Distributions – common stock ($.22 per share)	-	2,006	-	(2,229)	(223)
Repurchase of common stock	(44)	(99)	-	-	(143)
Compensation expense – restricted stock	-	217	-	-	217
Net income	-	-	-	2,653	2,653
Other comprehensive loss -	-	-	(38)	-	(38)
Net unrealized loss on available-for-sale securities
Net unrealized loss on derivative instruments	-	-	(184)	-	(184)
Comprehensive income	-	-	-	-	2,431

Balances, March 31, 2009	$9,918	$140,812	$(461)	$15,988	$166,257

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$2,653	$2,779
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charge on property sold at a loss	229	-
Increase in rental income from straight-lining of rent	(237)	(330)
(Decrease) increase in rental income from amortization of intangibles relating to leases	24	(57)
Amortization of restricted stock expense	217	206
Equity in earnings of unconsolidated joint ventures	(160)	(145)
Gain on disposition of real estate of unconsolidated joint venture	-	(297)
Distributions of earnings from unconsolidated joint ventures	135	145
Depreciation and amortization	2,359	2,051
Amortization of financing costs	281	158
Changes in assets and liabilities:
(Increase) decrease in escrow, deposits and other assets and receivables	(272)	504
(Decrease) in accrued expenses and other liabilities	(521)	(648)
Net cash provided by operating activities	4,708	4,366

Cash flows from investing activities:
Purchase of real estate and improvements	(4)	(2,821)
Net proceeds from sale of real estate	1,764	-
Investment in unconsolidated joint ventures	(3)	(39)
Distributions of return of capital from unconsolidated joint ventures	32	1,327
Net proceeds from sale of available-for-sale securities	-	519
Net cash provided by (used in) investing activities	1,789	(1,014)

Cash flows from financing activities:
Repayment of mortgages payable	(1,543)	(1,265)
Proceeds from mortgage financings	2,559	-
Payment of financing costs	(194)	(59)
Increase in restricted cash	-	(38)
Cash distributions – common stock	(2,239)	(3,640)
Repurchase of common stock	(143)	-
Issuance of shares through dividend reinvestment plan	-	783
Net cash used in financing activities	(1,560)	(4,219)

Net increase (decrease) in cash and cash equivalents	4,937	(867)
Cash and cash equivalents at beginning of period	10,947	25,737
Cash and cash equivalents at end of period	$15,884	$24,870

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,188	$3,673
Supplemental schedule of non-cash investing and financing activities:
Assumption of mortgages payable in connection with purchase of real estate	-	$2,771
Purchase accounting allocations – intangible lease assets	-	105
Purchase accounting allocations – intangible lease liabilities	-	(451)
Purchase accounting allocations – mortgage payable discount	-	(40)

See accompanying notes to consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 – Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in the state of Maryland.  OLP is a self-administered and self-managed real estate investment trust (“REIT”).  OLP acquires, owns and manages a geographically diversified portfolio of retail, including furniture and office supply stores, industrial, office, flex, health and fitness and other properties, a substantial portion of which are under long-term net leases.  As of March 31, 2009, OLP owns 78 properties, six of which are vacant, and one of which is a 50% tenancy in common interest.  OLP’s joint ventures own five properties, one of which is vacant. The 83 properties are located in 29 states.

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of March 31, 2009 and 2008 and for the three months ended March 31, 2009 and 2008 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results for the full year.

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

Certain amounts reported in previous consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current year’s presentation, primarily to reclassify the operations of a property that was sold during March 2009 as discontinued operations and to reclassify another property’s operations that were presented as discontinued operations at March 31, 2008 to continuing operations. This property had been marketed for sale from August 2007 until May 2008 when the Company determined that the market was not favorable for a sale of such property.

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company's Annual Report on Form 10-K and Amendment No. 1 thereto (Form 10-K/A) for the year ended December 31, 2008.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 3 - Earnings Per Common Share

For the three months ended March 31, 2009 and 2008, basic earnings per share was determined by dividing net income for each period by the weighted average number of shares of common stock outstanding, which includes unvested restricted stock during each period, plus the common stock issued in connection with the dividend paid in April 2009, as discussed in Note 8.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts exercisable for, or convertible into, common stock were exercised or converted or resulted in the issuance of common stock that shared in the earnings of the Company.  There were no outstanding options to purchase shares of common stock in the three months ended March 31, 2009 and 2008.

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

The Company’s remaining five unconsolidated joint ventures each own and operate one property.  At March 31, 2009 and December 31, 2008, the Company’s equity investment in unconsolidated joint ventures totaled $5,855,000, and $5,857,000, respectively, and in addition to the gain on sale of property of $297,000 in the three months ended March 31, 2008, contributed $160,000 and $145,000 in equity earnings for the three months ended March 31, 2009 and 2008, respectively.

Note 5 – Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our tenants to make required rent payments.  If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required.  At March 31, 2009 and December 31, 2008, the balance in allowance for doubtful accounts was $97,000 and $160,000, respectively.

Note 6 – Discontinued Operations

In February 2009, the Company entered into a lease termination agreement with a retail tenant of a Texas property that had been paying its rent on a current basis, but had vacated the property in 2006. Pursuant to the agreement, the tenant paid the Company $400,000 as consideration for the termination, which payment was recorded as rental income of discontinued operations.  On March 5, 2009, the Company completed the sale of this property to an unrelated party for consideration of $1,900,000 and recorded an impairment charge of $229,000 to recognize the net loss. This is in addition to an impairment charge of $752,000 taken in the quarter ended June 30, 2008. At December 31, 2008, this property had a net book value of $2,072,000 and was classified as a real estate investment.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 6 – Discontinued Operations (Continued)

The following is a summary of income from discontinued operations applicable to this property for the three months ended March 31, 2009 and 2008 (amounts in thousands):

	Three Months Ended March 31,
	2009	2008

Rental income, including $400 lease termination fee in 2009	$479	$96

Depreciation and amortization	7	18
Interest expense	-	35
Total expenses	7	53

Income from discontinued operations before impairment charge	472	43

Impairment charge on property sold at a loss	(229)	-

Income from discontinued operations	$243	$43

Note 7 - Circuit City Stores, Inc.

Circuit City Stores, Inc., a retail tenant which previously leased five of our properties, filed for protection under the Federal bankruptcy laws in November 2008, rejected leases for two of our properties in December 2008 and the remaining three properties in March 2009.  At March 31, 2009, a non-recourse mortgage which is secured and cross collateralized by the five former Circuit City properties had an outstanding balance of $8,706,000.  The Company has not made any payments on this mortgage since December 1, 2008 and has received a letter of default on March 16, 2009. The Company is currently in discussions with representatives of the mortgagee.  The Company continues to accrue interest expense, totaling $169,000 at March 31, 2009, on this mortgage which matures in December 2014.  The net book value of these five properties was $8,121,000 at March 31, 2009, after giving effect to a $5,231,000 impairment charge taken at December 31, 2008.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 8 - Common Stock Dividend Distribution

On March 13, 2009, the Board of Directors declared a quarterly dividend for the Company’s common stock of $.22 per share payable in cash and shares of the Company’s common stock. The distribution was paid on April 27, 2009 to stockholders of record on March 30, 2009 and totaled $2,229,000, of which $223,000 was paid in cash and the balance was paid by the issuance of 529,000 shares of common stock, valued at $3.79 per share. All per share amounts have been retroactively adjusted to reflect the stock dividend. The number of common shares issued and outstanding as presented on the balance sheet at March 31, 2009 would have been 10,447,000, taking into account the 529,000 shares issued on April 27, 2009.

Note 9 - Comprehensive Income

Comprehensive income for the three months ended March 31, 2009 and 2008 is as follows (amounts in thousands):
	Three Months Ended March 31,
	2009	2008

Net income	$2,653	$2,779
Other comprehensive loss –
Net unrealized loss on available-for-sale securities	(38)	(97)
Net unrealized loss on derivative instruments	(184)	-

Comprehensive income	$2,431	$2,682

Accumulated other comprehensive loss includes an accumulated net unrealized loss on available-for-sale securities of $277,000 and a net unrealized loss on derivative instruments of $184,000, totaling $461,000 at March 31, 2009.  At December 31, 2008, it was comprised solely of a net accumulated unrealized loss on available-for-sale securities of $239,000.

Note 10 – Restricted Stock

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments,” effective January 1, 2006.  SFAS No. 123R established financial accounting and reporting standards for stock-based employee compensation plans, including all arrangements by which employees and others receive shares of stock or other equity instruments of the employer, or the employer incurs liabilities to employees in amounts based on the price of the employer’s stock.  The statement also defined a fair value based method of accounting for an employee stock option or similar equity instrument whereby the fair-value is recorded based on the market value of the common stock on the grant date and is amortized to general and administrative expense over the respective vesting periods.

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

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 10 – Restricted Stock (Continued)

	Three Months Ended March 31,
	2009	2008
Restricted share grants	-	50,550
Average per share grant price	-	$17.50
Recorded as deferred compensation	-	$885,000

Total charge to operations, all outstanding restricted grants	$217,000	$206,000

Non-vested shares:
Non-vested beginning of period	213,625	186,300
Grants	-	50,550
Vested during period	-	-
Forfeitures	-	(500)
Non-vested end of period	213,625	236,350

Through March 31, 2009, a total of 243,075 shares were issued, of which 28,675 shares vest on April 14, 2009 and 31,925 shares remain available for grant pursuant to the Incentive Plan, and approximately $1,959,000 remains as deferred compensation and will be charged to expense over the remaining respective vesting periods. The weighted average vesting period is approximately 2.2 years.  As of March 31, 2009, there were no options outstanding under the Incentive Plan.

The Company’s Board of Directors has approved, subject to stockholder approval, the adoption of the Company’s 2009 Incentive Plan, under which 600,000 additional shares of the Company’s common stock will be available for grant as stock options, restricted stock and/or performance- based awards.

Note 11 – Line of Credit

The Company has a $62,500,000 revolving credit facility (“Facility”) with VNB New York Corp., Bank Leumi USA, Israel Discount Bank of New York and Manufacturers and Traders Trust Company. The Facility matures on March 31, 2010 and provides that the Company pay interest at the lower of LIBOR plus 2.15% or the respective bank’s prime rate on funds borrowed and has an unused facility fee of ¼%.  At March 31, 2009, there was $27,000,000 outstanding under the Facility.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

 Note 12 – Assets and Liabilities Measured at Fair Value

The Company accounts for fair value measurements in accordance with Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).  SFAS No. 157 was effective on January 1, 2009 for non-financial assets and non-financial liabilities and on January 1, 2008 for financial assets and financial liabilities.

The fair value of the Company’s available-for-sale securities and derivative financial instrument was determined using the following inputs as of March 31, 2009:

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Available-for-sale securities	$368,000	$368,000	$368,000	$-	$-

Financial liabilities:
Derivative financial instruments	$788,000	$788,000	$-	$788,000	$-

Available-for-sale securities

All of the Company’s marketable securities and its investment in common shares of BRT Realty Trust are classified as available-for-sale securities.  The total cost of such securities is $645,000 and the aggregate amount of unrealized losses is $277,000, which is included in Accumulated Other Comprehensive Loss on the balance sheet.  Fair values are approximated on current market quotes from financial sources that track such securities.

Derivative financial instruments and hedging activities

The Company entered into two interest rate swaps to manage its interest rate risk in connection with two mortgages in the aggregate principal amount of $20,675,000, of which $20,612,000 is outstanding at March 31, 2009.  The valuation of the instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 12 – Assets and Liabilities Measured at Fair Value (Continued)

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No.161”), amends and expands the disclosure requirements of FASB Statement No. 133  (“SFAS 133”) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2009, and March 31, 2008, there was no hedge ineffectiveness effecting earnings.

Amounts reported in Accumulated Other Comprehensive Loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $145,000 will be reclassified as an increase to interest expense.

As of March 31, 2009, the Company had one outstanding interest rate swap with a notional amount of $10,000,000 that was designated as a cash flow hedge of interest rate risk. In addition, the Company had one outstanding interest rate swap, with a notional amount of $10,612,000 that was not designated in hedging relationships.  Interest rate swaps not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements. For the three months ended March 31, 2009, the change in the fair value of our interest rate swap not designated in hedging relationships was recorded directly in interest expense and was equal to $9,000, which includes the positive fair value change of $46,000 less the difference between the variable and the fixed rate of the swap of $55,000.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 12 – Assets and Liabilities Measured at Fair Value (Continued)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of March 31, 2009.

	Liability Derivatives

	As of March 31, 2009		As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under SFAS 133:

Interest Rate Products	Other liabilities	$184,000	Other liabilities	$-

Derivatives not designated as hedging instruments under SFAS 133:

Interest Rate Products	Other liabilities	$604,000	Other liabilities	$650,000

The tables below present the effect of the Company’s derivative financial instruments on the income statement for the three months ended March 31, 2009:

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain/ (Loss) in Other Comprehensive Income (Effective Portion)	Gain/ (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Gain/(Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Location	Amount	Location	Amount

Interest Rate Products	$(184,000)	Interest expense	$-	Other expense	$-

Derivatives Not Designated as Hedging Instruments Under SFAS 133	Location of Gain/(Loss) in Income on Derivative	Amount of Gain/(Loss) in Income on Derivative
Interest Rate Products	Interest expense	$46,000

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 12 – Assets and Liabilities Measured at Fair Value (Continued)

The Company did not have any derivative instruments during the three months ended March 31, 2008.

The Company has agreements with each of its derivative counterparties that contain a provision that provides that if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of March 31, 2009, the fair value of derivatives in a liability position related to these agreements was $788,000. As of March 31, 2009, the Company has not posted any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their termination value of $894,000.

Note 13 - New Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (R), “Business Combinations - a replacement of FASB Statement No. 141” (“SFAS No. 141 (R)”), which applies to all transactions or events in which an entity obtains control of one or more businesses.  SFAS No. 141 (R) (i) establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, (ii) requires expensing of most transaction costs, and (iii) requires the acquirer to disclose to investors and other users of the information needed to evaluate and understand the nature and financial effect of the business combination. The principal impact of the adoption of SFAS No. 141 (R) on the Company’s consolidated financial statements will be the requirement that the Company expense most of its transaction costs relating to its acquisition activities.  The Company adopted SFAS No. 141 (R) on January 1, 2009 and has determined that it has no effect on its consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements an amendment of ARB No 51” (“SFAS No. 160”).  SFAS No. 160 requires non-controlling interests in consolidated subsidiaries to be displayed in the statement of financial position as a separate component of equity. Earnings and losses attributable to non-controlling interests are no longer reported as part of consolidated earnings, rather they are disclosed on the face of the income statement.  The Company adopted SFAS No. 160 on January 1, 2009 and due to the current 100% ownership of the Company’s consolidated subsidiaries, SFAS No. 160 has no impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, ‘‘Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,’’ (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share. The Company adopted FSP EITF 03-6-1 on January 1, 2009 and the adoption had no impact on the Company as the unvested restricted stock awards were previously included in the per share amounts for both basic and diluted earnings per share.

Item 2.	Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

With the exception of historical information, this quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," “could,” "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions or variations thereof.  Forward-looking statements should not be relied on since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements.  Investors are cautioned not to place undue reliance on any forward-looking statements.

Overview

We are a self-administered and self-managed real estate investment trust, or REIT, and we primarily own real estate that we net lease to tenants.   As of March 31, 2009 we own 78 properties, including a 50% tenancy in common interest in one property and participate in five joint ventures which own a total of five properties.  These 83 properties are located in 29 states.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute currently at least 90% of ordinary taxable income to our stockholders.  We intend to comply with these requirements and to maintain our REIT status.

Our growth strategy relies, to a large extent, on the acquisition of additional properties that are subject to long-term net leases and that have locations, demographics and other investment attributes that we believe to be attractive.  In order to fund these acquisitions, we typically use funds borrowed under our credit facility and then seek mortgage indebtedness for the purchased properties on a non-recourse basis, repaying any funds borrowed under the credit facility.  Institutions have significantly curtailed their lending activities and it has been challenging to secure mortgage indebtedness. In addition, we are monitoring our cash needs, our liquidity and the status of our portfolio to preserve cash.  As a result of this and until the economy stabilizes, we have adopted a conservative property acquisition strategy.

Results of Operations

Comparison of Three Months Ended March 31, 2009 and 2008

Revenues

Rental income increased by $1 million, or 10.6%, to $10.7 million for the three months ended March 31, 2009 from $9.7 million for the three months ended March 31, 2008.  The increase in rental income is primarily due to rental revenues of $1.2 million earned on twelve properties acquired by us during 2008.  The increase in rental income was offset primarily by a decrease of $260,000 in rental income from Circuit City, which formerly leased five of our properties.  Circuit City, which filed for protection under the federal bankruptcy laws in November 2008, rejected two of its leases on our properties in December 2008 and three of its leases on our properties in March 2009.

Operating Expenses

Depreciation and amortization expense increased by $319,000, or 15.7%, to $2.4 million for the three months ended March 31, 2009. The increase was primarily due to depreciation and amortization of $238,000 taken on eleven properties acquired during 2008.  The increase was also due to a $59,000 increase in depreciation in the three months ended March 31, 2009 on a property which had been classified as “held for sale” with no depreciation taken during the three months ended March 31, 2008.

General and administrative expenses increased by $53,000, or 3.3%, to $1.6 million for the three months ended March 31, 2009, substantially due to an increase in accounting and legal fees in connection with our year end audit and filings with the Securities and Exchange Commission.

Real estate expenses increased by $225,000, or 375%, to $285,000 for the three months ended March 31, 2009, resulting primarily from real estate taxes and utilities for the five properties formerly leased by Circuit City and another vacant property.

Other Income and Expenses

We recognized a net gain of $297,000 on the sale by a joint venture of a vacant property in the three months ended March 31, 2008. There was no comparable gain in the three months ended March 31, 2009.

Interest and other income decreased by $181,000, or 86.6%, to $28,000 for the three months ended March 31, 2009. Since we applied available cash to the purchase of nine properties in September 2008, we had less cash available for investment in short-term cash equivalents.  To a lesser extent, the decrease results from declining interest rates over the past several quarters.

Interest expense increased by $178,000, or 4.9%, to $3.8 million for the three months ended March 31, 2009.   The increase results primarily from an increase of $180,000 of interest expense related to our line of credit as we drew down funds for the purchase of eight properties in September 2008.  Additionally, the increase was due to interest expense on fixed rate mortgages placed on three properties between September 2008 and November 2008.  These increases were offset in part from the payoff in full of a loan payable, as well as from the monthly principal amortization of mortgages.

Amortization of deferred financing costs increased by $123,000 or 77.8%, to $281,000 for the three months ended March 31, 2009 resulting primarily from $118,000 of accelerated amortization of deferred financing costs relating to a mortgage loan that was refinanced during the current quarter.

Discontinued Operations

Income from discontinued operations was $472,000 for the three months ended March 31, 2009 resulting substantially from a $400,000 lease termination payment by a retail tenant of a Texas property that had been paying its rent on a current basis, but had vacated the property in 2006.  On March 5, 2009, we sold this property to an unrelated party and recorded an impairment charge of $229,000 to recognize the loss. This is in addition to an impairment charge of $752,000 taken during the quarter ended June 30, 2008.  For the three months ended March 31, 2008, income from operations of this property amounted to $43,000.

Liquidity and Capital Resources

We require capital to fund our operations.  Our capital sources include income from operating activities, borrowings under our revolving credit facility and mortgage loans secured by our properties.  Our available liquidity at March 31, 2009 includes approximately $15.9 million of cash and cash equivalents and $35.5 million under our revolving credit facility, which can be used to pay off existing mortgages, to fund the acquisition of additional properties or to invest in joint ventures.  With the tightening of liquidity by lending institutions, it has been difficult to secure mortgage indebtedness and as a result, our ability to make new property acquisitions or increase liquidity will continue to be limited until mortgage loans become more readily available.

We expect to meet our short-term liquidity requirements generally through our cash and cash equivalents and cash provided by operating activities. The most significant source available to us for a new property acquisition is our revolving credit facility.  All of our requests for draw downs under our credit facility have been satisfied to date. However, in view of the current uncertainties in the economy and our limited ability to secure mortgage indebtedness, we have adopted a conservative acquisition strategy and will likely make few, if any, acquisitions in the near term.

We expect to meet our long term liquidity requirements through existing cash resources, proceeds from debt, including under a credit facility, and mortgage financings on our properties (including refinances), and if required, the liquidation of properties.  We believe that the value of our real estate portfolio is, and will continue to be, sufficient to allow us to refinance the existing mortgage debt at maturity and repay all indebtedness we owe under our credit facility.  In addition, in order to increase our cash position, we have reduced our quarterly dividend by 38.8% and in connection with our most recent quarterly dividend paid in April 2009, took advantage of a recently adopted IRS revenue ruling which allows us to satisfy our REIT dividend requirement by paying our quarterly dividend in cash and shares of our common stock, providing the cash portion of the dividend is at least 10% of the aggregate amount.

Our current credit facility matures on March 31, 2010.  The growth of our business through acquisitions is dependent on securing an extension of our credit facility or securing a new credit facility.  Any decision by our lenders (or potential lenders) to provide us with financing will depend upon a number of factors, such as the continuation of the current economic recession, our compliance with the terms of our existing credit facility, our financial performance, industry and market trends, the general availability of and rates applicable to financing transactions, such lenders' resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities. Given the current environment, we expect that the terms of a new facility will be less favorable than our existing facility.

At March 31, 2009, excluding mortgages payable of our unconsolidated joint ventures, we had 40 outstanding mortgages payable covering 61 properties, aggregating approximately $226.5 million in principal amount, all of which are secured by first liens on individual real estate investments with an aggregate carrying value of approximately $359 million, before accumulated depreciation. The mortgages bear interest at fixed rates ranging from 5.44% to 8.8%, and mature between 2009 and 2037.  During the period April 1, 2009 through December 31, 2009, $3.2 million of our mortgage debt will mature. We believe we will be able to refinance the mortgage indebtedness which becomes due in 2009 but in the event that we are unable to do so, our present and anticipated cash position is sufficient to repay this mortgage debt.

We have not made any payments since December 1, 2008 on an $8.7 million non-recourse mortgage secured by our five properties formerly leased to Circuit City and received a letter of default on March 16, 2009.  We are currently in discussions with representatives of the mortgagee.

Credit Facility

We are a party to a credit agreement, as amended, with VNB New York Corp., Bank Leumi, USA, Manufacturers and Traders Trust Company and Israel Discount Bank of New York which provides for a $62.5 million revolving credit facility.  The credit facility is available to us to pay off existing mortgages, to fund the acquisition of additional properties or to invest in joint ventures.  The facility matures on March 31, 2010.  Borrowings under the facility bear interest at the lower of LIBOR plus 2.15% or the bank’s prime rate and there is an unused facility fee of ¼% per annum.  Net proceeds received from the sale or refinancing of properties are required to be used to repay amounts outstanding under the facility if proceeds from the facility were used to purchase or refinance the property.  The facility is guaranteed by our subsidiaries that own unencumbered properties and is secured by the outstanding stock of subsidiary entities. In September 2008, we borrowed $34 million under our line of credit to facilitate the purchase of eight properties, of which $7 million was repaid in November 2008 with a portion of the proceeds from a mortgage financing of one of our properties. As of March 31, 2009, there was $27 million outstanding under the facility.

At March 31, 2009, we had no outstanding contingent commitments, such as guarantees of indebtedness, or any other contractual cash obligations, other than mortgage payable debt, interest rate swaps and the amount outstanding under our line of credit.

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

With respect to the quarterly dividend we have historically paid in April, we took advantage of a recently adopted IRS revenue ruling which allows us to satisfy the distribution requirement by paying the dividend in cash and our common stock, provided the cash component represents at least 10% of the aggregate distribution.  Accordingly, the dividend paid on April 27, 2009, aggregating $2,229,000, consisted of $223,000 in cash and 529,000 shares of our common stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is the effect of changes in interest rates on the interest cost of draws on our revolving variable rate credit facility and the effect of changes in the fair value of our interest rate swap agreements.  Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

As of March 31, 2009, we had two interest rate swap agreements outstanding which have an aggregate notional value of $20.6 million.  The fair market value of the interest rate swap is dependent upon existing market interest rates and swap spreads, which change over time.  As of March 31, 2009, if there had been a 50 basis point increase in forward interest rates, the fair market value of the interest rate swaps would have increased by approximately $451,000.  If there were a 50 basis point decrease in forward interest rates, the fair market value of the interest rate swap would have decreased by approximately $463,000.

We utilize interest rate swaps to limit interest rate risk.  Derivatives are used for hedging purposes rather than speculation.  We do not enter into financial instruments for trading purposes.

In connection with our long-term mortgage debt, which bears interest at fixed rates or is subject to an interest rate swap, and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.  Our credit facility is a revolving variable rate facility which is sensitive to interest rates.  Under current market conditions, we do not believe that our risk of material potential losses in future earnings, fair values and/or cash flows from near-term changes in market rates that we consider reasonably possible is material.

We assessed the market risk for our revolving variable rate credit facility and believe that a 1% increase in interest rates would cause a decrease in annual net income of $270,000 and a 1% decrease would cause an increase in annual net income of $270,000 based on the $27 million outstanding on our credit facility at March 31, 2009.

Item 4.  Controls and Procedures

As required under Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2009 are effective.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On November 6, 2008, we announced that our board of directors authorized a program for us to repurchase up to 500,000 shares of our common stock in the open market from time to time, which may continue for up to twelve months.  Set forth below is a table which provides the purchases we made in the three months ended March 31, 2009:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2009- January 31, 2009	-	-	-	467,836 shares
February 1, 2009- February 28, 2009	-	-	-	467,836 shares
March 1, 2009- March 31, 2009	44,133 shares	$3.24	44,133 shares	423,703 shares

Item 6.	Exhibits

Exhibit 31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed with this Form 10-Q.)

Exhibit 31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed with this Form 10-Q.)

Exhibit 32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed with this Form 10-Q.)

Exhibit 32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed with this Form 10-Q.)

ONE LIBERTY PROPERTIES, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

One Liberty Properties, Inc.
(Registrant)

May 7, 2009	/s/ Patrick J. Callan, Jr.
Date	Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

May 7, 2009	/s/ David W. Kalish
Date	David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)