Form 10-Q
period 2009-06-30
ONE LIBERTY PROPERTIES INC
filed 2009-08-06
CIK 712770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

As of August 4, 2009, the registrant had 10,914,783 shares of common stock outstanding.

Part I – FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Data)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Real estate investments, at cost
Land	$93,022	$93,585
Buildings and improvements	327,535	329,260
	420,557	422,845
Less accumulated depreciation	47,089	43,556
	373,468	379,289

Investment in unconsolidated joint ventures	5,869	5,857
Cash and cash equivalents	18,219	10,947
Unbilled rent receivable	11,319	10,916
Unamortized intangible lease assets	7,925	8,481
Properties held for sale	8,075	8,167
Escrow, deposits and other receivables	1,762	1,569
Investment in BRT Realty Trust at market (related party)	135	111
Unamortized deferred financing costs	2,614	2,856
Other assets (including available-for-sale securities
at market of $2,143 and $297)	2,938	912
Total assets	$432,324	$429,105
Liabilities and Stockholders’ Equity
Liabilities:
Mortgages payable	$216,436	$216,808
Mortgages payable-properties held for sale	8,706	8,706
Line of credit	27,000	27,000
Dividends payable	234	2,239
Accrued expenses and other liabilities (including $585 and $159 relating to properties held for sale)	4,471	5,143
Unamortized intangible lease liabilities	5,030	5,234
Total liabilities	261,877	265,130

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares
authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized;
10,370 and 9,962 shares issued and outstanding	10,370	9,962
Paid-in capital	141,986	138,688
Accumulated other comprehensive loss	(8)	(239)
Accumulated undistributed net income	18,099	15,564
Total stockholders’ equity	170,447	163,975
Total liabilities and stockholders’ equity	$432,324	$429,105

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$10,540	$9,463	$21,175	$18,814
Lease termination fee	1,784	—	1,784	—
Total revenues	12,324	9,463	22,959	18,814

Operating expenses:
Depreciation and amortization	2,287	2,177	4,538	4,130
General and administrative (including $547, $547, $1,094 and $1,094, respectively, to related party)	1,602	1,590	3,252	3,198
Real estate expenses	164	58	340	114
Leasehold rent	77	77	154	154
Total operating expenses	4,130	3,902	8,284	7,596

Operating income	8,194	5,561	14,675	11,218

Other income and expenses:
Equity in earnings of unconsolidated joint ventures	149	152	308	297
Gain on disposition of real estate of
unconsolidated joint venture	—	—	—	297
Interest and other income	178	121	207	331
Interest:
Expense	(3,599)	(3,503)	(7,286)	(7,010)
Amortization of deferred financing costs	(164)	(150)	(439)	(301)
Gain on sale of excess unimproved land	—	1,830	—	1,830

Income from continuing operations	4,758	4,011	7,465	6,662

Discontinued operations:
(Loss) income from operations	(315)	(13)	(140)	115
Impairment charge on property sold at a loss	—	(752)	(229)	(752)

Loss from discontinued operations	(315)	(765)	(369)	(637)

Net income	$4,443	$3,246	$7,096	$6,025

Weighted average number of common shares outstanding – basic and diluted	11,015	11,124	11,042	11,152

Net income per common share – basic and diluted:
Income from continuing operations	$.43	$.36	$.67	$.60
Loss from discontinued operations	(.03)	(.07)	(.03)	(.06)
Net income per common share	$.40	$.29	$.64	$.54

Cash distribution declared per share of common stock	$.02	$.36	$.04	$.72
Stock distribution declared per share of common stock	$.20	$—	$.40	$—

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the six month period ended June 30, 2009 (Unaudited)
and the year ended December 31, 2008
(Amounts in Thousands)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Undistributed Net Income	Total
Balances, January 1, 2008	$9,906	$137,076	$344	$23,913	$171,239

Distributions – common stock ($1.30 per share)	—	—	—	(13,241)	(13,241)
Repurchase of common stock	(125)	(1,702)	—	—	(1,827)
Shares issued through dividend reinvestment plan	158	2,449	—	—	2,607
Restricted stock vesting	23	(23)	—	—	—
Compensation expense – restricted stock	—	888	—	—	888
Net income	—	—	—	4,892	4,892
Other comprehensive loss – Net unrealized loss on available-for-sale securities	—	—	(583)	—	(583)
Comprehensive income	—	—	—	—	4,309

Balances, December 31, 2008	9,962	138,688	(239)	15,564	163,975

Distributions – common stock ($.44 per share)	529	3,483	—	(4,561)	(549)
Repurchase of common stock	(152)	(565)	—	—	(717)
Restricted stock vesting	31	(31)			—
Compensation expense – restricted stock	—	411	—	—	411
Net income	—	—	—	7,096	7,096
Other comprehensive income - Net unrealized gain on available-for-sale securities	—	—	8	—	8
Net unrealized gain on derivative instruments	—	—	223	—	223
Comprehensive income	—	—	—	—	7,327

Balances, June 30, 2009	$10,370	$141,986	$(8)	$18,099	$170,447

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$7,096	$6,025
Adjustments to reconcile net income to net cash provided
by operating activities:
Gain on sale of excess unimproved land	—	(1,830)
Impairment charge on property sold at a loss	229	752
Increase in rental income from straight-lining of rent	(565)	(638)
Decrease in rental income resulting from bad debt expense	343	178
Increase (decrease) in rental income from amortization of intangibles
relating to leases	37	(121)
Amortization of restricted stock expense	411	445
Equity in earnings of unconsolidated joint ventures	(308)	(297)
Gain on disposition of real estate of unconsolidated joint venture	—	(297)
Distributions of earnings from unconsolidated joint ventures	265	273
Depreciation and amortization	4,691	4,326
Amortization of financing costs	451	314
Changes in assets and liabilities:
(Increase) decrease in escrow, deposits, other assets and receivables	(554)	1,092
(Decrease) in accrued expenses and other liabilities	(474)	(519)
Net cash provided by operating activities	11,622	9,703

Cash flows from investing activities:
Purchase of real estate and improvements	(431)	(5,098)
Net proceeds from sale of real estate and excess unimproved land	1,764	2,977
Investment in unconsolidated joint ventures	(7)	(374)
Distributions of return of capital from unconsolidated joint ventures	45	1,357
Net proceeds from sale of available-for-sale securities	—	519
Purchase of available-for-sale securities	(1,869)	—
Net cash used in investing activities	(498)	(619)

Cash flows from financing activities:
Repayment of mortgages payable	(2,931)	(4,497)
Proceeds from mortgage financings	2,559	—
Payment of financing costs	(209)	(11)
Increase in restricted cash	—	(46)
Cash distributions – common stock	(2,554)	(7,306)
Repurchase of common stock	(717)	(1,104)
Issuance of shares through dividend reinvestment plan	—	1,401
Net cash used in financing activities	(3,852)	(11,563)

Net increase (decrease) in cash and cash equivalents	7,272	(2,479)
Cash and cash equivalents at beginning of period	10,947	25,737
Cash and cash equivalents at end of period	$18,219	$23,258

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Amounts in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$7,838	$7,346
Supplemental schedule of non-cash investing and financing activities:
Reclassification of real estate owned to properties held for sale	$8,075	$—
Reclassification of mortgages payable to mortgages payable-properties held for sale	8,706	8,706
Common stock dividend – portion paid in shares of Company’s common stock	2,004	—
Assumption of mortgages payable in connection with purchase of real estate	—	2,771
Purchase accounting allocations – intangible lease assets	—	283
Purchase accounting allocations – intangible lease liabilities	—	(451)
Purchase accounting allocations – mortgage payable discount	—	(40)

See accompanying notes to consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 – Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in the state of Maryland.  OLP is a self-administered and self-managed real estate investment trust (“REIT”).  OLP acquires, owns and manages a geographically diversified portfolio of retail, including furniture and office supply stores, industrial, office, flex, health and fitness and other properties, a substantial portion of which are under long-term net leases.  As of June 30, 2009, OLP owned 78 properties, seven of which are vacant (including five properties formerly leased to Circuit City Stores, Inc. and classified as held for sale), and one of which is a 50% tenancy in common interest.  OLP’s joint ventures owned five properties, one of which is vacant. The 83 properties are located in 29 states.

Note 2 – Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 2009 and 2008 and for the six and three months ended June 30, 2009 and 2008 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the six and three months ended June 30, 2009 are not necessarily indicative of the results for the full year.

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

Certain amounts reported in previous consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current year’s presentation, primarily to reclassify the assets and liabilities of five properties that were formerly leased to Circuit City as held for sale at June 30, 2009 and to reclassify the operations of these properties, as well as a property that was sold during March 2009, to discontinued operations at June 30, 2009.

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company's Annual Report on Form 10-K and Amendment No. 1 thereto (Form 10-K/A) for the year ended December 31, 2008.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 3 – Earnings Per Common Share

For the six and three months ended June 30, 2009 and 2008, basic earnings per share was determined by dividing net income for each period by the weighted average number of shares of common stock outstanding, which includes unvested restricted stock during each period, plus the common stock issued in connection with the dividends paid in April and July 2009, as discussed in Note 9.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts exercisable for, or convertible into, common stock were exercised or converted or resulted in the issuance of common stock that shared in the earnings of the Company.  There were no outstanding options to purchase shares of common stock in the six and three months ended June 30, 2009 and 2008.

Note 4 – Investment in Unconsolidated Joint Ventures

The Company’s five unconsolidated joint ventures each own and operate one property.  At June 30, 2009 and December 31, 2008, the Company’s equity investment in unconsolidated joint ventures totaled $5,869,000, and $5,857,000, respectively. The Company recognized a gain on sale of property of $297,000 in the six months ended June 30, 2008 and recorded equity in earnings of $308,000 and $297,000 for the six months ended June 30, 2009 and 2008, respectively.  For the three months ended June 30, 2009 and 2008, the Company recorded equity in earnings of $149,000 and $152,000, respectively.

On March 25, 2008, one of the Company’s unconsolidated joint ventures sold its only property, which was vacant, for a consideration of $1,302,000, net of closing costs.  The sale resulted in a gain to the Company of $297,000 (after giving effect to the Company’s $480,000 share of a direct write down taken by the joint venture in a prior year).

Note 5 – Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our tenants to make required rent payments.  If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required.  At June 30, 2009 and December 31, 2008, the balance in allowance for doubtful accounts was $213,000 and $160,000, respectively, recorded as a reduction to accounts receivable. The Company recorded bad debt expense of $220,000 and $343,000 as a reduction of rental income for the three and six months ended June 30, 2009, of which $58,000 was recorded as discontinued operations for the six months ended June 30, 2009. The Company recorded bad debt expense of $178,000 for the three and six months ended June 30, 2008, recorded as a reduction of rental income in discontinued operations.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 6 – Lease Termination Fee Income

In June 2009, the Company received a $1,905,000 lease termination fee from a retail tenant that had been paying its rent on a current basis, but had vacated the property in March 2009. Offsetting this amount is the write off of the entire balance of the unbilled rent receivable and the intangible lease asset related to this property, aggregating $121,000.  The net amount of $1,784,000 is recorded on the income statement as “Lease Termination Fee” income.

Note 7 – Properties Held for Sale

Circuit City Stores, Inc., a retail tenant which previously leased five properties from five of our wholly-owned subsidiaries, filed for protection under the Federal bankruptcy laws in November 2008, rejected leases for two of the properties in December 2008 and the remaining three properties in March 2009.  At June 30, 2009, non-recourse mortgages, secured and cross collateralized by the five former Circuit City properties, had an outstanding balance of $8,706,000. No payments have been made on these mortgages since December 1, 2008 and a letter of default was received on March 16, 2009.  In July 2009, these properties were conveyed to the mortgagee by deeds-in-lieu of foreclosure and as a result, OLP and the five wholly-owned subsidiaries which owned the Circuit City properties were released from all obligations, including principal, interest and real estate taxes due. The Company accrued interest expense on these mortgages totaling $297,000 for the period December 2008 through June 30, 2009 and accrued real estate tax expense totaling $246,000.  The net book value, which is classified as “held for sale”, of these five properties was $8,075,000 at June 30, 2009, after giving effect to a $5,231,000 impairment charge taken at December 31, 2008. The Company will recognize income of approximately $890,000 from discontinued operations relating to the items mentioned above and certain other items during the three months ended September 30, 2009.

Note 8 – Discontinued Operations

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

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 8 – Discontinued Operations (Continued)

The following is a summary of income from discontinued operations applicable to this property and to the five properties discussed in Note 7 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Rental income	$—	$223	$524	$624

Depreciation and amortization	46	98	154	196
Real estate expenses	136	3	245	7
Interest expense	133	135	265	306
Total expenses	315	236	664	509

(Loss) income from discontinued operations before impairment charge	(315)	(13)	(140)	115
Impairment charge on property sold at a loss	—	(752)	(229)	(752)

Loss from discontinued operations	$(315)	$(765)	$(369)	$(637)

Note 9 – Common Stock Dividend Distributions

On June 4, 2009, the Board of Directors declared a quarterly dividend on the Company’s common stock of $.22 per share payable in cash and shares of the Company’s common stock. The distribution was paid on July 21, 2009 to stockholders of record on June 19, 2009 and totaled $2,333,000, of which $234,000 was paid in cash and the balance was paid by the issuance of 376,000 shares of common stock, valued at approximately $5.58 per share. All per share amounts have been retroactively adjusted to reflect the portion of the dividend paid by the issuance of stock.  The number of common shares issued and outstanding as presented on the balance sheet at June 30, 2009 would have been 10,746,000, taking into account the 376,000 shares issued on July 21, 2009.

On April 27, 2009, the Company paid a quarterly dividend on the Company’s common stock of $.22 per share payable in cash and shares of the Company’s common stock to stockholders of record on March 30, 2009 and totaled $2,229,000, of which $223,000 was paid in cash and the balance was paid by the issuance of 529,000 shares of common stock, valued at approximately $3.79 per share.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 10 – Comprehensive Income

Comprehensive income for the six and three months ended June 30, 2009 and 2008 is as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$4,443	$3,246	$7,096	$6,025
Other comprehensive loss –
Net unrealized gain (loss) on available-for-sale securities	46	(159)	8	(256)
Net unrealized gain on derivative instruments	407	—	223	—
Comprehensive income	$4,896	$3,087	$7,327	$5,769

Accumulated other comprehensive loss includes an accumulated net unrealized loss on available-for-sale securities of $231,000 offset by a net unrealized gain on derivative instruments of $223,000, resulting in a loss of $8,000 at June 30, 2009.  At December 31, 2008, it was comprised solely of a net accumulated unrealized loss on available-for-sale securities of $239,000.

Note 11 – Restricted Stock

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

The Company’s 2009 Stock Incentive Plan (the “Incentive Plan”), approved by the Company’s stockholders in June 2009, permits the Company to grant stock options, restricted stock and/or performance-based awards to its employees, officers, directors and consultants.  The maximum number of shares of the Company’s common stock that may be issued pursuant to the Incentive Plan is 600,000. The restricted stock grants are valued at the fair value as of the date of the grant and substantially all restricted share awards made to date provide for vesting upon the fifth anniversary of the date of grant and under certain circumstances may vest earlier. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the balance sheet until they vest, however dividends are paid on the unvested shares.  The value of such grants is initially deferred, and amortization of amounts deferred is being charged to operations over the respective vesting periods.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 11 – Restricted Stock (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Restricted share grants	102,750	—	102,750	50,550
Average per share grant price	$6.09	—	$6.09	$17.50
Recorded as deferred compensation	$626,000	—	$626,000	$885,000

Total charge to operations, all outstanding restricted grants	$194,000	$239,000	$411,000	$445,000

Non-vested shares:
Non-vested beginning of period	213,625	236,350	213,625	186,300
Grants	102,750	—	102,750	50,550
Vested during period	(30,675)	—	(30,675)	—
Forfeitures	(50)	(75)	(50)	(575)
Non-vested end of period	285,650	236,275	285,650	236,275

Through June 30, 2009, a total of 274,950 and 70,825 shares were issued pursuant to the Company’s 2003 and 2009 Stock Incentive Plans, respectively, of which 50 and 529,175 shares, respectively, remain available for grant.  Approximately $2,391,000 remains as deferred compensation and will be charged to expense over the remaining respective vesting periods. The weighted average vesting period is approximately 3.1 years.  As of June 30, 2009, there were no options outstanding under the Incentive Plans.

Note 12 – Line of Credit

The Company has a $62,500,000 revolving credit facility (“Facility”) with VNB New York Corp., Bank Leumi USA, Israel Discount Bank of New York and Manufacturers and Traders Trust Company. The Facility matures on March 31, 2010 and provides that the Company pays interest at the lower of LIBOR plus 2.15% or the respective bank’s prime rate on funds borrowed and has an unused facility fee of ¼% per annum.  At June 30, 2009, there was $27,000,000 outstanding under the Facility.

Note 13 – Fair Value of Financial Instruments

Financial Instruments Not Measured at Fair Value

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which adjustments to measure at fair value are not reported:

Cash and cash equivalents:  The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 13 – Fair Value of Financial Instruments (Continued)

Mortgages payable:  At June 30, 2009, the estimated fair value of the Company's mortgages payable is less than their carrying value by approximately $5,973,000, assuming a market interest rate of 6.75%.

Line of credit:  There is no material difference between the carrying amount and fair value because the interest rate is at the lower of LIBOR plus 2.15% or at the prime rate and it is scheduled to mature in less than one year.

Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Financial Instruments Measured at Fair Value

The Company accounts for fair value measurements in accordance with Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions.  In accordance with the SFAS No. 157 hierarchy, Level 1 assets/liabilities are valued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other “observable” market inputs and Level 3 assets/liabilities are valued based significantly on “unobservable” market inputs.  The Company does not currently own any financial instruments that are classified as Level 3.

The fair values of the Company’s financial instruments were determined using the following inputs as of June 30, 2009:

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying and Fair Value	Maturity Date	Level 1	Level 2
Financial assets:
Available-for-sale securities:
Corporate debt security	$966,000	1/15/2012	$—	$966,000
Corporate debt security	876,000	2/15/2037	—	876,000
Equity securities	436,000	—	436,000	—
Derivative financial instruments	161,000	—	—	161,000

Financial liabilities:
Derivative financial instruments	399,000	—	—	399,000

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 13 – Fair Value of Financial Instruments (Continued)

Available-for-sale securities

All of the Company’s marketable securities, including its investment in common shares of BRT Realty Trust and its two debt securities, are classified as available-for-sale securities. The total unamortized cost of such securities is $2,509,000 and the aggregate amount of unrealized losses is $231,000, which is included in Accumulated Other Comprehensive Loss on the balance sheet.  Fair values are approximated on current market quotes from financial sources that track such securities.

Derivative financial instruments and hedging activities

The Company entered into two interest rate swaps to manage its interest rate risk. The valuation of the instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Loss and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended June 30, 2009, the Company recorded a $111,000 gain on hedge ineffectiveness attributable to the late designation of one of the Company’s swaps, which amount was recorded as a reduction of interest expense.  There was no hedge ineffectiveness at December 31, 2008.

During the next 12 months, the Company estimates that an additional $207,000 will be reclassified as an increase to interest expense.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

 Note 13 – Fair Value of Financial Instruments (Continued)

As of June 30, 2009, the Company had two outstanding interest rate swaps with an outstanding notional amount of $20,502,000 that were designated as cash flow hedges of interest rate risk associated with the Company’s existing variable-rate debt. At December 31, 2008, the Company had one undesignated outstanding interest rate swap with an outstanding notional amount of $10,675,000, which was subsequently designated as a cash flow hedge at April 1, 2009.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of June 30, 2009 and December 31, 2008.

	Tabular Disclosure of Fair Value of Derivative Instruments
	As of June 30, 2009		As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:
Interest Rate	Other assets	$161,000	Other assets	$ —
Products	Other liabilities	$399,000	Other liabilities	$ —
Derivatives not designated as hedging instruments under SFAS 133:
Interest Rate
Products	Other liabilities	$ —	Other liabilities	$650,000

Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The tables below present the effect of the Company’s derivative financial instruments on the income statement for the six and three months ended June 30, 2009 (in thousands):

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain/ (Loss) in Other Comprehensive Income (Effective Portion)		Gain/ (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Gain/(Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Location	Six and Three Months Ended June 30, 2009	Location	Six and Three Months Ended June 30, 2009
Interest Rate Swaps	$322	$138	Interest expense	$(85)	Interest expense	$111

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 13 –Fair Value  of Financial Instruments (Continued)

Derivatives Not Designated as Hedging Instruments Under SFAS 133	Location of Gain/(Loss) in Income on Derivative	Amount of Gain/(Loss) in Income on Derivative
		Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Interest Rate Swaps	Interest expense	$ —	$(17)

The Company did not have any derivative instruments during the six and three months ended June 30, 2008.

The derivative agreements in existence at June 30, 2009 provide that if either wholly owned subsidiary of the Company which is a party to any such agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligations. In addition, the Company (but not any of its subsidiaries) is a credit support provider and a party to one of the derivative agreements and if there is a default by the Company on any of its indebtedness, a default can be declared on the derivative obligations under the agreement to which the Company is a party. The default under the Circuit City mortgage obligations referred to in Note 7 is not a default under the derivative agreements.

As of June 30, 2009, the fair value of derivatives in a liability position related to these agreements was $399,000. As of June 30, 2009, the Company has not posted any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their termination value of $458,000.

Note 14 - New Accounting Pronouncements

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
(Continued)

Note 14 - New Accounting Pronouncements (Continued)

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No.161”), which amends and expands the disclosure requirements of FASB Statement No. 133  (“SFAS 133”) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. The Company adopted SFAS No. 161 on January 1, 2009 and accordingly, has added significant disclosures to its financial statements.

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

In April 2009, the FASB issued FASB Staff Position No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”).  FSP FAS 115-2 changes existing accounting requirements for other-than-temporary impairment for debt securities.  The FSP also extends new disclosure requirements about debt and equity securities to interim reporting periods as well as provides new disclosure requirements. The Company adopted FSP FAS 115-2 during the second quarter of 2009. The adoption of the provisions of FSP 115-2 did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.  Refer to Note 13 for the Company’s added disclosures.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”).  FSP FAS 107-1 extends the disclosure requirements of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”), to interim financial statements of publicly traded companies.  SFAS 107 requires disclosures of the fair value of all financial instruments (recognized or unrecognized) except for those specifically excluded, when practical to do so. The FSP must be applied prospectively and does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  The Company adopted FSP FAS 107-1 in the second quarter of 2009 and has added the required disclosures to its interim consolidated financial statements.  Refer to Note 13 for the Company’s added disclosures.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 14 - New Accounting Pronouncements (Continued)

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). This Staff Position clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The guidance in this Staff Position is effective for interim and annual reporting periods ending after June 15, 2009, and must be applied prospectively. Accordingly, the Company adopted the provisions of FSP FAS 157-4 in the second quarter of 2009. The adoption of the provisions of FSP FAS 157-4 did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS No. 165”), to establish general standards of accounting for and disclosure of subsequent events. SFAS No. 165 renames the two types of subsequent events as recognized subsequent events or non-recognized subsequent events and modifies the definition of the evaluation period for subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued. This will require entities to disclose the date, through which an entity has evaluated subsequent events and the basis for that date (the issued date for public companies).  SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and is to be applied prospectively. Accordingly, the Company adopted the provisions of SFAS No. in the second quarter of 2009. The adoption of the provisions of SFAS No. 165 did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.  Refer to Note 15 for the Company’s disclosure on subsequent events.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168, or the FASB Accounting Standards Codification (“Codification”), will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 14 – New Accounting Pronouncements (Continued)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“FAS 167”), which amends guidance in FIN 46(R) for determining whether an entity is a variable interest entity, or VIE, and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. FAS 167 is effective for the first annual reporting period that begins after November 15, 2009, with early adoption prohibited. The Company is currently evaluating the effect of the adoption of FAS 167 on its financial statements.

Note 15 – Subsequent Events

Subsequent events have been evaluated through August 6, 2009 (the filing date of this Quarterly Report on Form 10-Q) and except for the conveyance of the former Circuit City properties to the mortgagee in July 2009, as described in Note 7, there are no subsequent events to be reported in these financial statements.

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

Overview

We are a self-administered and self-managed real estate investment trust, or REIT, and we primarily own real estate that we net lease to tenants.  As of June 30, 2009, we owned 78 properties, including a 50% tenancy in common interest in one property and participated in five joint ventures which owned a total of five properties.  These 83 properties are located in 29 states.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute currently at least 90% of ordinary taxable income to our stockholders.  We intend to comply with these requirements and to maintain our REIT status.

Traditionally, we have sought to acquire properties throughout the United States that have locations, demographics and other investment attributes that we believe to be attractive.  To fund these acquisitions, we typically used funds borrowed under our credit facility and then sought mortgage indebtedness for the purchased properties on a non-recourse basis, repaying any funds borrowed under our credit facility.  Over the past several quarters, institutions have significantly curtailed their lending activities and as a result, it has been challenging to obtain mortgage indebtedness.   Due to the current lack of liquidity in the market, we are carefully monitoring our cash needs, our liquidity and the status of our portfolio to preserve our cash and, until the economy stabilizes, we have adopted a conservative acquisition strategy.   We continue to maintain a strong cash position to enable us to withstand tenant fallouts.

We are a party to a credit agreement, as amended, with VNB New York Corp., Bank Leumi, USA, Manufacturers and Traders Trust Company and Israel Discount Bank of New York, under which $27 million is currently outstanding. This credit facility expires on March 31, 2010.   We have been seeking either to refinance the credit facility or identify alternative lending sources.  Given the current challenges in the credit markets, we cannot be certain that we will successfully refinance or secure an alternative source of financing prior to March 31, 2010 or that, if we do, the terms will be satisfactory.

Results of Operations

Comparison of Six and Three Months Ended June 30, 2009 and 2008

Revenues

Rental income increased by $2.4 million, or 12.5%, to $21.2 million for the six months ended June 30, 2009 from $18.8 million for the six months ended June 30, 2008.  For the three months ended June 30, 2009, rental income increased by $1.1 million, or 11.4%, to $10.5 million from $9.5 million for the three months ended June 30, 2008.  The increase in rental income is primarily due to rental revenues during the six and three months ended June 30, 2009 of $2.3 million and $1.1 million, respectively, earned on twelve properties acquired by us during 2008.

Lease termination fee income resulted from a $1,905,000 lease termination payment received in June 2009 from a retail tenant that had been paying its rent on a current basis, but had vacated the property in March 2009, offset by the write off of the entire balance of the unbilled rent receivable and intangible lease asset related to this property, aggregating $121,000.

Operating Expenses

Depreciation and amortization expense increased by $408,000, or 9.9%, and $110,000, or 5.1%, to $4.5 million and $2.3 million for the six and three months ended June 30, 2009. The increase was primarily due to depreciation and amortization of $463,000 and $228,000 for the six and three months ended June 30, 2009, respectively, taken on twelve properties acquired during 2008.  The increase was offset by “catch-up” depreciation of $98,000 and $157,000 recorded in the six and three months ended June 30, 2008, respectively, on a property which had been classified as “held for sale” with no depreciation recorded from August 2007 through March 31, 2008.

General and administrative expenses increased by $54,000, or 1.7%, to $3.3 million for the six months ended June 30, 2009, substantially due to an increase in accounting and legal fees in connection with our year end audit and filings with the Securities and Exchange Commission.

Real estate expenses increased by $226,000, or 198%, and $106,000, or 183%, to $340,000 and $164,000 for the six and three months ended June 30, 2009, respectively, resulting primarily from real estate taxes and utilities for one of our vacant properties.  In addition, the 2009 periods include real estate taxes for another property which became subject to a lease with a new tenant under which we are responsible for the real estate taxes, and an increase in repairs, maintenance and other operating expenses at various properties.

Other Income and Expenses

We recognized a net gain of $297,000 on the sale by a joint venture of a vacant property in the six months ended June 30, 2008. There was no comparable gain in the six months ended June 30, 2009.

Interest and other income decreased by $124,000, or 37.5%, to $207,000 and increased by $57,000, or 47.1%, to $178,000 for the six and three months ended June 30, 2009, respectively. We had less cash available for investment in short-term cash equivalents in both periods, as we applied available cash to the purchase of nine properties in September 2008.  In addition, the three months ended June 30, 2008 reflects a decline in interest rates earned on short term cash equivalents.  Offsetting the decrease in interest income was $110,000 of consulting fee income and $37,000 received for an easement at one of our properties, both recorded in the three months ended June 30, 2009.

Interest expense increased by $276,000, or 3.9%, and $96,000, or 2.7%, to $7.3 million and $3.6 million for the six and three months ended June 30, 2009, respectively.   The increase results primarily from increases of $349,000 and $170,000 for the six and three months ended June 30, 2009, respectively, of interest expense related to our line of credit as we drew down funds for the purchase of eight properties in September 2008.  Additionally, the increase was due to interest expense on fixed rate mortgages placed on four properties between September 2008 and March 2009, offset in part by a $111,000 gain on hedge ineffectiveness related to an interest rate swap on one of the four new mortgages.  These increases were offset in part from the payoff in full of a loan payable, as well as from the monthly principal amortization of mortgages.

Amortization of deferred financing costs increased by $138,000, or 45.8%, and $14,000, or 9.3%, to $439,000 and $164,000 for the six and three months ended June 30, 2009, respectively.  The increase in the six month period results primarily from $118,000 of accelerated amortization of deferred financing costs relating to a mortgage loan that was refinanced during the quarter ended March 31, 2009.  The balance of the increase results from mortgages placed on several of our properties since September 2008.

During the six months ended June 30, 2008, we sold five acres of excess land that we acquired as part of the purchase of a flex building in 2000 and recognized a gain of $1.8 million.  There was no such gain in the six months ended June 30, 2009.

Discontinued Operations

Loss from discontinued operations decreased by $268,000, or 42.1%, and $450,000, or 58.8%, to losses of $369,000 and $315,000 for the six and three months ended June 30, 2009, respectively. Included in discontinued operations are the operations of five properties that were formerly leased to Circuit City, which filed for protection under the federal bankruptcy laws in November 2008. These five properties had net income in the six and three months ended June 30, 2008, but produced losses in the current six and three month periods due to the rejection by Circuit City of its leases with us in the last quarter of 2008 and the first quarter of 2009 and the recording of real estate tax expense. Offsetting these losses are the discontinued operations of a property for which we received a $400,000 lease termination payment in March 2009 from its retail tenant that had been paying its rent on a current basis, but had vacated the property in 2006. In March 2009, we sold this property to an unrelated party and recorded an impairment charge of $229,000 to recognize the loss. This is in addition to an impairment charge of $752,000 taken against this property during the three months ended June 30, 2008.

Liquidity and Capital Resources

We require capital to fund our operations.  Our capital sources include income from operating activities, borrowings under our revolving credit facility and mortgage loans secured by our properties.  Our available liquidity at June 30, 2009 includes approximately $18.2 million of cash and cash equivalents and $35.5 million under our revolving credit facility, which can be used to pay off existing mortgages, to fund the acquisition of additional properties or to invest in joint ventures.  With the tightening of liquidity by lending institutions, it has been difficult to secure mortgage indebtedness and as a result, our ability to make new property acquisitions or increase liquidity will continue to be limited until credit, particularly mortgage loans, become more readily available.

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

We expect to meet our long term liquidity requirements through existing cash resources, proceeds from debt, including under a credit facility, mortgage financings on our properties (including refinances), and if required, the liquidation of properties.  We believe that the value of our real estate portfolio is, and will continue to be, sufficient to allow us to refinance the existing mortgage debt at maturity and repay all indebtedness we owe under our credit facility.  In addition, in order to increase our cash position, in January 2009, we reduced our quarterly dividend by 38.8%, to $.22 per share, and in connection with our most recent quarterly dividends of $.22 per share paid in April and July 2009, took advantage of a recently adopted Internal Revenue Service revenue ruling which allows us to satisfy our REIT dividend requirement relating to taxable income earned in 2009, by paying our quarterly dividend in cash and shares of our common stock, provided the cash portion of the dividend is at least 10% of the aggregate amount.

Our current credit facility matures on March 31, 2010.  The growth of our business through acquisitions is dependent on securing an extension of our credit facility or securing a new credit facility.  Any decision by our lenders (or potential lenders) to provide us with financing will depend upon a number of factors, such as the continuation of the current economic recession, our compliance with the terms of our existing credit facility, our financial performance, industry and market trends, the general availability of and rates applicable to financing transactions, such lenders' resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities. Given the current environment, we expect that the terms of a new facility will be less favorable than our existing facility. We owe $27 million under the facility and we would have to identify other sources including, if necessary, the sale of some properties, if we were required to repay the debt.

At June 30, 2009, excluding mortgages payable of our unconsolidated joint ventures, we had 40 outstanding mortgages payable covering 61 properties, aggregating approximately $225 million in principal amount, all of which are secured by first liens on individual real estate investments with an aggregate carrying value of approximately $360 million, before accumulated depreciation. The mortgages bear interest at fixed rates ranging from 5.44% to 8.8%, and mature between 2009 and 2037.  During the period July 1, 2009 through December 31, 2009, $3.2 million of our mortgage debt will mature and we believe our present and anticipated cash position is sufficient to repay this mortgage debt.

No payments have been made since December 1, 2008 on non-recourse mortgages totaling $8.7 million secured by five properties formerly leased to Circuit City by five of our wholly-owned subsidiaries and a letter of default was received on March 16, 2009.  In July 2009, these properties were conveyed to the mortgagee by deeds-in-lieu of foreclosure.

Credit Facility

We are a party to a credit agreement, as amended, with VNB New York Corp., Bank Leumi, USA, Manufacturers and Traders Trust Company and Israel Discount Bank of New York which provides for a $62.5 million revolving credit facility.  The credit facility is available to us to pay off existing mortgages, to fund the acquisition of additional properties or to invest in joint ventures.  The facility matures on March 31, 2010.  Borrowings under the facility bear interest at the lower of LIBOR plus 2.15% or the bank’s prime rate and there is an unused facility fee of ¼% per annum.  Net proceeds received from the sale or refinancing of properties are required to be used to repay amounts outstanding under the facility if proceeds from the facility were used to purchase or refinance the property.  The facility is guaranteed by our subsidiaries that own unencumbered properties and is secured by the outstanding stock of subsidiary entities. In September 2008, we borrowed $34 million under our line of credit to facilitate the purchase of eight properties, of which $7 million was repaid in November 2008 with a portion of the proceeds from a mortgage financing of one of our properties. As of June 30, 2009, there was $27 million outstanding under the facility.

At June 30, 2009, we had no outstanding contingent commitments, such as guarantees of indebtedness, or any other contractual cash obligations, other than mortgage payable debt, interest rate swaps and the amount outstanding under our line of credit.

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

With respect to the quarterly dividends paid in April and July 2009, we took advantage of a recently adopted IRS revenue ruling which allows us to satisfy our REIT distribution requirement relating to taxable income earned in 2009, by paying the dividend in cash and our common stock, provided the cash component represents at least 10% of the aggregate distribution.  Accordingly, the dividend paid on July 21, 2009, aggregating $2,333,000, consisted of $234,000 in cash and 376,000 shares of our common stock valued at approximately $5.58.  The dividend paid on April 27, 2009, aggregating $2,229,000, consisted of $223,000 in cash and 529,000 shares of our common stock valued at approximately $3.79.

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

As of June 30, 2009, we had two interest rate swap agreements outstanding which have an aggregate notional value of $20.5 million.  The ineffective portion (attributable to the late designation of one of the Company’s swaps) of the change in fair value is recognized directly in earnings. The fair market value of the interest rate swap is dependent upon existing market interest rates and swap spreads, which change over time.  As of June 30, 2009, we recorded a $111,000 gain on hedge ineffectiveness. If there had been a 100 basis point increase in forward interest rates, we would have recorded income of approximately $121,000 and if there had been a 100 basis point decrease in forward interest rates, we would have recorded an expense of approximately $32,000.

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

We assessed the market risk for our revolving variable rate credit facility and believe that a 1% increase in interest rates would cause a decrease in annual net income of $270,000 and a 1% decrease would cause an increase in annual net income of $270,000 based on the $27 million outstanding on our credit facility at June 30, 2009.

Item 4.    Controls and Procedures

As required under Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2009 are effective.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the six and three months ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the purchases we made of our common stock in the three months ended June 30, 2009:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 - April 30, 2009	—	—	—	423,703 shares
May 1, 2009 - May 31, 2009	56,400 shares (a)	$5.10	56,400 shares	367,303 shares
June 1, 2009 - June 30, 2009	50,700 shares (a)	$5.65	50,700 shares	316,603 shares

(a) On November 6, 2008, we announced that our board of directors authorized a program for us to repurchase up to 500,000 shares of our common stock in the open market from time to time, which may continue for up to twelve months. These shares were purchased pursuant to this program.

Item 4.    Submission of Matters to Vote of Security Holders

We held our annual meeting of stockholders on June 4, 2009.  At the meeting, each of three directors nominated for election to the Board of Directors was elected to the Board.  These individuals will serve on the Board until our annual stockholders’ meeting in 2012 and until their successors are elected and shall qualify.  The number of shares cast for or withheld for each nominee is set forth below:

Name	Votes For	Votes Withheld
Joseph A. DeLuca	8,344,193	902,326
Fredric H. Gould	8,201,669	1,044,850
Eugene I. Zuriff	8,304,588	941,931

At our annual meeting, our stockholders voted to adopt the One Liberty Properties, Inc. 2009 Incentive Plan as follows:

Votes For	6,531,712
Votes Against	987,112
Abstentions	54,545
Broker Non-Votes	1,673,151

At our annual meeting, our stockholders voted to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the 2009 fiscal year as follows:

Votes For	8,842,393
Votes Against	378,538
Abstentions	25,586

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

One Liberty Properties, Inc.
(Registrant)

August 6, 2009	/s/ Patrick J. Callan, Jr.
Date	Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

August 6, 2009	/s/ David W. Kalish
Date	David W. Kalish
Senior Vice President and Chief Financial Officer
(principal financial officer)