Form 10-Q
period 2009-09-30
ONE LIBERTY PROPERTIES INC
filed 2009-11-06
CIK 712770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

As of November 4, 2009, the registrant had 11,170,073 shares of common stock outstanding.

Part I – FINANCIAL INFORMATION
Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Data)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Real estate investments, at cost
Land	$88,050	$88,050
Buildings and improvements	304,953	304,441
	393,003	392,491
Less accumulated depreciation	45,374	39,378
	347,629	353,113

Investment in unconsolidated joint ventures	5,900	5,857
Cash and cash equivalents	10,639	10,947
Available-for-sale securities (including treasury bills of $6,498 in 2009)	9,212	297
Properties held for sale	23,732	34,343
Assets related to properties held for sale	1,824	2,129
Unbilled rent receivable	10,189	9,623
Unamortized intangible lease assets	7,358	8,018
Escrow, deposits and other assets and receivables	2,015	2,055
Investment in BRT Realty Trust at market (related party)	171	111
Unamortized deferred financing costs	2,193	2,612

Total assets	$420,862	$429,105

Liabilities and Stockholders’ Equity
Liabilities:
Mortgages payable	$202,293	$207,553
Mortgages payable-properties held for sale	9,069	17,961
Line of credit	27,000	27,000
Dividends payable	240	2,239
Accrued expenses and other liabilities	4,118	5,143
Unamortized intangible lease liabilities	4,928	5,234

Total liabilities	247,648	265,130

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	-	-
Common stock, $1 par value; 25,000 shares authorized;
10,629 and 9,962 shares issued and outstanding	10,629	9,962
Paid-in capital	143,374	138,688
Accumulated other comprehensive income (loss)	73	(239)
Accumulated undistributed net income	19,138	15,564

Total stockholders’ equity	173,214	163,975

Total liabilities and stockholders’ equity	$420,862	$429,105

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Rental income	$9,591	$8,746	$29,178	$25,973
Lease termination fee	-	-	1,784	-
Total revenues	9,591	8,746	30,962	25,973

Operating expenses:
Depreciation and amortization	2,107	1,910	6,355	5,653
General and administrative (including $547, $547,
$1,641 and $1,641, respectively, to related party)	1,643	1,695	4,895	4,893
Real estate expenses	191	38	531	151
Leasehold rent	77	77	231	231
Total operating expenses	4,018	3,720	12,012	10,928

Operating income	5,573	5,026	18,950	15,045

Other income and expenses:
Equity in earnings of unconsolidated joint ventures	140	149	449	446
Gain on disposition of real estate of
unconsolidated joint venture	-	-	-	297
Interest and other income	85	157	292	487
Interest:
Expense	(3,400)	(3,399)	(10,250)	(10,127)
Amortization of deferred financing costs	(183)	(146)	(585)	(438)
Gain on sale of excess unimproved land	-	-	-	1,830
Income from continuing operations	2,215	1,787	8,856	7,540

Discontinued operations:
Income from operations	328	681	1,012	1,705
Impairment charges on property sold at a loss	-	-	(229)	(752)
Gain on troubled mortgage restructuring, as a
result of conveyance to mortgagee	897	-	897	-
Income from discontinued operations	1,225	681	1,680	953

Net income	$3,440	$2,468	$10,536	$8,493

Weighted average number of common shares
outstanding – basic and diluted	11,174	11,329	11,256	11,340
Net income per common share – basic and diluted:
Income from continuing operations	$.20	$.16	$.79	$.67
Income from discontinued operations	.11	.06	.15	.08
Net income per common share	$.31	$.22	$.94	$.75

Cash distribution declared per share of common stock	$.02	$.36	$.06	$1.08
Stock distribution declared per share of common stock	$.20	$-	$.60	$-

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the nine month period ended September 30, 2009 (Unaudited)
and the year ended December 31, 2008
(Amounts in Thousands)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Undistributed Net Income	Total

Balances, January 1, 2008	$9,906	$137,076	$344	$23,913	$171,239

Distributions –
common stock ($1.30 per share)	-	-	-	(13,241)	(13,241)
Repurchase of common stock	(125)	(1,702)	-	-	(1,827)
Shares issued through
dividend reinvestment plan	158	2,449	-	-	2,607
Restricted stock vesting	23	(23)	-	-	-
Compensation expense –
restricted stock	-	888	-	-	888
Net income	-	-	-	4,892	4,892
Other comprehensive loss –
Net unrealized loss on
available-for-sale securities	-	-	(583)	-	(583)
Comprehensive income	-	-	-	-	4,309

Balances, December 31, 2008	9,962	138,688	(239)	15,564	163,975

Distributions –
common stock ($.66 per share)	904	5,232	-	(6,962)	(826)
Repurchase of common stock	(268)	(1,148)	-	-	(1,416)
Restricted stock vesting	31	(31)	-	-	-
Compensation expense –
restricted stock	-	633	-	-	633
Net income	-	-	-	10,536	10,536
Other comprehensive income -
Net unrealized gain on
available-for-sale securities	-	-	290	-	290
Net unrealized gain on
derivative instruments	-	-	22	-	22
Comprehensive income	-	-	-	-	10,848

Balances, September 30, 2009	$10,629	$143,374	$73	$19,138	$173,214

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$10,536	$8,493
Adjustments to reconcile net income to net cash provided
by operating activities:
Gain on sale of excess unimproved land	-	(1,830)
Gain on troubled mortgage restructuring, as a result of conveyance to mortgagee	(897)	-
Impairment charges on property sold at a loss	229	752
Increase in rental income from straight-lining of rent	(810)	(922)
Decrease in rental income resulting from bad debt expense	475	178
Increase (decrease) in rental income from amortization of intangibles
relating to leases	31	(182)
Amortization of restricted stock expense	633	670
Equity in earnings of unconsolidated joint ventures	(449)	(446)
Gain on disposition of real estate of unconsolidated joint venture	-	(297)
Distributions of earnings from unconsolidated joint ventures	365	414
Depreciation and amortization	6,893	6,475
Amortization of financing costs	653	470
Changes in assets and liabilities:
(Increase) decrease in escrow, deposits, other assets and receivables	(282)	1,012
(Decrease) increase in accrued expenses and other liabilities	(428)	63
Net cash provided by operating activities	16,949	14,850

Cash flows from investing activities:
Purchase of real estate and improvements	(492)	(59,657)
Net proceeds from sale of real estate and excess unimproved land	1,764	2,977
Investment in unconsolidated joint ventures	(7)	(379)
Distributions of return of capital from unconsolidated joint ventures	57	1,399
Net proceeds from sale of available-for-sale securities	-	525
Purchase of available-for-sale securities	(8,684)	-
Net cash used in investing activities	(7,362)	(55,135)

Cash flows from financing activities:
Proceeds from bank line of credit	-	34,000
Repayment of mortgages payable	(8,005)	(5,793)
Proceeds from mortgage financings	2,559	3,509
Payment of financing costs	(208)	(105)
Increase in restricted cash	-	(70)
Cash distributions - common stock	(2,825)	(10,978)
Repurchase of common stock	(1,416)	(1,564)
Issuance of shares through dividend reinvestment plan	-	1,998
Net cash (used in) provided by financing activities	(9,895)	20,997

Net decrease in cash and cash equivalents	(308)	(19,288)
Cash and cash equivalents at beginning of period	10,947	25,737
Cash and cash equivalents at end of period	$10,639	$6,449

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Amounts in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$11,654	$10,992

Supplemental schedule of non-cash investing and financing activities:
Reclassification of real estate owned to properties held for sale	$23,732	$34,343
Reclassification of assets related to properties held for sale	1,824	2,129
Reclassification of mortgages payable to mortgages payable-
properties held for sale	9,069	17,961
Mortgage debt extinguished upon conveyance of properties to
mortgagee by deeds-in-lieu of foreclosure	8,706	-
Properties conveyed to mortgagee	8,075	-
Liabilities extinguished upon transfer to mortgagee	543	-
Common stock dividend – portion paid in shares of Company’s
common stock	4,103	-
Assumption of mortgages payable in connection with purchase of
real estate	-	2,771
Purchase accounting allocations – intangible lease assets	-	4,262
Purchase accounting allocations – intangible lease liabilities	-	(451)
Purchase accounting allocations – mortgage payable discount	-	(40)

See accompanying notes to consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 – Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in the state of Maryland.  OLP is a self-administered and self-managed real estate investment trust (“REIT”).  OLP acquires, owns and manages a geographically diversified portfolio of retail, including furniture and office supply stores, industrial, office, flex, health and fitness and other properties, a substantial portion of which are under long-term net leases.  As of September 30, 2009, OLP owned 73 properties, two of which were sold in October 2009 and classified as held for sale, two of which are vacant, and one of which is a 50% tenancy in common interest.  OLP’s joint ventures owned five properties, one of which is vacant. The 78 properties are located in 28 states.

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of September 30, 2009 and 2008 and for the nine and three months ended September 30, 2009 and 2008 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the nine and three months ended September 30, 2009 are not necessarily indicative of the results for the full year.

On July 1, 2009, OLP adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) as the exclusive source of authoritative U.S. generally accepted accounting principles (“GAAP”), to be applied by non-government entities, except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for U.S. registrants.  Upon adoption, the FASB ASC superseded all then existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the FASB ASC became non-authoritative.  The FASB ASC does not change U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  The Company’s conversion to FASB ASC, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009, did not have any effect on the Company’s consolidated financial position, results of operations, or cash flows.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

The consolidated financial statements include the accounts and operations of OLP and its wholly-owned subsidiaries (collectively, the “Company”).   Material intercompany items and transactions have been eliminated. The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company (1) is primarily the managing member, but does not exercise substantial operating control over these entities and (2) such entities are not variable-interest entities.  These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 2 - Basis of Preparation (Continued)

Certain amounts reported in previous consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current year’s presentation, primarily to reclassify the transferred assets and liabilities of two properties that were sold in October 2009 to properties held for sale at September 30, 2009 and December 31, 2008 and one property that was sold in March 2009 to properties held for sale at December 31, 2008 and to reclassify the operations of these three properties to discontinued operations in all periods presented. In addition, the transferred assets and liabilities of five properties that were formerly leased to Circuit City Stores, Inc. and conveyed in July 2009 to the mortgagee by deeds-in-lieu of foreclosure were reclassified to properties held for sale at December 31, 2008 and the operations of these properties were reclassified to discontinued operations in all periods presented.

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company's Annual Report on Form 10-K and Amendment No. 1 on Form 10-K/A for the year ended December 31, 2008.

Note 3 - Earnings Per Common Share

For the nine and three months ended September 30, 2009 and 2008, basic earnings per share was determined by dividing net income for each period by the weighted average number of shares of common stock outstanding, which includes unvested restricted stock during each period, plus the common stock issued in connection with the dividends paid in April, July and October 2009, as discussed in Note 8.

Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts exercisable for, or convertible into, common stock were exercised or converted or resulted in the issuance of common stock that shared in the earnings of the Company.  There were no options to purchase shares of common stock or other contracts exercisable for, or convertible into, common stock in the nine and three months ended September 30, 2009 and 2008.

Note 4 - Investment in Unconsolidated Joint Ventures

The Company’s five unconsolidated joint ventures each own and operate one property.  At September 30, 2009 and December 31, 2008, the Company’s equity investment in unconsolidated joint ventures totaled $5,900,000, and $5,857,000, respectively. The Company recognized a gain on sale of real estate of $297,000 in the nine months ended September 30, 2008 and recorded equity in earnings of $449,000 and $446,000 for the nine months ended September 30, 2009 and 2008, respectively.  For the three months ended September 30, 2009 and 2008, the Company recorded equity in earnings of $140,000 and $149,000, respectively.

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

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 5 – Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments.  If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required.  At September 30, 2009 and December 31, 2008, the balance in allowance for doubtful accounts was $345,000 and $160,000, respectively, recorded as a reduction to accounts receivable. The Company records bad debt expense as a reduction of rental income. For the nine and three months ended September 30, 2009, the Company recorded bad debt expense of $475,000 and $132,000, respectively. Of this amount, $58,000 was recorded as discontinued operations for the nine months ended September 30, 2009. The Company recorded bad debt expense of $178,000 for the nine months ended September 30, 2008, recorded as discontinued operations. There was no bad debt expense in the three months ended September 30, 2008.

Note 6 – Lease Termination Fee Income

In June 2009, the Company received a $1,905,000 lease termination fee from a retail tenant that had been paying its rent on a current basis, but had vacated the property in March 2009. Offsetting this amount is the write off of the entire balance of the unbilled rent receivable and the intangible lease asset related to this property, aggregating $121,000.  The net amount of $1,784,000 is recorded on the income statement as “Lease termination fee” income in the nine months ended September 30, 2009. The Company is currently in negotiations to lease this property, which has a net book value of approximately $4,000,000 at September 30, 2009.

Note 7– Properties Held for Sale and Discontinued Operations

Properties Transferred to Mortgagee

Circuit City Stores, Inc., a retail tenant which previously leased five properties from five of our wholly-owned subsidiaries, filed for protection under the Federal bankruptcy laws in November 2008, rejected leases for two of the properties in December 2008 and the remaining three properties in March 2009.  As of July 7, 2009, non-recourse mortgages, secured and cross collateralized by the five former Circuit City properties, had an outstanding balance of $8,706,000. No payments had been made on these mortgages since December 1, 2008 and a letter of default was received on March 16, 2009.  On July 7, 2009, these properties were conveyed to the mortgagee by deeds-in-lieu of foreclosure and OLP and the five wholly-owned subsidiaries which owned the Circuit City properties were released from all obligations, including principal, interest and real estate taxes due.

The carrying value of the portfolio of the properties transferred of $8,075,000, net of the $5,231,000 of impairment charges taken at December 31, 2008, approximated their fair value and therefore no additional gain or loss was recorded on these assets.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 7 – Properties Held for Sale and Discontinued Operations (Continued)

The conveyance of these properties was accounted for as a troubled debt restructuring. The Company had accrued interest expense on these mortgages and real estate tax expense totaling $297,000 and $246,000, respectively, for the period December 2008 through July 7, 2009.  In connection with this conveyance, the Company wrote off deferred costs and escrows relating to these mortgages totaling $277,000. The Company recognized a “Gain on troubled mortgage restructuring, as a result of conveyance to mortgagee” based on the excess of the carrying amount of the payables over the fair value of the portfolio of properties transferred in the amount of $897,000 ($.08 per common share).

Sales of Properties

In February 2009, the Company entered into a lease termination agreement with a retail tenant of a Texas property that had been paying its rent on a current basis, but had vacated the property in 2006. Pursuant to the agreement, the tenant paid the Company $400,000 as consideration for the lease termination, which payment was recorded as rental income from discontinued operations in the nine months ended September 30, 2009.  On March 5, 2009, the Company sold this property to an unrelated party for $1,900,000 and recorded an impairment charge of $229,000 to recognize the loss. This is in addition to an impairment charge of $752,000 taken in the three months ended June 30, 2008. The net book value of this property at December 31, 2008 was $2,072,000 and is included in properties held for sale on the accompanying consolidated balance sheet.

In October 2009, in unrelated transactions, the Company sold two properties for a total sales price of $31,788,000. The aggregate carrying amount of the two properties was $23,732,000 and $24,104,000 at September 30, 2009 and December 31, 2008, respectively, and is included in properties held for sale on the accompanying consolidated balance sheets. The sales resulted in gains totaling approximately $5,800,000, which will be included in net gain on sale of discontinued operations in the results of operations for the year and three months ended December 31, 2009. In connection with the closings, one mortgage, in the amount of $9,069,000, was assumed by the buyer and is included in mortgages payable-properties held for sale on the accompanying balance sheets. The other mortgage, in the amount of $10,477,000, was paid off and the related interest rate swap agreement was terminated. The Company incurred a $492,000 fee for terminating the swap.

Properties Held for Sale

The following table details the transferred assets related to the eight properties discussed above that are classified as held for sale (amounts in thousands):

	September 30, 2009	December 31, 2008
Assets related to properties held for sale:
Unbilled rent receivable	$1,376	$1,293
Unamortized intangible lease assets	360	463
Escrow, deposits and other receivables	-	129
Unamortized deferred financing costs	88	244
	$1,824	$2,129

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 7 – Properties Held for Sale and Discontinued Operations (Continued)

The following is a summary of income from discontinued operations (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Rental income	$794	$1,204	$2,904	$3,415

Depreciation and amortization	94	239	538	822
Real estate expenses	9	5	254	12
Interest expense	363	279	1,100	876
Total expenses	466	523	1,892	1,710

Income from operations	328	681	1,012	1,705
Impairment charges on property
sold at a loss	-	-	(229)	(752)
Gain on troubled mortgage restructuring, as a
result of conveyance to mortgagee	897	-	897	-

Income from discontinued operations	$1,225	$681	$1,680	$953

Note 8 - Common Stock Dividend Distributions

On September 11, 2009, the Board of Directors declared a quarterly dividend on the Company’s common stock of $.22 per share payable in cash and shares of the Company’s common stock on October 30, 2009 to stockholders of record as of September 25, 2009. The following table details the distributions paid in 2009 in cash and common stock of the Company.

Payment Date	Total Dividend	Cash	# Common Shares	Per Share Value of Common Stock

October 30, 2009	$2,401,000	$240,000	255,000	$8.45
July 21, 2009	$2,333,000	$234,000	376,000	$5.58
April 27, 2009	$2,229,000	$223,000	529,000	$3.79

All per share amounts have been retroactively adjusted to reflect the portion of the dividend paid by the issuance of stock. The number of common shares issued and outstanding as presented on the balance sheet at September 30, 2009 would have been 10,884,000, taking into account the 255,000 shares issued on October 30, 2009.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 9 - Comprehensive Income

Comprehensive income for the nine and three months ended September 30, 2009 and 2008 is as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income	$3,440	$2,468	$10,536	$8,493
Other comprehensive income -
Net unrealized gain (loss) on
available-for-sale securities	283	(5)	290	(261)
Net unrealized (loss) gain on
derivative instruments	(201)	-	22	-
Comprehensive income	$3,522	$2,463	$10,848	$8,232

Accumulated other comprehensive income includes an accumulated net unrealized gain on available-for-sale securities of $83,000, an unrealized loss on available-for-sale securities in a joint venture of $32,000 and a net unrealized gain on derivative instruments of $22,000 resulting in a total gain of $73,000 at September 30, 2009.  At December 31, 2008, it was comprised solely of a net accumulated unrealized loss on available-for-sale securities of $239,000.

Note 10 – Restricted Stock

The Company’s 2009 Stock Incentive Plan (the “Incentive Plan”), approved by the Company’s stockholders in June 2009, permits the Company to grant stock options, restricted stock and/or performance-based awards to its employees, officers, directors and consultants.  The maximum number of shares of the Company’s common stock that may be issued pursuant to the Incentive Plan is 600,000. The restricted stock grants are recorded based on the market value of the common stock on the date of the grant and substantially all restricted stock awards made to date provide for vesting upon the fifth anniversary of the date of grant and under certain circumstances may vest earlier. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the balance sheet until they vest, however dividends are paid on the unvested shares.  The value of such grants is initially deferred, and amortization of amounts deferred is being charged to general and administrative expense over the respective vesting periods.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 10 – Restricted Stock (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Restricted share grants	-	-	102,750	50,550
Average per share grant price	-	-	$6.09	$17.50
Recorded as deferred compensation	-	-	$626,000	$885,000

Total charge to operations, all
outstanding restricted grants	$221,000	$225,000	$633,000	$670,000

Non-vested shares:
Non-vested beginning of period	213,625	236,275	213,625	186,300
Grants	102,750	-	102,750	50,550
Vested during period	(30,675)	(22,650)	(30,675)	(22,650)
Forfeitures	(50)	-	(50)	(575)
Non-vested end of period	285,650	213,625	285,650	213,625

Through September 30, 2009, a total of 274,950 and 70,825 shares were issued pursuant to the Company’s 2003 and 2009 Stock Incentive Plans, respectively, of which 50 and 529,175 shares, respectively, remain available for grant.  Approximately $2,170,000 remains as deferred compensation and will be charged to expense over the remaining respective vesting periods. The weighted average vesting period is approximately 2.9 years.  As of September 30, 2009, there were no options outstanding under the Incentive Plans.

Note 11 – Line of Credit

The Company has a $62,500,000 revolving credit facility (“Facility”) with VNB New York Corp., Bank Leumi USA, Israel Discount Bank of New York and Manufacturers and Traders Trust Company. The Facility matures on March 31, 2010. The Company is currently in negotiations for a new facility with its current lending group.  The Company pays interest at the lower of LIBOR plus 2.15% or the respective bank’s prime rate on funds borrowed (2.4% at September 30, 2009) and pays an unused facility fee of ¼% per annum.  At September 30, 2009, there was $27,000,000 outstanding under the Facility. The Company was in compliance with all debt covenants at September 30, 2009.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 12 – Fair Value of Financial Instruments

Financial Instruments Not Measured at Fair Value

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which adjustments to measure at fair value are not reported:

Cash and cash equivalents:  The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

Mortgages payable: At September 30, 2009, the $205,962,000 estimated fair value of the Company's mortgages payable is less than their carrying value by approximately $5,400,000, assuming a market interest rate of 7%.

Line of credit: At September 30, 2009, the $26,711,000 estimated fair value of the Company's line of credit is less than its carrying value by approximately $289,000, assuming a market interest rate of 5%.

The fair value of the Company’s mortgages and line of credit was estimated using other observable inputs such as available market information and discounted cash flow analysis based on borrowing rates the Company believes it could obtain with similar terms and maturities.

Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Financial Instruments Measured at Fair Value

The Company accounts for fair value measurements based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions.  In accordance with the fair value hierarchy, Level 1 assets/liabilities are valued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other “observable” market inputs and Level 3 assets/liabilities are valued based significantly on “unobservable” market inputs.  The Company does not currently own any financial instruments that are classified as Level 3.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 12 –Fair Value of Financial Instruments (Continued)

The fair values of the Company’s financial instruments were determined using the following inputs as of September 30, 2009 (amounts in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying and Fair Value	Maturity Date	Level 1	Level 2
Financial assets:
Available-for-sale securities:
Corporate debt securities	$1,381	1/15/2012	$-	$1,381
Corporate debt security	961	2/15/2037	-	961
Equity securities	543	-	543	-
Treasury bill	1,999	3/11/2010	1,999	-
Treasury bill	4,499	10/29/2009	4,499	-
Derivative financial instruments	22	-	-	22

Financial liabilities:
Derivative financial instruments	494	-	-	494

Available-for-sale securities

All of the Company’s marketable securities, including its investment in common shares of BRT Realty Trust, are classified as available-for-sale securities and have a total amortized cost of $9,300,000.  At September 30, 2009, unrealized gains on such securities were $233,000 and unrealized losses were $150,000. The aggregate net unrealized gain of $83,000 is included in accumulated other comprehensive income on the balance sheet.  Fair values are approximated on current market quotes from financial sources that track such securities. All of the available-for-sale securities in an unrealized loss position are equity securities and amounts are not considered to be other than temporary impairment because the Company expects to hold these securities until the values recover.

Derivative financial instruments and hedging activities

The Company entered into two interest rate swaps to manage its interest rate risk. The valuation of the instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  As of September 30, 2009, the Company assessed the significance of the impact of the credit valuation adjustments to be insignificant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 12 –Fair Value  of Financial Instruments (Continued)

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended September 30, 2009, the Company’s interest rate swaps did not have hedge ineffectiveness.  During the nine months ended September 30, 2009, the Company recorded a $111,000 gain on hedge ineffectiveness attributable to the late designation of one of the Company’s interest rate swaps, which amount was recorded as a reduction of interest expense. During the nine months ended September 30, 2009, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the Company’s termination of the loan agreement on one of the interest rate swaps due to the sale of the mortgaged property in October 2009.  The accelerated amount was a gain of $63,000 reclassified out of other comprehensive income into earnings as a reduction to interest expense due to missed forecasted transactions.

During the next 12 months, the Company estimates that on the remaining hedge, an additional $192,000 will be reclassified as an increase to interest expense.

As of September 30, 2009, the Company had one interest rate swap with a notional amount of $9,895,000 that was designated as a cash flow hedge of interest rate risk associated with the Company’s existing variable-rate debt and one undesignated interest rate swap with a notional amount of $10,477,000.  The $10,477,000 swap was de-designated in the current period as a result of the Company’s termination in October 2009, of the loan agreement associated with the interest rate swap in connection with the sale of the collateralized property.

At December 31, 2008, the Company had one undesignated interest rate swap with a notional amount of $10,675,000, which was subsequently designated as a cash flow hedge at April 1, 2009.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Note 12 –Fair Value  of Financial Instruments (Continued)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of September 30, 2009 and December 31, 2008:

Tabular Disclosure of Fair Value of Derivative Instruments

As of September 30, 2009		As of December 31, 2008
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments:

Interest Rate
Swaps	Other assets	$22,000	Other assets	$-

Derivatives not designated as hedging instruments:

Interest Rate Swaps	Other liabilities	$494,000	Other liabilities	$650,000

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC. As described above, the Company currently has one interest rate swap with a notional amount of $10,477,000 that is not designated for hedge accounting.  Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings as interest expense and were equal to a loss of $191,000 and $174,000 for the nine and three months ended September 30, 2009, respectively.

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the nine and three months ended September 30, 2009 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/ (Loss) in Other Comprehensive Income (Effective Portion)		Gain/ (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)			Gain/(Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	Location	Three Months Ended Sept. 30, 2009	Nine Months Ended Sept. 30, 2009	Location	Three Months Ended Sept. 30, 2009	Nine Months Ended Sept. 30, 2009
Interest Rate Swaps	$(195)	$(57)	Interest expense	$7	$(78)	Interest expense	$-	$111

The Company did not have any derivative financial instruments during the nine and three months ended September 30, 2008.

One Liberty Properties, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Continued)

Note 12 –Fair Value  of Financial Instruments (Continued)

The derivative agreements in existence at September 30, 2009 provide that if either wholly owned subsidiary of the Company which is a party to any such agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligations. In addition, the Company (but not any of its subsidiaries) is a credit support provider and a party to one of the derivative agreements and if there is a default by the Company on any of its indebtedness, a default can be declared on the derivative obligations under the agreement to which the Company is a party. The default under the Circuit City mortgage obligations referred to in Note 7 was not a default under the derivative agreements.

As of September 30, 2009, the fair value of derivatives in a liability position related to these agreements was $494,000. As of September 30, 2009, the Company has not posted any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their termination value of $590,000.

Note 13 - New Accounting Pronouncements

On January 1, 2009, the Company adopted the updated accounting guidance related to business combinations and is applying such provisions prospectively to business combinations that have an acquisition date on or after January 1, 2009.  The updated guidance (i) establishes the acquisition-date fair value as the measurement objective for all assets acquired, liabilities assumed and any contingent consideration, (ii) requires expensing of most transaction costs that were previously capitalized and (iii) requires the acquirer to disclose to investors and other users of the information needed to evaluate and understand the nature and financial effect of the business combination. The principal impact of the adoption on the Company’s consolidated financial statements will be the requirement that the Company expense most of its transaction costs relating to its acquisition activities.

On January 1, 2009, the Company adopted the updated accounting guidance related to disclosures about derivative instruments and hedging activities.  The updated guidance expands the disclosure requirements with the intent to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. In addition, it requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. As a result of the adoption, the Company has added significant disclosures to its financial statements. Refer to Note 12 for the Company’s added disclosures.

On January 1, 2009, the Company adopted the updated accounting guidance related to determining whether instruments granted in share-based payment transactions are participating securities.  The updated guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share. The adoption had no impact on the Company as the unvested restricted stock awards were previously included in the per share amounts for both basic and diluted earnings per share.

One Liberty Properties, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Continued)

Note 13 - New Accounting Pronouncements (Continued)

On April 1, 2009, the Company adopted the updated accounting guidance related to debt and equity securities.  The updated guidance changes existing accounting requirements for other-than-temporary impairment for debt securities.  The updated guidance also extends new disclosure requirements for debt and equity securities to interim reporting periods as well as provides new disclosure requirements.  The adoption did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.  Refer to Note 12 for the Company’s added disclosures.

On April 1, 2009, the Company adopted the updated accounting guidance related to interim disclosures about fair value of financial instruments.  The prior guidance required annual disclosures of the fair value of all instruments (recognized or unrecognized) except for those specifically excluded, when practical to do so.  The updated guidance requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  The updated guidance must be applied prospectively and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. As a result of the adoption, the Company has added the required disclosures to its interim consolidated financial statements.  Refer to Note 12 for the Company’s added disclosures.

On April 1, 2009, the Company adopted the updated accounting guidance relating to fair value measurement and disclosure.  The updated guidance clarifies the guidance for fair value measurements when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly.  The updated guidance must be applied prospectively. The adoption did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.

On April 1, 2009, the Company adopted the updated accounting guidance related to subsequent events.  The updated guidance establishes general standards of accounting for and disclosure of subsequent events.  It renames the two types of subsequent events as recognized subsequent events or non-recognized subsequent events and modifies the definition of the evaluation period for subsequent events as events or transactions that occur after the balance sheet date, but before the issuance of the financial statements. This will require entities to disclose the date, through which an entity has evaluated subsequent events and the basis for that date (the issued date for public companies).  The updated guidance is to be applied prospectively. The adoption did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.  Refer to Note 14 for the Company’s disclosure on subsequent events.

One Liberty Properties, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Continued)

Note 13 - New Accounting Pronouncements (Continued)

The FASB has issued updated consolidation accounting guidance for determining whether an entity is a variable interest entity, or VIE, and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. The updated guidance requires an entity to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The updated guidance is effective for the first annual reporting period that begins after November 15, 2009, with early adoption prohibited. The Company is currently evaluating the effect of the adoption on its financial statements.

Note 14 – Subsequent Events

Subsequent events have been evaluated through November 6, 2009 (the filing date of this Quarterly Report on Form 10-Q) and except for the sale of two properties in October 2009, as discussed in Note 7, there are no subsequent events to be reported in these financial statements.

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

Overview

We are a self-administered and self-managed real estate investment trust, or REIT. We primarily own real estate that we net lease to tenants.  As of September 30, 2009, we owned 73 properties, including two which were sold in October 2009 and a 50% tenancy in common interest in one property and participated in five joint ventures which owned a total of five properties.  These 78 properties are located in 28 states.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute currently at least 90% of ordinary taxable income to our stockholders.  We intend to comply with these requirements and to maintain our REIT status.

Traditionally, we have sought to acquire properties throughout the United States that have locations, demographics and other investment attributes that we believe to be attractive.  To fund acquisitions, we typically use available funds or funds borrowed under our credit facility and then seek mortgage indebtedness for the purchased properties on a non-recourse basis, repaying any funds we borrow under our credit facility.  Over the past several quarters, institutions have significantly curtailed their lending activities and as a result, it has been challenging to obtain mortgage indebtedness.   Due to the current lack of liquidity in the market, we have been monitoring our cash needs, our liquidity and the status of our portfolio to preserve our cash and until the economy stabilizes and credit becomes more available, we will pursue a conservative acquisition strategy.

We are a party to a credit agreement, as amended, with VNB New York Corp., Bank Leumi, USA, Manufacturers and Traders Trust Company and Israel Discount Bank of New York, for a maximum amount of $62.5 million, under which $27 million is currently outstanding. This credit facility expires on March 31, 2010.   We are engaged in negotiations for a new and revised credit facility with our current lenders, but we cannot be certain that we will successfully enter into a new credit facility prior to March 31, 2010 and if we do, that the terms will be satisfactory.

Results of Operations

Comparison of Nine and Three Months Ended September 30, 2009 and 2008

Revenues

Rental income increased by $3.2 million, or 12.3%, to $29.2 million for the nine months ended September 30, 2009 from $26 million for the nine months ended September 30, 2008. For the three months ended September 30, 2009, rental income increased by $845,000, or 9.7%, to $9.6 million from $8.7 million for the three months ended September 30, 2008. The increase in rental income is primarily due to rental revenues during the nine and three months ended September 30, 2009 of $3.4 million and $1 million, respectively, earned on twelve properties acquired during 2008.  The increase in rental income was offset by a decrease in rent received from two tenants adversely affected by the current recession and by the termination in June 2009 of a property lease, for which we received the lease termination fee referred to below.

The lease termination fee income received in the nine months ended September 30, 2009 resulted from a $1,905,000 lease termination payment from a retail tenant that had been paying its rent on a current basis, but had vacated the property in March 2009, offset by the write off of the entire balance of the unbilled rent receivable and intangible lease asset related to this property, aggregating $121,000. There was no comparable fee income in the nine months ended September 30, 2008.

Operating Expenses

Depreciation and amortization expense increased by $702,000, or 12.4%, and $197,000, or 10.3%, to $6.4 million and $2.1 million, respectively, for the nine and three months ended September 30, 2009. The increase was primarily due to depreciation and amortization increases of $659,000 and $193,000 for the nine and three months ended September 30, 2009, respectively, taken on twelve properties acquired during 2008.

Real estate expenses increased by $380,000, or 252%, and $153,000, or 403%, to $531,000 and $191,000 for the nine and three months ended September 30, 2009, respectively, resulting primarily from real estate taxes and utilities for one of our vacant properties.  In addition, the 2009 periods include real estate taxes for another property which became subject to a lease with a new tenant under which we are responsible for the real estate taxes, and an increase in repairs, maintenance and other operating expenses at various properties.

Other Income and Expenses

We recognized a net gain of $297,000 on the sale by a joint venture of a vacant property in the nine months ended September 30, 2008. There was no comparable gain in the nine months ended September 30, 2009.

Interest and other income decreased by $195,000, or 40%, and $72,000, or 45.9%, to $292,000 and $85,000 for the nine and three months ended September 30, 2009, respectively. We had less cash available for investment in short-term cash equivalents in both periods, as we applied available cash to the purchase of nine properties in September 2008.  In addition, interest rates earned on short term cash equivalents have declined significantly. Offsetting the decrease in interest income was $110,000 of consulting fee income and $37,000 received for granting an easement at one of our properties, both recorded in the nine months ended September 30, 2009.

Interest expense increased by $123,000, or 1.2%, to $10.3 million for the nine months ended September 30, 2009 and remained constant for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.  The increase results primarily from an increase of $476,000 of interest expense related to our line of credit as we drew down funds for the purchase of eight properties in September 2008.  Additionally, the increase was due to interest expense on fixed rate mortgages placed on three properties between September 2008 and March 2009. These increases were offset in part from the payoff in full of a loan payable in October 2008, as well as from monthly principal amortization of mortgages.

Amortization of deferred financing costs increased by $147,000, or 33.6%, and $37,000, or 25.3%, to $585,000 and $183,000 for the nine and three months ended September 30, 2009, respectively.  The increase in the nine month period results primarily from $118,000 of accelerated amortization of deferred financing costs relating to a mortgage loan that was refinanced during the quarter ended March 31, 2009.  In addition, the nine and three months ended September 30, 2009 includes $37,000 of accelerated amortization of deferred financing costs relating to a mortgage loan that was repaid in full during the three months ended September 30, 2009.

During the nine months ended September 30, 2008, we sold five acres of excess unimproved land that we acquired as part of the purchase of a flex building in 2000 and recognized a gain of $1.8 million.  There was no such gain in the nine months ended September 30, 2009.

Discontinued Operations

Income from operations included in discontinued operations decreased by $693,000, or 40.6%, and $353,000, or 51.8%, to $1,012,000 and $328,000 for the nine and three months ended September 30, 2009, respectively. Included are the operations of five properties that were formerly leased to Circuit City Stores, Inc., which filed for protection under the federal bankruptcy laws in November 2008 and rejected leases for two of the properties in December 2008 and the remaining three properties in March 2009. As a result, the Circuit City properties generated net income in the nine and three months ended September 30, 2008, but produced losses in the current nine and three month periods. In addition, the nine months ended September 30, 2009 includes accrued mortgage interest expense totaling $297,000 for the period December 2008 through July 7, 2009 and accrued real estate tax expense totaling $246,000 on these five properties. As discussed below, these properties were conveyed to the mortgagee in July 2009.

The decrease in income from operations included in discontinued operations also resulted from a mortgage and interest rate swap placed on a property in November 2008. This property was sold in October 2009. The interest expense on this mortgage amounted to $411,000 and $208,000 for the nine and three months ended September 30, 2009, respectively, and there was no such expense in the prior nine and three month periods.

Offsetting these losses are the operations of a property for which we received a $400,000 lease termination payment in March 2009 from a retail tenant that had been paying its rent on a current basis, but had vacated the property in 2006. In March 2009, we sold this property and recorded an impairment charge of $229,000 to recognize the loss. This is in addition to an impairment charge of $752,000 taken against this property during the three months ended June 30, 2008.

In July 2009, non-recourse mortgages, secured and cross collateralized by the five former Circuit City properties, had an outstanding balance of $8,706,000.  No payments had been made on these mortgages since December 1, 2008 and a letter of default was received on March 16, 2009. In July 2009, these properties were conveyed to the mortgagee by deeds-in-lieu of foreclosure and OLP and the five wholly-owned subsidiaries which owned the Circuit City properties were released from all obligations, including principal, interest and real estate taxes due. The carrying value of the portfolio of the properties transferred of $8,075,000, net of the $5,231,000 of impairment charges taken at December 31, 2008, approximated their fair value and therefore no additional gain or loss was recorded on these assets. In the nine and three months ended September 30, 2009, we recognized an $897,000 gain based on the excess of the carrying amount of the payables (mortgage, real estate taxes and mortgage interest) over the fair value of the portfolio of properties transferred. The gain also reflects the write off of deferred costs and escrows relating to these mortgages totaling $277,000.

Liquidity and Capital Resources

We require capital to fund our operations.  Our capital sources include income from operating activities, borrowings under our revolving credit facility and mortgage loans secured by our properties.  Our available liquidity at September 30, 2009 includes approximately $10.6 million of cash and cash equivalents, $9.2 million of available-for-sale securities (including $6.5 million of treasury bills) and $35.5 million available under our revolving credit facility (which can be used to pay off existing mortgages, to fund the acquisition of additional properties or to invest in joint ventures).  With the tightening of liquidity by lending institutions, it has been difficult to secure mortgage indebtedness and as a result, our ability to make new property acquisitions or increase liquidity will continue to be limited until credit, particularly mortgage loans, become more readily available.

We expect to meet our short-term liquidity requirements generally through our cash and cash equivalents and cash provided by operating activities. The most significant source available to us for a new property acquisition is our revolving credit facility.  All of our requests for draw downs under our credit facility have been satisfied to date. However, in view of the current uncertainties in the economy and our limited ability to secure mortgage indebtedness, we have adopted a conservative acquisition strategy.

We expect to meet our long term liquidity requirements through existing cash and available-for-sale securities, proceeds from debt, including under a credit facility, mortgage financings on our properties (including refinances), and if required, the sale of properties.  We believe that the value of our real estate portfolio is, and will continue to be, sufficient to allow us to refinance the existing mortgage debt at maturity and repay all indebtedness we owe under our credit facility. We sold two of our properties in October 2009 which resulted in approximately $11 million of net cash to us.  In addition, in order to increase our cash position, in January 2009, we reduced our quarterly dividend by 38.8%, to $.22 per share, and in connection with our most recent quarterly dividends of $.22 per share paid in April, July and October 2009, took advantage of a recently adopted Internal Revenue Service Revenue Ruling which allows us to satisfy our REIT dividend requirement relating to taxable income earned in 2009, by paying our quarterly dividend in cash and shares of our common stock, provided the cash portion of the dividend is at least 10% of the aggregate amount.

Our current credit facility matures on March 31, 2010.  The growth of our business through acquisitions is dependent on securing an extension of our credit facility or securing a new credit facility.  Any decision by our lenders (or potential lenders) to provide us with financing will depend upon a number of factors, such as the continuation of the current economic recession, our compliance with the terms of our existing credit facility, our financial performance, industry and market trends, the general availability of and rates applicable to financing transactions, such lenders' resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities. We owe $27 million under the facility. We are currently engaged in negotiations with our current lending group with respect to a new and revised credit facility, but we cannot be certain that we will successfully consummate a new facility or that the terms will be satisfactory. Given the current economic and lending environment we expect that the terms of a new facility will be less favorable than the terms of the existing facility. If we are not successful in consummating a new facility by March 31, 2010, the sale of some properties may be required to repay the debt.

At September 30, 2009, excluding mortgages payable of our unconsolidated joint ventures, we had 37 outstanding mortgages payable secured by 54 properties, aggregating approximately $211 million in principal amount. All of these mortgages are secured by first liens on individual real estate investments with an aggregate carrying value of approximately $346 million, before accumulated depreciation. The mortgages bear interest at fixed rates ranging from 5.44% to 8.8%, and mature between 2009 and 2037.  During the period October 1, 2009 through December 31, 2009, $1.7 million of our mortgage debt will mature and we believe our present and anticipated cash position is sufficient to repay this mortgage debt.

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

At September 30, 2009, we had no outstanding contingent commitments, such as guarantees of indebtedness, or any other contractual cash obligations, other than mortgage payable debt, interest rate swaps and the amount outstanding under our line of credit.

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

The following table details the distributions paid in 2009 in cash and our common stock.

Payment Date	Total Dividend	Cash	# Common Shares	Per Share Value of Common Stock
October 30, 2009	$2,401,000	$240,000	255,000	$8.45
July 21, 2009	$2,333,000	$234,000	376,000	$5.58
April 27, 2009	$2,229,000	$223,000	529,000	$3.79

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

As of September 30, 2009, we had two interest rate swaps outstanding which had an aggregate notional value of $20.4 million, one of which was designated as a cash flow hedge and the other as un-designated.  Our designated interest rate swap agreement is perfectly effective with no ineffectiveness.  Changes in the fair value of the effective portion of our designated interest rate swap is recorded in other comprehensive income and is subsequently reclassified to interest expense as we make payments on our variable debt.  Changes in the fair value of the ineffective portion of our undesignated interest rate swap (attributable to the late designation of one of the Company’s interest rate swap agreements) are recognized directly in earnings.  As of September 30, 2009, we recorded a $111,000 gain on hedge ineffectiveness and a $63,000 gain due to accelerated reclassifications of amounts in other comprehensive income to earnings as a result of the termination in October 2009, of a loan agreement associated with our undesignated interest rate swap.  The fair value of our interest rate swap agreements are dependent upon existing market interest rates and swap spreads, which change over time.  If there had been a 100 basis point increase in forward interest rates, we would have recorded income of approximately $359,000 and if there had been a 100 basis point decrease in forward interest rates, we would have recorded an expense of approximately $374,000.

We utilize interest rate swaps to limit interest rate risk and are used for hedging purposes rather than speculation.  We do not enter into interest rate swaps for trading purposes.

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

We assessed the market risk for our revolving variable rate credit facility and believe that a 1% increase in interest rates would cause a decrease in annual net income of $270,000 and a 1% decrease would cause an increase in annual net income of $270,000 based on the $27 million outstanding on our credit facility at September 30, 2009.

Item 4.  Controls and Procedures

As required under Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2009 are effective.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the nine and three months ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the purchases we made of our common stock in the three months ended September 30, 2009:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2009-July 31, 2009	117,099 shares (a)	$5.97	117,099 shares	199,504 shares
August 1, 2009-August 31, 2009	-	-	-	199,504 shares
September 1, 2009-September 30, 2009	-	-	-	199,504 shares

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

One Liberty Properties, Inc.
(Registrant)

November 6, 2009	/s/ Patrick J. Callan, Jr.
Date	Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

November 6, 2009	/s/ David W. Kalish
Date	David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)