Form 10-K
period 2009-12-31
ONE LIBERTY PROPERTIES INC
filed 2010-03-12
CIK 712770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒   Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of l934

For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Small reporting company ☐
(Do not check if a small reporting company)

Indicate by check mark whether registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☒

As of June 30, 2009 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of all common equity held by non-affiliates of the registrant, computed by reference to the price at which common equity was last sold on said date, was approximately $46.2 million.

As of March 9, 2010, the registrant had 11,380,887 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2010 annual meeting of stockholders of One Liberty Properties, Inc., to be filed pursuant to Regulation 14A not later than April 30, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
Item 1.  Business

General

We are a self-administered and self-managed real estate investment trust, also known as a REIT.  We were incorporated under the laws of the State of Maryland on December 20, 1982.  We acquire, own and manage a geographically diversified portfolio of retail (including furniture and office supply stores), industrial, office, flex, health and fitness and other properties, a substantial portion of which are under long-term leases. Substantially all of our leases are “net leases” and ground leases under which the tenant is typically responsible for real estate taxes, insurance and ordinary maintenance and repairs.  As of December 31, 2009 (giving effect to our acquisition of a community shopping center on February 24, 2010), we owned 72 properties, one of which is vacant, and one of which is a 50% tenancy in common interest, and participated in five joint ventures that own five properties.  Our properties and the properties owned by our joint ventures are located in 27 states and have an aggregate of approximately 5.4 million square feet of space (including approximately 106,000 square feet of space at the property in which we own a tenancy in common interest and approximately 1.5 million square feet of space at properties owned by the joint ventures in which we participate).

Our 2010 contractual rental income will be approximately $39.8 million.  Our 2010 contractual rental income includes (i) rental income that is payable to us in 2010 under leases existing at December 31, 2009, (ii) rental income that is payable to us in 2010 on our tenancy in common interest, and (iii) rental income of approximately $1.6 million, representing approximately ten months of rental payments, that is payable to us in 2010 under leases at a community shopping center we acquired on February 24, 2010.   In 2010, we expect that our share of the rental income payable to our five joint ventures will be approximately $1.3 million.  On December 31, 2009, the occupancy rate of properties owned by us was 98.6% based on square footage (including the property in which we own a tenancy in common interest) and the occupancy rate of properties owned by our joint ventures was 100% based on square footage.  The occupancy rate of the community shopping center we acquired on February 24, 2010 for $23.5 million was 99% as of the acquisition date.  The weighted average remaining term of the leases in our portfolio, including our tenancy in common interest and the community shopping center we acquired on February 24, 2010, is 8.4 years and 10.5 years for the leases at properties owned by our joint ventures.

As a result of the national economic recession, consumer confidence and retail spending declined, which negatively impacted certain of our retail tenants.  For example, Circuit City Stores, Inc., which previously leased five of our properties, filed for protection under the Federal bankruptcy laws in 2008 and thereafter rejected our leases and closed all their stores.  Other retail tenants have requested rent relief, lease amendments, and other financial concessions from us due to the deterioration of their financial condition in the present economic environment.  We agreed to some of these requests.  Our rental income from our retail tenants will account for 59% of our 2010 contractual rental income.  One retail tenant in the office supply business and one retail tenant in the furniture business represent an aggregate of 11.1% and 10.8%, respectively, of our 2010 contractual rental income.  No other single tenant accounts for more than 5.9% of our 2010 contractual rental income.  To the extent that our retail tenants are adversely affected by the recession and reduced consumer spending, our portfolio may be adversely affected.

Acquisition Strategies

We seek to acquire properties throughout the United States that have locations, demographics and other investment attributes that we believe to be attractive.  We believe that long-term leases provide a predictable income stream over the term of the lease, making fluctuations in market rental rates and in real estate values less significant to achieving our overall investment objectives.  Our goal is to acquire properties that are subject to long-term net or ground leases that include periodic contractual rental increases.  Periodic contractual rental increases provide reliable increases in future rent payments, while rent increases based on the consumer price index provide protection against inflation.  Historically, long-term leases have made it easier for us to obtain longer-term, fixed-rate mortgage financing with principal amortization, thereby moderating the interest rate risk associated with financing or refinancing our property portfolio by reducing the outstanding principal balance over time.  Although we regard long-term leases as an important element of our acquisition strategy, we may acquire a property that is subject to a short-term lease when we believe the property represents a good opportunity for recurring income and residual value.  Although we regard the acquisition of properties subject to net and ground leases as an important aspect of our investment strategy, we have expanded our focus and are also seeking to acquire community shopping centers anchored by national or regional tenants.  Typically, we would pay substantially all operating expenses at these community shopping centers, a significant portion of which will be reimbursed by the tenants pursuant to their leases.

Generally, we hold the properties we acquire for an extended period of time.  Our investment criteria are intended to identify properties from which increased asset value and overall return can be realized from an extended period of ownership.  Although our investment criteria favor an extended period of ownership, we will dispose of a property if we regard the disposition of the property as an opportunity to realize the overall value of the property sooner or to avoid future risks by achieving a determinable return from the property.

Historically, we identify properties through the network of contacts of our senior management and our affiliates, which includes real estate brokers, private equity firms, banks and law firms.  In addition, we attend industry conferences and engage in direct solicitations.

Although we investigated, analyzed and bid on several properties in 2009, due to a variety of factors, including unfavorable prices and a lack of available traditional mortgage financing, we did not acquire any properties in 2009.  On February 24, 2010, we acquired, for $23.5 million, a community shopping center with approximately 194,000 square feet of space, of which 67% are subject to ground leases.

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

It is our policy, and the policy of our affiliated entities, that any investment opportunity presented to us or to any of our affiliated entities that involves primarily the acquisition of a net leased property, a ground lease or a community shopping center, will first be offered to us and may not be pursued by any of our affiliated entities unless we decline the opportunity.

Investment Evaluation

In evaluating potential investments, we consider, among other criteria, the following:

•	the ability of a tenant, if a net leased property, or major tenants, if a shopping center, to meet operational needs and lease obligations recognizing the current economic climate;

•	the current and projected cash flow of the property;
•	the estimated return on equity to us;
•	an evaluation of the property and improvements, given its location and use;
•	local demographics (population and rental trends);
•	the terms of tenant leases, including the relationship between current rents and market rents;
•	the projected residual value of the property;
•	potential for income and capital appreciation;
•	occupancy of and demand for similar properties in the market area; and
•	alternate use for the property at lease termination.

Our Business Objective

Our business objective is to maintain and increase the cash available for distribution to our stockholders by:

•	monitoring and maintaining our portfolio, including tenant negotiations and lease amendments with tenants having financial difficulty;
•	obtaining mortgage indebtedness on favorable terms and maintaining access to capital to finance property acquisitions;
•	identifying opportunistic property acquisitions consistent with our portfolio and our objectives; and
•	managing assets effectively, including lease extensions and opportunistic property sales.

Typical Property Attributes

The properties in our portfolio and owned by our joint ventures typically have the following attributes:

•
Net or ground leases.  Substantially all of the leases are net and ground leases under which the tenant is typically responsible for real estate taxes, insurance and ordinary maintenance and repairs.  We believe that investments in net and ground leased properties offer more predictable returns than investments in properties that are not net or ground leased;

•
Long-term leases.  Substantially all of our leases are long-term leases.  Excluding leases relating to properties owned by our joint ventures, leases representing approximately 70% of our 2010 contractual rental income expire after 2015, and leases representing approximately 42% of our 2010 contractual rental income expire after 2019; and

•
Scheduled rent increases.  Leases representing approximately 95% of our 2010 contractual rental income provide for either scheduled rent increases or periodic contractual rent increases based on the consumer price index.  None of the leases on properties owned by our joint ventures provide for scheduled rent increases.

Our Tenants

The following table sets forth information about the diversification of our tenants by industry sector as of December 31, 2009 (giving effect to a community shopping center we acquired on February 24, 2010):

				Percentage of
Type of	Number of	Number of	2010 Contractual	2010 Contractual
Property	Tenants	Properties	Rental Income (1)	Rental Income

Retail – various (2)	36	27	$10,994,550	27.6%
Retail – furniture (3)	5	15	7,325,227	18.4
Industrial (4)	7	8	5,362,762	13.5
Retail – office supply (5)	12	12	5,188,383	13.0
Office (6)	3	3	4,490,385	11.3
Flex	3	2	2,596,846	6.5
Health & fitness	3	3	1,783,128	4.5
Movie theater (7)	1	1	1,384,267	3.5
Residential	1	1	700,000	1.7
	71	72	$39,825,548	100.0%

(1)
Our 2010 contractual rental income includes (a) rental income that is payable to us in 2010 under leases existing at December 31, 2009, (b) rental income that is payable to us in 2010 on our tenancy in common interest, and (c) rental income that is payable to us in 2010 under leases at a community shopping center we acquired on February 24, 2010.

(2)
Fourteen of the retail properties are net leased to single tenants.  Five properties are net leased to a total of 21 separate tenants pursuant to separate leases and eight properties are net leased to one tenant pursuant to a master lease.

(3)	Eleven properties are net leased to Haverty Furniture Companies, Inc. pursuant to a master lease covering all locations. Four of the properties are net leased to single tenants.

(4)	Includes one vacant property.

(5)	Includes ten properties which are net leased to one tenant pursuant to ten separate leases. Eight of these leases contain cross-default provisions.

(6)	Includes a property in which we own a 50% tenancy in common interest.

(7)	We are the ground lessee of this property under a long-term lease and net lease the movie theater to an operator.

Most of our retail tenants operate on a national basis and include, among others, Barnes & Noble, Best Buy, CarMax, CVS, Kohl’s, Marshalls, Office Depot, Office Max, Party City, Petco, The Sports Authority, and Walgreens, and some of our tenants operate on a regional basis, including Giant Food Stores and Haverty Furniture Companies.

Our Leases

Substantially all of our leases are net or ground leases (including the leases entered into by our joint ventures) under which the tenant, in addition to its rental obligation, typically is responsible for expenses attributable to the operation of the property, such as real estate taxes and assessments, water and sewer rents and other charges.  The tenant is also generally responsible for maintaining the property and for restoration following a casualty or partial condemnation.  The tenant is typically obligated to indemnify us for claims arising from the property and is responsible for maintaining insurance coverage for the property it leases.  Under some net leases, we are responsible for structural repairs, including foundation and slab, roof repair or replacement and restoration following a casualty event, and at several properties we are responsible for certain expenses related to the operation and maintenance of the property.

Our typical lease provides for contractual rent increases periodically throughout the term of the lease. Some of our leases provide for rent increases pursuant to a formula based on the consumer price index and some of our leases provide for minimum rents supplemented by additional payments based on sales derived from the property subject to the lease. Such additional payments were not a material part of our 2009 rental revenues and are not expected to be a material part of our 2010 contractual rental income.  Additionally, all of the leases for the community shopping center we acquired on February 24, 2010 provide for the reimbursement to us by the tenants of a significant portion of the property’s operating expenses.

Our policy has been to acquire properties that are subject to existing long-term leases or to enter into long-term leases with our tenants.  Our leases generally provide the tenant with one or more renewal options.

The following table sets forth scheduled lease expirations of leases for our properties (excluding joint venture properties) as of December 31, 2009 and includes the lease expiration of leases for the community shopping center we acquired on February 24, 2010:

					% of 2010 Contractual
			Approximate Square	2010 Contractual	Rental Income
Year of Lease	Number of		Feet Subject to	Rental Income Under	Represented by
Expiration (1)	Expiring Leases		Expiring Leases	Expiring Leases	Expiring Leases
2010	2		16,000	$170,377	.4%
2011	8		246,744	2,658,542	6.7
2012	3		20,650	508,362	1.3
2013	5		120,790	1,356,441	3.4
2014	11		652,287	5,638,747	14.1
2015	4		127,240	1,423,207	3.6
2016	4		163,849	1,258,619	3.2
2017	4	(2)	209,605	3,125,998	7.8
2018	12		303,172	6,004,051	15.1
2019 and
Thereafter	18		1,906,225	17,681,204	44.4
	71		3,766,562	$39,825,548	100.0%
________________
(1)	Lease expirations assume tenants do not exercise existing renewal options.
(2)	Includes a property in which we have a tenancy in common interest.

Financing, Re-Renting and Disposition of Our Properties

Under our governing documents, there is no limit on the level of debt that we may incur.  Our credit facility, which matures on March 31, 2010, is provided by VNB New York Corp., Bank Leumi, USA, Manufacturers and Traders Trust Company and Israel Discount Bank of New York and is a full recourse obligation.  We have negotiated a modification and extension of our credit facility with our lending syndicate and have agreed to all of the material terms (although there can be no assurance that it will be consummated).  The proposed modification and extension agreement would reduce permitted borrowings from $62.5 million to $40 million, expire on March 31, 2012, and increase the interest rate from the lower of LIBOR plus 2.15% or the bank’s prime rate to 90 day LIBOR plus 3% with a minimum interest rate of 6% per annum.  Among other limitations in our credit facility is our ability to incur additional indebtedness.  Our current credit facility limits total indebtedness that we may incur to an amount equal to 70% of the value (as defined) of our properties and the negotiated modification and extension agreement would limit total indebtedness that we may incur to an amount equal to 65% of the value (as defined) of our properties. We borrow funds on a secured and unsecured basis and intend to continue to do so in the future.

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

Due to lending freezes, the imposition of more stringent lending standards and dislocations in the mortgage securitization markets, we have been limited in our ability to obtain mortgage financing on acceptable terms.  However, in March 2009 we refinanced one mortgage and we secured floating rate mortgages for two properties, one in November 2008 and one in March 2009.  In order to eliminate our interest rate risk under these floating rate mortgages, we entered into interest rate swap agreements.  Under the interest rate swap agreements, we make fixed rate monthly payments to our counterparty, thereby satisfying all of our interest payments.  In October 2009, in connection with the sale of the property securing the mortgage, we paid off the mortgage obtained in November 2008 and the related interest rate swap agreement was terminated.

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

After termination or expiration of any lease relating to any of our properties, we will seek to re-rent or sell such property in a manner that will maximize the return to us, considering, among other factors, the income potential and market value of such property.  We acquire properties for long-term investment for income purposes and do not typically engage in the turnover of investments.  We will consider the sale of a property if a sale appears advantageous in view of our investment objectives.  We may take back a purchase money mortgage as partial payment in lieu of cash in connection with any sale and may consider local custom and prevailing market conditions in negotiating the terms of repayment.  If there is a substantial tax gain, we may seek to enter into a tax deferred transaction and reinvest the proceeds in another property.  It is our policy to use any cash realized from the sale of properties, net of any distributions to stockholders, to pay down amounts due under our credit facility, if any, and for the acquisition of additional properties.

Our Joint Ventures

As of December 31, 2009, we are a joint venture partner in five joint ventures that own an aggregate of five properties, and have an aggregate of approximately 1.5 million rentable square feet of space. Three of the properties are retail properties and two are industrial properties.  We own a 50% equity interest in four of the joint ventures and a 36% equity interest in the fifth joint venture. We are designated as “managing member” or “manager” under the operating agreements of three of these joint ventures; however, we do not exercise substantial operating control over these entities.  At December 31, 2009, our investment in unconsolidated joint ventures was approximately $6 million.

Based on existing leases, we anticipate that our share of rental income payable to our joint ventures in 2010 will be approximately $1.3 million.  The leases for two properties (each of which is owned by one of our joint ventures), which are expected to contribute 88.5% of the aggregate projected rental income payable to all of our joint ventures in 2010, will expire in 2021 and 2022.

Competition

We face competition for the acquisition of properties from a variety of investors, including domestic and foreign corporations and real estate companies, financial institutions, insurance companies, pension funds, investment funds, other REITs and individuals, some of which have significant advantages over us, including a larger, more diverse group of properties and greater financial and other resources than we have.

Our Structure

Five employees, Patrick J. Callan, Jr., our president and chief executive officer, Lawrence G. Ricketts, Jr., our executive vice president and chief operating officer, and three others, devote all of their business time to our company.  Our other executive, administrative, legal, accounting and clerical personnel share their services on a part-time basis with us and other affiliated entities that share our executive offices.

We entered into a compensation and services agreement with Majestic Property Management Corp. effective as of January 1, 2007.  Majestic Property Management Corp. is wholly-owned by our chairman of the board and it provides compensation to certain of our executive officers.  Pursuant to the compensation and services agreement, we pay an annual fee to Majestic Property Management Corp. and Majestic Property Management Corp. assumes our obligations under a shared services agreement, and provides us with the services of all affiliated executive, administrative, legal, accounting and clerical personnel that we use on a part time basis, as well as certain property management services, property acquisition, sales and leasing and mortgage brokerage services. The annual fees we pay to Majestic Property Management Corp. are negotiated each year by us and Majestic Property Management Corp., and are approved by our audit committee and independent directors.

In 2009, we incurred a fee of $2,025,000 to Majestic Property Management Corp. under the compensation and services agreement.  Pursuant to the compensation and services agreement, we paid $2,013,000 of the fee and the remainder of the fee, $12,000, was offset by the $12,000 paid to Majestic Property Management Corp. by one of our joint ventures.  In addition, we made a payment to Majestic Property Management Corp. of $175,000 for our share of all direct office expenses, including, among other expenses, rent, telephone, postage, computer services and internet usage.  We also paid our chairman a fee of $250,000 in 2009 in accordance with the compensation and services agreement.

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

Any or all of our forward-looking statements in this report, in our 2010 Annual Report to Stockholders and in any other public statements we make may turn out to be incorrect.  Actual results may differ from our forward looking statements because of inaccurate assumptions we might make or because of the occurrence of known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed and you are cautioned not to place undue reliance on these forward-looking statements. Actual future results may vary materially.

Except as may be required under the United States federal securities laws, we undertake no obligation to publicly update our forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports that are filed with or furnished to the SEC.

Item 1A.  Risk Factors.

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

In addition to the other information contained or incorporated by reference in this Form 10-K, readers should carefully consider the following risk factors:

Risks Related to Our Business

If our tenants default, if we are unable to re-rent properties upon the expiration of our leases, or if a significant number of tenants are granted rent relief, our revenues will be reduced and we would incur additional costs.

Substantially all of our revenues are derived from rental income paid by tenants at our properties.  The current economic crisis and recession has effected a number of our tenants.  A deterioration of economic conditions could result in  tenants defaulting on their obligations, fewer tenants renewing their leases upon the expiration of their terms or tenants seeking rent relief or other accommodations or renegotiation of their leases.  As a result of any of these events, our revenues would decline.  At the same time, we would remain responsible for the payment of our mortgage obligations and would become responsible for the operating expenses related to our properties, including, among other things, real estate taxes, maintenance and insurance.  In addition, we would incur expenses for enforcing our rights as landlord.  Even if we find replacement tenants or renegotiate leases with current tenants, the terms of the new or renegotiated leases, including the cost of required renovations or concessions to tenants, or the expense of the reconfiguration of a single tenancy property for use by multiple tenants, may be less favorable than current lease terms and could reduce the amount of cash available to meet expenses.

Approximately 60% of our rental revenue is derived from tenants operating in the retail industry, which has been particularly weakened in the current recession, and the inability of those tenants to pay rent would significantly reduce our revenues.

Approximately 60% of our rental revenues (excluding rental revenues from our joint ventures) for the year ended December 31, 2009 was derived from retail tenants and approximately 59% of our 2010 contractual rental income is expected to be derived from retail tenants, including 18.4% and 13%, from tenants engaged in retail furniture and office supply operations, respectively.  The current economic crisis and recession has caused a significant decline in consumer spending on retail goods.

If the recession continues, it could cause our retail tenants to fail to meet their lease obligations, including rental payment delinquencies, which would have an adverse effect on our results of operations, liquidity and financial condition, including making it more difficult for us to satisfy our operating and debt service requirements, make capital expenditures and make distributions to our stockholders.

A significant portion of our 2009 revenues and our 2010 contractual rental income is derived from five tenants.  The default, financial distress or failure of any of these tenants could significantly reduce our revenues.

Haverty Furniture Companies, Inc., Office Depot, Inc., Ferguson Enterprises, Inc., DSM Nutritional Products, Inc., and L-3 Communications Corp., accounted for approximately 11.9%, 10.9%, 5.6%, 5.1% and 4.3%, respectively, of our rental revenues (excluding rental revenues from our joint ventures) for the year ended December 31, 2009, and account for 10.8%, 11.1%, 5.9%, 5.1% and 4.6%, respectively, of our 2010 contractual rental income.  The default, financial distress or bankruptcy of any of these tenants would cause interruptions in the receipt of, or the loss of, a significant amount of rental revenues and would require us to pay operating expenses currently paid by the tenant.  This could also result in the vacancy of the property or properties occupied by the defaulting tenant, which would significantly reduce our rental revenues and net income until the re-rental of the property or properties, and could decrease the ultimate sale value of the property.

The current recession and its consequences present a challenge to our present acquisition strategy.

Our present acquisition strategy relies, to a large extent, on the acquisition of additional properties that are located in market or industry sectors that we identify, from time to time, as offering superior risk-adjusted returns.  Although we acquired a community shopping center on February 24, 2010, we did not acquire any properties in 2009 due to, among other issues, the economic recession and the difficulty in obtaining satisfactory mortgage financing, even though we investigated, analyzed and bid on several properties.  If we continue to be hampered in our ability to acquire additional properties in the near term, our growth strategy will be significantly curtailed.

In order to fund acquisitions, our business model generally prescribes that we initially use funds borrowed under our credit facility and then seek mortgage indebtedness for the purchased properties on a non-recourse basis, repaying the amount borrowed under the credit facility.  We have negotiated a modification and extension of our credit facility, which will reduce permitted borrowings from $62.5 million to $40 million.  Institutions have significantly curtailed their lending activities and it has become increasingly challenging to identify and secure mortgage indebtedness.  Additionally, although we have negotiated a modification and extension of our credit facility with our current lenders, our current credit facility expires on March 31, 2010, and, although we are confident that the modification and extension will be documented substantially in accordance with the agreed upon terms, there is no guaranty that the modification and extension agreement will be concluded.  If the modification and extension agreement is not concluded and mortgage financing does not become more available property acquisitions may be limited.

Declines in the value of our properties could result in additional impairment charges.

The recent economic downturn has caused a decline in real estate values generally throughout the country.  If we are presented with indications of an impairment in the value of a particular property or group of properties, we will be required to evaluate any such property or properties.  If we determine that the undiscounted cash flows have declined to a level which results in the fair value of any of our properties having a value which is below the net book value, we will be required to recognize an impairment charge for the difference between the fair value and the book value during the quarter in which we make such determination.  In addition, we may incur losses from time to time if we dispose of properties for sales prices that are less than our book value.

If we are unable to refinance our mortgage loans at maturity, we may be forced to sell properties at disadvantageous terms, which would result in the loss of revenues and in a decline in the value of our portfolio.

As of December 31, 2009, we had outstanding approximately $190.5 million in mortgage indebtedness, all of which is non-recourse (subject to standard carve-outs).  In connection with the acquisition of a community shopping center on February 24, 2010, we assumed a $17.7 million mortgage, maturing in 2014, which is non-recourse, subject to standard carve-outs.  As of December 31, 2009 (not including the mortgage we assumed in connection with the community shopping center), our ratio of mortgage debt to total assets was approximately 46.6%.  In addition, as of December 31, 2009, our joint ventures had approximately $17.9 million in total mortgage indebtedness (all of which is non-recourse subject to standard carve-outs).  The risks associated with our mortgage debt and the mortgage debt of our joint ventures include the risk that cash flow from properties securing the mortgage indebtedness and our available cash and cash equivalents and short-term investments will be insufficient to meet required payments of principal and interest.

Only a small portion of the principal of our mortgage indebtedness will be repaid prior to maturity. We do not plan to retain sufficient cash to repay such indebtedness at maturity.  Accordingly, in order to meet these obligations if they cannot be refinanced at maturity, we will have to use funds available under our credit facility, if any, and our available cash and cash equivalents and short-term investments to pay our mortgage debt or seek to raise funds through the financing of unencumbered properties, sale of properties or the issuance of additional equity.  Between January 2010 and December 31, 2014, approximately $64.9 million of our mortgage debt matures (excluding mortgage debt of our joint ventures). In January 2010 we paid off one mortgage with a balance of $2.4 million.  A $4.5 million mortgage loan matured on March 1, 2010, which we have not paid off, on which we continue to pay debt service on a current basis, and with respect to which we have commenced discussions with representatives of the mortgagee.  Approximately $9 million of our mortgage debt will mature in April 2010, $979,000 of our mortgage debt will mature in September 2010 and approximately $3 million of our mortgage debt will mature in 2011.  In addition one mortgage loan with an outstanding balance of $1.7 million has been callable since October, 2009 on ninety days notice by the mortgagee.  With respect to our joint ventures, approximately $13.4 million and $1.6 million of mortgage debt matures in 2015 and 2016, respectively.  If we (or our joint ventures) are not successful in refinancing or extending existing mortgage indebtedness or financing unencumbered properties, selling properties on favorable terms or raising additional equity, our cash flow (or the cash flow of a joint venture) will not be sufficient to repay all maturing mortgage debt when payments become due, and we (or a joint venture) may be forced to dispose of properties on disadvantageous terms or convey properties secured by mortgages to the mortgagees, which would lower our revenues and the value of our portfolio.

Additionally, with the national economic recession and the reductions in real estate values, we may find that the value of a property could be less than the mortgage secured by such property.  In such instance, we may seek to renegotiate the terms of the mortgage, or to the extent that our loan is non-recourse and it cannot be satisfactorily renegotiated, forfeit the property by conveying it to the mortgagee and writing off our investment.

If we are unable to extend our current credit facility or secure a new credit facility at maturity of our current facility on March 31, 2010 at favorable rates, our net income may decline or we may be forced to sell properties at disadvantageous terms, which would result in the loss of revenues and in a decline in the value of our portfolio.

As of December 31, 2009 and March 10, 2010, we had $27 million outstanding under our revolving credit facility.  The facility is guaranteed by all of our subsidiaries which own unencumbered properties, and the shares of stock of all other subsidiaries are pledged as collateral.  Our credit facility expires on March 31, 2010.  We have negotiated a modification and extension of our credit facility with our lending syndicate and have come to agreement on all material terms.  The proposed modification and extension would reduce our permitted borrowings from $62.5 million to $40 million, expire on March 31, 2012, and increase the interest rate from the lower of LIBOR plus 2.15% or the bank’s prime rate to 90 day LIBOR plus 3% with a minimum interest rate of 6%.  Although we are confident that the modification and extension will be documented in accordance with the agreed upon terms, there can be no assurance that it will be consummated.  Between March 1, 2010 and April 30, 2010, approximately $13.5 million of our mortgage debt matures.  If we are not successful in modifying or otherwise amending our current credit facility, securing a new credit facility, financing unencumbered properties, selling properties on favorable terms, or raising additional equity, our cash and short term investments may not be sufficient to repay all amounts outstanding under our credit facility when it matures on March 31, 2010 and all outstanding amounts due under our mortgages maturing in 2010, and we may be forced to dispose of properties on disadvantageous terms, which would lower our revenues and the value of our portfolio.

The United States’ credit markets continue to experience significant price volatility and liquidity disruptions, which thus far has caused market prices of many stocks to plummet and terms for financings to be less attractive, and in many cases unavailable.  Continued uncertainty in the credit markets could negatively impact our ability to refinance the amount outstanding under our revolving credit facility at favorable terms or at all, if the modification and extension of the credit agreement is not finalized.

If our borrowings increase, the risk of default on our repayment obligations and our debt service requirements will also increase.

Our governing documents do not contain any limitation on the amount of indebtedness we may incur.  However, the terms of our existing credit facility with VNB New York Corp., Bank Leumi, USA, Manufacturers and Traders Trust Company and Israel Discount Bank of New York limit our ability to incur indebtedness, including limiting the total indebtedness that we may incur to an amount equal to 70% of the value (as defined in the credit agreement) of our properties.  Similarly, the proposed modification and extension of our credit facility will limit our ability to incur indebtedness, including limiting the total indebtedness that we may incur to an amount equal to 65% of the value (as defined) of our properties.  Increased leverage could result in increased risk of default on our payment obligations related to borrowings and in an increase in debt service requirements, which could reduce our net income and the amount of cash available to meet expenses and to make distributions to our stockholders.

If a significant number of our tenants default or fail to renew expiring leases, or we take impairment charges against our properties, a breach of our revolving credit facility could occur.

Our revolving credit facility includes, and the proposed modification and extension of our credit facility that we have negotiated will include, financial covenants that require us to maintain certain financial ratios and requirements. If our tenants default under their leases with us or fail to renew expiring leases, generally accepted accounting principles may require us to recognize impairment charges against our properties, and our financial position could be adversely affected causing us to be in breach of the financial covenants contained in our credit facility.

Failure to meet interest and other payment obligations under our revolving credit facility or a breach by us of the covenants to maintain the financial ratios would place us in default under our credit facility, and, if the banks called a default and required us to repay the full amount outstanding under the credit facility, we might be required to rapidly dispose of our properties, which could have an adverse impact on the amounts we receive on such disposition. If we are unable to dispose of our properties in a timely fashion to the satisfaction of the banks, the banks could foreclose on that portion of our collateral pledged to the banks, which could result in the disposition of our properties at below market values. The disposition of our properties at below our carrying value would adversely affect our net income, reduce our stockholders’ equity and adversely affect our ability to pay distributions to our stockholders.

Impairment charges against owned real estate may not be adequate to cover actual losses.

Impairment charges are based on an evaluation of known risks and economic factors. The determination of an appropriate level of impairment charges is an inherently difficult process and is based on numerous assumptions.  The amount of impairment charges of real estate is susceptible to changes in economic, operating and other conditions that are largely beyond our control.  Any impairment charges that we may take may not be adequate to cover actual losses and we may need to take additional impairment charges in the future. Actual losses and additional impairment charges in the future could materially affect our results of operations.

The tightening of the credit markets have made it difficult for us to secure financing, which may limit our ability to finance or refinance our real estate properties, reduce the number of properties we can acquire, and adversely affect your investment.

Due to the national economic recession and credit crisis and the resulting caution by lenders in evaluating and underwriting new transactions, there has been a significant tightening of the credit markets. The tightening of the credit markets make it difficult for us to secure mortgage debt, thereby limiting the mortgage debt available on real estate properties we wish to acquire, and even reducing the number of properties we can acquire. Even in the event that we are able to secure mortgage debt on, or otherwise finance our real estate properties, due to increased costs associated with securing financing and other factors beyond our control, we run the risk of being unable to refinance the entire outstanding loan balance or being subject to unfavorable terms (such as higher loan fees, interest rates and periodic payments) if we do refinance the loan balance. Either of these results could reduce any income from those properties and reduce cash available for distribution, which may adversely affect your investment.

Our net leases and our ground leases require us to pay property related expenses that are not the obligations of our tenants.

Under the terms of substantially all of our net leases, in addition to satisfying their rent obligations, our tenants are responsible for the payment of real estate taxes, insurance and ordinary maintenance and repairs.  Similarly, pursuant to the terms of all of our leases at the community shopping center we acquired on February 24, 2010, our tenants are required to reimburse us for a significant portion of the property’s operating expenses.  However, under the provisions of certain net and shopping center leases, we are required to pay some expenses, such as the costs of environmental liabilities, roof and structural repairs, insurance, certain non-structural repairs and maintenance.  If our properties incur significant expenses that must be paid by us under the terms of our leases, our business, financial condition and results of operations will be adversely affected and the amount of cash available to meet expenses and to make distributions to holders of our common stock may be reduced.

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

We are subject to the general risks of investing in real estate.  These include adverse changes in economic conditions and local conditions such as changing demographics, retailing trends and traffic patterns, declines in the rental rates, changes in the supply and price of quality properties and the market supply and demand of competing properties, the impact of environmental laws, security concerns, prepayment penalties applicable under mortgage financings, changes in tax, zoning, building code, fire safety and other laws and regulations, the type of insurance coverage available in the market, and changes in the type, capacity and sophistication of building systems.  Approximately 59%, 13.5% and 11.3% of our 2010 contractual rental income is expected to come from retail, industrial, and office tenants, respectively, and we are vulnerable to economic declines that negatively impact these sectors of the economy, which could have an adverse effect on our results of operations, liquidity and financial condition.

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

We do not have specific limitations on the total percentage of our real estate properties that may be located in any one geographic area.  Consequently, properties that we own may be located in the same or a limited number of geographic regions.  Approximately 31% of our rental income (excluding our share of rental income from our joint ventures) for the year ended December 31, 2009 was, and approximately 30% of our 2010 contractual rental income will be, derived from properties located in Texas and New York.  At December 31, 2009, 27% of the depreciated book value of our real estate investments (excluding our share of the assets from our joint ventures) were located in Texas and New York.  As a result, a decline in the economic conditions in these geographic regions, or in geographic regions where our properties may be concentrated in the future, may have an adverse effect on the rental and occupancy rates for, and the property values of, these properties, which could lead to a reduction in our rental income and in the results of operations.

We may pay our stockholder distributions in shares of our common stock, thereby reducing the cash a stockholder would have otherwise received from us.

Effective with respect to distributions declared on or after January 1, 2008, and applicable to REIT distributions with respect to taxable income from years ending on or before December 31, 2011, the Internal Revenue Service has issued Revenue Procedures in order to assist REITs in retaining cash, while simultaneously satisfying their tax distribution requirements.  Pursuant to these Revenue Procedures, REITs may temporarily satisfy the distribution requirements for their taxable income from 2009, 2010 and 2011 by offering their stockholders the option to receive the distribution in cash or the REIT’s stock.  If too many of a REIT’s stockholders elect to receive only cash, each such stockholder may receive up to 90% of the distribution in shares of stock, thereby reducing the cash such stockholder would have otherwise received from such REIT.  We have elected to take advantage of these Revenue Procedures, and the distributions we paid on April 27, 2009, July 21, 2009, October 30, 2009 and January 25, 2010, consisted of 90% stock and 10% cash.  On March 9, 2010, our board of directors declared a distribution of $.30 per share to be paid on April 6, 2010, which will consist of all cash.  For any other distributions we declare applicable to 2009, 2010 or 2011 taxable income, we may provide our stockholders with the option of receiving such distribution in cash or shares of our common stock to be determined by our board of directors.  A distribution which consists of cash and stock may negatively impact the market price of our common stock.

If we reduce our dividend, the market value of our common stock may decline.

The level of our common stock dividend is established by our board of directors from time to time based on a variety of factors, including our cash available for distribution, our funds from operations and our maintenance of REIT status.  Various factors could cause our board of directors to decrease our dividend level, including tenant defaults or bankruptcies resulting in a material reduction in our funds from operations or a material loss resulting from an adverse change in the value of one or more of our properties.  If our board determines to reduce our common stock dividend, the market value of our common stock could be adversely affected.

We cannot assure you of our ability to pay dividends in the future.

We intend to pay quarterly dividends and to make distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed.  This, along with other factors, will enable us to quality for the tax benefits accorded to a REIT under the Code.  We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by the risk factors described in this Annual Report on Form 10-K.  All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time.  If the economic crisis and recession continues, our tenants may be further affected, which could likely cause a decline in our revenues, and may reduce or eliminate our profitability and result in the reduction or elimination of our dividends.

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

We depend on the services of Fredric H. Gould, chairman of our Board of Directors, Patrick J. Callan, Jr., our president and chief executive officer, Lawrence G. Ricketts, Jr., our executive vice president and chief operating officer, and other members of our senior management to carry out our business and investment strategies.  Only two of our senior officers, Messrs. Callan and Ricketts, devote all of their business time to our company.  The remainder of our senior management provide services to us on a part-time, as-needed basis.  The loss of the services of any of our senior management or other key personnel, or our inability to recruit and retain qualified personnel in the future, could impair our ability to carry out our business and investment strategies.  We would need to attract and retain qualified senior management and other key personnel, both on a full-time and part-time basis.

Our transactions with affiliated entities involve conflicts of interest.

From time to time we have entered into transactions with persons and entities affiliated with us and with certain of our officers and directors. Our policy for transactions with affiliates is to have these transactions approved by our audit committee and by a majority of our board of directors, including a majority of our independent directors.  We entered into a compensation and services agreement with Majestic Property Management Corp. effective as of January 1, 2007.  Majestic Property Management Corp. is wholly-owned by the chairman of our Board of Directors and it provides compensation to certain of our senior executive officers. Pursuant to the compensation and services agreement, we pay an annual fee to Majestic Property Management Corp. and they assume our obligations under a shared services agreement, and provide us with the services of all affiliated executive, administrative, legal, accounting and clerical personnel that we use on a part time basis, as well as certain property management services, property acquisition, sales and leasing and mortgage brokerage services.  In 2009, we paid to Majestic a fee of approximately $2,025,000 under the compensation and services agreement.  In addition, in accordance with the compensation and services agreement, in 2009 we paid our chairman a fee of $250,000 and made an additional payment to Majestic Property Management Corp. of $175,000 for our share of all direct office expenses, including rent, telephone, postage, computer services, and internet usage.

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

To obtain the favorable tax treatment associated with being a REIT, we generally are required, among other things, to distribute to our stockholders at least 90% of our ordinary taxable income (subject to certain adjustments) each year.  To the extent that we satisfy these distribution requirements, but distribute less than 100% of our taxable income we will be subject to federal corporate tax on our undistributed taxable income.  In addition, we may be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

As a result of differences in timing between the receipt of income and the payment of expenses, and the inclusion of such income and the deduction of such expenses in arriving at taxable income, and the effect of nondeductible capital expenditures, the creation of reserves and the timing of required debt service (including amortization) payments, we may need to borrow funds or make distributions in stock during 2010, in order to make the distributions necessary to retain the tax benefits associated with qualifying as a REIT, even if we believe that then prevailing market conditions are not generally favorable for such borrowings, such as currently is the case.  Such borrowings could reduce our net income and the cash available for distributions to holders of our common stock.

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

In order to qualify as a REIT, we must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets.  Any investment in securities cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer.  In addition, no more than 5% of the value of our assets can consist of the securities of any one issuer, other than a qualified REIT security.  If we fail to comply with these requirements, we must dispose of such portion of these securities in excess of these percentages within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences.  This requirement could cause us to dispose of assets for consideration that is less than their true value and could lead to an adverse impact on our results of operations and financial condition.

Item 1B.	Unresolved Staff Comments.

None.

EXECUTIVE OFFICERS

Set forth below is a list of our executive officers whose terms expire at our 2010 annual board of director’s meeting. The business history of our officers, who are also directors, will be provided in our proxy statement to be filed pursuant to Regulation 14A not later than April 30, 2010.

NAME	AGE	POSITION WITH THE COMPANY

Fredric H. Gould*	74	Chairman of the Board

Patrick J. Callan, Jr.	47	President, Chief Executive Officer, and Director

Lawrence G. Ricketts, Jr.	33	Executive Vice President and Chief Operating Officer

Jeffrey A. Gould*	44	Senior Vice President and Director

Matthew J. Gould*	50	Senior Vice President and Director

David W. Kalish	62	Senior Vice President and Chief Financial Officer

Israel Rosenzweig	62	Senior Vice President

Mark H. Lundy**	47	Senior Vice President and Secretary

Simeon Brinberg**	76	Senior Vice President

Karen Dunleavy	51	Vice President, Financial

Alysa Block	49	Treasurer

*   Matthew J. Gould and Jeffrey A. Gould are Fredric H. Gould’s sons.
** Mark H. Lundy is Simeon Brinberg’s son-in-law.

Lawrence G. Ricketts, Jr.  Mr. Ricketts has been Chief Operating Officer of One Liberty Properties since January 2008, and Vice President since December 1999 (Executive Vice President since June 2006), and has been employed by One Liberty Properties since January 1999.

David W. Kalish.  Mr. Kalish has served as Senior Vice President and Chief Financial Officer of One Liberty Properties since June 1990.  Mr. Kalish has served as Senior Vice President, Finance of BRT Realty Trust since August 1998 and Vice President and Chief Financial Officer of the managing general partner of Gould Investors L.P. since June 1990.  Mr. Kalish is a certified public accountant.

Israel Rosenzweig.  Mr. Rosenzweig has been a Senior Vice President of One Liberty Properties since June 1997 and a Senior Vice President of BRT Realty Trust since March 1998.  He has been a Vice President of the managing general partner of Gould Investors L.P. since May 1997 and was President of GP Partners, Inc., a sub-advisor to a registered investment advisor, from 2000 to March 2009.

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

Item 2.        Properties.

As of December 31, 2009 (giving effect to a community shopping center we acquired on February 24, 2010), we owned 72 properties, one of which is vacant and one of which is a 50% tenancy in common interest, and participated in five joint ventures that own five properties.  The properties owned by us and our joint ventures are suitable and adequate for their current uses.  The aggregate net book value of our 71 properties as of December 31, 2009 (excluding the community shopping center we acquired on February 24, 2010), was $345.7 million.

The tables below set forth information as of December 31, 2009 (giving effect to a community shopping center we acquired on February 24, 2010) concerning each property which we own and in which we currently own an equity interest.  Except for one movie theater property, we and our joint ventures own fee title to each property.

Our Properties
		Percentage
		of 2010	Approximate
	Type of	Contractual	Building
Location	Property	Rental Income (1)	Square Feet
Baltimore, MD	Industrial	5.9%	367,000

Parsippany, NJ	Office	5.1	106,680

Hauppauge, NY	Flex	4.6	149,870

Royersford, PA	Retail (2)	4.1	194,451

El Paso, TX	Retail	3.9	110,179

Greensboro, NC	Theater	3.5	61,213

Los Angeles, CA	Office (3)	3.3	106,262

Plano, TX	Retail (4)	3.0	112,389

Brooklyn, NY	Office	2.8	66,000

Knoxville, TN	Retail	2.7	35,330

Columbus, OH	Retail (4)	2.6	96,924

Philadelphia, PA	Industrial	2.3	166,000

Plano, TX	Retail (5)	2.3	51,018

East Palo Alto, CA	Retail (6)	2.3	30,978

Tucker, GA	Health & Fitness	2.2	58,800

Ronkonkoma, NY	Flex	1.9	89,500

Manhattan, NY	Residential	1.8	125,000

Lake Charles, LA	Retail (7)	1.7	54,229

Cedar Park, TX	Retail (4)	1.7	50,810

Columbus, OH	Industrial	1.5	100,220

Grand Rapids, MI	Health & Fitness	1.4	130,000

		Percentage
		of 2010	Approximate
	Type of	Contractual	Building
Location	Property	Rental Income (1)	Square Feet
Ft. Myers, FL	Retail	1.4	29,993

Atlanta, GA	Retail	1.4	50,400

Chicago, IL	Retail (6)	1.3	23,939

Miami Springs, FL	Retail (6)	1.3	25,000

Kennesaw, GA	Retail (6)	1.3	32,052

Wichita, KS	Retail (4)	1.2	88,108

Athens, GA	Retail (8)	1.2	41,280

Naples, FL	Retail (6)	1.2	15,912

Saco, ME	Industrial	1.2	91,400

New Hyde Park, NY	Industrial	1.2	38,000

Champaign, IL	Retail	1.2	50,530

Greenwood Village, CO	Retail	1.1	45,000

Tyler, TX	Retail (4)	1.1	72,000

Onalaska, WI	Retail	1.1	63,919

Melville, NY	Industrial	1.1	51,351

Cary, NC	Retail (6)	1.1	33,490

Fayetteville, GA	Retail (4)	1.0	65,951

Richmond, VA	Retail (4)	.9	38,788

Amarillo, TX	Retail (4)	.9	72,227

Virginia Beach, VA	Retail (4)	.9	58,937

Eugene, OR	Retail (6)	.9	24,978

Selden, NY	Retail	.9	14,550

Pensacola, FL	Retail (6)	.9	22,700

Lexington, KY	Retail (4)	.8	30,173

El Paso, TX	Retail (6)	.8	25,000

		Percentage
		of 2010	Approximate
	Type of	Contractual	Building
Location	Property	Rental Income (1)	Square Feet
Duluth, GA	Retail (4)	.8	50,260

Grand Rapids, MI	Health & Fitness	.8	72,000

Newport News, VA	Retail (4)	.8	49,865

Hyannis, MA	Retail	.7	9,750

Batavia, NY	Retail (6)	.7	23,483

Gurnee, IL	Retail (4)	.7	22,768

Somerville, MA	Retail	.6	12,054

Hauppauge, NY	Retail	.6	7,000

Bluffton, SC	Retail (4)	.6	35,011

Houston, TX	Retail	.6	12,000

Vicksburg, MS	Retail	.5	2,790

Everett, MA	Retail	.4	18,572

Flowood, MS	Retail	.4	4,505

Bastrop, LA	Retail	.4	2,607

Monroe, LA	Retail	.4	2,756

Marston Mills, MA	Retail	.4	8,775

D’Iberville, MS	Retail	.4	2,650

Kentwood, LA	Retail	.4	2,578

Monroe, LA	Retail	.4	2,806

Vicksburg, MS	Retail	.4	4,505

Newark, DE	Retail	.3	23,547

West Palm Beach, FL	Industrial	.3	10,361

Killeen, TX	Retail	.2	8,000

Seattle, WA	Retail	.1	3,038

Rosenberg, TX	Retail	.1	8,000

New Hyde Park, NY	Industrial (9)	-	51,000

		100%	3,819,212

Properties Owned by Joint Ventures (10)

		Percentage
		of Our Share
		of Rent Payable	Approximate
	Type of	in 2010 to Our	Building
Location	Property	Joint Ventures	Square Feet

Lincoln, NE	Retail	45.8%	112,260

Milwaukee, WI	Industrial	42.7	927,685

Savannah, GA	Retail	5.5	101,550

Miami, FL	Industrial	3.9	396,000

Savannah, GA	Retail	2.1	7,959

		100%	1,545,454
_______________
(1)
Percentage of 2010 contractual rental income payable to us in 2010 (a) under leases existing at December 31, 2009, (b) on our tenancy in common interest, and (c) under leases at a community shopping center we acquired on February 24, 2010.

(2)	Property is a community shopping center we acquired on February 24, 2010 and is leased to ten tenants.
(3)
An undivided 50% interest in this property is owned by us as tenant in common with an unrelated entity.  Percentage of contractual rental income indicated represents our share of the 2010 rental income.  Approximate square footage indicated represents the total rentable square footage of the property.

(4)	This property is leased to a retail furniture operator.
(5)	Property has two tenants, of which approximately 53% is leased to a retail furniture operator.
(6)	This property is leased to a retail office supply operator.
(7)	Property has three tenants, of which approximately 43% is leased to a retail office supply operator.
(8)	Property has two tenants, of which approximately 48% is leased to a retail office supply operator.
(9)	Vacant property.
(10)
Each property is owned by a joint venture in which we are a venture partner.  Except for the joint venture which owns the Miami, Florida property, in which we own a 36% economic interest, we own a 50% economic interest in each joint venture.  Approximate square footage indicated represents the total rentable square footage of the property owned by the joint venture.

The occupancy rate for our properties (including the property in which we own a tenancy in common interest and the community shopping center we acquired on February 24, 2010) based on total rentable square footage, was 98.6% and 97.5% as of December 31, 2009 and 2008, respectively.  The occupancy rate for the community shopping center we acquired on February 24, 2010 was 99% as of the acquisition date.  The occupancy rate for the properties owned by our joint ventures, based on total rentable square footage, was 100% and 99.5% as of December 31, 2009 and 2008, respectively.

As of December 31, 2009 (giving effect to the community shopping center we acquired on February 24, 2010), the 72 properties owned by us and the five properties owned by our joint ventures are located in 27 states.

The following tables set forth certain information, presented by state, related to our properties and properties owned by our joint ventures as of December 31, 2009 (giving effect to the community shopping center we acquired on February 24, 2010).

Our Properties
			Approximate
	Number of	2010 Contractual	Building
State	Properties	Rental Income	Square Feet
New York	10	$6,191,264	615,754

Texas	10	5,773,100	521,623

Georgia	6	3,150,157	298,743

Pennsylvania	2	2,553,724	360,451

Maryland	1	2,340,923	367,000

California	2	2,223,556	137,240

New Jersey	1	2,034,921	106,680

Florida	5	2,015,585	103,966

North Carolina	2	1,810,259	94,703

Ohio	2	1,651,084	197,144

Louisiana	5	1,321,204	64,976

Illinois	3	1,258,630	97,237

Tennessee	1	1,079,367	35,330

Virginia	3	1,036,044	147,590

Other	19	5,385,730	670,775

	72	$39,825,548	3,819,212

Properties Owned by Joint Ventures

		Our Share
		of Rent Payable	Approximate
	Number of	in 2010 to Our	Building
State	Properties	Joint Ventures	Square Feet
Nebraska	1	$603,594	112,260

Wisconsin	1	562,500	927,685

Georgia	2	99,318	109,509

Florida	1	51,496	396,000

	5	$1,316,908	1,545,454

At December 31, 2009 (excluding the community shopping center we acquired on February 24, 2010), we had first mortgages on 52 of the 71 properties we owned as of that date (including our 50% tenancy in common interest, but excluding properties owned by our joint ventures). At December 31, 2009, we had approximately $190.5 million of mortgage loans outstanding, bearing interest at rates ranging from 5.4% to 8.8%.  Upon the acquisition of the community shopping center on February 24, 2010, we assumed a $17.7 million mortgage loan, bearing interest at 5.67%.  Substantially all of our mortgage loans contain prepayment penalties.  The following table sets forth scheduled principal mortgage payments due for our properties as of December 31, 2009 (excluding the community shopping center we acquired on February 24, 2010), and assumes no payment is made on principal on any outstanding mortgage in advance of its due date:

PRINCIPAL PAYMENTS DUE
IN YEAR INDICATED
YEAR	(Amounts in Thousands)
2010	$23,259 (a)
2011	8,061
2012	36,994
2013	8,999
2014	19,356
Thereafter	93,849
Total	$190,518

(a)           Includes a $4.5 million mortgage loan which matured on March 1, 2010 which we have not paid off and are currently in discussions with representatives of the mortgagee.  In addition, three other mortgages mature during 2010, which require balloon payments aggregating approximately $12.4 million at maturity, including a $2.4 million mortgage loan we paid off in January 2010.  Also included is a $1.7 million mortgage loan which the lender can call on 90 days notice and the scheduled amortization of principal balances in the amount of $4.7 million.

At December 31, 2009, our joint ventures had first mortgages on three properties with outstanding balances of approximately $17.9 million, bearing interest at rates ranging from 5.8% to 6.4%.  Substantially all these mortgages contain prepayment penalties.  The following table sets forth the scheduled principal mortgage payments due for properties owned by our joint ventures as of December 31, 2009, and assumes no payment is made on principal on any outstanding mortgage in advance of its due date:

PRINCIPAL PAYMENTS DUE
IN YEAR INDICATED
YEAR	(Amounts in Thousands)
2010	$462
2011	490
2012	520
2013	552
2014	586
Thereafter	15,296
Total	$17,906

Significant Tenants

As of December 31, 2009, no single property owned by us had a book value equal to or greater than 10% of our total assets or had revenues which accounted for more than 10% of our aggregate annual gross revenues in the year ended December 31, 2009.

Haverty Furniture Companies, Inc.

As of December 31, 2009, we owned a portfolio of eleven properties leased under a master lease to Haverty Furniture Companies, Inc., which properties had a net book value equal to 14.9% of our depreciated book value of real estate investments, and revenues which accounted for 11.9% of our aggregate annual gross revenues in the year ended December 31, 2009. Of the eleven properties, three are located in each of Texas and Virginia, two are located in Georgia, and one is located in each of Kansas, Kentucky and South Carolina.  The properties contain buildings with an aggregate of approximately 612,130 square feet.

The properties are net leased to Haverty Furniture Companies, Inc. pursuant to a master lease, which expires on August 14, 2022.  Haverty Furniture Companies, Inc. is a New York Stock Exchange listed company and operates over 100 showrooms in 17 states.  The master lease provides for a current base rent of $4,310,000 per annum (which accounts for 10.8% of our 2010 contractual rental income), increasing on August 15, 2012 and every five years thereafter and provides the tenant with certain renewal options. Pursuant to the master lease, the tenant is responsible for maintenance and repairs, and for real estate taxes and assessments on the properties.  The 2009 annual real estate taxes on the properties aggregated $856,000.  The tenant utilizes approximately 86% of the properties for retail and 14% for warehouse.

The mortgage loan, which our subsidiary, OLP Havertportfolio L.P., assumed when it acquired these eleven properties in 2006, is secured by mortgages/deeds of trust on all such properties in the principal amount of approximately $24.7 million at December 31, 2009.  The mortgage loan bears interest at 6.87% per annum, matures on September 1, 2012 and is being amortized based on a 25-year amortization schedule.  Assuming only contractual payments are made on the principal amount of the mortgage loan, the principal balance due on the maturity date will be approximately $23 million. Although the mortgage loan provides for defeasance, it is generally not prepayable until 90 days prior to the maturity date.

Office Depot, Inc.

As of December 31, 2009, we owned a portfolio of ten properties, each of which is subject to a lease with Office Depot, Inc.  The ten Office Depot, Inc. properties have a net book value equal to 13.9% of our depreciated book value of real estate investments, accounted for 10.9% of our 2009 rental income and will account for 11.1% of our 2010 contractual rental income.  Of the ten properties, two are located in each of Florida and Georgia, and one is located in each of California, Illinois, Louisiana, North Carolina, Oregon and Texas.  The properties contain buildings with an aggregate of approximately 261,678 square feet.

Each property is subject to a separate lease.  Eight of the leases contain cross-default provisions, expire on September 30, 2018, and provide the tenant with four five-year renewal options. One lease expires on June 30, 2013 and provides the tenant with three five-year renewal options, and one lease expires on February 28, 2014 and provides the tenant with four five-year renewal options.  Office Depot, Inc. is a New York Stock Exchange listed company and operates over 1,500 worldwide retail stores.  The ten leases provide for an aggregate current base rent of $4,439,000.  The rent for eight of the properties increases every five years by 10%.  The rent for one property increases by 5% every five years and the rent for one property increases by $20,000 every five years.  Pursuant to the leases, the tenant is responsible for maintenance and repairs, and for real estate taxes and assessments on the properties.  The 2009 annual real estate taxes on the properties aggregated $696,000.

Item 3. Legal Proceedings

None.

Part II

Item 4.	Reserved.

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Our common stock is listed on the New York Stock Exchange.  The following table sets forth the high and low prices for our common stock as reported by the New York Stock Exchange for 2009 and for 2008 and the per share distributions declared on our common stock during each quarter of the years ended December 31, 2009 and 2008.

			DISTRIBUTION
2009	HIGH	LOW	PER SHARE(1)
First Quarter	$10.28	$2.48	$.22	(2)
Second Quarter	$6.90	$3.21	$.22	(3)
Third Quarter	$9.89	$5.30	$.22	(4)
Fourth Quarter	$9.40	$7.92	$.22	(5)

(1)
The provisions of Internal Revenue Service Revenue Procedures related to REITs permits public REITs to distribute a dividend with respect to the 2009, 2010 and 2011 taxable income by issuing shares of common stock; provided that at least 10% of the dividend amount is paid in cash.  We elected to use these provisions for each dividend we declared in 2009.  For each dividend we declared in 2009 the cash amount was allocated pro rata among all stockholders who elected to receive cash. Since any stockholder electing cash could not receive the entire dividend in cash, the remainder of the dividend was paid in shares of our common stock. Stockholders who did not elect to receive cash received the entire dividend in shares of our common stock.

(2)	This dividend was distributed on April 27, 2009 and consisted of an aggregate of 529,000 shares of our common stock and approximately $223,000 in cash.

(3)	This dividend was distributed on July 21, 2009 and consisted of an aggregate of 376,000 shares of our common stock and approximately $234,000 in cash.

(4)	This dividend was distributed on October 30, 2009 and consisted of an aggregate of 255,000 shares of our common stock and approximately $240,000 in cash.

(5)	This dividend was distributed on January 25, 2010 and consisted of an aggregate of 216,000 shares of our common stock and approximately $246,000 in cash.

			CASH
			DISTRIBUTION
2008	HIGH	LOW	PER SHARE
First Quarter	$18.73	$15.45	$.36
Second Quarter	$17.95	$16.01	$.36
Third Quarter	$19.32	$15.20	$.36
Fourth Quarter	$18.15	$6.35	$.22

As of March 5, 2010, there were 331 common stockholders of record and we estimate that at such date there were approximately 3,700 beneficial owners of our common stock.

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

Stock Performance Graph

The following graph compares the performance of our common stock with the Standard and Poor’s 500 Index and a peer group index of publicly traded equity real estate investment trusts prepared by the National Association of Real Estate Investment Trusts.  As indicated, the graph assumes $100 was invested on December 31, 2004 in our common stock and assumes the reinvestment of dividends.

Equity Compensation Plan Information

The following table provides information about shares of our common stock that may be issued upon the exercise of options, warrants, rights and restricted stock under our 2009 Stock Incentive Plan as of December 31, 2009:

Number of
securities
	Number of		remaining available
	securities		for future issuance
	to be issued	Weighted-	under equity
	upon exercise	average	compensation
	of outstanding	exercise price	plans (excluding
	options,	of outstanding	securities
	warrants and	options, warrants	reflected in
Plan Category	rights	and rights	column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	-	-	456,900

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	456,900

(1)   Our 2009 Stock Incentive Plan, which was approved by our stockholders in 2009, is our only equity compensation plan.  Our 2009 Stock Incentive Plan permits us to grant stock options, restricted stock and performance based awards to our employees, officers, directors and consultants.  There are no options outstanding under our 2009 Stock Incentive Plan.  See Note 10 to our Consolidated Financial Statements for a description of our 2009 Stock Incentive Plan.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our outstanding common stock in October, November or December 2009.

Item 6.  Selected Financial Data.

The following table sets forth the selected consolidated statement of operations data for each of the periods indicated, all of which are derived from our audited consolidated financial statements and related notes. The selected financial data for each of the three years in the period ended December 31, 2009 should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below, where this data is discussed in more detail.

	As of and for the Year Ended
	December 31
	(Amounts in Thousands, Except Per Share Data)
	2009	2008	2007	2006	2005
OPERATING DATA (Note a)
Rental revenues	$39,016	$36,031	$33,439	$38,109	$31,942
Equity in earnings (loss) of unconsolidated joint ventures (Note b)	559	622	648	(3,276)	2,102
Gain on dispositions of real estate of unconsolidated joint ventures	-	297	583	26,908	-
Net gain on sale of unimproved land, air rights and other gains	-	1,830	-	413	10,248
Income from continuing operations	12,320	9,943	7,685	29,254	16,832
Income (loss) from discontinued operations	7,321	(5,051)	2,905	7,171	4,448
Net income	19,641	4,892	10,590	36,425	21,280
Weighted average number of common shares outstanding:
Basic	10,651	10,183	10,069	9,931	9,838
Diluted	10,812	10,183	10,069	9,934	9,843
Net income per common share – basic
Income from continuing operations	$1.15	$.98	$.76	$2.95	$1.71
Income (loss) from discontinued operations	.69	(.50)	.29	.72	.45
Net income	$1.84	$.48	$1.05	$3.67	$2.16
Net income per common share – diluted
Income from continuing operations	$1.14	$.98	$.76	$2.95	$1.71
Income (loss) from discontinued operations	.68	(.50)	.29	.72	.45
Net income	$1.82	$.48	$1.05	$3.67	$2.16

Cash distributions per share of common stock (Note c)	$.08	$1.30	$2.11	$1.35	$1.32
Stock distributions per share of common stock	$.80	-	-	-	-

BALANCE SHEET DATA
Real estate investments, net	$345,693	$353,113	$344,042	$351,841	$258,122
Investment in unconsolidated joint ventures	5,839	5,857	6,570	7,014	27,335
Cash and cash equivalents	28,036	10,947	25,737	34,013	26,749
Available-for-sale securities	6,762	297	1,024	1,372	163
Total assets	408,686	429,105	406,634	422,037	330,583
Mortgages and loan payable	190,518	225,514	222,035	227,923	167,472
Line of credit	27,000	27,000	-	-	-
Total liabilities	228,558	265,130	235,395	241,912	175,064
Total stockholders' equity	180,128	163,975	171,239	180,125	155,519

	As of and for the Year Ended
	December 31
	(Amounts in Thousands, Except Per Share Data)
	2009	2008	2007	2006	2005
OTHER DATA (Note d)
Funds from operations	$23,272	$13,952	$18,645	$13,707	$26,658
Funds from operations per common share:
Basic	$2.19	$1.37	$1.85	$1.38	$2.71
Diluted	$2.15	$1.37	$1.85	$1.38	$2.71
Adjusted funds from operations	$22,064	$12,458	$16,621	$11,594	$25,093
Adjusted funds from operations per common share:
Basic	$2.07	$1.22	$1.65	$1.17	$2.55
Diluted	$2.04	$1.22	$1.65	$1.17	$2.55

Note a:  Certain amounts reported in prior periods have been reclassified to conform to the current year’s presentation, primarily the restatement of prior periods for discontinued operations.

Note b:  For the year ended December 31, 2006, “Equity in earnings (loss) of unconsolidated joint ventures” is after giving effect to $5.3 million, our share of the mortgage prepayment premium expense incurred in connection with dispositions of real estate of unconsolidated joint ventures.  This expense is reflected as interest expense on the books of the joint ventures and is not netted against the $26.9 million gain on dispositions.

Note c:  2007 includes a special cash distribution of $.67 per share.

Note d:  We consider funds from operations (FFO) and adjusted funds from operations (AFFO) to be relevant and meaningful supplemental measures of the operating performance of an equity REIT, and they should not be deemed to be a measure of liquidity.  FFO and AFFO do not represent cash generated from operations as defined by generally accepted accounting principles (GAAP) and is not indicative of cash available to fund all cash needs, including distributions.  They should not be considered as an alternative to net income for the purpose of evaluating our performance or to cash flows as a measure of liquidity.

We compute FFO in accordance with the “White Paper on Funds From Operations” issued in April 2002 by the National Association of Real Estate Investment Trusts (NAREIT).  FFO is defined in the White Paper as “net income (computed in accordance with generally accepting accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.” In computing FFO, we do not add back to net income the amortization of costs in connection with our financing activities or depreciation of non-real estate assets.  Since the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one REIT to another. We compute AFFO by deducting from FFO our straightline rent accruals and amortization of lease intangibles (including our share of our unconsolidated joint ventures).

We believe that FFO and AFFO are useful and standard supplemental measures of the operating performance for equity REITs and are used frequently by securities analysts, investors and other interested parties in evaluating equity REITs, many of which present FFO and AFFO when reporting their operating results.  FFO and AFFO are intended to exclude GAAP historical cost depreciation and amortization of real estate assets, which assures that the value of real estate assets diminish predictability over time.  In fact, real estate values have historically risen and fallen with market conditions.  As a result, we believe that FFO and AFFO provide a performance measure that when compared year over year, should reflect the impact to operations from trends in occupancy rates, rental rates, operating costs, interest costs and other matters without the inclusion of depreciation and amortization, providing a perspective that may not be necessarily apparent from net income.  We also consider FFO and AFFO to be useful to us in evaluating potential property acquisitions.

FFO and AFFO do not represent net income or cash flows from operations as defined by GAAP.  FFO and AFFO should not be considered to be an alternative to net income as a reliable measure of our operating performance; nor should FFO and AFFO be considered an alternative to cash flows from operating, investing or financing activities (as defined by GAAP) as measures of liquidity.

FFO and AFFO do not measure whether cash flow is sufficient to fund all of our cash needs, including principal amortization, capital improvements and distributions to stockholders.  FFO and AFFO do not represent cash flows from operating, investing or financing activities as defined by GAAP.

Management recognizes that there are limitations in the use of FFO and AFFO.  In evaluating the performance of our company, management is careful to examine GAAP measures such as net income and cash flows from operating, investing and financing activities.  Management also reviews the reconciliation of net income to FFO and AFFO.

The table below provides a reconciliation of net income in accordance with GAAP to FFO and AFFO, as calculated under the current NAREIT definition of FFO, for each of the years in the five year period ended December 31, 2009 (amounts in thousands):

	2009	2008	2007	2006	2005
Net income (Note 1)	$19,641	$4,892	$10,590	$36,425	$21,280
Add: depreciation of properties	9,001	8,971	8,248	7,091	5,905
Add: our share of depreciation in unconsolidated joint ventures	323	322	329	716	1,277
Add: amortization of deferred leasing costs	64	64	61	43	101
Deduct: gain on sales of real estate	(5,757)	-	-	(3,660)	(1,905)
Deduct: gain on dispositions of real estate of unconsolidated joint ventures	-	(297)	(583)	(26,908)	-
Funds from operations (Note 1)	23,272	13,952	18,645	13,707	26,658
Deduct: straight line rent accruals and amortization of lease intangibles	(1,151)	(1,394)	(1,924)	(1,950)	(1,282)
Deduct: our share of straight line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	(57)	(100)	(100)	(163)	(283)
Adjusted funds from operations (Note 1)	$22,064	$12,458	$16,621	$11,594	$25,093

Note 1:  For the year ended December 31, 2008, net income FFO and AFFO are after $6 million of impairment charges.  For the year ended December 31, 2006, net income, FFO and AFFO are after giving effect to $5.3 million, our share of the mortgage prepayment premium expense incurred in connection with the dispositions of real estate of unconsolidated joint ventures.  This expense is reflected as interest expense on the books of the joint ventures and not netted against gain on dispositions.  For the year ended December 31, 2005, net income, FFO and AFFO include $10.2 million from the gain on sale of air rights.

The table below provides a reconciliation of net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO.

	2009	2008	2007	2006	2005
Net income (Note 2)	$1.82	$.48	$1.05	$3.67	$2.16
Add: depreciation of properties	.83	.88	.82	.71	.60
Add: our share of depreciation in unconsolidated joint ventures	.03	.03	.03	.07	.13
Add: amortization of deferred leasing costs	-	.01	.01	.01	.01
Deduct: gain on sales of real estate	(.53)	-	-	(.37)	(.19)
Deduct: gain on dispositions of real estate of unconsolidated joint ventures	-	(.03)	(.06)	(2.71)	-
Funds from operations (Note 2)	2.15	1.37	1.85	1.38	2.71
Deduct: straight line rent accruals and amortization of lease intangibles	(.11)	(.14)	(.19)	(.20)	(.13)
Deduct: our share of straight line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	-	(.01)	(.01)	(.01)	(.03)
Adjusted funds from operations (Note 2)	$2.04	$1.22	$1.65	$1.17	$2.55

Note 2:  For the year ended December 31, 2008, net income, FFO and AFFO is after $.59 of impairment charges.  For the year ended December 31, 2006, net income, FFO and AFFO is after $.53, our share of the mortgage prepayment premium expense.  For the year ended December 31, 2005, net income, FFO and AFFO include $1.04 from the gain on sale of air rights.  See Note 1 above.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of Years Ended December 31, 2009 and December 31, 2008

Rental Revenues

Rental income. Rental income increased by $3 million, or 8.3%, to $39 million for the year ended December 31, 2009, from $36 million for the year ended December 31, 2008.  The increase in rental revenues is primarily due to rental revenues of $3.4 million earned during the year ended December 31, 2009 on twelve properties acquired by us during 2008.  The increase in rental income was offset by a decrease in rent payments from two tenants adversely affected by the recession and by a lease termination in June 2009, for which we received the lease termination fee referred to below.

Lease termination fee. The lease termination fee income received in 2009 resulted from a $1,905,000 lease termination payment from a retail tenant that had been paying its rent on a current basis, but had vacated the property in March 2009, offset by the write off of the entire balance of the unbilled rent receivable and intangible lease asset related to this property, aggregating $121,000.  There was no comparable fee income in 2008.  This property was released effective November 9, 2009.

Operating Expenses

Depreciation and amortization expense. Depreciation and amortization expense increased by $689,000, or 8.8%, to $8.5 million for the year ended December 31, 2009, from $7.8 million for the year ended December 31, 2008.  The increase was primarily due to depreciation and amortization increases of $660,000 on twelve properties acquired during 2008, as well as from an increase in depreciation expense of building improvements.

Real estate expenses.  Real estate expenses increased by $340,000, or 98.8%, to $684,000 for the year ended December 31, 2009, from $344,000 for the year ended December 31, 2008, resulting primarily from real estate taxes and utilities related to our vacant property.  In addition, the year ended December 31, 2009 includes real estate taxes for another property which became subject to a lease with a new tenant under which we are responsible for the real estate taxes, and an increase in repairs, maintenance and other operating expenses at several properties.

Other Income and Expenses

Gain on dispositions of real estate of unconsolidated joint ventures. In the year ended December 31, 2008, we recognized a net gain of $297,000 on the sale by a joint venture of a vacant property.  There was no comparable gain in the year ended December 31, 2009.

Interest and other income. Interest and other income decreased by $175,000, or 32.8%, to $358,000 for the year ended December 31, 2009, from $533,000 for the year ended December 31, 2008.  The decrease resulted primarily because we had less cash available for investment as we applied available cash to purchase nine properties in September 2008.  In addition, interest rates earned on short-term cash equivalents declined significantly.  Offsetting the decrease in interest income was $110,000 of consulting fee income and $37,000 received for granting an easement at one of our properties, both recorded in 2009.

Interest expense. Interest expense decreased by $229,000, or 1.7%, to $13.6 million for the year ended December 31, 2009, from $13.8 million for the year ended December 31, 2008. This decrease resulted from the payoff in full of two mortgage loans during the year, as well as from the monthly principal amortization of other mortgages.  These decreases were offset by interest expense on fixed rate mortgages placed on three properties between September 2008 and March 2009.  In addition, at the end of September 2008, we borrowed $34 million under our line of credit which was applied to the purchase of eight properties, of which $7 million was repaid in November 2008 with a portion of the proceeds from a mortgage financing of one of our properties.  Accordingly, interest expense relating to our line of credit increased by $297,000 during the year ended December 31, 2009.

Amortization of deferred financing costs.  Amortization of deferred financing costs increased by $146,000, or 25.1%, to $728,000 for the year ended December 31, 2009, from $582,000 for the year ended December 31, 2008.  The increase results primarily from accelerated amortization of deferred financing costs of $118,000 relating to a mortgage loan that was refinanced during 2009 and from $37,000 relating to a mortgage loan that was repaid in full during 2009.

Income from settlement with former president.  In November 2009, civil litigations commenced by us as plaintiff, against our former president and chief executive officer, arising out of his inappropriate financial dealings, were settled, and we received $900,000 in cash and 5,641 shares of our common stock valued at $51,000 (based on the November 23, 2009 closing price).  We were also assigned an interest in a real estate consulting venture, the value of which was fully reserved against.

Gain on sale of excess unimproved land.  During the year ended December 31, 2008, we sold five acres of excess unimproved land that we acquired as part of the purchase of a flex building in 2000 and recognized a gain of $1.8 million.  There was no such gain in the year ended December 31, 2009.

Discontinued Operations

Income from discontinued operations increased by $12.4 million, or 245%, to $7.3 million for the year ended December 31, 2009 from a loss of $5.1 million for the year ended December 31, 2008 and includes the operations of eight of our properties, five of which were conveyed to the mortgagee and three of which were sold during the year ended December 31, 2009.

In July 2009, non-recourse mortgages, secured and cross collateralized by five of our properties that had formerly been leased to Circuit City Stores Inc., had an outstanding balance of $8,706,000.  Circuit City Stores, Inc. filed for protection under the federal bankruptcy laws in November 2008 and rejected leases for two of our properties in December 2008 and rejected leases for the remaining three properties in March 2009. No payments were made on these mortgages from December 1, 2008 and a letter of default was received on March 16, 2009. In July 2009, these properties were conveyed to the mortgagee by deeds-in-lieu of foreclosure and we and our five wholly-owned subsidiaries which owned the Circuit City properties were released from all obligations, including principal, interest and real estate taxes due. We had accrued mortgage interest expense totaling $297,000 for the period December 2008 through July 7, 2009 and accrued real estate tax expense totaling $246,000 on these five properties. The carrying value of the portfolio of the properties transferred of $8,075,000, net of the $5,231,000 of impairment charges taken at December 31, 2008, approximated their fair value at the time of transfer.  During the year ended December 31, 2009, we recognized an $897,000 gain based on the excess of the carrying amount of the payables (mortgage, real estate taxes and mortgage interest) over the fair value of the portfolio of properties transferred. The gain also reflects the write off of deferred costs and escrows relating to these mortgages totaling $277,000.

In addition to the $5,231,000 impairment charge taken during the year ended December 31, 2008 against the Circuit City properties discussed above, an impairment charge of $752,000 was taken against another property in 2008, where a retail tenant that had been paying its rent on a current basis had vacated the property in 2006. In March 2009, we sold this property and recorded an impairment charge of $229,000 to recognize the loss.

In October 2009, in unrelated transactions, we sold two properties and recognized gains for accounting purposes totaling $5,757,000.  There were no comparable gains in the year ended December 31, 2008.

Comparison of Years Ended December 31, 2008 and December 31, 2007

Rental Revenues

Rental revenues. Rental revenues increased by $2.6 million, or 7.8%, to $36 million for the year ended December 31, 2008, from $33.4 million for the year ended December 31, 2007.  The increase in rental revenues is substantially due to rental revenues of $1.7 million earned during the year ended December 31, 2008 on twelve properties acquired by us during 2008.  The increase in 2008 rental income as compared to 2007 also resulted from a $253,000 write off of the intangible lease liability related to a property where we directly assumed in December 2008 the sublease for a property leased by us to Circuit City and subleased by Circuit City to a furniture retailer.  Additionally, in 2008 and 2007, we wrote off the entire balance of unbilled rent receivable relating to several properties.

Operating Expenses

Depreciation and amortization expense. Depreciation and amortization expense increased by $402,000, or 5.4%, to $7.8 million for the year ended December 31, 2008, from $7.4 million for the year ended December 31, 2007.  The increase was primarily due to depreciation and amortization of $370,000 on twelve properties acquired between January and September 2008.

General and administrative expenses. General and administrative expenses decreased by $13,000, or .2%, to $6.508 million for the year ended December 31, 2008, from $6.521 million for the year ended December 31, 2007.  The decrease is due to a number of factors, including: (a) a $100,000 decrease paid under the Compensation and Services Agreement; (b) a $91,000 decrease in Federal excise tax expense; and (c) a $64,000 decrease in state tax expense.  These decreases were offset by several factors, including: (i) a $133,000 increase in payroll and payroll related expenses for full-time employees; and (ii) a $105,000 increase in professional fees incurred in connection with civil litigations commenced by us as plaintiff, arising out of the activities of our former president and chief executive officer.

Real estate expenses.  Real estate expenses increased by $135,000, or 64.6%, to $344,000 for the year ended December 31, 2008, from $209,000 for the year ended December 31, 2007, resulting primarily from real estate taxes for three of our properties, including one vacant property and a property which became subject to a lease with a new tenant under which we are responsible for the real estate taxes.

Other Income and Expenses

Gain on dispositions of real estate of unconsolidated joint ventures. In the years ended December 31, 2008 and 2007, two of our joint ventures each sold a vacant property and we recognized gains on sale of $297,000 and $583,000, respectively.

Interest and other income. Interest and other income decreased by $1.2 million, or 70%, to $533,000 for the year ended December 31, 2008, from $1.8 million for the year ended December 31, 2007.  Due to the credit crisis, interest rates steadily declined over the past several quarters resulting in a decrease in the income we earn on our investment in short-term cash equivalents.  In addition, we had less cash available for investment after we paid a special distribution of $6.7 million to our stockholders in October 2007 and purchased nine properties in September 2008.  Also contributing to the decrease in interest and other income was the inclusion of a $118,000 gain on the sale of available-for-sale securities in the year ended December 31, 2007.  We did not have a similar sale of securities in 2008.

Interest expense. Interest expense increased by $99,000, or .7%, to $13.8 million for the year ended December 31, 2008, from $13.7 million for the year ended December 31, 2007. At the end of September 2008, we borrowed $34 million under our credit facility which was applied to the purchase of eight Office Depot properties, of which $7 million was repaid in November 2008 with a portion of the proceeds from a mortgage financing of one of our properties.  Accordingly, interest expense relating to our credit facility increased by $360,000 during the year ended December 31, 2008.  The increase was also due to interest expense on fixed rate mortgages placed on three properties between August 2007 and September 2008, and the assumption of two fixed rate mortgages in connection with the purchase of two properties in January and February 2008.  These increases were offset from the payoff in full of two mortgage loans, as well as from the monthly principal amortization of other mortgages.

Gain on sale of excess unimproved land.  During the year ended December 31, 2008, we sold five acres of excess land that we acquired as part of the purchase of a flex building in 2000 and recognized a gain of $1.8 million.  There was no such gain in the year ended December 31, 2007.

Discontinued Operations

Income from discontinued operations decreased by $8 million, or 274%, to a loss of $5.1 million for the year ended December 31, 2008 from income of $2.9 million for the year ended December 31, 2007 and includes the operations of eight of our properties, five of which were conveyed to the mortgagee (Circuit City properties) during the year ended December 31, 2009 and three of which were sold during the year ended December 31, 2009.  The decrease in discontinued operations results substantially from $6 million of impairment charges we recorded during the year ended December 31, 2008 relating to four of these properties.  An impairment charge of $5.2 million was recorded relating to three of our Circuit City properties and $752,000 was related to a retail furniture property.  Circuit City rejected leases for two of the properties in December 2008 and rejected the lease for the third property in March 2009.  Our analysis determined that the other two properties leased to Circuit City which were rejected in March 2009, did not require an impairment charge.  Although the retail furniture property has been vacant, the tenant is current in its rent payments.  There was no impairment charge recorded in the year ended December 31, 2007.

Liquidity and Capital Resources

Our capital sources include income from our operating activities, cash and cash equivalents, available-for-sale securities, borrowings under a revolving credit facility, refinancing existing mortgage loans and obtaining mortgage loans secured by our unencumbered properties.  Our available liquidity at December 31, 2009 was approximately $34.8 million, including $28 million of cash and cash equivalents and $6.8 million of marketable securities.  Our available liquidity as of March 8, 2010 (giving effect to the acquisition by us of a community shopping center on February 24, 2010) was approximately $30 million, including cash and available-for-sale securities.

Liquidity and Financing

We expect to meet all of our capital needs with cash flow generated by our operating activities, primarily, rental income.  To the extent that cash provided by our operations is not adequate to cover all of our capital needs (which we do not anticipate), we will be required to use our available cash and cash equivalents and/or sell our marketable securities to pay our capital needs.

Mortgage loans aggregating $18.6 million in principal amount mature in 2010, of which a $2.4 million mortgage loan was repaid in January 2010, a $4.5 million mortgage loan matured on March 1, 2010 and a $9 million mortgage loan is due on April 1, 2010.  Additionally, one mortgage loan, with an outstanding principal amount of $1.7 million, has been since October, 2009 callable on ninety days notice by the mortgagee.  We are seeking to refinance or extend the mortgage loans which have or will become due in 2010 as well as the mortgage loan due upon demand, and we intend to repay the amount not refinanced or extended from our existing cash position, including our marketable securities.  In addition, at December 31, 2009, we owned unencumbered income producing real estate with an aggregate carrying value, before accumulated depreciation, of $74.3 million, which we may seek to finance if we determine we need additional liquidity.

We continually seek to refinance existing mortgage loans on terms we deem acceptable, in order to generate additional liquidity.  Additionally, in the normal course of our business, we sell properties when we determine that it is in our best interests which also generates additional liquidity. Further, since each of our encumbered properties is subject to a non-recourse mortgage (with standard carve outs), if our in-house evaluation of the market value of such property is substantially less than the principal balance outstanding on the mortgage loan, we may determine to convey such property to the mortgagee in order to terminate our mortgage obligations, including payment of interest, principal and real estate taxes, with respect to such property.

Our credit facility expires on March 31, 2010.  Currently, there is $27 million outstanding under our credit facility.  We have negotiated a modification and extension of our credit facility with our lending syndicate and have reached an understanding on all material terms, including among other items, a two year extension.  For a discussion of all of the material terms of the proposed modification and extension of the credit facility, see "Credit Facility" below. We are confident the modification and extension of the credit facility will be consummated, and that our lending syndicate will continue our current credit facility until the modification and extension is consummated.  In the event that we do not consummate the modification and extension, our lending syndicate may demand prompt re-payment of the $27 million outstanding under the credit facility.  If that occurs and we are unable to fully repay the $27 million outstanding as we have been unable to (i) obtain a new credit facility, (ii) secure adequate funds by refinancing existing mortgages and/or mortgaging unencumbered properties, or (iii) unable to raise funds by other means (whether by equity or debt offerings or securing short term financing, etc.), we will be required to sell certain of our properties at prices we may deem inadequate in order to secure funds to repay all amounts outstanding under our credit facility.

Typically, we utilize funds from a credit facility to acquire a property and, thereafter secure long term, fixed rate mortgage debt on such property. We apply the proceeds from the mortgage loan to repay borrowings under the credit facility, thus providing us with the ability to re-borrow under the credit facility for the acquisition of additional properties.  As a result, in order to grow our business, it is important to have a credit facility in place in order for us to pursue an active acquisition program.  If we are unable to consummate the modification and extension of our credit facility or obtain a new credit facility, then unless we can raise additional equity or long term debt, of which there is no assurance, we will be significantly constrained in our ability to acquire properties.  In addition, in the current credit environment, borrowers are limited in their ability to obtain mortgage financing.  If we continue to be limited in obtaining mortgage financing (either for acquisitions or with respect to our properties), it will also adversely affect our ability to acquire additional properties.  Accordingly, our long term liquidity is dependent (i) upon our ability to document the modification and extension of our credit facility or obtain a new credit facility, (ii) the increased availability of long term, institutional mortgage financing, or (iii) our ability to raise additional equity or long term debt.

Credit Facility

We are a party to a credit agreement, as amended, with VNB New York Corp., Bank Leumi, USA, Manufacturers and Traders Trust Company and Israel Discount Bank of New York, which provides for a $62.5 million revolving credit facility.  The credit facility is available to pay off existing mortgages, to fund the acquisition of additional properties or to invest in joint ventures.  The facility matures on March 31, 2010.  Borrowings under the facility bear interest at the lower of LIBOR plus 2.15% or the bank’s prime rate and there is an unused facility fee of ¼% per annum.  Net proceeds received from the sale or refinancing of properties are required to be used to repay amounts outstanding under the facility if proceeds from the facility were used to purchase or refinance the property.  The facility is guaranteed by our subsidiaries that own unencumbered properties and is secured by the outstanding stock of subsidiary entities.  As of December 31, 2009 and March 10, 2010, there was $27 million outstanding under the facility.

We have negotiated a modification and extension of our credit facility with our lending syndicate and have agreed on all of the material terms.  The proposed modification and extension will reduce the availability under the facility from $62.5 million to $40 million, extend the expiration date from March 31, 2010 to March 31, 2012, increase the interest rate from the lower of LIBOR plus 2.15% or the banks prime rate to 90 day LIBOR plus 3%, with a minimum interest rate of 6% per annum.  Until we have executed the modification and extension, our lending syndicate has advised us that our current credit facility will remain in place, but we will not be permitted to draw down any additional funds under our credit facility.  Although, we are confident that the modification and extension will be documented substantially in accordance with the agreed upon terms, there can be no assurance that it will be consummated. In the event, that the modification and extension is not consummated, we expect to have sufficient liquidity available to us to fully repay the $27 million outstanding under our credit facility.  As a result, we will be required to seek liquidity from other sources, including refinancing mortgages, financing unencumbered properties, selling assets, raising equity or obtaining short or long term debt.

Contractual Obligations

The following sets forth our contractual cash obligations as of December 31, 2009, which relate to interest and amortization payments and balances due at maturity under outstanding mortgages secured by our properties for the periods indicated.  It also includes the amount due at maturity under our credit facility and does not include the $17.7 million mortgage we assumed in connection with the purchase of a community shopping center we acquired on February 24, 2010 (amounts in thousands):

	Payment due by period
		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Mortgages payable – interest and amortization	$92,011	$16,220	$32,158	$29,871	$13,762

Mortgages payable – balances due at maturity	154,335	18,591	35,287	11,040	89,417

Credit facility	27,000	27,000	-	-	-
Total	$273,346	$61,811	$67,445	$40,911	$103,179

As of December 31, 2009, we had outstanding approximately $190.5 million in mortgage indebtedness (excluding mortgage indebtedness of our unconsolidated joint ventures), all of which is non-recourse (subject to standard carve-outs).  We expect that debt service payments of approximately $48.4 million due in the next three years will be paid primarily from cash generated from our operations.  We anticipate that loan maturities of approximately $80.9 million, including $27 million due under our credit facility, due in the next three years will be paid primarily from cash and cash equivalents and mortgage financings and refinancings.  If we are not successful in refinancing our existing indebtedness or financing our unencumbered properties, our cash flow, funds available under our credit facility and available cash, if any, may not be sufficient to repay all maturing debt when payments become due, and we may be forced to sell additional equity, obtain long or short term debt, or dispose of properties on disadvantageous terms.

In addition, we, as ground lessee, are obligated to pay rent under a ground lease for a property owned in fee by an unrelated third party.  The annual fixed leasehold rent expense is as follows (amounts in thousands):

Total	2010	2011	2012	2013	2014	More than 5 years
$3,487	$297	$297	$297	$297	$328	$1,971

We had no outstanding contingent commitments, such as guarantees of indebtedness, or any other contractual cash obligations at December 31, 2009.

Cash Distribution Policy

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute currently at least 90% of our ordinary taxable income to our stockholders (pursuant to  Internal Revenue Procedures).  It is our current intention to comply with these requirements and maintain our REIT status.  As a REIT, we generally will not be subject to corporate federal, state or local income taxes on taxable income we distribute currently (in accordance with the Internal Revenue Code and applicable regulations) to our stockholders.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years.  Even if we qualify for federal taxation as a REIT, we may be subject to certain state and local taxes on our income and to federal income taxes on our undistributed taxable income (i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Internal Revenue Code and applicable regulations thereunder) and are subject to federal excise taxes on our undistributed taxable income.

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

In 2008, our board determined that, in view of the economic environment, we should conserve our capital.  As a result, all of our dividends declared in 2009 consisted of 90% stock and 10% cash, pursuant to Revenue Procedures issued by the Internal Revenue Service.  On March 9, 2010, our board of directors declared a quarterly dividend of $.30 per share payable in cash on April 6, 2010 to record holders on March 26, 2010.  Our board of directors reviews the dividend policy at each regularly scheduled quarterly board meeting to determine if any changes to our dividend should be made and whether the distribution should consist of all cash or a combination of cash and stock.

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

Revenues

Our revenues, which are substantially derived from rental income, include rental income that our tenants pay in accordance with the terms of their respective leases reported on a straight line basis over the term of each lease.  It is our policy not to record straight-line rent beyond the expected useful life of a building.  Since many of our leases provide for rental increases at specified intervals, straight line basis accounting requires us to record as an asset and include in revenues, unbilled rent receivables which we will only receive if the tenant makes all rent payments required through the expiration of the term of the lease.  Accordingly, our management must determine, in its judgment, that the unbilled rent receivable applicable to each specific tenant is collectible.  We review unbilled rent receivables on a quarterly basis and take into consideration the tenant’s payment history and the financial condition of the tenant.  In the event that the collectability of an unbilled rent receivable is in doubt, we are required to take a reserve against the receivable or a direct write off of the receivable, which has an adverse affect on net income for the year in which the reserve or direct write off is taken, and will decrease total assets and stockholders’ equity.

Value of Real Estate Portfolio

We review our real estate portfolio on a quarterly basis to ascertain if there are any indicators of impairment to the value of any of our real estate assets, including deferred costs and intangibles, in order to determine if there is any need for an impairment charge.  In reviewing the portfolio, we examine the type of asset, the current financial statements or other available financial information of the tenant, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports.  For each real estate asset owned for which indicators of impairment exist, if the undiscounted cash flow analysis yields an amount which is less than the asset’s carrying amount, an impairment loss is recorded to the extent that the estimated fair value is less than the asset’s carrying amount.  The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property.  Real estate assets that are expected to be disposed of are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis.  We generally do not obtain any independent appraisals in determining value but rely on our own analysis and valuations. Any impairment charge taken with respect to any part of our real estate portfolio will reduce our net income and reduce assets and stockholders’ equity to the extent of the amount of any impairment charge, but it will not affect our cash flow or our distributions until such time as we dispose of the property.

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

At December 31, 2009, we had one interest rate swap agreement outstanding that was entered into March 2009.  The fair market value of the interest rate swap is dependent upon existing market interest rates and swap spreads, which change over time.  As of December 31, 2009, if there had been a 1% increase in forward interest rates, the fair market value of the interest rate swap and net unrealized gain on derivative instruments would have increased by approximately $394,000.  If there were a 1% decrease in forward interest rates, the fair market value of the interest rate swap and net unrealized gain on derivative instruments would have decreased by approximately $440,000.  These changes would not have any impact on our net income or cash.

We utilize interest rate swaps to limit interest rate risk.  Derivatives are used for hedging purposes rather than speculation.  We do not enter into financial instruments for trading purposes.

In connection with our mortgage debt (excluding our mortgage subject to the interest swap agreement), it bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.  Our credit facility is a revolving variable rate facility which is sensitive to interest rates.  Under current market conditions, we do not believe that our risk of material potential losses in future earnings, fair values and/or cash flows from near-term changes in market rates that we consider reasonably possible is material.

We assessed the market risk for our revolving variable rate credit facility and believe that a 1% increase in interest rates would cause a decrease in net income and cash of $270,000 and a 1% decrease would cause an increase in net income and cash of $270,000 based on the $27 million outstanding on our credit facility at December 31, 2009.

The fair market value of our long term debt is estimated based on discounting future cash flows at interest rates that our management believes reflect the risks associated with long term debt of similar risk and duration.

The following table sets forth our debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated fair market value at December 31, 2009 (excluding a community shopping center we acquired on February 24, 2010):

	For the Year Ended December 31
	(amounts in thousands)
	2010	2011	2012	2013	2014	There- after	Total	Fair Market Value
Fixed rate:
Long term debt	$23,259	$8,061	$36,994	$8,999	$19,356	$93,849	$190,518	$184,443

Weighted average interest rate	6.35%	6.29%	6.29%	6.20%	6.18%	6.09%	6.19%	7.00%

Variable rate:
Long term debt (Note 1)	$27,000	-	-	-	-	-	$27,000	$26,681

Note 1: Our credit line facility matures on March 31, 2010 and bears interest at the lower of LIBOR plus 2.15% or the respective bank’s prime rate.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, our management believes that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on management’s assessment of our internal control over financial reporting.  This report appears on page F-1 of this Annual Report on Form 10-K.

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

You can also obtain a printed copy of any of the materials referred to above for free by contacting us at the following address: One Liberty Properties, Inc., 60 Cutter Mill Road, Great Neck, New York  11021, Attention: Secretary, telephone number 1-800-450-5816.

The audit committee of our board of directors is an “audit committee” for the purposes of Section 3(a) (58) of the Exchange Act.  The members of that committee are Charles Biederman, Chairman, Joseph A. DeLuca and James J. Burns.

Apart from certain information concerning our executive officers which is set forth in Part I of this Annual Report, additional information required by this Item 10 shall be included in our proxy statement for our 2010 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2010, and is incorporated herein by reference thereto, including the information set forth under the captions “Election of Directors,”  “Section 16(a) Beneficial Ownership Reporting Compliance” and “Governance of the Company.”

Item 11.  Executive Compensation.

The information concerning our executive compensation required by this Item 11 shall be included in our proxy statement for our 2010 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2010, and is incorporated herein by reference thereto, including the information set forth under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Report of Compensation Committee.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning our beneficial owners and management required by this Item 12 shall be included in our proxy statement for our 2010 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2010 and is incorporated herein by reference thereto, including the information set forth under the caption “Stock Ownership of Certain Beneficial Owners, Directors and Officers.”

Equity compensation plan information is incorporated herein by reference to Part II, Item 4, “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” of this annual report.

Item 13.  Certain Relationships and Related Transactions.

The information concerning certain relationships, related transactions and director independence required by this Item 13 shall be included in our proxy statement for our 2010 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2010 and is incorporated herein by reference thereto, including the information set forth under the captions “Certain Relationships and Related Transactions,” and “Governance of the Company.”

Item 14.  Principal Accountant Fees and Services.

The information concerning our principal accounting fees required by this Item 14 shall be included in our proxy statement for our 2010 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2010, and is incorporated herein by reference thereto, including the information set forth under the caption “Independent Registered Public Accounting Firm.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report:

(1)	The following financial statements of the Company are included in this Report on Form 10-K:

- Reports of Independent Registered
Public Accounting Firm	F-1 through F-2
- Statements:
Consolidated Balance Sheets	F-3
Consolidated Statements of Income	F-4
Consolidated Statements of Stockholders' Equity	F-5
Consolidated Statements of Cash Flows	F-6 through F-7
Notes to Consolidated Financial Statements	F-8 through F-30

(2)	Financial Statement Schedules:

- Schedule III-Real Estate and Accumulated Depreciation	F-31 through F-33

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

3.4	By-Laws of One Liberty Properties, Inc., as amended (incorporated by reference to Exhibit 3.1 to One Liberty Properties, Inc.'s Current Report on Form 8-K filed on December 12, 2007).

4.1	One Liberty Properties, Inc. 2009 Incentive Plan (incorporated by reference to Exhibit A to One Liberty Properties, Inc.'s Proxy Statement on Schedule 14A filed on April 29, 2009).

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

10.4
Compensation and Services and Agreement effective as of January 1, 2007 between One Liberty Properties, Inc. and Majestic Property Management Corp. (incorporated by reference to One Liberty Properties, Inc.’s Current Report on Form 8-K filed on March 14, 2007).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to One Liberty Properties, Inc.’s Current Report on Form 8-K filed on March 14, 2006).

21.1	Subsidiaries of Registrant*

23.1	Consent of Ernst & Young LLP*

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Senior Vice President and Chief Financial Officer*

32.1	Certification of President and Chief Executive Officer *

32.2	Certification of Senior Vice President and Chief Financial Officer*

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

Signature	Title	Date

/s/ Fredric H. Gould	Chairman of the
Fredric H. Gould	Board of Directors	March 12, 2010

/s/ Patrick J. Callan, Jr.	President, Director and
Patrick J. Callan, Jr	Chief Executive Officer	March 12, 2010

/s/ Joseph A. Amato
Joseph A. Amato	Director	March 12, 2010

/s/ Charles Biederman
Charles Biederman	Director	March 12, 2010

/s/ James J. Burns
James J. Burns	Director	March 12, 2010

/s/ Jeffrey A. Gould
Jeffrey A. Gould	Director	March 12, 2010

/s/ Matthew J. Gould
Matthew J. Gould	Director	March 12, 2010

/s/ Joseph DeLuca
Joseph DeLuca	Director	March 12, 2010

/s/ J. Robert Lovejoy
J. Robert Lovejoy	Director	March 12, 2010

/s/ David W. Kalish
David W. Kalish	Senior Vice President and
	Chief Financial Officer	March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
One Liberty Properties, Inc. and Subsidiaries

We have audited One Liberty Properties, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, One Liberty Properties, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of One Liberty Properties, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 of the Company and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
One Liberty Properties, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of One Liberty Properties, Inc. and Subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of One Liberty Properties, Inc. and Subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), One Liberty Properties, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010 expressed an unqualified opinion thereon.

      /s/ Ernst & Young LLP

New York, New York
March 12, 2010

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in Thousands, Except Per Share Data)

	December 31,
	2009	2008
ASSETS
Real estate investments, at cost
Land	$88,050	$88,050
Buildings and improvements	305,017	304,441
	393,067	392,491
Less accumulated depreciation	47,374	39,378
	345,693	353,113

Properties held for sale	-	34,343
Assets related to properties held for sale	-	2,129
Investment in unconsolidated joint ventures	5,839	5,857
Cash and cash equivalents	28,036	10,947
Available-for-sale securities (including treasury bills of $3,999 in 2009)	6,762	297
Unbilled rent receivable	10,706	9,623
Unamortized intangible lease assets	7,157	8,018
Escrow, deposits and other assets and receivables	2,471	2,055
Investment in BRT Realty Trust at market (related party)	189	111
Unamortized deferred financing costs	1,833	2,612
	$408,686	$429,105

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Mortgages payable	$190,518	$207,553
Mortgages payable – properties held for sale	-	17,961
Line of credit	27,000	27,000
Dividends payable	2,456	2,239
Accrued expenses and other liabilities	3,757	5,143
Unamortized intangible lease liabilities	4,827	5,234
Total liabilities	228,558	265,130

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	-	-
Common stock, $1 par value; 25,000 shares authorized; 10,879 and 9,962 shares issued and outstanding	10,879	9,962
Paid-in capital	143,272	138,688
Accumulated other comprehensive income (loss)	191	(239)
Accumulated undistributed net income	25,786	15,564

Total stockholders' equity	180,128	163,975

Total liabilities and stockholders’ equity	$408,686	$429,105

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Amounts in Thousands, Except Per Share Data)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Rental income	$39,016	$36,031	$33,439
Lease termination fee	1,784	-	-
Total revenues	40,800	36,031	33,439

Operating expenses:
Depreciation and amortization	8,527	7,838	7,436
General and administrative (including $2,188, $2,188 and $2,290, respectively, to related party)	6,540	6,508	6,521
Real estate expenses	684	344	209
Leasehold rent	308	308	308
Total operating expenses	16,059	14,998	14,474

Operating income	24,741	21,033	18,965

Other income and expenses:
Equity in earnings of unconsolidated joint ventures	559	622	648
Gain on dispositions of real estate - unconsolidated joint ventures	-	297	583
Interest and other income	358	533	1,776
Interest:
Expense	(13,561)	(13,790)	(13,691)
Amortization of deferred financing costs	(728)	(582)	(596)
Income from settlement with former president	951	-	-
Gain on sale of excess unimproved land	-	1,830	-

Income from continuing operations	12,320	9,943	7,685

Discontinued operations:
Income from operations	896	932	2,905
Impairment charges	(229)	(5,983)	-
Gain on troubled mortgage restructuring, as a result of conveyance to mortgagee	897	-	-
Net gain on sales	5,757	-	-

Income (loss) from discontinued operations	7,321	(5,051)	2,905

Net income	$19,641	$4,892	$10,590

Weighted average number of common shares outstanding:
Basic	10,651	10,183	10,069
Diluted	10,812	10,183	10,069

Net income per common share – basic:
Income from continuing operations	$1.15	$.98	$.76
Income (loss) from discontinued operations	.69	(.50)	.29
Net income per common share	$1.84	$.48	$1.05

Net income per common share – diluted:
Income from continuing operations	$1.14	$.98	$.76
Income (loss) from discontinued operations	.68	(.50)	.29
Net income per common share	$1.82	$.48	$1.05

Cash distributions per share of common stock	$.08	$1.30	$2.11
Stock distributions per share of common stock	$.80	$-	$-

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Three Years Ended December 31, 2009
(Amounts in Thousands, Except Per Share Data)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Undistributed Net Income	Total
Balances, December 31, 2006	$9,823	$134,826	$935	$34,541	$180,125

Cash distributions – common stock ($2.11 per share)	-	-	-	(21,218)	(21,218)
Repurchase of common stock	(159)	(3,053)	-	-	(3,212)
Shares issued through dividend reinvestment plan	237	4,482	-	-	4,719
Restricted stock vesting	5	(5)	-	-	-
Compensation expense – restricted stock	-	826	-	-	826
Net income	-	-	-	10,590	10,590
Other comprehensive income- Net unrealized loss on available-for-sale securities	-	-	(591)	-	(591)
Comprehensive income	-	-	-	-	9,999

Balances, December 31, 2007	9,906	137,076	344	23,913	171,239

Cash distributions – common stock ($1.30 per share)	-	-	-	(13,241)	(13,241)
Repurchase of common stock	(125)	(1,702)	-	-	(1,827)
Shares issued through dividend reinvestment plan	158	2,449	-	-	2,607
Restricted stock vesting	23	(23)	-	-	-
Compensation expense – restricted stock	-	888	-	-	888
Net income	-	-	-	4,892	4,892
Other comprehensive income- Net unrealized loss on available-for-sale securities	-	-	(583)	-	(583)
Comprehensive income	-	-	-	-	4,309

Balances, December 31, 2008	9,962	138,688	(239)	15,564	163,975

Distributions – common stock
cash - $.08 per share	-	-	-	(948)	(948)
stock - $.80 per share	1,160	4,955	-	(8,471)	(2,356)
Repurchase of common stock	(268)	(1,148)	-	-	(1,416)
Retirement of common stock	(6)	(45)	-	-	(51)
Restricted stock vesting	31	(31)	-	-	-
Compensation expense – restricted stock	-	853	-	-	853
Net income	-	-	-	19,641	19,641
Other comprehensive income -
Net unrealized gain on available-for-sale securities	-	-	319	-	319
Net unrealized gain on derivative instruments	-	-	111	-	111
Comprehensive income	-	-	-	-	20,071

Balances, December 31, 2009	$10,879	$143,272	$191	$25,786	$180,128

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in Thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$19,641	$4,892	$10,590
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of excess unimproved land, real estate and other	(5,757)	(1,830)	(122)
Gain on troubled mortgage restructuring, as a result of conveyance to mortgagee	(897)	-	-
Increase in rental income from straight-lining of rent	(1,336)	(1,201)	(1,996)
Decrease in rental income resulting from bad debt expense	619	356	322
Decrease (increase) in rental income from amortization of intangibles relating to leases	23	(371)	(250)
Impairment charges	229	5,983	-
Amortization of restricted stock expense	853	888	826
Retirement of common stock	(51)	-	-
Change in fair value of non-qualifying interest rate swap	-	650	-
Gain on dispositions of real estate related to unconsolidated joint ventures	-	(297)	(583)
Equity in earnings of unconsolidated joint ventures	(559)	(622)	(648)
Distributions of earnings from unconsolidated joint ventures	507	535	1,089
Depreciation and amortization	9,066	9,035	8,309
Amortization of financing costs	1,012	631	638
Changes in assets and liabilities:
(Increase) decrease in escrow, deposits, other assets and receivables	(976)	695	(153)
(Decrease) increase in accrued expenses and other liabilities	(682)	93	(138)
Net cash provided by operating activities	21,692	19,437	17,884

Cash flows from investing activities:
Purchase of real estate and improvements	(576)	(60,009)	(423)
Net proceeds from sale of real estate and excess unimproved land	24,014	2,976	4
Investment in unconsolidated joint ventures	(7)	(379)	(8)
Distributions of return of capital from unconsolidated joint ventures	86	1,435	551
Net proceeds from sale of available-for-sale securities	4,495	525	843
Purchase of available-for-sale securities	(10,683)	-	(551)
Net cash provided by (used in) investing activities	17,329	(55,452)	416

Cash flows from financing activities:
Borrowing on bank line of credit, net	-	27,000	-
Proceeds from mortgage financings	2,559	14,185	2,700
Payment of financing costs	(208)	(366)	(695)
Repayment of mortgages and loan payable	(19,780)	(13,476)	(8,588)
Change in restricted cash	-	7,742	(333)
Cash distributions - common stock	(2,939)	(14,640)	(21,167)
Repurchase of common stock	(1,416)	(1,827)	(3,212)
Expenses associated with stock issuance	(148)	-	-
Issuance of shares through dividend reinvestment plan	-	2,607	4,719
Net cash (used in) provided by financing activities	(21,932)	21,225	(26,576)

Net increase (decrease) in cash and cash equivalents	17,089	(14,790)	(8,276)

Cash and cash equivalents at beginning of year	10,947	25,737	34,013

Cash and cash equivalents at end of year	$28,036	$10,947	$25,737

Continued on next page

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(Amounts in Thousands)

	Year Ended December 31,
	2009	2008	2007
Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense	$15,287	$14,908	$14,812
Cash paid during the year for income taxes	67	81	35

Supplemental schedule of non-cash investing and financing activities:
Reclassification of real estate owned to properties held for sale	$-	$34,343	$-
Reclassification of assets related to properties held for sale	-	2,129	-
Reclassification of mortgages payable to mortgages payable- properties held for sale	-	17,961	-
Mortgage debt extinguished upon conveyance of properties to mortgagee by deeds-in-lieu of foreclosure	8,706	-	-
Properties conveyed to mortgagee	8,075	-	-
Liabilities extinguished upon transfer to mortgagee	543	-	-
Common stock dividend – portion paid in shares of Company’s common stock	6,263	-	-
Assumption of mortgages payable in connection with (sale) purchase of real estate	(9,069)	2,771	-
Purchase accounting allocations – intangible lease assets	-	4,362	-
Purchase accounting allocations – intangible lease liabilities	-	(451)	-
Purchase accounting allocations – mortgage payable discount	-	(40)	-

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009

NOTE 1 -	ORGANIZATION AND BACKGROUND

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in the state of Maryland. OLP is a self-administered and self-managed real estate investment trust ("REIT").  OLP acquires, owns and manages a geographically diversified portfolio of retail (including furniture and office supply stores), industrial, office, flex, health and fitness and other properties, a substantial portion of which are under long-term net leases. As of December 31, 2009, OLP owned 71 properties, one of which is vacant, and one of which is a 50% tenancy in common interest. OLP’s joint ventures owned a total of five properties. The 76 properties are located in 27 states.

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES

On July 1, 2009, OLP adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) as the exclusive source of authoritative U.S. generally accepted accounting principles (“GAAP”), to be applied by non-government entities, except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for U.S. registrants.  Upon adoption, the FASB ASC superseded all then existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the FASB ASC became non-authoritative.  The FASB ASC does not change U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  The Company’s conversion to FASB ASC, which was effective for financial statements issued for interim and annual periods ending after September 15, 2009, did not have any effect on the Company’s consolidated financial position, results of operations, or cash flows.

Principles of Consolidation

The consolidated financial statements include the accounts and operations of OLP and  its wholly owned subsidiaries.  OLP and its subsidiaries are hereinafter referred to as the Company.  Material intercompany items and transactions have been eliminated.

Investment in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting.  Although the Company is the managing member, it does not exercise substantial operating control over these entities, and such entities are not variable-interest entities.  These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for its share of equity in earnings, cash contributions and distributions.  None of the joint venture debt is recourse to the Company.

The Company has elected to follow the cumulative earnings approach when assessing, for the statement of cash flows, whether the distribution from the investee is a return of the investor’s investment as compared to a return on its investment. The source of the cash generated by the investee to fund the distribution is not a factor in the analysis (that is, it does not matter whether the cash was generated through investee refinancing, sale of assets or operating results). Consequently, the investor only considers the relationship between the cash received from the investee to its equity in the undistributed earnings of the investee, on a cumulative basis, in assessing whether the distribution from the investee is a return on or return of its investment.  Cash received from the unconsolidated entity is presumed to be a return on the investment to the extent that, on a cumulative basis, distributions received by the investor are less than its share of the equity in the undistributed earnings of the entity.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Revenue Recognition

Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the term of the lease. It is the Company’s policy not to record straight-line rent beyond the expected useful life of a building. In order for management to determine, in its judgment, that the unbilled rent receivable applicable to each specific property is collectible, management reviews unbilled rent receivables on a quarterly basis and takes into consideration the tenant’s payment history and the financial condition of the tenant. Some of the leases provide for additional contingent rental revenue in the form of percentage rents and increases based on the consumer price index.  The percentage rents are based upon the level of sales achieved by the lessee and are recorded once the required sales levels are reached.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

As a result of the acquisitions made during the year ending December 31, 2008, the Company recorded additional deferred intangible lease assets of $4,362,000, representing the value of the acquired above market leases and assumed lease origination costs.  The Company also recorded during the year ending December 31, 2008 additional deferred intangible lease liabilities of $451,000, representing the value of the acquired below market leases.  The Company did not acquire any properties during the year ended December 31, 2009.  The Company recognized a net (decrease) increase in rental revenue of ($23,000), $371,000 and $250,000 for the amortization of the above/below market leases for the years ended 2009, 2008 and 2007, respectively. For the years ended 2009, 2008 and 2007, the Company recognized amortization expense of $534,000, $499,000 and $290,000, respectively, relating to the amortization of the assumed lease origination costs. The years ended 2009 and 2008 include a decline in rental revenue of $170,000 and $180,000, respectively, and additional amortization expense of $323,000 and $161,000, respectively, resulting from the accelerated expiration of certain leases.  In 2007, there was no decline in revenue or additional amortization expense resulting from the accelerated expiration of rents and leases.  At December 31, 2009 and 2008, accumulated amortization of intangible lease assets was $2,188,000 and $1,813,000, respectively and accumulated amortization of intangible lease liabilities was $1,562,000 and $1,155,000, respectively.

The unamortized balance of intangible lease assets as a result of acquired above market leases at December 31, 2009 will be deducted from rental income through 2025 as follows:

2010	$375,000
2011	375,000
2012	375,000
2013	376,000
2014	369,000
Thereafter	1,320,000
$3,190,000

The unamortized balance of intangible lease liabilities as a result of acquired below market leases at December 31, 2009 will be added to rental income through 2022 as follows:

2010	$407,000
2011	407,000
2012	407,000
2013	407,000
2014	407,000
Thereafter	2,792,000
$4,827,000

Accounting for Long-Lived Assets and Impairment of Real Estate Owned

The Company reviews its real estate portfolio on a quarterly basis to ascertain if there are any indicators of impairment to the value of any of its real estate assets, including deferred costs and intangibles, in order to determine if there is any need for an impairment charge.  In reviewing the portfolio, the Company examines the type of asset, the current financial statements or other available financial information of the tenant, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports.  For each real estate asset owned for which indicators of impairment exist, if the undiscounted cash flow analysis yields an amount which is less than the asset’s carrying amount, an impairment loss is recorded to the extent that the estimated fair value is less than the asset’s carrying amount.  The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property.  Real estate assets that are classified as held for sale are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

A conditional asset retirement obligation (“CARO”) is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within the control of the Company.  The Company would record a liability for a CARO if the fair value of the obligation can be reasonably estimated.  There were no CARO’s recorded by the Company during the three years ended December 31, 2009.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less when purchased are considered to be cash equivalents.  The Company places its cash and cash equivalents in high quality financial institutions.

Escrow, Deposits and Other Assets and Receivables

Escrow, deposits and other assets and receivables include $738,000 and $866,000 at December 31, 2009 and 2008, respectively, of restricted cash relating to real estate taxes, insurance and other escrows.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our tenants to make required rent payments.  If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required.  At December 31, 2009 and 2008, the balance in allowance for doubtful accounts was $472,000 and $160,000, respectively, recorded as a reduction to accounts receivable. The Company records bad debt expense as a reduction of rental income. For the years ended December 31, 2009, 2008 and 2007, the Company recorded bad debt expense of $619,000, $356,000 and $322,000, respectively. Of these amounts, $58,000 and $277,000 were recorded in discontinued operations for the years ended December 31, 2009 and 2008. For 2007, discontinued operations did not include any bad debt expense.

Depreciation and Amortization

Depreciation of buildings and improvements is computed on the straight-line method over an estimated useful life of 40 years for commercial properties and 27 1/2 years for the Company’s residential property.  Depreciation ceases when a property is deemed “held for sale”.  If a property which was deemed “held for sale” is reclassified to a “held and used” property, “catch-up” depreciation is recorded. Leasehold interest and the related ground lease payments are amortized over the initial lease term of the leasehold position.  Depreciation expense, including amortization of a leasehold position, lease origination costs, and capitalized lease commissions amounted to $8,527,000, $7,838,000 and $7,436,000 for the three years ended December 31, 2009, 2008 and 2007, respectively.

Deferred Financing Costs

Mortgage and credit line costs are deferred and amortized on a straight-line basis over the terms of the respective debt obligations, which approximates the effective interest method.  At December 31, 2009 and 2008, accumulated amortization of such costs was $2,943,000 and $3,069,000, respectively.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Federal Income Taxes

The Company has qualified as a real estate investment trust under the applicable provisions of the Internal Revenue Code.  Under these provisions, the Company will not be subject to federal income taxes on amounts distributed to stockholders providing it distributes at least 90% of its taxable income and meets certain other conditions.

All distributions made during 2009 were attributable to ordinary income.  Distributions made during 2008 included 3% treated as capital gain distributions, with the balance treated as ordinary income.

The Company follows a two step approach for evaluating uncertain tax positions.  Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination.  Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement.  Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained.  The use of a valuation allowance as a substitute for derecognition of tax positions is prohibited.  The Company has not identified any uncertain tax positions requiring accrual.

Investment in Available-For-Sale Securities

The Company determines the appropriate classification of equity and debt securities at the time of purchase and reassesses the appropriateness of the classification at each reporting date.  At December 31, 2009, all marketable securities have been classified as available-for-sale and recorded at fair value.  The fair value of the Company’s equity and debt investment in publicly-traded companies is determined based upon the closing trading price of the equity and debt securities as of the balance sheet date and unrealized gains and losses on these securities are recorded as a separate component of stockholders' equity.

The Company's investment in 37,081 common shares of BRT Realty Trust ("BRT"), a related party of the Company, (accounting for less than 1% of the total voting power of BRT), was purchased at a cost of $132,000 and has a fair market value at December 31, 2009 of $189,000.  At December 31, 2009, the total cumulative unrealized gain of $80,000 on all investments in equity and debt securities is reported as accumulated other comprehensive income (loss) in the stockholders' equity section.

Realized gains and losses are determined using the average cost method and is included in “Interest and other income” on the income statement.  During 2009, 2008 and 2007, sales proceeds and gross realized gains and losses on securities classified as available-for-sale were (amounts in thousands):

	2009	2008	2007
Sales proceeds	$4,495	$525	$843
Gross realized losses	$-	$4	$-
Gross realized gains	$-	$4	$118

Concentration of Credit Risk

The Company maintains accounts at various financial institutions.  While the Company attempts to limit any financial exposure, its deposit balances exceed federally insured limits.  The Company has not experienced any losses on such accounts.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company’s properties are located in 27 states.   For the years ended December 31, 2009, 2008 and 2007, 15.4%, 15.8% and 16.0% of rental revenues were attributable to properties located in Texas and 15.4%, 14.6% and 15.0% of rental revenues were attributable to properties located in New York.  No other state contributed over 10% to the Company’s rental revenues.

The Company owns eleven retail furniture stores that are located in six states and are net leased to Haverty Furniture Companies, Inc. pursuant to a master lease.  The basic term of the net lease expires August 2022, with several renewal options.  These properties, which represented 14.9% of the depreciated book value of real estate investments at December 31, 2009, generated rental revenues of approximately $4,844,000 in each year, or 11.9%, 12.0% and 12.7%, of the Company’s total revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

In September 2008, the Company acquired eight retail office supply stores, located in seven states, net leased to Office Depot, Inc. pursuant to eight separate leases which contain cross default provisions.  The basic term of the net leases expire September 2018, with several renewal options.  These eight properties plus two other Office Depot properties the Company already owned represented 13.9% of the depreciated book value of real estate investments at December 31, 2009 and generated rental revenues of $4,433,000 and $1,551,000, or 10.9% and 3.8%, of the Company’s total revenues for the years ended December 31, 2009 and 2008, respectively.

Earnings Per Common Share

Basic earnings per share was determined by dividing net income for each year by the weighted average number of shares of common stock outstanding, which includes unvested restricted stock during each year.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts exercisable for, or convertible into, common stock were exercised or converted or resulted in the issuance of common stock that shared in the earnings of the Company.  The weighted average number of common shares outstanding used for the diluted earnings per share calculations includes the impact of common stock issued in connection with the dividends paid in April, July and October 2009 and January 2010, as of the dividend declaration date, as the shares were contingently issuable as of that date.  Such stock dividends were included in basic EPS as of the issuance date.  There was zero impact on the income per common share used in the diluted earnings per share calculations.  There were no options to purchase shares of common stock or other contracts exercisable for, or convertible into, common stock in the years ended December 31, 2009, 2008 and 2007.

Segment Reporting

Virtually all of the Company's real estate assets are comprised of real estate owned that is net leased to tenants on a long-term basis.  Therefore, the Company operates predominantly in one industry segment.

Derivatives and Hedging Activities

The Company’s primary objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. At December 31, 2009, the Company had one interest rate swap outstanding, involving the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying principal amount. Derivatives were used to hedge the variable cash flows associated with variable rate debt regarding two properties, including one outstanding at December 31, 2009 and one outstanding at December 31, 2008.  The Company did not have any derivatives during the year ended December 31, 2007.  The Company does not use derivatives for trading or speculative purposes.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company records all derivatives on the consolidated balance sheets at fair value. In determining the fair value of its derivatives, the Company considers the credit risk of its counterparties and the Company and widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative.  These counterparties are generally larger financial  institutions engaged in providing a variety of financial services. These institutions generally face similar risks regarding adverse changes in market and economic conditions, including, but not limited to, fluctuations in interest rates, exchange rates, equity and commodity prices and credit spreads.

The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in accumulated other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged transaction affects earnings.  The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings.  For derivatives not designated as cash flow hedges, changes in the fair value of the derivative are recognized directly in earnings in the period in which the change occurs.

Stock Based Compensation

The fair value of restricted stock grants, determined as of the date of grant, is amortized into general and administrative expense over the respective vesting period.

New Accounting Pronouncements

On January 1, 2009, the Company adopted the updated accounting guidance related to business combinations and is applying such provisions prospectively to business combinations that have an acquisition date on or after January 1, 2009.  The updated guidance (i) establishes the acquisition-date fair value as the measurement objective for all assets acquired, liabilities assumed and any contingent consideration, (ii) requires expensing of most transaction costs that were previously capitalized upon acquisition and (iii) requires the acquirer to disclose to investors and other users of the information needed to evaluate and understand the nature and financial effect of the business combination. The principal impact of the adoption on the Company’s consolidated financial statements is the requirement that the Company expense most of its transaction costs relating to its acquisition activities.  There were no acquisitions which occurred during the twelve months ended December 31, 2009.

On January 1, 2009, the Company adopted the updated accounting guidance related to disclosures about derivative instruments and hedging activities.  The updated guidance expands the disclosure requirements with the intent to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. In addition, it requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. As a result of the adoption, the Company has added significant disclosures to its financial statements. Refer to Note 7 for the Company’s added disclosures.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

On April 1, 2009, the Company adopted the updated accounting guidance related to debt and equity securities.  The updated guidance changes existing accounting requirements for other-than-temporary impairment for debt securities.  The updated guidance also extends new disclosure requirements for debt and equity securities to interim reporting periods as well as provides new disclosure requirements.  The adoption did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.  Refer to Note 8 for the Company’s added disclosures.

On April 1, 2009, the Company adopted the updated accounting guidance related to fair value measurements and disclosures.  The updated guidance clarifies the guidance for fair value measurements when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly.  The updated guidance must be applied prospectively. The adoption did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.

In January 2010, the FASB issued Accounting Standards Update No. 2010-1, Accounting for Distributions to Shareholders with Components of Stock and Cash, (“ASU 2010-1).  The updated guidance clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for the purpose of the calculation.  ASU 2010-1 is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied retrospectively.  As a result of the adoption of this updated guidance, the Company has restated its weighted average shares outstanding and its earnings per share for the 2009 interim quarters as presented in Note 18.

On April 1, 2009, the Company adopted the updated accounting guidance related to subsequent events.  The updated guidance establishes general standards of accounting for and disclosure of subsequent events.  It renames the two types of subsequent events as recognized subsequent events or non-recognized subsequent events and modifies the definition of the evaluation period for subsequent events as events or transactions that occur after the balance sheet date, but before the issuance of the financial statements.  The adoption did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.   In February 2010, the FASB further amended the subsequent events guidance with the issuance of Accounting Standards Update No. 2010-9, Amendments to Certain Recognition and Disclosure Requirements, (“ASU 2010-9”). As a result of the adoption of ASU 2010-9, the Company is no longer required to disclose the date through which management evaluated subsequent events in the financial statements, either in originally issued financial statements or reissued financial statements.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

The FASB has issued updated consolidation accounting guidance for determining whether an entity is a variable interest entity, or VIE, and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. The updated guidance requires an entity to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.  The updated guidance is effective for the first annual reporting period that begins after November 15, 2009, with early adoption prohibited.  While the Company is currently evaluating the effect of adoption of this guidance, it currently believes that its adoption will not have a material impact on its consolidated financial statements.

Reclassification

Certain amounts reported in previous consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current year’s presentation, primarily to reclassify three real estate investments sold in 2009 from real estate investments to properties held for sale at December 31, 2008 and to reclassify the property operating income and expenses to discontinued operations in all periods presented.  In addition, five real estate investments, formerly leased to Circuit City Stores, Inc. and conveyed in July 2009 to the mortgagee by deeds-in-lieu of foreclosure, were reclassified from real estate investments to properties held for sale at December 31, 2008 and the related property operating income and expenses were reclassified to discontinued operations in all periods presented.

NOTE 3 - REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS

During the year ended December 31, 2008, the Company purchased twelve single tenant properties, including a portfolio of eight properties which are leased to the same tenant, located in eight states for a total consideration of $62,085,000.  There were no property acquisitions during the year ended December 31, 2009.

With the exception of one vacant property, the rental properties owned at December 31, 2009 are leased under noncancellable operating leases with current expirations ranging from 2010 to 2038, with certain tenant renewal rights.  Substantially all of the lease agreements are net lease arrangements which require the tenant to pay not only rent but all the expenses of the leased property including maintenance, taxes, utilities and insurance.  Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.

NOTE 3 - REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

The minimum future rentals to be received over the next five years and thereafter on the operating leases in effect at December 31, 2009 are as follows:

Year Ending December 31,	(In Thousands)
2010	$38,207
2011	37,882
2012	37,090
2013	36,899
2014	34,605
Thereafter	207,725
Total	$392,408

Included in the minimum future rentals are rentals from a property not owned in fee, but ground leased from an unrelated third party. The Company paid annual fixed leasehold rent of $237,500 through July 2009 at which time the annual amount increased to $296,875.  There are 25% increases every five years through March 3, 2020 and the Company has a right to extend the lease for up to five 5-year and one seven month renewal options.

At December 31, 2009 and 2008, the Company has recorded an unbilled rent receivable aggregating $10,706,000 and $10,916,000, respectively, including $1,293,000 classified as assets related to properties held for sale at December 31, 2008, representing rent reported on a straight-line basis in excess of rental payments required under the term of the respective leases. This amount is to be billed and received pursuant to the lease terms during the next eighteen years.

During the year ended December 31, 2009, the Company wrote-off or recorded accelerated amortization of $1,545,000 of unbilled “straight-line” rent receivable, which includes $1,384,000 relating to two properties sold during 2009. During the year ended December 31, 2008, the Company wrote-off or recorded accelerated amortization of $332,000 of unbilled "straight-line" rent receivable for six retail properties, including five properties formerly leased to Circuit City Stores, Inc.

Lease Termination Fee Income

In June 2009, the Company received a $1,905,000 lease termination fee from a retail tenant that had been paying its rent on a current basis, but had vacated the property in March 2009.  Offsetting this amount is the write off of the entire balance of the unbilled rent receivable and the intangible lease asset related to this property, aggregating $121,000.  The net amount of $1,784,000 is recorded on the income statement as “Lease termination fee” income in the year ended December 31, 2009.  The Company has re-leased this property effective November 2009.

Sale of Excess Unimproved Land

In May 2008, the Company sold a five acre parcel of excess, unimproved land to an unrelated third party for a sales price of $3,150,000 and realized a gain of $1,830,000.  This land, adjacent to a flex property owned by the Company, had been acquired by the Company as part of the purchase of the flex property in 2000.

NOTE 4 – PROPERTIES HELD FOR SALE AND DISCONTINUED OPERATIONS

Properties are classified as held for sale when management has determined that it has met the criteria established under GAAP.  Properties which are held for sale are not depreciated and their operations are included in a separate component of income on the consolidated statements of income under the caption Discontinued Operations.  This has resulted in certain reclassification of 2009, 2008 and 2007 financial statement amounts.

NOTE 4 – PROPERTIES HELD FOR SALE AND DISCONTINUED OPERATIONS (Continued)

Properties Conveyed to Mortgagee

Circuit City Stores, Inc., a retail tenant which previously leased five properties from five of OLP’s wholly-owned subsidiaries, filed for protection under the Federal bankruptcy laws in November 2008, rejected leases for two of the properties in December 2008 and rejected leases for the remaining three properties in March 2009.  These five properties were secured by non-recourse cross-collateralized mortgages with an outstanding balance of $8,706,000. No payments were made on these mortgages from December 1, 2008 and a letter of default was received on March 16, 2009.  On July 7, 2009, these properties were conveyed to the mortgagee by deeds-in-lieu of foreclosure and OLP and the five wholly-owned subsidiaries which owned the Circuit City properties were released from all obligations, including principal, interest and real estate taxes due.

The $8,075,000 carrying value of the portfolio of the properties transferred, net of the $5,231,000 of impairment charges taken at December 31, 2008, approximated their fair value at the time of transfer.

The conveyance of these properties was accounted for as a troubled debt restructuring. The Company had accrued interest expense on these mortgages and real estate tax expense totaling $297,000 and $246,000, respectively, for the period December 2008 through July 7, 2009.  In connection with this conveyance, the Company wrote off deferred costs and escrows relating to these mortgages totaling $277,000. The Company recognized a “Gain on troubled mortgage restructuring, as a result of conveyance to mortgagee” based on the excess of the carrying amount of the payables over the fair value of the portfolio of properties transferred in the amount of $897,000 ($.08 per diluted and basic common share).

Sales of Properties

In February 2009, the Company entered into a lease termination agreement with a retail tenant of a Texas property that had been paying its rent on a current basis, but had vacated the property in 2006. Pursuant to the agreement, the tenant paid the Company $400,000 as consideration for the lease termination.  On March 5, 2009, the Company sold this property for $1,900,000 and recorded an impairment charge of $229,000 to recognize the loss. This is in addition to an impairment charge of $752,000 taken in the prior year. The related property income and expenses, including the impairment charges and the lease termination fee are included in discontinued operations for the current and prior years.  The net book value of this property was $2,072,000 and is included in properties held for sale at December 31, 2008 on the accompanying consolidated balance sheet.

In October 2009, in unrelated transactions, the Company sold two properties for a total sales price of $31,788,000, resulting in gains totaling $5,757,000, which is included in net gain on sales in discontinued operations in the results of operations for the year ended December 31, 2009. In connection with the closings, one mortgage, in the amount of $9,069,000, was assumed by the buyer and is included in mortgages payable-properties held for sale on the accompanying balance sheet at December 31, 2008. The other mortgage, in the amount of $10,477,000, was paid off and the related interest rate swap agreement was terminated. The Company incurred a $492,000 fee for terminating the swap which is included in interest expense in discontinued operations. The net book value of the two properties was $24,104,000 at December 31, 2008 and is included in properties held for sale on the accompanying consolidated balance sheet.

NOTE 4 – PROPERTIES HELD FOR SALE AND DISCONTINUED OPERATIONS (Continued)

At December 31, 2008, assets related to the three properties that were sold and the five properties that were transferred to the mortgagee during 2009 aggregated approximately $2,129,000, consisting of unbilled rent receivable, unamortized intangible lease assets, unamortized deferred financing costs and escrow, deposits and other receivables.

The following details the components of income from discontinued operations, primarily the eight properties discussed above.  Rental income for the year ended December 31, 2007 includes settlements of $405,000 relating to properties sold in a prior year (amounts in thousands):

	Year Ended December 31,
	2009	2008	2007
Rental income	$3,080	$4,310	$5,116

Depreciation and amortization	539	1,196	873
Real estate expenses	270	278	55
Interest expense	1,375	1,904	1,283
Total expenses	2,184	3,378	2,211

Income from operations	896	932	2,905
Impairment charges	(229)	(5,983)	-
Gain on troubled mortgage restructuring, as a result of conveyance to mortgagee	897	-	-
Net gain on sales	5,757	-	-

Income (loss) from discontinued operations	$7,321	$(5,051)	$2,905

NOTE 5 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company’s five unconsolidated joint ventures each own and operate one property.  At December 31, 2009 and 2008, the Company’s equity investment in unconsolidated joint ventures totaled $5,839,000 and $5,857,000, respectively.  These balances are net of distributions, including distributions of $593,000 and $1,970,000 received in 2009 and 2008, respectively. In addition to the gain on sale of properties of $297,000 and $583,000 for the years ended December 31, 2008 and 2007, respectively, the unconsolidated joint ventures contributed $559,000, $622,000 and $648,000 in equity earnings for the years ending December 31, 2009, 2008 and 2007, respectively. See Note 9 for related party fees paid by one of the unconsolidated joint ventures.

In 2008 and 2007, two of the Company’s unconsolidated joint ventures sold their only properties, which were vacant, resulting in gains to the Company of $297,000 and $583,000, respectively.

NOTE 6 – DEBT OBLIGATIONS

Mortgages Payable

At December 31, 2009, there were 35 outstanding mortgages payable, all of which are secured by first liens on individual real estate investments with an aggregate carrying value before accumulated depreciation of $318,767,000.  The mortgage payments bear interest at fixed rates ranging from 5.44% to 8.8%, and mature between 2010 and 2037.  The weighted average interest rate was 6.18% and 6.33% for the years ended December 31, 2009 and 2008, respectively.

NOTE 6 – DEBT OBLIGATIONS (Continued)

Scheduled principal repayments during the next five years and thereafter are as follows:

Year Ending December 31,	(In Thousands)
2010	$23,259	(a)
2011	8,061
2012	36,994
2013	8,999
2014	19,356
Thereafter	93,849
Total	$190,518

(a) Includes a $4,500,000 mortgage loan which matured on March 1, 2010 which the Company has not paid off and is currently in discussions with representatives of the mortgagee.  In addition, three other mortgages mature during 2010 which require balloon payments aggregating approximately $12,400,000 at maturity, including a $2,400,000 mortgage loan the Company paid off in January 2010.  Also included is a $1,700,000 mortgage loan which the lender can call on 90 days notice and the scheduled amortization of principal balances in the amount of $4,659,000.

Line of Credit

The Company has a $62,500,000 revolving credit facility (“Facility”) with VNB New York Corp., Bank Leumi USA, Israel Discount Bank of New York and Manufacturers and Traders Trust Company. The Facility matures March 31, 2010 and provides that the Company pays interest at the lower of LIBOR plus 2.15% or the respective bank’s prime rate on funds borrowed and has an unused facility fee of 1/4%.  At December 31, 2009, there was $27,000,000 outstanding under the Facility. The Company was in compliance with all debt covenants at December 31, 2009.

The Facility is guaranteed by all of the Company’s subsidiaries which own unencumbered properties and is secured by the outstanding stock of all subsidiaries of the Company. The Facility is available to pay off existing mortgages, to fund the acquisition of additional properties, or to invest in joint ventures.  Net proceeds received from the sale or refinancing of properties are required to be used to repay amounts outstanding under the Facility if proceeds from the Facility were used to purchase or refinance the property.

The Company has negotiated a modification and extension of its credit facility and has come to agreement on all material terms.  The proposed modification and extension will extend the maturity date from March 31, 2010 to March 31, 2012 and reduce permitted borrowings from $62,500,000 to $40,000,000. Interest will be charged at the 90 day LIBOR rate plus 3%, with a minimum interest rate of 6% per annum and there is an unused facility fee of 1/4%. In connection with the amendment, the Company will pay a commitment fee of $400,000.  Although the Company is confident that the modification and extension will be finalized, there can be no assurance that it will be consummated.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS

The following is a summary of the terminated and designated derivative financial instruments as of December 31, 2009 and 2008 (amounts in thousands):

		Notional			Fair Value
		December 31,			December 31,
Designation	Derivative	2009	2008	Balance Sheet Location	2009	2008
Non-Qualifying	Terminated Interest Rate Swap	$-	$10,675	Other Liabilities	$-	$650
Qualifying	Active Cash Flow Interest Rate Swap	$9,832	$-	Other Assets	$111	$-

At December 31, 2009, the Company had one qualifying interest rate swap, which was entered into in March 2009.  At December 31, 2008, the Company had one non-qualifying interest rate swap which was subsequently designated as a qualifying cash flow hedge at April 1, 2009.  The Company terminated the loan agreement on this interest rate swap in October 2009 due to the sale of the mortgaged property.

The following table presents the effect of the Company’s derivative financial instrument that was not designated as a cash flow hedge on the consolidated statement of income for the year ended December 31, 2009 (amounts in thousands):

		Gain Recognized
Derivative Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	on Derivative 2009

Interest Rate Swap	Interest Expense	$201

The following table presents the effect of the Company’s derivative financial instruments that were designated as cash flow hedges on the consolidated statement of income for the year ended December 31, 2009 (amounts in thousands):
Derivative in Cash Flow Hedging Relationships	(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swap	$(24)	Interest Expense	$(135)	Interest Expense	$111

During the twelve months ended December 31, 2009, the Company recorded a $111,000 gain on hedge ineffectiveness attributable to the late designation of one of the Company’s interest rate swaps which was recorded as a reduction of interest expense.  In addition, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the Company’s termination of the loan agreement on this interest rate swap due to the sale of the mortgaged property in October 2009.  The accelerated amount was a gain of $63,000 reclassified out of other comprehensive income into earnings as a reduction to interest expense due to the termination of the loan agreement.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

At December 31, 2009, the Company had one qualifying interest rate swap designated as a cash flow hedge.  During the next 12 months, the Company estimates an additional $188,000 will be reclassified from other comprehensive income to interest expense.

The derivative agreement in existence at December 31, 2009 provides that if the wholly owned subsidiary of the Company which is a party to the agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company (but not any of its subsidiaries) is a credit support provider and a party to the derivative agreement and if there is a default by the Company on any of its indebtedness, a default can be declared on the derivative obligation under the agreement to which the Company is a party. The default under the Circuit City mortgage obligations referred to in Note 4 was not a default under the derivative agreement outstanding at December 31, 2009 or the derivative agreement terminated in October 2009.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Not Measured at Fair Value

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which adjustments to measure at fair value are not reported:

Cash and cash equivalents:  The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

Mortgages payable:  At December 31, 2009, the $184,443,000 estimated fair value of the Company's mortgages payable is less than their carrying value by approximately $6,075,000, assuming a market interest rate of 7%.

Line of credit:  At December 31, 2009, the $26,681,000 estimated fair value of the Company’s line of credit is less than its carrying value by approximately $319,000, assuming a market interest rate of 6%.

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

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

The Company’s financial assets and liabilities, other than mortgages payable and line of credit, are generally short-term in nature, and consist of cash and cash equivalents, rents and other receivables, other assets, and accounts payable and accrued expenses. The carrying amounts of these assets and liabilities are not measured at fair value on a recurring basis, but are considered to be recorded at amounts that approximate fair value due to their short-term nature.

The fair value of the Company’s available-for-sale securities and derivative financial instrument was determined using the following inputs as of December 31, 2009 (amount in thousands):

			Fair Value Measurements Using
	Carrying and		Fair Value Hierarchy
	Fair Value	Maturity Date	Level 1	Level 2
Financial assets:

Available-for-sale securities:
Corporate debt security	$1,405	January 15, 2012	$-	$1,405
Corporate debt security	981	February 15, 2037	-	981
Equity securities	566	-	566	-
Treasury bill	2,000	March 11, 2010	2,000	-
Treasury bill	1,999	May 6, 2010	1,999	-

Derivative financial instrument	111	-	-	111

Available-for-sale securities

The Company’s available-for-sale securities have a total amortized cost of $6,839,000.  At December 31, 2009, unrealized gains on such securities were $257,000 and unrealized losses were $145,000.  The aggregate net unrealized gain of $112,000 is included in accumulated other comprehensive income on the balance sheet.  Fair values are approximated on current market quotes from financial sources that track such securities. All of the available-for-sale securities in an unrealized loss position are equity securities and amounts are not considered to be other than temporary impairment because the Company expects the value of these securities to recover and plans on holding them until at least such recovery.

Derivative financial instrument

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities.  At December 31, 2009, this derivative is included in other assets on the consolidated balance sheet.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Although the Company has determined that the majority of the inputs used to value its derivative  fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it  utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparty.  However, as of December 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative.  As a result, the Company has determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

NOTE 9 – RELATED PARTY TRANSACTIONS

At December 31, 2009 and 2008, Gould Investors L.P. (“Gould”), a related party, owned 1,268,221 and 991,707 shares of the common stock of the Company or approximately 11.4% and 9.7%, respectively.  During 2009, Gould purchased 139,970 shares of the Company’s stock in the open market and received 136,544 shares of the Company in connection with the stock dividends paid in April, July and October 2009.  There were no stock dividends in the years ended December 31, 2008 and 2007.  During 2008, Gould purchased 78,466 shares of the Company through the Company’s dividend reinvestment plan.  The Company suspended the dividend reinvestment plan on December 9, 2008 as described in Note 13.

Effective as of January 1, 2007, the Company entered into a compensation and services agreement with Majestic Property Management Corp. (“Majestic”), a company wholly-owned by our Chairman and in which certain of the Company’s executive officers are officers and from which they receive compensation. Under the terms of the agreement, Majestic took over the Company’s obligations to make payments to Gould (and other affiliated entities) under a shared services agreement and agreed to provide to the Company the services of all affiliated executive, administrative, legal, accounting and clerical personnel that the Company had theretofore utilized on an as needed, part time basis and for which the Company had paid, as a reimbursement, an allocated portion of the payroll expenses of such personnel in accordance with the shared services agreement. Accordingly, the Company, no longer incurs any allocated payroll expenses.  Under the terms of the agreement, Majestic (or its affiliates) continues to provide to the Company certain property management services (including construction supervisory services), property acquisition, sales and leasing services and mortgage brokerage services that it has provided to the Company  in the past, some of which were capitalized, deferred or reduced net sales proceeds in prior years. The Company does not incur any fees or expenses for such services except for the annual fees described below.  As consideration for providing to the Company the services described above, the Company paid Majestic an annual fee of $2,025,000, $2,025,000 and $2,125,000 in 2009, 2008 and 2007, respectively, in equal monthly installments.  Majestic credits against the fee payments due to it under the agreement any management or other fees received by it from any joint venture in which the Company is a joint venture partner (exclusive of fees paid by the tenant in common on a property located in Los Angeles, California).  The agreement also provides for an additional payment to Majestic of $175,000 in 2009, 2008 and 2007 for the Company’s share of all direct office expenses, such as rent, telephone, postage, computer services, internet usage, etc., previously allocated to the Company under the shared services agreement.  The annual payments the Company makes to Majestic is negotiated each year by the Company and Majestic, and is approved by the Company’s Audit Committee and the Company’s independent directors. The Company also agreed to pay compensation to the Company’s Chairman of $250,000 per annum effective January 2007.

NOTE 10 - STOCK BASED COMPENSATION

The Company’s 2009 Stock Incentive Plan (the “2009 Incentive Plan”), approved by the Company’s stockholders in June 2009, permits the Company to grant stock options, restricted stock and/or performance-based awards to its employees, officers, directors and consultants.  The maximum number of shares of the Company’s common stock that may be issued pursuant to the 2009 Incentive Plan is 600,000.

The Company’s 2003 Stock Incentive Plan (the “2003 Incentive Plan”), approved by the Company’s stockholders in June 2003, permitted the Company to grant stock options and restricted stock to its employees, officers, directors and consultants.  The maximum number of shares of the Company’s common stock that was allowed to be issued pursuant to the 2003 Incentive Plan was 275,000.

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

	Years Ended December 31,
	2009	2008	2007
Restricted share grants	175,025	50,550	51,225
Average per share grant price	$7.00	$17.50	$24.50
Recorded as deferred compensation	$1,225,000	$885,000	$1,255,000
Total charge to general and administrative expenses, all outstanding restricted grants	$853,000	$888,000	$826,000

Non-vested shares:
Non-vested beginning of period	213,625	186,300	140,175
Grants	175,025	50,550	51,225
Vested during period	(30,675)	(22,650)	(5,050)
Forfeitures	(50)	(575)	(50)
Non-vested end of period	357,925	213,625	186,300

Through December 31, 2009, a total of 274,950 and 143,100 shares were issued pursuant to the Company’s 2003 and 2009 Stock Incentive Plans, respectively, of which 456,900 shares remain available for grant under the 2009 Plan.  Approximately $2,548,000 remains as deferred compensation and will be charged to expense over the remaining respective vesting periods. The weighted average vesting period is approximately 3.14 years.

As of December 31, 2009, 2008 and 2007 there were no options outstanding under the 2009 and 2003 Incentive Plans.

NOTE 11 - COMMON STOCK DIVIDEND DISTRIBUTIONS

The following table details the distributions paid in cash and common stock of the Company with respect to the 2009 fiscal year.

Payment Date	Total Dividend	Cash	# Common Shares	Per Share Value of Common Stock
January 25, 2010	$2,456,000	$246,000	216,000	$10.20
October 30, 2009	$2,401,000	$240,000	255,000	$8.45
July 21, 2009	$2,333,000	$234,000	376,000	$5.58
April 27, 2009	$2,229,000	$223,000	529,000	$3.79

The number of common shares issued and outstanding as presented on the balance sheet at December 31, 2009 would have been 11,095,000, taking into account the 216,000 shares issued on January 25, 2010.

NOTE 12 – STOCK REPURCHASE PROGRAMS

In November 2008, the Company announced that its Board of Directors had authorized a twelve month common stock repurchase program of up to 500,000 shares of the Company’s common stock in open market transactions.  From November 2008 through October 2009, the Company repurchased 300,000 shares of common stock for an aggregate consideration of $1,679,000.

In August 2007, the Company announced that its Board of Directors had authorized a twelve month common stock repurchase program of up to 500,000 shares of the Company’s common stock in open market transactions.  From August 2007 through July 2008, the Company repurchased 252,000 shares of common stock for an aggregate consideration of $4,776,000.

NOTE 13 - DISTRIBUTION REINVESTMENT PLAN

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

NOTE 14 – INCOME FROM SETTLEMENT WITH FORMER PRESIDENT

On November 23, 2009, the Company settled its civil suit against the Company’s former president and chief executive officer (who resigned in July 2005 following the discovery of inappropriate financial dealings). The terms of the settlement included his payment to us of $900,000, 5,641 shares of the Company, valued at $51,000, based on the November 23, 2009 stock closing price and the assignment of his interest in a real estate consulting venture, which value has been fully reserved against. The income from this settlement, which aggregated $951,000, was recorded in the year ended December 31, 2009.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Company maintains a non-contributory defined contribution pension plan covering eligible employees.  Contributions by the Company are made through a money purchase plan, based upon a percent of qualified employees’ total salary as defined.  Pension expense approximated $114,000, $107,000 and $100,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES (Continued)

In the ordinary course of business the Company is party to various legal actions which management believes are routine in nature and incidental to the operation of the Company’s business.  Management believes that the outcome of the proceedings will not have a material adverse effect upon the Company’s consolidated statements taken as a whole.

NOTE 16 – INCOME TAXES

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

The Company recorded $91,000 of federal excise tax (included in general and administrative expense) which is based on taxable income generated but not yet distributed for the year ended December 31, 2007.  There was no federal excise tax for the years ended December 31, 2009 and 2008.  Included in general and administrative expenses for the years ended December 31, 2009, 2008 and 2007 are state tax expense of $178,000, $162,000 and $226,000, respectively.

Reconciliation between Financial Statement Net Income and Federal Taxable Income:

The following unaudited table reconciles financial statement net income to federal taxable income for the years ended December 31, 2009, 2008 and 2007 (amounts in thousands):
	2009 Estimate	2008 Actual	2007 Actual
Net income	$19,641	$4,892	$10,590
Straight line rent adjustments	(1,174)	(1,023)	(1,600)
Excess of capital losses over capital gains	-	-	868
Financial statement gain on sale in excess of tax gain (A)	(10,619)	(1,685)	(1,581)
Rent received in advance, net	299	(82)	95
Financial statement impairment charge	229	5,983	-
Federal excise tax, non-deductible	-	-	91
Financial statement adjustment for above/below market leases	23	(371)	(285)
Non-deductible portion of restricted stock expense	741	507	710
Financial statement adjustment of fair value of derivative	(694)	650	-
Financial statement depreciation in excess of tax depreciation	1,002	1,158	702
Other adjustments	389	64	2

Federal taxable income	$9,837	$10,093	$9,592

NOTE 16 – INCOME TAXES (Continued)

(A)
For the year ended December 31, 2009, amount includes $4,951 GAAP gain on sale of real estate which was deferred for federal tax purposes in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended. Also includes financial statement impairment charges of $5,983, which were recorded during the year ended December 31, 2008 relating to four properties that were disposed of in the year ended December 31, 2009.

Reconciliation between Cash Dividends Paid and Dividends Paid Deduction:

The following unaudited table reconciles cash dividends paid with the dividends paid deduction for the years ended December 31, 2009, 2008 and 2007 (amounts in thousands):

	2009 Estimate	2008 Actual	2007 Actual
Dividends paid (A)	$9,419	$13,241	$21,218
Dividend reinvestment plan (B)	-	96	268
	9,419	13,337	21,486
Less: Spillover dividends designated to previous year (C)	(2,667)	(5,861)	(17,705)
Plus: Dividends designated from following year (C)	3,135	2,667	5,861
Dividends paid deduction (D)	$9,887	$10,143	$9,642

(A)	In 2009, the quarterly dividends on the Company’s common stock of $.22 per share were paid in cash and/or shares of the Company’s common stock.

(B)	Amount reflects the 5% discount on the Company's common shares purchased through the dividend reinvestment plan, which was terminated in December 2008.

(C)
Includes a special dividend paid on October 2, 2007 of $.67 per share or $6,731, which represents the remaining undistributed portion of the taxable income recognized by the Company in 2006 primarily from gains on sale by two of its 50% owned joint ventures of their portfolio of movie theater properties.

(D)
Dividends paid deduction is slightly higher than federal taxable income in 2009, 2008 and 2007 so as to account for adjustments made to federal taxable income as a result of the impact of the alternative minimum tax.

NOTE 17 – SUBSEQUENT EVENTS

On February 24, 2010, the Company acquired a community shopping center located in Pennsylvania, for a purchase price of $23,500,000. The center is 99% occupied and leased to ten separate tenants. In connection with the purchase, the Company assumed an existing first mortgage encumbering the property of approximately $17,700,000 and the balance was paid in cash.

On March 9, 2010, the Board of Directors declared a quarterly cash distribution of $.30 per share totaling $3,436,000, on the Company's common stock, payable on April 6, 2010 to stockholders of record on March 26, 2010.

NOTE 18- QUARTERLY FINANCIAL DATA (Unaudited):
(In Thousands, Except Per Share Data)

	Quarter Ended
2009	March 31	June 30	Sept. 30	Dec. 31	Total For Year
Rental revenues as previously reported	$10,679	$12,324	$9,591	$9,838	$42,432
Revenues from discontinued operations (A)	(838)	(794)	-	-	(1,632)
Revenues	$9,841	$11,530	$9,591	$9,838	$40,800

Income from continuing operations (B)	$2,337	$4,304	$2,215	$3,464	$12,320
Income from discontinued operations (B)	316	139	1,225	5,641	7,321
Net income	$2,653	$4,443	$3,440	$9,105	$19,641

Weighted average number of common shares outstanding (C):
Basic:	10,165	10,488	10,837	11,104	10,651
Diluted:	10,276	10,751	10,974	11,234	10,812

Net income per common share:
Basic:
Income from continuing operations (B)	$.23	$.41	$.20	$.31	$1.15	(D)
Income from discontinued operations (B)	.03	.01	.12	.51	.69	(D)
Net income (C)	$.26	$.42	$.32	$.82	$1.84	(D)

Diluted:
Income from continuing operations (B)	$.23	$.40	$.20	$.31	$1.14	(D)
Income from discontinued operations (B)	.03	.01	.11	.50	.68	(D)
Net income (C)	$.26	$.41	$.31	$.81	$1.82	(D)

(A)	Represents revenues from discontinued operations which were previously included in rental revenues as previously reported in the March and June 2009 quarters.

(B)	Amounts have been adjusted to give effect to the Company’s discontinued operations.

(C)	Amounts have been restated to give effect to a new accounting pronouncement as discussed in Note 2.

(D)	Calculated on weighted average shares outstanding for the year.

NOTE 18- QUARTERLY FINANCIAL DATA (Continued)

	Quarter Ended
2008	March 31	June 30	Sept. 30	Dec. 31	Total For Year
Rental revenues as previously reported	$9,751	$9,686	$9,950	$10,954	$40,341
Reclassification of revenues (E)	(1,195)	(1,016)	(1,204)	(895)	(4,310)
Revenues	$8,556	$8,670	$8,746	$10,059	$36,031

Income from continuing operations (F)	$2,089	$3,664	$1,787	$2,403	$9,943
Income (loss) from discontinued operations (F)	690	(418)	681	(6,004)	(5,051)
Net income (loss)	$2,779	$3,246	$2,468	$(3,601)	$4,892

Weighted average number of common shares outstanding - basic and diluted	10,152	10,219	10,169	10,192	10,183

Net income per common share – basic and diluted:
Income from continuing operations	$.21	$.36	$.17	$.24	$.98	(G)
Income (loss) from discontinued operations	.06	(.04)	.07	(.59)	(.50	)(G)
Net income (loss)	$.27	$.32	$.24	$(.35)	$.48	(G)

(E)	Represents revenues from discontinued operations which were previously included in rental revenues as previously reported.

(F)	Amounts have been adjusted to give effect to the Company’s discontinued operations.

(G)	Calculated on weighted average shares outstanding for the year.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Schedule III - Consolidated Real Estate and Accumulated Depreciation
December 31, 2009
 (Amounts in Thousands)

		Initial Cost To Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2009			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Buildings	Improvements	Land	Buildings and Improvements	Total
Free Standing Retail Locations:
10 Properties – Note 1	$2,782	$19,929	$29,720	$-	$19,929	$29,720	$49,649	$1,491	Various	Various	40
11 Properties – Note 2	24,750	10,286	45,414	-	10,286	45,414	55,700	4,210	Various	04/07/06	40
Miscellaneous	65,228	30,656	104,426	1,010	30,656	105,436	136,092	19,956	Various	Various	40

Flex Buildings:
Miscellaneous	12,976	2,993	15,125	1,032	2,993	16,157	19,150	3,489	Various	Various	40

Office Buildings:
Parsippany, NJ	15,604	6,055	23,300	-	6,055	23,300	29,355	2,500	1997	09/16/05	40
Miscellaneous	15,596	3,537	13,688	2,574	3,537	16,262	19,799	3,307	Various	Various	40

Apartment Building:
Miscellaneous	4,142	1,110	4,439	-	1,110	4,439	5,549	2,509	1910	06/14/94	27.5

Industrial:
Baltimore, MD - Note 3	22,725	6,474	25,282	-	6,474	25,282	31,756	1,923	1960	12/20/06	40
Miscellaneous	11,591	4,777	18,263	956	4,777	19,219	23,996	2,794	Various	Various	40

Theater:
Miscellaneous	5,903	-	8,328	-	-	8,328	8,328	2,895	2000	08/10/04	15.6

Health Clubs:
Miscellaneous	9,221	2,233	8,729	2,731	2,233	11,460	13,693	2,300	Various	Various	40

Totals	$190,518	$88,050	$296,714	$8,303	$88,050	$305,017	$393,067	$47,374

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

Note 3 – Upon purchase of the property in December 2006, a $416,000 rental income reserve was posted by the seller for the Company’s benefit, since the property was not producing sufficient rent at the time of acquisition.  The Company recorded the receipt of this rental reserve as a reduction to land and building.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Schedule III
 Consolidated Real Estate and Accumulated Depreciation

(a)	Reconciliation of "Real Estate and Accumulated Depreciation"
(Amounts In Thousands)

	Year Ended December 31,
	2009	2008	2007
Investment in real estate:

Balance, beginning of year	$392,491	$380,270	$380,111

Addition: Land, buildings and improvements	576	59,015	576

Deductions:
Cost of properties sold	-	(1,148)	(1)
Reclassification to “properties held for sale”	-	(39,663)	-
Impairment charge	-	(5,983)	-
Rental reserve received (see Note 3 above)	-	-	(416)

Balance, end of year	$393,067	$392,491	$380,270
	(b)
Accumulated depreciation:

Balance, beginning of year	$39,378	$36,228	$28,270

Addition: Depreciation	8,467	8,470	7,958

Deduction:
Accumulated depreciation related to “properties held for sale”	(471)	(5,320)	-

Balance, end of year	$47,374	$39,378	$36,228

(b)	The aggregate cost of the properties is approximately $16,323 lower for federal income tax purposes at December 31, 2009.