Form 10-Q
period 2010-03-31
ONE LIBERTY PROPERTIES INC
filed 2010-05-07
CIK 712770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

As of May 5, 2010, the registrant had 11,453,162 shares of common stock outstanding.

Part I – FINANCIAL INFORMATION
Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Data)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Real estate investments, at cost
Land	$104,222	$88,050
Buildings and improvements	309,756	305,017
	413,978	393,067
Less accumulated depreciation	49,389	47,374
	364,589	345,693
Investment in unconsolidated joint ventures	5,864	5,839
Cash and cash equivalents	25,341	28,036
Available-for-sale securities (including treasury bills of $2,000 and $3,999)	4,779	6,762
Unbilled rent receivable	11,137	10,706
Unamortized intangible lease assets	9,580	7,157
Escrow, deposits and other assets and receivables	3,791	2,471
Investment in BRT Realty Trust at market (related party)	245	189
Unamortized deferred financing costs	1,837	1,833

Total assets	$427,163	$408,686

Liabilities and Stockholders’ Equity
Liabilities:
Mortgages payable	$207,182	$190,518
Line of credit	27,000	27,000
Dividends payable	3,436	2,456
Accrued expenses and other liabilities	3,340	3,757
Unamortized intangible lease liabilities	4,724	4,827

Total liabilities	245,682	228,558
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	-	-
Common stock, $1 par value; 25,000 shares authorized;
11,095 and 10,879 shares issued and outstanding	11,095	10,879
Paid-in capital	145,480	143,272
Accumulated other comprehensive income	135	191
Accumulated undistributed net income	24,771	25,786

Total stockholders’ equity	181,481	180,128

Total liabilities and stockholders’ equity	$427,163	$408,686

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Rental income	$10,103	$9,841

Operating expenses:
Depreciation and amortization	2,135	2,123
General and administrative (including $547 in both periods to related party)	1,653	1,649
Property acquisition costs	346	-
Real estate expenses	182	159
Leasehold rent	77	77
Total operating expenses	4,393	4,008

Operating income	5,710	5,833

Other income and expenses:
Equity in earnings of unconsolidated joint ventures	124	160
Interest and other income	51	28
Interest:
Expense	(3,322)	(3,427)
Amortization of deferred financing costs	(142)	(256)
Income from continuing operations	2,421	2,338

Discontinued operations:
Income from operations	-	544
Impairment charge on property sold at a loss	-	(229)
Income from discontinued operations	-	315

Net income	$2,421	$2,653

Weighted average number of common shares outstanding:
Basic	11,395	10,165
Diluted	11,453	10,276

Net income per common share – basic and diluted:
Income from continuing operations	$.21	$.23
Income from discontinued operations	-	.03
Net income per common share	$.21	$.26

Cash distribution declared per share of common stock	$.30	$.02
Stock distribution declared per share of common stock	$-	$.20

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three month period ended March 31, 2010 (Unaudited)
and the year ended December 31, 2009
(Amounts in Thousands)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Undistributed Net Income	Total

Balances, January 1, 2009	$9,962	$138,688	$(239)	$15,564	$163,975

Distributions – common stock
Cash - $.08 per share	-	-	-	(948)	(948)
Stock - $.80 per share	1,160	4,955	-	(8,471)	(2,356)
Repurchase of common stock	(268)	(1,148)	-	-	(1,416)
Retirement of common stock	(6)	(45)			(51)
Restricted stock vesting	31	(31)	-	-	-
Compensation expense – restricted stock	-	853	-	-	853
Net income	-	-	-	19,641	19,641
Other comprehensive income –
Net unrealized gain on available-for-sale securities	-	-	319	-	319
Net unrealized gain on derivative instruments	-	-	111	-	111
Comprehensive income	-	-	-	-	20,071

Balances, December 31, 2009	10,879	143,272	191	25,786	180,128

Distributions – common stock
Cash - $.30 per share	-	-	-	(3,436)	(3,436)
Issuance of stock for stock dividend obligation at December 31, 2009	216	1,958	-	-	2,174
Compensation expense – restricted stock	-	250	-	-	250
Net income	-	-	-	2,421	2,421
Other comprehensive income -
Net unrealized gain on available-for-sale securities	-	-	73	-	73
Net unrealized loss on derivative instrument	-	-	(129)	-	(129)
Comprehensive income	-	-	-	-	2,365

Balances, March 31, 2010	$11,095	$145,480	$135	$24,771	$181,481

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$2,421	$2,653
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charge on property sold at a loss	-	229
Increase in rental income from straight-lining of rent	(431)	(237)
Decrease in rental income resulting from bad debt expense	62	123
(Decrease) increase in rental income from amortization of intangibles relating to leases	(3)	24
Amortization of restricted stock expense	250	217
Equity in earnings of unconsolidated joint ventures	(124)	(160)
Distributions of earnings from unconsolidated joint ventures	100	135
Depreciation and amortization	2,135	2,376
Amortization of financing costs	142	281
Changes in assets and liabilities:
Decrease (increase) in escrow, deposits, other assets and receivables	249	(412)
Decrease in accrued expenses and other liabilities	(436)	(521)
Net cash provided by operating activities	4,365	4,708

Cash flows from investing activities:
Purchase of real estate and improvements	(5,890)	(4)
Net proceeds from sale of real estate	-	1,764
Investment in unconsolidated joint ventures	-	(3)
Distributions of return of capital from unconsolidated joint ventures	4	32
Prepaid tenant improvement allowance	(1,750)	-
Net proceeds from sale of available-for-sale securities	1,994	-
Net cash (used in) provided by investing activities	(5,642)	1,789

Cash flows from financing activities:
Repayment of mortgages payable	(3,776)	(1,543)
Proceeds from mortgage financings	3,000	2,559
Payment of financing costs, including mortgage assumption fees	(360)	(194)
Cash distributions - common stock	(247)	(2,239)
Repurchase of common stock	-	(143)
Expenses associated with stock issuance	(35)	-
Net cash used in financing activities	(1,418)	(1,560)

Net (decrease) increase in cash and cash equivalents	(2,695)	4,937
Cash and cash equivalents at beginning of period	28,036	10,947
Cash and cash equivalents at end of period	$25,341	$15,884

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,246	$4,188

Supplemental schedule of non-cash investing and financing activities:
Common stock dividend – portion paid in shares of Company’s common stock	2,209	-
Assumption of mortgage payable in connection with purchase of real estate	17,654	-
Purchase accounting allocation – intangible lease assets	2,633	-

See accompanying notes to consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited)
March 31, 2010

Note 1 - Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in the state of Maryland.  OLP is a self-administered and self-managed real estate investment trust (“REIT”).  OLP acquires, owns and manages a geographically diversified portfolio of retail, including furniture and office supply stores, industrial, office, flex, health and fitness and other properties, a substantial portion of which are under long-term net leases.  As of March 31, 2010, OLP owned 72 properties, one of which is vacant, and one of which is a 50% tenancy in common interest.  OLP’s joint ventures owned a total of five properties. The 77 properties are located in 27 states.

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of March 31, 2010 and 2009 and for the three months ended March 31, 2010 and 2009 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results for the full year.

The preparation of the financial statements in conformity with generally accepted accounting pinciples requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

The consolidated financial statements include the accounts and operations of OLP and its wholly-owned subsidiaries (collectively, the “Company”). Material intercompany items and transactions have been eliminated. The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting. All investments in joint ventures have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support. Additionally, as a group, the holders of the equity at risk have power through voting rights to direct the activities of the venture. As a result, none of the Company’s joint ventures are variable interest entities. In addition, although the Company is the managing member, it does not exercise substantial operating control over these entities, and therefore the entities are not consolidated. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for their share of equity in earnings, cash contributions and distributions. None of the joint venture debt is recourse to the Company.

Certain amounts reported in previous consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current year’s presentation, primarily to reclassify the operations of two properties that were sold in October 2009 to discontinued operations for the three months ended March 31, 2009. In addition, the operations of five properties that were formerly leased to Circuit City Stores, Inc. and conveyed in July 2009 to the mortgagee by deeds-in-lieu of foreclosure were reclassified to discontinued operations for the three months ended March 31, 2009.

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited)
March 31, 2010 (Continued)

Note 3 - Earnings Per Common Share

For the three months ended March 31, 2010 and 2009, basic earnings per share was determined by dividing net income for each period by the weighted average number of shares of common stock outstanding, which includes unvested restricted stock during each period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts exercisable for, or convertible into, common stock were exercised or converted or resulted in the issuance of common stock that shared in the earnings of the Company.  The weighted average number of common shares outstanding used for the diluted earnings per share calculations includes the impact of common stock issued in connection with the dividends paid in April, July and October 2009 and January 2010, as of the dividend declaration date, as the shares were contingently issuable as of that date.  Such stock dividends were included in basic EPS as of the issuance date. There were no options outstanding to purchase shares of common stock or other contracts exercisable for, or convertible into, common stock during the three months ended March 31, 2010 and 2009.

Note 4 - Investment in Unconsolidated Joint Ventures

The Company’s five unconsolidated joint ventures each own and operate one property.  At March 31, 2010 and December 31, 2009, the Company’s equity investment in unconsolidated joint ventures totaled $5,864,000 and $5,839,000, respectively. The Company recorded equity in earnings of $124,000 and $160,000 for the three months ended March 31, 2010 and 2009, respectively.

Note 5 - Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments.  If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required.  At March 31, 2010 and December 31, 2009, the balance in allowance for doubtful accounts was $514,000 and $472,000, respectively, recorded as a reduction to accounts receivable. The Company records bad debt expense as a reduction of rental income. For the three months ended March 31, 2010 and 2009, the Company recorded bad debt expense of $62,000 and $123,000, respectively, of which $58,000 was recorded in discontinued operations for the three months ended March 31, 2009.  There were no discontinued operations in the three months ended March 31, 2010.

Note 6 - Property Acquisition

On February 24, 2010, the Company acquired a community shopping center located in Pennsylvania, for a purchase price of $23,500,000, before closing costs. The center is 99% occupied, leased to ten separate tenants and approximately 68% of its 2010 contractual base rent is from ground leases. The Company paid the purchase price by assuming an existing first mortgage encumbering the property of approximately $17,700,000 and the balance of the purchase price was paid in cash.  The mortgage, which matures in May 2014, bears interest at 5.67% per annum.  The Company incurred third party property acquisition costs of $333,000 during the three months ended March 31, 2010 relating to this property.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited)
March 31, 2010  (Continued)

Note 6 - Property Acquisition (Continued)

As a result of this purchase, the Company recorded deferred intangible lease assets of $2,633,000, representing the value of the acquired above market leases and assumed origination costs. The assumed mortgage was determined to be at market. The Company assesses the fair value of the lease intangibles and the assumed mortgage based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 of the fair value hierarchy. The Company is currently in the process of finalizing the purchase price allocation, including the value of the assumed mortgage for this property, therefore it is preliminary and subject to change.

Note 7 - Discontinued Operations

The following is a summary of income from discontinued operations applicable to the three properties sold in 2009 and the five properties (formerly leased to Circuit City Stores, Inc.) that were conveyed to the mortgagee by deeds-in-lieu of foreclosure in July 2009 (amounts in thousands):

Three Months Ended March 31, 2009

Rental income, including $400 lease termination fee	$1,317

Depreciation and amortization	253
Real estate expenses	109
Interest expense	411
Total expenses	773

Income from operations	544
Impairment charge on property sold at a loss	(229)

Income from discontinued operations	$315

In February 2009, the Company entered into a lease termination agreement with a retail tenant of a Texas property that had been paying its rent on a current basis, but had vacated the property in 2006. Pursuant to the agreement, the tenant paid the Company $400,000 as consideration for the lease termination.  On March 5, 2009, the Company sold this property to an unrelated party for $1,900,000 and recorded an impairment charge of $229,000 to recognize the loss. This is in addition to an impairment charge of $752,000 taken in a prior year.

There were no discontinued operations for the three months ended March 31, 2010.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited)
March 31, 2010  (Continued)

Note 8 - Common Stock Dividend Distributions

On March 9, 2010, the Board of Directors declared a quarterly dividend on the Company’s common stock of $.30 per share payable in cash on April 6, 2010 to stockholders of record as of March 26, 2010.

Note 9 - Comprehensive Income

Comprehensive income for the three months ended March 31, 2010 and 2009 is as follows (amounts in thousands):
	Three Months Ended March 31,
	2010	2009

Net income	$2,421	$2,653
Other comprehensive income -
Net unrealized gain (loss) on available-for-sale securities	73	(38)
Net unrealized loss on derivative instruments	(129)	(184)
Comprehensive income	$2,365	$2,431

Accumulated other comprehensive income includes an accumulated net unrealized gain on available-for-sale securities of $181,000, an unrealized loss on available-for-sale securities in a joint venture of $28,000 and a net unrealized loss on derivative instruments of $18,000 resulting in a total cumulative net gain of $135,000 at March 31, 2010.  At December 31, 2009, accumulated other comprehensive income was comprised of a net accumulated unrealized gain on available-for-sale securities of $112,000, an unrealized loss on available-for-sale securities in a joint venture of $32,000 and a net unrealized gain on derivative instruments of $111,000.

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

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited)
March 31, 2010  (Continued)

Note 10 - Stock Based Compensation (Continued)

The restricted stock grants are recorded based on the market value of the common stock on the date of the grant and substantially all restricted stock awards made to date provide for vesting upon the fifth anniversary of the date of grant and under certain circumstances may vest earlier. For accounting purposes, the restricted stock is not included in the outstanding shares shown on the balance sheet until they vest, however dividends are paid on the unvested shares.  The value of such grants is initially deferred and charged to general and administrative expense over the respective vesting periods.
	Three Months Ended March 31,
	2010	2009
Restricted share grants	-	-
Average per share grant price	$-	$-
Recorded as deferred compensation	$-	$-

Total charge to operations, all outstanding restricted grants	$250,000	$217,000

Non-vested shares:
Non-vested beginning of period	357,925	213,625
Grants	-	-
Vested during period	-	-
Forfeitures	-	-
Non-vested end of period	357,925	213,625

Through March 31, 2010, a total of 274,950 and 143,100 shares were issued pursuant to the Company’s 2003 and 2009 Stock Incentive Plans, respectively, of which 456,900 shares remain available for grant under the 2009 Plan.  Approximately $2,298,000 remains as deferred compensation and will be charged to expense over the remaining respective vesting periods. The weighted average vesting period is approximately 2.89 years.  As of March 31, 2010 and 2009, there were no options outstanding under the 2009 and 2003 Incentive Plans.

Note 11 - Line of Credit

The Company’s $62,500,000 revolving credit facility (“Existing Facility”) with VNB New York Corp., Bank Leumi USA, Israel Discount Bank of New York and Manufacturer’s & Trader’s Trust Company, matured on March 31, 2010.  The Company has negotiated a Second Amended and Restated Loan Agreement, to be dated as of March 31, 2010, with the same bank group.  The documents to consummate the Second Amended and Restated Loan Agreement have been substantially finalized.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited)
March 31, 2010  (Continued)

Note 11 - Line of Credit (Continued)

The Second Amended and Restated Loan Agreement, as drafted, reduces the Company’s permitted borrowings from $62,500,000 to $40,000,000, extends the expiration date of the credit facility to March 31, 2012 and increases the interest rate from the lower of LIBOR plus 2.15% or the respective bank’s prime rate on funds borrowed plus an unused facility fee of ¼% per annum to the greater of 90 day LIBOR plus 3% or 6% per annum plus an unused facility fee of ¼% per annum. Upon closing, the Company will pay the banks a $400,000 commitment fee. There is $27,000,000 outstanding under the existing facility. Until all parties have executed the Second Amended and Restated Loan Agreement, the Existing Facility remains in place but we are not permitted to draw down any additional funds.

Note 12 - Mortgages Payable

Two mortgage loans aggregating $13.4 million in principal amount matured and remain outstanding at May 5, 2010.   The Company is currently in negotiations with the lenders or their representatives to extend both of these loans.

Note 13 - Derivative Financial Instruments

The Company’s primary objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. At March 31, 2010 and December 31, 2009, the Company had one qualifying interest rate swap outstanding, which was entered into in March 2009, with notional values of $9,769,000 and $9,832,000 at March 31, 2010 and December 31, 2009, respectively. In addition, at March 31, 2009, the Company had one non-qualifying interest rate swap outstanding which was subsequently designated as a qualifying cash flow hedge at April 1, 2009. The Company terminated the interest rate swap and the loan agreement on this interest rate swap in October 2009 due to the sale of the mortgaged property. The Company does not use derivatives for trading or speculative purposes. The derivative financial instruments had no material effect on the Company’s financial statements as of and for the three months ended March 31, 2010 or March 31, 2009.

The derivative agreement in existence at March 31, 2010 provides that if the wholly owned subsidiary of the Company which is a party to the agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company (but not any of its subsidiaries) is a credit support provider and a party to the derivative agreement and if there is a default by the Company on any of its indebtedness, a default can be declared on the derivative obligation under the agreement to which the Company is a party.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited)
March 31, 2010  (Continued)

Note 14 - Fair Value of Financial Instruments

Financial Instruments Not Measured at Fair Value

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which adjustments to measure at fair value are not reported:

Cash and cash equivalents:  The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

Mortgages payable: At March 31, 2010, the $209,062,000 estimated fair value of the Company's mortgages payable is more than their carrying value by approximately $1,880,000, assuming a blended market interest rate of 6% based on a five year weighted average remaining term of the mortgages.

Line of credit: At March 31, 2010, the fair value of the Company's line of credit equals its carrying value since it matured on March 31, 2010.

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

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited)
March 31, 2010  (Continued)

Note 14 - Fair Value of Financial Instruments (Continued)

The fair values of the Company’s financial instruments were determined using the following inputs as of March 31, 2010 (amounts in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying and Fair Value	Maturity Date	Level 1	Level 2
Financial assets:
Available-for-sale securities:
Corporate debt security	$1,409	January 15, 2012	$-	$1,409
Corporate debt security	996	February 15, 2037	-	996
Equity securities	619	-	619	-
Treasury bill	2,000	May 6, 2010	2,000	-

Financial liabilities:
Derivative financial instrument	18	-	-	18

Available-for-sale securities

The Company’s available-for-sale securities have a total amortized cost of $4,843,000.  At March 31, 2010, unrealized gains on such securities were $331,000 and unrealized losses were $150,000. The aggregate net unrealized gain of $181,000 is included in accumulated other comprehensive income on the balance sheet.  Fair values are approximated on current market quotes from financial sources that track such securities. All of the available-for-sale securities in an unrealized loss position are equity securities and amounts are not considered to be other than temporary impairment because the Company expects the value of these securities to recover and plans on holding them until at least such recovery.

Derivative financial instrument

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities.  At March 31, 2010 and December 31, 2009, this derivative is included in other liabilities and other assets, respectively, on the consolidated balance sheet.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited)
March 31, 2010  (Continued)

Note 14 - Fair Value of Financial Instruments (Continued)

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparty.  However, as of March 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative.  As a result, the Company has determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

Note 15 - New Accounting Pronouncements

The FASB issued updated consolidation accounting guidance for determining whether an entity is a variable interest entity, or VIE, and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. The updated guidance requires an entity to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.  The updated guidance was effective for the Company on January 1, 2010.  The Company has reevaluated the accounting for all investments and noted that none represent variable interest entities in accordance with the updated consolidation guidance.  The adoption did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.

In January 2010 the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 requires a number of additional disclosures regarding fair value measurements, including the amount of transfers between Level 1 and 2 of the fair value hierarchy, the reasons for transfers in our out of Level 3 of the fair value hierarchy and activity for recurring Level 3 measures.  In addition, the amendments clarify certain existing disclosure requirements related to the level at which fair value disclosures should be disaggregated and the requirement to provide disclosures about the valuation techniques and inputs used in determining the fair value of assets or liabilities classified as Level 2 or 3. ASU 2010-06 was effective January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for the Company on January 1, 2011 and early adoption is permitted. There were no transfers between Level 1 and 2 of the fair value hierarchy during the three months ended March 31, 2010.  The adoption did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.  See Note 14 for the related disclosures.

Note 16 - Subsequent Events

Subsequent events have been evaluated and there were no significant events relative to our consolidated financial statements as of March 31, 2010 that warrant additional disclosure.

Item 2.  Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

With the exception of historical information, this Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," “could,” "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions or variations thereof.  Forward-looking statements should not be relied on since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements.  Investors are cautioned not to place undue reliance on any forward-looking statements.

Overview

We are a self-administered and self-managed real estate investment trust, or REIT. We primarily own real estate that we net lease to tenants.  As of March 31, 2010, we owned 72 properties, one of which is a 50% tenancy in common interest, and participated in five joint ventures which owned a total of five properties.  These 77 properties are located in 27 states.

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

We are a party to a credit agreement, as amended, with VNB New York Corp., Bank Leumi, USA, Manufacturers and Traders Trust Company and Israel Discount Bank of New York, for a maximum amount of $62.5 million, under which $27 million is currently outstanding. This credit facility matured on March 31, 2010.   We have negotiated a Second Amended and Restated Loan Agreement with our current lenders that reduces permitted borrowings from $62.5 million to $40 million.  The documents to consummate the Second Amended and Restated Loan Agreement have been substantially finalized. However, there can be no assurance that the transaction will be consummated.

Results of Operations

Comparison of Three Months Ended March 31, 2010 and 2009

Revenues

Rental income increased by $262,000, or 2.7%, to $10.1 million for the three months ended March 31, 2010 from $9.8 million for the three months ended March 31, 2009. The increase in rental income is primarily due to rental revenues of $198,000 earned during the three months ended March 31, 2010 on a neighborhood shopping center we acquired on February 24, 2010.

Operating Expenses

During the three months ended March 31, 2010, we incurred $346,000 of property acquisition expenses, of which $333,000 resulted from the purchase of the neighborhood shopping center acquired on February 24, 2010 and $13,000 was in connection with the purchase of a property which is currently under contract.

Real estate expenses increased by $23,000, or 14.5%, to $182,000 for the three months ended March 31, 2010, resulting primarily from real estate taxes for one of our properties which was leased to Hollywood Entertainment Corp. Hollywood Entertainment Corp. filed for protection under Federal bankruptcy laws in February 2010 and rejected its lease with us during the three months ended March 31, 2010.

Other Income and Expenses

Equity in earnings of unconsolidated joint ventures decreased by $36,000, or 22.5%, to $124,000 for the three months ended March 31, 2010 from $160,000 for the three months ended March 31, 2009.  The decrease results primarily from a $27,000 decrease in rental income at one of our joint venture properties.  Also contributing to the decrease is our share of expenses incurred in connection with the possible sale or re-renting of a property where the lease expired April 30, 2010.

Interest and other income increased by $23,000, or 82.1%, to $51,000 for the three months ended March 31, 2010 resulting primarily from interest earned on our investment in REIT bonds.

Interest expense decreased by $105,000, or 3.1%, to $3.3 million for the three months ended March 31, 2010, from $3.4 million for the three months ended March 31, 2009. This decrease resulted from the payoff in full of three mortgage loans between July 2009 and January 2010, as well as from the monthly principal amortization of other mortgages.  In addition, interest expense relating to our line of credit decreased by $36,000 during the three months ended March 31, 2010 due to a decrease in interest rates. These decreases were offset by interest expense on a mortgage assumed in connection with the purchase of a property in February 2010, as well as from fixed rate mortgages placed on two properties in March 2009 and March 2010.

Amortization of deferred financing costs decreased by $114,000, or 44.5%, to $142,000 for the three months ended March 31, 2010.  The decrease results primarily from accelerated amortization of deferred financing costs of $118,000 relating to a mortgage loan that was refinanced during the three months ended March 31, 2009.

Discontinued Operations

Income from operations included in discontinued operations was $544,000 for the three months ended March 31, 2009 and includes the operations of eight of our properties, five of which were conveyed to the mortgagee in July 2009 and three of which were sold during the year ended December 31, 2009.   Included in such income is a $400,000 lease termination payment we received in March 2009 from a retail tenant that had been paying its rent on a current basis, but had vacated the property in 2006. In March 2009, we sold this property and recorded an impairment charge of $229,000 to recognize the loss on the sale.  There were no discontinued operations in the three months ended March 31, 2010.

Liquidity and Capital Resources

Our capital sources include income from our operating activities, cash and cash equivalents, available-for-sale securities, borrowings under a revolving credit facility, refinancing existing mortgage loans and obtaining mortgage loans secured by our unencumbered properties.  Our available liquidity at March 31, 2010 was approximately $30 million, including $25 million of cash and cash equivalents and $5 million of available-for-sale securities.

Liquidity and Financing

We expect to meet all of our capital needs and dividend payments with cash flow generated by our operating activities, primarily, rental income.  To the extent that cash provided by our operations is not adequate to cover all of our capital needs (which we do not anticipate), we will be required to use our available cash and cash equivalents and/or sell our marketable securities to pay our capital needs. In addition, at March 31, 2010, we owned unencumbered income producing real estate with an aggregate carrying value, before accumulated depreciation, of $78 million, which we may seek to finance if we determine we need additional liquidity.

At March 31, 2010, excluding mortgages payable of our unconsolidated joint ventures, we had 36 outstanding mortgages payable secured by 52 properties, aggregating approximately $207 million in principal amount. These mortgages are primarily secured by first liens on individual real estate investments with an aggregate carrying value of approximately $336 million, before accumulated depreciation. The mortgages bear interest at fixed rates ranging from 5.44% to 8.8%, and mature between 2010 and 2037.

Two mortgage loans aggregating $13.4 million in principal amount matured and remain outstanding at May 5, 2010.   We are currently in negotiations with the lenders or their representatives to extend both of these loans.  Additionally, one mortgage loan, with an outstanding principal amount of $1.6 million, has been, since October, 2009, callable on ninety days notice by the mortgagee.  Such mortgage has not been called.

We continually seek to refinance existing mortgage loans on terms we deem acceptable, in order to generate additional liquidity.  Additionally, in the normal course of our business, we sell properties when we determine that it is in our best interests, which also generates additional liquidity. Further, since each of our encumbered properties is subject to a non-recourse mortgage (with standard carve outs), if our in-house evaluation of the market value of such property is substantially less than the principal balance outstanding on the mortgage loan, if we cannot negotiate a reduction in the principal balance, we may determine to convey such property to the mortgagee in order to terminate our mortgage obligations, including payment of interest, principal and real estate taxes, with respect to such property.

Credit Facility

We are a party to a credit agreement, as amended, with VNB New York Corp., Bank Leumi, USA, Manufacturers and Traders Trust Company and Israel Discount Bank of New York which matured on March 31, 2010.  Borrowings under the facility bear interest at the lower of LIBOR plus 2.15% or the bank’s prime rate and there is an unused facility fee of ¼% per annum.  The facility is guaranteed by our subsidiaries that own unencumbered properties and is secured by the outstanding stock of subsidiary entities.  As of March 31, 2010 and May 5, 2010, there was $27 million outstanding under the facility.

We have negotiated a Second Amended and Restated Loan Agreement with our lending syndicate to be dated as of March 31, 2010 and the documents have been substantially finalized. The Second Amended and Restated Loan Agreement will reduce the permitted borrowings from $62.5 million to $40 million, extend the expiration date from March 31, 2010 to March 31, 2012, increase the interest rate from the lower of LIBOR plus 2.15% or the bank’s prime rate to 90 day LIBOR plus 3%, with a minimum interest rate of 6% per annum.  Until the Second Amended and Restated Loan Agreement is executed, our lending syndicate has advised us that our current credit facility will remain in place, but we will not be permitted to draw down any additional funds.  Although, we are highly confident that the Second Amended and Restated Loan Agreement will be consummated, there can be no assurance that it will be consummated and our lending syndicate may demand prompt re-payment of the $27 million outstanding under the existing credit facility. If that occurs, we expect to have sufficient liquidity available to us to fully repay the $27 million outstanding. However, if we are unable to fully repay the $27 million outstanding from our cash and cash equivalents and available-for-sale securities and we have been unable to (i) obtain a new credit facility, (ii) secure adequate funds by refinancing existing mortgages and/or mortgaging unencumbered properties, or (iii) unable to raise funds by other means (whether by equity or debt offerings or securing short term financing, etc.), we may be required to sell certain of our properties at prices we may deem inadequate in order to secure funds to repay all amounts outstanding under our existing credit facility.

Typically, we utilize funds from a credit facility to acquire a property and, thereafter secure long term, fixed rate mortgage debt on such property. We apply the proceeds from the mortgage loan to repay borrowings under the credit facility, thus providing us with the ability to re-borrow under the credit facility for the acquisition of additional properties.  As a result, in order to grow our business, it is important to have a credit facility in place in order for us to pursue an active acquisition program.  If we are unable to consummate the Second Amended and Restated Loan Agreement or obtain a new credit facility, then unless we can raise additional equity or long term debt, of which there is no assurance, we will be significantly constrained in our ability to acquire properties.  In addition, in the current credit environment, borrowers are limited in their ability to obtain mortgage financing.  If we continue to be limited in obtaining mortgage financing (either for acquisitions or with respect to our properties), it will also adversely affect our ability to acquire additional properties.  Accordingly, our long term liquidity is dependent (i) upon our ability to consummate the Second Amended and Restated Loan Agreement or obtain a new credit facility, (ii) the increased availability of long term, institutional mortgage financing, or (iii) our ability to raise additional equity or long term debt.

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

As of March 31, 2010, we had one interest rate swap agreement outstanding that was entered into March 2009.  The fair value of our interest rate swap is dependent upon existing market interest rates and swap spreads, which change over time.  At March 31, 2010, if there had been a 1% increase in forward interest rates, the fair market value of the interest rate swap and net unrealized loss on derivative instruments would have decreased by approximately $373,000.  If there had been a 1% decrease in forward interest rates, the fair market value of the interest rate swap and net unrealized loss on derivative instruments would have increased by approximately $432,000.  These changes would not have any impact on our net income or cash.

We utilize interest rate swaps to limit interest rate risk.  Derivatives are used for hedging purposes rather than speculation.  We do not enter into interest rate swaps for trading purposes.

In connection with our mortgage debt (excluding our mortgage subject to the interest swap agreement), it bears interest at fixed rates, and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.  Our credit facility is a revolving variable rate facility which is sensitive to interest rates.  Under current market conditions, we do not believe that our risk of material potential losses in future earnings, fair values and/or cash flows from near-term changes in market rates that we consider reasonably possible is material.

We assessed the market risk for our revolving variable rate credit facility and believe that a 1% increase in interest rates would cause a decrease in annual net income of $270,000 and a 1% decrease would cause an increase in annual net income of $270,000 based on the $27 million outstanding on our credit facility at March 31, 2010.

Item 4.  Controls and Procedures

As required under Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2010 are effective.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

One Liberty Properties, Inc.
(Registrant)

May 7, 2010	/s/ Patrick J. Callan, Jr.
Date	Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

May 7, 2010	/s/ David W. Kalish
Date	David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)