Form 10-Q
period 2010-06-30
ONE LIBERTY PROPERTIES INC
filed 2010-08-06
CIK 712770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

As of August 3, 2010, the registrant had 11,483,427 shares of common stock outstanding.

Part I – FINANCIAL INFORMATION
Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Real estate investments, at cost
Land	$109,811	$87,782
Buildings and improvements	314,750	303,945
	424,561	391,727
Less accumulated depreciation	51,017	46,989
	373,544	344,738

Property held for sale	942	955
Investment in unconsolidated joint ventures	5,968	5,839
Cash and cash equivalents	18,482	28,036
Available-for-sale securities (including treasury bills of $3,999 in 2009)	729	6,762
Unbilled rent receivable	11,586	10,706
Unamortized intangible lease assets	7,829	7,157
Escrow, deposits and other assets and receivables	3,927	2,471
Investment in BRT Realty Trust at market (related party)	219	189
Unamortized deferred financing costs	2,209	1,833

Total assets	$425,435	$408,686

Liabilities and Stockholders’ Equity
Liabilities:
Mortgages payable	$205,816	$190,518
Line of credit	27,000	27,000
Dividends payable	3,436	2,456
Accrued expenses and other liabilities	4,040	3,757
Unamortized intangible lease liabilities	4,986	4,827

Total liabilities	245,278	228,558

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	-	-
Common stock, $1 par value; 25,000 shares authorized;
11,131 and 10,879 shares issued and outstanding	11,131	10,879
Paid-in capital	145,640	143,272
Accumulated other comprehensive (loss) income	(348)	191
Accumulated undistributed net income	23,734	25,786

Total stockholders’ equity	180,157	180,128

Total liabilities and stockholders’ equity	$425,435	$408,686

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Rental income	$10,642	$9,706	$20,717	$19,506
Lease termination fee	-	1,784	-	1,784
Total revenues	10,642	11,490	20,717	21,290

Operating expenses:
Depreciation and amortization	2,151	2,154	4,279	4,270
General and administrative (including $647, $547, $1,194 and $1,094, respectively, to related party)	1,913	1,602	3,566	3,252
Real estate acquisition costs	168	-	514	-
Real estate expenses	485	145	665	303
Leasehold rent	77	77	154	154
Total operating expenses	4,794	3,978	9,178	7,979
Operating income	5,848	7,512	11,539	13,311

Other income and expenses:
Equity in earnings of unconsolidated joint ventures	128	149	253	308
Gain on disposition of real estate held by unconsolidated joint venture	107	-	107	-
Other income, including realized gain on sale of available-for-sale securities and interest income	174	179	225	207
Interest:
Expense	(3,745)	(3,424)	(7,067)	(6,850)
Amortization of deferred financing costs	(150)	(146)	(292)	(402)
Income from continuing operations	2,362	4,270	4,765	6,574

Discontinued operations:
Income from operations	37	173	55	751
Impairment charge on property sold at a loss	-	-	-	(229)
Income from discontinued operations	37	173	55	522

Net income	$2,399	$4,443	$4,820	$7,096

Weighted average number of common shares outstanding:
Basic	11,453	10,488	11,424	10,327
Diluted	11,453	10,751	11,453	10,515

Continued on next page

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)
(Unaudited) (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income per common share – basic:

Income from continuing operations	$.21	$.41	$.42	$.64
Income from discontinued operations	-	.01	-	.05

Net income per common share	$.21	$.42	$.42	$.69

Net income per common share – diluted:

Income from continuing operations	$.21	$.40	$.42	$.63
Income from discontinued operations	-	.01	-	.04

Net income per common share	$.21	$.41	$.42	$.67

Cash distribution declared per share of common stock	$.30	$.02	$.60	$.04
Stock distribution declared per share of common stock	$-	$.20	$-	$.40

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the six month period ended June 30, 2010 (Unaudited)
and the year ended December 31, 2009
(Amounts in Thousands)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Undistributed Net Income	Total

Balances, January 1, 2009	$9,962	$138,688	$(239)	$15,564	$163,975

Distributions – common stock
Cash - $.08 per share	-	-	-	(948)	(948)
Stock - $.80 per share	1,160	4,955	-	(8,471)	(2,356)
Repurchase of common stock	(268)	(1,148)	-	-	(1,416)
Retirement of common stock	(6)	(45)			(51)
Restricted stock vesting	31	(31)	-	-	-
Compensation expense – restricted stock	-	853	-	-	853
Net income	-	-	-	19,641	19,641
Other comprehensive income –
Net unrealized gain on available-for-sale securities	-	-	319	-	319
Net unrealized gain on derivative instruments	-	-	111	-	111
Comprehensive income	-	-	-	-	20,071

Balances, December 31, 2009	10,879	143,272	191	25,786	180,128

Distributions – common stock
Cash - $.60 per share	-	-	-	(6,872)	(6,872)
Issuance of stock for stock dividend obligation at December 31, 2009	216	1,944	-	-	2,160
Restricted stock vesting	36	(36)
Compensation expense – restricted stock	-	460	-	-	460
Net income	-	-	-	4,820	4,820
Other comprehensive income -
Net unrealized loss on available-for-sale securities	-	-	(133)	-	(133)
Net unrealized loss on derivative instrument	-	-	(406)	-	(406)
Comprehensive income	-	-	-	-	4,281

Balances, June 30, 2010	$11,131	$145,640	$(348)	$23,734	$180,157

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$4,820	$7,096
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of available-for-sale securities	(129)	-
Impairment charge on property sold at a loss	-	229
Increase in rental income from straight-lining of rent	(880)	(565)
Decrease in rental income resulting from bad debt expense	79	343
Increase in rental income from amortization of intangibles relating to leases	10	37
Amortization of restricted stock expense	460	411
Gain on disposition of real estate held by unconsolidated joint venture	(107)	-
Equity in earnings of unconsolidated joint ventures	(253)	(308)
Distributions of earnings from unconsolidated joint ventures	209	265
Depreciation and amortization	4,291	4,691
Amortization of financing costs	292	451
Changes in assets and liabilities:
Decrease (increase) in escrow, deposits, other assets and receivables	89	(554)
Decrease in accrued expenses and other liabilities	(1)	(474)
Net cash provided by operating activities	8,880	11,622

Cash flows from investing activities:
Purchase of real estate and improvements	(15,936)	(431)
Net proceeds from sale of real estate	-	1,764
Investment in unconsolidated joint ventures	-	(7)
Distributions of return of capital from unconsolidated joint ventures	22	45
Prepaid tenant improvement allowance	(1,750)	-
Net proceeds from sale of available-for-sale securities	5,997	-
Purchase of available-for-sale securities	-	(1,869)
Net cash used in investing activities	(11,667)	(498)

Cash flows from financing activities:
Repayment of mortgages payable	(5,154)	(2,931)
Proceeds from mortgage financings	3,000	2,559
Payment of financing costs, including mortgage assumption fees	(882)	(209)
Cash distributions - common stock	(3,683)	(2,463)
Repurchase of common stock	-	(717)
Expenses associated with stock issuance	(48)	(91)
Net cash used in financing activities	(6,767)	(3,852)

Net (decrease) increase in cash and cash equivalents	(9,554)	7,272
Cash and cash equivalents at beginning of period	28,036	10,947
Cash and cash equivalents at end of period	$18,482	$18,219

Continued on next page

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited) (Continued)

	Six Months Ended June 30,
	2010	2009
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,783	$7,838

Supplemental schedule of non-cash investing and financing activities:
Common stock dividend – portion paid in shares of Company’s common stock	2,209	2,004
Assumption of mortgage payable in connection with purchase of real estate	17,654	-
Purchase accounting allocation – intangible lease assets	1,121	-
Purchase accounting allocation – intangible lease liabilities	365	-
Reclassification of real estate owned to property held for sale	942	-
Additions to real estate included in other liabilities	-	98

See accompanying notes to consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements  (Unaudited)
June 30, 2010

Note 1 - Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in the state of Maryland.  OLP is a self-administered and self-managed real estate investment trust (“REIT”).  OLP acquires, owns and manages a geographically diversified portfolio of retail, including furniture and office supply stores, industrial, office, flex, health and fitness and other properties, a substantial portion of which are under long-term net leases.  As of June 30, 2010, OLP owned 74 properties, two of which are vacant, one of which is held for sale and one of which is a 50% tenancy in common interest.  OLP’s joint ventures owned a total of four properties. The 78 properties are located in 28 states.

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 2010 and 2009 and for the six and three months ended June 30, 2010 and 2009 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the six and three months ended June 30, 2010 are not necessarily indicative of the results for the full year.

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

Certain amounts reported in previous consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current year’s presentation, primarily to reclassify the assets of one property which was sold in July 2010 to property held for sale at June 30, 2010 and December 31, 2009 and to reclassify the operations of this property to discontinued operations for the six and three months ended June 30, 2010 and 2009.  In addition, the operations of two properties that were sold in October 2009 were reclassified to discontinued operations for the six and three months ended June 30, 2009.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010 (Continued)

Note 2 - Basis of Preparation (Continued)

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Note 3 - Earnings Per Common Share

For the six and three months ended June 30, 2010 and 2009, basic earnings per share was determined by dividing net income for each period by the weighted average number of shares of common stock outstanding, which includes unvested restricted stock during each period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts exercisable for, or convertible into, common stock were exercised or converted or resulted in the issuance of common stock that shared in the earnings of the Company.  The weighted average number of common shares outstanding used for the diluted earnings per share calculations includes the impact of common stock issued in connection with the dividends paid in April, July and October 2009 and January 2010, as of the dividend declaration date, as the shares were contingently issuable as of that date.  Such stock dividends were included in basic EPS as of the issuance date. There were no options outstanding to purchase shares of common stock or other contracts exercisable for, or convertible into, common stock during the six and three months ended June 30, 2010 and 2009.

Note 4 - Investment in Unconsolidated Joint Ventures

On April 30, 2010, one of the Company’s unconsolidated joint ventures, in which the Company holds an approximately 36% equity interest, sold its only property for a consideration of $3,200,000, net of closing costs. The sale resulted in a gain to the Company of $107,000.

The Company’s remaining four unconsolidated joint ventures each own and operate one property.  At June 30, 2010 and December 31, 2009, the Company’s equity investment in unconsolidated joint ventures totaled $5,968,000 and $5,839,000, respectively. The Company recorded equity in earnings of $253,000 and $308,000 for the six months ended June 30, 2010 and 2009, respectively, and $128,000 and $149,000 for the three months ended June 30, 2010 and 2009, respectively.

Note 5 - Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments.  If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required.  At June 30, 2010 and December 31, 2009, the balance in allowance for doubtful accounts was $531,000 and $472,000, respectively, recorded as a reduction to accounts receivable. The Company records bad debt expense as a reduction of rental income. For the six and three months ended June 30, 2010, the Company recorded bad debt expense of $79,000 and $17,000, respectively, and $343,000 and $220,000, respectively,  for the six and three months ended June 30, 2009.  For the six months ended June 30, 2010 and 2009, $2,000, and $58,000, respectively, of such bad debt expense was recorded in discontinued operations.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010 (Continued)

Note 6 - Real Estate Acquisitions and Disposition

On February 24, 2010, the Company acquired a community shopping center located in Pennsylvania, for a purchase price of $23,500,000, before closing costs. The center is 99% occupied, leased to ten separate tenants and approximately 68% of its 2010 contractual base rent is from ground leases. The Company paid the purchase price by assuming an existing first mortgage encumbering the property of approximately $17,700,000 and the balance was paid in cash.  The mortgage, which matures in May 2014, bears interest at 5.67% per annum.  The Company incurred third party real estate acquisition costs of $349,000 during the six months ended June 30, 2010 relating to this property which is included in the accompanying consolidated statements of income.

On April 28, 2010, the Company acquired a retail property in Pennsylvania, leased by a single tenant pursuant to a long term net lease.  The purchase price of approximately $1,313,000, including $300,000 of contracted building improvements, was paid in cash.

On June 30, 2010, the Company acquired a retail property in Missouri, leased by a single tenant pursuant to a long term net lease.  The purchase price of $8,950,000 was paid in cash.

As a result of these 2010 purchases, the Company recorded intangible lease assets of $1,121,000 and intangible lease liabilities of $365,000, representing the value of the acquired leases and origination costs, respectively. The assumed mortgage was determined to be at market. The Company assessed the fair value of the lease intangibles and the assumed mortgage based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 in the fair value hierarchy. The Company is currently in the process of finalizing the purchase price allocations for the properties purchased in April and June 2010; therefore they are preliminary and subject to change.

On July 14, 2010, the Company sold a property, which was vacant as of July 1, 2010, to an unrelated party for net consideration of approximately $1,100,000 and will realize a gain of approximately $147,000 in the nine and three months ended September 30, 2010.

Note 7 - Discontinued Operations

The following is a summary of income from discontinued operations applicable to the property sold in July 2010, the three properties sold in 2009 and the five properties (formerly leased to Circuit City Stores, Inc.) that were conveyed to the mortgagee by deeds-in-lieu of foreclosure in July 2009 (amounts in thousands):

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010 (Continued)

Note 7 - Discontinued Operations (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Rental income, including $400 lease termination fee in the six months ended June 30, 2009	$52	$834	$79	$2,192

Depreciation and amortization	6	198	12	457
Real estate expenses	9	137	12	246
Interest expense	-	326	-	738
Total expenses	15	661	24	1,441

Income from operations	37	173	55	751
Impairment charge on property sold at a loss	-	-	-	(229)

Income from discontinued operations	$37	$173	$55	$522

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

Note 8 - Common Stock Dividend Distribution

On June 14, 2010, the Board of Directors declared a quarterly cash dividend on the Company’s common stock of $.30 per share totaling $3,436,000, which was paid on July 7, 2010 to stockholders of record as of June 28, 2010.

Note 9 - Dividend Reinvestment Plan

In June 2010, the Company reinstated its Dividend Reinvestment Plan (the “Plan”) which had been temporarily suspended in December 2008.  The Plan provides stockholders with the opportunity to reinvest all, or a portion of, their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount of 0% to 5% from the market price. The discount is determined at the Company’s sole discretion.  The Company is currently offering a 5% discount from market, the same discount which was in place at the time of suspension.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010 (Continued)

Note 10 - Comprehensive Income

Comprehensive income for the six and three months ended June 30, 2010 and 2009 is as follows (amounts in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$2,399	$4,443	$4,820	$7,096
Other comprehensive income -
Net unrealized (loss) gain on available-for-sale securities	(206)	46	(133)	8
Net unrealized (loss) gain on derivative instruments	(277)	407	(406)	223
Comprehensive income	$1,916	$4,896	$4,281	$7,327

Accumulated other comprehensive (loss) income includes an accumulated net unrealized loss on available-for-sale securities of $22,000, an unrealized loss on available-for-sale securities in a joint venture of $31,000 and a net unrealized loss on a derivative instrument of $295,000 resulting in a total cumulative net loss of $348,000 at June 30, 2010.  At December 31, 2009, accumulated other comprehensive income of $191,000 was comprised of a net accumulated unrealized gain on available-for-sale securities of $112,000, an unrealized loss on available-for-sale securities in a joint venture of $32,000 and a net unrealized gain on derivative instruments of $111,000.

Note 11 - Stock Based Compensation

The Company’s 2009 Incentive Plan (the “2009 Incentive Plan”), approved by the Company’s stockholders in June 2009, permits the Company to grant stock options, restricted stock and/or performance-based awards to its employees, officers, directors and consultants.  The maximum number of shares of the Company’s common stock that may be issued pursuant to the 2009 Incentive Plan is 600,000.

The Company’s 2003 Incentive Plan (the “2003 Incentive Plan”), approved by the Company’s stockholders in June 2003, permitted the Company to grant stock options and restricted stock to its employees, officers, directors and consultants.  The maximum number of shares of the Company’s common stock that was allowed to be issued pursuant to the 2003 Incentive Plan was 275,000.

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

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010 (Continued)

Note 11 - Stock Based Compensation (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Restricted share grants	$-	$102,750	$-	$102,750
Average per share grant price	$-	$6.09	$-	$6.09
Recorded as deferred compensation	$-	$626,000	$-	$626,000

Total charge to operations, all outstanding restricted grants	$210,000	$194,000	$460,000	$411,000

Non-vested shares:
Non-vested beginning of period	357,925	213,625	357,925	213,625
Grants	-	102,750	-	102,750
Vested during period	(36,050)	(30,675)	(36,050)	(30,675)
Forfeitures	-	(50)	-	(50)
Non-vested end of period	321,875	285,650	321,875	285,650

Through June 30, 2010, a total of 274,950 and 143,100 shares were issued pursuant to the Company’s 2003 and 2009 Incentive Plans, respectively, and 456,900 shares remain available for grant under the 2009 Plan.  Approximately $2,088,000 remains as deferred compensation and will be charged to expense over the remaining respective vesting periods. The weighted average vesting period is approximately 3 years.  As of June 30, 2010 there were no options outstanding under the 2009 and 2003 Incentive Plans.

Note 12 - Line of Credit

On May 26, 2010, the Company entered into a Second Amended and Restated Loan Agreement, effective as of March 31, 2010, with VNB New York Corp., Bank Leumi USA, Israel Discount Bank of New York and Manufacturer’s & Trader’s Trust Company, which amends and restates its prior credit facility.  The Second Amended and Restated Loan Agreement reduces the Company’s permitted borrowings from $62,500,000 to $40,000,000, extends the expiration date of the credit facility to March 31, 2012, increases the interest rate to the greater of (i) 90 day LIBOR plus 3%, or (ii) 6% per annum, and provides for an unused facility fee of ¼ % per annum. Upon closing, the Company paid the banks a $400,000 commitment fee which will be amortized over the term of the facility.  At June 30, 2010, there was $27,000,000 outstanding under the facility and at August 5, 2010 there was $25,300,000 outstanding under the facility.

Note 13 - Mortgages Payable

A mortgage loan, with a principal balance of $4,482,000 at June 30, 2010, matured on March 1, 2010. The Company paid off the loan balance in full on July 30, 2010.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
  June 30, 2010 (Continued)

 Note 13 - Mortgages Payable (Continued)

A mortgage loan, with a principal balance of $8,910,000 at June 30, 2010, matured on April 1, 2010. While continuing to pay monthly principal and interest, the Company has been in negotiations with representatives of the lender to restructure the loan.  It is anticipated that the restructuring will include an extension of the maturity date and a principal paydown.

 Note 14 - Derivative Financial Instruments

The Company’s primary objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. At June 30, 2010 and December 31, 2009, the Company had one qualifying interest rate swap outstanding, which was entered into in March 2009, with a notional value of $9,703,000 and $9,832,000 at June 30, 2010 and December 31, 2009, respectively.  In addition, at June 30, 2009, the Company had one other qualifying interest rate swap outstanding.  The Company terminated the interest rate swap and the loan agreement on this interest rate swap in October 2009 upon the sale of the mortgaged property.   The Company does not use derivatives for trading or speculative purposes.

The derivative agreement in existence at June 30, 2010 provides that if the wholly owned subsidiary of the Company which is a party to the agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company (but not any of its subsidiaries) is a credit support provider and a party to the derivative agreement and if there is a default by the Company on any of its indebtedness, a default can be declared on this derivative obligation under the agreement to which the Company is a party.

Note 15 - Fair Value of Financial Instruments

Financial Instruments Not Measured at Fair Value

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which adjustments to measure at fair value are not reported:

Cash and cash equivalents:  The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

Mortgages payable: At June 30, 2010, the $207,780,000 estimated fair value of the Company's mortgages payable is more than their carrying value by approximately $1,964,000, assuming a blended market interest rate of 6% based on a five year weighted average remaining term of the mortgages.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010 (Continued)

Note 15 - Fair Value of Financial Instruments (Continued)

Line of credit: The $27,000,000 carrying amount of the Company's line of credit, entered into on May 26, 2010, approximates its fair value at June 30, 2010.

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

Financial Instruments Measured at Fair Value

The Company measures the fair value of financial instruments based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions.  In accordance with the fair value hierarchy, Level 1 assets/liabilities are valued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other “observable” market inputs and Level 3 assets/liabilities are valued based significantly on “unobservable” market inputs.  The Company does not currently own any financial instruments that are classified as Level 3.

The fair values of the Company’s financial instruments were determined using the following inputs as of June 30, 2010 (amounts in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying and Fair Value	Maturity Date	Level 1	Level 2
Financial assets:
Available-for-sale securities:
Corporate debt security	$354	January 15, 2012	$-	$354
Equity securities	594	-	594	-

Financial liabilities:
Derivative financial instrument	295	-	-	295

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010 (Continued)

Note 15 - Fair Value of Financial Instruments (Continued)

Available-for-sale securities

The Company’s available-for-sale securities have a total amortized cost of $970,000.  At June 30, 2010, unrealized gains on such securities were $123,000 and unrealized losses were $145,000. The aggregate net unrealized loss of $22,000 is included in accumulated other comprehensive income on the balance sheet.  Fair values are approximated based on current market quotes from financial sources that track such securities. All of the available-for-sale securities in an unrealized loss position are equity securities and amounts are not considered to be other than temporary impairment because the Company expects the value of these securities to recover and plans on holding them until at least such recovery.

In June 2010, the Company sold two corporate bonds for total gross proceeds of $2,007,000. The amortized cost of these bonds was $1,878,000 and was determined using specific identification.  Accordingly, the Company recognized a total gain of $129,000 on the sales.

Derivative financial instrument

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities.  At June 30, 2010 and December 31, 2009, this derivative is included in other liabilities and other assets, respectively, on the consolidated balance sheet.

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparty.  However, as of June 30, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative.  As a result, the Company has determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

Note 16 - New Accounting Pronouncements

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

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010 (Continued)

Note 16 - New Accounting Pronouncements (Continued)

In January 2010 the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 requires a number of additional disclosures regarding fair value measurements, including the amount of transfers between Level 1 and 2 of the fair value hierarchy, the reasons for transfers in or out of Level 3 of the fair value hierarchy and activity for recurring Level 3 measures.  In addition, the amendments clarify certain existing disclosure requirements related to the level at which fair value disclosures should be disaggregated and the requirement to provide disclosures about the valuation techniques and inputs used in determining the fair value of assets or liabilities classified as Level 2 or 3. ASU 2010-06 was effective January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for the Company on January 1, 2011 and early adoption is permitted.  There were no transfers between Level 1 and 2 of the fair value hierarchy during the six and three months ended June 30, 2010.  The adoption did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.  See Note 15 for the related disclosures.

Note 17 - Subsequent Events

See Note 6 for a discussion of the sale of one property in July 2010.

On July 30, 2010, the Company acquired three Wendy’s Old Fashioned Hamburger fast food restaurant locations in Pennsylvania in a sale/leaseback transaction.  All three properties are subject to one long term net lease.  The purchase price of approximately $3.84 million was paid in cash.

Item 2.  Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

With the exception of historical information, this Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," “could,” "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions or variations thereof.  Forward-looking statements should not be relied on since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements.  Investors are encouraged to review the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of certain factors which may cause actual results to differ materially from current expectations and are cautioned not to place undue reliance on any forward-looking statements.

Overview

We are a self-administered and self-managed real estate investment trust, or REIT. We primarily own real estate that we net lease to tenants.  As of June 30, 2010, we owned 74 properties, one of which is a 50% tenancy in common interest, and participated in four joint ventures which owned a total of four properties.  These 78 properties are located in 28 states.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute currently at least 90% of ordinary taxable income to our stockholders.  We intend to comply with these requirements and to maintain our REIT status.

We seek to acquire properties throughout the United States that have locations, demographics and other investment attributes that we believe to be attractive.  We believe that long-term leases provide a predictable income stream over the term of the lease, making fluctuations in market rental rates and in real estate values less significant in achieving our overall investment objectives.  Our goal is to acquire properties that are subject to long-term net or ground leases that include periodic contractual rental increases.  Periodic contractual rental increases provide reliable increases in future rent payments, while rent increases based on the consumer price index provide protection against inflation.  Historically, long-term leases have made it easier for us to obtain longer-term, fixed-rate mortgage financing with principal amortization, thereby moderating the interest rate risk associated with financing or refinancing our property portfolio by reducing the outstanding principal balance over time.  Although we regard long-term leases as an important element of our acquisition strategy, we may acquire a property that is subject to a short-term lease when we believe the property represents a good opportunity for recurring income and residual value.

We are a party to a credit agreement, as amended, with VNB New York Corp., Bank Leumi, USA, Manufacturers and Traders Trust Company and Israel Discount Bank of New York, for a maximum amount of $40 million, under which $27 million was outstanding at June 30, 2010 and $25.3 million was outstanding at August 5, 2010.

Results of Operations

Comparison of Six and Three Months Ended June 30, 2010 and 2009

Revenues

Rental income increased by $1.2 million, or 6.2%, to $20.7 million for the six months ended June 30, 2010 from $19.5 million for the six months ended June 30, 2009. For the three months ended June 30, 2010, rental income increased by $936,000, or 9.6%, to $10.6 million from $9.7 million for the three months ended June 30, 2009.  The increase in rental income is primarily due to rental revenues of $965,000 and $767,000 earned during the six and three months ended June 30, 2010, respectively, primarily from the community shopping center we acquired in February 2010, of which $266,000 results from real estate tax and expense reimbursements from tenants.  There were also increases in rental income at several of our other properties due primarily to lease revisions. The increases in rental income were offset by a decrease in rental income from one property for which we received a lease termination fee in the prior year, referred to below.

In June 2009, we received a $1,905,000 lease termination payment from a retail tenant. The lease termination fee was offset by the $121,000 write off of the entire balance of the unbilled rent receivable and intangible lease asset related to this property.  There was no comparable fee income in 2010.  This property was released effective November 9, 2009.

Operating Expenses

General and administrative expenses increased by $314,000, or 9.7%, and $311,000, or 19.4%, to $3,566,000 and $1,913,000 for the six and three months ended June 30, 2010, respectively. The increases result substantially from a $200,000 annual increase in the compensation and services agreement, of which $100,000 of the increase was recorded in the six and three months ended June 30, 2010, and from a $138,000 expense incurred in the same periods related to professional fees incurred for financing activities.

During the six and three months ended June 30, 2010, we incurred $514,000 and $168,000, respectively, of property acquisition expenses.  For the six months ended June 30, 2010, $349,000 of such expenses related to the purchase of the community shopping center which was acquired in February 2010, $77,000 related to the purchase of two properties during the three months ended June 30, 2010 and $88,000 related to the contemplated purchase of a number of properties which are currently under contract.  There were no property acquisition expenses in the six and three months ended June 30, 2009.

Real estate expenses increased by $362,000, or 120%, and $340,000, or 235%, to $665,000 and $485,000 for the six and three months ended June 30, 2010, respectively, of which $287,000 and $283,000, respectively, results from real estate taxes and expenses at the community shopping center acquired in February 2010.  The tenants at this property are contractually obligated to reimburse us for a substantial portion of these expenses.  The six and three months ended June 30, 2010 also includes an increase in repairs, maintenance and other operating expenses at several other properties.

Other Income and Expenses

Equity in earnings of unconsolidated joint ventures decreased by $55,000, or 17.9%, and $21,000, or 14.1%, to $253,000 and $128,000 for the six and three months ended June 30, 2010.   The decrease is due primarily to decreases of $50,000 and $25,000 in rental income at one of our joint venture properties.  There was also a decrease in income from a joint venture due to the sale of its only property on April 30, 2010.  We recognized a net gain of $107,000 on the sale of this property in the six and three months ended June 30, 2010.  There was no comparable gain in the six and three months ended June 30, 2009.

Interest expense increased by $217,000, or 3.2%, and $321,000, or 9.4%, to $7.1 million and $3.7 million for the six and three months ended June 30, 2010, from $6.9 million and $3.4 million for the six and three months ended June 30, 2009. This increase resulted from interest expense of $364,000 and $264,000 in the six and three months ended June 30, 2010, respectively, on a mortgage assumed in connection with the purchase of the community shopping center in February 2010. In addition, interest expense relating to our line of credit increased by $172,000 and $209,000 during the six and three months ended June 30, 2010 due to an increase in the interest rate charged under the amended and restated credit line agreement effective April 1, 2010. Interest expense from fixed rate mortgages placed on a property in March 2009 and a property in March 2010 also contributed to the increase in interest expense. These increases in interest expense were partially offset by the payoff in full of three mortgage loans aggregating $6.1 million between July 2009 and January 2010, as well as from the monthly principal amortization of other mortgages.

Amortization of deferred financing costs decreased by $110,000, or 27.4%, to $292,000 for the six months ended June 30, 2010 due primarily to accelerated amortization of deferred financing costs of $118,000 relating to a mortgage loan that was refinanced during the six months ended June 30, 2009.

Discontinued Operations

Income from operations included in discontinued operations was $55,000 and $37,000 for the six and three months ended June 30, 2010 and includes the operations of one of our properties which was sold on July 14, 2010 and is treated as held for sale at June 30, 2010. For the six and three months ended June 30, 2009, income from operations included in discontinued operations was $751,000 and $173,000 and includes the operations of eight properties, five of which were conveyed to the mortgagee in July 2009 and three of which were sold during the year ended December 31, 2009.   Included in such income is a $400,000 lease termination payment we received in March 2009 from a retail tenant that had been paying its rent on a current basis, but had vacated the property in 2006. In March 2009, we sold this property and recorded an impairment charge of $229,000 to recognize the loss on the sale.

Liquidity and Capital Resources

Our capital sources include income from our operating activities, cash and cash equivalents, available-for-sale securities, borrowings under our revolving credit facility, refinancing existing mortgage loans and obtaining mortgage loans secured by our unencumbered properties.  Our available liquidity at June 30, 2010 was approximately $32.2 million, including $18.5 million of cash and cash equivalents, $948,000 of available-for-sale securities and $13 million of available borrowings under our revolving credit facility.  Our available liquidity at August 5, 2010 was approximately $25.6 million, including $10 million of cash and cash equivalents, $933,000 of available-for-sale securities and $14.7 million of available borrowings under our revolving credit facility.

Liquidity and Financing

We expect to meet (i) our operating cash requirements (including dividend payments) with cash flow generated from operations and (ii) our capital requirements with cash flow from operations, and, to the extent required, from cash and cash equivalents, the sale of our marketable securities, drawing on our credit line and mortgaging our unencumbered income producing real estate.  At June 30, 2010, our unencumbered income producing real estate had an aggregate carrying value, before accumulated depreciation, of $87 million.

At June 30, 2010, excluding mortgages payable of our unconsolidated joint ventures, we had 36 outstanding mortgages payable secured by 52 properties, aggregating approximately $205.8 million in principal amount. These mortgages are primarily secured by first liens on individual real estate investments with an aggregate carrying value of approximately $337 million, before accumulated depreciation. The mortgages bear interest at fixed rates ranging from 5.44% to 8.8%, and mature between 2010 and 2037.

A mortgage loan, with a principal balance of $4,482,000 at June 30, 2010, matured on March 1, 2010. The Company paid off the loan balance in full on July 30, 2010. A mortgage loan, with a principal balance of $8,910,000 at June 30, 2010, matured on April 1, 2010. The Company has been in negotiations with representatives of the lender to restructure the loan. It is anticipated that the restructuring will include an extension of the maturity date and a principal paydown.

We seek to refinance existing mortgage loans on terms we deem acceptable, in order to generate additional liquidity. Additionally, in the normal course of our business, we sell properties when we determine that it is in our best interests, which also generates additional liquidity. Further, since each of our encumbered properties is subject to a non-recourse mortgage (with standard carve outs), we may determine, if our in-house evaluation of the market value of such property is substantially less than the principal balance outstanding on the mortgage loan and if we cannot negotiate a reduction in the principal balance or other accommodations with the lender, to convey such property to the mortgagee in order to terminate our mortgage and other obligations with respect to such property.

Credit Facility

On May 26, 2010, we entered into a Second Amended and Restated Loan Agreement, effective as of March 31, 2010, with VNB New York Corp., Bank Leumi, USA, Israel Discount Bank of New York and Manufacturers and Traders Trust Company, which amends and restates its prior credit facility.  The facility is guaranteed by our subsidiaries that own unencumbered properties and is secured by the outstanding stock of subsidiary entities.  As of June 30 and August 5, 2010, there was $27 million and $25.3 million, respectively, outstanding under the facility.

The Second Amended and Restated Loan Agreement provides for borrowings on a revolving basis of up to $40 million and matures on March 31, 2012. Borrowings under the facility bear interest at 90 day LIBOR plus 3%, with a minimum interest rate of 6% per annum and there is an unused facility fee of ¼% per annum.

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

As of June 30, 2010, we had one interest rate swap agreement outstanding that was entered into March 2009.  The fair value of our interest rate swap is dependent upon existing market interest rates and swap spreads, which change over time.  At June 30, 2010, if there had been a 1% increase in forward interest rates, the fair market value of the interest rate swap and net unrealized loss on derivative instruments would have decreased by approximately $348,000.  If there had been a 1% decrease in forward interest rates, the fair market value of the interest rate swap and net unrealized loss on derivative instruments would have increased by approximately $435,000.  These changes would not have any impact on our net income or cash.

From time to time, we utilize interest rate swaps to limit interest rate risk.  Derivatives are used for hedging purposes rather than speculation.  We do not enter into interest rate swaps for trading purposes.

Our mortgage debt (excluding our mortgage subject to the interest swap agreement) bears interest at fixed rates, and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.  Our credit facility is a revolving variable rate facility which is sensitive to interest rates.  Under current market conditions, we do not believe that our risk of material potential losses in future earnings, fair values and/or cash flows from near-term changes in market rates that we consider reasonably possible is material.

We assessed the market risk for our revolving variable rate credit facility and believe that there is no foreseeable market risk because interest is charged at the greater of (i) 90 day LIBOR plus 3% or (ii) 6% per annum.  At June 30, 2010, 90 day LIBOR plus 3% was approximately 3.5%, therefore, a 1% increase or decrease would not have any impact on our interest expense.

Item 4.  Controls and Procedures

As required under Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2010 are effective.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 5.  Other Information

On June 14, 2010, the Board of Directors approved and we and Majestic Property Management Corp. agreed, that effective as of January 1, 2010, the annual fee payable to Majestic pursuant to the Compensation and Services Agreement (the “Agreement”) would be increased by $200,000 to $2,225,000, which determination was made in accordance with the terms of the Agreement.  Majestic is wholly owned by our Chairman of the Board, Fredric H. Gould, and certain of our executive officers are officers of, and receive compensation from, Majestic.

Item 6.  Exhibits

Exhibit 10.1	Determination Pursuant to the Compensation and Services Agreement.

Exhibit 31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ONE LIBERTY PROPERTIES, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

One Liberty Properties, Inc.
(Registrant)

August 6, 2010	/s/ Patrick J. Callan, Jr.
Date	Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

August 6, 2010	/s/ David W. Kalish
Date	David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)