Form 10-Q
period 2010-09-30
ONE LIBERTY PROPERTIES INC
filed 2010-11-05
CIK 712770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Yes  ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
Yes     No     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 2, 2010, the registrant had 11,533,381 shares of common stock outstanding.

One Liberty Properties Inc. and Subsidiaries
Table of Contents

Part I – FINANCIAL INFORMATION
Item 1.Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Real estate investments, at cost
Land	$111,124	$87,070
Buildings and improvements	317,943	301,100
	429,067	388,170
Less accumulated depreciation	52,349	46,286
	376,718	341,884

Properties held for sale	-	3,809
Investment in unconsolidated joint ventures	4,967	5,839
Cash and cash equivalents	7,800	28,036
Available-for-sale securities (including treasury bills of $3,999 in 2009)	407	6,762
Unbilled rent receivable	11,849	10,706
Unamortized intangible lease assets	7,565	7,157
Escrow, deposits and other assets and receivables	5,183	2,471
Investment in BRT Realty Trust at market (related party)	237	189
Unamortized deferred financing costs	2,189	1,833

Total assets	$416,915	$408,686

Liabilities and Stockholders’ Equity
Liabilities:
Mortgages payable	$196,205	$190,518
Line of credit	27,800	27,000
Dividends payable	3,445	2,456
Accrued expenses and other liabilities	4,618	3,757
Unamortized intangible lease liabilities	4,873	4,827

Total liabilities	236,941	228,558

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	-	-
Common stock, $1 par value; 25,000 shares authorized; 11,161and 10,879 shares issued and outstanding	11,161	10,879
Paid-in capital	146,193	143,272
Accumulated other comprehensive (loss) income	(515)	191
Accumulated undistributed net income	23,135	25,786

Total stockholders’ equity	179,974	180,128

Total liabilities and stockholders’ equity	$416,915	$408,686

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Rental income	$10,688	$9,453	$31,212	$28,754
Lease termination fee	-	-	-	1,784
Total revenues	10,688	9,453	31,212	30,538

Operating expenses:
Depreciation and amortization	2,197	2,100	6,440	6,334
General and administrative (including $597, $547, $1,791 and $1,641, respectively, to related party)	1,695	1,643	5,261	4,895
Real estate acquisition costs	224	-	738	-
Real estate expenses	246	173	912	477
Leasehold rent	77	77	231	231
Total operating expenses	4,439	3,993	13,582	11,937
Operating income	6,249	5,460	17,630	18,601

Other income and expenses:
Equity in earnings of unconsolidated joint ventures	101	140	354	449
Gain on disposition of real estate held by unconsolidated joint venture	-	-	107	-
Other income, including realized gain on sale of available-for-sale securities and interest income	40	85	265	292
Interest:
Expense	(3,658)	(3,355)	(10,639)	(10,118)
Amortization of deferred financing costs	(160)	(182)	(452)	(582)
Income from continuing operations	2,572	2,148	7,265	8,642

Discontinued operations:
Income from operations	39	395	165	1,226
Net gain on sales of real estate	235	-	235	-
Gain on troubled mortgage restructuring, as a result of conveyance to mortgagee	-	897	-	897
Impairment charge on property sold at a loss	-	-	-	(229)
Income from discontinued operations	274	1,292	400	1,894

Net income	$2,846	$3,440	$7,665	$10,536

Weighted average number of common shares outstanding:
Basic	11,481	10,837	11,443	10,499
Diluted	11,518	10,974	11,475	10,670

Continued on next page

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)
(Unaudited) (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income per common share – basic:

Income from continuing operations	$.23	$.20	$.63	$.82
Income from discontinued operations	.02	.12	.04	.18

Net income per common share	$.25	$.32	$.67	$1.00

Net income per common share – diluted:

Income from continuing operations	$.23	$.19	$.63	$.81
Income from discontinued operations	.02	.12	.04	.18

Net income per common share	$.25	$.31	$.67	$.99

Cash distribution declared per share of common stock	$.30	$.02	$.90	$.06
Stock distribution declared per share of common stock	$-	$.20	$-	$.60

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the nine month period ended September 30, 2010 (Unaudited)
and the year ended December 31, 2009
(Amounts in Thousands)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Undistributed Net Income	Total

Balances, January 1, 2009	$9,962	$138,688	$(239)	$15,564	$163,975

Distributions – common stock
Cash - $.08 per share	-	-	-	(948)	(948)
Stock - $.80 per share	1,160	4,955	-	(8,471)	(2,356)
Repurchase of common stock	(268)	(1,148)	-	-	(1,416)
Retirement of common stock	(6)	(45)			(51)
Restricted stock vesting	31	(31)	-	-	-
Compensation expense – restricted stock	-	853	-	-	853
Net income	-	-	-	19,641	19,641
Other comprehensive income –
Net unrealized gain on available-for-sale securities	-	-	319	-	319
Net unrealized gain on derivative instruments	-	-	111	-	111
Comprehensive income	-	-	-	-	20,071

Balances, December 31, 2009	10,879	143,272	191	25,786	180,128

Distributions – common stock
Cash - $.90 per share	-	-	-	(10,316)	(10,316)
Issuance of stock for stock dividend obligation at December 31, 2009	216	1,888	-	-	2,104
Restricted stock vesting	36	(36)	-	-	-
Shares issued through dividend reinvestment plan	30	396	-	-	426
Compensation expense – restricted stock	-	673	-	-	673
Net income	-	-	-	7,665	7,665
Other comprehensive income -
Net unrealized loss on available-for-sale securities	-	-	(107)	-	(107)
Net unrealized loss on derivative instrument	-	-	(599)	-	(599)
Comprehensive income	-	-	-	-	6,959

Balances, September 30, 2010	$11,161	$146,193	$(515)	$23,135	$179,974

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$7,665	$10,536
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on troubled mortgage restructuring, as a result of conveyance to mortgagee	-	(897)
Gain on sale of available-for-sale securities	(149)	-
Gain on sale of real estate	(235)	-
Impairment charge on property sold at a loss	-	229
Increase in rental income from straight-lining of rent	(1,292)	(810)
Decrease in rental income resulting from bad debt expense	93	475
Decrease in rental income from amortization of intangibles relating to leases	17	31
Amortization of restricted stock expense	673	633
Gain on disposition of real estate held by unconsolidated joint venture	(107)	-
Equity in earnings of unconsolidated joint ventures	(354)	(449)
Distributions of earnings from unconsolidated joint ventures	530	365
Depreciation and amortization	6,497	6,893
Amortization of financing costs	452	653
Changes in assets and liabilities:
Increase in escrow, deposits, other assets and receivables	(1,198)	(282)
Increase (decrease) in accrued expenses and other liabilities	397	(428)
Net cash provided by operating activities	12,989	16,949

Cash flows from investing activities:
Purchase of real estate and improvements	(23,964)	(492)
Net proceeds from sale of real estate	4,137	1,764
Investment in unconsolidated joint ventures	(150)	(7)
Distributions of return of capital from unconsolidated joint ventures	953	57
Prepaid tenant improvement allowance	(1,750)	-
Net proceeds from sale of available-for-sale securities	6,345	-
Purchase of available-for-sale securities	-	(8,684)
Net cash used in investing activities	(14,429)	(7,362)

Cash flows from financing activities:
Regular amortization payments of mortgages payable	(4,090)	(4,327)
Repayment of mortgages payable	(10,687)	(3,678)
Proceeds from mortgage financings	3,000	2,559
Proceeds from bank line of credit	16,300	-
Repayment on bank line of credit	(15,500)	-
Issuance of shares through dividend reinvestment plan	426	-
Payment of financing costs, including mortgage assumption fees	(1,022)	(208)
Cash distributions - common stock	(7,119)	(2,698)
Repurchase of common stock	-	(1,416)
Expenses associated with stock issuance	(104)	(127)
Net cash used in financing activities	(18,796)	(9,895)

Net decrease in cash and cash equivalents	(20,236)	(308)
Cash and cash equivalents at beginning of period	28,036	10,947
Cash and cash equivalents at end of period	$7,800	$10,639

Continued on next page

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited) (Continued)

	Nine Months Ended September 30,
	2010	2009
Supplemental disclosures of cash flow information:
Cash paid for interest	$10,654	$11,654

Supplemental schedule of non-cash investing and financing activities:
Common stock dividend – portion paid in shares of Company’s common stock	2,209	4,103
Assumption of mortgage payable in connection with purchase of real estate	17,654	-
Purchase accounting allocation – intangible lease assets	1,078	-
Purchase accounting allocation – intangible lease liabilities	357	-
Reclassification of real estate owned to properties held for sale	-	23,732
Reclassification of assets related to properties held for sale	-	1,824
Reclassification of mortgages payable to mortgages payable – properties held for sale	-	9,069
Mortgage debt extinguished upon conveyance of properties to mortgagee by deeds-in-lieu of foreclosure	-	8,706
Properties conveyed to mortgagee	-	8,075
Liabilities extinguished upon transfer to mortgagee	-	543

See accompanying notes to consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010

Note 1 - Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in the state of Maryland.  OLP is a self-administered and self-managed real estate investment trust (“REIT”).  OLP acquires, owns and manages a geographically diversified portfolio of retail, including furniture and office supply stores, industrial, office, flex, health and fitness and other properties, a substantial portion of which are under long-term net leases.  As of September 30, 2010, OLP owned 79 properties, two of which are vacant and one of which is a 50% tenancy in common interest.  OLP’s joint ventures owned a total of four properties. The 83 properties are located in 28 states.

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results for the full year.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

The consolidated financial statements include the accounts and operations of OLP and its wholly-owned subsidiaries (collectively, the “Company”). Material intercompany items and transactions have been eliminated. The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting. All investments in joint ventures have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support and, as a group, the holders of the equity at risk have power through voting rights to direct the activities of the venture. As a result, none of the Company’s joint ventures are variable interest entities. In addition, although the Company is the managing member, it does not exercise substantial operating control over these entities, and therefore the entities are not consolidated. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for their share of equity in earnings, cash contributions and distributions. None of the joint venture debt is recourse to the Company.

Certain amounts reported in previous consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current year’s presentation, primarily to reclassify two properties which were sold during the three months ended September 30, 2010 to properties held for sale at December 31, 2009 and to reclassify the operations of these properties to discontinued operations for the three and nine months ended September 30, 2010 and 2009.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010 (Continued)

Note 2 - Basis of Preparation (Continued)

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Note 3 - Earnings Per Common Share

For the three and nine months ended September 30, 2010 and 2009, basic earnings per share was determined by dividing net income for each period by the weighted average number of shares of common stock outstanding. This includes the unvested restricted stock during each period, as the restricted stock is entitled to receive dividends and is therefore considered a participating security.  Excluded from the basic weighted average number of common shares outstanding are the restricted stock units awarded under the Pay-for-Performance program described in Note 13 as these units are not participating securities.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts exercisable for, or convertible into, common stock were exercised or converted or resulted in the issuance of common stock that shared in the earnings of the Company.  The weighted average number of common shares outstanding used for the diluted earnings per share calculations includes the impact of common stock issued in connection with the dividends paid in April, July and October 2009 and January 2010, as of the dividend declaration date, as the shares were contingently issuable as of that date.  Such stock dividends were included in basic earnings per share as of the issuance date. The diluted weighted average number of common shares also includes the restricted stock units awarded under the Pay-for-Performance Program described in Note 13, as of the date of grant. There were no options outstanding to purchase shares of common stock or other contracts exercisable for, or convertible into, common stock during the three and nine months ended September 30, 2010 and 2009.

Note 4 - Investment in Unconsolidated Joint Ventures

On April 30, 2010, one of the Company’s unconsolidated joint ventures, in which the Company holds an approximate 36% equity interest, sold its only property for $3,200,000, net of closing costs. The sale resulted in a gain to the Company of $107,000.

The Company’s remaining four unconsolidated joint ventures each own and operate one property.  At September 30, 2010 and December 31, 2009, the Company’s equity investment in unconsolidated joint ventures totaled $4,967,000 and $5,839,000, respectively. The Company recorded equity in earnings (exclusive of gain on sale) of $354,000 and $449,000 for the nine months ended September 30, 2010 and 2009, respectively, and $101,000 and $140,000 for the three months ended September 30, 2010 and 2009, respectively.

Note 5 - Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments.  If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required.  At September 30, 2010 and December 31, 2009, the balance in allowance for doubtful accounts was $545,000 and $472,000, respectively, recorded as a reduction to accounts receivable. The Company records bad debt expense as a reduction of rental income. For the three and nine months ended September 30, 2010, the Company recorded bad debt expense of $14,000 and $93,000, respectively, and for the three and nine months ended September 30, 2009, $132,000 and $475,000, respectively.  For the nine months ended September 30, 2010 and 2009, $2,000, and $58,000, respectively, of such bad debt expense was recorded in discontinued operations.  There was no bad debt expense recorded in discontinued operations for the three months ended September 30, 2010 and 2009.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010 (Continued)

Note 6 - Real Estate Acquisitions and Dispositions

The following chart details the Company’s real estate acquisitions during the nine months ended September 30, 2010. There were no acquisitions in the nine months ended September 30, 2009.

Description of Property	Date(s) Acquired	Purchase Price	Terms of Payment and Mortgage Information	Third Party Real Estate Acquisition Costs (a)

Community shopping center, Royersford, Pennsylvania	February 28, 2010	$23,500,000	Cash and $17,700,000 mortgage assumption. Mortgage matures May 2014 with interest at 5.67% per annum.	$349,000

Specialty retail property, Monroeville, Pennsylvania	April 28, 2010	$1,313,000, including $300,000 of contracted building improvements	All cash	$49,000

Retail department store property, Kansas City, Missouri	June 30, 2010	$8,950,000	All cash	$36,000

Six fast food restaurant locations, Pennsylvania (sale/leaseback transactions)	July 30, 2010 and August 31, 2010	$8,000,000	All cash	$189,000

(a)	Included in the accompanying consolidated statements of income.

All of the properties purchased by the Company in 2010 are currently 100% occupied and, except for the community shopping center, are each leased by a single tenant pursuant to a long term net lease. The community shopping center is currently leased to eleven separate tenants and a significant portion of the rental income from this property is derived from ground leases.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010 (Continued)

Note 6 - Real Estate Acquisitions and Dispositions (Continued)

As a result of the 2010 purchases, the Company recorded intangible lease assets of $1,121,000 and intangible lease liabilities of $365,000, representing the value of the acquired leases and origination costs.  As of September 30, 2010, the weighted average amortization period is 10.7 years for the intangible lease assets and 25.3 years for the intangible lease liabilities. The assumed mortgage was determined to be at market.  The Company assessed the fair value of the lease intangibles and the assumed mortgage based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 in the fair value hierarchy. The Company is currently in the process of finalizing the purchase price allocations for the properties purchased since April 2010; therefore, they are preliminary and subject to change.

During the three months ended September 30, 2010, the Company sold to unrelated parties, two properties in separate transactions, for an aggregate of approximately $4,100,000, net of closing costs, and realized an aggregate gain of $235,000 in the three and nine months ended September 30, 2010. One of the properties was vacant as of July 1, 2010.

Note 7 - Discontinued Operations

The following is a summary of income from discontinued operations applicable to two properties sold in July 2010 and September 2010, three properties sold in 2009 and five properties (formerly leased to Circuit City Stores, Inc.) conveyed to the mortgagee by deeds-in-lieu of foreclosure in July 2009 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Rental income, including $400 lease termination fee in the nine months ended September 30, 2009	$82	$931	$355	$3,329

Depreciation and amortization	9	119	57	612
Real estate expenses	(4)	9	8	255
Interest expense	38	408	125	1,236
Total expenses	43	536	190	2,103

Income from operations	39	395	165	1,226
Net gain on sales of real property	235	-	235	-
Impairment charge on property sold at a loss	-	-	-	(229)
Gain on troubled mortgage restructuring, as a result of conveyance to mortgagee	-	897	-	897

Income from discontinued operations	$274	$1,292	$400	$1,894

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010 (Continued)

Note 7 - Discontinued Operations (Continued)

In March 2009, the Company sold a property to an unrelated party for $1,900,000 and recorded an impairment charge of $229,000 to recognize the loss. This is in addition to an impairment charge of $752,000 taken in a prior year.  In July 2009, the Company recognized an $897,000 gain in connection with the conveyance of five properties to the mortgagee by deeds-in-lieu of foreclosure. These properties had formerly been leased to Circuit City Stores, Inc. which filed for protection under federal bankruptcy laws and rejected leases for these five properties.

Note 8 - Line of Credit

On May 26, 2010, the Company entered into a Second Amended and Restated Loan Agreement, effective as of March 31, 2010, with VNB New York Corp., Bank Leumi USA, Israel Discount Bank of New York and Manufacturer’s & Trader’s Trust Company, which amends and restates its prior credit facility.  The Second Amended and Restated Loan Agreement reduces the Company’s permitted borrowings from $62,500,000 to $40,000,000, extends the expiration date of the credit facility to March 31, 2012, increases the interest rate to the greater of (i) 90 day LIBOR plus 3%, or (ii) 6% per annum, and provides for an unused facility fee of ¼ % per annum. Upon closing, the Company paid the banks a $400,000 commitment fee which is being amortized over the term of the facility.  At September 30, 2010, there was $27,800,000 outstanding under the facility and at November 4, 2010 there was $31,100,000 outstanding under the facility.

Note 9 - Mortgages Payable

A mortgage loan matured on March 1, 2010 and the principal balance of $4,482,000 was paid in full on July 30, 2010. Another mortgage loan matured on April 1, 2010 with a principal balance of approximately $8,900,000. Effective August 1, 2010, the mortgage loan was restructured including a principal pay down of $2,800,000 and an extension of the maturity date to August 1, 2012.  The Company paid a fee of $120,000 which is being amortized to interest expense over the life of the restructured loan.

Note 10 - Common Stock Dividend Distribution

On September 14, 2010, the Board of Directors declared a quarterly cash dividend on the Company’s common stock of $.30 per share totaling $3,445,000, which was paid on October 6, 2010 to stockholders of record as of September 27, 2010.

Note 11 - Dividend Reinvestment Plan

In June 2010, the Company reinstated its Dividend Reinvestment Plan (the “Plan”) which had been temporarily suspended in December 2008.  The Plan provides stockholders with the opportunity to reinvest all, or a portion of, their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount of up to 5% from the market price. The discount is determined at the Company’s sole discretion.  The Company is currently offering a 5% discount from market, the same discount which was in place at the time of the suspension. The Company issued 30,265 common shares under the Plan during the three months ended September 30, 2010.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010 (Continued)

Note 12 - Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2010 and 2009 is as follows (amounts in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income	$2,846	$3,440	$7,665	$10,536
Other comprehensive income -
Net unrealized (loss) gain on available-for-sale securities	25	283	(107)	290
Net unrealized (loss) gain on derivative instruments	(193)	(201)	(599)	22
Comprehensive income	$2,678	$3,522	$6,959	$10,848

Accumulated other comprehensive (loss) income includes an accumulated net unrealized gain on available-for-sale securities of $4,000, an unrealized loss on available-for-sale securities in a joint venture of $31,000 and a net unrealized loss on a derivative instrument of $488,000 resulting in a total cumulative net loss of $515,000 at September 30, 2010.  At December 31, 2009, accumulated other comprehensive income of $191,000 was comprised of a net accumulated unrealized gain on available-for-sale securities of $112,000, an unrealized loss on available-for-sale securities in a joint venture of $32,000 and a net unrealized gain on derivative instruments of $111,000.

Note 13 - Stock Based Compensation

The Company’s 2009 Incentive Plan, approved by the Company’s stockholders in June 2009, permits the Company to grant stock options, restricted stock and/or performance-based awards to its employees, officers, directors and consultants.  A maximum of 600,000 shares of the Company’s common stock is authorized for issuance pursuant to the 2009 Incentive Plan.

The Company’s 2003 Incentive Plan, approved by the Company’s stockholders in June 2003, permitted the Company to grant stock options and restricted stock to its employees, officers, directors and consultants.  A maximum of 275,000 shares of the Company’s common stock was authorized for issuance pursuant to the 2003 Incentive Plan.

The restricted stock grants are charged to general and administrative expense over the respective vesting periods based on the market value of the common stock on the grant date. Substantially all restricted stock awards made to date provide for vesting upon the fifth anniversary of the grant date and under certain circumstances may vest earlier. For accounting purposes, the restricted stock is not included in the shares shown as outstanding on the balance sheet until they vest; however dividends are paid on the unvested shares.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010 (Continued)

Note 13 - Stock Based Compensation (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Restricted share grants	875	-	875	102,750
Average per share grant price	$14.64	-	$14.64	$6.09
Recorded as deferred compensation	$13,000	-	$13,000	$626,000

Total charge to operations, all outstanding restricted grants	$213,000	$221,000	$673,000	$633,000

Non-vested shares:
Non-vested beginning of period	321,875	285,650	357,925	213,625
Grants	875	-	875	102,750
Vested during period	-	-	(36,050)	(30,675)
Forfeitures	(1,810)	-	(1,810)	(50)
Non-vested end of period	320,940	285,650	320,940	285,650

Average value of non-vested shares (based on grant price)	$13.33	$15.32	$13.33	$15.32

Value of shares vested during the period (based on grant price)	$-	$-	$687,000	$602,000

On September 14, 2010, the Board of Directors approved a Pay-For-Performance Program under the Company’s 2009 Incentive Plan, and awarded 200,000 performance share awards in the form of restricted stock units (the “Units”).  Holders of Units are not entitled to dividends or to vote the underlying shares until the Units vest and shares are issued.  If the defined performance criteria are satisfied at June 30, 2017, one share of the Company’s common stock will be issued for each Unit outstanding.  The program allows for 100,000 Units to vest if the average annual return on capital exceeds 10% and a pro-rata portion of 100,000 Units to vest if the average annual return on capital is between 8% and 10%.  The program allows 100,000 Units to vest if the average annual total stockholder return exceeds 13% and a pro-rata portion of 100,000 Units to vest if the average annual total stockholder return is between 10.25% and 13%.   In the event that the performance criteria are not satisfied in whole or in part at June 30, 2017, the unvested Units will be forfeited and no shares of the Company’s common stock will be issued for those Units. For the awards which vest based on total stockholder return, a third party appraiser prepared a Monte Carlo simulation pricing model to determine the fair value. For the awards which vest based on return on capital, the fair value is based on the market value on the date of grant.  Expense will not be recognized on the Units which the Company does not expect to vest as a result of service conditions or the Company’s performance expectations.  The average per Unit grant price of the 200,000 units granted is $11.74.  The total amount recorded as deferred compensation for the three and nine months ended September 30, 2010 is $608,000 and will be charged to general and administrative expense over the approximate seven year vesting period. The deferred compensation is net of certain forfeiture and performance assumptions (which will be re-evaluated quarterly).

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010 (Continued)

Note 13 - Stock Based Compensation (Continued)

Through September 30, 2010, a total of 274,125 and 342,990 restricted shares and restricted stock units were issued pursuant to the Company’s 2003 and 2009 Incentive Plans, respectively. Under the 2009 Incentive Plan, 257,010 shares remain available for grant. No additional shares may be granted under the 2003 Incentive Plan.  Approximately $2,496,000 remains as deferred compensation and will be charged to expense over the remaining respective vesting periods. The weighted average vesting period is approximately 4.3 years.  As of September 30, 2010, there were no options outstanding under the 2009 and 2003 Incentive Plans.

Note 14 - Derivative Financial Instruments

The Company’s primary objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. At September 30, 2010 and December 31, 2009, the Company had one qualifying interest rate swap outstanding, which was entered into in March 2009, with a notional value of $9,636,000 and $9,832,000 at September 30, 2010 and December 31, 2009, respectively.  In addition, at September 30, 2009, the Company had one other qualifying interest rate swap outstanding.  The Company terminated the interest rate swap and the loan agreement on this interest rate swap in October 2009 upon the sale of the mortgaged property.   The Company does not use derivatives for trading or speculative purposes.

The derivative agreement in existence at September 30, 2010 provides that if the wholly owned subsidiary of the Company which is a party to the agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company (but not any of its subsidiaries) is a credit support provider and a party to the derivative agreement and if there is a default by the Company on any of its indebtedness, a default can be declared on this derivative obligation under the agreement to which the Company is a party.

Note 15 - Fair Value of Financial Instruments

Financial Instruments Not Measured at Fair Value

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which adjustments to measure at fair value are not reported:

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010 (Continued)

Note 15 - Fair Value of Financial Instruments (Continued)

Cash and cash equivalents:  The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

Mortgages payable: At September 30, 2010, the $198,310,000 estimated fair value of the Company's mortgages payable is more than their carrying value by approximately $2,105,000, assuming a blended market interest rate of 6% based on a five year weighted average remaining term of the mortgages.

Line of credit: The $27,800,000 carrying amount of the Company's line of credit, entered into on May 26, 2010, approximates its fair value at September 30, 2010.

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

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010 (Continued)

Note 15 - Fair Value of Financial Instruments (Continued)

The fair values of the Company’s financial instruments were determined using the following inputs as of September 30, 2010 (amounts in thousands):

			Fair Value Measurements Using Fair Value Hierarchy
	Carrying and Fair Value	Maturity Date	Level 1	Level 2
Financial assets:
Available-for-sale securities:
Equity securities	$644	-	$644	$-

Financial liabilities:
Derivative financial instrument	488	-	-	488

Available-for-sale securities

The Company’s available-for-sale securities have a total cost of $640,000.  At September 30, 2010, unrealized gains on such securities were $120,000 and unrealized losses were $116,000. The aggregate net unrealized gain of $4,000 is included in accumulated other comprehensive income on the balance sheet.  Fair values are approximated based on current market quotes from financial sources that track such securities. All of the available-for-sale securities in an unrealized loss position are equity securities and amounts are not considered to be other than temporary impairment because the Company expects the value of these securities to recover and plans on holding them until at least such recovery.

During 2010, the Company sold three corporate bonds for total gross proceeds of $2,356,000 and recognized a total gain of $149,000 on the sales.

Derivative financial instrument

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities.  At September 30, 2010 and December 31, 2009, this derivative is included in other liabilities and other assets, respectively, on the consolidated balance sheet.

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparty.  However, as of September 30, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative.  As a result, the Company has determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

One Liberty Properties, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010 (Continued)

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

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures, Improving Disclosures about Fair Value Measurements which requires a number of additional disclosures regarding fair value measurements, including the amount of transfers between Level 1 and 2 of the fair value hierarchy, the reasons for transfers in or out of Level 3 of the fair value hierarchy and activity for recurring Level 3 measures. In addition, the amendments clarify certain existing disclosure requirements related to the level at which fair value disclosures should be disaggregated and the requirement to provide disclosures about the valuation techniques and inputs used in determining the fair value of assets or liabilities classified as Level 2 or 3. These required disclosures were effective January1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for the Company on January 1, 2011 and early adoption is permitted. There were no transfers between Level 1 and 2 of the fair value hierarchy during the three and nine months ended September 30, 2010. The adoption did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows. See Note 15 for the related disclosures.

Note 17 - Subsequent Events

On October 7, 2010, the Company purchased two adjacent properties in Connecticut. The properties are comprised of a 47,174 square foot supermarket and an adjacent parking lot situated on an aggregate of 3.72 acres. The total purchase price of $20,550,000 was paid through the assumption of an existing $13,000,000 first mortgage encumbering one of the properties and the balance was paid in cash, including $7,300,000 borrowed from the Company’s line of credit. The mortgage bears interest at 6.1% per annum and matures in May 2016.  Both properties are leased to a single tenant pursuant to two separate, conterminous long term net leases.  In connection with the purchase, the Company incurred real estate acquisition costs of approximately $180,000, of which $103,000 is included in the accompanying statement of operations for the three and nine months ended September 30, 2010 and the balance will be included in the December 31, 2010 period.

Item 2.  Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

With the exception of historical information, this Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," “could,” "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions or variations thereof.  Forward-looking statements should not be relied on since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements.  Investors are encouraged to review the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009 under the caption “Item 1A. Risk Factors” for a discussion of certain factors which may cause actual results to differ materially from current expectations and are cautioned not to place undue reliance on any forward-looking statements.

Overview

We are a self-administered and self-managed real estate investment trust, or REIT. We primarily own real estate that we net lease to tenants.  As of September 30, 2010, we owned 79 properties, one of which is a 50% tenancy in common interest, and participated in four joint ventures which owned a total of four properties.  These 83 properties are located in 28 states.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute currently at least 90% of ordinary taxable income to our stockholders.  We intend to comply with these requirements and to maintain our REIT status.

We face a variety of risks and challenges in our business, including the possibility that our tenants may not be able to pay their obligations owing under their leases and, upon termination of tenant leases, we may not be able to re-lease our properties on terms favorable to us or at all. We manage the risk of our real property portfolio by diversifying among types of properties and industries, tenant mix, geography, and lease expiration dates. We manage the risk of tenant non-payments through a variety of approaches, each tailored to the applicable situation.  Generally, based on our assessment of the credit risk posed by a particular tenant and the tenant’s impact on our portfolio, we monitor a tenant’s financial condition through one or more of the following actions: reviewing tenant financial statements, obtaining other tenant related financial information, regular contact with a tenant’s representative, tenant credit checks and regular management reviews of our tenants and periodic property visits.

We seek to acquire properties throughout the United States that have locations, demographics and other investment attributes that we believe to be attractive.  We believe that long-term leases provide a predictable income stream over the term of the lease, making fluctuations in market rental rates and in real estate values less significant in achieving our overall investment objectives.  Our goal is to acquire properties that are subject to long-term net or ground leases that include periodic contractual rental increases or rent increases based on increases in the consumer price index.  Periodic contractual rental increases provide reliable increases in future rent payments and rent increases based on the consumer price index provide protection against inflation.  Historically, long-term leases have made it easier for us to obtain longer-term, fixed-rate mortgage financing with principal amortization, thereby moderating the interest rate risk associated with financing or refinancing our property portfolio by reducing the outstanding principal balance over time.  Although we regard long-term leases as an important element of our acquisition strategy, we may acquire a property that is subject to a short-term lease when we believe the property represents a good opportunity for recurring income and residual value.

In 2010, we acquired eleven properties for an aggregate purchase price of $62.3 million and sold 2 properties for net proceeds of $4.1 million. While the uncertain economic climate continues to present challenges (including concerns regarding tenants’ ability to pay their lease obligations and the availability of acceptable financing), we believe that there are attractive real property acquisition opportunities, and we intend to continue to pursue such opportunities.

Results of Operations

The following table sets forth a comparison of revenues and operating expenses of continuing operations for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Difference	% Change	2010	2009	Difference	% Change
Revenues:
Rental income	$10,688	$9,453	$1,235	13.1%	$31,212	$28,754	$2,458	8.5%
Lease termination fee	-	-	-	-	-	1,784	(1,784)	n/a
Total revenues	10,688	9,453	1,235	13.1%	31,212	30,538	674	2.2%

Operating expenses:
Depreciation and amortization	2,197	2,100	97	4.6%	6,440	6,334	106	1.7%
General and administrative	1,695	1,643	52	3.2%	5,261	4,895	366	7.5%
Real estate acquisition costs	224	-	224	n/a	738	-	738	n/a
Real estate expenses	246	173	73	42.2%	912	477	435	91.2%
Leasehold rent	77	77	-	-	231	231	-	-
Total operating expenses	4,439	3,993	446	11.2%	13,582	11,937	1,645	13.8%

Operating income	$6,249	$5,460	$789	14.5%	$17,630	$18,601	$(971)	(5.2)%

Revenues

The increase in rental income is primarily due to $578,000 and $1.5 million earned during the three and nine months ended September 30, 2010, respectively, from a community shopping center we acquired in February 2010, of which $70,000 and $336,000, respectively, represents real estate tax and expense reimbursements from tenants.  The increase in rental income is also due to $311,000 and $338,000 earned during the three and nine months ended September 30, 2010, respectively, from eight properties we purchased between April 2010 and August 2010.  There was also an increase in rental income due to lease revisions.

In June 2009, we received a $1,905,000 lease termination payment from a retail tenant. The lease termination fee was offset by the $121,000 write off of the entire balance of the unbilled rent receivable and intangible lease asset related to this property.  There was no comparable fee income in 2010.  This property was released effective November 9, 2009.

Operating Expenses

A significant component of the increases in general and administrative expenses was the $200,000 increase in the annual fee payable pursuant to the compensation and services agreement, of which $50,000 and $150,000 were recorded in the three and nine months ended September 30, 2010, respectively.  The nine months ended September 30, 2010 also includes a $138,000 expense related to professional fees incurred for financing activities. There were also increases in general and administrative expenses for the three and nine months ended September 30, 2010 relating to payroll, restricted stock and directors’ fees, none of which was material on an individual basis. The three and nine months ended September 30, 2009 included litigation and related expenses of  $70,000 and $126,000, respectively, which expenses were substantially reduced in the corresponding 2010 periods and are not expected to recur.

During the three and nine months ended September 30, 2010, we incurred $224,000 and $738,000, respectively, of real estate acquisition expenses.  For the nine months ended September 30, 2010, $349,000 of such expenses related to the purchase of a community shopping center acquired in February 2010, $274,000 related to the purchase of eight properties acquired between April 2010 and August 2010 and $103,000 related to the purchase of two properties acquired in October 2010.  Because we did not acquire any properties in 2009, there were no property acquisition expenses in the corresponding period in the prior year.

The increase in real estate expenses in the three and nine months ended September 30, 2010 results primarily from $71,000 and $357,000, respectively, of real estate taxes and expenses at a community shopping center acquired in February 2010.  The tenants at this property are contractually obligated to reimburse us for a substantial portion of these expenses.  The three and nine months ended September 30, 2010 also include increases in repairs, maintenance and other operating expenses at several properties.

Other Income and Expenses

The following table sets forth a comparison of other income and expenses for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Difference	% Change	2010	2009	Difference	% Change

Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$101	$140	$(39)	(27.9)%	$354	$449	$(95)	(21.2)%
Gain on disposition of real estate held by unconsolidated joint venture	-	-	-	-	107	-	107	n/a
Other income, including realized gain on sale of available-for-sale securities and interest income	40	85	(45)	(52.9)%	265	292	(27)	(9.2)%
Interest:
Expense	(3,658)	(3,355)	(303)	9.0%	(10,639)	(10,118)	(521)	5.1%
Amortization of deferred financing costs	(160)	(182)	22	(12.1)%	(452)	(582)	130	(22.3)%

The decrease in equity in earnings of unconsolidated joint ventures primarily results from a decrease in income from a joint venture due to the sale of its only property on April 30, 2010. The lease on this property expired April 30, 2010.

The increase in interest expense is due to interest expense of $266,000 and $629,000 in the three and nine months ended September 30, 2010, respectively, on a mortgage assumed in connection with the purchase in February 2010 of a community shopping center. In addition, interest expense relating to our line of credit increased by $212,000 and $384,000 during the three and nine months ended September 30, 2010 due to the increase, effective April 1, 2010, in the interest rate charged thereunder. Interest expense of $49,000 and $112,000 in the three and nine months ended September 30, 2010, respectively, is attributable to a refinanced mortgage. These increases in interest expense were partially offset by the payoff in full of three mortgage loans aggregating $6.1 million between July 2009 and January 2010, as well as the regular monthly principal amortization of other mortgages.

The decrease in amortization of deferred financing costs was primarily due to accelerated amortization of deferred financing costs of $118,000 relating to a mortgage loan that was refinanced during the nine months ended September 30, 2009.

Discontinued Operations

The following table sets forth a comparison of discontinued operations for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Difference	% Change	2010	2009	Difference	% Change

Discontinued operations:
Income from operations	$39	$395	$(356)	(90.1)%	$165	$1,226	$(1,061)	(86.5)%
Net gain on sales of real estate	235	-	235	n/a	235	-	235	n/a
Gain on troubled mortgage restructuring, as a result of conveyance to mortgagee	-	897	(897)	n/a	-	897	(897)	n/a
Impairment charge on property sold at a loss	-	-	-	n/a	-	(229)	229	n/a

Income from discontinued operations	$274	$1,292	$(1,018)	(78.8)%	$400	$1,894	$(1,494)	(78.9)%

Discontinued operations for the three and nine months ended September 30, 2010 includes the results of operations and the gain on sale of two properties sold during the three months ended September 30, 2010. For the three and nine months ended September 30, 2009, discontinued operations includes the results of operations of ten properties, five of which were conveyed by us to the mortgagee in July 2009, three of which were sold during the year ended December 31, 2009 and two of which were sold during the three months ended September 30, 2010. Included in income from discontinued operations in the nine months ended September 30, 2009 is a $400,000 lease termination payment from a retail tenant that had been paying its rent on a current basis, but vacated the property in 2006. In March 2009, we sold this property and recorded an impairment charge of $229,000 to recognize the loss on the sale. The three and nine months ended September 30, 2009 also includes an $897,000 gain recognized in connection with the conveyance of five of our properties to the mortgagee by deeds-in-lieu of foreclosure. These properties had formerly been leased to Circuit City Stores Inc. which filed for protection under federal bankruptcy laws and rejected the leases for these five properties.

Liquidity and Capital Resources

Our capital sources include income from our operating activities, cash and cash equivalents, available-for-sale securities, borrowings under our revolving credit facility, refinancing existing mortgage loans and obtaining mortgage loans secured by our unencumbered properties.  Our available liquidity at September 30, 2010 was approximately $20.6 million, including $7.8 million of cash and cash equivalents, $644,000 of available-for-sale securities and $12.2 million of available borrowings under our revolving credit facility. After giving effect to the acquisition of a Whole Food’s facility and to the financing of one property subsequent to September 30, 2010, our available liquidity at November 4, 2010 was approximately $16.6 million, including $7 million of cash and cash equivalents, $692,000 of available-for-sale securities and $8.9 million of available borrowings under our revolving credit facility.

Liquidity and Financing

We expect to meet our operating cash requirements (including dividend payments) with cash flow from operations. We will require additional long term financing, whether in the form of equity or debt, to pursue our acquisition strategy.  In furtherance thereof, we have filed a Registration Statement on Form S-3 to facilitate access to the capital markets.  No assurance can be given that financing will be available on terms acceptable to us and the failure to obtain additional financing will limit our growth.

At September 30, 2010, excluding mortgages payable of our unconsolidated joint ventures, we had 33 outstanding mortgages payable secured by 49 properties, aggregating approximately $196.2 million in principal amount. These mortgages are primarily secured by first liens on individual real estate investments with an aggregate carrying value of approximately $326 million, before accumulated depreciation. The mortgages bear interest at fixed rates ranging from 5.44% to 8.8%, and mature between 2011 and 2037.

A mortgage loan matured on March 1, 2010 and the principal balance of $4,482,000 was paid in full on July 30, 2010. Another mortgage loan matured on April 1, 2010 with a principal balance of approximately $8,900,000. Effective August 1, 2010, the mortgage loan was restructured including a principal pay down of $2,800,000 and an extension of the maturity date to August 1, 2012. Monthly interest only payments at the existing rate of 8.03% are required.

We seek to refinance existing mortgage loans on terms we deem acceptable, in order to generate additional liquidity.  Additionally, in the normal course of our business, we sell properties when we determine that it is in our best interests, which also generates additional liquidity. Further, since each of our encumbered properties is subject to a non-recourse mortgage (with standard carve outs for, among other things, environmental liabilities, the sale, financing or encumbrance of the property in violation of loan documents, damage to property as a result of intentional misconduct or gross negligence, failure to pay valid taxes and other claims which could create liens on property), we may determine, if our in-house evaluation of the market value of such property is substantially less than the principal balance outstanding on the mortgage loan and if we cannot negotiate a reduction in the principal balance or other accommodations with the lender, to convey such property to the mortgagee in order to terminate our mortgage and other obligations with respect to such property.

Credit Facility

We can borrow, on a revolving basis, up to $40 million pursuant to a line of credit facility which matures March 31, 2012.  Borrowings under the facility bear interest at 90 day LIBOR plus 3%, with a minimum interest rate of 6% per annum and there is an unused facility fee of ¼% per annum. The facility is guaranteed by our subsidiaries that own unencumbered properties and is secured by the outstanding equity of subsidiary entities.  As of September 30 and November 4, 2010, there was $27.8 million and $31.1 million, respectively, outstanding under the facility. We are in compliance with the covenants under this facility.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

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

As of September 30, 2010, we had one interest rate swap agreement outstanding that was entered into March 2009.  The fair value of our interest rate swap is dependent upon existing market interest rates and swap spreads, which change over time.  At September 30, 2010, if there had been a 1% increase in forward interest rates, the fair market value of the interest rate swap and net unrealized loss on derivative instruments would have decreased by approximately $323,000.  If there had been a 1% decrease in forward interest rates, the fair market value of the interest rate swap and net unrealized loss on derivative instruments would have increased by approximately $424,000.  These changes would not have any impact on our net income or cash.

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

We assessed the market risk for our revolving variable rate credit facility and believe that there is no foreseeable market risk because interest is charged at the greater of (i) 90 day LIBOR plus 3% or (ii) 6% per annum.  At September 30, 2010, 90 day LIBOR plus 3% was approximately 3.3%, therefore, a 1% increase or decrease would not have any impact on our interest expense.

Item 4.  Controls and Procedures

As required under Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2010 are effective.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

One Liberty Properties, Inc.
(Registrant)

November 5, 2010	/s/ Patrick J. Callan, Jr.
Date	Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

November 5, 2010	/s/ David W. Kalish
Date	David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)