Form 10-K/A
period 2009-12-31
ONE LIBERTY PROPERTIES INC
filed 2010-12-28
CIK 712770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K/A

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

60 Cutter Mill Road, Great Neck, New York11021
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code: (516) 466-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class on which registered	Name of exchange

Common Stock, par value $1.00 per share	New York Stock Exchange

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

Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 12, 2010 (the “Original Filing”) to amend information included in “Item 6. Selected Financial Data” of such report. Specifically, we have:

•	reduced the rental revenues for 2006 and 2005 to correct an error made in recalculating rental revenues reported in those years to give effect to eight properties sold/disposed of in 2009;

•
increased income from continuing operations and net income from continuing operations per share on a basic and diluted basis for 2006 to reflect that the gain on sale from a portion of  property we sold in such year should be included in continuing operations (and not discontinued operations);

•
with respect to the gain on sale referred to above, made corresponding offsetting adjustments to  income from discontinued operations and net income from discontinued operations per share on a basic and diluted basis; and

•
with respect to the balance sheet data, (i) decreased real estate investments, net for each of 2007, 2006 and 2005 to reflect that eight properties sold/disposed of in 2009 should have been classified as properties held for sale in 2007, 2006 and 2005 (and not as real estate investments, net) and (ii) added a line item, properties held for sale, to reflect eight properties sold/disposed of in 2009 and one property sold in 2006.

This Report on Form 10-K/A does not modify or update any other disclosures set forth in the Original Filing, except as required to reflect the aforementioned amended information. The net income and net income per share, as reported in Item 6, were unchanged.  In addition, except for the amended information included herein, this Form 10-K/A speaks as of the filing date of the Original Filing and does not update or discuss any other developments affecting us subsequent to the date of the Original Filing.

Item 6. Selected Financial Data.

The following table sets forth the selected consolidated statement of operations data for each of the periods indicated, all of which are derived from our audited consolidated financial statements and related notes. The selected financial data for each of the three years in the period ended December 31, 2009 should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where this data is discussed in more detail.

	As of and for the Year Ended December 31,
	2009	2008	2007	2006	2005
OPERATING DATA (Note a)	(Amounts in Thousands, Except Per Share Data)
Rental revenues	$39,016	$36,031	$33,439	$28,631	$22,522
Equity in earnings (loss) of unconsolidated joint ventures (Note b)	559	622	648	(3,276)	2,102
Gain on dispositions of real estate of unconsolidated joint ventures	-	297	583	26,908	-
Net gain on sale of unimproved land, air rights and other gains	-	1,830	-	413	10,248
Income from continuing operations	12,320	9,943	7,685	29,439	16,832
Income (loss) from discontinued operations	7,321	(5,051)	2,905	6,986	4,448
Net income	19,641	4,892	10,590	36,425	21,280
Weighted average number of common shares outstanding:
Basic	10,651	10,183	10,069	9,931	9,838
Diluted	10,812	10,183	10,069	9,934	9,843
Net income per common share-basic
Income from continuing operations	$1.15	$.98	$.76	$2.97	$1.71
Income (loss) from discontinued operations	.69	(.50)	.29	.70	.45
Net income	$1.84	$.48	$1.05	$3.67	$2.16
Net income per common share – diluted
Income from continuing operations	$1.14	$.98	$.76	$2.97	$1.71
Income (loss) from discontinued operations	.68	(.50)	.29	.70	.45
Net income	$1.82	$.48	$1.05	$3.67	$2.16
Cash distributions per share of common stock (Note c)	$.08	$1.30	$2.11	$1.35	$1.32
Stock distributions per share of common stock	$.80	-	-	-	-

BALANCE SHEET DATA
Real estate investments, net	$345,693	$353,113	$302,702	$309,675	$203,050
Properties held for sale	-	-	41,340	42,166	55,072
Investment in unconsolidated joint ventures	5,839	5,857	6,570	7,014	27,335
Cash and cash equivalents	28,036	10,947	25,737	34,013	26,749
Available-for-sale securities	6,762	297	1,024	1,372	163
Total assets	408,686	429,105	406,634	422,037	330,583
Mortgages and loan payable	190,518	225,514	222,035	227,923	167,472
Line of credit	27,000	27,000	-	-	-
Total liabilities	228,558	265,130	235,395	241,912	175,064
Total stockholders' equity	180,128	163,975	171,239	180,125	155,519

	As of and for the Year Ended December 31,
	2009	2008	2007	2006	2005
OTHER DATA (Note d)	(Amounts in Thousands, Except Per Share Data)
Funds from operations	$23,272	$13,952	$18,645	$13,707	$26,658
Funds from operations per common share:
Basic	$2.19	$1.37	$1.85	$1.38	$2.71
Diluted	$2.15	$1.37	$1.85	$1.38	$2.71
Adjusted funds from operations	$22,064	$12,458	$16,621	$11,594	$25,093
Adjusted funds from operations per common share:
Basic	$2.07	$1.22	$1.65	$1.17	$2.55
Diluted	$2.04	$1.22	$1.65	$1.17	$2.55

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

Note 1:  For the year ended December 31, 2008, net income, FFO and AFFO are after $6 million of impairment charges.  For the year ended December 31, 2006, net income, FFO and AFFO are after giving effect to $5.3 million, our share of the mortgage prepayment premium expense incurred in connection with the dispositions of real estate of unconsolidated joint ventures.  This expense is reflected as interest expense on the books of the joint ventures and not netted against gain on dispositions. For the year ended December 31, 2005, net income, FFO and AFFO include $10.2 million from the gain on sale of air rights.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)  (3) Exhibits:

Exhibit
No.	Title of Exhibit

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Senior Vice President and Chief Financial Officer

32.1	Certification of President and Chief Executive Officer

32.2	Certification of Senior Vice President and Chief Financial Officer