Form 10-K
period 2010-12-31
ONE LIBERTY PROPERTIES INC
filed 2011-03-16
CIK 712770

Use these links to rapidly review the document
TABLE OF CONTENTS Form 10-K
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-09279

ONE LIBERTY PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	13-3147497
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. employer Identification No.)
60 Cutter Mill Road, Great Neck, New York	11021
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (516) 466-3100

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $1.00 per share	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of "large accelerated filer," "accelerated filer," and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a small reporting company)	Smaller reporting company ☐

         Indicate by check mark whether registrant is a shell company (defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2010 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of all common equity held by non-affiliates of the registrant, computed by reference to the price at which common equity was last sold on said date, was approximately $127.2 million.

         As of March 10, 2011, the registrant had 14,359,740 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the 2011 annual meeting of stockholders of One Liberty Properties, Inc., to be filed pursuant to Regulation 14A not later than May 2, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Form 10-K

PART I

Item 1.    Business.

General

        We are a self-administered and self-managed real estate investment trust, also known as a REIT. We were incorporated under the laws of the State of Maryland on December 20, 1982. We acquire, own and manage a geographically diversified portfolio of retail (including furniture and office supply stores), industrial, office, flex, health and fitness and other properties, a substantial portion of which are under long-term leases. Substantially all of our leases are "net leases" and ground leases under which the tenant is typically responsible for real estate taxes, insurance and ordinary maintenance and repairs. As of December 31, 2010, we owned 84 properties, two of which are vacant, and one of which is a 50% tenancy in common interest, and participated in four joint ventures that own four properties. Our properties and the properties owned by our joint ventures are located in 29 states and have an aggregate of approximately 5.1 million square feet of space (including approximately 106,000 square feet of space at the property in which we own a tenancy in common interest and approximately 1.1 million square feet of space at properties owned by the joint ventures in which we participate).

        As of December 31, 2010:

  •
  our 2011 contractual rental income (as defined) was approximately $41.6 million;

  •
  the occupancy rate of properties owned by us was 98.5% based on square footage (including the property in which we own a tenancy in common interest and properties tenanted by debtors in bankruptcy proceedings);

  •
  the occupancy rate of properties owned by our joint ventures was 100% based on square footage; and

  •
  the weighted average remaining term of the leases generating our 2011 contractual rental income is 9.2 years and ten years for the leases at properties owned by our joint ventures.

        Our 2011 contractual rental income includes, after giving effect to any abatements, concessions or adjustments (i) rental income that is payable to us in 2011 under leases existing at December 31, 2010, excluding rental income from two tenants that are debtors in bankruptcy proceedings and (ii) rental income that is payable to us in 2011 on our tenancy in common interest.

        Our share of the rental income payable to our joint ventures in 2011 will be approximately $1.3 million; such sum is not included in 2011 contractual rental income.

        We refer to the mortgages on our properties as being "non-recourse (subject to standard carve-outs)." The term "standard carve-outs" refers to recourse items to an otherwise non-recourse mortgage and are customary to mortgage financing. While carve-outs vary from lender to lender and transaction to transaction, the carve-outs may include, among other things, environmental liabilities, the sale, financing or encumbrance of the property in violation of loan documents, damage to property as a result of intentional misconduct or gross negligence, failure to pay valid taxes and other claims which could create liens on property and the conversion of security deposits, insurance proceeds or condemnation awards.

Recent Developments

        In 2010, we acquired 14 properties for $72.3 million (including the assumption of an aggregate of $33.6 million in mortgage debt). The properties are located in Pennsylvania, Connecticut, Missouri, Texas and New York and account for approximately $5.8 million or 13.9% of our 2011 contractual rental income. We also sold two properties in the third quarter of 2010 for an aggregate of $4.1 million and realized a gain of approximately $235,000. The properties sold accounted for $165,000 of income from discontinued operations in 2010.

        In May 2010 (effective as of March 2010) and January 2011, we amended our revolving credit line. After giving effect to these amendments, the maturity of our credit line was extended until March 2013, we are permitted to borrow up to $55 million and the interest rate was set at the greater of (i) 90 day LIBOR plus 3% and (ii) 6%. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Credit Line" for further information on our credit line.

        In February 2011, we sold 2,700,000 shares of our common stock in a public offering for net proceeds of approximately $40.6 million. We used the proceeds to repay mortgage indebtedness of $7.7 million having a weighted average interest rate of 7.9% and to reduce by $26.2 million the amount outstanding under our revolving line of credit. We intend to use the remaining balance of such proceeds for general corporate purposes, including future property acquisitions.

        On February 18, 2011, Robb & Stucky Limited LLLP, a retail furniture operator which rents one property from us in Plano, Texas, and accounted for approximately $882,000 or 2.1% of our 2010 rental income, filed for bankruptcy protection. As a result, in the fourth quarter of 2010 we (i) took a charge of approximately $656,000 relating to the reversal of the straight-lining of rent payments and net lease intangibles that were recorded during the term of the lease to December 31, 2010 and (ii) accrued $288,000 for 2010 real estate tax expense associated with the property. We also did not collect, and may be unable to collect, an aggregate of approximately $349,000 of rent owed for December 2010 through February 2011. We have not taken an impairment charge with respect to this property. The taking of such charge, if any is required, would reduce our net income in the period in which such charge is taken.

Acquisition Strategies

        We seek to acquire properties throughout the United States that have locations, demographics and other investment attributes that we believe to be attractive. We believe that long-term leases provide a predictable income stream over the term of the lease, making fluctuations in market rental rates and in real estate values less significant to achieving our overall investment objectives. Our goal is to acquire properties that are subject to long-term net or ground leases that include periodic contractual rental increases or rent increases based on increases in the consumer price index. Periodic contractual rental increases provide reliable increases in future rent payments and rent increases based on the consumer price index provide protection against inflation. Historically, long-term leases have made it easier for us to obtain longer-term, fixed-rate mortgage financing with principal amortization, thereby moderating the interest rate risk associated with financing or refinancing our property portfolio by reducing the outstanding principal balance over time. We may, however, acquire a property that is subject to a short-term lease when we believe the property represents a good opportunity for recurring income and residual value. Although we regard the acquisition of properties subject to net and ground leases as an important aspect of our investment strategy, we have expanded our focus to include the acquisition of community shopping centers anchored by national or regional tenants. Typically, we would pay substantially all operating expenses at these community shopping centers, a significant portion of which will be reimbursed by the tenants pursuant to their leases.

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

        Our charter documents do not limit on the number of properties in which we may invest, the amount or percentage of our assets that may be invested in any specific property or property type, or on the concentration of investments in any region in the United States. We do not intend to acquire properties located outside of the United States. We will continue to form entities to acquire interests in real properties, either alone or with other investors, and we may acquire interests in joint ventures or other entities that own real property.

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

Our Business Objective

        Our business objective is to maintain and increase the cash available for distribution to our stockholders by:

  •
  identifying opportunistic property acquisitions consistent with our portfolio and our acquisition strategies;

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

  •
  Long-term leases.  Substantially all of our leases are long-term leases. Excluding leases relating to properties owned by our joint ventures, leases representing approximately 71% of our 2011 contractual rental income expire after 2016, and leases representing approximately 40% of our 2011 contractual rental income expire after 2020; and

  •
  Scheduled rent increases.  Leases representing approximately 96% of our 2011 contractual rental income provide for either periodic contractual rent increases or rent increases based on the consumer price index. A lease with respect to a property owned by one joint venture provides for a rent increase based on the consumer price index.

Our Tenants

        The following table sets forth information about the diversification of our tenants by industry sector as of December 31, 2010:

Type of Property	Number of Tenants	Number of Properties	2011 Contractual Rental Income(1)	Percentage of 2011 Contractual Rental Income
Retail—various(2)	41	39	$14,166,174	34.0%
Retail—furniture(3)	5	15	5,744,670	13.8
Industrial(4)	7	8	5,374,354	12.9
Retail—office supply(5)	12	12	5,188,383	12.5
Office(6)	3	3	4,582,195	11.0
Flex	3	2	2,651,944	6.4
Health & fitness	3	3	1,816,371	4.3
Movie theater(7)	1	1	1,401,846	3.4
Residential	1	1	700,000	1.7

	76	84	$41,625,937	100.0%

(1)
Our 2011 contractual rental income includes, after giving effect to any abatements, concessions or adjustments (i) rental income that is payable to us in 2011 under leases existing at December 31, 2010, excluding rental income from tenants that are debtors in bankruptcy proceedings and (ii) rental income that is payable to us in 2011 on our tenancy in common interest.

(2)
Eighteen of the retail properties are net leased to single tenants. Four properties are net leased to a total of 20 separate tenants (one of which is in bankruptcy) pursuant to separate leases, eight properties are net leased to one tenant pursuant to a master lease, six properties are net leased to one tenant pursuant to a master lease, two properties are net leased to one tenant pursuant to two conterminous net leases, and one property is vacant.

(3)
Eleven properties are net leased to Haverty Furniture Companies, Inc. pursuant to a master lease covering all locations. Four of the properties are net leased to single tenants (one of which is Robb & Stucky).

(4)
Includes one vacant property.

(5)
Includes ten properties which are net leased to one tenant pursuant to ten separate leases. Eight of these leases contain cross-default provisions.

(6)
Includes a property in which we own a 50% tenancy in common interest.

(7)
We are the ground lessee of this property under a long-term lease and net lease the movie theater to an operator.

        Most of our retail tenants operate on a national basis and include, among others, Barnes & Noble, Best Buy, CarMax, CVS, Kohl's, Marshalls, Mens' Wearhouse, Office Depot, Office Max, Party City, PetSmart, The Sports Authority, Walgreens, Wendy's and Whole Foods and some of our tenants operate on a regional basis, including Giant Food Stores and Haverty Furniture Companies.

Our Leases

        Substantially all of our leases are net or ground leases (including the leases entered into by our joint ventures) under which the tenant, in addition to its rental obligation, typically is responsible for expenses attributable to the operation of the property, such as real estate taxes and assessments, water and sewer rents and other charges. The tenant is also generally responsible for maintaining the property and for restoration following a casualty or partial condemnation. The tenant is typically obligated to indemnify us for claims arising from the property and is responsible for maintaining insurance coverage for the property it leases and naming us an additional insured. Under some net leases, we are responsible for structural repairs, including foundation and slab, roof repair or replacement and restoration following a casualty event, and at several properties we are responsible for certain expenses related to the operation and maintenance of the property.

        Our typical lease provides for contractual rent increases periodically throughout the term of the lease or for rent increases pursuant to a formula based on the consumer price index. Some of our leases provide for minimum rents supplemented by additional payments based on sales derived from the property subject to the lease. Such additional payments were not a material part of our 2010 rental revenues and are not expected to be a material part of our 2011 rental revenues.

        Our policy has been to acquire properties that are subject to existing long-term leases or to enter into long-term leases with our tenants. Our leases generally provide the tenant with one or more renewal options.

        The following table sets forth scheduled lease expirations of leases for our properties (excluding joint venture properties) as of December 31, 2010:

Year of Lease Expiration(1)	Number of Expiring Leases		Approximate Square Footage Subject to Expiring Leases	2011 Contractual Rental Income Under Expiring Leases	% of 2011 Contractual Rental Income Represented by Expiring Leases
2011	7	(2)	149,820	$676,764	1.6%
2012	4		22,300	547,447	1.3
2013	5		120,790	1,360,163	3.3
2014	11		652,287	5,717,994	13.7
2015	4		127,240	1,460,548	3.5
2016	6		280,860	2,265,081	5.5
2017	3	(3)	150,805	2,279,173	5.5
2018	11		278,154	5,621,276	13.5
2019	3		66,322	871,130	2.1
2020 and Thereafter	22		2,088,618	20,826,361	50.0

	76		3,937,196	$41,625,937	100.0%

(1)
Lease expirations assume tenants do not exercise existing renewal options.

(2)
Does not reflect a lease amendment and a new lease entered into subsequent to December 31, 2010 with respect to an aggregate of 96,500 square feet with terms that expire in 2016 and 2021.

(3)
Includes a property in which we have a tenancy in common interest.

Financing, Re-Renting and Disposition of Our Properties

        Our charter documents do not limit the level of debt we may incur. Our revolving credit facility matures on March 31, 2013 and, among other things, limits total debt that we may incur to 70% of the value of our properties (as determined pursuant to the credit agreement). We borrow funds on a secured and unsecured basis and intend to continue to do so in the future.

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

        Despite the imposition during the past few years of more stringent lending standards and dislocations in the mortgage securitization markets, we were able in 2010 to obtain some mortgage financing on acceptable terms. As a result, excluding mortgage debt of $33.6 million we assumed in connection with our 2010 acquisitions, we obtained new mortgages in aggregate principal amount of $7.5 million.

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

Our Joint Ventures

        As of December 31, 2010, we are a joint venture partner in four joint ventures that own an aggregate of four properties, and have an aggregate of approximately 1.1 million rentable square feet of space. Three of the properties are retail properties and one is an industrial property. We own a 50% equity interest in all four of the joint ventures. We are designated as the sole "managing member" or "manager" under the operating agreements of two of these joint ventures; however, we do not exercise substantial operating control over these entities. At December 31, 2010, our investment in unconsolidated joint ventures was approximately $4.8 million.

        Based on existing leases, we anticipate that our share of rental income payable to our joint ventures in 2011 will be approximately $1.3 million. The leases for two properties (each of which is owned by one of our joint ventures), are expected to contribute 92.9% of the aggregate projected rental income payable to all of our joint ventures in 2011 and expire in 2021 and 2022.

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

        We entered into a compensation and services agreement with Majestic Property Management Corp., effective as of January 1, 2007. Majestic Property Management Corp. is wholly-owned by our chairman of the board and it provides compensation to certain of our executive officers. Pursuant to this agreement, we pay an annual fee to Majestic Property Management Corp. and Majestic Property Management Corp. assumes our obligations under a shared services agreement, and provides us with the services of all affiliated executive, administrative, legal, accounting and clerical personnel that we use on a part time basis, as well as certain property management services, property acquisition, sales and leasing and mortgage brokerage services. The annual fees we pay to Majestic Property Management Corp. are negotiated each year by us and Majestic Property Management Corp., and are approved by our audit committee and independent directors.

        In 2010, we incurred a fee of $2,225,000 to Majestic Property Management Corp. under the compensation and services agreement. Pursuant to this agreement, we paid $2,213,000 of the fee and the remainder of the fee, $12,000, was offset by the $12,000 paid to Majestic Property Management Corp. by one of our joint ventures. In addition, we paid Majestic Property Management Corp. $175,000 for our share of all direct office expenses, including, among other expenses, rent, telephone, postage, computer services and internet usage. We also paid our chairman a fee of $250,000 in 2010 in accordance with the agreement. See Note 10 to our consolidated financial statements for information regarding equity awards to individual performing services on our behalf.

        We believe that the compensation and services agreement allows us to benefit from access to, and from the services of, a group of senior executives with significant knowledge and experience in the real estate industry and our company and its activities. If not for this agreement, we believe that a company of our size would not have access to the skills and expertise of these executives at the cost that we have incurred and will incur in the future. For a description of the background of our management, please see the information under the heading "Executive Officers" in Part I of this Annual Report.

Available Information

        Our Internet address is www.onelibertyproperties.com. On the Investor Information page of our web site, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the "SEC"): our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings on our Investor Information Web page, which also includes Forms 3, 4 and 5 filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, are available to be viewed free of charge.

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

Forward-Looking Statements

        This Annual Report on Form 10-K, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "could," "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions or variations thereof. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to:

  •
  the financial condition of our tenants and the performance of their lease obligations;

  •
  general economic and business conditions, including those currently affecting our nation's economy and real estate markets;

  •
  the availability of and costs associated with sources of liquidity;

  •
  accessibility of debt and equity capital markets;

  •
  general and local real estate conditions, including any changes in the value of our real estate;

  •
  compliance with credit facility covenants;

  •
  more competition for leasing of vacant space due to current economic conditions;

  •
  changes in governmental laws and regulations relating to real estate and related investments;

  •
  the level and volatility of interest rates;

  •
  competition in our industry; and

  •
  the other risks described under "Risks Related to Our Company" and "Risks Related to the REIT Industry."

        Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be incorrect. Actual results may differ from our forward looking statements because of inaccurate assumptions we might make or because of the occurrence of known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed and you are cautioned not to place undue reliance on these forward-looking statements. Actual future results may vary materially.

        Except as may be required under the United States federal securities laws, we undertake no obligation to publicly update our forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports that are filed with or furnished to the SEC.

Item 1A.    Risk Factors.

        Set forth below is a discussion of certain risks affecting our business. The categorization of risks set forth below is meant to help you better understand the risks facing our business and is not intended to limit your consideration of the possible effects of these risks to the listed categories. Any adverse effects arising from the realization of any of the risks discussed, including our financial condition and results of operation, may, and likely will, adversely affect many aspects of our business.

        In addition to the other information contained or incorporated by reference in this Form 10-K, readers should carefully consider the following risk factors:

Risks Related to Our Business

We may incur negative cash flow from our property tenanted by Robb & Stucky and we may take an impairment charge which would adversely affect our net income.

        On February 18, 2011, Robb & Stucky, a retail tenant which rents one property from us in Plano, Texas, and accounted for approximately $882,000 or 2.1% of our 2010 rental income, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida (Case No. 8:11-bk-02801-CED). This property has a book value on our balance sheet as of December 31, 2010 of approximately $12 million and is encumbered by a $9 million non-recourse mortgage (subject to standard carve-outs) maturing in 2016. In the fourth quarter of 2010, we took a charge of approximately $656,000 relating to the reversal of the straight-lining of rent payments and net lease intangibles that was recorded over the term of the lease to December 31, 2010, and accrued real estate expense of $288,000 relating to unpaid 2010 real estate taxes. We also did not collect the $116,000 per month of rental payments owed for December 2010 through February 2011. If and until a replacement tenant is found on acceptable terms, we sell the property or surrender the property to the mortgagee, we may incur negative cash flow with respect to such property.

        We have not taken an impairment charge with respect to this property and the taking of such charge, if any is required, would reduce our net income in the period in which it is taken.

If our tenants default, if we are unable to re-rent properties upon the expiration of our leases, or if a significant number of tenants are granted rent relief, our revenues will be reduced and we would incur additional costs.

        Substantially all of our revenues are derived from rental income paid by tenants at our properties. The recent economic crisis and the uncertain economic climate has effected a number of our tenants. A deterioration of economic conditions could result in tenants defaulting on their obligations, fewer tenants renewing their leases upon the expiration of their terms or tenants seeking rent relief or other accommodations or renegotiation of their leases. As a result of any of these events, our revenues would decline. At the same time, we would remain responsible for the payment of our mortgage obligations and would become responsible for the operating expenses related to our properties, including, among other things, real estate taxes, maintenance and insurance. In addition, we would incur expenses in enforcing our rights as landlord. Even if we find replacement tenants or renegotiate leases with current tenants, the terms of the new or renegotiated leases, including the cost of required renovations or concessions to tenants, or the expense of the reconfiguration of a single tenancy property for use by multiple tenants, may be less favorable than current lease terms and could reduce the amount of cash available to meet expenses and pay distributions.

Approximately 60% of our 2010 rental revenue was derived from tenants operating in the retail industry, which has been particularly weakened during the recent economic crisis, and the inability of those tenants to pay rent would significantly reduce our revenues.

        Approximately 60% of our rental revenues (excluding rental revenues from our joint ventures) for 2010 was derived from retail tenants and approximately 60% of our 2011 contractual rental income is expected to be derived from retail tenants, including 13.8% and 12.5%, from tenants engaged in retail furniture and office supply operations, respectively. The recent economic crisis and recession has caused a significant decline in consumer spending on retail goods.

        If economic conditions do not continue to improve, it could cause our retail tenants to fail to meet their lease obligations, including rental payment delinquencies, which would have an adverse effect on our results of operations, liquidity and financial condition, including making it more difficult for us to satisfy our operating and debt service requirements, make capital expenditures and make distributions to our stockholders.

Approximately 38% of our 2010 revenues and 36% of our 2011 contractual rental income is derived from five tenants. The default, financial distress or failure of any of these tenants could significantly reduce our revenues.

        Haverty Furniture Companies, Inc., Office Depot, Inc., Ferguson Enterprises, Inc., DSM Nutritional Products, Inc., and L-3 Communications Corp., accounted for approximately 11.6%, 10.6%, 5.5%, 5.8% and 4.2%, respectively, of our rental revenues (excluding rental revenues from our joint ventures) for 2010, and account for 10.4%, 10.7%, 5.6%, 5.0% and 4.6%, respectively, of our 2011 contractual rental income. The default, financial distress or bankruptcy of any of these tenants could cause interruptions in the receipt of, or the loss of, a significant amount of rental revenues and would require us to pay operating expenses currently paid by the tenant. This could also result in the vacancy of the property or properties occupied by the defaulting tenant, which would significantly reduce our rental revenues and net income until the re-rental of the property or properties, and could decrease the ultimate sale value of the property.

Declines in the value of our properties could result in additional impairment charges.

        The recent economic downturn caused a decline in real estate values generally throughout the country. If we are presented with indications of an impairment in the value of a particular property or group of properties, we will be required to evaluate any such property or properties. If we determine that any of our properties at which indicators of impairment exist have a value which is below the net book value of such property, we will be required to recognize an impairment charge for the difference between the fair value and the book value during the quarter in which we make such determination. In addition, we may incur losses from time to time if we dispose of properties for sales prices that are less than our book value.

Competition that traditional retail tenants face from on-line retail sales could adversely affect our business.

        Our retail tenants face increasing competition from online retailers. Online retailers may be able to provide customers with better pricing and the ease and comfort of shopping from their home or office. Internet sales have been obtaining an increasing percentage of retail sales over the past few years and this trend is expected to continue. The continued growth of online sales could decrease the need for traditional retail outlets and reduce retailers' space and property requirements. This could adversely impact our ability to rent space at our retail properties and increase competition for retail tenants thereby reducing the rent we would receive at these properties and adversely affecting our results of operations and financial condition.

If we are unable to refinance our mortgage loans at maturity, we may be forced to sell properties at disadvantageous terms, which would result in the loss of revenues and in a decline in the value of our portfolio.

        We had, as of December 31, 2010, $215.3 million in mortgage debt outstanding, all of which is non-recourse (subject to standard carve-outs), our ratio of mortgage debt to total assets was 48.4% and our joint ventures had $17.4 million in total mortgage indebtedness (all of which is non-recourse, subject to standard carve-outs). The risks associated with our mortgage debt and the mortgage debt of our joint ventures include the risk that cash flow from properties securing the mortgage indebtedness and our available cash and cash equivalents and short-term investments will be insufficient to meet required payments of principal and interest.

        Generally, only a small portion of the principal of our mortgage indebtedness will be repaid prior to maturity and we do not plan to retain sufficient cash to repay such indebtedness at maturity. Accordingly, to meet these obligations if they cannot be refinanced at maturity, we will have to use funds available under our credit facility, if any, and our available cash and cash equivalents and short-term investments to pay our mortgage debt or seek to raise funds through the financing of unencumbered properties, sale of properties or the issuance of additional equity. Between January 1, 2011 and December 31, 2013, approximately $35.7 million of our mortgage debt matures (excluding mortgage debt of $7.7 million repaid in February 2011 and mortgage debt of our joint ventures). With respect to our joint ventures, approximately $13.4 million and $1.7 million of mortgage debt matures in 2015 and 2016, respectively. If we (or our joint ventures) are not successful in refinancing or extending existing mortgage indebtedness or financing unencumbered properties, selling properties on favorable terms or raising additional equity, our cash flow (or the cash flow of a joint venture) will not be sufficient to repay all maturing mortgage debt when payments become due, and we (or a joint venture) may be forced to dispose of properties on disadvantageous terms or convey properties secured by mortgages to the mortgagees, which would lower our revenues and the value of our portfolio.

        Additionally, we may find that the value of a property could be less than the mortgage secured by such property. In such instance, we may seek to renegotiate the terms of the mortgage, or to the extent that our loan is non-recourse and the terms of the mortgage cannot be satisfactorily renegotiated, forfeit the property by conveying it to the mortgagee and writing off our investment.

If our borrowings increase, the risk of default on our repayment obligations and our debt service requirements will also increase.

        The terms of our revolving credit facility limit our ability to incur indebtedness, including limiting the total indebtedness that we may incur to an amount equal to 70% of the value (as defined in the credit agreement) of our properties. Increased leverage could result in increased risk of default on our payment obligations related to borrowings and in an increase in debt service requirements, which could reduce our net income and the amount of cash available to meet expenses and to make distributions to our stockholders.

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

        Failure to meet interest and other payment obligations under our revolving credit facility or a breach by us of the covenants to maintain the financial ratios would place us in default under our credit facility, and, if the banks called a default and required us to repay the full amount outstanding under the credit facility, we might be required to rapidly dispose of our properties, which could have an adverse impact on the amounts we receive on such disposition. If we are unable to dispose of our properties in a timely fashion to the satisfaction of the banks, the banks could foreclose on that portion of our collateral pledged to the banks, which could result in the disposition of our properties at below market values. The disposition of our properties at below our carrying value would adversely affect our net income, reduce our stockholders' equity and adversely affect our ability to pay distributions to our stockholders.

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

If credit markets tighten, it may be more difficult for us to secure financing, which may limit our ability to finance or refinance our real estate properties, reduce the number of properties we can acquire, and adversely affect your investment.

        From 2008 to 2009, due to the national economic recession and credit crisis and the resulting caution by lenders in evaluating and underwriting new transactions, there was a significant tightening of the credit markets. While we believe that in 2010 access to credit markets eased, this trend may not continue or it may be reversed. Reduced access to credit markets may make it difficult for us to secure mortgage debt, possibly limiting the mortgage debt available on real estate properties we wish to acquire, and even reducing the number of properties we can acquire. Even in the event that we are able to secure mortgage debt on, or otherwise finance our real estate properties, due to increased costs associated with securing financing and other factors beyond our control, we may be unable to refinance the entire outstanding loan balance or be subject to unfavorable terms (such as higher loan fees, interest rates and periodic payments) if we do refinance the loan balance. Either of these results could reduce any income from those properties and reduce cash available for distribution, which may adversely affect the investment goals of our stockholders.

Our net leases and our ground leases require us to pay property related expenses that are not the obligations of our tenants.

        Under the terms of substantially all of our net leases, in addition to satisfying their rent obligations, our tenants are responsible for the payment of real estate taxes, insurance and ordinary maintenance and repairs. However, under the provisions of certain net and ground leases, we are required to pay some expenses, such as the costs of environmental liabilities, roof and structural repairs, insurance, certain non-structural repairs and maintenance. If our properties incur significant expenses that must be paid by us under the terms of our leases, our business, financial condition and results of operations will be adversely affected and the amount of cash available to meet expenses and to make distributions to holders of our common stock may be reduced.

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

        We are subject to the general risks of investing in real estate. These include adverse changes in economic conditions and local conditions such as changing demographics, retailing trends and traffic patterns, declines in the rental rates, changes in the supply and price of quality properties and the market supply and demand of competing properties, the impact of environmental laws, security concerns, prepayment penalties applicable under mortgage financings, changes in tax, zoning, building code, fire safety and other laws and regulations, the type of insurance coverage available in the market, and changes in the type, capacity and sophistication of building systems. Approximately 60%, 12.9% and 11.0% of our 2011 contractual rental income is expected to come from retail, industrial, and office tenants, respectively, and we are vulnerable to economic declines that negatively impact these sectors of the economy, which could have an adverse effect on our results of operations, liquidity and financial condition.

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

The concentration of our properties in certain regions may make our revenues and the value of our portfolio vulnerable to adverse changes in local economic conditions.

        The properties we own may be located in the same or a limited number of geographic regions. Approximately 27% of our rental income (excluding our share of rental income from our joint ventures) for 2010 was, and approximately 26% of our 2011 contractual rental income will be, derived from properties located in Texas and New York. At December 31, 2010, 24% of the depreciated book value of our real estate investments (excluding our share of the assets from our joint ventures) were located in Texas and New York. As a result, a decline in the economic conditions in these regions, or in regions where our properties may be concentrated in the future, may have an adverse effect on the rental and occupancy rates for, and the property values of, these properties, which could lead to a reduction in our rental income and in the results of operations.

If we reduce our dividend, the market value of our common stock may decline.

        The level of our common stock dividend is established by our board of directors from time to time based on a variety of factors, including our cash available for distribution, funds from operations and maintenance of our REIT status. Various factors could cause our board of directors to decrease our dividend level, including tenant defaults or bankruptcies resulting in a material reduction in our funds from operations or a material loss resulting from an adverse change in the value of one or more of our properties. If our board of directors determines to reduce our common stock dividend, the market value of our common stock could be adversely affected.

We cannot assure you of our ability to pay dividends in the future.

        We intend to pay quarterly dividends and to make distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year is distributed. This, along with other factors, will enable us to quality for the tax benefits accorded to a REIT under the Internal Revenue Code of 1986, as amended. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by the risk factors described in this Annual Report on Form 10-K. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. If the economic climate does not continue to improve, our tenants may be further affected, which could likely cause a decline in our revenues, and may reduce or eliminate our profitability and result in the reduction or elimination of our dividends.

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

Compliance with environmental regulations and associated costs could adversely affect our results of operations and liquidity.

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

        From time to time we have entered into transactions with persons and entities affiliated with us and with certain of our officers and directors. Our policy for transactions with affiliates is to have these transactions approved by our audit committee and by a majority of our board of directors, including a majority of our independent directors. We entered into a compensation and services agreement with Majestic Property Management Corp. effective as of January 1, 2007. Majestic Property Management Corp. is wholly-owned by the chairman of our Board of Directors and it provides compensation to certain of our senior executive officers. Pursuant to the compensation and services agreement, we pay an annual fee to Majestic Property Management Corp. and they assume our obligations under a shared services agreement, and provide us with the services of all affiliated executive, administrative, legal, accounting and clerical personnel that we use on a part time basis, as well as certain property management services, property acquisition, sales and leasing and mortgage brokerage services. In 2010, we paid Majestic a fee of approximately $2,225,000 under the compensation and services agreement. In addition, in accordance with the compensation and services agreement, in 2010 we paid our chairman a fee of $250,000 and made an additional payment to Majestic Property Management Corp. of $175,000 for our share of all direct office expenses, including rent, telephone, postage, computer services, and internet usage. See Note 10 to our consolidated financial statements for information regarding equity awards to individuals performing services on our behalf.

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

        As a result of differences in timing between the receipt of income and the payment of expenses, and the inclusion of such income and the deduction of such expenses in arriving at taxable income, and the effect of nondeductible capital expenditures, the creation of reserves and the timing of required debt service (including amortization) payments, we may need to borrow funds or make distributions in stock, in order to make the distributions necessary to retain the tax benefits associated with qualifying as a REIT, even if we believe that then prevailing market conditions are not generally favorable for such borrowings. Such borrowings could reduce our net income and the cash available for distributions to holders of our common stock.

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

Item 1B.    Unresolved Staff Comments.

        None.

 EXECUTIVE OFFICERS

        Set forth below is a list of our executive officers whose terms expire at our 2011 annual board of director's meeting. The business history of our officers, who are also directors, will be provided in our proxy statement to be filed pursuant to Regulation 14A not later than May 2, 2011.

NAME	AGE	POSITION WITH THE COMPANY
Fredric H. Gould*	75	Chairman of the Board
Patrick J. Callan, Jr.	48	President, Chief Executive Officer, and Director
Lawrence G. Ricketts, Jr.	34	Executive Vice President and Chief Operating Officer
Jeffrey A. Gould*	45	Senior Vice President and Director
Matthew J. Gould*	51	Vice Chairman of the Board
David W. Kalish	63	Senior Vice President and Chief Financial Officer
Israel Rosenzweig	63	Senior Vice President
Mark H. Lundy**	48	Senior Vice President and Secretary
Simeon Brinberg**	77	Senior Vice President
Karen Dunleavy	52	Vice President, Financial
Alysa Block	50	Treasurer

*
Matthew J. Gould and Jeffrey A. Gould are Fredric H. Gould's sons.

**
Mark H. Lundy is Simeon Brinberg's son-in-law.

        Lawrence G. Ricketts, Jr.    Mr. Ricketts has been Chief Operating Officer of One Liberty Properties since January 2008, Vice President since December 1999 (Executive Vice President since June 2006), and employed by One Liberty Properties since January 1999.

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

Item 2.    Properties.

        As of December 31, 2010, we owned 84 properties, two of which are vacant and one of which is a 50% tenancy in common interest, and participated in four joint ventures that own four properties. The properties owned by us and our joint ventures are suitable and adequate for their current uses. The aggregate net book value of our 84 properties as of December 31, 2010 was $401.6 million.

Our Properties

Location	Type of Property	Percentage of 2011 Contractual Rental Income(1)	Approximate Square Footage of Building		2011 Contractual Rental Income per Square Foot ($)
Baltimore, MD	Industrial	5.6%	367,000		$6.38
Parsippany, NJ	Office	5.0	106,680		19.57
Hauppauge, NY	Flex	4.6	149,870		12.64
Royersford, PA	Retail(2)	4.2	194,451		9.04
Greensboro, NC	Theater	3.4	61,213		22.90
Los Angeles, CA	Office(3)	3.3	106,262		12.84
W. Hartford, CT	Retail	3.3	47,174	(5)	28.85	(5)
El Paso, TX	Retail	2.8	110,179		10.58
Brooklyn, NY	Office	2.7	66,000		17.12
Knoxville, TN	Retail	2.6	35,330		30.55
Philadelphia, PA	Industrial	2.3	166,000		5.77
Tucker, GA	Health & Fitness	2.2	58,800		15.29
East Palo Alto, CA	Retail(6)	2.2	30,978		28.99
Ronkonkoma, NY	Flex	1.8	89,500		8.46
Kansas City, MO	Retail	1.8	88,807		8.32
Lake Charles, LA	Retail(7)	1.7	54,229		13.05
New York, NY	Residential	1.7	125,000		5.60
Cedar Park, TX	Retail(4)	1.6	50,810		13.09
Columbus, OH	Retail(4)	1.6	96,924		6.71
Columbus, OH	Industrial	1.5	100,220		6.06
Grand Rapids, MI	Health & Fitness	1.4	130,000		4.52
Ft. Myers, FL	Retail	1.4	29,993		18.77
Morrow, GA	Retail	1.3	50,400		10.75
Chicago, IL	Retail(6)	1.3	23,939		22.38
Plano, TX	Retail(4)	1.3	26,000		20.18
Miami Springs, FL	Retail(6)	1.2	25,000		20.35
Kennesaw, GA	Retail(6)	1.2	32,052		15.77
Wichita, KS	Retail(4)	1.2	88,108		5.65
Saco, ME	Industrial	1.2	91,400		5.39
Athens, GA	Retail(8)	1.1	41,280		11.60
Naples, FL	Retail(6)	1.1	15,912		30.00
Greenwood Village, CO	Retail	1.1	45,000		10.46
Tyler, TX	Retail(4)	1.0	72,000		6.00
Onalaska, WI	Retail	1.0	63,919		6.75
Melville, NY	Industrial	1.0	51,351		8.33
Cary, NC	Retail(6)	1.0	33,490		12.72
New Hyde Park, NY	Industrial	1.0	38,000		11.03
Fayetteville, GA	Retail(4)	1.0	65,951		6.20
Houston, TX	Retail	.9	25,005		15.70
Richmond, VA	Retail(4)	.9	38,788		9.37

Location	Type of Property	Percentage of 2011 Contractual Rental Income(1)	Approximate Square Footage of Building		2011 Contractual Rental Income per Square Foot ($)
Amarillo, TX	Retail(4)	.9	72,227		5.01
Virginia Beach, VA	Retail(4)	.9	58,937		6.07
Eugene, OR	Retail(6)	.8	24,978		14.24
Selden, NY	Retail	.8	14,550		24.21
Pensacola, FL	Retail(6)	.8	22,700		15.26
Lexington, KY	Retail(4)	.8	30,173		11.11
El Paso, TX	Retail(6)	.8	25,000		13.22
Grand Rapids, MI	Health & Fitness	.8	72,000		4.59
Newark, DE	Retail	.8	23,547		14.00
Duluth, GA	Retail(4)	.8	50,260		6.49
Newport News, VA	Retail(4)	.7	49,865		6.31
Houston, TX	Retail	.7	20,087		15.00
Hyannis, MA	Retail	.7	9,750		28.37
Batavia, NY	Retail(6)	.6	23,483		11.60
Gurnee, IL	Retail(4)	.6	22,768		11.42
Somerville, MA	Retail	.6	12,054		20.74
Hauppauge, NY	Retail	.6	7,000		35.41
Bluffton, SC	Retail(4)	.6	35,011		7.05
Houston, TX	Retail	.5	12,000		19.00
Island Park, NY	Retail	.5	6,125		36.41
W. Hartford, CT	Retail(10)	.5	—	(10)	—	(10)
Vicksburg, MS	Retail	.4	2,790		67.05
Everett, MA	Retail	.4	18,572		9.45
Flowood, MS	Retail	.4	4,505		37.31
Bastrop, LA	Retail	.4	2,607		62.23
Monroe, LA	Retail	.4	2,756		58.87
Marston Mills, MA	Retail	.4	8,775		18.00
D'Iberville, MS	Retail	.4	2,650		59.57
Kentwood, LA	Retail	.4	2,578		61.23
Monroe, LA	Retail	.4	2,806		55.21
Vicksburg, MS	Retail	.4	4,505		34.07
Monroeville, PA	Retail	.3	6,051		23.00
West Palm Beach, FL	Industrial	.3	10,361		12.33
Reading, PA	Retail	.3	2,551		48.96
Palmyra, PA	Retail	.3	2,798		43.56
Hanover, PA	Retail	.3	2,702		41.25
Gettysburg, PA	Retail	.3	2,944		37.40
Trexlertown, PA	Retail	.3	3,004		36.09
Reading, PA	Retail	.2	2,754		38.57
Champaign, IL	Retail	.2	50,530		1.53	(11)
Seattle, WA	Retail	.2	3,038		21.40
Plano, TX	Retail(4)(12)	—	112,389		—
Rosenberg, TX	Retail(9)	—	8,000		—
New Hyde Park, NY	Industrial(9)	—	51,000		—

		100%	3,996,196

(1)
Represents the percentage of 2011 contractual rental income payable with respect to such property.

(2)
This property is leased to eleven tenants.

(3)
An undivided 50% interest in this property is owned by us as tenant in common with an unrelated entity. Percentage of contractual rental income indicated represents our share of the 2010 rental income. Approximate square footage indicated represents the total rentable square footage of the property.

(4)
This property is leased to a retail furniture operator.

(5)
The property is a supermarket. The parking lot for such property is identified at Note 10.

(6)
This property is leased to a retail office supply operator.

(7)
This property has three tenants. Approximately 43% of the square footage is leased to a retail office supply operator.

(8)
This property has two tenants. Approximately 48% of the square footage is leased to a retail office supply operator.

(9)
Vacant property.

(10)
This property is the parking lot for the property identified at Note 5.

(11)
Reflects the contractual lease payments through the expiration of the lease in March 2011. Subsequent to December 31, 2010, we entered into a lease amendment and new lease with respect to such property. If this lease amendment and new lease had been in effect as of December 31, 2010, such property would have accounted for 1.1% of 2011 contractual rental income and the 2011 contractual rental income per square foot would have been $9.30.

(12)
Property tenanted by Robb & Stucky.

  Properties Owned by Joint Ventures(1)

Location	Type of Property	Percentage of our Share of Rent Payable in 2011 to our Joint Ventures	Approximate Square Footage of Building	2011 Contractual Rental Income per Square Foot
Lincoln, NE	Retail	48.1%	112,260	$10.75
Milwaukee, WI	Industrial	44.8	927,685	1.21
Savannah, GA	Retail	5.8	101,550	1.42
Savannah, GA	Retail	1.3	7,959	4.19

		100%	1,149,454

(1)
Each property is owned by a joint venture in which we are a venture partner. We own a 50% economic interest in each joint venture. Approximate square footage indicated represents the total rentable square footage of the property owned by the joint venture.

        The occupancy rate for our properties based on total rentable square footage, was 98.5% and 98.6% as of December 31, 2010 and 2009, respectively. The occupancy rate for the properties owned by our joint ventures, based on total rentable square footage, was 100% and 100% as of December 31, 2010 and 2009, respectively.

        As of December 31, 2010, the 84 properties owned by us and the four properties owned by our joint ventures were located in 29 states.

        The following tables set forth certain information, presented by state, related to our properties as of December 31, 2010:

State	Number of Properties	2011 Contractual Rental Income	Approximate Building Square Feet
New York	11	$6,424,596	621,879
Texas	11	4,401,692	533,697
Pennsylvania	9	3,537,749	383,255
Georgia	6	3,160,157	298,743
Maryland	1	2,340,923	367,000
California	2	2,262,076	137,240
New Jersey	1	2,088,211	106,680
Florida	5	2,023,140	103,966
North Carolina	2	1,827,839	94,703
Connecticut	2	1,561,013	47,174
Louisiana	5	1,344,947	64,976
Ohio	2	1,257,580	197,144
Tennessee	1	1,079,367	35,330
Virginia	3	1,036,044	147,590
Michigan	2	917,193	202,000
Other	21	6,363,410	654,819

	84	$41,625,937	3,996,196

Properties Owned by Joint Ventures

        The following tables set forth certain information, presented by state, related to the properties owned by our joint ventures as of December 31, 2010:

State	Number of Properties	Our Share of Rent Payable in 2011 to Our Joint Ventures	Approximate Building Square Feet
Nebraska	1	$603,594	112,260
Wisconsin	1	562,500	927,685
Georgia	2	88,858	109,509

	4	$1,254,952	1,149,454

        At December 31, 2010, without giving effect to the repayment in February 2011 of $7.7 million of mortgage debt, we had:

  •
  first mortgages on 52 of the 84 properties we owned (including our 50% tenancy in common interest, but excluding properties owned by our joint ventures); and

  •
  $215.3 million of mortgage loans outstanding, bearing interest at rates ranging from 5.4% to 8.8%, with a weighted average interest rate of 6.02%. Substantially all of our mortgage loans contain prepayment penalties.

        The following table sets forth scheduled principal mortgage payments due for our properties as of December 31, 2010, without giving effect to the repayment in February 2011 of $7.7 million of mortgage debt, and assumes no payment is made on principal on any outstanding mortgage in advance of its due date:

YEAR	PRINCIPAL PAYMENTS DUE IN YEAR INDICATED (Amounts in Thousands)
2011	$16,012	(a)
2012	33,713
2013	9,723
2014	36,062
2015	24,735
Thereafter	95,063

Total	$215,308

(a)
In February 2011, $7.7 million of this mortgage debt was repaid.

        At December 31, 2010, our joint ventures had first mortgages on three properties with outstanding balances aggregating approximately $17.4 million, bearing interest at rates ranging from 5.8% to 6.4%. with a weighted average interest rate of 6.0%. Substantially all of these mortgages contain prepayment penalties. The following table sets forth the scheduled principal mortgage payments due for properties owned by our joint ventures as of December 31, 2010, and assumes no payment is made on principal on any outstanding mortgage in advance of its due date:

YEAR	PRINCIPAL PAYMENTS DUE IN YEAR INDICATED (Amounts in Thousands)
2011	$490
2012	520
2013	552
2014	586
2015	13,528
Thereafter	1,768

Total	$17,444

Significant Tenants

        As of December 31, 2010, no single property owned by us had a book value equal to or greater than 10% of our total assets or had revenues which accounted for more than 10% of our aggregate annual gross revenues in the year ended December 31, 2010.

  Haverty Furniture Companies, Inc.

        As of December 31, 2010, we owned a portfolio of eleven properties leased under a master lease to Haverty Furniture Companies, Inc., which properties had an aggregate net book value equal to 12.5% of the depreciated book value of our real estate investments, and revenues which in 2010 accounted for 11.6% of our rental income. Of the eleven properties, three are located in each of Texas and Virginia, two are located in Georgia, and one is located in each of Kansas, Kentucky and South Carolina. The properties contain buildings with an aggregate of approximately 612,130 square feet.

        The properties are net leased to Haverty Furniture Companies, Inc. pursuant to a master lease, which expires on August 14, 2022. Haverty Furniture Companies, Inc. is a New York Stock Exchange listed company. The master lease provides for a current base rent of $4,310,000 per annum (which accounts for 10.4% of our 2011 contractual rental income), increasing by 6% on August 15, 2012 and 2017, and provides the tenant with certain renewal options. Pursuant to the master lease, the tenant is responsible for maintenance and repairs, and for real estate taxes and assessments on the properties. The 2010 annual real estate taxes on the properties aggregated $788,000.

        The mortgage loan, assumed by our subsidiary when it acquired these eleven properties in 2006, is secured by mortgages/deeds of trust on all such properties in the principal amount of approximately $24.1 million at December 31, 2010. The mortgage loan bears interest at 6.87% per annum, matures on September 1, 2012 and is being amortized based on a 25-year amortization schedule. Assuming only contractual payments are made on the principal amount of the mortgage loan, the principal balance due on the maturity date will be approximately $23 million. Although the mortgage loan provides for defeasance, it is generally not prepayable until 90 days prior to the maturity date.

  Office Depot, Inc.

        As of December 31, 2010, we owned a portfolio of ten properties, each of which is subject to a lease with Office Depot, Inc. These properties have an aggregate net book value equal to 11.8% of the depreciated book value of our real estate investments, accounted for 10.6% of our 2010 rental income and accounts for 10.7% of our 2011 contractual rental income. Two properties are located in each of Florida and Georgia, and one is located in each of California, Illinois, Louisiana, North Carolina, Oregon and Texas. The properties contain buildings with an aggregate of approximately 261,678 square feet.

        Each property is subject to a separate lease. Eight of the leases contain cross-default provisions, expire on September 30, 2018, and provide the tenant with four five-year renewal options. One lease expires on June 30, 2013 and provides the tenant with three five-year renewal options, and one lease expires on February 28, 2014 and provides the tenant with four five-year renewal options. Office Depot, Inc. is a New York Stock Exchange listed company. The ten leases provide for an aggregate current base rent of $4,439,000. The rent for eight of the properties increases every five years by 10%. The rent for one property increases by 5% every five years and the rent for one property increases by $20,000 every five years. Pursuant to the leases, the tenant is responsible for maintenance and repairs, and for real estate taxes and assessments on the properties. The 2010 annual real estate taxes on the properties aggregated $707,000.

Item 3.    Legal Proceedings.

        None.

Item 4.    [Removed and Reserved.]

 Part II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is listed on the New York Stock Exchange under the symbol "OLP." The following table sets forth for the periods indicated, the high and low prices for our common stock as reported by the New York Stock Exchange and the per share distributions declared on our common stock.

	2010				2009
Quarter Ended	High	Low	Distribution Per Share		High	Low	Distribution Per Share(1)
March 31	$16.98	$8.81	$.30		$10.28	$2.48	$.22	(2)
June 30	$18.80	$14.02	$.30		$6.90	$3.21	$.22	(3)
September 30	$17.53	$13.74	$.30		$9.89	$5.30	$.22	(4)
December 31	$18.14	$15.01	$.33	(6)	$9.40	$7.92	$.22	(5)

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

(6)
This dividend was distributed on January 4, 2011.

        As of March 10, 2011, there were 326 holders of record of our common stock.

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

Stock Performance Graph

        The following graph compares the performance of our common stock with the Standard and Poor's 500 Index and a peer group index of publicly traded equity real estate investment trusts prepared by the National Association of Real Estate Investment Trusts. As indicated, the graph assumes $100 was invested on December 31, 2005 in our common stock and assumes the reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among One Liberty Properties, Inc., the S&P 500 Index
and the FTSE NAREIT Equity REITs Index

*
$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/05	12/06	12/07	12/08	12/09	12/10
One Liberty Properties, Inc.	100.00	145.25	117.03	61.41	71.89	147.37
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
FTSE NAREIT Equity REITs	100.00	135.06	113.87	70.91	90.76	116.12

        Copyright© 2011 Standard & Poor's, a division of The McGraw-Hill Companies Inc. All rights reserved.

Issuer Purchases of Equity Securities

        We did not repurchase any shares of our outstanding common stock in October, November or December 2010.

Item 6.    Selected Financial Data.

        The following table sets forth the selected consolidated statement of operations data for each of the periods indicated, all of which are derived from our audited consolidated financial statements and related notes. The selected financial data for each of the three years in the period ended December 31, 2010 should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K and in "Management's Discussion and Analysis of Financial Condition and Results of Operations," below, where this data is discussed in more detail.

	As of and for the Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands, Except Per Share Data)
OPERATING DATA(Note a)
Total revenues(Note b)	$41,872	$40,238	$35,450	$32,894	$28,064
Equity in earnings (loss) of unconsolidated joint ventures(Note c)	446	559	622	648	(3,276)
Gain on dispositions of real estate of unconsolidated joint ventures	107	—	297	583	26,908
Net gain on sale of unimproved land and other gains	—	—	1,830	—	413
Income from continuing operations	8,906	12,054	9,633	7,443	29,157
Income (loss) from discontinued operations	400	7,587	(4,741)	3,147	7,268
Net income	9,306	19,641	4,892	10,590	36,425
Weighted average number of common shares outstanding:
Basic	11,465	10,651	10,183	10,069	9,931
Diluted	11,510	10,812	10,183	10,069	9,934
Net income per common share—basic
Income from continuing operations	$.78	$1.13	$.95	$.74	$2.94
Income (loss) from discontinued operations	.03	.71	(.47)	.31	.73

Net income	$.81	$1.84	$.48	$1.05	$3.67

Net income per common share—diluted
Income from continuing operations	$.78	$1.12	$.95	$.74	$2.94
Income (loss) from discontinued operations	.03	.70	(.47)	.31	.73

Net income	$.81	$1.82	$.48	$1.05	$3.67

Cash distributions per share of common stock(Note d)	$1.23	$.08	$1.30	$2.11	$1.35
Stock distributions per share of common stock	—	$.80	—	—	—
BALANCE SHEET DATA
Real estate investments, net	$401,633	$341,885	$349,206	$298,697	$305,573
Properties held for sale and related assets	—	3,954	38,250	45,345	46,268
Investment in unconsolidated joint ventures	4,777	5,839	5,857	6,570	7,014
Cash and cash equivalents	7,732	28,036	10,947	25,737	34,013
Available-for-sale securities	422	6,762	297	1,024	1,372
Total assets	444,623	408,686	429,105	406,634	422,037
Mortgages and loan payable	215,308	190,518	225,514	222,035	227,923
Line of credit	36,200	27,000	27,000	—	—
Total liabilities	265,440	228,558	265,130	235,395	241,912
Total stockholders' equity	179,183	180,128	163,975	171,239	180,125

	As of and for the Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands, Except Per Share Data)
OTHER DATA(Note e)
Funds from operations	$18,160	$23,272	$13,952	$18,645	$13,707
Funds from operations per common share:
Basic	$1.58	$2.19	$1.37	$1.85	$1.38
Diluted	$1.58	$2.15	$1.37	$1.85	$1.38
Adjusted funds from operations	$17,030	$22,064	$12,458	$16,621	$11,594
Adjusted funds from operations per common share:
Basic	$1.49	$2.07	$1.22	$1.65	$1.17
Diluted	$1.48	$2.04	$1.22	$1.65	$1.17

Note
a: Certain amounts reported in prior periods have been reclassified to conform to the current year's presentation, primarily the restatement of prior periods for discontinued operations.

Note
b: Includes in 2009 a lease termination fee of $1,784.

Note
c: For 2006, "Equity in earnings (loss) of unconsolidated joint ventures" is after giving effect to $5.3 million, our share of the mortgage prepayment premium expense incurred in connection with dispositions of real estate of unconsolidated joint ventures. This expense is reflected as interest expense on the books of the joint ventures and is not netted against the $26.9 million gain on dispositions.

Note
d: Includes a special cash distribution of $.67 per share in 2007.

Note
e: We consider funds from operations (FFO) and adjusted funds from operations (AFFO) to be relevant and meaningful supplemental measures of the operating performance of an equity REIT; we do not use them as a measure of liquidity. FFO and AFFO (i) do not represent cash generated from operations as defined by generally accepted accounting principles (GAAP), (ii) are not indicative of cash available to fund all cash needs, including distributions and (iii) should not be considered as an alternative to net income for the purpose of evaluating our performance or to cash flows as a measure of liquidity.

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

        The table below provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for each of the years in the five year period ended December 31, 2010 (amounts in thousands):

	2010	2009	2008	2007	2006
Net income(Note 1)	$9,306	$19,641	$4,892	$10,590	$36,425
Add: depreciation of properties	8,829	9,001	8,971	8,248	7,091
Add: our share of depreciation in unconsolidated joint ventures	314	323	322	329	716
Add: amortization of deferred leasing costs	53	64	64	61	43
Deduct: gain on sales of real estate	(235)	(5,757)	—	—	(3,660)
Deduct: gain on dispositions of real estate of unconsolidated joint ventures	(107)	—	(297)	(583)	(26,908)

Funds from operations(Note 1)	18,160	23,272	13,952	18,645	13,707
Deduct: straight line rent accruals and amortization of lease intangibles	(1,135)	(1,151)	(1,394)	(1,924)	(1,950)
Deduct: our share of straight line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	5	(57)	(100)	(100)	(163)

Adjusted funds from operations(Note 1)	$17,030	$22,064	$12,458	$16,621	$11,594

Note
1: For 2008, net income, FFO and AFFO give effect to $6 million of impairment charges. For 2006, net income, FFO and AFFO give effect to our $5.3 million share of the mortgage prepayment premium expense incurred in connection with the dispositions of real estate of unconsolidated joint ventures. This expense is reflected as interest expense on the books of the joint ventures and not netted against gain on dispositions.

        The table below provides a reconciliation of net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO.

	2010	2009	2008	2007	2006
Net income(Note 1)	$.81	$1.82	$.48	$1.05	$3.67
Add: depreciation of properties	.77	.83	.88	.82	.71
Add: our share of depreciation in unconsolidated joint ventures	.03	.03	.03	.03	.07
Add: amortization of deferred leasing costs	—	—	.01	.01	.01
Deduct: gain on sales of real estate	(.02)	(.53)	—		(.37)
Deduct: gain on dispositions of real estate of unconsolidated joint ventures	(.01)	—	(.03)	(.06)	(2.71)

Funds from operations(Note 1)	1.58	2.15	1.37	1.85	1.38
Deduct: straight line rent accruals and amortization of lease intangibles	(.10)	(.11)	(.14)	(.19)	(.20)
Deduct: our share of straight line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—	(.01)	(.01)	(.01)

Adjusted funds from operations(Note 1)	$1.48	$2.04	$1.22	$1.65	$1.17

Note
1: For 2008, net income, FFO and AFFO is after $.59 of impairment charges. For 2006, net income, FFO and AFFO give effect to our $.53 share of the mortgage prepayment premium expense.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        We were organized in 1982 in Maryland. We are self-administered and self-managed real estate investment trust. We acquire, own and manage a geographically diversified portfolio of retail (including furniture and office supply stores), industrial, office, flex, health and fitness and other properties, a substantial portion of which are under long-term net leases. As of December 31, 2010, we owned 84 properties, two of which are vacant, and one of which is a 50% tenancy in common interest. Our joint ventures owned a total of four properties. The 88 properties are located in 29 states.

        We face a variety of risks and challenges in our business. As more fully described under Item 1.A. Risk Factors, we, among other things, face the possibility we will not be able to lease our properties on terms favorable to us or at all and that our tenants may not be able to pay their rental and other obligations owing under their leases. In particular, during the recent national economic recession, consumer confidence and retail spending declined, which negatively impacted certain of our retail tenants. As a result, from 2008 through February 2011, four of our retail tenants sought bankruptcy protection and several of our retail tenants requested rent relief, lease amendments, and other financial concessions from us due to the deterioration of their financial condition.

        We seek to manage the risk of our real property portfolio by diversifying among types of properties and industries (i.e., 60.3%, 12.9%, 11.0% and 15.8% of our 2011 contractual rental income is derived from retail, industrial, office, and other properties, respectively), tenant identity (no tenant accounts for more than 10.7% of our 2011 contractual rental income), geography (2011 contractual rental income exceeds 10% from properties in only two states), and lease expiration dates (through 2019, there are only two years in which the percentage of our contractual rental income represented by expiring leases exceeds 10% of our 2011 contractual rental income and approximately 50% of our 2011 contractual rental income is represented by leases expiring in 2020 and thereafter). We monitor the risk of tenant non-payments through a variety of approaches tailored to the applicable situation. Generally, based on our assessment of the credit risk posed by our tenants, we monitor a tenant's financial condition through one or more of the following actions: reviewing tenant financial statements, obtaining other tenant related financial information, regular contact with tenant's representatives, tenant credit checks and regular management reviews of our tenants. In acquiring properties, we balance an evaluation of the terms of the leases and the credit of the existing tenants with a fundamental analysis of the real estate to be acquired, which analysis takes into account, among other things, the estimated value of the property, local demographics and the ability to re-rent or dispose of the property on favorable terms upon lease expiration or early termination.

        During 2010, economic conditions began to improve and credit became more available. We purchased 14 properties for an aggregate of $72.3 million (including the assumption of an aggregate of $33.6 million mortgage debt). Although some tenants continued to face financial challenges during 2010 and through early 2011 and requested rent relief or sought bankruptcy court protection (e.g., two tenants that accounted for $988,000 or 2.4% of 2010 rental income sought bankruptcy court protection), our occupancy rate at December 31, 2010 was 98.5% (If our two tenants in bankruptcy vacate their respective properties, our occupancy rate would be 95.6%). Additionally, although banks have remained cautious with their lending criteria, we were able to finance an aggregate of $7.5 million of mortgage debt.

Results of Operations

Comparison of Years Ended December 31, 2010 and 2009

        The following table sets forth a comparison of revenues for 2010 and 2009:

	Year Ended December 31,
(Dollars in thousands)	2010	2009	Difference	% Change
Revenues:
Rental income, net	$41,872	$38,454	$3,418	8.9%
Lease termination fee	—	1,784	(1,784)	n/a

Total revenues	$41,872	$40,238	$1,634	4.1%

Rental Revenues

        Rental income.    A significant component of the increase is the $3 million of rental revenue generated from the 14 properties we acquired in 2010, of which $1.7 million is attributable to our February 2010 acquisition of a community shopping center. These properties account for $5.9 million or 13.9% of 2011 contractual rental income. Partially offsetting the increase was an approximately $657,000 decrease in rental income (representing the December 2010 rent of $116,000 that was not accrued and the $541,000 net write-off of the entire balance of unbilled rent receivable and lease intangibles) resulting from Robb & Stucky's bankruptcy filing. Robb & Stucky accounted for $882,000 or 2.1% of our 2010 rental income; no assurance can be given that if and when Robb & Stucky vacates the property, that we will re-lease such property on equivalent terms or at all. Approximately $496,000 of the increase represents real estate tax and expense reimbursements from tenants from three properties we acquired in 2010.

        Lease termination fee.    In 2009, we received a $1.9 million lease termination payment from a retail tenant which was offset by the $121,000 write-off of the entire balance of the unbilled rent receivable and intangible lease asset related to this property. There was no comparable fee income in 2010.

Operating Expenses

        The following table sets forth a comparison of operating expenses for 2010 and 2009:

	Year Ended December 31,
(Dollars in thousands)	2010	2009	Difference	% Change
Operating expenses:
Depreciation and amortization	$8,825	$8,429	$396	4.7%
General and administrative	6,941	6,481	460	7.1%
Real estate acquisition costs	1,010	59	951	1,612%
Real estate expenses	1,543	666	877	132%
Leasehold rent	308	308	—	—

Total operating expenses	18,627	15,943	2,684	16.8%

Operating income	$23,245	$24,295	$(1,050)	(4.3)%

        Depreciation and amortization.    The increase is substantially due to depreciation and amortization on the 14 properties we acquired in 2010. Because the $8.8 million expense only reflects our ownership of these properties for a portion of 2010, we anticipate that this expense will increase and that the expense attributable to these 14 properties, which was $334,000 in 2010 will, in 2011, be approximately $985,000.

        General and administrative expense.    The increase is attributable principally to the following items: (i) a $200,000 increase in the annual fee payable pursuant to the compensation and services agreement; and (ii) the inclusion of $138,000 of professional fees incurred in connection with an equity financing that was not pursued. The net balance of the increase is attributable to increases in payroll, amortization expense relating to our restricted stock awards and the award of pay-for-performance restricted stock units, investor relations activities, and directors' fees, none of which was material on an individual basis. Partially offsetting this increase was an $87,000 decrease from 2009 in expenses relating to litigation involving our former president's activities.

        Real estate acquisition costs.    These expenses increased because of our acquisition of 14 properties. We did not acquire any properties in 2009 but incurred $59,000 of such expense in 2009 in connection with an acquisition completed in February 2010.

        Real estate expenses.    Approximately $513,000 of the increase results from real estate taxes and expenses ($235,000 and $278,000, respectively) from three properties we acquired in 2010. The tenants are contractually obligated to reimburse us, and have reimbursed us, for a substantial portion of these expenses. Approximately $316,000 of the increase is attributable to 2010 real estate taxes, of which $288,000 is attributable to the property tenanted by Robb & Stucky. There were also increases in repairs, maintenance and other operating expenses at several properties.

Other Income and Expenses

        The following table sets forth a comparison of other income and expenses for 2010 and 2009:

	Year Ended December 31,
(Dollars in thousands)	2010	2009	Difference	% Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$446	$559	$(113)	(20.2)%
Gain on disposition of real estate held by unconsolidated joint venture	107	—	107	n/a
Other income, including realized gain on sale of available-for-sale securities and interest income	308	358	(50)	(14.0)%
Interest:
Expense	(14,574)	(13,385)	(1,189)	(8.9)%
Amortization of deferred financing costs	(626)	(724)	98	13.5%
Income from settlement with former president	—	951	(951)	(100)%

        Equity in earnings of unconsolidated joint ventures.    Approximately $79,000 of the decrease results primarily from a sale by a joint venture of its only property on April 30, 2010 at the same time the related lease expired and approximately $61,000 relates to a decrease in rental income of another joint venture.

        Interest expense.    The increase is due to increased interest expense on our outstanding mortgages and credit line. Net mortgage interest expense increased by approximately $455,000 or 3.6%. Mortgage interest expense increased by approximately $1.3 million due to the assumption, in connection with acquisitions, of mortgage debt in the aggregate amount of $33.6 million and $7.5 million in connection with the financing of certain properties, which increase was partially offset by the payoff or paydown of mortgage loans aggregating $10.7 million, as well as regular monthly principal amortization of other mortgages. The weighted average interest rate of the mortgages that were paid off and paid down in

2010 was approximately 8.2% and the weighted average interest rate of the mortgages we assumed and on the properties we financed in 2010 is approximately 5.9%. In addition, interest expense relating to our revolving line of credit increased by $734,000 due primarily to the increase, effective April 1, 2010, in the interest rate charged thereunder.

        Amortization of deferred financing costs.    The decrease was primarily due to accelerated amortization of deferred financing costs of $118,000 relating to a mortgage loan that was refinanced during 2009. This was offset in part by the amortization of deferred financing costs that were incurred in connection with new financings.

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

Discontinued Operations

        The following table sets forth a comparison of discontinued operations for 2010 and 2009.

	Year Ended December 31,
(Dollars in thousands)	2010	2009	Difference	% Change
Discontinued operations:
Income from operations	$165	$1,162	$(997)	(85.8)%
Impairment charges	—	(229)	229	100%
Gain on troubled mortgage restructuring, as a result of conveyance to mortgagee	—	897	(897)	(100)%
Net gain on sales	235	5,757	(5,522)	(95.9)%

Income from discontinued operations	$400	$7,587	$(7,187)	(94.7)%

        Discontinued operations for 2010 includes the results of operations and the gain on sale of two properties sold in 2010 and for 2009 includes the results of operations of ten properties, five of which were conveyed by us to the mortgagee in July 2009, three of which were sold in 2009 and two of which were sold in 2010. Included in income from discontinued operations for 2009 is a $400,000 lease termination payment from a retail tenant that had been paying its rent on a current basis, but vacated the property in 2006. In March 2009, we sold this property and recorded an impairment charge of $229,000 to recognize the loss on the sale. Also included in income from discontinued operations for 2009 is an $897,000 gain recognized in connection with the conveyance of five of our properties to the mortgagee by deeds-in-lieu of foreclosure. These properties had formerly been leased to Circuit City Stores Inc. which filed for protection under federal bankruptcy laws and rejected the leases for these five properties.

Comparison of Years Ended December 31, 2009 and December 31, 2008

Rental Revenues

        The following table sets forth a comparison of revenues for 2009 and 2008:

	Year Ended December 31,
(Dollars in thousands)	2009	2008	Difference	% Change
Revenues:
Rental income, net	$38,454	$35,450	$3,004	8.5%
Lease termination fee	1,784	—	1,784	n/a

Total revenues	$40,238	$35,450	$4,788	13.5%

        Rental income.    The increase in rental revenues is primarily due to rental revenues of $3.4 million earned during 2009 on twelve properties acquired by us during 2008. The increase in rental income was offset by a decrease in rent payments from two tenants adversely affected by the recession and by a lease termination in June 2009, for which we received the lease termination fee referred to below.

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

Operating Expenses

        The following table sets forth a comparison of operating expenses for 2009 and 2008:

	Year Ended December 31,
(Dollars in thousands)	2009	2008	Difference	% Change
Operating expenses:
Depreciation and amortization	$8,429	$7,741	$688	8.9%
General and administrative	6,481	6,508	(27)	(0.4)%
Real estate acquisition costs	59	—	59	n/a
Real estate expenses	666	354	312	88.1%
Leasehold rent	308	308	—	—

Total operating expenses	$15,943	$14,911	$1,032	6.9%

Operating income	$24,295	$20,539	$3,756	18.3%

        Depreciation and amortization expense.    The increase in depreciation and amortization expense was primarily due to increases of $660,000 on twelve properties acquired during 2008, as well as from an increase in depreciation expense of building improvements.

        Real estate expenses.    Real estate expenses increased primarily from real estate taxes and utilities related to a vacant property. In addition, 2009 includes real estate taxes for another property which became subject to a lease with a new tenant under which we are responsible for the real estate taxes, and an increase in repairs, maintenance and other operating expenses at several properties.

Other Income and Expenses

        The following table sets forth a comparison of other income and expenses for 2009 and 2008:

	Year Ended December 31,
(Dollars in thousands)	2009	2008	Difference	% Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$559	$622	$(63)	(10.1)%
Gain on disposition of real estate held by unconsolidated joint venture	—	297	(297)	(100)%
Interest and other income	358	533	(175)	(32.8)%
Interest:
Expense	(13,385)	(13,610)	225	1.7%
Amortization of deferred financing costs	(724)	(578)	(146)	(25.3)%
Income from settlement with former president	951	—	951	n/a
Gain on sale of excess unimproved land	—	1,830	(1,830)	(100)%

        Gain on disposition of real estate of unconsolidated joint venture.    In 2008, we recognized a net gain of $297,000 on the sale by a joint venture of a vacant property. There was no comparable gain in 2009.

        Interest and other income.    The decrease in interest and other income resulted primarily because we had less cash available for investment as we applied available cash to purchase nine properties in September 2008. In addition, interest rates earned on short-term cash equivalents declined significantly. Offsetting the decrease in interest income was $110,000 of consulting fee income and $37,000 received for granting an easement at one of our properties, both recorded in 2009.

        Interest expense.    Interest expense decreased as a result of the payoff in full of two mortgage loans during 2009, as well as from the monthly principal amortization of other mortgages. These decreases were offset by interest expense on fixed rate mortgages placed on three properties between September 2008 and March 2009. In addition, at the end of September 2008, we borrowed $34 million under our line of credit which was applied to the purchase of eight properties, of which $7 million was repaid in November 2008 with a portion of the proceeds from a mortgage financing of one of our properties. Accordingly, interest expense relating to our line of credit increased by $297,000 during 2009.

        Amortization of deferred financing costs.    Amortization of deferred financing costs increased primarily from accelerated amortization of deferred financing costs of $118,000 relating to a mortgage loan that was refinanced during 2009 and from $37,000 relating to a mortgage loan that was repaid in full during 2009.

        Gain on sale of excess unimproved land.    During 2008, we sold five acres of excess unimproved land that we acquired as part of the purchase of a flex building in 2000 and recognized a gain of $1.8 million. There was no such gain in 2009.

Discontinued Operations

        The following table sets forth a comparison of discontinued operations for 2009 and 2008:

	Year Ended December 31,
(Dollars in thousands)	2009	2008	Difference	% Change
Discontinued operations:
Income from operations	$1,162	$1,242	$(80)	(6.4)%
Impairment charges	(229)	(5,983)	5,754	96.2%
Gain on troubled mortgage restructuring, as a result of conveyance to mortgagee	897	—	897	n/a
Net gain on sales	5,757	—	5,757	n/a

Income (loss) from discontinued operations	$7,587	$(4,741)	$12,328	260%

        Income from discontinued operations includes the operations of ten of our properties, five of which were conveyed to the mortgagee in 2009, three of which were sold during 2009 and two of which were sold in 2010.

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

        In addition to the $5.2 million impairment charge taken during 2008 against the Circuit City properties discussed above, an impairment charge of $752,000 was taken against another property in 2008, where a retail tenant that had been paying its rent on a current basis had vacated the property in 2006. In March 2009, we sold this property and recorded an impairment charge of $229,000 to recognize the loss.

        In October 2009, in unrelated transactions, we sold two properties and recognized gains for accounting purposes totaling $5,757,000. No impairment charges had been taken with respect to these properties. There were no comparable gains in 2008.

Liquidity and Capital Resources

        Our sources of liquidity and capital include cash flow from our operations, cash and cash equivalents, available-for-sale securities, borrowings under our revolving credit facility, refinancing existing mortgage loans and obtaining mortgage loans secured by our unencumbered properties. Our available liquidity at December 31, 2010 was approximately $12.2 million, including $7.7 million of cash and cash equivalents, $688,000 of marketable securities and $3.8 million available under our revolving line of credit. Our available liquidity as of March 10, 2011 was approximately $58.3 million, including $12.7 million of cash and cash equivalents, $593,000 in available-for-sale securities and $45 million available under our revolving line of credit. Liquidity increased after December 31, 2010 by approximately $55.6 million as a result of the amendment to our credit line in January 2011 which increased the amount we are able to borrow by $15 million and the public offering we completed in February 2011 in which we issued 2.7 million shares of our common stock for net proceeds of approximately $40.6 million.

Liquidity and Financing

        We expect to meet substantially all of our operating cash requirements (including dividend payments) from cash flow from operations. To the extent that cash flow from operations is not adequate to cover all of our operating needs, we will be required to use our available cash and cash equivalents, sell our marketable securities or draw on our credit line (to the extent permitted) to satisfy operating requirements.

        Mortgage debt in aggregate principal amount of $42 million is payable from March 2011 through December 31, 2012 (i.e., $8.3 million in 2011 and $33.7 million in 2012). We generally intend to refinance or extend the mortgage loans which mature in 2011 and 2012. Though no assurance can be given in this regard, we believe that we will be able to refinance or extend the repayment obligation of such debt because, among other things, approximately $28.2 million of such mortgage debt secures properties with long term leases (i.e., expiring in 2022 and 2025) and approximately $10.8 million represents debt amortization payments, a portion of which will be paid from operating cash flow. We intend to repay the amount not refinanced or extended from our existing cash position, including our marketable securities or our credit line (to the extent permitted and available).

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

        Typically, we utilize funds from a credit facility to acquire a property and, thereafter secure long term, fixed rate mortgage debt on such property. We apply the proceeds from the mortgage loan to repay borrowings under the credit facility, thus providing us with the ability to re-borrow under the credit facility for the acquisition of additional properties. As a result, in order to grow our business, it is important to have a credit facility in place in order for us to pursue an active acquisition program. In addition, from 2008 through a portion of 2010, borrowers were limited in their ability to obtain mortgage financing. While we were able to obtain mortgage financing in 2010, if we are limited in doing so in the future, it will adversely affect our ability to acquire additional properties and finance or refinance existing properties.

Credit Facility

        Our revolving credit facility is provided pursuant to the Second Amended and Restated Loan Agreement, dated as of March 31, 2010, with VNB New York Corp., Bank Leumi USA, Israel Discount Bank of New York and Manufacturers and Traders Trust Company, as amended as of January 6, 2011. The credit facility is available to us for the acquisition of commercial real estate, repayment of mortgage debt, and for any other purpose, provided, if used for a purpose other than a property acquisition or mortgage repayment, the amount borrowed for such other purpose will not exceed the lesser of $6 million and 15% of the permitted borrowing base. The facility matures on March 31, 2013 and bears interest at the greater of (i) 90 day LIBOR plus 3% and (ii) 6%. Borrowings under the facility may not exceed $55 million and there is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $55 million. We are required to maintain at least $6 million average outstanding collected deposit balances. The facility is guaranteed by specified subsidiaries of our company and secured by stock or membership interests in certain subsidiaries. Net proceeds received from the sale or refinancing of properties are required to be used to repay amounts outstanding under the facility if proceeds from the facility were used to purchase or refinance the property.

        The terms of our revolving credit facility include certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. As of December 31, 2010, we were in compliance with applicable covenants.

Contractual Obligations

        The following sets forth our contractual obligations as of December 31, 2010, which includes interest and amortization payments and balances due at maturity under outstanding mortgages secured by our properties for the periods indicated. It also includes the amount due at maturity under our credit facility.

	Payment due by period
(Dollars in thousands) Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Mortgages payable—interest and amortization	$92,763	$18,548	$32,655	$23,419	$18,141
Mortgages payable—balances due at maturity	179,816	10,698	32,713	51,408	84,997
Credit facility(1)	36,200	—	36,200	—	—
Purchase obligations(2)	16,486	2,993	5,894	5,999	1,600

Total	$325,265	$32,239	$107,462	$80,826	$104,738

(1)
Represents the amount outstanding as of December 31, 2010. We may borrow up to $55,000 under such facility.

(2)
Includes $2,650 payable annually pursuant to the compensation and services agreement (at the rate in effect at December 31, 2010 and assuming such agreement continues for only five years), amounts payable to lease office space from a related party and amounts payable pursuant to a ground lease.

        As of December 31, 2010, we had $215.3 million of mortgage debt outstanding (excluding mortgage indebtedness of our unconsolidated joint ventures), all of which is non-recourse (subject to standard carve-outs). In February 2011, we repaid $7.7 million of mortgage debt. We expect that mortgage interest and amortization payments (excluding repayments of principal at maturity) of approximately $51.2 million due through 2013 will be paid primarily from cash generated from our operations. We anticipate that after giving effect to the $26.2 million paydown of our line of credit and the repayment of $7.7 million of mortgage debt, both effected following our February 2011 public offering, debt obligations due through 2013 of approximately $45.7 million, including $10 million currently outstanding under our credit facility, will be paid primarily from cash and cash equivalents and mortgage financings and refinancings. If we are unsuccessful in refinancing our existing indebtedness or financing our unencumbered properties, our cash flow, funds available under our credit facility and available cash, if any, may not be sufficient to repay all debt obligations when payments become due, and we may need to issue additional equity, obtain long or short term debt, or dispose of properties on unfavorable terms.

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

        In 2008, our board determined that, in view of the economic environment, we should conserve our capital. As a result, all of our dividends declared in 2009 consisted of 90% stock and 10% cash, pursuant to Revenue Procedures issued by the Internal Revenue Service. In 2010, as a result of the improving economic climate, all of the dividends we declared (an aggregate of $1.23 per share) were paid in cash. Our board of directors reviews the dividend policy at each regularly scheduled quarterly board meeting to determine if any changes to our dividend should be made and whether the distribution should consist of all cash or a combination of cash and stock.

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

  Purchase Accounting for Acquisition of Real Estate

        The fair value of real estate acquired is allocated to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and other value of in-place leases based in each case on their fair values. The fair value of the tangible assets of an acquired property (which includes land and building) is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land and building based on management's determination of relative fair values of these assets. We assess fair value of the lease intangibles based on estimated cash flow projections that utilize appropriate discount rates and available market information. The fair values associated with below-market rental renewal options are determined based on our experience and the relevant facts and circumstances that existed at the time of the acquisitions. The portion of the values of the leases associated with below-market renewal options that are likely to be exercised are amortized to rental income over the respective renewal periods. The allocation made by management may have a positive or negative effect on net income and may have an effect on the assets and liabilities on the balance sheet.

  Revenues

        Our revenues, which are substantially derived from rental income, include rental income that our tenants pay in accordance with the terms of their respective leases reported on a straight line basis over the term of each lease. It is our policy not to record straight-line rent beyond the expected useful life of a building. Since many of our leases provide for rental increases at specified intervals, straight line basis accounting requires us to record as an asset and include in revenues, unbilled rent receivables which we will only receive if the tenant makes all rent payments required through the expiration of the term of the lease. Accordingly, our management must determine, in its judgment, that the unbilled rent receivable applicable to each specific tenant is collectible. We review unbilled rent receivables on a quarterly basis and take into consideration the tenant's payment history and the financial condition of the tenant. In the event that the collectability of an unbilled rent receivable is in doubt, we are required to take a reserve against the receivable or a direct write off of the receivable, which has an adverse affect on net income for the year in which the reserve or direct write off is taken, and will decrease total assets and stockholders' equity.

  Carrying Value of Real Estate Portfolio

        We review our real estate portfolio on a quarterly basis to ascertain if there are any indicators of impairment to the carrying value of any of our real estate assets, including deferred costs and intangibles, in order to determine if there is any need for an impairment charge. In reviewing the portfolio, we examine the type of asset, the current financial statements or other available financial information of the tenant, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports. For each real estate asset owned for which indicators of impairment exist, if the undiscounted cash flow analysis yields an amount which is less than the asset's carrying amount, an impairment loss is recorded to the extent that the estimated fair value is less than the asset's carrying amount. The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property. Real estate assets that are expected to be disposed of are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis. We generally do not obtain any independent appraisals in determining value but rely on our own analysis and valuations. Any impairment charge taken with respect to any part of our real estate portfolio will reduce our net income and reduce assets and stockholders' equity to the extent of the amount of any impairment charge, but it will not affect our cash flow or our distributions until such time as we dispose of the property.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

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

        At December 31, 2010, we had two interest rate swap agreements outstanding that were entered into March 2009 and November 2010. The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of December 31, 2010, if there had been a 1% increase in forward interest rates, the fair market value of the interest rate swaps and net unrealized gain on derivative instruments would have increased by approximately $638,000. If there were a 1% decrease in forward interest rates, the fair market value of the interest rate swaps and net unrealized gain on derivative instruments would have decreased by approximately $726,000. These changes would not have any impact on our net income or cash.

        From time-to-time, we utilize interest rate swaps to limit interest rate risk. Derivatives are used for hedging purposes—not for speculation. We do not enter into interest rate swaps for trading purposes.

        Our mortgage debt (excluding our mortgage subject to the interest swap agreements), bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages. Our credit facility is a revolving variable rate facility which is sensitive to interest rates. Under current market conditions, we do not believe that our risk of material potential losses in future earnings, fair values and/or cash flows from near-term changes in market rates that we consider reasonably possible is material.

        We assessed the market risk for our revolving credit facility and believe that there is no foreseeable market risk because interest is charged at the greater of (i) 90 day LIBOR plus 3% and (ii) 6% per annum. At December 31, 2010, 90 day LIBOR plus 3% was approximately 3.3%; therefore, a 1% increase or decrease would not have any impact on our interest expense.

        The fair market value of our long term debt is estimated based on discounting future cash flows at interest rates that our management believes reflect the risks associated with long term debt of similar risk and duration.

        The following table sets forth our debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated fair market value at December 31, 2010:

	For the Year Ended December 31,
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Market Value
	(Dollars in thousands)
Fixed rate:
Long term debt(Note 1)	$16,012	$33,713	$9,723	$36,062	$24,735	$95,063	$215,308	$217,558
Weighted average interest rate(Note 1)	6.24%	6.16%	6.15%	6.08%	6.00%	5.91%	6.02%	6.00%
Variable rate:
Long term debt(Note 2)	—	—	$36,200	—	—	—	$36,200	$36,200

Note
1:   Does not give effect to the repayment in February 2011 of $7.7 million of mortgage debt bearing a weighted average interest rate of 7.9%.

Note
2:   Our credit line facility matures on March 31, 2013 and bears interest at the greater of (i) 6% and (ii) 90 day LIBOR plus 3%. Does not give effect to the repayment in February 2011 of $26.2 million of such debt.

Item 8.    Financial Statements and Supplementary Data.

        This information appears in Item 15(a) of this Annual Report on Form 10-K, and is incorporated into this Item 8 by reference thereto.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        A review and evaluation was performed by our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, we took no corrective measures.

Management Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by a company's board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based on its assessment, our management believes that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

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

        The audit committee of our board of directors is an "audit committee" for the purposes of Section 3(a) (58) of the Exchange Act. The members of that committee are James J. Burns, Chairman, Joseph A. DeLuca and Eugene I. Zuriff.

        Apart from certain information concerning our executive officers which is set forth in Part I of this Annual Report, additional information required by this Item 10 shall be included in our proxy statement for our 2011 annual meeting of stockholders, to be filed with the SEC not later than May 2, 2011, and is incorporated herein by reference thereto, including the information set forth under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Governance of the Company."

Item 11.    Executive Compensation.

        The information concerning our executive compensation required by this Item 11 shall be included in our proxy statement for our 2011 annual meeting of stockholders, to be filed with the SEC not later than May 2, 2011, and is incorporated herein by reference thereto, including the information set forth under the captions "Executive Compensation," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation" and "Report of Compensation Committee."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information concerning our beneficial owners and management required by this Item 12 shall be included in our proxy statement for our 2011 annual meeting of stockholders, to be filed with the SEC not later than May 2, 2011 and is incorporated herein by reference thereto, including the information set forth under the caption "Stock Ownership of Certain Beneficial Owners, Directors and Officers."

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information concerning certain relationships, related transactions and director independence required by this Item 13 shall be included in our proxy statement for our 2011 annual meeting of stockholders, to be filed with the SEC not later than May 2, 2011 and is incorporated herein by reference thereto, including the information set forth under the captions "Certain Relationships and Related Transactions," and "Governance of the Company."

Item 14.    Principal Accountant Fees and Services.

        The information concerning our principal accounting fees required by this Item 14 shall be included in our proxy statement for our 2011 annual meeting of stockholders, to be filed with the SEC not later than May 2, 2011, and is incorporated herein by reference thereto, including the information set forth under the caption "Independent Registered Public Accounting Firm."

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

        (a)   Documents filed as part of this Report:

  (1)
  The following financial statements of the Company are included in this Annual Report on Form 10-K:

—Reports of Independent Registered
Public Accounting Firm	F-1 through F-2
—Statements:
Consolidated Balance Sheets	F-3
Consolidated Statements of Income	F-4
Consolidated Statements of Stockholders' Equity	F-5
Consolidated Statements of Cash Flows	F-6 through F-7
Notes to Consolidated Financial Statements	F-8 through F-36
  (2)
  Financial Statement Schedules:

—Schedule III-Real Estate and Accumulated Depreciation	F-37 through F-38

        All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

  (3)
  Exhibits:

3.1		Articles of Amendment and Restatement of One Liberty Properties, Inc., dated July 20, 2004 (incorporated by reference to Exhibit 3.1 to One Liberty Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

3.2		Articles of Amendment to Restated Articles of Incorporation of One Liberty Properties, Inc. filed with the State of Assessments and Taxation of Maryland on June 17, 2005 (incorporated by reference to Exhibit 3.1 to One Liberty Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.3		Articles of Amendment to Restated Articles of Incorporation of One Liberty Properties, Inc. filed with the State of Assessments and Taxation of Maryland on June 21, 2005 (incorporated by reference to Exhibit 3.2 to One Liberty Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.4		By-Laws of One Liberty Properties, Inc., as amended (incorporated by reference to Exhibit 3.1 to One Liberty Properties, Inc.'s Current Report on Form 8-K filed on December 12, 2007).

4.1	*	One Liberty Properties, Inc. 2009 Incentive Plan (incorporated by reference to Exhibit A to One Liberty Properties, Inc.'s Proxy Statement on Schedule 14A filed on April 29, 2009).

4.2		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to One Liberty Properties, Inc.'s Registration Statement on Form S-2, Registration No. 333-86850, filed on April 24, 2002 and declared effective on May 24, 2002).

10.1		Seconded Amended and Restated Loan Agreement, dated as of March 31, 2010, by and among One Liberty Properties, Inc., Valley National Bank, Merchants Bank Division, Bank Leumi USA, Israel Discount Bank of New York and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to One Liberty Properties, Inc.'s Current Report on Form 8-K filed on January 10, 2011).

10.2		First Amendment dated as of January 6, 2011 to the Second Amended and Restated Loan Agreement, dated as of March 31, 2010, between VNB New York Corp. as assignee of Valley National Bank, Merchants Bank Division, Bank Leumi, USA, Manufacturers and Traders Trust Company, Israel Discount Bank of New York, and One Liberty Properties, Inc. (incorporated by reference to Exhibit 10.2 to One Liberty Properties, Inc.'s Current Report on Form 8-K filed on January 10, 2011).

10.4	*	Compensation and Services Agreement effective as of January 1, 2007 between One Liberty Properties, Inc. and Majestic Property Management Corp. (incorporated by reference to Exhibit 10.1 to One Liberty Properties, Inc.'s Current Report on Form 8-K filed on March 14, 2007).

10.5	*	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.1 to One Liberty Properties, Inc.'s Current Report on Form 8-K filed on September 15, 2010).

10.6	*	Form of Restricted Stock Award Agreement

14.1		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to One Liberty Properties, Inc.'s Current Report on Form 8-K filed on March 14, 2006).

21.1		Subsidiaries of Registrant

23.1		Consent of Ernst & Young LLP

31.1		Certification of President and Chief Executive Officer

31.2		Certification of Senior Vice President and Chief Financial Officer

32.1		Certification of President and Chief Executive Officer

32.2		Certification of Senior Vice President and Chief Financial Officer

*
Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

ONE LIBERTY PROPERTIES, INC.
Dated: March 16, 2011	By:	/s/ PATRICK J. CALLAN, JR. Patrick J. Callan, Jr. President and Chief Executive Officer

        Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ FREDRIC H. GOULD Fredric H. Gould	Chairman of the Board of Directors	March 16, 2011
/s/ PATRICK J. CALLAN, JR. Patrick J. Callan, Jr	President, Director and Chief Executive Officer (Principal Executive Officer)	March 16, 2011
/s/ JOSEPH A. AMATO Joseph A. Amato	Director	March 16, 2011
/s/ CHARLES BIEDERMAN Charles Biederman	Director	March 16, 2011
/s/ JAMES J. BURNS James J. Burns	Director	March 16, 2011
/s/ JOSEPH A. DELUCA Joseph A. DeLuca	Director	March 16, 2011
/s/ JEFFREY A. GOULD Jeffrey A. Gould	Director	March 16, 2011
/s/ MATTHEW J. GOULD Matthew J. Gould	Director	March 16, 2011
/s/ LOUIS P. KAROL Louis P. Karol	Director	March 16, 2011

Signature	Title	Date

/s/ J. ROBERT LOVEJOY J. Robert Lovejoy	Director	March 16, 2011
/s/ EUGENE I. ZURIFF Eugene I. Zuriff	Director	March 16, 2011
/s/ DAVID W. KALISH David W. Kalish	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2011
/s/ KAREN DUNLEAVY Karen Dunleavy	Vice President, Financial (Principal Accounting Officer)	March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
One Liberty Properties, Inc. and Subsidiaries

        We have audited One Liberty Properties, Inc. and Subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, One Liberty Properties, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of One Liberty Properties, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2010 of the Company and our report dated March 16, 2011 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

New York, New York
March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
One Liberty Properties, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of One Liberty Properties, Inc. and Subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of One Liberty Properties, Inc. and Subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), One Liberty Properties, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

New York, New York
March 16, 2011

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in Thousands, Except Par Value)

	December 31,
	2010	2009
ASSETS
Real estate investments, at cost
Land	$131,605	$87,071
Buildings and improvements	324,466	301,100

	456,071	388,171
Less accumulated depreciation	54,438	46,286

	401,633	341,885
Properties held for sale (including related assets of $146)	—	3,954
Investment in unconsolidated joint ventures	4,777	5,839
Cash and cash equivalents	7,732	28,036
Available-for-sale securities (including treasury bills of $3,999 in 2009)	422	6,762
Unbilled rent receivable	11,250	10,560
Unamortized intangible lease assets	11,594	7,157
Escrow, deposits and other assets and receivables	4,684	2,471
Investment in BRT Realty Trust at market (related party)	266	189
Unamortized deferred financing costs	2,265	1,833

	$444,623	$408,686

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages payable	$215,308	$190,518
Line of credit	36,200	27,000
Dividends payable	3,806	2,456
Accrued expenses and other liabilities	5,144	3,757
Unamortized intangible lease liabilities	4,982	4,827

Total liabilities	265,440	228,558

Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized; 11,212 and 10,879 shares issued and outstanding	11,212	10,879
Paid-in capital	147,158	143,272
Accumulated other comprehensive (loss) income	(156)	191
Accumulated undistributed net income	20,969	25,786

Total stockholders' equity	179,183	180,128

Total liabilities and stockholders' equity	$444,623	$408,686

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Amounts in Thousands, Except Per Share Data)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Rental income, net	$41,872	$38,454	$35,450
Lease termination fee	—	1,784	—

Total revenues	41,872	40,238	35,450

Operating expenses:
Depreciation and amortization	8,825	8,429	7,741
General and administrative (including $2,388, $2,188 and $2,290, respectively, to related party)	6,941	6,481	6,508
Real estate acquisition costs	1,010	59	—
Real estate expenses	1,543	666	354
Leasehold rent	308	308	308

Total operating expenses	18,627	15,943	14,911

Operating income	23,245	24,295	20,539
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	446	559	622
Gain on dispositions of real estate—unconsolidated joint ventures	107	—	297
Other income, including realized gain on sale of available-for-sale securities and interest income	308	358	533
Interest:
Expense	(14,574)	(13,385)	(13,610)
Amortization of deferred financing costs	(626)	(724)	(578)
Income from settlement with former president	—	951	—
Gain on sale of excess unimproved land	—	—	1,830

Income from continuing operations	8,906	12,054	9,633

Discontinued operations:
Income from operations	165	1,162	1,242
Impairment charges	—	(229)	(5,983)
Gain on troubled mortgage restructuring, as a result of conveyance to mortgagee	—	897	—
Net gain on sales	235	5,757	—

Income (loss) from discontinued operations	400	7,587	(4,741)

Net income	$9,306	$19,641	$4,892

Weighted average number of common shares outstanding:
Basic	11,465	10,651	10,183

Diluted	11,510	10,812	10,183

Net income per common share—basic:
Income from continuing operations	$.78	$1.13	$.95
Income (loss) from discontinued operations	.03	.71	(.47)

Net income per common share—basic	$.81	$1.84	$.48

Net income per common share—diluted:
Income from continuing operations	$.78	$1.12	$.95
Income (loss) from discontinued operations	.03	.70	(.47)

Net income per common share—diluted	$.81	$1.82	$.48

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

For the Three Years Ended December 31, 2010

(Amounts in Thousands, Except Per Share Data)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Undistributed Net Income	Total
Balances, December 31, 2007	$9,906	$137,076	$344	$23,913	$171,239
Distributions—common stock
Cash—$1.30 per share	—	—	—	(13,241)	(13,241)
Repurchase of common stock	(125)	(1,702)	—	—	(1,827)
Shares issued through dividend reinvestment plan	158	2,449	—	—	2,607
Restricted stock vesting	23	(23)	—	—	—
Compensation expense—restricted stock	—	888	—	—	888
Net income	—	—	—	4,892	4,892
Other comprehensive income—
Net unrealized loss on available-for-sale securities	—	—	(583)	—	(583)

Comprehensive income	—	—	—	—	4,309

Balances, December 31, 2008	9,962	138,688	(239)	15,564	163,975
Distributions—common stock
Cash—$.08 per share	—	—	—	(948)	(948)
Stock—$.80 per share	1,160	4,955	—	(8,471)	(2,356)
Repurchase of common stock	(268)	(1,148)	—	—	(1,416)
Retirement of common stock	(6)	(45)	—	—	(51)
Restricted stock vesting	31	(31)	—	—	—
Compensation expense—restricted stock	—	853	—	—	853
Net income	—	—	—	19,641	19,641
Other comprehensive income—
Net unrealized gain on available-for-sale securities	—	—	319	—	319
Net unrealized gain on derivative instruments	—	—	111	—	111

Comprehensive income	—	—	—	—	20,071

Balances, December 31, 2009	10,879	143,272	191	25,786	180,128
Distributions—common stock
Cash—$1.23 per share	—	—	—	(14,123)	(14,123)
Issuance of stock for stock dividend obligation at December 31, 2009	216	1,888	—	—	2,104
Restricted stock vesting	36	(36)	—	—	—
Shares issued through dividend reinvestment plan	81	1,119	—	—	1,200
Compensation expense—restricted stock	—	915	—	—	915
Net income	—	—	—	9,306	9,306
Other comprehensive income—
Net unrealized loss on available-for-sale securities	—	—	(60)	—	(60)
Net unrealized loss on derivative instruments	—	—	(287)	—	(287)

Comprehensive income	—	—	—	—	8,959

Balances, December 31, 2010	$11,212	$147,158	$(156)	$20,969	$179,183

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in Thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$9,306	$19,641	$4,892
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate and other assets	(384)	(5,757)	(1,830)
Gain on troubled mortgage restructuring, as a result of conveyance to mortgagee	—	(897)	—
Increase in rental income from straight-lining of rent	(693)	(1,336)	(1,201)
Decrease in rental income resulting from bad debt expense	525	619	356
(Increase) decrease in rental income from amortization of intangibles relating to leases	(442)	23	(371)
Impairment charges	—	229	5,983
Amortization of restricted stock expense	915	853	888
Retirement of common stock	—	(51)	—
Change in fair value of non-qualifying interest rate swap	—	—	650
Gain on dispositions of real estate held by unconsolidated joint ventures	(107)	—	(297)
Equity in earnings of unconsolidated joint ventures	(446)	(559)	(622)
Distributions of earnings from unconsolidated joint ventures	628	507	535
Depreciation and amortization	8,882	9,066	9,035
Amortization of financing costs	627	1,012	631
Changes in assets and liabilities:
(Increase) decrease in escrow, deposits, other assets and receivables	(1,023)	(976)	695
Increase (decrease) in accrued expenses and other liabilities	1,120	(682)	93

Net cash provided by operating activities	18,908	21,692	19,437

Cash flows from investing activities:
Purchase of real estate and improvements	(38,813)	(576)	(60,009)
Net proceeds from sale of real estate and excess unimproved land	4,136	24,014	2,976
Investment in unconsolidated joint ventures	—	(7)	(379)
Distributions of return of capital from unconsolidated joint ventures	991	86	1,435
Prepaid tenant improvement allowance	(1,750)	—	—
Net proceeds from sale of available-for-sale securities	6,345	4,495	525
Purchase of available-for-sale securities	—	(10,683)	—

Net cash (used in) provided by investing activities	(29,091)	17,329	(55,452)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(5,393)	(5,692)	(5,148)
Repayment of mortgages and loan payable	(10,689)	(14,088)	(8,328)
Proceeds from mortgage financings	7,500	2,559	14,185
Proceeds from bank line of credit	28,700	—	27,000
Repayment on bank line of credit	(19,500)	—	—
Issuance of shares through dividend reinvestment plan	1,200	—	2,607
Payment of financing costs	(1,272)	(208)	(366)
Cash distributions—common stock	(10,564)	(2,939)	(14,640)
Repurchase of common stock	—	(1,416)	(1,827)
Change in restricted cash	—	—	7,742
Expenses associated with stock issuance	(103)	(148)	—

Net cash (used in) provided by financing activities	(10,121)	(21,932)	21,225

Net (decrease) increase in cash and cash equivalents	(20,304)	17,089	(14,790)
Cash and cash equivalents at beginning of year	28,036	10,947	25,737

Cash and cash equivalents at end of year	$7,732	$28,036	$10,947

Continued on next page

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Amounts in Thousands)

	Year Ended December 31,
	2010	2009	2008
Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense	$14,464	$15,287	$14,908
Cash paid during the year for income taxes	73	67	81
Supplemental schedule of non-cash investing and financing activities:
Mortgage debt extinguished upon conveyance of properties to mortgagee by deeds-in-lieu of foreclosure	$—	$8,706	$—
Properties conveyed to mortgagee	—	8,075	—
Liabilities extinguished upon transfer to mortgagee	—	543	—
Common stock dividend—portion paid in shares of Company's common stock	2,209	6,263	—
Assumption of mortgages payable in connection with purchase (sale) of real estate	33,548	(9,069)	2,771
Purchase accounting allocations—intangible lease assets	5,500	—	4,362
Purchase accounting allocations—intangible lease liabilities	(1,040)	—	(451)
Purchase accounting allocations—mortgage payable discount	—	—	(40)

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010

NOTE 1—ORGANIZATION AND BACKGROUND

        One Liberty Properties, Inc. ("OLP") was incorporated in 1982 in the state of Maryland. OLP is a self-administered and self-managed real estate investment trust ("REIT"). OLP acquires, owns and manages a geographically diversified portfolio of retail (including furniture and office supply stores), industrial, office, flex, health and fitness and other properties, a substantial portion of which are under long-term net leases. As of December 31, 2010, OLP owned 84 properties, two of which are vacant, and one of which is a 50% tenancy in common interest. OLP's joint ventures owned a total of four properties. The 88 properties are located in 29 states.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements include the accounts and operations of OLP and its wholly owned subsidiaries. OLP and its subsidiaries are hereinafter referred to as the "Company". Material intercompany items and transactions have been eliminated.

Investment in Unconsolidated Joint Ventures

        The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting. All investments in joint ventures have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support and, as a group, the holders of the equity at risk have power through voting rights to direct the activities of the venture. As a result, none of the Company's joint ventures are variable-interest entities. In addition, although the Company is the managing member, it does not exercise substantial operating control over these entities, and therefore the entities are not consolidated. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for its share of equity in earnings, cash contributions and distributions. None of the joint venture debt is recourse to the Company.

        The Company has elected to follow the cumulative earnings approach when assessing, for the statement of cash flows, whether the distribution from the investee is a return of the investor's investment as compared to a return on its investment. The source of the cash generated by the investee to fund the distribution is not a factor in the analysis (that is, it does not matter whether the cash was generated through investee refinancing, sale of assets or operating results).

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

Use of Estimates

        The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Revenue Recognition

        Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the term of the lease. The Company's policy is not to record straight-line rent beyond the expected useful life of a building. In order for management to determine, in its judgment, that the unbilled rent receivable applicable to each specific property is collectible, management reviews unbilled rent receivables on a quarterly basis and takes into consideration the tenant's payment history and financial condition. Some of the leases provide for additional contingent rental revenue in the form of percentage rents and increases based on the consumer price index. The percentage rents are based upon the level of sales achieved by the lessee and are recorded once the required sales levels are reached.

        Substantially all of the Company's properties are subject to long-term net leases under which the tenant is typically responsible to pay for real estate taxes, insurance and ordinary maintenance and repairs for the property directly to the vendor and the Company is not the primary obligor with respect to such items. As a result, the revenue and expenses relating to these properties is recorded on a net basis. For certain properties, the tenants, in addition to base rent, also pay the Company their pro rata share of real estate taxes and operating expenses. The income and expenses associated with these properties is recorded on a gross basis. During 2010, the Company recorded additional rental income for the reimbursement of expenses in the amount of $496,000. No additional rental income was recorded during 2009 and 2008.

        Gains or losses on disposition of properties are recorded when the criteria under GAAP have been met.

Fair Value Measurements

        The Company accounts for fair value measurements based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity's own assumptions about market participant assumptions. In accordance with the fair value hierarchy, Level 1 assets/liabilities are v alued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

instruments, on quoted prices in less active or inactive markets, or on other "observable" market inputs and Level 3 assets/liabilities are valued based significantly on "unobservable" market inputs. The Company does not currently own any financial instruments that are classified as Level 3.

Purchase Accounting for Acquisition of Real Estate

        The Company allocates the purchase price of real estate among land, building, improvements and intangibles, such as the value of above, below and at-market leases and origination costs associated with in-place leases. The Company assesses the fair value of the lease intangibles and the assumed mortgage based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 in the fair value hierarchy. The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant. The value, as determined, is allocated to land, buildings and improvements based on management's determination.

        In valuing an acquired property's intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods, such as real estate taxes, insurance, other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand. Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs.

        The values of acquired above-market and below-market leases are recorded based on the present values (using discount rates which reflect the risks associated with the leases acquired) of the differences between the contractual amounts to be received and management's estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of the acquisitions. Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal period(s). The fair values associated with below-market rental renewal options are determined based on the Company's experience and the relevant facts and circumstances that existed at the time of the acquisitions. The values of above-market leases are amortized to rental income over the terms of the respective non-cancelable lease periods. The portion of the values of below-market leases associated with the original non-cancelable lease terms are amortized to rental income over the terms of the respective non-cancelable lease periods. The portion of the values of the leases associated with below-market renewal options that are likely of exercise are amortized to rental income over the respective renewal periods. The value of other intangible assets (including leasing commissions and tenant improvements) is amortized to expense over the applicable terms of the respective leases. If a lease were to be terminated prior to its stated expiration or not renewed, all unamortized amounts relating to that lease would be recognized in operations at that time. The estimated useful lives of building and intangible assets or liabilities generally range from two to forty years.

        As a result of the acquisitions made during 2010, the Company recorded intangible lease assets of $5,500,000 and intangible lease liabilities of $1,040,000, representing the value of the acquired leases and assumed lease origination costs. The weighted average amortization period for the 2010 acquisitions is 13.3 years for the intangible lease assets and 23.0 years for the intangible lease liabilities. The weighted average amortization period prior to the next renewal option is 30.8 years for the intangible lease liabilities. The assumed mortgages were determined to be at market. The Company did not acquire any properties during 2009. The Company recognized a net increase (decrease) in rental

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

revenue of $442,000, ($23,000) and $371,000 for the amortization of the above/below market leases for 2010, 2009 and 2008, respectively. For 2010, 2009 and 2008, the Company recognized amortization expense of $620,000, $534,000 and $499,000, respectively, relating to the amortization of the assumed lease origination costs. The results for 2010 and 2009 include an increase (decrease) in rental revenue of $462,000 and ($170,000), respectively, and additional amortization expense of $115,000 and $323,000, respectively, resulting from the accelerated expiration of certain leases. At December 31, 2010 and 2009, accumulated amortization of intangible lease assets was $3,046,000 and $2,188,000, respectively and accumulated amortization of intangible lease liabilities was $1,160,000 and $1,562,000, respectively.

        The unamortized balance of intangible lease assets as a result of acquired above market leases at December 31, 2010 will be deducted from rental income through 2026 as follows:

2011	$505,000
2012	463,000
2013	462,000
2014	456,000
2015	451,000
Thereafter	1,787,000

Total	$4,124,000

        The unamortized balance of intangible lease liabilities as a result of acquired below market leases at December 31, 2010 will be added to rental income through 2041 as follows:

2011	$394,000
2012	394,000
2013	394,000
2014	394,000
2015	394,000
Thereafter	3,012,000

Total	$4,982,000

        The unamortized balance of origination costs associated with in-place leases at December 31, 2010 will be charged to amortization expense through 2027 as follows:

2011	$753,000
2012	705,000
2013	703,000
2014	691,000
2015	683,000
Thereafter	3,935,000

Total	$7,470,000

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Effective January 1, 2009, the Company began expensing acquisition related transaction costs as required by changes in the related accounting guidance. Previously, the Company capitalized amounts related to its acquisition of real estate. Such real estate acquisition costs amounted to $1,010,000 and $59,000 in 2010 and 2009, respectively.

Accounting for Long-Lived Assets and Impairment of Real Estate Owned

        The Company reviews its real estate portfolio on a quarterly basis to ascertain if there are any indicators of impairment to the value of any of its real estate assets, including deferred costs and intangibles, in order to determine if there is any need for an impairment charge. In reviewing the portfolio, the Company examines one or more of the following: the type of asset, the current financial statements or other available financial information of the tenant, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence with the tenant, including property inspection reports. For each real estate asset owned for which indicators of impairment exist, if the undiscounted cash flow analysis yields an amount which is less than the asset's carrying amount, an impairment loss is recorded to the extent that the estimated fair value is less than the asset's carrying amount. The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property. The analysis includes an estimate of the future cash flows that are expected to result from the real estate investment's use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. Real estate assets that are classified as held for sale are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis. There were no impairment charges required for the year ended December 31, 2010.

        A conditional asset retirement obligation ("CARO") is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within the control of the Company. The Company would record a liability for a CARO if the fair value of the obligation can be reasonably estimated. There were no CARO's recorded by the Company during the three years ended December 31, 2010.

Cash and Cash Equivalents

        All highly liquid investments with original maturities of three months or less when purchased are considered to be cash equivalents. The Company places its cash and cash equivalents in high quality financial institutions.

Escrow, Deposits and Other Assets and Receivables

        Escrow, deposits and other assets and receivables include $1,184,000 and $738,000 at December 31, 2010 and 2009, respectively, of restricted cash relating to real estate taxes, insurance and other escrows.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Doubtful Accounts

        The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our tenants to make required rent payments. If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required. At December 31, 2010 and 2009, the balance in allowance for doubtful accounts was $977,000 and $472,000, respectively, recorded as a reduction to accounts receivable. The Company records bad debt expense as a reduction of rental income. For the years ended December 31, 2010, 2009 and 2008, the Company recorded bad debt expense of $525,000, $619,000 and $356,000, respectively. Of these amounts, $2,000, $75,000 and $277,000 were recorded in discontinued operations for 2010, 2009 and 2008, respectively.

Depreciation and Amortization

        Depreciation of buildings and improvements is computed on the straight-line method over an estimated useful life of 40 years for commercial properties and 27 1/2 years for the Company's residential property. Depreciation ceases when a property is deemed "held for sale". If a property which was deemed "held for sale" is reclassified to a "held and used" property, "catch-up" depreciation is recorded. Leasehold interest and the related ground lease payments are amortized over the initial lease term of the leasehold position. Depreciation expense, including amortization of a leasehold position, lease origination costs, and capitalized lease commissions amounted to $8,825,000, $8,429,000 and $7,741,000 for 2010, 2009 and 2008, respectively.

Deferred Financing Costs

        Mortgage and credit line costs are deferred and amortized on a straight-line basis over the terms of the respective debt obligations, which approximates the effective interest method. At December 31, 2010 and 2009, accumulated amortization of such costs was $2,764,000 and $2,943,000, respectively.

Federal Income Taxes

        The Company has qualified as a real estate investment trust under the applicable provisions of the Internal Revenue Code. Under these provisions, the Company will not be subject to federal income taxes on amounts distributed to stockholders providing it distributes at least 90% of its taxable income and meets certain other conditions.

        Distributions during 2010 included 1.3% treated as capital gain distributions, with the balance treated as ordinary income. All distributions during 2009 were attributable to ordinary income.

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment in Available-For-Sale Securities

        The Company determines the classification of equity and debt securities at the time of purchase and reassesses the classification at each reporting date. At December 31, 2010, all marketable securities have been classified as available-for-sale and recorded at fair value. The fair value of the Company's equity and debt investment in publicly-traded companies is determined based upon the closing trading price of the equity and debt securities as of the balance sheet date and unrealized gains and losses on these securities are recorded as a separate component of stockholders' equity.

        The Company's investment in 37,081 common shares of BRT Realty Trust ("BRT"), a related party of the Company, (accounting for less than 1% of the total voting power of BRT), was purchased at a cost of $132,000 and has a fair market value at December 31, 2010 of $266,000.

        At December 31, 2010, the total cumulative unrealized gain of $20,000 on all investments in equity and debt securities is reported as accumulated other comprehensive income (loss) in the stockholders' equity section.

        Realized gains and losses are determined using the average cost method and is included in "Other income" on the income statement. During 2010, 2009 and 2008, sales proceeds and gross realized gains and losses on securities classified as available-for-sale were (amounts in thousands):

	2010	2009	2008
Sales proceeds	$6,345	$4,495	$525
Gross realized losses	$—	$—	$4
Gross realized gains	$149	$—	$4

Concentration of Credit Risk

        The Company maintains accounts at various financial institutions. While the Company attempts to limit any financial exposure, its deposit balances exceed federally insured limits. The Company has not experienced any losses on such accounts.

        The Company's properties are located in 29 states. During 2010, 2009 and 2008, 12.4%, 14.2% and 15.7% of rental revenues, respectively, were attributable to properties located in Texas and 14.7%, 15.6% and 16.6% of rental revenues, respectively, were attributable to properties located in New York. No other state contributed over 10% to the Company's rental revenues.

        The Company owns eleven retail furniture stores that are located in six states and are net leased to Haverty Furniture Companies, Inc. pursuant to a master lease. The initial term of the net lease expires August 2022, with several renewal options. These properties, which represented 12.5% of the depreciated book value of real estate investments at December 31, 2010, generated rental revenues of approximately $4,844,000 in each year, or 11.6%, 12.0% and 13.7%, of the Company's total revenues for 2010, 2009 and 2008, respectively.

        In 2008, the Company acquired eight retail office supply stores, located in seven states, net leased to Office Depot, Inc. pursuant to eight separate leases which contain cross default provisions. The initial term of the net leases expire September 2018, with several renewal options. These eight properties plus two other Office Depot properties the Company already owned represented 11.8% of

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

the depreciated book value of real estate investments at December 31, 2010 and generated rental revenues of $4,433,000 $4,433,000 and $1,551,000, or 10.6%, 11% and 4.4%, of the Company's total revenues for 2010, 2009 and 2008, respectively.

Earnings Per Common Share

        Basic earnings per share was determined by dividing net income for each year by the weighted average number of shares of common stock outstanding. This includes the unvested restricted stock outstanding during each year, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. Excluded from the basic weighted average number of common shares outstanding are the restricted stock units awarded under the Pay-for-Performance Program described in Note 10, as these units are not participating securities.

        Diluted earnings per share reflects the potential dilution that could occur if securities or other rights exercisable for, or convertible into, common stock were exercised or converted or resulted in the issuance of common stock that shared in the earnings of the Company. The weighted average number of common shares outstanding used for the diluted earnings per share calculations includes the impact of common stock issued in connection with the dividends paid in April, July and October 2009 and January 2010, as of the dividend declaration date, as the shares were contingently issuable as of that date. Such stock dividends were included in basic earnings per share as of the issuance date. The diluted weighted average number of common shares also includes 100,000 shares of common stock underlying the restricted stock units awarded under the Pay-For-Performance Program which were granted on September 14, 2010 as described in Note 10. These shares would be deemed to be issued based on the Company's stock price at December 31, 2010 and dividends paid through December 31, 2010. The remaining 100,000 shares of common stock underlying the restricted stock units awarded under the Pay-For-Performance Program are not included, as they did not meet the defined performance conditions as of December 31, 2010. There were no outstanding options to purchase shares of common stock or other rights exercisable for, or convertible into, common stock in 2010, 2009 and 2008.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

	2010	2009	2008
Numerator for basic and diluted earnings per share:
Net income	$9,306	$19,641	$4,892

Denominator:
Denominator for basic earnings per share— weighted average shares	11,465	10,651	10,183
Effect of diluted securities:
Restricted stock units awarded under Pay-for-Performance program	30	—	—
Stock dividend payable	15	161	—

Denominator for diluted earnings per share	11,510	10,812	10,183

Basic earnings per share	$.81	$1.84	$.48

Diluted earnings per share	$.81	$1.82	$.48

Segment Reporting

        Virtually all of the Company's real estate assets are comprised of real estate owned that is net leased to tenants on a long-term basis. Therefore, the Company operates predominantly in one industry segment.

Derivatives and Hedging Activities

        The Company's objective in using derivatives, and in particular interest rate swaps, is to add stability to interest expense and to manage its exposure to interest rate movements. The Company does not use derivatives for trading or speculative purposes.

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

        The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows are considered cash flow hedges. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

accumulated other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. For derivatives not designated as cash flow hedges, changes in the fair value of the derivative are recognized directly in earnings in the period in which the change occurs.

Stock Based Compensation

        The fair value of restricted stock grants and restricted stock units, determined as of the date of grant, is amortized into general and administrative expense over the respective vesting period. The deferred compensation to be recognized as expense is net of certain forfeiture and performance assumptions which are re-evaluated quarterly.

New Accounting Pronouncements

        In January 2010, the FASB issued Accounting Standards Update No. 2010-1, Accounting for Distributions to Shareholders with Components of Stock and Cash. The updated guidance clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for the purpose for such calculation. ASU 2010-1 is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied retrospectively. As a result of the adoption of this updated guidance, the Company has restated its weighted average shares outstanding and its earnings per share for the 2009 interim quarters as presented in Note 18.

        On January 1, 2010, the Company adopted the updated consolidation accounting guidance for determining whether an entity is a variable interest entity, or VIE, which requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. The updated guidance requires an entity to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The updated guidance was effective for the first annual reporting period that began after November 15, 2009. The adoption did not have any impact on the Company's consolidated financial statements.

        In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures, Improving Disclosures about Fair Value Measurements which requires a number of additional disclosures regarding fair value measurements, including the amount of transfers between Level 1 and 2 of the fair value hierarchy, the reasons for transfers in or out of Level 3 of the fair value hierarchy and activity for recurring Level 3 measures. In addition, the amendments clarify certain existing disclosure requirements related to the level at which fair value disclosures should be disaggregated and the requirement to provide disclosures about the valuation techniques and inputs used in determining the fair value of assets or liabilities classified as Level 2 or 3. These required disclosures were effective January 1, 2010, except for the disclosures about purchases, sales and issuances and settlements in the roll-forward of activity in Level 3 fair value measurements. Those disclosures are effective for the Company on January 1, 2011 and early adoption is permitted. There were no transfers between Level 1 and 2 of the fair value hierarchy during 2010. The adoption resulted

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

in additional disclosures but did not have a material effect on the Company's consolidated financial condition, results of operations, or cash flows. The gross presentation of the Level 3 rollforward is required for interim and annual reporting periods beginning after December 15, 2010. While the Company is currently evaluating the effect of adoption of this guidance, it currently believes that its adoption will not have a material impact on its consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

NOTE 3—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS

Real Estate Acquisitions

        The following chart details the Company's real estate acquisitions during the year ended December 31, 2010. There were no acquisitions in the year ended December 31, 2009. (Amounts in thousands)

Description of Property	Date(s) Acquired	Purchase Price		Terms of Payment and Mortgage Information	Third Party Real Estate Acquisition Costs(a)
Community shopping center, Royersford, Pennsylvania	February 28, 2010	$23,500		Cash and $17,700 mortgage assumption. Mortgage matures May 2014 with interest at 5.67% per annum.	$399
Specialty retail property, Monroeville, Pennsylvania	April 28, 2010	1,313(b	)	All cash	54
Retail department store property, Kansas City, Missouri	June 30, 2010	8,950		All cash	46
Six fast food restaurant locations, Pennsylvania (sale/leaseback transactions)	July 30, 2010 and August 31, 2010	7,958		All cash	216
Supermarket and related parking lot, West Hartford, Connecticut	October 7, 2010	20,550		Cash and $13,000 mortgage assumption. Mortgage matures May 2016 with interest at 6.1% per annum	205
Two retail properties, Houston, Texas	November 17, 2010	7,434		Cash and $2,900 mortgage assumption. Mortgage matures January 2017 with interest at 5.98% per annum.	70
Restaurant location, Island Park, New York	December 22, 2010	2,600		All cash	20

		$72,305			$1,010

(a)
Included in the accompanying consolidated statements of income.

(b)
Purchase price includes $300 of contracted building improvements.

        All of the properties purchased by the Company in 2010 are currently 100% occupied and, except for the community shopping center, are each leased by a single tenant pursuant to a long term net

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

NOTE 3—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

lease. The community shopping center is currently leased to eleven separate tenants and a significant portion of the rental income from this property is derived from ground leases.

Pro Forma Financial Information (unaudited)

        During the period January 1, 2009 through December 31, 2010, the Company acquired 14 properties for a total purchase price of approximately $72,300,000, sold five properties and conveyed to the mortgagee by deeds-in-lieu of foreclosure five properties (as discussed in Note 4). The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for 2010 and 2009, as if all properties acquired, sold and conveyed to the mortgagee were completed as of January 1, 2009. The total $1,069,000 (including $59,000 paid in 2009) acquisition costs paid in connection with the 2010 purchases are included below as a reduction of net income in the 2009 period. This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisitions, sales and conveyed properties occurred as of January 1, 2009, nor does it purport to predict the results of operations for future periods. (Amounts in thousands, except per share data.)

	Year ended December 31,
	2010	2009
Pro forma revenues	$45,677	$47,420
Pro forma net income	$11,017	$13,601
Pro forma weighted average number of common shares outstanding:
Basic	11,465	10,651
Diluted	11,510	10,812
Pro forma net income per common share:
Basic	$.96	$1.28
Diluted	$.96	$1.26

        Revenues and net income related to these properties already included in the 2010 results of operations amounted to $3,488,000 and $440,000, respectively.

Minimum Future Rentals

        Included in the minimum future rentals are rentals from one property pursuant to a long term ground lease from the fee owner. The Company pays annual fixed leasehold rent of $296,875 through July 2014 with 25% increases every five years through March 3, 2020 and the Company has a right to extend the lease for up to five 5-year and one seven month renewal options.

        Excluded from minimum future rentals are rentals from two properties where the tenants, Robb & Stucky Limited LLLP ("Robb & Stucky") and Blockbuster Inc., filed for protection under federal bankruptcy laws in February 2011 and September 2010, respectively. The lease for the property tenanted by Robb & Stucky required annual rent of $1,398,000 through June 2014 with an approximate 9.9% increase in 2014 and 2020 until the lease expires in 2025. The lease for the property tenanted by Blockbuster Inc. required annual rent of $113,000 through its lease expiration in November 2011.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

NOTE 3—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

        Except for two vacant properties, the rental properties owned at December 31, 2010 are leased under noncancellable operating leases with current expirations ranging from 2011 to 2038, with certain tenant renewal rights. Substantially all lease agreements are net lease arrangements which require the tenant to pay not only rent but all the expenses of the leased property including maintenance, taxes, utilities and insurance. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.

        The minimum future rentals to be received over the next five years and thereafter on the operating leases in effect at December 31, 2010 are as follows:

Year Ending December 31,	(In Thousands)
2011	$41,626
2012	41,455
2013	41,378
2014	39,006
2015	34,981
Thereafter	221,466

Total	$419,912

Unbilled Rent Receivable

        At December 31, 2010 and 2009, the Company has recorded an unbilled rent receivable aggregating $11,250,000 and $10,706,000, respectively, including $146,000 classified as assets related to properties held for sale at December 31, 2009, representing rent reported on a straight-line basis in excess of rental payments required under the term of the respective leases. This amount is to be billed and received pursuant to the lease terms during the next twenty years.

        During 2010, the Company wrote off or recorded accelerated amortization of $1,152,000 of unbilled "straight-line" rent receivable, which includes $149,000 relating to a property sold during 2010 and $1,003,000 relating to Robb & Stucky. During 2009, the Company wrote-off or recorded accelerated amortization of $1,545,000 of unbilled "straight-line" rent receivable. During 2008, the Company wrote-off or recorded accelerated amortization of $332,000 of unbilled "straight-line" rent receivable for six retail properties, including five properties formerly leased to Circuit City Stores, Inc.

Lease Termination Fee Income

        In June 2009, the Company received a $1,905,000 lease termination fee from a retail tenant that had been paying its rent on a current basis, but had vacated the property in March 2009. Offsetting this amount is the write off of the entire balance of the unbilled rent receivable and the intangible lease asset related to this property, aggregating $121,000. The net amount of $1,784,000 is recorded on the income statement as "Lease termination fee" income in the year ended December 31, 2009. The Company re-leased this property effective November 2009.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

NOTE 3—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

Sale of Excess Unimproved Land

        In May 2008, the Company sold a five acre parcel of excess, unimproved land to an unrelated third party for $3,150,000 and realized a gain of $1,830,000. This land, adjacent to a flex property owned by the Company, had been acquired by the Company as part of the purchase of the flex property in 2000.

NOTE 4—DISCONTINUED OPERATIONS AND PROPERTIES HELD FOR SALE

        Discontinued operations include two real estate investments sold in 2010, three real estate investments sold in 2009 and five real estate investments formerly leased to Circuit City Stores, Inc. and conveyed in July 2009 to the mortgagee by deeds-in-lieu of foreclosure. The operations were previously reclassified to discontinued operations in all periods presented. The related assets sold in 2010 were also previously reclassified to assets held for sale as of December 31, 2009.

        Properties are classified as held for sale when management has determined that it has met the criteria established under GAAP. Properties which are held for sale are not depreciated and their operations are included in a separate component of income on the consolidated statements of income under the caption Discontinued Operations.

Properties Conveyed to Mortgagee

        Circuit City Stores, Inc., a retail tenant which previously leased five properties from five of OLP's wholly-owned subsidiaries, filed for protection under the Federal bankruptcy laws in November 2008, rejected leases for two of the properties in December 2008 and for the remaining three properties in March 2009. These five properties were secured by non-recourse cross-collateralized mortgages with an outstanding balance of $8,706,000. No payments were made on these mortgages from December 2008 and a letter of default was received in March 2009. In July 2009, these properties were conveyed to the mortgagee by deeds-in-lieu of foreclosure and OLP and the five wholly-owned subsidiaries which owned the Circuit City properties were released from all obligations, including principal, interest and real estate taxes due.

        The $8,075,000 carrying value of the portfolio of the properties transferred, net of the $5,231,000 of impairment charges taken at December 31, 2008, approximated their fair value at the time of transfer.

        The conveyance of these properties was accounted for as a troubled debt restructuring. The Company had accrued interest expense on these mortgages and real estate tax expense totaling $297,000 and $246,000, respectively, for the period December 2008 through July 2009. In connection with this conveyance, the Company wrote off deferred costs and escrows relating to these mortgages totaling $277,000. The Company recognized an $897,000 ($.08 per diluted and basic common share) "Gain on troubled mortgage restructuring, as a result of conveyance to mortgagee" based on the excess of the carrying amount of the mortgages and property payables over the fair value of the portfolio of properties transferred.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

NOTE 4—DISCONTINUED OPERATIONS AND PROPERTIES HELD FOR SALE (Continued)

Sales of Properties

        During 2010, the Company sold to unrelated parties, two properties in separate transactions, for an aggregate of approximately $4,100,000, net of closing costs, and realized an aggregate gain of $235,000, which is included in net gain on sales in discontinued operations in the results of operations for 2010. The net book value of the two properties was $3,808,000 at December 31, 2009 and is included in properties held for sale on the accompanying balance sheet. At December 31, 2009, assets related to properties held for sale consists of unbilled rent receivable for one of the properties sold in 2010.

        In February 2009, the Company entered into a lease termination agreement with a retail tenant of a Texas property that had been paying its rent on a current basis, but had vacated the property in 2006. Pursuant to the agreement, the tenant paid the Company $400,000 as consideration for the lease termination. On March 5, 2009, the Company sold this property for $1,900,000 and recorded an impairment charge of $229,000 to recognize the loss. This is in addition to an impairment charge of $752,000 taken in 2008. The related property income and expenses, including the impairment charges and the lease termination fee, are included in discontinued operations.

        In October 2009, in unrelated transactions, the Company sold two properties for an aggregate price of $31,788,000, resulting in gains totaling $5,757,000, which is included in net gain on sales in discontinued operations in the results of operations for 2009. In connection with the closings, one mortgage, in the amount of $9,069,000, was assumed by the buyer and the other mortgage, in the amount of $10,477,000, was paid off and the related interest rate swap agreement was terminated. The Company incurred a $492,000 fee for terminating the swap which is included in interest expense in discontinued operations.

        The following details the components of income from discontinued operations, primarily the ten properties discussed above (amounts in thousands):

	Year Ended December 31,
	2010	2009	2008
Rental income	$355	$3,642	$4,891

Depreciation and amortization	57	637	1,293
Real estate expenses	8	288	268
Interest expense	125	1,555	2,088

Total expenses	190	2,480	3,649

Income from operations	165	1,162	1,242
Impairment charges	—	(229)	(5,983)
Gain on troubled mortgage restructuring, as a result of conveyance to mortgagee	—	897	—
Net gain on sales	235	5,757	—

Income (loss) from discontinued operations	$400	$7,587	$(4,741)

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

NOTE 5—INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

        In April 2010, one of the Company's unconsolidated joint ventures sold its only property for a sales price of $3,171,000, net of closing costs. The sale resulted in a gain to the Company of $107,000.

        The Company's remaining four unconsolidated joint ventures each own and operate one property. At December 31, 2010 and 2009, the Company's equity investment in unconsolidated joint ventures totaled $4,777,000 and $5,839,000, respectively. These balances are net of distributions, including distributions of $1,619,000 and $593,000 received in 2010 and 2009, respectively. In addition to the gain on sale of properties of $107,000 and $297,000 for 2010 and 2008, respectively, the unconsolidated joint ventures contributed $446,000, $559,000 and $622,000 in equity earnings for 2010, 2009 and 2008, respectively.

NOTE 6—DEBT OBLIGATIONS

Mortgages Payable

        At December 31, 2010, there were 36 outstanding mortgages payable, all of which are secured by first liens on individual real estate investments with an aggregate carrying value before accumulated depreciation of $352,402,000. The mortgage payments bear interest at fixed rates ranging from 5.44% to 8.8%, and mature between 2011 and 2037. The weighted average interest rate was 6.02% and 6.18% for the years ended December 31, 2010 and 2009, respectively.

        Scheduled principal repayments during the next five years and thereafter are as follows:

Year Ending December 31,	(In Thousands)
2011	$16,012	(a)
2012	33,713
2013	9,723
2014	36,062
2015	24,735
Thereafter	95,063

Total	$215,308

(a)
Includes two mortgage loans that the Company paid off in February 2011, one of which had a principal balance of $6,086,000 with a scheduled maturity date of August 2012 and one of which had a $1,589,000 balance which the lender was able to call on 90 days' notice.

Line of Credit

        On May 26, 2010, the Company entered into a Second Amended and Restated Loan Agreement, effective as of March 31, 2010, with VNB New York Corp., Bank Leumi USA, Israel Discount Bank of New York and Manufacturer's & Trader's Trust Company, which amends and restates its prior credit facility. The Second Amended and Restated Loan Agreement reduced the Company's permitted borrowings from $62,500,000 to $40,000,000, extended the expiration date of the credit facility to March 31, 2012, increased the interest rate to the greater of (i) 90 day LIBOR plus 3%, or (ii) 6% per

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

NOTE 6—DEBT OBLIGATIONS (Continued)

annum, and maintained an unused facility fee of 1/4% per annum. Upon closing, the Company paid the banks a $400,000 commitment fee which is being amortized over the term of the facility. At December 31, 2010, there was $36,200,000 outstanding under the facility.

        The terms of the credit facility include certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, minimum amount of tangible net worth, minimum amount of debt service coverage, minimum amount of fixed charge coverage, maximum amount of debt to value, minimum level of net income, certain investment limitations and minimum value of unencumbered properties and number of such properties. As of December 31, 2010, the Company was in compliance with all covenants.

        On January 6, 2011, the Company entered into an amendment to its credit facility which, among other things, increased the Company's borrowing capacity by $15,000,000 to $55,000,000 and extended the maturity by one year to March 31, 2013. There was no change in the interest rate. The Company incurred an additional $350,000 commitment fee which will be amortized over the remaining term of the facility.

        In February 2011, the Company paid down the facility by $26,200,000 using a portion of the proceeds from a public offering as discussed in Note 17. At March 10, 2011, there was $10,000,000 outstanding under the facility.

        The facility is guaranteed by specified subsidiaries of the Company and secured by stock or membership interests in certain subsidiaries. The facility is available to pay off existing mortgages, to fund the acquisition of additional properties, and for any other purpose, provided, if used for a purpose other than a property acquisition or mortgage repayment, it will not exceed the lesser of $6,000,000 or 15% of the permitted borrowing base, as defined. Net proceeds received from the sale or refinancing of properties are required to be used to repay amounts outstanding under the facility if proceeds from the facility were used to purchase or refinance the property.

NOTE 7—DERIVATIVE FINANCIAL INSTRUMENTS

        The following is a summary of the terminated and designated derivative financial instruments as of December 31, 2010 and 2009 (amounts in thousands):

							Fair Value December 31,
		Notional—December 31,
						Balance Sheet Location
Designation and Maturity Date		Count	2010	Count	2009		2010	2009
Qualifying	Active Cash
November 2020	Flow Interest Rate Swap	one	$4,493	—	$—	Other Assets	$126	$—

Qualifying	Active Cash
December 2014	Flow Interest Rate Swap	one	$9,569	one	$9,832	Other Liabilities	$302	$—

						Other Assets	$—	$111

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

NOTE 7—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        During 2009, the Company recorded a $111,000 gain on hedge ineffectiveness attributable to the late designation of one of the Company's interest rate swaps which was recorded as a reduction of interest expense. During 2010, the Company did not record any ineffectiveness. In addition, during 2009 the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the Company's termination of the loan agreement on this interest rate swap due to the sale of the mortgaged property in October 2009. The accelerated amount was a gain of $63,000 reclassified out of other comprehensive income into earnings as a reduction to interest expense. There were no accelerated amounts recorded during 2010.

        The following table presents the effect of the Company's derivative financial instrument that was not designated as a cash flow hedge on the consolidated statement of income for the year ended December 31, 2009 (amounts in thousands):

Derivative Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Gain Recognized on Derivative
Interest Rate Swap	Interest Expense	$201

        In 2010, both of the Company's interest rate swaps were designated as cash flow hedges.

        The following table presents the effect of the Company's derivative financial instruments that were designated as cash flow hedges on the consolidated statement of income for the year ended December 31, 2010 (amounts in thousands):

Derivative in Cash Flow Hedging Relationships	(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Swap	$(523)	Interest Expense	$(236)	Interest Expense	$—

        At December 31, 2010, the Company had two qualifying interest rate swaps designated as cash flow hedges. Amounts reported in accumulated other comprehensive income related to these derivatives will be reclassified to interest expense as interest payments are made on the Company's variable rate debt. During the next 12 months, the Company estimates an additional $306,000 will be reclassified from other comprehensive income to interest expense.

        The derivative agreements in existence at December 31, 2010 provide that if either wholly-owned subsidiary of the Company which is a party to any such agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary's derivative obligation. In addition, the Company is a party to one of the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, then the Company could be held liable for such swap breakage losses.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

NOTE 7—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Financial Instruments Not Measured at Fair Value

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which adjustments to measure at fair value are not reported:

        Cash and cash equivalents:    The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

        Mortgages payable:    At December 31, 2010, the $217,558,000 estimated fair value of the Company's mortgages payable is more than their carrying value by approximately $2,250,000, assuming a blended market interest rate of 6% based on a five year weighted average remaining term of the mortgages.

        Line of credit:    The $36,200,000 carrying amount of the Company's line of credit, approximates its fair value at December 31, 2010.

        The fair value of the Company's mortgages and line of credit was estimated using other observable inputs such as available market information and discounted cash flow analysis based on borrowing rates the Company believes it could obtain with similar terms and maturities.

NOTE 8—FAIR VALUE OF FINANCIAL INSTRUMENTS

        Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Financial Instruments Measured at Fair Value

        The Company's financial assets and liabilities, other than mortgages payable and line of credit, are generally short-term in nature, and consist of cash and cash equivalents, rents and other receivables, other assets, and accounts payable and accrued expenses. The carrying amounts of these assets and liabilities are not measured at fair value on a recurring basis, but are considered to be recorded at amounts that approximate fair value due to their short-term nature.

        The fair value of the Company's available-for-sale securities and derivative financial instrument was determined using the following inputs as of December 31, 2010 (amount in thousands):

		Fair Value Measurements Using Fair Value Hierarchy
	Carrying and Fair Value
		Level 1	Level 2
Financial assets:
Available-for-sale securities:
Equity securities	$688	$688	$—
Derivative financial instrument	126	—	126
Financial liabilities:
Derivative financial instrument	302	—	302

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

NOTE 8—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Available-for-sale securities

        The Company's available-for-sale securities have a total cost of $640,000. At December 31, 2010, unrealized gains on such securities were $149,000 and unrealized losses were $101,000. The aggregate net unrealized gain of $48,000 is included in accumulated other comprehensive income on the balance sheet. Fair values are approximated on current market quotes from financial sources that track such securities. All of the available-for-sale securities in an unrealized loss position are equity securities and amounts are not considered to be other than temporary impairment because the Company expects the value of these securities to recover and plans on holding them until at least such recovery.

        During 2010, the Company sold three corporate bonds for total gross proceeds of $2,356,000 and recognized a total gain of $149,000 on the sales. At December 31, 2009, the total unrealized gain on these bonds was $186,000 which was included in accumulated other comprehensive income on the balance sheet.

Derivative financial instruments

        Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. At December 31, 2010, these derivatives are included in other assets and other liabilities on the consolidated balance sheet.

        Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparty. However, as of December 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

NOTE 9—RELATED PARTY TRANSACTIONS

        At December 31, 2010 and 2009, Gould Investors L.P. ("Gould"), a related party, owned 1,346,275 and 1,268,221 shares of the outstanding common stock of the Company or approximately 11.7% and 11.4%, respectively. During 2010, Gould purchased 5,700 shares of the Company's stock in the open market, purchased 45,029 shares of the Company's stock through the Company's dividend reinvestment plan and received 27,325 shares of the Company in connection with the stock dividend paid in January 2010. During 2009, Gould purchased 139,970 shares of the Company's stock in the open market and received 136,544 shares of the Company in connection with the stock dividends paid in April, July and October 2009.

        Effective as of January 1, 2007, the Company entered into a compensation and services agreement with Majestic Property Management Corp. ("Majestic"), a company wholly-owned by our Chairman and in which certain of the Company's executive officers are officers and from which they receive compensation. Under the terms of the agreement, Majestic took over the Company's obligations to

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

NOTE 9—RELATED PARTY TRANSACTIONS (Continued)

make payments to Gould (and other affiliated entities) under a shared services agreement and agreed to provide to the Company the services of all affiliated executive, administrative, legal, accounting and clerical personnel that the Company had previously used on an as needed, part time basis and for which the Company had reimbursed an allocated portion of the payroll expenses of such personnel in accordance with the shared services agreement. Accordingly, the Company no longer incurs any allocated payroll expenses. Under the terms of the compensation and services agreement, Majestic (or its affiliates) continues to provide to the Company certain property management services (including construction supervisory services), property acquisition, sales and leasing services and mortgage brokerage services that it has provided to the Company in the past, some of which were capitalized, deferred or reduced net sales proceeds in prior years. The Company does not incur any fees or expenses for such services except for the annual fees described below.

        As consideration for providing to the Company the services described above, the Company paid Majestic an annual fee of $2,225,000, $2,025,000 and $2,025,000 in 2010, 2009 and 2008, respectively, in equal monthly installments. Majestic credits against the fee payments due to it under the agreement any management or other fees received by it from any joint venture in which the Company is a joint venture partner (exclusive of fees paid by the tenant in common on a property located in Los Angeles, California). The agreement also provides for an additional payment to Majestic of $175,000 in 2010, 2009 and 2008 for the Company's share of all direct office expenses, such as rent, telephone, postage, computer services and internet usage, previously allocated to the Company under the shared services agreement. The annual payments the Company makes to Majestic is negotiated each year by the Company and Majestic, and is approved by the Company's Audit Committee and the Company's independent directors. The Company also agreed to pay the Company's Chairman $250,000 per annum effective January 2007 and to pay the Company's Vice Chairman $100,000 per annum effective January 2011.

        In addition to its share of rent included in the $175,000 payment to Majestic, the Company also leases under a direct lease with a subsidiary of Gould approximately 1,200 square feet of additional space in the same building at an annual rent of $45,000.

NOTE 10—STOCK BASED COMPENSATION

        The Company's 2009 Stock Incentive Plan, approved by the Company's stockholders in June 2009, permits the Company to grant stock options, restricted stock and/or performance-based awards to its employees, officers, directors and consultants. A maximum of 600,000 shares of the Company's common stock is authorized for issuance pursuant to the 2009 Incentive Plan.

        The Company's 2003 Stock Incentive Plan, approved by the Company's stockholders in June 2003, permitted the Company to grant stock options and restricted stock to its employees, officers, directors and consultants. A maximum of 275,000 shares of the Company's common stock was authorized for issuance pursuant to the 2003 Incentive Plan.

        The restricted stock grants are charged to general and administrative expense over the respective vesting periods based on the market value of the common stock on the grant date. Substantially all restricted stock awards made to date provide for vesting upon the fifth anniversary of the date of grant and under certain circumstances may vest earlier. For accounting purposes, the restricted stock is not

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

NOTE 10—STOCK BASED COMPENSATION (Continued)

included in the outstanding shares shown on the balance sheet until they vest; however dividends are paid on the unvested shares.

	Years Ended December 31,
	2010	2009	2008
Restricted share grants	875	175,025 (a)	50,550
Average per share grant price	$14.64	$7.00	$17.50
Recorded as deferred compensation	$13,000	$1,225,000	$885,000
Total charge to operations, all outstanding restricted share grants	$889,000	$853,000	$888,000
Non-vested shares:
Non-vested beginning of period	357,925	213,625	186,300
Grants	875	175,025	50,550
Vested during period	(36,050)	(30,675)	(22,650)
Forfeitures	(1,810)	(50)	(575)

Non-vested end of period	320,940	357,925	213,625

Average value of non-vested shares (based on grant price)	$13.33	$13.90	$20.39

Value of shares vested (based on grant price)	$687,000	$602,000	$420,000

Average value of shares forfeited (based on grant price)	$13.62	$24.50	$22.36

(a)
Of these 175,025 shares, 72,275 shares were awarded effective February 26, 2010, but were considered granted in December 2009 pursuant to GAAP, because the grants were approved by the Company's board of directors and communicated to the grantees in December 2009. The balance of 102,750 shares were awarded and effective in 2009. The 175,025 restricted stock grants were granted to (i) full time employees and outside directors (40%) and (ii) part time individuals covered by the compensation and services agreement (60%).

        On September 14, 2010, the Board of Directors approved a Pay-For-Performance Program under the Company's 2009 Incentive Plan and awarded 200,000 performance share awards in the form of restricted stock units (the "Units"), half of which were awarded to full time employees of the Company. The other half were awarded to part time officers of the Company that are compensated through the compensation and services agreement, some of whom are also officers of Majestic Property Management Corp. Holders of Units are not entitled to dividends or to vote the underlying shares until the Units vest and shares are issued. If the defined performance criteria are satisfied at June 30, 2017, one share of the Company's common stock will be issued for each Unit outstanding. The program allows for 100,000 Units to vest if the average annual return on capital exceeds 10% and a pro-rata portion of 100,000 Units to vest if the average annual return on capital is between 8% and 10%. The program allows 100,000 Units to vest if the average annual total stockholder return exceeds 13% and a pro-rata portion of 100,000 Units to vest if the average annual total stockholder return is between 10.25% and 13%. In the event that the performance criteria are not satisfied in whole or in part at June 30, 2017, the unvested Units will be forfeited and no shares of the Company's common stock will be issued for those Units. For the awards which vest based on total stockholder return, a third party

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

NOTE 10—STOCK BASED COMPENSATION (Continued)

appraiser prepared a Monte Carlo simulation pricing model to determine the fair value. For the awards which vest based on return on capital, the fair value is based on the market value on the date of grant. Expense is not recognized on the Units which the Company does not expect to vest as a result of service conditions or the Company's performance expectations. The average per Unit grant price of the 200,000 units granted is $11.74. The total amount recorded as deferred compensation for the year ended December 31, 2010 is $608,000 and will be charged to general and administrative expense over the approximate seven year vesting period. For the year ended December 31, 2010, $26,000 was charged to general and administrative expense. The deferred compensation expense to be recognized is net of certain forfeiture and performance assumptions (which are re-evaluated quarterly). No Units were forfeited during 2010.

        Through December 31, 2010, a total of 274,125 and 342,990 restricted shares and restricted stock units were issued pursuant to the Company's 2003 and 2009 Stock Incentive Plans, respectively. Under the 2009 Incentive Plan, 257,010 shares remain available for grant. No additional shares may be granted under the 2003 Incentive Plan. Approximately $2,254,000 remains as deferred compensation and will be charged to expense over the remaining respective vesting periods. The weighted average vesting period is approximately 4.0 years. As of December 31, 2010, 2009 and 2008 there were no options outstanding under the 2009 and 2003 Incentive Plans.

NOTE 11—COMMON STOCK DIVIDEND DISTRIBUTIONS

        In 2010, the Company declared an aggregate $1.23 per share in cash distributions. In 2009, the Company declared an aggregate $.08 and $.80 per share in cash and stock distributions, respectively.

        The following table details the distributions paid in cash and common stock of the Company in 2010 and 2009:

Payment Date	Total Dividend	Cash	# Common Shares	Per Share Value of Common Stock
January 4, 2011	$3,807,000	$3,807,000	—	—
October 6, 2010	3,444,000	3,444,000	—	—
July 7, 2010	3,436,000	3,436,000	—	—
April 6, 2010	3,436,000	3,436,000	—	—
January 25, 2010	2,456,000	246,000	216,000	$10.20
October 30, 2009	2,401,000	240,000	255,000	8.45
July 21, 2009	2,333,000	234,000	376,000	5.58
April 27, 2009	2,229,000	223,000	529,000	3.79

        The number of common shares issued and outstanding as presented on the balance sheet at December 31, 2009 would have been 11,095,000, taking into account the 216,000 shares issued on January 25, 2010.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

NOTE 12—DISTRIBUTION REINVESTMENT PLAN

        In June 2010, the Company reinstated its Dividend Reinvestment Plan (the "Plan"). The Plan provides stockholders with the opportunity to reinvest all, or a portion of, their cash dividends paid on the Company's common stock in additional shares of its common stock, at a discount of up to 5% from the market price. The discount is determined at the Company's sole discretion. The Company is currently offering a 5% discount from market, the same discount which was in place at the time of the suspension in December 2008. The Company issued 81,154 and 158,242 common shares under the Plan during 2010 and 2008, respectively.

NOTE 13—STOCK REPURCHASE PROGRAMS

        In November 2008, the Company announced that its Board of Directors had authorized a twelve month common stock repurchase program of up to 500,000 shares of the Company's common stock in open market transactions. From November 2008 through October 2009, the Company repurchased 300,000 shares of common stock for an aggregate of $1,679,000.

        In August 2007, the Company announced that its Board of Directors had authorized a twelve month common stock repurchase program of up to 500,000 shares of the Company's common stock in open market transactions. From August 2007 through July 2008, the Company repurchased 252,000 shares of common stock for an aggregate of $4,776,000.

NOTE 14—INCOME FROM SETTLEMENT WITH FORMER PRESIDENT

        On November 23, 2009, the Company settled its civil suit against the Company's former president and chief executive officer (who resigned in July 2005 following the discovery of inappropriate financial dealings). The terms of the settlement included his payment to the Company of $900,000, 5,641 shares of the Company, valued at $51,000, based on the November 23, 2009 stock closing price and the assignment of his interest in a real estate consulting venture, which value has been fully reserved against. The income from this settlement, which aggregated $951,000, was recorded in the year ended December 31, 2009.

NOTE 15—COMMITMENTS AND CONTINGENCIES

        The Company maintains a non-contributory defined contribution pension plan covering eligible employees. Contributions by the Company are made through a money purchase plan, based upon a percent of qualified employees' total salary as defined. Pension expense approximated $114,000, $114,000 and $107,000 for 2010, 2009 and 2008, respectively.

        In the ordinary course of business the Company is party to various legal actions which management believes are routine in nature and incidental to the operation of the Company's business. Management believes that the outcome of the proceedings will not have a material adverse effect upon the Company's consolidated financial statements taken as a whole.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

NOTE 16—INCOME TAXES

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

        Included in general and administrative expenses for the years ended December 31, 2010, 2009 and 2008 are state tax expense of $193,000, $178,000 and $162,000, respectively.

Reconciliation between Financial Statement Net Income and Federal Taxable Income:

        The following unaudited table reconciles financial statement net income to federal taxable income for the years ended December 31, 2010, 2009 and 2008 (amounts in thousands):

	2010 Estimate	2009 Actual	2008 Actual
Net income	$9,306	$19,641	$4,892
Straight line rent adjustments	(1,695)	(1,176)	(1,023)
Financial statement gain on sale in excess of tax gain(A)	649	(9,620)	(1,685)
Rent received in advance, net	205	299	(82)
Financial statement impairment charge	—	—	5,983
Financial statement adjustment for above/below market leases	20	23	(371)
Non-deductible portion of restricted stock expense	249	741	507
Financial statement adjustment of fair value of derivative	—	(650)	650
Financial statement depreciation in excess of tax depreciation	1,100	626	1,158
Property acquisition costs—capitalize for tax purposes	1,010	59	—
Other adjustments	551	600	64

Federal taxable income	$11,395	$10,543	$10,093

(A)
For the year ended December 31, 2009, amount includes $5,021 GAAP gain on sale of real estate which was deferred for federal tax purposes in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended. Also includes financial statement impairment charges of $5,983, which were recorded during the year ended December 31, 2008 relating to four properties that were disposed of in the year ended December 31, 2009.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

NOTE 16—INCOME TAXES (Continued)

Reconciliation between Cash Dividends Paid and Dividends Paid Deduction:

        The following unaudited table reconciles cash dividends paid with the dividends paid deduction for the years ended December 31, 2010, 2009 and 2008 (amounts in thousands):

	2010 Estimate	2009 Actual	2008 Actual
Dividends paid(A)	$14,123	$9,416	$13,241
Dividend reinvestment plan(B)	108	—	96

	14,231	9,416	13,337
Less: Spillover dividends designated to previous year	(3,844)	(2,667)	(5,861)
Plus: Dividends designated from following year	1,058	3,844	2,667

Dividends paid deduction(C)	$11,445	$10,593	$10,143

(A)
In 2009, the quarterly dividends on the Company's common stock of $.22 per share were paid in cash and/or shares of the Company's common stock.

(B)
Amount reflects the 5% discount on the Company's common shares purchased through the dividend reinvestment plan, which was reinstated in June 2010 after it was suspended in December 2008.

(C)
Dividends paid deduction is slightly higher than federal taxable income in 2010, 2009 and 2008 so as to account for adjustments made to federal taxable income as a result of the impact of the alternative minimum tax.

NOTE 17—SUBSEQUENT EVENTS

        On March 8, 2011, the Board of Directors declared a quarterly cash distribution of $.33 per share totaling $4,739,000, on the Company's common stock, payable on April 5, 2011 to stockholders of record on March 22, 2011.

        On February 11, 2011, the Company sold 2,700,000 shares of its common stock in a public offering for net proceeds of approximately $40,600,000. The proceeds were used to repay two mortgages in aggregate amount of $7,700,000 having a weighted average interest rate of 7.9%, and to reduce the amount outstanding under the line of credit by $26,200,000. The remaining balance of the proceeds will be used for general corporate purposes, including to fund property acquisitions. The number of common shares issued and outstanding as presented on the balance sheet at December 31, 2010 would have been 13,912,000 taking into account the 2,700,000 shares issued on February 11, 2011.

        On January 15, 2011, 74,040 shares were issued as restricted share grants having an aggregate value of approximately $1,226,000.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

NOTE 18—QUARTERLY FINANCIAL DATA (Unaudited):

  (In Thousands, Except Per Share Data)

	Quarter Ended
					Total For Year
2010	March 31	June 30	Sept. 30	Dec. 31
Rental revenues as previously reported	$10,103	$10,642	$10,688	$10,660	$42,093
Revenues from discontinued operations(A)	(124)	(97)	—	—	(221)

Revenues	$9,979	$10,545	$10,688	$10,660	$41,872

Income from continuing operations(B)	$2,367	$2,327	$2,572	$1,640	$8,906
Income from discontinued operations(B)	54	72	274	—	400

Net income	$2,421	$2,399	$2,846	$1,640	$9,306

Weighted average number of common shares outstanding:
Basic:	11,395	11,453	11,481	11,531	11,465

Diluted:	11,453	11,453	11,518	11,631	11,510

Basic:
Income from continuing operations(B)	$.21	$.20	$.23	$.14	$.78	(C)
Income from discontinued operations(B)	—	.01	.02	—	.03	(C)

Net income	$.21	$.21	$.25	$.14	$.81	(C)

Diluted:
Income from continuing operations(B)	$.21	$.20	$.23	$.14	$.78	(C)
Income from discontinued operations(B)	—	.01	.02	—	.03	(C)

Net income	$.21	$.21	$.25	$.14	$.81	(C)

(A)
Represents revenues from discontinued operations which were previously included in rental revenues as previously reported.

(B)
Amounts have been adjusted to give effect to the Company's discontinued operations.

(C)
Calculated on weighted average shares outstanding for the year.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

NOTE 18—QUARTERLY FINANCIAL DATA (Unaudited): (Continued)

	Quarter Ended
					Total For Year
2009	March 31	June 30	Sept. 30	Dec. 31
Rental revenues as previously reported	$9,841	$11,530	$9,591	$9,838	$40,800
Revenues from discontinued operations(D)	(144)	(144)	(137)	(137)	(562)

Revenues	$9,697	$11,386	$9,454	$9,701	$40,238

Income from continuing operations(E)	$2,263	$4,231	$2,147	$3,413	$12,054
Income from discontinued operations(E)	390	212	1,293	5,692	7,587

Net income	$2,653	$4,443	$3,440	$9,105	$19,641

Weighted average number of common shares outstanding:
Basic:	10,165	10,488	10,837	11,104	10,651

Diluted:	10,276	10,751	10,974	11,234	10,812

Net income per common share:

Basic:
Income from continuing operations(E)	$.22	$.40	$.20	$.31	$1.13	(F)
Income from discontinued operations(E)	.04	.02	.12	.51	.71	(F)

Net income	$.26	$.42	$.32	$.82	$1.84	(F)

Diluted:
Income from continuing operations(E)	$.22	$.39	$.19	$.30	$1.12	(F)
Income from discontinued operations(E)	.04	.02	.12	.51	.70	(F)

Net income	$.26	$.41	$.31	$.81	$1.82	(F)

(D)
Represents revenues from discontinued operations which were previously included in rental revenues as previously reported.

(E)
Amounts have been adjusted to give effect to the Company's discontinued operations.

(F)
Calculated on weighted average shares outstanding for the year.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Schedule III—Consolidated Real Estate and Accumulated Depreciation

December 31, 2010

(Amounts in Thousands)

											Life on Which Depreciation in Latest Income Statement is Computed (Years)
				Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2010
		Initial Cost To Company
						Buildings and Improvements		Accumulated Depreciation	Date of Construction	Date Acquired
	Encumbrances	Land	Buildings	Improvements	Land		Total
Free Standing Retail Locations:
10 Properties—Note 1	$2,706	$19,929	$29,720	$—	$19,929	$29,720	$49,649	$2,234	Various	Various	40
Royersford, PA	17,176	19,538	3,150	—	19,538	3,150	22,688	69	2001	2/24/10	40
11 Properties—Note 2	24,054	10,286	45,414	—	10,286	45,414	55,700	5,346	Various	04/07/06	40
Miscellaneous	73,273	54,673	120,419	1,240	54,673	121,659	176,332	21,583	Various	Various	40
Flex Buildings:
Miscellaneous	12,622	2,993	15,125	1,032	2,993	16,157	19,150	3,893	Various	Various	40
Office Buildings:
Parsippany, NJ	15,197	6,055	23,300	—	6,055	23,300	29,355	3,082	1997	09/16/05	40
Miscellaneous	14,918	3,537	13,688	2,637	3,537	16,325	19,862	3,715	Various	Various	40
Apartment Building:
Miscellaneous	7,058	1,110	4,439	—	1,110	4,439	5,549	2,670	1910	06/14/94	27.5
Industrial:
Baltimore, MD—Note 3	22,434	6,474	25,282	—	6,474	25,282	31,756	2,555	1960	12/20/06	40
Miscellaneous	11,201	4,777	18,263	969	4,777	19,232	24,009	3,275	Various	Various	40
Theater:
Miscellaneous	5,750	—	8,328	—	—	8,328	8,328	3,429	2000	08/10/04	15.6
Health Clubs:
Miscellaneous	8,919	2,233	8,729	2,731	2,233	11,460	13,693	2,587	Various	Various	40

Totals	$215,308	$131,605	$315,857	$8,609	$131,605	$324,466	$456,071	$54,438

Note 1—These ten properties are retail office supply stores net leased to the same tenant, pursuant to separate leases. Eight of these leases contain cross default provisions. They are located in eight states (Florida, Illinois, Louisiana, North Carolina, Texas, California, Georgia and Oregon) and no individual property is greater than 5% of the Company's total assets.

Note 2—These 11 properties are retail furniture stores covered by one master lease and one loan that is secured by cross—collateralized mortgages. They are located in six states (Georgia, Kansas, Kentucky, South Carolina, Texas and Virginia) and no individual property is greater than 5% of the Company's total assets.

Note 3—Upon purchase of the property in December 2006, a $416,000 rental income reserve was posted by the seller for the Company's benefit, since the property was not producing sufficient rent at the time of acquisition. The Company recorded the receipt of this rental reserve as a reduction to land and building.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Schedule III
Consolidated Real Estate and Accumulated Depreciation

(a)
Reconciliation of "Real Estate and Accumulated Depreciation"

(Amounts In Thousands)

	Year Ended December 31,
	2010	2009	2008
Investment in real estate:

Balance, beginning of year	$388,171	$387,595	$329,728

Addition: Land, buildings and improvements	67,900	576	59,015
Deductions:
Cost of properties sold	—	—	(1,148)

Balance, end of year	$456,071	$388,171	$387,595

	(b)

Accumulated depreciation:

Balance, beginning of year	$46,286	$38,389	$31,031

Addition: Depreciation	8,152	8,467	8,470
Deduction:
Accumulated depreciation related to "properties held for sale"	—	(570)	(1,112)

Balance, end of year	$54,438	$46,286	$38,389

(b)
The aggregate cost of the properties is approximately $15,816 lower for federal income tax purposes at December 31, 2010.