Form 10-Q
period 2011-03-31
ONE LIBERTY PROPERTIES INC
filed 2011-05-09
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC   20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 4, 2011, the registrant had 14,429,381 shares of common stock outstanding.

One Liberty Properties Inc. and Subsidiaries

i

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Real estate investments, at cost
Land	$132,956	$131,605
Buildings and improvements	329,100	324,466
	462,056	456,071
Less accumulated depreciation	56,576	54,438
	405,480	401,633

Investment in unconsolidated joint ventures	5,352	4,777
Cash and cash equivalents	11,724	7,732
Available-for-sale securities	367	422
Unbilled rent receivable	11,589	11,250
Unamortized intangible lease assets	11,653	11,594
Escrow, deposits and other assets and receivables	2,720	4,684
Investment in BRT Realty Trust at market (related party)	240	266
Unamortized deferred financing costs	2,495	2,265

Total assets	$451,620	$444,623

Liabilities and Stockholders’ Equity
Liabilities:
Mortgages payable	$206,447	$215,308
Line of credit	10,000	36,200
Dividends payable	4,738	3,806
Accrued expenses and other liabilities	4,636	5,144
Unamortized intangible lease liabilities	6,907	4,982

Total liabilities	232,728	265,440

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized; 14,011 and 11,212 shares issued and outstanding	14,011	11,212
Paid-in capital	186,045	147,158
Accumulated other comprehensive loss	(127)	(156)
Accumulated undistributed net income	18,963	20,969

Total stockholders’ equity	218,892	179,183

Total liabilities and stockholders’ equity	$451,620	$444,623

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Rental income, net	$11,325	$9,979

Operating expenses:
Depreciation and amortization	2,367	2,110
General and administrative (including $597 and $547, respectively, to related party)	1,750	1,653
Real estate acquisition costs	27	346
Real estate expenses	461	181
Leasehold rent	77	77
Total operating expenses	4,682	4,367

Operating income	6,643	5,612

Other income and expenses:
Equity in earnings of unconsolidated joint ventures	31	124
Interest and other income	12	51
Interest:
Expense	(3,641)	(3,279)
Amortization of deferred financing costs	(313)	(141)
Income from continuing operations	2,732	2,367

Income from discontinued operations	—	54

Net income	$2,732	$2,421

Weighted average number of common shares outstanding:
Basic	13,117	11,395
Diluted	13,117	11,453

Net income per common share — basic and diluted:
Income from continuing operations	$.21	$.21
Income from discontinued operations	—	—
Net income per common share — basic and diluted	$.21	$.21

Cash distribution declared per share of common stock	$.33	$.30

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

For the three month period ended March 31, 2011 (Unaudited)

and the year ended December 31, 2010

(Amounts in Thousands, Except Per Share Data)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Undistributed Net Income	Total

Balances, January 1, 2010	$10,879	$143,272	$191	$25,786	$180,128

Distributions — common stock
Cash - $1.23 per share	—	—	—	(14,123)	(14,123)
Issuance of stock for stock dividend obligation at December 31, 2009	216	1,888	—	—	2,104
Restricted stock vesting	36	(36)	—	—	—
Shares issued through dividend reinvestment plan	81	1,119	—	—	1,200
Compensation expense — restricted stock	—	915	—	—	915
Net income	—	—	—	9,306	9,306
Other comprehensive income —
Net unrealized loss on available-for-sale securities	—	—	(60)	—	(60)
Net unrealized loss on derivative instruments	—	—	(287)	—	(287)
Comprehensive income	—	—	—	—	8,959

Balances, December 31, 2010	11,212	147,158	(156)	20,969	179,183

Distributions — common stock
Cash - $.33 per share	—	—	—	(4,738)	(4,738)
Restricted stock vesting	46	(46)	—	—	—
Shares issued in stock offering — net of offering costs of $282	2,700	37,869	—	—	40,569
Shares issued through dividend reinvestment plan	53	793	—	—	846
Compensation expense — restricted stock	—	271	—	—	271
Net income	—	—	—	2,732	2,732
Other comprehensive income -
Net unrealized loss on available-for-sale securities	—	—	(79)	—	(79)
Net unrealized gain on derivative instruments	—	—	131	—	131
OLP’s share of joint venture net unrealized loss on derivative instruments	—	—	(23)	—	(23)
Comprehensive income	—	—	—	—	2,761

Balances, March 31, 2011	$14,011	$186,045	$(127)	$18,963	$218,892

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$2,732	$2,421
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in rental income from straight-lining of rent	(339)	(431)
Decrease in rental income resulting from bad debt expense	311	62
Decrease (increase) in rental income from amortization of intangibles relating to leases	33	(3)
Amortization of restricted stock expense	271	250
Equity in earnings of unconsolidated joint ventures	(31)	(124)
Distributions of earnings from unconsolidated joint ventures	93	100
Depreciation and amortization	2,367	2,135
Amortization of financing costs	313	142
Changes in assets and liabilities:
(Increase) decrease in escrow, deposits, other assets and receivables	(59)	249
Decrease in accrued expenses and other liabilities	(433)	(436)
Net cash provided by operating activities	5,258	4,365

Cash flows from investing activities:
Purchase of real estate and improvements	(2,613)	(5,890)
Investment in unconsolidated joint ventures	(669)	—
Distributions of return of capital from unconsolidated joint ventures	10	4
Prepaid tenant improvement allowance	—	(1,750)
Net proceeds from sale of available-for-sale securities	—	1,994
Net cash used in investing activities	(3,272)	(5,642)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(1,370)	(1,343)
Repayment of mortgages payable	(7,668)	(2,433)
Proceeds from mortgage financings	—	3,000
Proceeds from common stock offering, net	40,569	—
Repayment on bank line of credit	(26,200)	—
Issuance of shares through dividend reinvestment plan	846	—
Payment of financing costs	(365)	(360)
Cash distributions to common stockholders	(3,806)	(247)
Expenses associated with stock issuance	—	(35)
Net cash provided by (used in) financing activities	2,006	(1,418)

Net increase (decrease) in cash and cash equivalents	3,992	(2,695)
Cash and cash equivalents at beginning of period	7,732	28,036
Cash and cash equivalents at end of period	$11,724	$25,341

Continued on next page

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

	Three Months Ended March 31,
	2011	2010
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,186	$3,246

Supplemental schedule of non-cash investing and financing activities:
Common stock dividend — portion paid in shares of Company’s common stock	—	2,209
Assumption of mortgage payable in connection with purchase of real estate	—	17,654
Purchase accounting allocation — intangible lease assets	409	2,633
Purchase accounting allocation — intangible lease liabilities	2,031	—
Reclassification of 2010 prepaid tenant improvement allowance to building improvements	1,750	—

See accompanying notes to consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements  (Unaudited)

March 31, 2011

Note 1 - Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in the state of Maryland.  OLP is a self-administered and self-managed real estate investment trust (“REIT”).  OLP acquires, owns and manages a geographically diversified portfolio of retail (including furniture and office supply stores), industrial, office, flex, health and fitness and other properties, a substantial portion of which are under long-term net leases.  As of March 31, 2011, OLP owned 85 properties, two of which are vacant and one of which is a 50% tenancy in common interest.  OLP’s joint ventures owned a total of five properties. The 90 properties are located in 29 states.

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results for the full year.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

The consolidated financial statements include the accounts and operations of OLP and its wholly-owned subsidiaries (collectively, the “Company”).   Material intercompany items and transactions have been eliminated. The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting.  All investments in joint ventures have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support and, as a group, the holders of the equity at risk have power through voting rights to direct the activities of the venture. As a result, none of the Company’s joint ventures are variable interest entities.  In addition, although the Company is the managing member of these joint ventures, it does not exercise substantial operating control over these entities, and therefore the entities are not consolidated.  These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for their share of equity in earnings, cash contributions and distributions.  None of the joint venture debt is recourse to the Company.

Certain amounts reported in previous consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current period’s presentation, primarily to reclassify the operations of two properties which were sold during the three months ended September 30, 2010 to discontinued operations for the three months ended March 31, 2010.

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2011 (Continued)

Note 3 - Earnings Per Common Share

For the three months ended March 31, 2011 and 2010, basic earnings per share was determined by dividing net income for each period by the weighted average number of shares of common stock outstanding, including the effect of the 2,700,000 shares sold in February 2011 as described in Note 9. It also includes the unvested restricted stock during each period, as the restricted stock is entitled to receive dividends and is therefore considered a participating security.  Excluded from the basic weighted average number of common shares outstanding are the restricted stock units awarded under the Pay-for-Performance program described in Note 12, as these units are not participating securities.

Diluted earnings per share reflects the potential dilution that could occur if securities or other rights exercisable for, or convertible into, common stock were exercised or converted or resulted in the issuance of common stock that shared in the earnings of the Company.  The weighted average number of  common  shares outstanding used  for the  diluted  earnings  per share calculation for the three months ended March 31, 2010 includes the full impact of common stock issued in connection with the dividend paid in January 2010, based on the December 11, 2009 dividend declaration date, as the shares were contingently issuable as of December 11, 2009.  This stock dividend was included in basic earnings per share as of the January 25, 2010 issuance date. The diluted weighted average number of common shares does not include 200,000 shares of common stock underlying the restricted stock units awarded on September 14, 2010 under the Pay-for-Performance Program, as they did not meet the defined performance conditions or total stockholder return as of March 31, 2011.  There were no options outstanding to purchase shares of common stock or other rights exercisable for, or convertible into, common stock during the three months ended March 31, 2011 and 2010.

Note 4 - Investment in Unconsolidated Joint Ventures

The Company’s five unconsolidated joint ventures each own and operate one property, including one recently organized 50% owned joint venture which acquired a retail property in March 2011 for a total purchase price of $3,200,000.  At March 31, 2011 and December 31, 2010, the Company’s equity investment in unconsolidated joint ventures totaled $5,352,000 and $4,777,000, respectively. The Company recorded equity in earnings of $31,000 and $124,000 for the three months ended March 31, 2011 and 2010, respectively.

Note 5 - Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments.  If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required.  At March 31, 2011 and December 31, 2010, the balance in allowance for doubtful accounts was $1,288,000 and $977,000, respectively, recorded as a reduction to accounts receivable. The Company records bad debt expense as a reduction of rental income. For the three months ended March 31, 2011 and 2010, the Company recorded bad debt expense of $311,000 and $62,000, respectively, of which $14,000 of such bad debt expense was recorded in discontinued operations in the three months ended March 31, 2010.  The bad debt expense for the three months ended March 31, 2011 results substantially from uncollected rental income and real estate taxes related to a property tenanted by Robb & Stucky.  Robb & Stucky filed for bankruptcy protection in February 2011.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2011 (Continued)

Note 6 - Real Estate Acquisitions

On March 4, 2011, the Company acquired a retail property located in Illinois for an all cash purchase price of $2,325,000. The Company incurred third party acquisition costs of $15,000 during the three months ended March 31, 2011 related to this acquisition.

As a result of this acquisition, the Company recorded intangible lease liabilities of $2,031,000 and intangible lease assets of $409,000, representing the value of the acquired below market lease and origination costs.  The Company assessed the fair value of the lease intangible based on estimated cash flow projections that use appropriate discount rates and available market information (including an evaluation of lease renewal options). Such inputs are Level 3 in the fair value hierarchy. The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant.  The value, as determined, is allocated to land, buildings and improvements based on management’s determination.  The Company is currently in the process of finalizing the purchase price allocations for this property; therefore, they are preliminary and subject to change.

Note 7 - Discontinued Operations

The following is a summary of income from discontinued operations applicable to two properties sold in July 2010 and September 2010 (amounts in thousands):

Three Months Ended March 31, 2010
Rental income	$124

Depreciation and amortization	24
Real estate expenses	2
Interest expense	44

Total expenses	70

Income from discontinued operations	$54

There were no discontinued operations for the three months ended March 31, 2011.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2011 (Continued)

Note 8 - Line of Credit

On January 6, 2011, the Company entered into an amendment of its credit facility with VNB New York Corp., Bank Leumi USA, Israel Discount Bank of New York and Manufacturer’s & Trader’s Trust Company, which, among other things, increased the Company’s borrowing capacity by $15,000,000 to $55,000,000 and extended the maturity by one year to March 31, 2013.  The interest rate thereon is the greater of (i) 90 day LIBOR plus 3% (3.303% at March 31, 2011), and (ii) 6% per annum, and there is an unused facility fee of ¼ % per annum. The Company incurred an additional $350,000 commitment fee which will be amortized over the remaining term of the facility. At March 31, 2011, there was $10,000,000 outstanding under the facility.  The Company was in compliance with all covenants at March 31, 2011.

Note 9 — Public Offering

On February 11, 2011, the Company sold 2,700,000 shares of its common stock for net proceeds of approximately $40,600,000.  The proceeds were used to repay two mortgages in aggregate amount of $7,700,000 having a weighted average interest rate of 7.9% and to reduce the amount outstanding under the line of credit by $26,200,000.  The remaining balance of the proceeds will be used for general corporate purposes, including to fund property acquisitions.

Note 10 - Common Stock Cash Dividend

On March 8, 2011, the Board of Directors declared a quarterly cash dividend of $.33 per share on the Company’s common stock, totaling $4,738,000. The quarterly dividend was paid on April 5, 2011 to stockholders of record as of March 22, 2011.

Note 11 - Comprehensive Income

Comprehensive income for the three months ended March 31, 2011 and 2010 is as follows (amounts in thousands):

	Three Months Ended March 31,
	2011	2010
Net income	$2,732	$2,421
Other comprehensive income -
Net unrealized (loss) gain on available-for-sale securities	(79)	73
Net unrealized gain (loss) on derivative instruments	108	(129)
Comprehensive income	$2,761	$2,365

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2011 (Continued)

Note 11 - Comprehensive Income (Continued)

Accumulated other comprehensive loss includes an accumulated net unrealized loss on available-for-sale securities of $34,000, an unrealized loss on available-for-sale securities in a joint venture of $26,000 and a net unrealized loss on a derivative instrument of $67,000 resulting in a total cumulative net loss of $127,000 at March 31, 2011.  At December 31, 2010, accumulated other comprehensive loss of $156,000 was comprised of a net accumulated unrealized gain on available-for-sale securities of $47,000, an unrealized loss on available-for-sale securities in a joint venture of $27,000 and a net unrealized loss on derivative instruments of $176,000.

Note 12 - Stock Based Compensation

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

On September 14, 2010, the Board of Directors approved a Pay-For-Performance Program under the Company’s 2009 Incentive Plan, and awarded 200,000 performance share awards in the form of restricted stock units (the “Units”). Until the Units vest and shares are issued, for accounting purposes the shares underlying the Units are not included in the shares shown as outstanding on the balance sheet and the holders of Units are not entitled to dividends or to vote the underlying shares.  If the defined performance criteria are satisfied at June 30, 2017, one share of the Company’s common stock will vest and be issued for each Unit outstanding and a pro-rata portion of the Units will vest and be issued if the performance criteria fall between defined ranges.  In the event that the performance criteria are not satisfied in whole or in part at June 30, 2017, the unvested Units will be forfeited and no shares of the Company’s common stock will be issued for those Units.  No Units were granted, vested or forfeited in the three months ended March 31, 2011.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2011 (Continued)

Note 12 - Stock Based Compensation (Continued)

Through March 31, 2011, a total of 274,100 and 416,910 stock awards (i.e. restricted shares and restricted stock units) were issued pursuant to the Company’s 2003 and 2009 Incentive Plans, respectively. Under the 2009 Incentive Plan, 183,090 shares remain available for grant. No additional shares may be granted under the 2003 Incentive Plan.  As of March 31, 2011, there are approximately $3,182,000 of total compensation costs related to nonvested awards that have not yet been recognized, including $560,000 related to the Pay-for-Performance Program (net of forfeiture and performance assumptions which are re-evaluated quarterly). These compensation costs will be charged to general and administrative expense over the remaining respective vesting periods. The weighted average vesting period is approximately 4.2 years.  As of March 31, 2011, there were no options outstanding under the 2009 and 2003 Incentive Plans.

A summary of the activity of the incentive plans follows:

	Three Months Ended March 31,
	2011	2010
Restricted share grants	74,040	—
Average per share grant price	$16.19	—
Recorded as deferred compensation	$1,199,000	—

Non-vested shares:
Non-vested beginning of period	320,940	357,925
Grants	74,040	—
Vested during period	(46,450)	—
Forfeitures	(145)	—
Non-vested end of period	348,385	357,925

Average per share value of non-vested shares (based on grant price)	$12.96	$13.90
Value of shares vested during the period (based on grant price)	$960,000	$—

Total charge to operations:
Outstanding restricted stock grants	$249,000	$250,000
Outstanding restricted stock units	22,000	—
	$271,000	$250,000

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2011 (Continued)

Note 13 - Derivative Financial Instruments

As of March 31, 2011, the Company had the following outstanding interest rate derivatives, all of which were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Notional Amount (in millions)	Fixed Interest Rate	Maturity Date
Interest Rate Swap	$9.5	6.50%	December 2014
Interest Rate Swap	$4.5	5.75%	November 2020
Interest Rate Swap (a)	$4.0	5.81%	April 2018

(a)          Held by one of the Company’s unconsolidated joint ventures, in which the Company is a 50% member.

The following table presents the fair value of the Company’s derivatives designated as hedging instruments as of March 31, 2011 and December 31, 2010 (amounts in thousands):

Asset Derivatives				Liability Derivatives
As of March 31, 2011		As of December 31, 2010		As of March 31, 2011		As of December 31, 2010
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Other Assets	$183	Other Assets	$126	Other Liabilities	$227	Other Liabilities	$302

The Company’s 50% share of the value of the interest rate swap held by one of the Company’s unconsolidated joint ventures is $(23,000) as of March 31, 2011 and zero as of December 31, 2010 and is included in “Investment in Unconsolidated Joint Ventures” on the Company’s balance sheet.

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statement of income for the three months ended March 31, 2011 and March 31, 2010 (amounts in thousands):

	Three Months Ended March 31,
	2011	2010
Amount of gain (loss) recognized on derivative in Other Comprehensive Income	$28	$(184)
Amount of (loss) reclassified from accumulated Other Comprehensive Income into interest expense	$(80)	$(55)

 One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2011 (Continued)

Note 13 - Derivative Financial Instruments (Continued)

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three months ended March 31, 2011 or March 31, 2010.  During the twelve months ending March 31, 2012, the Company estimates an additional $299,000 will be reclassified from other comprehensive income as an increase to interest expense.

The derivative agreements in effect at March 31, 2011 provide that if the wholly-owned subsidiary of the Company which is a party to the agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to one of the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, then the Company could be held liable for such swap breakage losses.

As of March 31, 2011, the fair value of the derivative in a liability position was approximately $227,000.  If the Company breaches any of the contractual provisions of this derivative contract, it would be required to settle its obligation under the derivative agreement at its termination value of $252,000.

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

Mortgages payable: At March 31, 2011, the $207,941,000 estimated fair value of the Company’s mortgages payable is more than their carrying value by approximately $1,494,000, assuming a blended market interest rate of 6% based on a five year weighted average remaining term of the mortgages.

Line of credit: The $10,000,000 carrying amount of the Company’s line of credit, amended on January 6, 2011, approximates its fair value at March 31, 2011.

The fair value of the Company’s mortgages and line of credit was estimated using other observable inputs such as available market information and discounted cash flow analysis

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2011 (Continued)

Note 14 - Fair Value of Financial Instruments (Continued)

based on borrowing rates the Company believes it could obtain with similar terms and maturities.

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

The fair values of the Company’s financial instruments were determined using the following inputs as of March 31, 2011 (amounts in thousands):

	Carrying and	Fair Value Measurements Using Fair Value Hierarchy
	Fair Value	Level 1	Level 2
Financial assets:
Available-for-sale securities:
Equity securities	$607	$607	$—
Derivative financial instrument	183	—	183

Financial liabilities:
Derivative financial instrument	227	—	227

Available-for-sale securities

The Company’s available-for-sale securities have a total cost of $640,000.  At March 31, 2011, unrealized gains on such securities were $124,000 and unrealized losses were $157,000. The aggregate net unrealized loss of $34,000 is included in accumulated other comprehensive loss on the balance sheet.  Fair values are approximated based on current market quotes from financial sources that track such securities. All of the available-for-sale securities in an unrealized loss position are equity securities and amounts are not considered to be other than

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2011 (Continued)

Note 14 - Fair Value of Financial Instruments (Continued)

temporary impairment because the Company expects the value of these securities to recover and plans on holding them until at least such recovery.

Derivative financial instruments

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities.  At March 31, 2011 and December 31, 2010, these derivatives are included in other liabilities and other assets on the consolidated balance sheet.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparty.  However, as of March 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

Note 15 - New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures, Improving Disclosures about Fair Value Measurements which requires a number of additional disclosures regarding fair value measurements, including the amount of transfers between Level 1 and 2 of the fair value hierarchy, the reasons for transfers in or out of Level 3 of the fair value hierarchy and activity for recurring Level 3 measures. In addition, the amendments clarify certain existing disclosure requirements related to the level at which fair value disclosures should be disaggregated and the requirement to provide disclosures about the valuation techniques and inputs used in determining the fair value of assets or liabilities classified as Level 2 or 3. These required disclosures were effective January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures were effective for the Company on January 1, 2011. There were no transfers between Level 1, 2 and no significant transfers into or out of level 3 of the fair value hierarchy during the three months ended March 31, 2011.  The adoption did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.  See Note 14 for the related disclosures.

Note 16 - Subsequent Events

Subsequent events have been evaluated and there were no significant events relative to our consolidated financial statements that warrant additional disclosure.

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

With the exception of historical information, this Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “could,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions or variations thereof.  Forward-looking statements should not be relied on since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements.  Investors are encouraged to review the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010 under the caption “Item 1A. Risk Factors” for a discussion of certain factors which may cause actual results to differ materially from current expectations and are cautioned not to place undue reliance on any forward-looking statements.

Overview

We are a self-administered and self-managed real estate investment trust, organized in Maryland in 1982.  We acquire, own and manage a geographically diversified portfolio of retail (including furniture and office supply stores), industrial, office, flex, health and fitness and other properties, a substantial portion of which are under long-term net leases.  As of March 31, 2011, we owned 85 properties, two of which are vacant, and one of which is a 50% tenancy in common interest.  Our joint ventures owned a total of five properties.  The 90 properties are located in 29 states.

We face a variety of risks and challenges in our business. Among other things, we face the possibility we will not be able to lease our properties on terms favorable to us or at all and that our tenants may not be able to pay their rental and other obligations owing under their leases.  In particular, during the recent national economic recession, consumer confidence and retail spending declined, which negatively impacted certain of our retail tenants.  As a result, from 2008 through March 2011, four of our retail tenants sought bankruptcy protection and several of our retail tenants requested rent relief, lease amendments, and other financial concessions from us.

We seek to manage the risk of our real property portfolio by diversifying among types of properties and industries, tenant identity, geography and lease expiration dates. We monitor the risk of tenant non-payments through a variety of approaches tailored to the applicable situation. Generally, based on our assessment of the credit risk posed by our tenants, we monitor a tenant’s financial condition through one or more of the following actions: reviewing tenant financial statements, obtaining other tenant related financial information, regular contact with tenant’s representatives, tenant credit checks and regular management reviews of our tenants.

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

During 2010, economic conditions began to improve and credit became more available.  In 2010, we purchased 14 properties for an aggregate of $72.3 million and to date in 2011, we purchased a property for $2.3 million and one of our joint ventures purchased a property for $3.2 million.  Although some tenants continue to face financial challenges (including Robb & Stucky which has sought bankruptcy court protection), our occupancy rate at March 31, 2011 was approximately 98.5%. If Robb & Stucky vacates the property, our occupancy rate will be approximately 95.7%.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute currently at least 90% of ordinary taxable income to our stockholders.  We intend to comply with these requirements and to maintain our REIT status.

Results of Operations

The following table sets forth a comparison of revenues and operating expenses of continuing operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010	Difference	% Change
Revenues:
Rental income	$11,325	$9,979	$1,346	13.5%

Operating expenses:
Depreciation and amortization	2,367	2,110	257	12.2%
General and administrative	1,750	1,653	97	5.9%
Real estate acquisition costs	27	346	(319)	(92.2)%
Real estate expenses	461	181	280	154%
Leasehold rent	77	77	—	—
Total operating expenses	4,682	4,367	315	7.2%

Operating income	$6,643	$5,612	$1,031	18.4%

Revenues

Rental income.  The increase is attributable to $1.6 million earned during the three months ended March 31, 2011 from 15 properties we acquired since February 2010, of which $210,000 represents real estate tax and expense reimbursements from tenants.  Partially offsetting the increase was a decrease of approximately $227,000 in rental income resulting from a tenant’s (Robb & Stucky) bankruptcy filing in February 2011.  The current period includes rental income from this tenant for the 1 ½  months subsequent to its bankruptcy filing, whereas the three months ended March 31, 2010 includes rental income for the entire quarter.  We believe that rental income from this tenant may cease in June or July 2011, as we anticipate the lease being rejected in bankruptcy during that period.

Operating Expenses

Depreciation and amortization.  The increase is attributable to the 15 properties we acquired since February 2010.

General and administrative expenses.  The increase is attributable principally to the following items:  (i) a $50,000 increase in the quarterly fee payable pursuant to the compensation and services agreement; (ii) a $25,000 quarterly fee paid to our vice-chairman effective January 1, 2011; and (iii) a $22,000 increase in non-cash compensation expense related to pay-for-performance restricted stock units awarded in September 2010.

Real estate acquisition costs.  These expenses decreased because of the inclusion in the corresponding prior year period of expenses related to a significant acquisition completed in such period.

Real estate expenses.  Approximately $216,000 of the increase results from real estate taxes and expenses ($98,000 and $118,000, respectively) from three properties we acquired in 2010.  The tenants are contractually obligated to, and have reimbursed us, for a substantial portion of these expenses.  Approximately $98,000 of the increase is attributable to real estate taxes relating to the property tenanted by Robb & Stucky, a tenant that filed for bankruptcy protection in February 2011.  Partially offsetting the increase was a $34,000 decrease from the three months ended March 31, 2010 in various repairs, maintenance and other operating expenses at several properties.

Other Income and Expenses

The following table sets forth a comparison of other income and expenses for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010	Difference	% Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$31	$124	$(93)	(75.0)%
Interest and other income	12	51	(39)	(76.5)%
Interest:
Expense	(3,641)	(3,279)	362	11.0%
Amortization of deferred financing costs	(313)	(141)	172	122%

Equity in earnings of unconsolidated joint ventures.  Approximately $61,000 of the decrease is attributable to our 50% share of real estate acquisition costs incurred by one of our joint ventures in connection with the purchase of a property in March 2011.  An additional $25,000 of the decrease results from a sale by a joint venture of its only property in April

2010 at the same time the related lease expired.

Interest expense.  The increase is due to increased interest expense on our outstanding mortgages and credit line.  Net mortgage interest expense increased by approximately $195,000 or 5.9%.  Mortgage interest expense increased by approximately $484,000 due to the assumption of mortgage debt in the aggregate amount of $33.6 million in connection with the acquisition of properties in 2010 and $7.5 million in connection with the financing of certain properties in 2010. The increase was partially offset by the payoff of two mortgage loans aggregating $7.7 million in February 2011 and the payoff and pay down of three mortgage loans aggregating $8.3 million in August 2010, as well as regular monthly principal amortization of other mortgages.  The weighted average interest rate of the mortgages that were paid off was approximately 8.0% and the weighted average interest rate of the mortgages we assumed and on the properties we financed was approximately 5.9%.

In addition, interest expense relating to our revolving line of credit increased by $166,000 due to the increase, effective April 1, 2010, in the interest rate charged thereunder.

Amortization of deferred financing costs.  The increase was primarily due to accelerated amortization of deferred financing costs of approximately $120,000 relating to two mortgage loans that were paid in full in February 2011.  The increase was also due to the amortization of deferred financing costs that were incurred in connection with financings on four of the properties we acquired in 2010 and in connection with the amendment of our line of credit in January 2011.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from our operations, cash and cash equivalents, available-for-sale securities, borrowings under our revolving credit facility, refinancing existing mortgage loans and obtaining mortgage loans secured by our unencumbered properties.  Our available liquidity at March 31, 2011 was approximately $57.3 million, including $11.7 million of cash and cash equivalents, $607,000 of available-for-sale securities and $45 million available under our revolving line of credit.

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

At March 31, 2011, excluding mortgages payable of our unconsolidated joint ventures, we had 34 outstanding mortgages payable secured by 50 properties, in aggregate principal amount of approximately $206.4 million. These mortgages represent first liens on individual real estate investments with an aggregate carrying value of approximately $336 million, before accumulated depreciation. The mortgages bear interest at fixed rates ranging from 5.44% to 8.8% (a 6% weighted average interest rate) and mature between 2011 and 2037.

We anticipate that mortgage debt due through 2013 of approximately $50.6 million will be paid primarily from cash and cash equivalents, cash flow from operations, and mortgage financings and refinancings. If we are unsuccessful in refinancing our existing indebtedness or financing our unencumbered properties, our cash flow, funds available under our credit facility and available cash, if any, may not be sufficient to repay all debt obligations when payments become due, and we may need to issue additional equity, obtain long or short term debt, or dispose of properties on unfavorable terms.

We continually seek to refinance existing mortgage loans on terms we deem acceptable, in order to generate additional liquidity.  Additionally, in the normal course of our business, we sell properties when we determine that it is in our best interests, which also generates additional liquidity. Further, since each of our encumbered properties is subject to a non-recourse mortgage (with standard carve outs for, among other things, environmental liabilities, the sale, financing or encumbrance of the property in violation of loan documents, damage to property as a result of intentional misconduct or gross negligence, failure to pay valid taxes and other claims which could create liens on property), if our in-house evaluation of the market value of such property is substantially less than the principal balance outstanding on the mortgage loan, we may, if in our interest, determine to convey such property to the mortgagee in order to terminate our mortgage obligations, including payment of interest, principal and real estate taxes, with respect to such property.

Credit Facility

We can borrow up to $55 million pursuant to our revolving credit facility which is available to us for the acquisition of commercial real estate, repayment of mortgage debt, and for any other purpose, provided, if used for a purpose other than a property acquisition or mortgage repayment, the amount borrowed for such other purpose will not exceed the lesser of $6 million and 15% of the permitted borrowing base.  The facility matures on March 31, 2013 and bears interest at the greater of (i) 90 day LIBOR plus 3% and (ii) 6%.  There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $55 million.  We are required to maintain at least $6 million average outstanding collected deposit balances.  The facility is guaranteed by our subsidiaries that own unencumbered properties and is to be secured by the outstanding stock of any newly formed subsidiary.  Net proceeds received from the sale or refinancing of properties are required to be used to repay amounts outstanding under the facility if proceeds from the facility were used to purchase or refinance the property.

The terms of our revolving credit facility include certain restrictions and covenants which limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties.  As of March 31, 2011, we were in compliance with applicable covenants.

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

As of March 31, 2011, we had three interest rate swap agreements outstanding, including one held by one of our unconsolidated joint ventures.  The fair value of our interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time.  At March 31, 2011, if there had been a 1% increase in forward interest rates, the fair market value of the interest rate swaps and net unrealized loss on derivative instruments would have decreased by approximately $586,000.  If there had been a 1% decrease in forward interest rates, the fair market value of the interest rate swaps and net unrealized loss on derivative instruments would have increased by approximately $940,000.  These changes would not have any impact on our net income or cash.

From time to time, we utilize interest rate swaps to limit interest rate risk.  Derivatives are used for hedging purposes - not for speculation.  We do not enter into interest rate swaps for trading purposes.

Our mortgage debt (excluding our mortgages subject to the interest swap agreements) bears interest at fixed rates, and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.  Our credit facility is a revolving variable rate facility which is sensitive to interest rates.  Under current market conditions, we do not believe that our risk of material potential losses in future earnings, fair values and/or cash flows from near-term changes in market rates that we consider reasonably possible is material.

We assessed the market risk for our revolving variable rate credit facility and believe that there is no foreseeable market risk because interest is charged at the greater of (i) 90 day LIBOR plus 3% and (ii) 6% per annum.  At March 31, 2011, 90 day LIBOR plus 3% was approximately 3.3%; therefore, a 1% increase or decrease would not have any impact on our interest expense related to this facility.

Item 4.  Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

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

One Liberty Properties, Inc.
(Registrant)

May 9, 2011	/s/ Patrick J. Callan, Jr.
Date	Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

May 9, 2011	/s/ David W. Kalish
Date	David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)