Form 10-Q
period 2011-06-30
ONE LIBERTY PROPERTIES INC
filed 2011-08-08
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC   20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

As of August 1, 2011, the registrant had 14,494,859 shares of common stock outstanding.

One Liberty Properties Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Real estate investments, at cost
Land	$127,531	$126,697
Buildings and improvements	323,110	319,203
	450,641	445,900
Less accumulated depreciation	58,365	54,137
Real estate investments, net	392,276	391,763

Property held for sale (including related assets of $808)	—	10,678
Investment in unconsolidated joint ventures	5,287	4,777
Cash and cash equivalents	11,447	7,732
Available-for-sale securities	367	422
Unbilled rent receivable	11,811	11,149
Unamortized intangible lease assets	10,501	10,887
Escrow, deposits and other assets and receivables	3,021	4,684
Investment in BRT Realty Trust at market (related party)	234	266
Unamortized deferred financing costs	2,402	2,265

Total assets	$437,346	$444,623

Liabilities and Stockholders’ Equity
Liabilities:
Mortgages payable	$198,174	$215,308
Line of credit	4,500	36,200
Dividends payable	4,762	3,806
Accrued expenses and other liabilities	4,323	5,144
Unamortized intangible lease liabilities	5,384	4,982

Total liabilities	217,143	265,440

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized; 14,081 and 11,212 shares issued and outstanding	14,081	11,212
Paid-in capital	187,222	147,158
Accumulated other comprehensive loss	(443)	(156)
Accumulated undistributed net income	19,343	20,969

Total stockholders’ equity	220,203	179,183

Total liabilities and stockholders’ equity	$437,346	$444,623

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Rental income, net	$11,241	$10,323	$22,343	$20,079

Operating expenses:
Depreciation and amortization	2,323	2,091	4,648	4,159
General and administrative (including $847, $647, $1,444 and $1,194, respectively, to related party)	2,053	1,913	3,802	3,566
Real estate acquisition costs	18	168	45	514
Real estate expenses	527	485	988	665
Leasehold rent	77	77	154	154
Total operating expenses	4,998	4,734	9,637	9,058

Operating income	6,243	5,589	12,706	11,021

Other income and expenses:
Equity in earnings of unconsolidated joint ventures	105	128	135	253
Gain on disposition of real estate held by unconsolidated joint venture	—	107	—	107
Gain on settlement of debt	1,240	—	1,240	—
Other income, including realized gain on sale of available-for-sale securities and interest income	40	174	53	225
Interest:
Expense	(3,333)	(3,701)	(6,974)	(6,980)
Amortization of deferred financing costs	(182)	(150)	(495)	(292)
Income from continuing operations	4,113	2,147	6,665	4,334

Discontinued operations:
Income from operations	97	252	277	486
Net gain on sale	932	—	932	—
Income from discontinued operations	1,029	252	1,209	486

Net income	$5,142	$2,399	$7,874	$4,820

Weighted average number of common shares outstanding:
Basic	14,078	11,453	13,419	11,424
Diluted	14,178	11,453	13,469	11,453

Continued on next page

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited) (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income per common share — basic:
Income from continuing operations	$.29	$.19	$.48	$.38
Income from discontinued operations	.07	.02	.09	.04

Net income per common share — basic	$.36	$.21	$.57	$.42

Net income per common share — diluted:
Income from continuing operations	$.28	$.19	$.48	$.38
Income from discontinued operations	.07	.02	.09	.04

Net income per common share — diluted	$.35	$.21	$.57	$.42

Cash distribution declared per share of common stock	$.33	$.30	$.66	$.60

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

For the six month period ended June 30, 2011 (Unaudited)

and the year ended December 31, 2010

(Amounts in Thousands, Except Per Share Data)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Undistributed Net Income	Total

Balances, January 1, 2010	$10,879	$143,272	$191	$25,786	$180,128

Distributions - common stock
Cash - $1.23 per share	—	—	—	(14,123)	(14,123)
Issuance of stock for stock dividend obligation at December 31, 2009	216	1,888	—	—	2,104
Restricted stock vesting	36	(36)	—	—	—
Shares issued through dividend reinvestment plan	81	1,119	—	—	1,200
Compensation expense - restricted stock	—	915	—	—	915
Net income	—	—	—	9,306	9,306
Other comprehensive income -
Net unrealized loss on available-for-sale securities	—	—	(60)	—	(60)
Net unrealized loss on derivative instruments	—	—	(287)	—	(287)
Comprehensive income	—	—	—	—	8,959

Balances, December 31, 2010	11,212	147,158	(156)	20,969	179,183

Distributions - common stock
Cash - $.66 per share	—	—	—	(9,500)	(9,500)
Restricted stock vesting	46	(46)	—	—	—
Shares issued in stock offering - net of offering costs of $282	2,700	37,869	—	—	40,569
Shares issued through dividend reinvestment plan	123	1,720	—	—	1,843
Compensation expense - restricted stock	—	521	—	—	521
Net income	—	—	—	7,874	7,874
Other comprehensive income -
Net unrealized loss on available-for-sale securities	—	—	(87)	—	(87)
Net unrealized loss on derivative instruments	—	—	(128)	—	(128)
OLP’s share of joint venture net unrealized loss on derivative instruments	—	—	(72)	—	(72)
Comprehensive income	—	—	—	—	7,587

Balances, June 30, 2011	$14,081	$187,222	$(443)	$19,343	$220,203

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$7,874	$4,820
Adjustments to reconcile net income to net cash provided
by operating activities:
Gain on settlement of debt	(1,240)	—
Gain on sale of real estate	(932)	—
Gain on sale of available-for-sale securities	—	(129)
Increase in rental income from straight-lining of rent	(679)	(880)
Decrease in rental income resulting from bad debt expense	508	79
Decrease in rental income from amortization of intangibles relating to leases	47	10
Amortization of restricted stock expense	521	460
Gain on disposition of real estate held by unconsolidated joint venture	—	(107)
Equity in earnings of unconsolidated joint ventures	(135)	(253)
Distributions of earnings from unconsolidated joint ventures	199	209
Depreciation and amortization	4,711	4,291
Amortization and write off of financing costs	495	292
Changes in assets and liabilities:
(Increase) decrease in escrow, deposits, other assets and receivables	(693)	89
Decrease in accrued expenses and other liabilities	(887)	(1)
Net cash provided by operating activities	9,789	8,880

Cash flows from investing activities:
Purchase of real estate and improvements	(2,612)	(15,936)
Net proceeds from sale of real estate	11,544	—
Investment in unconsolidated joint ventures	(669)	—
Distributions of return of capital from unconsolidated joint ventures	23	22
Prepaid tenant improvement allowance	—	(1,750)
Net proceeds from sale of available-for-sale securities	—	5,997
Net cash provided by (used in) investing activities	8,286	(11,667)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(2,750)	(2,721)
Repayment of mortgages payable	(15,303)	(2,433)
Proceeds from mortgage financings	2,000	3,000
Proceeds from common stock offering, net	40,569	—
Proceeds from bank line of credit	4,500	—
Repayment on bank line of credit	(36,200)	—
Issuance of shares through dividend reinvestment plan	1,843	—
Payment of financing costs	(475)	(882)
Cash distributions to common stockholders	(8,544)	(3,683)
Expenses associated with stock issuance	—	(48)
Net cash used in financing activities	(14,360)	(6,767)

Net increase (decrease) in cash and cash equivalents	3,715	(9,554)
Cash and cash equivalents at beginning of period	7,732	28,036
Cash and cash equivalents at end of period	$11,447	$18,482

Continued on next page

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

	Six Months Ended June 30,
	2011	2010

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$7,131	$6,783

Supplemental schedule of non-cash investing and financing activities:
Common stock dividend — portion paid in shares of Company’s common stock	—	2,209
Assumption of mortgage payable in connection with purchase of real estate	—	17,654
Settlement of mortgage debt	1,259	—
Purchase accounting allocation — intangible lease assets	234	1,121
Purchase accounting allocation — intangible lease liabilities	612	365
Reclassification of 2010 prepaid tenant improvement allowance to building improvements	1,750	—
Reclassification of real estate owned to property held for sale	—	10,678

See accompanying notes to consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2011

Note 1 - Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland.  OLP is a self-administered and self-managed real estate investment trust (“REIT”).  OLP acquires, owns and manages a geographically diversified portfolio of retail (including furniture and office supply stores), industrial, office, flex, health and fitness and other properties, a substantial portion of which are under long-term net leases.  As of June 30, 2011, OLP owned 84 properties, three of which are vacant and one of which is a 50% tenancy in common interest.  OLP’s joint ventures owned a total of five properties. The 89 properties are located in 29 states.

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results for the full year.

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

Certain amounts reported in previous consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current periods’ presentation, primarily to reclassify the assets of one property, which was sold in May 2011, to property held for sale at December 31, 2010 and to reclassify the operations of this property to discontinued operations for the three and six months ended June 30, 2011 and 2010.  In addition, the operations of one property, which was sold in September 2010, were reclassified to discontinued operations for the three and six months ended June 30, 2010.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2011 (Continued)

Note 2   Basis of Preparation (Continued)

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Note 3 - Earnings Per Common Share

For the three and six months ended June 30, 2011 and 2010, basic earnings per share was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period, including the effect of the 2,700,000 shares sold in February 2011 as described in Note 10. Net income during the applicable period is also allocated to the unvested restricted stock as the restricted stock is entitled to receive dividends and is therefore considered a participating security.  Unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of unvested restricted stock.  The weighted average unvested shares of restricted stock outstanding was 348,000 and 357,000 during the three and six months ended June 30, 2011, respectively, and 327,000 and 342,000 during the three and six months ended June 30, 2010, respectively.  The dividends declared payable to unvested restricted stockholders was $115,000 and $230,000 during the three and six months ended June 30, 2011, respectively, and $97,000 and $204,000 during the three and six months ended June 30, 2010, respectively.  The restricted stock units awarded under the Pay-for-Performance program described in Note 13 are excluded from the basic earnings per share calculation, as these units are not participating securities.

Diluted earnings per share reflects the potential dilution that could occur if securities or other rights exercisable for, or convertible into, common stock were exercised, converted or otherwise resulted in the issuance of common stock that shared in the earnings of the Company.  The weighted average number of common shares outstanding used  for the  diluted  earnings  per share calculation for the three and six months ended June 30, 2010 includes the full impact of common stock issued in connection with the dividend paid in January 2010, based on the December 11, 2009 dividend declaration date, as the shares were contingently issuable as of December 11, 2009.  This stock dividend was included in basic earnings per share as of the January 25, 2010 issuance date. The diluted weighted average number of common shares also includes 100,000 shares of common stock underlying the restricted stock units awarded on September 14, 2010 under the Pay-for-Performance Program.  These shares would be deemed issued based on the Company’s stock price at June 30, 2011 and dividends paid through such date.  The remaining 100,000 shares of common stock underlying the restricted stock units awarded under the Pay-For-Performance Program are not included, as they did not meet the defined performance metric as of June 30, 2011.

There were no options outstanding to purchase shares of common stock or other rights exercisable for, or convertible into, common stock during the three and six months ended June 30, 2011 and 2010.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2011 (Continued)

Note 4 - Investment in Unconsolidated Joint Ventures

The Company’s five unconsolidated joint ventures each own and operate one property, including a 50% owned joint venture which acquired a retail property in March 2011 for a total purchase price of $3,200,000.  At June 30, 2011 and December 31, 2010, the Company’s equity investment in unconsolidated joint ventures totaled $5,287,000 and $4,777,000, respectively. In addition to the $107,000 gain on sale of property in the three and six months ended June 30, 2010, the Company recorded equity in earnings of $135,000 and $253,000 for the six months ended June 30, 2011 and 2010, respectively, and $105,000 and $128,000 for the three months ended June 30, 2011 and 2010, respectively.

Note 5 - Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments.  If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required.  At June 30, 2011 and December 31, 2010, the balance in allowance for doubtful accounts was $1,485,000 and $977,000, respectively, recorded as a reduction to accounts receivable. The Company records bad debt expense as a reduction of rental income. For the three and six months ended June 30, 2011, the Company recorded bad debt expense of $197,000 and $508,000, respectively.   For the three and six months ended June 30, 2010, the Company recorded bad debt expense of $17,000 and $79,000, respectively.  For the three and six months ended June 30, 2010, $14,000 of such bad debt expense was recorded in discontinued operations. The bad debt expense for the three months ended June 30, 2011 results substantially from uncollected rental income and real estate taxes related to a property previously leased by Robb & Stucky.  Robb & Stucky filed for bankruptcy protection in February 2011, thereafter rejected its lease and vacated the property as of June 30, 2011.

Note 6 - Real Estate Acquisition

On March 4, 2011, the Company acquired a retail property in Illinois for an all cash purchase price of $2,325,000. The Company incurred third party acquisition costs of $21,000 related to this acquisition.

As a result of this acquisition, the Company recorded intangible lease liabilities of $612,000 and intangible lease assets of $234,000, representing the value of the acquired below market lease and origination costs.  The Company assessed the fair value of the lease intangibles based on estimated cash flow projections that use appropriate discount rates and available market information (including an evaluation of lease renewal options). Such inputs are Level 3 in the fair value hierarchy. The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant.  The value, as determined, is allocated to land, buildings and improvements based on management’s judgment.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2011 (Continued)

Note 7 - Discontinued Operations and Property Held for Sale

On May 20, 2011, the Company sold a property, leased to Office Depot and located in California, to an unrelated party for consideration of $11,544,000, net of closing costs, and realized a gain of approximately $932,000, which is included in net gain on sale in discontinued operations in the three and six months ended June 30, 2011. The net book value of the property, including related assets of $808,000, was $10,678,000 at December 31, 2010 and is included in property held for sale on the accompanying balance sheet.

The following is a summary of income from discontinued operations applicable to the property sold in May 2011 and the two properties sold in July 2010 and September 2010 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Rental income	$120	$371	$342	$717

Depreciation and amortization	21	66	63	132
Real estate expenses	2	10	2	12
Interest expense	—	43	—	87

Total expenses	23	119	65	231

Income from operations	97	252	277	486
Net gain on sale	932	—	932	—

Income from discontinued operations	$1,029	$252	$1,209	$486

Note 8 — Gain on Settlement of Debt

On June 27, 2011, the Company paid off the $8,893,000 principal balance of the mortgage secured by the property previously leased to Robb & Stucky with a payment of $7,634,000. The $1,240,000 gain on settlement of debt is net of a $19,000 write off of the remaining balance of related deferred mortgage costs.

This property was tested for impairment and it was determined that no charge was required.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2011 (Continued)

Note 9 - Line of Credit

On January 6, 2011, the Company entered into an amendment of its credit facility with VNB New York Corp., Bank Leumi USA, Israel Discount Bank of New York and Manufacturer’s & Trader’s Trust Company, which, among other things, increased the Company’s borrowing capacity by $15,000,000 to $55,000,000 and extended the maturity by one year to March 31, 2013.  The interest rate thereon is the greater of (i) 90 day LIBOR plus 3% (3.25% at June 30, 2011), and (ii) 6% per annum, and there is an unused facility fee of .25% per annum. In connection with the amendment, the Company incurred a $350,000 commitment fee which is being amortized over the remaining term of the facility. At June 30, 2011, there was $4,500,000 outstanding under the facility.  The Company was in compliance with all covenants at June 30, 2011.

Note 10 — Public Offering

On February 11, 2011, the Company sold 2,700,000 shares of its common stock for net proceeds of approximately $40,569,000.  The proceeds were used to repay two mortgages in aggregate amount of $7,700,000 having a weighted average interest rate of 7.9% and to reduce the amount outstanding under the line of credit by $26,200,000.  The remaining balance of the proceeds was used for general corporate purposes, including the purchase of a property in March 2011.

Note 11 - Common Stock Cash Dividend

On June 14, 2011, the Board of Directors declared a quarterly cash dividend of $.33 per share on the Company’s common stock, totaling $4,762,000. The quarterly dividend was paid on July 6, 2011 to stockholders of record as of June 28, 2011.

Note 12 - Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2011 and 2010 is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income	$5,142	$2,399	$7,874	$4,820
Other comprehensive income -
Net unrealized gain (loss) on available- for-sale securities	(8)	(206)	(87)	(133)
Net unrealized gain (loss) on derivative instruments	(308)	(277)	(200)	(406)
Comprehensive income	$4,826	$1,916	$7,587	$4,281

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

  June 30, 2011 (Continued)

Note 12 - Comprehensive Income (Continued)

Accumulated other comprehensive loss includes an accumulated net unrealized loss on available-for-sale securities of $40,000, an unrealized loss on available-for-sale securities in a joint venture of $27,000, a net unrealized loss on derivative instruments of $303,000, and our 50% share of a net unrealized loss on a joint venture derivative instrument of $73,000, resulting in a total cumulative net loss of $443,000 at June 30, 2011.  At December 31, 2010, accumulated other comprehensive loss of $156,000 was comprised of a net accumulated unrealized gain on available-for-sale securities of $47,000, an unrealized loss on available-for-sale securities in a joint venture of $27,000 and a net unrealized loss on derivative instruments of $176,000.

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

On September 14, 2010, the Board of Directors approved a Pay-For-Performance Program under the Company’s 2009 Incentive Plan, and awarded 200,000 performance share awards in the form of restricted stock units (the “Units”). The holders of Units are not entitled to dividends or to vote the underlying shares until the Units vest and shares are issued. Accordingly, for accounting purposes, the shares underlying the Units are not included in the shares shown as outstanding on the balance sheet.  If the defined performance criteria are satisfied in full at June 30, 2017, one share of the Company’s common stock will vest and be issued for each Unit outstanding and a pro-rata portion of the Units will vest and be issued if the performance criteria fall between defined ranges.  In the event that the performance criteria are not satisfied in whole or in part at June 30, 2017, the unvested Units will be forfeited and no shares of the Company’s common stock will be issued for those Units.  No Units were granted, vested or forfeited in the six months ended June 30, 2011.

Through June 30, 2011, a total of 416,910 and 274,100 stock awards (i.e. restricted shares and restricted stock units) were issued pursuant to the Company’s 2009 and 2003

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2011 (Continued)

Note 13 - Stock Based Compensation (Continued)

Incentive Plans, respectively. Under the 2009 Incentive Plan, 183,090 shares remain available for grant. No additional shares may be granted under the 2003 Incentive Plan.  As of June 30, 2011, there were approximately $2,932,000 of total compensation costs related to nonvested awards that have not yet been recognized, including $537,000 related to the Pay-for-Performance Program (net of forfeiture and performance assumptions which are re-evaluated quarterly). These compensation costs will be charged to general and administrative expense over the remaining respective vesting periods. The weighted average vesting period is approximately four years.  As of June 30, 2011, there were no options outstanding under the 2009 and 2003 Incentive Plans.

A summary of the activity of the incentive plans follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Restricted share grants	—	—	74,040	—
Average per share grant price	—	—	$16.19	—
Recorded as deferred compensation	—	—	$1,199,000	—

Non-vested shares:
Non-vested beginning of period	348,385	357,925	320,940	357,925
Grants	—	—	74,040	—
Vested during period	—	(36,050)	(46,450)	(36,050)
Forfeitures	—	—	(145)	—
Non-vested end of period	348,385	321,875	348,385	321,875
Average per share value of non-vested shares (based on grant price)	$12.96	$13.33	$12.96	$13.33
Value of shares vested during the period (based on grant price)	$—	$—	$960,000	$687,000

Total charge to operations:
Outstanding restricted stock grants	$227,000	$210,000	$476,000	$460,000
Outstanding restricted stock units	22,000	—	45,000	—
	$249,000	$210,000	$521,000	$460,000

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

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2011 (Continued)

Note 14 - Fair Value of Financial Instruments (Continued)

Mortgages payable: At June 30, 2011, the $201,819,000 estimated fair value of the Company’s mortgages payable is more than their carrying value by approximately $3,645,000, assuming a blended market interest rate of 5.5% based on a five year weighted average remaining term of the mortgages.

Line of credit: The $4,500,000 carrying amount of the Company’s line of credit approximates its fair value at June 30, 2011.

The fair value of the Company’s mortgages and line of credit were estimated using observable inputs such as available market information and discounted cash flow analysis based on borrowing rates the Company believes it could obtain with similar terms and maturities.

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

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2011 (Continued)

Note 14 - Fair Value of Financial Instruments (Continued)

The fair values of the Company’s financial instruments were determined using the following inputs as of June 30, 2011 (dollars in thousands):

	Carrying and	Fair Value Measurements Using Fair Value Hierarchy
	Fair Value	Level 1	Level 2
Financial assets:
Available-for-sale securities:
Equity securities	$601	$601	$—
Derivative financial instrument	65	—	65

Financial liabilities:
Derivative financial instrument	368	—	368

Available-for-sale securities

The Company’s available-for-sale securities have a total cost of $641,000.  At June 30, 2011, unrealized gains on such securities were $120,000 and unrealized losses were $160,000. The aggregate net unrealized loss of $40,000 is included in accumulated other comprehensive loss on the balance sheet.  Fair values are approximated based on current market quotes from financial sources that track such securities. All of the available-for-sale securities in an unrealized loss position are equity securities and amounts are not considered to be other than temporary impairment because the Company expects the value of these securities to recover and plans on holding them until at least such recovery occurs.

Derivative financial instruments

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities.  At June 30, 2011 and December 31, 2010, these derivatives are included in other liabilities and other assets on the consolidated balance sheet.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparty.  However, as of June 30, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2011 (Continued)

Note 14 - Fair Value of Financial Instruments (Continued)

Company has determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

Note 15 - Derivative Financial Instruments

As of June 30, 2011, the Company had the following outstanding interest rate derivatives, all of which were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Notional Amount	Fixed Interest Rate	Maturity Date
Interest Rate Swap	$9,500	6.50%	December 2014
Interest Rate Swap	$4,500	5.75%	November 2020
Interest Rate Swap (a)	$2,000	5.81%	April 2018

(a)          Represents the Company’s 50% share of the $4,000 interest rate swap held by two of the Company’s unconsolidated joint ventures.

The following table presents the fair value of the Company’s derivatives designated as hedging instruments as of June 30, 2011 and December 31, 2010 (dollars in thousands):

Asset Derivatives				Liability Derivatives
As of June 30, 2011		As of December 31, 2010		As of June 30, 2011		As of December 31, 2010
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Other Assets	$65	Other Assets	$126	Other Liabilities	$368	Other Liabilities	$302

The Company’s 50% share of the value of the interest rate swap held by two of the Company’s unconsolidated joint ventures is $(73,000) as of June 30, 2011 and zero as of December 31, 2010 and is included in “Investment in Unconsolidated Joint Ventures” on the Company’s balance sheet.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2011 (Continued)

Note 15 - Derivative Financial Instruments (Continued)

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statement of income for the three and six months ended June 30, 2011 and June 30, 2010 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Amount of loss recognized on derivative in Other Comprehensive Income	$(342)	$(331)	$(290)	$(516)
Amount of loss reclassified from Accumulated Other Comprehensive Income into Interest Expense	$(80)	$(54)	$(162)	$(109)

For the interest rate swap held by two of the Company’s unconsolidated joint ventures, the Company’s 50% share of loss recognized in other comprehensive income was $63,000 and $87,000 for the three and six months ended June 30, 2011 and the amount of loss reclassified from accumulated other comprehensive income into equity in earnings of unconsolidated joint ventures was $14,000 for the three and six months ended June 30, 2011.

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three and six months ended June 30, 2011 or June 30, 2010.  During the twelve months ending June 30, 2012, the Company estimates an additional $308,000 will be reclassified from other comprehensive income as an increase to interest expense.

The derivative agreements in effect at June 30, 2011 provide that if the wholly-owned subsidiary of the Company which is a party to the agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to one of the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, then the Company could be held liable for such swap breakage losses.

As of June 30, 2011, the fair value of the derivative in a liability position including adjustments for nonperformance risk was approximately $368,000.  If the Company breaches any of the contractual provisions of this derivative contract, it would be required to settle its obligation under the derivative agreement at its termination value of $398,000.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2011 (Continued)

Note 16 - New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity and instead requires the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard is intended to enhance comparability between entities that report under GAAP and to provide a more consistent method of presenting other comprehensive income transactions that affect an entity’s equity. This standard is effective for the Company on January 1, 2012 and is to applied retrospectively. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income but will change the way the information is presented in the Company’s consolidated financial statements.

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S GAAP and IFRS. This update defines fair value, clarifies a framework to measure fair value, and requires specific disclosures of fair value measurements. The guidance will be effective for the Company’s interim and annual reporting periods beginning January 1, 2012, and applied prospectively. The Company does not expect adoption of this guidance to have a material impact on its financial condition, results of operations, or disclosures.

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

In addition, the amendments clarify certain existing disclosure requirements related to the level at which fair value disclosures should be disaggregated and the requirement to provide disclosures about the valuation techniques and inputs used in determining the fair value of assets or liabilities classified as Level 2 or 3. These required disclosures were effective January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures were effective for the Company on January 1, 2011. There were no transfers between Level 1, 2 and no significant transfers into or out of Level 3 of the fair value hierarchy during the three and six months ended June 30, 2011.  The adoption did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.  See Note 14 for the related disclosures.

Note 17 - Subsequent Events

On July 29, 2011, the Company acquired a property, which is operated as a Federal Express shipping center and is located in Durham, North Carolina.  The $3,975,000 purchase price was paid in cash.

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

Overview

We are a self-administered and self-managed real estate investment trust, organized in Maryland in 1982.  We acquire, own and manage a geographically diversified portfolio of retail (including furniture and office supply stores), industrial, office, flex, health and fitness and other properties, a substantial portion of which are under long-term net leases.  As of June 30, 2011, we owned 84 properties, three of which are vacant, and one of which is a 50% tenancy in common interest.  Our joint ventures owned a total of five properties.  The 89 properties are located in 29 states.

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

During 2010, economic conditions began to improve and credit became more available.  In 2010, we purchased 14 properties for an aggregate of $72.3 million and in 2011, we purchased a property for $2.3 million and a joint venture purchased a property for $3.2 million.  We also sold two properties in 2010 and recognized an aggregate net gain of $235,000 and we sold one property in 2011, tenanted by Office Depot, and recognized a net gain of $932,000.  Our occupancy rate at June 30, 2011 was approximately 95.6%.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute currently at least 90% of ordinary taxable income to our stockholders.  We intend to comply with these requirements and to maintain our REIT status.

Results of Operations

The following table compares revenues and operating expenses of continuing operations for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2011	2010	Increase (Decrease)	Percent Change	2011	2010	Increase (Decrease)	Percent Change
Revenues:
Rental income	$11,241	$10,323	$918	8.9%	$22,343	$20,079	$2,264	11.3%
Operating expenses:
Depreciation and amortization	2,323	2,091	232	11.1%	4,648	4,159	489	11.8%
General and administrative	2,053	1,913	140	7.3%	3,802	3,566	236	6.6%
Real estate acquisition costs	18	168	(150)	(89.3)%	45	514	(469)	(91.2)%
Real estate expenses	527	485	42	8.7%	988	665	323	48.6%
Leasehold rent	77	77	—	—	154	154	—	—
Total operating expenses	4,998	4,734	264	5.6%	9,637	9,058	579	6.4%

Operating income	$6,243	$5,589	$654	11.7%	$12,706	$11,021	$1,685	15.3%

Revenues

Rental income.  The increases are attributable to $1.2 million and $2.6 million earned during the three and six months ended June 30, 2011, respectively, from 15 properties we acquired since February 2010, of which $44,000 and $106,000, respectively, represents real estate tax and expense reimbursements from tenants.  Partially offsetting the increases were decreases of approximately $35,000 and $262,000 in rental income in the three and six months ended June 30, 2011, respectively, resulting from Robb & Stucky’s bankruptcy filing in February 2011.  The current year periods include rental income from this tenant for the 4.5 months subsequent to its bankruptcy filing through June 30, 2011, whereas the three and six months ended June 30, 2010 includes rental income for the entire period.  We will not be receiving any rental payments from Robb & Stucky in the future, as they vacated the premises at the end of June 2011.

Operating Expenses

Depreciation and amortization.  The increases are attributable to the 15 properties we acquired since February 2010.

General and administrative expenses.  The increases in the three and six months ended June 30, 2011 are attributable primarily to a $250,000 estimated increase in the amount payable pursuant to the compensation and services agreement.  Also affecting general and administration expenses in the three and six months ended June 30, 2011 is (i) a $25,000 quarterly fee paid to our vice-chairman effective January 1, 2011; (ii) increases of $35,000 and $65,000 in the three and six months ended June 30, 2011, respectively, in payroll and payroll related expenses; and (iii) the inclusion of $22,000 per quarter in non-cash compensation expense related to pay-for-performance restricted stock units awarded in September 2010.  Partially offsetting these increases was a $138,000 decrease from 2010 in professional fees incurred in connection with an equity financing that was not pursued.

Real estate acquisition costs.  These expenses decreased because of the inclusion in the corresponding prior year periods of expenses related to several acquisitions in such periods.

Real estate expenses.  The three and six months ended June 30, 2011 includes approximately $86,000 and $184,000, respectively, of real estate taxes relating to the property previously leased by Robb & Stucky, whereas the corresponding periods in the prior year do not include real estate taxes as they were paid directly to the taxing authority by the tenant. The balance of the increase in the current six months is primarily attributable to the inclusion of real estate taxes and expenses that due to the timing of acquisitions in 2010, were either not included or not included in full in the six months ended June 30, 2010.  The tenants are contractually obligated to, and have reimbursed us, for a substantial portion of these expenses.

Other Income and Expenses

The following table compares other income and expenses for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2011	2010	Increase (Decrease)	Percent Change	2011	2010	Increase (Decrease)	Percent Change

Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$105	$128	$(23)	(18.0)%	$135	$253	$(118)	(46.6)%
Gain on disposition of real estate held by unconsolidated joint venture	—	107	(107)	(100)%	—	107	(107)	(100)%
Gain on settlement of debt	1,240	—	1,240	n/a	1,240	—	1,240	n/a
Other income, including realized gain on sale of available-for-sale securities and interest income	40	174	(134)	(77.0)%	53	225	(172)	(76.4)%
Interest:
Expense	(3,333)	(3,701)	(368)	(9.9)%	(6,974)	(6,980)	(6)	(0.1)%
Amortization of deferred financing costs	(182)	(150)	32	21.3%	(495)	(292)	203	69.5%

Equity in earnings of unconsolidated joint ventures.  Approximately $61,000 of the decrease in the six months ended June 30, 2011 is attributable to our 50% share of real estate acquisition costs incurred by one of our joint ventures in connection with the purchase of a property in March 2011.  In addition, $29,000 and $54,000 of the decreases in the three and six months ended June 30, 2011, respectively, result from a sale by a joint venture of a property in April 2010 at the same time the related lease expired.

Gain on disposition of real estate held by unconsolidated joint venture.  In 2010, we recognized a net gain of $107,000 on the sale by a joint venture of a property.  There was no comparable gain in 2011.

Gain on settlement of debt.  This gain represents the satisfaction of the $8.9 million mortgage payable related to the property previously leased by Robb & Stucky at less than its face value.  The $1.24 million gain is net of a $19,000 write off of the remaining balance of related deferred mortgage costs.

Other income, including realized gain on sale of available-for-sale securities and interest income.  The 2010 periods include a $130,000 gain on the sale of corporate bonds and related interest income.  There was no such income in the 2011 periods.

Interest expense.  The following table details interest expense for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2011	2010	Increase (Decrease)	Percent Change	2011	2010	Increase (Decrease)	Percent Change
Interest expense:
Credit line interest	$110	$417	$(307)	(73.6)%	$460	$600	$(140)	(23.3)%
Mortgage interest	3,223	3,284	(61)	(1.9)%	6,514	6,380	134	2.1%
Total	$3,333	$3,701	$(368)	(9.9)%	$6,974	$6,980	$(6)	(0.1)%

Credit line interest - the decreases are due to the reduction in the weighted average balances outstanding under our line of credit.  For the three months ended June 30, 2011 and 2010, such balances were approximately $7.0 million and $27 million, respectively, and for the six months ended June 30, 2011 and 2010, such balances were approximately $13 million and $27 million, respectively.  In February 2011, we applied $26.2 million of our public offering proceeds to reduce the outstanding credit line balance.  The decrease in this expense for the current six months was partially offset by an increase of approximately $235,000 from the increase, effective April 1, 2010, in the annual interest rate charged on the credit line to 6%.  The Company was paying interest at LIBOR plus 2.15% (2.44% at March 31, 2010).

Mortgage interest -  during the current three months, this expense decreased due to the decrease from approximately 6.5% to approximately 6.27% in the weighted average interest rate on outstanding mortgage debt, partially offset by the approximately $3.4 million increase in the weighted average amount of outstanding mortgage debt.  During the current six months, this expense increased due to the approximately $11.6 million increase in the weighted average amount of outstanding mortgage debt, partially offset by the decrease from approximately 6.49% to 6.25% in the weighted average interest rate thereon.  The weighted average amount of outstanding mortgage debt (approximately $205.6 million and $208.4 million for the current three and six months, respectively, and $202.2 million and $196.8 million for the corresponding periods in 2010) increased in 2011 primarily due to the assumption of mortgage debt in the aggregate amount of $33.6 million in connection with the acquisition of properties in

2010 and $9.5 million in connection with the financing of certain properties in 2010 and 2011.  The increase in 2011 in the weighted amount of outstanding mortgage debt was partially offset by decreases to such debt due to the payoff in February 2011 of two mortgage loans aggregating $7.7 million, the payoff and paydown in August 2010 of three mortgage loans aggregating $8.3 million and regular monthly principal amortization of other mortgages of approximately $8.1 million since January 1, 2010.  The weighted average interest rate of the mortgages that were paid off was approximately 8% and the weighted average interest rate of the mortgages we assumed and on the properties we financed was approximately 5.97%.  The weighted average interest rates in the current three and six month periods decreased from the corresponding periods in the prior year due to financing, refinancing and paydown of debt as described above.

Amortization of deferred financing costs.  The increase in the six months ended June 30, 2011 is primarily due to accelerated amortization of deferred financing costs of approximately $120,000 relating to two mortgage loans that were paid in full in February 2011.  The increases in the three and six month periods were also due to the amortization of deferred financing costs that were incurred in connection with financings on four properties we acquired in 2010 and in connection with the amendment of our line of credit in January 2011.

Discontinued Operations

The following table compares discontinued operations for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2011	2010	Increase (Decrease)	Percent Change	2011	2010	Increase (Decrease)	Percent Change
Discontinued operations:
Income from operations	$97	$252	$(155)	(61.5)%	$277	$486	$(209)	(43.0)%
Net gain on sale	932	—	932	n/a	932	—	932	n/a
Income from discontinued operations	$1,029	$252	$777	308%	$1,209	$486	$723	149%

Discontinued operations.  Discontinued operations for the three and six months ended June 30, 2011 includes the income from operations and net gain on sale of a property sold in May 2011. For the three and six months ended June 30, 2010, discontinued operations includes the income from operations of the property sold in May 2011 and two properties sold in the three months ended September 2010.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from our operations, cash and cash equivalents, available-for-sale securities, borrowings under our revolving credit facility, refinancing existing mortgage loans and obtaining mortgage loans secured by our unencumbered properties.  Our available liquidity at June 30, 2011 was, without giving effect to the $6 million balance we are required to maintain pursuant to the credit facility, approximately $62.5 million, including $11.4 million of cash and cash equivalents, $601,000 of available-for-sale securities and $50.5 million available under our revolving line of credit.

Liquidity and Financing

We expect to meet substantially all of our operating cash requirements (including dividend payments) from cash flow from operations. To the extent that cash flow from operations is not adequate to cover all of our operating needs, we will be required to use our available cash and cash equivalents or draw on our credit line (to the extent permitted).

At June 30, 2011, excluding mortgages payable of our unconsolidated joint ventures, we had 34 outstanding mortgages payable secured by 50 properties, in aggregate principal amount of approximately $198.2 million. These mortgages represent first liens on individual real estate investments with an aggregate carrying value of approximately $326.1 million, before accumulated depreciation. The mortgages bear interest at fixed rates ranging from 5.44% to 8.8% (a 6% weighted average interest rate) and mature between 2012 and 2037.

We anticipate that mortgage debt due through 2013 of approximately $48.5 million will be paid primarily from cash and cash equivalents, cash flow from operations, and mortgage financings and refinancings. If we are unsuccessful in refinancing our existing indebtedness or financing our unencumbered properties, our cash flow, funds available under our credit facility and available cash, if any, may not be sufficient to repay all debt obligations when payments become due, and we may need to issue additional equity, obtain long or short term debt, or dispose of properties on unfavorable terms.

We continually seek to refinance existing mortgage loans on terms we deem acceptable, in order to generate additional liquidity.  Also, in the normal course of our business, we sell properties when we determine that it is in our best interests, which generates additional liquidity. Our encumbered properties are subject to non-recourse mortgages, with standard carve outs for, among other things, environmental liabilities, the sale, financing or encumbrance of the property in violation of loan documents, damage to property as a result of intentional misconduct or gross negligence, failure to pay valid taxes and other claims which could create liens on property.

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

The terms of our revolving credit facility include certain restrictions and covenants which limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties.  As of June 30, 2011, we were in compliance with applicable covenants.

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

As of June 30, 2011, we had three interest rate swap agreements outstanding, including one held by two of our unconsolidated joint ventures.  The fair value of our interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time.  At June 30, 2011, if there had been a 1% increase in forward interest rates, the fair market value of the interest rate swaps and net unrealized loss on derivative instruments would have decreased by approximately $697,000.  If there had been a 1% decrease in forward interest rates, the fair market value of the interest rate swaps and net unrealized loss on derivative instruments would have increased by approximately $792,000.  These changes would not have any impact on our net income or cash.

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

We assessed the market risk for our revolving variable rate credit facility and believe that there is no foreseeable market risk because interest is charged at the greater of (i) 90 day LIBOR plus 3% and (ii) 6% per annum.  At June 30, 2011, 90 day LIBOR plus 3% was approximately 3.25%; therefore, a 1% increase or decrease would not have any impact on our interest expense related to this facility.

Item 4.  Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101

Financial statements from the Quarterly Report on Form 10-Q of One Liberty Properties, Inc. for the quarterly period ended June 30, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income,(iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.  *

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ONE LIBERTY PROPERTIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

One Liberty Properties, Inc.
(Registrant)

August 8, 2011	/s/ Patrick J. Callan, Jr.
Date	Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

August 8, 2011	/s/ David W. Kalish
Date	David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)