Form 10-Q
period 2011-09-30
ONE LIBERTY PROPERTIES INC
filed 2011-11-08
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

As of November 1, 2011, the registrant had 14,561,778 shares of common stock outstanding.

One Liberty Properties Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Real estate investments, at cost
Land	$132,378	$126,697
Buildings and improvements	337,149	319,203
Total real estate investments, at cost	469,527	445,900
Less accumulated depreciation	60,566	54,137
Real estate investments, net	408,961	391,763

Property held for sale (including related assets of $808)	—	10,678
Investment in unconsolidated joint ventures	5,139	4,777
Cash and cash equivalents	8,430	7,732
Available-for-sale securities	353	422
Unbilled rent receivable	12,151	11,149
Unamortized intangible lease assets	11,571	10,887
Escrow, deposits and other assets and receivables	2,601	4,684
Investment in BRT Realty Trust at market (related party)	231	266
Unamortized deferred financing costs	2,465	2,265
Total assets	$451,902	$444,623

Liabilities and Stockholders’ Equity
Liabilities:
Mortgages payable	$197,796	$215,308
Line of credit	20,000	36,200
Dividends payable	4,783	3,806
Accrued expenses and other liabilities	5,373	5,144
Unamortized intangible lease liabilities	5,274	4,982
Total liabilities	233,226	265,440

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized; 14,146 and 11,212 shares issued and outstanding	14,146	11,212
Paid-in capital	188,370	147,158
Accumulated other comprehensive loss	(1,165)	(156)
Accumulated undistributed net income	17,325	20,969
Total stockholders’ equity	218,676	179,183
Total liabilities and stockholders’ equity	$451,902	$444,623

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Rental income, net	$11,151	$10,466	$33,494	$30,546

Operating expenses:
Depreciation and amortization	2,424	2,155	7,072	6,314
General and administrative (including $572, $447, $1,716 and $1,341, respectively, to related party)	1,804	1,545	5,306	4,811
Real estate acquisition costs	131	224	176	738
Real estate expenses (including $150, $150, $450 and $450, respectively, to related party)	620	396	1,908	1,362
Leasehold rent	77	77	231	231
Total operating expenses	5,056	4,397	14,693	13,456

Operating income	6,095	6,069	18,801	17,090

Other income and expenses:
Equity in earnings of unconsolidated joint ventures	105	101	241	354
Gain on disposition of real estate held by unconsolidated joint venture	—	—	—	107
Gain on settlement of debt	—	—	1,240	—
Other income, including realized gain on sale of available-for-sale securities and interest income	9	40	62	265
Interest:
Expense	(3,259)	(3,658)	(10,233)	(10,639)
Amortization of deferred financing costs	(185)	(160)	(681)	(452)
Income from continuing operations	2,765	2,392	9,430	6,725

Discontinued operations:
Income from operations	—	219	277	705
Net gain on sale	—	235	932	235
Income from discontinued operations	—	454	1,209	940

Net income	$2,765	$2,846	$10,639	$7,665

Weighted average number of common shares outstanding:
Basic	14,143	11,160	13,663	11,108
Diluted	14,143	11,197	13,663	11,140

Continued on next page

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited) (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income per common share — basic:
Income from continuing operations	$.19	$.21	$.66	$.59
Income from discontinued operations	—	.04	.09	.08
Net income per common share — basic	$.19	$.25	$.75	$.67

Net income per common share — diluted:
Income from continuing operations	$.19	$.21	$.66	$.59
Income from discontinued operations	—	.04	.09	.08
Net income per common share — diluted	$.19	$.25	$.75	$.67

Cash distribution declared per share of common stock	$.33	$.30	$.99	$.90

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

For the nine month period ended September 30, 2011 (Unaudited)

and the year ended December 31, 2010

(Amounts in Thousands, Except Per Share Data)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Undistributed Net Income	Total
Balances, January 1, 2010	$10,879	$143,272	$191	$25,786	$180,128

Distributions - common stock
Cash - $1.23 per share	—	—	—	(14,123)	(14,123)
Issuance of stock for stock dividend obligation at December 31, 2009	216	1,888	—	—	2,104
Restricted stock vesting	36	(36)	—	—	—
Shares issued through dividend reinvestment plan	81	1,119	—	—	1,200
Compensation expense - restricted stock	—	915	—	—	915
Net income	—	—	—	9,306	9,306
Other comprehensive income -
Net unrealized loss on available-for-sale securities	—	—	(60)	—	(60)
Net unrealized loss on derivative instruments	—	—	(287)	—	(287)
Comprehensive income	—	—	—	—	8,959

Balances, December 31, 2010	11,212	147,158	(156)	20,969	179,183

Distributions - common stock
Cash - $.99 per share	—	—	—	(14,283)	(14,283)
Restricted stock vesting	46	(46)	—	—	—
Shares issued in stock offering - net of offering costs of $282	2,700	37,869	—	—	40,569
Shares issued through dividend reinvestment plan	188	2,619	—	—	2,807
Compensation expense - restricted stock	—	770	—	—	770
Net income	—	—	—	10,639	10,639
Other comprehensive income -
Net unrealized loss on available-for-sale securities	—	—	(108)	—	(108)
Net unrealized loss on derivative instruments	—	—	(724)	—	(724)
OLP’s share of joint venture net unrealized loss on derivative instruments	—	—	(177)	—	(177)
Comprehensive income	—	—	—	—	9,630

Balances, September 30, 2011	$14,146	$188,370	$(1,165)	$17,325	$218,676

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$10,639	$7,665
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on settlement of debt	(1,240)	—
Gain on sale of real estate	(932)	(235)
Gain on sale of available-for-sale securities	—	(149)
Increase in rental income from straight-lining of rent	(1,019)	(1,292)
Decrease in rental income resulting from bad debt expense	514	93
Decrease in rental income from amortization of intangibles relating to leases	50	17
Amortization of restricted stock expense	770	673
Gain on disposition of real estate held by unconsolidated joint venture	—	(107)
Equity in earnings of unconsolidated joint ventures	(241)	(354)
Distributions of earnings from unconsolidated joint ventures	308	530
Depreciation and amortization	7,135	6,497
Amortization and write off of financing costs	681	452
Changes in assets and liabilities:
Increase in escrow, deposits, other assets and receivables	(362)	(1,198)
(Decrease) increase in accrued expenses and other liabilities	(368)	397
Net cash provided by operating activities	15,935	12,989

Cash flows from investing activities:
Purchase of real estate and improvements	(22,887)	(23,964)
Net proceeds from sale of real estate	11,544	4,137
Investment in unconsolidated joint ventures	(669)	(150)
Distributions of return of capital from unconsolidated joint ventures	58	953
Prepaid tenant improvement allowance	—	(1,750)
Net proceeds from sale of available-for-sale securities	—	6,345
Net cash used in investing activities	(11,954)	(14,429)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(4,132)	(4,090)
Repayment of mortgages payable	(15,302)	(10,687)
Proceeds from mortgage financings	3,004	3,000
Proceeds from common stock offering, net	40,569	—
Proceeds from bank line of credit	20,000	16,300
Repayment on bank line of credit	(36,200)	(15,500)
Issuance of shares through dividend reinvestment plan	2,807	426
Payment of financing costs	(723)	(1,022)
Cash distributions to common stockholders	(13,306)	(7,119)
Expenses associated with stock issuance	—	(104)
Net cash used in financing activities	(3,283)	(18,796)

Net increase (decrease) in cash and cash equivalents	698	(20,236)
Cash and cash equivalents at beginning of period	7,732	28,036
Cash and cash equivalents at end of period	$8,430	$7,800

Continued on next page

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

	Nine Months Ended September 30,
	2011	2010

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$10,440	$10,654

Supplemental schedule of non-cash investing and financing activities:
Common stock dividend — portion paid in shares of Company’s common stock	—	2,209
Assumption of mortgage payable in connection with purchase of real estate	—	17,654
Settlement of mortgage debt	1,259	—
Purchase accounting allocation — intangible lease assets	1,622	1,078
Purchase accounting allocation — intangible lease liabilities	612	357
Reclassification of 2010 prepaid tenant improvement allowance to building improvements	1,750	—
Reclassification of real estate owned to property held for sale	—	10,678

See accompanying notes to consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2011

Note 1 - Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland.  OLP is a self-administered and self-managed real estate investment trust (“REIT”).  OLP acquires, owns and manages a geographically diversified portfolio of retail (including furniture and office supply stores), industrial, office, flex, health and fitness and other properties, a substantial portion of which are under long-term net leases.  As of September 30, 2011, OLP owned 88 properties, two of which are vacant and one of which is a 50% tenancy in common interest.  OLP’s joint ventures owned a total of five properties. The 93 properties are located in 29 states.

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results for the full year.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

The consolidated financial statements include the accounts and operations of OLP and its wholly-owned subsidiaries (collectively, the “Company”).   Material intercompany items and transactions have been eliminated. The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting.  All investments in joint ventures have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support and, as a group, the holders of the equity at risk have power through voting rights to direct the activities of the venture. As a result, none of the Company’s joint ventures are variable interest entities.  In addition, although the Company is the managing member of these joint ventures, it does not exercise substantial operating control over these entities, and therefore the entities are not consolidated.  These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for their share of equity in earnings (losses), cash contributions and distributions.  None of the joint venture debt is recourse to the Company.

Certain amounts reported in previous consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current periods’ presentation, primarily to reclassify the assets of one property, which was sold in May 2011, to property held for sale at December 31, 2010 and to reclassify the operations of this property to discontinued operations for the nine months ended September 30, 2011 and the three and nine months ended September 30, 2010.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2011 (Continued)

Note 2   Basis of Preparation (Continued)

After considering a report of an independent compensation consultant, $150,000 per quarter ($600,000 per annum) for property management costs incurred under the Compensation and Services Agreement was reclassified from general and administrative expenses to real estate operating expenses for the three months ended June 30, 2011, the three months ended March 31, 2011 and the three and nine months ended September 30, 2010. Such amounts have been included as a component of real estate operating expenses in the three and nine months ended September 30, 2011.

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Note 3 - Earnings Per Common Share

For the three and nine months ended September 30, 2011 and 2010, basic earnings per share was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period, including the effect of the 2,700,000 shares sold in February 2011 as described in Note 11. Net income during the applicable period is also allocated to the unvested restricted stock as the restricted stock is entitled to receive dividends and is therefore considered a participating security.  Unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of unvested restricted stock.  The weighted average number of unvested shares of restricted stock outstanding was 348,000 and 354,000 during the three and nine months ended September 30, 2011, respectively, and 321,000 and 335,000 during the three and nine months ended September 30, 2010, respectively.  The dividends declared payable to unvested restricted stockholders was $115,000 and $345,000 during the three and nine months ended September 30, 2011, respectively, and $96,000 and $300,000 during the three and nine months ended September 30, 2010, respectively.  The restricted stock units awarded under the Pay-for-Performance program described in Note 14 are excluded from the basic earnings per share calculation, as these units are not participating securities.

Diluted earnings per share reflects the potential dilution that could occur if securities or other rights exercisable for, or convertible into, common stock were exercised, converted or otherwise resulted in the issuance of common stock that shared in the earnings of the Company.  The weighted average number of common shares outstanding used for the diluted earnings per share calculation for the three and nine months ended September 30, 2010 includes the full impact of common stock issued in connection with the dividend paid in January 2010, based on the December 11, 2009 dividend declaration date, as the shares were

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2011 (Continued)

Note 3 - Earnings Per Common Share (Continued)

contingently issuable as of December 11, 2009.  This stock dividend was included in basic earnings per share as of the January 25, 2010 issuance date. The diluted weighted average number of common shares does not include 200,000 shares of common stock underlying the restricted stock units awarded on September 14, 2010 under the Pay-for-Performance Program, as they did not meet the defined performance metric or total stockholder return as of September 30, 2011.

There were no options outstanding to purchase shares of common stock or other rights exercisable for, or convertible into, common stock during the three and nine months ended September 30, 2011 and 2010.

Note 4 - Investment in Unconsolidated Joint Ventures

The Company’s five unconsolidated joint ventures each own and operate one property, including a 50% owned joint venture which acquired a retail property in March 2011 for a total purchase price of $3,200,000.  At September 30, 2011 and December 31, 2010, the Company’s equity investment in unconsolidated joint ventures totaled $5,139,000 and $4,777,000, respectively. In addition to the $107,000 gain on sale of property in the nine months ended September 30, 2010, the Company recorded equity in earnings of $241,000 and $354,000 for the nine months ended September 30, 2011 and 2010, respectively, and $105,000 and $101,000 for the three months ended September 30, 2011 and 2010, respectively.

Note 5 - Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments.  If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required.  At September 30, 2011 and December 31, 2010, the balance in allowance for doubtful accounts was $1,491,000 and $977,000, respectively, recorded as a reduction to accounts receivable. The Company records bad debt expense as a reduction of rental income. For the three and nine months ended September 30, 2011, the Company recorded bad debt expense of $6,000 and $514,000, respectively.   For the three and nine months ended September 30, 2010, the Company recorded bad debt expense of $14,000 and $93,000, respectively.  For the nine months ended September 30, 2010, $2,000 of such bad debt expense was recorded in discontinued operations. The bad debt expense for the nine months ended September 30, 2011 results substantially from uncollected rental income and real estate taxes related to a property previously leased by Robb & Stucky.  Robb & Stucky filed for bankruptcy protection in February 2011; thereafter, it rejected its lease and as of June 30, 2011, vacated the property.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2011 (Continued)

Note 6 - Real Estate Acquisitions

The following chart details the Company’s real estate acquisitions during the nine months ended September 30, 2011.

Description of Property	Date Acquired	Purchase Price	Third Party Real Estate Acquisition Costs (a)

Big Lots store, Bolingbrook, Illinois	March 4, 2011	$2,325,000	$21,300

FedEx Express distribution center, Durham, North Carolina	July 29, 2011	3,975,000	29,900

L.A. Fitness health club, Hamilton, Ohio	August 9, 2011	7,900,000	48,500

Two hhgregg stores, Niles and Crystal Lake, Illinois	September 14, 2011	8,000,000	56,600

Other		—	19,800

		$22,200,000	$176,100

(a)    Included in the accompanying consolidated statements of income.

All of the properties purchased by the Company in 2011 were purchased for cash (utilizing our line of credit in certain circumstances), are 100% occupied and are each leased to a single tenant pursuant to a long term net lease.

As a result of the 2011 purchases, the Company recorded intangible lease assets of $1,622,000 and intangible lease liabilities of $612,000, representing the value of the acquired leases and origination costs.  As of September 30, 2011, the weighted average amortization period for the 2011 acquisitions is 9.3 years for the intangible lease assets and 24.3 years for the intangible lease liabilities. The Company assessed the fair value of the lease intangibles based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 (as defined in Note 15) in the fair value hierarchy. The Company is currently in the process of finalizing the purchase price allocations for the properties purchased in the three months ended September 30, 2011; therefore, these allocations are preliminary and subject to change.

Note 7 - Discontinued Operations and Property Held for Sale

On May 20, 2011, the Company sold a property, leased to Office Depot and located in California, to an unrelated party for $11,544,000, net of closing costs, and realized a gain of approximately $932,000, which is included in net gain on sale in discontinued operations in the nine months ended September 30, 2011. The net book value of the property, including related

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2011 (Continued)

Note 7 - Discontinued Operations and Property Held for Sale (Continued)

assets of $808,000, was $10,678,000 at December 31, 2010 and is included in property held for sale on the accompanying balance sheet.

The following is a summary of income from discontinued operations applicable to the property sold in May 2011 and the two properties sold in July 2010 and September 2010 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Rental income	$—	$304	$342	$1,021

Depreciation and amortization	—	51	63	183
Real estate expenses	—	(4)	2	8
Interest expense	—	38	—	125

Total expenses	—	85	65	316

Income from operations	—	219	277	705
Net gain on sale	—	235	932	235

Income from discontinued operations	$—	$454	$1,209	$940

Note 8 — Gain on Settlement of Debt

On June 27, 2011, the Company paid off the $8,893,000 principal balance of the mortgage secured by the property previously leased to Robb & Stucky with a payment of $7,634,000. The $1,240,000 gain on settlement of debt is net of a $19,000 write off of the remaining balance of related deferred mortgage costs.

The property was tested for impairment in June 2011 and it was determined that no charge was required. No additional indicators of impairment have been identified.

Note 9 - Line of Credit

On January 6, 2011, the Company entered into an amendment of its credit facility with VNB New York Corp., Bank Leumi USA, Israel Discount Bank of New York and Manufacturer’s & Trader’s Trust Company, which, among other things, increased the Company’s borrowing capacity by $15,000,000 to $55,000,000 and extended the maturity by one year to March 31, 2013.  The interest rate thereon is the greater of (i) 90 day LIBOR plus 3% (3.4% at September 30, 2011), and (ii) 5.5% per annum, effective August 5, 2011, as a result of an additional amendment (was 6% per annum through August 5, 2011), and there is an unused facility fee of .25% per annum. In connection with the January 2011 amendment, the Company incurred a

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2011 (Continued)

Note 9 - Line of Credit (Continued)

$350,000 commitment fee which is being amortized over the remaining term of the facility. At September 30, 2011, $20,000,000 was outstanding under the facility and at November 2, 2011, $28,500,000 was outstanding.  The Company was in compliance with all covenants at September 30, 2011.

Note 10 - Compensation and Services Agreement

On September 13, 2011, the independent members of the Company’s Board of Directors authorized a $500,000 increase (effective January 1, 2011) from $2,400,000 to $2,900,000 in the compensation and services agreement with Majestic Property Management Corp.  In June 2011, a compensation consultant was engaged to prepare a “Compensation and Total Costs Analysis” report.  The results of this report were utilized to evaluate the $500,000 increase.

Note 11 - Public Offering

On February 11, 2011, the Company sold 2,700,000 shares of its common stock and received net proceeds of approximately $40,569,000.  The proceeds were used to repay two mortgages in aggregate amount of $7,700,000 having a weighted average interest rate of 7.9% and to reduce the amount outstanding under the line of credit by $26,200,000.  The balance of the proceeds was used for general corporate purposes, including the purchase of a property in March 2011.

Note 12 - Common Stock Cash Dividend

On September 13, 2011, the Board of Directors declared a quarterly cash dividend of $.33 per share on the Company’s common stock, totaling $4,783,000. The quarterly dividend was paid on October 5, 2011 to stockholders of record as of September 27, 2011.

Note 13 - Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2011 and 2010 is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$2,765	$2,846	$10,639	$7,665
Other comprehensive income (loss)-
Net unrealized (loss) gain on available-for-sale securities	(21)	25	(108)	(107)
Net unrealized (loss) on derivative instruments	(701)	(193)	(901)	(599)
Comprehensive income	$2,043	$2,678	$9,630	$6,959

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2011 (Continued)

Note 13 - Comprehensive Income (Continued)

Accumulated other comprehensive loss reported on the balance sheet includes an accumulated net unrealized loss on available-for-sale securities of $56,000, an unrealized loss on available-for-sale securities in a joint venture of $33,000, a net unrealized loss on derivative instruments of $899,000, and our 50% share of a net unrealized loss on a joint venture derivative instrument of $177,000, resulting in a total cumulative net loss of $1,165,000 at September 30, 2011.  At December 31, 2010, accumulated other comprehensive loss of $156,000 was comprised of a net accumulated unrealized gain on available-for-sale securities of $47,000, an unrealized loss on available-for-sale securities in a joint venture of $27,000 and a net unrealized loss on derivative instruments of $176,000.

Note 14 - Stock Based Compensation

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

On September 14, 2010, the Board of Directors approved a Pay-For-Performance Program under the Company’s 2009 Incentive Plan, and awarded 200,000 performance share awards in the form of restricted stock units (the “Units”). The holders of Units are not entitled to dividends or to vote the underlying shares until the Units vest and shares are issued. Accordingly, for accounting purposes, the shares underlying the Units are not included in the shares shown as outstanding on the balance sheet.  If the defined performance criteria are satisfied in full at June 30, 2017, one share of the Company’s common stock will vest and be issued for each Unit outstanding and a pro-rata portion of the Units will vest and be issued if the performance criteria fall between defined ranges.  In the event that the performance criteria are not satisfied in whole or in part at June 30, 2017, the unvested Units will be forfeited and no shares of the Company’s common stock will be issued for those Units.  No Units were granted, vested or forfeited in the nine months ended September 30, 2011.

Through September 30, 2011, a total of 416,910 and 274,100 stock awards (i.e. restricted shares and restricted stock units) were issued pursuant to the Company’s 2009 and

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2011 (Continued)

Note 14 - Stock Based Compensation (Continued)

2003 Incentive Plans, respectively. Under the 2009 Incentive Plan, 183,090 shares remain available for grant. No additional shares may be granted under the 2003 Incentive Plan.  As of September 30, 2011, there were approximately $2,636,000 of total compensation costs related to nonvested awards that have not yet been recognized, including $469,000 related to the Pay-for-Performance Program (net of forfeiture and performance assumptions which are re-evaluated quarterly). These compensation costs will be charged to general and administrative expense over the remaining respective vesting periods. The weighted average vesting period is approximately 3.7 years.  As of September 30, 2011, there were no options outstanding under the 2009 and 2003 Incentive Plans.

A summary of the activity of the incentive plans follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Restricted share grants	—	875	74,040	875
Average per share grant price	—	$14.64	$16.19	$14.64
Recorded as deferred compensation	—	$13,000	$1,199,000	$13,000

Non-vested shares:
Non-vested beginning of period	348,385	321,875	320,940	357,925
Grants	—	875	74,040	875
Vested during period	—	—	(46,450)	(36,050)
Forfeitures	—	(1,810)	(145)	(1,810)
Non-vested end of period	348,385	320,940	348,385	320,940

Average per share value of non-vested shares (based on grant price)	$12.96	$13.33	$12.96	$13.33
Value of shares vested during the period (based on grant price)	$—	$—	$960,000	$687,000

Total charge to operations:
Outstanding restricted stock grants	$227,000	$213,000	$703,000	$673,000
Outstanding restricted stock units	22,000	—	67,000	—
	$249,000	$213,000	$770,000	$673,000

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

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2011 (Continued)

Note 15 - Fair Value of Financial Instruments (Continued)

Mortgages payable: At September 30, 2011, the $204,018,000 estimated fair value of the Company’s mortgages payable is more than their carrying value by approximately $6,222,000, assuming a blended market interest rate of 5.0% based on the 4.5 year weighted average remaining term of the mortgages.

Line of credit: The $20,000,000 carrying amount of the Company’s line of credit approximates its fair value at September 30, 2011.

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

In January 2010, the FASB issued updated guidance on fair value measurements and disclosures which requires disclosures of details of significant asset or liability transfers between Level 1 and 2 of the fair value hierarchy, the reasons for transfers in or out of Level 3 of the fair value hierarchy and activity for recurring Level 3 measures. The guidance also clarifies certain existing disclosure requirements related to the level at which fair value disclosures should be disaggregated and the requirement to provide disclosures about the valuation techniques and inputs used in determining the fair value of assets or liabilities classified as Level 2 or 3. These required disclosures were effective January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures were effective for the Company on January 1, 2011. There were no transfers between Level 1, 2 and no significant transfers into or out of Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2011.  The adoption did not have a material effect on the Company’s consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2011 (Continued)

Note 15 - Fair Value of Financial Instruments (Continued)

The fair values of the Company’s financial instruments were determined using the following inputs as of September 30, 2011 (dollars in thousands):

	Carrying and	Fair Value Measurements Using Fair Value Hierarchy
	Fair Value	Level 1	Level 2
Financial assets:
Available-for-sale securities:
Equity securities	$584	$584	$—

Financial liabilities:
Derivative financial instruments	899	—	899

Available-for-sale securities

The Company’s available-for-sale securities have a total cost of $640,000.  At September 30, 2011, unrealized gains on such securities were $112,000 and unrealized losses were $168,000. The aggregate net unrealized loss of $56,000 is included in accumulated other comprehensive loss on the balance sheet.  Fair values are approximated based on current market quotes from financial sources that track such securities. All of the available-for-sale securities in an unrealized loss position are equity securities and amounts are not considered to be other than temporary impairment because the Company expects the value of these securities to recover and plans on holding them until at least such recovery occurs.

Derivative financial instruments

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities.  At September 30, 2011 and December 31, 2010, these derivatives are included in other liabilities and other assets on the consolidated balance sheet.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparty.  However, as of September 30, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2011 (Continued)

Note 16 - Derivative Financial Instruments

As of September 30, 2011, the Company had the following outstanding interest rate derivatives, all of which were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Notional Amount	Fixed Interest Rate	Maturity Date
Interest Rate Swap	$9,500	6.50%	December 2014
Interest Rate Swap	$4,500	5.75%	November 2020
Interest Rate Swap	$4,000	4.75%	August 2016

The following table presents the fair value of the Company’s derivatives designated as hedging instruments as of September 30, 2011 and December 31, 2010 (dollars in thousands):

Asset Derivatives				Liability Derivatives
As of September 30, 2011		As of December 31, 2010		As of September 30, 2011		As of December 31, 2010
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Other Assets	$—	Other Assets	$126	Other Liabilities	$899	Other Liabilities	$302

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the three and nine months ended September 30, 2011 and September 30, 2010 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Amount of loss recognized on derivative in Other Comprehensive Income	$(687)	$(246)	$(977)	$(762)
Amount of loss reclassified from Accumulated Other Comprehensive Income into Interest Expense	$(92)	$(54)	$(253)	$(163)

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three and nine months ended September 30, 2011 or September 30, 2010.  During the twelve months ending September 30, 2012, the Company estimates an additional $342,000 will be reclassified from other comprehensive income as an increase to interest expense.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2011 (Continued)

Note 16 - Derivative Financial Instruments (Continued)

The derivative agreements in effect at September 30, 2011 provide that if the wholly-owned subsidiary of the Company which is a party to the agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to one of the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, then the Company could be held liable for such swap breakage losses.

As of September 30, 2011, the fair value of the derivatives in a liability position including accrued interest but excluding any adjustments for nonperformance risk was approximately $971,000.  If the Company breaches any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the derivative agreements at their termination liability value of $971,000.

Two of the Company’s unconsolidated joint ventures, in which a wholly owned subsidiary of the Company is a 50% partner and each of the two joint ventures have the same venture partners, had a $4,000,000 interest rate swap outstanding at September 30, 2011. The swap had an interest rate of 5.81% and matures in April 2018. The Company’s 50% share of the swap is $2,000,000 and the value is $(177,000) as of September 30, 2011 and zero as of December 31, 2010 and is included in “Investment in Unconsolidated Joint Ventures” on the Company’s balance sheet. The Company’s 50% share of loss recognized in other comprehensive income was $119,000 and $206,000 for the three and nine months ended September 30, 2011 and the amount of loss reclassified from accumulated other comprehensive income into equity in earnings of unconsolidated joint ventures was $14,000 and $29,000 for the three and nine months ended September 30, 2011.

Note 17 - New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity and instead requires the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard is intended to enhance comparability between entities that report under GAAP and to provide a more consistent method of presenting other comprehensive income transactions that affect an entity’s equity. This standard is effective for the Company on January 1, 2012 and is to be applied retrospectively. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income but will change the way the information is presented in the Company’s consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2011 (Continued)

Note 17 - New Accounting Pronouncements (Continued)

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

Note 18 - Subsequent Event

On October 27, 2011, a newly formed joint venture which will be consolidated, in which One Liberty holds a 90% interest, acquired a retail property located in Cherry Hill, New Jersey. The property consists of 115,500 square feet and is situated on approximately 12.4 acres.  At closing, the venture entered into a new lease with a retail tenant for approximately 70,500 square feet.  It is contemplated that the venture will redevelop the entire property (including the leased portion) and lease the balance of the space over time. The all cash purchase price was $5,800,000. One Liberty, who is the manager of the venture, contributed 90% of the equity for the transaction.

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

Overview

We are a self-administered and self-managed real estate investment trust, organized in Maryland in 1982.  We acquire, own and manage a geographically diversified portfolio of retail (including furniture and office supply stores), industrial, office, flex, health and fitness and other properties, a substantial portion of which are under long-term net leases.  As of September 30, 2011, we owned 88 properties, two of which are vacant, and one of which is a 50% tenancy in common interest.  Our joint ventures owned a total of five properties.  The 93 properties are located in 29 states.

We face a variety of risks and challenges in our business. Among other things, we face the possibility we will not be able to lease our properties on terms favorable to us or at all and that our tenants may not be able to pay their rental and other obligations owing under their leases.  In particular, during the recent national economic recession, consumer confidence and retail spending declined, which negatively impacted certain of our retail tenants.  As a result, from 2008 through March 2011, four of our retail tenants sought bankruptcy protection and several of our retail tenants obtained rent relief or negotiated lease renewals on financial terms more favorable to such tenants.

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

In 2010, we purchased 14 properties for an aggregate of $72.3 million and to date in 2011, we have purchased five properties for $22.2 million and a joint venture purchased a property for $3.2 million.  We sold two properties in 2010 and recognized an aggregate net gain of $235,000 and one property in 2011, tenanted by Office Depot, and recognized a net gain of $932,000.  Our occupancy rate at September 30, 2011 was approximately 98.4%.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute currently at least 90% of ordinary taxable income to our stockholders.  We intend to comply with these requirements and to maintain our REIT status.

Results of Operations

The following table compares revenues and operating expenses of continuing operations for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	Increase (Decrease)	Percent Change	2011	2010	Increase (Decrease)	Percent Change
Revenues:
Rental income	$11,151	$10,466	$685	6.5%	$33,494	$30,546	$2,948	9.7%
Operating expenses:
Depreciation and amortization	2,424	2,155	269	12.5%	7,072	6,314	758	12.0%
General and administrative	1,804	1,545	259	16.8%	5,306	4,811	495	10.3%
Real estate acquisition costs	131	224	(93)	(41.5)%	176	738	(562)	(76.2)%
Real estate expenses	620	396	224	56.6%	1,908	1,362	546	40.1%
Leasehold rent	77	77	—	—	231	231	—	—
Total operating expenses	5,056	4,397	659	15.0%	14,693	13,456	1,237	9.2%

Operating income	$6,095	$6,069	$26.4%		$18,801	$17,090	$1,711	10.0%

Revenues

Rental income.  The increases are attributable to $1.1 million and $3.8 million earned during the three and nine months ended September 30, 2011, respectively, from 19 properties we acquired since February 2010.   Increases in real estate tax and expense reimbursements from tenants, principally due to the timing of acquisitions completed in 2010, accounts for $95,000 and $201,000, respectively, of these increases.  Partially offsetting the increases were decreases of approximately $385,000 and $647,000 in rental income in the three and nine months ended September 30, 2011, respectively, resulting from Robb & Stucky’s bankruptcy filing in February 2011.  The nine months ended September 30, 2011 includes rental income from Robb & Stucky for the 4.5 months subsequent to its bankruptcy filing through June 30,

2011, whereas the three and nine months ended September 30, 2010 includes rental income for the entire period.  We have not received any rental payments from the property since Robb & Stucky vacated at the end of June 2011.

Operating Expenses

Depreciation and amortization.  The increases are substantially due to the 19 properties we acquired since February 2010.

General and administrative expenses.  The increases in the three and nine months ended September 30, 2011 are attributable to several factors including (i) a $500,000 annual increase ($125,000 per quarter) in the amount payable pursuant to the compensation and services agreement; (ii) a $25,000 quarterly fee paid to our vice-chairman effective January 1, 2011; (iii) increases of $38,000 and $103,000 in the three and nine months ended September 30, 2011, respectively, in payroll and payroll related expenses; and (iv) the inclusion of $22,000 per quarter in non-cash compensation expense related to pay-for-performance restricted stock units awarded in September 2010.  Partially offsetting the increases in the nine months ended September 30, 2011 was a $138,000 decrease in professional fees incurred in connection with a contemplated equity financing in 2010 that was not pursued.

Real estate acquisition costs.  These expenses decreased in the three and nine months ended September 30, 2011 as compared to the corresponding prior year periods due to the inclusion of expenses related to several more acquisitions in such prior year periods.

Real estate expenses.  The three and nine months ended September 30, 2011 includes approximately $72,000 and $256,000, respectively, of real estate taxes relating to the property previously leased by Robb & Stucky, whereas the corresponding periods in the prior year do not include real estate taxes as they were paid directly to the taxing authority by the tenant. The balance of the increase in the current three and nine months is primarily attributable to the inclusion of real estate taxes and expenses that due to the timing of acquisitions in 2010, were either not included or not included in full in the nine months ended September 30, 2010.  The tenants are contractually obligated to, and have reimbursed us, for a substantial portion of these expenses.

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	Increase (Decrease)	Percent Change	2011	2010	Increase (Decrease)	Percent Change

Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$105	$101	$4	4.0%	$241	$354	$(113)	(31.9)%
Gain on disposition of real estate held by unconsolidated joint venture	—	—	—	—	—	107	(107)	(100)%
Gain on settlement of debt	—	—	—	—	1,240	—	1,240	n/a
Other income, including realized gain on sale of available-for-sale securities and interest income	9	40	(31)	(77.5)%	62	265	(203)	(76.6)%
Interest:
Expense	(3,259)	(3,658)	399	10.9%	(10,233)	(10,639)	406	3.8%
Amortization of deferred financing costs	(185)	(160)	(25)	(15.6)%	(681)	(452)	(229)	(50.7)%

Equity in earnings of unconsolidated joint ventures.  Approximately $65,000 of the decrease in the nine months ended September 30, 2011, results from a sale by a joint venture of a property in April 2010 at the same time the related lease expired. In addition, $50,000 of the decrease in the nine months ended September 30, 2011 is attributable to our 50% share of real estate acquisition costs incurred by one of our joint ventures in connection with the purchase of a property in March 2011.

Gain on disposition of real estate held by unconsolidated joint venture.  In 2010, we recognized a net gain of $107,000 on the sale of a property owned by a joint venture.  There was no comparable gain in 2011.

Gain on settlement of debt.  This gain represents the satisfaction of the $8.9 million mortgage payable related to the property previously leased by Robb & Stucky at less than its face value.  The $1.24 million gain is net of a $19,000 write off of the balance of related deferred mortgage costs.

Other income, including realized gain on sale of available-for-sale securities and interest income.  The 2010 three and nine month periods include a gain on the sale of corporate bonds of $19,000 and $149,000, respectively and related interest income.  There was no such income in the 2011 periods.

Interest expense.  The following table details interest expense for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	Increase (Decrease)	Percent Change	2011	2010	Increase (Decrease)	Percent Change
Interest expense:
Credit line interest	$187	$408	$(221)	(54.2)%	$646	$1,009	$(363)	(36.0)%
Mortgage interest	3,072	3,250	(178)	(5.5)%	9,587	9,630	(43)	(.4)%
Total	$3,259	$3,658	$(399)	(10.9)%	$10,233	$10,639	$(406)	(3.8)%

Credit line interest - the decreases are due to the reduction in the weighted average balances outstanding under our line of credit.  For the three months ended September 30, 2011 and 2010, such balances were approximately $11.5 million and $25.9 million, respectively, and for the nine months ended September 30, 2011 and 2010, such balances were approximately $12.5 million and $26.6 million, respectively.  In February 2011, we applied $26.2 million of our public offering proceeds to reduce the outstanding credit line balance.  The decrease in this expense for the current nine months was partially offset by an increase of approximately $235,000 from the increase, effective April 1, 2010, in the annual interest rate charged on the credit line to 6% (reduced to 5.5% effective August 5, 2011).  The Company had previously paid interest at LIBOR plus 2.15% (2.44% at March 31, 2010).

Mortgage interest - during the current three and nine months, this expense decreased primarily due to the decrease from approximately 6.5% to approximately 6.2% in the weighted average interest rate on outstanding mortgage debt.  During the current nine months, this decrease was partially offset by the approximately $7.2 million increase in the weighted average amount of outstanding mortgage debt.  The weighted average amount of outstanding mortgage debt (approximately $198.6 million and $205.1 million for the current three and nine months, respectively, and $199.9 million and $197.8 million for the corresponding periods in 2010) increased in the nine months ended September 30, 2011 primarily due to the assumption of mortgage debt in connection with the acquisition of properties in 2010 and financing and refinancing of properties in 2010 and 2011 in the aggregate amount of $44 million. The increase in 2011 in the weighted amount of outstanding mortgage debt was partially offset by decreases due to the payoff in June 2011 and February 2011 of mortgage loans aggregating $16.6 million, the payoff and paydown in August 2010 of mortgage loans aggregating $8.3 million and regular monthly principal amortization of other mortgages of approximately $9.5 million since January 1, 2010.  The weighted average interest rate of the mortgages that were paid off was approximately 7.9% and the weighted average interest rate of the mortgages we assumed and on the properties we financed and refinanced was approximately 5.8%.  The weighted average interest rates in the current three and nine month periods decreased from the corresponding periods in the prior year due to financing, refinancing and paydown of debt as described above.

Amortization of deferred financing costs.  The increase in the nine months ended September 30, 2011 is primarily due to accelerated amortization of deferred financing costs of approximately $120,000 relating to two mortgage loans that were paid in full in February 2011.  The increases in the three and nine month periods were also due to the amortization of deferred financing costs that were incurred in connection with financings on four properties we acquired in 2010 and in connection with the amendment of our line of credit in January 2011.

Discontinued Operations

The following table compares discontinued operations for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	Increase (Decrease)	Percent Change	2011	2010	Increase (Decrease)	Percent Change
Discontinued operations:
Income from operations	$—	$219	$(219)	(100)%	$277	$705	$(428)	(60.7)%
Net gain on sale	—	235	(235)	(100)%	932	235	697	297%
Income from discontinued operations	$—	$454	$(454)	(100)%	$1,209	$940	$269	28.6%

Discontinued operations for the nine months ended September 30, 2011 includes the income from operations and net gain on sale of a property sold in May 2011. For the three and nine months ended September 30, 2010, discontinued operations includes the income from operations of the property sold in May 2011 and two properties sold in the three months ended September 2010.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from our operations, cash and cash equivalents, available-for-sale securities, borrowings under our revolving credit facility, refinancing existing mortgage loans and obtaining mortgage loans secured by our unencumbered properties.  Our available liquidity at September 30, 2011 was, without giving effect to the $6 million balance we are required to maintain pursuant to the credit facility, approximately $44 million, including $8.4 million of cash and cash equivalents, $584,000 of available-for-sale securities and $35 million available under our revolving line of credit. Our available liquidity at November 2, 2011 was, without giving effect to the $6 million balance, approximately $35.8 million, including $8.7 million of cash and cash equivalents, $620,000 of available-for-sale securities and $26.5 million available under our revolving line of credit.

Liquidity and Financing

We expect to meet substantially all of our operating cash requirements (including dividend payments) from cash flow from operations. To the extent that cash flow from operations is not adequate to cover all of our operating needs, we will be required to use our available cash and cash equivalents or draw on our credit line (to the extent permitted).

At September 30, 2011, excluding mortgages payable of our unconsolidated joint ventures, we had 34 outstanding mortgages payable secured by 50 properties, in aggregate principal amount of approximately $197.8 million. These mortgages represent first liens on individual real estate investments with an aggregate carrying value of approximately $326.4 million, before accumulated depreciation. The mortgages bear interest at fixed rates ranging from 4.75% to 8.8% (a 6% weighted average interest rate) and mature between 2012 and 2037.

We anticipate that mortgage debt due through 2013 of approximately $44.3 million will be paid primarily from cash and cash equivalents, cash flow from operations, and mortgage financings and refinancings. If we are unsuccessful in refinancing our existing indebtedness or financing our unencumbered properties, our cash flow, funds available under our credit facility and available cash, if any, may not be sufficient to repay all debt obligations when payments become due, and we may need to issue additional equity, obtain long or short term debt, or dispose of properties on unfavorable terms.

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

Credit Facility

We can borrow up to $55 million pursuant to our revolving credit facility which is available to us for the acquisition of commercial real estate, repayment of mortgage debt, and for any other purpose, provided, if used for a purpose other than a property acquisition or mortgage repayment, the amount borrowed for such other purpose will not exceed the lesser of $6 million and 15% of the permitted borrowing base.  The facility matures on March 31, 2013 and bears interest at the greater of (i) 90 day LIBOR plus 3% and (ii) 5.5%.  There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $55 million.  We are required to maintain at least $6 million average outstanding collected deposit balances.  The facility is guaranteed by our subsidiaries that own unencumbered properties and is to be secured by the outstanding stock of any newly formed subsidiary.  Net proceeds received from the sale or refinancing of properties are required to be used to repay amounts outstanding under the facility if proceeds from the facility were used to purchase or refinance the property.

This facility includes certain restrictions and covenants which limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties.  As of September 30, 2011, we were in compliance with applicable covenants.

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

As of September 30, 2011, we had four interest rate swap agreements outstanding, including one held by two of our unconsolidated joint ventures.  The fair value of our interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time.  At September 30, 2011, if there had been a 1% increase in forward interest rates, the fair market value of the interest rate swaps and net unrealized loss on derivative instruments would have decreased by approximately $812,000.  If there had been a 1% decrease in forward interest rates, the fair market value of the interest rate swaps and net unrealized loss on derivative instruments would have increased by approximately $979,000.  These changes would not have any impact on our net income or cash.

From time to time, we utilize interest rate swaps to limit interest rate risk.  Derivatives are used for hedging purposes - not for speculation.  We do not enter into interest rate swaps for trading purposes.

Our mortgage debt (excluding our mortgages subject to the interest swap agreements) bears interest at fixed rates, and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.  We assessed the market risk for our revolving variable rate credit facility and believe that there is no foreseeable market risk because interest is charged at the greater of (i) 90 day LIBOR plus 3% and (ii) 5.5% per annum.  At September 30, 2011, 90 day LIBOR plus 3% was approximately 3.4%; therefore, a 1% increase or decrease would not have any impact on our interest expense related to this facility.

Item 4.  Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101

Financial statements from the Quarterly Report on Form 10-Q of One Liberty Properties, Inc. for the quarterly period ended September 30, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income,(iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements. *

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ONE LIBERTY PROPERTIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

One Liberty Properties, Inc.
(Registrant)

Date: November 8, 2011	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: November 8, 2011	/s/ David W. Kalish
David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)