Form 10-K
period 2011-12-31
ONE LIBERTY PROPERTIES INC
filed 2012-03-14
CIK 712770

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-09279

ONE LIBERTY PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of Incorporation or Organization)	13-3147497 (I.R.S. employer Identification No.)
60 Cutter Mill Road, Great Neck, New York (Address of principal executive offices)	11021 (Zip Code)

Registrant's telephone number, including area code: (516) 466-3100

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $1.00 per share	New York Stock Exchange

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

         Indicate by check mark whether registrant is a shell company (defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2011 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of all common equity held by non-affiliates of the registrant, computed by reference to the price at which common equity was last sold on said date, was approximately $175.0 million.

         As of March 9, 2012, the registrant had 14,730,859 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the 2012 annual meeting of stockholders of One Liberty Properties, Inc., to be filed pursuant to Regulation 14A not later than April 30, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

        In the narrative portion of this report, information with respect to our consolidated joint venture is generally described as if such venture was our wholly owned subsidiary and information with respect to unconsolidated joint ventures is generally separately described.

 PART I

Item 1.    Business

General

        We are a self-administered and self-managed real estate investment trust, also known as a REIT. We were incorporated in Maryland on December 20, 1982. We acquire, own and manage a geographically diversified portfolio of retail (including furniture and office supply stores), industrial, office, flex, health and fitness and other properties, a substantial portion of which are under long-term leases. Substantially all of our leases are "net leases" and ground leases under which the tenant is typically responsible for real estate taxes, insurance and ordinary maintenance and repairs. As of December 31, 2011, we owned 89 properties, one of which is vacant, and one of which is a 50% tenancy in common interest, and participated in five unconsolidated joint ventures that own five properties. Our properties and the properties owned by our joint ventures are located in 29 states and have an aggregate of approximately 5.5 million square feet of space (including approximately 106,000 square feet of space at the property in which we own a tenancy in common interest and approximately 1.2 million square feet of space at properties owned by the joint ventures in which we participate).

        As of December 31, 2011:

  •
  our 2012 contractual rental income (as defined) was approximately $45.2 million;

  •
  the occupancy rate of properties owned by us was approximately 97.6% based on square footage (including the property in which we own a tenancy in common interest);

  •
  the occupancy rate of properties owned by our joint ventures was 100% based on square footage; and

  •
  the weighted average remaining term of the leases generating our 2012 contractual rental income and for the leases at properties owned by our joint ventures, is 8.3 years and 8.4 years, respectively.

        Our 2012 contractual rental income includes, after giving effect to any abatements, concessions or adjustments (i) rental income that is payable to us in 2012 under leases existing at December 31, 2011, and (ii) rental income that is payable to us in 2012 on our tenancy in common interest. Contractual rental income excludes approximately $760,000 of straight-line rent, amortization of approximately $48,000 of intangibles and our share of the rental income payable to our joint ventures, which, in 2012 will be approximately $1.5 million.

2011 Highlights and Recent Developments

  •
  Total revenues increased by $4.3 million or 10.4% from 2010 and net income increased by $4.4 million or 47.5% from 2010.

  •
  We acquired six properties for an aggregate of $28 million. Three of the properties are located in Illinois and the other properties are located in North Carolina, Ohio and New Jersey. The acquired properties account for approximately $2.6 million or 5.8% of our 2012 contractual rental income.

  •
  We sold one property tenanted by Office Depot for an aggregate of $11.5 million and realized a gain of $932,000. The property sold accounted for $1.2 million of income (including the $932,000 gain) from discontinued operations in 2011. Rents from properties tenanted by Office Depot account for less than 8% of our 2012 contractual rental income.

  •
  We issued 2,700,000 shares of our common stock and received net proceeds of approximately $40.6 million. The proceeds were used to repay two mortgages in aggregate amount of $7.7 million having a weighted average interest rate of 7.9%, to reduce the amount outstanding under the line of credit by $26.2 million and to purchase a property in March 2011 for $2.3 million. The balance of the proceeds was used for general corporate purposes.

  •
  In February 2012, we entered into a joint venture with an affiliate of Trammell Crow Company ("Trammell Crow") pursuant to which the venture contemplates re-developing our 6.2 acre site in Plano, Texas into up to two Class A office buildings. This site, which we have owned since 2003, was previously tenanted by a retail furniture operator that filed for bankruptcy protection in February 2011 and is currently tenanted by another retail furniture operator under a short term lease. We contributed this property to the joint venture in exchange for a 90% equity interest therein and Trammell Crow contributed $1.5 million in exchange for its 10% equity interest therein. The re-development of this property is subject to, among other things, obtaining the necessary equity and debt financing, sufficient tenant commitments and obtaining various governmental and non-governmental approvals.

  •
  In March 2012, we acquired three Applebee's restaurant locations in the Atlanta, Georgia area for approximately $8.6 million. The properties are subject to individual long term net leases and the annual base rent with respect thereto is approximately $664,000.

Acquisition Strategies

        We seek to acquire properties throughout the United States that have locations, demographics and other investment attributes that we believe to be attractive. We believe that long-term leases provide a predictable income stream over the term of the lease, making fluctuations in market rental rates and in real estate values less significant to achieving our overall investment objectives. Our goal is to acquire properties that are subject to long-term net or ground leases that include periodic contractual rental increases or rent increases based on increases in the consumer price index. Periodic contractual rental increases provide reliable increases in future rent payments and rent increases based on the consumer price index provide protection against inflation. Historically, long-term leases have made it easier for us to obtain longer-term, fixed-rate mortgage financing with principal amortization, thereby moderating the interest rate risk associated with financing or refinancing our property portfolio by reducing the outstanding principal balance over time. We may, however, acquire a property that is subject to a short-term lease when we believe the property represents a good opportunity for recurring income and residual value. Although we regard the acquisition of properties subject to net and ground leases as an important aspect of our investment strategy, we have expanded our focus to include, among other things, investments in (i) properties that will be re-positioned or re-developed and (ii) community shopping centers anchored by national or regional tenants. We pay substantially all the operating expenses at these community shopping centers, a significant portion of which are reimbursed by the tenants pursuant to their leases.

        In October 2011, we acquired for $5.8 million a retail property located in Cherry Hill, NJ. The property is situated on approximately 12.4 acres and consists of 115,500 square feet of which approximately 70,500 square feet is leased to a national retail tenant. We anticipate re-positioning and leasing the balance of the space over time. The re-positioning of this property is being financed through an up to $7 million loan which closed in March 2012. We are also pursuing with Trammell Crow the re-development of a property we own in Plano, TX, into up to two class A office buildings.

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

        Our charter documents do not limit the number of properties in which we may invest, the amount or percentage of our assets that may be invested in any specific property or property type, or the concentration of investments in any region in the United States. We do not intend to acquire properties located outside of the United States. We will continue to form entities to acquire interests in real properties, either alone or with other investors, and we may acquire interests in joint ventures or other entities that own real property.

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

  •
  the potential to finance or refinance the property;

  •
  potential for income and capital appreciation;

  •
  occupancy of and demand for similar properties in the market area; and

  •
  alternate uses or tenants for the property.

Our Business Objective

        Our business objective is to maintain and increase, over time, the cash available for distribution to our stockholders by:

  •
  identifying opportunistic and strategic property acquisitions consistent with our portfolio and our acquisition strategies;

  •
  obtaining mortgage indebtedness on favorable terms and maintaining access to capital to finance property acquisitions;

  •
  monitoring and maintaining our portfolio, including tenant negotiations and lease amendments with tenants having financial difficulty; and

  •
  managing assets effectively, including lease extensions and opportunistic and strategic property sales.

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

  •
  Long-term leases.  Substantially all of our leases are long-term leases. Excluding leases relating to properties owned by our joint ventures, leases representing approximately 29.3% of our 2012 contractual rental income expire between 2017 and 2021, and leases representing approximately 41.7% of our 2012 contractual rental income expire after 2021; and

  •
  Scheduled rent increases.  Leases representing approximately 90.7% of our 2012 contractual rental income provide or provided for either periodic contractual rent increases or rent increases based on the consumer price index. A lease with respect to a property owned by one joint venture provides for a rent increase based on the consumer price index.

Our Tenants

        The following table sets forth information about the diversification of our tenants by industry sector as of December 31, 2011:

Type of Property	Number of Tenants	Number of Properties	2012 Contractual Rental Income	Percentage of 2012 Contractual Rental Income
Retail—various(1)	44	43	$16,653,756	36.9%
Retail—furniture(2)	5	15	6,458,774	14.3
Industrial(3)	8	9	5,788,821	12.8
Retail—office supply(4)	11	11	4,294,308	9.5
Office(5)	3	3	4,702,310	10.4
Flex	3	2	2,637,196	5.8
Health & fitness	4	4	2,515,546	5.6
Movie theater(6)	1	1	1,401,846	3.1
Residential	1	1	700,000	1.6

	80	89	$45,152,557	100%

(1)
Twenty-two of the retail properties are net leased to single tenants. Five properties are net leased to a total of 19 separate tenants pursuant to separate leases, eight properties are net leased to one tenant pursuant to a master lease, six properties are net leased to one tenant pursuant to a master lease and two properties are net leased to one tenant pursuant to two coterminous net leases.

(2)
Eleven properties are net leased to Haverty Furniture Companies, Inc. pursuant to a master lease covering all locations. Four of the properties are net leased to single tenants.

(3)
Includes one vacant property.

(4)
Includes nine properties which are net leased to Office Depot pursuant to nine separate leases. Seven of these leases contain cross-default provisions.

(5)
Includes a property in which we own a 50% tenancy in common interest.

(6)
We are the ground lessee of this property under a long-term lease and net lease the movie theater to an operator.

        Most of our retail tenants operate on a national basis and include, among others, Barnes & Noble, Best Buy, Burlington Coat Factory, CarMax, CVS, Kohl's, Marshalls, Mens' Wearhouse, Office Depot, Office Max, Party City, PetSmart, The Sports Authority, Walgreens, Wendy's and Whole Foods and some of our tenants operate on a regional basis, including hhgregg, Giant Food Stores and Haverty Furniture Companies.

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

        Our typical lease provides for contractual rent increases periodically throughout the term of the lease or for rent increases pursuant to a formula based on the consumer price index. Some of our leases provide for minimum rents supplemented by additional payments based on sales derived from the property subject to the lease. Such additional payments were not a material part of our 2011 rental revenues and are not expected to be a material part of our 2012 rental revenues.

        Our policy has been to acquire properties that are subject to existing long-term leases or to enter into long-term leases with our tenants. Our leases generally provide the tenant with one or more renewal options.

        The following table sets forth scheduled lease expirations of leases for our properties (excluding joint venture properties) as of December 31, 2011:

Year of Lease Expiration(1)	Number of Expiring Leases		Approximate Square Footage Subject to Expiring Leases	2012 Contractual Rental Income Under Expiring Leases	% of 2012 Contractual Rental Income Represented by Expiring Leases
2012	5		37,300	$482,343	1.1
2013	6		233,179	1,963,996	4.3
2014	12		698,261	6,175,391	13.7
2015	4		127,240	1,460,548	3.2
2016	9		350,941	3,014,929	6.7
2017	4	(2)	181,421	2,759,596	6.1
2018	10		247,176	4,727,201	10.5
2019	3		66,322	883,702	1.9
2020	6		167,606	4,014,935	8.9
2021 and Thereafter	23		2,051,499	19,669,916	43.6

	82		4,160,945	$45,152,557	100%

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

        We also mortgage specific properties on a non-recourse basis (subject to standard carve-outs) to enhance the return on our investment in a specific property. The proceeds of mortgage loans may be used for property acquisitions, investments in joint ventures or other entities that own real property, to reduce bank debt and for working capital purposes. The proceeds of our credit facility may be used to payoff existing mortgages, fund the acquisition of additional properties, and to a more limited extent, invest in joint ventures and for working capital. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility.

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

Our Joint Ventures

        As of December 31, 2011, we were participants in five joint ventures that own an aggregate of five properties, and have an aggregate of approximately 1.2 million rentable square feet of space. Four of the properties are retail properties and one is an industrial property. We own a 50% equity interest in all of these joint ventures. We are designated as the sole "managing member" or "manager" under the operating agreements of two of these joint ventures; however, we do not exercise substantial operating control over these entities. At December 31, 2011, our investment in joint ventures was approximately $5.1 million.

        Based on existing leases, we anticipate that our share of rental income payable to our joint ventures in 2012 will be approximately $1.5 million. The leases for two properties (each of which is owned by one of our joint ventures), are expected to contribute 78.5% of the aggregate projected rental income payable to all of our joint ventures in 2012 and expire in 2021 and 2022.

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

Our Structure

        Five employees, Patrick J. Callan, Jr., our president and chief executive officer, Lawrence G. Ricketts, Jr., our executive vice president and chief operating officer, Justin Clair, our assistant vice-president and two others, devote substantially all of their business time to our company. Our other executive, administrative, legal, accounting and clerical personnel share their services on a part-time basis with us and other affiliated entities that share our executive offices.

        We entered into a compensation and services agreement with Majestic Property Management Corp., effective as of January 1, 2007. Majestic Property is wholly-owned by our chairman of the board and it provides compensation to certain of our executive officers. Pursuant to this agreement, we pay an annual fee to Majestic Property and Majestic Property assumed our obligations under a shared services agreement, and provides us with the services of all affiliated executive, administrative, legal, accounting and clerical personnel that we use on a part time basis, as well as certain property management services, property acquisition, sales and leasing and mortgage brokerage services. The annual fees we pay to Majestic Property are negotiated each year by us and Majestic Property and are approved by our audit committee and independent directors.

        In 2011, pursuant to the compensation and services agreement, we paid (a) Majestic Property a fee of approximately $2.73 million and $175,000 for our share of all direct office expenses, including, among other expenses, rent, telephone, postage, computer services and internet usage and (b) the chairman of our board of directors a fee of $250,000. See Note 9 to our consolidated financial statements for information regarding equity awards to individuals performing services on our behalf.

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

        Substantially all of our revenues are derived from rental income paid by tenants at our properties. The recent economic crisis and the uncertain economic climate has effected a number of our tenants. A deterioration of economic conditions could result in tenants defaulting on their obligations, fewer tenants renewing their leases upon the expiration of their terms or tenants seeking rent relief or other accommodations or renegotiation of their leases. As a result of any of these events, our revenues could decline (which may include a reversal of straight-line rental income and accelerated amortization of intangibles). At the same time, we would remain responsible for the payment of our mortgage obligations and would become responsible for the operating expenses related to our properties, including, among other things, real estate taxes, maintenance and insurance. In addition, we would incur expenses in enforcing our rights as landlord. Even if we find replacement tenants or renegotiate leases with current tenants, the terms of the new or renegotiated leases, including the cost of required renovations or concessions to tenants, or the expense of the reconfiguration of a single tenancy property for use by multiple tenants, may be less favorable than current lease terms and could reduce the amount of cash available to meet expenses and pay distributions.

Approximately 61.7% of our 2011 rental revenue was derived from tenants operating in the retail industry and the inability of those tenants to pay rent would significantly reduce our revenues.

        Approximately 61.7% of our rental revenues (excluding rental revenues from our joint ventures) for 2011 was derived from retail tenants and approximately 60.7% of our 2012 contractual rental income is expected to be derived from retail tenants, including 14.3% and 9.5%, from tenants engaged in retail furniture and office supply operations, respectively. The recent economic crisis and recession caused a significant decline in consumer spending on retail goods.

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

Approximately 32.9% of our 2011 revenues and 31.8% of our 2012 contractual rental income is derived from five tenants. The default, financial distress or failure of any of these tenants could significantly reduce our revenues.

        Haverty Furniture Companies, Inc., Office Depot, Inc., Ferguson Enterprises, Inc., DSM Nutritional Products, Inc., and L-3 Communications Corp., accounted for approximately 10.7%, 7.8%, 5.1%, 5.4% and 3.9%, respectively, of our rental revenues (excluding rental revenues from our joint ventures) for 2011, and account for 9.8%, 7.8%, 5.2%, 4.7% and 4.3%, respectively, of our 2012 contractual rental income. The default, financial distress or bankruptcy of any of these tenants could cause interruptions in the receipt of, or the loss of, a significant amount of rental revenues and would require us to pay operating expenses currently paid by the tenant. This could also result in the vacancy of the property or properties occupied by the defaulting tenant, which would significantly reduce our rental revenues and net income until the re-rental of the property or properties, and could decrease the ultimate sale value of the property.

Declines in the value of our properties could result in impairment charges.

        The recent economic downturn caused a decline in real estate values generally throughout the country. If we are presented with indications of an impairment in the value of a particular property or group of properties, we will be required to evaluate any such property or properties. If we determine that any of our properties at which indicators of impairment exist have a value which is below the net book value of such property, we may be required to recognize an impairment charge for the difference between the fair value and the book value during the quarter in which we make such determination. In addition, we may incur losses from time to time if we dispose of properties for sales prices that are less than our book value.

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

        We had, as of December 31, 2011, $205.8 million in mortgage debt outstanding, all of which is non-recourse (subject to standard carve-outs), our ratio of mortgage debt to total assets was 44.7% and our joint ventures had $18.9 million in total mortgage indebtedness (all of which is non-recourse, subject to standard carve-outs). The risks associated with our mortgage debt and the mortgage debt of our joint ventures include the risk that cash flow from properties securing the mortgage indebtedness and our available cash and cash equivalents and short-term investments will be insufficient to meet required payments of principal and interest.

        Generally, only a small portion of the principal of our mortgage indebtedness will be repaid prior to maturity and we do not plan to retain sufficient cash to repay such indebtedness at maturity. Accordingly, to meet these obligations if they cannot be refinanced at maturity, we will have to use funds available under our credit facility, if any, and our available cash and cash equivalents and short-term investments to pay our mortgage debt or seek to raise funds through the financing of unencumbered properties, sale of properties or the issuance of additional equity. In 2012, $33.5 million of mortgage debt matures, of which approximately $23 million relates to eleven properties leased by Haverty Furniture Companies, Inc. From 2013 through 2016, excluding mortgage debt of our joint ventures, approximately $99.7 million of our mortgage debt matures—specifically, $9.7 million, $36.1 million, $24.7 million and $29.2 million in 2013, 2014, 2015 and 2016, respectively. With respect to our joint ventures, approximately $13.6 million of mortgage debt matures in 2015. If we (or our joint ventures) are not successful in refinancing or extending existing mortgage indebtedness or financing unencumbered properties, selling properties on favorable terms or raising additional equity, our cash flow (or the cash flow of a joint venture) will not be sufficient to repay all maturing mortgage debt when payments become due, and we (or a joint venture) may be forced to dispose of properties on disadvantageous terms or convey properties secured by mortgages to the mortgagees, which would lower our revenues and the value of our portfolio.

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

        From 2008 to 2009, due to the national economic recession and credit crisis and the resulting caution by lenders in evaluating and underwriting new transactions, there was a significant tightening of the credit markets. While we believe that in 2010 and 2011 access to credit markets eased, this trend may not continue or it may be reversed. Reduced access to credit markets may make it difficult for us to secure mortgage debt, limiting the mortgage debt available on properties we wish to acquire and possibly limiting the properties we can acquire. Even in the event that we are able to secure mortgage debt on, or otherwise finance our real estate properties, due to increased costs associated with securing financing and other factors beyond our control, we may be unable to refinance the entire outstanding loan balance or be subject to unfavorable terms (such as higher loan fees, interest rates and periodic payments) if we do refinance the loan balance. Either of these results could reduce income from those properties and reduce cash available for distribution, which may adversely affect the investment goals of our stockholders.

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

        We are subject to the general risks of investing in real estate. These include adverse changes in economic conditions and local conditions such as changing demographics, retailing trends and traffic patterns, declines in the rental rates, changes in the supply and price of quality properties and the market supply and demand of competing properties, the impact of environmental laws, security concerns, prepayment penalties applicable under mortgage financings, changes in tax, zoning, building code, fire safety and other laws and regulations, the type of insurance coverage available in the market, and changes in the type, capacity and sophistication of building systems. Approximately 60.7%, 12.8% and 10.4% of our 2012 contractual rental income is expected to come from retail, industrial, and office tenants, respectively, and we are vulnerable to economic declines that negatively impact these sectors of the economy, which could have an adverse effect on our results of operations, liquidity and financial condition.

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

Redevelopment activities may be delayed or otherwise may not achieve expected results.

        Redevelopment activities may be cancelled, terminated, abandoned, and/or delayed, or otherwise may not achieve expected results due, among other things, to our inability to achieve favorable leasing results, to obtain all required permits and approvals, and to finance such development activities. We are in the process of re-positioning our Cherry Hill, NJ property and re-developing our Plano, TX property and may continue such activities with these or other properties in the future. In this connection, we will bear certain risks, including the risks of failure/lack of, or withdrawal of, expected entitlements, construction delays or cost overruns (including increases in materials and/or labor costs and the requirement for greater off-site improvements than originally contemplated) that may increase project costs and make such project uneconomical, the risk that occupancy or rental rates at a completed project will not be sufficient to enable us to pay operating expenses or achieve targeted rates of return on investment, and the risk of incurring acquisition and/or predevelopment costs in connection with projects that are not pursued to completion. In case of an unsuccessful project, our loss could exceed our investment in the project.

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

        The properties we own may be located in the same or a limited number of geographic regions. Approximately 26.8% of our rental income (excluding our share of rental income from our joint ventures) for 2011 was, and approximately 26% of our 2012 contractual rental income will be, derived from properties located in Texas and New York. At December 31, 2011, 23.1% of the depreciated book value of our real estate investments (excluding our share of the assets from our joint ventures) were located in Texas and New York. As a result, a decline in the economic conditions in these regions, or in regions where our properties may be concentrated in the future, may have an adverse effect on the rental and occupancy rates for, and the property values of, these properties, which could lead to a reduction in our rental income and in the results of operations.

If we reduce our dividend, the market value of our common stock may decline.

        The level of our common stock dividend is established by our board of directors from time to time based on a variety of factors, including our cash available for distribution, funds from operations and maintenance of our REIT status. Various factors could cause our board of directors to decrease our dividend level, including insufficient income to cover our dividends, tenant defaults or bankruptcies resulting in a material reduction in our funds from operations or a material loss resulting from an adverse change in the value of one or more of our properties. If our board of directors determines to reduce our common stock dividend, the market value of our common stock could be adversely affected.

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

Our current and future investments in joint ventures could be adversely affected by the lack of sole decision making authority, reliance on joint venture partners' financial condition, and any dispute that may arise between our joint venture partners and us.

        A number of properties in which we have an interest are owned through joint ventures. We may continue to acquire properties through joint ventures and/or contribute some of our properties to joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might file for bankruptcy protection, or fail to fund their share of required capital contributions. Further, joint venture partners may have conflicting business interests or goals, and as a result there is the potential risk of impasses on decisions, such as a sale. Any disputes that may arise between joint venture partners and us may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk.

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

        From time to time we have entered into transactions with persons and entities affiliated with us and with certain of our officers and directors. Our policy for transactions with affiliates is to have these transactions approved by our audit committee and by a majority of our board of directors, including a majority of our independent directors. We entered into a compensation and services agreement with Majestic Property effective as of January 1, 2007. Majestic Property is wholly-owned by the chairman of our Board of Directors and it provides compensation to certain of our part-time senior executive officers. Pursuant to the compensation and services agreement, we pay an annual fee to Majestic Property and it assumes our obligations under a shared services agreement, and provide us with the services of all affiliated executive, administrative, legal, accounting and clerical personnel that we use on a part time basis, as well as certain property management services, property acquisition, sales and leasing and mortgage brokerage services. In 2011, pursuant to the compensation and services agreement, we paid Majestic Property a fee of $2,725,000 and an additional $175,000 for our share of all direct office expenses, including rent, telephone, postage, computer services, and internet usage. See Note 9 to our consolidated financial statements for information regarding equity awards to individuals performing services on our behalf.

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

        In order to qualify as a REIT, we must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and real estate assets. Any investment in securities cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, no more than 5% of the value of our assets can consist of the securities of any one issuer, other than a qualified REIT security. If we fail to comply with these requirements, we must dispose of such portion of these securities in excess of these percentages within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. This requirement could cause us to dispose of assets for consideration that is less than their true value and could lead to an adverse impact on our results of operations and financial condition.

Item 1B.    Unresolved Staff Comments.

        None.

EXECUTIVE OFFICERS

        Set forth below is a list of our executive officers whose terms expire at our 2012 annual board of directors' meeting. The business history of our officers, who are also directors, will be provided in our proxy statement to be filed pursuant to Regulation 14A not later than April 30, 2012.

NAME	AGE	POSITION WITH THE COMPANY
Fredric H. Gould*	76	Chairman of the Board
Patrick J. Callan, Jr.	49	President, Chief Executive Officer, and Director
Lawrence G. Ricketts, Jr.	35	Executive Vice President and Chief Operating Officer
Matthew J. Gould*	52	Vice Chairman of the Board
Jeffrey A. Gould*	46	Senior Vice President and Director
David W. Kalish***	64	Senior Vice President and Chief Financial Officer
Mark H. Lundy**	49	Senior Vice President and Secretary
Israel Rosenzweig	64	Senior Vice President
Simeon Brinberg**	78	Senior Vice President
Karen Dunleavy	53	Vice President, Financial
Alysa Block	51	Treasurer
Richard M. Figueroa	44	Vice President and Assistant Secretary
Isaac Kalish***	36	Assistant Treasurer
Justin Clair	29	Assistant Vice President

*
Matthew J. Gould and Jeffrey A. Gould are Fredric H. Gould's sons.

**
Mark H. Lundy is Simeon Brinberg's son-in-law.

***
Isaac Kalish is David W. Kalish's son.

        Lawrence G. Ricketts, Jr.    Mr. Ricketts has been our Chief Operating Officer since January 2008, Vice President since December 1999 (Executive Vice President since June 2006), and employed by us since January 1999.

        David W. Kalish.    Mr. Kalish has served as our Senior Vice President and Chief Financial Officer since June 1990. Mr. Kalish has served as Senior Vice President, Finance of BRT Realty Trust since August 1998 and Vice President and Chief Financial Officer of the managing general partner of Gould Investors L.P. since June 1990. Mr. Kalish is a certified public accountant.

        Israel Rosenzweig.    Mr. Rosenzweig has served as our Senior Vice President since June 1997 and as a Senior Vice President of BRT Realty Trust since March 1998. He has been a Vice President of the managing general partner of Gould Investors L.P. since May 1997 and was President of GP Partners, Inc., a sub-advisor to a registered investment advisor, from 2000 to March 2009.

        Mark H. Lundy.    Mr. Lundy has served as our Secretary since June 1993 and as our Vice President since June 2000 (Senior Vice President since June 2006). Mr. Lundy has been a Vice President of BRT Realty Trust since April 1993 (Senior Vice President since March 2005) and a Vice President of the managing general partner of Gould Investors L.P. since July 1990. He is an attorney-at-law and a member of the bars of New York and the District of Columbia.

        Simeon Brinberg.    Mr. Brinberg has served as our Senior Vice President since 1989. He has been Secretary of BRT Realty Trust since 1983, a Senior Vice President of BRT Realty Trust since 1988 and a Vice President of the managing general partner of Gould Investors L.P. since 1988. Mr. Brinberg is an attorney-at-law and a member of the bar of the State of New York.

        Karen Dunleavy.    Ms. Dunleavy has been our Vice President, Financial since 1994. She has served as Treasurer of the managing general partner of Gould Investors L.P. since 1986. Ms. Dunleavy is a certified public accountant.

        Alysa Block.    Ms. Block has been our Treasurer since 2007, and served as Assistant Treasurer from June 1997 to June 2007. Ms. Block also serves as the Treasurer of BRT Realty Trust since March 2008, and served as its Assistant Treasurer from March 1997 to March 2008.

        Isaac Kalish.    Mr. Kalish has served as our Assistant Treasurer since 2007, as Assistant Treasurer of Georgetown Partners, Inc. since 2012 and as Assistant Treasurer of BRT Realty Trust since 2009. He began working for us and our affiliates in 2004. Prior thereto, he worked in public accounting for Buchbinder Tunick & Co., and Ernst & Young. Mr. Kalish is a certified public accountant.

        Richard M. Figueroa.    Mr. Figueroa has served as our Vice President and Assistant Secretary since 2001 and as Vice President and Assistant Secretary of BRT Realty Trust since 2002. He joined Georgetown Partners, Inc. in 1999, and serves as its Vice President. Mr. Figueroa is an attorney-at-law and a member of the bar of the State of New York.

        Justin Clair.    Mr. Clair has served as our Assistant Vice President since 2010 and has been employed by us since 2006. His responsibilities include sourcing new acquisition opportunities, managing the portfolio, underwriting of investments and marketing.

Item 2.    Properties.

        As of December 31, 2011, we owned 89 properties, one of which is vacant and one of which is a 50% tenancy in common interest, and participated in five joint ventures that own five properties. The properties owned by us and our joint ventures are suitable and adequate for their current uses. The aggregate net book value of our 89 properties as of December 31, 2011 was $413 million.

Our Properties

Location	Type of Property	Percentage of 2012 Contractual Rental Income(1)	Approximate Square Footage of Building		2012 Contractual Rental Income per Square Foot ($)
Baltimore, MD	Industrial	5.2%	367,000		$6.38
Parsippany, NJ	Office	4.7	106,680		20.08
Hauppauge, NY	Flex	4.3	149,870		12.96
Royersford, PA	Retail(2)	4.1	194,451		9.94	(2)
El Paso, TX	Retail	3.2	110,179		13.21
Los Angeles, CA	Office(3)	3.2	106,262		13.46
Greensboro, NC	Theater	3.1	61,213		22.90
W. Hartford, CT	Retail	3.0	47,174	(5)	28.85
Brooklyn, NY	Office	2.5	66,000		17.12
Knoxville, TN	Retail	2.4	35,330		30.55
Philadelphia, PA	Industrial	2.2	166,000		5.92
Tucker, GA	Health & Fitness	2.0	58,800		15.46
Cherry Hill, NJ	Retail	1.7	115,500		10.75	(11)
Kansas City, MO	Retail	1.6	88,807		8.32
Lake Charles, LA	Retail(7)	1.6	54,229		13.05
New York, NY	Residential	1.6	125,000		5.60
Ronkonkoma, NY	Flex	1.5	89,500		7.77
Cedar Park, TX	Retail(4)	1.5	50,810		13.39
Hamilton, OH	Health & Fitness	1.5	38,000		17.75
Columbus, OH	Retail(4)	1.4	96,924		6.72
Columbus, OH	Industrial	1.4	100,220		6.23
Ft. Myers, FL	Retail	1.3	29,993		20.17
Plano, TX	Retail(4)	1.3	112,389		5.34
Grand Rapids, MI	Health & Fitness	1.3	130,000		4.59
Morrow, GA	Retail	1.2	50,400		10.75
Chicago, IL	Retail(6)	1.2	23,939		22.38
Saco, ME	Industrial	1.2	91,400		5.82
Plano, TX	Retail(4)	1.2	26,000		20.18
Wichita, KS	Retail(4)	1.1	88,108		5.78
Miami Springs, FL	Retail(6)	1.1	25,000		20.35
Kennesaw, GA	Retail(6)	1.1	32,052		15.77
Naples, FL	Retail(6)	1.1	15,912		30.25
Athens, GA	Retail(8)	1.1	41,280		11.60
Greenwood Village, CO	Retail	1.0	45,000		10.50
Champaign, IL	Retail	1.0	50,530		9.30	(12)
Tyler, TX	Retail(4)	1.0	72,000		6.14
New Hyde Park, NY	Industrial	1.0	38,000		11.36
Onalaska, WI	Retail	1.0	63,919		6.75
Melville, NY	Industrial	.9	51,351		8.33

Location	Type of Property	Percentage of 2012 Contractual Rental Income(1)	Approximate Square Footage of Building		2012 Contractual Rental Income per Square Foot ($)
Cary, NC	Retail(6)	.9	33,490		12.72
Fayetteville, GA	Retail(4)	.9	65,951		6.34
Niles, IL	Retail	.9	33,089		12.09
Houston, TX	Retail	.9	25,005		15.70
Richmond, VA	Retail(4)	.8	38,788		9.58
Amarillo, TX	Retail(4)	.8	72,227		5.12
Virginia Beach, VA	Retail(4)	.8	58,937		6.21
Selden, NY	Retail	.8	14,550		24.67
Eugene, OR	Retail(6)	.8	24,978		14.24
Pensacola, FL	Retail(6)	.8	22,700		15.26
Lexington, KY	Retail(4)	.8	30,173		11.36
Grand Rapids, MI	Health & Fitness	.7	72,000		4.66
Duluth, GA	Retail(4)	.7	50,260		6.64
El Paso, TX	Retail(6)	.7	25,000		13.22
Newark, DE	Retail	.7	23,547		14.00
Newport News, VA	Retail(4)	.7	49,865		6.46
Durham, NC	Industrial	.7	46,181		6.89
Houston, TX	Retail	.7	20,087		15.50
Hyannis, MA	Retail	.6	9,750		28.37
Gurnee, IL	Retail(4)	.6	22,768		12.08
Batavia, NY	Retail(6)	.6	23,483		11.60
Crystal Lake, IL	Retail	.6	32,446		8.00
Bluffton, SC	Retail(4)	.6	35,011		7.21
Somerville, MA	Retail	.6	12,054		20.74
Island Park, NY	Retail	.5	6,125		37.55
Hauppauge, NY	Retail	.5	7,000		32.46
Bolingbrook, IL	Retail	.4	33,111		6.10
W. Hartford, CT	Retail(10)	.4	—	(10)	—	(10)
Vicksburg, MS	Retail	.4	2,790		68.56
Everett, MA	Retail	.4	18,572		9.45
Flowood, MS	Retail	.4	4,505		38.15
Houston, TX	Retail	.4	12,000		14.25
Bastrop, LA	Retail	.4	2,607		63.63
Monroe, LA	Retail	.4	2,756		60.19
D'Iberville, MS	Retail	.4	2,650		60.91
Kentwood, LA	Retail	.4	2,578		62.61
Monroe, LA	Retail	.4	2,806		56.45
Marston Mills, MA	Retail	.4	8,775		18.00
Vicksburg, MS	Retail	.4	4,505		34.83
Monroeville, PA	Retail	.3	6,051		23.00
West Palm Beach, FL	Industrial	.3	10,361		12.70
Gettysburg, PA	Retail	.3	2,944		43.27
Hanover, PA	Retail	.3	2,702		46.01
Palmyra, PA	Retail	.3	2,798		40.63
Reading, PA	Retail	.2	2,551		44.03
Reading, PA	Retail	.2	2,754		40.15
Trexlertown, PA	Retail	.2	3,004		36.07

Location	Type of Property	Percentage of 2012 Contractual Rental Income(1)	Approximate Square Footage of Building	2012 Contractual Rental Income per Square Foot ($)
Seattle, WA	Retail	.1	3,038	21.40
Rosenberg, TX	Retail	.1	8,000	5.33
New Hyde Park, NY	Industrial(9)	—	51,000	—

		100%	4,263,545

(1)
Represents the percentage of 2012 contractual rental income payable with respect to such property.

(2)
This property is leased to nine tenants. Contractual rental income per square foot excludes 6,600 square feet which is vacant.

(3)
An undivided 50% interest in this property is owned by us as tenant in common with an unrelated entity. Percentage of contractual rental income indicated represents our share of 2012 contractual rental income. Approximate square footage indicated represents the total rentable square footage of the property.

(4)
This property is leased to a retail furniture operator.

(5)
The property is a supermarket. Additional parking for such property is identified in note 10 below.

(6)
This property is leased to a retail office supply operator.

(7)
This property has three tenants. Approximately 43% of the square footage is leased to a retail office supply operator.

(8)
This property has two tenants. Approximately 48% of the square footage is leased to a retail office supply operator.

(9)
Vacant property.

(10)
This property is the additional parking lot for the property identified in note 5 above.

(11)
Contractual rental income per square foot excludes 45,000 vacant square feet which is currently being re-positioned.

(12)
This property has two tenants.

  Properties Owned by Joint Ventures

        The following table summarizes the specified information about the properties owned by joint ventures in which we are a venture partner. We own a 50% economic interest in each joint venture.

Location	Type of Property	Percentage of our Share of Rent Payable in 2012 to our Joint Ventures	Approximate Square Footage of Building	2012 Contractual Rental Income per Square Foot(1)
Lincoln, NE	Retail	40.6%	112,260	$10.75
Milwaukee, WI	Industrial	37.9	927,685	1.21
Savannah, GA	Retail	11.9	45,973	7.67
Savannah, GA	Retail	8.3	101,550	2.44
Savannah, GA	Retail	1.3	7,959	5.03

		100%	1,195,427

(1)
Approximate square footage indicated represents the total rentable square footage of the property owned by the joint venture.

        The occupancy rate for our properties based on total rentable square footage, was 97.6% and 98.5% as of December 31, 2011 and 2010, respectively. The occupancy rate for the properties owned by our joint ventures, based on total rentable square footage, was 100% as of December 31, 2011 and 2010.

        As of December 31, 2011, the 89 properties owned by us and the five properties owned by our joint ventures were located in 29 states. The following tables set forth certain information, presented by state, related to our properties as of December 31, 2011:

State	Number of Properties	2012 Contractual Rental Income	Approximate Building Square Feet
New York	11	$6,415,421	621,879
Texas	11	5,320,552	533,697
Pennsylvania	9	3,685,432	383,255
Georgia	6	3,186,872	298,743
Maryland	1	2,340,923	367,000
California	1	1,430,749	106,262
Illinois	6	2,141,998	195,883
New Jersey	2	2,899,300	222,180
Florida	5	2,073,118	103,966
North Carolina	3	2,145,868	140,884
Connecticut	2	1,561,013	47,174
Louisiana	5	1,359,284	64,976
Ohio	3	1,950,247	235,144
Tennessee	1	1,079,367	35,330
Virginia	3	1,059,605	147,590
Michigan	2	931,868	202,000
Other	18	5,570,940	557,582

	89	$45,152,557	4,263,545

        The following tables set forth certain information, presented by state, related to the properties owned by our joint ventures as of December 31, 2011:

State	Number of Properties	Our Share of Rent Payable in 2012 to Our Joint Ventures	Approximate Building Square Feet
Nebraska	1	$603,594	112,260
Wisconsin	1	562,500	927,685
Georgia	3	320,144	155,482

	5	$1,486,238	1,195,427

Mortgage Debt

        At December 31, 2011, we had:

  •
  38 first mortgages on 54 of the 89 properties we owned (including our 50% tenancy in common interest, but excluding properties owned by our joint ventures); and

  •
  $205.8 million of mortgage loans outstanding, bearing interest at rates ranging from 4.5% to 8.8%, with a weighted average interest rate of 5.9%. Substantially all of our mortgage loans contain prepayment penalties.

        The following table sets forth scheduled principal mortgage payments due for our properties as of December 31, 2011, and assumes no payment is made on principal on any outstanding mortgage in advance of its due date:

YEAR	PRINCIPAL PAYMENTS DUE IN YEAR INDICATED (Amounts in Thousands)
2012	$33,499
2013	9,788
2014	36,071
2015	24,719
2016	29,153
Thereafter	72,619

Total	$205,849

        At December 31, 2011, our joint ventures had first mortgages on four properties with outstanding balances aggregating approximately $18.9 million, bearing interest at rates ranging from 5.8% to 6.0% with a weighted average interest rate of 5.9%. Substantially all of these mortgages contain prepayment penalties. The following table sets forth the scheduled principal mortgage payments due for properties owned by our joint ventures as of December 31, 2011, and assumes no payment is made on principal on any outstanding mortgage in advance of its due date:

YEAR	PRINCIPAL PAYMENTS DUE IN YEAR INDICATED (Amounts in Thousands)
2012	$544
2013	578
2014	613
2015	13,556
2016	95
Thereafter	3,529

Total	$18,915

Significant Tenants

        As of December 31, 2011, no single property owned by us had a book value equal to or greater than 10% of our total assets or had revenues which accounted for more than 10% of our aggregate annual gross revenues in the year ended December 31, 2011.

  Haverty Furniture Companies, Inc.

        As of December 31, 2011, we owned a portfolio of eleven properties leased under a master lease to Haverty Furniture Companies, Inc., which properties had an aggregate net book value equal to

11.9% of the depreciated book value of our real estate investments, and revenues which in 2011 accounted for 10.7% of our rental income. Of the eleven properties, three are located in each of Texas and Virginia, two are located in Georgia, and one is located in each of Kansas, Kentucky and South Carolina. The properties contain buildings with an aggregate of approximately 612,130 square feet.

        The properties are net leased to Haverty Furniture Companies, Inc. pursuant to a master lease, which expires on August 14, 2022. Haverty Furniture Companies, Inc. is a New York Stock Exchange listed company. The master lease provides for a current base rent of $4,310,000 per annum (which accounts for 9.8% of our 2012 contractual rental income), increasing by 6% on each of August 15, 2012 and 2017, and provides the tenant with certain renewal options. Pursuant to the master lease, the tenant is responsible for maintenance and repairs, and for real estate taxes and assessments on the properties. The 2011 annual real estate taxes on the properties aggregated $781,000.

        The mortgage loan, assumed by our subsidiary when it acquired these eleven properties in 2006, is secured by mortgages/deeds of trust on all such properties in the principal amount of approximately $23.3 million at December 31, 2011. The mortgage loan bears interest at 6.87% per annum, matures on September 1, 2012 and is being amortized based on a 25-year amortization schedule. Assuming only contractual payments are made on the principal amount of the mortgage loan, the principal balance due on the maturity date will be approximately $22.8 million. Although the mortgage loan provides for defeasance, it is generally not prepayable until 90 days prior to the maturity date. We believe that we will be able to refinance such loan on terms more favorable than currently in effect, though no assurance can be given that we will be successful in this regard.

  Office Depot, Inc.

        As of December 31, 2011, we owned a portfolio of nine properties, each of which is subject to a lease with Office Depot, Inc. These properties have an aggregate net book value equal to 9% of the depreciated book value of our real estate investments, accounted for 7.8% of our 2011 rental income (excluding a property sold in 2011) and accounts for 7.8% of our 2012 contractual rental income. Two properties are located in each of Florida and Georgia, and one is located in each of Illinois, Louisiana, North Carolina, Oregon and Texas. The properties contain buildings with an aggregate of approximately 230,700 square feet.

        Each property is subject to a separate lease. Seven of the leases contain cross-default provisions, expire on September 30, 2018, and provide the tenant with four five-year renewal options. One lease expires on June 30, 2013 and provides the tenant with three five-year renewal options, and one lease expires on February 28, 2014 and provides the tenant with four five-year renewal options. Office Depot, Inc. is a New York Stock Exchange listed company. The nine leases provide for an aggregate current base rent of $3,541,000. The rent for seven of the properties increases every five years by 10%. The rent for one property increases by 5% every five years and the rent for one property increases by $20,000 every five years. Pursuant to the leases, the tenant is responsible for maintenance and repairs, and for real estate taxes and assessments on the properties. The 2011 annual real estate taxes on the properties aggregated $590,000.

Item 3.    Legal Proceedings

        Not applicable.

Item 4.    Mine Safety Disclosures

        Not applicable.

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

	2011			2010
Quarter Ended	High	Low	Distribution Per Share(1)	High	Low	Distribution Per Share(1)
March 31	$17.43	$14.51	$.33	$16.98	$8.81	$.30
June 30	16.09	14.77	.33	18.80	14.02	.30
September 30	16.33	11.52	.33	17.53	13.74	.30
December 31	17.71	14.00	.33	18.14	15.01	.33

(1)
The dividends in the fourth quarter of 2011 and 2010 were distributed on January 4, 2012 and January 4, 2011, respectively.

        As of March 2, 2012, there were 326 holders of record of our common stock.

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

Stock Performance Graph

        The following graph compares the performance of our common stock with the Standard and Poor's 500 Index and a peer group index of publicly traded equity real estate investment trusts prepared by the National Association of Real Estate Investment Trusts. As indicated, the graph assumes $100 was invested on December 31, 2006 in our common stock and assumes the reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among One Liberty Properties, Inc., the S&P 500 Index, and the FTSE NAREIT Equity REITs Index

*
$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/06	12/07	12/08	12/09	12/10	12/11
One Liberty Properties, Inc.	100.00	80.57	42.28	49.50	101.46	109.03
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
FTSE NAREIT Equity REITs	100.00	84.31	52.50	67.20	85.98	93.11

Issuer Purchases of Equity Securities

        We did not repurchase any shares of our outstanding common stock in October, November or December 2011.

Item 6.    Selected Financial Data.

        The following table sets forth the selected consolidated statement of operations data for each of the periods indicated, all of which are derived from our audited consolidated financial statements and related notes. The selected financial data for each of 2011, 2010 and 2009 should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K and in "Management's Discussion and Analysis of Financial Condition and Results of Operations," below, where this data is discussed in more detail.

	As of and for the Year Ended December 31,
	2011	2010	2009	2008	2007
OPERATING DATA(1)
Total revenues(2)	$45,240	$40,984	$39,350	$35,216	$32,894
Equity in earnings of unconsolidated joint ventures	350	446	559	622	648
Gain on dispositions of real estate of unconsolidated joint ventures	—	107	—	297	583
Gain on sale of excess unimproved land	—	—	—	1,830	—
Gain on settlement of debt	1,240	—	—	—	—
Income from continuing operations	12,511	8,186	11,334	9,446	7,443
Income (loss) from discontinued operations	1,209	1,120	8,307	(4,554)	3,147
Net income attributable to One Liberty Properties, Inc.	13,724	9,306	19,641	4,892	10,590
Weighted average number of common shares outstanding:
Basic	13,801	11,465	10,651	10,183	10,069
Diluted	13,851	11,510	10,812	10,183	10,069
Net income per common share—basic
Income from continuing operations	$.87	$.71	$1.06	$.93	$.74
Income (loss) from discontinued operations	.09	.10	.78	(.45)	.31

Net income	$.96	$.81	$1.84	$.48	$1.05

Net income per common share—diluted
Income from continuing operations	$.87	$.71	$1.05	$.93	$.74
Income (loss) from discontinued operations	.09	.10	.77	(.45)	.31

Net income	$.96	$.81	$1.82	$.48	$1.05

Cash distributions per share of common stock(3)	$1.32	$1.23	$.08	$1.30	$2.11
Stock distributions per share of common stock	—	—	$.80	—	—
BALANCE SHEET DATA(1)
Real estate investments, net	$412,611	$391,763	$331,883	$339,073	$298,697
Properties held for sale and related assets	—	10,678	14,810	49,284	45,345
Investment in unconsolidated joint ventures	5,093	4,777	5,839	5,857	6,570
Cash and cash equivalents	12,668	7,732	28,036	10,947	25,737
Available-for-sale securities	396	422	6,762	297	1,024
Total assets	460,736	444,623	408,686	429,105	406,634
Mortgages and loan payable	205,849	215,308	190,518	225,514	222,035
Line of credit	20,000	36,200	27,000	27,000	—
Total liabilities	241,789	265,440	228,558	265,130	235,395
Total equity	218,947	179,183	180,128	163,975	171,239
OTHER DATA(4)(5)
Funds from operations	$22,825	$18,160	$23,501	$19,935	$18,645
Funds from operations per common share:
Basic	$1.61	$1.58	$2.21	$1.96	$1.85
Diluted	$1.61	$1.58	$2.17	$1.96	$1.85
Adjusted funds from operations	$21,430	$17,030	$22,293	$18,441	$16,621
Adjusted funds from operations per common share:
Basic	$1.51	$1.49	$2.09	$1.81	$1.65
Diluted	$1.51	$1.48	$2.06	$1.81	$1.65

(1)
Certain amounts reported in prior years have been reclassified to conform to the current year's presentation; in particular the restatement of prior periods for discontinued operations.

(2)
Includes in 2009 a lease termination fee of $1,784.

(3)
Includes a special cash distribution of $.67 per share in 2007.

(4)
We consider funds from operations ("FFO") and adjusted funds from operations ("AFFO") to be relevant and meaningful supplemental measures of the operating performance of an equity REIT; we do not use them as a measure of liquidity. FFO and AFFO (i) do not represent cash generated from operations as defined by generally accepted accounting principles, (ii) are not indicative of cash available to fund all cash needs, including distributions and (iii) should not be considered as an alternative to net income for the purpose of evaluating our performance or to cash flows as a measure of liquidity.

(5)
Amounts reported in 2009 and 2008 have been adjusted to add back impairment charges in accordance with NAREIT's (as defined) updated guidance.

        We compute FFO in accordance with the "White Paper on Funds From Operations" issued by the National Association of Real Estate Investment Trusts ("NAREIT") and NAREIT's related guidance. FFO is defined in the White Paper as net income (computed in accordance with generally accepting accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, plus impairment write-downs of depreciable real estate and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. In computing FFO, we do not add back to net income the amortization of costs in connection with our financing activities or depreciation of non-real estate assets. Since the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one REIT to another. We compute AFFO by deducting from FFO our straightline rent accruals and amortization of lease intangibles (including our share of our unconsolidated joint ventures).

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

        Management recognizes that there are limitations in the use of FFO and AFFO. In evaluating our performance, management is careful to examine GAAP measures such as net income and cash flows from operating, investing and financing activities. Management also reviews the reconciliation of net income to FFO and AFFO.

        The table below provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for each of the indicated years (amounts in thousands):

	2011	2010	2009	2008	2007
Net income	$13,724	$9,306	$19,641	$4,892	$10,590
Add: depreciation of properties	9,588	8,829	9,001	8,971	8,248
Add: our share of depreciation in unconsolidated joint ventures	371	314	323	322	329
Add: impairment charges	—	—	229	5,983	—
Add: amortization of deferred leasing costs	74	53	64	64	61
Deduct: gain on sales of real estate	(932)	(235)	(5,757)	—	—
Deduct: gain on dispositions of real estate of unconsolidated joint ventures	—	(107)	—	(297)	(583)

Funds from operations	22,825	18,160	23,501	19,935	18,645
Deduct: straight line rent accruals and amortization of lease intangibles	(1,397)	(1,135)	(1,151)	(1,394)	(1,924)
Deduct: our share of straight line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	2	5	(57)	(100)	(100)

Adjusted funds from operations	$21,430	$17,030	$22,293	$18,441	$16,621

        The table below provides a reconciliation of net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO.

	2011	2010	2009	2008	2007
Net income	$.96	$.81	$1.82	$.48	$1.05
Add: depreciation of properties	.68	.77	.83	.88	.82
Add: our share of depreciation in unconsolidated joint ventures	.03	.03	.03	.03	.03
Add: impairment charges	—	—	.02	.59	—
Add: amortization of deferred leasing costs	.01	—	—	.01	.01
Deduct: gain on sales of real estate	(.07)	(.02)	(.53)	—
Deduct: gain on dispositions of real estate of unconsolidated joint ventures	—	(.01)	—	(.03)	(.06)

Funds from operations	1.61	1.58	2.17	1.96	1.85
Deduct: straight line rent accruals and amortization of lease intangibles	(.10)	(.10)	(.11)	(.14)	(.19)
Deduct: our share of straight line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—	—	(.01)	(.01)

Adjusted funds from operations	$1.51	$1.48	$2.06	$1.81	$1.65

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        We are a self-administered and self-managed real estate investment trust. We acquire, own and manage a geographically diversified portfolio of retail (including furniture and office supply stores), industrial, office, flex, health and fitness and other properties, a substantial portion of which are under long-term net leases. As of December 31, 2011, we owned 89 properties, one of which is vacant, and one of which is a 50% tenancy in common interest. Our joint ventures owned a total of five properties. The 94 properties are located in 29 states.

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

        We seek to manage the risk of our real property portfolio by diversifying among types of properties and industries (i.e., 60.7%, 12.8%, 10.4% and 16.1% of our 2012 contractual rental income is derived from retail, industrial, office, and other properties, respectively), tenant identity (no tenant accounts for more than 10% of our 2012 contractual rental income), geography (2012 contractual rental income exceeds 10% from properties in only two states), and lease expiration dates (through 2020, there are only two years in which the percentage of our contractual rental income represented by expiring leases exceeds 10% of our 2012 contractual rental income and approximately 43.6% of our 2012 contractual rental income is represented by leases expiring in 2021 and thereafter). We monitor the risk of tenant non-payments through a variety of approaches tailored to the applicable situation. Generally, based on our assessment of the credit risk posed by our tenants, we monitor a tenant's financial condition through one or more of the following actions: reviewing tenant financial statements, obtaining other tenant related financial information, regular contact with tenant's representatives, tenant credit checks and regular management reviews of our tenants. In acquiring properties, we balance an evaluation of the terms of the leases and the credit of the existing tenants with a fundamental analysis of the real estate to be acquired, which analysis takes into account, among other things, the estimated value of the property, local demographics and the ability to re-rent or dispose of the property on favorable terms upon lease expiration or early termination.

        In 2011, we:

  •
  purchased six properties for an aggregate of $28 million,

  •
  sold one property tenanted by Office Depot for a net gain of $932,000, and

  •
  issued 2.7 million common shares and received net proceeds of approximately $40.6 million which proceeds were used to, among other things, reduce the amount outstanding under our credit line by approximately $26.2 million and repay mortgage debt of $7.7 million with a weighted average interest rate of 7.9%.

Results of Operations

Comparison of Years Ended December 31, 2011 and 2010

Total Revenues

        The following table compares revenues for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2011	2010		% Change
Revenues:
Total revenues	$45,240	$40,984	$4,256	10.4%

        Total revenues.    The increase is attributable to rental revenues of $4.2 million earned from substantially all of the properties acquired by us since February 2010 (approximately $3.38 million and $857,000 from properties acquired in 2010 and 2011, respectively), and $249,000 of real estate tax and expense reimbursements from tenants. Partially offsetting the increase was the $198,000 net decrease of rental income from the property formerly tenanted by Robb & Stucky, a furniture retailer that sought bankruptcy protection in February 2011 and the $198,000 decrease from lease amendments with tenants at two properties.

Operating Expenses

        The following table compares operating expenses for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2011	2010		% Change
Operating expenses:
Depreciation and amortization	$9,599	$8,657	$942	10.9%
General and administrative	7,017	6,341	676	10.7%
Real estate acquisition costs	213	1,010	(797)	(78.9)%
Real estate expenses	2,604	2,143	461	21.5%
Leasehold rent	308	308	—	—

Total operating expenses	19,741	18,459	1,282	6.9%

Operating income	$25,499	$22,525	$2,974	13.2%

        Depreciation and amortization expense.    The increase is due to the $951,000 expense associated with substantially all of the properties acquired since February 2010 (of which $300,000 relates to the six properties acquired in 2011) and $84,000 relating to the depreciation of tenant improvements partially offset by the inclusion in 2010 of $118,000 in amortization of the lease intangible associated with the property formerly tenanted by Robb & Stucky.

        General and administrative expenses.    The increase is attributable to several factors including: (i) a $500,000 increase in the annual amount payable pursuant to the compensation and services agreement; (ii) a $100,000 annual fee paid to our vice-chairman which fee commenced in 2011; (iii) an increase, due to higher compensation rates, of $130,000 in payroll and payroll related expenses; and (iv) an increase of $94,000 in non-cash compensation expense primarily related to pay-for-performance restricted stock units awarded in September 2010. Partially offsetting the increase was the inclusion in 2010 of $138,000 in professional fees in connection with a contemplated equity financing that was not pursued.

        Real estate acquisition costs.    These expenses decreased due to the inclusion in 2010 of expenses related to more acquisitions than in 2011.

        Real estate expenses.    Approximately $257,000 of the increase is attributable to real estate taxes, of which $74,000 and $156,000 relate to properties we acquired in 2011 and 2010, respectively. The balance of the increase is attributable to increases in various components of real estate expense, none of which was individually significant.

  Other Income and Expenses

        The following table compares other income and expenses for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2011	2010		% Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$350	$446	$(96)	(21.5)%
Gain on disposition of real estate held by unconsolidated joint venture	—	107	(107)	(100)%
Gain on settlement of debt	1,240	—	1,240	n/a
Other (loss) income	(35)	308	(343)	(111.4)%
Interest:
Expense	(13,675)	(14,574)	899	(6.2)%
Amortization of deferred financing costs	(868)	(626)	(242)	38.7%
Income from continuing operations	12,511	8,186	4,325	52.8%

        Equity in earnings of unconsolidated joint ventures.    The decrease is attributable to our 50% share of real estate acquisition costs incurred in connection with the purchase of a property in March 2011 and from the sale of a property in April 2010 at the time the related lease expired.

        Gain on disposition of real estate held by unconsolidated joint venture.    In 2010, we recognized a net gain of $107,000 on the sale of a property owned by a joint venture. There was no comparable gain in 2011.

        Gain on settlement of debt.    This gain represents the satisfaction, at less than face value, of the $8.9 million mortgage payable related to the property previously leased by Robb & Stucky. The $1.24 million gain is net of a $19,000 write off of the balance of related deferred mortgage costs.

        Other (loss) income.    The decrease is due to an impairment charge recorded on marketable securities that had unrealized losses of $126,000 and that were sold in January 2012 and the inclusion in 2010 of $68,000 in interest income from marketable securities which were sold in 2010 for a $149,000 gain.

        Interest expense.    The following table summarizes interest expense for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2011	2010		% Change
Interest expense:
Credit line interest	$987	$1,551	$(564)	(36.4)%
Mortgage interest	12,688	13,023	(335)	(2.6)%

Total	$13,675	$14,574	$(899)	(6.2)%

  Credit line interest

        The decrease is due to the $12.6 million, or 44.2%, reduction in the weighted average balance outstanding under our line of credit. In February 2011, we applied $26.2 million of our public offering proceeds to reduce the then outstanding balance on our credit line. The decrease in interest expense was offset by an approximately $151,000 increase in such expense due to the change in the weighted average interest rate from 5.24% for 2010 to 5.82% for 2011. Effective April 1, 2010, the interest rate charged on the credit line increased to 6% (reduced to 5.5% effective August 5, 2011). In 2009 and through March 31, 2010, we paid interest at LIBOR plus 2.15% (2.44% at March 31, 2010).

  Mortgage interest

        The following table reflects the interest rate on our mortgage debt and principal amount of outstanding mortgage debt, in each case on a weighted average basis:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2011	2010		% Change
Interest rate on mortgage debt	6.22%	6.39%	(0.17)%	(2.7)%
Principal amount of mortgage debt	$204,085	$203,910	$175	0.1%

        The $335,000 decrease in mortgage interest expense is due primarily to the decrease in the weighted average interest rate on outstanding mortgage debt. The interest rate decreased due to the paydowns and settlements (i) in 2011 of $19.6 million of mortgage debt bearing a weighted average interest of 7.52% and (ii) in 2010 of approximately $10.7 million of mortgage debt bearing a weighted average interest rate of approximately 8.15%.

        Amortization of deferred financing costs.    The increase is due to $86,000 incurred in connection with financings on four properties we acquired in 2010, $63,000 incurred in connection with the amendment of our line of credit in January 2011and $99,000 due to the accelerated amortization of deferred financing costs relating to two mortgage loans that were paid in full in February 2011.

Discontinued Operations

        The following table compares discontinued operations for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2011	2010		% Change
Discontinued operations:
Income from operations	$277	$885	$(608)	(68.7)%
Net gain on sales	932	235	697	297%

Income from discontinued operations	$1,209	$1,120	$89	7.9%

        Income from discontinued operations includes the operations of three of our properties, one of which was sold during 2011 and two of which were sold in 2010.

Comparison of Years Ended December 31, 2010 and 2009

Total Revenues

        The following table compares revenues for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2010	2009	Difference	% Change
Revenues:
Rental income, net	$40,984	$37,566	$3,418	9.1%
Lease termination fee	—	1,784	(1,784)	(100)%

Total revenues	$40,984	$39,350	$1,634	4.2%

Rental Revenues

        Rental income.    A significant component of the increase is the $3 million of rental revenue generated from the 14 properties we acquired in 2010, of which $1.7 million is attributable to our February 2010 acquisition of a community shopping center. Partially offsetting the increase was an approximately $657,000 decrease in rental income (representing the December 2010 rent of $116,000 that was not accrued and the $541,000 net write-off of the entire balance of unbilled rent receivable and lease intangibles) resulting from Robb & Stucky's bankruptcy filing. Robb & Stucky accounted for $882,000 or 2.2% of our 2010 rental income. Approximately $496,000 of the increase represents real estate tax and expense reimbursements from tenants from three properties we acquired in 2010.

        Lease termination fee.    In 2009, we received a $1.9 million lease termination payment from a retail tenant which was offset by the $121,000 write-off of the entire balance of the unbilled rent receivable and intangible lease asset related to this property. There was no comparable fee income in 2010.

Operating Expenses

        The following table compares operating expenses for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2010	2009	Difference	% Change
Operating expenses:
Depreciation and amortization	$8,657	$8,261	$396	4.8%
General and administrative	6,341	5,931	410	6.9%
Real estate acquisition costs	1,010	59	951	1,612%
Real estate expenses	2,143	1,216	927	76.2%
Leasehold rent	308	308	—	—

Total operating expenses	18,459	15,775	2,684	17.0%

Operating income	$22,525	$23,575	$(1,050)	(4.5)%

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

Discontinued Operations

        The following table sets forth a comparison of discontinued operations for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2010	2009	Difference	% Change
Discontinued operations:
Income from operations	$885	$1,882	$(997)	(53.0)%
Impairment charges	—	(229)	229	100%
Gain on troubled mortgage restructuring, as a result of conveyance to mortgagee	—	897	(897)	(100)%
Net gain on sales	235	5,757	(5,522)	(95.9)%

Income from discontinued operations	$1,120	$8,307	$(7,187)	(86.5)%

        Discontinued operations for 2010 includes the results of operations and the gain on sale of two properties sold in 2010 and the results of operations for one property sold in 2011. The year ended December 31, 2009 includes the results of operations of ten properties, five of which were conveyed by us to the mortgagee in July 2009, three of which were sold in 2009 and three of which were sold in 2011 and 2010. Included in income from discontinued operations for 2009 is a $400,000 lease termination payment from a retail tenant that had been paying its rent on a current basis, but vacated the property in 2006. In March 2009, we sold this property and recorded an impairment charge of $229,000 to recognize the loss on the sale. Also included in income from discontinued operations for 2009 is an $897,000 gain recognized in connection with the conveyance of five of our properties to the mortgagee by deeds-in-lieu of foreclosure. These properties had formerly been leased to Circuit City Stores Inc. which filed for protection under federal bankruptcy laws and rejected the leases for these five properties.

Liquidity and Capital Resources

        Our sources of liquidity and capital include cash flow from our operations, cash and cash equivalents, available-for-sale securities, borrowings under our revolving credit facility, refinancing existing mortgage loans and obtaining mortgage loans secured by our unencumbered properties. Our available liquidity at December 31, 2011 was approximately $48.1 million, including $12.7 million of cash and cash equivalents, $396,000 of available-for-sale securities and $35 million available under our revolving line of credit.

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

        Mortgage debt in aggregate principal amount of $79.3 million is payable from March 2012 through December 31, 2014 (i.e., $33.5 million in 2012, $9.7 million in 2013 and $36.1 million in 2014). We generally intend to refinance or extend the mortgage loans which mature in 2012 through 2014. Though no assurance can be given in this regard, we believe that we will be able to refinance or extend the repayment obligation of such debt because, among other things, approximately $28.2 million of such mortgage debt secures properties with long term leases (i.e., expiring after 2021) and approximately $15.7 million represents debt amortization payments, a portion of which will be paid from operating cash flow. We intend to repay the amount not refinanced or extended from our existing funds and sources of funds, including our available cash and our credit line (to the extent permitted and available).

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

        Typically, we utilize funds from a credit facility to acquire a property and, thereafter secure long term, fixed rate mortgage debt on such property. We apply the proceeds from the mortgage loan to repay borrowings under the credit facility, thus providing us with the ability to re-borrow under the credit facility for the acquisition of additional properties. As a result, in order to grow our business, it is important to have a credit facility in place.

Credit Facility

        We can borrow up to $55 million pursuant to our revolving credit facility which is available to us for the acquisition of commercial real estate, repayment of mortgage debt, and for any other purpose, provided, if used for a purpose other than a property acquisition or mortgage repayment, the amount borrowed for such other purpose will not exceed the lesser of $6 million and 15% of the permitted borrowing base. The facility matures on March 31, 2013 and bears interest at the greater of (i) 90 day LIBOR plus 3% and (ii) 5.5%. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $55 million. We are required to maintain at least $6 million average outstanding collected deposit balances. The facility is guaranteed by our subsidiaries that own unencumbered properties and is to be secured by the outstanding stock of any newly formed subsidiary. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under the facility.

        The terms of our revolving credit facility include certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At December 31, 2011, we were in compliance with the covenants under this facility.

Contractual Obligations

        The following sets forth our contractual obligations as of December 31, 2011, which includes interest and amortization payments and balances due at maturity under outstanding mortgages secured by our properties for the periods indicated. It also includes the amount due at maturity under our credit facility.

	Payment due by period
(Dollars in thousands)	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Contractual Obligations
Mortgages payable—interest and amortization	$86,197	$17,608	$21,205	$26,440	$20,944
Mortgages payable—balances due at maturity	168,954	28,170	35,452	46,177	59,155
Credit facility(1)	20,000	—	20,000	—	—
Purchase obligations(2)	19,192	3,551	7,141	7,271	1,229

Total	$294,343	$49,329	$83,798	$79,888	$81,328

(1)
Represents the amount outstanding as of December 31, 2011. We may borrow up to $55,000 under such facility.

(2)
Includes $3,150 payable annually pursuant to the compensation and services agreement (at the rate in effect at December 31, 2011 and assuming such agreement continues for only five years), amounts payable to lease office space from a related party and amounts payable pursuant to a ground lease.

        As of December 31, 2011, we had $205.8 million of mortgage debt outstanding (excluding mortgage indebtedness of our unconsolidated joint ventures), all of which is non-recourse (subject to standard carve-outs). We expect that mortgage interest and amortization payments (excluding repayments of principal at maturity) of approximately $38.8 million due through 2014 will be paid primarily from cash generated from our operations. We anticipate that debt obligations due through 2014 of approximately $83.6 million, including $20 million currently outstanding under our credit facility, will be paid primarily from cash and cash equivalents and mortgage financings and refinancings. If we are unsuccessful in refinancing our existing indebtedness or financing our unencumbered properties, our cash flow, funds available under our credit facility and available cash, if any, may not be sufficient to repay all debt obligations when payments become due, and we may need to issue additional equity, obtain long or short term debt, or dispose of properties on unfavorable terms.

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

        In 2008, our board determined that, in view of the economic environment, we should conserve our capital. As a result, all of our dividends declared in 2009 consisted of 90% stock and 10% cash, pursuant to Revenue Procedures issued by the Internal Revenue Service. In 2010 and 2011, we declared dividends (all in cash) of $1.23 and $1.32 per share, respectively. Our board of directors reviews the dividend policy at each regularly scheduled quarterly board meeting to determine if any changes to our dividend should be made.

  Off-Balance Sheet Arrangements

        None.

  Critical Accounting Policies

        Our significant accounting policies are more fully described in Note 2 to our Consolidated Financial Statements included in this Annual Report on Form 10-K. Certain of our accounting policies are particularly important to an understanding of our financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to a degree of uncertainty. These critical accounting policies include the following, discussed below.

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

        At December 31, 2011, we had five interest rate swap agreements outstanding (including one held by two of our unconsolidated joint ventures). The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of December 31, 2011, if there had been a 1% increase in forward interest rates, the fair market value of the interest rate swaps and net unrealized gain on derivative instruments would have increased by approximately $848,000. If there were a 1% decrease in forward interest rates, the fair market value of the interest rate swaps and net unrealized gain on derivative instruments would have decreased by approximately $1,042,000. These changes would not have any impact on our net income or cash.

        From time-to-time, we utilize interest rate swaps to limit interest rate risk. These swaps are used for hedging purposes-not for speculation. We do not enter into interest rate swaps for trading purposes.

        Our mortgage debt (excluding our mortgages subject to the interest rate swap agreements), bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages. Our credit facility is a revolving variable rate facility which is sensitive to interest rates. Under current market conditions, we do not believe that our risk of material potential losses in future earnings, fair values and/or cash flows from near-term changes in market rates that we consider reasonably possible is material.

        We assessed the market risk for our revolving credit facility and believe that there is no foreseeable market risk because interest is charged at the greater of (i) 90 day LIBOR plus 3% and

(ii) 5.5% per annum. At December 31, 2011, 90 day LIBOR plus 3% was approximately 3.6%; therefore, a 1% increase or decrease would not have any impact on our interest expense related to this facility.

        The fair market value of our long term debt is estimated based on discounting future cash flows at interest rates that our management believes reflect the risks associated with long term debt of similar risk and duration.

        The following table sets forth our debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated fair market value at December 31, 2011:

	For the Year Ended December 31,
(Dollars in thousands)	2012	2013	2014	2015	2016	Thereafter	Total	Fair Market Value
Fixed rate:
Long term debt	$33,499	$9,788	$36,071	$24,719	$29,153	$72,619	$205,849	$216,792
Weighted average interest rate	6.00%	5.98%	5.88%	5.84%	5.86%	5.90%	5.91%	4.5%
Variable rate:
Long term debt(1)	—	$20,000	—	—	—	—	$20,000	$20,000

(1)
Our credit facility matures on March 31, 2013 and bears interest at the greater of (i) 5.5% and (ii) 90 day LIBOR plus 3%.

Item 8.    Financial Statements and Supplementary Data.

        This information appears in Item 15(a) of this Annual Report on Form 10-K, and is incorporated into this Item 8 by reference thereto.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based on its assessment, our management believes that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

        Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on management's assessment of our internal control over financial reporting. This report appears on page F-1 of this Annual Report on Form 10-K.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Apart from certain information concerning our executive officers which is set forth in Part I of this Annual Report, additional information required by this Item 10 shall be included in our proxy statement for our 2012 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2012, and is incorporated herein by reference.

Item 11.    Executive Compensation.

        The information concerning our executive compensation required by this Item 11 shall be included in our proxy statement for our 2012 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2012, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information concerning our beneficial owners and management required by this Item 12 shall be included in our proxy statement for our 2012 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2012 and is incorporated herein by reference.

Equity Compensation Plan Information

        The following table provides information about shares of our common stock that may be issued upon the exercise of options, warrants and rights under our 2009 Stock Incentive Plan as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(3)
	(a)		(b)	(c)
Equity compensation plans approved by security holders(1)	200,000	(2)	—	183,090
Equity compensation plans not approved by security holders	—		—	—

Total	200,000		—	183,090

(1)
Our 2009 Stock Incentive Plan, which was approved by our stockholders in June 2009, is our only equity compensation plan under which equity compensation currently may be awarded. This Plan permits us to grant stock options, restricted stock and performance based awards to our employees, officers, directors and consultants. There are no options outstanding under our 2009 Stock Incentive Plan.

(2)
Represents an aggregate of up to 200,000 shares of common stock issuable pursuant to restricted stock units. The shares underlying these units vest on June 30, 2017 if and to the extent specified performance or market conditions are satisfied, assuming continued employment.

(3)
Does not give effect to 109,450 restricted stock awards granted effective January 16, 2012.

Item 13.    Certain Relationships and Related Transactions.

        The information concerning certain relationships, related transactions and director independence required by this Item 13 shall be included in our proxy statement for our 2012 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2012 and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        The information concerning our principal accounting fees required by this Item 14 shall be included in our proxy statement for our 2012 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2012, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this Report:

        (1)   The following financial statements of the Company are included in this Annual Report on Form 10-K:

        (2)   Financial Statement Schedules:

—Schedule III—Real Estate and Accumulated Depreciation	F-39 through F-43

        All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b)
Exhibits:

3.1		Articles of Amendment and Restatement of One Liberty Properties, Inc., dated July 20, 2004 (incorporated by reference to Exhibit 3.1 to One Liberty Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

3.2		Articles of Amendment to Restated Articles of Incorporation of One Liberty Properties, Inc. filed with the State of Assessments and Taxation of Maryland on June 17, 2005 (incorporated by reference to Exhibit 3.1 to One Liberty Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.3		Articles of Amendment to Restated Articles of Incorporation of One Liberty Properties, Inc. filed with the State of Assessments and Taxation of Maryland on June 21, 2005 (incorporated by reference to Exhibit 3.2 to One Liberty Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.4		By-Laws of One Liberty Properties, Inc., as amended (incorporated by reference to Exhibit 3.1 to One Liberty Properties, Inc.'s Current Report on Form 8-K filed on December 12, 2007).

4.1	*	One Liberty Properties, Inc. 2009 Incentive Plan (incorporated by reference to Exhibit 4.1 to One Liberty Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

4.2		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to One Liberty Properties, Inc.'s Registration Statement on Form S-2, Registration No. 333-86850, filed on April 24, 2002 and declared effective on May 24, 2002).

10.1		Seconded Amended and Restated Loan Agreement, dated as of March 31, 2010, by and among One Liberty Properties, Inc., Valley National Bank, Merchants Bank Division, Bank Leumi USA, Israel Discount Bank of New York and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 10, 2011).

10.2		First Amendment dated as of January 6, 2011 to the Second Amended and Restated Loan Agreement, dated as of March 31, 2010, between VNB New York Corp. as assignee of Valley National Bank, Merchants Bank Division, Bank Leumi, USA, Manufacturers and Traders Trust Company, Israel Discount Bank of New York, and One Liberty Properties, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 10, 2011).

10.3		Second Amendment to Second Amended and Restated Loan Agreement dated as of August 5, 2011, between VNB New York Corp., Bank Leumi USA, Israel Discount Bank of New York, Manufacturers and Traders Trust Company and One Liberty Properties, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 15, 2011).

10.4	*	Compensation and Services Agreement effective as of January 1, 2007 between One Liberty Properties, Inc. and Majestic Property Management Corp. (incorporated by reference to One Liberty Properties, Inc.'s Current Report on Form 8-K filed on March 14, 2007).

10.5	*	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 15, 2010).

10.6	*	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2010).

14.1		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to One Liberty Properties, Inc.'s Current Report on Form 8-K filed on March 14, 2006).

21.1		Subsidiaries of Registrant

23.1		Consent of Ernst & Young LLP

31.1		Certification of President and Chief Executive Officer

31.2		Certification of Senior Vice President and Chief Financial Officer

32.1		Certification of President and Chief Executive Officer

32.2		Certification of Senior Vice President and Chief Financial Officer

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Definition Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*
Indicates a management contract or compensatory plan or arrangement.

The file number for all the exhibits incorporated by reference is 001-09279 other than exhibit 4.2 whose file number is 333-86850.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

ONE LIBERTY PROPERTIES, INC.
March 14, 2012	By:	/s/ PATRICK J. CALLAN, JR. Patrick J. Callan, Jr. President and Chief Executive Officer

        Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ FREDRIC H. GOULD Fredric H. Gould	Chairman of the Board of Directors	March 14, 2012
/s/ PATRICK J. CALLAN, JR. Patrick J. Callan, Jr	President, Director and Chief Executive Officer (Principal Executive Officer)	March 14, 2012
/s/ JOSEPH A. AMATO Joseph A. Amato	Director	March 14, 2012
/s/ CHARLES BIEDERMAN Charles Biederman	Director	March 14, 2012
/s/ JAMES J. BURNS James J. Burns	Director	March 14, 2012
/s/ JOSEPH A. DELUCA Joseph A. DeLuca	Director	March 14, 2012
/s/ JEFFREY A. GOULD Jeffrey A. Gould	Director	March 14, 2012
/s/ MATTHEW J. GOULD Matthew J. Gould	Director	March 14, 2012

Signature	Title	Date

/s/ LOUIS P. KAROL Louis P. Karol	Director	March 14, 2012
/s/ J. ROBERT LOVEJOY J. Robert Lovejoy	Director	March 14, 2012
/s/ EUGENE I. ZURIFF Eugene I. Zuriff	Director	March 14, 2012
/s/ DAVID W. KALISH David W. Kalish	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2012
/s/ KAREN DUNLEAVY Karen Dunleavy	Vice President, Financial (Principal Accounting Officer)	March 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
One Liberty Properties, Inc. and Subsidiaries

        We have audited One Liberty Properties, Inc. and Subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, One Liberty Properties, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of One Liberty Properties, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2011 of the Company and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York March 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
One Liberty Properties, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of One Liberty Properties, Inc. and Subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income, equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of One Liberty Properties, Inc. and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), One Liberty Properties, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York March 14, 2012

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in Thousands, Except Par Value)

	December 31,
	2011	2010
ASSETS
Real estate investments, at cost
Land	$135,099	$126,697
Buildings and improvements	340,343	319,203

Total real estate investments, at cost	475,442	445,900
Less accumulated depreciation	62,831	54,137

Real estate investments, net	412,611	391,763
Property held for sale (including related assets of $808)	—	10,678
Investment in unconsolidated joint ventures	5,093	4,777
Cash and cash equivalents	12,668	7,732
Available-for-sale securities	396	422
Unbilled rent receivable	12,567	11,149
Unamortized intangible lease assets	11,996	10,887
Escrow, deposits and other assets and receivables	2,856	4,684
Investment in BRT Realty Trust at market (related party)	235	266
Unamortized deferred financing costs	2,314	2,265

Total assets	$460,736	$444,623

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable	$205,849	$215,308
Line of credit	20,000	36,200
Dividends payable	4,805	3,806
Accrued expenses and other liabilities	5,969	5,144
Unamortized intangible lease liabilities	5,166	4,982

Total liabilities	241,789	265,440

Commitments and contingencies	—	—
Equity:
One Liberty Properties, Inc. stockholders' equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized; 14,213 and 11,212 shares issued and outstanding	14,213	11,212
Paid-in capital	189,486	147,158
Accumulated other comprehensive loss	(1,019)	(156)
Accumulated undistributed net income	15,605	20,969

Total One Liberty Properties, Inc. stockholders' equity	218,285	179,183
Non-controlling interest in joint venture	662	—

Total equity	218,947	179,183

Total liabilities and equity	$460,736	$444,623

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Amounts in Thousands, Except Per Share Data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Rental income, net	$45,240	$40,984	$37,566
Lease termination fee	—	—	1,784

Total revenues	45,240	40,984	39,350

Operating expenses:
Depreciation and amortization	9,599	8,657	8,261
General and administrative (including $2,685, $2,083 and $1,932, respectively, to related party)	7,017	6,341	5,931
Real estate acquisition costs	213	1,010	59
Real estate expenses (including $600, $600 and $550, respectively, to related party)	2,604	2,143	1,216
Leasehold rent	308	308	308

Total operating expenses	19,741	18,459	15,775

Operating income	25,499	22,525	23,575
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	350	446	559
Gain on disposition of real estate—unconsolidated joint venture	—	107	—
Gain on settlement of debt	1,240	—	—
Other (loss) income	(35)	308	358
Interest:
Expense	(13,675)	(14,574)	(13,385)
Amortization of deferred financing costs	(868)	(626)	(724)
Income from settlement with former president	—	—	951

Income from continuing operations	12,511	8,186	11,334

Discontinued operations:
Income from operations	277	885	1,882
Impairment charge	—	—	(229)
Gain on troubled mortgage restructuring, as a result of conveyance to mortgagee	—	—	897
Net gain on sales	932	235	5,757

Income from discontinued operations	1,209	1,120	8,307

Net income	13,720	9,306	19,641
Plus net loss attributable to non-controlling interest	4	—	—

Net income attributable to One Liberty Properties, Inc.	$13,724	$9,306	$19,641

Weighted average number of common shares outstanding:
Basic	13,801	11,465	10,651

Diluted	13,851	11,510	10,812

Net income per common share—basic:
Income from continuing operations	$.87	$.71	$1.06
Income from discontinued operations	.09	.10	.78

Net income per common share—basic	$.96	$.81	$1.84

Net income per common share—diluted:
Income from continuing operations	$.87	$.71	$1.05
Income from discontinued operations	.09	.10	.77

Net income per common share—diluted	$.96	$.81	$1.82

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Equity and Comprehensive Income

For the Three Years Ended December 31, 2011

(Amounts in Thousands, Except Per Share Data)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Undistributed Net Income	Non- Controlling Interest in Joint Venture	Total
Balances, December 31, 2008	$9,962	$138,688	$(239)	$15,564	$—	$163,975
Distributions—common stock
Cash—$.08 per share	—	—	—	(948)	—	(948)
Stock—$.80 per share	1,160	4,955	—	(8,471)	—	(2,356)
Repurchase of common stock	(268)	(1,148)	—	—	—	(1,416)
Retirement of common stock	(6)	(45)	—	—	—	(51)
Restricted stock vesting	31	(31)	—	—	—	—
Compensation expense—restricted stock	—	853	—	—	—	853
Net income	—	—	—	19,641	—	19,641
Other comprehensive income—
Net unrealized gain on available-for-sale securities	—	—	319	—	—	319
Net unrealized gain on derivative instruments	—	—	111	—	—	111

Comprehensive income	—	—	—	—	—	20,071

Balances, December 31, 2009	10,879	143,272	191	25,786	—	180,128
Distributions—common stock
Cash—$1.23 per share	—	—	—	(14,123)	—	(14,123)
Issuance of stock for stock dividend obligation at December 31, 2009	216	1,888	—	—	—	2,104
Restricted stock vesting	36	(36)	—	—	—	—
Shares issued through dividend reinvestment plan	81	1,119	—	—	—	1,200
Compensation expense—restricted stock	—	915	—	—	—	915
Net income	—	—	—	9,306	—	9,306
Other comprehensive income—
Net unrealized loss on available-for-sale securities	—	—	(60)	—	—	(60)
Net unrealized loss on derivative instruments	—	—	(287)	—	—	(287)

Comprehensive income	—	—	—	—	—	8,959

Balances, December 31, 2010	11,212	147,158	(156)	20,969	—	179,183
Distributions—common stock
Cash—$1.32 per share	—	—	—	(19,088)	—	(19,088)
Share issued in public offering—net of offering costs of $282	2,700	37,869	—	—	—	40,569
Restricted stock vesting	46	(46)	—	—	—	—
Shares issued through dividend reinvestment plan	255	3,496	—	—	—	3,751
Contribution from non-controlling interest partner	—	—	—	—	666	666
Compensation expense—restricted stock	—	1,009	—	—	—	1,009
Net income (loss)	—	—	—	13,724	(4)	13,720
Other comprehensive income—
Net unrealized gain on available-for-sale securities	—	—	66	—	—	66
Net unrealized loss on derivative instruments	—	—	(747)	—	—	(747)
OLP's share of joint venture net unrealized loss on derivative instruments	—	—	(182)	—	—	(182)

Comprehensive income	—	—	—	—	—	12,857

Balances, December 31, 2011	$14,213	$189,486	$(1,019)	$15,605	$662	$218,947

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in Thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$13,720	$9,306	$19,641
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on settlement of debt	(1,240)	—	—
Gain on sale of real estate and other assets	(932)	(384)	(5,757)
Gain on troubled mortgage restructuring, as a result of conveyance to mortgagee	—	—	(897)
Increase in rental income from straight-lining of rent	(1,434)	(693)	(1,336)
Decrease in rental income resulting from bad debt expense	467	525	619
Decrease (increase) in rental income from amortization of intangibles relating to leases	37	(442)	23
Impairment charge on available-for-sale securities	126	—	—
Impairment charge on real estate	—	—	229
Amortization of restricted stock expense	1,009	915	853
Retirement of common stock	—	—	(51)
Gain on disposition of real estate held by unconsolidated joint venture	—	(107)	—
Equity in earnings of unconsolidated joint ventures	(350)	(446)	(559)
Distributions of earnings from unconsolidated joint ventures	423	628	507
Depreciation and amortization	9,662	8,882	9,066
Amortization and write off of financing costs	868	627	1,012
Changes in assets and liabilities:
(Increase) in escrow, deposits, other assets and receivables	(590)	(1,023)	(976)
Increase (decrease) in accrued expenses and other liabilities	36	1,120	(682)

Net cash provided by operating activities	21,802	18,908	21,692

Cash flows from investing activities:
Purchase of real estate and improvements	(29,414)	(38,813)	(576)
Net proceeds from sale of real estate	11,544	4,136	24,014
Investment in unconsolidated joint ventures	(669)	—	(7)
Distributions of return of capital from unconsolidated joint ventures	95	991	86
Prepaid tenant improvement allowance	—	(1,750)	—
Net proceeds from sale of available-for-sale securities	—	6,345	4,495
Purchase of available-for-sale securities	—	—	(10,683)

Net cash (used in) provided by investing activities	(18,444)	(29,091)	17,329

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(5,530)	(5,393)	(5,692)
Repayment of mortgages payable	(15,302)	(10,689)	(14,088)
Proceeds from mortgage financings	12,455	7,500	2,559
Proceeds from common stock offering, net	40,569	—	—
Proceeds from bank line of credit	28,500	28,700	—
Repayment on bank line of credit	(44,700)	(19,500)	—
Issuance of shares through dividend reinvestment plan	3,751	1,200	—
Payment of financing costs	(741)	(1,272)	(208)
Capital contribution from non-controlling interest	666	—	—
Cash distributions to common stockholders	(18,090)	(10,564)	(2,939)
Repurchase of common stock	—	—	(1,416)
Expenses associated with stock issuance	—	(103)	(148)

Net cash provided by (used in) financing activities	1,578	(10,121)	(21,932)

Net increase (decrease) in cash and cash equivalents	4,936	(20,304)	17,089
Cash and cash equivalents at beginning of year	7,732	28,036	10,947

Cash and cash equivalents at end of year	$12,668	$7,732	$28,036

Continued on next page.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Amounts in Thousands)

	Year Ended December 31,
	2011	2010	2009
Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense	$13,872	$14,464	$15,287
Cash paid during the year for income taxes	70	73	67
Supplemental schedule of non-cash investing and financing activities:
Mortgage debt extinguished upon conveyance of properties to mortgagee by deeds-in-lieu of foreclosure	$—	$—	$8,706
Properties conveyed to mortgagee	—	—	8,075
Liabilities extinguished upon transfer to mortgagee	—	—	543
Common stock dividend—portion paid in shares of Company's common stock	—	2,209	6,263
Assumption of mortgages payable in connection with purchase (sale) of real estate	—	33,548	(9,069)
Settlement of mortgage debt	1,259	—	—
Purchase accounting allocations—intangible lease assets	2,387	5,500	—
Purchase accounting allocations—intangible lease liabilities	(614)	(1,040)	—
Reclassification of 2010 prepaid tenant improvement allowance to building improvements	1,750	—	—

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011

NOTE 1—ORGANIZATION AND BACKGROUND

        One Liberty Properties, Inc. ("OLP") was incorporated in 1982 in Maryland. OLP is a self-administered and self-managed real estate investment trust ("REIT"). OLP acquires, owns and manages a geographically diversified portfolio of retail (including furniture and office supply stores), industrial, office, flex, health and fitness and other properties, a substantial portion of which are under long-term net leases. As of December 31, 2011, OLP owned 89 properties, one of which is owned by a consolidated joint venture and one of which is a 50% tenancy in common interest. OLP's unconsolidated joint ventures owned a total of five properties. The 94 properties are located in 29 states.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements include the accounts and operations of OLP, its wholly owned subsidiaries and its investment in a joint venture in which the Company, as defined, has a controlling interest. OLP and its subsidiaries are hereinafter referred to as the "Company". Material intercompany items and transactions have been eliminated in consolidation.

        With respect to its consolidated joint venture, in which the Company has a 90% interest, the Company has determined that (i) such entity is not a variable interest entity and (ii) the Company exercises substantial operating control over such entity and accordingly, such entity should be consolidated for financial statement purposes. Current accounting guidance provides a framework for determining whether an entity is a variable interest entity and if consolidation of an entity in which it owns an interest is appropriate.

Investment in Unconsolidated Joint Ventures

        The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting. All investments in unconsolidated joint ventures have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support and, as a group, the holders of the equity at risk have power through voting rights to direct the activities of the venture. As a result, none of the Company's unconsolidated joint ventures are variable-interest entities. In addition, although the Company is the managing member, it does not exercise substantial operating control over these entities, and therefore the entities are not consolidated. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for its share of equity in earnings, cash contributions and distributions. None of the joint venture debt is recourse to the Company, subject to standard carve-outs.

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

December 31, 2011

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

from the unconsolidated entity is presumed to be a return on the investment to the extent that, on a cumulative basis, distributions received by the investor are less than its share of the equity in the undistributed earnings of the entity.

Use of Estimates

        The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

        Substantially all of the Company's properties are subject to long-term net leases under which the tenant is typically responsible to pay for real estate taxes, insurance and ordinary maintenance and repairs for the property directly to the vendor and the Company is not the primary obligor with respect to such items. As a result, the revenue and expenses relating to these properties is recorded on a net basis. For certain properties, the tenants, in addition to base rent, also pay the Company their pro rata share of real estate taxes and operating expenses. The income and expenses associated with these properties is recorded on a gross basis. During 2011 and 2010, the Company recorded additional rental income for the reimbursement of expenses in the amount of $794,000 and $496,000, respectively. No additional rental income was recorded during 2009.

        Gains or losses on disposition of properties are recorded when the criteria under GAAP have been met.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

December 31, 2011

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

The estimated useful lives of building and intangible assets or liabilities generally range from two to forty years.

Accounting for Long-Lived Assets and Impairment of Real Estate Owned

        The Company reviews its real estate portfolio on a quarterly basis to ascertain if there are any indicators of impairment to the value of any of its real estate assets, including deferred costs and intangibles, in order to determine if there is any need for an impairment charge. In reviewing the portfolio, the Company examines one or more of the following: the type of asset, the current financial statements or other available financial information of the tenant, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved, the timeliness of the payments made by the tenant under its lease, and as any current communication with the tenant, including property inspection reports. For each real estate asset owned for which indicators of impairment exist, if the undiscounted cash flow analysis yields an amount which is less than the asset's carrying amount, an impairment loss is recorded to the extent that the estimated fair value is less than the asset's carrying amount. The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property. The analysis includes an estimate of the future cash flows that are expected to result from the real estate investment's use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, the effects of leasing demand, competition and other factors. Real estate assets that are classified as held for sale are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis. A $229,000 impairment charge was recorded in 2009 on a property that was sold. There were no impairment charges required for 2011 and 2010.

        Real estate investments include costs of development and redevelopment activities, and construction in progress. Capitalized costs, including interest and other carrying costs during the construction and/or renovation periods, are included in the cost of the related asset and charged to operations through depreciation over the asset's estimated useful life. Interest capitalized amounted to $36,000 in 2011. A variety of costs are incurred in the acquisition, development and leasing of a property, such as pre-construction costs essential to the development of the property, development costs, constructions costs, interest costs, real estate taxes, and other costs incurred during the period of development. After a determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. The Company ceases capitalization on the portions substantially completed and occupied, or held available for occupancy, and capitalizes only those costs associated with the portions under development. The Company considers a construction project to be substantially completed and held available for occupancy upon the completion of tenant improvements.

        A conditional asset retirement obligation ("CARO") is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within the control of the Company. The Company would record a liability for a CARO if the fair value of the obligation can be reasonably estimated. There were no CARO's recorded by the Company during the three years ended December 31, 2011.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

        All highly liquid investments with original maturities of three months or less when purchased are considered to be cash equivalents. The Company places its cash and cash equivalents in high quality financial institutions.

Escrow, Deposits and Other Assets and Receivables

        Escrow, deposits and other assets and receivables include $1,083,000 and $1,184,000 at December 31, 2011 and 2010, respectively, of restricted cash relating to real estate taxes, insurance and other escrows.

Allowance for Doubtful Accounts

        The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our tenants to make required rent payments. If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required. At December 31, 2011 and 2010, the balance in allowance for doubtful accounts was $335,000 and $977,000, respectively, recorded as a reduction to accounts receivable. The balance at December 31, 2011 is net of a $1,109,000 write off, primarily related to Robb & Stucky, a former tenant which vacated the Company's property in June 2011 in the course of its liquidation after filing for bankruptcy protection in early 2011. The Company records bad debt expense as a reduction of rental income. For 2011, 2010 and 2009, the Company recorded bad debt expense of $467,000, $525,000 and $619,000, respectively. Of these amounts $2,000 and $75,000 were recorded in discontinued operations for 2010 and 2009, respectively. There was no bad debt expense in discontinued operations for 2011.

Depreciation and Amortization

        Depreciation of buildings is computed on the straight-line method over an estimated useful life of 40 years for commercial properties and 27 1/2 years for the Company's residential property. Depreciation for improvements is computed on the straight line method over the lesser of the remaining lease term or its estimated useful life. Depreciation ceases when a property is deemed "held for sale". If a property which was deemed "held for sale" is reclassified to a "held and used" property, "catch-up" depreciation is recorded. Leasehold interest and the related ground lease payments are amortized over the initial lease term of the leasehold position. Depreciation expense, including amortization of a leasehold position, lease origination costs, and capitalized lease commissions amounted to $9,599,000, $8,657,000 and $8,261,000 for 2011, 2010 and 2009, respectively.

Deferred Financing Costs

        Mortgage and credit line costs are deferred and amortized on a straight-line basis over the terms of the respective debt obligations, which approximates the effective interest method. At December 31, 2011 and 2010, accumulated amortization of such costs was $3,016,000 and $2,764,000, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Federal Income Taxes

        The Company has qualified as a real estate investment trust under the applicable provisions of the Internal Revenue Code. Under these provisions, the Company will not be subject to federal income taxes on amounts distributed to stockholders providing it distributes at least 90% of its taxable income and meets certain other conditions.

        Distributions during 2011 were treated as ordinary income. Distributions during 2010 included 1.3% treated as capital gain distributions, with the balance treated as ordinary income.

        The Company follows a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. The use of a valuation allowance as a substitute for derecognition of tax positions is prohibited. The Company has not identified any uncertain tax positions requiring accrual.

Investment in Available-For-Sale Securities

        The Company determines the classification of equity and debt securities at the time of purchase and reassesses the classification at each reporting date. At December 31, 2011, all marketable securities have been classified as available-for-sale and recorded at fair value. The fair value of the Company's equity and debt investment in publicly-traded companies is determined based upon the closing trading price of the equity and debt securities as of the balance sheet date and unrealized gains and losses on these securities are recorded as a separate component of stockholders' equity. Unrealized losses that are determined to be other-than-temporary are recognized in earnings.

        The Company's investment in 37,081 common shares of BRT Realty Trust ("BRT"), a related party of the Company, (accounting for less than 1% of the total voting power of BRT), was purchased at a cost of $132,000 and has a fair market value at December 31, 2011 of $235,000.

        At December 31, 2011, the total cumulative net unrealized gain of $86,000 on all investments in equity and debt securities is reported as accumulated other comprehensive income (loss) in the stockholders' equity section. In addition, certain marketable securities that had unrealized losses of $126,000 were sold in January 2012 and accordingly, these losses were determined to be other-than-temporary. In 2011, this unrealized loss was reclassified from other comprehensive income against earnings as an impairment charge.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Realized gains and losses are determined using the average cost method and are included in "Other income" on the income statement. During 2011, 2010 and 2009, sales proceeds and gross realized gains and losses on securities classified as available-for-sale were (amounts in thousands):

	2011	2010	2009
Sales proceeds	$—	$6,345	$4,495
Gross realized losses	—	—	—
Gross realized gains	—	149	—

Concentration of Credit Risk

        The Company maintains accounts at various financial institutions, all of which accounts are federally insured.

        The Company's properties are located in 29 states. During 2011, 2010 and 2009, 12.6%, 12.6% and 14.6% of rental revenues, respectively, were attributable to real estate investments located in Texas and 14.2%, 15.0% and 16.0% of rental revenues, respectively, were attributable to real estate investments located in New York. No other state contributed over 10% to the Company's rental revenues.

        The Company owns eleven real estate investments that are located in six states and are net leased to Haverty Furniture Companies, Inc., a retail furniture company, pursuant to a master lease. The initial term of the net lease expires August 2022, with several renewal options. These real estate investments, which represented 11.9% of the depreciated book value of real estate investments at December 31, 2011, generated rental revenues of approximately $4,844,000 in each year, or 10.7%, 11.8% and 12.3%, of the Company's total revenues for 2011, 2010 and 2009, respectively.

        In 2008, the Company acquired eight real estate investments, located in seven states, net leased to Office Depot, Inc., a retail office supply company, pursuant to eight separate leases. The initial term of the net leases expire September 2018, with several renewal options. The Company sold one of these investments in May 2011 (see Note 4). The remaining seven real estate investments plus two other real estate investments, net leased to Office Depot, Inc. and purchased prior to 2008, represented 9.0% of the depreciated book value of real estate investments at December 31, 2011 and generated rental revenues of $3,545,000 in each of 2011, 2010 and 2009, or 7.8%, 8.6% and 9.0%, of the Company's total revenues, respectively.

Earnings Per Common Share

        Basic earnings per share was determined by dividing net income allocable to common stockholders for each year by the weighted average number of shares of common stock outstanding during each year, including the effect of the 2,700,000 shares sold in February 2011 as described in Note 10. Net income is also allocated to the unvested restricted stock outstanding during each year, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. Unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of unvested restricted stock. The restricted stock units awarded under the Pay-for-Performance program described

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

in Note 10 are excluded from the basic earnings per share calculation, as these units are not participating securities.

        Diluted earnings per share reflects the potential dilution that could occur if securities or other rights exercisable for, or convertible into, common stock were exercised or converted or otherwise resulted in the issuance of common stock that shared in the earnings of the Company. The weighted average number of common shares outstanding used for the diluted earnings per share calculations includes the full impact of common stock issued in connection with the dividends paid in April, July and October 2009 and January 2010, as of the dividend declaration date, as the shares were contingently issuable as of that date. Such stock dividends were included in basic earnings per share as of the issuance date.

        For 2011 and 2010, the diluted weighted average number of common shares also includes 50,000 and 30,000 shares respectively, representing the weighted average impact of the 100,000 shares of common stock underlying the restricted stock units awarded on September 14, 2010 under the Pay-For-Performance Program. These 100,000 shares may vest upon satisfaction of the total stockholder return threshold and were weighted for each quarterly period, based on the number of shares that would be issued based on the current market price and dividends paid at the end of each quarterly period assuming the end of that quarterly period was the end of the vesting period The remaining 100,000 shares of common stock underlying the restricted stock units awarded under the Pay-For-Performance Program are not included, as they did not meet the defined performance metric during any quarterly period during 2011 and 2010. There were no options outstanding to purchase shares of common stock or other rights exercisable for, or convertible into, common stock in 2011, 2010 and 2009.

        Earnings per share for 2010 and 2009 are calculated based on the data presented in the consolidated statements of income for those periods.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table provides a reconciliation of the numerator and denominator of earnings per share calculations for 2011 (amounts in thousands, except per share amounts):

Numerator for basic and diluted earnings per share:
Income from continuing operations	$12,511
Plus net loss attributable to noncontrolling interest	4
Less earnings allocated to unvested shares	(460)

Income from continuing operations available for common stockholders	12,055
Discontinued operations	1,209

Net income available for common stockholders, basic and diluted	$13,264

Denominator:
Denominator for basic earnings per share—weighted average shares	13,801
Effect of diluted securities:
Restricted stock units awarded under Pay-for-Performance program	50

Denominator for diluted earnings per share—weighted average shares	13,851

Earnings per common share, basic	$.96

Earnings per common share, diluted	$.96

Income from continuing operations	$12,515
Income from discontinued operations	1,209

Net income attributable to One Liberty Properties, Inc.	$13,724

Segment Reporting

        Substantially all of the Company's real estate assets are comprised of real estate owned that is net leased to tenants on a long-term basis. Therefore, the Company operates predominantly in one industry segment.

Derivatives and Hedging Activities

        The Company's objective in using derivatives, and in particular interest rate swaps, is to add stability to interest expense and to manage its exposure to interest rate movements. The Company does not use derivatives for trading or speculative purposes.

        The Company records all derivatives on the consolidated balance sheets at fair value. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. In addition, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. These counterparties are generally larger financial institutions engaged in providing a variety of financial services. These institutions generally face similar risks regarding adverse changes in market and economic conditions,

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

including, but not limited to, fluctuations in interest rates, exchange rates, equity and commodity prices and credit spreads.

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

New Accounting Pronouncements

        In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures, Improving Disclosures about Fair Value Measurements which requires a number of additional disclosures regarding fair value measurements, including the amount of transfers between Level 1 and 2 of the fair value hierarchy, the reasons for transfers in or out of Level 3 of the fair value hierarchy and activity for recurring Level 3 measures. In addition, the amendments clarify certain existing disclosure requirements related to the level at which fair value disclosures should be disaggregated and the requirement to provide disclosures about the valuation techniques and inputs used in determining the fair value of assets or liabilities classified as Level 2 or 3. These required disclosures were effective January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll-forward of activity in Level 3 fair value measurements. Those disclosures were effective for the Company on January 1, 2011. There were no transfers between Level 1 and 2 and no significant transfers into or out of level 3 during 2011 and 2010. The adoption did not have a material effect on the Company's consolidated financial condition, results of operations, or cash flows.

        In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S GAAP and IFRS. This update defines fair value, clarifies a framework to measure fair value, and requires specific disclosures of fair value measurements. The guidance will be effective for the Company's interim and annual reporting periods beginning January 1, 2012, and applied prospectively. The Company does not expect adoption of this guidance to have a material impact on its financial condition, results of operations, or disclosures.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of stockholders' equity and instead requires the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard is intended to enhance comparability between entities that report under GAAP and to provide a more consistent method of presenting other comprehensive income transactions that affect an entity's equity. This standard is effective for the Company on January 1, 2012 and is to be applied retrospectively. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income but will change the way the information is presented in the Company's consolidated financial statements.

Reclassification

        Property management costs of $600,000, $600,000 and $550,000 per annum incurred under the compensation and services agreement were reclassified from general and administrative expenses to real estate operating expenses for 2011, 2010 and 2009, respectively. Such amounts had been included as a component of general and administrative expenses in 2010 and 2009.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 3—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS

Real Estate Acquisitions

        The following chart details the Company's real estate acquisitions during 2011 and 2010 (amounts in thousands):

Description of Property	Date(s) Acquired	Contract Purchase Price		Terms of Payment	Third Party Real Estate Acquisition Costs(a)
Retail discount store, Bolingbrook, Illinois	March 4, 2011	$2,325		All cash	$22
Shipping distribution center, Durham, North Carolina	July 29, 2011	3,975		All cash	35
Health club, Hamilton, Ohio	August 9, 2011	7,900		All cash	54
Two retail stores, Niles and Crystal Lake, Illinois	September 14, 2011	8,000		All cash	76
Retail property—redevelopment, Cherry Hill, New Jersey(b)	October 27, 2011	5,800		All cash	—	(b)
Other		—			26

Total for 2011		$28,000			$213

Community shopping center, Royersford, Pennsylvania	February 28, 2010	$23,500		Cash and $17,700 mortgage assumption. Mortgage matures May 2014 with interest at 5.67% per annum.	$399
Retail store, Monroeville, Pennsylvania	April 28, 2010	1,313	(c)	All cash	54
Retail department store, Kansas City, Missouri	June 30, 2010	8,950		All cash	46
Six fast food restaurants, Pennsylvania (sale/leaseback transactions)	July 30, 2010 and August 31, 2010	7,958		All cash	216
Supermarket and related parking lot, West Hartford, Connecticut	October 7, 2010	20,550		Cash and $13,000 mortgage assumption. Mortgage matures May 2016 with interest at 6.1% per annum.	205
Two retail stores, Houston, Texas	November 17, 2010	7,434		Cash and $2,900 mortgage assumption. Mortgage matures January 2017 with interest at 5.98% per annum.	70
Restaurant, Island Park, New York	December 22, 2010	2,600		All cash	20

Total for 2010		$72,305			$1,010

(a)
Included in the accompanying consolidated statements of income.

(b)
Owned by a consolidated joint venture in which the Company has a 90% interest. Transaction costs of $578,000 incurred with this asset acquisition were capitalized.

(c)
Purchase price includes $300 of contracted building improvements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 3—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

        With the exception of the Cherry Hill, New Jersey and the Royersford, Pennsylvania properties, all of the properties purchased by the Company in 2011 and 2010 are currently 100% occupied and are each leased by a single tenant pursuant to a long term net lease. The Cherry Hill, New Jersey retail property is being redeveloped and is currently 61% leased by one major tenant pursuant to a long term net lease, with a contractual rent commencement date of April 1, 2012. The Royersford, Pennsylvania community shopping center is currently leased to nine separate tenants and a significant portion of the rental income from this property is derived from ground leases.

        As a result of the 2011 and 2010 purchases, the Company recorded intangible lease assets of $2,387,000 and $5,500,000, respectively, and intangible lease liabilities of $614,000 and $1,040,000, respectively, representing the value of the acquired leases and origination costs. As of December 31, 2011, the weighted average amortization period for the 2011 and 2010 acquisitions is 10.3 and 12.1 years for the intangible lease assets and 24.0 and 24.1 years for the intangible lease liabilities, respectively. At December 31, 2011 and 2010, accumulated amortization of intangible lease assets was $4,081,000 and $3,046,000, respectively and accumulated amortization of intangible lease liabilities was $2,053,000 and $1,622,000, respectively. The mortgages assumed by the Company in 2010 were determined to be at market.

        The Company recognized a net (decrease) increase in rental revenue of $(37,000), $442,000 and ($23,000) for the amortization of the above/below market leases for 2011, 2010 and 2009, respectively. For 2011, 2010 and 2009, the Company recognized amortization expense of $844,000, $620,000, and $534,000, respectively, relating to the amortization of the origination costs. The results for 2011 and 2010 include an increase in rental revenue of $7,000 and $462,000, respectively, and additional amortization expense of $5,000 and $115,000, respectively, resulting from the accelerated expiration of certain leases

        The unamortized balance of intangible lease assets as a result of acquired above market leases at December 31, 2011 will be deducted from rental income through 2027 as follows (amounts in thousands):

2012	$394
2013	393
2014	387
2015	382
2016	372
Thereafter	1,323

Total	$3,251

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 3—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

        The unamortized balance of intangible lease liabilities as a result of acquired below market leases at December 31, 2011 will be added to rental income through 2041 as follows (amounts in thousands):

2012	$442
2013	442
2014	442
2015	442
2016	442
Thereafter	2,956

Total	$5,166

        The unamortized balance of origination costs associated with in-place leases at December 31, 2011 will be charged to amortization expense through 2027 as follows (amounts in thousands):

2012	$930
2013	928
2014	916
2015	908
2016	830
Thereafter	4,233

Total	$8,745

Pro Forma Financial Information (unaudited)

        During the period January 1, 2009 through December 31, 2010, the Company acquired 14 properties for a total purchase price of approximately $72,300,000, sold five properties and conveyed to the mortgagee by deeds-in-lieu of foreclosure five properties (as discussed in Note 4). The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for 2010 and 2009, as if all properties acquired, sold and conveyed to the mortgagee were completed as of January 1, 2009. The total acquisition costs of $1,069,000 (including $59,000 paid in 2009) paid in connection with the 2010 purchases are included below as a reduction of net income in the 2009 period. This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 3—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

been had the acquisitions, sales and conveyed properties occurred as of January 1, 2009, nor does it purport to predict the results of operations for future periods. (Amounts in thousands, except per share data.)

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

        This pro forma information does not include 2011 acquisitions as such acquisitions were determined not to be material in the aggregate.

Minimum Future Rentals

        The minimum future contractual rentals (without taking into consideration straight-line rent or amortization of intangibles) to be received over the next five years and thereafter on the operating leases in effect at December 31, 2011 are as follows (amounts in thousands):

2012	$45,153
2013	44,772
2014	41,922
2015	37,848
2016	36,035
Thereafter	205,567

Total	$411,297

        Included in the minimum future rentals are rentals from one property pursuant to a long term ground lease from the fee owner. The Company pays annual fixed leasehold rent of $296,875 through July 2014 with 25% increases every five years through March 3, 2020 and the Company has a right to extend the lease for up to five 5-year and one seven month renewal options.

        Except for one vacant property, the rental properties owned at December 31, 2011 are leased under noncancellable operating leases with current expirations ranging from 2012 to 2038, with certain tenant renewal rights. Substantially all lease agreements are net lease arrangements which require the

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 3—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

tenant to pay rent and substantially all the expenses of the leased property including maintenance, taxes, utilities and insurance. For certain properties, the tenants pay the Company, in addition to the base rent, their pro rata share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.

Unbilled Rent Receivable

        At December 31, 2011 and 2010, the Company recorded an unbilled rent receivable aggregating $12,567,000 and $11,149,000, respectively, excluding $101,000 classified as assets related to property held for sale at December 31, 2010, representing rent reported on a straight-line basis in excess of rental payments required under the term of the respective leases. This amount is to be billed and received pursuant to the lease terms during the next 19 years.

        During 2011, the Company wrote off $118,000 of unbilled "straight-line" rent receivable, relating to a property sold during 2011. During 2010, the Company wrote off or recorded accelerated amortization of $1,152,000 of unbilled "straight-line" rent receivable, which includes $149,000 relating to a property sold during 2010 and $1,003,000 relating to Robb & Stucky. During 2009, the Company wrote-off or recorded accelerated amortization of $1,545,000 of unbilled "straight-line" rent receivable.

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

NOTE 4—DISCONTINUED OPERATIONS AND PROPERTIES HELD FOR SALE

        Discontinued operations include real estate investments sold in 2011, 2010 and 2009, as well as real estate investments conveyed in July 2009 to a mortgagee by deeds-in-lieu of foreclosure. These operations were previously reclassified to discontinued operations in all periods presented. The related assets sold in 2011 were also previously reclassified to assets held for sale as of December 31, 2010.

        Real estate investments are classified as held for sale when management has determined that it has met the criteria established under GAAP. Real estate investments which are held for sale are not depreciated and their operations are included in a separate component of income on the consolidated statements of income under the caption Discontinued Operations.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 4—DISCONTINUED OPERATIONS AND PROPERTIES HELD FOR SALE (Continued)

Sales of Properties

        During 2011, the Company sold a property, leased to Office Depot and located in California, to an unrelated party for $11,544,000, net of closing costs, and realized a gain of approximately $932,000, which is included in net gain on sales in discontinued operations in the results of operations for 2011. The net book value of the property, including related assets of $808,000, was $10,678,000 at December 31, 2010 and is included in property held for sale on the accompanying balance sheet.

        During 2010, the Company sold to unrelated parties, two properties in separate transactions, for an aggregate of approximately $4,100,000, net of closing costs, and realized an aggregate gain of $235,000, which is included in net gain on sales in discontinued operations in the results of operations for 2010.

        In February 2009, the Company entered into a lease termination agreement with a retail tenant of a Texas property that had been paying its rent on a current basis, but had vacated the property in 2006. Pursuant to the agreement, the tenant paid the Company $400,000 as consideration for the lease termination. On March 5, 2009, the Company sold this property for $1,900,000 and recorded an impairment charge of $229,000 to recognize the loss. This is in addition to an impairment charge of $752,000 taken in 2008. The related property income and expenses, including the 2009 impairment charge and the lease termination fee, are included in discontinued operations.

        In October 2009, in unrelated transactions, the Company sold two properties for an aggregate of $31,788,000, resulting in gains totaling $5,757,000, which are included in net gain on sales in discontinued operations in the results of operations. The Company incurred a $492,000 fee for terminating the interest rate swap agreement relating to the mortgage debt on one of these properties.

        The following summarizes the components of income from discontinued operations (amounts in thousands):

	Year Ended December 31,
	2011	2010	2009
Rental income	$342	$1,243	$4,530

Depreciation and amortization	63	225	805
Real estate expenses	2	8	288
Interest expense	—	125	1,555

Total expenses	65	358	2,648

Income from operations	277	885	1,882
Impairment charge	—	—	(229)
Gain on troubled mortgage restructuring, as a result of conveyance to mortgagee(a)	—	—	897
Net gain on sales	932	235	5,757

Income from discontinued operations	$1,209	$1,120	$8,307

(a)
A retail tenant that previously leased five properties from the Company filed for protection under Federal bankruptcy law in November 2008. These five properties were

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 4—DISCONTINUED OPERATIONS AND PROPERTIES HELD FOR SALE (Continued)

  secured by non-recourse cross-collateralized mortgages with an outstanding balance of $8,706. In July 2009, these properties were conveyed to the mortgagee by deeds-in-lieu of foreclosure and the Company was released from all obligations thereunder. The gain was based on the excess of the carrying amount of the mortgages over the fair value of the five properties transferred.

  NOTE 5—INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

          The Company's five unconsolidated joint ventures each own and operate one property, including a joint venture which was organized to acquire a retail property in March 2011 for a total purchase price of $3,200,000. At December 31, 2011 and 2010, the Company's equity investment in unconsolidated joint ventures totaled $5,093,000 and $4,777,000, respectively. In addition to the gain on disposition of real estate of $107,000 for 2010, the unconsolidated joint ventures contributed $350,000, $446,000 and $559,000 in equity earnings for 2011, 2010 and 2009, respectively.

          In April 2010, one of the Company's unconsolidated joint ventures sold its only property for $3,171,000, net of closing costs. The sale resulted in a gain to the Company of $107,000.

  NOTE 6—DEBT OBLIGATIONS

  Mortgages Payable

          At December 31, 2011, there were 38 outstanding mortgages payable, all of which are secured by first liens on individual real estate investments with an aggregate carrying value before accumulated depreciation of $339,326,000. The mortgage payments bear interest at fixed rates ranging from 4.5% to 8.8%, and mature between 2012 and 2037. The weighted average interest rate was 6.10% and 6.29% at December 31, 2011 and 2010, respectively.

          Scheduled principal repayments during the next five years and thereafter are as follows (amounts in thousands):

Year Ending December 31,
2012	$33,499	(a)
2013	9,788
2014	36,071
2015	24,719
2016	29,153
Thereafter	72,619

Total	$205,849

(a)
Includes one loan with a principal balance of $23,300 and a maturity date of September 1, 2012. This loan is secured and cross-collateralized by mortgages on 11 retail furniture store properties that are covered by one master lease which expires August 2022.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 6—DEBT OBLIGATIONS (Continued)

Line of Credit

        On January 6, 2011, the Company entered into an amendment of its credit facility with VNB New York Corp., Bank Leumi USA, Israel Discount Bank of New York and Manufacturer's & Trader's Trust Company, which, among other things, increased the Company's borrowing capacity by $15,000,000 to $55,000,000 and extended the maturity of this facility by one year to March 31, 2013. The interest rate thereon is the greater of (i) 90 day LIBOR plus 3% (3.58% at December 30, 2011), and (ii) 5.5% per annum, effective August 5, 2011, as a result of an additional amendment (was 6% per annum through August 5, 2011), and there is an unused facility fee of .25% per annum. In connection with the January 2011 amendment, the Company incurred a $350,000 commitment fee which is being amortized over the remaining term of the facility. At December 31, 2011, $20,000,000 was outstanding under the facility and at March 12, 2012, $27,100,000 was outstanding.

        The terms of the credit facility include certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, minimum amount of tangible net worth, minimum amount of debt service coverage, minimum amount of fixed charge coverage, maximum amount of debt to value, minimum level of net income, certain investment limitations and minimum value of unencumbered properties and number of such properties. The Company was in compliance with all covenants at December 31, 2011.

        The facility is guaranteed by specified subsidiaries of the Company and secured by stock or membership interests in certain subsidiaries. The facility is available to pay off existing mortgages, to fund the acquisition of additional properties, and for any other purpose, provided, if used for a purpose other than a property acquisition or mortgage repayment, it will not exceed the lesser of $6,000,000 or 15% of the permitted borrowing base, as defined. Net proceeds received from the sale or refinancing of properties are required to be used to repay amounts outstanding under the facility if proceeds from the facility were used to purchase or refinance the property. In addition, the net proceeds from the mortgage of any unencumbered property are also required to be used to repay amounts outstanding under the facility.

NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Not Measured at Fair Value

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which adjustments to measure at fair value are not reported:

        Cash and cash equivalents:    The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

        Mortgages payable:    At December 31, 2011, the $216,792,000 estimated fair value of the Company's mortgages payable is more than their carrying value by approximately $10,943,000, assuming a blended market interest rate of 4.5% based on a 4.75 year weighted average remaining term of the mortgages.

        Line of credit:    The $20,000,000 carrying amount of the Company's line of credit approximates its fair value at December 31, 2011.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

        The fair value of the Company's available-for-sale securities and derivative financial instrument was determined using the following inputs as of December 31, 2011 (amounts in thousands):

		Fair Value Measurements Using Fair Value Hierarchy
	Carrying and Fair Value
		Level 1	Level 2
Financial assets:
Available-for-sale securities:
Equity securities	$631	$631	$—
Financial liabilities:
Derivative financial instrument	923	—	923

Available-for-sale securities

        The Company's available-for-sale securities have a total cost of $514,000, after recognizing an other-than-temporary impairment charge of $126,000 in 2011. At December 31, 2011, unrealized gains on such securities were $119,000 and unrealized losses were $2,000. The aggregate net unrealized gain of $117,000 is included in accumulated other comprehensive income on the balance sheet. Fair values are approximated on current market quotes from financial sources that track such securities. All of the available-for-sale securities in an unrealized loss position are equity securities and amounts are not considered to be an other-than-temporary impairment (other than the securities that the Company recorded a $126,000 impairment charge) because the Company expects the value of these securities to recover and plans on holding them until at least such recovery.

        During 2010, the Company sold three corporate bonds for total gross proceeds of $2,356,000 and recognized a total gain of $149,000. At December 31, 2009, the total unrealized gain on these bonds was $186,000 which was included in accumulated other comprehensive income on the balance sheet.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Derivative financial instruments

        Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. At December 31, 2011, these derivatives are included in other liabilities on the consolidated balance sheet.

        Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparty. However, as of December 31, 2011, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuation is classified in Level 2 of the fair value hierarchy. Additionally, based on the rates in effect as of December 31, 2011, if a counterparty were to default, the Company would receive a net interest benefit.

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS

        As of December 31, 2011, the Company had the following outstanding interest rate derivatives, all of which were designated as cash flow hedges of interest rate risk (amounts in thousands):

Interest Rate Derivative	Notional Amount	Fixed Interest Rate	Maturity Date
Interest Rate Swap	$9,288	6.50%	December 2014
Interest Rate Swap	$4,410	5.75%	November 2020
Interest Rate Swap	$3,972	4.75%	August 2016
Interest Rate Swap	$2,200	4.50%	April 2016

        The following table presents the fair value of the Company's interest rate derivatives designated as hedging instruments for the periods presented (amounts in thousands):

Asset Derivatives As of December 31,				Liability Derivatives As of December 31,
2011		2010		2011		2010
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Other Assets	$0	Other Assets	$126	Other Liabilities	$923	Other Liabilities	$302

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The following table presents the effect of the Company's interest rate derivatives that were designated as cash flow hedges on the consolidated statement of income for the periods presented (amounts in thousands):

	Years Ended December 31,
	2011	2010	2009
Amount of (loss) recognized on derivative in Other Comprehensive Income	$(1,098)	$(523)	$(24)
Amount of (loss) reclassified from Accumulated Other Comprehensive Income into Interest Expense	$(351)	$(236)	$(135)

        During 2009, the Company recorded an $111,000 gain on hedge ineffectiveness attributable to the late designation of one of the Company's interest rate swaps which was recorded as a reduction of interest expense. During 2011 and 2010, the Company did not record any ineffectiveness. In addition, during 2009 the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the Company's termination of the loan agreement on this interest rate swap due to the sale of the mortgaged property. The accelerated amount was a gain of $63,000 reclassified out of other comprehensive income into earnings as a reduction to interest expense. There were no accelerated amounts recorded during 2011 or 2010. The Company estimates that in 2012 an additional $339,000 will be reclassified from other comprehensive income as an increase to interest expense.

        The following table presents the effect of the Company's interest rate derivative that was not designated as a cash flow hedge on the consolidated statement of income for 2009 (amounts in thousands):

Derivative Not Designated As Hedging Instrument	Location of Gain Recognized in Income on Derivative	Gain Recognized on Derivative
Interest Rate Swap	Interest Expense	$201

        The interest rate derivative agreements in effect at December 31, 2011 provide that if the wholly-owned subsidiary of the Company which is a party to the agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary's derivative obligation. In addition, the Company is a party to one of the derivative agreements and if the subsidiary defaults on the loan subject to the derivative agreement to which the Company is a party, the Company could be held liable for interest rate swap breakage losses, if any.

        As of December 31, 2011, the fair value of the interest rate derivatives in a liability position including accrued interest but excluding any adjustments for nonperformance risk was approximately $999,000. If the Company breaches the derivative contracts, it could be required to settle its obligations thereunder at their termination liability value of $999,000.

        Two of the Company's unconsolidated joint ventures, in which a wholly owned subsidiary of the Company is a 50% partner, had an interest rate derivative outstanding at December 31, 2011 with a notional amount of $3,952,000. The interest rate derivative, which was entered into in March 2011, has an interest rate of 5.81% and matures in April 2018. The Company's 50% share of the interest rate derivative is $1,976,000 and its 50% share of the value is $(182,000) as of December 31, 2011 and is included in "Investment in Unconsolidated Joint Ventures" on the Company's balance sheet. The

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Company's 50% share of loss recognized in other comprehensive income was $225,000 for 2011 and the amount of loss reclassified from accumulated other comprehensive income into equity in earnings of unconsolidated joint ventures was $43,000 for 2011.

NOTE 9—RELATED PARTY TRANSACTIONS

        At December 31, 2011 and 2010, Gould Investors L.P. ("Gould"), a related party, owned 1,450,670 and 1,346,275 shares of the outstanding common stock of the Company or approximately 10% and 11.7%, respectively. During 2011, Gould purchased 104,395 shares of the Company's stock through the Company's dividend reinvestment plan. During 2010, Gould purchased 5,700 shares of the Company's stock in the open market, purchased 45,029 shares of the Company's stock through the Company's dividend reinvestment plan and received 27,325 shares of the Company's stock in connection with the stock dividend paid in January 2010.

        Effective as of January 1, 2007, the Company entered into a compensation and services agreement with Majestic Property Management Corp. ("Majestic"), a company wholly-owned by our Chairman and in which certain of the Company's executive officers are officers and from which they receive compensation. Under the terms of the agreement, Majestic assumed the Company's obligations to make payments to Gould (and other affiliated entities) under a shared services agreement and agreed to provide to the Company the services of all affiliated executive, administrative, legal, accounting and clerical personnel that the Company had previously used on an as needed, part time basis and for which the Company had reimbursed an allocated portion of the payroll expenses of such personnel in accordance with the shared services agreement. Commencing January 1, 2007, the Company no longer incurs any allocated expenses. Under the terms of the compensation and services agreement, Majestic (or its affiliates) continues to provide to the Company certain property management services (including construction supervisory services), property acquisition, sales and leasing services and mortgage brokerage services that it has provided to the Company in the past, some of which were capitalized, deferred or reduced net sales proceeds in prior years. The Company does not incur any fees or expenses for such services except for the annual fees described below.

        In consideration for providing to the Company the services described above, the Company paid Majestic an annual fee of $2,725,000, $2,225,000 and $2,025,000 in 2011, 2010 and 2009, respectively, in equal monthly installments. Majestic credits against the fee payments due to it under the agreement any management or other fees received by it from any joint venture in which the Company is a joint venture partner (exclusive of fees paid by the tenant in common on a property located in Los Angeles, California). The agreement also provides for an additional payment to Majestic of $175,000 in 2011, 2010 and 2009 for the Company's share of all direct office expenses, such as rent, telephone, postage, computer services and internet usage, previously allocated to the Company under the shared services agreement. The annual payments the Company makes to Majestic is negotiated each year by the Company and Majestic, and is approved by the Company's independent directors. The Company also agreed to pay the Company's Chairman $250,000 per annum effective January 2007 and to pay the Company's Vice Chairman $100,000 per annum effective January 2011.

        On September 13, 2011, the independent members of the Company's Board of Directors authorized a $500,000 increase (effective January 1, 2011) from $2,400,000 to $2,900,000 in the compensation and services agreement with Majestic. In June 2011, a compensation consultant was

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 9—RELATED PARTY TRANSACTIONS (Continued)

engaged to prepare a "Compensation and Total Costs Analysis" report. The results of this report were utilized to evaluate the $500,000 increase.

        Executive officers and others providing services under the compensation and services agreement also receive awards of shares of restricted stock and restricted stock units under the Company's stock incentive plans. In addition, certain executive officers received awards under the Company's Pay-for-Performance Plan. These plans are described in Note 10. The costs of the plans charged to the Company's operations applicable to the executive officers and others providing services under the compensation and services agreement amounted to $603,000, $553,000 and $546,000 in 2011, 2010, and 2009, respectively.

        In addition to its share of rent included in the $175,000 payment to Majestic, the Company also leases under a direct lease with a subsidiary of Gould approximately 1,200 square feet of additional space in the same building at an annual rent of $47,000, $45,000 and $44,000 in 2011, 2010 and 2009, respectively.

        Except for the property management costs described above, the fees paid under the compensation and services agreement, the chairman and vice-chairman fees and the rent expense are included in general and administrative expense in 2011, 2010 and 2009.

NOTE 10—STOCKHOLDERS' EQUITY

Stock Based Compensation

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

        On September 14, 2010, the Board of Directors approved a Pay-For-Performance Program under the Company's 2009 Incentive Plan and awarded 200,000 performance share awards in the form of restricted stock units (the "Units"), half of which were awarded to full time employees of the Company. The other half were awarded to part time officers of the Company who are compensated through the compensation and services agreement, some of whom are also officers of Majestic Property Management Corp. The holders of Units are not entitled to dividends or to vote the underlying shares until the Units vest and shares are issued. Accordingly, for accounting purposes, the shares underlying

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 10—STOCKHOLDERS' EQUITY (Continued)

the Units are not included in the shares shown as outstanding on the balance sheet. If the defined performance criteria are satisfied in full at June 30, 2017, one share of the Company's common stock will vest and be issued for each Unit outstanding and a pro-rata portion of the Units will vest and be issued if the performance criteria fall between defined ranges. In the event that the performance criteria are not satisfied in whole or in part at June 30, 2017, the unvested Units will be forfeited and no shares of the Company's common stock will be issued for those Units. For the awards which vest based on total stockholder return, a third party appraiser prepared a Monte Carlo simulation pricing model to determine the fair value. For the awards which vest based on return on capital, the fair value is based on the market value on the date of grant. Expense is not recognized on the Units which the Company does not expect to vest as a result of service conditions or the Company's performance expectations. The average per Unit grant price of the 200,000 units granted is $11.74. The total amount recorded as deferred compensation is $554,000 and is being charged to general and administrative expense over the approximate seven year vesting period. The deferred compensation expense to be recognized is net of certain forfeiture and performance assumptions (which are re-evaluated quarterly). No Units were forfeited or vested during 2011 and 2010.

        Through December 31, 2011, a total of 416,910 and 274,100 stock awards were issued pursuant to the Company's 2009 and 2003 Stock Incentive Plans, respectively. Under the 2009 Incentive Plan, 183,090 shares remain available for grant. No additional shares may be granted under the 2003 Incentive Plan. As of December 31, 2011, there were approximately $2,389,000 of total compensation costs related to nonvested awards that have not yet been recognized, including $448,000 related to the Pay-for-Performance Program (net of forfeiture and performance assumptions which are re-evaluated quarterly). These compensation costs will be charged to general and administrative expense over the remaining respective vesting periods. The weighted average vesting period is approximately 3.5 years.

        As of December 31, 2011, 2010 and 2009 there were no options outstanding under the 2009 and 2003 Incentive Plans.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 10—STOCKHOLDERS' EQUITY (Continued)

        The following is a summary of the activity of the incentive plans:

	Years Ended December 31,
	2011	2010	2009
Restricted share grants	74,040	875	175,025 (a)
Average per share grant price	$16.19	$14.64	$7.00
Recorded as deferred compensation	$1,199,000	$13,000	$1,225,000
Non-vested shares:
Non-vested beginning of period	320,940	357,925	213,625
Grants	74,040	875	175,025
Vested during period	(46,450)	(36,050)	(30,675)
Forfeitures	(145)	(1,810)	(50)

Non-vested end of period	348,385	320,940	357,925

Average per share value of non-vested shares (based on grant price)	$12.96	$13.33	$13.90

Value of shares vested during the year (based on grant price)	$960,000	$687,000	$602,000

Average value of shares forfeited (based on grant price)	$11.03	$13.62	$24.50

Total charge to operations:
Outstanding restricted stock grants	$930,000	$889,000	$853,000
Outstanding restricted stock units	79,000	26,000	—

	$1,009,000	$915,000	$853,000

(a)
Of these 175,025 shares, 72,275 shares were awarded effective February 26, 2010, but were considered granted in December 2009 pursuant to GAAP, because the grants were approved by the Company's board of directors and communicated to the grantees in December 2009. The balance of 102,750 shares were awarded and effective in 2009.

Common Stock Dividend Distributions

        In 2011 and 2010, the Company declared an aggregate $1.32 and $1.23 per share in cash distributions. In 2009, the Company declared an aggregate $.08 and $.80 per share in cash and stock distributions, respectively.

Distribution Reinvestment Plan

        In June 2010, the Company reinstated its Dividend Reinvestment Plan (the "Plan"). The Plan provides stockholders with the opportunity to reinvest all, or a portion of, their cash dividends paid on the Company's common stock in additional shares of its common stock, at a discount of up to 5% from the market price. The discount is determined in the Company's sole discretion. The Company is

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 10—STOCKHOLDERS' EQUITY (Continued)

currently offering a 5% discount from market, the same discount which was in place at the time of the suspension of the Plan in December 2008. The Company issued 254,502 and 81,154 common shares under the Plan during 2011 and 2010, respectively.

Public Offering

        On February 11, 2011, the Company sold 2,700,000 shares of its common stock and received net proceeds of approximately $40,569,000. The proceeds were used to repay two mortgages in aggregate amount of $7,700,000 having a weighted average interest rate of 7.9%, to reduce the amount outstanding under the line of credit by $26,200,000, to purchase a property in March 2011 for $2,325,000 and for general corporate purposes.

NOTE 11—GAIN ON SETTLEMENT OF DEBT

        In June 2011, the Company paid off the $8,893,000 principal balance of the mortgage secured by the property previously leased to Robb & Stucky with a payment of $7,634,000. The $1,240,000 gain on settlement of debt is net of a $19,000 write off of the remaining balance of related deferred mortgage costs. The property was tested for impairment in June 2011 and it was determined that no charge was required. No additional indicators of impairment have been identified.

NOTE 12—INCOME FROM SETTLEMENT WITH FORMER PRESIDENT

        In 2009, the Company settled its civil suit against the Company's former president and chief executive officer (who resigned in July 2005 following the discovery of inappropriate financial dealings). The income from this settlement aggregated $951,000.

NOTE 13—COMMITMENTS AND CONTINGENCIES

        The Company maintains a non-contributory defined contribution pension plan covering eligible employees. Contributions by the Company are made through a money purchase plan, based upon a percent of qualified employees' total salary as defined. Pension expense approximated $119,000, $114,000 and $114,000 for 2011, 2010 and 2009, respectively.

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 14—INCOME TAXES

        The Company elected to be taxed as a REIT under the Internal Revenue Code, commencing with its taxable year ended December 31, 1983. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its stockholders. It is management's current intention to adhere to these requirements and maintain the Company's REIT status. As a REIT, the Company generally will not be subject to corporate level federal, state and local income tax on taxable income it distributes currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal, state and local income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even though the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income.

        Included in general and administrative expenses for 2011, 2010 and 2009 are state tax expense of $168,000, $193,000 and $178,000, respectively.

Reconciliation between Financial Statement Net Income and Federal Taxable Income:

        The following unaudited table reconciles financial statement net income to federal taxable income for the years indicated (amounts in thousands):

	2011 Estimate	2010 Actual	2009 Actual
Net income	$13,724	$9,306	$19,641
Straight line rent adjustments	(1,434)	(693)	(1,176)
Financial statement gain on sale in excess of tax gain(a)	(61)	557	(9,620)
Rent received in advance, net	(78)	205	299
Financial statement adjustment for above/below market leases	37	(442)	23
Non-deductible portion of restricted stock expense	300	249	741
Financial statement adjustment of fair value of derivative	—	—	(650)
Financial statement depreciation in excess of tax depreciation	1,176	1,051	626
Property acquisition costs—capitalize for tax purposes	213	1,010	59
Other adjustments	(474)	542	600

Federal taxable income	$13,403	$11,785	$10,543

(a)
For 2009, amount includes (i) $5,021 GAAP gain on sale of real estate which was deferred for federal tax purposes in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended and (ii) financial statement impairment charges of $5,983, which were recorded during the year ended December 31, 2008 relating to four properties that were disposed of in 2009.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 14—INCOME TAXES (Continued)

Reconciliation between Cash Dividends Paid and Dividends Paid Deduction:

        The following unaudited table reconciles cash dividends paid with the dividends paid deduction for the years indicated (amounts in thousands):

	2011 Estimate	2010 Actual	2009 Actual
Dividends paid(a)	$14,748	$14,123	$9,416
Dividend reinvestment plan(b)	153	108	—

	14,901	14,231	9,416
Less: Spillover dividends designated to previous year	(1,448)	(3,844)	(2,667)
Plus: Dividends designated from following year	—	1,448	3,844

Dividends paid deduction(c)	$13,453	$11,835	$10,593

(a)
In 2009, the quarterly dividends on the Company's common stock of $.22 per share were paid in cash and/or common stock of the Company.

(b)
Amount reflects the 5% discount on common stock purchased through the dividend reinvestment plan which was suspended in December 2008 and reinstated in June 2010.

(c)
Dividends paid deduction is slightly higher than federal taxable income in 2011, 2010 and 2009 to account for adjustments made to federal taxable income as a result of the impact of the alternative minimum tax.

NOTE 15—SUBSEQUENT EVENTS

        On January 16, 2012, 109,450 shares were issued as restricted share grants having an aggregate value of approximately $1,836,000.

        In February 2012, the Company entered into a joint venture with an affiliate of Trammel Crow Company pursuant to which the venture contemplates redeveloping a 6.2 acre site in Plano, Texas (formerly tenanted by a retail furniture operator that filed for bankruptcy protection in February 2011 and currently tenanted by another retail furniture operator under a short term lease) into up to two Class A office buildings. The Company contributed this property, with a net book value at December 31, 2011 of $11,758,000, to the joint venture in exchange for a 90% equity interest therein and Trammel Crow Company contributed $1,500,000 in exchange for its 10% equity interest therein. The redevelopment of this property is subject to, among other things, obtaining various approvals, the necessary equity and debt financing and sufficient tenant commitments.

        On March 5, 2012, the Board of Directors declared a quarterly cash dividend of $.33 per share on the Company's common stock, totaling $4,861,000. The quarterly dividend is payable on April 2, 2012 to stockholders of record on March 20, 2012.

        In March 2012, the Company's consolidated joint venture entered into a loan agreement pursuant to which it may borrow up to $7,045,750. The loan is secured by the Cherry Hill, New Jersey property that was acquired in October 2011. A total of $3,445,750 is allocated under the loan for construction at

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 15—SUBSEQUENT EVENTS (Continued)

the property, of which $820,875 was immediately borrowed and funded to the tenant for tenant improvements and $3,600,000 was borrowed to reimburse partially the joint venture for the acquisition of the property. A balance of $2,624,750 is available to be borrowed for construction at the property. The loan matures in 2022 and bears interest at a floating rate equal to the one-month LIBOR plus 300 basis points with certain rights to fix the rate in the future.

        In March 2012, the Company acquired three Applebee's restaurant locations in the Atlanta, Georgia area. The three properties are all subject to individual long term net leases. The purchase price of approximately $8,600,000 was paid in cash.

NOTE 16—QUARTERLY FINANCIAL DATA (Unaudited):

(In Thousands, Except Per Share Data)

	Quarter Ended
					Total For Year
2011	March 31	June 30	Sept. 30	Dec. 31
Rental revenues as previously reported	$11,325	$11,241	$11,151	$11,746	$45,463
Revenues from discontinued operations(a)	(223)	—	—	—	(223)

Revenues	$11,102	$11,241	$11,151	$11,746	$45,240

Income from continuing operations(b)	$2,552	$4,113	$2,765	$3,085	$12,515
Income from discontinued operations(b)	180	1,029	—	—	1,209

Net income	$2,732	$5,142	$2,765	$3,085	$13,724

Weighted average number of common shares outstanding:
Basic:	13,117	14,078	14,143	14,210	13,801

Diluted:	13,117	14,178	14,143	14,310	13,851

Basic:
Income from continuing operations(b)	$.20	$.29	$.19	$.21	$.87	(c)
Income from discontinued operations(b)	.01	.07	—	—	.09	(c)

Net income	$.21	$.36	$.19	$.21	$.96	(c)

Diluted:
Income from continuing operations(b)	$.20	$.28	$.19	$.21	$.87	(c)
Income from discontinued operations(b)	.01	.07	—	—	.09	(c)

Net income	$.21	$.35	$.19	$.21	$.96	(c)

(a)
Represents revenues from discontinued operations which were previously included in rental revenues as previously reported.

(b)
Amounts have been adjusted to give effect to discontinued operations.

(c)
Calculated on weighted average shares outstanding for the year.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

NOTE 16—QUARTERLY FINANCIAL DATA (Unaudited): (Continued)

	Quarter Ended
					Total For Year
2010	March 31	June 30	Sept. 30	Dec. 31
Rental revenues as previously reported	$9,979	$10,545	$10,688	$10,660	$41,872
Revenues from discontinued operations(d)	(222)	(222)	(222)	(222)	(888)

Revenues	$9,757	$10,323	$10,466	$10,438	$40,984

Income from continuing operations(e)	$2,187	$2,147	$2,392	$1,460	$8,186
Income from discontinued operations(e)	234	252	454	180	1,120

Net income	$2,421	$2,399	$2,846	$1,640	$9,306

Weighted average number of common shares outstanding:
Basic:	11,395	11,453	11,481	11,531	11,465

Diluted:	11,453	11,453	11,518	11,631	11,510

Basic:
Income from continuing operations(e)	$.19	$.19	$.21	$.12	$.71	(f)
Income from discontinued operations(e)	.02	.02	.04	.02	.10	(f)

Net income	$.21	$.21	$.25	$.14	$.81	(f)

Diluted:
Income from continuing operations(e)	$.19	$.19	$.21	$.12	$.71	(f)
Income from discontinued operations(e)	.02	.02	.04	.02	.10	(f)

Net income	$.21	$.21	$.25	$.14	$.81	(f)

(d)
Represents revenues from discontinued operations which were previously included in rental revenues as previously reported.

(e)
Amounts have been adjusted to give effect to discontinued operations.

(f)
Calculated on weighted average shares outstanding for the year.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Schedule III—Consolidated Real Estate and Accumulated Depreciation
December 31, 2011
(Amounts in Thousands)

		Initial Cost To Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2011
			Buildings and Improvements			Buildings and Improvements		Accumulated Depreciation(4)	Date of Construction	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Apartment Building
New York, NY	$6,970	$1,110	$4,439	$—	$1,110	$4,439	$5,549	$2,832	1910	1994
Flex
Hauppauge, NY	9,288	1,952	10,954	—	1,952	10,954	12,906	3,024	1982	2000
Ronkonkoma, NY	3,973	1,042	4,171	1,033	1,042	5,204	6,246	1,273	1986	2000
Health Clubs
Tucker, GA	5,293	807	3,027	3,126	807	6,153	6,960	1,260	1988	2002
Grand Rapids, MI	2,166	912	3,649	—	912	3,649	4,561	1,038	1972	2000
Grand Rapids, MI	1,134	513	2,053	—	513	2,053	2,566	584	1968	2000
Hamilton, OH	—	1,483	5,953	—	1,483	5,953	7,436	64	2008	2011
Industrial
West Palm Beach, FL	—	181	724	—	181	724	905	239	1973	1998
Baltimore, MD(3)	22,124	6,474	25,282	—	6,474	25,282	31,756	3,187	1960	2006
Saco, ME	3,473	1,027	3,623	—	1,027	3,623	4,650	517	2001	2006
Durham, NC	2,200	1,043	2,244	160	1,043	2,404	3,447	33	1991	2011
Melville, NY	2,018	774	3,029	748	774	3,777	4,551	704	1982	2003
New Hyde Park, NY	—	182	728	33	182	761	943	235	1960	1999
New Hyde Park, NY	—	197	788	187	197	975	1,172	263	1954	1999
Columbus, OH	—	435	1,703	—	435	1,703	2,138	479	1979	1995
Philadelphia, PA	5,391	1,981	7,668	—	1,981	7,668	9,649	1,318	1964	2005
Office
Los Angeles, CA	7,912	2,157	8,240	72	2,157	8,312	10,469	1,746	1960	2003
Parsippany, NJ	14,768	6,055	23,300	1,750	6,055	25,050	31,105	3,749	1997	2005
Brooklyn, NY	6,285	1,381	5,447	2,565	1,381	8,012	9,393	2,376	1973	1998
Retail
Denver, CO	3,258	780	3,247	413	780	3,660	4,440	1,323	1995	1996
West Hartford, CT	—	2,881	94	—	2,881	94	2,975	9	N/A	2010
West Hartford, CT	12,908	9,296	5,071	—	9,296	5,071	14,367	176	2005	2010

		Initial Cost To Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2011
			Buildings and Improvements			Buildings and Improvements		Accumulated Depreciation(4)	Date of Construction	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail—Continued
Newark, DE	—	935	3,643	—	935	3,643	4,578	763	1996	2003
Ft. Myers, FL	3,308	1,013	4,054	—	1,013	4,054	5,067	1,533	1995	1996
Miami Springs, FL(1)	—	3,430	2,280	—	3,430	2,280	5,710	188	1993	2008
Naples, FL	—	3,070	2,846	—	3,070	2,846	5,916	234	1992	2008
Pensacola, FL(1)	—	1,043	2,911	—	1,043	2,911	3,954	240	1971	2008
Athens, GA(1)	2,953	1,130	4,340	—	1,130	4,340	5,470	827	2003	2004
Atlanta, GA	1,689	803	3,211	—	803	3,211	4,014	1,234	1994	1996
Duluth, GA(2)	1,764	778	3,436	—	778	3,436	4,214	490	1987	2006
Fayetteville, GA(2)	2,211	976	4,308	—	976	4,308	5,284	615	1987	2006
Kennesaw, GA(1)	—	1,501	4,349	—	1,501	4,349	5,850	358	1995	2008
Bolingbrook, IL	—	834	1,887	—	834	1,887	2,721	37	2001	2011
Champaign, IL	1,973	791	3,165	274	791	3,439	4,230	1,031	1985	1999
Chicago, IL(1)	—	3,877	2,256	—	3,877	2,256	6,133	186	1994	2008
Crystal Lake, IL	2,095	615	1,899	—	615	1,899	2,514	18	1997	2011
Gurnee, IL	2,537	834	3,635	—	834	3,635	4,469	481	1994	2006
Niles, IL	3,445	843	3,485	—	843	3,485	4,328	29	1995	2011
Wichita, KS(2)	2,693	1,189	5,248	—	1,189	5,248	6,437	749	1996	2006
Lexington, KY(2)	1,813	800	3,532	—	800	3,532	4,332	504	1999	2006
Bastrop, LA	1,048	378	1,465	—	378	1,465	1,843	188	1995	2006
Kentwood, LA	1,020	368	1,425	—	368	1,425	1,793	183	1995	2006
Lake Charles, LA(1)	2,751	1,167	4,669	—	1,167	4,669	5,836	1,085	1998	2002
Monroe, LA	1,048	378	1,465	—	378	1,465	1,843	188	1995	2006
Monroe, LA	1,001	361	1,399	—	361	1,399	1,760	179	1995	2006
Everett, MA	1,337	1,935	—	—	1,935	—	1,935	—	N/A	2008
Hyannis, MA	1,386	802	2,324	—	802	2,324	3,126	230	1998	2008
Marston Mills, MA	593	461	2,313	—	461	2,313	2,774	224	1998	2008
Somerville, MA	2,015	510	1,993	24	510	2,017	2,527	446	1993	2003

		Initial Cost To Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2011
			Buildings and Improvements			Buildings and Improvements		Accumulated Depreciation(4)	Date of Construction	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail—Continued
Kansas City, MO	4,411	2,958	5,691	—	2,958	5,691	8,649	219	2004	2010
D'lberville, MS	1,020	368	1,425	—	368	1,425	1,793	183	1995	2006
Flowood, MS	1,086	392	1,517	—	392	1,517	1,909	194	1995	2006
Vicksburg, MS	992	358	1,385	—	358	1,385	1,743	177	1985	2006
Vicksburg, MS	1,209	436	1,689	—	436	1,689	2,125	216	1995	2006
Cary, NC(1)	—	1,129	3,736	—	1,129	3,736	4,865	307	1995	2008
Cherry Hill, NJ	—	3,584	2,794	281	3,584	3,075	6,659	9	2000	2011
Batavia, NY	—	515	2,061	—	515	2,061	2,576	663	1998	1999
Hauppauge, NY	—	725	2,963	—	725	2,963	3,688	454	1992	2005
Island Park, NY	1,697	1,235	1,355	—	1,235	1,355	2,590	42	1947	2010
Selden, NY	2,382	572	2,287	150	572	2,437	3,009	766	1997	1999
Columbus, OH	—	1,445	5,431	350	1,445	5,781	7,226	2,041	1996	1997
Eugene, OR(1)	—	1,952	2,096	—	1,952	2,096	4,048	172	1994	2008
Gettysburg, PA	—	754	704	—	754	704	1,458	24	1991	2010
Hanover, PA	—	736	686	—	736	686	1,422	24	1992	2010
Monroeville, PA	—	450	863	—	450	863	1,313	35	1994	2010
Palmyra, PA	—	650	650	—	650	650	1,300	24	1981	2010
Reading, PA	—	655	625	—	655	625	1,280	23	1981	2010
Reading, PA	—	618	643	—	618	643	1,261	25	1983	2010
Royersford, PA	17,009	19,538	3,150	—	19,538	3,150	22,688	148	2001	2010
Trexlertown, PA	—	800	439	—	800	439	1,239	15	1994	2010
Bluffton, SC(2)	1,335	589	2,600	—	589	2,600	3,189	371	1994	2006
Knoxville, TN	4,944	2,290	8,855	—	2,290	8,855	11,145	1,725	2003	2004
Amarillo, TX(2)	1,955	863	3,810	—	863	3,810	4,673	544	1996	2006
Austin, TX(2)	3,598	1,587	7,010	—	1,587	7,010	8,597	1,000	2001	2006
El Paso, TX	—	2,821	11,123	321	2,821	11,444	14,265	3,364	1974	2000
El Paso, TX(1)	—	1,035	2,700	—	1,035	2,700	3,735	222	1993	2008

		Initial Cost To Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2011
			Buildings and Improvements			Buildings and Improvements		Accumulated Depreciation(4)	Date of Construction	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail—Continued
Houston, TX	—	396	1,583	—	396	1,583	1,979	536	1997	1998
Houston, TX	2,846	1,962	1,540	—	1,962	1,540	3,502	50	2006	2010
Houston, TX	—	2,002	1,800	—	2,002	1,800	3,802	57	2009	2010
Plano, TX	—	825	3,299	—	825	3,299	4,124	980	1998	2000
Plano, TX	—	2,701	11,425	—	2,701	11,425	14,126	2,368	2000	2003
Rosenberg, TX	—	216	863	—	216	863	1,079	346	1994	1995
Tyler, TX(2)	2,338	1,031	4,554	—	1,031	4,554	5,585	650	2001	2006
Newport News, VA(2)	1,702	751	3,316	—	751	3,316	4,067	473	1995	2006
Richmond, VA(2)	1,965	867	3,829	—	867	3,829	4,696	546	1979	2006
Virginia Beach, VA(2)	1,935	854	3,771	—	854	3,771	4,625	538	1995	2006
Seattle, WA	—	201	189	—	201	189	390	115	1986	1987
Onalaska, WI	—	753	3,099	—	753	3,099	3,852	552	1994	2004
Theater
Greensboro, NC	5,584	—	8,328	—	—	8,328	8,328	3,964	1999	2004

Totals	$205,849	$135,099	$328,856	$11,487	$135,099	$340,343	$475,442	$62,831

Note 1—These nine properties are retail office supply stores net leased to the same tenant, pursuant to separate leases. Seven of these leases contain cross default provisions. They are located in seven states (Florida, Illinois, Louisiana, North Carolina, Texas, Georgia and Oregon).

Note 2—These 11 properties are retail furniture stores covered by one master lease and one loan that is secured by cross—collateralized mortgages. They are located in six states (Georgia, Kansas, Kentucky, South Carolina, Texas and Virginia).

Note 3—Upon purchase of the property in December 2006, a $416,000 rental income reserve was posted by the seller for the Company's benefit, since the property was not producing sufficient rent at the time of acquisition. The Company recorded the receipt of this rental reserve as a reduction to land and building.

Note 4—Depreciation is provided over the estimated useful lives of the buildings and improvements, which range from 3 to 40 years.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Schedule III
Consolidated Real Estate and Accumulated Depreciation

(a)
Reconciliation of "Real Estate and Accumulated Depreciation"

(Amounts In Thousands)

	Year Ended December 31,
	2011		2010	2009
Investment in real estate:
Balance, beginning of year	$445,900		$378,000	$387,595
Addition: Land, buildings and improvements	29,542		67,900	576
Deduction: Cost of property sold	—		—	(10,171)

Balance, end of year	$475,442	(b)	$445,900	$378,000

Accumulated depreciation:
Balance, beginning of year	$54,137		$46,117	$38,389
Addition: Depreciation	8,694		8,152	8,467
Deduction: Accumulated depreciation related to "property held for sale"	—		(132)	(739)

Balance, end of year	$62,831		$54,137	$46,117

(b)
The aggregate cost of the properties is approximately $14,796 lower for federal income tax purposes at December 31, 2011.