Form 10-Q
period 2012-03-31
ONE LIBERTY PROPERTIES INC
filed 2012-05-09
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

As of May 3, 2012, the registrant had 14,787,152 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Real estate investments, at cost
Land	$134,815	$132,398
Buildings and improvements	334,767	328,918
Total real estate investments, at cost	469,582	461,316
Less accumulated depreciation	62,685	60,463
Real estate investments, net	406,897	400,853

Property contributed to joint venture	—	11,842
Investment in unconsolidated joint ventures	17,137	5,093
Cash and cash equivalents	17,197	12,668
Unbilled rent receivable	12,860	12,483
Unamortized intangible lease assets	14,383	11,996
Escrow, deposits and other assets and receivables	3,084	3,252
Investment in BRT Realty Trust at market (related party)	259	235
Unamortized deferred financing costs	2,384	2,314

Total assets	$474,201	$460,736

Liabilities and Equity
Liabilities:
Mortgages and loan payable	$213,252	$205,849
Line of credit	27,100	20,000
Dividends payable	4,862	4,805
Accrued expenses and other liabilities	5,593	5,969
Unamortized intangible lease liabilities	5,065	5,166

Total liabilities	255,872	241,789

Commitments and contingencies	—	—

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized; 14,322 and 14,213 shares issued and outstanding	14,322	14,213
Paid-in capital	190,630	189,486
Accumulated other comprehensive loss	(989)	(1,019)
Accumulated undistributed net income	13,966	15,605
Total One Liberty Properties, Inc. stockholders’ equity	217,929	218,285
Non-controlling interest in joint venture	400	662

Total equity	218,329	218,947

Total liabilities and equity	$474,201	$460,736

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Rental income, net	$11,641	$11,103

Operating expenses:
Depreciation and amortization	2,509	2,325
General and administrative (including $572 and $447, respectively, to related party)	1,890	1,600
Real estate acquisition costs	43	27
Real estate expenses (including $150 in both periods to related party)	686	611
Leasehold rent	77	77
Total operating expenses	5,205	4,640

Operating income	6,436	6,463

Other income and expenses:
Equity in net earnings of unconsolidated joint ventures	69	31
Other income	15	12
Interest:
Expense	(3,416)	(3,641)
Amortization of deferred financing costs	(197)	(313)
Gain on sale of real estate	319	—
Income from continuing operations	3,226	2,552

Income from discontinued operations	—	180
Net income	3,226	2,732
Less net income attributable to non-controlling interest	(3)	—
Net income attributable to One Liberty Properties, Inc.	$3,223	$2,732

Weighted average number of common shares outstanding:
Basic	14,289	13,117
Diluted	14,389	13,117

Per common share attributable to common stockholders - basic:
Income from continuing operations	$.22	$.20
Income from discontinued operations	—	.01
	$.22	$.21

Per common share attributable to common stockholders - diluted:
Income from continuing operations	$.21	$.20
Income from discontinued operations	—	.01
	$.21	$.21

Cash distribution declared per share of common stock	$.33	$.33

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$3,226	$2,732
Other comprehensive income
Net unrealized gain (loss) on available-for-sale securities	30	(79)
Net unrealized gain on derivative instruments	—	131
One Liberty Properties, Inc.’s share of joint venture net unrealized loss on derivative instruments	—	(23)
Other comprehensive income	30	29

Comprehensive income	3,256	2,761
Less: comprehensive income attributable to non-controlling interest	—	—

Comprehensive income attributable to One Liberty Properties, Inc.	$3,256	$2,761

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the three month period ended March 31, 2012 (Unaudited)

and the year ended December 31, 2011

(Amounts in Thousands, Except Per Share Data)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Undistributed Net Income	Non- Controlling Interest in Joint Venture	Total
Balances, January 1, 2011	$11,212	$147,158	$(156)	$20,969	$—	$179,183

Distributions - common stock Cash - $1.32 per share	—	—	—	(19,088)	—	(19,088)
Shares issued in public offering - net of offering costs of $282	2,700	37,869	—	—	—	40,569
Shares issued through dividend reinvestment plan	255	3,496	—	—	—	3,751
Contribution from non-controlling interest	—	—	—	—	666	666
Restricted stock vesting	46	(46)	—	—	—	—
Compensation expense - restricted stock	—	1,009	—	—	—	1,009
Net income	—	—	—	13,724	(4)	13,720
Other comprehensive income	—	—	(863)	—	—	(863)

Balances, December 31, 2011	14,213	189,486	(1,019)	15,605	662	218,947

Distribution - common stock Cash - $.33 per share				(4,862)		(4,862)
Shares issued through dividend reinvestment plan	60	891	—	—	—	951
Contribution from non-controlling interest	—	—	—	—	25	25
Distribution to non-controlling interest	—	—	—	—	(290)	(290)
Restricted stock vesting	49	(49)	—	—	—	—
Compensation expense - restricted stock	—	302	—	—	—	302
Net income	—	—	—	3,223	3	3,226
Other comprehensive income	—	—	30	—	—	30

Balances, March 31, 2012	$14,322	$190,630	$(989)	$13,966	$400	$218,329

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$3,226	$2,732
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate and available-for-sale securities	(328)	—
Increase in rental income from straight-lining of rent	(372)	(339)
Decrease in rental income resulting from bad debt expense	17	311
Decrease in rental income from amortization of intangibles relating to leases	(6)	33
Amortization of restricted stock expense	302	271
Equity in net earnings of unconsolidated joint ventures	(69)	(31)
Distributions of earnings from unconsolidated joint ventures	122	93
Depreciation and amortization	2,509	2,367
Amortization and write off of financing costs	197	313
Changes in assets and liabilities:
Increase in escrow, deposits, other assets and receivables	(230)	(59)
Decrease in accrued expenses and other liabilities	(385)	(433)
Net cash provided by operating activities	4,983	5,258

Cash flows from investing activities:
Purchase of real estate and improvements	(10,989)	(2,613)
Investment in unconsolidated joint ventures	—	(669)
Distributions of return of capital from unconsolidated joint ventures	49	10
Net proceeds from sale of available-for-sale securities	369	—
Net cash used in investing activities	(10,571)	(3,272)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(1,454)	(1,370)
Repayment of mortgages payable	—	(7,668)
Proceeds from mortgage financings	8,857	—
Proceeds from common stock offering, net	—	40,569
Proceeds from bank line of credit	9,300	—
Repayment on bank line of credit	(2,200)	(26,200)
Issuance of shares through dividend reinvestment plan	951	846
Payment of financing costs	(267)	(365)
Capital contribution from non-controlling interest	25	—
Distributions to non-controlling interest	(290)	—
Cash distributions to common stockholders	(4,805)	(3,806)
Net cash provided by financing activities	10,117	2,006

Net increase in cash and cash equivalents	4,529	3,992
Cash and cash equivalents at beginning of period	12,668	7,732
Cash and cash equivalents at end of period	$17,197	$11,724

Continued on next page

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

	Three Months Ended March 31,
	2012	2011

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$3,425	$3,186

Supplemental schedule of non-cash investing and financing activities:
Contribution of property to unconsolidated joint venture	11,734	—
Purchase accounting allocation - intangible lease assets	2,733	409
Purchase accounting allocation - intangible lease liabilities	11	2,031
Reclassification of 2010 prepaid tenant improvement allowance to building improvements	—	1,750

See accompanying notes to consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

Note 1 - Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland.  OLP is a self-administered and self-managed real estate investment trust (“REIT”).  OLP acquires, owns and manages a geographically diversified portfolio of retail (including furniture and office supply stores), industrial, office, flex, health and fitness and other properties, a substantial portion of which are under long-term net leases.  As of March 31, 2012, OLP owned 92 properties, one of which is owned by a consolidated joint venture and one of which is a 50% tenancy in common interest.  OLP’s unconsolidated joint ventures owned a total of six properties. The 98 properties are located in 29 states.

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results for the full year.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

The consolidated financial statements include the accounts and operations of OLP, its wholly-owned subsidiaries and a property owned by a joint venture in which the Company, as defined, has a controlling interest.  OLP and its subsidiaries are hereinafter referred to as the “Company”.  Material intercompany items and transactions have been eliminated in consolidation.

With respect to its consolidated joint venture which owns a property located in Cherry Hill, New Jersey and in which the Company has a 90% interest, the Company has determined that (i) such venture is not a variable interest entity and (ii) the Company exercises substantial operating control and accordingly, such venture is consolidated for financial statement purposes.

In February 2012, the Company entered into a joint venture (see Note 4) and contributed its property located in Plano, Texas in exchange for a 90% equity interest therein. Current accounting guidance provides a framework for determining whether an entity is a variable interest entity (“VIE”) and if consolidation of an entity in which it owns an interest is appropriate. The Company has determined that this joint venture is a VIE; however, the Company is not the primary beneficiary since it does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance due to shared power of the parties to the VIE. Accordingly, the Company accounts for its investment in this joint venture under the equity method from the date of contribution.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012 (Continued)

Note 2 - Basis of Preparation (Continued)

The Company accounts for its investments in its five other unconsolidated joint ventures under the equity method of accounting.  All investments in these five joint ventures have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support and, as a group, the holders of the equity at risk have power through voting rights to direct the activities of these ventures. As a result, none of these five joint ventures are variable interest entities.  In addition, although the Company is the managing member, it does not exercise substantial operating control over these entities, and therefore the entities are not consolidated.  These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for their share of equity in earnings, cash contributions and distributions.  None of the joint venture debt is recourse to the Company, subject to standard carve-outs.

Certain amounts reported in previous consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current period’s presentation, primarily to reclassify the operations of a property which was sold in May 2011 to discontinued operations for the three months ended March 31, 2011. In addition, the net book value of the Plano, Texas property that was contributed to a joint venture in February 2012 was reclassified from real estate investments to property contributed to joint venture at December 31, 2011. The accounting treatment presentation on the accompanying consolidated statements of income is to reflect the results of the property’s operations prospectively following its transfer to the joint venture as “equity in income of unconsolidated joint ventures” with no reclassification adjustments for discontinued operations.

Property management costs of $150,000 incurred under the compensation and services agreement were reclassified from general and administrative expenses to real estate operating expenses for the three months ended March 31, 2011.  Such amount had been included as a component of general and administrative expense in the three months ended March 31, 2011.

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Note 3 - Earnings Per Common Share

The following table presents the detail of net income attributable to One Liberty Properties, Inc. (dollars in thousands):

	Three Months Ended March 31,
	2012	2011

Income from continuing operations	$3,223	$2,552
Income from discontinued operations	—	180
Net income attributable to One Liberty Properties, Inc.	$3,223	$2,732

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012 (Continued)

Note 3 - Earnings Per Common Share (Continued)

For the three months ended March 31, 2012 and 2011, basic earnings per share was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period, including the effect of the 2,700,000 shares sold in February 2011. Net income is also allocated to the unvested restricted stock, during the applicable period as the restricted stock is entitled to receive dividends and is therefore considered a participating security.  Unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of unvested restricted stock.  The restricted stock units awarded under the Pay-for-Performance program described in Note 11 are excluded from the basic earnings per share calculation, as these units are not participating securities.

Diluted earnings per share reflects the potential dilution that could occur if securities or other rights exercisable for, or convertible into, common stock were exercised or converted or otherwise resulted in the issuance of common stock that shared in the earnings of the Company.  For the three months ended March 31, 2012, the diluted weighted average number of common shares also includes the 100,000 shares of common stock underlying the restricted stock units awarded on September 14, 2010 under the Pay-For-Performance Program.  These 100,000 shares may vest upon satisfaction of the total stockholder return threshold based on the number of shares that would be issued based on the current market price and dividends paid at the end of the quarterly period assuming the end of the quarterly period was the end of the vesting period.  The three months ended March 31, 2011 does not include such shares as they did not meet the defined total stockholder return as of March 31, 2011.  The remaining 100,000 shares of common stock underlying the restricted stock units awarded under the Pay-For-Performance Program are not included, as they did not meet the defined performance metric during the three months ended March 31, 2012 and 2011.

There were no options outstanding to purchase shares of common stock or other rights exercisable for, or convertible into, common stock during the three months ended March 31, 2012 and 2011.

Note 4 - Investment in Unconsolidated Joint Ventures

In February 2012, the Company entered into a joint venture with an affiliate of Trammell Crow Company pursuant to which the venture contemplates re-developing the 6.2 acre site located in Plano, Texas into up to two Class A office buildings. The Company contributed this property to the joint venture in exchange for a 90% equity interest therein and Trammell Crow contributed $1,500,000 in exchange for a 10% equity interest therein which resulted in a $319,000 gain to the Company.  At March 31, 2012, the Company’s investment in this VIE was $12,083,000 which represents its maximum exposure to loss.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012 (Continued)

Note 4 - Investment in Unconsolidated Joint Ventures (Continued)

The Company’s six unconsolidated joint ventures each own and operate one property.  At March 31, 2012 and December 31, 2011, the Company’s equity investment in unconsolidated joint ventures totaled $17,137,000 and $5,093,000, respectively. The Company recorded equity in net earnings of $69,000 and $31,000 for the three months ended March 31, 2012 and 2011, respectively.

Note 5 - Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments.  If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required.  At March 31, 2012 and December 31, 2011, the balance in allowance for doubtful accounts was $352,000 and $335,000, respectively, recorded as a reduction to accounts receivable. The Company records bad debt expense as a reduction of rental income. For the three months ended March 31, 2012 and 2011, the Company recorded bad debt expense of $17,000 and $311,000, respectively.

Note 6 - Real Estate Acquisitions

The following chart details the Company’s real estate acquisitions during the three months ended March 31, 2012:

Description of Property	Date Acquired	Purchase Price	Third Party Real Estate Acquisition Costs (a)

Urban Outfitters store, Lawrence, Kansas	February 7, 2012	$1,230,000	$9,000

Three Applebee’s restaurants, Carrollton, Kennesaw and Cartersville, Georgia	March 12, 2012	8,568,000	26,000

Other		—	8,000

		$9,798,000	$43,000

(a)         Included in the accompanying consolidated statements of income.

All of the properties purchased by the Company during the three months ended March 31, 2012 were purchased for cash (utilizing available cash and our line of credit), are 100% occupied and are each leased to a single tenant pursuant to a long term net lease.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012 (Continued)

Note 6 - Real Estate Acquisitions (Continued)

As a result of these acquisitions, the Company recorded intangible lease assets of $2,733,000 and intangible lease liabilities of $11,000, representing the value of the acquired leases and origination costs.  As of March 31, 2012, the weighted average amortization period for the 2012 acquisitions is 18.9 years for the intangible lease assets and 9.0 years for the intangible lease liabilities. The Company assessed the fair value of the lease intangibles based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 (as defined in Note 12) in the fair value hierarchy. The Company is currently in the process of finalizing the purchase price allocations for the properties purchased in the three months ended March 31, 2012; therefore, these allocations are preliminary and subject to change.

Note 7 - Discontinued Operations

The following is a summary of income from discontinued operations applicable to a property sold in May 2011 (dollars in thousands):

Three Months Ended March 31, 2011

Rental income	$222

Depreciation and amortization	42

Income from discontinued operations	$180

Note 8 - Line of Credit

The Company has a $55,000,000 revolving credit facility (“Facility”) with VNB New York Corp., Bank Leumi USA, Israel Discount Bank of New York and Manufacturer’s & Trader’s Trust Company.  The facility matures March 31, 2013 and provides that the Company pays interest at the greater of (i) 90 day LIBOR plus 3% (3.48% at March 31, 2012), and (ii) 5.5% per annum, and there is an unused facility fee of.25% per annum. At March 31, 2012 and May 3, 2012, $27,100,000 and $19,600,000, respectively, was outstanding under the facility. The Company was in compliance with all covenants at March 31, 2012.

Note 9 - Common Stock Cash Dividend

On March 5, 2012, the Board of Directors declared a quarterly cash dividend of $.33 per share on the Company’s common stock, totaling $4,862,000. The quarterly dividend was paid on April 2, 2012 to stockholders of record as of March 20, 2012.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012 (Continued)

Note 10 - Accumulated Other Comprehensive Loss

                The following table presents the components of accumulated other comprehensive loss reported on the balance sheet (dollars in thousands):

	March 31, 2012	December 31, 2011
Net unrealized gain on available-for-sale securities	$143	$117
Unrealized loss on available-for-sale securities in a joint venture	(26)	(31)
Net unrealized loss on derivative instruments	(934)	(923)
50% share of net unrealized loss on derivative instrument in joint ventures	(172)	(182)

Accumulated other comprehensive loss	$(989)	$(1,019)

Note 11 - Stock Based Compensation

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

On September 14, 2010, the Board of Directors approved a Pay-For-Performance Program under the Company’s 2009 Incentive Plan, and awarded 200,000 performance share awards in the form of restricted stock units (the “Units”). The holders of Units are not entitled to dividends or to vote the underlying shares until the Units vest and shares are issued. Accordingly, for accounting purposes, the shares underlying the Units are not included in the shares shown as outstanding on the balance sheet.  If the defined performance criteria are satisfied in full at June 30, 2017, one share of the Company’s common stock will vest and be issued for each Unit outstanding and a pro-rata portion of the Units will vest and be issued if the performance criteria fall between defined ranges.  In the event that the performance criteria are not satisfied in whole or in part at June 30, 2017, the unvested Units will be forfeited and no shares of the Company’s common stock will be issued for those Units.  No Units were granted, vested or forfeited in the three months ended March 31, 2012.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012 (Continued)

Note 11 - Stock Based Compensation (Continued)

Through March 31, 2012, a total of 526,360 and 274,100 stock awards were issued pursuant to the Company’s 2009 and 2003 Incentive Plans, respectively. Under the 2009 Incentive Plan, 73,640 shares remain available for grant. No additional shares may be granted under the 2003 Incentive Plan.  As of March 31, 2012, there were approximately $3,922,000 of total compensation costs related to nonvested awards that have not yet been recognized, including $428,000 related to the Pay-for-Performance Program (net of forfeiture and performance assumptions which are re-evaluated quarterly). These compensation costs will be charged to general and administrative expense over the remaining respective vesting periods. The weighted average vesting period is approximately 3.8 years.

The following is a summary of the activity of the incentive plans:

	Three Months Ended March 31,
	2012	2011
Restricted share grants	109,450	74,040
Average per share grant price	$16.77	$16.19
Recorded as deferred compensation	$1,835,000	$1,199,000

Non-vested shares:
Non-vested beginning of period	348,385	320,940
Grants	109,450	74,040
Vested during period	(49,325)	(46,450)
Forfeitures	—	(145)
Non-vested end of period	408,510	348,385

Average per share value of non-vested shares (based on grant price)	$12.59	$12.96

Value of shares vested during the period (based on grant price)	$1,208,000	$960,000

Total charge to operations:
Outstanding restricted stock grants	$282,000	$249,000
Outstanding restricted stock units	20,000	22,000
	$302,000	$271,000

Note 12 - Fair Value of Financial Instruments

Financial Instruments Not Measured at Fair Value

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which adjustments to measure at fair value are not reported:

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012 (Continued)

Note 12 - Fair Value of Financial Instruments (Continued)

Cash and cash equivalents:  The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

Mortgages and loan payable: At March 31, 2012, the $223,083,000 estimated fair value of the Company’s mortgages and loan payable is more than their carrying value by approximately $9,831,000 assuming a blended market interest rate of 4.5% based on the 4.8 year weighted average remaining term of the mortgages and loan.

Line of credit: The $27,100,000 carrying amount of the Company’s line of credit approximates its fair value at March 31, 2012.

The fair value of the Company’s mortgages and loan payable and line of credit were estimated using available market information and discounted cash flow analysis based on borrowing rates the Company believes it could obtain with similar terms and maturities. These fair value measurements fall within Level 3 of the fair value hierarchy.

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

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012 (Continued)

Note 12 - Fair Value of Financial Instruments (Continued)

The fair values of the Company’s financial instruments were determined using the following inputs as of March 31, 2012 (dollars in thousands):

	Carrying and	Fair Value Measurements Using Fair Value Hierarchy
	Fair Value	Level 1	Level 2
Financial assets:
Available-for-sale securities:
Equity securities	$297	$297	$—
Financial liabilities:
Derivative financial instruments	934	—	934

Available-for-sale securities

The Company’s available-for-sale securities have a total cost of $153,000 and are included in other assets on the balance sheet.  At March 31, 2012, unrealized gains on such securities were $145,000 and unrealized losses were $2,000. The aggregate net unrealized gain of $143,000 is included in accumulated other comprehensive loss on the balance sheet. Fair values are approximated based on current market quotes from financial sources that track such securities. All of the available-for-sale securities in an unrealized loss position are equity securities and amounts are not considered to be other than temporary impairment because the Company expects the value of these securities to recover and plans on holding them until at least such recovery occurs.

During the three months ended March 31, 2012, the Company sold certain available-for-sale securities for a net gain of $9,000, which is included in other income on the consolidated statement of income. At December 31, 2011, the Company recorded an impairment charge of $126,000 on such securities.

Derivative financial instruments

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities.  At March 31, 2012 and December 31, 2011, these derivatives are included in other liabilities on the consolidated balance sheets.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparty.  However, as of March 31, 2012, the

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012 (Continued)

Note 12 - Fair Value of Financial Instruments (Continued)

Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

Note 13 - Derivative Financial Instruments

As of March 31, 2012, the Company had the following outstanding interest rate derivatives, all of which were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Notional Amount	Fixed Interest Rate	Maturity Date
Interest Rate Swap	$9,216	6.50%	December 2014
Interest Rate Swap	4,389	5.75	November 2020
Interest Rate Swap	3,951	4.75	August 2016
Interest Rate Swap	5,850	4.63	February 2019
Interest Rate Swap	2,192	4.50	April 2016
Interest Rate Swap (a)	—	4.50	March 2017

(a) The Company closed on a $3,950 mortgage on March 29, 2012 and the interest rate swap with a notional amount of $3,950 was effective April 1, 2012.

The following table presents the fair value of the Company’s derivatives designated as hedging instruments as of March 31, 2012 and December 31, 2011 (dollars in thousands):

Liability Derivatives as of
March 31, 2012		December 31, 2011
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Other Liabilities	$934	Other Liabilities	$923

The following table presents the effect of the Company’s derivative financial instruments that were designated as cash flow hedges on the consolidated statement of income for the periods presented (dollars in thousands):

	March 31,
	2012	2011
Amount of (loss) gain recognized on derivative in Other Comprehensive Income	$(117)	$52

Amount of (loss) gain reclassified from Accumulated Other Comprehensive Income into Interest Expense	$(106)	$(80)

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012 (Continued)

Note 13 - Derivative Financial Instruments (Continued)

No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges for the quarters ended March 31, 2012 or 2011.  During the twelve months ending March 31, 2013, the Company estimates an additional $505,000 will be reclassified from other comprehensive income as an increase to interest expense.

The derivative agreements in effect at March 31, 2012 provide that if the wholly-owned subsidiary of the Company which is a party to the agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to one of the derivative agreements and if the subsidiary defaults on the loan subject to the derivative agreement to which the Company is a party, then the Company could be held liable for such swap breakage losses, if any.

As of March 31, 2012, the fair value of the derivatives including accrued interest but excluding any adjustments for nonperformance risk was approximately $1,016,000.  If the Company breaches any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the derivative agreements at their termination liability value of $1,016,000.

Two of the Company’s unconsolidated joint ventures, in which a wholly owned subsidiary of the Company is a 50% partner, had a $3,934,000 interest rate derivative outstanding at March 31, 2012. The interest rate derivative had an interest rate of 5.81% and matures in April 2018. The Company’s 50% share of the interest rate derivative is $1,967,000 and its 50% share of the value is $(172,000) as of March 31, 2012 and $(182,000) as of December 31, 2011 and is included in “Investment in Unconsolidated Joint Ventures” on the Company’s balance sheet. The Company’s 50% share of loss recognized in other comprehensive income was $3,000 and $23,000 for the three months ended March 31, 2012 and 2011, respectively, and the amount of loss reclassified from accumulated other comprehensive income into equity in net earnings of unconsolidated joint ventures was $14,000 and zero for the three months ended March 31, 2012 and 2011, respectively.

Note 14 - New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity and instead requires the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard is intended to enhance comparability between entities that report under GAAP and to provide a more consistent method of presenting other comprehensive income transactions that affect an entity’s equity. This standard was effective for the Company on January 1, 2012 and was applied retrospectively. The amendments in this update did not change the items reported in other comprehensive income or

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012 (Continued)

Note 14 - New Accounting Pronouncements (Continued)

the reclassification of an item of other comprehensive income to net income but changed the way the information is presented in the Company’s consolidated financial statements.

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S GAAP and IFRS. This update defines fair value, clarifies a framework to measure fair value, and requires specific disclosures of fair value measurements. The guidance was effective for the Company on January 1, 2012. The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations, or disclosures.

Note 15 - Subsequent Events

Subsequent events have been evaluated and there were no significant events relative to the Company’s consolidated financial statements that warrant additional disclosure.

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “could,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions or variations thereof.  Forward-looking statements should not be relied on since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements.  Investors are encouraged to review the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2011 under the caption “Item 1A. Risk Factors” for a discussion of certain factors which may cause actual results to differ materially from current expectations and are cautioned not to place undue reliance on any forward-looking statements.

Overview

We are a self-administered and self-managed real estate investment trust, organized in Maryland in 1982.  We acquire, own and manage a geographically diversified portfolio of retail (including furniture and office supply stores), industrial, office, flex, health and fitness and other properties, a substantial portion of which are under long-term net leases.  As of March 31, 2012, we owned 92 properties, one of which is vacant, and one of which is a 50% tenancy in common interest.  Our joint ventures owned a total of six properties.  The 98 properties are located in 29 states.

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

In the first quarter of 2012, we purchased four properties for an aggregate of $9.8 million and contributed one property to an unconsolidated joint venture.  In 2011, we purchased six properties for an aggregate of $28 million and a joint venture purchased a property for $3.2 million. Our occupancy rate at March 31, 2012 was, based on square footage, approximately 97.6%.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute currently at least 90% of ordinary taxable income to our stockholders.  We intend to comply with these requirements and to maintain our REIT status.

Results of Operations

The following table compares revenues and operating expenses of continuing operations for the periods indicated:

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2012	2011	(Decrease)	% Change
Revenues:
Rental income	$11,641	$11,103	$538	4.8%

Operating expenses:
Depreciation and amortization	2,509	2,325	184	7.9%
General and administrative	1,890	1,600	290	18.1%
Real estate acquisition costs	43	27	16	59.3%
Real estate expenses	686	611	75	12.3%
Leasehold rent	77	77	—	—
Total operating expenses	5,205	4,640	565	12.2%

Operating income	$6,436	$6,463	$(27)	(.4)%

Revenues

Rental income.  The increase is substantially due to $617,000 earned during the three months ended March 31, 2012 from the ten properties we acquired since January 2011.   Partially offsetting this increase was a net decrease of approximately $111,000 resulting from the contribution of our Plano, Texas property to a joint venture on February 6, 2012.  Therefore, rental income for the three months ended March 31, 2012 only includes January 2012 rent from this property.

Operating Expenses

Depreciation and amortization.  The increase is substantially due to depreciation expense on the ten properties we acquired since January 2011, partially offset by the decrease in depreciation resulting from the contribution of our Plano, Texas property to a joint venture in February 2012.

General and administrative expenses.  The increase in the three months ended March 31, 2012 is attributable primarily to a $125,000 increase ($500,000 per annum) in the amount payable pursuant to the compensation and services agreement.  The $125,000 increase for the three months ended March 31, 2011 was not recorded until the three months ended June 30, 2011. Also contributing to the increase was (i) an increase of $44,000 in payroll and payroll related expenses due to higher levels of compensation; (ii) a $38,000 increase in accounting fees and (iii) a $31,000 increase in non-cash compensation expense related to our restricted stock awards which increased due to the increase in number of awards granted and a higher fair value of such awards at the time of grant.

Real estate expenses.  Approximately $46,000 of the increase is attributable to legal fees incurred for the organization of our Plano, Texas joint venture.  The balance of the increase is attributable to increases in various components of real estate expenses, none of which was individually significant.

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2012	2011	(Decrease)	% Change
Other income and expenses:
Equity in net earnings of unconsolidated joint ventures	$69	$31	$38	123%
Other income	15	12	3	25.0%
Interest:
Expense	(3,416)	(3,641)	225	(6.2)%
Amortization of deferred financing costs	(197)	(313)	116	(37.1)%
Gain on sale of real estate	319	—	319	n/a

Equity in net earnings of unconsolidated joint ventures.  The increase is due to the inclusion during the three months ended March 31, 2011 of $62,000, representing our 50% share of real estate acquisition costs incurred in connection with the purchase of a property by a joint venture in March 2011. The increase was partially offset by the inclusion during the three months ended March 31, 2012 of a loss of $48,000, representing our 90% share of operating income of $20,000 less acquisition costs of $68,000 related to our Plano, Texas joint venture.

Interest expense.  The following table details interest expense for the periods indicated:

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2012	2011	(Decrease)	% Change
Interest expense:
Credit line interest	$271	$349	$(78)	(22.3)%
Mortgage interest	3,145	3,292	(147)	(4.5)%
Total	$3,416	$3,641	$(225)	(6.2)%

Credit line interest

The decrease is due to the (i) $1.5 million, or 7%, reduction in the weighted average balance outstanding under our line of credit; (ii) decrease from 6% to 5.5%, effective August 5, 2011, in the annual interest rate charged on the credit line; and (iii) capitalization of $35,000 of interest expense incurred in connection with improving our Cherry Hill, New Jersey property.

Mortgage interest

The following table reflects the interest rate on our mortgage debt and principal amount of outstanding mortgage debt, in each case on a weighted average basis:

	Three Months Ended March 31,		Increase	%
(Dollars in thousands)	2012	2011	(Decrease)	Change
Interest rate on mortgage debt	6.06%	6.24%	(.18)%	(2.9)%
Principal amount of mortgage debt	$207,473	$210,978	$(3,505)	(1.7)%

The $147,000 decrease in mortgage interest expense is due to the decrease in the weighted average interest rate on outstanding mortgage debt as well as the decrease in the weighted average amount of mortgage debt outstanding.  These decreases are due to the payoffs and settlement in 2011 of $19.6 million of mortgage debt with a weighted average interest rate of approximately 7.5% and the financing of properties in 2011 of $15.5 million of mortgage debt with a weighted average interest rate of approximately 5.3%.

Amortization of deferred financing costs.  The decrease in the three months ended March 31, 2012 is primarily due to accelerated amortization of deferred financing costs of approximately $129,000 relating to two mortgage loans that were paid in full in February 2011.  This decrease was partially offset by the amortization of deferred financing costs that were incurred in connection with financings on several properties we acquired in 2011.

Gain on sale of real estate. We contributed our Plano, Texas property to a joint venture in exchange for a 90% interest therein and our joint venture partner contributed $1.5 million for a 10% interest therein. The gain is attributable to this transaction.

Discontinued Operations

Discontinued operations for the three months ended March 31, 2011 includes the income from operations of a property sold in May 2011. There was no such income for the three months ended March 31, 2012.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from our operations, cash and cash equivalents, borrowings under our revolving credit facility, refinancing existing mortgage loans and obtaining mortgage loans secured by our unencumbered properties.  Our available liquidity at March 31, 2012, without giving effect to the $6 million balance we are required to maintain pursuant to the credit facility, was approximately $45.1 million, including $17.2 million of cash and cash equivalents and $27.9 million available under our revolving line of credit. Our available liquidity at May 3, 2012, without giving effect to the $6 million balance, was approximately $45.4 million, including $10.1 million of cash and cash equivalents and $35.4 million available under our revolving line of credit.

Liquidity and Financing

We expect to meet substantially all of our operating cash requirements (including dividend payments) from cash flow from operations. To the extent that cash flow from operations is not adequate to cover all of our operating needs, we will be required to use our available cash and cash equivalents or draw on our credit line (to the extent permitted).

At March 31, 2012, excluding mortgage indebtedness of our unconsolidated joint ventures, we had 39 outstanding mortgages payable and one loan payable secured by 56 properties, in the aggregate principal amount of approximately $213.3 million. These mortgages and loan represent first liens on individual real estate investments with an aggregate carrying value of approximately $354.6 million, before accumulated depreciation. The mortgages and loan bear interest at fixed rates ranging from 3.2% to 8.8% (a 5.5% weighted average interest rate) and mature between 2012 and 2037.

Mortgage debt in principal amount of $73.3 million is payable from April 2012 through December 31, 2014 (i.e., $26.8 million in 2012, $10.1 million in 2013 and $36.4 million in 2014). Such debt includes principal balances due at maturity of $22.8 million, $4.5 million and $30.9 million in 2012, 2013 and 2014, respectively.  We anticipate that the debt amortization payments will be paid primarily from cash and cash equivalents and cash flow from operations, and that principal balances due at maturity will generally be satisfied through mortgage financings and refinancings. If we are unsuccessful in refinancing our existing indebtedness or financing our unencumbered properties, our cash flow, funds available under our credit facility and available cash, if any, may not be sufficient to repay all debt obligations when payments become due, and we may need to issue additional equity, obtain long or short term debt, or dispose of properties on unfavorable terms.

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

This facility includes certain restrictions and covenants which limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties.  As of March 31, 2012, we were in compliance with applicable covenants.

We are in discussions with our lenders to extend our credit facility on terms favorable to us. No assurance can be given that we will be successful in this regard.

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

As of March 31, 2012, we had seven interest rate swap agreements outstanding, including one held by two of our unconsolidated joint ventures.  The fair value of our interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time.  At March 31, 2012, if there had been a 1% increase in forward interest rates, the fair market value of the interest rate swaps and net unrealized loss on derivative instruments would have decreased by approximately $1.5 million.  If there had been a 1% decrease in forward interest rates, the fair market value of the interest rate swaps and net unrealized loss on derivative instruments would have increased by approximately $1.1 million.  These changes would not have any impact on our net income or cash.

From time to time, we utilize interest rate swaps to limit interest rate risk.  Derivatives are used for hedging purposes - not for speculation.  We do not enter into interest rate swaps for trading purposes.

Except for $4.4 million debt we drew down on our Cherry Hill, New Jersey property on March 7, 2012, all of our mortgage debt (excluding our mortgages subject to the interest swap agreements) bears interest at fixed rates, and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages. For the period of March 7, 2012 through March 31, 2012, if there had been a 1% increase or decrease in interest rates on our Cherry Hill, New Jersey property variable rate outstanding debt, our interest expense would have increased (decreased) by $3,000 and $(1,000), respectively.

We assessed the market risk for our revolving variable rate credit facility and believe that there is no foreseeable market risk because interest is charged at the greater of (i) 90 day LIBOR plus 3% and (ii) 5.5% per annum.  At March 31, 2012, 90 day LIBOR plus 3% was approximately 3.48%; therefore, a 1% increase or decrease would not have any impact on our interest expense related to this facility.

Item 4.   Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 6.   Exhibits

Exhibit No.	Title of Exhibit
10.1	First Amendment effective as of April 1, 2012 to Compensation and Services Agreement between One Liberty Properties, Inc. and Majestic Property Management Corp.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ONE LIBERTY PROPERTIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

One Liberty Properties, Inc.
(Registrant)

Date: May 9, 2012	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: May 9, 2012	/s/ David W. Kalish
David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)