Form 10-Q
period 2012-06-30
ONE LIBERTY PROPERTIES INC
filed 2012-08-08
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC   20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 1, 2012, the registrant had 14,822,416 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Real estate investments, at cost
Land	$133,842	$130,048
Buildings and improvements	329,931	320,593
Total real estate investments, at cost	463,773	450,641
Less accumulated depreciation	61,517	57,127
Real estate investments, net	402,256	393,514

Property contributed to joint venture	—	11,842
Properties held for sale, net (including related assets of $88 and $378, respectively)	2,732	7,718
Investment in unconsolidated joint ventures	17,334	5,093
Cash and cash equivalents	15,353	12,668
Unbilled rent receivable	13,094	12,426
Unamortized intangible lease assets	14,563	11,779
Escrow, deposits and other assets and receivables	3,742	3,252
Investment in BRT Realty Trust at market (related party)	241	235
Unamortized deferred financing costs	2,646	2,209

Total assets	$471,961	$460,736

Liabilities and Equity
Liabilities:
Mortgages and loan payable	$209,807	$198,879
Mortgages payable - property held for sale	6,923	6,970
Line of credit	19,600	20,000
Dividends payable	4,880	4,805
Accrued expenses and other liabilities	5,758	5,969
Unamortized intangible lease liabilities	4,955	5,166

Total liabilities	251,923	241,789

Commitments and contingencies	—	—

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized; 14,378 and 14,213 shares issued and outstanding	14,378	14,213
Paid-in capital	191,796	189,486
Accumulated other comprehensive loss	(1,444)	(1,019)
Accumulated undistributed net income	14,836	15,605
Total One Liberty Properties, Inc. stockholders’ equity	219,566	218,285
Non-controlling interest in joint ventures	472	662

Total equity	220,038	218,947

Total liabilities and equity	$471,961	$460,736

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rental income, net	$11,707	$10,964	$23,072	$21,790

Operating expenses:
Depreciation and amortization	2,507	2,254	4,948	4,510
General and administrative (including $572, $697, $1,144 and $1,144, respectively, to related party)	1,796	1,903	3,686	3,502
Real estate acquisition costs	123	18	166	45
Real estate expenses (including $150, $150, $300 and $300, respectively, to related party)	679	615	1,306	1,159
Leasehold rent	77	77	154	154
Total operating expenses	5,182	4,867	10,260	9,370

Operating income	6,525	6,097	12,812	12,420

Other income and expenses:
Equity in earnings of unconsolidated joint ventures	384	105	453	135
Gain on settlement of debt	—	1,240	—	1,240
Other income	209	40	224	53
Interest:
Expense	(3,430)	(3,224)	(6,738)	(6,755)
Amortization of deferred financing costs	(192)	(174)	(381)	(479)
Gain on sale of real estate	—	—	319	—
Income from continuing operations	3,496	4,084	6,689	6,614
Discontinued operations:
Income from operations	53	126	85	328
Net gain on sale	2,205	932	2,205	932
Income from discontinued operations	2,258	1,058	2,290	1,260

Net income	5,754	5,142	8,979	7,874
Less net income attributable to non-controlling interests	(4)	—	(7)	—
Net income attributable to One Liberty Properties, Inc.	$5,750	$5,142	$8,972	$7,874

Weighted average number of common shares outstanding:
Basic	14,378	14,078	14,333	13,419
Diluted	14,478	14,178	14,433	13,469

Per common share attributable to common stockholders — basic:
Income from continuing operations	$.24	$.29	$.45	$.48
Income from discontinued operations	.15	.07	.16	.09
	$.39	$.36	$.61	$.57
Per common share attributable to common stockholders — diluted:
Income from continuing operations	$.24	$.28	$.44	$.48
Income from discontinued operations	.15	.07	.16	.09
	$.39	$.35	$.60	$.57

Cash distribution declared per share of common stock	$.33	$.33	$.66	$.66

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$5,754	$5,142	$8,979	$7,874
Other comprehensive income (loss)
Net unrealized (loss) gain on available-for-sale securities	(19)	(8)	11	(87)
Net unrealized loss on derivative instruments	(401)	(259)	(412)	(128)
One Liberty Property’s share of joint venture net unrealized loss on derivative instruments	(35)	(49)	(24)	(72)
Other comprehensive income (loss)	(455)	(316)	(425)	(287)

Comprehensive income	5,299	4,826	8,554	7,587
Less: comprehensive income attributable to non-controlling interests	(4)	—	(7)	—

Comprehensive income attributable to One Liberty Properties, Inc.	$5,295	$4,826	$8,547	$7,587

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the six month period ended June 30, 2012 (Unaudited)

and the year ended December 31, 2011

(Amounts in Thousands, Except Per Share Data)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Undistributed Net Income	Non-Controlling Interests in Joint Ventures	Total

Balances, January 1, 2011	$11,212	$147,158	$(156)	$20,969	$—	$179,183

Distributions - common stock Cash - $1.32 per share	—	—	—	(19,088)	—	(19,088)
Shares issued in public offering - net of offering costs of $282	2,700	37,869	—	—	—	40,569
Shares issued through dividend reinvestment plan	255	3,496	—	—	—	3,751
Contribution from non-controlling interest	—	—	—	—	666	666
Restricted stock vesting	46	(46)	—	—	—	—
Compensation expense - restricted stock	—	1,009	—	—	—	1,009
Net income	—	—	—	13,724	(4)	13,720
Other comprehensive (loss)	—	—	(863)	—	—	(863)

Balances, December 31, 2011	14,213	189,486	(1,019)	15,605	662	218,947

Distributions - common stock Cash - $.66 per share	—	—	—	(9,741)	—	(9,741)
Shares issued through dividend reinvestment plan	116	1,773	—	—	—	1,889
Contributions from non-controlling interests	—	—	—	—	93	93
Distribution to non-controlling interest	—	—	—	—	(290)	(290)
Restricted stock vesting	49	(49)	—	—	—	—
Compensation expense - restricted stock	—	586	—	—	—	586
Net income	—	—	—	8,972	7	8,979
Other comprehensive (loss)	—	—	(425)	—	—	(425)

Balances, June 30, 2012	$14,378	$191,796	$(1,444)	$14,836	$472	$220,038

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$8,979	$7,874
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on settlement of debt	—	(1,240)
Gain on sale of real estate	(2,524)	(932)
Gain on sale of available-for-sale securities	(9)	—
Increase in rental income from straight-lining of rent	(671)	(679)
(Increase) decrease in rental income resulting from bad debt expense	(17)	508
Decrease in rental income from amortization of intangibles relating to leases	4	47
Amortization of restricted stock expense	586	521
Equity in earnings of unconsolidated joint ventures	(453)	(135)
Distributions of earnings from unconsolidated joint ventures	236	199
Depreciation and amortization	5,076	4,711
Amortization and write off of financing costs	398	495
Changes in assets and liabilities:
Increase in escrow, deposits, other assets and receivables	(752)	(693)
Decrease in accrued expenses and other liabilities	(841)	(887)
Net cash provided by operating activities	10,012	9,789

Cash flows from investing activities:
Net proceeds from sale of real estate	7,048	11,544
Purchase of real estate and improvements	(16,516)	(2,612)
Investment in unconsolidated joint ventures	—	(669)
Distributions of return of capital from unconsolidated joint ventures	84	23
Net proceeds from sale of available-for-sale securities	369	—
Net cash (used in) provided by investing activities	(9,015)	8,286

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(2,936)	(2,750)
Repayment of mortgages payable	—	(15,303)
Proceeds from mortgage financings	13,817	2,000
Proceeds from common stock offering, net	—	40,569
Proceeds from bank line of credit	9,300	4,500
Repayment on bank line of credit	(9,700)	(36,200)
Issuance of shares through dividend reinvestment plan	1,889	1,843
Payment of financing costs	(819)	(475)
Capital contributions from non-controlling interests	93	—
Distribution to non-controlling interest	(290)	—
Cash distributions to common stockholders	(9,666)	(8,544)
Net cash provided by (used in) financing activities	1,688	(14,360)

Net increase in cash and cash equivalents	2,685	3,715
Cash and cash equivalents at beginning of period	12,668	7,732
Cash and cash equivalents at end of period	$15,353	$11,447

Continued on next page

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

	Six Months Ended June 30,
	2012	2011

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$6,874	$7,131

Supplemental schedule of non-cash investing and financing activities:
Contribution of property to unconsolidated joint venture	11,734	—
Settlement of mortgage debt	—	1,259
Purchase accounting allocation - intangible lease assets	3,487	234
Purchase accounting allocation - intangible lease liabilities	11	612
Reclassification of real estate owned to property contributed to joint venture	—	11,842
Reclassification of real estate owned to properties held for sale	2,732	7,718
Reclassification of 2010 prepaid tenant improvement allowance to building improvements	—	1,750

See accompanying notes to consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012

Note 1 - Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland.  OLP is a self-administered and self-managed real estate investment trust (“REIT”).  OLP acquires, owns and manages a geographically diversified portfolio of retail (including furniture and office supply stores), industrial, office, flex, health and fitness and other properties, a substantial portion of which are under long-term net leases.  As of June 30, 2012, OLP owned 92 properties, two of which are owned by consolidated joint ventures and one of which is a 50% tenancy in common interest.  OLP’s unconsolidated joint ventures owned a total of six properties. The 98 properties are located in 29 states.

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results for the full year.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

The consolidated financial statements include the accounts and operations of OLP, its wholly-owned subsidiaries and its investment in two joint ventures in which the Company, as defined, has a controlling interest.  OLP and its subsidiaries are hereinafter referred to as the “Company”.  Material intercompany items and transactions have been eliminated in consolidation.

With respect to its two consolidated joint ventures in which the Company has a 90% and 95% interest, the Company has determined that (i) such ventures are not variable interest entities and (ii) the Company exercises substantial operating control and accordingly, such ventures are consolidated for financial statement purposes.

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

June 30, 2012 (Continued)

Note 2  Basis of Preparation (Continued)

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

Certain amounts reported in previous consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current period’s presentation, primarily to reclassify the transferred assets and liabilities of two properties that were sold in June 2012 and one property deemed held for sale at June 30, 2012 to properties held for sale at December 31, 2011 and to classify the operations of these properties to discontinued operations for all periods presented. In addition, the net book value of the Plano, Texas property that was contributed to a joint venture in February 2012 was reclassified from real estate investments to property contributed to joint venture at December 31, 2011. The accounting treatment presentation on the accompanying consolidated statements of income is to reflect the results of this property’s operations prospectively following its transfer to the joint venture as “equity in earnings of unconsolidated joint ventures” with no reclassification adjustments for discontinued operations.

Property management costs of $150,000 and $300,000 incurred under the compensation and services agreement were reclassified from general and administrative expenses to real estate operating expenses for the three and six months ended June 30, 2011.

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Note 3 - Earnings Per Common Share

For the three and six months ended June 30, 2012 and 2011, basic earnings per share was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income is also allocated to the unvested restricted stock, during the applicable period as the restricted stock is entitled to receive dividends and is therefore considered a participating security.  Unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of unvested restricted stock.  The restricted stock units awarded under the Pay-for-Performance program described in Note 11 are excluded from the

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012 (Continued)

Note 3 - Earnings Per Common Share (Continued)

basic earnings per share calculation, as these units are not participating securities.

Diluted earnings per share reflects the potential dilution that could occur if securities or other rights exercisable for, or convertible into, common stock were exercised or converted or otherwise resulted in the issuance of common stock that shared in the earnings of the Company.  For the three and six months ended June 30, 2012 and 2011, the diluted weighted average number of common shares also includes 100,000 shares of common stock underlying the restricted stock units awarded on September 14, 2010 under the Pay-For-Performance Program.  These 100,000 shares may vest upon satisfaction of the total stockholder return threshold based on the number of shares that would be issued based on the current market price and dividends paid at the end of each quarterly period assuming the end of that quarterly period was the end of the vesting period.  The remaining 100,000 shares of common stock underlying the restricted stock units awarded under the Pay-For-Performance Program are not included, as they did not meet the defined performance metric during the three and six months ended June 30, 2012 and 2011.

There were no options outstanding to purchase shares of common stock or other rights exercisable for, or convertible into, common stock during the three and six months ended June 30, 2012 and 2011.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012 (Continued)

Note 3 - Earnings Per Common Share (Continued)

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (dollars in thousands, except per share calculations):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator for basic and diluted earnings per share:
Income from continuing operations	$3,496	$4,084	$6,689	$6,614
Less net income attributable to noncontrolling interests	(4)	—	(7)	—
Less earnings allocated to unvested shares	—	—	(270)	(230)
Income from continuing operations available for common stockholders	3,492	4,084	6,412	6,384
Discontinued operations	2,258	1,058	2,290	1,260
Net income available for common stockholders, basic and diluted	$5,750	$5,142	$8,702	$7,644

Denominator for basic earnings per share
- weighted average common shares	14,378	14,078	14,333	13,419
- weighted average unvested restricted stock shares (a)	409	348	—	—
	14,787	14,426	14,333	13,419
Effect of diluted securities
- restricted stock units awarded under Pay-for-Performance program	100	100	100	50
Denominator for diluted earnings per share
- weighted average shares	14,887	14,526	14,433	13,469

Earnings per common share, basic	$.39	$.36	$.61	$.57
Earnings per common share, diluted	$.39	$.35	$.60	$.57

Amounts attributable to One Liberty Properties, Inc. common stockholders, net of noncontrolling interests:
Income from continuing operations	$3,492	$4,084	$6,682	$6,614
Income from discontinued operations	2,258	1,058	2,290	1,260

Net income	$5,750	$5,142	$8,972	$7,874

(a)         The three months ended June 30, 2012 and 2011 include unvested restricted stock since the earnings are in excess of the distributions for such periods.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012 (Continued)

Note 4 - Investment in Unconsolidated Joint Ventures

In February 2012, the Company entered into a joint venture with an affiliate of Trammell Crow Company pursuant to which the venture contemplates re-developing a 6.2 acre site located in Plano, Texas into up to two Class A office buildings. The Company contributed this property to the joint venture in exchange for a 90% equity interest therein and Trammell Crow contributed $1,500,000 in exchange for a 10% equity interest therein which resulted in a $319,000 gain to the Company.  At June 30, 2012, the Company’s investment in this VIE, which includes the original basis of the property it contributed to the joint venture adjusted for the Company’s share of net income for the six months ended June 30, 2012, was $12,115,000, which represents its maximum exposure to loss.

The Company’s six unconsolidated joint ventures each own and operate one property.  At June 30, 2012 and December 31, 2011, the Company’s equity investment in unconsolidated joint ventures totaled $17,334,000 and $5,093,000, respectively. The Company recorded equity in earnings of $453,000 and $135,000 for the six months ended June 30, 2012 and 2011, respectively, and $384,000 and $105,000 for the three months ended June 30, 2012 and 2011, respectively. Equity in earnings for the three and six months ended June 30, 2012 includes the Company’s $233,000 equity share of income pertaining to the net settlement entered into with a former tenant.

Note 5 - Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments.  If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required.  At June 30, 2012 and December 31, 2011, the balance in allowance for doubtful accounts was $318,000 and $335,000, respectively, recorded as a reduction to accounts receivable. The Company records bad debt expense as a reduction of rental income. For the three and six months ended June 30, 2012, the Company recorded bad debt expense of $(34,000) and $(17,000), respectively, which reflects collections of amounts previously recorded as bad debt expense from one tenant.  For the three and six months ended June 30, 2011, the Company recorded bad debt expense of $197,000 and $508,000, respectively.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012 (Continued)

Note 6 - Real Estate Acquisitions

The following chart details the Company’s real estate acquisitions during the six months ended June 30, 2012.

Description of Property	Date Acquired	Contract Purchase Price	Terms of Payment	Third Party Real Estate Acquisition Costs (a)

Urban Outfitters retail store, Lawrence, Kansas	February 7,2012	$1,230,000	Cash	$21,000

Three Applebee’s restaurants, Carrollton, Kennesaw and Cartersville, Georgia	March 12, 2012	8,568,000	Cash	81,000

Avalon Carpet Tile and Flooring, retail store and warehouse, Deptford, New Jersey	April 24, 2012	2,200,000	Cash and $2,040,000 mortgage (b)	—	(c)

Applebee’s restaurant, Lawrenceville, Georgia	May 17, 2012	2,340,000	Cash	18,000

Other		—		46,000

		$14,338,000		$166,000

(a)         Expensed in the accompanying consolidated statements of income.

(b)         The mortgage bears interest at 5% per annum through April 2017 and matures May 2022.

(c)          Owned by a consolidated joint venture in which the Company has a 95% interest.

The noncontrolling interest contributed $68,000 for its 5% equity interest.

Transaction costs of $90,000 incurred with this asset acquisition were capitalized.

All of the properties purchased by the Company during 2012 are 100% occupied and are each leased to a single tenant pursuant to a long term net lease.

As a result of the 2012 purchases, the Company recorded intangible lease assets of $3,487,000 and intangible lease liabilities of $11,000, representing the value of the acquired leases and origination costs.  As of June 30, 2012, the weighted average amortization period for the 2012 acquisitions is 18.8 years for the intangible lease assets and 8.8 years for the intangible lease liabilities. The Company assessed the fair value of the lease intangibles based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 (as defined in Note 12) in the fair value hierarchy. The Company is currently in the process of finalizing the purchase price allocations for the properties purchased in the three months ended June 30, 2012; therefore, these allocations are preliminary and subject to change.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012 (Continued)

Note 7 - Discontinued Operations and Properties Held for Sale

During 2012, the Company sold to unrelated parties, a property located in Florida and leased to Office Depot and a vacant property located in New York. The total sales price aggregated $7,048,000, net of closing costs, and the Company realized an aggregate gain of $2,205,000.

On July 12, 2012, the Company agreed to sell a property in New York City for $18,250,000 and anticipates that this sale will be completed by September 30, 2012. The Company estimates that the gain for financial statement purposes will be approximately $15 million. At June 30, 2012, this property had a net book value of $2,732,000, including related assets of $88,000, and was deemed held for sale.

The net gain from the two sold properties and the operations of the three properties are included in discontinued operations. The net book value of the three properties, including related assets of $378,000, was $7,718,000 at December 31, 2011 and is included in properties held for sale on the accompanying consolidated balance sheet.

During 2011, the Company sold one property, leased to Office Depot and located in California, to an unrelated party for $11,544,000, net of closing costs, and realized a gain of $932,000. This gain and the operations of this property are included in discontinued operations.

The following summarizes the components of income from discontinued operations (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Rental income	$270	$396	$546	$895

Depreciation and amortization	68	90	137	201
Real estate expenses	41	63	100	131
Interest expense	108	117	224	235
Total expenses	217	270	461	567

Income from operations	53	126	85	328
Net gain on sale	2,205	932	2,205	932

Income from discontinued operations	$2,258	$1,058	$2,290	$1,260

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012 (Continued)

Note 8 - Line of Credit

Effective as of July 31, 2012, the Company entered into an amendment of its credit facility with VNB New York Corp., Bank Leumi USA, Israel Discount Bank of New York and Manufacturer’s & Trader’s Trust Company, which, among other things, reduced the interest rate floor from 5.5% to 4.75%, increased permitted borrowings from $55,000,000 to $75,000,000, subject to compliance with the borrowing base, and extended the expiration date by two years to March 31, 2015. The Company pays interest at the greater of (i) 90 day LIBOR plus 3% (3.46% at June 29, 2012 and 3.44% at July 31, 2012) and (ii) 4.75% per annum, effective July 31, 2012 (5.5% per annum through July 31,2012) and there is an unused facility fee of .25% per annum. The Company incurred an aggregate of $800,000 in commitment and extension fees in connection with the amendment which will be amortized over the remaining term of the facility. At June 30, 2012 and July 31, 2012, $19,600,000 and $15,350,000, respectively, was outstanding under the facility. The Company is in compliance with all covenants at June 30, 2012.

Note 9 - Common Stock Cash Dividend

On June 12, 2012, the Board of Directors declared a quarterly cash dividend of $.33 per share on the Company’s common stock, totaling $4,880,000. The quarterly dividend was paid on July 6, 2012 to stockholders of record as of June 26, 2012.

Note 10 - Accumulated Other Comprehensive Loss

The following table presents the components of accumulated other comprehensive loss reported on the balance sheet (dollars in thousands):

	June 30, 2012	December 31, 2011
Net unrealized gain on available-for-sale securities	$127	$117
Unrealized loss on available-for-sale securities in a joint venture	(29)	(31)
Net unrealized loss on derivative instruments	(1,335)	(923)
50% share of net unrealized loss on derivative instrument in joint ventures	(207)	(182)

Accumulated other comprehensive loss	$(1,444)	$(1,019)

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012 (Continued)

Note 11 - Stock Based Compensation

The Company’s 2012 Incentive Plan, approved by the Company’s stockholders in June 2012, permits the Company to grant, among other things, stock options, restricted stock units and performance share awards and any one or more of the foregoing to its employees, officers, directors and consultants.  A maximum of 600,000 shares of the Company’s common stock is authorized for issuance pursuant to this Plan. An aggregate of 408,510 shares of restricted stock and restricted stock units are outstanding under the Company’s 2003 and 2009 equity incentive plans (collectively, the “Prior Plans”) and have not yet vested.  No additional awards may be granted under the Prior Plans.

The restricted stock grants are charged to general and administrative expense over the respective vesting periods based on the market value of the common stock on the grant date. Substantially all restricted stock awards made to date provide for vesting upon the fifth anniversary of the grant date and under certain circumstances may vest earlier. For financial statement purposes, the restricted stock is not included in the shares shown as outstanding on the balance sheet until they vest; however dividends are paid on the unvested shares.

On September 14, 2010, the Board of Directors approved a Pay-for-Performance Program under the Company’s 2009 Incentive Plan, and awarded 200,000 performance share awards in the form of restricted stock units (the “Units”). The holders of Units are not entitled to dividends or to vote the underlying shares until the Units vest and shares are issued. Accordingly, for financial statement purposes, the shares underlying the Units are not included in the shares shown as outstanding on the balance sheet.  If the defined performance criteria are satisfied in full at June 30, 2017, one share of the Company’s common stock will vest and be issued for each Unit outstanding and a pro-rata portion of the Units will vest and be issued if the performance criteria fall between defined ranges.  In the event that the performance criteria are not satisfied in whole or in part at June 30, 2017, the unvested Units will be forfeited and no shares of the Company’s common stock will be issued for those Units.  No Units were granted, vested or forfeited in the six months ended June 30, 2012.

As of June 30, 2012, there were approximately $3,639,000 of total compensation costs related to nonvested awards that have not yet been recognized, including $404,000 related to the Pay-for-Performance Program (net of forfeiture and performance assumptions which are re-evaluated quarterly). These compensation costs will be charged to general and administrative expense over the remaining respective vesting periods. The weighted average vesting period is approximately 3.5 years.

As of June 30, 2012, there were no options outstanding under our Incentive Plans.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012 (Continued)

Note 11 - Stock Based Compensation (Continued)

The following is a summary of the activity of the incentive plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Restricted share grants	—	—	109,450	74,040
Average per share grant price	—	—	$16.77	$16.19
Recorded as deferred compensation	—	—	$1,835,000	$1,199,000

Non-vested shares:
Non-vested beginning of period	408,510	348,385	348,385	320,940
Grants	—	—	109,450	74,040
Vested during period	—	—	(49,325)	(46,450)
Forfeitures	—	—	—	(145)
Non-vested end of period	408,510	348,385	408,510	348,385

Average per share value of non-vested shares (based on grant price)	$12.59	$12.96	$12.59	$12.96

Value of shares vested during the period (based on grant price)	$—	$—	$1,208,000	$960,000

Total charge to operations:
Outstanding restricted stock grants	$260,000	$227,000	$542,000	$476,000
Outstanding restricted stock units	24,000	22,000	44,000	45,000
	$284,000	$249,000	$586,000	$521,000

Note 12 - Fair Value of Financial Instruments

The Company measures the fair value of financial instruments based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy, distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions.  In accordance with the fair value hierarchy, Level 1 assets/liabilities are valued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other “observable” market inputs and Level 3 assets/liabilities are valued based significantly on “unobservable” market inputs.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012 (Continued)

Note 12 - Fair Value of Financial Instruments (Continued)

Financial Instruments Not Measured at Fair Value

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which adjustments to measure at fair value are not reported:

Cash and cash equivalents:  The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

Mortgages and loan payable: At June 30, 2012, the $218,000,000 estimated fair value of the Company’s mortgages and loan payable is more than their carrying value by approximately $8,193,000, assuming a blended market interest rate of 4.5% based on the 4.8 year weighted average remaining term of the mortgages and loan.

Mortgages payable - property held for sale:  At June 30, 2012, the $7,266,000 estimated fair value of the Company’s mortgages payable related to a property held for sale is more than their carrying value by approximately $343,000 assuming a blended market interest rate of 4.5% based on the 2.8 year weighted average remaining term of the mortgages.

Line of credit: At June 30, 2012, the $19,798,000 estimated fair value of the Company’s line of credit exceeds its carrying value by approximately $198,000 based on an estimated market rate of 4.75%.

The valuation of the assets for the Company’s properties held for sale, which is measured on a nonrecurring basis, have been determined to be a Level 2 within the valuation hierarchy, based on the respective contracts of sale, adjusted for closing costs and expenses.

The fair value of the Company’s mortgages and loan payable and line of credit were estimated using unobservable inputs such as available market information and discounted cash flow analysis based on borrowing rates the Company believes it could obtain with similar terms and maturities. These fair value measurements fall within Level 3 of the fair value hierarchy.

The Company’s other financial assets and liabilities consist primarily of unbilled rent receivables, escrow, deposits and other assets and receivables and accrued expenses and other liabilities. The carrying amounts of these assets and liabilities are not measured at fair value on a recurring basis, but are considered to be recorded at amounts that approximate fair value due to their short term nature.

Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012 (Continued)

Note 12 - Fair Value of Financial Instruments (Continued)

Financial Instruments Measured at Fair Value

The following table presents the fair values of the Company’s financial instruments as of June 30, 2012 (dollars in thousands):

	Carrying and	Fair Value Measurements Using Fair Value Hierarchy
	Fair Value	Level 1	Level 2
Financial assets:
Available-for-sale securities:
Equity securities	$280	$280	$—

Financial liabilities:
Derivative financial instruments	1,335	—	1,335

The Company does not currently own any financial instruments that are classified as Level 3.

Available-for-sale securities

The Company’s available-for-sale securities have a total cost of $153,000 and are included in other assets on the balance sheet.  At June 30, 2012, unrealized gains on such securities were $128,000 and unrealized losses were $1,000. The aggregate net unrealized gain of $127,000 is included in accumulated other comprehensive loss on the balance sheet.  Fair values are approximated based on current market quotes from financial sources that track such securities. All of the available-for-sale securities in an unrealized loss position are equity securities and amounts are not considered to be other than temporary impairments because the Company expects the value of these securities to recover and plans on holding them until at least such recovery occurs.

During the six months ended June 30, 2012, the Company sold certain available-for-sale securities for a net gain of $9,000, which is included in other income on the consolidated statement of income. At December 31, 2011, the Company recorded an impairment charge of $126,000 on such securities.

Derivative financial instruments

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  At June 30, 2012 and December 31, 2011, these derivatives are included in other liabilities on the consolidated balance sheet.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012 (Continued)

Note 12 - Fair Value of Financial Instruments (Continued)

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparty.  As of June 30, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

Note 13 - Derivative Financial Instruments

As of June 30, 2012, the Company had the following outstanding interest rate derivatives, all of which were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Notional Amount	Fixed Interest Rate	Maturity Date
Interest Rate Swap	$9,140	6.50%	December 2014
Interest Rate Swap	4,368	5.75	November 2020
Interest Rate Swap	3,930	4.75	August 2016
Interest Rate Swap	5,820	4.63	February 2019
Interest Rate Swap	2,180	4.50	April 2016
Interest Rate Swap	3,936	4.50	March 2017

The following table presents the fair value of the Company’s derivatives designated as hedging instruments as of June 30, 2012 and December 31, 2011 (dollars in thousands):

Asset Derivatives as of				Liability Derivatives as of
June 30, 2012		December 31, 2011		June 30, 2012		December 31, 2011
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Other Assets	$0	Other Assets	$0	Other Liabilities	$1,335	Other Liabilities	$923

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012 (Continued)

Note 13 - Derivative Financial Instruments (Continued)

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Amount of (loss) recognized on derivatives in Other Comprehensive Income	$(533)	$(342)	$(650)	$(290)
Amount of (loss) reclassified from Accumulated Other Comprehensive Income into Interest Expense	$(132)	$(80)	$(238)	$(162)

No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges for the three and six months ended June 30, 2012 and 2011.  During the twelve months ending June 30, 2013, the Company estimates an additional $501,000 will be reclassified from other comprehensive income as an increase to interest expense.

The derivative agreements in effect at June 30, 2012 provide that if the wholly-owned subsidiary of the Company which is a party to the agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to one of the derivative agreements and if the subsidiary defaults on the loan subject to the derivative agreement to which the Company is a party and if these are swap breakage losses on account of the derivative being terminated early, the Company could be held liable for interest rate swap breakage losses, if any.

As of June 30, 2012, the fair value of the derivatives including accrued interest but excluding any adjustments for nonperformance risk was approximately $1,448,000.  If the Company breaches any of the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $1,448,000.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012 (Continued)

Note 13 - Derivative Financial Instruments (Continued)

Two of the Company’s unconsolidated joint ventures, in which a wholly owned subsidiary of the Company is a 50% partner, had a $3,915,000 interest rate derivative outstanding at June 30, 2012. The interest rate derivative has an interest rate of 5.81% and matures in April 2018. The following table presents the Company’s 50% share of such derivative financial instrument (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Amount of (loss) recognized on derivative in Other Comprehensive Income	$(49)	$(63)	$(52)	$(87)
Amount of (loss) reclassified from Accumulated Other Comprehensive Income into Interest Expense	$(14)	$(14)	$(28)	$(14)

Note 14 - New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity and instead requires the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard is intended to enhance comparability between entities that report under GAAP and to provide a more consistent method of presenting other comprehensive income transactions that affect an entity’s equity. This standard was effective for the Company on January 1, 2012 and was applied retrospectively. The amendments in this update did not change the items reported in other comprehensive income or the reclassification of an item of other comprehensive income to net income but changed the way the information is presented in the Company’s consolidated financial statements.

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

Note 15 - Subsequent Events

Subsequent events have been evaluated and except as disclosed in the footnotes hereto, there were no other events relative to our consolidated financial statements that warrant additional disclosure.

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

Overview

We are a self-administered and self-managed real estate investment trust, organized in Maryland in 1982.  We acquire, own and manage a geographically diversified portfolio of retail (including furniture and office supply stores), industrial, office, flex, health and fitness and other properties, a substantial portion of which are under long-term net leases.  As of June 30, 2012, we owned 92 properties, one of which is held for sale, and one of which is a 50% tenancy in common interest.  Our joint ventures owned a total of six properties.  The 98 properties are located in 29 states.

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

In the first six months of 2012, we purchased six properties for an aggregate contract price of $14.3 million and contributed one property to an unconsolidated joint venture.  In 2011, we purchased six properties for an aggregate contract price of $28 million and a joint venture purchased a property for $3.2 million. We sold two properties in June 2012 and one property in May 2011 and recognized net gains of $2.2 million and $932,000, respectively.

In July 2012, we agreed to sell a property located in New York City for $18.25 million, inclusive of the assumption or prepayment of the related mortgage debt and without giving effect to an additional $2 million payment if, prior to the fifth anniversary of the closing, this property is further sold or converted to condominium or cooperative form of ownership.  We anticipate that the sale will be completed by September 30, 2012 and that the gain for financial statement purposes, without giving effect to the possible $2 million additional payment, will be approximately $15 million.

Our occupancy rate at June 30, 2012, based on square footage, is approximately 98.8%.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute currently at least 90% of ordinary taxable income to our stockholders.  We intend to comply with these requirements and to maintain our REIT status.

Results of Operations

The following table compares revenues and operating expenses of continuing operations for the periods indicated:

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(Dollars in thousands)	2012	2011	(Decrease)	% Change	2012	2011	(Decrease)	% Change
Revenues:
Rental income	$11,707	$10,964	$743	6.8%	$23,072	$21,790	$1,282	5.9%
Operating expenses:
Depreciation and amortization	2,507	2,254	253	11.2%	4,948	4,510	438	9.7%
General and administrative	1,796	1,903	(107)	(5.6)%	3,686	3,502	184	5.3%
Real estate acquisition costs	123	18	105	583%	166	45	121	269%
Real estate expenses	679	615	64	10.4%	1,306	1,159	147	12.7%
Leasehold rent	77	77	—	—	154	154	—	—
Total operating expenses	5,182	4,867	315	6.5%	10,260	9,370	890	9.5%

Operating income	$6,525	$6,097	$428	7.0%	$12,812	$12,420	$392	3.2%

Revenues

Rental income.  The increases are attributable primarily to $956,000 and $1.6 million earned during the three and six months ended June 30, 2012, respectively, from 12 properties we acquired beginning March 2011.   Partially offsetting these increases were net decreases during the three and six months ended June 30, 2012 of approximately $350,000 and $461,000, respectively, resulting from the contribution, on February 6, 2012, of our Plano, Texas property to a joint venture.  Rental income for the three and six months ended June 30, 2012 only includes January 2012 rent from this property.

Operating Expenses

Depreciation and amortization.  The increases are substantially due to depreciation expense on the 12 properties we acquired beginning March 2011, partially offset by the decrease in depreciation resulting from the contribution of our Plano, Texas property to a joint venture.

General and administrative expenses.  Contributing to the increase in the six months ended June 30, 2012 was (i) an $88,000 increase in payroll and payroll related expenses due to higher levels of compensation and (ii) a $65,000 increase in non-cash compensation expense related to our restricted stock awards which increased due to the increase in number of awards granted and a higher fair value of such awards at the time of grant. The three months ended June 30, 2012 increased for similar reasons; however, such increases were offset by a $125,000 decrease in the expense recorded relating to the compensation and services agreement.  The $125,000 increase for the three months ended March 31, 2011 ($500,000 per annum) was not recorded until the three months ended June 30, 2011.

Real estate acquisition costs.  These expenses increased in the three and six months ended June 30, 2012 due to the inclusion of expenses related to several more acquisitions in the current periods.

Real estate expenses.  The increase for the six months ended June 30, 2012 is attributable to the following factors: (i) approximately $49,000 is due to legal fees incurred for the organization of our Plano, Texas joint venture; (ii)  approximately $257,000 is due to the net increase in expenses (including approximately $172,000 of real estate taxes) relating to five properties we acquired between July 2011 and April 2012; and (iii) increases in various components of real estate expenses, none of which was individually material. Partially offsetting the increase was the inclusion in the six months ended June 30, 2011 of $184,000 of real estate taxes compared to $22,000 in the six months ended June 30, 2012 related to the Plano, Texas property that was contributed to a joint venture in February 2012.

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(Dollars in thousands)	2012	2011	(Decrease)	% Change	2012	2011	(Decrease)	% Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$384	$105	$279	266%	$453	$135	$318	236%
Gain on settlement of debt	—	1,240	(1,240)	(100)%	—	1,240	(1,240)	(100)%
Other income	209	40	169	423%	224	53	171	323%
Interest:
Expense	(3,430)	(3,224)	(206)	(6.4)%	(6,738)	(6,755)	17	0.3%
Amortization of deferred financing costs	(192)	(174)	(18)	10.3%	(381)	(479)	98	20.5%
Gain on sale of real estate	—	—	—	—	319	—	319	n/a

Equity in earnings of unconsolidated joint ventures. The increases are attributable to: (i) our approximate 36% share (i.e., $233,000) of the net settlement entered into in May 2012 with a former tenant; (ii) the inclusion during the six months ended June 30, 2011 of our 50% share (i.e., $62,000) of real estate acquisition costs incurred in connection with the purchase of a property by a joint venture in March 2011; and (iii) our 90% share (i.e., $32,000 and $52,000 for the three and six months ended June 30, 2012, respectively) of net operating income from our Plano, Texas joint venture. Partially offsetting the increase was the inclusion during the six months ended June 30, 2012 of our share (i.e., $68,000) of real estate acquisition costs related to this joint venture.

Gain on settlement of debt. This gain represents the satisfaction, at less than face value, of the $8.9 million mortgage payable related to the property previously leased by Robb & Stucky, a former tenant at our Plano, Texas property, that filed for bankruptcy in February 2011.  The $1.24 million gain is net of a $19,000 write off of the balance of related deferred mortgage costs.

Other income.  The three and six months ended June 30, 2012 includes a $199,000 settlement with the carrier of a commercial crime insurance policy relating to our claim against our former president.

Interest expense.  The following table details interest expense for the periods indicated:

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(Dollars in thousands)	2012	2011	(Decrease)	% Change	2012	2011	(Decrease)	% Change
Interest expense:
Credit line interest	$300	$110	$190	173%	$571	$459	$112	24.4%
Mortgage interest	3,130	3,114	16	0.5%	6,167	6,296	(129)	(2.0)%
Total	$3,430	$3,224	$206	6.4%	$6,738	$6,755	$(17)	(0.3)%

Credit line interest

The increases are due to the $13.3 million and $5.8 million, or 193% and 41% increases in the weighted average balances outstanding under our line of credit in the three and six months ended June 30, 2012, respectively. The weighted average balances increased due to borrowings for property acquisitions, partially offset by repayments with financing proceeds from three properties purchased in 2011. The increases in credit line interest were partially offset by the (i) decrease from 6% to 5.5%, effective August 5, 2011, in the annual interest rate charged on the credit line; and (ii) capitalization of $35,000 of interest expense incurred in connection with improving our Cherry Hill, New Jersey property during the six months ended June 30, 2012.

Mortgage interest

The following table reflects the interest rate on our mortgage debt and principal amount of outstanding mortgage debt, in each case on a weighted average basis:

	Three Months Ended June 30,		Increase	%	Six Months Ended June 30,		Increase	%
(Dollars in thousands)	2012	2011	(Decrease)	Change	2012	2011	(Decrease)	Change
Interest rate on mortgage debt	6.02%	6.32%	(0.30)%	(4.7)%	6.05%	6.28%	(0.23)%	(3.7)%
Principal amount of mortgage debt	$208,077	$197,000	$11,077	5.6%	$204,008	$200,616	$3,392	1.7%

The decrease of $129,000 in mortgage interest expense for the six months ended June 30, 2012 is due to the decrease in the weighted average interest rate on outstanding mortgage debt, partially offset by the increase in the weighted average amount of mortgage debt outstanding.  The increase of $16,000 in mortgage interest expense for the three months ended June 30, 2012 is due to the increase in the weighted average amount of mortgage debt outstanding, partially offset by a decrease in the weighted average interest rate on outstanding mortgage debt. The decrease in the weighted average interest rate is due to the payoffs and settlement in 2011 of $19.6 million of mortgage debt with a weighted average interest rate of approximately 7.4% and the financing in 2011 and 2012 of $ 33.8 million of mortgage debt with a weighted average interest rate of approximately 4.9%.

Amortization of deferred financing costs.  The decrease in the six months, ended June 30, 2012 is primarily due to accelerated amortization of deferred financing costs of approximately $129,000 relating to two mortgage loans that were paid in full in February 2011.  These decreases were partially offset by the amortization of deferred financing costs that were incurred in connection with financings on several properties we acquired in 2011 and 2012.

Gain on sale of real estate. In February 2012, we contributed our Plano, Texas property to a joint venture in exchange for a 90% interest therein and our joint venture partner contributed $1.5 million for a 10% interest therein.

Discontinued Operations

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(Dollars in thousands)	2012	2011	(Decrease)	% Change	2012	2011	(Decrease)	% Change
Income from operations	$53	$126	$(73)	(57.9)%	$85	$328	$(243)	(74.1)%
Net gain on sale	2,205	932	1,273	137%	2,205	932	1,273	137%
Income from discontinued operations	$2,258	$1,058	$1,200	113%	$2,290	$1,260	$1,030	81.7%

Discontinued operations for the three and six months ended June 30, 2012 includes the income from operations and gain on sale of two properties sold in June 2012 and the operations of one property deemed held for sale at June 30, 2012. Discontinued operations for the three and six months ended June 30, 2011 includes the income from operations of these three properties, as well as the operations and gain on sale of one property sold in May 2011.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from our operations, cash and cash equivalents, borrowings under our revolving credit facility, refinancing existing mortgage loans and obtaining mortgage loans secured by our unencumbered properties.  Our available liquidity at July 31, 2012, without giving effect to the balances of $6 million we are required to maintain pursuant to the credit facility, and after giving effect to the increased borrowing capacity available under the amendment to the credit facility effective as of July 31, 2012, was approximately $69.3 million, including $9.6 million of cash and cash equivalents and $59.7 million available under the credit facility. See “- Credit Facility” for information about the amendment to the credit facility.

Liquidity and Financing

We expect to meet substantially all of our operating cash requirements (including dividend payments) from cash flow from operations. To the extent that cash flow from operations is not adequate to cover all of our operating needs, we will be required to use our available cash and cash equivalents or draw on our credit line (to the extent permitted).

At June 30, 2012, including two mortgages on a property held for sale and excluding mortgages indebtedness of our unconsolidated joint ventures, we had 41 outstanding mortgages payable and one loan payable secured by 58 properties, in aggregate principal amount of approximately $216.7 million. These mortgages and loan represent first liens on individual real estate investments with an aggregate carrying value of approximately $469.3 million, before accumulated depreciation. The mortgages and loan bear interest at fixed rates ranging from 3.2% to 8.8% (a 5.5% weighted average interest rate) and mature between 2012 and 2037.

Mortgage debt, including two mortgages on a property held for sale and excluding mortgages indebtedness of our unconsolidated joint ventures, in principal amount of $72.1 million is payable from July 2012 through December 31, 2014 (i.e., $25.4 million in 2012, $10.1 million in 2013 and $36.6 million in 2014). Such debt includes principal balances due at maturity of $22.8 million, $4.5 million and $30.9 million in 2012, 2013 and 2014, respectively.  We anticipate that the debt amortization payments will be paid primarily from cash and cash equivalents and cash flow from operations, and that principal balances due at maturity will generally be satisfied through mortgage financings and refinancings. If we are unsuccessful in refinancing our existing indebtedness or financing our unencumbered properties, our cash flow, funds available under our credit facility and available cash, if any, may not be sufficient to repay all debt obligations when payments become due, and we may need to issue additional equity, obtain long or short term debt, or dispose of properties on unfavorable terms.

The $22.8 million principal balance due at maturity in 2012 represents a mortgage loan secured by mortgages/deeds of trust on our eleven properties leased to Haverty Furniture Companies, Inc. and matures September 1, 2012.  We believe we will be able to refinance such loan on favorable terms, though no assurance can be given that we will be successful in this regard.

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

Credit Facility

We can borrow, subject to compliance with our borrowing base, up to $75 million pursuant to our revolving credit facility which is available for the acquisition of commercial real estate, repayment of mortgage debt, and for any other purpose, provided, to the extent used for general working capital purposes, such use will not exceed $10 million. The facility bears interest at the greater of (i) 90 day LIBOR plus 3% and (ii) 4.75%.  There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $75 million.  We are required to maintain at least $6 million average outstanding collected deposit balances with the lenders.  The facility is guaranteed by our subsidiaries that own unencumbered properties and is secured by our equity interest in each subsidiary.  Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under the facility.

This facility includes certain restrictions and covenants which limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties.  As of June 30, 2012, we were in compliance with applicable covenants.

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

As of June 30, 2012, we had seven interest rate swap agreements outstanding, including one held by two of our unconsolidated joint ventures.  The fair value of our interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time.  At June 30, 2012, if there had been a 1% increase in forward interest rates, the fair market value of the interest rate swaps and net unrealized loss on derivative instruments would have decreased by approximately $1.0 million.  If there had been a 1% decrease in forward interest rates, the fair market value of the interest rate swaps and net unrealized loss on derivative instruments would have increased by approximately $1.4 million.  These changes would not have any impact on our net income or cash.

From time to time, we utilize interest rate swaps to limit interest rate risk.  Derivatives are used for hedging purposes - not for speculation.  We do not enter into interest rate swaps for trading purposes.

Except for $5.24 million debt we drew down on our Cherry Hill, New Jersey property in March and April 2012, all of our mortgage debt (excluding our mortgages subject to the interest swap agreements) bears interest at fixed rates, and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages. For the period of March 2012 through June 30, 2012, if there had been a 1% increase or decrease in interest rates on our Cherry Hill, New Jersey property variable rate outstanding debt, our interest expense would have increased (decreased) by $16,000 and $(4,000), respectively.

We assessed the market risk for our revolving variable rate credit facility and believe that there is no foreseeable market risk because interest is charged at the greater of (i) 90 day LIBOR plus 3% and (ii) 5.5% per annum.  At June 30, 2012, 90 day LIBOR plus 3% was approximately 3.46%; therefore, a 1% increase or decrease would not have any impact on our interest expense related to this facility.

Item 4.  Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

One Liberty Properties, Inc.
(Registrant)

Date: August 8, 2012	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: August 8, 2012	/s/ David W. Kalish
David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)