Form 10-Q
period 2012-09-30
ONE LIBERTY PROPERTIES INC
filed 2012-11-09
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

As of November 1, 2012, the registrant had 15,005,642 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Real estate investments, at cost
Land	$133,017	$129,223
Buildings and improvements	327,046	317,294
Total real estate investments, at cost	460,063	446,517
Less accumulated depreciation	62,720	56,148
Real estate investments, net	397,343	390,369

Property contributed to joint venture	—	11,842
Properties held for sale, net (including related assets of $87 and $502, respectively)	3,173	10,986
Investment in unconsolidated joint ventures	17,312	5,093
Cash and cash equivalents	15,434	12,668
Unbilled rent receivable	13,346	12,303
Unamortized intangible lease assets	14,193	11,779
Escrow, deposits and other assets and receivables	4,831	3,252
Investment in BRT Realty Trust at market (related party)	241	235
Unamortized deferred financing costs	3,185	2,209

Total assets	$469,058	$460,736

Liabilities and Equity
Liabilities:
Mortgages and loan payable	$210,545	$198,879
Mortgages payable - property held for sale	—	6,970
Line of credit	6,350	20,000
Dividends payable	4,931	4,805
Accrued expenses and other liabilities	5,886	5,969
Unamortized intangible lease liabilities	4,843	5,166

Total liabilities	232,555	241,789

Commitments and contingencies	—	—

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized; 14,535 and 14,213 shares issued and outstanding	14,535	14,213
Paid-in capital	194,746	189,486
Accumulated other comprehensive loss	(1,575)	(1,019)
Accumulated undistributed net income	28,319	15,605
Total One Liberty Properties, Inc. stockholders’ equity	236,025	218,285
Non-controlling interests in joint ventures	478	662
Total equity	236,503	218,947

Total liabilities and equity	$469,058	$460,736

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental income, net	$11,792	$10,755	$34,570	$32,309

Operating expenses:
Depreciation and amortization	2,503	2,334	7,410	6,803
General and administrative (including $572, $572, $1,716 and $1,716, respectively, to related party)	1,911	1,804	5,598	5,307
Real estate acquisition costs	93	131	259	176
Real estate expenses (including $150, $150, $450 and $450, respectively, to related party)	644	553	1,949	1,711
Leasehold rent	77	77	231	231
Total operating expenses	5,228	4,899	15,447	14,228

Operating income	6,564	5,856	19,123	18,081

Other income and expenses:
Equity in earnings of unconsolidated joint ventures	121	105	575	241
Gain on settlement of debt	—	—	—	1,240
Other income	6	9	230	61
Interest:
Expense	(3,383)	(3,150)	(10,121)	(9,906)
Amortization of deferred financing costs	(202)	(177)	(583)	(656)
Gain on sale of real estate	—	—	319	—
Income from continuing operations	3,106	2,643	9,543	9,061
Discontinued operations:
Income from operations	264	122	602	646
Net gain on sales	15,050	—	17,254	932
Income from discontinued operations	15,314	122	17,856	1,578

Net income	18,420	2,765	27,399	10,639
Less net income attributable to non-controlling interests	(6)	—	(13)	—
Net income attributable to One Liberty Properties, Inc.	$18,414	$2,765	$27,386	$10,639

Weighted average number of common shares outstanding:
Basic	14,443	14,143	14,370	13,663
Diluted	14,543	14,143	14,470	13,663

Per common share attributable to common stockholders — basic:
Income from continuing operations	$.21	$.18	$.64	$.64
Income from discontinued operations	1.03	.01	1.21	.11
	$1.24	$.19	$1.85	$.75
Per common share attributable to common stockholders — diluted:
Income from continuing operations	$.21	$.18	$.64	$.64
Income from discontinued operations	1.02	.01	1.20	.11
	$1.23	$.19	$1.84	$.75

Cash distributions declared per share of common stock	$.33	$.33	$.99	$.99

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$18,420	$2,765	$27,399	$10,639

Other comprehensive (loss)
Net unrealized (loss) gain on available-for-sale securities	(1)	(21)	10	(108)
Net unrealized (loss) on derivative instruments	(118)	(595)	(530)	(724)
One Liberty Property’s share of joint venture net unrealized (loss) on derivative instruments	(11)	(106)	(36)	(177)
Other comprehensive (loss)	(130)	(722)	(556)	(1,009)

Comprehensive income	18,290	2,043	26,843	9,630
Less: comprehensive income attributable to non-controlling interests	(6)	—	(13)	—

Comprehensive income attributable to One Liberty Properties, Inc.	$18,284	$2,043	$26,830	$9,630

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the nine month period ended September 30, 2012 (Unaudited)

and the year ended December 31, 2011

(Amounts in Thousands, Except Per Share Data)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Undistributed Net Income	Non- Controlling Interests in Joint Ventures	Total

Balances, January 1, 2011	$11,212	$147,158	$(156)	$20,969	$—	$179,183

Distributions - common stock Cash - $1.32 per share	—	—	—	(19,088)	—	(19,088)
Shares issued in public offering - net of offering costs of $282	2,700	37,869	—	—	—	40,569
Shares issued through dividend reinvestment plan	255	3,496	—	—	—	3,751
Contribution from non-controlling interest	—	—	—	—	666	666
Restricted stock vesting	46	(46)	—	—	—	—
Compensation expense - restricted stock	—	1,009	—	—	—	1,009
Net income	—	—	—	13,724	(4)	13,720
Other comprehensive (loss)	—	—	(863)	—	—	(863)

Balances, December 31, 2011	14,213	189,486	(1,019)	15,605	662	218,947

Distributions - common stock Cash - $.99 per share	—	—	—	(14,672)	—	(14,672)
Shares issued through dividend reinvestment plan	152	2,368	—	—	—	2,520
Shares issued through equity offering program - net	121	2,032	—	—	—	2,153
Contribution from non-controlling interest	—	—	—	—	93	93
Distribution to non-controlling interest	—	—	—	—	(290)	(290)
Restricted stock vesting	49	(49)	—	—	—	—
Compensation expense - restricted stock	—	909	—	—	—	909
Net income	—	—	—	27,386	13	27,399
Other comprehensive (loss)	—	—	(556)	—	—	(556)

Balances, September 30, 2012	$14,535	$194,746	$(1,575)	$28,319	$478	$236,503

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$27,399	$10,639
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on settlement of debt	—	(1,240)
Gain on sales of real estate	(17,573)	(932)
Gain on sale of available-for-sale securities	(9)	—
Increase in rental income from straight-lining of rent	(1,009)	(1,019)
(Increase) decrease in rental income resulting from bad debt expense	(116)	514
Decrease in rental income from amortization of intangibles relating to leases	12	50
Amortization of restricted stock expense	909	770
Equity in earnings of unconsolidated joint ventures	(575)	(241)
Distributions of earnings from unconsolidated joint ventures	356	308
Depreciation and amortization	7,597	7,135
Amortization and write off of financing costs	607	681
Changes in assets and liabilities:
Increase in escrow, deposits, other assets and receivables	(1,899)	(362)
Decrease in accrued expenses and other liabilities	(614)	(368)
Net cash provided by operating activities	15,085	15,935

Cash flows from investing activities:
Purchase of real estate and improvements	(17,022)	(22,887)
Net proceeds from sale of real estate	24,823	11,544
Investment in unconsolidated joint ventures	—	(669)
Distributions of return of capital from unconsolidated joint ventures	95	58
Net proceeds from sale of available-for-sale securities	369	—
Net cash provided by (used in) investing activities	8,265	(11,954)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(4,364)	(4,132)
Repayment of mortgages payable	(29,758)	(15,302)
Proceeds from mortgage financings	38,818	3,004
Proceeds from sale of common stock, net	2,153	40,569
Proceeds from bank line of credit	9,300	20,000
Repayment on bank line of credit	(22,950)	(36,200)
Issuance of shares through dividend reinvestment plan	2,520	2,807
Payment of financing costs	(1,560)	(723)
Capital contributions from non-controlling interests	93	—
Distribution to non-controlling interest	(290)	—
Cash distributions to common stockholders	(14,546)	(13,306)
Net cash used in financing activities	(20,584)	(3,283)

Net increase in cash and cash equivalents	2,766	698
Cash and cash equivalents at beginning of period	12,668	7,732
Cash and cash equivalents at end of period	$15,434	$8,430

Continued on next page

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

	Nine Months Ended September 30,
	2012	2011

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$10,386	$10,440

Supplemental schedule of non-cash investing and financing activities:
Contribution of property to unconsolidated joint venture	11,734	—
Settlement of mortgage debt	—	1,259
Purchase accounting allocation - intangible lease assets	3,487	1,622
Purchase accounting allocation - intangible lease liabilities	11	612
Reclassification of real estate owned to property contributed to joint venture	—	11,829
Reclassification of real estate owned to properties held for sale	3,173	11,118
Reclassification of 2010 prepaid tenant improvement allowance to building improvements	—	1,750

See accompanying notes to consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2012

Note 1 - Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland.  OLP is a self-administered and self-managed real estate investment trust (“REIT”).  OLP acquires, owns and manages a geographically diversified portfolio of retail (including furniture and office supply stores), industrial, office, flex, health and fitness and other properties, a substantial portion of which are under long-term net leases.  As of September 30, 2012, OLP owned 91 properties, two of which are owned by consolidated joint ventures and one of which is a 50% tenancy in common interest.  OLP’s unconsolidated joint ventures owned a total of six properties. The 97 properties are located in 29 states.

Note 2 - Basis of Preparation

The accompanying interim unaudited consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for the full year.

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

The Company accounts for its 50% tenancy in common interest as an undivided interest in the assets, liabilities, revenues and expenses of the tenancy in common.

The Financial Accounting Standards Board, or FASB, guidance for determining whether an entity is a variable interest entity, or VIE, requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.

The Company assesses the accounting treatment for each joint venture investment. This assessment includes a review of each joint venture or limited liability company agreement to determine the rights of each party and whether those rights are protective or participating.  For the Company’s VIE, the Company reviews such agreement to determine which party has the power to direct the activities that most significantly impact the entity’s economic performance.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2012 (Continued)

Note 2 - Basis of Preparation (Continued)

The agreements typically contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan. In situations where the Company and its partner (i) approve the annual budget, (ii) approve certain expenditures, (iii) prepare or review and approve the joint venture’s tax return before filing, and (iv) approve each lease at each property, the Company does not consolidate the joint venture as the Company considers these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of the joint venture.

With respect to the two consolidated joint ventures in which the Company has a 90% and 95% interest, the Company has determined that (i) such ventures are not VIE’s and (ii) the Company exercises substantial operating control and accordingly, such ventures are consolidated for financial statement purposes.

In February 2012, the Company contributed its property located in Plano, Texas to a joint venture (see Note 4) in exchange for a 90% equity interest therein. The Company has determined that this joint venture is a VIE; however, the Company is not the primary beneficiary and accordingly, the Company accounts for its investment in this joint venture under the equity method from the date of contribution.

The Company accounts for its investments in five other unconsolidated joint ventures under the equity method of accounting.  All investments in these five joint ventures have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support and, as a group, the holders of the equity at risk have power through voting rights to direct the activities of these ventures. As a result, none of these five joint ventures are variable interest entities.  In addition, although the Company is the managing member, it does not exercise substantial operating control over these entities, and therefore the entities are not consolidated.  These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for their share of equity in earnings, cash contributions and distributions.  None of the joint venture debt is recourse to the Company, subject to standard carve-outs.

Certain amounts reported in previous consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current period’s presentation, primarily to reclassify the transferred assets and liabilities of three properties that were sold between June 2012 and September 2012 and one property that was sold in October 2012 to properties held for sale at December 31, 2011 and to classify the operations of these properties to discontinued operations for all periods presented. In addition, the net book value of the Plano, Texas property that was contributed to a joint venture in February 2012 was reclassified from real estate investments to property contributed to joint venture at December 31, 2011. The accounting treatment presentation on the accompanying consolidated statements of income is to reflect the results of this property’s operations

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2012 (Continued)

Note 2 - Basis of Preparation (Continued)

prospectively following its transfer to the joint venture as “equity in earnings of unconsolidated joint ventures” with no reclassification adjustments for discontinued operations.

These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Note 3 - Earnings Per Common Share

For the three and nine months ended September 30, 2012 and 2011, basic earnings per share was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income is also allocated to the unvested restricted stock during the applicable period as the restricted stock is entitled to receive dividends and is therefore considered a participating security.  Unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of unvested restricted stock.  The restricted stock units awarded under the Pay-for-Performance program described in Note 11 are excluded from the basic earnings per share calculation, as these units are not participating securities.

Diluted earnings per share reflects the potential dilution that could occur if securities or other rights exercisable for, or convertible into, common stock were exercised or converted or otherwise resulted in the issuance of common stock that shared in the earnings of the Company.  For the three and nine months ended September 30, 2012, the diluted weighted average number of common shares includes 100,000 shares of common stock underlying the restricted stock units awarded on September 14, 2010 under the Pay-For-Performance Program.  These 100,000 shares may vest upon satisfaction of the total stockholder return metric. The number of shares that would be issued pursuant to this metric is based on the current market price and dividends paid at the end of each quarterly period assuming the end of that quarterly period was the end of the vesting period.  These 100,000 shares are not included for the three and nine months ended September 30, 2011 as they did not meet the total stockholder return metric for such periods. The remaining 100,000 shares of common stock underlying the restricted stock units awarded under the Pay-For-Performance Program are not included during the three and nine months ended September 30, 2012 and 2011, as they did not meet the return of capital performance metric during such periods.

There were no options outstanding to purchase shares of common stock or other rights exercisable for, or convertible into, common stock during the three and nine months ended September 30, 2012 and 2011.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2012 (Continued)

Note 3 - Earnings Per Common Share (Continued)

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (dollars in thousands, except per share calculations):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator for basic and diluted earnings per share:
Income from continuing operations	$3,106	$2,643	$9,543	$9,061
Less net income attributable to noncontrolling interests	(6)	—	(13)	—
Less earnings allocated to unvested shares	—	(115)	—	(345)
Income from continuing operations available for common stockholders	3,100	2,528	9,530	8,716
Discontinued operations	15,314	122	17,856	1,578
Net income available for common stockholders, basic and diluted	$18,414	$2,650	$27,386	$10,294

Denominator for basic earnings per share
- weighted average common shares	14,443	14,143	14,370	13,663
- weighted average unvested restricted stock shares (a)	408	—	412	—
	14,851	14,143	14,782	13,663
Effect of diluted securities
- restricted stock units awarded under Pay-for-Performance program	100	—	100	—
Denominator for diluted earnings per share
- weighted average shares	14,951	14,143	14,882	13,663

Earnings per common share, basic	$1.24	$.19	$1.85	$.75
Earnings per common share, diluted	$1.23	$.19	$1.84	$.75

Amounts attributable to One Liberty Properties, Inc. common stockholders, net of noncontrolling interests:
Income from continuing operations	$3,100	$2,643	$9,530	$9,061
Income from discontinued operations	15,314	122	17,856	1,578

Net income	$18,414	$2,765	$27,386	$10,639

(a)          The three and nine months ended September 30, 2012 include unvested restricted stock since the earnings are in excess of the distributions for such periods.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2012 (Continued)

Note 4 - Investment in Unconsolidated Joint Ventures

In February 2012, the Company entered into a joint venture with an affiliate of Trammell Crow Company pursuant to which the venture contemplates re-developing a 6.2 acre site located in Plano, Texas into up to two Class A office buildings. The Company contributed this property to the joint venture in exchange for a 90% equity interest therein and Trammell Crow contributed $1,500,000 in exchange for a 10% equity interest therein which resulted in a $319,000 gain to the Company.  At September 30, 2012, the Company’s investment in this VIE, which includes the original basis of the property it contributed to the joint venture adjusted for the Company’s share of net income for the nine months ended September 30, 2012, was $12,116,000, which represents its maximum exposure to loss.

The Company’s six unconsolidated joint ventures each own and operate one property.  At September 30, 2012 and December 31, 2011, the Company’s equity investment in unconsolidated joint ventures totaled $17,312,000 and $5,093,000, respectively. The Company recorded equity in earnings of $575,000 and $241,000 for the nine months ended September 30, 2012 and 2011, respectively, and $121,000 and $105,000 for the three months ended September 30, 2012 and 2011, respectively. Equity in earnings for the nine months ended September 30, 2012 includes the Company’s $233,000 equity share of income pertaining to the net settlement entered into with a former tenant.

Note 5 - Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments.  If the financial condition of a specific tenant were to deteriorate resulting in an impairment of its ability to make payments, additional allowances may be required.  At September 30, 2012 and December 31, 2011, the balance in allowance for doubtful accounts was $218,000 and $335,000, respectively, recorded as a reduction to accounts receivable. The Company records bad debt expense as a reduction of rental income. For the three and nine months ended September 30, 2012, the Company recorded bad debt expense of $16,000 and $56,000, respectively, in income from continuing operations and net recoveries of previously recognized bad debt expense of $116,000 and $173,000, respectively, in discontinued operations, as a result of collections from one tenant.  For the three and nine months ended September 30, 2011, the Company recorded bad debt expense of $6,000 and $514,000, respectively, in income from continued operations. There was no bad debt expense in discontinued operations in the three and nine months ended September 30, 2011.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2012 (Continued)

Note 6 - Real Estate Acquisitions

The following chart details the Company’s real estate acquisitions during the nine months ended September 30, 2012.

Description of Property	Date Acquired	Contract Purchase Price	Terms of Payment	Third Party Real Estate Acquisition Costs (a)

Urban Outfitters retail store, Lawrence, Kansas	February 7, 2012	$1,230,000	Cash	$21,000

Three Applebee’s restaurants, Carrollton, Kennesaw and Cartersville, Georgia	March 12, 2012	8,568,000	Cash	81,000

Avalon Carpet Tile and Flooring, retail store and warehouse, Deptford, New Jersey	April 24, 2012	2,200,000	Cash and $2,040,000 mortgage (b)	—	(c)

Applebee’s restaurant, Lawrenceville, Georgia	May 17, 2012	2,340,000	Cash	18,000

Other (d)		—		139,000
		$14,338,000		$259,000

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

(d)         Costs incurred for potential acquisitions.

All of the properties purchased by the Company during 2012 are 100% occupied and are each leased to a single tenant pursuant to a long term net lease.

As a result of the 2012 purchases, the Company recorded intangible lease assets of $3,487,000 and intangible lease liabilities of $11,000, representing the value of the acquired leases and origination costs.  As of September 30, 2012, the weighted average amortization period for the 2012 acquisitions is 18.5 years for the intangible lease assets and 8.5 years for the intangible lease liabilities. The Company assessed the fair value of the lease intangibles based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 (as defined in Note 12) in the fair value hierarchy. The Company is currently in the process of finalizing the purchase price allocations for the properties purchased in April and May 2012; therefore, these allocations are preliminary and subject to change.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2012 (Continued)

Note 7 - Discontinued Operations and Properties Held for Sale

During the nine months ended September 30, 2012, the Company sold to unrelated parties, a property located in Florida and leased to Office Depot and two properties located in New York. The total sales price aggregated $24,823,000, net of closing costs, and the Company realized aggregate gains of $17,254,000.

On October 18, 2012, the Company sold a property located in Texas for $5,000,000 and estimates that the gain will be approximately $1,650,000.  At September 30, 2012, this property had a net book value of $3,173,000, including related assets of $87,000, and is reflected as held for sale on the accompanying consolidated balance sheets and statement of operations.

The operations and net gain on sale of the three properties sold in the nine months ended September 30, 2012 and the operations of the property sold in October 2012 are included in discontinued operations. The net book value of the four properties, including related assets of $502,000, was $10,986,000 at December 31, 2011 and is included in properties held for sale on the accompanying consolidated balance sheet.

During 2011, the Company sold one property, leased to Office Depot and located in California, to an unrelated party for $11,544,000, net of closing costs, and realized a gain of $932,000. This gain and the operations of this property are included in discontinued operations.

The following summarizes the components of income from discontinued operations (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Rental income	$381	$395	$1,222	$1,527

Depreciation and amortization	17	89	187	331
Real estate expenses	—	67	101	198
Interest expense	100	117	332	352
Total expenses	117	273	620	881

Income from operations	264	122	602	646
Net gain on sales	15,050	—	17,254	932

Income from discontinued operations	$15,314	$122	$17,856	$1,578

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2012 (Continued)

Note 8 - Line of Credit

Effective as of July 31, 2012, the Company entered into an amendment of its credit facility with VNB New York Corp., Bank Leumi USA, Israel Discount Bank of New York and Manufacturer’s & Trader’s Trust Company, which, among other things, reduced the interest rate floor from 5.5% to 4.75%, increased permitted borrowings from $55,000,000 to $75,000,000, subject to compliance with the borrowing base, and extended the expiration date by two years to March 31, 2015. In connection with the amendment, the Company incurred an aggregate of $800,000 in commitment and extension fees which is being amortized over the term of the facility.

The Company pays interest at the greater of (i) 90 day LIBOR plus 3% (3.36% at September 30, 2012) and (ii) 4.75% per annum, and there is an unused facility fee of .25% per annum. At September 30, 2012 and October 31, 2012, $6,350,000 and $2,850,000, respectively, was outstanding under the facility. The Company is in compliance with all covenants at September 30, 2012.

Note 9 - Common Stock Cash Dividend

On September 11, 2012, the Board of Directors declared a quarterly cash dividend of $.33 per share on the Company’s common stock, totaling $4,931,000. The quarterly dividend was paid on October 4, 2012 to stockholders of record as of September 25, 2012.

Note 10 - Accumulated Other Comprehensive Loss

The following table presents the components of accumulated other comprehensive loss reported on the balance sheet (dollars in thousands):

	September 30, 2012	December 31, 2011
Net unrealized gain on available-for-sale securities	$127	$117
Unrealized loss on available-for-sale securities in a joint venture	(31)	(31)
Net unrealized loss on derivative instruments	(1,453)	(923)
50% share of net unrealized loss on derivative instrument in joint ventures	(218)	(182)

Accumulated other comprehensive loss	$(1,575)	$(1,019)

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2012 (Continued)

Note 11 - Stock Based Compensation

The Company’s 2012 Incentive Plan, approved by the Company’s stockholders in June 2012, permits the Company to grant, among other things, stock options, restricted stock units and performance share awards and any one or more of the foregoing to its employees, officers, directors and consultants.  A maximum of 600,000 shares of the Company’s common stock is authorized for issuance pursuant to this Plan, none of which have been issued. An aggregate of 407,460 shares of restricted stock and restricted stock units are outstanding under the Company’s 2003 and 2009 equity incentive plans (collectively, the “Prior Plans”) and have not yet vested.  No additional awards may be granted under the Prior Plans.

The restricted stock grants are charged to general and administrative expense over the respective vesting periods based on the market value of the common stock on the grant date. Substantially all restricted stock awards made to date provide for vesting on or about the fifth anniversary of the grant date, subject to accelerated vesting under specified circumstances. For financial statement purposes, the restricted stock is not included in the shares shown as outstanding on the balance sheet until they vest; however dividends are paid on the unvested shares.

On September 14, 2010, the Board of Directors approved a Pay-for-Performance Program under the Company’s 2009 Incentive Plan, and awarded 200,000 performance share awards in the form of restricted stock units (the “Units”). The holders of Units are not entitled to dividends or to vote the underlying shares until the Units vest and shares are issued. Accordingly, for financial statement purposes, the shares underlying the Units are not included in the shares shown as outstanding on the balance sheet.  If the defined performance criteria are satisfied in full at June 30, 2017, one share of the Company’s common stock will vest and be issued for each Unit outstanding and a pro-rata portion of the Units will vest and be issued if the performance criteria fall between defined ranges.  In the event that the performance criteria are not satisfied in whole or in part at June 30, 2017, the unvested Units will be forfeited and no shares of the Company’s common stock will be issued for those Units.  No Units were granted, vested or forfeited in the nine months ended September 30, 2012.

As of September 30, 2012, there were no options outstanding under our equity incentive plans.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2012 (Continued)

Note 11 - Stock Based Compensation (Continued)

The following is a summary of the activity of the incentive plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Restricted share grants	—	—	109,450	74,040
Average per share grant price	—	—	$16.77	$16.19
Deferred compensation to be recognized over vesting period	—	—	$1,835,000	$1,199,000

Non-vested shares:
Non-vested beginning of period	408,510	348,385	348,385	320,940
Grants	—	—	109,450	74,040
Vested during period	—	—	(49,325)	(46,450)
Forfeitures	(1,050)	—	(1,050)	(145)
Non-vested end of period	407,460	348,385	407,460	348,385

Average per share value of non-vested shares (based on grant price)	$12.59	$12.96	$12.59	$12.96

Value of shares vested during the period (based on grant price)	$—	$—	$1,208,000	$960,000

Total charge to operations:
Outstanding restricted stock grants	$250,000	$227,000	$792,000	$703,000
Outstanding restricted stock units	73,000	22,000	117,000	67,000
	$323,000	$249,000	$909,000	$770,000

As of September 30, 2012, there were approximately $3,599,000 of total compensation costs related to nonvested awards that have not yet been recognized, including $615,000 related to the Pay-for-Performance Program (net of forfeiture and performance assumptions which are re-evaluated quarterly). These compensation costs will be charged to general and administrative expense over the remaining respective vesting periods. The weighted average vesting period is approximately 3.3 years.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2012 (Continued)

Note 12 - Fair Value Measurements

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

The carrying amounts of cash and cash equivalents, escrow, deposits and other assets and receivables, and accrued expenses and other liabilities are not measured at fair value on a recurring basis, but are considered to be recorded at amounts that approximate fair value.

At September 30, 2012, the $217,039,000 estimated fair value of the Company’s mortgages and loan payable is more than their carrying value by approximately $6,494,000 assuming a blended market interest rate of 4.75% based on the 6.9 year weighted average remaining term of the mortgages and loan.

At September 30, 2012, the $6,350,000 carrying amount of the Company’s line of credit approximates its fair value.

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

September 30, 2012 (Continued)

Note 12 - Fair Value Measurements (Continued)

Financial Instruments Measured at Fair Value

The following table presents the fair values of the Company’s financial instruments on a recurring basis as of September 30, 2012 (dollars in thousands):

	Carrying and	Fair Value Measurements Using Fair Value Hierarchy on a Recurring Basis
	Fair Value	Level 1	Level 2
Financial assets:
Available-for-sale securities:
Equity securities	$280	$280	$—

Financial liabilities:
Derivative financial instruments	1,453	—	1,453

The Company does not currently own any financial instruments that are classified as Level 3.

Available-for-sale securities

The Company’s available-for-sale securities have a total cost of $153,000 and are included in other assets on the balance sheet.  At September 30, 2012, unrealized gains on such securities were $128,000 and unrealized losses were $1,000. The aggregate net unrealized gain of $127,000 is included in accumulated other comprehensive loss on the balance sheet.  Fair values are approximated based on current market quotes from financial sources that track such securities. All of the available-for-sale securities in an unrealized loss position are equity securities and amounts are not considered to be other than temporary impairments because the Company expects the value of these securities to recover and plans on holding them until at least such recovery occurs.

During the nine months ended September 30, 2012, the Company sold certain available-for-sale securities for gross proceeds of $369,000 and recognized a gain of $9,000, which is included in other income on the consolidated statement of income. At December 31, 2011, the Company recorded an impairment charge of $126,000 on such securities.

Derivative financial instruments

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  At September 30, 2012 and December 31, 2011, these derivatives are included in other liabilities on the consolidated balance sheet.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2012 (Continued)

Note 12 - Fair Value Measurements (Continued)

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparty.  As of September 30, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

Note 13 - Derivative Financial Instruments

As of September 30, 2012, the Company had the following outstanding interest rate derivatives pertaining to certain of its mortgages payable, all of which were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Notional Amount	Fixed Interest Rate	Maturity Date
Interest Rate Swap	$9,089	6.50%	December 2014
Interest Rate Swap	4,346	5.75	November 2020
Interest Rate Swap	3,909	4.75	August 2016
Interest Rate Swap	5,789	4.63	February 2019
Interest Rate Swap	2,168	4.50	April 2016
Interest Rate Swap	3,915	4.50	March 2017

The following table presents the fair value of the Company’s derivatives designated as hedging instruments as of September 30, 2012 and December 31, 2011 (dollars in thousands):

Liability Derivatives as of
September 30, 2012		December 31, 2011
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Other Liabilities	$1,453	Other Liabilities	$923

The Company did not have any asset derivatives as of September 30, 2012 and December 31, 2011.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2012 (Continued)

Note 13 - Derivative Financial Instruments (Continued)

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amount of (loss) recognized on derivatives in Other Comprehensive (Loss)	$(251)	$(687)	$(901)	$(977)
Amount of (loss) reclassified from Accumulated Other Comprehensive (Loss) into Interest Expense	$(133)	$(92)	$(371)	$(253)

No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges for the three and nine months ended September 30, 2012 and 2011.  During the twelve months ending September 30, 2013, the Company estimates an additional $523,000 will be reclassified from other comprehensive income as an increase to interest expense.

The derivative agreements in effect at September 30, 2012 provide that if the wholly owned subsidiary of the Company which is a party to the agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to one of the derivative agreements and if the subsidiary defaults on the loan subject to the derivative agreement to which the Company is a party and if these are swap breakage losses on account of the derivative being terminated early, the Company could be held liable for interest rate swap breakage losses, if any.

As of September 30, 2012, the fair value of the derivatives including accrued interest but excluding any adjustments for nonperformance risk was approximately $1,572,000.  If the Company breaches any of the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $1,572,000.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2012 (Continued)

Note 13 - Derivative Financial Instruments (Continued)

Two of the Company’s unconsolidated joint ventures, in which a wholly owned subsidiary of the Company is a 50% partner, had a $3,897,000 interest rate derivative outstanding at September 30, 2012. The interest rate derivative has an interest rate of 5.81% and matures in April 2018. The following table presents the Company’s 50% share of such derivative financial instrument (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amount of (loss) recognized on derivative in Other Comprehensive (Loss)	$(25)	$(119)	$(78)	$(206)
Amount of (loss) reclassified from Accumulated Other Comprehensive (Loss) into Interest Expense	(14)	(14)	(42)	(29)

Note 14 - New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity and instead requires the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard is intended to enhance comparability between entities that report under GAAP and to provide a more consistent method of presenting other comprehensive income transactions that affect an entity’s equity. This standard was effective for the Company on January 1, 2012 and was applied retrospectively. The amendments in this update did not change the items reported in other comprehensive income or the reclassification of an item of other comprehensive income to net income but now the Company presents the components of other comprehensive income in two separate but consecutive statements.

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

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2012 (Continued)

Note 15 — Shares Issued Through Equity Offering Program

On August 9, 2012, the Company entered into an equity offering sales agreement to sell shares of the Company’s common stock from time to time with an aggregate sales price of up to $50,000,000, through an “at the market” equity offering program.  During August and September 2012, the Company sold 120,844 shares for proceeds of $2,296,041, net of commissions of $23,000, and incurred offering costs of $143,000.

Note 16 - Subsequent Events

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

Overview

We are a self-administered and self-managed real estate investment trust, organized in Maryland in 1982.  We acquire, own and manage a geographically diversified portfolio of retail (including furniture and office supply stores), industrial, office, flex, health and fitness and other properties, a substantial portion of which are under long-term net leases.  As of September 30, 2012, we owned 91 properties, one of which is a 50% tenancy in common interest.  Our joint ventures owned a total of six properties.  The 97 properties are located in 29 states. Our occupancy rate at September 30, 2012, based on square footage, is approximately 98.8%.

We face a variety of risks and challenges in our business. We, among other things, face the possibility we will not be able to lease our properties on terms favorable to us or at all and that our tenants may not be able to pay their rental and other obligations owing under their leases.

We seek to manage the risk of our real property portfolio by diversifying among types of properties and industries, tenant identity, geography and lease expiration dates. We monitor the risk of tenant non-payments through a variety of approaches tailored to the applicable situation. Generally, based on our assessment of the credit risk posed by our tenants, we monitor a tenant’s financial condition through one or more of the following actions: reviewing tenant financial statements, obtaining other tenant related financial information, regular contact with tenant representatives, tenant credit checks and regular management reviews of our tenants.

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

During the three months ended September 30, 2012, we:

•                  Amended our line of credit, which amendment, among other things, reduced the interest rate floor to 4.75% from 5.5%, increased permitted borrowings to $75 million from $55 million, subject to compliance with the borrowing base, and extended the facility’s expiration date by two years to March 31, 2015.

•                  Sold our property located at 119 Madison Avenue, New York, NY for a net gain of $15 million.

•                  Entered into an at the market offering program and through September 30, 2012, sold 120,844 shares and received net proceeds of $2,296,000.

•                  Refinanced approximately $22.85 million of mortgage debt which matured September 1, 2012, bearing interest at the rate of 6.87% per year and secured by the eleven properties leased to Haverty Furniture Companies, Inc. with new mortgage debt in the aggregate principal amount of $25 million, maturing September 1, 2032 (subject to the lender’s option to call the debt after September 1, 2022) and bearing interest at the rate of 5.125% per year.

Results of Operations

The following table compares revenues and operating expenses of continuing operations for the periods indicated:

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2012	2011	(Decrease)	% Change	2012	2011	(Decrease)	% Change
Revenues:
Rental income	$11,792	$10,755	$1,037	9.6%	$34,570	$32,309	$2,261	7.0%

Operating expenses:
Depreciation and amortization	2,503	2,334	169	7.2%	7,410	6,803	607	8.9%
General and administrative	1,911	1,804	107	5.9%	5,598	5,307	291	5.5%
Real estate acquisition costs	93	131	(38)	(29.0)%	259	176	83	47.2%
Real estate expenses	644	553	91	16.5%	1,949	1,711	238	13.9%
Leasehold rent	77	77	—	—	231	231	—	—
Total operating expenses	5,228	4,899	329	6.7%	15,447	14,228	1,219	8.6%

Operating income	$6,564	$5,856	$708	12.1%	$19,123	$18,081	$1,042	5.8%

Revenues

Rental income.  The increases are attributable primarily to rental revenues of $878,000 and $2.4 million earned during the three and nine months ended September 30, 2012, respectively, from eleven properties we acquired since July 2011, and $72,000 and $111,000, respectively, of real estate tax and expense reimbursements from tenants (primarily from four properties we acquired since July 2011). The increases in the three and nine months ended September 30, 2012 are also attributable to $100,000 of percentage rent income from one tenant. Partially offsetting the increase during the nine months ended September 30, 2012 was a net decrease of approximately $461,000, resulting from the contribution, on February 6, 2012, of our Plano, Texas property to an unconsolidated joint venture.  Rental income for the nine months ended September 30, 2012 only includes January 2012 rent from this property.

Operating Expenses

Depreciation and amortization.  The increases are substantially due to depreciation expense on the 12 properties we acquired beginning March 2011, partially offset by the decrease in depreciation resulting from the contribution of our Plano, Texas property to a joint venture.

General and administrative expenses.  Contributing to the increase in the three and nine months ended September 30, 2012 were increases of (i) $53,000 and $141,000 in payroll and payroll related expenses due to higher levels of compensation and to a lesser extent, additional employees and (ii) $73,000 and $139,000 in non-cash compensation expense related to restricted stock awards due to the increase in the number of awards granted, the higher fair value of such awards at the time of grant and changes in forfeiture assumptions relating to restricted stock units.

Real estate acquisition costs.  These expenses increased in the nine months ended September 30, 2012 due to the inclusion of costs incurred for a potential acquisition not yet completed.

Real estate expenses.  The increases in the three and nine months ended September 30, 2012 are attributable to the following factors: (i) approximately $148,000 and $407,000 for such three and nine months, respectively, are due to the net increase in expenses (including approximately $88,000 and $260,000 of real estate taxes) relating to properties we acquired since July 2011 and (ii) increases in various components of real estate expenses, none of which was individually material. The nine months ended September 30, 2012 also included approximately $49,000 due to legal fees incurred for the organization of the Plano, Texas unconsolidated joint venture. Partially offsetting the increase was the inclusion in the three and nine months ended September 30, 2011 of $72,000 and $256,000 of real estate taxes compared to $0 and $22,000 in the three and nine months ended September 30, 2012 related to the Plano, Texas property that was contributed to an unconsolidated joint venture in February 2012.

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2012	2011	(Decrease)	% Change	2012	2011	(Decrease)	% Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$121	$105	$16	15.2%	$575	$241	$334	139%
Gain on settlement of debt	—	—	—	—	—	1,240	(1,240)	(100)%
Other income	6	9	(3)	(33.3)%	230	61	169	277%
Interest:
Expense	(3,383)	(3,150)	(233)	(7.4)%	(10,121)	(9,906)	(215)	(2.2)%
Amortization of deferred financing costs	(202)	(177)	(25)	(14.1)%	(583)	(656)	73	11.1%
Gain on sale of real estate	—	—	—	—	319	—	319	n/a

Equity in earnings of unconsolidated joint ventures. The increase for the nine months ended September 30, 2012 is attributable to: (i) our approximate 36% share (i.e., $233,000) of the net proceeds from a settlement entered into in May 2012 with a former tenant; (ii) the inclusion during the nine months ended September 30, 2011 of our 50% share (i.e., $62,000) of real estate acquisition costs incurred in connection with the purchase of a property by a joint venture in March 2011; and (iii) our 90% share (i.e., $52,000 for the nine months ended September 30, 2012) of the net operating income from our Plano, Texas joint venture. Partially offsetting the increase was the inclusion during the nine months ended September 30, 2012 of our share (i.e., $68,000) of real estate acquisition costs related to this joint venture.

Gain on settlement of debt. The gain in the nine months ended September 30, 2011 represents the satisfaction, at less than face value, of the $8.9 million mortgage payable related to the property previously leased by Robb & Stucky, a former tenant at our Plano, Texas property that filed for bankruptcy in February 2011.  The $1.24 million gain is net of a $19,000 write off of the balance of related deferred mortgage costs.

Other income.  The nine months ended September 30, 2012 includes a $199,000 settlement with the carrier of a commercial crime insurance policy relating to our claim against our former president.

Interest expense.  The following table details interest expense for the periods indicated:

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2012	2011	(Decrease)	% Change	2012	2011	(Decrease)	% Change
Interest expense:
Credit line interest	$224	$187	$37	19.8%	$795	$646	$149	23.1%
Mortgage interest	3,159	2,963	196	6.6%	9,326	9,260	66.7%
Total	$3,383	$3,150	$233	7.4%	$10,121	$9,906	$215	2.2%

Credit line interest

The increases are due to the $3.3 million (29%) and $4.9 million (37%) increase in the weighted average balances outstanding under our line of credit in the three and nine months ended September 30, 2012, respectively. The weighted average balances increased due to borrowings for property acquisitions, partially offset by repayments with financing proceeds from properties purchased in 2011 and with a portion of the proceeds from the sale of two properties in June and September 2012. The increases in credit line interest were partially offset by the (i) decrease from 6% to 5.5%, effective August 5, 2011, and the decrease from 5.5% to 4.75%, effective July 31, 2012, in the annual interest rate charged on the credit line; and (ii) capitalization of $35,000 of interest expense incurred in connection with improving our Cherry Hill, New Jersey property during the nine months ended September 30, 2012.

Mortgage interest

The following table reflects the interest rate on our mortgage debt and principal amount of outstanding mortgage debt, in each case on a weighted average basis:

	Three Months Ended September 30,		Increase	%	Nine Months Ended September 30,		Increase	%
(Dollars in thousands)	2012	2011	(Decrease)	Change	2012	2011	(Decrease)	Change
Interest rate on mortgage debt	6.00%	6.20%	(.20)%	(3.2)%	6.02%	6.24%	(.22)%	(3.5)%
Principal amount of mortgage debt	$210,163	$191,248	$18,915	9.9%	$206,383	$197,814	$8,569	4.3%

The increases of $196,000 and $66,000 in mortgage interest expense for the three and nine months ended September 30, 2012 are due to the increases in the weighted average amount of mortgage debt outstanding, partially offset by a decrease in the weighted average interest rate on outstanding mortgage debt. The decrease in the weighted average interest rate is due to the payoffs and settlement in 2011 of $19.6 million of mortgage debt with a weighted average interest rate of approximately 7.3% and the financing in 2011 and 2012 of $58.8 million of mortgage debt with a weighted average interest rate of approximately 4.9%.

Amortization of deferred financing costs.  The decrease in the nine months ended September 30, 2012 is primarily due to accelerated amortization of deferred financing costs of approximately $129,000 relating to two mortgage loans that were paid in full in February 2011.  These decreases were partially offset by the amortization of deferred financing costs that were incurred in connection with (i) financings on several properties we acquired in 2011 and 2012 and (ii) the amendment to our line of credit effective July 31, 2012.

Gain on sale of real estate. In February 2012, we contributed our Plano, Texas property to an unconsolidated joint venture in exchange for a 90% interest therein and our joint venture partner contributed $1.5 million for a 10% interest therein and we realized a gain of $319,000.

Discontinued Operations

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(Dollars in thousands)	2012	2011	(Decrease)	% Change	2012	2011	(Decrease)	% Change
Income from operations	$264	$122	$142	116%	$602	$646	$(44)	(6.8)%
Net gain on sales	15,050	—	15,050	n/a	17,254	932	16,322	1,751%
Income from discontinued operations	$15,314	$122	$15,192	12,452%	$17,856	$1,578	$16,278	1,032%

Discontinued operations for the three and nine months ended September 30, 2012 includes the income from operations and gain on sale of two properties sold in June 2012 and one property sold in September 2012 and one property deemed held for sale at September 30, 2012. Discontinued operations for the three and nine months ended September 30, 2011 includes the income from operations of these four properties, as well as the operations and gain on sale of one property sold in May 2011.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from our operations, cash and cash equivalents, borrowings under our revolving credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, sales of properties and sales of our common stock pursuant to the “at the market” equity offering plan we commenced in August 2012.  Our available liquidity at October 31, 2012, including the balances of $6 million we are required to maintain pursuant to the credit facility, was approximately $83.3 million, including $11.1 million of cash and cash equivalents and $72.2 million available under the credit facility.

Liquidity and Financing

We expect to meet substantially all of our operating cash requirements (including dividend payments) from cash flow from operations. To the extent that cash flow from operations is not adequate to cover all of our operating needs, we will be required to use our available cash and cash equivalents or draw on our credit line (to the extent permitted).

At September 30, 2012, excluding mortgage indebtedness of our unconsolidated joint ventures, we had 40 outstanding mortgages payable and one loan payable secured by 57 properties, in aggregate principal amount of approximately $210.5 million. These mortgages and loan represent first liens on individual real estate investments with an aggregate carrying value of approximately $357.2 million, before accumulated depreciation of $50.5 million. The mortgages and loan bear interest at fixed rates ranging from 3.2% to 8.8% (a 5.34% weighted average interest rate) and mature between 2013 and 2037.

Mortgage debt, excluding mortgages indebtedness of our unconsolidated joint ventures, in principal amount of $49.3 million is payable from October 2012 through December 31, 2014 (i.e., $1.3 million in 2012, $10.8 million in 2013 and $37.2 million in 2014). Such debt includes principal balances due at maturity of $4.5 million and $30.9 million in 2013 and 2014, respectively.  We anticipate that the debt amortization payments will be paid primarily from cash and cash equivalents and cash flow from operations, and that principal balances due at maturity will generally be satisfied through mortgage financings and refinancings. If we are unsuccessful in refinancing our existing indebtedness or financing our unencumbered properties, our cash flow, funds available under our credit facility and available cash, if any, may not be sufficient to repay all debt obligations when payments become due, and we may need to issue additional equity, obtain long or short term debt, or dispose of properties on unfavorable terms.

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

This facility includes certain restrictions and covenants which limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties.  As of September 30, 2012, we were in compliance with applicable covenants.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is the effect of changes in the fair value of our interest rate swap agreements.  Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

As of September 30, 2012, we had seven interest rate swap agreements outstanding, including one held by two of our unconsolidated joint ventures.  The fair value of our interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time.  At September 30, 2012, if there had been a 1% increase in forward interest rates, the fair market value of the interest rate swaps and net unrealized loss on derivative instruments would have decreased by approximately $900,000.  If there had been a 1% decrease in forward interest rates, the fair market value of the interest rate swaps and net unrealized loss on derivative instruments would have increased by approximately $1.3 million.  These changes would not have any impact on our net income or cash.

From time to time, we utilize interest rate swaps to limit interest rate risk.  Derivatives are used for hedging purposes - not for speculation.  We do not enter into interest rate swaps for trading purposes.

Except for $1.6 million debt we drew down on our Cherry Hill, New Jersey property in March and April 2012, all of our mortgage debt (excluding our mortgages subject to the interest swap agreements) bears interest at fixed rates, and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages. For the period of March 2012 through September 30, 2012, if there had been a 1% increase or decrease in interest rates on our Cherry Hill, New Jersey property variable rate outstanding debt, our interest expense would have increased (decreased) by $29,000 and $(7,000), respectively.

We assessed the market risk for our revolving variable rate credit facility and believe that there is no foreseeable market risk because interest is charged at the greater of (i) 90 day LIBOR plus 3% and (ii) 4.75% per annum.  At September 30, 2012, 90 day LIBOR plus 3% was approximately 3.36%; therefore, a 1% increase or decrease would not have any impact on our interest expense related to this facility.

Item 4.  Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the nine months ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

One Liberty Properties, Inc.
(Registrant)

Date: November 9, 2012	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: November 9, 2012	/s/ David W. Kalish
David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)