Form 10-K
period 2012-12-31
ONE LIBERTY PROPERTIES INC
filed 2013-03-15
CIK 712770

Use these links to rapidly review the document
TABLE OF CONTENTS Form 10-K
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether registrant is a shell company (defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2012 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of all common equity held by non-affiliates of the registrant, computed by reference to the price at which common equity was last sold on said date, was approximately $217.6 million.

         As of March 5, 2013, the registrant had 15,176,068 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the 2013 annual meeting of stockholders of One Liberty Properties, Inc., to be filed pursuant to Regulation 14A not later than April 30, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Form 10-K

PART I

Item 1.    Business

General

        We are a self-administered and self-managed real estate investment trust, also known as a REIT. We were incorporated in Maryland on December 20, 1982. We acquire, own and manage a geographically diversified portfolio of retail, industrial, health and fitness, office, flex and other properties, a substantial portion of which are under long-term leases. Substantially all of our leases are "net leases" and ground leases under which the tenant is typically responsible for real estate taxes, insurance and ordinary maintenance and repairs. As of December 31, 2012, we owned 93 properties and participated in joint ventures that own seven properties. Our properties and the properties owned by our joint ventures are located in 29 states and have an aggregate of approximately 5.5 million square feet of space (including approximately 1.4 million square feet of space at properties owned by our joint ventures).

        As of December 31, 2012:

  •
  our 2013 contractual rental income (as described below) is approximately $45.8 million;

  •
  the occupancy rate of properties owned by us is approximately 98.4% based on square footage;

  •
  the occupancy rate of properties owned by our joint ventures is 100% based on square footage; and

  •
  the weighted average remaining term of the leases generating our 2013 contractual rental income and for the leases at properties owned by our joint ventures is 7.9 years and 5.9 years, respectively.

        Our 2013 contractual rental income includes, after giving effect to any abatements, concessions or adjustments, rental income that is payable to us in 2013 under leases existing at December 31, 2012. Contractual rental income excludes approximately $679,000 of straight-line rent, amortization of approximately $6,000 of intangibles and our share of the rental income payable to our joint ventures, which, in 2013, will be approximately $3.1 million.

2012 Highlights and Recent Developments

  •
  Our total revenues increased by $2.95 million, or 7%, from 2011.

  •
  We acquired eleven properties for an aggregate of $44.6 million. Four properties are in Georgia, two properties are in New Jersey and the other properties are in Kansas, Florida, Missouri, Texas and Ohio. The acquired properties account for approximately $3.8 million, or 8.3%, of our 2013 contractual rental income.

  •
  We sold five properties for an aggregate of $36.1 million and a net gain of $19.41 million. The properties sold accounted for $1.04 million of income from operations of discontinued operations in 2012.

  •
  We refinanced the approximately $22.85 million of mortgage debt secured by the eleven properties leased to Haverty Furniture Companies, Inc. and bearing interest of 6.87% per year. The new mortgage debt, in the aggregate principal amount of $25 million, matures September 1, 2032 (subject to the lender's option to call the debt for any reason on 90 days' notice at any time after September 1, 2022) and bears interest of 5.125% per year.

  •
  We amended our credit facility to, among other things, reduce our interest rate floor from 5.5% to 4.75%, increase our permitted borrowings from $55 million to $75 million and extend the facility's maturity from March 31, 2013 to March 31, 2015. As of December 31, 2012 and March 13, 2013, no borrowings were outstanding thereunder.

  •
  In the first quarter of 2013, we elected not to participate in the redevelopment of a 6.2 acre joint venture property in Plano, Texas (the "Plano Property") proposed by our partner and thereafter, our partner exercised its right to purchase our 90% interest in the venture for approximately $13.5 million. We anticipate that this transaction will be completed in 2013.

        In the narrative portion of this report, information with respect to our consolidated joint ventures is generally described as if such ventures were our wholly owned subsidiaries and information with respect to unconsolidated joint ventures, which includes a tenant-in-common interest, is generally separately described. Except as otherwise expressly indicated, all references to joint ventures refer to unconsolidated joint ventures.

Acquisition Strategies

        We seek to acquire properties throughout the United States that have locations, demographics and other investment attributes that we believe to be attractive. We believe that long-term leases provide a predictable income stream over the term of the lease, making fluctuations in market rental rates and in real estate values less significant to achieving our overall investment objectives. Our goal is to acquire single-tenant properties that are subject to long-term net or ground leases that include periodic contractual rental increases or rent increases based on increases in the consumer price index. Periodic contractual rental increases provide reliable increases in future rent payments and rent increases based on the consumer price index provide protection against inflation. Historically, long-term leases have made it easier for us to obtain longer-term, fixed-rate mortgage financing with principal amortization, thereby moderating the interest rate risk associated with financing or refinancing our property portfolio by reducing the outstanding principal balance over time. We may, however, acquire a property that is subject to a short-term lease when we believe the property represents a good opportunity for recurring income and residual value. Although the acquisition of single-tenant properties subject to net and ground leases is the focus of our investment strategy, we will also consider investments in, among other things, (i) properties that can be re-positioned or re-developed, (ii) community shopping centers anchored by national or regional tenants and (iii) multi-tenant properties. We pay substantially all the operating expenses at community shopping centers, a significant portion of which are reimbursed by the tenants pursuant to their leases.

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

  •
  Long-term leases.  Substantially all of our leases are long-term leases. Excluding leases relating to properties owned by our joint ventures, leases representing approximately 22.7% of our 2013 contractual rental income expire between 2018 and 2021, and leases representing approximately 47.5% of our 2013 contractual rental income expire after 2021; and

  •
  Scheduled rent increases.  Leases representing approximately 81.3% of our 2013 contractual rental income and leases representing 67.9% of our share of the rental income payable in 2013 with respect to properties owned by our joint ventures provide for either periodic contractual rent increases or a rent increase based on the consumer price index.

Our Tenants

        The following table sets forth information about the diversification of our tenants by industry sector as of December 31, 2012:

Type of Property	Number of Tenants	Number of Properties	2013 Contractual Rental Income	Percentage of 2013 Contractual Rental Income
Retail—various	65	51	$19,331,200	42.2%
Industrial	8	10	6,426,121	14.0
Retail—furniture(1)	3	13	5,510,828	12.0
Health & fitness	3	5	3,786,980	8.3
Retail—office supply(2)	2	9	3,373,041	7.4
Office	2	2	3,324,901	7.3
Flex	2	2	2,623,637	5.7
Movie theater	1	1	1,401,846	3.1

	86	93	$45,778,554	100%

(1)
Eleven properties are net leased to Haverty Furniture pursuant to a master lease covering all such properties.

(2)
Includes seven properties which are net leased to Office Depot pursuant to seven separate leases. Five of these leases contain cross-default provisions.

        Most of our retail tenants (including franchisees of national chains) operate on a national basis and include, among others, Applebees, Barnes & Noble, Best Buy, Burlington Coat Factory, CarMax, CVS, Kohl's, Marshalls, Mens' Wearhouse, Office Depot, Office Max, Party City, PetSmart, The Sports Authority, Urban Outfitters, Walgreens, Wendy's and Whole Foods and some of our tenants operate on a regional basis, including hhgregg, Giant Food Stores and Haverty Furniture.

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

        Our typical lease provides for contractual rent increases periodically throughout the term of the lease or for rent increases pursuant to a formula based on the consumer price index. Some of our leases provide for minimum rents supplemented by additional payments based on sales derived from the property subject to the lease. Such additional payments were not a material part of our 2012 rental revenues and are not expected to be a material part of our 2013 rental revenues.

        Our policy has been to acquire properties that are subject to existing long-term leases or to enter into long-term leases with our tenants. Our leases generally provide the tenant with one or more renewal options.

        The following table sets forth scheduled lease expirations of leases for our properties as of December 31, 2012:

Year of Lease Expiration(1)	Number of Expiring Leases	Approximate Square Footage Subject to Expiring Leases	2013 Contractual Rental Income Under Expiring Leases	Percent of 2013 Contractual Rental Income Represented by Expiring Leases
2013	8	120,086	$1,164,086	2.5%
2014	13	675,961	5,813,066	12.7
2015	8	181,060	1,784,140	3.9
2016	13	356,731	3,116,726	6.8
2017	8	89,718	1,780,043	3.9
2018	13	259,784	4,486,578	9.8
2019	3	66,322	906,333	2.0
2020	6	167,606	4,044,929	8.8
2021	5	108,012	941,235	2.1
2022 and Thereafter	26	1,948,753	21,741,418	47.5

	103	3,974,033	$45,778,554	100%

(1)
Lease expirations assume tenants do not exercise existing renewal options.

Financing, Re-Renting and Disposition of Our Properties

        Our charter documents do not limit the level of debt we may incur. Our revolving credit facility matures on March 31, 2015 and, among other things, limits total debt that we may incur to 70% of the value of our properties (as determined pursuant to the credit agreement). We borrow funds on a secured and unsecured basis and intend to continue to do so in the future.

        We also mortgage specific properties on a non-recourse basis subject to the standard carve-outs described under "Item 2. Properties—Mortgage Debt", to enhance the return on our investment in a specific property. The proceeds of mortgage loans may be used for property acquisitions, investments in joint ventures or other entities that own real property, to reduce bank debt and for working capital purposes. The proceeds of our credit facility may be used to payoff existing mortgages, fund the acquisition of additional properties, and to a more limited extent, invest in joint ventures and for working capital. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility.

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

Our Joint Ventures

        As of December 31, 2012, we participated in seven joint ventures that own an aggregate of seven properties, with approximately 1.4 million rentable square feet of space. Five of the properties are retail properties, one is an office property, and one is an industrial property. We own 50% of the equity interest in six of these joint ventures and subject to the sale to be completed in 2013, a 90% equity interest in a joint venture that owns the Plano Property. At December 31, 2012, our investment in joint ventures was approximately $19.5 million.

        Based on the leases in effect at December 31, 2012, we anticipate that our share of rental income payable to our joint ventures in 2013 will be approximately $3.1 million. The leases for three properties are expected to contribute 87.6% of the aggregate projected rental income payable to all of our joint ventures in 2013 and expire in 2017, 2021 and 2022.

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

Our Structure

        Seven employees, including Patrick J. Callan, Jr., our president and chief executive officer, Lawrence G. Ricketts, Jr., our executive vice president and chief operating officer, Justin Clair, our assistant vice-president and four others, devote substantially all of their business time to our company. Our other executive, administrative, legal, accounting and clerical personnel share their services on a part-time basis with us and other affiliated entities that share our executive offices.

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

        In 2012, pursuant to the compensation and services agreement, we paid Majestic Property a fee of approximately $2.725 million and $175,000 for our share of all direct office expenses, including, among other expenses, rent, telephone, postage, computer services and internet usage. See Note 10 to our consolidated financial statements for information regarding equity awards to individuals performing services on our behalf.

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

  •
  competition in our industry; and

  •
  the other risks described under "Risks Related to Our Business" and "Risks Related to the REIT Industry."

        Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be incorrect. Actual results may differ from our forward looking statements because of inaccurate assumptions we might make or because of the occurrence of known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed and you are cautioned not to place undue reliance on these forward- looking statements. Actual future results may vary materially.

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

        In addition to the other information contained or incorporated by reference in this Form 10-K, readers should carefully consider the following risk factors:

Risks Related to Our Business

If we are unable to re-rent properties upon the expiration of our leases or if our tenants default, our revenues will be reduced and we would incur additional costs.

        Substantially all of our revenues are derived from rental income paid by our tenants. From 2013 through 2015, leases with respect to 27 tenants that account for 18.9% of our 2012 rental revenue and 19.1% of our 2013 contractual rental income, expire. One tenant, whose lease expires in 2014, accounts for 3.9% of our 2012 rental revenue and 4.3% of 2013 contractual rental income. If our tenants, and in particular, our significant tenants, (i) do not renew their leases upon the expiration of same, (ii) default on their obligations or (iii) seek rent relief, lease renegotiation or other accommodations, our revenues could decline. At the same time, we would remain responsible for the payment of the mortgage obligations with respect to the related properties and would become responsible for the operating expenses related to these properties, including, among other things, real estate taxes, maintenance and insurance. In addition, we may incur expenses in enforcing our rights as landlord. Even if we find replacement tenants or renegotiate leases with current tenants, the terms of the new or renegotiated leases, including the cost of required renovations or concessions to tenants, or the expense of the reconfiguration of a single tenancy property for use by multiple tenants, may be less favorable than current lease terms and could reduce the amount of cash available to meet expenses and pay distributions.

Approximately 64% of our 2012 rental revenue and 61.6% of our 2013 contractual rental income is derived from tenants operating in the retail industry and the inability of those tenants to pay rent would significantly reduce our revenues.

        Approximately 64% of our rental revenues for 2012 was derived from retail tenants and approximately 61.6% of our 2013 contractual rental income is expected to be derived from retail tenants, including 12% and 7.4%, from tenants engaged in retail furniture and office supply operations, respectively.

        Difficult economic conditions could cause our retail tenants to fail to meet their lease obligations, including rental payment delinquencies, which would have an adverse effect on our results of operations, liquidity and financial condition, including making it more difficult for us to satisfy our operating and debt service requirements, make capital expenditures and make distributions to our stockholders.

Approximately 31.6% of our 2012 revenues and 32.1% of our 2013 contractual rental income is derived from five tenants. The default, financial distress or failure of any of these tenants could significantly reduce our revenues.

        Haverty Furniture, Office Depot, DSM Nutritional Products, Inc., Ferguson Enterprises, Inc., and LA Fitness International LLC, accounted for approximately 10.8%, 6.0%, 5.4%, 5.3% and 4.1%, respectively, of our rental revenues for 2012, and account for 10.0%, 5.7%, 4.8%, 5.4% and 6.2%, respectively, of our 2013 contractual rental income. The default, financial distress or bankruptcy of any of these tenants could cause interruptions in the receipt of, or the loss of, a significant amount of rental revenues and would require us to pay operating expenses currently paid by the tenant. This could also result in the vacancy of the property or properties occupied by the defaulting tenant, which would significantly reduce our rental revenues and net income until the re-rental of the property or properties, and could decrease the ultimate sale value of the property.

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

        We had, as of December 31, 2012, $226 million in mortgage debt outstanding, all of which is non-recourse (subject to standard carve-outs) and our ratio of mortgage debt to total assets was 47%. Our joint ventures had $25.9 million in total mortgage indebtedness (all of which is non-recourse, subject to standard carve-outs). The risks associated with our mortgage debt and the mortgage debt of our joint ventures include the risk that cash flow from properties securing the indebtedness and our available cash and cash equivalents and short-term investments will be insufficient to meet required payments of principal and interest.

        Generally, only a small portion of the principal of our mortgage indebtedness will be repaid prior to maturity and we do not plan to retain sufficient cash to repay such indebtedness at maturity. Accordingly, to meet these obligations if they cannot be refinanced at maturity, we will have to use funds available under our credit facility, if any, and our available cash and cash equivalents to pay our mortgage debt or seek to raise funds through the financing of unencumbered properties, sale of properties or the issuance of additional equity. From 2013 through 2017, approximately $132.9 million of our mortgage debt matures—specifically, $8 million, $37.4 million, $13.2 million, $31.2 million and $43.1 million in 2013, 2014, 2015, 2016 and 2017, respectively. With respect to our joint ventures, approximately $22.44 million of mortgage debt matures from 2013 through 2017—specifically, $940,000, $1 million, $20.3 million, $95,000 and $101,000 in 2013, 2014, 2015, 2016 and 2017, respectively. If we (or our joint ventures) are not successful in refinancing or extending existing mortgage indebtedness or financing unencumbered properties, selling properties on favorable terms or raising additional equity, our cash flow (or the cash flow of a joint venture) will not be sufficient to repay all maturing mortgage debt when payments become due, and we (or a joint venture) may be forced to dispose of properties on disadvantageous terms or convey properties secured by mortgages to the mortgagees, which would lower our revenues and the value of our portfolio.

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

Certain of our net leases and our ground leases require us to pay property related expenses that are not the obligations of our tenants.

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

        We are subject to the general risks of investing in real estate. These include adverse changes in economic conditions and local conditions such as changing demographics, retailing trends and traffic patterns, declines in the rental rates, changes in the supply and price of quality properties and the market supply and demand of competing properties, the impact of environmental laws, security concerns, prepayment penalties applicable under mortgage financings, changes in tax, zoning, building code, fire safety and other laws and regulations, the type of insurance coverage available in the market, and changes in the type, capacity and sophistication of building systems. Approximately 61.6%, 14% and 8.3% of our 2013 contractual rental income is expected to come from retail, industrial, and health and fitness tenants, respectively, and we are vulnerable to economic declines that negatively impact these sectors of the economy, which could have an adverse effect on our results of operations, liquidity and financial condition.

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

        The properties we own may be located in the same or a limited number of geographic regions. Approximately 35% of our 2012 rental income was, and approximately 36% of our 2013 contractual rental income will be, derived from properties located in New York, Pennsylvania and New Jersey (excluding properties located in multiple states but leased pursuant to a master lease (i.e., our Haverty Furniture and Pantry Pride properties)). At December 31, 2012, approximately 42.8% of the net book value of our real estate investments were located in four states—New Jersey (13.1%), Texas (11.3%), Pennsylvania (9.7%), and New York (8.7%). As a result, a decline in the economic conditions in these regions, or in regions where our properties may be concentrated in the future, may have an adverse effect on the rental and occupancy rates for, and the property values of, these properties, which could lead to a reduction in our rental income and in the results of operations.

We have been, and in the future will be, subject to significant competition and we may not be able to compete successfully for investments.

        We have been, and in the future will be, subject to significant competition for attractive investment opportunities from other real estate investors, many of which have greater financial resources than us, including publicly-traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private institutional funds, hedge funds, private equity funds and other investors. We have observed increased competition in 2012 and expect that to continue into 2013. We may not be able to compete successfully for investments. If we pay higher prices for investments, our returns may be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets. If such events occur, we may experience lower returns on our investments.

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

        From time to time we have entered into transactions with persons and entities affiliated with us and with certain of our officers and directors. Our policy for transactions with affiliates is to have these transactions approved by our audit committee and by a majority of our board of directors, including a majority of our independent directors. We entered into a compensation and services agreement with Majestic Property effective as of January 1, 2007. Majestic Property is wholly-owned by the chairman of our Board of Directors and it provides compensation to certain of our part-time senior executive officers. Pursuant to the compensation and services agreement, we pay an annual fee to Majestic Property and it assumes our obligations under a shared services agreement, and provide us with the services of all affiliated executive, administrative, legal, accounting and clerical personnel that we use on a part time basis, as well as certain property management services, property acquisition, sales and leasing and mortgage brokerage services. In 2012, pursuant to the compensation and services agreement, we paid Majestic Property a fee of $2,725,000 and an additional $175,000 for our share of all direct office expenses, including rent, telephone, postage, computer services, and internet usage. See Note 10 to our consolidated financial statements for information regarding equity awards to individuals performing services on our behalf.

The failure of any bank in which we deposit our funds could have an adverse impact on our financial condition.

        We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation, or "FDIC," only insures accounts in amounts up to $250,000 per depositor per insured bank. We currently have cash and cash equivalents deposited in certain financial institutions significantly in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits may have an adverse effect on our financial condition.

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

        To obtain the favorable tax treatment associated with being a REIT, we generally are required, among other things, to distribute to our stockholders at least 90% of our ordinary taxable income (subject to certain adjustments) each year. To the extent that we satisfy these distribution requirements, but distribute less than 100% of our taxable income we will be subject to federal corporate tax on our undistributed taxable income. In addition, we are, in 2012, subject to a 4% nondeductible excise tax on the amount by which distributions paid by us with respect to 2012 are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

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

Item 1B.    Unresolved Staff Comments.

        None.

EXECUTIVE OFFICERS

        Set forth below is a list of our executive officers whose terms expire at our 2013 annual board of directors' meeting. The business history of our officers, who are also directors, will be provided in our proxy statement to be filed pursuant to Regulation 14A not later than April 30, 2013.

NAME	AGE	POSITION WITH THE COMPANY
Fredric H. Gould*	77	Chairman of the Board
Patrick J. Callan, Jr.	50	President, Chief Executive Officer, and Director
Lawrence G. Ricketts, Jr.	36	Executive Vice President and Chief Operating Officer
Matthew J. Gould*	53	Vice Chairman of the Board
Jeffrey A. Gould*	47	Senior Vice President and Director
David W. Kalish***	65	Senior Vice President and Chief Financial Officer
Mark H. Lundy**	50	Senior Vice President and Secretary
Israel Rosenzweig	65	Senior Vice President
Simeon Brinberg**	79	Senior Vice President
Karen Dunleavy	54	Vice President, Financial
Alysa Block	52	Treasurer
Richard M. Figueroa	45	Vice President and Assistant Secretary
Isaac Kalish***	37	Assistant Treasurer
Justin Clair	30	Assistant Vice President

*
Matthew J. Gould and Jeffrey A. Gould are Fredric H. Gould's sons.

**
Mark H. Lundy is Simeon Brinberg's son-in-law.

***
Isaac Kalish is David W. Kalish's son.

        Lawrence G. Ricketts, Jr.    Mr. Ricketts has been our Chief Operating Officer since January 2008, Vice President from December 1999 through June 2006, Executive Vice President since June 2006, and employed by us since January 1999.

        David W. Kalish.    Mr. Kalish has served as our Senior Vice President and Chief Financial Officer since June 1990 and as Senior Vice President, Finance of BRT Realty Trust since August 1998. Since June 1990, he has served as Vice President and Chief Financial Officer of the managing general partner of Gould Investors L.P., a master limited partnership involved primarily in the ownership and operation of a diversified portfolio of real estate assets. Mr. Kalish is a certified public accountant.

        Israel Rosenzweig.    Mr. Rosenzweig has served as our Senior Vice President since June 1997, as Vice Chairman of the Board of Trustees of BRT Realty Trust since September 2012 and as Senior Vice President of BRT Realty since March 1998. He has been a Vice President of the managing general partner of Gould Investors since May 1997.

        Mark H. Lundy.    Mr. Lundy has served as our Secretary since June 1993 and as our Vice President since June 2000 (Senior Vice President since June 2006). Mr. Lundy has been a Vice President of BRT Realty Trust since April 1993 (Senior Vice President since March 2005) and a Vice President of the managing general partner of Gould Investors July 1990. He is an attorney-at-law and a member of the bars of New York and the District of Columbia.

        Simeon Brinberg.    Mr. Brinberg has served as our Senior Vice President since 1989. He has been Secretary of BRT Realty Trust since 1983, a Senior Vice President of BRT Realty Trust since 1988 and a Vice President of the managing general partner of Gould Investors since 1988. Mr. Brinberg is an attorney-at-law and a member of the bar of the State of New York.

        Karen Dunleavy.    Ms. Dunleavy has been our Vice President, Financial since 1994. She has served as Treasurer of the managing general partner of Gould Investors since 1986. Ms. Dunleavy is a certified public accountant.

        Alysa Block.    Ms. Block has been our Treasurer since 2007, and served as Assistant Treasurer from June 1997 to June 2007. Ms. Block also serves as the Treasurer of BRT Realty Trust since March 2008, and served as its Assistant Treasurer from March 1997 to March 2008.

        Richard M. Figueroa.    Mr. Figueroa has served as our Vice President and Assistant Secretary since 2001 and as Vice President and Assistant Secretary of BRT Realty Trust since 2002. He joined the managing general partner of Gould Investors in 1999, and serves as its Vice President. Mr. Figueroa is an attorney-at-law and a member of the bar of the State of New York.

        Isaac Kalish.    Mr. Kalish has served as our Assistant Treasurer since 2007, as Assistant Treasurer of the managing general partner of Gould Investors since 2012, and as Assistant Treasurer of BRT Realty Trust since 2009. He joined the managing general partner of Gould Investors in 2004. Prior thereto, he worked in public accounting for Buchbinder Tunick & Co. and Ernst & Young. Mr. Kalish is a certified public accountant.

        Justin Clair.    Mr. Clair has served as our Assistant Vice President since 2010 and has been employed by us since 2006. His responsibilities include sourcing new acquisition opportunities, managing the portfolio, underwriting of investments and marketing.

Item 2.    Properties.

        As of December 31, 2012, we owned 93 properties with an aggregate net book value of $410.5 million and participated in joint ventures that own seven properties. Our occupancy rate based on total rentable square footage was 98.4% and 97.5% as of December 31, 2012 and 2011, respectively. The occupancy rate of our joint venture properties, based on total rentable square footage, was 100% as of December 31, 2012 and 2011. The properties owned by us and our joint ventures are suitable and adequate for their current uses.

Our Properties

        The following table summarizes the specified information about the properties owned by us and our consolidated subsidiaries:

Location	Type of Property	Percentage of 2013 Contractual Rental Income	Approximate Square Footage of Building		2013 Contractual Rental Income per Square Foot
Haverty Furniture portfolio(1)	Retail(7)	10.0%	612,130		$7.46
Baltimore, MD	Industrial	5.4	367,000		6.72
Parsippany, NJ	Office	4.8	106,680		20.58
Royersford, PA	Retail(2)	4.5	194,600		10.60	(2)
Hauppauge, NY	Flex	4.3	149,870		13.28
El Paso, TX	Retail	3.2	110,179		13.21
Greensboro, NC	Theater	3.1	61,213		22.90
Pantry Pride portfolio(3)	Retail	3.0	25,197		54.10
W. Hartford, CT	Retail	3.0	47,174	(4)	28.85
Secaucus, NJ	Health & Fitness	2.7	44,863		27.63
Brooklyn, NY	Office	2.5	66,000		17.12
Knoxville, TN	Retail	2.4	35,330		30.55

Location	Type of Property	Percentage of 2013 Contractual Rental Income	Approximate Square Footage of Building		2013 Contractual Rental Income per Square Foot
Cherry Hill, NJ	Retail	2.2	115,500		14.33	(5)
Philadelphia, PA	Industrial	2.2	166,000		6.06
Tucker, GA	Health & Fitness	2.0	58,800		15.46
Kansas City, MO	Retail	1.6	88,807		8.32
Wendy's portfolio, PA(6)	Retail	1.5	16,753		42.34
Hamilton, OH	Health & Fitness	1.5	38,000		17.88
Columbus, OH	Retail(7)	1.5	96,924		6.85
Columbus, OH	Industrial	1.4	100,220		6.41
Ronkonkoma, NY	Flex	1.4	89,500		8.50	(8)
Grand Rapids, MI	Health & Fitness	1.4	130,000		4.72
Ft. Myers, FL	Retail	1.3	29,993		20.17
Houston, TX	Retail	1.2	42,446		14.26	(9)
Lake Charles, LA	Retail(10)	1.2	54,229		10.45
Chicago, IL	Retail(11)	1.2	23,939		22.94
Morrow, GA	Retail	1.2	50,400		10.75
Saco, ME	Industrial	1.2	91,400		5.82
Naples, FL	Retail(11)	1.2	15,912		33.00
Kennesaw, GA	Retail(11)	1.1	32,052		16.16
Athens, GA	Retail(12)	1.1	41,280		11.60
Greenwood Village, CO	Retail	1.0	45,000		10.50
Champaign, IL	Retail(13)	1.0	50,530		9.30
New Hyde Park, NY	Industrial	1.0	38,000		11.70
Cary, NC	Retail(11)	1.0	33,490		13.04
Onalaska, WI	Retail	1.0	63,919		6.75
Melville, NY	Industrial	.9	51,351		8.33
Niles, IL	Retail	.9	33,089		12.09
Houston, TX	Retail	.9	25,005		15.70
Selden, NY	Retail	.8	14,550		26.05
Deptford, NJ	Retail	.8	25,358		14.90
Eugene, OR	Retail(11)	.8	24,978		14.60
Grand Rapids, MI	Health & Fitness	.8	72,000		4.79
El Paso, TX	Retail(11)	.7	25,000		13.55
Newark, DE	Retail	.7	23,547		14.00
Durham, NC	Industrial	.7	46,181		6.89
Houston, TX	Retail	.7	20,087		15.50
Hyannis, MA	Retail	.6	9,750		29.36
Hauppauge, NY	Retail	.6	7,000		40.73
Gurnee, IL	Retail(7)	.6	22,768		12.21
Pinellas Park, FL	Industrial	.6	53,064		5.03
Crystal Lake, IL	Retail	.6	32,446		8.00
Somerville, MA	Retail	.6	12,054		21.36
Batavia, NY	Retail(11)	.5	23,483		10.63
Carrollton, GA	Retail	.5	6,012		41.22
Cartersville, GA	Retail	.5	5,635		41.50
Island Park, NY	Retail	.5	6,125		37.55
Bolingbrook, IL	Retail	.4	33,111		6.10
W. Hartford, CT	Retail(14)	.4	—	(14)	—	(14)

Location	Type of Property	Percentage of 2013 Contractual Rental Income	Approximate Square Footage of Building	2013 Contractual Rental Income per Square Foot
Cape Girardeau, MO	Retail	.4	13,502	14.71
Kennesaw, GA	Retail	.4	4,051	47.40
Miamisburg, OH	Industrial	.4	35,707	5.18
Lawrenceville, GA	Retail	.4	4,025	45.71
Everett, MA	Retail	.4	18,572	9.45
Marston Mills, MA	Retail	.3	8,775	18.00
Houston, TX	Retail	.3	12,000	12.83
Monroeville, PA	Retail	.3	6,051	23.00
West Palm Beach, FL	Industrial	.3	10,361	13.17
Lawrence, KS	Retail	.2	8,600	12.21
Seattle, WA	Retail	.1	3,038	21.40
Rosenberg, TX	Retail	.1	8,000	7.99

		100%	4,038,606

(1)
See "—Significant Tenants" for information about the Haverty Furniture properties. The Haverty Furniture portfolio consists of the following properties:

City and State	Approximate Square Footage of Building
Wichita, KS	88,108
Amarillo, TX	72,227
Tyler, TX	72,000
Fayetteville, GA	65,951
Virginia Beach, VA	58,937
Cedar Park, TX	50,810
Duluth, GA	50,260
Newport News, VA	49,865
Richmond, VA	38,788
Bluffton, SC	35,011
Lexington, KY	30,173
(2)
This property is leased to twelve tenants. Contractual rental income per square foot excludes 2,200 vacant square feet.

(3)
The Pantry Pride portfolio consists of the following properties:

City and State	Approximate Square Footage of Building
Flowood, MS	4,505
Vicksburg, MS	4,505
Monroe, LA	2,806
Vicksburg, MS	2,790
Monroe, LA	2,756
D'Iberville, MS	2,650
Bastrop, LA	2,607
Kentwood, LA	2,578

(4)
The property is a supermarket. Additional parking for such property is identified in note 14 below.

(5)
Contractual rental income per square foot excludes 45,000 vacant square feet.

(6)
The Wendy's portfolio consists of the following locations:

City and State	Approximate Square Footage of Building
Trexlertown, PA	3,004
Gettysburg, PA	2,944
Palmyra, PA	2,798
Reading, PA	2,754
Hanover, PA	2,702
Reading, PA	2,551
(7)
This property is leased to a retail furniture operator.

(8)
Contractual rental income per square foot excludes 15,000 vacant square feet.

(9)
This property has 15 tenants. Contractual rental income per square foot excludes 2,373 vacant square feet.

(10)
This property has three tenants. Approximately 43% of the square footage is leased to a retail office supply operator.

(11)
This property is leased to a retail office supply operator.

(12)
This property has two tenants. Approximately 48% of the square footage is leased to a retail office supply operator.

(13)
This property has two tenants.

(14)
This property is the additional parking lot for the property identified in note 4 above.

  Properties Owned by Joint Ventures

        The following table summarizes the specified information about the properties owned by joint ventures in which we are a venture partner. Except as otherwise indicated, we own a 50% economic interest in each joint venture:

Location	Type of Property	Percentage of our Share of Rent Payable in 2013 to our Joint Ventures	Approximate Square Footage of Building(1)	2013 Contractual Rental Income per Square Foot
Los Angeles, CA	Office	49.6%	106,262	$28.74
Lincoln, NE	Retail	19.7	112,260	10.75
Milwaukee, WI	Industrial	18.3	927,685	1.21
Savannah, GA	Retail	5.3	45,973	7.05
Savannah, GA	Retail	4.0	101,550	2.44
Savannah, GA	Retail	.2	7,959	1.78
Plano,TX(2)	Retail	2.9	112,389.89

		100%	1,414,078

(1)
Approximate square footage indicated represents the total rentable square footage of the property owned by the joint venture.

(2)
We own a 90% equity interest in this venture. In March 2013, our venture partner exercised its right to purchase our interest for approximately $13.5 million.

        As of December 31, 2012, the 93 properties owned by us and the seven properties owned by our joint ventures were located in 29 states. The following tables set forth certain information, presented by state, related to our properties as of December 31, 2012:

State	Number of Properties	2013 Contractual Rental Income(1)	Approximate Building Square Feet
New York	9	$5,770,025	445,879
New Jersey	4	4,822,700	292,401
Pennsylvania	9	3,894,904	383,404
Georgia	10	3,305,535	318,466
Texas	10	3,287,696	437,754
Maryland	1	2,466,630	367,000
Ohio	4	2,170,600	270,851
Illinois	6	2,158,392	195,883
North Carolina	3	2,156,518	140,884
Connecticut	2	1,561,013	47,174
Florida	4	1,533,235	109,330
Tennessee	1	1,079,367	35,330
Michigan	2	958,892	202,000
Louisiana	5	566,693	64,976
Virginia	3	—	147,590
Other	20	4,114,585	579,684

	93	$39,846,785	4,038,606

(1)
Because each of our Haverty Furniture and Pantry Pride properties are leased pursuant to one master lease which does not allocate revenue between the various properties, this column excludes (i) $4,568,723 of 2013 contractual rental income related to our eleven Haverty's properties that are located in six states and (ii) $1,363,046 of 2013 contractual rental income for our eight Pantry Pride properties which are located in Mississippi and Louisiana. See "—Significant Tenants."

        The following tables set forth certain information, presented by state, related to the properties owned by our joint ventures as of December 31, 2012:

State	Number of Properties	Our Share of Rent Payable in 2013 to Our Joint Ventures	Approximate Building Square Feet
California	1	$1,527,167	106,262
Nebraska	1	603,594	112,260
Wisconsin	1	562,500	927,685
Georgia	3	292,921	155,482
Texas	1	90,000	112,389

	7	$3,076,182	1,414,078

Mortgage Debt

        At December 31, 2012, we had:

  •
  45 first mortgages on 67 of our 93 properties; and

  •
  $226 million of mortgage debt outstanding with a weighted average interest rate of 5.25%. Substantially all of such mortgage debt bears fixed interest at rates ranging from 3.75% to 8.8% and contains prepayment penalties.

        The following table sets forth scheduled principal mortgage payments due for our properties as of December 31, 2012, and assumes no payment is made on principal on any outstanding mortgage in advance of its due date:

YEAR	PRINCIPAL PAYMENTS DUE (Amounts in Thousands)
2013	$8,039
2014	37,393
2015	13,216
2016	31,187
2017	43,089
Thereafter	93,047

Total	$225,971

        At December 31, 2012, our joint ventures had first mortgages on five properties with outstanding balances aggregating approximately $25.9 million, bearing interest at rates ranging from 5.8% to 6.2% with a weighted average interest rate of 5.9%. Substantially all of these mortgages contain prepayment penalties. The following table sets forth the scheduled principal mortgage payments due for properties owned by our joint ventures as of December 31, 2012, and assumes no payment is made on principal on any outstanding mortgage in advance of its due date:

YEAR	PRINCIPAL PAYMENTS DUE (Amounts in Thousands)
2013	$940
2014	1,031
2015	20,318
2016	95
2017	101
Thereafter	3,428

Total	$25,913

        The mortgages on our properties are generally non-recourse, subject to standard carve-outs. The term "standard carve-outs" refers to recourse items to an otherwise non-recourse mortgage and are customary to mortgage financing. While carve-outs vary from lender to lender and transaction to transaction, the carve-outs may include, among other things, environmental liabilities, the sale, financing or encumbrance of the property in violation of loan documents, damage to property as a result of intentional misconduct or gross negligence, failure to pay valid taxes and other claims which could create liens on property and the conversion of security deposits, insurance proceeds or condemnation awards.

Significant Tenants

        Set forth below is certain information about the properties tenanted by certain significant tenants.

  Haverty Furniture Companies, Inc.

        As of December 31, 2012, we owned a portfolio of eleven properties net leased under a master lease to Haverty Furniture Companies, Inc., a New York Stock Exchange listed company (NYSE:HVT).

At such date, these properties had an aggregate net book value equal to 11.7% of the depreciated book value of our real estate investments, and in 2012 accounted for 10.8% of our rental income. Three properties are located in each of Texas and Virginia, two properties are located in Georgia, and one property is located in each of Kansas, Kentucky and South Carolina. The properties contain buildings with an aggregate of approximately 612,130 square feet.

        The master lease provides for a current base rent of $4,568,723 per annum (which accounts for 10% of our 2013 contractual rental income), increasing by 6% on August 15, 2017 and, subject to the tenant's renewal options, expires August 14, 2022. Pursuant to the master lease, the tenant is responsible for maintenance and repairs, and for real estate taxes and assessments on the properties. The 2012 annual real estate taxes on the properties aggregated $781,000.

        The mortgage loan is secured by mortgages/deeds of trust on all such properties in the principal amount of approximately $24.8 million at December 31, 2012. The loan bears interest at 5.125% per annum, matures on September 1, 2032 (subject to the lenders right to call the loan on 90 days' written notice at any time after September 1, 2022) and is being amortized based on a 20-year amortization schedule. Assuming only contractual payments are made on the principal amount of the mortgage loan, there will be no principal balance due on the maturity date.

  Office Depot, Inc.

        As of December 31, 2012, we owned a portfolio of seven properties, each of which is subject to a lease with Office Depot, Inc., a New York Stock Exchange listed company (NYSE: ODP). These properties have an aggregate net book value equal to 6.6% of the depreciated book value of our real estate investments, accounted for 6.0% of our 2012 rental income (excluding two properties sold in 2012) and accounts for 5.7% of our 2013 contractual rental income. Two properties are located in Georgia and one is located in each of Illinois, Louisiana, North Carolina, Oregon and Texas. The properties contain buildings with an aggregate of approximately 183,000 square feet.

        Each property is subject to a separate lease. Five of the leases contain cross-default provisions, expire on September 30, 2018, and provide the tenant with four five-year renewal options. One lease expires on June 30, 2013 and provides the tenant with three five-year renewal options, and one lease expires on February 28, 2014 and provides the tenant with four five-year renewal options. The five leases provide for an aggregate current base rent of $2,153,000. The rent for five of the properties increases every five years by 10%. The rent for one property increases by 5% every five years and the rent for one property increases by $20,000 every five years. Pursuant to the leases, the tenant is responsible for maintenance and repairs, and for real estate taxes and assessments on the properties. The 2012 annual real estate taxes on these seven properties aggregated $515,000.

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

	2012			2011
Quarter Ended	High	Low	Dividend Per Share(1)	High	Low	Dividend Per Share(1)
March 31	$19.44	$16.25	$.33	$17.43	$14.51	$.33
June 30	19.99	16.87	.33	16.09	14.77	.33
September 30	20.36	18.15	.33	16.33	11.52	.33
December 31	20.88	17.52	.35	17.71	14.00	.33

(1)
The dividends in the fourth quarter of 2012 and 2011 were distributed on January 4, 2013 and January 4, 2012, respectively.

        As of March 4, 2013, there were approximately 328 holders of record of our common stock.

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

Stock Performance Graph

        The following graph compares the performance of our common stock with the Standard and Poor's 500 Index and a peer group index of publicly traded equity real estate investment trusts prepared by the National Association of Real Estate Investment Trusts. As indicated, the graph assumes $100 was invested on December 31, 2007 in our common stock and assumes the reinvestment of dividends.

REIT Total Shareholder Return Performance (2007 - Present)

	December 31,
	2007	2008	2009	2010	2011	2012
OLP	100.00	52.47	55.72	114.22	122.74	161.84
S&P 500	100.00	63.00	79.67	91.67	93.55	108.51
FTSE NAREIT Equity REITs Index	100.00	62.27	79.70	101.98	110.44	130.38

  Issuer Purchases of Equity Securities

        We did not repurchase any shares of our outstanding common stock in October, November or December 2012.

Item 6.    Selected Financial Data.

        The following table sets forth the selected consolidated statement of operations data for each of the periods indicated, all of which are derived from our audited consolidated financial statements and related notes. The selected financial data for each of 2012, 2011 and 2010 should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on

Form 10-K and in "Management's Discussion and Analysis of Financial Condition and Results of Operations," below, where this data is discussed in more detail.

	As of and for the Year Ended December 31, (Amounts in thousands, except per share data)
	2012	2011	2010	2009		2008
OPERATING DATA(1)
Total revenues	$44,750	$41,805	$37,630	$36,068	(2)	$32,442
Real estate acquisition costs	823	213	1,010	59		—
Equity in earnings of unconsolidated joint ventures	1,368	914	992	1,085		1,113
Income from continuing operations	11,856	11,572	7,438	10,574		8,905
Income (loss) from discontinued operations	20,452	2,148	1,868	9,067		(4,013)
Net income attributable to One Liberty Properties, Inc.	32,320	13,724	9,306	19,641		4,892
Weighted average number of common shares outstanding:
Basic	14,427	13,801	11,465	10,651		10,183
Diluted	14,527	13,851	11,510	10,812		10,183
Net income per common share—basic
Income from continuing operations	$.80	$.81	$.65	$.99		$.87
Income (loss) from discontinued operations	1.38	.15	.16	.85		(.39)

Net income	$2.18	$.96	$.81	$1.84		$.48

Net income per common share—diluted
Income from continuing operations	$.79	$.80	$.65	$.98		$.87
Income (loss) from discontinued operations	1.37	.16	.16	.84		(.39)

Net income	$2.16	$.96	$.81	$1.82		$.48

Cash distributions per share of common stock	$1.34	$1.32	$1.23	$.08		$1.30
Stock distributions per share of common stock	—	—	—	$.80		—
BALANCE SHEET DATA(1)
Real estate investments, net	$410,525	$376,123	$366,428	$306,018		$312,780
Properties held for sale and related assets	—	16,975	28,180	32,677		69,746
Investment in unconsolidated joint ventures	19,485	7,170	6,769	7,635		7,554
Cash and cash equivalents	14,577	12,668	7,732	28,036		10,947
Total assets	481,166	452,821	436,362	400,097		420,209
Mortgages and loan payable	225,971	190,967	199,989	177,767		194,495
Mortgages payable—properties held for sale	—	6,970	7,058	4,162		22,123
Due under line of credit	—	20,000	36,200	27,000		27,000
Total liabilities	243,107	233,874	257,179	219,969		256,233
Total equity	238,059	218,947	179,183	180,128		163,975
OTHER DATA(3)(4)
Funds from operations	$23,775	$22,825	$18,160	$23,501		$19,935
Funds from operations per common share:
Basic	$1.60	$1.61	$1.58	$2.21		$1.96
Diluted	$1.59	$1.61	$1.58	$2.17		$1.96
Adjusted funds from operations	$22,577	$21,430	$17,030	$22,293		$18,441
Adjusted funds from operations per common share:
Basic	$1.52	$1.51	$1.49	$2.09		$1.81
Diluted	$1.51	$1.51	$1.48	$2.06		$1.81

(1)
Certain amounts reported in prior years have been reclassified to conform to the current year's presentation. Specifically, amounts for prior years have been reclassified (i) for discontinued operations and (ii) with respect to our tenant-in-common interest, from an investment in real estate to an investment in an unconsolidated joint venture. See note 2 to our consolidated financial statements.

(2)
Includes a lease termination fee of $1.78 million.

(3)
See "—Funds from Operations and Adjusted Funds from Operations" for a discussion of the limitations on such data and a reconciliation of such data to our financial information presented in accordance with GAAP.

(4)
Amounts reported in 2009 and 2008 have been adjusted to add back impairment charges in accordance with NAREIT's (as defined) guidance.

Funds from Operations and Adjusted Funds from Operations

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

        The table below provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for each of the indicated years (amounts in thousands):

	2012	2011	2010	2009	2008
Net income	$32,320	$13,724	$9,306	$19,641	$4,892
Add: depreciation of properties	9,857	9,364	8,606	8,779	8,749
Add: our share of depreciation in unconsolidated joint ventures	849	595	537	545	544
Add: impairment charges	—	—	—	229	5,983
Add: amortization of deferred leasing costs	108	74	53	64	64
Add: our share of amortization of deferred leasing cost in unconsolidated joint ventures	82	—	—	—	—
Add: federal excise tax relating to gain on sales	290	—	—	—	—
Deduct: gain on sales of real estate	(19,731)	(932)	(235)	(5,757)	—
Deduct: gain on dispositions of real estate of unconsolidated joint ventures	—	—	(107)	—	(297)

Funds from operations	23,775	22,825	18,160	23,501	19,935
Deduct: straight line rent accruals and amortization of lease intangibles	(1,352)	(1,430)	(1,129)	(1,108)	(1,315)
Deduct: our share of straight line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	154	35	(1)	(100)	(179)

Adjusted funds from operations	$22,577	$21,430	$17,030	$22,293	$18,441

        The table below provides a reconciliation of net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO.

	2012	2011	2010	2009	2008
Net income	$2.16	$.96	$.81	$1.82	$.48
Add: depreciation of properties	.66	.66	.75	.81	.86
Add: our share of depreciation in unconsolidated joint ventures	.06	.05	.05	.05	.05
Add: impairment charges		—	—	.02	.59
Add: amortization of deferred leasing costs	.01	.01	—	—	.01
Add: our share of amortization of deferred leasing cost in unconsolidated joint ventures	—	—	—	—	—
Add: federal excise tax relating to gain on sales	.02	—	—	—	—
Deduct: gain on sales of real estate	(1.32)	(.07)	(.02)	(.53)	—
Deduct: gain on dispositions of real estate of unconsolidated joint ventures	—	—	(.01)	—	(.03)

Funds from operations	1.59	1.61	1.58	2.17	1.96
Deduct: straight line rent accruals and amortization of lease intangibles	(.09)	(.10)	(.10)	(.10)	(.13)
Deduct: our share of straight line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	.01	—	—	(.01)	(.02)

Adjusted funds from operations	$1.51	$1.51	$1.48	$2.06	$1.81

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        We are a self-administered and self-managed real estate investment trust. We acquire, own and manage a geographically diversified portfolio of retail, industrial, health and fitness, office, flex and other properties, a substantial portion of which are leased under long-term net leases. As of December 31, 2012, we owned 93 properties and our joint ventures owned seven properties. The 100 properties are located in 29 states.

        We face a variety of risks and challenges in our business. As more fully described under Item 1.A. Risk Factors, we, among other things, face the possibility we will not be able to acquire accretive properties on acceptable terms, lease our properties on terms favorable to us or at all and that our tenants may not be able to pay their rental and other obligations.

        We seek to manage the risk of our real property portfolio by diversifying among types of properties and industries, locations, tenants and scheduled lease expirations. As a result:

  •
  61.6%, 14%, 8.3%, 7.3% and 8.8% of our 2013 contractual rental income is derived from retail, industrial, health and fitness, office, and other properties, respectively,

  •
  only one tenant accounts for 10% or more of our 2013 contractual rental income,

  •
  properties in only two states account for more than 10% of 2013 contractual rental income (excluding the effect of properties leased to a single tenant but located in multiple states (i.e., Haverty Furniture and Pantry Pride), and

  •
  through 2021, there is only one year in which the percentage of our contractual rental income represented by expiring leases exceeds 10% of our 2013 contractual rental income and approximately 47.5% of our 2013 contractual rental income is represented by leases expiring in 2022 and thereafter.

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

Summary of 2012 Results

        In 2012, our net income increased 136% to $32.32 million from $13.72 million in 2011. The increase is due primarily to an increase in income from discontinued operations and, to a lesser extent, an increase in income from continuing operations.

        Income from discontinued operations increased in 2012 to $20.45 million from $2.15 million in 2011. The increase in income from discontinued operations is attributable to the gain of $19.41 million from the sale in 2012 of five properties.

        Income from continuing operations increased to $11.86 million from $11.57 million in 2011. Contributing to the increase were increases in, among other things, rental revenues, equity in earnings of unconsolidated joint ventures and gain on sale of real estate. Partially offsetting the increase were increases in depreciation and amortization expense, real estate acquisition expense and federal excise and state taxes and the inclusion in 2011 of a $1.24 million gain on settlement of debt.

2012 Highlights and Recent Developments

        In 2012, we:

  •
  purchased eleven properties with 2013 contractual rental income of approximately $3.8 million for an aggregate purchase price of approximately $44.6 million,

  •
  sold five properties, for an aggregate of $36.1 million and a net gain of $19.41 million. The properties sold accounted for $1.04 million of income from operations of discontinued operations in 2012,

  •
  refinanced the approximately $22.85 million of mortgage debt secured by the eleven properties leased to Haverty Furniture and bearing interest of 6.87% per year. The new mortgage debt, in the aggregate principal amount of $25 million, matures September 1, 2032 (subject to the lender's option to call the debt for any reason on 90 days' notice at any time after September 1, 2022) and bears interest of 5.125% per year, and

  •
  amended our credit facility to, among other things, reduce our interest rate floor from 5.5% to 4.75%, increase our permitted borrowings from $55 million to $75 million and extend the facility's maturity from March 31, 2013 to March 31, 2015. As of December 31, 2012 and March 13, 2013, no borrowings were outstanding under the facility.

        In the first quarter of 2013, we elected not to participate in the redevelopment plan proposed by our joint venture partner in the Plano Property, and thereafter, our partner exercised its right to purchase our 90% interest in the venture for approximately $13.5 million. We anticipate that this transaction will be completed in 2013.

Results of Operations

Comparison of Years Ended December 31, 2012 and 2011

Total Revenues

        The following table compares revenues for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2012	2011		% Change
Total revenues	$44,750	$41,805	$2,945	7.0%

        Total revenues.    The increase is attributable to rental revenues of $3.30 million earned from 17 properties acquired by us beginning March 2011 (of which $1.3 million is attributable to properties acquired in 2012), and $153,000 of real estate tax and expense reimbursements from tenants (primarily from properties we acquired since July 2011). Partially offsetting the increase was the net decrease of approximately $637,000 in rental revenue resulting from the contribution, on February 6, 2012, of the Plano Property to an unconsolidated joint venture.

Operating Expenses

        The following table compares operating expenses for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2012	2011		% Change
Operating expenses:
Depreciation and amortization	$9,706	$8,934	$772	8.6%
General and administrative	7,317	6,849	468	6.8
Federal excise and state taxes	457	168	289	172
Real estate acquisition costs	823	213	610	286
Real estate expenses	2,622	2,331	291	12.5
Leasehold rent	308	308	—	—

Total operating expenses	21,233	18,803	2,430	12.9

Operating income	$23,517	$23,002	$515	2.2

        Depreciation and amortization expense.    The increase is substantially due to depreciation expense on the 17 properties we acquired beginning March 2011, partially offset by the decrease in depreciation resulting from the contribution of the Plano Property to an unconsolidated joint venture.

        General and administrative expenses.    Contributing to the increase were increases of approximately (i) $268,000 in payroll and payroll related expenses due to higher levels of compensation and to a lesser extent, additional employees and (ii) $214,000 in non-cash compensation expense related to restricted stock awards due to the increase in the number of awards granted, the higher fair value of such awards at the time of grant and changes in assumptions relating to restricted stock units.

        Federal excise and state taxes.    As a REIT, we are subject to a non-deductible Federal excise tax of 4% to the extent that the sum of (i) 85% of our ordinary taxable income, (ii) 95% of our capital gains and (iii) any undistributed taxable income from the prior year exceeds our distributions paid in such year. We incurred an excise tax of $290,000 because our 2012 calendar year distributions were less than the total of these amounts. There was no corresponding federal excise tax expense in the prior year.

        Real estate acquisition costs.    The increase is due to the increased acquisition activity and increased professional fees resulting from the complexity of certain of the acquisitions.

        Real estate expenses.    The increase is attributable to the following factors: (i) approximately $620,000 is due to the net increase in expenses (including approximately $356,000 of real estate taxes) relating to properties we acquired since July 2011 and (ii) increases in other real estate expenses, none of which was individually material. Partially offsetting the increase was the inclusion, with respect to the Plano Property, of $12,000 of real estate taxes in 2012 compared to $260,000 in 2011.

  Other Income and Expenses

        The following table compares other income and expenses for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2012	2011		% Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$1,368	$914	$454	49.7%
Gain on settlement of debt	—	1,240	(1,240)	(100)
Other income (loss)	241	(35)	276	789
Interest:
Expense	(12,813)	(12,732)	(81)	(.6)
Amortization of deferred financing costs	(776)	(817)	41	5.0
Gain on sale of real estate	319	—	319	n/a
Income from continuing operations	11,856	11,572	284	2.5

        Equity in earnings of unconsolidated joint ventures.    The increase is due primarily to: (i) our approximate 36% share (i.e., $233,000) of the net proceeds from a settlement entered into in May 2012 with a former tenant; (ii) the inclusion during 2011 of our 50% share (i.e., $62,000) of real estate acquisition costs incurred in connection with the purchase of a property by a joint venture in March 2011; and (iii) our 90% share (i.e., $137,000) of the net operating income from the Plano Property. Partially offsetting the increase was the inclusion during 2012 of our share (i.e., $68,000) of real estate acquisition costs related to the Plano Property.

        Gain on settlement of debt.    This gain represents the satisfaction, at less than face value, of the $8.9 million mortgage payable related to the Plano Property. The $1.24 million gain is net of a $19,000 write off of the balance of related deferred mortgage costs.

        Other income (loss).    The results for 2012 includes a $199,000 settlement with the carrier of a commercial crime insurance policy relating to our claim against our former president. The loss for 2011 includes an impairment charge recorded on marketable securities that had unrealized losses of $126,000 and that were sold in January 2012.

        Interest expense.    The following table summarizes interest expense for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2012	2011		% Change
Interest expense:
Credit line interest	$852	$987	$(135)	(13.7)%
Mortgage interest	11,961	11,745	216	1.8

Total	$12,813	$12,732	$81.6

  Credit line interest

        The decrease is due to the decrease, pursuant to amendments to our credit facility, which, among other things, reduced the annual interest rate from 6% to 5.5%, effective August 5, 2011, and from 5.5% to 4.75%, effective July 31, 2012, and, to a lesser extent, a decrease in the weighted average balance outstanding under our credit facility. The weighted average balance decreased due to repayments with financing proceeds from several properties and with a portion of the proceeds from the sale of three properties in June, September and October 2012, partially offset by borrowings for property acquisitions.

  Mortgage interest

        The following table reflects the interest rate on our mortgage debt and principal amount of outstanding mortgage debt, in each case on a weighted average basis:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2012	2011		% Change
Interest rate on mortgage debt	5.92%	6.21%	(.29)%	(4.7)%
Principal amount of mortgage debt	$202,190	$189,187	$13,003	6.9

        The increase in mortgage interest expense is due to the increases in the weighted average amount of mortgage debt outstanding, partially offset by a decrease in the weighted average interest rate on outstanding mortgage debt. The decrease in the weighted average interest rate is principally due to the financing in 2011 and 2012 of $86 million of mortgage debt with a weighted average interest rate of approximately 4.9%.

        Gain on sale of real estate.    In February 2012, we contributed the Plano Property to an unconsolidated joint venture in exchange for a 90% interest therein, and our joint venture partner contributed $1.5 million for a 10% interest therein and we realized a gain of $319,000. In March 2013, our venture partner exercised its right to purchase our interest in the venture for $13.5 million.

Discontinued Operations

        The following table compares discontinued operations for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2012	2011		% Change
Discontinued operations:
Income from operations	$1,039	$1,216	$(177)	(14.6)%
Net gain on sales	19,413	932	18,481	1,983

Income from discontinued operations	$20,452	$2,148	$18,304	852

        Income from discontinued operations includes the income from operations and gain on sale of six of our properties, five of which were sold during 2012 and one of which was sold in 2011.

Comparison of Years Ended December 31, 2011 and 2010

Total Revenues

        The following table compares revenues for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2011	2010		% Change
Total revenues	$41,805	$37,630	$4,175	11.1%

        Total revenues.    The increase is attributable to rental revenues of $4.2 million earned from substantially all of the properties acquired by us since February 2010 (approximately $3.38 million and $857,000 from properties acquired in 2010 and 2011, respectively), and $249,000 of real estate tax and expense reimbursements from tenants. Partially offsetting the increase was the $198,000 decrease from lease amendments with tenants at two properties and a $198,000 net decrease of rental income from the Plano Property that we contributed in February 2012 to an unconsolidated joint venture.

Operating Expenses

        The following table compares operating expenses for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2011	2010		% Change
Operating expenses:
Depreciation and amortization	$8,934	$7,994	$940	11.8%
General and administrative	6,849	6,148	701	11.4
Federal excise and state taxes	168	193	(25)	(13.0)
Real estate acquisition costs	213	1,010	(797)	(78.9)
Real estate expenses	2,331	1,875	456	24.3
Leasehold rent	308	308	—	—

Total operating expenses	18,803	17,528	1,275	7.3

Operating income	$23,002	$20,102	$2,900	14.4

        Depreciation and amortization expense.    The increase is due to the $951,000 expense associated with substantially all of the properties acquired since February 2010 (of which $300,000 relates to the six properties acquired in 2011) and $84,000 relating to the depreciation of tenant improvements partially offset by the inclusion in 2010 of $118,000 in amortization of the lease intangible associated with the Plano Property.

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

        Real estate acquisition costs.    These expenses decreased due to the inclusion in 2010 of expenses of a greater number of acquisitions than in 2011.

        Real estate expenses.    Approximately $257,000 of the increase is attributable to real estate taxes, of which $74,000 and $156,000 relate to properties we acquired in 2011 and 2010, respectively. The balance of the increase is attributable to increases in various components of real estate expense, none of which was individually significant.

  Other Income and Expenses

        The following table compares other income and expenses for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2011	2010		% Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$914	$992	$(78)	(7.9)%
Gain on disposition of real estate held by unconsolidated joint venture	—	107	(107)	(100)
Gain on settlement of debt	1,240	—	1,240	n/a
Other (loss) income	(35)	308	(343)	(111)
Interest:
Expense	(12,732)	(13,492)	760	5.6
Amortization of deferred financing costs	(817)	(579)	(238)	(41.1)
Income from continuing operations	11,572	7,438	4,134	55.6

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

        Gain on settlement of debt.    This gain represents the satisfaction, at less than face value, of the $8.9 million mortgage payable related to the Plano Property. The $1.24 million gain is net of a $19,000 write off of the balance of related deferred mortgage costs.

        Other (loss) income.    The decrease is due to an impairment charge recorded on marketable securities that had unrealized losses of $126,000 and that were sold in January 2012 and the inclusion in 2010 of $68,000 in interest income from marketable securities which were sold in 2010 for a $149,000 gain.

        Interest expense.    The following table summarizes interest expense for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2011	2010		% Change
Interest expense:
Credit line interest	$987	$1,551	$(564)	(36.4)%
Mortgage interest	11,745	11,941	(196)	(1.6)

Total	$12,732	$13,492	$(760)	(5.6)

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

  Mortgage interest

        The following table reflects the interest rate on our mortgage debt and principal amount of outstanding mortgage debt, in each case on a weighted average basis:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2011	2010		% Change
Interest rate on mortgage debt	6.21%	6.32%	(.11)%	(1.7)%
Principal amount of mortgage debt	$189,187	$188,938	$249	0.1

        The $196,000 decrease in mortgage interest expense is due primarily to the decrease in the weighted average interest rate on outstanding mortgage debt. The interest rate decreased due to the paydowns and settlements (i) in 2011 of $19.6 million of mortgage debt bearing a weighted average interest of 7.52% and (ii) in 2010 of approximately $10.7 million of mortgage debt bearing a weighted average interest rate of approximately 8.15%.

        Amortization of deferred financing costs.    The increase is due to $86,000 incurred in connection with financings on four properties we acquired in 2010, $63,000 incurred in connection with the amendment of our line of credit in January 2011 and $99,000 due to the accelerated amortization of deferred financing costs relating to two mortgage loans that were paid in full in February 2011.

Discontinued Operations

        The following table compares discontinued operations for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2011	2010		% Change
Discontinued operations:
Income from operations	$1,216	$1,633	$(417)	(25.5)%
Net gain on sales	932	235	697	297

Income from discontinued operations	$2,148	$1,868	$280	15.0

        Income from discontinued operations includes the (i) results of operations and the gain on sale of three of our properties, one of which was sold during 2011 and two of which were sold in 2010 and (ii) the results of operations of five properties sold in 2012.

Liquidity and Capital Resources

        Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our revolving credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of our equity securities and property sales. Our available liquidity at March 12, 2013 was approximately $91 million, including approximately $16 million of cash and cash equivalents and $75 million available under our revolving line of credit (including the $6 million required deposit balance).

  Liquidity and Financing

        We expect to meet substantially all of our operating cash requirements (including dividend payments) from cash flow from operations. To the extent that cash flow from operations is not adequate to cover all of our operating needs, we will be required to use our available cash and cash equivalents or draw on our credit line (to the extent permitted) to satisfy operating requirements.

        Mortgage debt in aggregate principal amount of $58.6 million (inclusive of $18.4 million of debt amortization payments) is payable from January 1, 2013 through December 31, 2015 (i.e., $8 million in 2013, $37.4 million in 2014 and $13.2 million in 2015). We intend to make debt amortization payments from operating cash flow and, though no assurance can be given that we will be successful in this regard, generally intend to refinance or extend the mortgage loans which mature in 2013 through 2015. We intend to repay the amounts not refinanced or extended from our existing funds and sources of funds, including our available cash and our credit line (to the extent available).

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

        Typically, we utilize funds from our credit facility to acquire a property and, thereafter secure long term, fixed rate mortgage debt on such property. We apply the proceeds from the mortgage loan to repay borrowings under the credit facility, thus providing us with the ability to re-borrow under the credit facility for the acquisition of additional properties. As a result, in order to grow our business, it is important to have a credit facility in place.

Credit Facility

        We can borrow up to $75 million pursuant to our revolving credit facility which is available to us for the acquisition of commercial real estate, repayment of mortgage debt, property improvements and general working capital purposes; provided, that if used for property improvements and working capital purposes, such use will not exceed the lesser of $15 million and 15% of the borrowing base and if used for working capital purposes, will not exceed $10 million. The facility matures on March 31, 2015 and bears interest at the greater of (i) 90 day LIBOR plus 3% and (ii) 4.75%. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $75 million. We are required to maintain at least $6 million in average deposit balances.

        The terms of our revolving credit facility include certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At December 31, 2012, we were in compliance in all material respects with the covenants under this facility.

Contractual Obligations

        The following sets forth our contractual obligations as of December 31, 2012:

	Payment due by period
(Dollars in thousands)	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Contractual Obligations
Mortgages payable—interest and amortization(1)	$160,930	$18,960	$31,810	$25,681	$84,479
Mortgages payable—balances due at maturity	138,544	1,879	38,364	62,987	35,314
Credit facility(2)	—	—	—	—	—
Purchase obligations(3)	17,267	3,238	6,584	6,587	858

Total	$316,741	$24,077	$76,758	$95,255	$120,651

(1)
Assumes that the interest rate on the $6.07 million variable rate mortgage debt (3.21% per annum) maturing in 2022 is fixed in November 2013 at 4.75% per annum with a 25 year amortization schedule.

(2)
There was no balance outstanding as of December 31, 2012. We may borrow up to $75 million under such facility.

(3)
Includes $2.9 million payable annually pursuant to the compensation and services agreement (at the rate in effect at December 31, 2012 and assuming such agreement continues for only five years), amounts payable for office space leased from a related party and amounts payable pursuant to a ground lease.

        As of December 31, 2012, we had $226 million of mortgage debt outstanding (excluding mortgage indebtedness of our unconsolidated joint ventures), all of which is non-recourse (subject to standard carve-outs). We expect that mortgage interest and amortization payments (excluding repayments of principal at maturity) of approximately $50.8 million due through 2015 will be paid primarily from cash generated from our operations. We anticipate that debt obligations due through 2015 of approximately $40.2 million will be paid primarily from cash and cash equivalents and mortgage financings and refinancings. If we are unsuccessful in refinancing our existing indebtedness or financing our unencumbered properties, our cash flow, funds available under our credit facility and available cash, if any, may not be sufficient to repay all debt obligations when payments become due, and we may need to issue additional equity, obtain long or short term debt, or dispose of properties on unfavorable terms.

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

        Our board of directors reviews the dividend policy regularly to determine if any changes to our dividend should be made.

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

        At December 31, 2012, we had eight interest rate swap agreements outstanding (including one held by two of our unconsolidated joint ventures). The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of December 31, 2012, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and net unrealized gain on derivative instruments would have increased by approximately $1.52 million. If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and net unrealized gain on derivative instruments would have decreased by approximately $1.41 million. These changes would not have any impact on our net income or cash.

        Our mortgage debt, after giving effect to the interest rate swap agreements and excluding a $6.07 million mortgage maturing in 2022, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages. As of December 31, 2012, if there had been an increase of 100 basis points on the $6.07 million mortgage debt, interest expense would have increased by approximately $44,000 and a decrease of 100 basis points would have decreased interest expense by approximately $10,000.

        Our credit facility is a revolving variable rate facility which is sensitive to interest rates. Under current market conditions, we do not believe that our risk of material potential losses in future earnings, fair values and/or cash flows from near-term changes in market rates that we consider reasonably possible is material. We assessed the market risk for our revolving credit facility and believe that there is no foreseeable market risk because interest is charged at the greater of (i) 90 day LIBOR plus 3% and (ii) 4.75% per annum. At December 31, 2012, 90 day LIBOR plus 3% was approximately 3.31%; therefore, an increase or decrease of 100 basis points on this interest rate would not have any impact on our interest expense related to this facility.

        The fair market value of our long term debt is estimated based on discounting future cash flows at interest rates that our management believes reflect the risks associated with long term debt of similar risk and duration.

        The following table sets forth our debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated fair market value at December 31, 2012:

	For the Year Ended December 31,
(Dollars in thousands)	2013	2014	2015	2016	2017	Thereafter	Total	Fair Market Value
Fixed rate:
Long term debt(1)	$8,039	$37,393	$13,216	$31,187	$43,089	$93,047	$225,971	$233,170
Weighted average interest rate	5.52%	5.42%	5.35%	5.27%	5.22%	5.15%	5.25%	4.8%
Variable rate:
Long term debt(2)	—	—	—	—	—	—	—	—

(1)
Includes the $6.07 million variable rate mortgage debt maturing in 2022 and assumes that effective November 2013, the interest rate is fixed at 4.75% per annum and such debt provides for principal payments on a 25 year amortization schedule.

(2)
Our credit facility matures on March 31, 2015 and bears interest at the greater of (i) 4.75% and (ii) 90 day LIBOR plus 3%.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based on its assessment, our management believes that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

        Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on management's assessment of our internal control over financial reporting. This report appears on page F-1 of this Annual Report on Form 10-K.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Apart from certain information concerning our executive officers which is set forth in Part I of this Annual Report, additional information required by this Item 10 shall be included in our proxy statement for our 2013 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2013, and is incorporated herein by reference.

Item 11.    Executive Compensation.

        The information concerning our executive compensation required by this Item 11 shall be included in our proxy statement for our 2013 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2013, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information concerning our beneficial owners and management required by this Item 12 shall be included in our proxy statement for our 2013 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2013 and is incorporated herein by reference.

Equity Compensation Plan Information

        The following table provides information about shares of our common stock that may be issued upon the exercise of options, warrants and rights under our 2009 Stock Incentive Plan as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(3)
	(a)		(b)	(c)
Equity compensation plans approved by security holders(1)	200,000	(2)	—	600,000
Equity compensation plans not approved by security holders	—		—	—

Total	200,000		—	600,000

(1)
As of December 31, 2012, the only equity compensation plan under which equity compensation may be awarded is our 2012 Incentive Plan, which was approved by our stockholders in June 2012. This plan permits us to grant stock options, restricted stock, restricted stock units and performance based awards to our employees, officers, directors and consultants.

(2)
Represents an aggregate of up to 200,000 shares of common stock issuable pursuant to restricted stock units issued pursuant to our 2009 Incentive Plan. The shares underlying these units vest on June 30, 2017 if and to the extent specified performance or market conditions are satisfied, assuming continued employment.

(3)
Does not give effect to 112,650 restricted stock awards granted January 15, 2013 pursuant to our 2012 Incentive Plan.

Item 13.    Certain Relationships and Related Transactions.

        The information concerning certain relationships, related transactions and director independence required by this Item 13 shall be included in our proxy statement for our 2013 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2013 and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        The information concerning our principal accounting fees required by this Item 14 shall be included in our proxy statement for our 2013 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2013, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this Report:

        (1)   The following financial statements of the Company are included in this Annual Report on Form 10-K:

        (2)   Financial Statement Schedules:

—Schedule III—Real Estate and Accumulated Depreciation	F-38 through F-42

        All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b)
Exhibits:

3.1		Articles of Amendment and Restatement of One Liberty Properties, Inc., dated July 20, 2004 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
3.2
Articles of Amendment to Restated Articles of Incorporation of One Liberty Properties, Inc. filed with the State of Assessments and Taxation of Maryland on June 17, 2005 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
3.3
Articles of Amendment to Restated Articles of Incorporation of One Liberty Properties, Inc. filed with the State of Assessments and Taxation of Maryland on June 21, 2005 (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
3.4		By-Laws of One Liberty Properties, Inc., as amended (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 12, 2007).
3.5		Amendment, effective as of June 12, 2012, to By-Laws of One Liberty Properties, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 12, 2012).
4.1	*	One Liberty Properties, Inc. 2009 Incentive Plan (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2010).
4.2	*	One Liberty Properties, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

4.3		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-2, Registration No. 333-86850, filed on April 24, 2002 and declared effective on May 24, 2002).
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
10.4
Third Amendment to Second Amended and Restated Loan Agreement dated as of July 31, 2012, between VNB New York Corp., Bank Leumi USA, Israel Discount Bank of New York, Manufacturers and Traders Trust Company and One Liberty Properties, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 2, 2012).
10.5	*
Compensation and Services Agreement effective as of January 1, 2007 between One Liberty Properties, Inc. and Majestic Property Management Corp. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 14, 2007).
10.6*
First Amendment to Compensation and Services Agreement effective as of April 1, 2012 between One Liberty Properties, Inc. and Majestic Property Management Corp. (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).
10.7	*	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 15, 2010).
10.8	*	Form of Restricted Stock Award Agreement for the 2009 Incentive Plan (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2010).
14.1		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to One Liberty Properties, Inc.'s Current Report on Form 8-K filed on March 14, 2006).
21.1		Subsidiaries of Registrant
23.1		Consent of Ernst & Young LLP
31.1		Certification of President and Chief Executive Officer
31.2		Certification of Senior Vice President and Chief Financial Officer
32.1		Certification of President and Chief Executive Officer

32.2	Certification of Senior Vice President and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Indicates a management contract or compensatory plan or arrangement.

        The file number for all the exhibits incorporated by reference is 001-09279 other than exhibit 4.3 whose file number is 333-86850.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

ONE LIBERTY PROPERTIES, INC.
March 15, 2013	By:	/s/ PATRICK J. CALLAN, JR. Patrick J. Callan, Jr. President and Chief Executive Officer

        Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ FREDRIC H. GOULD Fredric H. Gould	Chairman of the Board of Directors	March 15, 2013
/s/ PATRICK J. CALLAN, JR. Patrick J. Callan, Jr.	President, Director and Chief Executive Officer (Principal Executive Officer)	March 15, 2013
/s/ JOSEPH A. AMATO Joseph A. Amato	Director	March 15, 2013
/s/ CHARLES BIEDERMAN Charles Biederman	Director	March 15, 2013
/s/ JAMES J. BURNS James J. Burns	Director	March 15, 2013
/s/ JOSEPH A. DELUCA Joseph A. DeLuca	Director	March 15, 2013
/s/ JEFFREY A. GOULD Jeffrey A. Gould	Director	March 15, 2013
/s/ MATTHEW J. GOULD Matthew J. Gould	Director	March 15, 2013

Signature	Title	Date

/s/ LOUIS P. KAROL Louis P. Karol	Director	March 15, 2013
/s/ J. ROBERT LOVEJOY J. Robert Lovejoy	Director	March 15, 2013
/s/ EUGENE I. ZURIFF Eugene I. Zuriff	Director	March 15, 2013
/s/ DAVID W. KALISH David W. Kalish	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2013
/s/ KAREN DUNLEAVY Karen Dunleavy	Vice President, Financial (Principal Accounting Officer)	March 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
One Liberty Properties, Inc. and Subsidiaries

        We have audited One Liberty Properties, Inc. and Subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, One Liberty Properties, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of One Liberty Properties, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2012 of the Company and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
One Liberty Properties, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of One Liberty Properties, Inc. and Subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of One Liberty Properties, Inc. and Subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), One Liberty Properties, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 15, 2013

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in Thousands, Except Par Value)

	December 31,
	2012	2011
ASSETS
Real estate investments, at cost
Land	$138,152	$123,636
Buildings and improvements	335,189	306,701

Total real estate investments, at cost	473,341	430,337
Less accumulated depreciation	62,816	54,214

Real estate investments, net	410,525	376,123
Property contributed to joint venture (including related assets of $84)	—	11,842
Properties held for sale (including related assets of $968)	—	16,975
Investment in unconsolidated joint ventures	19,485	7,170
Cash and cash equivalents	14,577	12,668
Unbilled rent receivable	12,629	11,264
Unamortized intangible lease assets	16,491	11,240
Escrow, deposits and other assets and receivables	3,741	3,161
Investment in BRT Realty Trust at market (related party)	241	235
Unamortized deferred financing costs	3,477	2,143

Total assets	$481,166	$452,821

LIABILITIES AND EQUITY
Liabilities:
Mortgages and loan payable	$225,971	$190,967
Mortgages payable—property held-for-sale	—	6,970
Line of credit	—	20,000
Dividends payable	5,252	4,805
Accrued expenses and other liabilities	6,584	5,967
Unamortized intangible lease liabilities	5,300	5,165

Total liabilities	243,107	233,874

Commitments and contingencies	—	—
Equity:
One Liberty Properties Inc. stockholders' equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized; 14,598 and 14,213 shares issued and outstanding	14,598	14,213
Paid-in capital	196,107	189,486
Accumulated other comprehensive loss	(1,578)	(1,019)
Accumulated undistributed net income	28,001	15,605

Total One Liberty Properties, Inc. stockholders' equity	237,128	218,285
Non-controlling interests in joint ventures	931	662

Total equity	238,059	218,947

Total liabilities and equity	$481,166	$452,821

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Amounts in Thousands, Except Per Share Data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Rental income, net	$44,750	$41,805	$37,630

Operating expenses:
Depreciation and amortization	9,706	8,934	7,994
General and administrative (including $2,685, $2,685 and $2,083, respectively, to related party)	7,317	6,849	6,148
Federal excise and state taxes	457	168	193
Real estate acquisition costs	823	213	1,010
Real estate expenses (including $600 in each year to related party)	2,622	2,331	1,875
Leasehold rent	308	308	308

Total operating expenses	21,233	18,803	17,528

Operating income	23,517	23,002	20,102
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	1,368	914	992
Gain on disposition of real estate—unconsolidated joint venture	—	—	107
Gain on settlement of debt	—	1,240	—
Other income (loss)	241	(35)	308
Interest:
Expense	(12,813)	(12,732)	(13,492)
Amortization of deferred financing costs	(776)	(817)	(579)
Gain on sale of real estate	319	—	—

Income from continuing operations	11,856	11,572	7,438

Discontinued operations:
Income from operations	1,039	1,216	1,633
Net gain on sales	19,413	932	235

Income from discontinued operations	20,452	2,148	1,868

Net income	32,308	13,720	9,306
Plus net loss attributable to non-controlling interests	12	4	—

Net income attributable to One Liberty Properties, Inc.	$32,320	$13,724	$9,306

Weighted average number of common shares outstanding:
Basic	14,427	13,801	11,465

Diluted	14,527	13,851	11,510

Per common share attributable to common stockholders—basic:
Income from continuing operations	$.80	$.81	$.65
Income from discontinued operations	1.38	.15	.16

	$2.18	$.96	$.81

Per common share attributable to common stockholders—diluted:
Income from continuing operations	$.79	$.80	$.65
Income from discontinued operations	1.37	.16	.16

	$2.16	$.96	$.81

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$32,308	$13,720	$9,306

Other comprehensive (loss)
Net unrealized gain (loss) on available-for-sale securities	11	66	(60)
Net unrealized (loss) on derivative instruments	(547)	(747)	(287)
One Liberty Property's share of joint venture net unrealized (loss) on derivative instruments	(23)	(182)	—

Other comprehensive (loss)	(559)	(863)	(347)

Comprehensive income	31,749	12,857	8,959
Plus: comprehensive loss attributable to non-controlling interests	12	4	—

Comprehensive income attributable to One Liberty Properties, Inc.	$31,761	$12,861	$8,959

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

For the Three Years Ended December 31, 2012

(Amounts in Thousands, Except Per Share Data)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Undistributed Net Income	Non- Controlling Interests in Joint Ventures	Total
Balances, December 31, 2009	$10,879	$143,272	$191	$25,786	$—	$180,128
Distributions—common stock Cash—$1.23 per share	—	—	—	(14,123)	—	(14,123)
Issuance of stock for stock dividend obligation at December 31, 2009	216	1,888	—	—	—	2,104
Restricted stock vesting	36	(36)	—	—	—	—
Shares issued through dividend reinvestment plan	81	1,119	—	—	—	1,200
Compensation expense—restricted stock	—	915	—	—	—	915
Net income	—	—	—	9,306	—	9,306
Other comprehensive (loss)	—	—	(347)	—	—	(347)

Balances, December 31, 2010	11,212	147,158	(156)	20,969	—	179,183
Distributions—common stock Cash—$1.32 per share	—	—	—	(19,088)	—	(19,088)
Shares issued in public offering—net of offering costs of $282	2,700	37,869	—	—	—	40,569
Restricted stock vesting	46	(46)	—	—	—	—
Shares issued through dividend reinvestment plan	255	3,496	—	—	—	3,751
Contribution from non-controlling interest partner	—	—	—	—	666	666
Compensation expense—restricted stock	—	1,009	—	—	—	1,009
Net income (loss)	—	—	—	13,724	(4)	13,720
Other comprehensive (loss)	—	—	(863)	—	—	(863)

Balances, December 31, 2011	14,213	189,486	(1,019)	15,605	662	218,947
Distributions—common stock Cash—$1.34 per share	—	—	—	(19,924)	—	(19,924)
Shares issued through equity offering program—net	121	2,010	—	—	—	2,131
Restricted stock vesting	49	(49)	—	—	—	—
Shares issued through dividend reinvestment plan	215	3,437	—	—	—	3,652
Contributions from non-controlling interest partners	—	—	—	—	571	571
Distribution to non-controlling interest	—	—	—	—	(290)	(290)
Compensation expense—restricted stock	—	1,223	—	—	—	1,223
Net income (loss)	—	—	—	32,320	(12)	32,308
Other comprehensive (loss)	—	—	(559)	—	—	(559)

Balances, December 31, 2012	$14,598	$196,107	$(1,578)	$28,001	$931	$238,059

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in Thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$32,308	$13,720	$9,306
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on settlement of debt	—	(1,240)	—
Gain on sales of real estate and other assets	(19,741)	(932)	(384)
Increase in rental income from straight-lining of rent	(1,354)	(1,455)	(675)
Decrease in rental income resulting from bad debt (recovery) expense, net	(117)	467	525
Decrease (increase) in rental income from amortization of intangibles relating to leases	2	26	(454)
Impairment charge on available-for-sale securities	—	126	—
Amortization of restricted stock expense	1,223	1,009	915
Gain on disposition of real estate held by unconsolidated joint venture	—	—	(107)
Equity in earnings of unconsolidated joint ventures	(1,368)	(914)	(992)
Distributions of earnings from unconsolidated joint ventures	1,016	902	978
Depreciation and amortization	9,966	9,439	8,659
Amortization and write off of financing costs	800	850	610
Changes in assets and liabilities:
(Increase) in escrow, deposits, other assets and receivables	(492)	(395)	(561)
Increase in accrued expenses and other liabilities	71	33	1,120

Net cash provided by operating activities	22,314	21,636	18,940

Cash flows from investing activities:
Purchase of real estate	(44,088)	(25,668)	(37,542)
Improvements to real estate	(4,969)	(3,746)	(1,208)
Net proceeds from sale of real estate	36,062	11,544	4,136
Investment in unconsolidated joint ventures	—	(669)	—
Distributions of return of capital from unconsolidated joint ventures	145	95	991
Prepaid tenant improvement allowance	—	—	(1,750)
Payment of leasing commissions	(438)	(183)	(422)
Net proceeds from sale of available-for-sale securities	373	—	6,345

Net cash (used in) investing activities	(12,915)	(18,627)	(29,450)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(5,533)	(5,181)	(5,066)
Repayment of mortgages payable	(32,422)	(15,302)	(10,689)
Proceeds from mortgage financings	65,989	12,455	7,500
Proceeds from common stock offering, net	2,131	40,569	—
Proceeds from bank line of credit	14,550	28,500	28,700
Repayment on bank line of credit	(34,550)	(44,700)	(19,500)
Issuance of shares through dividend reinvestment plan	3,652	3,751	1,200
Payment of financing costs	(2,111)	(741)	(1,272)
Capital contribution from non-controlling interests	571	666	—
Distribution to non-controlling interest	(290)	—	—
Cash distributions to common stockholders	(19,477)	(18,090)	(10,564)
Expenses associated with stock issuance	—	—	(103)

Net cash (used in) provided by financing activities	(7,490)	1,927	(9,794)

Net increase (decrease) in cash and cash equivalents	1,909	4,936	(20,304)
Cash and cash equivalents at beginning of year	12,668	7,732	28,036

Cash and cash equivalents at end of year	$14,577	$12,668	$7,732

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Amounts in Thousands)

	Year Ended December 31,
	2012	2011	2010
Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense, net of capitalized interest of $35 and $36 in 2012 and 2011, respectively	$13,088	$13,363	$13,934
Cash paid during the year for income taxes	68	70	73
Supplemental schedule of non-cash investing and financing activities:
Contribution of property to unconsolidated joint venture	$11,734	$—	$—
Common stock dividend—portion paid in shares of Company's common stock	—	—	2,209
Assumption of mortgages payable in connection with purchase of real estate	—	—	33,548
Settlement of mortgage debt	—	1,259	—
Purchase accounting allocations—intangible lease assets	6,641	2,387	5,500
Purchase accounting allocations—intangible lease liabilities	(588)	(614)	(1,040)
Reclassification of 2010 prepaid tenant improvement allowance to building improvements	—	1,750	—

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

NOTE 1—ORGANIZATION AND BACKGROUND

        One Liberty Properties, Inc. ("OLP") was incorporated in 1982 in Maryland. OLP is a self-administered and self-managed real estate investment trust ("REIT"). OLP acquires, owns and manages a geographically diversified portfolio of retail, industrial, health and fitness, office, flex and other properties, a substantial portion of which are under long-term net leases. As of December 31, 2012, OLP owned 93 properties, four of which are owned by consolidated joint ventures. OLP's unconsolidated joint ventures owned a total of seven properties. The 100 properties are located in 29 states.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements include the accounts and operations of OLP, its wholly-owned subsidiaries and its investment in four joint ventures in which the Company, as defined, has a controlling interest. OLP and its subsidiaries are hereinafter referred to as the "Company". Material intercompany items and transactions have been eliminated in consolidation.

Investment in Joint Ventures

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

        The Company assesses the accounting treatment for each joint venture investment. This assessment includes a review of each joint venture or limited liability company agreement to determine the rights of each party and whether those rights are protective or participating. For the Company's VIE, the Company reviews such agreement to determine which party has the power to direct the activities that most significantly impact the entity's economic performance. The agreements typically contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan. In situations where the Company and its partner (i) approve the annual budget, (ii) approve certain expenditures, (iii) prepare or review and approve the joint venture's tax return before filing, and (iv) approve each lease at each property, the Company does not consolidate the joint venture as the Company considers these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of the joint venture.

        With respect to the four consolidated joint ventures in which the Company has between an 85% and 95% interest, the Company has determined that (i) such ventures are not VIE's and (ii) the Company exercises substantial operating control and accordingly, such ventures are consolidated for financial statement purposes.

        In February 2012, the Company contributed its property located in Plano, Texas to a joint venture (see Note 5) in exchange for a 90% equity interest therein. The Company has determined that this joint venture is a VIE; however, the Company is not the primary beneficiary and accordingly, the

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company accounts for its investment in this joint venture under the equity method from the date of contribution.

        The Company accounts for its investments in six other unconsolidated joint ventures under the equity method of accounting, including the Company's tenant in common interest which was reclassified from an investment in real estate to an investment in an unconsolidated joint venture in all periods presented (see "Reclassification" below). All investments in these six joint ventures have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support and, as a group, the holders of the equity at risk have power through voting rights to direct the activities of these ventures. As a result, none of these six joint ventures are VIE's. In addition, although the Company is the managing member, it does not exercise substantial operating control over these entities, and therefore the entities are not consolidated. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for their share of equity in earnings, cash contributions and distributions. None of the joint venture debt is recourse to the Company, excluding standard carve-outs.

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

December 31, 2012

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Substantially all of the Company's properties are subject to long-term net leases under which the tenant is typically responsible to pay for real estate taxes, insurance and ordinary maintenance and repairs for the property directly to the vendor and the Company is not the primary obligor with respect to such items. As a result, the revenue and expenses relating to these properties is recorded on a net basis. For certain properties, the tenants, in addition to base rent, also pay the Company their pro rata share of real estate taxes and operating expenses. The income and expenses associated with these properties is recorded on a gross basis. During 2012, 2011 and 2010, the Company recorded additional rental income for the reimbursement of expenses in the amount of $947,000, $794,000 and $496,000, respectively.

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

December 31, 2012

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The values of acquired above-market and below-market leases are recorded based on the present values (using discount rates which reflect the risks associated with the leases acquired) of the differences between the contractual amounts to be received and management's estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of the acquisitions. Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal period(s). The fair values associated with below-market rental renewal options are determined based on the Company's experience and the relevant facts and circumstances that existed at the time of the acquisitions. The values of above-market leases are amortized to rental income over the terms of the respective non-cancellable lease periods. The portion of the values of below-market leases associated with the original non-cancellable lease terms are amortized to rental income over the terms of the respective non-cancellable lease periods. The portion of the values of the leases associated with below-market renewal options that are likely of exercise are amortized to rental income over the respective renewal periods. The value of other intangible assets (including leasing commissions and tenant improvements) is amortized to expense over the applicable terms of the respective leases. If a lease were to be terminated prior to its stated expiration or not renewed, all unamortized amounts relating to that lease would be recognized in operations at that time. The estimated useful lives of intangible assets or liabilities generally range from one to thirty five years.

Accounting for Long-Lived Assets and Impairment of Real Estate Owned

        The Company reviews its real estate portfolio on a quarterly basis to ascertain if there are any indicators of impairment to the value of any of its real estate assets, including deferred costs and intangibles, in order to determine if there is any need for an impairment charge. In reviewing the portfolio, the Company examines one or more of the following: the type of asset, the current financial statements or other available financial information of the tenant, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved, the timeliness of the payments made by the tenant under its lease, and any current communication with the tenant, including property inspection reports. For each real estate asset owned for which indicators of impairment exist, if the undiscounted cash flow analysis yields an amount which is less than the asset's carrying amount, an impairment loss is recorded to the extent that the estimated fair value is less than the asset's carrying amount. The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property. The analysis includes an estimate of the future cash flows that are expected to result from the real estate investment's use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, the effects of leasing demand, competition and other factors. Real estate assets that are classified as held for sale are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Real estate investments include costs of development and redevelopment activities, and construction in progress. Capitalized costs, including interest and other carrying costs during the construction and/or renovation periods, are included in the cost of the related asset and charged to operations through depreciation over the asset's estimated useful life.

        A conditional asset retirement obligation ("CARO") is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within the control of the Company. The Company would record a liability for a CARO if the fair value of the obligation can be reasonably estimated. There were no CARO's recorded by the Company during the three years ended December 31, 2012.

Cash and Cash Equivalents

        All highly liquid investments with original maturities of three months or less when purchased are considered to be cash equivalents. The Company places its cash and cash equivalents in high quality financial institutions.

Escrow, Deposits and Other Assets and Receivables

        Escrow, deposits and other assets and receivables include $1,104,000 and $999,000 at December 31, 2012 and 2011, respectively, of restricted cash relating to real estate taxes, insurance and other escrows.

Allowance for Doubtful Accounts

        The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments. If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required. At December 31, 2012 and 2011, the balance in allowance for doubtful accounts was $132,000 and $335,000, respectively, recorded as a reduction to accounts receivable. The balances at December 31, 2012 and 2011 are net of write offs of $86,000 and $1,109,000, respectively. The 2011 write off is primarily related to a former tenant which vacated the Company's property in June 2011 in the course of its liquidation after filing for bankruptcy protection in early 2011. The Company records bad debt expense as a reduction of rental income. For the year ended December 31, 2012, the Company recorded bad debt expense of $56,000 in income from continuing operations and net recoveries of previously recognized bad debt expense of $173,000 in discontinued operations as a result of collections from one tenant. For the years ended December 31, 2011 and 2010, the Company recorded bad debt expense of $486,000 and $432,000, respectively, in income from continued operations and $(19,000) and $93,000 in discontinued operations, respectively.

Depreciation and Amortization

        Depreciation of buildings is computed on the straight-line method over an estimated useful life of 40 years. Depreciation of improvements is computed on the straight line method over the lesser of the remaining lease term or its estimated useful life. Depreciation ceases when a property is deemed "held for sale". Leasehold interest and the related ground lease payments are amortized over the initial lease term of the leasehold position. Depreciation expense, including amortization of a leasehold position,

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

lease origination costs, and capitalized lease commissions amounted to $9,706,000, $8,934,000, and $7,994,000 for 2012, 2011 and 2010, respectively.

Deferred Financing Costs

        Mortgage and credit line costs are deferred and amortized on a straight-line basis over the terms of the respective debt obligations, which approximates the effective interest method. At December 31, 2012 and 2011, accumulated amortization of such costs was $3,096,000 and $2,909,000, respectively.

Federal Income Taxes

        The Company has qualified as a real estate investment trust under the applicable provisions of the Internal Revenue Code. Under these provisions, the Company will not be subject to federal income taxes on amounts distributed to stockholders providing it distributes at least 90% of its taxable income and meets certain other conditions. During the year ended December 31, 2012, the Company recorded a $290,000 accrual of Federal excise tax which is based on taxable income generated but not yet distributed.

        For 2012, 73% of the distributions are treated as capital gain distributions, with the balance treated as ordinary income. Distributions for 2011 were treated as ordinary income.

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

Investment in Available-For-Sale Securities

        The Company determines the classification of equity securities at the time of purchase and reassesses the classification at each reporting date. At December 31, 2012, all marketable securities have been classified as available-for-sale and recorded at fair value. The fair value of the Company's equity investment in publicly-traded companies is determined based upon the closing trading price of the securities as of the balance sheet date and unrealized gains and losses on these securities are recorded as a separate component of stockholders' equity. Unrealized losses that are determined to be other-than-temporary are recognized in earnings.

        The Company's investment in 37,081 common shares of BRT Realty Trust ("BRT"), a related party of the Company, (accounting for less than 1% of the total voting power of BRT), was purchased at a cost of $132,000 and had a fair market value of $241,000 and $235,000 at December 31, 2012 and 2011, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        At December 31, 2012 and 2011, the total cumulative net unrealized gains of $98,000 and $86,000, respectively, on all investments in equity securities is reported as accumulated other comprehensive income (loss) in the stockholders' equity section.

        Realized gains and losses are determined using the average cost method and are included in "Other income" on the income statement. During 2012, 2011 and 2010, sales proceeds and gross realized gains and losses on securities classified as available-for-sale were (amounts in thousands):

	2012	2011	2010
Sales proceeds	$373	$—	$6,345
Gross realized losses	—	—	—
Gross realized gains—(a)	9	—	149

(a)
At December 31, 2011 the Company recorded an impairment charge of $126 on such securities.

Concentration of Credit Risk

        The Company maintains accounts at various financial institutions. While the Company attempts to limit any financial exposure, substantially all of its deposit balances exceed federally insured limits. The Company has not experienced any losses on such accounts.

        The Company's properties are located in 29 states. During 2012, 2011 and 2010, excluding rental revenues from the eleven Haverty properties discussed below, 13.9%, 15.3% and 16.5% of rental revenues, respectively, were attributable to real estate investments located in New York and 11.0%, 12.0% and 11.0% of rental revenues, respectively, were attributable to real estate investments located in Pennsylvania. No other state contributed over 10% to the Company's rental revenues.

        The Company owns eleven real estate investments that are located in six states and are net leased to Haverty Furniture Companies, Inc., a retail furniture company, pursuant to a master lease. The initial term of the net lease expires August 2022, with several renewal options. These real estate investments, which represented 11.7% of the depreciated book value of real estate investments at December 31, 2012, generated rental revenues of approximately $4,844,000 in each year or 10.8%, 11.6%, and 12.9%, of the Company's total revenues for 2012, 2011 and 2010, respectively.

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

December 31, 2012

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

in Note 10 are excluded from the basic earnings per share calculation, as these units are not participating securities.

        Diluted earnings per share reflects the potential dilution that could occur if securities or other rights exercisable for, or convertible into, common stock were exercised or converted or otherwise resulted in the issuance of common stock that shared in the earnings of the Company. For 2012, 2011 and 2010 the diluted weighted average number of common shares includes 100,000, 50,000 and 30,000 shares respectively, representing the diluted weighted average impact of the 100,000 shares of common stock underlying the restricted stock units awarded on September 14, 2010 under the Pay-For-Performance Program. These 100,000 shares may vest upon satisfaction of the total stockholder return metric. The number of shares that would be issued pursuant to this metric is based on the current market price and dividends paid at the end of each quarterly period assuming the end of that quarterly period was the end of the vesting period The remaining 100,000 shares of common stock underlying the restricted stock units awarded under the Pay-For-Performance Program are not included during 2012, 2011 and 2010, as they did not meet the defined performance metric during such periods.

        There were no options outstanding to purchase shares of common stock or other rights exercisable for, or convertible into, common stock in 2012, 2011 and 2010.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011
Numerator for basic and diluted earnings per share:
Income from continuing operations	$11,856	$11,572
Plus net loss attributable to noncontrolling interests	12	4
Less earnings allocated to unvested shares(a)	—	(460)

Income from continuing operations available for common stockholders	11,868	11,116
Discontinued operations	20,452	2,148

Net income available for common stockholders, basic and diluted	$32,320	$13,264

Denominator:
Denominator for basic earnings per share
—weighted average common shares	14,427	13,801
—weighted average unvested restricted stock shares(b)	411	—

	14,838	13,801
Effect of diluted securities:
—restricted stock units awarded under Pay-for-Performance program	100	50

Denominator for diluted earnings per share
—weighted average shares	14,938	13,851

Earnings per common share, basic	$2.18	$.96

Earnings per common share, diluted	$2.16	$.96

Amounts attributable to
One Liberty Properties, Inc. common stockholders, net of noncontrolling interests:
Income from continuing operations	$11,868	$11,576
Income from discontinued operations	20,452	2,148

Net income attributable to One Liberty Properties, Inc.	$32,320	$13,724

(a)
Since distributions exceeded earnings in 2011, earnings are allocated to unvested restricted stock.

(b)
Since earnings exceeded distributions in 2012, the denominator for basic and diluted earnings per share includes unvested restricted stock.

Segment Reporting

        Substantially all of the Company's real estate assets are comprised of real estate owned that is net leased to tenants on a long-term basis. Therefore, the Company operates predominantly in one industry segment.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivatives and Hedging Activities

        The Company's objective in using derivatives, and in particular interest rate swaps, is to add stability to interest expense and to manage its exposure to interest rate movements. The Company does not use derivatives for trading or speculative purposes.

        The Company records all derivatives on the balance sheet at fair value. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. In addition, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. These counterparties are generally larger financial institutions engaged in providing a variety of financial services. These institutions generally face similar risks regarding adverse changes in market and economic conditions, including, but not limited to, fluctuations in interest rates, exchange rates, equity and commodity prices and credit spreads.

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

New Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of stockholders' equity and instead requires the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard is intended to enhance comparability between entities that report under GAAP and to provide a more consistent method of presenting other comprehensive income transactions that affect an entity's equity. This standard was effective for the Company on January 1, 2012 and was applied retrospectively. The amendments in this update did not change the items reported in other

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

comprehensive income or the reclassification of an item of other comprehensive income to net income but now the Company presents the components of other comprehensive income in two separate but consecutive statements.

        In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S GAAP and IFRS. This update defines fair value, clarifies a framework to measure fair value, and requires specific disclosures of fair value measurements. The guidance was effective for the Company on January 1, 2012. The adoption of this guidance did not have a material impact on the Company's financial condition, results of operations, or disclosures.

        In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. The standard requires an entity to present information about significant items reclassified out of accumulated other comprehensive income by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to financial statements. The guidance is effective for calendar year-end public companies beginning in the first quarter of 2013 and is to be applied on a prospective basis. The Company will adopt this guidance January 1, 2013. Adoption of this guidance will not have a material impact on our consolidated financial statements.

Reclassification

        Certain amounts reported in previous consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current year's presentation, primarily to reclassify the transferred assets and liabilities of five properties that were sold in the year ended December 31, 2012 to properties held for sale at December 31, 2011 and to classify the operations of these properties to discontinued operations for all years presented. In addition, the net book value of the Plano, Texas property that was contributed to a joint venture in February 2012 was reclassified from real estate investments to property contributed to joint venture at December 31, 2011. The accounting treatment presentation on the accompanying consolidated statements of income is to reflect the results of this property's operations prospectively following its transfer to the joint venture as "equity in earnings of unconsolidated joint ventures" with no reclassification adjustments for discontinued operations.

        The accompanying consolidated financial statements also include a reclassification of the Company's tenant-in-common interest from an investment in real estate to an investment in an unconsolidated joint venture. This reclassification had no impact on previously reported stockholders' equity, net income or earnings per share in any of the historical financial statements issued by the Company. The reclassification transfers the tenant-in-common interest related balances recorded in certain line items on both the balance sheet (real estate investments, unbilled rent receivable, unamortized intangible lease assets, unamortized deferred financing costs and mortgages payable) to investment in unconsolidated joint ventures and the income statement (rental income, depreciation and amortization, real estate expenses, mortgage interest expense and amortization of deferred financing costs) to equity in earnings of unconsolidated joint ventures.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Additionally, the accompanying income statements include the reclassification of state tax expense from general and administrative expense in 2011 and 2010 to federal excise and state taxes to conform to the current year's presentation.

NOTE 3—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS

Real Estate Acquisitions

        The following chart details the Company's real estate acquisitions during 2012 and 2011 (amounts in thousands):

Description of Property	Date Acquired	Contract Purchase Price	Terms of Payment	Third Party Real Estate Acquisition Costs(a)
Urban Outfitters retail store, Lawrence, Kansas	February 7, 2012	$1,230	All cash	$21
Three Applebee's restaurants, Carrollton, Kennesaw and Cartersville, Georgia	March 12, 2012	8,568	All cash	84
Avalon Carpet Tile and Flooring, retail store and warehouse, Deptford, New Jersey(b)	April 24, 2012	2,200	Cash and $2,040 mortgage(c)	—	(b)
Applebee's restaurant, Lawrenceville, Georgia	May 17, 2012	2,340	All cash	19
FedEx Facility, Pinellas Park, Florida	October 11, 2012	2,810	All cash	28	(d)
Walgreens Pharmacy, Cape Girardeau, Missouri(e)	October 25, 2012	2,268	All cash	92
Shopping Center, Houston, Texas(f)	November 13, 2012	7,150	Cash and $5,100 mortgage(g)	206
LA Fitness Health Club, Secaucus, New Jersey	December 12, 2012	16,400	Cash and $10,000 mortgage(h)	341
FedEx Facility, Miamisburg, Ohio	December 26, 2012	1,650	All cash	6	(d)
Other(i)		—		26

Totals for 2012		$44,616		$823

Big Lots retail store, Bolingbrook, Illinois	March 4, 2011	$2,325	All cash	$22
FedEx Facility, Durham, North Carolina	July 29, 2011	3,975	All cash	35
LA Fitness Health Club, Hamilton, Ohio	August 9, 2011	7,900	All cash	54
Two hhGregg retail stores, Niles and Crystal Lake, Illinois	September 14, 2011	8,000	All cash	76
Burlington Coat Factory retail property, Cherry Hill, New Jersey(j)	October 27, 2011	5,800	All cash	—	(j)
Other(i)		—		26

Totals for 2011		$28,000		$213

(a)
Included as an expense in the accompanying consolidated statements of income.

(b)
Owned by a consolidated joint venture in which the Company has a 95% interest. Transaction costs of $90 incurred with this asset acquisition were capitalized.

(c)
The mortgage bears interest at 5% per annum through April 2017 and thereafter at a rate of not less than 5% and matures May 2022.

(d)
Assignment fees of $84 and $125, paid in connection with the purchase of the FedEx properties located in Florida and Ohio, respectively, were capitalized.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

NOTE 3—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

(e)
Owned by a consolidated joint venture in which the Company has a 95% interest.

(f)
Owned by a consolidated joint venture in which the Company has an 85% interest.

(g)
The mortgage bears interest at 3.75% per annum and matures December 2017.

(h)
The mortgage bears interest at 4.9% per annum and matures January 2025.

(i)
Costs incurred for potential acquisitions.

(j)
Owned by a consolidated joint venture in which the Company has a 90% interest. Transaction costs of $578 incurred with this asset acquisition were capitalized.

        With the exception of the Houston, Texas and Cherry Hill, New Jersey properties, all of the properties purchased by the Company in 2012 and 2011 are currently 100% occupied and are each leased by a single tenant pursuant to a long term net lease. The Houston, Texas property has 16 tenant spaces and is 94% leased. The Cherry Hill, New Jersey retail property is being redeveloped and is currently 61% leased by one major tenant pursuant to a long term net lease.

        As a result of the 2012 and 2011 purchases, the Company recorded intangible lease assets of $6,641,000 and $2,387,000, respectively, and intangible lease liabilities of $588,000 and $614,000, respectively, representing the value of the acquired leases and origination costs. As of December 31, 2012, the weighted average amortization period for the 2012 and 2011 acquisitions is 16.3 and 10.3 years for the intangible lease assets and 16.5 and 24.0 years for the intangible lease liabilities, respectively. The Company is currently in the process of finalizing the purchase price allocations for the six properties purchased since May 2012; therefore, these allocations are preliminary and subject to change.

        At December 31, 2012 and 2011, accumulated amortization of intangible lease assets was $4,974,000 and $3,873,000, respectively and accumulated amortization of intangible lease liabilities was $2,505,000 and $2,053,000, respectively.

        The Company recognized a net (decrease) increase in rental revenue of $(2,000), $(37,000) and $442,000 for the amortization of the above/below market leases for 2012, 2011 and 2010, respectively. For 2012, 2011 and 2010, the Company recognized amortization expense of $1,006,000, $844,000 and $620,000, respectively, relating to the amortization of the origination costs. The results for 2011 include an increase in rental revenue of $7,000 and additional amortization expense of $5,000 resulting from the accelerated expiration of certain leases.

        The unamortized balance of intangible lease assets as a result of acquired above market leases at December 31, 2012 will be deducted from rental income through 2027 as follows (amounts in thousands):

2013	$505
2014	497
2015	491
2016	481
2017	448
Thereafter	2,789

Total	$5,211

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

NOTE 3—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

        The unamortized balance of intangible lease liabilities as a result of acquired below market leases at December 31, 2012 will be added to rental income through 2041 as follows (amounts in thousands):

2013	$511
2014	495
2015	473
2016	456
2017	446
Thereafter	2,919

Total	$5,300

        The unamortized balance of origination costs associated with in-place leases at December 31, 2012 will be charged to amortization expense through 2027 as follows (amounts in thousands):

2013	$1,249
2014	1,205
2015	1,172
2016	1,052
2017	966
Thereafter	5,636

Total	$11,280

Pro Forma Financial Information (unaudited)

        During the year ended December 31, 2010, the Company acquired 14 properties for a total purchase price of approximately $72,300,000 and sold two properties. If these transactions had been completed as of January 1, 2010, on an unaudited pro forma basis, the combined revenues, net income and net income per share (diluted and basic) of the Company for 2010 would have been $45,677,000, $10,007,000 and $.87, respectively. This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisitions and sales had occurred as of January 1, 2010, nor does it purport to predict the results of operations for future periods. Revenues and net income related to these properties already included in the 2010 results of operations amounted to $3,488,000 and $440,000, respectively.

        This pro forma information does not include 2012 and 2011 acquisitions as such acquisitions were determined not to be material in the aggregate.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

NOTE 3—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

Minimum Future Rentals

        The minimum future contractual rentals (without taking into consideration straight-line rent or amortization of intangibles) to be received over the next five years and thereafter on the operating leases in effect at December 31, 2012 are as follows (amounts in thousands):

2013	$45,779
2014	43,324
2015	39,565
2016	37,627
2017	35,303
Thereafter	201,284

Total	$402,882

        The rental properties owned at December 31, 2012 are leased under noncancellable operating leases with current expirations ranging from 2013 to 2031, with certain tenant renewal rights. Substantially all lease agreements are net lease arrangements which require the tenant to pay rent and substantially all the expenses of the leased property including maintenance, taxes, utilities and insurance. For certain properties, the tenants pay the Company, in addition to the base rent, their pro rata share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.

Unbilled Rent Receivable

        At December 31, 2012 and 2011, the Company recorded an unbilled rent receivable aggregating $12,629,000 and $11,264,000, respectively, representing rent reported on a straight-line basis in excess of rental payments required under the term of the respective leases. The balance at December 31, 2011 excludes $84,000 classified as property transferred to joint venture and $263,000 classified as assets related to properties held for sale. The unbilled rent receivable is to be billed and received pursuant to the lease terms during the next 19 years.

        During 2012 and 2011, the Company wrote off $256,000 and $118,000, respectively, of unbilled "straight-line" rent receivable, relating to properties sold during such years. During 2010, the Company wrote off or recorded accelerated amortization of $1,152,000 of unbilled "straight-line" rent receivable, which includes $149,000 relating to a property sold and $1,003,000 relating to a former tenant which vacated the Company's property in June 2011 in the course of its liquidation after filing for bankruptcy protection in early 2011.

NOTE 4—DISCONTINUED OPERATIONS AND PROPERTIES HELD FOR SALE

        Discontinued operations include real estate investments sold in 2012, 2011 and 2010. The related assets sold in 2012 were reclassified to properties held for sale as of December 31, 2011.

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

December 31, 2012

NOTE 4—DISCONTINUED OPERATIONS AND PROPERTIES HELD FOR SALE (Continued)

Sales of Properties

        During 2012, the Company sold to unrelated parties, two properties located in Florida and leased to Office Depot, two properties located in New York (one of which was vacant) and a retail furniture property located in Texas. The total sales price aggregated $36,062,000, net of closing costs, and the Company realized aggregate gains of $19,413,000 which is included in net gain on sales in discontinued operations in the results of operations for 2012. The net book value of the properties, including related assets of $968,000, was $16,975,000 at December 31, 2011 and is included in properties held for sale on the accompanying balance sheet.

        During 2011, the Company sold a property, leased to Office Depot and located in California, to an unrelated party for $11,544,000, net of closing costs, and realized a gain of approximately $932,000, which is included in net gain on sales in discontinued operations in the results of operations for 2011.

        During 2010, the Company sold two properties to unrelated parties, for an aggregate of approximately $4,100,000, net of closing costs, and realized an aggregate gain of $235,000, which is included in net gain on sales in discontinued operations in the results of operations for 2010.

        The following summarizes the components of income from discontinued operations (amounts in thousands):

	Year Ended December 31,
	2012	2011	2010
Rental income	$1,733	$2,446	$3,265

Depreciation and amortization	260	505	665
Real estate expenses	102	257	261
Interest expense	332	468	706

Total expenses	694	1,230	1,632

Income from operations	1,039	1,216	1,633
Net gain on sales	19,413	932	235

Income from discontinued operations	$20,452	$2,148	$1,868

NOTE 5—INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

        In February 2012, the Company entered into a joint venture with an affiliate of Trammell Crow Company pursuant to which the venture contemplated redeveloping a 6.2 acre site located in Plano, Texas into up to two Class A office buildings. The Company contributed this property to the joint venture in exchange for a 90% equity interest therein and Trammell Crow contributed $1,500,000 in exchange for a 10% equity interest therein which resulted in a $319,000 gain to the Company. At December 31, 2012, the Company's investment in this VIE, which includes the original basis of the property it contributed to the joint venture adjusted for the Company's share of net income for the year ended December 31, 2012, was $12,200,000, which represents its maximum exposure to loss. In February 2013, the Company elected not to participate in the redevelopment plan proposed by Trammell Crow and Trammel Crow thereafter exercised its right to purchase the Company's 90% equity interest in the joint venture for approximately $13,500,000.

        The Company's seven unconsolidated joint ventures each own and operate one property. At December 31, 2012 and 2011, the Company's equity investment in unconsolidated joint ventures totaled

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

NOTE 5—INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

$19,485,000 and $7,170,000, respectively. In addition to the gain on disposition of real estate of $107,000 for 2010, the unconsolidated joint ventures contributed $1,368,000, $914,000 and $992,000 in equity earnings for 2012, 2011 and 2010, respectively. Equity in earnings for 2012 includes the Company's $233,000 equity share of income pertaining to the net settlement entered into with a former tenant.

        In April 2010, one of the Company's unconsolidated joint ventures sold its only property for $3,171,000, net of closing costs. The sale resulted in a gain to the Company of $107,000.

NOTE 6—DEBT OBLIGATIONS

Mortgages and Loan Payable

        At December 31, 2012, there were 45 outstanding mortgages payable, all of which are secured by first liens on individual real estate investments with an aggregate carrying value of $379,432,000 before accumulated depreciation of $49,560,000. After giving effect to the interest rate swap agreements (see Note 8) and excluding variable rate debt on one property, the mortgage payments bear interest at fixed rates ranging from 3.75% to 8.80%, and mature between 2013 and 2037. At December 31, 2012, the variable rate mortgage and loan on one property had an outstanding balance of $6,068,000, a floating interest rate of 3.21% and matures in 2022. The weighted average interest rate on all mortgage debt was 5.25% and 5.90% at December 31, 2012 and 2011, respectively.

        Scheduled principal repayments during the next five years and thereafter are as follows (amounts in thousands):

Year Ending December 31,
2013	$8,039
2014	37,393
2015	13,216
2016	31,187
2017	43,089
Thereafter	93,047

Total	$225,971

Line of Credit

        Effective as of July 31, 2012, the Company entered into an amendment of its credit facility with VNB New York Corp., Bank Leumi USA, Israel Discount Bank of New York and Manufacturer's & Trader's Trust Company, which, among other things, reduced the interest rate floor from 5.5% to 4.75%, increased the Company's borrowing capacity by $20,000,000 to $75,000,000, subject to compliance with the borrowing base, and extended the maturity of this facility by two years to March 31, 2015. In connection with the amendment, the Company incurred an aggregate of $800,000 in commitment and extension fees which is being amortized over the remaining term of the facility.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

NOTE 6—DEBT OBLIGATIONS (Continued)

        The Company pays interest at the greater of (i) 90 day LIBOR plus 3% (3.31% at December 31, 2012), and (ii) 4.75% per annum, and there is an unused facility fee of .25% per annum. There was no balance outstanding under the facility at December 31, 2012 and March 13, 2013.

        The terms of the credit facility include certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, minimum amount of tangible net worth, minimum amount of debt service coverage, minimum amount of fixed charge coverage, maximum amount of debt to value, minimum level of net income, certain investment limitations and minimum value of unencumbered properties and number of such properties. The Company was in compliance with all covenants at December 31, 2012.

        The facility is guaranteed by subsidiaries of the Company that own unencumbered properties and the Company pledged to the lenders the equity interests in the Company's subsidiaries and delivered to the lenders collateral mortgages with respect to certain unencumbered properties owned by the Company or its subsidiaries. The facility is available for the acquisition of commercial real estate, repayment of mortgage debt, property improvements and general working capital purposes; provided, that if used for property improvements and working capital purposes, such use will not exceed the lesser of $15 million and 15% of the borrowing base and if used for working capital purposes, will not exceed $10 million. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under the credit facility.

NOTE 7—FAIR VALUE MEASUREMENTS

        The carrying amounts of cash and cash equivalents, escrow, deposits and other assets and receivables, and accrued expenses and other liabilities are not measured at fair value on a recurring basis, but are considered to be recorded at amounts that approximate fair value.

        At December 31, 2012, the $233,170,000 estimated fair value of the Company's mortgages and loan payable is more than their carrying value by approximately $7,199,000 assuming a blended market interest rate of 4.8% based on the 9.2 year weighted average remaining term of the mortgages and loan. At December 31, 2011, the $208,355,000 estimated fair value of the Company's mortgages and loan payable (including the mortgages payable-property held-for-sale) was more than their carrying value by approximately $10,418,000 assuming a blended market interest rate of 4.5% based on the 4.75 year weighted average remaining term of the mortgages and loan.

        The fair value of the Company's mortgages and loan payable were estimated using unobservable inputs such as available market information and discounted cash flow analysis based on borrowing rates the Company believes it could obtain with similar terms and maturities. These fair value measurements fall within Level 3 of the fair value hierarchy.

Financial Instruments Measured at Fair Value

        Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The fair value of the Company's available-for-sale securities and derivative financial instruments was determined using the following inputs as of December 31, 2012 (amounts in thousands):

			Fair Value Measurements Using Fair Value Hierarchy on a Recurring Basis
	Year Ended December 31,	Carrying and Fair Value
			Level 1	Level 2
Financial assets:
Available-for-sale securities:
Equity securities	2012	$278	$278	$—
	2011	631	631	—
Financial liabilities:
Derivative financial instruments	2012	1,470	—	1,470
	2011	923	—	923

        The Company does not currently own any financial instruments that are classified as Level 3.

Available-for-sale securities

        The Company's available-for-sale securities have a total cost of $150,000 and are included in other assets on the balance sheet. At December 31, 2012, unrealized gains on such securities were $129,000 and unrealized losses were $1,000 with the aggregate net unrealized gain of $128,000 included in accumulated other comprehensive loss on the balance sheet. Fair values are approximated on current market quotes from financial sources that track such securities. All of the available-for-sale securities in an unrealized loss position are equity securities and amounts are not considered to be other than temporary impairments because the Company expects the value of these securities to recover and plans on holding them until at least such recovery occurs.

        During 2012, the Company sold certain available-for-sale securities for gross proceeds of $373,000 and recognized a gain of $9,000. At December 31, 2011, the Company recorded an impairment charge of $126,000 on such securities. During 2010, the Company sold three corporate bonds for total gross proceeds of $2,356,000 and recognized a total gain of $149,000.

Derivative financial instruments

        Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. At December 31, 2012, these derivatives are included in other liabilities on the balance sheet.

        Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

and its counterparty. As of December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuation is classified in Level 2 of the fair value hierarchy. Additionally, based on the rates in effect as of December 31, 2012, if a counterparty were to default, the Company would receive a net interest benefit.

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS

        As of December 31, 2012, the Company had the following outstanding interest rate derivatives, all of which were designated as cash flow hedges of interest rate risk (amounts in thousands):

Interest Rate Derivative	Notional Amount	Fixed Interest Rate	Maturity Date
Interest Rate Swap	$8,988	6.50%	December 2014
Interest Rate Swap	4,324	5.75%	November 2020
Interest Rate Swap	3,887	4.75%	August 2016
Interest Rate Swap	5,757	4.63%	February 2019
Interest Rate Swap	2,156	4.50%	April 2016
Interest Rate Swap	3,893	4.50%	March 2017
Interest Rate Swap	5,100	4.68%	January 2023

        The following table presents the fair value of the Company's derivatives designated as hedging instruments for the periods presented (amounts in thousands):

Liability Derivatives As of December 31,
2012		2011
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Other Liabilities	$1,470	Other Liabilities	$923

        The Company did not have any asset derivatives as of December 31, 2012 and December 31, 2011.

        The following table presents the effect of the Company's derivative financial instruments on the consolidated statement of income for the periods presented (amounts in thousands):

	Years Ended December 31,
	2012	2011	2010
Amount of (loss) recognized on derivative in Other Comprehensive (Loss)	$(1,051)	$(1,098)	$(523)
Amount of (loss) reclassified from Accumulated Other Comprehensive (Loss) into Interest Expense	$(504)	$(351)	$(236)

        No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company's cash flow hedges for the three years ended December 31, 2012.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

During the twelve months ending December 31, 2013, the Company estimates an additional $603,000 will be reclassified from other comprehensive income as an increase to interest expense.

        The derivative agreements in effect at December 31, 2012 provide that if the wholly owned subsidiary of the Company which is a party to the agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary's derivative obligation. In addition, the Company is a party to one of the derivative agreements and if the subsidiary defaults on the loan subject to such agreement and if there are swap breakage losses on account of the derivative being terminated early, the Company could be held liable for interest rate swap breakage losses, if any.

        As of December 31, 2012, the fair value of the derivatives including accrued interest but excluding any adjustments for nonperformance risk was approximately $1,549,000. If the Company breaches any of the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $1,549,000.

        Two of the Company's unconsolidated joint ventures, in which a wholly owned subsidiary of the Company is a 50% partner, had a $3,877,000 interest rate derivative outstanding at December 31, 2012. The interest rate derivative, which was entered into in March 2011, has an interest rate of 5.81% and matures in April 2018. The following table presents the Company's 50% share of such derivative financial instrument (amounts in thousands):

	Years Ended December 31,
	2012	2011
Amount of (loss) recognized on derivative in Other Comprehensive (Loss)	$(79)	$(225)
Amount of (loss) reclassification from Accumulated Other Comprehensive (Loss) into Interest Expense	(56)	(43)

NOTE 9—RELATED PARTY TRANSACTIONS

        At December 31, 2012 and 2011, Gould Investors L.P. ("Gould"), a related party, owned 1,524,009 and 1,450,670 shares of the outstanding common stock of the Company or approximately 10.2% and 10%, respectively. During 2012, Gould purchased 73,038 shares of the Company's stock through the Company's dividend reinvestment plan and 301 shares of the Company's stock in the open market. During 2011, Gould purchased 104,395 shares of the Company's stock through the Company's dividend reinvestment plan.

        Effective as of January 1, 2007, the Company entered into a compensation and services agreement with Majestic Property Management Corp. ("Majestic"), a company wholly-owned by our Chairman and in which certain of the Company's executive officers are officers and from which they receive compensation. Under the terms of the agreement, Majestic assumed the Company's obligations to make payments to Gould (and other affiliated entities) under a shared services agreement and agreed to provide to the Company the services of all affiliated executive, administrative, legal, accounting and clerical personnel that the Company had previously used on an as needed, part time basis and for

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

NOTE 9—RELATED PARTY TRANSACTIONS (Continued)

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

        In consideration for providing to the Company the services described above, the Company paid Majestic an annual fee of $2,725,000, $2,725,000 and $2,225,000 in 2012, 2011 and 2010, respectively, in equal monthly installments, of which $600,000 of property management costs is allocated annually to real estate expenses. Majestic credits against the fee payments due to it under the agreement any management or other fees received by it from any joint venture in which the Company is a joint venture partner (exclusive of fees paid by our joint venture partner on a property located in Los Angeles, California). The agreement also provides for an additional payment to Majestic of $175,000 in 2012, 2011 and 2010 for the Company's share of all direct office expenses, such as rent, telephone, postage, computer services and internet usage, previously allocated to the Company under the shared services agreement. The annual payments the Company makes to Majestic is negotiated each year by the Company and Majestic, and is approved by the Company's independent directors. The Company also agreed to pay the Company's Chairman $250,000 per annum effective January 2007 and to pay the Company's Vice Chairman $100,000 per annum effective January 2011.

        On September 13, 2011, the independent members of the Company's Board of Directors authorized a $500,000 increase (effective January 1, 2011) from $2,400,000 to $2,900,000 (which includes the payment of $175,000 described above) in the compensation and services agreement with Majestic. In June 2011, a compensation consultant was engaged to prepare a "Compensation and Total Costs Analysis" report. The results of this report were utilized to evaluate the $500,000 increase.

        Executive officers and others providing services under the compensation and services agreement also receive awards of shares of restricted stock and restricted stock units under the Company's stock incentive plans (described in Note 10). The costs of the plans charged to the Company's operations applicable to the executive officers and others providing services under the compensation and services agreement amounted to $743,000, $603,000 and $553,000 in 2012, 2011, and 2010, respectively.

        In addition to its share of rent included in the $175,000 payment to Majestic, the Company leased additional space in the same building, and paid a subsidiary of Gould, an annual rent of $41,000, $47,000, and $45,000 in 2012, 2011 and 2010, respectively.

        Except for the $600,000 of real estate expenses described above, the fees paid under the compensation and services agreement, the chairman and vice-chairman fees and the rent expense are included in general and administrative expense in 2012, 2011 and 2010.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

NOTE 10—STOCKHOLDERS' EQUITY

Stock Based Compensation

        The Company's 2012 Incentive Plan, approved by the Company's stockholders in June 2012, permits the Company to grant, among other things, stock options, restricted stock units and performance share awards and any one or more of the foregoing to its employees, officers, directors and consultants. A maximum of 600,000 shares of the Company's common stock is authorized for issuance pursuant to this Plan, none of which have been issued at December 31, 2012. Through December 31, 2012, a total of 525,810 and 273,600 stock awards were issued pursuant to the Company's 2009 and 2003 Stock Incentive Plans, respectively. An aggregate of 607,460 shares of restricted stock and restricted stock units are outstanding under the Company's 2003 and 2009 equity incentive plans (collectively, the "Prior Plans") and have not yet vested. No additional awards may be granted under the Prior Plans.

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

        On September 14, 2010, the Board of Directors approved a Pay-For-Performance Program under the Company's 2009 Incentive Plan and awarded 200,000 performance share awards in the form of restricted stock units (the "Units"), half of which were awarded to full time employees of the Company. The other half were awarded to part time officers of the Company who are compensated through the compensation and services agreement, some of whom are also officers of Majestic Property Management Corp. The holders of Units are not entitled to dividends or to vote the underlying shares until the Units vest and shares are issued. Accordingly, for financial statement purposes, the shares underlying the Units are not included in the shares shown as outstanding on the balance sheet. If the defined performance criteria are satisfied in full at June 30, 2017, one share of the Company's common stock will vest and be issued for each Unit outstanding and a pro-rata portion of the Units will vest and be issued if the performance criteria fall between defined ranges. In the event that the performance criteria are not satisfied in whole or in part at June 30, 2017, the unvested Units will be forfeited and no shares of the Company's common stock will be issued for those Units. For the awards which vest based on total stockholder return, a third party appraiser prepared a Monte Carlo simulation pricing model to determine the fair value. For the awards which vest based on return on capital, the fair value is based on the market value on the date of grant. Expense is not recognized on the Units which the Company does not expect to vest as a result of service conditions or the Company's performance expectations. The average per Unit grant price of the 200,000 units granted is $11.74. The total amount recorded as deferred compensation is $824,000 and is being charged to general and administrative expense over the approximate seven year vesting period. The deferred compensation expense to be recognized is net of certain forfeiture and performance assumptions (which are re-evaluated quarterly). No Units were forfeited or vested during 2012, 2011 and 2010.

        As of December 31, 2012, 2011 and 2010 there were no options outstanding under the Company's equity incentive plans.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

NOTE 10—STOCKHOLDERS' EQUITY (Continued)

        The following is a summary of the activity of the incentive plans excluding the 200,000 Units:

	Years Ended December 31,
	2012	2011	2010
Restricted share grants	109,450	74,040	875
Average per share grant price	$16.77	$16.19	$14.64
Deferred compensation to be recognized over vesting period	$1,835,000	$1,199,000	$13,000
Non-vested shares:
Non-vested beginning of period	348,385	320,940	357,925
Grants	109,450	74,040	875
Vested during period	(49,325)	(46,450)	(36,050)
Forfeitures	(1,050)	(145)	(1,810)

Non-vested end of period	407,460	348,385	320,940

Average per share value of non-vested shares (based on grant price)	$12.59	$12.96	$13.33

Value of shares vested during the year (based on grant price)	$1,208,000	$960,000	$687,000

Average value of shares forfeited (based on grant price)	$13.65	$11.03	$13.62

        The total charge to operations for all incentive plans, including the 200,000 Units, is as follows:

Outstanding restricted stock grants	$1,050,000	$930,000	$889,000
Outstanding restricted stock units	173,000	79,000	26,000

Total charge to operations	$1,223,000	$1,009,000	$915,000

        As of December 31, 2012, there were approximately $3,272,000 of total compensation costs related to nonvested awards that have not yet been recognized, including $545,000 related to the Pay-for-Performance Program (net of forfeiture and performance assumptions which are re-evaluated quarterly). These compensation costs will be charged to general and administrative expense over the remaining respective vesting periods. The weighted average vesting period is approximately three years.

Common Stock Dividend Distributions

        In 2012, 2011 and 2010, the Company declared an aggregate $1.34, $1.32 and $1.23 per share in cash distributions, respectively.

Distribution Reinvestment Plan

        In June 2010, the Company reinstated its Dividend Reinvestment Plan (the "Plan"). The Plan provides stockholders with the opportunity to reinvest all, or a portion of, their cash dividends paid on

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

NOTE 10—STOCKHOLDERS' EQUITY (Continued)

the Company's common stock in additional shares of its common stock, at a discount of up to 5% from the market price. The discount is determined in the Company's sole discretion. The Company is currently offering a 5% discount from market. The Company issued 214,620, 254,502 and 81,154 common shares under the Plan during 2012, 2011 and 2010, respectively.

Shares Issued Through Equity Offering Program

        On August 9, 2012, the Company entered into an equity offering sales agreement to sell shares of the Company's common stock from time to time with an aggregate sales price of up to $50,000,000, through an "at the market" equity offering program. During 2012, the Company sold 120,844 shares for proceeds of $2,296,041, net of commissions of $23,000, and incurred offering costs of $165,000.

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

NOTE 11—GAIN ON SETTLEMENT OF DEBT

        In June 2011, with a payment of $7,634,000, the Company paid off the $8,893,000 principal balance of the mortgage secured by a property previously leased to a former tenant which vacated the Company's property in June 2011 in the course of its liquidation after filing for bankruptcy protection in early 2011. The $1,240,000 gain on settlement of debt is net of a $19,000 write off of the remaining balance of related deferred mortgage costs. The property was tested for impairment in June 2011 and it was determined that no charge was required. No additional indicators of impairment have been identified.

NOTE 12—COMMITMENTS AND CONTINGENCIES

        The Company maintains a non-contributory defined contribution pension plan covering eligible employees. Contributions by the Company are made through a money purchase plan, based upon a percent of the qualified employees' total salary (subject to the maximum amount allowed by law). Pension expense approximated $128,000, $119,000 and $114,000 for 2012, 2011 and 2010, respectively.

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

December 31, 2012

NOTE 13—INCOME TAXES

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

Reconciliation between Financial Statement Net Income and Federal Taxable Income:

        The following unaudited table reconciles financial statement net income to federal taxable income for the years indicated (amounts in thousands):

	2012 Estimate	2011 Actual	2010 Actual
Net income	$32,320	$13,724	$9,306
Straight line rent adjustments	(1,354)	(1,419)	(693)
Financial statement gain on sale in excess of tax gain	(315)	61	557
Rent received in advance, net	111	(78)	205
Financial statement adjustment for above/below market leases	2	31	(442)
Non-deductible portion of restricted stock expense	341	300	249
Federal excise tax, non-deductible	290	—	—
Financial statement depreciation in excess of tax depreciation	1,021	1,042	1,051
Property acquisition costs—capitalize for tax purposes	823	268	1,010
Other adjustments	(68)	(516)	542

Federal taxable income	$33,171	$13,413	$11,785

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

NOTE 13—INCOME TAXES (Continued)

Reconciliation between Cash Dividends Paid and Dividends Paid Deduction:

        The following unaudited table reconciles cash dividends paid with the dividends paid deduction for the years indicated (amounts in thousands):

	2012 Estimate	2011 Actual	2010 Actual
Dividends paid	$24,255	$14,758	$14,123
Dividend reinvestment plan(a)	256	153	108

	24,511	14,911	14,231
Less: Spillover dividends designated to previous year	—	(1,448)	(3,844)
Plus: Dividends designated from following year	8,710	—	1,448

Dividends paid deduction(b)	$33,221	$13,463	$11,835

(a)
Amount reflects the 5% discount on common stock purchased through the dividend reinvestment plan.

(b)
Dividends paid deduction is slightly higher than federal taxable income in 2012, 2011 and 2010 to account for adjustments made to federal taxable income as a result of the impact of the alternative minimum tax.

NOTE 14—SUBSEQUENT EVENTS

        On January 15, 2013, 112,650 shares were issued as restricted share grants having an aggregate value of approximately $2,432,000 and will vest in January 2018.

        On March 13, 2013, the Board of Directors declared a quarterly cash dividend of $.35 per share on the Company's common stock, totaling $5,312,000. The quarterly dividend is payable on April 3, 2013 to stockholders of record on March 25, 2013.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

NOTE 15—QUARTERLY FINANCIAL DATA (Unaudited):

(In Thousands, Except Per Share Data)

	Quarter Ended
					Total For Year
2012	March 31	June 30	Sept. 30	Dec. 31
Rental revenues as previously reported(a)	$11,308	$11,375	$11,459	$11,557	$45,699
Revenues from discontinued operations(b)	(550)	(273)	(126)	—	(949)

Revenues	$10,758	$11,102	$11,333	$11,557	$44,750

Income from continuing operations(c)	$2,962	$3,266	$3,001	$2,627	$11,856
Income from discontinued operations(c)	264	2,488	15,419	2,281	20,452

Net income	$3,226	$5,754	$18,420	$4,908	$32,308

Net income attributable to One Liberty Properties, Inc.	$3,223	$5,750	$18,414	$4,933	$32,320

Weighted average number of common shares outstanding:
Basic:	14,289	14,378	14,443	14,596	14,427

Diluted:	14,389	14,478	14,543	14,696	14,527

Basic:
Income from continuing operations(c)	$.20	$.22	$.20	$.17	$.80	(d)
Income from discontinued operations(c)	.02	.17	1.04	.16	1.38	(d)

Net income	$.22	$.39	$1.24	$.33	$2.18

Diluted:
Income from continuing operations(c)	$.20	$.22	$.20	$.17	$.79	(d)
Income from discontinued operations(c)	.01	.17	1.03	.16	1.37	(d)

Net income	$.21	$.39	$1.23	$.33	$2.16

(a)
Amounts have been adjusted to reflect reclassification of tenant in common interest to investment in unconsolidated joint venture.

(b)
Represents revenues from discontinued operations which were previously included in rental revenues as previously reported.

(c)
Amounts have been adjusted to give effect to discontinued operations.

(d)
Calculated on weighted average shares outstanding for the year.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

NOTE 15—QUARTERLY FINANCIAL DATA (Continued)

	Quarter Ended
					Total For Year
2011	March 31	June 30	Sept. 30	Dec. 31
Rental revenues as previously reported(e)	$10,992	$10,908	$10,817	$11,413	$44,130
Revenues from discontinued operations(f)	(743)	(521)	(521)	(540)	(2,325)

Revenues	$10,249	$10,387	$10,296	$10,873	$41,805

Income from continuing operations(g)	$2,327	$3,880	$2,538	$2,827	$11,572
Income from discontinued operations(g)	405	1,262	227	254	2,148

Net income	$2,732	$5,142	$2,765	$3,081	$13,720

Net income attributable to One Liberty Properties, Inc.	$2,732	$5,142	$2,765	$3,085	$13,724

Weighted average number of common shares outstanding:
Basic:	13,117	14,078	14,143	14,210	13,801

Diluted:	13,117	14,178	14,143	14,310	13,851

Basic:
Income from continuing operations(g)	$.18	$.27	$.17	$.19	$.81	(h)
Income from discontinued operations(g)	.03	.09	.02	.02	.15	(h)

Net income	$.21	$.36	$.19	$.21	$.96	(h)

Diluted:
Income from continuing operations(g)	$.18	$.27	$.17	$.19	$.80	(h)
Income from discontinued operations(g)	.03	.08	.02	.02	.16	(h)

Net income	$.21	$.35	$.19	$.21	$.96	(h)

(e)
Amounts have been adjusted to reflect reclassification of tenant in common interest to investment in unconsolidated joint venture.

(f)
Represents revenues from discontinued operations which were previously included in rental revenues as previously reported.

(g)
Amounts have been adjusted to give effect to discontinued operations.

(h)
Calculated on weighted average shares outstanding for the year.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Schedule III—Consolidated Real Estate and Accumulated Depreciation
December 31, 2012
(Amounts in Thousands)

		Initial Cost To Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2012
			Buildings and Improvements			Buildings and Improvements		Accumulated Depreciation(1)	Date of Construction	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Flex
Hauppauge, NY	8,988	1,952	10,954	—	1,952	10,954	12,906	3,298	1982	2000
Ronkonkoma, NY	3,887	1,042	4,171	1,113	1,042	5,284	6,326	1,406	1986	2000
Health Clubs
Tucker, GA	5,191	807	3,027	3,126	807	6,153	6,960	1,431	1988	2002
Grand Rapids, MI	2,001	912	3,649	—	912	3,649	4,561	1,129	1972	2000
Grand Rapids, MI	1,047	513	2,053	—	513	2,053	2,566	635	1968	2000
Secaucus, NJ	10,000	5,660	8,855	—	5,660	8,855	14,515	9	1986	2012
Hamilton, OH	3,893	1,483	5,953	—	1,483	5,953	7,436	236	2008	2011
Industrial
West Palm Beach, FL	—	181	724	—	181	724	905	257	1973	1998
Pinellas Park, FL	—	1,231	1,669	—	1,231	1,669	2,900	12	1995	2012
Baltimore, MD(2)	21,826	6,474	25,282	—	6,474	25,282	31,756	3,819	1960	2006
Saco, ME	3,380	1,027	3,623	—	1,027	3,623	4,650	608	2001	2006
Durham, NC	2,156	1,043	2,404	—	1,043	2,404	3,447	105	1991	2011
Melville, NY	1,944	774	3,029	748	774	3,777	4,551	799	1982	2003
New Hyde Park, NY	—	182	728	33	182	761	943	254	1960	1999
Columbus, OH	—	435	1,353	350	435	1,703	2,138	521	1979	1995
Miamisburg, OH	—	165	1,348	—	165	1,348	1,513	2	1987	2012
Philadelphia, PA	5,757	1,981	7,668	—	1,981	7,668	9,649	1,510	1964	2005

		Initial Cost To Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2012
			Buildings and Improvements			Buildings and Improvements		Accumulated Depreciation(1)	Date of Construction	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Office
Parsippany, NJ	14,315	6,055	23,300	1,799	6,055	25,099	31,154	4,438	1997	2005
Brooklyn, NY	5,891	1,381	5,447	2,592	1,381	8,039	9,420	2,576	1973	1998
Retail
Denver, CO	3,115	780	3,247	413	780	3,660	4,440	1,414	1995	1996
West Hartford, CT	—	2,881	94	—	2,881	94	2,975	16	N/A	2010
West Hartford, CT	12,759	9,296	5,071	—	9,296	5,071	14,367	321	2005	2010
Newark, DE	2,061	935	3,643	—	935	3,643	4,578	854	1996	2003
Ft. Myers, FL	3,195	1,013	4,054	—	1,013	4,054	5,067	1,634	1995	1996
Naples, FL	—	3,070	2,846	—	3,070	2,846	5,916	305	1992	2008
Athens, GA(3)	2,858	1,130	4,340	—	1,130	4,340	5,470	936	2003	2004
Atlanta, GA	1,613	803	3,211	—	803	3,211	4,014	1,314	1994	1996
Carrollton, GA	1,774	796	1,458		796	1,458	2,254	34	1996	2012
Cartersville, GA	1,678	786	1,346		786	1,346	2,132	34	1995	2012
Duluth, GA(4)	1,873	778	3,436	—	778	3,436	4,214	576	1987	2006
Fayetteville, GA(4)	2,349	976	4,308	—	976	4,308	5,284	722	1987	2006
Kennesaw, GA(3)	—	1,501	4,349	—	1,501	4,349	5,850	467	1995	2008
Kennesaw, GA	1,375	702	916		702	916	1,618	23	1989	2012
Lawrenceville, GA	1,320	804	782		804	782	1,586	17	1988	2012
Bolingbrook, IL	—	834	1,887	—	834	1,887	2,721	85	2001	2011
Champaign, IL	1,916	791	3,165	274	791	3,439	4,230	1,117	1985	1999
Chicago, IL(3)	—	3,877	2,256	—	3,877	2,256	6,133	242	1994	2008
Crystal Lake, IL	2,038	615	1,899	—	615	1,899	2,514	81	1997	2011
Gurnee, IL	2,494	834	3,635	—	834	3,635	4,469	572	1994	2006
Niles, IL	3,382	843	3,485	—	843	3,485	4,328	130	1995	2011

		Initial Cost To Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2012
			Buildings and Improvements			Buildings and Improvements		Accumulated Depreciation(1)	Date of Construction	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Lawrence, KS	—	133	938	—	133	938	1,071	21	1915	2012
Wichita, KS(4)	2,861	1,189	5,248	—	1,189	5,248	6,437	880	1996	2006
Lexington, KY(4)	1,925	800	3,532	—	800	3,532	4,332	592	1999	2006
Bastrop, LA	1,031	378	1,465	—	378	1,465	1,843	224	1995	2006
Kentwood, LA	1,003	368	1,425	—	368	1,425	1,793	218	1995	2006
Lake Charles, LA(3)	—	1,167	4,669	—	1,167	4,669	5,836	1,201	1998	2002
Monroe, LA	1,031	378	1,465	—	378	1,465	1,843	224	1995	2006
Monroe, LA	984	361	1,399	—	361	1,399	1,760	214	1995	2006
Everett, MA	1,315	1,935	—	—	1,935	—	1,935	—	N/A	2008
Hyannis, MA	1,221	802	2,324	—	802	2,324	3,126	288	1998	2008
Marston Mills, MA	516	461	2,313	—	461	2,313	2,774	282	1998	2008
Somerville, MA	1,981	510	1,993	24	510	2,017	2,527	497	1993	2003
Kansas City, MO	4,324	2,958	5,691	—	2,958	5,691	8,649	362	2004	2010
Cape Girardeau, MO	—	545	1,547		545	1,547	2,092	9	1994	2012
D'lberville, MS	1,003	368	1,425	—	368	1,425	1,793	218	1995	2006
Flowood, MS	1,068	392	1,517	—	392	1,517	1,909	232	1995	2006
Vicksburg, MS	975	358	1,385	—	358	1,385	1,743	212	1985	2006
Vicksburg, MS	1,189	436	1,689	—	436	1,689	2,125	259	1995	2006
Cary, NC(3)	—	1,129	3,736	—	1,129	3,736	4,865	401	1995	2008
Cherry Hill, NJ	6,068	3,584	2,794	3,263	3,584	6,057	9,641	259	2000	2011
Deptford, NJ	2,013	572	1,779	705	572	2,484	3,056	50	1981	2012
Batavia, NY	—	515	2,061	—	515	2,061	2,576	715	1998	1999
Hauppauge, NY	—	725	2,963	—	725	2,963	3,688	528	1992	2005
Island Park, NY	1,662	1,235	1,355	—	1,235	1,355	2,590	83	1947	2010
Selden, NY	2,333	572	2,287	150	572	2,437	3,009	827	1997	1999
Columbus, OH	—	1,445	5,781	—	1,445	5,781	7,226	2,186	1996	1997
Eugene, OR(3)	—	1,952	2,096	—	1,952	2,096	4,048	225	1994	2008
Gettysburg, PA	933	754	704	—	754	704	1,458	42	1991	2010

		Initial Cost To Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2012
			Buildings and Improvements			Buildings and Improvements		Accumulated Depreciation(1)	Date of Construction	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Hanover, PA	910	736	686	—	736	686	1,422	41	1992	2010
Monroeville, PA	—	450	863	—	450	863	1,313	56	1994	2010
Palmyra, PA	832	650	650	—	650	650	1,300	40	1981	2010
Reading, PA	822	655	625	—	655	625	1,280	39	1981	2010
Reading, PA	810	618	643	—	618	643	1,261	41	1983	2010
Royersford, PA	16,647	19,538	3,150	142	19,538	3,292	22,830	229	2001	2010
Trexlertown, PA	793	800	439	—	800	439	1,239	26	1994	2010
Bluffton, SC(4)	1,418	589	2,600	—	589	2,600	3,189	437	1994	2006
Knoxville, TN	4,581	2,290	8,855	—	2,290	8,855	11,145	1,946	2003	2004
Amarillo, TX(4)	2,076	863	3,810	—	863	3,810	4,673	639	1996	2006
Austin, TX(4)	3,822	1,587	7,010	—	1,587	7,010	8,597	1,176	2001	2006
El Paso, TX	—	2,821	11,123	321	2,821	11,444	14,265	3,657	1974	2000
El Paso, TX(3)	—	1,035	2,700	—	1,035	2,700	3,735	290	1993	2008
Houston, TX	—	396	1,583	30	396	1,613	2,009	578	1997	1998
Houston, TX	2,800	1,962	1,540	—	1,962	1,540	3,502	94	2006	2010
Houston, TX	—	2,002	1,800	—	2,002	1,800	3,802	108	2009	2010
Rosenberg, TX	—	216	863	67	216	930	1,146	370	1994	1995
Tyler, TX(4)	2,483	1,031	4,554	—	1,031	4,554	5,585	764	2001	2006
Houston, TX	5,100	3,122	3,768	—	3,122	3,768	6,890	19	2001	2012
Newport News, VA(4)	1,808	751	3,316	—	751	3,316	4,067	556	1995	2006
Richmond, VA(4)	2,088	867	3,829	—	867	3,829	4,696	642	1979	2006
Virginia Beach, VA(4)	2,056	854	3,770	—	854	3,770	4,624	632	1995	2006
Seattle, WA	—	201	189	—	201	189	390	120	1986	1987
Onalaska, WI	—	753	3,099	—	753	3,099	3,852	630	1994	2004
Theater
Greensboro, NC	5,413	—	8,328	—	—	8,328	8,328	4,498	1999	2004

Totals	$225,971	$138,152	$320,039	$15,150	$138,152	$335,189	$473,341	$62,816

Note 1—Depreciation is provided over the estimated useful lives of the buildings and improvements, which range from 3 to 40 years.

Note 2—Upon purchase of the property in December 2006, a $416,000 rental income reserve was posted by the seller for the Company's benefit, since the property was not producing sufficient rent at the time of acquisition. The Company recorded the receipt of this rental reserve as a reduction to land and building.

Note 3—These seven properties are retail office supply stores net leased to the same tenant, pursuant to separate leases. Five of these leases contain cross default provisions. They are located in six states (Illinois, Louisiana, North Carolina, Texas, Georgia and Oregon).

Note 4—These 11 properties are retail furniture stores covered by one master lease and one loan that is secured by cross—collateralized mortgages. They are located in six states (Georgia, Kansas, Kentucky, South Carolina, Texas and Virginia).

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
Notes to Schedule III
Consolidated Real Estate and Accumulated Depreciation

(a)
Reconciliation of "Real Estate and Accumulated Depreciation"

(Amounts in Thousands)

	Year Ended December 31,
	2012		2011	2010
Investment in real estate:
Balance, beginning of year	$430,337		$400,795	$382,674
Addition: Land, buildings and improvements	43,004		29,542	67,825
Deduction: Cost of properties sold and property contributed to joint venture	—		—	(49,704)

Balance, end of year	$473,341	(b)	$430,337	$400,795

Accumulated depreciation:
Balance, beginning of year	$54,214		$46,410	$39,336
Addition: Depreciation	8,602		8,537	7,946
Deduction: Accumulated depreciation related to properties sold and property contributed to joint venture	—		(733)	(872)

Balance, end of year	$62,816		$54,214	$46,410

(b)
The aggregate cost of the properties is approximately $25,718 higher for federal income tax purposes at December 31, 2012.