Form 10-Q
period 2013-03-31
ONE LIBERTY PROPERTIES INC
filed 2013-05-08
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC   20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 3, 2013, the registrant had 15,229,748 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Real estate investments, at cost
Land	$142,686	$138,152
Buildings and improvements	337,150	335,189
Total real estate investments, at cost	479,836	473,341
Less accumulated depreciation	65,137	62,816
Real estate investments, net	414,699	410,525

Investment in unconsolidated joint ventures	19,399	19,485
Cash and cash equivalents	16,385	14,577
Unbilled rent receivable	12,850	12,629
Unamortized intangible lease assets	15,484	16,491
Escrow, deposits and other assets and receivables	4,100	3,741
Investment in BRT Realty Trust at market (related party)	260	241
Unamortized deferred financing costs	3,335	3,477
Total assets	$486,512	$481,166

Liabilities and Equity
Liabilities:
Mortgages payable	$226,402	$225,971
Line of credit - outstanding	3,500	—
Dividends payable	5,312	5,252
Accrued expenses and other liabilities	6,824	6,584
Unamortized intangible lease liabilities	6,027	5,300
Total liabilities	248,065	243,107
Commitments and contingencies	—	—
Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized; 14,706 and 14,598 shares issued and outstanding	14,706	14,598
Paid-in capital	197,545	196,107
Accumulated other comprehensive loss	(1,344)	(1,578)
Accumulated undistributed net income	26,139	28,001
Total One Liberty Properties, Inc. stockholders’ equity	237,046	237,128
Non-controlling interests in joint ventures	1,401	931
Total equity	238,447	238,059
Total liabilities and equity	$486,512	$481,166

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Rental income, net	$12,102	$10,758
Operating expenses:
Depreciation and amortization	2,670	2,343
General and administrative (including $572 in both periods to related party)	1,960	1,841
State tax expense	42	49
Real estate acquisition costs	151	43
Real estate expenses (including $150 in both periods to related party)	773	622
Leasehold rent	77	77
Total operating expenses	5,673	4,975
Operating income	6,429	5,783
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	334	214
Other income	69	14
Interest:
Expense	(3,170)	(3,184)
Amortization of deferred financing costs	(213)	(184)
Gain on sale of real estate	—	319

Income from continuing operations	3,449	2,962
Income from discontinued operations	—	264
Net income	3,449	3,226
Plus net loss (income) attributable to non-controlling interests	1	(3)
Net income attributable to One Liberty Properties, Inc.	$3,450	$3,223

Weighted average number of common shares outstanding:
Basic	14,672	14,289
Diluted	14,772	14,389

Per common share attributable to common stockholders — basic:
Income from continuing operations	$.22	$.20
Income from discontinued operations	—	.02
	$.22	$.22
Per common share attributable to common stockholders — diluted:
Income from continuing operations	$.22	$.20
Income from discontinued operations	—	.01
	$.22	$.21

Cash distributions declared per share of common stock	$.35	$.33

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$3,449	$3,226

Other comprehensive gain
Net unrealized gain on available-for-sale securities	46	30
Net unrealized gain on derivative instruments	178	—
One Liberty Property’s share of joint venture net unrealized gain on derivative instruments	10	—
Other comprehensive gain	234	30

Comprehensive income	3,683	3,256
Plus: comprehensive loss (income) attributable to non-controlling interests	1	(3)

Comprehensive income attributable to One Liberty Properties, Inc.	$3,684	$3,253

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the three month period ended March 31, 2013 (Unaudited)

and the year ended December 31, 2012

(Amounts in Thousands, Except Per Share Data)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Undistributed Net Income	Non- Controlling Interests in Joint Ventures	Total
Balances, January 1, 2012	$14,213	$189,486	$(1,019)	$15,605	$662	$218,947

Distributions - common stock Cash - $1.34 per share	—	—	—	(19,924)	—	(19,924)
Shares issued through equity offering program - net	121	2,010	—	—	—	2,131
Shares issued through dividend reinvestment plan	215	3,437	—	—	—	3,652
Contributions from non-controlling interests	—	—	—	—	571	571
Distribution to non-controlling interest	—	—	—	—	(290)	(290)
Restricted stock vesting	49	(49)	—	—	—	—
Compensation expense - restricted stock	—	1,223	—	—	—	1,223
Net income (loss)	—	—	—	32,320	(12)	32,308
Other comprehensive (loss)	—	—	(559)	—	—	(559)

Balances, December 31, 2012	14,598	196,107	(1,578)	28,001	931	238,059

Distributions - common stock Cash - $.35 per share	—	—	—	(5,312)	—	(5,312)
Shares issued through dividend reinvestment plan	58	1,091	—	—	—	1,149
Contribution from non-controlling interest	—	—	—	—	471	471
Restricted stock vesting	50	(50)	—	—	—	—
Compensation expense - restricted stock	—	397	—	—	—	397
Net income (loss)	—	—	—	3,450	(1)	3,449
Other comprehensive income	—	—	234	—	—	234

Balances, March 31, 2013	$14,706	$197,545	$(1,344)	$26,139	$1,401	$238,447

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$3,449	$3,226
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of available-for-sale securities	(6)	(328)
Increase in rental income from straight-lining of rent	(221)	(384)
Decrease in rental income resulting from bad debt expense	—	17
Increase in rental income from amortization of intangibles relating to leases	(22)	(9)
Amortization of restricted stock expense	397	302
Equity in earnings of unconsolidated joint ventures	(334)	(214)
Distributions of earnings from unconsolidated joint ventures	454	252
Depreciation and amortization	2,670	2,453
Amortization and write off of financing costs	213	193
Changes in assets and liabilities:
Increase in escrow, deposits, other assets and receivables	(372)	(72)
Increase (decrease) in accrued expenses and other liabilities	316	(385)
Net cash provided by operating activities	6,544	5,051

Cash flows from investing activities:
Purchase of real estate	(4,640)	(9,797)
Improvements to real estate	(332)	(1,192)
Distributions of return of capital from unconsolidated joint ventures	5	49
Payment of leasing commissions	(16)	(159)
Net proceeds from sale of available-for-sale securities	19	369
Net cash used in investing activities	(4,964)	(10,730)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(1,569)	(1,363)
Proceeds from mortgage financings	2,000	8,857
Proceeds from bank line of credit	3,500	9,300
Repayment on bank line of credit	—	(2,200)
Issuance of shares through dividend reinvestment plan	1,149	951
Payment of financing costs	(71)	(267)
Capital contributions from non-controlling interests	471	25
Distribution to non-controlling interest	—	(290)
Cash distributions to common stockholders	(5,252)	(4,805)
Net cash provided by financing activities	228	10,208

Net increase in cash and cash equivalents	1,808	4,529
Cash and cash equivalents at beginning of period	14,577	12,668
Cash and cash equivalents at end of period	$16,385	$17,197

Continued on next page

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

	Three Months Ended March 31,
	2013	2012
Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$3,063	$3,425

Supplemental schedule of non-cash investing and financing activities:
Contribution of property to unconsolidated joint venture	—	11,734
Purchase accounting allocation - intangible lease assets	582	2,733
Purchase accounting allocation - intangible lease liabilities	857	11

See accompanying notes to consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2013

Note 1 - Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland.  OLP is a self-administered and self-managed real estate investment trust (“REIT”).  OLP acquires, owns and manages a geographically diversified portfolio of retail, industrial, health and fitness, office, flex and other properties, a substantial portion of which are under long-term net leases.  As of March 31, 2013, OLP owned 94 properties, five of which are owned by consolidated joint ventures.  OLP’s unconsolidated joint ventures owned a total of seven properties. The 101 properties are located in 29 states.

Note 2 - Basis of Preparation

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

The consolidated financial statements include the accounts and operations of OLP, its wholly-owned subsidiaries and its investment in five joint ventures in which the Company, as defined, has a controlling interest.  OLP and its subsidiaries are hereinafter referred to as the “Company”.  Material intercompany items and transactions have been eliminated in consolidation.

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

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2013 (Continued)

Note 2 - Basis of Preparation (Continued)

The Company assesses the accounting treatment for each joint venture investment. This assessment includes a review of each joint venture or limited liability company agreement to determine the rights of each party and whether those rights are protective or participating.  For the Company’s VIE, the Company reviews such agreement to determine which party has the power to direct the activities that most significantly impact the entity’s economic performance. The agreements typically contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan. In situations where the Company and its partner (i) approve the annual budget, (ii) approve certain expenditures, (iii) prepare or review and approve the joint venture’s tax return before filing, and (iv) approve each lease at each property, the Company does not consolidate the joint venture as the Company considers these to be substantive participation rights that result in shared power over the activities that most significantly impact the performance of the joint venture.

With respect to the five consolidated joint ventures in which the Company has between an 85% to 95% interest, the Company has determined that (i) such ventures are not VIE’s and (ii) the Company exercises substantial operating control and accordingly, such ventures are consolidated for financial statement purposes.

The Company accounts for its investments in six other unconsolidated joint ventures under the equity method of accounting.  All investments in these six joint ventures have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support and, as a group, the holders of the equity at risk have power through voting rights to direct the activities of these ventures. As a result, none of these six joint ventures are VIE’s.  In addition, although the Company is the managing member, it does not exercise substantial operating control over these entities, and therefore the entities are not consolidated. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for their share of equity in earnings, cash contributions and distributions.  None of the joint venture debt is recourse to the Company, subject to standard carve-outs.

Reclassification

Certain amounts reported in previous consolidated financial statements for the three months ended March 31, 2012 have been reclassified in the accompanying consolidated financial statements to conform to the current period’s presentation, primarily to reclassify the operations of five properties that were sold in 2012 to discontinued operations. In addition, the operations of the Company’s tenant-in-common interest was reclassified for the three months ended March 31, 2012.  The reclassification transfers the tenant-in-common interest related amounts recorded in certain line items on the income statement (rental income, depreciation and amortization, real estate expenses, mortgage interest expense and amortization of deferred financing costs) to equity in earnings of unconsolidated joint ventures.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2013 (Continued)

Note 2 - Basis of Preparation (Continued)

Additionally, the accompanying income statements include the reclassification of state tax expense in 2012 from general and administrative expense to state tax expense to conform to the current year’s presentation.

Note 3 - Earnings Per Common Share

Basic earnings per share was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income is also allocated to the unvested restricted stock during the applicable period, as the restricted stock is entitled to receive dividends and is therefore considered a participating security.  Unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of unvested restricted stock.  The restricted stock units awarded under the Pay-for-Performance program described in Note 10 are excluded from the basic earnings per share calculation as these units are not participating securities.

Diluted earnings per share reflects the potential dilution that could occur if securities or other rights exercisable for, or convertible into, common stock were exercised or converted or otherwise resulted in the issuance of common stock that shared in the earnings of the Company.  For the three months ended March 31, 2013 and 2012, the diluted weighted average number of common shares includes 100,000 shares (of an aggregate of 200,000 shares) of common stock underlying the restricted stock units awarded on September 14, 2010 under the Pay-For-Performance Program.  These 100,000 shares may vest upon satisfaction of the total stockholder return metric. The number of shares that would be issued pursuant to this metric is based on the current market price and dividends paid at the end of each quarterly period assuming the end of that quarterly period was the end of the vesting period.  The remaining 100,000 shares of common stock underlying the restricted stock units awarded under the Pay-For-Performance Program are not included during the three months ended March 31, 2013 and 2012, as they did not meet the return on capital performance metric during such periods.

There were no options outstanding to purchase shares of common stock or other rights exercisable for, or convertible into, common stock during the three months ended March 31, 2013 and 2012.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2013 (Continued)

Note 3 - Earnings Per Common Share (Continued)

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Numerator for basic and diluted earnings per share:
Income from continuing operations	$3,449	$2,962
Plus net loss (income) attributable to noncontrolling interests	1	(3)
Less earnings allocated to unvested shares	(165)	(135)
Income from continuing operations available for common stockholders	3,285	2,824
Discontinued operations	—	264
Net income available for common stockholders, basic and diluted	$3,285	$3,088

Denominator for basic earnings per share:
- weighted average common shares	14,672	14,289
- weighted average unvested restricted stock shares	—	—
	14,672	14,289
Effect of diluted securities:
- restricted stock units awarded under Pay-for-Performance program	100	100

Denominator for diluted earnings per share
- weighted average shares	14,772	14,389

Earnings per common share, basic	$.22	$.22
Earnings per common share, diluted	$.22	$.21

Amounts attributable to One Liberty Properties, Inc. common stockholders, net of noncontrolling interests:
Income from continuing operations	$3,450	$2,959
Income from discontinued operations	—	264

Net income attributable to One Liberty Properties, Inc.	$3,450	$3,223

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2013 (Continued)

Note 4 - Investment in Unconsolidated Joint Ventures

The Company’s seven unconsolidated joint ventures each own and operate one property.  At March 31, 2013 and December 31, 2012, the Company’s equity investment in unconsolidated joint ventures totaled $19,399,000 and $19,485,000, respectively. The Company recorded equity in earnings of $334,000 and $214,000 for the three months ended March 31, 2013 and 2012, respectively.

In February 2012, the Company entered into a joint venture with an affiliate of Trammell Crow Company pursuant to which the venture contemplated redeveloping a 6.2 acre site located in Plano, Texas. The Company contributed this property to the joint venture in exchange for a 90% equity interest therein and Trammell Crow contributed $1,500,000 in exchange for a 10% equity interest therein which resulted in a $319,000 gain to the Company.  In February 2013, the Company elected not to participate in the redevelopment plan and Trammell Crow thereafter exercised its right to purchase the Company’s 90% equity interest in the unconsolidated joint venture for $13,500,000. At March 31, 2013, the Company’s investment in this VIE was $12,283,000. The sale was completed on April 16, 2013 and the Company estimates that the gain will be approximately $1,900,000.

Note 5 - Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments.  If the financial condition of a specific tenant were to deteriorate resulting in an impairment of its ability to make payments, additional allowances may be required.  At March 31, 2013 and December 31, 2012, the balance in allowance for doubtful accounts was $115,000 and $132,000, respectively, recorded as a reduction to accounts receivable. The Company records bad debt expense as a reduction of rental income. For the three months ended March 31, 2012, the Company recorded bad debt expense of $17,000 in income from continuing operations. For the three months ended March 31, 2013, the Company did not incur any bad debt expense.

Note 6 - Real Estate Acquisition

On March 22, 2013, a consolidated joint venture, in which the Company has a 90% interest, acquired a retail property located in North Carolina for an all cash purchase price of $4,640,000.  The property is 100% net leased to Kmart pursuant to a lease expiring in 2018.  The Company incurred third party acquisition costs of $113,000 during the three months ended March 31, 2013 related to this acquisition.

As a result of this acquisition, the Company recorded an intangible lease asset of $211,000 and an intangible lease liability of $823,000, representing the value of the origination costs and acquired lease.  As of March 31, 2013, the weighted average amortization period for

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2013 (Continued)

Note 6 - Real Estate Acquisition (Continued)

this acquisition is 5.17 years for the intangible lease asset and liability. The Company assessed the fair value of the lease intangible based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 (as defined in Note 11) in the fair value hierarchy. The Company is currently in the process of finalizing the purchase price allocations for the property; therefore, the allocation is preliminary and subject to change.

Note 7 - Discontinued Operations

The following summarizes the components of income from discontinued operations applicable to five properties sold during the year ended December 31, 2012 (dollars in thousands):

Three Months Ended March 31, 2012
Rental income	$550

Depreciation and amortization	110
Real estate expenses	60
Interest expense	116
Total expenses	286

Income from operations	264
Net gain on sales	—

Income from discontinued operations	$264

Note 8 - Line of Credit

The Company has a $75,000,000 revolving credit facility (“Facility”) with VNB New York Corp., Bank Leumi USA, Israel Discount Bank of New York and Manufacturer’s & Trader’s Trust Company.  The Facility matures March 31, 2015 and provides that the Company pay interest at the greater of (i) 90 day LIBOR plus 3% (3.28% at March 31, 2013) and (ii) 4.75% per annum, and there is an unused facility fee of .25% per annum. At March 31, 2013 and May 3, 2013, $3,500,000 and $0, respectively, was outstanding under the facility. The Company was in compliance with all covenants at March 31, 2013.

Note 9 - Common Stock Cash Dividend

On March 13, 2013, the Board of Directors declared a quarterly cash dividend of $.35 per share on the Company’s common stock, totaling $5,312,000. The quarterly dividend was paid on April 3, 2013 to stockholders of record on March 25, 2013.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2013 (Continued)

Note 10 - Stock Based Compensation

The Company’s 2012 Incentive Plan, approved by the Company’s stockholders in June 2012, permits the Company to grant, among other things, stock options, restricted stock, restricted stock units and performance share awards and any one or more of the foregoing to its employees, officers, directors and consultants.  A maximum of 600,000 shares of the Company’s common stock is authorized for issuance pursuant to this Plan, of which 112,650 have been issued and 50 have vested. An aggregate of 557,415 shares of restricted stock and restricted stock units are outstanding under the Company’s 2003 and 2009 equity incentive plans (collectively, the “Prior Plans”) and have not yet vested.  No additional awards may be granted under the Prior Plans.

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

On September 14, 2010, the Board of Directors approved a Pay-for-Performance Program under the Company’s 2009 Incentive Plan and awarded 200,000 performance share awards in the form of restricted stock units (the “Units”). The holders of Units are not entitled to dividends or to vote the underlying shares until the Units vest and shares are issued. Accordingly, for financial statement purposes, the shares underlying the Units are not included in the shares shown as outstanding on the balance sheet.  If the defined performance criteria are satisfied in full at June 30, 2017, one share of the Company’s common stock will vest and be issued for each Unit outstanding and a pro-rata portion of the Units will vest and be issued if the performance criteria fall between defined ranges.  In the event that the performance criteria are not satisfied in whole or in part at June 30, 2017, the unvested Units will be forfeited and no shares of the Company’s common stock will be issued for those Units.  No Units were forfeited or vested in the three months ended March 31, 2013.

As of March 31, 2013 and December 31, 2012, there were no options outstanding under the Company’s equity incentive plans.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2013 (Continued)

Note 10 - Stock Based Compensation (Continued)

The following is a summary of the activity of the incentive plans (excluding, except as otherwise noted, the 200,000 Units):

	Three Months Ended March 31,
	2013	2012
Restricted share grants	112,650	109,450
Average per share grant price	$21.59	$16.77
Deferred compensation to be recognized over vesting period	$2,432,000	$1,835,000

Non-vested shares:
Non-vested beginning of period	407,460	348,385
Grants	112,650	109,450
Vested during period	(50,095)	(49,325)
Forfeitures	—	—
Non-vested end of period	470,015	408,510

Average per share value of non-vested shares (based on grant price)	$14.22	$12.59

Value of shares vested during the period (based on grant price)	$876,000	$1,208,000

The total charge to operations for all incentive plans, including the 200,000 Units, is as follows:
Outstanding restricted stock grants	$367,000	$282,000
Outstanding restricted stock units	30,000	20,000
Total charge to operations	$397,000	$302,000

As of March 31, 2013, there were approximately $5,307,000 of total compensation costs related to nonvested awards that have not yet been recognized, including $515,000 related to the Pay-for-Performance Program (net of forfeiture and performance assumptions which are re-evaluated quarterly). These compensation costs will be charged to general and administrative expense over the remaining respective vesting periods. The weighted average vesting period is approximately 3.3 years.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2013 (Continued)

Note 11 - Fair Value Measurements

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

At March 31, 2013, the $237,844,000 estimated fair value of the Company’s mortgages payable is more than their carrying value by approximately $11,442,000 assuming a blended market interest rate of 4.25% based on the 8.9 year weighted average remaining term of the mortgages.  At December 31, 2012, the $233,170,000 estimated fair value of the Company’s mortgages payable is more than their carrying value by approximately $7,199,000 assuming a blended market interest rate of 4.8% based on the 9.2 year weighted average remaining term of the mortgages.

At March 31, 2013, the $3,500,000 carrying amount of the Company’s line of credit approximates its fair value.

The fair value of the Company’s mortgages payable and line of credit were estimated using unobservable inputs such as available market information and discounted cash flow analysis based on borrowing rates the Company believes it could obtain with similar terms and maturities. These fair value measurements fall within Level 3 of the fair value hierarchy.

Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2013 (Continued)

Note 11 - Fair Value Measurements (Continued)

Financial Instruments Measured at Fair Value

The fair value of the Company’s available-for-sale securities and derivative financial instruments were determined using the following inputs (dollars in thousands):

		Carrying and	Fair Value Measurements Using Fair Value Hierarchy on a Recurring Basis
	As of	Fair Value	Level 1	Level 2
Financial assets:
Available-for-sale securities:	March 31, 2013	$281	$281	$—
Equity securities	December 31, 2012	278	278	—

Financial liabilities:
Derivative financial instruments	March 31, 2013	1,292	—	1,292
	December 31, 2012	1,470	—	1,470

The Company does not currently own any financial instruments that are classified as Level 3.

Available-for-sale securities

At March 31, 2013, the Company’s available-for-sale securities are as follows:  (i) a $260,000 investment in BRT Realty Trust and (ii) a $21,000 investment in other equity securities (included in other assets on the balance sheet). The aggregate cost of these securities was $138,000 and unrealized gains on such securities were $143,000. Such unrealized gains were included in accumulated other comprehensive loss on the balance sheet.  Fair values are approximated on current market quotes from financial sources that track such securities.

Derivative financial instruments

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities.  At March 31, 2013 and December 31, 2012, these derivatives are included in other liabilities on the balance sheet.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2013 (Continued)

Note 11 - Fair Value Measurements (Continued)

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparty.  As of March 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.  Additionally, based on the rates in effect as of March 31, 2013, if a counterparty were to default, the Company would receive a net interest benefit.

Note 12 - Derivative Financial Instruments

As of March 31, 2013, the Company had the following outstanding interest rate derivatives, all of which were interest rate swaps, pertaining to certain of its mortgages payable, all of which were designated as cash flow hedges of interest rate risk (dollars in thousands):

Notional Amount	Fixed Interest Rate	Maturity Date
$8,911	6.50%	December 2014
4,300	5.75	November 2020
3,864	4.75	August 2016
5,081	4.68	January 2023
5,719	4.63	February 2019
2,143	4.50	April 2016
3,870	4.50	March 2017

The following table presents the fair value of the Company’s derivatives designated as hedging instruments for the periods presented (dollars in thousands):

Liability Derivatives as of
March 31, 2013		December 31, 2012
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Other liabilities	$1,292	Other liabilities	$1,470

The Company did not have any asset derivatives as of March 31, 2013 and December 31, 2012.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2013 (Continued)

Note 12 - Derivative Financial Instruments (Continued)

The following table presents the effect of the Company’s derivative financial instruments on the statement of income for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Amount of (loss) recognized on derivatives in Other comprehensive (loss)	$26	$(117)
Amount of (loss) reclassification from Accumulated other comprehensive (loss) into Interest expense	(152)	(106)

No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges for the three months ended March 31, 2013 and 2012.  During the twelve months ending March 31, 2014, the Company estimates an additional $593,000 will be reclassified from other comprehensive income as an increase to interest expense.

The derivative agreements in effect at March 31, 2013 provide that if the wholly owned subsidiary of the Company which is a party to the agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to one of the derivative agreements and if the subsidiary defaults on the loan subject to such agreement and if there are swap breakage losses on account of the derivative being terminated early, the Company could be held liable for interest rate swap breakage losses, if any.

As of March 31, 2013, the fair value of the derivatives including accrued interest, and excluding any adjustments for nonperformance risk, was approximately $1,347,000.  In the unlikely event that the Company breaches any of the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $1,347,000.

Two of the Company’s unconsolidated joint ventures, in which a wholly owned subsidiary of the Company is a 50% partner, had a $3,857,000 interest rate derivative outstanding at March 31, 2013. The interest rate derivative, which was entered into in March 2011, has an interest rate of 5.81% and matures in April 2018. The following table presents the Company’s 50% share of such derivative financial instrument (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Amount of (loss) recognized on derivative in Other comprehensive (loss)	$(4)	$(3)
Amount of (loss) reclassification from Accumulated other comprehensive (loss) into Equity in earnings of unconsolidated joint ventures	(14)	(14)

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2013 (Continued)

Note 13 - New Accounting Pronouncements

Effective January 1, 2012, the Company adopted ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income which the FASB issued in February 2013. The standard requires an entity to present information about significant items reclassified out of accumulated other comprehensive income by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to financial statements. The guidance was effective for calendar year-end public companies beginning in the first quarter of 2013 with application on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or disclosures.

Note 14 - Subsequent Events

Subsequent events have been evaluated and except as disclosed in the footnotes hereto, there were no other events relative to our consolidated financial statements that warrant additional disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “could,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions or variations thereof.  Forward-looking statements should not be relied on since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements.  Investors are encouraged to review the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Item 1A. Risk Factors” for a discussion of certain factors which may cause actual results to differ materially from current expectations and are cautioned not to place undue reliance on any forward-looking statements.

Overview

We are a self-administered and self-managed real estate investment trust, organized in Maryland in 1982.  We acquire, own and manage a geographically diversified portfolio of retail industrial, health and fitness, office, flex, and other properties, a substantial portion of which are under long-term net leases.  As of March 31, 2013, we owned 94 properties and our unconsolidated joint ventures owned seven properties.  The 101 properties are located in 29 states. Our occupancy rate at March 31, 2013, based on square footage, was approximately 98.4%.

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

In acquiring properties, we balance an evaluation of the terms of the leases and the credit of the existing tenants with a fundamental analysis of the real estate to be acquired, which analysis takes into account, among other things, our estimated value of the property, local demographics and the ability to re-rent or dispose of the property on favorable terms upon lease expiration or early termination.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute currently at least 90% of ordinary taxable income to our stockholders.  We intend to comply with these requirements and to maintain our REIT status.

Results of Operations

The following table compares revenues and operating expenses of continuing operations for the periods indicated:

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2013	2012	(Decrease)	% Change
Revenues:
Rental income	$12,102	$10,758	$1,344	12.5%

Operating expenses:
Depreciation and amortization	2,670	2,343	327	14.0
General and administrative	1,960	1,841	119	6.5
State tax expense	42	49	(7)	(14.3)
Real estate acquisition costs	151	43	108	251
Real estate expenses	773	622	151	24.3
Leasehold rent	77	77	—	—
Total operating expenses	5,673	4,975	698	14.0

Operating income	$6,429	$5,783	$646	11.2

Revenues

Rental income.  The increase is due to rental income of $1 million earned during the three months ended March 31, 2013 from twelve properties we acquired since February 2012, $169,000 from a property purchased in late 2011, and for which rent commenced March 2012, and $159,000 of real estate tax and expense reimbursements from tenants (primarily from six of the properties we acquired since February 2012).

Operating Expenses

Depreciation and amortization.  Approximately $277,000 of the increase is due to depreciation expense on the twelve properties we acquired since February 2012 and the balance of the increase is substantially due to depreciation on improvements to properties.

General and administrative expenses.  Contributing to the increase in the three months ended March 31, 2013 were increases of (i) $94,000 in non-cash compensation expense primarily related to restricted stock awards due to the increase in the number of awards granted and the higher fair value of such awards at the time of grant and (ii) $47,000 in payroll and payroll related expenses due to higher compensation levels and, to a lesser extent, additional employees.

Real estate acquisition costs.  These costs, which include acquisition fees, legal and other transactional costs and expenses, increased primarily in connection with the acquisition of a property in March 2013.

Real estate expenses.  The increase is related to properties we acquired since February 2012.

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2013	2012	(Decrease)	% Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$334	$214	$120	56.1%
Other income	69	14	55	393
Interest:
Expense	(3,170)	(3,184)	(14)	(.4)
Amortization of deferred financing costs	(213)	(184)	29	15.8
Gain on sale of real estate	—	319	(319)	(100)

Equity in earnings of unconsolidated joint ventures. The increase is substantially due to the increase in the net operating income from our Plano, Texas joint venture. The three months ended March 31, 2012 included our share (i.e., $68,000) of real estate acquisition costs related to this joint venture and only included two months of operating income.

Interest expense.  The following table details interest expense for the periods indicated:

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2013	2012	(Decrease)	% Change
Interest expense:
Credit line interest	$52	$271	$(219)	(80.8)%
Mortgage interest	3,118	2,913	205	7
Total	$3,170	$3,184	$(14)	(.4)

Credit line interest

Substantially all of the decrease is due to the $20 million decrease in the weighted average balance outstanding under our line of credit in the three months ended March 31, 2013. The weighted average balance decreased due to repayments with proceeds from the financing of several properties in 2012 and 2013 and with a portion of the proceeds from the sale of three properties in 2012.

Mortgage interest

The following table reflects the interest rate on our mortgage debt and principal amount of outstanding mortgage debt, in each case on a weighted average basis:

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2013	2012	(Decrease)	% Change
Interest rate on mortgage debt	5.53%	6.05%	(.52)%	(8.6)%
Principal amount of mortgage debt	$225,693	$192,648	33,045	17.2%

The increase of $205,000 in mortgage interest expense for the three months ended March 31, 2013 is due to the increase in the weighted average amount of mortgage debt outstanding, partially offset by a decrease in the weighted average interest rate on outstanding mortgage debt. The increase in the weighted average balance outstanding is due to the incurrence of mortgage debt of $23.3 million in connection with properties acquired in 2012 and $49.2 million in connection with properties acquired in prior years, including a $25 million refinancing of the eleven Haverty’s properties. The decrease in the weighted average interest rate is due to the financing in 2012 and 2013 of $72.5 million of mortgage debt with a weighted average interest rate of approximately 4.7%.

Gain on sale of real estate. In February 2012, we contributed our Plano, Texas property to an unconsolidated joint venture in exchange for a 90% interest therein and our joint venture partner contributed $1.5 million for a 10% interest therein and we realized a gain of $319,000. In April 2013 we sold our interest in this joint venture to our partner for $13,500,000 and we estimate that the gain will be $1,900,000.

Discontinued operations. Discontinued operations for the three months ended March 31, 2012 includes the income from operations of five properties sold in 2012.  There was no such income for the three months ended March 31, 2013.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our revolving credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of our equity securities and property sales.  Our available liquidity at May 1, 2013 was approximately $98.8 million, including $23.8 million of cash and cash equivalents and $75 million, subject to maintenance of required deposit balances, available under our revolving line of credit.

Liquidity and Financing

We expect to meet substantially all of our operating cash requirements (including dividend payments) from cash flow from operations. To the extent that cash flow from operations is not adequate to cover all of our operating needs, we will be required to use our available cash and cash equivalents or draw on our credit line (to the extent permitted).

At March 31, 2013, excluding mortgage indebtedness of our unconsolidated joint ventures, we had 46 outstanding mortgages payable secured by 68 properties, in aggregate principal amount of approximately $226.4 million. These mortgages represent first liens on individual real estate investments with an aggregate carrying value of approximately $384.1 million, before accumulated depreciation of $52.0 million. After giving effect to the interest rate swap agreements and excluding variable rate debt on one property, the mortgage payments bear interest at fixed rates ranging from 3.13% to 8.80% (a 5.29% weighted average interest rate) and mature between 2013 and 2037.

Mortgage debt, excluding mortgage indebtedness of our unconsolidated joint ventures, in aggregate principal amount of $57.2 million (inclusive of $17.0 million of debt amortization payments) is payable from April 1, 2013 through December 31, 2015 (i.e., $4.6 million in 2013, $6.6 million in 2014 and $5.8 million in 2015). Such debt includes principal balances due at maturity of $1.9 million, $30.9 million and $7.4 million in 2013, 2014 and 2015, respectively.  We intend to make debt amortization payments from operating cash flow and, though no assurance can be given that we will be successful in this regard, generally intend to refinance or extend the mortgage loans which mature in 2013 through 2015.  We intend to repay the amounts not refinanced or extended from our existing funds and sources of funds, including our available cash and our credit line (to the extent available).

We continuously seek to refinance existing mortgage loans on terms we deem acceptable, in order to generate additional liquidity. Additionally, in the normal course of our business, we sell properties when we determine that it is in our best interests, which also generates additional liquidity. Further, since each of our encumbered properties is subject to a non-recourse mortgage (with standard carve outs), if our in-house evaluation of the market value of such property is substantially less than the principal balance outstanding on the mortgage loan, we may determine to convey such property to the mortgagee in order to terminate our mortgage obligations, including payment of interest, principal and real estate taxes, with respect to such property.

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

Credit Facility

We can borrow up to $75 million pursuant to our revolving credit facility which is available to us for the acquisition of commercial real estate, repayment of mortgage debt, property improvements and general working capital purposes; provided, that if used for property improvements and working capital purposes, such use will not exceed the lesser of $15 million and 15% of the borrowing base and if used for working capital purposes, will not exceed $10 million.  The facility matures on March 31, 2015 and bears interest at the greater of (i) 90 day LIBOR plus 3% and (ii) 4.75%. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $75 million. The credit facility requires maintenance of $7.5 million in average deposit balances.

The terms of our revolving credit facility include certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At March 31, 2013, we were in compliance in all material respects with the covenants under this facility.

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

At March 31, 2013, we had eight interest rate swap agreements outstanding (including one held by two of our unconsolidated joint ventures). The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of March 31, 2013, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and net unrealized gain on derivative instruments would have increased by approximately $1.46 million.  If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and net unrealized gain on derivative instruments would have decreased by approximately $1.32 million. These changes would not have any impact on our net income or cash.

Our mortgage debt, after giving effect to the interest rate swap agreements and excluding a $6.07 million mortgage maturing in 2022, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages. As of March 31, 2013, if there had been an increase of 100 basis points on the $6.07 million mortgage debt, interest expense would have increased by approximately $15,000 and a decrease of 100 basis points would have decreased interest expense by approximately $3,000.

Our credit facility is a revolving variable rate facility which is sensitive to interest rates. Under current market conditions, we do not believe that our risk of material potential losses in future earnings, fair values and/or cash flows from near-term changes in market rates that we consider reasonably possible is likely.  We assessed the market risk for our revolving credit facility and believe that there is no foreseeable market risk because interest is charged at the greater of (i) 90 day LIBOR plus 3% and (ii) 4.75% per annum. At March 31, 2013, 90 day LIBOR plus 3% was approximately 3.28%; therefore, an increase or decrease of 100 basis points on this interest rate would not have any impact on the interest expense related to this facility.

Item 4.  Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

One Liberty Properties, Inc.
(Registrant)

Date: May 8, 2013	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: May 8, 2013	/s/ David W. Kalish
David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)