Form 10-Q
period 2013-06-30
ONE LIBERTY PROPERTIES INC
filed 2013-08-08
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC   20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

As of August 1, 2013, the registrant had 15,562,520 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Real estate investments, at cost
Land	$142,749	$138,152
Buildings and improvements	337,598	335,189
Total real estate investments, at cost	480,347	473,341
Less accumulated depreciation	67,497	62,816
Real estate investments, net	412,850	410,525

Investment in unconsolidated joint ventures	5,085	19,485
Cash and cash equivalents	40,931	14,577
Unbilled rent receivable	13,043	12,629
Unamortized intangible lease assets	14,882	16,491
Escrow, deposits and other assets and receivables	5,522	3,741
Investment in BRT Realty Trust at market (related party)	260	241
Unamortized deferred financing costs	3,242	3,477
Total assets	$495,815	$481,166

Liabilities and Equity
Liabilities:
Mortgages payable	$227,853	$225,971
Dividends payable	5,435	5,252
Accrued expenses and other liabilities	6,077	6,584
Unamortized intangible lease liabilities	5,885	5,300
Total liabilities	245,250	243,107

Commitments and contingencies	—	—

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized; 15,058 and 14,598 shares issued and outstanding	15,058	14,598
Paid-in capital	206,462	196,107
Accumulated other comprehensive loss	(564)	(1,578)
Accumulated undistributed net income	28,440	28,001
Total One Liberty Properties, Inc. stockholders’ equity	249,396	237,128
Non-controlling interests in joint ventures	1,169	931
Total equity	250,565	238,059
Total liabilities and equity	$495,815	$481,166

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rental income, net	$12,227	$11,102	$24,329	$21,860

Operating expenses:
Depreciation and amortization	2,717	2,410	5,386	4,753
General and administrative (including $572, $572, $1,144 and $1,144, respectively, to related party)	1,944	1,749	3,904	3,590
Federal excise and state taxes	184	47	226	96
Real estate acquisition costs	126	123	278	166
Real estate expenses (including $150, $150, $300 and $300, respectively, to related party)	751	677	1,524	1,299
Leasehold rent	77	77	154	154
Total operating expenses	5,799	5,083	11,472	10,058

Operating income	6,428	6,019	12,857	11,802
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	57	534	391	748
Gain on disposition of real estate - unconsolidated joint venture	2,807	—	2,807	—
Gain on sale - unconsolidated joint venture interest	1,898	—	1,898	—
Other income	11	209	80	223
Interest:
Expense	(3,223)	(3,308)	(6,393)	(6,492)
Amortization of deferred financing costs	(226)	(188)	(439)	(373)
Gain on sale of real estate	—	—	—	319
Income from continuing operations	7,752	3,266	11,201	6,227

Discontinued operations:
Income from operations	—	283	—	547
Net gain on sales	—	2,205	—	2,205
Income from discontinued operations	—	2,488	—	2,752

Net income	7,752	5,754	11,201	8,979
Less net income attributable to non-controlling interests	(16)	(4)	(15)	(7)
Net income attributable to One Liberty Properties, Inc.	$7,736	$5,750	$11,186	$8,972

Continued on next page

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited) (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average number of common shares outstanding:
Basic	14,844	14,378	14,759	14,333
Diluted	14,944	14,478	14,859	14,433
Per common share attributable to common stockholders — basic:
Income from continuing operations	$.51	$.22	$.73	$.42
Income from discontinued operations	—	.17	—	.19
	$.51	$.39	$.73	$.61
Per common share attributable to common stockholders — diluted:
Income from continuing operations	$.50	$.22	$.73	$.42
Income from discontinued operations	—	.17	—	.18
	$.50	$.39	$.73	$.60

Cash distributions declared per share of common stock	$.35	$.33	$.70	$.66

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$7,752	$5,754	$11,201	$8,979
Other comprehensive gain
Net unrealized (loss) gain on available-for-sale securities	(1)	(19)	45	11
Net unrealized gain (loss) on derivative instruments	730	(401)	908	(412)
One Liberty Property’s share of joint venture net unrealized gain (loss) on derivative instruments	51	(35)	61	(24)
Other comprehensive gain (loss)	780	(455)	1,014	(425)

Comprehensive income	8,532	5,299	12,215	8,554
Less: comprehensive income attributable to non-controlling interests	(16)	(4)	(15)	(7)

Comprehensive income attributable to One Liberty Properties, Inc.	$8,516	$5,295	$12,200	$8,547

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the six month period ended June 30, 2013 (Unaudited)

and the year ended December 31, 2012

(Amounts in Thousands, Except Per Share Data)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Undistributed Net Income	Non- Controlling Interests in Joint Ventures	Total

Balances, January 1, 2012	$14,213	$189,486	$(1,019)	$15,605	$662	$218,947

Distributions - common stock Cash - $1.34 per share	—	—	—	(19,924)	—	(19,924)
Shares issued through equity offering program — net	121	2,010	—	—	—	2,131
Shares issued through dividend reinvestment plan	215	3,437	—	—	—	3,652
Contribution from non-controlling interest	—	—	—	—	571	571
Distributions to non-controlling interest	—	—	—	—	(290)	(290)
Restricted stock vesting	49	(49)	—	—	—	—
Compensation expense - restricted stock	—	1,223	—	—	—	1,223
Net income (loss)	—	—	—	32,320	(12)	32,308
Other comprehensive (loss)	—	—	(559)	—	—	(559)

Balances, December 31, 2012	14,598	196,107	(1,578)	28,001	931	238,059

Distributions - common stock Cash - $.70 per share	—	—	—	(10,747)	—	(10,747)
Shares issued through equity offering program — net	298	7,473	—	—	—	7,771
Shares issued through dividend reinvestment plan	112	2,166	—	—	—	2,278
Contribution from non-controlling interest	—	—	—	—	481	481
Distributions to non-controlling interest	—	—	—	—	(258)	(258)
Restricted stock vesting	50	(50)	—	—	—	—
Compensation expense - restricted stock	—	766	—	—	—	766
Net income	—	—	—	11,186	15	11,201
Other comprehensive income	—	—	1,014	—	—	1,014

Balances, June 30, 2013	$15,058	$206,462	$(564)	$28,440	$1,169	$250,565

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$11,201	$8,979
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition-real estate held by unconsolidated joint venture	(2,807)	—
Gain on sale-unconsolidated joint venture interest	(1,898)	—
Gain on sale of real estate	—	(2,524)
Gain on sale of available-for-sale securities	(6)	(9)
Increase in rental income from straight-lining of rent	(414)	(695)
Increase in rental income resulting from bad debt recovery, net	—	(17)
Increase in rental income from amortization of intangibles relating to leases	(66)	(2)
Amortization of restricted stock expense	766	586
Equity in earnings of unconsolidated joint ventures	(391)	(748)
Distributions of earnings from unconsolidated joint ventures	860	491
Depreciation and amortization	5,386	4,965
Amortization and write off of financing costs	439	390
Changes in assets and liabilities:
Increase in escrow, deposits, other assets and receivables	(109)	(528)
Increase (decrease) in accrued expenses and other liabilities	112	(840)
Net cash provided by operating activities	13,073	10,048
Cash flows from investing activities:
Purchase of real estate	(6,215)	(13,885)
Improvements to real estate	(627)	(2,631)
Distributions of return of capital from unconsolidated joint ventures	5,284	84
Net proceeds from sale of real estate	—	7,048
Net proceeds from disposition of unconsolidated joint venture interest	13,444	—
Payment of leasing commissions	(40)	(219)
Net proceeds from sale of available-for-sale securities	19	369
Net cash provided by (used in) investing activities	11,865	(9,234)
Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(3,169)	(2,753)
Repayment of mortgages payable	(2,816)	—
Proceeds from mortgage financings	7,867	13,817
Proceeds from sale of common stock, net	7,771	—
Proceeds from bank line of credit	3,500	9,300
Repayment on bank line of credit	(3,500)	(9,700)
Issuance of shares through dividend reinvestment plan	2,278	1,889
Payment of financing costs	(174)	(819)
Capital contributions from non-controlling interests	481	93
Distribution to non-controlling interests	(258)	(290)
Cash distributions to common stockholders	(10,564)	(9,666)
Net cash provided by financing activities	1,416	1,871
Net increase in cash and cash equivalents	26,354	2,685
Cash and cash equivalents at beginning of period	14,577	12,668
Cash and cash equivalents at end of period	$40,931	$15,353

Continued on next page

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

	Six Months Ended June 30,
	2013	2012
Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$6,338	$6,874

Supplemental schedule of non-cash investing and financing activities:
Contribution of property to unconsolidated joint venture	—	11,734
Purchase accounting allocation - intangible lease assets	762	3,487
Purchase accounting allocation - intangible lease liabilities	857	11

See accompanying notes to consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2013

Note 1 - Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland.  OLP is a self-administered and self-managed real estate investment trust (“REIT”).  OLP acquires, owns and manages a geographically diversified portfolio of retail, industrial, health and fitness, office, flex and other properties, a substantial portion of which are under long-term net leases.  As of June 30, 2013, OLP owned 94 properties, five of which are owned by consolidated joint ventures.  OLP’s unconsolidated joint ventures owned a total of five properties. The 99 properties are located in 28 states.

Note 2 - Basis of Preparation

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

The consolidated financial statements include the accounts and operations of OLP, its wholly-owned subsidiaries and its investment in five joint ventures in which the Company, as defined, has a controlling interest.  OLP and its consolidated subsidiaries are hereinafter referred to as the “Company”.  Material intercompany items and transactions have been eliminated in consolidation.

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

June 30, 2013 (Continued)

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

The Company accounts for its investments in five unconsolidated joint ventures under the equity method of accounting.  All investments in these five joint ventures have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support and, as a group, the holders of the equity at risk have power through voting rights to direct the activities of these ventures. As a result, none of these five joint ventures are VIE’s.  In addition, although the Company is the managing member, it does not exercise substantial operating control over these entities, and therefore the entities are not consolidated. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for their share of equity in earnings, cash contributions and distributions.  None of the joint venture debt is recourse to the Company, subject to standard carve-outs.

Reclassification

Certain amounts reported in previous consolidated financial statements for the three and six months ended June 30, 2012 have been reclassified in the accompanying consolidated financial statements to conform to the current period’s presentation, primarily to reclassify the operations of two properties that were sold in October and December 2012 to discontinued operations. In addition, the operations of the Company’s tenant-in-common interest were reclassified for the three and six months ended June 30, 2012.  The reclassification transfers the tenant-in-common interest related amounts recorded in certain line items on the income statement (rental income, depreciation and amortization, real estate expenses, mortgage interest expense and amortization of deferred financing costs) to equity in earnings of unconsolidated joint ventures. This tenant-in-common interest was sold in May 2013.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2013 (Continued)

Note 2 - Basis of Preparation (Continued)

Additionally, the accompanying income statements include the reclassification of state tax expense in the three and six months ended June 30, 2012 from general and administrative expense to federal excise and state taxes to conform to the current year’s presentation.

Note 3 - Earnings Per Common Share

Basic earnings per share was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income is also allocated to the unvested restricted stock during the applicable period, as the restricted stock is entitled to receive dividends and is therefore considered a participating security.  Unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of unvested restricted stock.  The restricted stock units awarded under the Pay-for-Performance program described in Note 11 are excluded from the basic earnings per share calculation as these units are not participating securities.

Diluted earnings per share reflects the potential dilution that could occur if securities or other rights exercisable for, or convertible into, common stock were exercised or converted or otherwise resulted in the issuance of common stock that shared in the earnings of the Company.  For the three and six months ended June 30, 2013 and 2012, the diluted weighted average number of common shares includes 100,000 shares (of an aggregate of 200,000 shares) of common stock underlying the restricted stock units awarded pursuant to the Pay-For-Performance Program.  These 100,000 shares may vest upon satisfaction of the total stockholder return metric. The number of shares that would be issued pursuant to this metric is based on the market price and dividends paid as of the end of each quarterly period assuming the end of that quarterly period was the end of the vesting period.  The remaining 100,000 shares of common stock underlying the restricted stock units awarded under the Pay-For-Performance Program are not included during the three and six months ended June 30, 2013 and 2012, as they did not meet the return on capital performance metric during such periods.

There were no options outstanding to purchase shares of common stock or other rights exercisable for, or convertible into, common stock during the six months ended June 30, 2013 and 2012.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2013 (Continued)

Note 3 - Earnings Per Common Share (Continued)

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator for basic and diluted earnings per share:
Income from continuing operations	$7,752	$3,266	$11,201	$6,227
Less net income attributable to noncontrolling interests	(16)	(4)	(15)	(7)
Less earnings allocated to unvested shares	—	—	—	(270)
Income from continuing operations available for common stockholders	7,736	3,262	11,186	5,950
Discontinued operations	—	2,488	—	2,752
Net income available for common stockholders, basic and diluted	$7,736	$5,750	$11,186	$8,702

Denominator for basic earnings per share:
- weighted average common shares	14,844	14,378	14,759	14,333
- weighted average unvested restricted stock shares	470	409	477	—
	15,314	14,787	15,236	14,333
Effect of diluted securities:
- restricted stock units awarded under Pay-for-Performance program	100	100	100	100
Denominator for diluted earnings per share
- weighted average shares	15,414	14,887	15,336	14,433

Earnings per common share, basic	$.51	$.39	$.73	$.61
Earnings per common share, diluted	$.50	$.39	$.73	$.60

Amounts attributable to One Liberty Properties, Inc. common stockholders, net of noncontrolling interests:
Income from continuing operations	$7,736	$3,262	$11,186	$6,220
Income from discontinued operations	—	2,488	—	2,752
Net income attributable to One Liberty Properties, Inc.	$7,736	$5,750	$11,186	$8,972

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2013 (Continued)

Note 4 - Investment in Unconsolidated Joint Ventures

At June 30, 2013 and December 31, 2012, the Company had investments in five and seven unconsolidated joint ventures, respectively, each of which owned and operated one property and the Company’s equity investment in such unconsolidated joint ventures totaled $5,085,000 and $19,485,000, respectively. In addition to the $4,705,000 gain on sale of properties in 2013 discussed below, the Company recorded equity in earnings of $391,000 and $748,000 for the six months ended June 30, 2013 and 2012, respectively, and $57,000 and $534,000 for the three months ended June 30, 2013 and 2012, respectively.

In February 2012, the Company entered into a joint venture with an affiliate of Trammell Crow Company pursuant to which the venture contemplated redeveloping a 6.2 acre site located in Plano, Texas. The Company contributed this property to the joint venture in exchange for a 90% equity interest therein and Trammell Crow contributed $1,500,000 in exchange for a 10% equity interest therein which resulted in a $319,000 gain to the Company in the six months ended June 30, 2012.  In February 2013, the Company elected not to participate in the redevelopment plan and Trammell Crow exercised its right to purchase the Company’s 90% equity interest in the unconsolidated joint venture for $13,500,000. The sale was completed on April 16, 2013 and the Company recorded a gain of $1,898,000.

In May 2013, a property located in Los Angeles, California and owned by the Company and another entity as tenants-in-common and accounted for as an unconsolidated joint venture, was sold for $25,000,000. The Company recorded a $2,807,000 gain on this sale and incurred its $148,000 share of the related mortgage prepayment penalty. The Company received net proceeds of $4,630,000 from the sale transaction.

Note 5 - Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments.  If the financial condition of a specific tenant were to deteriorate resulting in an impairment of its ability to make payments, additional allowances may be required.  At December 31, 2012, the balance in allowance for doubtful accounts was $132,000, recorded as a reduction to accounts receivable. At June 30, 2013, there was no balance in allowance for doubtful accounts.  The Company records bad debt expense as a reduction of rental income. For the three and six months ended June 30, 2012, the Company recorded bad debt expense of $23,000 and $40,000, respectively, in income from continuing operations and net recoveries of previously recognized bad debt expense of $57,000 in discontinued operations as a result of collections in the six months ended June 30, 2012 from one tenant.  For the three and six months ended June 30, 2013, the Company did not incur any bad debt expense.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2013 (Continued)

Note 6 - Real Estate Acquisitions

On March 22, 2013, a consolidated joint venture in which the Company has a 90% interest, acquired a retail property located in Clemmons, North Carolina for an all cash purchase price of $4,640,000.  The property is 100% net leased to Kmart pursuant to a lease expiring in 2018.  The Company incurred third party acquisition costs of $119,000 during the six months ended June 30, 2013 related to this acquisition.

As a result of this acquisition, the Company recorded an intangible lease asset of $211,000 and an intangible lease liability of $823,000, representing the value of the origination costs and acquired lease.  As of June 30, 2013, the weighted average amortization period for this acquisition is 4.92 years for the intangible lease asset and liability. The Company assessed the fair value of the lease intangible based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 (as defined in Note 12) in the fair value hierarchy. The Company is currently in the process of finalizing the purchase price allocations for the property, as well as for a property purchased in December 2012; therefore, the allocations are preliminary and subject to change.

Acquisitions Subsequent to June 30, 2013

On July 1, 2013, the Company purchased a production, office and distribution facility located in Fort Mill, South Carolina for $15,500,000, which was financed in part by mortgage financing of $9,300,000. The mortgage, which matures in July 2023, bears interest at an effective rate of 4.562% per annum. The property is net leased to Shutterfly, Inc. through 2023.

On July 30, 2013, the Company purchased a restaurant property located in Killeen, Texas in a sales/leaseback transaction for $2,020,000, which was paid in cash. The property is net leased to Texas Land & Cattle Steakhouse through 2025.

On August 1, 2013, the Company purchased a Hooters restaurant property located in Concord, North Carolina for $2,469,000, which was paid in cash. The property is net leased through 2032.

On August 6, 2013, the Company purchased a property operated as an assisted living facility located in Round Rock, Texas (a suburb of Austin, Texas) for $22,800,000, which was financed in part by mortgage financing of $15,275,000. The mortgage, which matures in August 2023, bears interest at an effective rate of 5.375% per annum. The property is net leased to an indirect subsidiary of Harden Healthcare, LLC through 2027.

The aggregate annual base rent at the time of acquisition for these four properties is approximately $3,100,000.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2013 (Continued)

Note 7 - Discontinued Operations

The following summarizes the components of income from discontinued operations applicable to five properties sold during 2012 (dollars in thousands):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Rental income	$543	$1,093
Depreciation and amortization	101	211
Real estate expenses	42	102
Interest expense	117	233
Total expenses	260	546

Income from operations	283	547
Net gain on sales	2,205	2,205

Income from discontinued operations	$2,488	$2,752

Note 8 - Line of Credit

The Company has a $75,000,000 revolving credit facility (“Facility”) with VNB New York Corp., Bank Leumi USA, Israel Discount Bank of New York and Manufacturer’s & Trader’s Trust Company.  The Facility matures March 31, 2015 and provides that the Company pay interest at the greater of (i) 90 day LIBOR plus 3% (3.27% at June 30, 2013) and (ii) 4.75% per annum, and there is an unused facility fee of .25% per annum. At June 30, 2013 and August 2, 2013,   there was no outstanding balance under the facility. The Company was in compliance with all covenants at June 30, 2013.

Note 9 - Common Stock Cash Dividend

On June 13, 2013, the Board of Directors declared a quarterly cash dividend of $.35 per share on the Company’s common stock, totaling $5,435,000. The quarterly dividend was paid on July 2, 2013 to stockholders of record on June 25, 2013.

Note 10 — Shares Issued Through Equity Offering Program

On August 9, 2012, the Company entered into an equity offering sales agreement to sell shares of the Company’s common stock from time to time with an aggregate sales price of up to $50,000,000, through an “at the market” equity offering program.  During the three months ended June 30, 2013, the Company sold 298,194 shares for proceeds of $7,829,000, net of commissions of $79,000, and incurred offering costs of $58,000.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2013 (Continued)

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

On September 14, 2010, the Board of Directors approved a Pay-for-Performance Program under the Company’s 2009 Incentive Plan and awarded 200,000 performance share awards in the form of restricted stock units (the “Units”). The holders of Units are not entitled to dividends or to vote the underlying shares until the Units vest and shares are issued. Accordingly, for financial statement purposes, the shares underlying the Units are not included in the shares shown as outstanding on the balance sheet.  If the defined performance criteria are satisfied in full at June 30, 2017, one share of the Company’s common stock will vest and be issued for each Unit outstanding and a pro-rata portion of the Units will vest and be issued if the performance criteria fall between defined ranges.  In the event that the performance criteria are not satisfied in whole or in part at June 30, 2017, the unvested Units will be forfeited and no shares of the Company’s common stock will be issued for those Units.  No Units were forfeited or vested in the six months ended June 30, 2013.

As of June 30, 2013 and December 31, 2012, there were no options outstanding under the Company’s equity incentive plans.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2013 (Continued)

Note 11 - Stock Based Compensation (Continued)

The following is a summary of the activity of the equity incentive plans (excluding, except as otherwise noted, the 200,000 Units):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Restricted share grants	—	—	112,650	109,450
Average per share grant price	—	—	$21.59	$16.77
Deferred compensation to be recognized over vesting period	—	—	$2,432,000	$1,835,000
Non-vested shares:
Non-vested beginning of period	470,015	408,510	407,460	348,385
Grants	—	—	112,650	109,450
Vested during period	—	—	(50,095)	(49,325)
Forfeitures	—	—	—	—
Non-vested end of period	470,015	408,510	470,015	408,510

Average per share value of non-vested shares (based on grant price)	$14.22	$12.59	$14.22	$12.59

Value of shares vested during the period (based on grant price)	$—	$—	$876,000	$1,208,000

The total charge to operations for all incentive plans, including the 200,000 Units, is as follows:
Outstanding restricted stock grants	$335,000	$260,000	$702,000	$542,000
Outstanding restricted stock units	34,000	24,000	64,000	44,000
Total charge to operations	$369,000	$284,000	$766,000	$586,000

As of June 30, 2013, there were approximately $4,938,000 of total compensation costs related to nonvested awards that have not yet been recognized, including $481,000 related to the Pay-for-Performance Program (net of forfeiture and performance assumptions which are re-evaluated quarterly). These compensation costs will be charged to general and administrative expense over the remaining respective vesting periods. The weighted average vesting period is approximately 3.1 years.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2013 (Continued)

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

At June 30, 2013, the $235,825,000 estimated fair value of the Company’s mortgages payable is more than their carrying value by approximately $7,972,000 assuming a blended market interest rate of 4.5% based on the 8.6 year weighted average remaining term of the mortgages.  At December 31, 2012, the $233,170,000 estimated fair value of the Company’s mortgages payable is more than their carrying value by approximately $7,199,000 assuming a blended market interest rate of 4.8% based on the 9.2 year weighted average remaining term of the mortgages.

The fair value of the Company’s mortgages payable was estimated using unobservable inputs such as available market information and discounted cash flow analysis based on borrowing rates the Company believes it could obtain with similar terms and maturities. These fair value measurements fall within Level 3 of the fair value hierarchy.

Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2013 (Continued)

Note 12 - Fair Value Measurements (Continued)

Financial Instruments Measured at Fair Value

The fair value of the Company’s available-for-sale securities and derivative financial instruments were determined using the following inputs (dollars in thousands):

		Carrying and	Fair Value Measurements Using Fair Value Hierarchy on a Recurring Basis
	As of	Fair Value	Level 1	Level 2
Financial assets:
Available-for-sale securities:	June 30, 2013	$280	$280	$—
Equity securities	December 31, 2012	278	278	—

Derivative financial instruments	June 30, 2013	140	—	140
	December 31, 2012	—	—	—

Financial liabilities:
Derivative financial instruments	June 30, 2013	702		702
	December 31, 2012	1,470	—	1,470

The Company does not currently own any financial instruments that are classified as Level 3.

Available-for-sale securities

At June 30, 2013, the Company’s available-for-sale securities are as follows: (i) a $260,000 investment in BRT Realty Trust and (ii) a $20,000 investment in other equity securities (included in other assets on the balance sheet). The aggregate cost of these securities was $138,000 and unrealized gains on such securities were $142,000. Such unrealized gains were included in accumulated other comprehensive loss on the balance sheet.  Fair values are approximated on current market quotes from financial sources that track such securities.

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

June 30, 2013 (Continued)

Note 12 - Fair Value Measurements (Continued)

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparty.  As of June 30, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

As of June 30, 2013, the Company had entered into eight interest rate derivatives related to eight outstanding mortgage loans, all interest rate swaps, with an approximate aggregate $36,217,000 notional amount and a weighted average maturity of 4.7 years.  Such interest rate swaps, all of which were designated as cash flow hedges, converted Libor based variable rate mortgages to fixed annual rate mortgages with interest rates ranging from 3.55% to 6.5% (weighted average interest rate of 4.9%). The fair value of the Company’s derivatives designated as hedging instruments in asset and liability positions, respectively, reflected as other assets or other liabilities on the consolidated balance sheets were $140,000 and $702,000 at June 30, 2013 and $0 and $1,470,000 at December 31, 2012.

Two of the Company’s unconsolidated joint ventures, in which a wholly owned subsidiary of the Company is a 50% partner, had a $3,838,000 interest rate derivative outstanding at June 30, 2013. The interest rate derivative, which was entered into in March 2011, has an interest rate of 5.81% and matures in April 2018.

The following table presents the effect of the Company’s derivative financial instruments on the statement of income for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated
Amount of gain (loss) recognized on derivatives in Other comprehensive (loss)	$574	$(533)	$600	$(650)
Amount of (loss) reclassification from Accumulated other comprehensive (loss) into Interest expense	(156)	(132)	(308)	(238)

Joint Ventures (Company’s share)
Amount of gain (loss) recognized on derivative in Other comprehensive (loss)	$37	$(49)	$33	$(52)
Amount of (loss) reclassification from Accumulated other comprehensive (loss) into Equity in earnings of unconsolidated joint ventures	(14)	(14)	(28)	(28)

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2013 (Continued)

Note 12 - Fair Value Measurements (Continued)

No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges for the three and six months ended June 30, 2013 and 2012.  During the twelve months ending June 30, 2014, the Company estimates an additional $604,000 will be reclassified from other comprehensive income as an increase to interest expense.

As of June 30, 2013, the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivatives contracts.  Additionally, based on the rates in effect as of June 30, 2013, if a counterparty were to default, the Company would receive a net interest benefit.

The derivative agreements in effect at June 30, 2013 provide that if the wholly owned subsidiary of the Company which is a party to the agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to one of the derivative agreements and if the subsidiary defaults on the loan subject to such agreement and if there are swap breakage losses on account of the derivative being terminated early, the Company could be held liable for interest rate swap breakage losses, if any.

As of June 30, 2013, the fair value of the derivatives in a liability position, including accrued interest, and excluding any adjustments for nonperformance risk, was approximately $757,000.  In the unlikely event that the Company breaches any of the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $757,000.

Note 13 - New Accounting Pronouncement

Effective January 1, 2013, the Company adopted ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income which the FASB issued in February 2013. The standard requires an entity to present information about significant items reclassified out of accumulated other comprehensive income by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to financial statements. The guidance was effective for calendar year-end public companies beginning in the first quarter of 2013 with application on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or disclosures.

 Note 14 - Subsequent Events

Subsequent events have been evaluated and except as disclosed in Note 6 (Real Estate Acquisitions), there were no other events relative to our consolidated financial statements that require additional disclosure.

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

Overview

We are a self-administered and self-managed real estate investment trust, organized in Maryland in 1982.  We acquire, own and manage a geographically diversified portfolio of retail industrial, health and fitness, office, flex, and other properties, a substantial portion of which are under long-term net leases.  As of June 30, 2013, we owned 94 properties and our unconsolidated joint ventures owned five properties.  The 99 properties are located in 28 states. Our occupancy rate at June 30, 2013, based on square footage, was approximately 99.5%.

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

Results of Operations

The following table compares revenues and operating expenses of continuing operations for the periods indicated:

	Three Months Ended June 30,		Increase	%	Six Months Ended June 30,		Increase	%
(Dollars in thousands)	2013	2012	(Decrease)	Change	2013	2012	(Decrease)	Change
Revenues:
Rental income	$12,227	$11,102	$1,125	10.1%	$24,329	$21,860	$2,469	11.3%

Operating expenses:
Depreciation and amortization	2,717	2,410	307	12.7	5,386	4,753	633	13.3
General and administrative	1,944	1,749	195	11.1	3,904	3,590	314	8.7
Federal excise and state taxes	184	47	137	291.5	226	96	130	135.4
Real estate acquisition costs	126	123	3	2.4	278	166	112	67.5
Real estate expenses	751	677	74	10.9	1,524	1,299	225	17.3
Leasehold rent	77	77	—	—	154	154	—	—
Total operating expenses	5,799	5,083	716	14.1	11,472	10,058	1,414	14.1

Operating income	$6,428	$6,019	$409	6.8	$12,857	$11,802	$1,055	8.9

Revenues

Rental income.  The increase is due to rental income of $935,000 and $1,937,000 earned during the three and six months ended June 30, 2013, respectively, from properties  acquired in 2012 and 2013 (i.e. for the three months ended June 30, 2013, the eight properties acquired since May 2012 and for the six months ended June 30, 2013, the twelve properties acquired since February 2012) and real estate tax and expense reimbursements from tenants (primarily from six properties acquired since February 2012) of $154,000 and $313,000, respectively. The six months ended June 30, 2013 also includes an increase of $169,000 from a property purchased in late 2011, and for which rent commenced in March 2012.

Operating Expenses

Depreciation and amortization.  Approximately $263,000 and $540,000 of the increase for the three and six months ended June 30, 2013, is due to depreciation expense on the properties we acquired in 2012 and 2013, as described above, and the balance of the increase is substantially due to depreciation on improvements to properties.

General and administrative expenses.  Contributing to the increase in the three and six months ended June 30, 2013 were increases of (i) $86,000 and $180,000, respectively, in non-cash compensation expense primarily related to the increase in the number of restricted stock awards granted and the higher fair value of such awards at the time of grant and (ii) $59,000 and $106,000, respectively, in payroll and payroll related expenses due to additional employees and higher compensation levels.

Federal excise and state taxes.  During the three and six months ended June 30, 2013, we recorded a $126,000 accrual of Federal excise tax which is based on taxable income generated but not yet distributed. There was no comparable expense in the corresponding prior year periods.

Real estate acquisition costs.  These costs, which include acquisition fees, legal and other transactional costs and expenses, increased in the six months ended June 30, 2013 primarily in connection with the acquisition of properties in March and July 2013, as well as fees and transaction costs related to potential purchases of properties.

Real estate expenses.  The increases are related primarily to properties we acquired in 2012 and 2013.

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Three Months Ended June 30,		Increase	%	Six Months Ended June 30,		Increase	%
(Dollars in thousands)	2013	2012	(Decrease)	Change	2013	2012	(Decrease)	Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$57	$534	$(477)	(89.3)%	$391	$748	$(357)	(47.7)%
Gain on disposition of real estate — unconsolidated joint venture	2,807	—	2,807	n/a	2,807	—	2,807	n/a
Gain on sale — unconsolidated joint venture interest	1,898	—	1,898	n/a	1,898	—	1,898	n/a
Other income	11	209	(198)	(94.7)	80	223	(143)	(64.1)
Interest:
Expense	(3,223)	(3,308)	(85)	(2.6)	(6,393)	(6,492)	(99)	(1.5)
Amortization of deferred financing costs	(226)	(188)	38	20.2	(439)	(373)	66	17.7
Gain on sale of real estate	—	—	—	n/a	—	319	(319)	100.0

Equity in earnings of unconsolidated joint ventures. The decreases are attributable substantially to the following factors: (i) the sale on May 31, 2013 of a property owned by us and another entity as tenants-in-common resulting in decreases of $228,000 and $221,000 in the three and six months ended June 30, 2013, respectively, including a $148,000 mortgage prepayment penalty incurred as a result of the sale, and (ii) the inclusion in the corresponding 2012 periods of our share of the net settlement entered into in May 2012 with a former tenant which accounted for $233,000 of the decrease for the three and six months ended June 30, 2013. These decreases were partially offset in the six months ended June 30, 2013 by an increase of $111,000 in the net operating income derived from our Plano, Texas joint venture resulting from an increase in overage rental income received in 2013 and the inclusion in 2012 of real estate acquisition costs.

Gain on disposition of real estate — unconsolidated joint venture. In May 2013, we sold a tenant-in-common property and recorded a gain of $2,807,000.

Gain on sale — unconsolidated joint venture interest. In April 2013, we sold our 90% equity interest in our Plano, Texas unconsolidated joint venture to our partner and recorded a gain of $1,898,000.

Other income. The three and six months ended June 30, 2012 include a $199,000 recovery from an insurance claim.

Interest expense.  The following table details interest expense for the periods indicated:

	Three Months Ended June 30,		Increase	%	Six Months Ended June 30,		Increase	%
(Dollars in thousands)	2013	2012	(Decrease)	Change	2013	2012	(Decrease)	Change
Interest expense:
Credit line interest	$51	$300	$(249)	(83.0)%	$103	$571	$(468)	(82.0)%
Mortgage interest	3,172	3,008	164	5.5	6,290	5,921	369	6.2
Total	$3,223	$3,308	$(85)	(2.6)	$6,393	$6,492	$(99)	(1.5)

Credit line interest

Substantially all of the decrease is due to the $19.6 million and $19.8 million decrease in the weighted average balance outstanding under our line of credit in the three and six months ended June 30, 2013. The weighted average balance decreased due to repayments with proceeds from the financing of several properties in 2012 and 2013 and from the use of a portion of the proceeds from the sale of four properties in 2012 and 2013.

Mortgage interest

The following table reflects the interest rate on our mortgage debt and principal amount of outstanding mortgage debt, in each case on a weighted average basis:

	Three Months Ended June 30,		Increase	%	Six Months Ended June 30,		Increase	%
(Dollars in thousands)	2013	2012	(Decrease)	Change	2013	2012	(Decrease)	Change
Interest rate on mortgage debt	5.60%	5.97%	(.37)%	(6.2)%	5.56%	6.02%	(.46)%	(7.6)%
Principal amount of mortgage debt	$226,515	$201,533	$24,982	12.4%	$226,062	$196,891	$29,171	14.8%

The increases of $164,000 and $369,000 in mortgage interest expense for the three and six months ended June 30, 2013 are due to the increases in the weighted average amount of mortgage debt outstanding, partially offset by a decrease in the weighted average interest rate on outstanding mortgage debt. The increase in the weighted average balance outstanding is due to the incurrence of mortgage debt of $25.8 million in connection with properties acquired in 2012 and 2013 and the financing or refinancing of $22.0 million, net of refinanced amounts, in connection with properties acquired in prior years. The decrease in the weighted average interest rate is due to the financing (including financings effectuated in connection with acquisitions) or refinancing in 2012 and 2013 of $78.4 million of gross new mortgage debt with a weighted average interest rate of approximately 4.6%.

Gain on sale of real estate. In February 2012, we contributed our Plano, Texas property to an unconsolidated joint venture in exchange for a 90% interest therein and our joint venture partner contributed $1.5 million for a 10% interest therein and we realized a gain of $319,000.

Discontinued operations. Discontinued operations for the three and six months ended June 30, 2012 includes the income from operations of five properties sold in 2012.  There was no such income for the three and six months ended June 30, 2013.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our revolving credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of our equity securities and property sales.  Our available liquidity at August 7, 2013, after purchasing four properties subsequent to June 30, 2013, was approximately $94.6 million, including $19.6 million of cash and cash equivalents and $75 million, subject to maintenance of required deposit balances, available under our revolving line of credit.

Liquidity and Financing

We expect to meet substantially all of our operating cash requirements (including dividend payments) from cash flow from operations. To the extent that cash flow from operations is not adequate to cover all of our operating needs, we will be required to use our available cash and cash equivalents or draw on our credit line (to the extent permitted).

At June 30, 2013, excluding mortgage indebtedness of our unconsolidated joint ventures, we had 47 outstanding mortgages payable secured by 69 properties, in aggregate principal amount of approximately $227.9 million. These mortgages represent first liens on individual real estate investments with an aggregatemn carrying value of approximately $389.9 million, before accumulated depreciation of $54 million. After giving effect to interest rate swap agreements and excluding variable rate debt on one property, the mortgage payments bear interest at fixed rates ranging from 3.13% to 8.8% (a 5.25% weighted average interest rate) and mature between 2013 and 2037.

The following table sets forth, as of June 30, 2013, information with respect to our mortgage debt (excluding mortgage debt of our unconsolidated joint ventures and excluding the mortgages incurred in connection with the two acquisitions completed subsequent to June 30, 2013), that is payable from July 1, 2013 through December 31, 2015:

(Dollars in thousands)	Total	2013	2014	2015

Amortization payments	$15,865	$3,103	$6,730	$6,032
Principal due at maturity	37,970	1,879	28,637	7,454
Total	$53,835	$4,982	$35,367	$13,486

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

The terms of our revolving credit facility include certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At June 30, 2013, we were in compliance in all material respects with the covenants under this facility.

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

At June 30, 2013, we had nine interest rate swap agreements outstanding (including one held by two of our unconsolidated joint ventures). The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of June 30, 2013, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and net unrealized gain on derivative instruments would have increased by approximately $1.52 million.  If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and net unrealized gain on derivative instruments would have decreased by approximately $1.37 million. These changes would not have any impact on our net income or cash.

Our mortgage debt, after giving effect to the interest rate swap agreements and excluding a $6.07 million mortgage maturing in 2022, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages. As of June 30, 2013, if there had been an increase of 100 basis points on the $6.07 million mortgage debt, interest expense would have increased by approximately $31,000 and a decrease of 100 basis points would have decreased interest expense by approximately $6,000.

Our credit facility is a revolving variable rate facility which is sensitive to interest rates. Under current market conditions, we do not believe that our risk of material potential losses in future earnings, fair values and/or cash flows from near-term changes in market rates that we consider reasonably possible is likely.  We assessed the market risk for our revolving credit facility and believe that there is no foreseeable market risk because interest is charged at the greater of (i) 90 day LIBOR plus 3% and (ii) 4.75% per annum. At June 30, 2013, 90 day LIBOR plus 3% was approximately 3.27%; therefore, an increase or decrease of 100 basis points on this interest rate would not have any impact on the interest expense related to this facility.

Item 4.  Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the six months ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 5.  Other Information

On July 1, 2013, we purchased a production, office and distribution facility located in Fort Mill, South Carolina for $15,500,000, which was financed in part by mortgage financing of $9,300,000. The mortgage, which matures in July 2023, bears interest at an effective rate of 4.562% per annum. The property is net leased to Shutterfly, Inc. through 2023.

On July 30, 2013, we purchased a restaurant property located in Killeen, Texas in a sales/leaseback transaction for $2,020,000, which was paid in cash. The property is net leased to Texas Land & Cattle Steakhouse through 2025.

On August 1, 2013, we purchased a Hooters restaurant property located in Concord, North Carolina for $2,469,000, which was paid in cash. The property is net leased through 2032.

On August 6, 2013, we purchased a property operated as an assisted living facility located in Round Rock, Texas (a suburb of Austin, Texas) for $22,800,000, which was financed in part by mortgage financing of $15,275,000. The mortgage, which matures in August 2023, bears interest at an effective rate of 5.375% per annum. The property is net leased to an indirect subsidiary of Harden Healthcare, LLC through 2027, which has guaranteed the tenant’s obligations under the lease.

The aggregate annual base rent at the time of acquisition for these four properties is approximately $ 3,100,000.

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

One Liberty Properties, Inc.
(Registrant)

Date: August 8, 2013	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: August 8, 2013	/s/ David W. Kalish
David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)