Form 10-Q
period 2013-09-30
ONE LIBERTY PROPERTIES INC
filed 2013-11-12
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC   20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

As of November 4, 2013, the registrant had 15,645,646 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Real estate investments, at cost
Land	$153,513	$138,152
Buildings and improvements	414,901	335,189
Total real estate investments, at cost	568,414	473,341
Less accumulated depreciation	70,059	62,816
Real estate investments, net	498,355	410,525

Investment in unconsolidated joint ventures	4,984	19,485
Cash and cash equivalents	18,903	14,577
Unbilled rent receivable	13,380	12,629
Unamortized intangible lease assets	25,432	16,491
Escrow, deposits and other assets and receivables	5,015	3,741
Investment in BRT Realty Trust at market (related party)	266	241
Unamortized deferred financing costs	3,294	3,477

Total assets	$569,629	$481,166

Liabilities and Equity
Liabilities:
Mortgages payable	$276,805	$225,971
Line of credit	23,500	—
Dividends payable	5,447	5,252
Accrued expenses and other liabilities	8,554	6,584
Unamortized intangible lease liabilities	6,416	5,300

Total liabilities	320,722	243,107

Commitments and contingencies	—	—

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized; 15,102 and 14,598 shares issued and outstanding	15,102	14,598
Paid-in capital	207,703	196,107
Accumulated other comprehensive loss	(1,246)	(1,578)
Accumulated undistributed net income	26,203	28,001
Total One Liberty Properties, Inc. stockholders’ equity	247,762	237,128
Non-controlling interests in joint ventures	1,145	931

Total equity	248,907	238,059

Total liabilities and equity	$569,629	$481,166

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rental income, net	$13,214	$11,333	$37,542	$33,193

Operating expenses:
Depreciation and amortization	3,019	2,426	8,406	7,179
General and administrative (including $572, $572, $1,716 and $1,716, respectively, to related party)	1,938	1,873	5,841	5,463
Federal excise and state taxes	(7)	38	218	135
Real estate expenses (including $150, $150, $450 and $450, respectively, to related party)	851	640	2,375	1,939
Leasehold rent	77	77	231	231
Real estate acquisition costs	544	93	822	259
Total operating expenses	6,422	5,147	17,893	15,206

Operating income	6,792	6,186	19,649	17,987
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	122	268	513	1,015
Gain on disposition of real estate - unconsolidated joint venture	—	—	2,807	—
Gain on sale - unconsolidated joint venture interest	—	—	1,898	—
Other income	10	6	89	230
Interest:
Expense	(3,473)	(3,261)	(9,865)	(9,753)
Amortization of deferred financing costs	(223)	(198)	(662)	(570)
Gain on sale of real estate	—	—	—	319
Income from continuing operations	3,228	3,001	14,429	9,228

Discontinued operations:
Income from operations	—	369	—	917
Net gain on sales	—	15,050	—	17,254
Income from discontinued operations	—	15,419	—	18,171

Net income	3,228	18,420	14,429	27,399
Less net income attributable to non-controlling interests	(17)	(6)	(32)	(13)

Net income attributable to One Liberty Properties, Inc.	$3,211	$18,414	$14,397	$27,386

Continued on next page

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited) (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Weighted average number of common shares outstanding:
Basic	15,093	14,443	14,871	14,370
Diluted	15,193	14,543	14,971	14,470

Per common share attributable to common stockholders — basic:
Income from continuing operations	$.20	$.20	$.93	$.62
Income from discontinued operations	—	1.04	—	1.23
	$.20	$1.24	$.93	$1.85
Per common share attributable to common stockholders — diluted:
Income from continuing operations	$.20	$.20	$.93	$.62
Income from discontinued operations	—	1.03	—	1.22
	$.20	$1.23	$.93	$1.84

Cash distributions declared per share of common stock	$.35	$.33	$1.05	$.99

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$3,228	$18,420	$14,429	$27,399

Other comprehensive gain
Net unrealized gain (loss) on available-for-sale securities	7	(1)	52	10
Net unrealized (loss) gain on derivative instruments	(688)	(118)	220	(530)
One Liberty Property’s share of joint venture net unrealized (loss) gain on derivative instruments	(1)	(11)	60	(36)
Other comprehensive (loss) gain	(682)	(130)	332	(556)

Comprehensive income	2,546	18,290	14,761	26,843
Less: comprehensive income attributable to non-controlling interests	(17)	(6)	(32)	(13)

Comprehensive income attributable to One Liberty Properties, Inc.	$2,529	$18,284	$14,729	$26,830

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the nine month period ended September 30, 2013 (Unaudited)

and the year ended December 31, 2012

(Amounts in Thousands, Except Per Share Data)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Undistributed Net Income	Non- Controlling Interests in Joint Ventures	Total

Balances, January 1, 2012	$14,213	$189,486	$(1,019)	$15,605	$662	$218,947

Distributions - common stock Cash - $1.34 per share	—	—	—	(19,924)	—	(19,924)
Shares issued through equity offering program — net	121	2,010	—	—	—	2,131
Shares issued through dividend reinvestment plan	215	3,437	—	—	—	3,652
Contribution from non-controlling interest	—	—	—	—	571	571
Distributions to non-controlling interest	—	—	—	—	(290)	(290)
Restricted stock vesting	49	(49)	—	—	—	—
Compensation expense - restricted stock	—	1,223	—	—	—	1,223
Net income (loss)	—	—	—	32,320	(12)	32,308
Other comprehensive (loss)	—	—	(559)	—	—	(559)

Balances, December 31, 2012	14,598	196,107	(1,578)	28,001	931	238,059

Distributions - common stock Cash - $1.05 per share	—	—	—	(16,195)	—	(16,195)
Shares issued through equity offering program — net	308	7,654	—	—	—	7,962
Shares issued through dividend reinvestment plan	146	2,860	—	—	—	3,006
Contribution from non-controlling interest	—	—	—	—	481	481
Distributions to non-controlling interest	—	—	—	—	(299)	(299)
Restricted stock vesting	50	(50)	—	—	—	—
Compensation expense - restricted stock	—	1,132	—	—	—	1,132
Net income	—	—	—	14,397	32	14,429
Other comprehensive income	—	—	332	—	—	332

Balances, September 30, 2013	$15,102	$207,703	$(1,246)	$26,203	$1,145	$248,907

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$14,429	$27,399
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition-real estate held by unconsolidated joint venture	(2,807)	—
Gain on sale-unconsolidated joint venture interest	(1,898)	—
Gain on sales of real estate	—	(17,573)
Gain on sale of available-for-sale securities	(6)	(9)
Increase in rental income from straight-lining of rent	(751)	(1,046)
Increase in rental income resulting from bad debt recovery, net	—	(116)
Increase in rental income from amortization of intangibles relating to leases	(99)	3
Amortization of restricted stock expense	1,132	909
Equity in earnings of unconsolidated joint ventures	(513)	(1,015)
Distributions of earnings from unconsolidated joint ventures	968	730
Depreciation and amortization	8,406	7,429
Amortization and write off of financing costs	662	594
Changes in assets and liabilities:
Increase in escrow, deposits, other assets and receivables	(1,104)	(1,604)
Increase (decrease) in accrued expenses and other liabilities	1,111	(611)
Net cash provided by operating activities	19,530	15,090

Cash flows from investing activities:
Purchase of real estate	(101,314)	(14,181)
Improvements to real estate	(1,680)	(2,800)
Distributions of return of capital from unconsolidated joint ventures	5,397	95
Net proceeds from sale of real estate	—	24,823
Net proceeds from disposition of unconsolidated joint venture interest	13,444	—
Payment of leasing commissions	(122)	(322)
Net proceeds from sale of available-for-sale securities	19	369
Net cash (used in) provided by investing activities	(84,256)	7,984

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(4,859)	(4,088)
Repayment of mortgages payable	(4,708)	(29,758)
Proceeds from mortgage financings	60,401	38,818
Proceeds from sale of common stock, net	7,962	2,153
Proceeds from bank line of credit	27,000	9,300
Repayment on bank line of credit	(3,500)	(22,950)
Issuance of shares through dividend reinvestment plan	3,006	2,520
Payment of financing costs	(434)	(1,560)
Capital contributions from non-controlling interests	481	93
Distribution to non-controlling interests	(299)	(290)
Cash distributions to common stockholders	(15,998)	(14,546)
Net cash provided by (used in) financing activities	69,052	(20,308)

Net increase in cash and cash equivalents	4,326	2,766
Cash and cash equivalents at beginning of period	14,577	12,668
Cash and cash equivalents at end of period	$18,903	$15,434

Continued on next page

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

	Nine Months Ended September 30,
	2013	2012
Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$9,738	$10,018

Supplemental schedule of non-cash investing and financing activities:
Contribution of property to unconsolidated joint venture	—	11,734
Purchase accounting allocation - intangible lease assets	10,333	3,487
Purchase accounting allocation - intangible lease liabilities	1,544	11

See accompanying notes to consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013

Note 1 - Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland.  OLP is a self-administered and self-managed real estate investment trust (“REIT”).  OLP acquires, owns and manages a geographically diversified portfolio of retail, industrial, flex, office, health and fitness and other properties, a substantial portion of which are subject to long-term net leases.  As of September 30, 2013, OLP owned 107 properties, including five properties owned by consolidated joint ventures and five properties owned by unconsolidated joint ventures. The 107 properties are located in 29 states.

Note 2 - Basis of Preparation

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

September 30, 2013 (Continued)

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

Reclassification

Certain amounts reported in previous consolidated financial statements for the three and nine months ended September 30, 2012 have been reclassified in the accompanying consolidated financial statements to conform to the current period’s presentation, primarily to reclassify the operations of a property that was sold in December 2012 to discontinued operations. In addition, the operations of the Company’s tenant-in-common interest were reclassified for the three and nine months ended September 30, 2012.  The reclassification transfers the tenant-in-common interest related amounts recorded in certain line items on the income statement (rental income, depreciation and amortization, real estate expenses, mortgage interest expense and amortization of deferred financing costs) to equity in earnings of unconsolidated joint ventures. This tenant-in-common interest was sold in May 2013.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013 (Continued)

Note 2 - Basis of Preparation (Continued)

Additionally, the accompanying income statements include the reclassification of state tax expense in the three and nine months ended September 30, 2012 from general and administrative expense to federal excise and state taxes to conform to the current year’s presentation.

None of the reclassifications had an effect on net income or stockholders’ equity.

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

Diluted earnings per share reflects the potential dilution that could occur if securities or other rights exercisable for, or convertible into, common stock were exercised or converted or otherwise resulted in the issuance of common stock that shared in the earnings of the Company.  For the three and nine months ended September 30, 2013 and 2012, the diluted weighted average number of common shares includes 100,000 shares (of an aggregate of 200,000 shares) of common stock underlying the restricted stock units awarded pursuant to the Pay-For-Performance Program.  These 100,000 shares may vest upon satisfaction of the total stockholder return metric. The number of shares that would be issued pursuant to this metric is based on the market price and dividends paid as of the end of each quarterly period assuming the end of that quarterly period was the end of the vesting period.  The remaining 100,000 shares of common stock underlying the restricted stock units awarded under the Pay-For-Performance Program are not included during the three and nine months ended September 30, 2013 and 2012, as they did not meet the return on capital performance metric during such periods.

There were no options outstanding to purchase shares of common stock or other rights exercisable for, or convertible into, common stock during the nine months ended September 30, 2013 and 2012.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013 (Continued)

Note 3 - Earnings Per Common Share (Continued)

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Numerator for basic and diluted earnings per share:

Income from continuing operations	$3,228	$3,001	$14,429	$9,228
Less net income attributable to noncontrolling interests	(17)	(6)	(32)	(13)
Less earnings allocated to unvested shares	(165)	—	(494)	—
Income from continuing operations available for common stockholders	3,046	2,995	13,903	9,215
Discontinued operations	—	15,419	—	18,171
Net income available for common stockholders, basic and diluted	$3,046	$18,414	$13,903	$27,386

Denominator for basic earnings per share:
- weighted average common shares	15,093	14,443	14,871	14,370
- weighted average unvested restricted stock shares	—	408	—	412
	15,093	14,851	14,871	14,782
Effect of diluted securities:
- restricted stock units awarded under Pay-for-Performance program	100	100	100	100
Denominator for diluted earnings per share
- weighted average shares	15,193	14,951	14,971	14,882

Earnings per common share, basic	$.20	$1.24	$.93	$1.85
Earnings per common share, diluted	$.20	$1.23	$.93	$1.84

Amounts attributable to One Liberty Properties, Inc. common stockholders, net of noncontrolling interests:
Income from continuing operations	$3,211	$2,995	$14,397	$9,215
Income from discontinued operations	—	15,419	—	18,171

Net income attributable to One Liberty Properties, Inc.	$3,211	$18,414	$14,397	$27,386

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013 (Continued)

Note 4 - Real Estate Acquisitions

The following chart details the Company’s real estate acquisitions during the nine months ended September 30, 2013 (amounts in thousands):

Description of Property	Date Acquired	Contract Purchase Price	Terms of Payment	Third Party Real Estate Acquisition Costs (a)
Kmart retail store,
Clemmons, North Carolina (b)	March 22, 2013	$4,640	All cash	$119

Shutterfly flex facility
Fort Mill, South Carolina	July 1, 2013	15,500	Cash and $9,300 mortgage (c)	118

Texas Land & Cattle restaurant
Killeen, Texas	July 30, 2013	2,020	All cash	43

Hooters restaurant
Concord, North Carolina	August 1, 2013	2,469	All cash	13

TRISUN Health Care - assisted living facility
Round Rock, Texas	August 6, 2013	22,800	Cash and $15,275 mortgage (d)	288

Hooters restaurant
Myrtle Beach, South Carolina	September 3, 2013	2,635	All cash	31

Joe’s Crab Shack restaurant
Ann Arbor, Michigan	September 12, 2013	2,980	All cash	28

FedEx Express facility
Indianapolis, Indiana	September 13, 2013	9,270	All cash	31

Northern Tool & Equipment distribution facility
Fort Mill, South Carolina	September 18, 2013	39,195	Cash and $27,300 mortgage (e)	84

Other (f)		—		67
Totals		$101,509		$822

(a)   Included as an expense in the accompanying consolidated statements of income.

(b)   Owned by a consolidated joint venture in which the Company has a 90% interest.

(c)    The mortgage bears interest at 4.562% per annum and matures July 1, 2023.

(d)   The mortgage bears interest at 5.375% per annum and matures August 6, 2023.

(e)    The mortgage bears interest at 4.875% per annum and matures April 1, 2029.

(f)     Costs incurred for potential acquisitions and properties purchased in 2012.

All the properties purchased by the Company in 2013 are 100% occupied and, except for the Northern Tool property which is jointly leased by two companies under common ownership, are each leased by a single tenant pursuant to a long term net lease.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013 (Continued)

Note 4 - Real Estate Acquisitions (Continued)

As a result of these acquisitions, the Company recorded intangible lease assets of $11,307,000 and intangible lease liabilities of $1,510,000, representing the value of the origination costs and acquired leases.  As of September 30, 2013, the weighted average amortization period for these acquisitions is 13.6 years for the intangible lease assets and 8.0 years for the intangible lease liabilities. The Company assessed the fair value of the lease intangibles based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 (as defined in Note 12) in the fair value hierarchy. The Company is currently in the process of finalizing the purchase price allocations for these properties; therefore, these allocations are preliminary and subject to change.

Note 5 - Investment in Unconsolidated Joint Ventures

At September 30, 2013 and December 31, 2012, the Company had investments in five and seven unconsolidated joint ventures, respectively, each of which owned and operated one property. The Company’s equity investment in such unconsolidated joint ventures totaled $4,984,000 and $19,485,000, respectively. In addition to the $4,705,000 gain on sale of the two properties in 2013 described below, the Company recorded equity in earnings of $513,000 and $1,015,000 for the nine months ended September 30, 2013 and 2012, respectively, and $122,000 and $268,000 for the three months ended September 30, 2013 and 2012, respectively.

In February 2012, the Company entered into a joint venture with an affiliate of Trammell Crow Company pursuant to which the Company contributed a property located in Plano, Texas to the joint venture in exchange for a 90% equity interest therein, and Trammell Crow contributed $1,500,000 in exchange for a 10% equity interest therein which resulted in a $319,000 gain to the Company.  In February 2013, Trammell Crow exercised its right to purchase the Company’s 90% equity interest in the unconsolidated joint venture for $13,500,000. The sale was completed on April 16, 2013 and the Company recorded a gain of $1,898,000.

In May 2013, a property located in Los Angeles, California and owned by the Company and another entity as tenants-in-common, accounted for as an unconsolidated joint venture, was sold for $25,000,000, of which our share was $12,500,000. The Company recorded a $2,807,000 gain on this sale in the nine months ended September 30, 2013 and incurred its $148,000 share of the related mortgage prepayment penalty. The Company received net proceeds of $4,630,000 from the sale transaction.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013 (Continued)

Note 6 - Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments.  If the financial condition of a specific tenant were to deteriorate resulting in an impairment of its ability to make payments, additional allowances may be required.  At December 31, 2012, the balance in allowance for doubtful accounts was $132,000, recorded as a reduction to accounts receivable. At September 30, 2013, there was no balance in allowance for doubtful accounts.  The Company records bad debt expense as a reduction of rental income. For the three and nine months ended September 30, 2012, the Company recorded bad debt expense of $16,000 and $56,000, respectively, in income from continuing operations and net recoveries of previously recognized bad debt expense of $116,000 and $173,000, respectively, in discontinued operations as a result of collections in the nine months ended September 30, 2012 from one tenant.  For the three and nine months ended September 30, 2013, the Company did not incur any bad debt expense.

Note 7 - Discontinued Operations

The following summarizes the components of income from discontinued operations applicable to five properties sold during 2012 (dollars in thousands):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012

Rental income	$507	$1,600

Depreciation and amortization	38	249
Real estate expenses	—	102
Interest expense	100	332
Total expenses	138	683

Income from operations	369	917
Net gain on sales	15,050	17,254

Income from discontinued operations	$15,419	$18,171

Note 8 - Line of Credit

The Company has a $75,000,000 revolving credit facility with Manufacturer’s & Trader’s Trust Company, VNB New York Corp., Bank Leumi USA and Israel Discount Bank of New York.  This facility matures March 31, 2015 and provides that the Company pay interest at the greater of (i) 90 day LIBOR plus 3% (3.25% at September 30, 2013) and (ii) 4.75% per annum, and there is an unused facility fee of .25% per annum. At September 30, 2013 and November 4, 2013, there were outstanding balances of $23,500,000 and $20,500,000, respectively, under the facility. The Company was in compliance with all covenants at September 30, 2013.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013 (Continued)

Note 9 - Common Stock Cash Dividend

On September 10, 2013, the Board of Directors declared a quarterly cash dividend of $.35 per share on the Company’s common stock, totaling $5,447,000. The quarterly dividend was paid on October 4, 2013 to stockholders of record on September 25, 2013.

Note 10 — Shares Issued Through Equity Offering Program

On August 9, 2012, the Company entered into an equity offering sales agreement to sell shares of the Company’s common stock from time to time with an aggregate sales price of up to $50,000,000, through an “at the market” equity offering program.  During the nine months ended September 30, 2013, the Company sold 307,727 shares for proceeds of $8,037,000, net of commissions of $81,000, and incurred offering costs of $75,000. Subsequent to September 30, 2013 and through November 4, 2013, the Company sold 10,203 shares for proceeds of $219,000, net of commissions of $2,000.

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

On September 14, 2010, the Board of Directors approved a Pay-for-Performance Program under the Company’s 2009 Incentive Plan and awarded 200,000 performance share awards in the form of restricted stock units (the “Units”). The holders of Units are not entitled to dividends or to vote the underlying shares until the Units vest and shares are issued. Accordingly, for financial statement purposes, the shares underlying the Units are not included in the shares shown as outstanding on the balance sheet.  If the defined performance criteria are satisfied in full at June 30, 2017, one share of the Company’s common stock will vest and be issued for each Unit outstanding and a pro-rata portion of the Units will vest and be issued if the performance criteria fall between defined ranges.  In the event that the performance criteria are not satisfied in whole or in part at June 30, 2017, the unvested Units will be forfeited and no shares of the Company’s common stock will be issued for those Units.  No Units were forfeited or vested in the nine months ended September 30, 2013.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013 (Continued)

Note 11 - Stock Based Compensation (Continued)

As of September 30, 2013 and December 31, 2012, there were no options outstanding under the Company’s equity incentive plans.

The following is a summary of the activity of the equity incentive plans (excluding, except as otherwise noted, the 200,000 Units):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Restricted share grants	—	—	112,650	109,450
Average per share grant price	—	—	$21.59	$16.77
Deferred compensation to be recognized over vesting period	—	—	$2,432,000	$1,835,000
Non-vested shares:
Non-vested beginning of period	470,015	408,510	407,460	348,385
Grants	—	—	112,650	109,450
Vested during period	—	—	(50,095)	(49,325)
Forfeitures	—	(1,050)	—	(1,050)
Non-vested end of period	470,015	407,460	470,015	407,460

Average per share value of non-vested shares (based on grant price)	$14.22	$12.59	$14.22	$12.59

Value of shares vested during the period (based on grant price)	$—	$—	$876,000	$1,208,000

The total charge to operations for all incentive plans, including the 200,000 Units, is as follows:
Outstanding restricted stock grants	$335,000	$250,000	$1,037,000	$792,000
Outstanding restricted stock units	31,000	73,000	95,000	117,000
Total charge to operations	$366,000	$323,000	$1,132,000	$909,000

As of September 30, 2013, there were approximately $4,580,000 of total compensation costs related to nonvested awards that have not yet been recognized, including $459,000 related to the Pay-for-Performance Program (net of forfeiture and performance assumptions which are re-evaluated quarterly). These compensation costs will be charged to general and administrative expense over the remaining respective vesting periods. The weighted average vesting period is approximately 2.8 years.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013 (Continued)

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

At September 30, 2013, the $279,852,000 estimated fair value of the Company’s mortgages payable is more than their carrying value by approximately $3,047,000 assuming a blended market interest rate of 5.0% based on the 9.3 year weighted average remaining term of the mortgages.  At December 31, 2012, the $233,170,000 estimated fair value of the Company’s mortgages payable is more than their carrying value by approximately $7,199,000 assuming a blended market interest rate of 4.8% based on the 9.2 year weighted average remaining term of the mortgages.

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

September 30, 2013 (Continued)

Note 12 - Fair Value Measurements (Continued)

Financial Instruments Measured at Fair Value

The fair value of the Company’s available-for-sale securities and derivative financial instruments were determined using the following inputs (dollars in thousands):

			Fair Value Measurements
			Using Fair Value Hierarchy
		Carrying and	on a Recurring Basis
	As of	Fair Value	Level 1	Level 2
Financial assets:
Available-for-sale securities:	September 30, 2013	$286	$286	$—
Equity securities	December 31, 2012	278	278	—

Derivative financial instruments	September 30, 2013	166	—	166
	December 31, 2012	—	—	—

Financial liabilities:
Derivative financial instruments	September 30, 2013	1,416	—	1,416
	December 31, 2012	1,470	—	1,470

The Company does not currently own any financial instruments that are classified as Level 3.

Available-for-sale securities

At September 30, 2013, the Company’s available-for-sale securities were as follows: (i) a $266,000 investment in BRT Realty Trust and (ii) a $20,000 investment in other equity securities (included in other assets on the balance sheet). The aggregate cost of these securities was $138,000 and unrealized gains on such securities were $148,000. Such unrealized gains were included in accumulated other comprehensive loss on the balance sheet.  Fair values are approximated on current market quotes from financial sources that track such securities.

Derivative financial instruments

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013 (Continued)

Note 12 - Fair Value Measurements (Continued)

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparty.  As of September 30, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

As of September 30, 2013, the Company had entered into ten interest rate derivatives related to ten outstanding mortgage loans, all interest rate swaps, with an approximate aggregate $60,509,000 notional amount and a weighted average maturity of 6.6 years.  Such interest rate swaps, all of which were designated as cash flow hedges, converted Libor based variable rate mortgages to fixed annual rate mortgages with interest rates ranging from 3.55% to 6.50% (weighted average interest rate of 5.01%). The fair value of the Company’s derivatives designated as hedging instruments in asset and liability positions reflected as other assets or other liabilities on the consolidated balance sheets were $166,000 and $1,416,000, respectively, at September 30, 2013 and $0 and $1,470,000, respectively, at December 31, 2012.

Two of the Company’s unconsolidated joint ventures, in which a wholly owned subsidiary of the Company is a 50% partner, had an interest rate derivative outstanding at September 30, 2013 with a notional amount of $3,818,000. The interest rate derivative, which was entered into in March 2011, has an interest rate of 5.81% and matures in April 2018.

The following table presents the effect of the Company’s derivative financial instruments on the statement of income for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Consolidated
Amount of (loss) recognized on derivatives in Other comprehensive (loss)	$(972)	$(251)	$(372)	$(901)
Amount of (loss) reclassification from Accumulated other comprehensive (loss) into Interest expense	(284)	(133)	(592)	(371)

Joint Ventures (Company’s share)
Amount of (loss) gain recognized on derivative in Other comprehensive (loss)	$(15)	$(25)	$18	$(78)
Amount of (loss) reclassification from Accumulated other comprehensive (loss) into Equity in earnings of unconsolidated joint ventures	(14)	(14)	(42)	(42)

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013 (Continued)

Note 12 - Fair Value Measurements (Continued)

No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges for the three and nine months ended September 30, 2013 and 2012.  During the twelve months ending September 30, 2014, the Company estimates an additional $1,248,000 will be reclassified from other comprehensive income as an increase to interest expense.

As of September 30, 2013, the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivatives contracts.  Additionally, based on the rates in effect as of September 30, 2013, if a counterparty were to default, the Company would receive a net interest benefit.

The derivative agreements in effect at September 30, 2013 provide that if the wholly owned subsidiary of the Company which is a party to the agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to one of the derivative agreements and if the subsidiary defaults on the loan subject to such agreement and if there are swap breakage losses on account of the derivative being terminated early, the Company could be held liable for interest rate swap breakage losses, if any.

As of September 30, 2013, the fair value of the derivatives in a liability position, including accrued interest, and excluding any adjustments for nonperformance risk, was approximately $1,465,000.  In the unlikely event that the Company breaches any of the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $1,465,000. Such amount is included in accrued expenses and other liabilities at September 30, 2013.

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

Note 14 - Subsequent Event

Subsequent to September 30, 2013, we entered into a contract to sell two properties located in Michigan for an aggregate purchase price of $5.5 million.  There were no other events relative to the Company’s consolidated financial statements that require additional disclosure.

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

Overview

We are a self-administered and self-managed real estate investment trust, organized in Maryland in 1982.  We acquire, own and manage a geographically diversified portfolio of retail industrial, flex, office, health and fitness and other properties, a substantial portion of which are under long-term net leases.  As of September 30, 2013, we owned 107 properties (including five properties owned by our unconsolidated joint ventures) located in 29 states. Our occupancy rate at September 30, 2013, based on square footage, was approximately 99.6%.

We face a variety of risks and challenges in our business. We, among other things, face the possibility we will not be able to acquire accretive properties on acceptable terms, lease our properties on terms favorable to us or at all and that our tenants may not be able to pay their rental and other obligations or may choose not to renew expiring leases.  Tenants with respect to four properties with an aggregate of 299,325 square feet and that accounted for an aggregate of approximately $1.3 million of rental income in the nine months ended September 30, 2013,have advised us that they will, at the expiration of the applicable lease in December 2013 or January 2014, be vacating their respective property. We are negotiating leases with new tenants for two of such properties and subsequent to September 30, 2013, we entered into a contract to sell the other two properties which are located in Michigan, for an aggregate purchase price of $5.5 million. We cannot give any assurance that these lease or sale transactions will be completed or that if completed, will be on terms favorable to us.

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

During the three months ended September 30, 2013, we acquired eight properties for an aggregate contract purchase price of $96.9 million. (We obtained mortgage financing aggregating $51.9 million contemporaneously with the acquisition of three of these properties with an aggregate purchase price of $77.5 million.)  As a result of these eight acquisitions and the acquisition of a property for $4.6 million in March 2013, our 2014 contractual rental income (as described below) is $52.4 million, an increase of $6.6 million, or 14.4%, from our 2013 contractual rental income of $45.8 million. The 2014 contractual rental income takes into account the expiration of leases with respect to the tenants vacating four properties effective December 31, 2013 and January 31, 2014.

The 2014 contractual rental income and 2013 contractual rental income  include, after giving effect to any abatements, concessions or adjustments, rental income that is payable to us in 2014 and 2013, respectively, under leases existing at September 30, 2013 and December 31, 2012, respectively. The 2014 contractual rental income excludes approximately $1.1 million of straight-line rent income, estimated amortization of $70,000 of intangibles and our $1.4 million share of the rental income payable to our unconsolidated joint ventures. The 2013 contractual rental income excludes approximately $679,000 of straight-line rent income, amortization of approximately $6,000 of intangibles and our $3.1 million share of the rental income payable to our unconsolidated joint ventures.

The following table sets forth, after giving effect to the nine properties purchased in 2013, scheduled lease expirations for our properties (excluding unconsolidated joint ventures) as of September 30, 2013 for the calendar years indicated below:

Year of Lease Expiration (1)	Number of Expiring Leases	Approximate Square Footage Subject to Expiring Leases	2014 Contractual Rental Income Under Expiring Leases	Percent of 2014 Contractual Rental Income Represented by Expiring Leases
2013	2	52,756	$0.0%
2014	11	639,203	3,672,715	7.01
2015	9	204,601	1,997,342	3.81
2016	13	356,731	3,137,832	5.99
2017	8	89,718	1,781,737	3.40
2018	18	387,319	5,687,804	10.85
2019	4	73,672	1,145,631	2.19
2020	6	167,606	4,106,523	7.83
2021	6	119,260	1,121,779	2.14
2022 and Thereafter	37	3,265,670	29,771,103	56.78
	114	5,356,536	$52,422,466	100.0%

(1)          Lease expirations assume tenants do not exercise existing renewal options.

Results of Operations

The following table compares revenues and operating expenses of continuing operations for the periods indicated:

	Three Months Ended September 30,		Increase	%	Nine Months Ended September 30,		Increase	%
(Dollars in thousands)	2013	2012	(Decrease)	Change	2013	2012	(Decrease)	Change
Revenues:

Rental income	$13,214	$11,333	$1,881	16.6%	$37,542	$33,193	$4,349	13.1%

Operating expenses:
Depreciation and amortization	3,019	2,426	593	24.4	8,406	7,179	1,227	17.1
General and administrative	1,938	1,873	65	3.5	5,841	5,463	378	6.9
Federal excise and state taxes	(7)	38	(45)	(118.4)	218	135	83	61.5
Real estate expenses	851	640	211	33.0	2,375	1,939	436	22.5
Leasehold rent	77	77	—	—	231	231	—	—
Real estate acquisition costs	544	93	451	484.9	822	259	563	217.4
Total operating expenses	6,422	5,147	1,275	24.8	17,893	15,206	2,687	17.7

Operating income	$6,792	$6,186	$606	9.8	$19,649	$17,987	$1,662	9.2

Revenues

Rental income.  The increase in the three months ended September 30, 2013 is primarily due to rental income of $1.7 million earned from 14 properties acquired since October 2012, and the increase in the nine months ended September 30, 2013 is primarily due to rental income of $3.6 million earned from 20 properties acquired since February 2012. Real estate tax and expense reimbursements from tenants (primarily from seven properties acquired since February 2012) of $232,000 and $545,000, in the three and nine months ended September 30, 2013, respectively, also  contributed to the increases.

We estimate that the rental income (calculated on a straight line basis, but excluding rebill income and adjustments related to intangible assets and liabilities, which income and adjustments have not been definitively determined) from the nine properties we acquired in the nine months ended September 30, 2013, will be approximately $8.3 million in 2014. These nine properties contributed $998,000 and $1,157,000 in rental income in the three and nine months ended September 30, 2013, respectively. The increase to our 2014 rental income may be partially offset by the loss of rental revenue from the four properties at which the tenants indicated they intend to vacate at the expiration of their leases.

Operating Expenses

Depreciation and amortization.  Approximately $551,000 and $1.1 million of the increase for the three and nine months ended September 30, 2013, is due to depreciation expense on the properties we acquired in 2012 and 2013, as described above. The balance of the increase is primarily due to depreciation on improvements to properties. This expense will increase in 2014 due to the nine properties acquired in the nine months ended September 30, 2013.

General and administrative expenses.  Contributing to the increase in the three and nine months ended September 30, 2013 were increases of (i) $43,000 and $223,000, respectively, in non-cash compensation expense primarily related to the increase in the number of restricted stock awards granted and the higher fair value of such awards at the time of grant and (ii) $43,000 and $149,000, respectively, in payroll and payroll related expenses due to additional employees and higher compensation levels.

Real estate expenses.  The increases are related primarily to properties we acquired in 2012 and 2013.

Real estate acquisition costs.  These costs, which include acquisition fees, legal and other transactional costs and expenses, increased in the three and nine months ended September 30, 2013 due to expenses related to the acquisitions in these periods.

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Three Months Ended September 30,		Increase	%	Nine Months Ended September 30,		Increase	%
(Dollars in thousands)	2013	2012	(Decrease)	Change	2013	2012	(Decrease)	Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$122	$268	$(146)	(54.5)%	$513	$1,015	$(502)	(49.5)%
Gain on disposition of real estate — unconsolidated joint venture	—	—	—	n/a	2,807	—	2,807	n/a
Gain on sale — unconsolidated joint venture interest	—	—	—	n/a	1,898	—	1,898	n/a
Other income	10	6	4	66.7	89	230	(141)	(61.3)
Interest:
Expense	(3,473)	(3,261)	212	6.5	(9,865)	(9,753)	112	1.1
Amortization of deferred financing costs	(223)	(198)	25	12.6	(662)	(570)	92	16.1
Gain on sale of real estate	—	—	—	n/a	—	319	(319)	100

Equity in earnings of unconsolidated joint ventures. The decreases are attributable substantially to the following factors: (i) the sale on May 31, 2013 of a property owned by us and another entity as tenants-in-common resulting in decreases of $146,000 and $367,000 in the three and nine months ended September 30, 2013, respectively, including a $148,000 mortgage prepayment penalty in the nine months ended September 30, 2013 incurred as a result of the sale, and (ii) the inclusion in the corresponding 2012 periods of our share of the net settlement entered into in May 2012 with a former tenant which accounted for $230,000 of the decrease for the nine months ended September 30, 2013. These decreases were partially offset in the nine months ended September 30, 2013 by an increase of $111,000 in the net operating income derived from our Plano, Texas joint venture resulting from an increase in overage rental income received in 2013 and the inclusion in 2012 of real estate acquisition costs.

Gain on disposition of real estate — unconsolidated joint venture. In May 2013, the property in which we held a tenant-in-common interest was sold and we recorded a gain of $2,807,000.

Gain on sale — unconsolidated joint venture interest. In April 2013, we sold our 90% equity interest in our Plano, Texas unconsolidated joint venture and recorded a gain of $1,898,000.

Other income. The nine months ended September 30, 2012 includes a $199,000 recovery from an insurance claim.

Interest expense.  The following table details interest expense for the periods indicated:

	Three Months Ended September 30,		Increase	%	Nine Months Ended September 30,		Increase	%
(Dollars in thousands)	2013	2012	(Decrease)	Change	2013	2012	(Decrease)	Change
Interest expense:
Credit line interest	$78	$224	$(146)	(65.2)%	$181	$795	$(614)	(77.2)%
Mortgage interest	3,395	3,037	358	11.8	9,684	8,958	726	8.1
Total	$3,473	$3,261	$212	6.5	$9,865	$9,753	$112	1.1

Credit line interest

Substantially all of the decrease is due to the $10.7 million and $16.7 million decrease in the weighted average balance outstanding under our line of credit in the three and nine months ended September 30, 2013, respectively. The weighted average balance decreased due to repayments on the facility (i) with proceeds from the financing of several properties in 2012 and 2013 and (ii) from the use of a portion of the proceeds from the sale of four properties in 2012 and 2013. In September 2013, we borrowed $23.5 million to purchase three properties, partially offsetting the decrease in the weighted average balance outstanding.

Mortgage interest

The following table reflects the interest rate on our mortgage debt and principal amount of outstanding mortgage debt, in each case on a weighted average basis:

	Three Months Ended September 30,		Increase	%	Nine Months Ended September 30,		Increase	%
(Dollars in thousands)	2013	2012	(Decrease)	Change	2013	2012	(Decrease)	Change
Interest rate on mortgage debt	5.48%	6.00%	(.52)%	(8.7)%	5.51%	6.01%	(.50)%	(8.3)%

Principal amount of mortgage debt	$247,732	$202,480	$45,252	22.3%	$234,550	$198,608	$35,942	18.1%

The increases in mortgage interest expense for the three and nine months ended September 30, 2013 are due to the increases in the weighted average amount of mortgage debt outstanding, partially offset by a decrease in the weighted average interest rate on outstanding mortgage debt. The increase in the weighted average balance outstanding is due to the incurrence of mortgage debt of $77.7 million in connection with properties acquired in 2012 and 2013 and the financing or refinancing of $22.0 million, net of refinanced amounts, in connection with properties acquired in prior years. The decrease in the weighted average interest rate is due to the financing (including financings effectuated in connection with acquisitions) or refinancing in 2012 and 2013 of $130.3 million of gross new mortgage debt with a weighted average interest rate of approximately 4.7%.

We estimate that the mortgage interest expense associated with the three properties acquired with mortgage debt in the nine months ended September 30, 2013, will be approximately $2.55 million in 2014. Interest expense for these three properties was $283,000 for the three and nine months ended September 30, 2013.

Gain on sale of real estate. In February 2012, we contributed our Plano, Texas property to an unconsolidated joint venture in exchange for a 90% interest therein and our joint venture partner contributed $1.5 million for a 10% interest therein and we realized a gain of $319,000.

Discontinued operations. Discontinued operations for the three and nine months ended September 30, 2012 includes the income from operations of five properties sold in 2012.  There was no such income for the three and nine months ended September 30, 2013.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our revolving credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of equity securities and property sales.  Our available liquidity at November 4, 2013 was approximately $69.5 million, including $15 million of cash and cash equivalents and $54.5 million, subject to maintenance of required deposit balances, available under our revolving line of credit.

Liquidity and Financing

We expect to meet substantially all of our operating cash requirements (including dividend payments) from cash flow from operations. To the extent that cash flow from operations is inadequate to cover all of our operating needs, we will be required to use our available cash and cash equivalents, funds generated from the issuance of equity securities or draw on our credit line (to the extent permitted).

At September 30, 2013, excluding mortgage indebtedness of our unconsolidated joint ventures, we had 49 outstanding mortgages payable secured by 71 properties, in aggregate principal amount of approximately $276.8 million. These mortgages represent first liens on individual real estate investments with an aggregate carrying value of approximately $456.6 million, before accumulated depreciation of $55.9 million. After giving effect to interest rate swap agreements and excluding variable rate debt on one property, the mortgage payments bear interest at fixed rates ranging from 3.13% to 8.8% (a 5.14% weighted average interest rate) and mature between 2014 and 2037.

The following table sets forth, as of September 30, 2013, information with respect to our mortgage debt (excluding mortgage debt of our unconsolidated joint ventures), that is payable from October 1, 2013 through December 31, 2015:

(Dollars in thousands)	2013	2014	2015	Total

Amortization payments	$1,653	$7,796	$7,148	$16,597
Principal due at maturity	—	28,637	7,454	36,091
Total	$1,653	$36,433	$14,602	$52,688

At September 30, 2013, the Company’s unconsolidated joint ventures had first mortgages on four properties with outstanding balances of approximately $17.9 million, bearing interest at rates ranging from 5.8% to 6.0% (a 5.9% weighted average interest rate) and mature between 2015 and 2018.

We intend to make debt amortization payments from operating cash flow and, though no assurance can be given that we will be successful in this regard, generally intend to refinance or extend the mortgage loans which mature in 2014 or 2015.  We intend to repay the amounts not refinanced or extended from our existing funds and sources of funds, including our available cash and our credit line (to the extent available).

We continuously seek to refinance existing mortgage loans on terms we deem acceptable, in order to generate additional liquidity. Additionally, in the normal course of our business, we sell properties when we determine that it is in our best interests, which may also generate additional liquidity. Further, since each of our encumbered properties is subject to a non-recourse mortgage (with standard carve outs), if our in-house evaluation of the market value of such property is substantially less than the principal balance outstanding on the mortgage loan, we may determine to convey such property to the mortgagee in order to terminate our mortgage obligations, including payment of interest, principal and real estate taxes, with respect to such property.

Generally we try to obtain mortgage financing concurrent with the acquisition of a significant property. During the nine months ended September 30, 2013, we obtained mortgage financing aggregating $51.9 million for three properties with an aggregate purchase price of $77.5 million, simultaneous with the closing of the acquisitions.  If such mortgage financing is unavailable, unavailable on a timely basis or not needed to complete the acquisition, we may use funds from our credit facility to acquire a property and, thereafter secure long term, fixed rate mortgage debt on such property. We then apply the proceeds from the mortgage loan to repay borrowings under the credit facility, thus providing us with the ability to re-borrow under the facility for the acquisition of additional properties.

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

The terms of our revolving credit facility include certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At

September 30, 2013, we were in compliance with all covenants under this facility.

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

We use interest rate swaps to limit interest rate risk. These swaps are used for hedging purposes-not for speculation. We do not enter into interest rate swaps for trading purposes.

At September 30, 2013, we had eleven interest rate swap agreements outstanding (including one held by two of our unconsolidated joint ventures). The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of September 30, 2013, if there had been a 100 basis point: (i) increase in forward interest rates, the fair market value of the interest rate swaps and net unrealized gain on derivative instruments would have increased by approximately $3.28 million, or (ii) decrease in forward interest rates, the fair market value of the interest rate swaps and net unrealized gain on derivative instruments would have decreased by approximately $3.29 million. These changes would not have any impact on our net income or cash.

Our mortgage debt, after giving effect to interest rate swap agreements and excluding a $6.7 million variable rate mortgage maturing in 2022, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages. As of September 30, 2013, if there had been an increase of 100 basis points on the $6.7 million mortgage debt, interest expense would have increased by approximately $47,000 and a decrease of 100 basis points would have decreased interest expense by approximately $9,000.  Subsequent to September 30, 2013, we entered into an interest rate swap with respect to this $6.7 million mortgage debt fixing the rate at 5.105%.

Our credit facility is a revolving variable rate facility which is sensitive to interest rates. Under current market conditions, we do not believe that our risk of material potential losses in future earnings, fair values and/or cash flows from near-term changes in market rates that we consider reasonably possible is likely.  We assessed the market risk for our revolving credit facility and believe that there is no foreseeable market risk because interest is charged at the greater of (i) 90 day LIBOR plus 3% and (ii) 4.75% per annum. At September 30, 2013, 90 day LIBOR plus 3% was approximately 3.25%; therefore, a change of 100 basis points on this interest rate would not have any impact on the interest expense related to this facility.

Item 4.  Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: November 12, 2013	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: November 12, 2013	/s/ David W. Kalish
David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)