Form 10-K
period 2013-12-31
ONE LIBERTY PROPERTIES INC
filed 2014-03-17
CIK 712770

Use these links to rapidly review the document
TABLE OF CONTENTS Form 10-K
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether registrant is a shell company (defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2013 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of all common equity held by non-affiliates of the registrant, computed by reference to the price at which common equity was last sold on said date, was approximately $266.6 million.

         As of March 10, 2014, the registrant had 15,870,172 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the 2014 annual meeting of stockholders of One Liberty Properties, Inc., to be filed pursuant to Regulation 14A not later than April 30, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Form 10-K

PART I

Item 1.    Business.

General

        We are a self-administered and self-managed real estate investment trust, also known as a REIT. We were incorporated in Maryland on December 20, 1982. We acquire, own and manage a geographically diversified portfolio of retail, industrial, flex, office, health and fitness, and other properties, a substantial portion of which are under long-term leases. Substantially all of our leases are "net leases" and ground leases under which the tenant is typically responsible for real estate taxes, insurance and ordinary maintenance and repairs. As of December 31, 2013, we own 104 properties (including two properties sold in February 2014 as described below) and participate in joint ventures that own five properties. These properties and the properties owned by our joint ventures are located in 29 states and have an aggregate of approximately 6.6 million square feet of space (including approximately 1.2 million square feet of space at properties owned by our joint ventures).

        As of December 31, 2013:

  •
  our 2014 contractual rental income (as described below) is approximately $53.1 million;

  •
  the occupancy rate of properties owned by us is approximately 99.6% based on square footage;

  •
  the occupancy rate of properties owned by our joint ventures is 100% based on square footage;

  •
  the weighted average remaining term of our mortgage debt is nine years and the weighted average interest rate thereon is 5.2%; and

  •
  the weighted average remaining term of the leases generating our 2014 contractual rental income and for the leases at properties owned by our joint ventures is 8.2 years and 7.0 years, respectively.

        Our 2014 contractual rental income represents, after giving effect to any abatements, concessions or adjustments, the base rent payable to us in 2014 under leases in effect at December 31, 2013. Contractual rental income excludes approximately $1.1 million of straight-line rent, amortization of approximately $164,000 of intangibles and our share of the rental income payable to our joint ventures, which in 2014 will be approximately $1.5 million.

2013 Highlights and Recent Developments

  •
  Our rental income increased by $7.19 million, or 16.4%, from 2012.

  •
  Income from continuing operations increased by $6.08 million, or 53.7%, from 2012.

  •
  We acquired eleven properties for an aggregate of $107.5 million. The acquired properties account for approximately $7.9 million, or 14.9%, of our 2014 contractual rental income.

  •
  In connection and contemporaneously with the acquisition in 2013 of three properties with an aggregate purchase price of $77.5 million, we obtained mortgage financing aggregating $51.9 million.

  •
  We recorded an aggregate gain of $4.71 million in connection with the sales of our equity interest in our Plano, Texas joint venture and our tenant-in-common interest in a California property.

        In the narrative portion of this report, information with respect to our consolidated joint ventures is generally described as if such ventures were our wholly owned subsidiaries and information with respect to unconsolidated joint ventures is generally separately described. Except as otherwise indicated, all references to joint ventures refer to unconsolidated joint ventures. Further, except as otherwise indicated or the context otherwise requires, the property information set forth herein includes two properties located in Michigan with an aggregate of 202,000 square feet that were sold in February 2014 for an aggregate sales price of $5.5 million and excludes two properties acquired in January 2014 for an aggregate purchase price of $5.11 million. Finally, 2014 contractual rental income derived from multiple properties leased pursuant to a master lease is allocated among such properties based on management's estimate of the appropriate allocations.

Acquisition Strategies

        We seek to acquire properties throughout the United States that have locations, demographics and other investment attributes that we believe to be attractive. We believe that long-term leases provide a predictable income stream over the term of the lease, making fluctuations in market rental rates and in real estate values less significant to achieving our overall investment objectives. Our goal is to acquire single-tenant properties that are subject to long-term net or ground leases that include periodic contractual rental increases or rent increases based on increases in the consumer price index. Periodic contractual rental increases provide reliable increases in future rent payments and rent increases based on the consumer price index provide protection against inflation. Historically, long-term leases have made it easier for us to obtain longer-term, fixed-rate mortgage financing with principal amortization, thereby moderating the interest rate risk associated with financing or refinancing our property portfolio by reducing the outstanding principal balance over time. We may, however, acquire a property that is subject to a short-term lease when we believe the property represents a good opportunity for recurring income and residual value. Although the acquisition of single-tenant properties subject to net and ground leases is the focus of our investment strategy, we will also consider investments in, among other things, (i) properties that can be re-positioned or re-developed, (ii) community shopping centers anchored by national or regional tenants and (iii) multi-tenant properties. We pay substantially all the operating expenses at community shopping centers, a significant portion of which is reimbursed by the tenants pursuant to their leases.

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

 Investment Evaluation

        In evaluating potential investments, we consider, among other criteria, the following:

  •
  the ability of a tenant, if a net leased property, or major tenants, if a shopping center, to meet operational needs and lease obligations;

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

Typical Property Attributes

        As of December 31, 2013, the properties in our portfolio and owned by our joint ventures typically have the following attributes:

  •
  Net or ground leases.  Substantially all of the leases are net and ground leases under which the tenant is typically responsible for real estate taxes, insurance and ordinary maintenance and repairs. We believe that investments in net and ground leased properties offer more predictable returns than investments in properties that are not net or ground leased;

  •
  Long-term leases.  Many of our leases are long-term leases. Excluding leases relating to properties owned by our joint ventures, leases representing approximately 29.3% of our 2014 contractual rental income expire between 2019 and 2022, and leases representing approximately 39.9% of our 2014 contractual rental income expire after 2022; and

  •
  Scheduled rent increases.  Leases representing approximately 72.5% of our 2014 contractual rental income and leases representing 37.8% of our share of the rental income payable in 2014 with respect to properties owned by our joint ventures provide for either periodic contractual rent increases or a rent increase based on the consumer price index.

Our Tenants

        The following table sets forth information about the diversification of our tenants by industry sector as of December 31, 2013:

Type of Property	Number of Tenants	Number of Properties	2014 Contractual Rental Income	Percentage of 2014 Contractual Rental Income
Retail—various	70	58	$21,290,232	40.1%
Industrial	9	12	9,283,651	17.5
Retail—furniture(1)	3	13	5,524,110	10.4
Flex	3	3	3,706,785	7.0
Retail—office supply(2)	2	9	3,623,175	6.8
Office	2	2	3,423,441	6.5
Health & fitness	3	5	2,961,524	5.6
Other	2	2	3,243,088	6.1

	94	104	$53,056,006	100%

(1)
Eleven properties are net leased to Haverty Furniture pursuant to a master lease covering all such properties.

(2)
Includes seven properties which are net leased to Office Depot pursuant to seven separate leases. Five of the Office Depot leases contain cross-default provisions. Also includes two properties net leased to OfficeMax pursuant to separate leases. OfficeMax was acquired by Office Depot in November 2013.

        Most of our retail tenants (including franchisees of national chains) operate on a national basis and include, among others, Applebees, Barnes & Noble, Burlington Coat Factory, CarMax, CVS, Kohl's, Marshalls, Mens' Wearhouse, Office Depot, Party City, PetSmart, TGI Fridays, The Sports Authority, Urban Outfitters, Walgreens, Wendy's and Whole Foods and some of our tenants operate on a regional basis, including Haverty Furniture, Giant Food Stores and hhgregg.

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

        Our typical lease provides for contractual rent increases periodically throughout the term of the lease or for rent increases pursuant to a formula based on the consumer price index. Some of our leases provide for minimum rents supplemented by additional payments based on sales derived from the property subject to the lease. Such additional payments were not a material part of our 2013 rental revenues and are not expected to be a material part of our 2014 rental revenues.

        Our policy has been to acquire properties that are subject to existing long-term leases or to enter into long-term leases with our tenants. Our leases generally provide the tenant with one or more renewal options.

        The following table sets forth scheduled lease expirations of leases for our properties as of December 31, 2013:

Year of Lease Expiration(1)	Number of Expiring Leases	Approximate Square Footage Subject to Expiring Leases	2014 Contractual Rental Income Under Expiring Leases	Percent of 2014 Contractual Rental Income Represented by Expiring Leases
2014	11	669,274	$3,639,171	6.9%
2015	8	191,099	1,798,687	3.4
2016	14	358,042	3,156,162	6.0
2017	8	89,718	1,781,737	3.4
2018	18	397,147	5,924,158	11.1
2019	5	94,952	1,392,124	2.6
2020	7	181,108	4,305,178	8.1
2021	6	119,260	1,121,779	2.1
2022	8	1,154,724	8,730,507	16.5
2023 and thereafter	29	2,114,914	21,206,503	39.9

	114	5,370,238	$53,056,006	100%

(1)
Lease expirations assume tenants do not exercise existing renewal options.

        Subsequent to December 31, 2013 and with respect to three leases expiring in 2014 representing in the aggregate $2.6 million or 4.9% of 2014 contractual rental income, we:

  •
  extended until September 30, 2015, at the base rent in effect as of December 31, 2013, a lease expiring in late December 2014. The lease as in effect at December 31, 2013, accounts for $2.04 million or 3.8% of 2014 contractual rental income.

  •
  extended until November 2016, at the current base rent rate, a lease expiring in November 2014. The lease as in effect at December 31, 2013 accounts for $563,163, or 1.06%, of 2014 contractual rental income.

  •
  leased for five years a property to a new tenant for which the lease expired in January 2014. The monthly base rent in the first year of such lease is approximately $40,000 and rent payments commence when specified work is completed at the property.

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

        We also mortgage specific properties on a non-recourse basis, subject to the standard carve-outs described under "Item 2. Properties—Mortgage Debt", to enhance the return on our investment in a specific property. The proceeds of mortgage loans may be used for property acquisitions, investments in joint ventures or other entities that own real property, to reduce bank debt and for working capital purposes. The proceeds of our credit facility may be used to payoff existing mortgages, fund the acquisition of additional properties, and to a more limited extent, invest in joint ventures and for working capital. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility.

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

        After termination or expiration of any lease relating to any of our properties, we will seek to re-rent or sell such property in a manner that will maximize the return to us, considering, among other factors, the income potential and market value of such property. We acquire properties for long-term investment for income purposes and do not typically engage in the turnover of investments. We will consider the sale of a property if a sale appears advantageous in view of our investment objectives. If there is a substantial tax gain, we may seek to enter into a tax deferred transaction and reinvest the proceeds in another property. Cash realized from the sale of properties, net of required paydowns of our credit facility and of any distributions to stockholders, is available for general working capital purposes and the acquisition of additional properties.

Our Joint Ventures

        As of December 31, 2013, we participated in five joint ventures that own an aggregate of five properties, with approximately 1.2 million rentable square feet of space. Four of the properties are retail properties and one is an industrial property. We own 50% of the equity interest in all of these joint ventures. At December 31, 2013, our investment in joint ventures was approximately $4.9 million.

        Based on the leases in effect at December 31, 2013, we anticipate that our share of rental income payable to our joint ventures in 2014 will be approximately $1.5 million. The leases for two properties are expected to contribute 78.3% of the aggregate projected rental income payable to all of our joint ventures in 2014 and expire in 2021 and 2022.

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

Our Structure

        Seven employees, including Patrick J. Callan, Jr., our president and chief executive officer, Lawrence G. Ricketts, Jr., our executive vice president and chief operating officer, Justin Clair, our assistant vice-president and four others, devote all of their business time to our company. Our other executive, administrative, legal, accounting and clerical personnel share their services on a part-time basis with us and other affiliated entities that share our executive offices.

        We entered into a compensation and services agreement with Majestic Property Management Corp., effective as of January 1, 2007. Majestic Property is wholly-owned by our vice chairman of the board and it provides compensation to certain of our executive officers. Pursuant to this agreement, we pay an annual fee to Majestic Property and Majestic Property assumed our obligations under a shared services agreement, and provides us with the services of all affiliated executive, administrative, legal, accounting and clerical personnel that we use on a part time basis, as well as certain property management services, property acquisition, sales and leasing and mortgage brokerage services. The annual fees we pay to Majestic Property are negotiated each year by us and Majestic Property and are approved by our audit committee and independent directors.

        In 2013, pursuant to the compensation and services agreement, we paid Majestic Property a fee of approximately $2.725 million and $175,000 for our share of all direct office expenses, including, among other expenses, rent, telephone, postage, computer services and internet usage. See Note 9 to our consolidated financial statements for information regarding equity awards to individuals performing services on our behalf.

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

        Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be incorrect. Actual results may differ from our forward-looking statements because of inaccurate assumptions we might make or because of the occurrence of known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed and you are cautioned not to place undue reliance on these forward-looking statements. Actual future results may vary materially.

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

        In addition to the other information contained or incorporated by reference in this Form 10-K, readers should carefully consider the following risk factors:

 Risks Related to Our Business

If we are unable to re-rent properties upon the expiration of our leases or if our tenants default, our rental income will be reduced and we would incur additional costs.

        Substantially all of our revenues are derived from rental income paid by our tenants. From 2014 through 2016, leases with respect to 33 tenants that account for 18.3% of our 2013 rental income and

16.3% of our 2014 contractual rental income, expire. One tenant, whose lease expires in September 2015 (after giving effect to an extension entered into in January 2014), accounts for 3.4% of our 2013 rental income and 3.8% of 2014 contractual rental income. If our tenants, and in particular, our significant tenants, (i) do not renew their leases upon the expiration of same, (ii) default on their obligations or (iii) seek rent relief, lease renegotiation or other accommodations, our revenues could decline. At the same time, we would remain responsible for the payment of the mortgage obligations with respect to the related properties and would become responsible for the operating expenses related to these properties, including, among other things, real estate taxes, maintenance and insurance. In addition, we may incur expenses in enforcing our rights as landlord. Even if we find replacement tenants or renegotiate leases with current tenants, the terms of the new or renegotiated leases, including the cost of required renovations or concessions to tenants, or the expense of the reconfiguration of a single tenancy property for use by multiple tenants, may be less favorable than current lease terms and could reduce the amount of cash available to meet expenses and pay distributions.

Approximately 61.5% of our 2013 rental income and 57.3% of our 2014 contractual rental income is derived from tenants operating in the retail industry and the inability of those tenants to pay rent would significantly reduce our revenues.

        Approximately 61.5% of our rental income for 2013 was derived from retail tenants and approximately 57.3% of our 2014 contractual rental income is expected to be derived from retail tenants, including 10.4% and 6.8%, from tenants engaged in retail furniture and office supply operations, respectively.

        Difficult economic conditions could cause our retail tenants to fail to meet their lease obligations, including rental payments, which would have an adverse effect on our results of operations, liquidity and financial condition, including making it more difficult for us to satisfy our operating and debt service requirements, make capital expenditures and make distributions to our stockholders.

Approximately 29.0% of our 2013 rental income and 30.4% of our 2014 contractual rental income is derived from five tenants. The default, financial distress or failure of any of these tenants could significantly reduce our revenues.

        Haverty Furniture, Office Depot, LA Fitness, Northern Tool and Ferguson Enterprises, account for approximately 9.5%, 6.7%, 6.3%, 1.7% and 4.8%, of our rental income for 2013, respectively, and account for approximately 8.6%, 6.8%, 5.4%, 5.0% and 4.6%, respectively, of our 2014 contractual rental income. The default, financial distress or bankruptcy of any of these tenants could cause interruptions in the receipt of, or the loss of, a significant amount of rental income and would require us to pay operating expenses (including real estate taxes) currently paid by the tenant. This could also result in the vacancy of the property or properties occupied by the defaulting tenant, which would significantly reduce our rental revenues and net income until the re-rental of the property or properties, and could decrease the ultimate sale value of the property.

Declines in the value of our properties could result in impairment charges.

        If we are presented with indications of an impairment in the value of a particular property or group of properties, we will be required to evaluate any such property or properties. If we determine that any of our properties at which indicators of impairment exist have a value which is below the net book value of such property, we may be required to recognize an impairment charge for the difference between the fair value and the book value during the quarter in which we make such determination; such impairment charges may then increase in subsequent quarters. In addition, we may incur losses from time to time if we dispose of properties for sales prices that are less than our book value.

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

        We had, as of December 31, 2013, $278 million in mortgage debt outstanding, all of which is non-recourse (subject to standard carve-outs) and our ratio of mortgage debt to total assets was 48.6%. Our joint ventures had $17.8 million in total mortgage indebtedness (all of which is non-recourse, subject to standard carve-outs). The risks associated with our mortgage debt and the mortgage debt of our joint ventures include the risk that cash flow from properties securing the indebtedness and our available cash and cash equivalents and short-term investments will be insufficient to meet required payments of principal and interest.

        Generally, only a small portion of the principal of our mortgage indebtedness will be repaid prior to maturity and we do not plan to retain sufficient cash to repay such indebtedness at maturity. Accordingly, to meet these obligations if they cannot be refinanced at maturity, we will have to use funds available under our credit facility, if any, and our available cash and cash equivalents to pay our mortgage debt or seek to raise funds through the financing of unencumbered properties, sale of properties or the issuance of additional equity. From 2014 through 2018, approximately $146.8 million of our mortgage debt matures—specifically, $36.2 million in 2014, $14.6 million in 2015, $32.7 million in 2016, $44.6 million in 2017 and $18.7 million in 2018. With respect to our joint ventures, approximately $17.8 million of mortgage debt matures from 2014 through 2018—specifically, $613,000 in 2014, $13.6 million in 2015, $94,000 in 2016, $101,000 in 2017 and $3.4 million in 2018. If we (or our joint ventures) are unsuccessful in refinancing or extending existing mortgage indebtedness or financing unencumbered properties, selling properties on favorable terms or raising additional equity, our cash flow (or the cash flow of a joint venture) will not be sufficient to repay all maturing mortgage debt when payments become due, and we (or a joint venture) may be forced to dispose of properties on disadvantageous terms or convey properties secured by mortgages to the mortgagees, which would lower our revenues and the value of our portfolio.

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

If credit markets tighten or interest rates increase, it may be more difficult for us to secure financing, which may limit our ability to finance or refinance our real estate properties, reduce the number of properties we can acquire, and adversely affect your investment.

        Reduced access to credit markets or increases in interest rates may make it difficult for us to secure mortgage debt, limiting the mortgage debt available on properties we wish to acquire and possibly limiting the properties we can acquire. Even in the event that we are able to secure mortgage debt on, or otherwise finance our real estate properties, due to increased costs associated with securing financing and other factors beyond our control, we may be unable to refinance the entire outstanding loan balance or be subject to unfavorable terms (such as higher loan fees, interest rates and periodic payments) if we do refinance the loan balance. Either of these results could reduce income from those properties and reduce cash available for distribution, which may adversely affect the investment goals of our stockholders.

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

        We are subject to the general risks of investing in real estate. These include adverse changes in economic conditions and local conditions such as changing demographics, retailing trends and traffic patterns, declines in the rental rates, changes in the supply and price of quality properties and the market supply and demand of competing properties, the impact of environmental laws, security concerns, prepayment penalties applicable under mortgage financings, changes in tax, zoning, building code, fire safety and other laws and regulations, the type of insurance coverage available in the market, and changes in the type, capacity and sophistication of building systems. Approximately 57.3% and 17.5% of our 2014 contractual rental income is expected to come from retail and industrial tenants, respectively, and we are vulnerable to economic declines that negatively impact these sectors of the economy, which could have an adverse effect on our results of operations, liquidity and financial condition.

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

        The properties we own may be located in the same or a limited number of geographic regions. Approximately 34.6% of our 2013 rental income was, and approximately 32.7% of our 2014 contractual rental income will be, derived from properties located in New York, Texas and New Jersey. At December 31, 2013, approximately 50% of the net book value of our real estate investments was located in five states—Texas (13.1%), New Jersey (10.9%), South Carolina (10.9%), Pennsylvania (7.9%), and New York (7.0%). As a result, a decline in the economic conditions in these regions, or in regions where our properties may be concentrated in the future, may have an adverse effect on the rental and occupancy rates for, and the property values of, these properties, which could lead to a reduction in our rental income and in the results of operations.

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

        We intend to pay quarterly dividends and to make distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year is distributed. This, along with other factors, will enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code of 1986, as amended. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by the risk factors described in this Annual Report on Form 10-K. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time.

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

        We cannot provide any assurance that existing environmental studies with respect to any of our properties reveal all potential environmental liabilities, that any prior owner of a property did not create any material environmental condition not known to us, or that a material environmental condition does not otherwise exist, or may not exist in the future, as to any one or more of our properties. If a material environmental condition does in fact exist, or exists in the future, the remediation costs could have a material adverse impact upon our results of operations, liquidity and financial condition.

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

        We depend on the services of Matthew J. Gould, chairman of our Board of Directors, Fredric H. Gould, vice chairman of our Board of Directors, Patrick J. Callan, Jr., our president and chief executive officer, Lawrence G. Ricketts, Jr., our executive vice president and chief operating officer, and other members of our senior management to carry out our business and investment strategies. Only two of our senior officers, Messrs. Callan and Ricketts, devote all of their business time to us. The remainder of our senior management provide services to us on a part-time, as-needed basis. The loss of the services of any of our senior management or other key personnel, the inability or failure of the members of senior management providing services to us on a part-time basis to devote sufficient time or attention to our activities or our inability to recruit and retain qualified personnel in the future, could impair our ability to carry out our business and investment strategies.

Our transactions with affiliated entities involve conflicts of interest.

        From time to time we have entered into transactions with persons and entities affiliated with us and with certain of our officers and directors. Our policy for transactions with affiliates is to have these transactions approved by our audit committee and by a majority of our board of directors, including a majority of our independent directors. We entered into a compensation and services agreement with Majestic Property effective as of January 1, 2007. Majestic Property is wholly-owned by the vice-chairman of our Board of Directors and it provides compensation to certain of our part-time senior executive officers. Pursuant to the compensation and services agreement, we pay an annual fee to Majestic Property and it assumes our obligations under a shared services agreement, and provide us with the services of all affiliated executive, administrative, legal, accounting and clerical personnel that we use on a part time basis, as well as certain property management services, property acquisition, sales and leasing and mortgage brokerage services. In 2013, pursuant to the compensation and services agreement, we paid Majestic Property a fee of $2,725,000 and an additional $175,000 for our share of all direct office expenses, including rent, telephone, postage, computer services, and internet usage. See Note 9 to our consolidated financial statements for information regarding equity awards to individuals performing services on our behalf.

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

        To obtain the favorable tax treatment associated with being a REIT, we generally are required, among other things, to distribute to our stockholders at least 90% of our ordinary taxable income (subject to certain adjustments) each year. To the extent that we satisfy these distribution requirements, but distribute less than 100% of our taxable income we will be subject to Federal corporate tax on our undistributed taxable income. In addition, in 2013 and 2012, we were subject to a 4% nondeductible excise tax on the amount by which distributions paid by us in such year was less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

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

Item 1B.    Unresolved Staff Comments.

        None.

EXECUTIVE OFFICERS

        Set forth below is a list of our executive officers whose terms expire at our 2014 annual board of directors' meeting. The business history of our officers, who are also directors, will be provided in our proxy statement to be filed pursuant to Regulation 14A not later than April 30, 2014.

NAME	AGE	POSITION WITH THE COMPANY
Matthew J. Gould*	54	Chairman of the Board
Fredric H. Gould*	78	Vice Chairman of the Board
Patrick J. Callan, Jr.	51	President, Chief Executive Officer and Director
Lawrence G. Ricketts, Jr.	37	Executive Vice President and Chief Operating Officer
Jeffrey A. Gould*	48	Senior Vice President and Director
David W. Kalish***	66	Senior Vice President and Chief Financial Officer
Mark H. Lundy**	51	Senior Vice President and Secretary
Israel Rosenzweig	66	Senior Vice President
Simeon Brinberg**	80	Senior Vice President
Karen Dunleavy	55	Vice President, Financial
Alysa Block	53	Treasurer
Richard M. Figueroa	46	Vice President and Assistant Secretary
Isaac Kalish***	38	Vice President and Assistant Treasurer
Justin Clair	31	Assistant Vice President

*
Matthew J. Gould and Jeffrey A. Gould are Fredric H. Gould's sons.

**
Mark H. Lundy is Simeon Brinberg's son-in-law.

***
Isaac Kalish is David W. Kalish's son.

        Lawrence G. Ricketts, Jr.    Mr. Ricketts has been our Chief Operating Officer since 2008, Vice President from 1999 through 2006 and Executive Vice President since 2006.

        David W. Kalish.    Mr. Kalish has served as our Senior Vice President and Chief Financial Officer since 1990 and as Senior Vice President, Finance of BRT Realty Trust since 1998. Since 1990, he has served as Vice President and Chief Financial Officer of the managing general partner of Gould Investors L.P., a master limited partnership involved primarily in the ownership and operation of a diversified portfolio of real estate assets. Mr. Kalish is a certified public accountant.

        Israel Rosenzweig.    Mr. Rosenzweig has served as our Senior Vice President since 1997, as Chairman of the Board of Trustees of BRT Realty Trust since 2013, as Vice Chairman of its Board of Trustees from 2012 through 2013, and as its Senior Vice President from 1998 through 2012. He has been a Vice President of the managing general partner of Gould Investors since 1997.

        Mark H. Lundy.    Mr. Lundy has served as our Secretary since 1993, as our Vice President since 2000 and as our Senior Vice President since 2006. Mr. Lundy has been a Vice President of BRT Realty Trust from 1993 to 2006, its Senior Vice President since 2006, a Vice President of the managing general partner of Gould Investors from 1990 through 2012 and its President and Chief Operating Officer since 2013. He is an attorney admitted to practice in New York and the District of Columbia.

        Simeon Brinberg.    Mr. Brinberg has served as our Senior Vice President since 1989. He served as Secretary of BRT Realty Trust from 1983 through 2013, a Senior Vice President of BRT Realty Trust since 1988 and a Vice President of the managing general partner of Gould Investors since 1988. Mr. Brinberg is an attorney admitted to practice in New York.

        Karen Dunleavy.    Ms. Dunleavy has been our Vice President, Financial since 1994. She has served as Treasurer of the managing general partner of Gould Investors from 1986 through 2013. Ms. Dunleavy is a certified public accountant.

        Alysa Block.    Ms. Block has been our Treasurer since 2007, and served as Assistant Treasurer from 1997 to 2007. Ms. Block has also served as the Treasurer of BRT Realty Trust since 2008, and served as its Assistant Treasurer from 1997 to 2008.

        Richard M. Figueroa.    Mr. Figueroa has served as our Vice President and Assistant Secretary since 2001 and as Vice President and Assistant Secretary of BRT Realty Trust since 2002. He joined the managing general partner of Gould Investors in 1999, and serves as its Vice President. Mr. Figueroa is an attorney admitted to practice in New York.

        Isaac Kalish.    Mr. Kalish has served as our Vice President since 2013, Assistant Treasurer since 2007, as Assistant Treasurer of the managing general partner of Gould Investors from 2012 through 2013, as Treasurer from 2013, as Vice President of BRT Realty Trust since 2013, and as its Assistant Treasurer since 2009. Mr. Kalish is a certified public accountant.

        Justin Clair.    Mr. Clair has served as Assistant Vice President since 2010 and has been employed by us since 2006. His responsibilities include sourcing new acquisition opportunities, managing the portfolio, underwriting of investments and marketing.

Item 2.    Properties.

        As of December 31, 2013, we owned 104 properties with an aggregate net book value of $496.2 million and participated in joint ventures that own five properties. Our occupancy rate based on total rentable square footage was 99.6% and 98.4% as of December 31, 2013 and 2012, respectively. The occupancy rate of our joint venture properties, based on total rentable square footage, was 100% as of December 31, 2013 and 2012.

Our Properties

        The following table summarizes as of December 31, 2013 the specified information about the properties owned by us and our consolidated subsidiaries:

Location	Type of Property	Percentage of 2014 Contractual Rental Income	Approximate Square Footage of Building	2014 Contractual Rental Income per Square Foot
Fort Mill, SC	Industrial	5.0%	701,595	$3.79
Baltimore, MD	Industrial	4.6	367,000	6.72
Parsippany, NJ	Office	4.2	106,680	21.08
Royersford, PA(1)	Retail	3.9	194,600	10.66
Hauppauge, NY	Flex	3.8	149,870	13.61
Round Rock, TX	Assisted Living Facility	3.4	87,560	20.68
Greensboro, NC	Theater	2.7	61,213	23.41
W. Hartford, CT(2)	Retail	2.6	47,174	28.85
Cherry Hill, NJ(3)	Retail	2.6	112,630	12.40
Secaucus, NJ	Health & Fitness	2.3	44,863	27.63
Brooklyn, NY	Office	2.2	66,000	17.81
Knoxville, TN	Retail	2.2	35,330	32.84
El Paso, TX	Retail	2.2	110,179	10.66
Philadelphia, PA	Industrial	1.9	166,000	6.22
Fort Mill, SC	Flex	1.9	303,188	3.41

Location	Type of Property	Percentage of 2014 Contractual Rental Income	Approximate Square Footage of Building	2014 Contractual Rental Income per Square Foot
Tucker, GA	Health & Fitness	1.7	58,800	15.46
Kansas City, MO	Retail	1.4	88,807	8.32
Hamilton, OH	Health & Fitness	1.4	38,000	19.25
Columbus, OH(4)	Retail	1.3	96,924	6.99
Indianapolis, IN	Industrial	1.3	125,622	5.35
Cedar Park, TX(4)	Retail	1.3	50,810	13.88
Lake Charles, LA(5)	Retail	1.2	54,229	11.76
Ronkonkoma, NY(6)	Flex	1.2	89,500	8.50
Ft. Myers, FL	Retail	1.1	29,993	20.17
Columbus, OH	Industrial	1.1	100,220	5.62
Houston, TX(7)	Retail	1.1	42,446	14.23
Chicago, IL(8)	Retail	1.1	23,939	24.62
Kennesaw, GA(8)	Retail	1.0	32,052	17.35
Saco, ME	Industrial	1.0	91,400	5.82
Naples, FL(8)	Retail	1.0	15,912	33.00
Clemmons, NC	Retail	1.0	96,725	5.40
Wichita, KS(4)	Retail	1.0	88,108	5.99
Morrow, GA	Retail	.9	50,400	8.96
Tyler, TX(4)	Retail	.9	72,000	6.36
Athens, GA(9)	Retail	.9	41,280	11.62
Greenwood Village, CO	Retail	.9	45,000	10.50
Champaign, IL(10)	Retail	.9	50,530	9.30
New Hyde Park, NY	Industrial	.9	38,000	12.05
Cary, NC(8)	Retail	.9	33,490	13.99
Onalaska, WI	Retail	.8	63,919	6.75
Fayetteville, GA(4)	Retail	.8	65,951	6.57
Niles, IL	Retail	.8	33,089	12.09
Houston, TX	Retail	.7	25,005	15.70
Selden, NY	Retail	.7	14,550	26.05
Deptford, NJ	Retail	.7	25,358	14.90
Eugene, OR(8)	Retail	.7	24,978	15.66
El Paso, TX(8)	Retail	.7	25,000	14.54
Duluth, GA(4)	Retail	.7	50,260	6.88
Lexington, KY(4)	Retail	.7	30,173	11.78
Virginia Beach, VA(4)	Retail	.7	58,937	6.44
Richmond, VA(4)	Retail	.7	38,788	9.93
Amarillo, TX(4)	Retail	.7	72,227	5.31
Newark, DE	Retail	.6	23,547	14.00
Durham, NC	Industrial	.6	46,181	14.00
Houston, TX	Retail	.6	20,087	15.50
Hyannis, MA	Retail	.6	9,750	30.07
Newport News, VA(4)	Retail	.6	49,865	6.69
Hauppauge, NY	Retail	.5	7,000	40.73
Gurnee, IL(4)	Retail	.5	22,768	12.21
Pinellas Park, FL	Industrial	.5	53,064	5.03
Crystal Lake, IL	Retail	.5	32,446	8.00
Somerville, MA	Retail	.5	12,054	23.23
Batavia, NY(8)	Retail	.5	23,483	12.10

Location	Type of Property	Percentage of 2014 Contractual Rental Income	Approximate Square Footage of Building	2014 Contractual Rental Income per Square Foot
Carrollton, GA	Retail	.5	6,012	41.74
Cartersville, GA	Retail	.5	5,635	42.02
Bluffton, SC(4)	Retail	.5	35,011	7.47
Ann Arbor, MI	Retail	.4	7,945	27.47
Island Park, NY	Retail	.4	6,125	37.55
Bolingbrook, IL	Retail	.4	33,111	6.10
W. Hartford, CT(11)	Retail	.4	—	—
Cape Girardeau, MO	Retail	.4	13,502	14.71
Kennesaw, GA	Retail	.4	4,051	47.99
Miamisburg, OH	Industrial	.4	35,707	5.48
Lawrenceville, GA	Retail	.4	4,025	46.28
Everett, MA	Retail	.4	18,572	10.08
Myrtle Beach, SC	Retail	.4	6,734	29.39
Concord, NC	Retail	.4	4,749	38.99
Vicksburg, MS	Retail	.4	2,790	71.68
Richmond, VA	Retail	.4	9,367	23.86
Greensboro, NC	Retail	.4	6,655	33.43
Killeen, TX	Retail	.3	7,470	24.25
Marston Mills, MA	Retail	.3	8,775	18.00
Houston, TX	Retail	.3	12,000	14.00
Monroeville, PA	Retail	.3	6,051	23.00
Flowood, MS	Retail	.3	4,505	39.89
D'Iberville, MS	Retail	.3	2,650	63.68
Vicksburg, MS	Retail	.3	4,505	36.42
Bastrop, LA	Retail	.3	2,607	66.53
Monroe, LA	Retail	.3	2,756	62.93
Kentwood, LA	Retail	.3	2,578	65.46
Monroe, LA	Retail	.3	2,806	59.02
Gettysburg, PA	Retail	.3	2,944	44.94
West Palm Beach, FL	Industrial	.2	10,361	11.80
Lawrence, KS	Retail	.2	8,600	12.21
Palmyra, PA	Retail	.2	2,798	42.21
Reading, PA	Retail	.2	2,754	42.36
Hanover, PA	Retail	.2	2,702	47.79
Trexlertown, PA	Retail	.2	3,004	37.46
Reading, PA	Retail	.2	2,551	45.02
Seattle, WA	Retail	.2	3,038	21.40
Rosenberg, TX	Retail	.1	8,000	7.99
Grand Rapids, MI(12)	Health & Fitness	.1	72,000.41
Grand Rapids, MI(12)	Health & Fitness	.1	130,000.40
Melville, NY(13)	Industrial	—	51,351	—

		100%	5,393,346

(1)
This property is leased to twelve tenants. Contractual rental income per square foot excludes 2,200 vacant square feet.

(2)
The property is a supermarket. Additional parking for such property is identified in note 11 below.

(3)
Contractual rental income per square foot excludes 2,130 vacant square feet.

(4)
This property is leased to a retail furniture operator.

(5)
This property has three tenants. Approximately 43% of the square footage is leased to a retail office supply operator.

(6)
Contractual rental income per square foot excludes 15,000 vacant square feet.

(7)
This property has 15 tenants. Contractual rental income per square foot excludes 3,778 vacant square feet.

(8)
This property is leased to a retail office supply operator.

(9)
This property has two tenants. Approximately 48% of the square footage is leased to a retail office supply operator.

(10)
This property has two tenants.

(11)
This property is the additional parking lot for the property identified in note 2 above.

(12)
This property was sold in February 2014.

(13)
In January 2014, we leased this property for approximately $9.25 per square foot.

  Properties Owned by Joint Ventures

        The following table summarizes the specified information about the properties owned by joint ventures in which we are a venture partner. We own a 50% economic interest in each joint venture:

Location	Type of Property	Percentage of our Share of the Aggregate Rent Payable in 2014 to our Joint Ventures	Approximate Square Footage of Building(1)	2014 Contractual Rental Income per Square Foot
Lincoln, NE	Retail	40.5%	112,260	$10.75
Milwaukee, WI	Industrial	37.8	927,685	1.21
Savannah, GA	Retail	12.3	45,973	7.95
Savannah, GA	Retail	8.3	101,550	2.44
Savannah, GA	Retail	1.1	7,959	4.30

		100%	1,195,427

(1)
Approximate square footage indicated represents the total rentable square footage of the property owned by the joint venture.

  Geographic Concentration

        As of December 31, 2013, the 104 properties owned by us are located in 28 states. The following table sets forth certain information, presented by state, related to our properties as of December 31, 2013:

State	Number of Properties	2014 Contractual Rental Income	Percentage of 2014 Contractual Rental Income	Approximate Building Square Feet
Texas	12	$6,582,470	12.4%	532,784
New York	9	5,484,821	10.3	445,879
New Jersey	4	5,236,040	10.0	289,531
South Carolina	4	4,150,166	7.8	1,046,528
Georgia	10	4,043,987	7.6	318,466
Pennsylvania	9	3,946,119	7.4	383,404
North Carolina	6	3,148,848	5.9	249,013
Maryland	1	2,466,630	4.6	367,000
Illinois	6	2,198,573	4.1	195,883
Ohio	4	2,167,850	4.1	270,851
Connecticut	2	1,561,013	2.9	47,174
Florida	4	1,519,120	2.9	109,330
Virginia	4	1,321,668	2.5	156,957
Louisiana	5	1,318,785	2.5	64,976
Tennessee	1	1,160,320	2.2	35,330
Other	23	6,749,596	12.8	880,240

	104	$53,056,006	100%	5,393,346

        The following table sets forth certain information, presented by state, related to the properties owned by our joint ventures as of December 31, 2013:

State	Number of Properties	Our Share of Rent Payable in 2014 to Our Joint Ventures	Approximate Building Square Feet
Nebraska	1	$603,594	112,260
Wisconsin	1	562,500	927,685
Georgia	3	323,645	155,482

	5	$1,489,739	1,195,427

Mortgage Debt

        At December 31, 2013, we had:

  •
  51 first mortgages on 73 of our 104 properties; and

  •
  $278 million of mortgage debt outstanding with a weighted average interest rate of 5.22% and a weighted average maturity of nine years. Substantially all of such mortgage debt bears fixed interest at rates ranging from 3.13% to 8.80% and contains prepayment penalties.

        The following table sets forth scheduled principal mortgage payments due for our properties as of December 31, 2013:

YEAR	PRINCIPAL PAYMENTS DUE (Dollars in Thousands)
2014	$36,172	(1)
2015	14,643
2016	32,679
2017	44,595
2018	18,696
Thereafter	131,260

Total	$278,045

(1)
In February 2014, we refinanced approximately $16.26 million in principal amount of such debt scheduled to mature in May 2014. As a result of this refinancing, which is not reflected in this table, approximately $19.75 million in principal amount of mortgage debt with an annual interest rate of 4.75% (interest only for five years and amortizing on a 30-year schedule thereafter) becomes due in 2024. See "Item 9B. Other Information".

        At December 31, 2013, our joint ventures had first mortgages on four properties with outstanding balances aggregating approximately $17.8 million, bearing interest at rates ranging from 5.81% to 6% with a weighted average interest rate of 5.86%. Substantially all of these mortgages contain prepayment penalties. The following table sets forth the scheduled principal mortgage payments due for properties owned by our joint ventures as of December 31, 2013, and assumes no payment is made on principal on any outstanding mortgage in advance of its due date:

YEAR	PRINCIPAL PAYMENTS DUE (Dollars in Thousands)
2014	$613
2015	13,556
2016	94
2017	101
2018	3,429

Total	$17,793

        The mortgages on our properties are generally non-recourse, subject to standard carve-outs. The term "standard carve-outs" refers to recourse items to an otherwise non-recourse mortgage and are customary to mortgage financing. While carve-outs vary from lender to lender and transaction to transaction, the carve-outs may include, among other things, voluntary bankruptcy filings, environmental liabilities, the sale, financing or encumbrance of the property in violation of loan documents, damage to property as a result of intentional misconduct or gross negligence, failure to pay valid taxes and other claims which could create liens on property and the conversion of security deposits, insurance proceeds or condemnation awards.

Item 3.    Legal Proceedings.

        Not applicable.

Item 4.    Mine Safety Disclosures.

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

	2013			2012
Quarter Ended	High	Low	Dividend Per Share(1)	High	Low	Dividend Per Share(1)
March 31	$24.36	$20.65	$.35	$19.44	$16.25	$.33
June 30	27.74	21.28	.35	19.99	16.87	.33
September 30	24.58	19.75	.35	20.36	18.15	.33
December 31	22.24	19.60	.37	20.88	17.52	.35

(1)
The dividends in the fourth quarter of 2013 and 2012 were distributed on January 3, 2014 and January 4, 2013, respectively.

        As of March 12, 2014, there were approximately 332 holders of record of our common stock.

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

 Stock Performance Graph

        The following graph compares the performance of our common stock with the Standard and Poor's 500 Index and a peer group index of publicly traded equity real estate investment trusts prepared by the National Association of Real Estate Investment Trusts. As indicated, the graph assumes $100 was invested on December 31, 2008 in our common stock and assumes the reinvestment of dividends.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURNS

	December 31,
	2008	2009	2010	2011	2012	2013
OLP	$100.00	$106.20	$217.68	$233.92	$308.44	$326.32
S&P 500	100.00	126.46	145.50	148.58	172.35	228.17
FTSE NAREIT Equity REITs Index	100.00	127.99	163.78	177.35	209.38	214.55

  Issuer Purchases of Equity Securities

        We did not repurchase any shares of our outstanding common stock in October, November or December 2013.

Item 6.    Selected Financial Data.

        The following table sets forth the selected consolidated statement of operations data for each of the periods indicated, all of which are derived from our audited consolidated financial statements and related notes. The selected financial data for each of 2013, 2012 and 2011 should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on

Form 10-K and in "Management's Discussion and Analysis of Financial Condition and Results of Operations," below, where this data is discussed in more detail.

	As of and for the Year Ended December 31, (Amounts in thousands, except per share data)
	2013	2012	2011	2010	2009
OPERATING DATA(1)
Rental income, net	$50,979	$43,793	$40,784	$36,715	$35,174	(2)
Real estate acquisition costs	921	823	213	1,010	59
Equity in earnings of unconsolidated joint ventures	651	1,368	914	992	1,085
Income from continuing operations	17,409	11,328	11,088	6,990	10,145
Income from discontinued operations	515	20,980	2,632	2,316	9,496
Net income attributable to One Liberty Properties, Inc.	17,875	32,320	13,724	9,306	19,641
Weighted average number of common shares outstanding:
Basic	14,948	14,427	13,801	11,465	10,651
Diluted	15,048	14,527	13,851	11,510	10,812
Net income per common share—basic
Income from continuing operations	$1.12	$.77	$.77	$.61	$.95
Income from discontinued operations	.03	1.41	.19	.20	.89

Net income	$1.15	$2.18	$.96	$.81	$1.84

Net income per common share—diluted
Income from continuing operations	$1.11	$.76	$.77	$.61	$.94
Income from discontinued operations	.03	1.40	.19	.20	.88

Net income	$1.14	$2.16	$.96	$.81	$1.82

Cash distributions per share of common stock	$1.42	$1.34	$1.32	$1.23	$.08
Stock distributions per share of common stock	—	—	—	—	$.80
BALANCE SHEET DATA(1)
Real estate investments, net	$496,187	$405,161	$370,617	$360,779	$300,227
Properties held for sale and related assets	5,177	5,364	22,481	33,829	38,468
Investment in unconsolidated joint ventures	4,906	19,485	7,170	6,769	7,635
Cash and cash equivalents	16,631	14,577	12,668	7,732	28,036
Total assets	571,898	481,166	452,821	436,362	400,097
Mortgages payable	278,045	225,971	190,967	199,989	177,767
Mortgages payable—properties held for sale	—	—	6,970	7,058	4,162
Due under line of credit	23,250	—	20,000	36,200	27,000
Total liabilities	321,808	243,107	233,874	257,179	219,969
Total equity	250,090	238,059	218,947	179,183	180,128
OTHER DATA(3)(4)
Funds from operations	$25,845	$23,775	$22,825	$18,160	$23,501
Funds from operations per common share:
Basic	$1.68	$1.60	$1.61	$1.58	$2.21
Diluted	$1.67	$1.59	$1.61	$1.58	$2.17
Adjusted funds from operations	$24,663	$22,577	$21,430	$17,030	$22,293
Adjusted funds from operations per common share:
Basic	$1.60	$1.52	$1.51	$1.49	$2.09
Diluted	$1.59	$1.51	$1.51	$1.48	$2.06

(1)
Certain amounts reported in prior years have been reclassified to conform to the current year's presentation. Specifically, amounts for prior years have been reclassified (i) for discontinued operations and (ii) with respect to our tenant-in-common interest, from an investment in real estate to an investment in an unconsolidated joint venture for 2011 and prior periods.

(2)
Includes a lease termination fee of $1.78 million.

(3)
See "—Funds from Operations and Adjusted Funds from Operations" for a discussion of the limitations on such data and a reconciliation of such data to our financial information presented in accordance with GAAP.

(4)
Amounts reported in 2009 have been adjusted to add back impairment charges in accordance with NAREIT's (as defined) guidance.

Funds from Operations and Adjusted Funds from Operations

        We compute funds from operations, or FFO, in accordance with the "White Paper on Funds From Operations" issued by the National Association of Real Estate Investment Trusts ("NAREIT") and NAREIT's related guidance. FFO is defined in the White Paper as net income (computed in accordance with generally accepting accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, plus impairment write-downs of depreciable real estate and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. In computing FFO, we do not add back to net income the amortization of costs in connection with our financing activities or depreciation of non-real estate assets. Since the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one REIT to another. We compute adjusted funds from operations, or AFFO, by deducting from FFO our straight-line rent accruals and amortization of lease intangibles (including our share of our unconsolidated joint ventures).

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

        Management recognizes that there are limitations in the use of FFO and AFFO. In evaluating our performance, management is careful to examine GAAP measures such as net income and cash flows from operating, investing and financing activities. Management also prepares and reviews the reconciliation of net income to FFO and AFFO.

        The table below provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for each of the indicated years (amounts in thousands):

	2013	2012	2011	2010	2009
Net income	$17,875	$32,320	$13,724	$9,306	$19,641
Add: depreciation of properties	11,891	9,857	9,364	8,606	8,779
Add: our share of depreciation in unconsolidated joint ventures	517	849	595	537	545
Add: impairment charges	62	—	—	—	229
Add: amortization of deferred leasing costs	152	109	74	53	64
Add: our share of amortization of deferred leasing cost in unconsolidated joint ventures	8	82	—	—	—
Add: Federal excise tax relating to gain on sales	45	290	—	—	—
Deduct: gain on sales of real estate	—	(19,732)	(932)	(235)	(5,757)
Deduct: net gains on sales of real estate of unconsolidated joint ventures	(4,705)	—	—	(107)	—

Funds from operations	25,845	23,775	22,825	18,160	23,501
Deduct: straight line rent accruals and amortization of lease intangibles	(1,273)	(1,352)	(1,430)	(1,129)	(1,108)
Deduct: our share of straight line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	91	154	35	(1)	(100)

Adjusted funds from operations	$24,663	$22,577	$21,430	$17,030	$22,293

        The table below provides a reconciliation of net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO:

	2013	2012	2011	2010	2009
Net income	$1.14	$2.16	$.96	$.81	$1.82
Add: depreciation of properties	.78	.66	.66	.75	.81
Add: our share of depreciation in unconsolidated joint ventures	.03	.06	.05	.05	.05
Add: impairment charges	.01	—	—	—	.02
Add: amortization of deferred leasing costs	.01	.01	.01	—	—
Add: our share of amortization of deferred leasing cost in unconsolidated joint ventures	—	—	—	—	—
Add: Federal excise tax relating to gain on sales	—	.02	—	—	—
Deduct: gain on sales of real estate	—	(1.32)	(.07)	(.02)	(.53)
Deduct: net gains on sales of real estate of unconsolidated joint ventures	(.30)	—	—	(.01)	—

Funds from operations	1.67	1.59	1.61	1.58	2.17
Deduct: straight line rent accruals and amortization of lease intangibles	(.08)	(.09)	(.10)	(.10)	(.10)
Deduct: our share of straight line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	.01	—	—	(.01)

Adjusted funds from operations	$1.59	$1.51	$1.51	$1.48	$2.06

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        We are a self-administered and self-managed real estate investment trust. We acquire, own and manage a geographically diversified portfolio of retail, industrial, health and fitness, office, flex and other properties, a substantial portion of which are leased under long-term net leases. As of December 31, 2013, we own 104 properties (including two properties located in Michigan that were sold in February 2014) and our joint ventures own five properties. These 109 properties are located in 29 states.

        We face a variety of risks and challenges in our business. As more fully described under Item 1A. Risk Factors, we, among other things, face the possibility we will not be able to acquire accretive properties on acceptable terms, lease our properties on terms favorable to us or at all, our tenants may not be able to pay their rental and other obligations and we may not be able to renew or relet, on acceptable terms, leases that are expiring.

        We seek to manage the risk of our real property portfolio by diversifying among types of properties and industries, locations, tenants and scheduled lease expirations. As a result:

  •
  57.3%, 17.5%, 7.0%, 6.5%, 5.6% and 6.1% of our 2014 contractual rental income is derived from retail, industrial, flex, office, health and fitness, and other properties, respectively,

  •
  no tenant accounts for 10% or more of our 2014 contractual rental income,

  •
  properties in only three states account for 10% or more of 2014 contractual rental income, and

  •
  through 2022, there are two years in which the percentage of our contractual rental income represented by expiring leases exceeds 10% of our 2014 contractual rental income and approximately 40.0% of our 2014 contractual rental income is represented by leases expiring in 2023 and thereafter.

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

2013 Highlights and Recent Developments

        In 2013:

  •
  our rental income increased by $7.19 million, or 16.4%, from 2012,

  •
  our income from continuing operations increased by $6.08 million, or 53.7%, from 2012,

  •
  we purchased for an aggregate purchase price of $107.5 million, eleven properties representing approximately $7.9 million of 2014 contractual rental income,

  •
  in connection and contemporaneously with the acquisition in 2013 of three properties with an aggregate purchase price of $77.5 million, we obtained mortgage financing aggregating $51.9 million, and

  •
  we recorded an aggregate gain of $4.71 million in connection with the sales of our equity interest in our Plano, Texas joint venture and our tenant-in-common interest in a California property.

        In February 2014, contemporaneously with the expiration of the related leases, we sold two health and fitness facilities in Michigan. At December 31, 2013, we recorded the related impairment charge of $62,000.

Results of Operations

Comparison of Years Ended December 31, 2013 and 2012

Revenues

        The following table compares rental income for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2013	2012		% Change
Rental income, net	$50,979	$43,793	$7,186	16.4%

        Rental income, net.    The increase is primarily due to rental income of $2.86 million earned from eleven properties acquired in 2012 and $3.3 million from eleven properties acquired in 2013. Real estate tax and expense reimbursements from tenants (primarily from seven properties acquired since February 2012) of $747,000 also contributed to the increase.

        We estimate that the rental income in 2014 (calculated on a straight line basis and excluding tenant reimbursements) from the eleven properties we acquired in 2013 will be approximately $8.9 million.

Operating Expenses

        The following table compares operating expenses for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2013	2012		% Change
Operating expenses:
Depreciation and amortization	$11,919	$9,564	$2,355	24.6%
General and administrative	7,801	7,317	484	6.6
Federal excise and state taxes	255	457	(202)	(44.2)
Real estate expenses	3,213	2,618	595	22.7
Leasehold rent	308	308	—	—
Real estate acquisition costs	921	823	98	11.9

Total operating expenses	24,417	21,087	3,330	15.8

Operating income	$26,562	$22,706	$3,856	17.0

        Depreciation and amortization expense.    Approximately $1.3 million and $880,000 of the increase is due to depreciation expense on the properties we acquired in 2013 and 2012, respectively. The balance of the increase is primarily due to depreciation on improvements to properties. We estimate that the expense in 2014 related to the eleven properties acquired in 2013 will be approximately $3.5 million.

        General and administrative expenses.    Contributing to the increase were increases of (i) $217,000 in non-cash compensation expense primarily related to the increase in the number of restricted stock awards granted and the higher fair value of such awards at the time of grant and (ii) $145,000 in payroll and payroll related expenses due to higher compensation levels and an increase in medical insurance.

        Federal excise and state taxes.    State taxes were $210,000 in 2013 compared to $167,000 in 2012. We are subject to a Federal excise tax of 4% to the extent that the sum of (i) 85% of our ordinary taxable income, (ii) 95% of our capital gains and (iii) any undistributed taxable income from the prior year exceeds our distributions paid in such year. We incurred Federal excise tax of $45,000 in 2013 (net of an approximate $110,000 over-accrual for such tax in 2012) and $290,000 in 2012 because our calendar year distributions in the applicable year was less than the total of these amounts.

        Real estate expenses.    Contributing to the increase was the expense related to a property acquired in July 2013 and the inclusion, for a full year, of the expense related to a property acquired in November 2012.

  Other Income and Expenses

        The following table compares other income and expenses for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2013	2012		% Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$651	$1,368	$(717)	(52.4)%
Gain on disposition of real estate—unconsolidated joint venture	2,807	—	2,807	n/a
Gain on sale—unconsolidated joint venture interest	1,898	—	1,898	n/a
Other income	97	241	(144)	(59.8)
Interest:
Expense	(13,716)	(12,532)	1,184	9.4
Amortization of deferred financing costs	(890)	(774)	116	15.0
Gain on sale of real estate	—	319	(319)	100.0
Income from continuing operations	17,409	11,328	6,081	53.7

        Equity in earnings of unconsolidated joint ventures.    The decrease is attributable substantially to the following factors: (i) the sale in May 2013 of a property owned by us and another entity as tenants-in-common resulting in a decrease of $515,000, including a $148,000 mortgage prepayment penalty incurred as a result of the sale, and (ii) the inclusion in 2012 of our share of the net settlement entered into with a former tenant which accounted for $230,000 of the decrease.

        Gain on disposition of real estate—unconsolidated joint venture.    In May 2013, the property in which we held a tenant-in-common interest was sold and we recorded a gain of $2,807,000. There was no comparable gain in 2012.

        Gain on sale—unconsolidated joint venture interest.    In April 2013, we sold our 90% equity interest in our Plano, Texas unconsolidated joint venture and recorded a gain of $1,898,000. There was no comparable gain in 2012.

        Other income.    The 2012 results include a $199,000 recovery from an insurance claim. There was no comparable income in 2013.

        Interest expense.    The following table summarizes interest expense for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2013	2012		% Change
Interest expense:
Credit line interest	$501	$852	$(351)	(41.2)%
Mortgage interest	13,215	11,680	1,535	13.1

Total	$13,716	$12,532	$1,184	9.4

  Credit line interest

        The decrease is due to the $7.8 million decrease from $14.6 million in 2012 to $6.8 million in 2013 in the weighted average balance outstanding under our line of credit. The weighted average balance decreased due to repayments on the facility with proceeds from the sales and financing of several properties in 2012 and 2013 and from the sale of our common stock.

  Mortgage interest

        The following table reflects the interest rate on our mortgage debt and principal amount of outstanding mortgage debt, in each case on a weighted average basis:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2013	2012		% Change
Interest rate on mortgage debt	5.41%	5.78%	(0.37)%	(6.4)%
Principal amount of mortgage debt	$244,444	$202,190	$42,254	20.9

        The increase in mortgage interest expense is due to the increase in the weighted average amount of mortgage debt outstanding, partially offset by a decrease in the weighted average interest rate on outstanding mortgage debt. The increase in the weighted average balance outstanding is due to the incurrence of mortgage debt of $80 million in connection with properties acquired in 2012 and 2013 and the financing or refinancing of $22.9 million, net of refinanced amounts, in connection with properties acquired in prior years. The decrease in the weighted average interest rate is due to the financing (including financings effectuated in connection with acquisitions) or refinancing in 2012 and 2013 of $140.2 million of gross new mortgage debt with a weighted average interest rate of approximately 4.8%.

        We estimate that the mortgage interest expense associated with the five properties acquired in 2013 with mortgage debt (including mortgage debt placed subsequent to the purchase), will be approximately $2.6 million in 2014. Interest expense for these five properties in 2013 was $993,000.

        Amortization of deferred financing costs.    The increase is due to $63,000 of amortization incurred in connection with financings on eight properties we acquired in 2013 and 2012 and $48,000 is due to additional costs relating to the amendment to our line of credit in August 2012.

Discontinued Operations

        The following table compares discontinued operations for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2013	2012		% Change
Discontinued operations:
Income from operations	$577	$1,567	$(990)	(63.2)%
Impairment charge	(62)	—	(62)	n/a
Net gain on sales	—	19,413	(19,413)	100.0

Income from discontinued operations	$515	$20,980	$(20,465)	(97.5)

        Income from discontinued operations for 2013 includes the results of operations for two properties sold in February 2014 for which a $62,000 impairment charge was recorded. For 2012, income from discontinued operations includes the results of operations and the gain on sale of five of our properties sold in 2012, as well as the results of operations for the two properties sold in February 2014.

Comparison of Years Ended December 31, 2012 and 2011

Revenues

        The following table compares rental income for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2012	2011		% Change
Rental income, net	$43,793	$40,874	$2,919	7.1%

        Rental income, net.    The increase is attributable to rental revenues of $3.30 million earned from 17 properties acquired by us beginning March 2011 (of which $1.3 million is attributable to properties acquired in 2012), and $153,000 of real estate tax and expense reimbursements from tenants (primarily from properties we acquired since July 2011). Partially offsetting the increase was the net decrease of approximately $637,000 in rental revenue resulting from the contribution, on February 6, 2012, of a property located in Plano, TX, which we refer to as the Plano Property, to an unconsolidated joint venture.

Operating Expenses

        The following table compares operating expenses for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2012	2011		% Change
Operating expenses:
Depreciation and amortization	$9,564	$8,792	$772	8.8%
General and administrative	7,317	6,849	468	6.8
Federal excise and state taxes	457	168	289	172.0
Real estate expenses	2,618	2,331	287	12.3
Leasehold rent	308	308	—	—
Real estate acquisition costs	823	213	610	286.4

Total operating expenses	21,087	18,661	2,426	13.0

Operating income	$22,706	$22,213	$493	2.2

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

        Federal excise and state taxes.    We incurred a Federal excise tax of $290,000. There was no corresponding Federal excise tax expense in the prior year.

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

  Other Income and Expenses

        The following table compares other income and expenses for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2012	2011		% Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$1,368	$914	$454	49.7%
Gain on settlement of debt	—	1,240	(1,240)	100.0
Other income (loss)	241	(35)	276	788.6
Interest:
Expense	(12,532)	(12,429)	103	0.8
Amortization of deferred financing costs	(774)	(815)	(41)	(5.0)
Gain on sale of real estate	319	—	319	n/a
Income from continuing operations	11,328	11,088	240	2.2

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

        Other income (loss).    The results for 2012 include a $199,000 settlement with the carrier of a commercial crime insurance policy relating to our claim against our former president. The loss for 2011 includes an impairment charge recorded on marketable securities that had unrealized losses of $126,000 and that were sold in January 2012.

        Interest expense.    The following table summarizes interest expense for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2012	2011		% Change
Interest expense:
Credit line interest	$852	$987	$(135)	(13.7)%
Mortgage interest	11,680	11,442	238	2.1

Total	$12,532	$12,429	$103	0.8%

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

  Mortgage interest

        The following table reflects the interest rate on our mortgage debt and principal amount of outstanding mortgage debt, in each case on a weighted average basis:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2012	2011		% Change
Interest rate on mortgage debt	5.87%	6.16%	(.29)%	(4.7)%
Principal amount of mortgage debt	$199,014	$185,770	$13,244	7.1

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

Discontinued Operations

        The following table compares discontinued operations for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2012	2011		% Change
Discontinued operations:
Income from operations	$1,567	$1,700	$(133)	(7.8)%
Net gain on sales	19,413	932	18,481	1,983.0

Income from discontinued operations	$20,980	$2,632	$18,348	697.1

        Income from discontinued operations includes the income from operations and gain on sale of six of our properties, five of which were sold during 2012 and one of which was sold in 2011.

Liquidity and Capital Resources

        Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our revolving credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of our equity securities and property sales. Our available liquidity at March 12, 2014 was approximately $69.4 million, including approximately $7.2 million of cash and cash equivalents (net of the credit facility's required $7.5 million deposit maintenance balance) and $62.2 million available under our revolving credit facility.

  Liquidity and Financing

        We expect to meet substantially all of our operating cash requirements (including dividend and mortgage amortization payments) from cash flow from operations. To the extent that cash flow from operations is not adequate to cover all of our operating needs, we will be required to use our available cash and cash equivalents or draw on our credit line (to the extent permitted) to satisfy operating requirements.

        The following table sets forth, as of December 31, 2013, information with respect to our mortgage debt (excluding mortgage debt of our unconsolidated joint ventures), that is payable from January 2014 through December 31, 2016:

(Dollars in thousands)	2014	2015	2016	Total
Amortization payments	$7,535	$7,189	$7,001	$21,725
Principal due at maturity	28,637	7,454	25,678	61,769

Total	$36,172	$14,643	$32,679	$83,494

        At December 31, 2013, the Company's unconsolidated joint ventures had first mortgages on four properties with outstanding balances aggregating approximately $17.8 million, bearing interest at rates ranging from 5.81% to 6.0% (i.e., a 5.86% weighted average interest rate).

        We intend to make debt amortization payments from operating cash flow and, though no assurance can be given that we will be successful in this regard, generally intend to refinance or extend the mortgage loans which mature in 2014 through 2016. We intend to repay the amounts not refinanced or extended from our existing funds and sources of funds, including our available cash and our credit line (to the extent available).

        We continually seek to refinance existing mortgage loans on terms we deem acceptable, in order to generate additional liquidity. Additionally, in the normal course of our business, we sell properties when we determine that it is in our best interests, which also generates additional liquidity. Further, since each of our encumbered properties is subject to a non-recourse mortgage (with standard carve-outs), if our in-house evaluation of the market value of such property is substantially less than the principal balance outstanding on the mortgage loan, we may determine to convey such property to the mortgagee in order to terminate our mortgage obligations, including payment of interest, principal and real estate taxes, with respect to such property.

        Typically, we utilize funds from our credit facility to acquire a property and, thereafter secure long-term, fixed rate mortgage debt on such property. We apply the proceeds from the mortgage loan to repay borrowings under the credit facility, thus providing us with the ability to re-borrow under the credit facility for the acquisition of additional properties. As a result, in order to grow our business, it is important to have a credit facility in place. Additionally in connection with the acquisition of a number of larger properties during 2013, we arranged for contemporaneous mortgage financing covering a major portion of the applicable purchase price.

Credit Facility

        We can borrow up to $75 million pursuant to our revolving credit facility which is available to us for the acquisition of commercial real estate, repayment of mortgage debt, property improvements and general working capital purposes; provided, that if used for property improvements and working capital purposes, the amount outstanding for such purposes will not exceed the lesser of $15 million and 15% of the borrowing base and if used for working capital purposes, will not exceed $10 million. The facility matures on March 31, 2015 and bears interest at the greater of (i) 90 day LIBOR plus 3% and (ii) 4.75%. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $75 million. The credit facility requires the maintenance of $7.5 million in average deposit balances.

        The terms of our revolving credit facility include certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At December 31, 2013, we were in compliance in all material respects with the covenants under this facility.

Contractual Obligations

        The following sets forth our contractual obligations as of December 31, 2013:

	Payment due by period
(Dollars in thousands)	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Contractual Obligations
Mortgages payable—interest and amortization(1)	$193,898	$22,258	$37,751	$30,197	$103,692
Mortgages payable—balances due at maturity(1)	176,563	28,637	33,132	49,433	65,361
Credit facility(2)	23,250	—	23,250	—	—
Purchase obligations(3)	17,300	3,270	6,630	6,542	858

Total	$411,011	$54,165	$100,763	$86,172	$169,911

(1)
Does not give effect to financings and refinancings completed after December 31, 2013. See "Item 9B. Other Information."

(2)
Represents the amount outstanding at December 31, 2013. We may borrow up to $75 million under such facility.

(3)
Includes $2.9 million payable annually pursuant to the compensation and services agreement (at the rate in effect at December 31, 2013 and assuming such agreement continues for only five years), amounts payable for office space leased from a related party and amounts payable pursuant to a ground lease.

        As of December 31, 2013, we had $278.0 million of mortgage debt outstanding (excluding mortgage indebtedness of our unconsolidated joint ventures), all of which is non-recourse (subject to standard carve-outs). We expect that mortgage interest and amortization payments (excluding repayments of principal at maturity) of approximately $60.0 million due through 2016 will be paid primarily from cash generated from our operations. We anticipate that debt obligations due through 2016 of approximately $61.8 million will be paid primarily from cash and cash equivalents and mortgage financings and refinancings. If we are unsuccessful in refinancing our existing indebtedness or financing our unencumbered properties, our cash flow, funds available under our credit facility and available cash, if any, may not be sufficient to repay all debt obligations when payments become due, and we may need to issue additional equity, obtain long or short-term debt, or dispose of properties on unfavorable terms.

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

        At December 31, 2013, we had 13 interest rate swap agreements outstanding (including one held by two of our unconsolidated joint ventures). The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of December 31, 2013, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and net unrealized gain on derivative instruments would have increased by approximately $3.71 million. If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and net unrealized gain on derivative instruments would have decreased by approximately $3.70 million. These changes would not have any impact on our net income or cash.

        Our mortgage debt, after giving effect to the interest rate swap agreements, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.

        Our credit facility is a revolving variable rate facility which is sensitive to interest rates. Under current market conditions, we do not believe that our risk of material potential losses in future earnings, fair values and/or cash flows from near-term changes in market rates that we consider reasonably possible is material. We assessed the market risk for our revolving credit facility and believe that there is no foreseeable market risk because interest is charged at the greater of (i) 90 day LIBOR plus 3% and (ii) 4.75% per annum. At December 31, 2013, 90 day LIBOR plus 3% was approximately 3.25%; therefore, an increase or decrease of 100 basis points on this interest rate would not have any impact on our interest expense related to this facility.

        The fair market value of our long-term debt is estimated based on discounting future cash flows at interest rates that our management believes reflect the risks associated with long term debt of similar risk and duration.

        The following table sets forth our debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated fair market value at December 31, 2013:

	For the Year Ended December 31,
(Dollars in thousands)	2014	2015	2016	2017	2018	Thereafter	Total	Fair Market Value
Fixed rate:
Long-term debt	$36,172	$14,643	$32,679	$44,594	$18,696	$131,261	$278,045	$283,142
Weighted average interest rate	5.38%	5.29%	5.24%	5.16%	5.17%	5.18%	5.22%	5.0%
Variable rate:
Long-term debt(1)	—	$23,250	—	—	—	—	—	—

(1)
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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992).

        Based on its assessment, our management believes that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

        Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on management's assessment of our internal control over financial reporting. This report appears on page F-1 of this Annual Report on Form 10-K.

Item 9B.    Other Information.

        On January 21, 2014, we acquired for $2.97 million a 12,950 square foot property located in Greensboro, North Carolina that is operated as a retailer of wine and spirits.

        On January 23, 2014, we acquired for $2.14 million a 12,820 square foot property located in Indianapolis, Indiana that is operated as a "Chuck E. Cheese" restaurant.

        On February 25, 2014, we refinanced mortgage debt in principal amount of $16.26 million, maturing in May 2014 and with an annual interest rate of 5.76%. The new mortgage debt is in the principal amount of $19.75 million, has an annual interest rate of 4.75%, matures in 2024, is interest only for five years and amortizes on a 30 year schedule thereafter.

        On March 4, 2014, we obtained mortgage debt of approximately $1.49 million, maturing in 2022, amortizing on a 25 year basis and with an annual interest rate of 5.16%.

        On March 6, 2014, we obtained mortgage debt of $6.5 million, maturing in 2024, amortizing on a 25 year basis and with an annual interest rate of 4.51%.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Apart from certain information concerning our executive officers which is set forth in Part I of this Annual Report, additional information required by this Item 10 shall be included in our proxy statement for our 2014 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2014, and is incorporated herein by reference.

Item 11.    Executive Compensation.

        The information concerning our executive compensation required by this Item 11 shall be included in our proxy statement for our 2014 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2014, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information concerning our beneficial owners and management required by this Item 12 shall be included in our proxy statement for our 2014 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2014 and is incorporated herein by reference.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2013 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under our 2012 Stock Incentive Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(3)
	(a)		(b)	(c)
Equity compensation plans approved by security holders(1)	200,000	(2)	—	487,350
Equity compensation plans not approved by security holders	—		—	—

Total	200,000		—	487,350

(1)
As of December 31, 2013, the only equity compensation plan under which equity compensation may be awarded is our 2012 Incentive Plan, which was approved by our stockholders in June 2012. This plan permits us to grant stock options, restricted stock, restricted stock units and performance based awards to our employees, officers, directors and consultants.

(2)
Represents an aggregate of up to 200,000 shares of common stock issuable pursuant to restricted stock units issued pursuant to our 2009 Incentive Plan. The shares underlying these units vest on June 30, 2017 if and to the extent specified performance or market conditions are satisfied, assuming continued employment.

(3)
Does not give effect to 118,850 restricted stock awards granted January 6, 2014 pursuant to our 2012 Incentive Plan.

Item 13.    Certain Relationships and Related Transactions.

        The information concerning certain relationships, related transactions and director independence required by this Item 13 shall be included in our proxy statement for our 2014 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2014 and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        The information concerning our principal accounting fees required by this Item 14 shall be included in our proxy statement for our 2014 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2014, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)
Documents filed as part of this Report:

(1)
The following financial statements of the Company are included in this Annual Report on Form 10-K:

  (2)
  Financial Statement Schedules:

—Schedule III—Real Estate and Accumulated Depreciation	F-36 through F-39

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
10.6	*
First Amendment to Compensation and Services Agreement effective as of April 1, 2012 between One Liberty Properties, Inc. and Majestic Property Management Corp. (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).
10.7	*	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 15, 2010).
10.8	*	Form of Restricted Stock Award Agreement for the 2009 Incentive Plan (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2010).
10.9	*	Form of Restricted Stock Award Agreement for the 2012 Incentive Plan.
14.1		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to One Liberty Properties, Inc.'s Current Report on Form 8-K filed on March 14, 2006).
21.1		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP
31.1		Certification of President and Chief Executive Officer
31.2		Certification of Senior Vice President and Chief Financial Officer

32.1	Certification of President and Chief Executive Officer
32.2	Certification of Senior Vice President and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

ONE LIBERTY PROPERTIES, INC.
March 17, 2014	By:	/s/ PATRICK J. CALLAN, JR. Patrick J. Callan, Jr. President and Chief Executive Officer

        Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ MATTHEW J. GOULD Matthew J. Gould	Chairman of the Board of Directors	March 17, 2014
/s/ FREDRIC H. GOULD Fredric H. Gould	Vice Chairman of the Board of Directors	March 17, 2014
/s/ PATRICK J. CALLAN, JR. Patrick J. Callan, Jr.	President, Director and Chief Executive Officer (Principal Executive Officer)	March 17, 2014
/s/ JOSEPH A. AMATO Joseph A. Amato	Director	March 17, 2014
/s/ CHARLES BIEDERMAN Charles Biederman	Director	March 17, 2014
/s/ JAMES J. BURNS James J. Burns	Director	March 17, 2014
/s/ JOSEPH A. DELUCA Joseph A. DeLuca	Director	March 17, 2014
/s/ JEFFREY A. GOULD Jeffrey A. Gould	Director	March 17, 2014

Signature	Title	Date

/s/ LOUIS P. KAROL Louis P. Karol	Director	March 17, 2014
/s/ J. ROBERT LOVEJOY J. Robert Lovejoy	Director	March 17, 2014
/s/ EUGENE I. ZURIFF Eugene I. Zuriff	Director	March 17, 2014
/s/ DAVID W. KALISH David W. Kalish	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 17, 2014
/s/ KAREN DUNLEAVY Karen Dunleavy	Vice President, Financial (Principal Accounting Officer)	March 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
One Liberty Properties, Inc. and Subsidiaries

        We have audited One Liberty Properties, Inc. and Subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, One Liberty Properties, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of One Liberty Properties, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2013 of the Company and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 17, 2014

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
One Liberty Properties, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of One Liberty Properties, Inc. and Subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of One Liberty Properties, Inc. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), One Liberty Properties, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 17, 2014

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in Thousands, Except Par Value)

	December 31,
	2013	2012
ASSETS
Real estate investments, at cost
Land	$153,529	$136,727
Buildings and improvements	413,829	329,486

Total real estate investments, at cost	567,358	466,213
Less accumulated depreciation	71,171	61,052

Real estate investments, net	496,187	405,161
Properties held-for-sale	5,177	5,364
Investment in unconsolidated joint ventures	4,906	19,485
Cash and cash equivalents	16,631	14,577
Unbilled rent receivable	13,743	12,629
Unamortized intangible lease assets	26,035	16,491
Escrow, deposits and other assets and receivables	5,690	3,741
Investment in BRT Realty Trust at market (related party)	262	241
Unamortized deferred financing costs	3,267	3,477

Total assets	$571,898	$481,166

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable	$278,045	$225,971
Line of credit	23,250	—
Dividends payable	5,806	5,252
Accrued expenses and other liabilities	7,790	6,584
Unamortized intangible lease liabilities	6,917	5,300

Total liabilities	321,808	243,107

Commitments and contingencies	—	—
Equity:
One Liberty Properties Inc. stockholders' equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized; 15,221 and 14,598 shares issued and outstanding	15,221	14,598
Paid-in capital	210,324	196,107
Accumulated other comprehensive loss	(490)	(1,578)
Accumulated undistributed net income	23,877	28,001

Total One Liberty Properties, Inc. stockholders' equity	248,932	237,128
Non-controlling interests in joint ventures	1,158	931

Total equity	250,090	238,059

Total liabilities and equity	$571,898	$481,166

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Amounts in Thousands, Except Per Share Data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Rental income, net	$50,979	$43,793	$40,874

Operating expenses:
Depreciation and amortization	11,919	9,564	8,792
General and administrative (including $2,681, $2,681 and $2,687 to related parties)	7,801	7,317	6,849
Federal excise and state taxes	255	457	168
Real estate expenses (including $600 in each year to related party)	3,213	2,618	2,331
Leasehold rent	308	308	308
Real estate acquisition costs	921	823	213

Total operating expenses	24,417	21,087	18,661

Operating income	26,562	22,706	22,213
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	651	1,368	914
Gain on disposition of real estate—unconsolidated joint venture	2,807	—	—
Gain on sale—unconsolidated joint venture interest	1,898	—	—
Gain on settlement of debt	—	—	1,240
Other income (loss)	97	241	(35)
Interest:
Expense	(13,716)	(12,532)	(12,429)
Amortization of deferred financing costs	(890)	(774)	(815)
Gain on sale of real estate	—	319	—

Income from continuing operations	17,409	11,328	11,088

Discontinued operations:
Income from operations	577	1,567	1,700
Impairment charge	(62)	—	—
Net gain on sales	—	19,413	932

Income from discontinued operations	515	20,980	2,632

Net income	17,924	32,308	13,720
Less net (income) loss attributable to non-controlling interests	(49)	12	4

Net income attributable to One Liberty Properties, Inc.	$17,875	$32,320	$13,724

Weighted average number of common shares outstanding:
Basic	14,948	14,427	13,801

Diluted	15,048	14,527	13,851

Per common share attributable to common stockholders—basic:
Income from continuing operations	$1.12	$.77	$.77
Income from discontinued operations	.03	1.41	.19

	$1.15	$2.18	$.96

Per common share attributable to common stockholders—diluted:
Income from continuing operations	$1.11	$.76	$.77
Income from discontinued operations	.03	1.40	.19

	$1.14	$2.16	$.96

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Amounts in Thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$17,924	$32,308	$13,720

Other comprehensive gain (loss)
Net unrealized gain on available-for-sale securities	47	11	66
Net unrealized gain (loss) on derivative instruments	961	(547)	(747)
One Liberty Property's share of joint venture net unrealized gain (loss) on derivative instruments	76	(23)	(182)

Other comprehensive gain (loss)	1,084	(559)	(863)

Comprehensive income	19,008	31,749	12,857
Less: comprehensive (income) loss attributable to non-controlling interests	(49)	12	4
Plus: unrealized loss on derivative instruments attributable to non-controlling interests	(4)	—	—

Comprehensive income attributable to One Liberty Properties, Inc.	$18,955	$31,761	$12,861

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

For the Three Years Ended December 31, 2013

(Amounts in Thousands, Except Per Share Data)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Undistributed Net Income	Non- Controlling Interests in Joint Ventures	Total
Balances, December 31, 2010	$11,212	$147,158	$(156)	$20,969	$—	$179,183
Distributions—common stock Cash—$1.32 per share	—	—	—	(19,088)	—	(19,088)
Shares issued in public offering—net of offering costs of $282	2,700	37,869	—	—	—	40,569
Restricted stock vesting	46	(46)	—	—	—	—
Shares issued through dividend reinvestment plan	255	3,496	—	—	—	3,751
Contribution from non-controlling interest partner	—	—	—	—	666	666
Compensation expense—restricted stock	—	1,009	—	—	—	1,009
Net income (loss)	—	—	—	13,724	(4)	13,720
Other comprehensive (loss)	—	—	(863)	—	—	(863)

Balances, December 31, 2011	14,213	189,486	(1,019)	15,605	662	218,947
Distributions—common stock Cash—$1.34 per share	—	—	—	(19,924)	—	(19,924)
Shares issued through equity offering program—net	121	2,010	—	—	—	2,131
Restricted stock vesting	49	(49)	—	—	—	—
Shares issued through dividend reinvestment plan	215	3,437	—	—	—	3,652
Contributions from non-controlling interests	—	—	—	—	571	571
Distributions to non-controlling Interests	—	—	—	—	(290)	(290)
Compensation expense—restricted stock	—	1,223	—	—	—	1,223
Net income (loss)	—	—	—	32,320	(12)	32,308
Other comprehensive (loss)	—	—	(559)	—	—	(559)

Balances, December 31, 2012	14,598	196,107	(1,578)	28,001	931	238,059
Distributions—common stock Cash—$1.42 per share	—	—	—	(21,999)	—	(21,999)
Shares issued through equity offering program—net	363	8,802	—	—	—	9,165
Restricted stock vesting	50	(50)	—	—	—	—
Shares issued through dividend reinvestment plan	210	4,025	—	—	—	4,235
Contributions from non-controlling interest	—	—	—	—	480	480
Distributions to non-controlling interests	—	—	—	—	(298)	(298)
Compensation expense—restricted stock	—	1,440	—	—	—	1,440
Net income	—	—	—	17,875	49	17,924
Other comprehensive income	—	—	1,088	—	(4)	1,084

Balances, December 31, 2013	$15,221	$210,324	$(490)	$23,877	$1,158	$250,090

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in Thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$17,924	$32,308	$13,720
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of real estate held by unconsolidated joint venture	(2,807)	—	—
Gain on sale—unconsolidated joint venture interest	(1,898)	—	—
Gain on sales of real estate and other assets	(6)	(19,741)	(932)
Gain on settlement of debt	—	—	(1,240)
Increase in rental income from straight-lining of rent	(1,114)	(1,354)	(1,455)
(Increase) decrease in rental income resulting from bad debt (recovery) expense, net	—	(117)	467
(Increase) decrease in rental income from amortization of intangibles relating to leases	(160)	2	26
Impairment charge on properties held-for-sale	62	—	—
Impairment charge on available-for-sale securities	—	—	126
Amortization of restricted stock expense	1,440	1,223	1,009
Equity in earnings of unconsolidated joint ventures	(651)	(1,368)	(914)
Distributions of earnings from unconsolidated joint ventures	1,103	1,016	902
Depreciation and amortization	12,043	9,966	9,439
Amortization and write off of financing costs	891	800	850
Changes in assets and liabilities:
(Increase) in escrow, deposits, other assets and receivables	(1,653)	(492)	(395)
Increase in accrued expenses and other liabilities	1,763	71	33

Net cash provided by operating activities	26,937	22,314	21,636

Cash flows from investing activities:
Purchase of real estate	(107,579)	(44,088)	(25,668)
Improvements to real estate	(2,867)	(4,969)	(3,746)
Net proceeds from sale of real estate	—	36,062	11,544
Net proceeds from disposition of unconsolidated joint venture interest	13,444	—	—
Distributions of return of capital from unconsolidated joint ventures	5,495	145	95
Investment in unconsolidated joint venture	—	—	(669)
Payment of leasing commissions	(200)	(438)	(183)
Net proceeds from sale of available-for-sale securities	19	373	—

Net cash used in investing activities	(91,688)	(12,915)	(18,627)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(6,808)	(5,533)	(5,181)
Repayment of mortgages payable	(4,708)	(32,422)	(15,302)
Proceeds from mortgage financings	63,590	65,989	12,455
Proceeds from common stock offering, net	9,165	2,131	40,569
Proceeds from bank line of credit	32,500	14,550	28,500
Repayment on bank line of credit	(9,250)	(34,550)	(44,700)
Issuance of shares through dividend reinvestment plan	4,235	3,652	3,751
Payment of financing costs	(656)	(2,111)	(741)
Capital contributions from non-controlling interests	480	571	666
Distributions to non-controlling interests	(298)	(290)	—
Cash distributions to common stockholders	(21,445)	(19,477)	(18,090)

Net cash provided by (used in) financing activities	66,805	(7,490)	1,927

Net increase in cash and cash equivalents	2,054	1,909	4,936
Cash and cash equivalents at beginning of year	14,577	12,668	7,732

Cash and cash equivalents at end of year	$16,631	$14,577	$12,668

Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense, net of capitalized interest of $9 and $35 in 2013 and 2012, respectively	$13,744	$13,088	$13,363
Cash paid during the year for income taxes	78	68	70
Supplemental schedule of non-cash investing and financing activities:
Contribution of property to unconsolidated joint venture	$—	$11,734	$—
Settlement of mortgage debt	—	—	1,259
Purchase accounting allocations—intangible lease assets	11,624	6,641	2,387
Purchase accounting allocations—intangible lease liabilities	(2,210)	(588)	(614)
Reclassification of 2010 prepaid tenant improvement allowance to building improvements	—	—	1,750

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013

NOTE 1—ORGANIZATION AND BACKGROUND

        One Liberty Properties, Inc. ("OLP") was incorporated in 1982 in Maryland. OLP is a self-administered and self-managed real estate investment trust ("REIT"). OLP acquires, owns and manages a geographically diversified portfolio of retail, industrial, flex, office, health and fitness and other properties, a substantial portion of which are subject to long-term net leases. As of December 31, 2013, OLP owned 109 properties, including five properties owned by consolidated joint ventures and five properties owned by unconsolidated joint ventures. The 109 properties are located in 29 states.

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

        With respect to the five consolidated joint ventures in which the Company has between an 85% and 95% interest, the Company has determined that (i) such ventures are not VIE's and (ii) the Company exercises substantial operating control and accordingly, such ventures are consolidated for financial statement purposes.

        The Company accounts for its investments in five unconsolidated joint ventures under the equity method of accounting. All investments in these five joint ventures have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support and, as a group, the holders of the equity at risk have power through voting rights to direct the activities of these ventures. As a result, none of these five joint ventures are VIE's. In addition, although the Company is

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

the managing member, it does not exercise substantial operating control over these entities, and therefore the entities are not consolidated. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for their share of equity in earnings, cash contributions and distributions. None of the joint venture debt is recourse to the Company, subject to customary carve-outs.

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

        Substantially all of the Company's properties are subject to long-term net leases under which the tenant is typically responsible to pay for real estate taxes, insurance and ordinary maintenance and

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

repairs for the property directly to the vendor and the Company is not the primary obligor with respect to such items. As a result, the revenue and expenses relating to these properties is recorded on a net basis. For certain properties, the tenants, in addition to base rent, also pay the Company their pro rata share of real estate taxes and operating expenses. The income and expenses associated with these properties is recorded on a gross basis. During 2013, 2012 and 2011, the Company recorded additional rental income for the reimbursement of expenses in the amount of $1,694,000, $947,000 and $794,000, respectively.

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

        The values of acquired above-market and below-market leases are recorded based on the present values (using discount rates which reflect the risks associated with the leases acquired) of the differences between the contractual amounts to be received and management's estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of the acquisitions. Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal period(s). The fair values associated with

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

below-market rental renewal options are determined based on the Company's experience and the relevant facts and circumstances that existed at the time of the acquisitions. The values of above-market leases are amortized to rental income over the terms of the respective non-cancellable lease periods. The portion of the values of below-market leases associated with the original non-cancellable lease terms are amortized to rental income over the terms of the respective non-cancellable lease periods. The portion of the values of the leases associated with below-market renewal options that are likely of exercise are amortized to rental income over the respective renewal periods. The value of other intangible assets (including leasing commissions and tenant improvements) is amortized to expense over the applicable terms of the respective leases. If a lease were to be terminated prior to its stated expiration or not renewed, all unamortized amounts relating to that lease would be recognized in operations at that time. The estimated useful lives of intangible assets or liabilities generally range from one to 55 years.

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

December 31, 2013

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Escrow, Deposits and Other Assets and Receivables

        Escrow, deposits and other assets and receivables include $1,453,000 and $1,104,000 at December 31, 2013 and 2012, respectively, of restricted cash relating to real estate taxes, insurance and other escrows.

Allowance for Doubtful Accounts

        The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments. If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required. At December 31, 2013, there was no balance in allowance for doubtful accounts. At December 31, 2012, the balance in allowance for doubtful accounts was $132,000, recorded as a reduction to accounts receivable.

        The Company records bad debt expense as a reduction of rental income. For the years ended December 31, 2012 and 2011, the Company recorded bad debt expense of $56,000 and $486,000, respectively, in income from continuing operations and net recoveries of previously recognized bad debt expense of $173,000 and $19,000, respectively, in discontinued operations as a result of collections from one tenant. For the year ended December 31, 2013, the Company did not incur any bad debt expense.

Depreciation and Amortization

        Depreciation of buildings is computed on the straight-line method over an estimated useful life of 40 years. Depreciation of improvements is computed on the straight line method over the lesser of the remaining lease term or the estimated useful life of the improvements. Depreciation ceases when a property is deemed "held for sale". Leasehold interest and the related ground lease payments are amortized over the initial lease term of the leasehold position. Depreciation expense, including amortization of a leasehold position, lease origination costs, and capitalized lease commissions and excluding depreciation expense included in discontinued operations, amounted to $11,919,000, $9,564,000, and $8,792,000 for 2013, 2012 and 2011, respectively.

Deferred Financing Costs

        Mortgage and credit line costs are deferred and amortized on a straight-line basis over the terms of the respective debt obligations, which approximates the effective interest method. At December 31, 2013 and 2012, accumulated amortization of such costs was $3,908,000 and $3,096,000, respectively.

Federal Income Taxes

        The Company has qualified as a real estate investment trust under the applicable provisions of the Internal Revenue Code. Under these provisions, the Company will not be subject to federal income taxes on amounts distributed to stockholders providing it distributes at least 90% of its taxable income and meets certain other conditions. During the years ended December 31, 2013 and 2012, the Company recorded accruals of Federal excise tax of $45,000 and $290,000, respectively, which are based on taxable income generated but not yet distributed.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        For 2013, 27% of the distributions are treated as capital gain distributions, with the balance treated as ordinary income. For 2012, 73% of the distributions were treated as capital gain distributions, with the balance treated as ordinary income.

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

Investment in Available-For-Sale Securities

        The Company determines the classification of equity securities at the time of purchase and reassesses the classification at each reporting date. At December 31, 2013, all marketable securities have been classified as available-for-sale and recorded at fair value. The fair value of the Company's equity investment in publicly-traded companies is determined based upon the closing trading price of the securities as of the balance sheet date and unrealized gains and losses on these securities are recorded as a separate component of stockholders' equity. Unrealized losses that are determined to be other-than-temporary are recognized in earnings.

        The Company's investment in 37,081 common shares of BRT Realty Trust ("BRT"), a related party of the Company, (accounting for less than 1% of the total voting power of BRT), was purchased at a cost of $132,000 and had a fair market value of $262,000 and $241,000 at December 31, 2013 and 2012, respectively.

        At December 31, 2013 and 2012, the total cumulative net unrealized gains of $145,000 and $98,000, respectively, on all investments in equity securities is reported as accumulated other comprehensive income (loss) in the stockholders' equity section.

        Realized gains and losses are determined using the average cost method and are included in "Other income" on the income statement. During 2013, 2012 and 2011, sales proceeds and gross realized gains and losses on securities classified as available-for-sale were (amounts in thousands):

	2013	2012		2011
Sales proceeds	$19	$373		$—
Gross realized gains	6	9	(a)	—

(a)
At December 31, 2011 the Company recorded an impairment charge of $126 on such securities.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

        The Company maintains accounts at various financial institutions. While the Company attempts to limit any financial exposure, substantially all of its deposit balances exceed federally insured limits. The Company has not experienced any losses on such accounts.

        Including the properties owned by our unconsolidated joint ventures, the Company's properties are located in 29 states. The following chart lists the states where the Company's properties contributed over 10% to the Company's rental income (amounts in thousands):

	2013	2012	2011
Texas	13.0%	10.8%	12.8%
New York	11.0	12.8	13.8
New Jersey	10.7	8.3	5.9
Pennsylvania	8.8	10.1	10.8

        The Company owns eleven real estate investments that are located in six states and are net leased to Haverty Furniture Companies, Inc., a retail furniture company, pursuant to a master lease. The initial term of the net lease expires August 2022, with several renewal options. These real estate investments, which represented 9.5% of the depreciated book value of real estate investments at December 31, 2013, generated rental revenues of approximately $4,844,000 in each year or 9.5%, 11.1%, and 11.9%, of the Company's total revenues for 2013, 2012 and 2011, respectively.

Earnings Per Common Share

        Basic earnings per share was determined by dividing net income allocable to common stockholders for each year by the weighted average number of shares of common stock outstanding during each year. Net income is also allocated to the unvested restricted stock outstanding during each year, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. Unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of unvested restricted stock. The restricted stock units awarded under the Pay-for-Performance program described in Note 9 are excluded from the basic earnings per share calculation, as these units are not participating securities.

        Diluted earnings per share reflects the potential dilution that could occur if securities or other rights exercisable for, or convertible into, common stock were exercised or converted or otherwise resulted in the issuance of common stock that shared in the earnings of the Company. For 2013, 2012 and 2011, the diluted weighted average number of common shares includes 100,000, 100,000 and 50,000 shares respectively, representing the diluted weighted average impact of 100,000 shares (of an aggregate of 200,000 shares) of common stock underlying the restricted stock units awarded pursuant to the Pay-For-Performance Program. These 100,000 shares may vest upon satisfaction of the total stockholder return metric. The number of shares that would be issued pursuant to this metric is based on the market price and dividends paid at the end of each quarterly period assuming the end of that quarterly period was the end of the vesting period The remaining 100,000 shares of common stock underlying the

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

restricted stock units awarded under the Pay-For-Performance Program are not included during 2013, 2012 and 2011, as they did not meet the return on capital performance metric during such years.

        There were no options outstanding to purchase shares of common stock or other rights exercisable for, or convertible into, common stock in 2013, 2012 and 2011.

        The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Numerator for basic and diluted earnings per share:
Income from continuing operations	$17,409	$11,328	$11,088
Less net (income) loss attributable to noncontrolling interests	(49)	12	4
Less earnings allocated to unvested shares	(667)	—	(460)

Income from continuing operations available for common stockholders	16,693	11,340	10,632
Discontinued operations	515	20,980	2,632

Net income available for common stockholders, basic and diluted	$17,208	$32,320	$13,264

Denominator for basic earnings per share:
—weighted average common shares	14,948	14,427	13,801
—weighted average unvested restricted stock shares	—	411	—

	14,948	14,838	13,801
Effect of diluted securities:
—restricted stock units awarded under Pay-for-Performance program	100	100	50

Denominator for diluted earnings per share
—weighted average shares	15,048	14,938	13,851

Earnings per common share, basic	$1.15	$2.18	$.96

Earnings per common share, diluted	$1.14	$2.16	$.96

Amounts attributable to One Liberty Properties, Inc. common stockholders, net of noncontrolling interests:
Income from continuing operations	$17,360	$11,340	$11,092
Income from discontinued operations	515	20,980	2,632

Net income attributable to One Liberty Properties, Inc.	$17,875	$32,320	$13,724

Segment Reporting

        Substantially all of the Company's real estate assets, at acquisition, are comprised of real estate owned that is net leased to tenants on a long-term basis. Therefore, the Company operates predominantly in one industry segment.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivatives and Hedging Activities

        The Company's objective in using derivatives, and in particular interest rate swaps, is to add stability to interest expense and to manage its exposure to interest rate movements. The Company does not use derivatives for trading or speculative purposes.

        The Company records all derivatives on the balance sheet at fair value. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. In addition, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. These counterparties are generally the larger financial institutions engaged in providing a variety of financial services. These institutions generally face similar risks regarding adverse changes in market and economic conditions, including, but not limited to, fluctuations in interest rates, exchange rates, equity and commodity prices and credit spreads.

        The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows are considered cash flow hedges. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in accumulated other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged transaction affects earnings. The ineffective portion, if any, of changes in the fair value of the derivative is recognized directly in earnings. For derivatives not designated as cash flow hedges, changes in the fair value of the derivative are recognized directly in earnings in the period in which the change occurs, however; the Company's policy is to not enter into such transactions.

Stock Based Compensation

        The fair value of restricted stock grants and restricted stock units, determined as of the date of grant, is amortized into general and administrative expense over the respective vesting period. The deferred compensation to be recognized as expense is net of certain forfeiture and performance assumptions which are re-evaluated quarterly.

New Accounting Pronouncements

        Effective January 1, 2013, the Company adopted ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, which the FASB issued in February 2013. The standard requires an entity to present information about significant items reclassified out of accumulated other comprehensive income by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to financial statements. The guidance was effective for calendar year-end public companies beginning in the first quarter of 2013 with application on a prospective basis. The adoption of this guidance did not have a material impact on the Company's financial condition, results of operations or disclosures.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification

        Certain amounts reported in previous consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current year's presentation, primarily to reclassify the two properties that were sold in February 2014 to properties held-for-sale at December 31, 2012 and to reclassify the operations of these properties to discontinued operations for all years presented.

NOTE 3—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS

Real Estate Acquisitions

        The following chart details the Company's real estate acquisitions during 2013 and 2012 (amounts in thousands):

Description of Property	Date Acquired	Contract Purchase Price	Terms of Payment(a)	Third Party Real Estate Acquisition Costs(b)
Kmart retail store, Clemmons, North Carolina(c)	March 22, 2013	$4,640	All cash	$119
Shutterfly flex facility, Fort Mill, South Carolina	July 1, 2013	15,500	Cash and $9,300 mortgage(d)	124
Texas Land & Cattle restaurant, Killeen, Texas	July 30, 2013	2,020	All cash	—	(e)
Hooters restaurant, Concord, North Carolina	August 1, 2013	2,469	All cash	15
TRISUN Health Care—assisted living facility, Round Rock, Texas	August 6, 2013	22,800	Cash and $15,275 mortgage(f)	321
Hooters restaurant, Myrtle Beach, South Carolina	September 3, 2013	2,635	All cash	33
Joe's Crab Shack restaurant, Ann Arbor, Michigan	September 12, 2013	2,980	All cash	31
FedEx Express facility, Indianapolis, Indiana	September 13, 2013	9,270	All cash	39
Northern Tool & Equipment distribution facility, Fort Mill, South Carolina	September 18, 2013	39,195	Cash and $27,300 mortgage(g)	91
TGIF restaurant, Greensboro, North Carolina	December 3, 2013	3,003	All cash	—	(e)
TGIF restaurant, Richmond, Virginia	December 3, 2013	3,017	All cash	—	(e)
Other(h)		—		148

Totals for 2013		$107,529		$921

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

NOTE 3—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

Description of Property	Date Acquired	Contract Purchase Price	Terms of Payment(a)	Third Party Real Estate Acquisition Costs(b)
Urban Outfitters retail store, Lawrence, Kansas	February 7, 2012	$1,230	All cash	$21
Three Applebee's restaurants, Carrollton, Kennesaw and Cartersville, Georgia	March 12, 2012	8,568	All cash	84
Avalon Carpet Tile and Flooring, retail store and warehouse, Deptford, New Jersey(i)	April 24, 2012	2,200	Cash and $2,040 mortgage(j)	—	(i)
Applebee's restaurant, Lawrenceville, Georgia	May 17, 2012	2,340	All cash	19
FedEx Facility, Pinellas Park, Florida	October 11, 2012	2,810	All cash	28	(k)
Walgreens Pharmacy, Cape Girardeau, Missouri(l)	October 25, 2012	2,268	All cash	92
Shopping Center, Houston, Texas(m)	November 13, 2012	7,150	Cash and $5,100 mortgage(n)	206
LA Fitness Health Club, Secaucus, New Jersey	December 12, 2012	16,400	Cash and $10,000 mortgage(o)	341
FedEx Facility, Miamisburg, Ohio	December 26, 2012	1,650	All cash	6	(k)
Other(h)		—		26

Totals for 2012		$44,616		$823

(a)
All of the mortgages listed in this column were obtained from institutional lenders simultaneously with the acquisition of the respective properties.

(b)
Included as an expense in the accompanying consolidated statements of income.

(c)
Owned by a consolidated joint venture in which the Company has a 90% interest. The non-controlling interest contributed $470 for its 10% interest, which was equal to fair value at the date of purchase.

(d)
The mortgage bears interest at 4.562% per annum and matures July 2023.

(e)
Transaction costs of $50 incurred with these asset acquisitions were capitalized.

(f)
The mortgage bears interest at 5.375% per annum and matures August 2023.

(g)
The mortgage bears interest at 4.875% per annum and matures April 2029.

(h)
Costs incurred for potential acquisitions and properties purchased in prior year.

(i)
Owned by a consolidated joint venture in which the Company has a 95% interest. Transaction costs of $90 incurred with this asset acquisition were capitalized.

(j)
The mortgage bears interest at 5% per annum through April 2017 and thereafter at a rate of not less than 5% and matures May 2022.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

NOTE 3—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

(k)
Assignment fees of $84 and $125, paid in connection with the purchase of the FedEx properties located in Florida and Ohio, respectively, were capitalized.

(l)
Owned by a consolidated joint venture in which the Company has a 95% interest.

(m)
Owned by a consolidated joint venture in which the Company has an 85% interest.

(n)
The mortgage bears interest at 3.75% per annum and matures December 2017.

(o)
The mortgage bears interest at 4.9% per annum and matures January 2025.

        The following chart provides the allocation of the purchase price for the Company's real estate acquisitions during 2013 and 2012 (amounts in thousands):

				Intangible Lease
			Building Improvements
Description of Property	Land	Building		Asset	Liability	Total
Kmart retail store, Clemmons, North Carolina	$2,496	$2,553	$653	$425	$(1,487)	$4,640
Shutterfly flex facility, Fort Mill, South Carolina	1,841	12,353	335	1,546	(575)	15,500
Texas Land & Cattle restaurant, Killeen, Texas	1,263	739	64	—	—	2,066	(a)
Hooters restaurant, Concord, North Carolina	999	954	122	394	—	2,469
TRISUN Health Care—assisted living facility, Round Rock, Texas	1,678	16,577	93	4,452	—	22,800
Hooters restaurant, Myrtle Beach, South Carolina	1,102	1,090	71	372	—	2,635
Joe's Crab Shack restaurant, Ann Arbor, Michigan	1,098	1,338	122	422	—	2,980
FedEx Express facility, Indianapolis, Indiana	1,224	6,438	498	1,222	(112)	9,270
Northern Tool & Equipment distribution facility, Fort Mill, South Carolina	1,804	31,635	2,014	3,742	—	39,195
TGIF restaurant, Greensboro, North Carolina	1,768	1,054	183	—	—	3,005	(a)
TGIF restaurant, Richmond, Virginia	1,678	1,184	157	—	—	3,019	(a)

Subtotals	16,951	75,915	4,312	12,575	(2,174)	107,579
Other(b)	—	—	—	(951)	(36)	(987)

Totals for 2013	$16,951	$75,915	$4,312	$11,624	$(2,210)	$106,592

(a)
Includes capitalized transaction costs of $50 incurred with these asset acquisitions.

(b)
Adjustments to finalize intangibles relating to properties purchased in 2012.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

NOTE 3—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

				Intangible Lease
			Building Improvements
Description of Property	Land	Building		Asset	Liability	Total
Urban Outfitters retail store, Lawrence, Kansas	$134	$937	$—	$169	$(10)	$1,230
Three Applebee's restaurants, Carrollton, Kennesaw and Cartersville, Georgia	2,284	3,439	281	2,564	—	8,568
Applebee's restaurant, Lawrenceville, Georgia	804	739	43	754	—	2,340
Avalon Carpet Tile and Flooring, retail store and warehouse, Deptford, New Jersey	556	1,605	129		—	2,290	(c)
FedEx Facility, Pinellas Park, Florida	1,231	1,607	62	94	(100)	2,894	(d)
Walgreens Pharmacy, Cape Girardeau, Missouri	545	1,478	69	379	(203)	2,268
Shopping Center, Houston, Texas	3,122	3,589	180	534	(275)	7,150
LA Fitness Health Club, Secaucus, New Jersey	5,660	8,830	25	1,885	—	16,400
FedEx Facility, Miamisburg, Ohio	165	1,248	100	262	—	1,775	(d)

Totals for 2012	$14,501	$23,472	$889	$6,641	$(588)	$44,915

(c)
Includes capitalized transaction costs of $90 incurred with this asset acquisition.

(d)
Includes capitalized assignment fees of $84 and $125 which were paid in connection with the purchase of these FedEx properties located in Florida and Ohio, respectively.

        All of the properties purchased in 2013 and 2012 are (i) currently 100% occupied, other than the Houston, Texas property which is 91% occupied and (ii) leased by a single tenant pursuant to a long term net lease, other than the Northern Tool property, which is jointly leased by two companies under common ownership and the Houston, Texas property, which has 17 tenant spaces.

        As a result of the 2013 and 2012 purchases, the Company recorded intangible lease assets of $11,624,000 and $6,641,000, respectively, and intangible lease liabilities of $2,210,000 and $588,000, respectively, representing the value of the acquired leases and origination costs. As of December 31, 2013, the weighted average amortization period for the 2013 and 2012 acquisitions is 13.2 and 16.8 years for the intangible lease assets and 6.0 and 16.2 years for the intangible lease liabilities, respectively.

        At December 31, 2013 and 2012, accumulated amortization of intangible lease assets was $7,054,000 and $4,974,000, respectively and accumulated amortization of intangible lease liabilities was $3,099,000 and $2,505,000, respectively.

        The Company recognized a net increase (decrease) in rental revenue of $160,000, $(2,000) and $(26,000) for the amortization of the above/below market leases for 2013, 2012 and 2011, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

NOTE 3—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

For 2013, 2012 and 2011, the Company recognized amortization expense of $1,647,000, $1,006,000 and $844,000, respectively, relating to the amortization of the origination costs.

        The unamortized balance of intangible lease assets as a result of acquired above market leases at December 31, 2013 will be deducted from rental income through 2032 as follows (amounts in thousands):

2014	$458
2015	453
2016	443
2017	410
2018	370
Thereafter	2,046

Total	$4,180

        The unamortized balance of intangible lease liabilities as a result of acquired below market leases at December 31, 2013 will be added to rental income through 2055 as follows (amounts in thousands):

2014	$622
2015	601
2016	583
2017	574
2018	492
Thereafter	4,045

Total	$6,917

        The unamortized balance of origination costs associated with in-place leases at December 31, 2013 will be charged to amortization expense through 2055 as follows (amounts in thousands):

2014	$2,167
2015	2,133
2016	2,013
2017	1,927
2018	1,808
Thereafter	11,807

Total	$21,855

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

NOTE 3—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

Minimum Future Rents

        The minimum future contractual rents (without taking into consideration straight-line rent or amortization of intangibles) to be received over the next five years and thereafter on the operating leases in effect at December 31, 2013 are as follows (amounts in thousands):

2014	$53,056
2015	49,432
2016	47,505
2017	45,316
2018	42,900
Thereafter	233,512

Total	$471,721

        The rental properties owned at December 31, 2013 are leased under noncancellable operating leases with current expirations ranging from 2014 to 2033, with certain tenant renewal rights. Substantially all lease agreements are net lease arrangements which require the tenant to pay rent and substantially all the expenses of the leased property including maintenance, taxes, utilities and insurance. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.

Unbilled Rent Receivable

        At December 31, 2013 and 2012, the Company recorded unbilled rent receivables aggregating $13,743,000 and $12,629,000, respectively, representing rent reported on a straight-line basis in excess of rental payments required under the respective leases. The unbilled rent receivable is to be billed and received pursuant to the lease terms during the next 20 years.

        During 2012, the Company wrote off $256,000 of unbilled "straight-line" rent receivable, relating to properties sold during such year.

NOTE 4—DISCONTINUED OPERATIONS AND REAL ESTATE INVESTMENTS

        Discontinued operations include two properties sold in February 2014 that are considered as held-for-sale at December 31, 2013, as well as a total of six properties sold in 2012 and 2011.

        Real estate investments are classified as held-for-sale when management has determined that it has met the criteria established under GAAP. Real estate investments which are held for sale are not depreciated and their operations are included in a separate component of income on the consolidated statements of income under the caption Discontinued Operations.

Sales of Properties

        During 2013, the Company entered into a contract to sell two properties located in Michigan which were sold on February 3, 2014 for a total sales price of $5,177,000, net of closing costs. The net book value of the two properties was $5,177,000 (after recording an impairment charge of $61,700,

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

NOTE 4—DISCONTINUED OPERATIONS AND REAL ESTATE INVESTMENTS (Continued)

representing the loss on sale of the properties) and $5,364,000 at December 31, 2013 and 2012, respectively, and is included in properties held-for-sale on the accompanying balance sheets. The impairment charge is included in discontinued operations at December 31, 2013.

        During 2012, the Company sold two properties located in Florida and leased to Office Depot, two properties located in New York and a property located in Texas. The total sales prices aggregated $36,062,000, net of closing costs, and the Company realized aggregate gains of $19,413,000 which is included in net gain on sales in discontinued operations in the results of operations for 2012.

        During 2011, the Company sold a property, leased to Office Depot and located in California, for $11,544,000, net of closing costs, and realized a gain of approximately $932,000, which is included in net gain on sales in discontinued operations in the results of operations for 2011.

        The following summarizes the components of income from discontinued operations (amounts in thousands):

	Year Ended December 31,
	2013	2012	2011
Rental income	$973	$2,690	$3,377

Depreciation and amortization	125	402	647
Real estate expenses	12	106	257
Interest expense	259	615	773

Total expenses	396	1,123	1,677

Income from operations	577	1,567	1,700
Impairment charge	62	—	—
Net gain on sales	—	19,413	932

Income from discontinued operations	$515	$20,980	$2,632

NOTE 5—INVESTMENT IN UNCONSOLIDATED JOINT VENTURES AND SALES OF JOINT VENTURE PROPERTIES

        At December 31, 2013 and 2012, the Company had investments in five and seven unconsolidated joint ventures, respectively, each of which owned and operated one property. The Company's equity investment in such unconsolidated joint ventures at such dates totaled $4,906,000 and $19,485,000, respectively. In addition to the $4,705,000 gain on sale of the two properties in 2013 described below, the Company recorded equity in earnings of $651,000, $1,368,000 and $914,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

        In February 2012, the Company entered into a joint venture with an affiliate of Trammell Crow Company pursuant to which the Company contributed a property located in Plano, Texas to the joint venture in exchange for a 90% equity interest therein, and Trammell Crow contributed $1,500,000 in exchange for a 10% equity interest therein which resulted in a $319,000 gain to the Company. In February 2013, Trammell Crow exercised its right to purchase the Company's 90% equity interest in the unconsolidated joint venture for $13,500,000. The sale was completed in April 2013 and the Company recorded a gain of $1,898,000.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

NOTE 5—INVESTMENT IN UNCONSOLIDATED JOINT VENTURES AND SALES OF JOINT VENTURE PROPERTIES (Continued)

        In May 2013, a property located in Los Angeles, California and owned by the Company and another entity as tenants-in-common, accounted for as an unconsolidated joint venture, was sold for $25,000,000, of which our share was $12,500,000. The Company recorded a $2,807,000 gain on this sale in 2013 and incurred a $148,000 expense, representing its share of the related mortgage prepayment penalty. The Company received net proceeds of $4,630,000 from the sale transaction.

NOTE 6—DEBT OBLIGATIONS

Mortgages Payable

        At December 31, 2013, there were 51 outstanding mortgages payable, all of which are secured by first liens on individual real estate investments with an aggregate carrying value of $459,760,000 before accumulated depreciation of $57,748,000. After giving effect to the interest rate swap agreements (see Note 7), the mortgage payments bear interest at fixed rates ranging from 3.13% to 8.80%, and mature between 2014 and 2037. The weighted average interest rate on all mortgage debt was 5.22% and 5.25% at December 31, 2013 and 2012, respectively.

        Scheduled principal repayments during the next five years and thereafter are as follows (amounts in thousands):

Year Ending December 31,
2014	$36,172	(a)
2015	14,643
2016	32,679
2017	44,595
2018	18,696
Thereafter	131,260

Total	$278,045

(a)
Includes a $16,261 mortgage loan which bears interest at 5.67% per annum and matures May 1, 2014. In February 2014, the Company refinanced this loan with a $19,750 new mortgage loan bearing interest at 4.75% per annum (with interest only payments for the first five years) and maturing March 2024.

Line of Credit

        The Company has a $75,000,000 revolving credit facility with Manufacturer's & Trader's Trust Company, VNB New York Corp., Bank Leumi USA and Israel Discount Bank of New York. This facility matures March 31, 2015 and provides for an interest rate equal to the greater of (i) 90 day LIBOR plus 3% (3.25% at December 31, 2013), and (ii) 4.75% per annum, and an unused facility fee of .25% per annum. At December 31, 2013 and March 12, 2014, there were outstanding balances of $23,250,000 and $12,850,000, respectively, under the facility.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

NOTE 6—DEBT OBLIGATIONS (Continued)

        The credit facility includes certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, minimum amount of tangible net worth, minimum amount of debt service coverage, minimum amount of fixed charge coverage, maximum amount of debt to value, minimum level of net income, certain investment limitations and minimum value of unencumbered properties and the number of such properties. The Company was in compliance with all covenants at December 31, 2013.

        The facility is guaranteed by subsidiaries of the Company that own unencumbered properties and the Company pledged to the lenders the equity interests in the Company's subsidiaries and delivered to the lenders collateral mortgages with respect to certain unencumbered properties owned by the Company or its subsidiaries. The facility is available for the acquisition of commercial real estate, repayment of mortgage debt, property improvements and general working capital purposes; provided, that if used for property improvements and working capital purposes, the amount outstanding for such purposes will not exceed the lesser of $15 million and 15% of the borrowing base and if used for working capital purposes, will not exceed $10 million. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under the credit facility.

NOTE 7—FAIR VALUE MEASUREMENTS

        The carrying amounts of cash and cash equivalents, escrow, deposits and other assets and receivables, and accrued expenses and other liabilities are not measured at fair value on a recurring basis, but are considered to be recorded at amounts that approximate fair value.

        At December 31, 2013, the $283,142,000 estimated fair value of the Company's mortgages payable is more than their carrying value by approximately $5,097,000 assuming a blended market interest rate of 5% based on the 9.0 year weighted average remaining term of the mortgages. At December 31, 2012, the $233,170,000 estimated fair value of the Company's mortgages payable is more than their carrying value by approximately $7,199,000 assuming a blended market interest rate of 4.8% based on the 9.2 year weighted average remaining term of the mortgages.

        At December 31, 2013, the $23,250,000 carrying amount of the Company's line of credit approximates its fair value.

        The fair values of the Company's mortgages payable and line of credit are estimated using unobservable inputs such as available market information and discounted cash flow analysis based on borrowing rates the Company believes it could obtain with similar terms and maturities. These fair value measurements fall within Level 3 of the fair value hierarchy.

Financial Instruments Measured at Fair Value

        Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

NOTE 7—FAIR VALUE MEASUREMENTS (Continued)

        The fair value of the Company's available-for-sale securities and derivative financial instruments was determined using the following inputs (amounts in thousands):

			Fair Value Measurements Using Fair Value Hierarchy on a Recurring Basis
	Year Ended December 31,	Carrying and Fair Value
			Level 1	Level 2
Financial assets:
Available-for-sale securities:
Equity securities	2013	$282	$282	$—
	2012	278	278	—
Derivative financial instruments:
Interest rate swaps	2013	265	—	265
	2012	—	—	—
Financial liabilities:
Derivative financial instruments:
Interest rate swaps	2013	774	—	774
	2012	1,470	—	1,470

        The Company does not currently own any financial instruments that are classified as Level 3.

Available-for-sale securities

        At December 31, 2013, the Company's available-for-sale securities were as follows: (i) a $262,000 investment in 37,081 shares of BRT Realty Trust and (ii) a $20,000 investment in other equity securities (included in other assets on the balance sheet). The aggregate cost of these securities was $138,000 and unrealized gains on such securities were $144,000. Such unrealized gains were included in accumulated other comprehensive loss on the balance sheet. Fair values are approximated on current market quotes from financial sources that track such securities.

        During 2013 and 2012, the Company sold certain available-for-sale securities for gross proceeds of $19,000 and $373,000, respectively, and recognized gains of $6,000 and $9,000, respectively. At December 31, 2011, the Company recorded an impairment charge of $126,000 (net against "Other income (loss)" on the income statement) on the securities sold in 2012.

Derivative financial instruments

        Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

        Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

NOTE 7—FAIR VALUE MEASUREMENTS (Continued)

and its counterparty. As of December 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

        As of December 31, 2013, the Company had entered into twelve interest rate derivatives, all of which were interest rate swaps, related to twelve outstanding mortgage loans with an aggregate $69,173,000 notional amount and mature between 2014 and 2024 (weighted average maturity of 6.6 years). Such interest rate swaps, all of which were designated as cash flow hedges, converted Libor based variable rate mortgages to fixed annual rate mortgages with interest rates ranging from 3.55% to 6.50% (weighted average interest rate of 5.05%). The fair value of the Company's derivatives designated as hedging instruments in asset and liability positions reflected as other assets or other liabilities on the consolidated balance sheets were $265,000 and $774,000, respectively, at December 31, 2013 and $0 and $1,470,000, respectively, at December 31, 2012.

        Two of the Company's unconsolidated joint ventures, in which a wholly owned subsidiary of the Company is a 50% partner, had an interest rate derivative outstanding at December 31, 2013 with a notional amount of $3,798,000. The interest rate derivative, which was entered into in March 2011, has an interest rate of 5.81% and matures in April 2018.

        The following table presents the effect of the Company's derivative financial instruments on the statement of income for the periods presented (amounts in thousands):

	Years Ended December 31,
	2013	2012	2011
Consolidated
Amount of (loss) recognized on derivatives in Other comprehensive (loss)	$(1)	$(1,051)	$(1,098)
Amount of (loss) reclassification from Accumulated other comprehensive (loss) into Interest expense	(962)	(504)	(351)
Joint Ventures (Company's share)
Amount of gain (loss) recognized on derivative in Other comprehensive (loss)	$21	$(79)	$(225)
Amount of (loss) reclassification from Accumulated Other comprehensive (loss) into Equity in earnings of unconsolidated joint ventures	(55)	(56)	(43)

        No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company's cash flow hedges for the three years ended December 31, 2013. During the twelve months ending December 31, 2014, the Company estimates an additional $1,458,000 will be reclassified from other comprehensive income as an increase to interest expense.

        The derivative agreements in effect at December 31, 2013 provide that if the wholly owned subsidiary of the Company which is a party to the agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary's derivative obligation. In addition, the Company is a party to one of the derivative agreements and if the subsidiary defaults on the loan subject to such agreement and if there are swap breakage losses on

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

NOTE 7—FAIR VALUE MEASUREMENTS (Continued)

account of the derivative being terminated early, the Company could be held liable for interest rate swap breakage losses, if any.

        As of December 31, 2013, the fair value of the derivatives in the liability position, including accrued interest and excluding any adjustments for nonperformance risk was approximately $817,000. In the unlikely event that the Company breaches any of the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $817,000. Such amount is included in accrued expenses and other liabilities at December 31, 2013.

NOTE 8—RELATED PARTY TRANSACTIONS

        At December 31, 2013 and 2012, Gould Investors L.P. ("Gould"), a related party, owned 1,597,304 and 1,524,009 shares of the outstanding common stock of the Company or approximately 10.2% in each year. During 2013, Gould purchased 69,595 shares of the Company's stock through the Company's dividend reinvestment plan and 3,700 shares of the Company's stock in the open market. During 2012, Gould purchased 73,038 shares of the Company's stock through the Company's dividend reinvestment plan and 301 shares of the Company's stock in the open market.

        Effective as of January 1, 2007, the Company entered into a compensation and services agreement with Majestic Property Management Corp. ("Majestic"), a company wholly-owned by the Company's Vice Chairman and in which certain of the Company's executive officers are officers and from which they receive compensation. Under the agreement, Majestic assumed the Company's obligations to make payments to Gould (and other affiliated entities) under a shared services agreement and agreed to provide to the Company the services of all affiliated executive, administrative, legal, accounting and clerical personnel that the Company had used prior to 2007 on an as needed, part time basis and for which the Company had reimbursed an allocated portion of the payroll expenses of such personnel in accordance with the shared services agreement. Commencing January 1, 2007, the Company no longer incurs any allocated expenses. Under the compensation and services agreement, Majestic (or its affiliates) continues to provide to the Company certain property management services (including construction supervisory services), property acquisition, sales and leasing services and mortgage brokerage services that it has provided to the Company prior to 2007, some of which were capitalized, deferred or reduced net sales proceeds in prior years. The Company does not incur any fees or expenses for such services except for the annual fees described below.

        In consideration for providing to the Company the services described above, the Company paid Majestic an annual fee of $2,725,000 in each of 2013, 2012 and 2011, in equal monthly installments, of which $600,000 of property management costs is allocated annually to real estate expenses. Majestic credits against the fees due to it under the agreement any management or other fees received by it from any joint venture in which the Company is a joint venture partner (exclusive of fees that were paid by our joint venture partner on a property located in Los Angeles, California until its sale in May 2013). The agreement also provides for an additional payment to Majestic of $175,000 in 2013, 2012 and 2011 for the Company's share of all direct office expenses, such as rent, telephone, postage, computer services and internet usage, previously allocated to the Company under the shared services agreement. The annual payment the Company makes to Majestic is negotiated each year by the Company and Majestic, and is approved by the Company's independent directors.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

NOTE 8—RELATED PARTY TRANSACTIONS (Continued)

        Executive officers and others providing services under the compensation and services agreement also receive awards of shares of restricted stock and restricted stock units under the Company's stock incentive plans (described in Note 9). The costs of the plans charged to the Company's operations applicable to the executive officers and others providing services under the compensation and services agreement amounted to $867,000, $743,000 and $603,000 in 2013, 2012, and 2011, respectively.

        In addition to its share of rent included in the $175,000 payment to Majestic, the Company leased additional space in the same building, and paid a subsidiary of Gould, an annual rent of $41,000 in each of 2013 and 2012, and $47,000 in 2011.

        The Company also pays a fee of $250,000 and $100,000 per annum to the Company's chairman and vice-chairman, respectively.

        Except for the $600,000 of real estate expenses described above, the fees paid under the compensation and services agreement, the chairman and vice-chairman fees and the rent expense are included in general and administrative expense in 2013, 2012 and 2011.

NOTE 9—STOCKHOLDERS' EQUITY

Stock Based Compensation

        The Company's 2012 Incentive Plan, approved by the Company's stockholders in June 2012, permits the Company to grant, among other things, stock options, restricted stock, restricted stock units and performance share awards and any one or more of the foregoing to its employees, officers, directors and consultants. A maximum of 600,000 shares of the Company's common stock is authorized for issuance pursuant to this Plan, of which 112,650 have been issued and 50 have vested. An aggregate of 557,415 shares of restricted stock and restricted stock units are outstanding under the Company's 2003 and 2009 equity incentive plans (collectively, the "Prior Plans") and have not yet vested. No additional awards may be granted under the Prior Plans.

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

        On September 14, 2010, the Board of Directors approved a Pay-For-Performance Program under the Company's 2009 Incentive Plan and awarded 200,000 performance share awards in the form of restricted stock units (the "Units"), half of which were awarded to full time employees of the Company. The other half were awarded to part time officers of the Company who are compensated through the compensation and services agreement, some of whom are also officers of Majestic Property Management Corp. The holders of Units are not entitled to dividends or to vote the underlying shares until the Units vest and shares are issued. Accordingly, for financial statement purposes, the shares underlying the Units are not included in the shares shown as outstanding on the balance sheet. If the defined performance criteria are satisfied in full at June 30, 2017, one share of the Company's common stock will vest and be issued for each Unit outstanding and a pro-rata portion of the Units will vest and

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

NOTE 9—STOCKHOLDERS' EQUITY (Continued)

be issued if the performance criteria fall between defined ranges. In the event that the performance criteria are not satisfied in whole or in part at June 30, 2017, the unvested Units will be forfeited and no shares of the Company's common stock will be issued for those Units. For the awards which vest based on total stockholder return, a third party appraiser prepared a Monte Carlo simulation pricing model to determine the fair value. For the awards which vest based on return on capital, the fair value is based on the market value on the date of grant. Expense is not recognized on the Units which the Company does not expect to vest as a result of service conditions or the Company's performance expectations. The average per Unit grant price of the 200,000 units granted is $11.74. The total amount recorded as deferred compensation is $779,000 and is being charged to general and administrative expense over the approximate seven year vesting period. The deferred compensation expense to be recognized is net of certain forfeiture and performance assumptions (which are re-evaluated quarterly). No Units were forfeited or vested during 2013, 2012 and 2011.

        As of December 31, 2013, 2012 and 2011 there were no options outstanding under the Company's equity incentive plans.

        The following is a summary of the activity of the equity incentive plans (excluding, except as otherwise noted, the 200,000 Units):

	Years Ended December 31,
	2013	2012	2011
Restricted share grants	112,650	109,450	74,040
Average per share grant price	$21.59	$16.77	$16.19
Deferred compensation to be recognized over vesting period	$2,432,000	$1,835,000	$1,199,000
Non-vested shares:
Non-vested beginning of period	407,460	348,385	320,940
Grants	112,650	109,450	74,040
Vested during period	(50,095)	(49,325)	(46,450)
Forfeitures	—	(1,050)	(145)

Non-vested end of period	470,015	407,460	348,385

Average per share value of non-vested shares (based on grant price)	$14.22	$12.59	$12.96

Value of shares vested during the year (based on grant price)	$876,000	$1,208,000	$960,000

Average value of shares forfeited (based on grant price)	$—	$13.65	$11.03

        The total charge to operations for all incentive plans, including the 200,000 Units, is as follows:

Outstanding restricted stock grants	$1,341,000	$1,050,000	$930,000
Outstanding restricted stock units	99,000	173,000	79,000

Total charge to operations	$1,440,000	$1,223,000	$1,009,000

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

NOTE 9—STOCKHOLDERS' EQUITY (Continued)

        As of December 31, 2013, there were approximately $4,219,000 of total compensation costs related to nonvested awards that have not yet been recognized, including $401,000 related to the Pay-for-Performance Program (net of forfeiture and performance assumptions which are re-evaluated quarterly). These compensation costs will be charged to general and administrative expense over the remaining respective vesting periods. The weighted average vesting period is approximately 2.6 years.

Common Stock Dividend Distributions

        In 2013, 2012 and 2011, the Company declared an aggregate $1.42, $1.34 and $1.32 per share in cash distributions, respectively.

Distribution Reinvestment Plan

        The Company's Dividend Reinvestment Plan (the "Plan") provides stockholders with the opportunity to reinvest all, or a portion of, their cash dividends paid on the Company's common stock in additional shares of its common stock, at a discount of up to 5% from the market price. The discount is determined in the Company's sole discretion. The Company is currently offering up to a 5% discount from market. The Company issued 210,000, 215,000 and 255,000 common shares under the Plan during 2013, 2012 and 2011, respectively.

Shares Issued Through Equity Offering Program

        On August 9, 2012, the Company entered into an equity offering sales agreement to sell shares of the Company's common stock from time to time with an aggregate sales price of up to $50,000,000, through an "at the market" equity offering program. During 2013, the Company sold 363,463 shares for proceeds of $9,227,800, net of commissions of $93,000, and incurred offering costs of $63,000. During 2012, the Company sold 120,844 shares for proceeds of $2,296,000, net of commissions of $23,000 and incurring offering costs of $165,000.

Public Offering

        On February 11, 2011, the Company sold 2,700,000 shares of its common stock and received net proceeds of approximately $40,569,000. The proceeds were used to repay two mortgages in the aggregate amount of $7,700,000 having a weighted average interest rate of 7.9%, to reduce the amount outstanding under the line of credit by $26,200,000, to purchase a property in March 2011 for $2,325,000 and for general corporate purposes.

NOTE 10—GAIN ON SETTLEMENT OF DEBT

        In June 2011, with a payment of $7,634,000, the Company paid off the $8,893,000 principal balance of the mortgage secured by a property previously leased to a tenant which vacated the property in June 2011 in the course of its liquidation after filing for bankruptcy protection in early 2011. The $1,240,000 gain on settlement of debt is net of a $19,000 write off of the remaining balance of related deferred mortgage costs. The property was tested for impairment in June 2011 and it was determined that no charge was required. As described in Note 5, the Company contributed this property to an

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

NOTE 10—GAIN ON SETTLEMENT OF DEBT (Continued)

unconsolidated joint venture and then sold its equity interest in the venture for a gain of $1,898,000 in April 2013.

NOTE 11—COMMITMENTS AND CONTINGENCIES

        The Company maintains a non-contributory defined contribution pension plan covering eligible employees. Contributions by the Company are made through a money purchase plan, based upon a percent of the qualified employees' total salary (subject to the maximum amount allowed by law). Pension expense approximated $147,000, $128,000 and $119,000 for 2013, 2012 and 2011, respectively.

        The Company pays, with respect to one of its real estate properties, annual fixed leasehold rent of $296,875 through July 2014 with 25% increases every five years through March 3, 2020. The Company has the right to extend the lease for up to five 5-year and one seven month renewal options.

        In the ordinary course of business the Company is party to various legal actions which management believes are routine in nature and incidental to the operation of the Company's business. Management believes that the outcome of the proceedings will not have a material adverse effect upon the Company's consolidated financial statements taken as a whole.

NOTE 12—INCOME TAXES

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

NOTE 12—INCOME TAXES (Continued)

Reconciliation between Financial Statement Net Income and Federal Taxable Income:

        The following unaudited table reconciles financial statement net income to federal taxable income for the years indicated (amounts in thousands):

	2013 Estimate	2012 Actual	2011 Actual
Net income	$17,875	$32,320	$13,724
Straight line rent adjustments	(1,003)	(919)	(1,419)
Financial statement gain on sale—less than (in excess of) tax gain	1,391	(445)	61
Rent received in advance, net	691	97	(78)
Financial statement adjustment for above/below market leases	(42)	6	31
Non-deductible portion of restricted stock expense	357	341	300
Federal excise tax, non-deductible	45	290	—
Financial statement depreciation in excess of tax depreciation	1,644	(208)	1,042
Property acquisition costs—capitalized for tax purposes	774	836	268
Other adjustments	(59)	(201)	(516)

Federal taxable income	$21,673	$32,117	$13,413

Reconciliation between Cash Dividends Paid and Dividends Paid Deduction:

        The following unaudited table reconciles cash dividends paid with the dividends paid deduction for the years indicated (amounts in thousands):

	2013 Estimate	2012 Actual	2011 Actual
Dividends paid	$21,999	$24,252	$14,758
Dividend reinvestment plan(a)	230	256	153

	22,229	24,508	14,911
Less: Spillover dividends designated to previous year	(7,659)	—	(1,448)
Plus: Dividends designated from following year	7,103	7,659	—

Dividends paid deduction(b)	$21,673	$32,167	$13,463

(a)
Reflects the up to 5% discount on common stock purchased through the dividend reinvestment plan.

(b)
Dividends paid deduction is slightly higher than federal taxable income in 2012 and 2011 to account for adjustments made to federal taxable income as a result of the impact of the alternative minimum tax.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

NOTE 13—SUBSEQUENT EVENTS

        Subsequent events have been evaluated and except as disclosed below and in Note 4 (Sales of Properties), there were no other events relative to our consolidated financial statements that require additional disclosure.

        On January 15, 2014, 118,850 shares were issued as restricted share grants having an aggregate value of approximately $2,478,000 and will vest in January 2019.

        On March 13, 2014, the Board of Directors declared a quarterly cash dividend of $.37 per share on the Company's common stock, totaling $5,872,000. The quarterly dividend is payable on April 3, 2014 to stockholders of record on March 25, 2014.

NOTE 14—QUARTERLY FINANCIAL DATA (Unaudited):

(In Thousands, Except Per Share Data)

	Quarter Ended
					Total For Year
2013	March 31	June 30	Sept. 30	Dec. 31
Rental revenues as previously reported	$12,102	$12,227	$13,214	$14,166	$51,709
Revenues from discontinued operations(a)	(240)	(246)	(244)	—	(730)

Revenues	$11,862	$11,981	$12,970	$14,166	$50,979

Income from continuing operations(b)	$3,313	$7,607	$3,084	$3,405	$17,409
Income from discontinued operations(b)	136	145	144	90	515

Net income	$3,449	$7,752	$3,228	$3,495	$17,924

Net income attributable to One Liberty Properties, Inc.	$3,450	$7,736	$3,211	$3,478	$17,875

Weighted average number of common shares outstanding:
Basic:	14,672	14,844	15,093	15,178	14,948

Diluted:	14,772	14,944	15,193	15,278	15,048

Basic:
Income from continuing operations(b)	$.21	$.50	$.19	$.21	$1.12	(c)
Income from discontinued operations(b)	.01	.01	.01	.01	.03	(c)

Net income	$.22	$.51	$.20	$.22	$1.15

Diluted:
Income from continuing operations(b)	$.21	$.49	$.19	$.21	$1.11	(c)
Income from discontinued operations(b)	.01	.01	.01	.01	.03	(c)

Net income	$.22	$.50	$.20	$.22	$1.14

(a)
Represents revenues from discontinued operations which were previously included in rental revenues as previously reported.

(b)
Amounts have been adjusted to give effect to discontinued operations.

(c)
Calculated on weighted average shares outstanding for the year.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

NOTE 14—QUARTERLY FINANCIAL DATA (Unaudited): (Continued)

	Quarter Ended
					Total For Year
2012	March 31	June 30	Sept. 30	Dec. 31
Rental revenues as previously reported	$10,758	$11,102	$11,333	$11,557	$44,750
Revenues from discontinued operations(d)	(237)	(240)	(240)	(240)	(957)

Revenues	$10,521	$10,862	$11,093	$11,317	$43,793

Income from continuing operations(e)	$2,833	$3,137	$2,867	$2,491	$11,328
Income from discontinued operations(e)	393	2,617	15,553	2,417	20,980

Net income	$3,226	$5,754	$18,420	$4,908	$32,308

Net income attributable to One Liberty Properties, Inc.	$3,223	$5,750	$18,414	$4,933	$32,320

Weighted average number of common shares outstanding:
Basic:	14,289	14,378	14,443	14,596	14,427

Diluted:	14,389	14,478	14,543	14,696	14,527

Basic:
Income from continuing operations(e)	$.19	$.21	$.19	$.16	$.77	(f)
Income from discontinued operations(e)	.03	.18	1.05	.17	1.41	(f)

Net income	$.22	$.39	$1.24	$.33	$2.18

Diluted:
Income from continuing operations(e)	$.19	$.21	$.19	$.16	$.76	(f)
Income from discontinued operations(e)	.02	.18	1.04	.17	1.40	(f)

Net income	$.21	$.39	$1.23	$.33	$2.16

(d)
Represents revenues from discontinued operations which were previously included in rental revenues as previously reported.

(e)
Amounts have been adjusted to give effect to discontinued operations.

(f)
Calculated on weighted average shares outstanding for the year.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
Schedule III—Consolidated Real Estate and Accumulated Depreciation
December 31, 2013
(Amounts in Thousands)

					Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2013
			Initial Cost to Company
				Building and Improvements			Building & Improvements		Accumulated Depreciation(1)	Date of Construction	Date Acquired
Type	Location	Encumbrances	Land		Improvements	Land		Total
Flex	Hauppauge, NY	$8,668	$1,952	$10,954	$—	$1,952	$10,954	$12,906	$3,571	1982	2000
Flex	Ronkonkoma, NY	3,797	1,042	4,171	1,117	1,042	5,288	6,330	1,541	1986	2000
Flex	Fort Mill, SC	9,212	1,840	12,687	—	1,840	12,687	14,527	161	1992	2013
Health Clubs	Tucker, GA	5,083	807	3,027	3,126	807	6,153	6,960	1,603	1988	2002
Health Clubs	Grand Rapids, MI(5)	1,821	912	3,649	—	906	3,625	4,531	1,209	1972	2000
Health Clubs	Grand Rapids, MI(5)	953	513	2,053	—	507	2,029	2,536	680	1968	2000
Health Clubs	Secaucus, NJ	9,809	5,449	9,873	—	5,449	9,873	15,322	258	1986	2012
Health Clubs	Hamilton, OH	3,804	1,483	5,953	—	1,483	5,953	7,436	408	2008	2011
Industrial	West Palm Beach, FL	—	181	724	—	181	724	905	275	1973	1998
Industrial	Pinellas Park, FL	—	1,231	1,669	—	1,231	1,669	2,900	73	1995	2012
Industrial	Indianapolis, IN	—	1,224	6,935	—	1,224	6,935	8,159	68	1997	2013
Industrial	Baltimore, MD(2)	21,480	6,474	25,282	—	6,474	25,282	31,756	4,451	1960	2006
Industrial	Saco, ME	3,280	1,027	3,623	—	1,027	3,623	4,650	698	2001	2006
Industrial	Durham, NC	2,106	1,043	2,404	—	1,043	2,404	3,447	177	1991	2011
Industrial	Melville, NY	—	774	3,029	799	774	3,828	4,602	893	1982	2003
Industrial	New Hyde Park, NY	—	182	728	33	182	761	943	273	1960	1999
Industrial	Columbus, OH	—	435	1,703	—	435	1,703	2,138	564	1979	1995
Industrial	Miamisburg, OH	848	165	1,348	9	165	1,357	1,522	41	1987	2012
Industrial	Philadelphia, PA	5,626	1,981	7,668	—	1,981	7,668	9,649	1,701	1964	2005
Industrial	Fort Mill, SC	27,177	1,804	33,650	—	1,804	33,650	35,454	348	1997	2013
Office	Parsippany, NJ	13,836	6,055	23,300	1,826	6,055	25,126	31,181	5,130	1997	2005
Office	Brooklyn, NY	5,473	1,381	5,447	2,867	1,381	8,314	9,695	2,782	1973	1998
Retail	Denver, CO	2,963	780	3,248	413	780	3,661	4,441	1,506	1995	1996
Retail	West Hartford, CT	—	2,881	94	47	2,881	141	3,022	32	N/A	2010
Retail	West Hartford, CT	12,598	9,296	5,071	279	9,296	5,350	14,646	469	2005	2010
Retail	Newark, DE	1,999	935	3,643	10	935	3,653	4,588	945	1996	2003
Retail	Ft. Myers, FL	3,075	1,013	4,054	—	1,013	4,054	5,067	1,736	1995	1996
Retail	Naples, FL(3)	—	3,070	2,846	—	3,070	2,846	5,916	376	1992	2008
Retail	Athens, GA(3)	2,757	1,130	4,340	—	1,130	4,340	5,470	1,044	2003	2004
Retail	Atlanta, GA	1,531	803	3,211	—	803	3,211	4,014	1,395	1994	1996
Retail	Carrollton, GA	1,737	796	1,458	—	796	1,458	2,254	77	1996	2012
Retail	Cartersville, GA	1,642	786	1,346	—	786	1,346	2,132	76	1995	2012
Retail	Duluth, GA(4)	1,817	778	3,436	—	778	3,436	4,214	664	1987	2006
Retail	Fayetteville, GA(4)	2,278	976	4,308	—	976	4,308	5,284	830	1987	2006
Retail	Kennesaw, GA(3)	—	1,501	4,349	—	1,501	4,349	5,850	575	1995	2008

					Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2013
			Initial Cost to Company
				Building and Improvements			Building & Improvements		Accumulated Depreciation(1)	Date of Construction	Date Acquired
Type	Location	Encumbrances	Land		Improvements	Land		Total
Retail	Kennesaw, GA	1,346	702	916	—	702	916	1,618	51	1989	2012
Retail	Lawrenceville, GA	1,292	866	899	—	866	899	1,765	62	1988	2012
Retail	Bolingbrook, IL	—	834	1,887	—	834	1,887	2,721	133	2001	2011
Retail	Champaign, IL	1,857	791	3,165	274	791	3,439	4,230	1,203	1985	1999
Retail	Chicago, IL(3)	—	3,877	2,256	—	3,877	2,256	6,133	298	1994	2008
Retail	Crystal Lake, IL	1,978	615	1,899	—	615	1,899	2,514	144	1997	2011
Retail	Gurnee, IL	2,447	834	3,635	—	834	3,635	4,469	663	1994	2006
Retail	Niles, IL	3,315	843	3,485	—	843	3,485	4,328	231	1995	2011
Retail	Lawrence, KS	—	134	938	—	134	938	1,072	44	1915	2012
Retail	Wichita, KS(4)	2,774	1,189	5,248	—	1,189	5,248	6,437	1,011	1996	2006
Retail	Lexington, KY(4)	1,867	800	3,532	—	800	3,532	4,332	681	1999	2006
Retail	Bastrop, LA	1,013	378	1,465	—	378	1,465	1,843	261	1995	2006
Retail	Kentwood, LA	985	368	1,425	—	368	1,425	1,793	254	1995	2006
Retail	Lake Charles, LA(3)	—	1,167	4,669	378	1,167	5,047	6,214	1,348	1998	2002
Retail	Monroe, LA	1,013	378	1,465	—	378	1,465	1,843	262	1995	2006
Retail	Monroe, LA	967	361	1,399	—	361	1,399	1,760	250	1995	2006
Retail	Everett, MA	1,291	1,935	—	—	1,935	0	1,935	—	N/A	2008
Retail	Hyannis, MA	1,036	802	2,324	—	802	2,324	3,126	346	1998	2008
Retail	Marston Mills, MA	434	461	2,313	—	461	2,313	2,774	340	1998	2008
Retail	Somerville, MA	1,945	510	1,993	23	510	2,016	2,526	547	1993	2003
Retail	Ann Arbor, MI	1,490	1,098	1,460	—	1,098	1,460	2,558	14	1998	2013
Retail	Kansas City, MO	4,231	2,958	5,691	—	2,958	5,691	8,649	504	2004	2010
Retail	Cape Girardeau, MO	—	545	1,547	—	545	1,547	2,092	53	1994	2012
Retail	D'lberville, MS	985	368	1,425	—	368	1,425	1,793	254	1995	2006
Retail	Flowood, MS	1,049	392	1,517	—	392	1,517	1,909	269	1995	2006
Retail	Vicksburg, MS	958	358	1,385	—	358	1,385	1,743	245	1985	2006
Retail	Vicksburg, MS	1,168	436	1,689	—	436	1,689	2,125	301	1995	2006
Retail	Cary, NC(3)	—	1,129	3,736	—	1,129	3,736	4,865	494	1995	2008
Retail	Clemmons, NC	2,500	2,496	3,205	—	2,496	3,205	5,701	90	1993	2013
Retail	Concord, NC	—	999	1,076	—	999	1,076	2,075	12	2000	2013
Retail	Greensboro, NC	—	1,768	1,237	—	1,768	1,237	3,005	2	1983	2013
Retail	Cherry Hill, NJ	7,542	3,584	2,794	4,850	3,584	7,644	11,228	634	2000	2011
Retail	Deptford, NJ	1,970	572	1,779	705	572	2,484	3,056	150	1981	2012
Retail	Batavia, NY(3)	—	515	2,061	—	515	2,061	2,576	766	1998	1999
Retail	Hauppauge, NY	1,965	725	2,963	—	725	2,963	3,688	602	1992	2005
Retail	Island Park, NY	1,112	1,235	1,355	—	1,235	1,355	2,590	124	1947	2010
Retail	Selden, NY	3,264	572	2,287	150	572	2,437	3,009	888	1997	1999
Retail	Columbus, OH	—	1,445	5,431	350	1,445	5,781	7,226	2,330	1996	1997
Retail	Eugene, OR(3)	—	1,952	2,096	—	1,952	2,096	4,048	277	1994	2008
Retail	Gettysburg, PA	914	754	704	—	754	704	1,458	59	1991	2010
Retail	Hanover, PA	892	736	686	—	736	686	1,422	58	1992	2010

					Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2013
			Initial Cost to Company
				Building and Improvements			Building & Improvements		Accumulated Depreciation(1)	Date of Construction	Date Acquired
Type	Location	Encumbrances	Land		Improvements	Land		Total
Retail	Monroeville, PA	—	450	863	—	450	863	1,313	78	1994	2010
Retail	Palmyra, PA	816	650	650	—	650	650	1,300	56	1981	2010
Retail	Reading, PA	805	655	625	—	655	625	1,280	54	1981	2010
Retail	Reading, PA	793	618	643	—	618	643	1,261	57	1983	2010
Retail	Royersford, PA	16,261	19,538	3,150	404	19,538	3,554	23,092	314	2001	2010
Retail	Trexlertown, PA	777	800	439	—	800	439	1,239	37	1994	2010
Retail	Bluffton, SC(4)	1,374	589	2,600	—	589	2,600	3,189	500	1994	2006
Retail	Myrtle Beach, SC	—	1,102	1,161	—	1,102	1,161	2,263	11	1978	2013
Retail	Knoxville, TN	4,194	2,290	8,855	—	2,290	8,855	11,145	2,168	2003	2004
Retail	Amarillo, TX(4)	2,014	863	3,810	—	863	3,810	4,673	734	1996	2006
Retail	Austin, TX(4)	3,707	1,587	7,010	—	1,587	7,010	8,597	1,353	2001	2006
Retail	El Paso, TX	—	2,821	11,123	321	2,821	11,444	14,265	3,950	1974	2000
Retail	El Paso, TX(3)	—	1,035	2,700	—	1,035	2,700	3,735	357	1993	2008
Retail	Houston, TX	—	396	1,583	—	396	1,583	1,979	622	1997	1998
Retail	Houston, TX	2,750	1,962	1,540	30	1,962	1,570	3,532	138	2006	2010
Retail	Houston, TX	—	2,002	1,800	—	2,002	1,800	3,802	159	2009	2010
Retail	Killeen, TX	—	1,263	803	—	1,263	803	2,066	16	2007	2013
Retail	Rosenberg, TX	—	216	863	67	216	930	1,146	396	1994	1995
Retail	Tyler, TX(4)	2,408	1,031	4,554	—	1,031	4,554	5,585	879	2001	2006
Retail	Houston, TX	4,975	3,122	3,768	52	3,122	3,820	6,942	169	2001	2012
Retail	Newport News, VA(4)	1,753	751	3,316	—	751	3,316	4,067	639	1995	2006
Retail	Richmond, VA	—	1,678	1,341	—	1,678	1,341	3,019	2	1983	2013
Retail	Richmond, VA(4)	2,025	867	3,829	—	867	3,829	4,696	738	1979	2006
Retail	Virginia Beach, VA(4)	1,993	854	3,770	—	854	3,770	4,624	726	1995	2006
Retail	Seattle, WA	—	201	189	—	201	189	390	124	1986	1987
Retail	Onalaska, WI	—	753	3,099	—	753	3,099	3,852	707	1994	2004
Other	Greensboro, NC	5,231	—	8,328	—	0	8,328	8,328	5,033	1999	2004
Other	Round Rock, TX	15,199	1,678	16,670	—	1,678	16,670	18,348	158	2012	2013

TOTALS		$278,045	$154,954	$401,400	$18,130	$154,942	$419,482	$574,424	$73,060

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

Note 3—These nine properties are retail office supply stores net leased to the same tenant, pursuant to separate leases. Five of these leases contain cross default provisions. They are located in eight states (Illinois, Louisiana, North Carolina, Texas, Georgia, Oregon, New York and Florida).

Note 4—These 11 properties are retail furniture stores covered by one master lease and one loan that is secured by cross—collateralized mortgages. They are located in six states (Georgia, Kansas, Kentucky, South Carolina, Texas and Virginia).

Note 5—These two properties are held-for-sale at December 31, 2013. The Company recorded an impairment charge of $61,700 against these properties at December 31, 2013.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
Notes to Schedule III
Consolidated Real Estate and Accumulated Depreciation

(a)
Reconciliation of "Real Estate and Accumulated Depreciation"

(Amounts in Thousands)

	Year Ended December 31,
	2013		2012	2011
Investment in real estate(b):
Balance, beginning of year	$473,341		$430,337	$400,795
Addition: Land, buildings and improvements	101,145		43,004	29,542
Deduction: Impairment charge on properties held-for-sale	(62)		—	—

Balance, end of year	$574,424	(c)	$473,341	$430,337

Accumulated depreciation(b):
Balance, beginning of year	$62,816		$54,214	$46,410
Addition: Depreciation	10,244		8,602	8,537
Deduction: Accumulated depreciation related to properties sold and property contributed to joint venture	—		—	(733)

Balance, end of year	$73,060		$62,816	$54,214

(b)
Includes two properties that are held-for-sale.

(c)
The aggregate cost of the properties is approximately $26,297 higher for federal income tax purposes at December 31, 2013.