Form 10-Q
period 2014-03-31
ONE LIBERTY PROPERTIES INC
filed 2014-05-08
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC   20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

As of May 2, 2014, the registrant had 15,978,064 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I – FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Real estate investments, at cost
Land	$155,499	$153,529
Buildings and improvements	416,995	413,829
Total real estate investments, at cost	572,494	567,358
Less accumulated depreciation	74,165	71,171
Real estate investments, net	498,329	496,187

Properties held-for-sale	—	5,177
Investment in unconsolidated joint ventures	4,916	4,906
Cash and cash equivalents	16,168	16,631
Unbilled rent receivable	14,079	13,743
Unamortized intangible lease assets	25,771	26,035
Escrow, deposits and other assets and receivables	4,509	5,690
Investment in BRT Realty Trust at market (related party)	264	262
Unamortized deferred financing costs	3,344	3,267

Total assets	$567,380	$571,898

Liabilities and Equity
Liabilities:
Mortgages payable	$284,903	$278,045
Line of credit	12,850	23,250
Dividends payable	5,872	5,806
Accrued expenses and other liabilities	7,512	7,790
Unamortized intangible lease liabilities	7,106	6,917

Total liabilities	318,243	321,808

Commitments and contingencies	—	—

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized; 15,422 and 15,221 shares issued and outstanding	15,422	15,221
Paid-in capital	212,533	210,324
Accumulated other comprehensive loss	(1,196)	(490)
Accumulated undistributed net income	21,278	23,877
Total One Liberty Properties, Inc. stockholders’ equity	248,037	248,932
Non-controlling interests in joint ventures	1,100	1,158
Total equity	249,137	250,090

Total liabilities and equity	$567,380	$571,898

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Rental income, net	$14,402	$11,862
Operating expenses:
Depreciation and amortization	3,577	2,634
General and administrative (including $609 and $572, respectively, to related party)	2,211	1,960
Federal excise and state taxes	62	42
Real estate expenses (including $213 and $150, respectively, to related party)	1,098	772
Leasehold rent	77	77
Real estate acquisition costs	40	151
Total operating expenses	7,065	5,636

Operating income	7,337	6,226

Other income and expenses:
Equity in earnings of unconsolidated joint ventures	133	334
Other income	8	69
Interest:
Expense	(3,953)	(3,103)
Amortization of deferred financing costs	(238)	(213)

Income from continuing operations	3,287	3,313
Income from discontinued operations	13	136

Net income	3,300	3,449

Less net (income) loss attributable to non-controlling interests	(27)	1
Net income attributable to One Liberty Properties, Inc.	$3,273	$3,450

Weighted average number of common shares outstanding:
Basic	15,356	14,672
Diluted	15,456	14,772
Per common share attributable to common stockholders — basic:
Income from continuing operations	$.20	$.21
Income from discontinued operations	—	.01
	$.20	$.22
Per common share attributable to common stockholders — diluted:
Income from continuing operations	$.20	$.21
Income from discontinued operations	—	.01
	$.20	$.22

Cash distributions declared per share of common stock	$.37	$.35

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net income	$3,300	$3,449

Other comprehensive (loss) gain
Net unrealized gain on available-for-sale securities	5	46
Net unrealized (loss) gain on derivative instruments	(718)	178
One Liberty Property’s share of joint venture net unrealized (loss) gain on derivative instruments	(3)	10
Other comprehensive (loss) gain	(716)	234

Comprehensive income	2,584	3,683
Less: comprehensive (income) loss attributable to non-controlling interests	(27)	1
Plus: unrealized loss on derivative instruments attributable to non-controlling interests	(10)	—
Comprehensive income attributable to One Liberty Properties, Inc.	$2,547	$3,684

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the three month period ended March 31, 2014 (Unaudited)

and the year ended December 31, 2013

(Amounts in Thousands, Except Per Share Data)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Undistributed Net Income	Non- Controlling Interests in Joint Ventures	Total

Balances, December 31, 2012	$14,598	$196,107	$(1,578)	$28,001	$931	$238,059

Distributions - common stock Cash - $1.42 per share	—	—	—	(21,999)	—	(21,999)
Shares issued through equity offering program – net	363	8,802	—	—	—	9,165
Restricted stock vesting	50	(50)	—	—	—	—
Shares issued through dividend reinvestment plan	210	4,025	—	—	—	4,235
Contributions from non-controlling interests	—	—	—	—	480	480
Distributions to non-controlling interests	—	—	—	—	(298)	(298)
Compensation expense - restricted stock	—	1,440	—	—	—	1,440
Net income	—	—	—	17,875	49	17,924
Other comprehensive income	—	—	1,088	—	(4)	1,084

Balances, December 31, 2013	15,221	210,324	(490)	23,877	1,158	250,090

Distributions - common stock Cash - $.37 per share	—	—	—	(5,872)	—	(5,872)
Shares issued through equity offering program – net	33	611	—	—	—	644
Restricted stock vesting	101	(101)	—	—	—	—
Shares issued through dividend reinvestment plan	67	1,227	—	—	—	1,294
Distributions to non-controlling interests	—	—	—	—	(75)	(75)
Compensation expense - restricted stock	—	472	—	—	—	472
Net income	—	—	—	3,273	27	3,300
Other comprehensive income	—	—	(706)	—	(10)	(716)

Balances, March 31, 2014	$15,422	$212,533	$(1,196)	$21,278	$1,100	$249,137

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$3,300	$3,449
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of available-for-sale securities	—	(6)
Increase in rental income from straight-lining of rent	(336)	(221)
Increase in rental income from amortization of intangibles relating to leases	(56)	(22)
Amortization of restricted stock expense	472	397
Equity in earnings of unconsolidated joint ventures	(133)	(334)
Distributions of earnings from unconsolidated joint ventures	113	454
Depreciation and amortization	3,577	2,670
Amortization and write off of financing costs	240	213
Changes in assets and liabilities:
Decrease (increase) in escrow, deposits, other assets and receivables	1,099	(372)
(Decrease) increase in accrued expenses and other liabilities	(1,028)	316
Net cash provided by operating activities	7,248	6,544

Cash flows from investing activities:
Purchase of real estate	(5,109)	(4,640)
Improvements to real estate	(38)	(332)
Distributions of return of capital from unconsolidated joint ventures	7	5
Net proceeds from sale of real estate	5,177	—
Payment of leasing commissions	(3)	(16)
Net proceeds from sale of available-for-sale securities	—	19
Net cash provided by (used in) investing activities	34	(4,964)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(1,874)	(1,569)
Repayment of mortgages payable	(19,003)	—
Proceeds from mortgage financings	27,735	2,000
Proceeds from sale of common stock, net	644	—
Proceeds from bank line of credit	3,500	3,500
Repayment on bank line of credit	(13,900)	—
Issuance of shares through dividend reinvestment plan	1,294	1,149
Payment of financing costs	(260)	(71)
Capital contributions from non-controlling interests	—	471
Distribution to non-controlling interests	(75)	—
Cash distributions to common stockholders	(5,806)	(5,252)
Net cash (used in) provided by financing activities	(7,745)	228

Net (decrease) increase in cash and cash equivalents	(463)	1,808
Cash and cash equivalents at beginning of period	16,631	14,577
Cash and cash equivalents at end of period	$16,168	$16,385

Continued on next page

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

	Three Months Ended March 31,
	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$4,027	$3,063

Supplemental schedule of non-cash investing and financing activities:
Purchase accounting allocation - intangible lease assets	408	582
Purchase accounting allocation - intangible lease liabilities	371	857

See accompanying notes to consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014

Note 1 - Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland.  OLP is a self-administered and self-managed real estate investment trust (“REIT”).  OLP acquires, owns and manages a geographically diversified portfolio of retail (including furniture stores, restaurants, office supply stores and supermarkets), industrial, flex, office, health and fitness and other properties, a substantial portion of which are subject to long-term net leases.  As of March 31, 2014, OLP owned 109 properties, including five properties owned by consolidated joint ventures and five properties owned by unconsolidated joint ventures. The 109 properties are located in 29 states.

Note 2 - Basis of Preparation

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

March 31, 2014 (Continued)

Note 2 - Basis of Preparation (Continued)

The Company assesses the accounting treatment for each joint venture investment. This assessment includes a review of each joint venture or limited liability company agreement to determine the rights of each party and whether those rights are protective or participating.  The agreements typically contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan. In situations where the Company and its partner, among other things, (i) approve the annual budget, (ii) approve certain expenditures, (iii) prepare or review and approve the joint venture’s tax return before filing, and (iv) approve each lease at each property, the Company does not consolidate the joint venture as the Company considers these to be substantive participation rights that result in shared power over the activities that most significantly impact the performance of the joint venture.

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

Reclassification

Certain amounts reported in the consolidated financial statements for the three months ended March 31, 2013 relating to the operations of two properties that were sold in February 2014 have been reclassified to discontinued operations in the accompanying consolidated financial statements to conform to the current period’s presentation.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014 (Continued)

Note 3 - Earnings Per Common Share

Basic earnings per share was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income is also allocated to the unvested restricted stock during the applicable period, as the restricted stock is entitled to receive dividends and is therefore considered a participating security.  Unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of unvested restricted stock.  The restricted stock units awarded under the Pay-for-Performance program described in Note 12 are excluded from the basic earnings per share calculation, as these units are not participating securities.

Diluted earnings per share reflects the potential dilution that could occur if securities or other rights exercisable for, or convertible into, common stock were exercised or converted or otherwise resulted in the issuance of common stock that shared in the earnings of the Company.  For the three months ended March 31, 2014 and 2013, the diluted weighted average number of common shares includes 100,000 shares (of an aggregate of 200,000 shares) of common stock underlying the restricted stock units awarded pursuant to the Pay-For-Performance program.  These 100,000 shares may vest upon satisfaction of the total stockholder return metric. The number of shares that would be issued pursuant to this metric is based on the market price and dividends paid as of the end of each quarterly period assuming the end of that quarterly period was the end of the vesting period.  The remaining 100,000 shares of common stock underlying the restricted stock units awarded under the Pay-For-Performance program are not included during the three months ended March 31, 2014 and 2013, as they did not meet the return on capital performance metric during such periods.

There were no options outstanding to purchase shares of common stock or other rights exercisable for, or convertible into, common stock during the three months ended March 31, 2014 and 2013.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014 (Continued)

Note 3 - Earnings Per Common Share (Continued)

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Numerator for basic and diluted earnings per share:

Income from continuing operations	$3,287	$3,313
Less net (income) loss attributable to non-controlling interests	(27)	1
Less earnings allocated to unvested shares	(178)	(165)
Income from continuing operations available for common stockholders	3,082	3,149
Discontinued operations	13	136
Net income available for common stockholders, basic and diluted	$3,095	$3,285

Denominator for basic earnings per share:
- weighted average common shares	15,356	14,672

- weighted average unvested restricted stock shares	—	—
	15,356	14,672
Effect of diluted securities:
- restricted stock units awarded under Pay-for-Performance program	100	100
Denominator for diluted earnings per share
- weighted average shares	15,456	14,772

Earnings per common share, basic	$.20	$.22
Earnings per common share, diluted	$.20	$.22

Amounts attributable to One Liberty Properties, Inc. common stockholders, net of non-controlling interests:
Income from continuing operations	$3,260	$3,314
Income from discontinued operations	13	136

Net income attributable to One Liberty Properties, Inc.	$3,273	$3,450

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014 (Continued)

Note 4 - Real Estate Acquisitions

The following chart details the Company’s real estate acquisitions during the three months ended March 31, 2014 (amounts in thousands):

Description of Property	Date Acquired	Contract Purchase Price	Terms of Payment	Third Party Real Estate Acquisition Costs (a)

Total Wine and More retail store, Greensboro, North Carolina	January 21, 2014	$2,971	All cash	$7

Chuck E Cheese restaurant, Indianapolis, Indiana	January 23, 2014	2,138	All cash	9

Other (b)		—		24

Totals		$5,109		$40

(a)         Included as an expense in the accompanying consolidated statement of income.

(b)         Costs incurred for potential acquisitions and properties purchased in 2013.

The following chart provides the allocation of the purchase price for the Company’s real estate acquisitions during the three months ended March 31, 2014 (amounts in thousands):

			Building	Intangible Lease
Description of Property	Land	Building	Improvements	Asset	Liability	Total

Total Wine and More retail store, Greensboro, North Carolina	$1,044	$1,465	$89	$373	$—	$2,971
Chuck E Cheese restaurant, Indianapolis, Indiana	852	1,319	147	94	(274)	2,138

Subtotals	1,896	2,784	236	467	(274)	5,109

Other (a)	74	70	18	(59)	(97)	6

Totals	$1,970	$2,854	$254	$408	$(371)	$5,115

(a)         Adjustments relating to properties purchased in 2013.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014 (Continued)

Note 4 - Real Estate Acquisitions (continued)

Each property purchased by the Company in 2014 is net leased by a single tenant pursuant to a lease that expires in 2017 or 2018.

As a result of these acquisitions, the Company recorded intangible lease assets of $467,000 and intangible lease liabilities of $274,000, representing the value of the origination costs and acquired leases.  As of March 31, 2014, the weighted average amortization period for these acquisitions is 3.7 years for the intangible lease assets and 4.3 years for the intangible lease liabilities. The Company assessed the fair value of the lease intangibles based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 (as defined in Note 13) in the fair value hierarchy. The Company is currently in the process of finalizing the purchase price allocations for these properties; therefore, these allocations are preliminary and subject to change.

Note 5 - Investment in Unconsolidated Joint Ventures

At March 31, 2014 and December 31, 2013, the Company had investments in five unconsolidated joint ventures, each of which owned and operated one property. The Company’s equity investment in such unconsolidated joint ventures totaled $4,916,000 and $4,906,000, respectively. The Company recorded equity in earnings of $133,000 and $334,000 for the three months ended March 31, 2014 and 2013, respectively.

Note 6 - Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments.  If the financial condition of a specific tenant were to deteriorate resulting in an impairment of its ability to make payments, additional allowances may be required.  At March 31, 2014 and December 31, 2013, there was no balance in allowance for doubtful accounts.

The Company records bad debt expense as a reduction of rental income. For the three months ended March 31, 2014 and 2013, the Company did not incur any bad debt expense.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014 (Continued)

Note 7 - Discontinued Operations and Sale of Properties

On February 3, 2014, the Company sold two properties located in Michigan for a total sales price of $5,177,000, net of closing costs.  At December 31, 2013, the Company recorded a $61,700 impairment charge representing the loss on the sale of these properties.  The following table summarizes the components of income from discontinued operations applicable to these properties (amounts in thousands):

	Three Months Ended March 31,
	2014	2013

Rental income	$141	$240

Depreciation and amortization	—	36
Real estate expenses	17	1
Interest expense	111	67
Total expenses	128	104

Income from discontinued operations	$13	$136

Note 8 - Line of Credit

The Company has a $75,000,000 revolving credit facility with Manufacturer’s & Trader’s Trust Company, VNB New York Corp., Bank Leumi USA and Israel Discount Bank of New York.  This facility matures March 31, 2015 and provides that the Company pay interest at the greater of (i) 90 day LIBOR plus 3% (3.23% at March 31, 2014) and (ii) 4.75% per annum, and there is an unused facility fee of .25% per annum. At March 31, 2014 and May 5, 2014, the outstanding balance under the facility was $12,850,000. The Company was in compliance with all covenants at March 31, 2014.

Note 9 - Compensation and Services Agreement

The Company agreed to pay fees of $3,300,000 and $3,465,000 in 2014 and 2015, respectively (including overhead expenses of $186,375 and $195,694 and property management fees, included in real estate expenses on the income statement, of $850,000 and $892,500 in 2014 and 2015, respectively) pursuant to the compensation and services agreement, as amended, with Majestic Property Management Corp.  Majestic Property Management Corp is wholly-owned by the Vice Chairman of the Company’s Board of Directors.   The 2014 fee represents an increase of $400,000 over the 2013 fee and the 2015 fee represents a $165,000 increase over the 2014 fee. The results of a report prepared by an independent compensation consultant were used to evaluate and support these increases.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014 (Continued)

Note 10 - Common Stock Cash Dividend

On March 13, 2014, the Board of Directors declared a quarterly cash dividend of $.37 per share on the Company’s common stock, totaling $5,872,000. The quarterly dividend was paid on April 3, 2014 to stockholders of record on March 25, 2014.

Note 11 - Shares Issued through Equity Offering Program

On March 20, 2014, the Company entered into an amended and restated equity offering sales agreement to sell shares of the Company’s common stock from time to time with an aggregate sales price of up to approximately $38,360,000, through an “at the market” equity offering program.  During the three months ended March 31, 2014, the Company sold 32,844 shares for proceeds of $720,000, net of commissions of $7,000, and incurred offering costs, primarily professional fees, of $76,000. Subsequent to March 31, 2014 and through April 4, 2014, the Company sold 26,262 shares for proceeds of $573,300, net of commissions of $6,000.

Note 12 - Stock Based Compensation

The Company’s 2012 Incentive Plan, approved by the Company’s stockholders in June 2012, permits the Company to grant, among other things, stock options, restricted stock, restricted stock units and performance share awards and any one or more of the foregoing to its employees, officers, directors and consultants.  A maximum of 600,000 shares of the Company’s common stock is authorized for issuance pursuant to this Plan, of which 229,000 have been issued as of March 31, 2014.  An aggregate of 452,000 shares of restricted stock and restricted stock units are outstanding under the Company’s 2003 and 2009 equity incentive plans (collectively, the “Prior Plans”) and have not yet vested.  No additional awards may be granted under the Prior Plans.

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

On September 14, 2010, the Board of Directors approved a Pay-for-Performance program under the Company’s 2009 Incentive Plan and awarded 200,000 performance share awards in the form of restricted stock units (the “Units”). The holders of Units are not entitled to dividends or to vote the underlying shares until the Units vest and shares are issued. Accordingly, for accounting purposes, the shares underlying the Units are not included in the shares shown as outstanding on the balance sheet.  If the defined performance criteria are satisfied in full at June 30, 2017, one share of the Company’s common stock will vest and be

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014 (Continued)

Note 12 - Stock Based Compensation (Continued)

issued for each Unit outstanding and a pro-rata portion of the Units will vest and be issued if the performance criteria fall between defined ranges.  In the event that the performance criteria are not satisfied in whole or in part at June 30, 2017, the unvested Units will be forfeited and no shares of the Company’s common stock will be issued for those Units.  No Units were forfeited or vested in the three months ended March 31, 2014.

As of March 31, 2014 and December 31, 2013, there were no options outstanding under the Company’s equity incentive plans.

The following is a summary of the activity of the equity incentive plans (excluding, except as otherwise noted, the 200,000 Units):

	Three Months Ended March 31,
	2014	2013
Restricted share grants	118,850	112,650
Per share grant price	$20.54	$21.59
Deferred compensation to be recognized over vesting period	$2,441,000	$2,432,000

Non-vested shares:
Non-vested beginning of period	470,015	407,460
Grants	118,850	112,650
Vested during period	(101,300)	(50,095)
Forfeitures	(6,520)	—
Non-vested end of period	481,045	470,015

Average per share value of non-vested shares (based on grant price)	$14.55	$14.22

Value of shares vested during the period (based on grant price)	$621,000	$876,000

The total charge to operations for all incentive plans, including the 200,000 Units, is as follows:
Outstanding restricted stock grants	$443,000	$367,000
Outstanding restricted stock units	29,000	30,000
Total charge to operations	$472,000	$397,000

As of March 31, 2014, there were approximately $6,188,000 of total compensation costs related to nonvested awards that have not yet been recognized, including $372,000 related to the Pay-for-Performance program (net of forfeiture and performance assumptions which are re-evaluated quarterly). These compensation costs will be charged to general and administrative expense over the remaining respective vesting periods. The weighted average vesting period is approximately 3.1 years.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014 (Continued)

Note 13 - Fair Value Measurements

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

At March 31, 2014, the $289,624,000 estimated fair value of the Company’s mortgages payable is more than their carrying value by approximately $4,721,000 assuming a blended market interest rate of 4.8% based on the 9.4 year weighted average remaining term of the mortgages.  At December 31, 2013, the $283,142,000 estimated fair value of the Company’s mortgages payable is more than their carrying value by approximately $5,097,000 assuming a blended market interest rate of 5% based on the 9.0 year weighted average remaining term of the mortgages.

At March 31, 2014 and December 31, 2013, the $12,850,000 and $23,250,000, respectively, carrying amount of the Company’s line of credit approximates its fair value.

The fair value of the Company’s mortgages payable and line of credit are estimated using unobservable inputs such as available market information and discounted cash flow analysis based on borrowing rates the Company believes it could obtain with similar terms and maturities. These fair value measurements fall within Level 3 of the fair value hierarchy.

Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014 (Continued)

Note 13 - Fair Value Measurements (Continued)

Financial Instruments Measured at Fair Value

The fair value of the Company’s available-for-sale securities and derivative financial instruments was determined using the following inputs (amounts in thousands):

		Carrying and	Fair Value Measurements Using Fair Value Hierarchy on a Recurring Basis
	As of	Fair Value	Level 1	Level 2
Financial assets:
Available-for-sale securities:
Equity securities	March 31, 2014	$287	$287	$—
	December 31, 2013	282	282	—

Derivative financial instruments:
Interest rate swaps	March 31, 2014	214	—	214
	December 31, 2013	265	—	265

Financial liabilities:
Derivative financial instruments:
Interest rate swaps	March 31, 2014	1,441	—	1,441
	December 31, 2013	774	—	774

The Company does not own any financial instruments that are classified as Level 3.

Available-for-sale securities

At March 31, 2014, the Company’s available-for-sale securities were as follows:

(i) a $264,000 investment in 37,081 shares of BRT Realty Trust and (ii) a $23,000 investment in other equity securities (included in other assets on the balance sheet). The aggregate cost of these securities was $138,000 and the unrealized gain thereon was $149,000. Such unrealized gains were included in accumulated other comprehensive loss on the balance sheet.  Fair values are approximated based on current market quotes from financial sources that track such securities.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014 (Continued)

Note 13 - Fair Value Measurements (Continued)

Derivative financial instruments

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparty.  As of March 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

As of March 31, 2014, the Company had entered into 14 interest rate derivatives, all of which were interest rate swaps, related to 14 outstanding mortgage loans with an aggregate $76,732,000 notional amount and mature between 2014 and 2024 (weighted average maturity of 6.75 years).  Such interest rate swaps, all of which were designated as cash flow hedges, converted Libor based variable rate mortgages to fixed annual rate mortgages with interest rates ranging from 3.55% to 6.50% (weighted average interest rate of 4.98%). The fair value of the Company’s derivatives designated as hedging instruments in asset and liability positions reflected as other assets or other liabilities on the consolidated balance sheets were $214,000 and $1,441,000, respectively, at March 31, 2014 and $265,000 and $774,000, respectively, at December 31, 2013.

Two of the Company’s unconsolidated joint ventures, in which a wholly owned subsidiary of the Company is a 50% partner, had an interest rate derivative outstanding at March 31, 2014 with a notional amount of $3,776,000. This interest rate derivative, which was entered into in March 2011, has an interest rate of 5.81% and matures in April 2018.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014 (Continued)

Note 13 - Fair Value Measurements (Continued)

The following table presents the effect of the Company’s derivative financial instruments on the statement of income for the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2014	2013
Consolidated
Amount of (loss) income recognized on derivatives in Other comprehensive (loss)	$(1,106)	$26
Amount of (loss) reclassification from Accumulated other comprehensive (loss) into Interest expense	(388)	(152)

Joint Ventures (Company’s share)
Amount of (loss) gain recognized on derivative in Other comprehensive (loss)	(7)	(4)
Amount of (loss) reclassification from Accumulated other comprehensive (loss) into Equity in earnings of unconsolidated joint ventures	(14)	(14)

No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges for the three months ended March 31, 2014 and 2013.  During the twelve months ending March 31, 2015, the Company estimates an additional $1,639,000 will be reclassified from other comprehensive income (loss) as an increase to interest expense.

The derivative agreements in effect at March 31, 2014 provide that if the wholly owned subsidiary of the Company which is a party to the agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to one of the derivative agreements and if the subsidiary defaults on the loan subject to such agreement and if there are swap breakage losses on account of the derivative being terminated early, the Company could be held liable for interest rate swap breakage losses, if any.

As of March 31, 2014, the fair value of the derivatives in a liability position, including accrued interest, and excluding any adjustments for nonperformance risk, was approximately $1,571,000.  In the unlikely event that the Company breaches any of the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $1,571,000. Such amount is included in accrued expenses and other liabilities at March 31, 2014.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014 (Continued)

Note 14 - New Accounting Pronouncement

In April 2014, the Financial Accounting Standards Board issued updated guidance that changes the criteria for determining which future disposals can be presented as discontinued operations and modifies related disclosure requirements.  Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  The guidance is effective prospectively as of the first quarter of 2015, with early adoption permitted for new disposals or new classifications as held-for-sale.  The Company early adopted this new guidance in the first quarter of 2014 and it did not have any effect on the Company’s Consolidated Financial Statements.  It is expected that most of the Company’s future dispositions will not meet the new criteria for being treated as a discontinued operation.

Note 15 - Subsequent Events

Subsequent events have been evaluated and there are no events relative to the Company’s consolidated financial statements that require additional disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “could,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions or variations thereof.  Forward-looking statements should not be relied on since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements.  Investors are encouraged to review the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2013 under the caption “Item 1A. Risk Factors” for a discussion of certain factors which may cause actual results to differ materially from current expectations and are cautioned not to place undue reliance on any forward-looking statements.

Overview

We are a self-administered and self-managed real estate investment trust, organized in Maryland in 1982.  We acquire, own and manage a geographically diversified portfolio of retail (including furniture stores, restaurants, office supply stores and supermarkets), industrial, flex, office, health and fitness and other properties, a substantial portion of which are leased under long-term net leases.  As of March 31, 2014, we own 109 properties (including five properties owned by our unconsolidated joint ventures) located in 29 states. Based on square footage, our occupancy rate at March 31, 2014 is approximately 98.0%, and assuming a new tenant takes possession of a property as contemplated, will be approximately 99.0% at May 15, 2014.

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

Further, we are sensitive to the risks facing the retail industry as a result of the growth of e-commerce.  We are addressing this exposure by acquiring properties that are less sensitive to e-commerce risk such as restaurant properties or properties that capitalize on e-commerce activities such as e-commerce distribution and warehousing facilities.

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

Our 2014 contractual rental income is approximately $53.8 million and represents, after giving effect to any abatements, concessions or adjustments, the base rent payable to us in calendar year 2014 under leases in effect at March 31, 2014. The 2014 contractual rental income excludes approximately $1.2 million of straight-line rent, amortization of approximately $180,000 of intangibles and our share of the rental income payable to our unconsolidated joint ventures, which in 2014 will be approximately $1.5 million.

The following table sets forth scheduled lease expirations of leases for our properties (excluding unconsolidated joint ventures) as of March 31, 2014 for the calendar years indicated below:

Year of Lease Expiration (1)	Number of Expiring Leases	Approximate Square Footage Subject to Expiring Leases	2014 Contractual Rental Income Under Expiring Leases	Percent of 2014 Contractual Rental Income Represented by Expiring Leases
2014	4	118,019	$913,903	1.7%
2015	10	358,086	3,855,743	7.2
2016	15	458,262	3,801,822	7.1
2017	10	104,508	2,063,140	3.8
2018	19	409,967	6,079,257	11.3
2019	6	146,303	1,712,920	3.2
2020	7	181,108	4,305,178	8.0
2021	6	119,260	1,121,779	2.1
2022	8	1,154,724	8,730,507	16.2
2023 and thereafter	29	2,114,914	21,206,503	39.4
	114	5,165,151	$53,790,752	100.0%

(1)         Lease expirations assume tenants do not exercise existing renewal options.

Results of Operations

The following table compares revenues and operating expenses of continuing operations for the periods indicated:

	Three Months Ended March 31,		Increase	%
(Dollars in thousands)	2014	2013	(Decrease)	Change

Revenues:
Rental income	$14,402	$11,862	$2,540	21.4%

Operating expenses:
Depreciation and amortization	3,577	2,634	943	35.8
General and administrative	2,211	1,960	251	12.8
Federal excise and state taxes	62	42	20	47.6
Real estate expenses	1,098	772	326	42.2
Leasehold rent	77	77	—	—
Real estate acquisition costs	40	151	(111)	(73.5)
Total operating expenses	7,065	5,636	1,429	25.4

Operating income	$7,337	$6,226	$1,111	17.8

Revenues

Rental income.  The increase is primarily due to rental income of approximately $2.3 million earned from 13 properties acquired in 2013 and 2014 ($2.2 million from the eleven properties acquired in 2013), and to a lesser extent, a $219,000 increase in real estate tax and expense reimbursements from tenants and $94,000 from the lease of recently expanded rentable space at an existing property. This increase was partially offset by a $154,000 decrease in rental income resulting from lease expirations in January 2014.

Operating Expenses

Depreciation and amortization.  Approximately $895,000 of the increase is due to depreciation expense on the properties we acquired in 2013 and 2014 ($863,000 from the eleven properties acquired in 2013) and the balance is due primarily to depreciation on improvements to properties.

General and administrative expenses.  The increase is attributable to several factors including (i) an increase of  $75,000 in non-cash compensation expense primarily related to the increase in the number of restricted stock awards granted in 2014 and the higher fair value of such awards at the time of grant; (ii) a quarterly increase of $37,500 in the amount payable pursuant to the compensation and services agreement; (iii) an increase of $35,000 in accounting fees, and (iv) increases of $103,500 in various general and administrative expenses, none of which are individually significant and a majority of which are expected to be non-recurring.

Real estate expenses.  The increase is due to approximately (i) $169,000 of increases in snow removal expense at several of our properties due to the harsh 2014 winter, a significant portion of which is rebilled to tenants and (ii) $78,000 of expenses related to a property vacated by the tenant at lease expiration in January 2014. The property has been net leased to a new tenant that we anticipate will become responsible for rent and expenses on or about May 15, 2014. In addition, there was a quarterly increase of $62,500 in the amount for property management services pursuant to the compensation and services agreement due to the increase in the number and nature of properties in our portfolio.

Real estate acquisition costs.  These costs, which include acquisition fees, legal and other transactional costs and expenses, decreased from the three months ended March 31, 2013 due to the inclusion in the three months ended March 31, 2013, of fees paid to our joint venture partner in connection with an acquisition.

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Three Months Ended March 31,		Increase	%
(Dollars in thousands)	2014	2013	(Decrease)	Change

Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$133	$334	$(201)	(60.2)%
Other income	8	69	(61)	(88.4)
Interest:
Expense	(3,953)	(3,103)	850	27.4
Amortization of deferred financing costs	(238)	(213)	25	11.7

Equity in earnings of unconsolidated joint ventures. The decrease is attributable substantially to the sale in May 2013 of a property owned by us and another entity as tenants-in-common and the sale in April 2013 of our interest in the Plano, Texas joint venture.

Interest expense.  The following table details interest expense for the periods indicated:

	Three Months Ended March 31,		Increase	%
(Dollars in thousands)	2014	2013	(Decrease)	Change

Interest expense:
Credit line interest	$257	$52	$205	394.2%
Mortgage interest	3,696	3,051	645	21.1
Total	$3,953	$3,103	$850	27.4

Credit line interest

The increase is due to the $20.6 million increase in the weighted average balance outstanding under our line of credit in the three months ended March 31, 2014. The weighted average balance increased due to borrowings to purchase several properties in 2013 and 2014, partially offset by repayments on the facility (i) with proceeds from the financing of several properties in 2013 and 2014 and (ii) from the use of a portion of the proceeds from the sale of two properties in 2014.

Mortgage interest

The following table reflects the interest rate on our mortgage debt and principal amount of outstanding mortgage debt, in each case on a weighted average basis:

	Three Months Ended March 31,		Increase	%
(Dollars in thousands)	2014	2013	(Decrease)	Change

Interest rate on mortgage debt	5.29%	5.41%	(.12)%	(2.2)%

Principal amount of mortgage debt	$279,481	$225,693	$53,788	23.8

The increase in mortgage interest expense for the three months ended March 31, 2014 is due to the increase in the weighted average amount of mortgage debt outstanding, partially offset by a decrease in the weighted average interest rate on outstanding mortgage debt. The increase in the weighted average balance outstanding is due to the incurrence of mortgage debt of $64.8 million in connection with properties acquired in 2013 and 2014 and the financing or refinancing of $7.4 million, net of refinanced amounts, in connection with properties acquired in prior years. The decrease in the weighted average interest rate is due to the financing (including financings effectuated in connection with acquisitions) or refinancing in 2013 and 2014 of $97.4 million of gross new mortgage debt with a weighted average interest rate of approximately 4.8%.

The following table compares discontinued operations for the periods indicated:

	Three Months Ended March 31,		Increase	%
(Dollars in thousands)	2014	2013	(Decrease)	Change

Discontinued operations	$13	$136	$(123)	(90.4)%

Discontinued operations.  Discontinued operations include the income from operations of two properties sold in February 2014.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our revolving credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of our equity securities and property sales.  Our available liquidity at May 5, 2014 was approximately $68.3 million, including approximately $6.1 million of cash and cash equivalents (net of the credit facility’s required $7.5 million deposit maintenance balance) and $62.2 million available under our revolving credit facility.

Liquidity and Financing

We expect to meet substantially all of our operating cash requirements (including dividend and mortgage amortization payments) from cash flow from operations. To the extent that cash flow from operations is not adequate to cover all of our operating needs, we will be required to use our available cash and cash equivalents, or draw on our credit line (to the extent permitted) to satisfy operating requirements.

At March 31, 2014, excluding mortgage indebtedness of our unconsolidated joint ventures, we had 51 outstanding mortgages payable secured by 73 properties, in aggregate principal amount of approximately $284.9 million. These mortgages represent first liens on individual real estate investments with an aggregate carrying value of approximately $463.5 million, before accumulated depreciation of $58.4 million. After giving effect to interest rate swap agreements, the mortgage payments bear interest at fixed rates ranging from 3.13% to 7.81% (a 5.13% weighted average interest rate) and mature between 2014 and 2037.

The following table sets forth, as of March 31, 2014, information with respect to our mortgage debt (excluding mortgage debt of our unconsolidated joint ventures), that is payable from  April 1, 2014 through December 31, 2016:

(Dollars in thousands)	2014	2015	2016	Total

Amortization payments	$5,428	$7,366	$7,186	$19,980
Principal due at maturity	12,479	4,955	25,678	43,112
Total	$17,907	$12,321	$32,864	$63,092

At March 31, 2014, the Company’s unconsolidated joint ventures had first mortgages on four properties with outstanding balances of approximately $17.6 million, bearing interest at rates ranging from 5.81% to 6.0% (a 5.86% weighted average interest rate) and mature between 2015 and 2018.

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

Credit Facility

We can borrow up to $75 million pursuant to our revolving credit facility which is available to us for the acquisition of commercial real estate, repayment of mortgage debt, property improvements and general working capital purposes; provided, that if used for property improvements and working capital purposes, the amount outstanding for such purposes will not exceed the lesser of $15 million and 15% of the borrowing base, as defined in the credit agreement, and if used for working capital purposes, will not exceed $10 million.  The facility matures on March 31, 2015 and bears interest at the greater of (i) 90 day LIBOR plus 3% and (ii) 4.75%. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $75 million. The credit facility requires maintenance of $7.5 million in average deposit balances.

The terms of our revolving credit facility include certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At March 31, 2014, we were in compliance in all material respects with the covenants under this facility.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Funds from Operations and Adjusted Funds from Operations

We compute funds from operations, or FFO, in accordance with the “White Paper on Funds From Operations” issued by the National Association of Real Estate Investment Trusts (“NAREIT”) and NAREIT’s related guidance. FFO is defined in the White Paper as net income (computed in accordance with generally accepting accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, plus impairment write-downs of depreciable real estate and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. Since the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one REIT to another. We compute adjusted funds from operations, or AFFO, by deducting from FFO our straight-line rent accruals and amortization of lease intangibles and adding back the amortization of restricted stock compensation and the amortization of costs in connection with our financing activities (including our share of our unconsolidated joint ventures).

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

The table below provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Net income	$3,273	$3,450
Add: depreciation of properties	3,515	2,638
Add: our share of depreciation in unconsolidated joint ventures	93	216
Add: amortization of deferred leasing costs	35	32
Add: our share of amortization of deferred leasing costs in unconsolidated joint ventures	—	8
Add: federal excise tax relating to gain on sales	(19)	—
Funds from operations	6,897	6,344
Deduct: straight-line rent accruals and amortization of lease intangibles	(387)	(243)
Add: our share of straight-line rent reversals and amortization of lease intangibles of unconsolidated joint ventures	—	59
Add: amortization of restricted stock compensation	472	397
Add: amortization of deferred financing costs	238	212
Add: our share of amortization of deferred financing costs in unconsolidated joint ventures	4	9
Adjusted funds from operations	$7,224	$6,778

The table below provides a reconciliation of net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO:

	Three Months Ended March 31,
	2014	2013
Net income	$.20	$.22
Add: depreciation of properties	.22	.18
Add: our share of depreciation in unconsolidated joint ventures	.01	.02
Add: amortization of deferred leasing costs	—	—
Add: our share of amortization of deferred leasing costs in unconsolidated joint ventures	—	—
Add: federal excise tax relating to gain on sales	—	—
Funds from operations	.43	.42
Deduct: straight-line rent accruals and amortization of lease intangibles	(.02)	(.02)
Add: our share of straight-line rent reversals and amortization of lease intangibles of unconsolidated joint ventures	—	—
Add: amortization of restricted stock compensation	.03	.03
Add: amortization of deferred financing costs	.01	.01
Add: our share of amortization of deferred financing costs in unconsolidated joint ventures	—	—
Adjusted funds from operations	$.45	$.44

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

We use interest rate swaps to limit interest rate risk. These swaps are used for hedging purposes - not for speculation. We do not enter into interest rate swaps for trading purposes.

At March 31, 2014, we had 15 interest rate swap agreements outstanding (including one held by two of our unconsolidated joint ventures). The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of March 31, 2014, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and net unrealized gain on derivative instruments would have increased by approximately $4.19 million.  If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and net unrealized gain on derivative instruments would have decreased by approximately $4.19 million. These changes would not have any impact on our net income or cash.

Our mortgage debt, after giving effect to interest rate swap agreements, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.

Our credit facility is a revolving variable rate facility which is sensitive to interest rates. Under current market conditions, we do not believe that our risk of material potential losses in future earnings, fair values and/or cash flows from near-term changes in market rates that we consider reasonably possible is material.  We assessed the market risk for our revolving credit facility and believe that there is no foreseeable market risk because interest is charged at the greater of (i) 90 day LIBOR plus 3% and (ii) 4.75% per annum. At March 31, 2014, 90 day LIBOR plus 3% was approximately 3.23%; therefore, an increase or decrease of 100 basis points on this interest rate would not have any impact on the interest expense related to this facility.

Item 4.  Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: May 8, 2014	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: May 8, 2014	/s/ David W. Kalish
David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)