Form 10-Q
period 2014-06-30
ONE LIBERTY PROPERTIES INC
filed 2014-08-07
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC   20549

FORM 10-Q

☒                Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, the registrant had 16,127,360 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Real estate investments, at cost
Land	$169,242	$153,529
Buildings and improvements	432,641	413,829
Total real estate investments, at cost	601,883	567,358
Less accumulated depreciation	77,213	71,171
Real estate investments, net	524,670	496,187

Properties held-for-sale	—	5,177
Investment in unconsolidated joint ventures	4,833	4,906
Cash and cash equivalents	18,338	16,631
Restricted cash	1,894	—
Unbilled rent receivable	14,352	13,743
Unamortized intangible lease assets, net	26,517	26,035
Escrow, deposits and other assets and receivables	4,268	5,690
Investment in BRT Realty Trust at market (related party)	—	262
Unamortized deferred financing costs, net	3,343	3,267

Total assets	$598,215	$571,898

Liabilities and Equity
Liabilities:
Mortgages payable	$284,373	$278,045
Line of credit	36,850	23,250
Dividends payable	5,948	5,806
Accrued expenses and other liabilities	10,631	7,790
Unamortized intangible lease liabilities, net	9,214	6,917

Total liabilities	347,016	321,808

Commitments and contingencies	—	—

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized; 15,594 and 15,221 shares issued and outstanding	15,594	15,221
Paid-in capital	216,474	210,324
Accumulated other comprehensive loss	(2,172)	(490)
Accumulated undistributed net income	19,970	23,877
Total One Liberty Properties, Inc. stockholders’ equity	249,866	248,932
Non-controlling interests in joint ventures	1,333	1,158
Total equity	251,199	250,090

Total liabilities and equity	$598,215	$571,898

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental income, net	$14,396	$11,981	$28,798	$23,843
Lease termination fee	1,269	—	1,269	—
Total revenues	15,665	11,981	30,067	23,843

Operating expenses:
Depreciation and amortization	3,723	2,681	7,300	5,315
General and administrative (including $610, $572 $1,219 and $1,144, respectively, to related party)	2,134	1,944	4,344	3,904
Federal excise and state taxes	107	184	169	226
Real estate expenses (including $212, $150, $425 and $300 respectively, to related party)	877	751	1,976	1,523
Leasehold rent	77	77	154	154
Real estate acquisition costs	88	126	128	277
Total operating expenses	7,006	5,763	14,071	11,399

Operating income	8,659	6,218	15,996	12,444

Other income and expenses:
Equity in earnings of unconsolidated joint ventures	130	57	263	391
Gain on disposition of real estate - unconsolidated joint venture	—	2,807	—	2,807
Gain on sale - unconsolidated joint venture interest	—	1,898	—	1,898
Gain on sale - investment in BRT Realty Trust (related party)	134	—	134	—
Other income	2	11	10	80
Interest:
Expense	(4,035)	(3,158)	(7,988)	(6,261)
Amortization of deferred financing costs	(228)	(226)	(466)	(439)

Income from continuing operations	4,662	7,607	7,949	10,920
Income from discontinued operations	—	145	13	281

Net income	4,662	7,752	7,962	11,201

Less: net income attributable to non-controlling interests	(22)	(16)	(49)	(15)

Net income attributable to One Liberty Properties, Inc.	$4,640	$7,736	$7,913	$11,186

Continued on next page

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited) (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average number of common shares outstanding:
Basic	15,518	14,844	15,436	14,759
Diluted	15,618	14,944	15,536	14,859
Per common share attributable to common stockholders — basic:
Income from continuing operations	$.29	$.50	$.49	$.71
Income from discontinued operations	—	.01	—	.02
	$.29	$.51	$.49	$.73
Per common share attributable to common stockholders — diluted:
Income from continuing operations	$.29	$.49	$.49	$.71
Income from discontinued operations	—	.01	—	.02
	$.29	$.50	$.49	$.73

Cash distributions declared per share of common stock	$.37	$.35	$.74	$.70

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$4,662	$7,752	$7,962	$11,201

Other comprehensive (loss) gain
Net unrealized (loss) gain on available-for-sale securities	(130)	(1)	(125)	45
Net unrealized (loss) gain on derivative instruments	(867)	730	(1,585)	908
One Liberty Property’s share of joint venture net unrealized gain on derivative instruments	7	51	4	61
Other comprehensive (loss) gain	(990)	780	(1,706)	1,014

Comprehensive income	3,672	8,532	6,256	12,215
Comprehensive income attributable to non-controlling interests	(22)	(16)	(49)	(15)
Unrealized loss on derivative instruments attributable to non-controlling interests	14	—	24	—
Comprehensive income attributable to One Liberty Properties, Inc.	$3,664	$8,516	$6,231	$12,200

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the six month period ended June 30, 2014 (Unaudited)

and the year ended December 31, 2013

(Amounts in Thousands, Except Per Share Data)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Undistributed Net Income	Non- Controlling Interests in Joint Ventures	Total

Balances, December 31, 2012	$14,598	$196,107	$(1,578)	$28,001	$931	$238,059

Distributions - common stock Cash - $1.42 per share	—	—	—	(21,999)	—	(21,999)
Shares issued through equity offering program — net	363	8,802	—	—	—	9,165
Restricted stock vesting	50	(50)	—	—	—	—
Shares issued through dividend reinvestment plan	210	4,025	—	—	—	4,235
Contributions from non-controlling interests	—	—	—	—	480	480
Distributions to non-controlling interests	—	—	—	—	(298)	(298)
Compensation expense - restricted stock	—	1,440	—	—	—	1,440
Net income	—	—	—	17,875	49	17,924
Other comprehensive income (loss)	—	—	1,088	—	(4)	1,084

Balances, December 31, 2013	15,221	210,324	(490)	23,877	1,158	250,090

Distributions - common stock Cash - $.74 per share	—	—	—	(11,820)	—	(11,820)
Shares issued through equity offering program — net	156	3,148	—	—	—	3,304
Restricted stock vesting	101	(101)	—	—	—	—
Shares issued through dividend reinvestment plan	116	2,183	—	—	—	2,299
Contribution from non-controlling interest	—	—	—	—	306	306
Distributions to non-controlling interests	—	—	—	—	(156)	(156)
Compensation expense - restricted stock	—	920	—	—	—	920
Net income	—	—	—	7,913	49	7,962
Other comprehensive loss	—	—	(1,682)	—	(24)	(1,706)

Balances, June 30, 2014	$15,594	$216,474	$(2,172)	$19,970	$1,333	$251,199

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$7,962	$11,201
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of real estate held by unconsolidated joint venture	—	(2,807)
Gain on sale - unconsolidated joint venture interest	—	(1,898)
Gain on sale of available-for-sale securities (to related party in 2014)	(134)	(6)
Increase in rental income from straight-lining of rent	(609)	(414)
Increase in rental income from amortization of intangibles relating to leases	(50)	(66)
Amortization of restricted stock expense	920	766
Equity in earnings of unconsolidated joint ventures	(263)	(391)
Distributions of earnings from unconsolidated joint ventures	289	860
Depreciation and amortization	7,300	5,386
Amortization and write-off of financing costs	466	439
Changes in assets and liabilities:
Decrease (increase) in escrow, deposits, other assets and receivables	1,242	(109)
(Decrease) increase in accrued expenses and other liabilities	(539)	112
Net cash provided by operating activities	16,584	13,073

Cash flows from investing activities:
Purchase of real estate	(33,165)	(6,215)
Improvements to real estate	(645)	(627)
Distributions of return of capital from unconsolidated joint ventures	50	5,284
Net proceeds from sale of real estate	5,177	—
Net proceeds from disposition of unconsolidated joint venture interest	—	13,444
Payment of leasing commissions	(40)	(40)
Net proceeds from sale of available-for-sale securities (to related party in 2014)	266	19
Net cash (used in) provided by investing activities	(28,357)	11,865

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(3,765)	(3,169)
Repayment of mortgages payable	(19,003)	(2,816)
Proceeds from mortgage financings	29,096	7,867
Proceeds from sale of common stock, net	3,304	7,771
Proceeds from bank line of credit	27,500	3,500
Repayment on bank line of credit	(13,900)	(3,500)
Issuance of shares through dividend reinvestment plan	2,299	2,278
Payment of financing costs	(523)	(174)
Capital contributions from non-controlling interests	306	481
Distribution to non-controlling interests	(156)	(258)
Cash distributions to common stockholders	(11,678)	(10,564)
Net cash provided by financing activities	13,480	1,416

Net increase in cash and cash equivalents	1,707	26,354
Cash and cash equivalents at beginning of period	16,631	14,577
Cash and cash equivalents at end of period	$18,338	$40,931

Continued on next page

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

	Six Months Ended June 30,
	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$8,036	$6,338

Supplemental schedule of non-cash investing and financing activities:
Purchase accounting allocation - intangible lease assets	1,989	762
Purchase accounting allocation - intangible lease liabilities	2,671	857
Restricted cash for tenant improvements and other reserve	1,894	—

See accompanying notes to consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014

Note 1 - Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland.  OLP is a self-administered and self-managed real estate investment trust (“REIT”).  OLP acquires, owns and manages a geographically diversified portfolio of retail (including furniture stores, restaurants, office supply stores and supermarkets), industrial, flex, office, health and fitness and other properties, a substantial portion of which are subject to long-term net leases.  As of June 30, 2014, OLP owned 113 properties, including six properties owned by consolidated joint ventures and five properties owned by unconsolidated joint ventures. The 113 properties are located in 30 states.

Note 2 - Basis of Preparation

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

The consolidated financial statements include the accounts and operations of OLP, its wholly-owned subsidiaries and its investment in six joint ventures in which the Company, as defined, has a controlling interest.  OLP and its consolidated subsidiaries are hereinafter referred to as the “Company”.  Material intercompany items and transactions have been eliminated in consolidation.

Investment in Joint Ventures

The Company assesses the accounting treatment for each joint venture investment. This assessment includes a review of each joint venture or limited liability company agreement to determine the rights of each party and whether those rights are protective or participating. The agreements typically contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and to pay capital expenditures and operating expenditures outside of the approved budget or operating plan. In situations where the Company and its partner, among other things, (i) approve the annual budget, (ii) approve

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014 (Continued)

Note 2 - Basis of Preparation (continued)

certain expenditures, (iii) prepare or review and approve the joint venture’s tax return before filing, and (iv) approve each lease at each property, the Company does not consolidate the joint venture as the Company considers these to be substantive participation rights that result in shared power over the activities that most significantly impact the performance of the joint venture.  Additionally, the Company assesses the accounting treatment for any interests pursuant to which the Company may have a variable interest as a lessor.  Leases may contain certain protective rights such as the right of sale and the receipt of certain escrow deposits.  In situations where the Company does not have the power over tenant activities that most significantly impact the performance of the property the Company would not consolidate.

The Financial Accounting Standard’s Board, or FASB’s, guidance for determining whether an entity is a variable interest entity, or VIE, requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.

In June 2014, the Company purchased land for $6,510,000 in Sandy Springs, Georgia improved with a 196 unit apartment complex, and simultaneously entered into a long-term triple net ground lease with the owner/operator of this complex (see Note 4).  The Company determined that it has a variable interest through its ground lease and the owner/operator is a VIE because its equity investment at risk is not sufficient to finance its activities without additional subordinated financial support.  The Company’s fee interest in the land is collateral for the owner/operator’s loan on the buildings located at this property. The Company further determined that it is not the primary beneficiary because the Company does not have the power to direct the activities that most significantly impact the owner/operator’s economic performance such as management, operational budgets and other rights, including leasing of the units and therefore, will not consolidate the VIE for financial statement purposes.  Accordingly, the Company will account for its investment as land and the revenue from the ground lease as Rental Income, net.  At June 30, 2014, the Company’s maximum exposure to loss as a result of the ground lease is an aggregate of $6,540,000, representing the $6,516,000 carrying value of the land, included in Real estate investments, net, on the consolidated balance sheets and the rent receivable of $24,000.

In June 2014, the Company entered into a joint venture, in which the Company has a 95% equity interest, and acquired a property located in Joppa, Maryland (see Note 4).  The Company also made a senior preferred equity investment in the joint venture.  The Company has determined that this joint venture is a VIE as the Company’s voting rights are not proportional to its economic interests and substantially all of the joint venture’s activities are conducted by the Company.  The Company further determined that it is the primary beneficiary of the VIE as it has the power to direct the activities that most significantly impact the joint venture’s performance including management, approval of expenditures, and sale of the property, as well as the obligation to absorb the losses or rights to receive benefits

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014 (Continued)

Note 2 - Basis of Preparation (continued)

from the VIE.  Accordingly, the Company consolidates the operations of this joint venture for financial statement purposes.

For the consolidated VIE, the carrying amounts and classification in the Company’s consolidated balance sheets were assets (none of which are restricted) consisting of land of $3,803,000 and building and improvements of $8,142,000, accrued expenses and other liabilities of $78,000 and non-controlling interest in joint ventures of $5,000. The joint venture’s creditors do not have recourse to the assets of the Company other than those held by the joint venture.

With respect to five consolidated joint ventures in which the Company has between an 85% to 95% interest, the Company has determined that (i) such ventures are not VIE’s and (ii) the Company exercises substantial operating control and accordingly, such ventures are consolidated for financial statement purposes.

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

Reclassification

Certain amounts previously reported in the consolidated financial statements for the three and six months ended June 30, 2013 relating to the operations of two properties that were sold in February 2014 have been reclassified to discontinued operations in the accompanying consolidated financial statements to conform to the current period’s presentation.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014 (Continued)

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

Diluted earnings per share reflects the potential dilution that could occur if securities or other rights exercisable for, or convertible into, common stock were exercised or converted or otherwise resulted in the issuance of common stock that shared in the earnings of the Company.  For the three and six months ended June 30, 2014 and 2013, the diluted weighted average number of common shares includes 100,000 shares (of an aggregate of 200,000 shares) of common stock underlying the restricted stock units awarded pursuant to the Pay-For-Performance program.  These 100,000 shares may vest upon satisfaction of the total stockholder return metric. The number of shares that would be issued pursuant to this metric is based on the market price and dividends paid as of the end of each quarterly period assuming the end of that quarterly period was the end of the vesting period.  The remaining 100,000 shares of common stock underlying the restricted stock units awarded under the Pay-For-Performance program are not included during the three and six months ended June 30, 2014 and 2013, as they did not meet the return on capital performance metric during such periods.

There were no options outstanding to purchase shares of common stock or other rights exercisable for, or convertible into, common stock during the six months ended June 30, 2014 and 2013.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014 (Continued)

Note 3 - Earnings Per Common Share (continued)

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator for basic and diluted earnings per share:

Income from continuing operations	$4,662	$7,607	$7,949	$10,920
Less: net income attributable to non-controlling interests	(22)	(16)	(49)	(15)
Less: earnings allocated to unvested shares	(178)	—	(356)	—
Income from continuing operations available for common stockholders	4,462	7,591	7,544	10,905
Discontinued operations	—	145	13	281
Net income available for common stockholders, basic and diluted	$4,462	$7,736	$7,557	$11,186

Denominator for basic earnings per share:
- weighted average common shares	15,518	14,844	15,436	14,759
- weighted average unvested restricted stock shares	—	470	—	477
	15,518	15,314	15,436	15,236
Effect of diluted securities:
- restricted stock units awarded under Pay-for-Performance program	100	100	100	100
Denominator for diluted earnings per share
- weighted average shares	15,618	15,414	15,536	15,336

Earnings per common share, basic	$.29	$.51	$.49	$.73
Earnings per common share, diluted	$.29	$.50	$.49	$.73

Net Income attributable to One Liberty Properties, Inc. common stockholders, net of non-controlling interests:
Income from continuing operations	$4,640	$7,591	$7,900	$10,905
Income from discontinued operations	—	145	13	281

Net income attributable to One Liberty Properties, Inc.	$4,640	$7,736	$7,913	$11,186

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014 (Continued)

Note 4 - Real Estate Acquisitions and Contingent Liability

The following chart details the Company’s real estate acquisitions, all of which were acquired for cash, during the six months ended June 30, 2014 (amounts in thousands):

Description of Property	Date Acquired	Contract Purchase Price	Third Party Real Estate Acquisition Costs (a)
Total Wine and More retail store, Greensboro, North Carolina	January 21, 2014	$2,971	$20
Chuck E Cheese restaurant, Indianapolis, Indiana	January 23, 2014	2,138	9
Savers Thrift Superstore, Highlands Ranch, Colorado	May 7, 2014	4,825	45
Hobby Lobby retail store, Woodbury, Minnesota	May 21, 2014	4,770	13
Land - River Crossing Apartments, Sandy Springs, Georgia (b)	June 4, 2014	6,510	—	(c)
Noxell Corporation industrial building, Joppa, Maryland (d)	June 26, 2014	11,650	—	(c)

Other (e)		—	41

Totals		$32,864	$128

(a)         Included as an expense in the accompanying consolidated statement of income.

(b)         The Company’s fee interest in the land is collateral for the tenant’s mortgage loan secured by the buildings located at this property.

(c)          Transaction costs aggregating $301 incurred with these asset acquisitions were capitalized.

(d)         Owned by a joint venture in which the Company has a 95% interest.  The non-controlling interest contributed $306 for its 5% interest, which was equal to the fair value at the date of purchase.

(e)          Costs incurred for potential acquisitions and properties purchased in 2013.

The following chart provides the allocation of the purchase price for the Company’s real estate acquisitions during the six months ended June 30, 2014 (amounts in thousands):

			Building	Intangible Lease
Description of Property	Land	Building	Improvements	Asset	Liability	Total
Total Wine and More retail store, Greensboro, North Carolina	$1,046	$1,468	$83	$374	$—	$2,971
Chuck E Cheese restaurant, Indianapolis, Indiana	853	1,321	145	94	(275)	2,138
Savers Thrift Superstore, Highlands Ranch, Colorado	2,231	2,614	277	846	(1,143)	4,825
Hobby Lobby retail store, Woodbury, Minnesota	1,190	3,667	335	734	(1,156)	4,770
Land - River Crossing Apartments, Sandy Springs, Georgia (a)	6,516	—	—	—	—	6,516
Noxell Corporation industrial building, Joppa, Maryland (b)	3,803	7,991	151	—	—	11,945
Subtotals	15,639	17,061	991	2,048	(2,574)	33,165
Other (c)	74	70	18	(59)	(97)	6
Totals	$15,713	$17,131	$1,009	$1,989	$(2,671)	$33,171

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014 (Continued)

Note 4 - Real Estate Acquisitions and Contingent Liability (continued)

(a)    Includes capitalized transaction costs of $6 incurred with this asset acquisition.

(b)    Includes capitalized transaction costs of $295 incurred with this asset acquisition.

(c)     Adjustments to finalize intangibles relating to properties purchased in 2013.

Each property purchased by the Company in 2014 is net leased by a single tenant pursuant to a lease that expires between 2015 through 2044.

In June 2014, the Company purchased land in Sandy Springs, Georgia improved with a 196 unit apartment complex, for a land purchase price of $6,510,000 and simultaneously entered into a long-term triple net ground lease with the owner/operator of this complex.  Pursuant to the terms of the ground lease, the owner/operator is obligated to make certain unit renovations as and when units become vacant.  A cash reserve of $1,894,000 was received by the Company to cover this renovation work and other reserve requirements, which is included in Restricted cash on the consolidated balance sheet.

At the time of the closing, the owner/operator obtained a $16,230,000 mortgage which, together with the Company’s purchase of the land, provided substantially all of the aggregate costs to acquire the complex.  The Company was required to provide its land as collateral for the mortgage loan; accordingly the land position is subordinated to the mortgage.

As a result of the 2014 acquisitions, the Company recorded intangible lease assets of $2,048,000 and intangible lease liabilities of $2,574,000, representing the value of the origination costs and acquired leases.  As of June 30, 2014, the weighted average amortization period for these acquisitions is 7.7 years for the intangible lease assets and 8.4 years for the intangible lease liabilities. The Company assessed the fair value of the lease intangibles based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 (as defined in Note 14) in the fair value hierarchy. The Company is currently in the process of finalizing the purchase price allocations for four properties that were acquired during the three months ended June 30, 2014; therefore, these allocations are preliminary and subject to change.

Note 5 — Lease Termination Fee Income

In June 2014, the Company received a $1,269,000 lease termination fee from a retail tenant in a lease buy-out transaction.  In connection with the receipt of this fee, the Company wrote-off $150,000 as an offset to rental income, representing the entire balance of the unbilled rent receivable and the intangible lease asset related to this property.  The Company re-leased this property simultaneously with the termination of the existing tenant’s lease.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014 (Continued)

Note 6 - Investment in Unconsolidated Joint Ventures

At June 30, 2014 and December 31, 2013, the Company had investments in five unconsolidated joint ventures, each of which owned and operated one property. The Company’s equity investment in such unconsolidated joint ventures at such dates totaled $4,833,000 and $4,906,000, respectively. In addition to the $2,807,000 gain on the sale of a tenant-in-common property in the three and six months ended June 30, 2013, the Company recorded equity in earnings of $263,000 and $391,000 for the six months ended June 30, 2014 and 2013, respectively, and $130,000 and $57,000 for the three months ended June 30, 2014 and 2013, respectively.

Additionally, in April 2013, the Company sold its 90% equity interest in a joint venture to its partner and recorded a gain of $1,898,000.

Note 7 - Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments.  If the financial condition of a specific tenant were to deteriorate resulting in an impairment of its ability to make payments, additional allowances may be required.  At June 30, 2014 and December 31, 2013, there was no balance in allowance for doubtful accounts.

The Company records bad debt expense as a reduction of rental income. For the three and six months ended June 30, 2014 and 2013, the Company did not incur any bad debt expense.

Note 8 - Discontinued Operations and Sale of Properties

On February 3, 2014, the Company sold two properties located in Michigan for a total sales price of $5,177,000, net of closing costs.  At December 31, 2013, the Company recorded a $61,700 impairment charge representing the loss on the sale of these properties.  The following table summarizes the components of income from discontinued operations applicable to these properties (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Rental income	$—	$246	$141	$486

Depreciation and amortization	—	36	—	72
Real estate expenses	—	—	17	1
Interest expense	—	65	111	132
Total expenses	—	101	128	205

Income from discontinued operations	$—	$145	$13	$281

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014 (Continued)

Note 9 - Line of Credit

The Company has a $75,000,000 revolving credit facility with Manufacturer’s & Trader’s Trust Company, VNB New York Corp., Bank Leumi USA and Israel Discount Bank of New York.  This facility matures March 31, 2015 and provides that the Company pay interest at the greater of (i) 90 day LIBOR plus 3% (3.23% at June 30, 2014) and (ii) 4.75% per annum, and there is an unused facility fee of .25% per annum.  At June 30, 2014 and August 1, 2014, there were outstanding balances of $36,850,000 and $35,450,000, respectively, under the facility. The Company was in compliance with all covenants at June 30, 2014.

Note 10 - Compensation and Services Agreement

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

Note 11 - Common Stock Cash Dividend

On June 11, 2014, the Board of Directors declared a quarterly cash dividend of $.37 per share on the Company’s common stock, totaling $5,948,000. The quarterly dividend was paid on July 2, 2014 to stockholders of record on June 25, 2014.

Note 12 - Shares Issued through Equity Offering Program

On March 20, 2014, the Company entered into an amended and restated equity offering sales agreement to sell shares of the Company’s common stock from time to time with an aggregate sales price of up to approximately $38,360,000, through an “at the market” equity offering program.  During the six months ended June 30, 2014, the Company sold 156,172 shares for proceeds of $3,402,000, net of commissions of $34,000, and incurred offering costs, primarily professional fees, of $98,000.  The Company has not sold any additional shares subsequent to June 30, 2014.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014 (Continued)

Note 13 - Stock Based Compensation

The Company’s 2012 Incentive Plan, approved by the Company’s stockholders in June 2012, permits the Company to grant, among other things, stock options, restricted stock, restricted stock units and performance share awards and any one or more of the foregoing to its employees, officers, directors and consultants.  A maximum of 600,000 shares of the Company’s common stock is authorized for issuance pursuant to this Plan, of which 229,000 shares of restricted stock are outstanding as of June 30, 2014.  An aggregate of 452,000 shares of restricted stock and restricted stock units are outstanding under the Company’s 2003 and 2009 equity incentive plans (collectively, the “Prior Plans”) and have not yet vested.  No additional awards may be granted under the Prior Plans.

The restricted stock grants are charged to general and administrative expense over the respective vesting periods based on the market value of the common stock on the grant date. Substantially all the outstanding restricted stock awards provide for vesting upon the fifth anniversary of the date of grant and under certain circumstances may vest earlier.  For accounting purposes, the restricted stock is not included in the shares shown as outstanding on the balance sheet until they vest; however dividends are paid on the unvested shares.

On September 14, 2010, the Board of Directors approved a Pay-for-Performance program under the Company’s 2009 Incentive Plan and awarded 200,000 performance share awards in the form of restricted stock units (the “Units”). The holders of Units are not entitled to dividends or to vote the underlying shares until the Units vest and shares are issued. Accordingly, for accounting purposes, the shares underlying the Units are not included in the shares shown as outstanding on the balance sheet.  If the defined performance criteria are satisfied in full at June 30, 2017, one share of the Company’s common stock will vest and be issued for each Unit outstanding and a pro-rata portion of the Units will vest and be issued if the performance criteria fall between defined ranges.  In the event that the performance criteria are not satisfied in whole or in part at June 30, 2017, the unvested Units will be forfeited and no shares of the Company’s common stock will be issued for those Units.  No Units were forfeited or vested in the six months ended June 30, 2014.

As of June 30, 2014 and December 31, 2013, there were no options outstanding under the Company’s equity incentive plans.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014 (Continued)

Note 13 - Stock Based Compensation (continued)

The following is a summary of the activity of the equity incentive plans (excluding, except as otherwise noted, the 200,000 Units):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Restricted share grants	—	—	118,850	112,650
Per share grant price	—	—	$20.54	$21.59
Deferred compensation to be recognized over vesting period	—	—	$2,441,000	$2,432,000

Non-vested shares:
Non-vested beginning of period	481,045	470,015	470,015	407,460
Grants	—	—	118,850	112,650
Vested during period	—	—	(101,300)	(50,095)
Forfeitures	—	—	(6,520)	—
Non-vested end of period	481,045	470,015	481,045	470,015

Average per share value of non-vested shares (based on grant price)	$14.55	$14.22	$14.55	$14.22

Value of shares vested during the period (based on grant price)	$—	$—	$621,000	$876,000

The total charge to operations for all incentive plans, including the 200,000 Units, is as follows:
Outstanding restricted stock grants	$419,000	$335,000	$862,000	$702,000
Outstanding restricted stock units	29,000	34,000	58,000	64,000
Total charge to operations	$448,000	$369,000	$920,000	$766,000

As of June 30, 2014, there were approximately $5,741,000 of total compensation costs related to non-vested awards that have not yet been recognized, including $344,000 related to the Pay-for-Performance program (net of forfeiture and performance assumptions which are re-evaluated quarterly). These compensation costs will be charged to general and administrative expense over the remaining respective vesting periods. The weighted average vesting period is approximately 2.9 years.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014 (Continued)

Note 14 - Fair Value Measurements

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

The carrying amounts of cash and cash equivalents, restricted cash, escrow, deposits and other assets and receivables, and accrued expenses and other liabilities are not measured at fair value on a recurring basis, but are considered to be recorded at amounts that approximate fair value.

At June 30, 2014, the $289,447,000 estimated fair value of the Company’s mortgages payable is more than their carrying value by approximately $5,074,000 assuming a blended market interest rate of 4.8% based on the 9.2 year weighted average remaining term of the mortgages.  At December 31, 2013, the $283,142,000 estimated fair value of the Company’s mortgages payable is more than their carrying value by approximately $5,097,000 assuming a blended market interest rate of 5% based on the 9.0 year weighted average remaining term of the mortgages.

At June 30, 2014 and December 31, 2013, the $36,850,000 and $23,250,000, respectively, carrying amount of the Company’s line of credit approximates its fair value.

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

June 30, 2014 (Continued)

Note 14 - Fair Value Measurements (continued)

Financial Instruments Measured at Fair Value

The fair value of the Company’s available-for-sale securities and derivative financial instruments was determined using the following inputs (amounts in thousands):

		Carrying and	Fair Value Measurements Using Fair Value Hierarchy on a Recurring Basis
	As of	Fair Value	Level 1	Level 2
Financial assets:
Available-for-sale securities:
Equity securities	June 30, 2014	$25	$25	$—
	December 31, 2013	282	282	—

Derivative financial instruments:
Interest rate swaps	June 30, 2014	112	—	112
	December 31, 2013	265	—	265

Financial liabilities:
Derivative financial instruments:
Interest rate swaps	June 30, 2014	2,206	—	2,206
	December 31, 2013	774	—	774

The Company does not own any financial instruments that are classified as Level 3.

Available-for-sale securities

At June 30, 2014, the Company’s available-for-sale securities included a $25,200 investment in other equity securities (included in other assets on the consolidated balance sheet). The aggregate cost of these securities was $5,300 and at June 30, 2014, the unrealized gain was $19,900. Such unrealized gains were included in accumulated other comprehensive loss on the consolidated balance sheet.  Fair values are approximated based on current market quotes from financial sources that track such securities.

In May 2014, the Company sold to Gould Investors L.P., a related party, 37,081 shares of BRT Realty Trust, a related party, for proceeds of $266,000 (based on the average of the closing prices for the 30 days preceding the sale).  The cost of these shares was $132,000 and the Company realized a gain on sale of $134,000, of which $132,000 was reclassified from accumulated other comprehensive loss on the consolidated balance sheet into earnings.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014 (Continued)

Note 14 - Fair Value Measurements (continued)

Derivative financial instruments

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty.  As of June 30, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

As of June 30, 2014, the Company had 15 interest rate derivatives outstanding, all of which were interest rate swaps, related to 15 outstanding mortgage loans with an aggregate $77,623,000 notional amount and mature between 2014 and 2024 (weighted average maturity of 6.55 years).  Such interest rate swaps, all of which were designated as cash flow hedges, converted Libor based variable rate mortgages to fixed annual rate mortgages (with interest rates ranging from 3.55% to 6.50% and a weighted average interest rate of 4.97% at June 30, 2014).  The fair value of the Company’s derivatives designated as hedging instruments in asset and liability positions reflected as other assets or other liabilities on the consolidated balance sheets were $112,000 and $2,206,000, respectively, at June 30, 2014, and $265,000 and $774,000, respectively, at December 31, 2013.

Two of the Company’s unconsolidated joint ventures, in which a wholly owned subsidiary of the Company is a 50% partner, had an interest rate derivative outstanding at June 30, 2014 with a notional amount of $3,756,000. This interest rate derivative has an interest rate of 5.81% and matures in April 2018.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014 (Continued)

Note 14 - Fair Value Measurements (continued)

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statement of income for the periods presented (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
One Liberty Properties and Consolidated Subsidiaries
Amount of (loss) gain recognized on derivatives in Other comprehensive loss	$(1,227)	$574	$(2,408)	$600
Amount of loss reclassification from Accumulated other comprehensive loss into Interest expense	(1,302)	(156)	(824)	(308)

Unconsolidated Joint Ventures (Company’s share)
Amount of (loss) gain recognized on derivative in Other comprehensive loss	$(245)	$37	$(48)	$33
Amount of (loss) gain reclassification from Accumulated other comprehensive loss into Equity in earnings of unconsolidated joint ventures	(34)	(14)	55	(28)

No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges for the three and six months ended June 30, 2014 and 2013.  During the twelve months ending June 30, 2015, the Company estimates an additional $1,572,000 will be reclassified from other comprehensive income (loss) as an increase to interest expense.

The derivative agreements in effect at June 30, 2014 provide that if the wholly owned subsidiary of the Company which is a party to the agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to one of the derivative agreements and if the subsidiary defaults on the loan subject to such agreement and if there are swap breakage losses on account of the derivative being terminated early, the Company could be held liable for interest rate swap breakage losses, if any.

As of June 30, 2014, the fair value of the derivatives in a liability position, including accrued interest, and excluding any adjustments for nonperformance risk, was approximately $2,379,000.  In the unlikely event that the Company breaches any of the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $2,379,000.  Such amount is included in accrued expenses and other liabilities at June 30, 2014.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014 (Continued)

Note 15 - New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. This update is effective for interim and annual reporting periods beginning after December 15, 2016.  The Company is currently in the process of evaluating the impact, if any, the adoption of this ASU will have on its consolidated financial statements.

In April 2014, the FASB issued updated guidance that changes the criteria for determining which future disposals can be presented as discontinued operations and modifies related disclosure requirements.  Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  The guidance is effective prospectively as of the first quarter of 2015, with early adoption permitted for new disposals or new classifications as held-for-sale. The Company early adopted this new guidance in the first quarter of 2014 which had no effect on the Company’s Consolidated Financial Statements.  It is expected that most of the Company’s future dispositions will not meet the new criteria for being treated as a discontinued operation.

Note 16 - Subsequent Events

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

Overview

We are a self-administered and self-managed real estate investment trust, organized in Maryland in 1982.  We acquire, own and manage a geographically diversified portfolio of retail (including furniture stores, restaurants, office supply stores and supermarkets), industrial, flex, office, health and fitness and other properties, a substantial portion of which are leased under long-term net leases.  As of June 30, 2014, we own 113 properties (including five properties owned by our unconsolidated joint ventures) located in 30 states. Based on square footage, our occupancy rate at June 30, 2014 is approximately 99.3%.

We face a variety of risks and challenges in our business. We, among other things, face the possibility we will not be able to acquire accretive properties on acceptable terms, lease our properties on terms favorable to us or at all, our tenants may not be able to pay their rental and other obligations and we may not be able to renew or relet, on acceptable terms, leases that are expiring.  In that regard, a tenant with a lease expiring in October 2014 that accounted for 1.1% of our 2013 rental income, has advised that it does not intend to renew its lease.  At June 30, 2014, the net book value and principal amount of mortgage debt on this property was $2.6 million and $1.5 million, respectively.  The mortgage matures in November 2014.  If we are unable to relet or satisfactorily dispose of this property within a reasonable period after lease expiration, we may elect to surrender the property to the mortgagee, and may incur an impairment charge.

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

Further, we are sensitive to the risks facing the retail industry as a result of the growth of e-commerce.  We are addressing this exposure by seeking to acquire properties that we believe capitalize on e-commerce activities, such as e-commerce distribution and warehousing facilities.

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

Our 2014 contractual rental income is approximately $54.7 million and represents, after giving effect to any abatements, concessions or adjustments, the base rent payable to us in calendar year 2014 under leases in effect at June 30, 2014. The 2014 contractual rental income excludes approximately $1.4 million of straight-line rent, amortization of approximately $235,000 of intangibles and our share of the rental income payable to our unconsolidated joint ventures, which in 2014 will be approximately $1.5 million.

The following table sets forth scheduled lease expirations of leases for our properties (excluding unconsolidated joint ventures) as of June 30, 2014 for the calendar years indicated below:

Year of Lease Expiration (1)	Number of Expiring Leases	Approximate Square Footage Subject to Expiring Leases	2014 Contractual Rental Income Under Expiring Leases	Percent of 2014 Contractual Rental Income Represented by Expiring Leases
2014	2	114,319	$882,953	1.6%
2015	11	616,796	4,308,485	7.9
2016	15	458,262	3,801,822	6.9
2017	11	107,008	2,110,640	3.9
2018	18	394,055	5,554,161	10.2
2019	7	147,503	1,726,227	3.2
2020	7	181,108	4,305,178	7.9
2021	6	119,260	1,121,779	2.0
2022	9	1,198,204	8,988,514	16.4
2023	7	655,592	5,178,902	9.5
2024 and thereafter	25	1,739,764	16,703,954	30.5
	118	5,731,871	$54,682,615	100.0%

(1)         Lease expirations assume tenants do not exercise existing renewal options.

Results of Operations

The following table compares revenues and operating expenses of continuing operations for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Increase (Decrease)	% Change	2014	2013	Increase (Decrease)	% Change
Revenues:
Rental income	$14,396	$11,981	$2,415	20.2%	$28,798	$23,843	$4,955	20.8%
Lease termination fee	1,269	—	1,269	n/a	1,269	—	1,269	n/a
Total revenues	15,665	11,981	3,684	30.7	30,067	23,843	6,224	26.1

Operating expenses:
Depreciation and amortization	3,723	2,681	1,042	38.9	7,300	5,315	1,985	37.3
General and administrative	2,134	1,944	190	9.8	4,344	3,904	440	11.3
Federal excise and state taxes	107	184	(77)	(41.8)	169	226	(57)	(25.2)
Real estate expenses	877	751	126	16.8	1,976	1,523	453	29.7
Leasehold rent	77	77	—	—	154	154	—	—
Real estate acquisition costs	88	126	(38)	(30.2)	128	277	(149)	(53.8)
Total operating expenses	7,006	5,763	1,243	21.6	14,071	11,399	2,672	23.4

Operating income	$8,659	$6,218	$2,441	39.3	$15,996	$12,444	$3,552	28.5

Revenues

Rental income.  The increase is primarily due to rental income of $2.4 million and $4.7 million earned during the three and six months ended June 30, 2014, respectively, from 17 properties acquired in 2013 and 2014 ($2.1 million and $4.3 million, respectively, from the eleven properties acquired in 2013), and to a lesser extent, increases of $82,000 and $300,000 in real estate tax and expense reimbursements from tenants and $94,000 and $189,000, respectively, from a lease of vacant space at a property. These increases were partially offset during the three and six months ended June 30, 2014 by (i) the $150,000 write-off against rental income of the entire balance of the unbilled rent receivable and the intangible lease asset related to a lease for which we received a $1.269 million lease termination fee, and (ii) decreases of $111,000 and $247,000, respectively, resulting from lease expirations in January 2014. In May 2014, one of these properties was leased to a new tenant.

Lease termination fee.  In connection with a lease buy-out of a retail tenant in June 2014, we received a lease termination fee of $1,269,000.  We re-leased this property simultaneously with the termination of the existing tenant’s lease.

Operating Expenses

Depreciation and amortization.  Approximately $947,000 and $1.8 million of the increase for the three and six months ended June 30, 2014, respectively, is due to depreciation and amortization expense on the properties we acquired in 2013 and 2014 ($839,000 and $1.7 million, respectively, from the eleven properties acquired in 2013).

General and administrative expenses.  Contributing to the increase in the three and six months ended June 30, 2014 were increases of (i) $79,000 and $153,000, respectively, in non-cash compensation expense primarily related to the increase in the number of restricted stock awards granted in 2014 and the higher fair value of such awards at the time of grant; (ii) a $150,000 annual increase ($37,500 per quarter) in the amount payable pursuant to the compensation and services agreement, and (iii) increases of $74,000 and $212,000, respectively, in various general and administrative expenses.

Federal excise and state taxes.  During the three and six months ended June 30, 2013, we recorded a $126,000 accrual of Federal excise tax which is based on taxable income generated but not yet distributed. There was no comparable expense in the corresponding 2014 year periods. The decrease in federal excise tax is offset in the three and six months ended June 30, 2014 by an increase in state tax expense.

Real estate expenses.  The increases in the three and six months ended June 30, 2014 are due to several factors including (i) an annual increase of $250,000 ($62,500 per quarter) in the amount for property management services pursuant to the compensation and services agreement due to the increase in the number and nature of properties in our portfolio; (ii) expenses totaling $65,000 and $127,000 for two properties purchased in 2013 and 2014, all of which is rebilled to tenants; and (iii) $52,000 and $138,000 of expenses related to two properties vacated by its tenants at their lease expiration in January 2014. In addition, an increase of $167,000 (a significant portion of which is rebilled to tenants) in snow removal expense at several of our properties due to the harsh 2014 winter contributed to the increase in the six months ended June 30, 2014.

Real estate acquisition costs.  These costs, which include acquisition fees, legal and other transactional costs and expenses, decreased during the six months ended June 30, 2014 primarily due to the inclusion in the six months ended June 30, 2013, of fees paid to our joint venture partner in connection with an acquisition. These costs also decreased in the three and six months ended June 30, 2014 due to reduced costs associated with closing transactions.

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Three Months Ended June 30,		Increase	%	Six Months Ended June 30,		Increase	%
(Dollars in thousands)	2014	2013	(Decrease)	Change	2014	2013	(Decrease)	Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$130	$57	$73	128.1%	$263	$391	$(128)	(32.7)%
Gain on disposition of real estate — unconsolidated joint venture	—	2,807	(2,807)	(100.0)	—	2,807	(2,807)	(100.0)
Gain on sale — unconsolidated joint venture interest	—	1,898	(1,898)	(100.0)	—	1,898	(1,898)	(100.0)
Gain on sale — investment in BRT Realty Trust	134	—	134	n/a	134	—	134	n/a
Other income	2	11	(9)	(81.8)	10	80	(70)	(87.5)
Interest:
Expense	(4,035)	(3,158)	877	27.8	(7,988)	(6,261)	1,727	27.6
Amortization of deferred financing costs	(228)	(226)	2	0.9	(466)	(439)	27	6.2

Equity in earnings of unconsolidated joint ventures.  The decrease in the six months ended June 30, 2014 is attributable substantially to the sale in May 2013 of a property owned by us and another entity as tenants-in-common (the “TIC Property”) and the sale in April 2013 of our interest in the Plano, Texas joint venture. The increase in the three months ended June 30, 2014 is due to the inclusion in the three months ended June 30, 2013 of a $148,000 mortgage prepayment penalty that resulted from the sale of the TIC Property.

Gain on disposition of real estate — unconsolidated joint venture.  In May 2013, we sold the TIC Property and recorded a gain of $2,807,000.

Gain on sale — unconsolidated joint venture interest.  In April 2013, we sold our 90% equity interest in the Plano, Texas unconsolidated joint venture to our partner and recorded a gain of $1,898,000.

Gain on sale — investment in BRT Realty Trust.  In May 2014, we sold to Gould Investors L.P., a related party, our 37,081 shares of BRT Realty Trust, a related party, for proceeds of $266,000.  The cost of these shares was $132,000 and we realized a gain on sale of $134,000.

Interest expense.  The following table details interest expense for the periods indicated:

	Three Months Ended June 30,		Increase	%	Six Months Ended June 30,		Increase	%
(Dollars in thousands)	2014	2013	(Decrease)	Change	2014	2013	(Decrease)	Change
Interest expense:
Credit line interest	$258	$51	$207	405.9%	$515	$103	$412	400.0%
Mortgage interest	3,777	3,107	670	21.6	7,473	6,158	1,315	21.4
Total	$4,035	$3,158	$877	27.8	$7,988	$6,261	$1,727	27.6

Credit line interest

The increases are due to the $18.4 million and $19.5 million increase in the weighted average balance outstanding under our line of credit in the three and six months ended June 30, 2014, respectively. The weighted average balance increased due to borrowings to acquire several properties in 2013 and 2014, partially offset by repayments on the facility (i) with proceeds from the financing of several properties in 2013 and 2014 and (ii) from the use of a portion of the proceeds from the sale of two properties in 2014.

Mortgage interest

The following table reflects the interest rate on our mortgage debt and principal amount of outstanding mortgage debt, in each case on a weighted average basis:

	Three Months Ended June 30,		Increase	%	Six Months Ended June 30,		Increase	%
(Dollars in thousands)	2014	2013	(Decrease)	Change	2014	2013	(Decrease)	Change
Interest rate on mortgage debt	5.31%	5.56%	(.25)%	(4.5)%	5.32%	5.52%	(.20)%	(3.6)%
Principal amount of mortgage debt	$284,641	$223,567	$61,074	27.3%	$280,862	$223,080	$57,782	25.9%

The increase in mortgage interest expense for the three and six months ended June 30, 2014 is due to the increase in the weighted average amount of mortgage debt outstanding, partially offset by a decrease in the weighted average interest rate on outstanding mortgage debt. The increase in the weighted average balance outstanding is due to the incurrence of mortgage debt of $66.1 million in connection with properties acquired in 2013 and 2014 and the financing or refinancing of $7.4 million, net of refinanced amounts, in connection with properties acquired in prior years. The decrease in the weighted average interest rate is due to the financing (including financings effectuated in connection with acquisitions) or refinancing in 2013 and 2014 of $98.8 million of gross new mortgage debt with a weighted average interest rate of approximately 4.8%.

The following table compares discontinued operations for the periods indicated:

	Three Months Ended June 30,		Increase	%	Six Months Ended June 30,		Increase	%
(Dollars in thousands)	2014	2013	(Decrease)	Change	2014	2013	(Decrease)	Change
Discontinued operations	$—	$145	$(145)	(100.0)%	$13	$281	$(268)	(95.4)%

Discontinued operations.  Discontinued operations include the income from operations of two properties sold in February 2014.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our revolving credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of equity securities and property sales.  Our available liquidity at August 1, 2014 was approximately $47.4 million, including approximately $7.8 million of cash and cash equivalents (net of the credit facility’s required $7.5 million deposit maintenance balance) and $39.6 million available under our revolving credit facility.

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

At June 30, 2014, excluding mortgage indebtedness of our unconsolidated joint ventures, we had 52 outstanding mortgages payable secured by 74 properties, in aggregate principal amount of approximately $284.4 million. These mortgages represent first liens on individual real estate investments with an aggregate carrying value of approximately $466.0 million, before accumulated depreciation of $61.0 million. After giving effect to interest rate swap agreements, the mortgage payments bear interest at fixed rates ranging from 3.13% to 7.81% (a 5.12% weighted average interest rate) and mature between 2014 and 2037 (a 9.2 year weighted average remaining term on the mortgages).

The following table sets forth, as of June 30, 2014, information with respect to our mortgage debt (excluding mortgage debt of our unconsolidated joint ventures), that is payable from July 1, 2014 through December 31, 2016:

(Dollars in thousands)	2014	2015	2016	Total

Amortization payments	$3,559	$7,409	$7,232	$18,200
Principal due at maturity	12,479	4,955	25,678	43,112
Total	$16,038	$12,364	$32,910	$61,312

At June 30, 2014, the Company’s unconsolidated joint ventures had first mortgages on four properties with outstanding balances of approximately $17.5 million, bearing interest at rates ranging from 5.81% to 6.0% (a 5.86% weighted average interest rate) and mature between 2015 and 2018.

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

We continuously seek to refinance existing mortgage loans on terms we deem acceptable, in order to generate additional liquidity. Additionally, in the normal course of our business, we sell properties when we determine that it is in our best interests, which also generates additional liquidity. Further, since each of our encumbered properties is subject to a non-recourse mortgage (with standard carve-outs), if our in-house evaluation of the market value of such property is substantially less than the principal balance outstanding on the mortgage loan, we may determine in certain circumstances to convey such property to the mortgagee in order to terminate our mortgage obligations, including payment of interest, principal and real estate taxes, with respect to such property.

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

The terms of our revolving credit facility include certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At June 30, 2014, we were in compliance in all material respects with the covenants under this facility.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements.  See Note 4 of the Notes to the Consolidated Financial Statements regarding an off-balance sheet arrangement on our property located in Sandy Springs, Georgia.

Funds from Operations and Adjusted Funds from Operations

We compute funds from operations, or FFO, in accordance with the “White Paper on Funds From Operations” issued by the National Association of Real Estate Investment Trusts (“NAREIT”) and NAREIT’s related guidance. FFO is defined in the White Paper as net income (computed in accordance with generally accepting accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, plus impairment write-downs of depreciable real estate and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. Since the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one REIT to another. We compute adjusted funds from operations, or AFFO, by deducting from FFO our straight-line rent accruals, amortization of lease intangibles, and lease termination fee income and adding back the amortization of restricted stock compensation and the amortization of costs in connection with our financing activities (including our share of our unconsolidated joint ventures).

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

The table below provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$4,640	$7,736	$7,913	$11,186
Add: depreciation of properties	3,658	2,683	7,173	5,321
Add: our share of depreciation in unconsolidated joint ventures	94	114	187	330
Add: amortization of deferred leasing costs	35	34	70	65
Add: our share of amortization of deferred leasing costs in unconsolidated joint ventures	—	—	—	8
Add: federal excise tax relating to gain on sales	—	126	(19)	126
Deduct: (gain) on sale of properties-joint ventures	—	(4,705)	—	(4,705)
Funds from operations	8,427	5,988	15,324	12,331
Deduct: straight-line rent accruals and amortization of lease intangibles	(261)	(236)	(648)	(479)
Deduct: lease termination fee income	(1,269)	—	(1,269)	—
Add: our share of straight-line rent reversals and amortization of lease intangibles of unconsolidated joint ventures	—	32	(1)	91
Add: amortization of restricted stock compensation	448	369	920	766
Add: amortization of deferred financing costs	225	226	463	439
Add: our share of amortization of deferred financing costs in unconsolidated joint ventures	4	7	9	16
Adjusted funds from operations	$7,574	$6,386	$14,798	$13,164

The table below provides a reconciliation of net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$.29	$.50	$.49	$.73
Add: depreciation of properties	.22	.18	.45	.35
Add: our share of depreciation in unconsolidated joint ventures	.01	.01	.01	.02
Add: amortization of deferred leasing costs	—	—	.01	—
Add: our share of amortization of deferred leasing costs in unconsolidated joint ventures	—	—	—	—
Add: federal excise tax relating to gain on sales	—	.01	—	.01
Deduct: (gain) on sale of properties-joint ventures	—	(.31)	—	(.31)
Funds from operations	.52	.39	.96	.80
Deduct: straight-line rent accruals and amortization of lease intangibles	(.02)	(.01)	(.04)	(.03)
Deduct: lease termination fee income	(.08)	—	(.08)	—
Add: our share of straight-line rent reversals and amortization of lease intangibles of unconsolidated joint ventures	—	—	(.01)	.01
Add: amortization of restricted stock compensation	.03	.02	.06	.05
Add: amortization of deferred financing costs	.02	.01	.03	.03
Add: our share of amortization of deferred financing costs in unconsolidated joint ventures	—	—	—	—
Adjusted funds from operations	$.47	$.41	$.92	$.86

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

At June 30, 2014, we had 16 interest rate swap agreements outstanding (including one held by two of our unconsolidated joint ventures). The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of June 30, 2014, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and net unrealized gain on derivative instruments would have increased by approximately $4.2 million.  If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and net unrealized gain on derivative instruments would have decreased by approximately $4.2 million. These changes would not have any impact on our net income or cash.

Our mortgage debt, after giving effect to interest rate swap agreements, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.

Our credit facility is a revolving variable rate facility which is sensitive to interest rates. Under current market conditions, we do not believe that our risk of material potential losses in future earnings, fair values and/or cash flows from near-term changes in market rates that we consider reasonably possible is material.  We assessed the market risk for our revolving credit facility and believe that there is no foreseeable market risk because interest is charged at the greater of (i) 90 day LIBOR plus 3% and (ii) 4.75% per annum. At June 30, 2014, 90 day LIBOR plus 3% was approximately 3.23%; therefore, an increase or decrease of 100 basis points on this interest rate would not have any impact on the interest expense related to this facility.

Item 4.  Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the six months ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: August 7, 2014	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: August 7, 2014	/s/ David W. Kalish
David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)