Form 10-Q
period 2014-09-30
ONE LIBERTY PROPERTIES INC
filed 2014-11-06
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

As of November 3, 2014, the registrant had 16,209,356 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.   Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Real estate investments, at cost
Land	$162,976	$153,529
Buildings and improvements	406,841	413,829
Total real estate investments, at cost	569,817	567,358
Less accumulated depreciation	74,655	71,171
Real estate investments, net	495,162	496,187

Properties held-for-sale	25,589	5,177
Assets related to property held-for-sale	2,836	—
Investment in unconsolidated joint ventures	4,874	4,906
Cash and cash equivalents	14,259	16,631
Restricted cash	1,845	—
Unbilled rent receivable	12,442	13,743
Unamortized intangible lease assets, net	25,372	26,035
Escrow, deposits and other assets and receivables	5,074	5,690
Investment in BRT Realty Trust at market (related party)	—	262
Unamortized deferred financing costs, net	3,284	3,267
Total assets	$590,737	$571,898
Liabilities and Equity
Liabilities:
Mortgages payable	$293,752	$278,045
Line of credit	21,250	23,250
Dividends payable	5,976	5,806
Accrued expenses and other liabilities	10,641	7,790
Unamortized intangible lease liabilities, net	9,170	6,917
Total liabilities	340,789	321,808
Commitments and contingencies	—	—
Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized; 15,669 and 15,221 shares issued and outstanding	15,669	15,221
Paid-in capital	218,382	210,324
Accumulated other comprehensive loss	(2,041)	(490)
Accumulated undistributed net income	16,614	23,877
Total One Liberty Properties, Inc. stockholders’ equity	248,624	248,932
Non-controlling interests in joint ventures	1,324	1,158
Total equity	249,948	250,090
Total liabilities and equity	$590,737	$571,898

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income, net	$14,552	$12,487	$42,308	$35,588
Tenant reimbursements	635	483	1,677	1,225
Lease termination fee	—	—	1,269	—
Total revenues	15,187	12,970	45,254	36,813

Operating expenses:
Depreciation and amortization	3,685	2,983	10,985	8,298
General and administrative (including $387, $572 $1,606 and $1,716, respectively, to related party)	2,153	1,938	6,497	5,841
Real estate expenses (including $213, $150, $638 and $450, respectively, to related party)	1,085	851	3,061	2,375
Leasehold rent	77	77	231	231
Federal excise and state taxes	6	(7)	175	218
Real estate acquisition costs	83	544	211	821
Impairment loss	1,093	—	1,093	—
Total operating expenses	8,182	6,386	22,253	17,784

Operating income	7,005	6,584	23,001	19,029
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	134	122	397	513
Gain on disposition of real estate - unconsolidated joint venture	—	—	—	2,807
Gain on sale - unconsolidated joint venture interest	—	—	—	1,898
Gain on sale - investment in BRT Realty Trust (related party)	—	—	134	—
Other income	10	10	20	89
Interest:
Expense	(4,227)	(3,409)	(12,215)	(9,670)
Amortization of deferred financing costs	(275)	(223)	(741)	(662)

Income from continuing operations	2,647	3,084	10,596	14,004
Income from discontinued operations	—	144	13	425

Net income	2,647	3,228	10,609	14,429
Less net income attributable to non-controlling interests	(27)	(17)	(76)	(32)

Net income attributable to One Liberty Properties, Inc.	$2,620	$3,211	$10,533	$14,397

Continued on next page

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited) (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average number of common shares outstanding:
Basic	15,650	15,093	15,508	14,871
Diluted	15,750	15,193	15,608	14,971
Per common share attributable to common stockholders — basic:
Income from continuing operations	$.16	$.19	$.64	$.90
Income from discontinued operations	—	.01	—	.03
	$.16	$.20	$.64	$.93
Per common share attributable to common stockholders — diluted:
Income from continuing operations	$.16	$.19	$.64	$.90
Income from discontinued operations	—	.01	—	.03
	$.16	$.20	$.64	$.93

Cash distributions declared per share of common stock	$.37	$.35	$1.11	$1.05

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$2,647	$3,228	$10,609	$14,429
Other comprehensive gain (loss)
Net unrealized (loss) gain on available- for-sale securities	(1)	7	(126)	52
Net unrealized gain (loss) on derivative instruments	120	(688)	(1,465)	220
One Liberty Property’s share of joint venture net unrealized gain (loss) on derivative instruments	19	(1)	23	60
Other comprehensive gain (loss)	138	(682)	(1,568)	332

Comprehensive income	2,785	2,546	9,041	14,761
Comprehensive income attributable to non-controlling interests	(27)	(17)	(76)	(32)
Unrealized (gain) loss on derivative instruments attributable to non-controlling interests	(7)	—	17	—
Comprehensive income attributable to One Liberty Properties, Inc.	$2,751	$2,529	$8,982	$14,729

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the nine month period ended September 30, 2014 (Unaudited)

and the year ended December 31, 2013

(Amounts in Thousands, Except Per Share Data)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Undistributed Net Income	Non- Controlling Interests in Joint Ventures	Total

Balances, January 1, 2013	$14,598	$196,107	$(1,578)	$28,001	$931	$238,059

Distributions - common stock Cash - $1.42 per share	—	—	—	(21,999)	—	(21,999)
Shares issued through equity offering program – net	363	8,802	—	—	—	9,165
Restricted stock vesting	50	(50)	—	—	—	—
Shares issued through dividend reinvestment plan	210	4,025	—	—	—	4,235
Contributions from non-controlling interests	—	—	—	—	480	480
Distributions to non-controlling interests	—	—	—	—	(298)	(298)
Compensation expense - restricted stock	—	1,440	—	—	—	1,440
Net income	—	—	—	17,875	49	17,924
Other comprehensive income (loss)	—	—	1,088	—	(4)	1,084

Balances, December 31, 2013	15,221	210,324	(490)	23,877	1,158	250,090

Distributions - common stock Cash - $1.11 per share	—	—	—	(17,796)	—	(17,796)
Shares issued through equity offering program – net	179	3,596	—	—	—	3,775
Restricted stock vesting	101	(101)	—	—	—	—
Shares issued through dividend reinvestment plan	168	3,195	—	—	—	3,363
Contribution from non-controlling interest	—	—	—	—	306	306
Distributions to non-controlling interests	—	—	—	—	(199)	(199)
Compensation expense - restricted stock	—	1,368	—	—	—	1,368
Net income	—	—	—	10,533	76	10,609
Other comprehensive loss	—	—	(1,551)	—	(17)	(1,568)

Balances, September 30, 2014	$15,669	$218,382	$(2,041)	$16,614	$1,324	$249,948

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$10,609	$14,429
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of real estate held by unconsolidated joint venture	—	(2,807)
Gain on sale - unconsolidated joint venture interest	—	(1,898)
Gain on sale of available-for-sale securities (to related party in 2014)	(134)	(6)
Impairment loss	1,093	—
Increase in rental income from straight-lining of rent	(1,108)	(751)
Increase in rental income from amortization of intangibles relating to leases	(144)	(99)
Amortization of restricted stock expense	1,368	1,132
Equity in earnings of unconsolidated joint ventures	(397)	(513)
Distributions of earnings from unconsolidated joint ventures	399	968
Depreciation and amortization	10,985	8,406
Amortization and write-off of financing costs	741	662
Payment of leasing commissions	(165)	(122)
Changes in assets and liabilities:
Decrease (increase) in escrow, deposits, other assets and receivables	535	(1,104)
(Decrease) increase in accrued expenses and other liabilities	(383)	1,111
Net cash provided by operating activities	23,399	19,408

Cash flows from investing activities:
Purchase of real estate	(33,167)	(101,314)
Improvements to real estate	(716)	(1,680)
Distributions of return of capital from unconsolidated joint ventures	53	5,397
Net proceeds from sale of real estate	5,177	—
Net proceeds from disposition of unconsolidated joint venture interest	—	13,444
Net proceeds from sale of available-for-sale securities (to related party in 2014)	266	19
Net cash used in investing activities	(28,387)	(84,134)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(5,675)	(4,859)
Repayment of mortgages payable	(25,456)	(4,708)
Proceeds from mortgage financings	46,839	60,401
Proceeds from sale of common stock, net	3,775	7,962
Proceeds from bank line of credit	27,500	27,000
Repayment on bank line of credit	(29,500)	(3,500)
Issuance of shares through dividend reinvestment plan	3,363	3,006
Payment of financing costs	(712)	(434)
Capital contributions from non-controlling interests	306	481
Distribution to non-controlling interests	(199)	(299)
Cash distributions to common stockholders	(17,625)	(15,998)
Net cash provided by financing activities	2,616	69,052

Net (decrease) increase in cash and cash equivalents	(2,372)	4,326
Cash and cash equivalents at beginning of period	16,631	14,577
Cash and cash equivalents at end of period	$14,259	$18,903

Continued on next page

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

	Nine Months Ended September 30,
	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$12,382	$9,738

Supplemental schedule of non-cash investing and financing activities:
Purchase accounting allocation - intangible lease assets	1,999	10,333
Purchase accounting allocation - intangible lease liabilities	2,844	1,544
Restricted cash for tenant improvements and other reserve	1,845	—

See accompanying notes to consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014

Note 1 - Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland.  OLP is a self-administered and self-managed real estate investment trust (“REIT”).  OLP acquires, owns and manages a geographically diversified portfolio of retail (including furniture stores, restaurants, office supply stores and supermarkets), industrial, flex, office, health and fitness and other properties, a substantial portion of which are subject to long-term net leases.  As of September 30, 2014, OLP owned 113 properties, including six properties owned by consolidated joint ventures and five properties owned by unconsolidated joint ventures. The 113 properties are located in 30 states.

Note 2 — Summary Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in OLP’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Disposals of Properties

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which future disposals can be presented as discontinued operations and modifies related disclosure requirements.  Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The guidance is effective for calendar year public companies beginning in the first quarter of 2015 and is to be applied on a prospective basis for new disposals. Early adoption of this guidance is permitted but only for disposals (or classifications as held-for-sale) that have not been reported

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014 (Continued)

Note 2 - Summary Accounting Policies (continued)

in financial statements previously issued. The Company adopted this guidance in the first quarter of 2014. It is expected that most of the Company’s future dispositions will not meet the criteria for being treated as a discontinued operation under this guidance. This guidance was applied for 2014 disposals with the exception of the two properties that were sold in February 2014 because these properties were previously classified as properties held-for-sale as of December 31, 2013. These properties will continue to be accounted for as discontinued operations for the periods presented.

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

The FASB’s guidance for determining whether an entity is a variable interest entity, or VIE, requires the determination of whether the entity’s equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support and whether the entity’s at-risk equity holders have a controlling financial interest. Under this guidance, an entity would be required to consolidate a VIE if the entity is determined to be the primary beneficiary — the entity is considered to be the primary beneficiary when it has the (i) power to direct the activities that most significantly impact the VIE’s economic performance and (ii) obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.  Additionally, the Company assesses the accounting treatment for any interests pursuant to which the Company may have a variable interest as a lessor.  Leases may contain certain protective rights such as the right of sale and the receipt of certain escrow deposits.  In situations where the Company does not have the power over tenant activities that most significantly impact the performance of the property, the Company would not consolidate tenant operations.

In June 2014, the Company purchased land for $6,510,000 in Sandy Springs, Georgia improved with a 196 unit apartment complex, and simultaneously entered into a long-term triple net ground lease with the owner/operator of this complex (see Note 4).  The Company determined that it has a variable interest through its ground lease and the owner/operator is a VIE because its equity investment at risk is not sufficient to finance its activities without additional subordinated financial support.  The Company’s fee interest in the land is collateral for the owner/operator’s loan on the buildings located at this property. The Company further determined that it is not the primary beneficiary because the Company does not have the power

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014 (Continued)

Note 2 - Summary Accounting Policies (continued)

to direct the activities that most significantly impact the owner/operator’s economic performance such as management, operational budgets and other rights, including leasing of the units and therefore, will not consolidate the VIE for financial statement purposes.  Accordingly, the Company will account for its investment as land and the revenue from the ground lease as Rental Income, net.  At September 30, 2014, the Company’s maximum exposure to loss as a result of the ground lease is an aggregate of $6,626,000, representing the $6,516,000 carrying value of the land, included in Real estate investments, net, on the consolidated balance sheets and the unbilled rent receivable of $110,000.

In June 2014, the Company entered into a joint venture, in which the Company has a 95% equity interest, and acquired a property located in Joppa, Maryland (see Note 4).  The Company also made a senior preferred equity investment in the joint venture.  The Company has determined that this joint venture is a VIE as the Company’s voting rights are not proportional to its economic interests and substantially all of the joint venture’s activities are conducted by the Company.  The Company further determined that it is the primary beneficiary of the VIE as it has the power to direct the activities that most significantly impact the joint venture’s performance including management, approval of expenditures, and sale of the property, as well as the obligation to absorb the losses or rights to receive benefits from the VIE.  Accordingly, the Company consolidates the operations of this joint venture for financial statement purposes.

For the consolidated VIE, the carrying amounts and classification in the Company’s consolidated balance sheets were assets (none of which are restricted) consisting of land of $3,805,000, building and improvements (net of depreciation) of $8,081,000, cash of $318,000, prepaid expenses and receivables of $38,000, accrued expenses and other liabilities of $123,000 and non-controlling interest in joint ventures of $309,000.  The joint venture’s creditors do not have recourse to the assets of the Company other than those held by the joint venture.

With respect to five consolidated joint ventures in which the Company has between an 85% to 95% interest, the Company has determined that (i) such ventures are not VIE’s and (ii) the Company exercises substantial operating control and accordingly, such ventures are consolidated for financial statement purposes.

The Company accounts for its investments in five unconsolidated joint ventures under the equity method of accounting.  All investments in these joint ventures have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support and, as a group, the holders of the equity at risk have power through voting rights to direct the activities of these ventures. As a result, none of these joint ventures are VIE’s.  In addition, although the Company is the managing member, it does not exercise substantial operating control over these entities, and therefore the entities are not consolidated. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for their share of equity in earnings, cash contributions and distributions.  None of the joint venture debt is recourse to the Company, subject to standard carve-outs.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014 (Continued)

Note 2 - Summary Accounting Policies (continued)

Tenant Reimbursements

Tenant reimbursements represent contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses.

Reclassifications

Certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current period’s presentation, primarily to break out tenant reimbursements that had been included in rental income, net, for all periods presented. In addition, the operations of two properties that were sold in February 2014 were reclassified to discontinued operations for the three and nine months ended September 30, 2013.

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

Diluted earnings per share reflects the potential dilution that could occur if securities or other rights exercisable for, or convertible into, common stock were exercised or converted or otherwise resulted in the issuance of common stock that shared in the earnings of the Company.  For the three and nine months ended September 30, 2014 and 2013, the diluted weighted average number of shares of common stock includes 100,000 shares (of an aggregate of 200,000 shares) of common stock underlying the restricted stock units awarded pursuant to the Pay-For-Performance program.  These 100,000 shares may vest upon satisfaction of the total stockholder return metric. The number of shares that would be issued pursuant to this metric is based on the market price and dividends paid as of the end of each quarterly period assuming the end of that quarterly period was the end of the vesting period.  The remaining 100,000 shares of common stock underlying the restricted stock units awarded under the Pay-For-Performance program are not included during the three and nine months ended September 30, 2014 and 2013, as they did not meet the return on capital performance metric during such periods.

There were no options outstanding to purchase shares of common stock or other rights exercisable for, or convertible into, common stock during the nine months ended September 30, 2014 and 2013.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014 (Continued)

Note 3 - Earnings Per Common Share (continued)

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator for basic and diluted earnings per share:
Income from continuing operations	$2,647	$3,084	$10,596	$14,004
Less: net income attributable to non-controlling interests	(27)	(17)	(76)	(32)
Less: earnings allocated to unvested shares	(178)	(165)	(534)	(494)
Income from continuing operations available for common stockholders	2,442	2,902	9,986	13,478
Discontinued operations	—	144	13	425
Net income available for common stockholders, basic and diluted	$2,442	$3,046	$9,999	$13,903

Denominator for basic earnings per share:
- weighted average common shares	15,650	15,093	15,508	14,871
- weighted average unvested restricted stock shares	—	—	—	—
	15,650	15,093	15,508	14,871
Effect of diluted securities:
- restricted stock units awarded under Pay-for-Performance program	100	100	100	100
Denominator for diluted earnings per share
- weighted average shares	15,750	15,193	15,608	14,971

Earnings per common share, basic	$.16	$.20	$.64	$.93
Earnings per common share, diluted	$.16	$.20	$.64	$.93

Net income attributable to One Liberty Properties, Inc. common stockholders, net of non-controlling interests:
Income from continuing operations	$2,620	$3,067	$10,520	$13,972
Income from discontinued operations	—	144	13	425
Net income attributable to One Liberty Properties, Inc.	$2,620	$3,211	$10,533	$14,397

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014 (Continued)

Note 4 - Real Estate Acquisitions and Contingent Liability

The following chart details the Company’s real estate acquisitions, all of which were acquired for cash, during the nine months ended September 30, 2014 (amounts in thousands):

Description of Property	Date Acquired	Contract Purchase Price	Third Party Real Estate Acquisition Costs (a)
Total Wine and More retail store, Greensboro, North Carolina	January 21, 2014	$2,971	$20
Chuck E Cheese restaurant, Indianapolis, Indiana	January 23, 2014	2,138	9
Savers Thrift Superstore, Highlands Ranch, Colorado	May 7, 2014	4,825	44
Hobby Lobby retail store, Woodbury, Minnesota	May 21, 2014	4,770	34
Land - River Crossing Apartments, Sandy Springs, Georgia (b)	June 4, 2014	6,510	—	(c)
Noxell Corporation industrial building, Joppa, Maryland (d)	June 26, 2014	11,650	—	(c)
Other (e)		—	104
Totals		$32,864	$211

(a)  Included as an expense in the accompanying consolidated statement of income.

(b)  The Company’s fee interest in the land is collateral for the tenant’s mortgage loan secured by the buildings located at this property.

(c)  Transaction costs aggregating $303 incurred with these asset acquisitions were capitalized.

(d)  Owned by a joint venture in which the Company has a 95% interest.  The non-controlling interest contributed $306 for its 5% interest, which was equal to the fair value of such interest at the date of purchase.

(e)  Costs incurred for potential acquisitions and properties purchased in 2013.

The following chart provides the allocation of the purchase price for the Company’s real estate acquisitions during the nine months ended September 30, 2014 (amounts in thousands):

			Building	Intangible Lease
Description of Property	Land	Building	Improvements	Asset	Liability	Total
Total Wine and More retail store, Greensboro, North Carolina	$1,046	$1,468	$83	$374	$—	$2,971
Chuck E Cheese restaurant, Indianapolis, Indiana	853	1,321	145	94	(275)	2,138
Savers Thrift Superstore, Highlands Ranch, Colorado	2,361	2,644	280	856	(1,316)	4,825
Hobby Lobby retail store, Woodbury, Minnesota	1,190	3,667	335	734	(1,156)	4,770
Land - River Crossing Apartments, Sandy Springs, Georgia (a)	6,516	—	—	—	—	6,516
Noxell Corporation industrial building, Joppa, Maryland (b)	3,805	7,991	151	—	—	11,947
Subtotals	15,771	17,091	994	2,058	(2,747)	33,167
Other (c)	74	70	18	(59)	(97)	6
Totals	$15,845	$17,161	$1,012	$1,999	$(2,844)	$33,173

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014 (Continued)

Note 4 - Real Estate Acquisitions and Contingent Liability (continued)

(a)         Includes capitalized transaction costs of $6 incurred with this asset acquisition.

(b)         Includes capitalized transaction costs of $297 incurred with this asset acquisition.

(c)          Adjustments to finalize intangibles relating to properties purchased in 2013.

Each property purchased by the Company in 2014 is net leased by a single tenant pursuant to a lease that expires between 2015 through 2044.

In June 2014, the Company purchased land in Sandy Springs, Georgia improved with a 196 unit apartment complex, for a land purchase price of $6,510,000 and simultaneously entered into a long-term triple net ground lease with the owner/operator of this complex.  Pursuant to the terms of the ground lease, the owner/operator is obligated to make certain unit renovations as and when units become vacant.  A cash reserve of $1,845,000 is held on behalf of the owner/operator to cover renovation work and other reserve requirements and is classified as Restricted cash on the consolidated balance sheet.

At closing, the owner/operator obtained a $16,230,000 mortgage from a third party which, together with the Company’s purchase of the land, provided substantially all of the aggregate funds to acquire the complex.  The Company provided its land as collateral for the owner/operator’s mortgage loan; accordingly the land position is subordinated to the mortgage.

As a result of the 2014 acquisitions, the Company recorded intangible lease assets of $2,058,000 and intangible lease liabilities of $2,747,000, representing the value of the origination costs and acquired leases.  As of September 30, 2014, the weighted average amortization period for these acquisitions is 7.4 years for the intangible lease assets and 8.2 years for the intangible lease liabilities. The Company assessed the fair value of the lease intangibles based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 (as defined in Note 14) in the fair value hierarchy. The Company has finalized the purchase price allocations for the properties acquired during the nine months ended September 30, 2014.

Acquisitions Subsequent to September 30, 2014

On October 2, 2014, the Company purchased a stadium style theater located in Indianapolis, Indiana for $9,000,000, which was paid in cash. The property is net leased to Regal Cinemas, Inc. through 2027.

On October 21, 2014, the Company purchased through a joint venture in which it has a 90% interest, a Pathmark supermarket property located in Philadelphia, Pennsylvania for $7,700,000, which was financed in part by mortgage financing of $4,635,000.  The mortgage, which matures in 2021, bears interest at a rate of 3.885% per annum.  The property is net leased through 2021.

The aggregate annual base rent at acquisition for these two properties is approximately $1,280,000.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014 (Continued)

Note 5 - Discontinued Operations, Properties Held for Sale and Impairment

On February 3, 2014, the Company sold two properties located in Michigan for a total sales price of $5,177,000, net of closing costs.  At December 31, 2013, the Company recorded a $61,700 impairment charge representing the loss on the sale of these properties.  The following table summarizes the components of income from discontinued operations applicable to these properties (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Rental income	$—	$244	$141	$730
Depreciation and amortization	—	36	—	108
Real estate expenses	—	—	17	1
Interest expense	—	64	111	196
Total expenses	—	100	128	305
Income from discontinued operations	$—	$144	$13	$425

On October 15, 2014, the Company sold a property located in Parsippany, New Jersey for approximately $38,600,000, net of closing costs. At September 30, 2014, the Company classified the net book value of the property’s land, building and building improvements of $25,589,000 as properties held for sale and classified the unbilled rent receivable, tenant origination costs and intangible lease assets of $2,836,000 as assets related to property held for sale in the accompanying consolidated balance sheet.  The sale resulted in a gain of approximately $10,000,000 for financial statement purposes, which will be included in net gain on sale of property during the year and three months ended December 31, 2014, and resulted in a gain of approximately $21,000,000 for federal tax purposes.  The Company is pursuing acquisitions which may allow it to defer all or part of the tax gain in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended. In connection with the sale, the Company paid off the approximate $13,400,000 mortgage balance on this property and incurred a $1,580,000 mortgage prepayment penalty, which will also be reported during the year and three months ended December 31, 2014.

During the three months ended September 30, 2014, the Company determined there were indicators of impairment at its property located in Morrow, Georgia at which the tenant did not renew the lease which expired October 31, 2014, efforts to re-let the property were unsuccessful and the non-recourse mortgage on the property matured on November 1, 2014. The Company recorded an impairment charge of $1,093,000 at September 30, 2014 in the accompanying consolidated statement of income, does not intend to make any further payments on the mortgage, and intends to surrender the property to the mortgagee. The Company measured fair value of the property based on a sales comparison approach (as discussed in Note 14).  At September 30, 2014, the adjusted net book value of the property was $1,470,000.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014 (Continued)

Note 6 — Lease Termination Fee Income

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

Note 7 - Investment in Unconsolidated Joint Ventures

At September 30, 2014 and December 31, 2013, the Company had investments in five unconsolidated joint ventures, each of which owned and operated one property. The Company’s equity investment in such unconsolidated joint ventures at such dates totaled $4,874,000 and $4,906,000, respectively. In addition to the $2,807,000 gain on the sale of a tenant-in-common property in the nine months ended September 30, 2013, the Company recorded equity in earnings of $397,000 and $513,000 for the nine months ended September 30, 2014 and 2013, respectively, and $134,000 and $122,000 for the three months ended September 30, 2014 and 2013, respectively.

Additionally, in April 2013, the Company sold its 90% equity interest in a joint venture to its partner and recorded a gain of $1,898,000.

Note 8 - Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments.  If the financial condition of a specific tenant were to deteriorate resulting in an impairment of its ability to make payments, additional allowances may be required.  At September 30, 2014 and December 31, 2013, there was no balance in allowance for doubtful accounts.

The Company records bad debt expense as a reduction of rental income. For the three and nine months ended September 30, 2014 and 2013, the Company did not incur any bad debt expense.

Note 9 - Line of Credit

The Company has a $75,000,000 revolving credit facility with Manufacturer’s & Trader’s Trust Company, VNB New York Corp., Bank Leumi USA and Israel Discount Bank of New York.  This facility matures March 31, 2015. The Company is currently in negotiations for a new facility.  The Company pays interest at the greater of (i) 90 day LIBOR plus 3% (3.24% at September 30, 2014) and (ii) 4.75% per annum and there is an unused facility fee of .25% per annum.  At September 30, 2014 and November 3, 2014, there were outstanding balances of $21,250,000 and $20,250,000, respectively, under the facility. The Company was in compliance with all covenants at September 30, 2014.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014 (Continued)

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

Effective July 1, 2014, certain employees of affiliated companies performing services pursuant to this agreement are paid directly by the Company for the time they spend performing services on the Company’s behalf.  Accordingly, the fees (including the overhead expenses and property management fees) paid pursuant to this agreement were reduced to $2,855,000 and $2,535,000 for 2014 and 2015, respectively.  At September 30, 2014, the Company recorded a receivable from Majestic Property Management Corp. for $223,000 representing amounts paid during the three months ended September 30, 2014 in excess of the reduced fee.  This receivable was applied against the fee payable for October 2014 and the balance was repaid to the Company on October 3, 2014.

Note 11 - Common Stock Cash Dividend

On September 11, 2014, the Board of Directors declared a quarterly cash dividend of $.37 per share on the Company’s common stock, totaling $5,976,000. The quarterly dividend was paid on October 3, 2014 to stockholders of record on September 25, 2014.

Note 12 - Shares Issued through Equity Offering Program

On March 20, 2014, the Company entered into an amended and restated equity offering sales agreement to sell shares of the Company’s common stock from time to time with an aggregate sales price of up to approximately $38,360,000, through an “at the market” equity offering program.  During the nine months ended September 30, 2014, the Company sold 179,051 shares for proceeds of $3,889,700, net of commissions of $39,000, and incurred offering costs, primarily professional fees, of $114,500.  The Company has not sold any shares subsequent to September 30, 2014.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014 (Continued)

Note 13 - Stock Based Compensation

The Company’s 2012 Incentive Plan, approved by the Company’s stockholders in June 2012, permits the Company to grant, among other things, stock options, restricted stock, restricted stock units and performance share awards and any one or more of the foregoing to its employees, officers, directors and consultants.  A maximum of 600,000 shares of the Company’s common stock is authorized for issuance pursuant to this Plan, of which 229,000 shares of restricted stock are outstanding as of September 30, 2014.  An aggregate of 452,000 shares of restricted stock and restricted stock units outstanding under the Company’s 2003 and 2009 equity incentive plans (collectively, the “Prior Plans”) have not yet vested.  No additional awards may be granted under the Prior Plans.

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

On September 14, 2010, the Board of Directors approved a Pay-for-Performance program under the Company’s 2009 Incentive Plan and awarded 200,000 performance share awards in the form of restricted stock units (the “Units”). The holders of Units are not entitled to dividends or to vote the underlying shares until the Units vest and shares are issued. Accordingly, for accounting purposes, the shares underlying the Units are not included in the shares shown as outstanding on the balance sheet.  If the defined performance criteria are satisfied in full at June 30, 2017, one share of the Company’s common stock will vest and be issued for each Unit outstanding and a pro-rata portion of the Units will vest and be issued if the performance criteria fall between defined ranges.  In the event that the performance criteria are not satisfied in whole or in part at June 30, 2017, the unvested Units will be forfeited and no shares of the Company’s common stock will be issued for those Units.  No Units were forfeited or vested in the nine months ended September 30, 2014.

As of September 30, 2014 and December 31, 2013, there were no options outstanding under the Company’s equity incentive plans.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014 (Continued)

Note 13 - Stock Based Compensation (continued)

The following is a summary of the activity of the equity incentive plans (excluding, except as otherwise noted, the 200,000 Units):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Restricted share grants	—	—	118,850	112,650
Per share grant price	—	—	$20.54	$21.59
Deferred compensation to be recognized over vesting period	—	—	$2,441,000	$2,432,000
Non-vested shares:
Non-vested beginning of period	481,045	470,015	470,015	407,460
Grants	—	—	118,850	112,650
Vested during period	—	—	(101,300)	(50,095)
Forfeitures	(50)	—	(6,570)	—
Non-vested end of period	480,995	470,015	480,995	470,015

Average per share value of non-vested shares (based on grant price)	$14.55	$14.22	$14.55	$14.22

Value of shares vested during the period (based on grant price)	$—	$—	$621,000	$876,000

The total charge to operations for all incentive plans, including the 200,000 Units, is as follows:
Outstanding restricted stock grants	$419,000	$335,000	$1,281,000	$1,037,000
Outstanding restricted stock units	29,000	31,000	87,000	95,000
Total charge to operations	$448,000	$366,000	$1,368,000	$1,132,000

As of September 30, 2014, there were approximately $5,293,000 of total compensation costs related to non-vested awards that have not yet been recognized, including $315,000 related to the Pay-for-Performance program (net of forfeiture and performance assumptions which are re-evaluated quarterly). These compensation costs will be charged to general and administrative expense over the remaining respective vesting periods. The weighted average vesting period is approximately 2.6 years.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014 (Continued)

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

At September 30, 2014, the $301,337,000 estimated fair value of the Company’s mortgages payable is more than their carrying value by approximately $7,585,000 assuming a blended market interest rate of 4.5% based on the 9.1 year weighted average remaining term of the mortgages.  At December 31, 2013, the $283,142,000 estimated fair value of the Company’s mortgages payable is more than their carrying value by approximately $5,097,000 assuming a blended market interest rate of 5% based on the 9.0 year weighted average remaining term of the mortgages.

At September 30, 2014 and December 31, 2013, the $21,250,000 and $23,250,000, respectively, carrying amount of the Company’s line of credit approximates its fair value.

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

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014 (Continued)

Note 14 - Fair Value Measurements (continued)

Fair Value on a Recurring Basis

The fair value of the Company’s available-for-sale securities and derivative financial instruments was determined using the following inputs (amounts in thousands):

			Fair Value Measurements
		Carrying and	on a Recurring Basis
	As of	Fair Value	Level 1	Level 2
Financial assets:
Available-for-sale securities:
Equity securities	September 30, 2014	$24	$24	$—
	December 31, 2013	282	282	—
Derivative financial instruments:
Interest rate swaps	September 30, 2014	134	—	134
	December 31, 2013	265	—	265
Financial liabilities:
Derivative financial instruments:
Interest rate swaps	September 30, 2014	2,062	—	2,062
	December 31, 2013	774	—	774

The Company does not own any financial instruments that are classified as Level 3.

Available-for-sale securities

At September 30, 2014, the Company’s available-for-sale securities included a $24,200 investment in equity securities (included in other assets on the consolidated balance sheet). The aggregate cost of these securities was $5,300 and at September 30, 2014, the unrealized gain was $18,900.  Such unrealized gains were included in accumulated other comprehensive loss on the consolidated balance sheet.  Fair values are approximated based on current market quotes from financial sources that track such securities.

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

September 30, 2014 (Continued)

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty.  As of September 30, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

As of September 30, 2014, the Company had 17 interest rate derivatives outstanding, all of which were interest rate swaps, related to 17 outstanding mortgage loans with an aggregate $84,606,000 notional amount and mature between 2014 and 2024 (weighted average maturity of 6.71 years).  Such interest rate swaps, all of which were designated as cash flow hedges, converted LIBOR based variable rate mortgages to fixed annual rate mortgages (with interest rates ranging from 3.55% to 6.50% and a weighted average interest rate of 4.91% at September 30, 2014).  The fair value of the Company’s derivatives designated as hedging instruments in asset and liability positions reflected as other assets or other liabilities on the consolidated balance sheets were $134,000 and $2,062,000, respectively, at September 30, 2014, and $265,000 and $774,000, respectively, at December 31, 2013.

Two of the Company’s unconsolidated joint ventures, in which a wholly owned subsidiary of the Company is a 50% partner, had an interest rate derivative outstanding at September 30, 2014 with a notional amount of $3,735,000. This interest rate derivative has an interest rate of 5.81% and matures in April 2018.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014 (Continued)

Note 14 - Fair Value Measurements (continued)

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statement of income for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
One Liberty Properties and Consolidated Subsidiaries
Amount of loss recognized on derivatives in Other comprehensive loss	$(357)	$(972)	$(2,765)	$(372)
Amount of loss reclassification from Accumulated other comprehensive loss into Interest expense	(476)	(284)	(1,300)	(592)

Unconsolidated Joint Ventures (Company’s share)
Amount of gain (loss) recognized on derivative in Other comprehensive loss	$11	$(15)	$(37)	$18
Amount of loss reclassification from Accumulated other comprehensive loss into Equity in earnings of unconsolidated joint ventures	(28)	(14)	(83)	(42)

No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges for the three and nine months ended September 30, 2014 and 2013.  During the twelve months ending September 30, 2015, the Company estimates an additional $1,725,000 will be reclassified from other comprehensive income (loss) as an increase to interest expense.

The derivative agreements in effect at September 30, 2014 provide that if the wholly owned subsidiary of the Company which is a party to the agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to one of the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, the Company could be held liable for interest rate swap breakage losses, if any.

As of September 30, 2014, the fair value of the derivatives in a liability position, including accrued interest, and excluding any adjustments for nonperformance risk, was approximately $2,252,000.  In the unlikely event that the Company breaches any of the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $2,252,000.  Such amount is included in accrued expenses and other liabilities at September 30, 2014.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014 (Continued)

Note 14 - Fair Value Measurements (continued)

Fair Value on a Non-Recurring Basis

Non-financial assets measured at fair value on a non-recurring basis in the consolidated financial statements consists of a property located in Morrow, Georgia for which the Company recorded an impairment charge of $1,093,000 at September 30, 2014 (as disclosed in Note 5 - Discontinued Operations, Properties Held for Sale and Impairment). The Company measured the fair value of the property using a sales comparison approach and included comparable sales and listings in the identified market adjusted for the subject property. Such inputs were determined to be Level 3 inputs in the fair value hierarchy.  Significant unobservable inputs used in the fair value measurement include price per square foot rates, which range from $25 to $33 per square foot. The Company’s internally prepared valuation is reviewed and approved by a diverse group of management, as deemed necessary, and valuations are performed and updated as appropriate.

Note 15 - New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. This update is effective for interim and annual reporting periods beginning after December 15, 2016.  The Company is currently in the process of evaluating the impact, if any, the adoption of this ASU will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures.  For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued.  The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company does not expect the adoption of this guidance to have any impact on its consolidated financial statements.

Note 16 - Subsequent Events

Subsequent events have been evaluated and except as disclosed in Note 4 (Real Estate Acquisitions and Contingent Liability) and Note 5 (Discontinued Operations, Properties Held for Sale and Impairment), there were no other events relative to the Company’s consolidated financial statements that require additional disclosure.

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

Recent Developments

Subsequent to September 30, 2014, we:

•                  sold an office property located in Parsippany, New Jersey for approximately $38.6 million, net of closing costs, resulting in a $10 million gain (without giving effect to the $1.58 million mortgage prepayment penalty) for financial statement purposes, which will be reported in the year and three months ended December 31, 2014. In connection with the sale, we paid off the approximate $13.4 million mortgage balance on this property; and

•                  acquired two properties for approximately $16.7 million - a movie theater located in Indianapolis, Indiana for $9 million and a supermarket located in Philadelphia, Pennsylvania for $7.7 million (including mortgage debt of approximately $4.6 million with an annual interest rate of 3.885% and maturing in 2021).

Overview

We are a self-administered and self-managed real estate investment trust, organized in Maryland in 1982.  We acquire, own and manage a geographically diversified portfolio of retail (including furniture stores, restaurants, office supply stores and supermarkets), industrial, flex, office, health and fitness and other properties, a substantial portion of which are leased under long-term net leases.  As of September 30, 2014, we own 113 properties (including six properties owned by consolidated joint ventures and five properties owned by unconsolidated joint ventures) located in 30 states. Based on square footage, our occupancy rate at September 30, 2014 is approximately 99.2%.

We face a variety of risks and challenges in our business. We, among other things, face the possibility we will not be able to acquire accretive properties on acceptable terms, lease our properties on terms favorable to us or at all, our tenants may not be able to pay their rental and other obligations and we may not be able to renew or re-let, on acceptable terms, leases that are expiring.

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

Our 2014 contractual rental income is approximately $54.7 million and represents, after giving effect to any abatement, concessions or adjustments, the base rent payable to us in calendar year 2014 under leases in effect at September 30, 2014. The 2014 contractual rental income excludes approximately $1.5 million of straight-line rent, amortization of approximately $240,000 of intangibles and our share of the rental income payable to our unconsolidated joint ventures, which in 2014 will be approximately $1.5 million.

The following table sets forth scheduled lease expirations of leases for our properties (excluding unconsolidated joint ventures) as of September 30, 2014 for the calendar years indicated below:

Year of Lease Expiration (1)	Number of Expiring Leases (2)	Approximate Square Footage Subject to Expiring Leases (2)	2014 Contractual Rental Income Under Expiring Leases (2)	Percent of 2014 Contractual Rental Income Represented by Expiring Leases
2014	1	50,400	$451,500	0.8%
2015	10	593,255	4,096,616	7.5
2016	14	456,882	3,778,017	6.9
2017	11	107,008	2,110,640	3.9
2018	18	394,055	5,554,161	10.2
2019	8	211,422	2,157,680	3.9
2020	7	181,108	4,305,178	7.9
2021	6	119,260	1,121,779	2.0
2022	10	1,221,745	9,200,383	16.8
2023	7	655,592	5,178,902	9.5
2024 and thereafter (3)	25	1,739,764	16,703,954	30.6
	117	5,730,491	$54,658,810	100.0%

(1)         Lease expirations assume tenants do not exercise existing renewal options.

(2)         Excludes the Indiana and Pennsylvania properties acquired in October 2014 — these properties will provide an aggregate base rent of approximately $285,000 from the date of purchase through December 31, 2014.

(3)         Includes the Parsippany, New Jersey property which was sold on October 15, 2014 — this 106,680 square foot property represents $2,248,281 of 2014 contractual rental income. The effect of the sale, which is not reflected in this table, is an approximate $480,000 decrease in 2014 contractual rental income.

Results of Operations

The following table compares revenues and operating expenses of continuing operations for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
(Dollars in thousands)	2014	2013	(Decrease)	Change	2014	2013	(Decrease)	Change
Revenues:
Rental income	$14,552	$12,487	$2,065	16.5%	$42,308	$35,588	$6,720	18.9%
Tenant reimbursements	635	483	152	31.5	1,677	1,225	452	36.9
Lease termination fee	—	—	—	n/a	1,269	—	1,269	n/a
Total revenues	15,187	12,970	2,217	17.1	45,254	36,813	8,441	22.9
Operating expenses:
Depreciation and amortization	3,685	2,983	702	23.5	10,985	8,298	2,687	32.4
General and administrative	2,153	1,938	215	11.1	6,497	5,841	656	11.2
Real estate expenses	1,085	851	234	27.5	3,061	2,375	686	28.9
Leasehold rent	77	77	—	—	231	231	—	—
Federal excise and state taxes	6	(7)	13	185.7	175	218	(43)	(19.7)
Real estate acquisition costs	83	544	(461)	(84.7)	211	821	(610)	(74.3)
Impairment loss	1,093	—	1,093	n/a	1,093	—	1,093	n/a
Total operating expenses	8,182	6,386	1,796	28.1	22,253	17,784	4,469	25.1

Operating income	$7,005	$6,584	$421	6.4	$23,001	$19,029	$3,972	20.9

Revenues

Rental income.  The increases are primarily due to rental income of $2.0 million and $6.7 million earned during the three and nine months ended September 30, 2014, respectively, from 17 properties acquired in 2013 and 2014 ($1.2 million and $5.5 million, respectively, from the 11 properties acquired in 2013), and to a lesser extent, to increases of $94,000 and $283,000, respectively, from a lease of vacant space at a property. The increases were partially offset during the three and nine months ended September 30, 2014 by decreases of $81,000 and $327,000, respectively, resulting from lease expirations in January 2014. (In May 2014, one of these properties was leased to a new tenant). The increase in the nine months ended September 30, 2014 was also partially offset by the $150,000 write-off against rental income of the entire balance of the unbilled rent receivable and the intangible lease asset related to a lease for which we received a $1.269 million lease termination fee.

The aggregate rental income for the three and nine months ended September 30, 2014 includes $745,000 and $2.2 million, respectively, from our Parsippany, New Jersey property, which we sold in October 2014, and our Morrow, Georgia property, which we intend to surrender to the mortgagee (see Note 5).  The aggregate annual base rent at acquisition for the Indiana and Pennsylvania properties purchased in October 2014 is approximately $1.28 million.

Tenant reimbursements.  Real estate tax and operating expense reimbursements increased by (i) $139,000 and $257,000 during the three and nine months ended September 30, 2014, respectively, primarily due to the lease of vacant space and increased real estate taxes at our Cherry Hill, New Jersey property and (ii) $56,000 and $203,000, during the three and nine months ended September 30, 2014, respectively, from four properties acquired since July 2013.

Lease termination fee.  In connection with a lease buy-out of a retail tenant in June 2014, we received a lease termination fee of $1.269 million.  We re-leased this property simultaneously with the termination of the existing tenant’s lease.

Operating Expenses

Depreciation and amortization.  Approximately $697,000 and $2.5 million of the increase for the three and nine months ended September 30, 2014, respectively, is due to depreciation and amortization expense on the properties we acquired in 2013 and 2014 ($524,000 and $2.2 million, respectively, from the properties acquired in 2013).

General and administrative expenses.  Contributing to the increase in the three and nine months ended September 30, 2014 were increases of: (i) $82,000 and $235,000, respectively, in non-cash compensation expense primarily related to the increase in the number of restricted stock awards granted in 2014 and the higher fair value of such awards at the time of grant; (ii) $39,000 and $92,000, respectively, for third party audit and tax services; (iii) $22,000 and $66,000, respectively, in increased compensation expense primarily payable to three full time executive officers and $17,000 and $51,000, respectively, in increased directors’ fees; and (iv) $38,000 and $113,000, respectively, in the amount paid pursuant to the compensation and services agreement prior to the fee reduction effected as of July 1, 2014 (see Note 10).

Real estate expenses.  The increases in the three and nine months ended September 30, 2014 are due to several factors including (i) an annual increase of $250,000 ($62,500 per quarter) in the amount for property management services pursuant to the compensation and services agreement due to the increase in the number and nature of properties in our portfolio; (ii) increases of $56,000 and $203,000 from four properties acquired since July 2013, all of which is rebilled to tenants; (iii) increases in real estate taxes of $125,000 and $128,000, respectively, at our Cherry Hill, New Jersey property, a portion of which is rebilled to the tenants; and (iv) $24,000 and $156,000, respectively, of expenses related to two properties vacated by their respective tenants at lease expiration in January 2014 (one of which was re-let in May 2014). In addition, an increase of $174,000 (a significant portion of which is rebilled to tenants) in snow removal expense due to the harsh 2014 winter contributed to the increase in the nine months ended September 30, 2014. These increases were partially offset by decreases in various real estate expenses, none of which were individually significant.

Real estate acquisition costs.  These costs, which include acquisition fees, legal and other transactional costs and expenses, decreased during the three and nine months ended September 30, 2014 due to reduced costs associated with closing transactions and fewer property purchases in the current year.

Impairment loss.  At September 30, 2014, we recorded an impairment charge of $1.093 million on our property located in Morrow, Georgia where the tenant did not renew its lease which expired on October 31, 2014 and efforts to re-let the property have been unsuccessful. The non-recourse mortgage on the property matured on November 1, 2014, we do not intend to make any further payments on the mortgage, and we intend to surrender the property to the mortgagee. At September 30, 2014, the adjusted net book value of the property was $1.47 million.

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
(Dollars in thousands)	2014	2013	(Decrease)	Change	2014	2013	(Decrease)	Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$134	$122	$12	9.8%	$397	$513	$(116)	(22.6)%
Gain on disposition of real estate — unconsolidated joint venture	—	—	—	n/a	—	2,807	(2,807)	(100.0)
Gain on sale — unconsolidated joint venture interest	—	—	—	n/a	—	1,898	(1,898)	(100.0)
Gain on sale — investment in BRT Realty Trust	—	—	—	n/a	134	—	134	n/a
Other income	10	10	—	—	20	89	(69)	(77.5)
Interest:
Expense	(4,227)	(3,409)	818	24.0	(12,215)	(9,670)	2,545	26.3
Amortization of deferred financing costs	(275)	(223)	52	23.3	(741)	(662)	79	11.9

Equity in earnings of unconsolidated joint ventures.  The decrease in the nine months ended September 30, 2014 is attributable substantially to the sale in May 2013 of a property owned by us and another entity as tenants-in-common (the “TIC Property”) and the sale in April 2013 of our interest in the Plano, Texas joint venture.

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

Interest expense.  The following table details interest expense for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
(Dollars in thousands)	2014	2013	(Decrease)	Change	2014	2013	(Decrease)	Change
Interest expense:
Credit line interest	$399	$78	$321	411.5%	$914	$181	$733	405.0%
Mortgage interest	3,828	3,331	497	14.9	11,301	9,489	1,812	19.1
Total	$4,227	$3,409	$818	24.0	$12,215	$9,670	$2,545	26.3

Credit line interest

The increases are due to the $26.3 million and $9.4 million increase in the weighted average balance outstanding under our line of credit in the three and nine months ended September 30, 2014, respectively.  The weighted average balance increased due to borrowings to acquire several properties in 2014, partially offset by repayments on the facility (i) with proceeds from the financing of several properties in 2014 and (ii) the proceeds from the sale of two properties located in Michigan in 2014.

Mortgage interest

The following table reflects the interest rate on our mortgage debt and principal amount of outstanding mortgage debt, in each case on a weighted average basis:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
(Dollars in thousands)	2014	2013	(Decrease)	Change	2014	2013	(Decrease)	Change
Interest rate on mortgage debt	5.30%	5.44%	(.14)%	(2.6)%	5.31%	5.49%	(.18)%	(3.3)%
Principal amount of mortgage debt	$288,634	$244,852	$43,782	17.9%	$283,620	$231,603	$52,017	22.5%

The increase in mortgage interest expense for the three and nine months ended September 30, 2014 is due to the increase in the weighted average amount of mortgage debt outstanding, partially offset by a decrease in the weighted average interest rate on outstanding mortgage debt. The increase in the weighted average balance outstanding is due to the incurrence of mortgage debt of $72.6 million in connection with properties acquired in 2013 (primarily in the second half of 2013) and 2014 and the financing or refinancing of $12.1 million, net of refinanced amounts, in connection with properties acquired in prior years. The decrease in the weighted average interest rate is due to the financing (including financings effectuated in connection with acquisitions) or refinancing in 2013 and 2014 of $116.5 million of gross new mortgage debt with a weighted average interest rate of approximately 4.7%.

Discontinued operations.  Discontinued operations include the income from operations of two Michigan properties sold in February 2014.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our revolving credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of equity securities and property sales.  Our available liquidity at November 3, 2014, after selling our Parsippany, New Jersey property and purchasing the theater and supermarket properties subsequent to September 30, 2014, was approximately $72.8 million, including approximately $18.0 million of cash and cash equivalents (net of the credit facility’s required $7.5 million deposit maintenance balance) and $54.8 million available under our revolving credit facility.

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

At September 30, 2014, excluding mortgage indebtedness of our unconsolidated joint ventures, we had 56 outstanding mortgages payable secured by 78 properties, in aggregate principal amount of approximately $293.8 million.  These mortgages represent first liens on individual real estate investments with an aggregate carrying value of approximately $480.5 million, before accumulated depreciation of $64.6 million.  After giving effect to interest rate swap agreements, the mortgage payments bear interest at fixed rates ranging from 3.13% to 7.81% (a 5.07% weighted average interest rate) and mature between 2014 and 2037 (a 9.1 year weighted average remaining term on the mortgages).

The following table sets forth, as of September 30, 2014, information with respect to our mortgage debt that is payable from October 1, 2014 through December 31, 2016. This table (i) excludes mortgage debt of our unconsolidated joint ventures and the amortization related to the $13.4 million Parsippany, New Jersey mortgage that was paid off in October 2014 and (ii) includes the amortization related to the mortgages incurred in connection with financings and an acquisition completed subsequent to September 30, 2014:

(Dollars in thousands)	2014	2015	2016	Total

Amortization payments	$1,612	$7,395	$7,210	$16,217
Principal due at maturity	9,792	4,955	25,678	40,425
Total	$11,404	$12,350	$32,888	$56,642

At September 30, 2014, the Company’s unconsolidated joint ventures had first mortgages on four properties with outstanding balances of approximately $17.3 million, bearing interest at rates ranging from 5.81% to 6.0% (a 5.86% weighted average interest rate) and maturing between 2015 and 2018.

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

We continuously seek to refinance existing mortgage loans on terms we deem acceptable, in order to generate additional liquidity.  Additionally, in the normal course of our business, we sell properties when we determine that it is in our best interests, which also generates additional liquidity.  Further, since each of our encumbered properties is subject to a non-recourse mortgage (with standard carve-outs), if our in-house evaluation of the market value of such property is approximately equal to or less than the principal balance outstanding on the mortgage loan, we may determine in certain circumstances to convey such property to the mortgagee in order to terminate our mortgage obligations, including payment of interest, principal and real estate taxes, with respect to such property.

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

Credit Facility

We can borrow up to $75 million pursuant to our revolving credit facility which is available to us for the acquisition of commercial real estate, repayment of mortgage debt, property improvements and general working capital purposes; provided, that if used for property improvements and working capital purposes, the amount outstanding for such purposes will not exceed the lesser of $15 million and 15% of the borrowing base, as defined in the credit agreement, and if used for working capital purposes, will not exceed $10 million.  The facility matures on March 31, 2015 and bears interest at the greater of (i) 90 day LIBOR plus 3% and (ii) 4.75% per annum. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $75 million.  The credit facility requires maintenance of $7.5 million in average deposit balances. We are currently in negotiations for a new credit facility, although there can be no assurance such facility will be obtained.

The terms of our revolving credit facility include certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties.  Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility.  At

September 30, 2014, we were in compliance in all material respects with the covenants under this facility.

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

The table below provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$2,620	$3,211	$10,533	$14,397
Add: depreciation of properties	3,610	2,984	10,783	8,305
Add: our share of depreciation in unconsolidated joint ventures	93	93	280	423
Add: amortization of deferred leasing costs	45	36	115	101
Add: our share of amortization of deferred leasing costs in unconsolidated joint ventures	—	—	—	8
Add: federal excise tax relating to gain on sales	—	(65)	(19)	61
Add: impairment loss	1,093	—	1,093	—
Deduct: (gain) on sale of properties-joint ventures	—	—	—	(4,705)
Funds from operations	7,461	6,259	22,785	18,590
Deduct: straight-line rent accruals and amortization of lease intangibles	(398)	(370)	(1,046)	(849)
Deduct: lease termination fee income	—	—	(1,269)	—
Add: our share of straight-line rent reversals and amortization of lease intangibles of unconsolidated joint ventures	—	—	(1)	91
Add: amortization of restricted stock compensation	448	366	1,368	1,132
Add: amortization of deferred financing costs	272	224	735	663
Add: our share of amortization of deferred financing costs in unconsolidated joint ventures	4	4	13	20
Adjusted funds from operations	$7,787	$6,483	$22,585	$19,647

The table below provides a reconciliation of net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$.16	$.20	$.64	$.93
Add: depreciation of properties	.22	.19	.68	.53
Add: our share of depreciation in unconsolidated joint ventures	.01	.01	.02	.03
Add: amortization of deferred leasing costs	—	—	.01	—
Add: our share of amortization of deferred leasing costs in unconsolidated joint ventures	—	—	—	—
Add: federal excise tax relating to gain on sales	—	—	—	.01
Add: impairment loss	.07	—	.07	—
Deduct: (gain) on sale of properties-joint ventures	—	—	—	(.30)
Funds from operations	.46	.40	1.42	1.20
Deduct: straight-line rent accruals and amortization of lease intangibles	(.03)	(.02)	(.07)	(.05)
Deduct: lease termination fee income	—	—	(.08)	—
Add: our share of straight-line rent reversals and amortization of lease intangibles of unconsolidated joint ventures	—	—	(.01)	.01
Add: amortization of restricted stock compensation	.03	.02	.09	.07
Add: amortization of deferred financing costs	.02	.01	.05	.04
Add: our share of amortization of deferred financing costs in unconsolidated joint ventures	—	—	—	—
Adjusted funds from operations	$.48	$.41	$1.40	$1.27

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

We use interest rate swaps to limit interest rate risk. These swaps are used for hedging purposes - not for trading purposes.

At September 30, 2014, we had 18 interest rate swap agreements outstanding (including one held by two of our unconsolidated joint ventures). The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time.  As of September 30, 2014, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and net unrealized gain on derivative instruments would have increased by approximately $4.7 million.  If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and net unrealized gain on derivative instruments would have decreased by approximately $4.8 million. These changes would not have any impact on our net income or cash.

Our mortgage debt, after giving effect to interest rate swap agreements, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.

Our credit facility is a revolving variable rate facility which is sensitive to interest rates. Under current market conditions, we do not believe that our risk of material potential losses in future earnings, fair values and/or cash flows from near-term changes in market rates that we consider reasonably possible is material.  We assessed the market risk for our revolving credit facility and believe that there is no foreseeable market risk because interest is charged at the greater of (i) 90 day LIBOR plus 3% and (ii) 4.75% per annum. At September 30, 2014, 90 day LIBOR plus 3% was approximately 3.24%; therefore, an increase or decrease of 100 basis points on this interest rate would not have any impact on the interest expense related to this facility.

Item 4.  Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the nine months ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: November 6, 2014	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: November 6, 2014	/s/ David W. Kalish
David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)