Form 10-K
period 2014-12-31
ONE LIBERTY PROPERTIES INC
filed 2015-03-12
CIK 712770

Use these links to rapidly review the document
TABLE OF CONTENTS Form 10-K
Item 7A. Qualitative and Quantitative Disclosures About Market Risk.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

         Indicate by check mark whether registrant is a shell company (defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2014 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of all common equity held by non-affiliates of the registrant, computed by reference to the price at which common equity was last sold on said date, was approximately $267 million.

         As of March 9, 2015, the registrant had 16,365,059 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the 2015 annual meeting of stockholders of One Liberty Properties, Inc., to be filed pursuant to Regulation 14A not later than April 30, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Form 10-K

PART I

Item 1.    Business.

General

        We are a self-administered and self-managed real estate investment trust, also known as a REIT. We were incorporated in Maryland on December 20, 1982. We acquire, own and manage a geographically diversified portfolio of retail, industrial, flex, health and fitness, and other properties, a substantial portion of which are under long-term leases. Substantially all of our leases are "net leases" and ground leases under which the tenant is typically responsible for real estate taxes, insurance and ordinary maintenance and repairs. As of December 31, 2014, we own 110 properties (including two properties disposed of in January 2015 as described below) and participate in joint ventures that own five properties. These properties and the properties owned by our joint ventures are located in 30 states and have an aggregate of approximately 6.8 million square feet (including an aggregate of approximately 924,000 square feet at properties owned by our joint ventures).

        As of December 31, 2014:

  •
  our 2015 contractual rental income (as described below) is approximately $53.3 million.

  •
  the occupancy rate of our properties is approximately 98.3% based on square footage.

  •
  the occupancy rate of properties owned by our joint ventures is 100% based on square footage.

  •
  the weighted average remaining term of our mortgage debt is 9.1 years and the weighted average interest rate thereon is 5.02%.

  •
  the weighted average remaining term of the leases generating our 2015 contractual rental income and for the leases at properties owned by our joint ventures is 7.8 years and 6.0 years, respectively.

        Our 2015 contractual rental income represents, after giving effect to any abatements, concessions or adjustments, the base rent payable to us in 2015 under leases in effect at December 31, 2014. Contractual rental income for 2015 excludes approximately $1.3 million of straight-line rent, amortization of approximately $514,000 of intangibles, and our share of the rental income payable to our joint ventures, which in 2015 will be approximately $1.5 million.

2014 Highlights and Recent Developments

        In 2014:

  •
  our rental income, net, increased by $7.4 million, or 14.9%, from 2013.

  •
  income from continuing operations increased by $4.8 million, or 27.5%, from 2013.

  •
  we acquired nine properties for an aggregate purchase price of $56.8 million. The acquired properties account for approximately $4.3 million, or 8.0%, of our 2015 contractual rental income.

  •
  we sold three properties for an aggregate sales price of $45.5 million as follows: (i) two Michigan health club facilities were sold for $5.5 million in January 2014 contemporaneously with the expiration of the related leases, and at December 31, 2013, we incurred an impairment charge of $62,000 in connection with such properties; and (ii) a Parsippany, New Jersey office property was sold in October 2014 for $40.0 million resulting in a net gain (without giving effect to the $1.6 million of prepayment costs on debt related to sale of real estate) of $10.2 million.

  •
  we entered into an amendment to our credit facility which, among other things, extended the expiration date of the facility from March 2015 to December 31, 2018 and eliminated the interest rate floor of 4.75%. Effective as of January 1, 2015, the interest rate equals the one month LIBOR rate plus the applicable margin (as described herein). Assuming that the 30-day LIBOR rate continues to be 0.17%, the rate in effect on the effective date of the amendment, the interest rate on the facility in the first quarter of 2015 will be approximately 1.92%, a decrease of approximately 283 basis points from the interest rate in effect prior to the amendment.

  •
  we obtained (i) an aggregate of $28.1 million from mortgage financings secured by properties acquired in 2014 and 2013 and (ii) $9.7 million of net proceeds from financings and refinancings of mortgage debt secured by properties acquired prior to 2013.

        Since January 1, 2015, we:

  •
  disposed of a retail property in Morrow, GA pursuant to a foreclosure proceeding.

  •
  sold a retail center in Cherry Hill, NJ for $16.0 million, net of closing costs, resulting in a gain of approximately $5.4 million, before giving effect to a swap breakage charge of $478,000 and the write-off of $249,000 of the remaining deferred mortgage cost. The non-controlling interest's share of income from the transaction is approximately $1.3 million.

  •
  acquired, through a joint venture in which we have a 90% equity interest, a 101,590 square foot shopping center located in Lakewood, Colorado, for approximately $17.5 million. In connection with the acquisition, we obtained $11.9 million of mortgage debt maturing in 2025, amortizing over 25 years and bearing an annual interest rate of 4.12%.

        In the narrative portion of this report, information with respect to our consolidated joint ventures is generally described as if such ventures are our wholly owned subsidiaries and information with respect to unconsolidated joint ventures is generally separately described. Except as otherwise indicated, all references to joint ventures refer to unconsolidated joint ventures. In addition, 2015 contractual rental income derived from multiple properties leased pursuant to a master lease is allocated among such properties based on management's estimate of the appropriate allocations.

Acquisition Strategies

        We seek to acquire properties throughout the United States that have locations, demographics and other investment attributes that we believe to be attractive. We believe that long-term leases provide a predictable income stream over the term of the lease, making fluctuations in market rental rates and in real estate values less significant to achieving our overall investment objectives. Our goal is to acquire single-tenant properties that are subject to long-term net or ground leases that include periodic contractual rental increases or rent increases based on increases in the consumer price index. Periodic contractual rental increases provide reliable increases in future rent payments and rent increases based on the consumer price index provide protection against inflation. Historically, long-term leases have made it easier for us to obtain longer-term, fixed-rate mortgage financing with principal amortization, thereby moderating the interest rate risk associated with financing or refinancing our property portfolio by reducing the outstanding principal balance over time. We may, however, acquire a property that is subject to a short-term lease when we believe the property represents a good opportunity for recurring income and residual value. Although the acquisition of single-tenant properties subject to net and ground leases is the focus of our investment strategy, we also consider investments in, among other things, (i) properties that can be re-positioned or re-developed, (ii) community shopping centers anchored by national or regional tenants and (iii) properties ground leased to operators of multi-family properties. We pay substantially all the operating expenses at community shopping centers, a significant portion of which is reimbursed by tenants pursuant to their leases.

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

  •
  an evaluation of the credit quality of the tenant;

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

  •
  obtaining mortgage indebtedness (including refinancings) on favorable terms and maintaining access to capital to finance property acquisitions;

  •
  monitoring and maintaining our portfolio, including tenant negotiations and lease amendments with tenants having financial difficulty; and

  •
  managing assets effectively, including lease extensions and opportunistic and strategic property sales.

Typical Property Attributes

        As of December 31, 2014, the properties in our portfolio and owned by our joint ventures typically have the following attributes:

  •
  Net or ground leases.  Substantially all of the leases are net and ground leases under which the tenant is typically responsible for real estate taxes, insurance and ordinary maintenance and repairs. We believe that investments in net and ground leased properties offer more predictable returns than investments in properties that are not net or ground leased;

  •
  Long-term leases.  Many of our leases are long-term leases. Excluding leases relating to properties owned by our joint ventures, the weighted average remaining term of our leases is 7.8 years, leases representing approximately 39.7% of our 2015 contractual rental income expire between 2020 and 2023, and leases representing approximately 32.0% of our 2015 contractual rental income expire after 2023; and

  •
  Scheduled rent increases.  Leases representing approximately 74.8% of our 2015 contractual rental income and leases representing 39.1% of our share of the rental income payable in 2015 with respect to properties owned by our joint ventures provide for either periodic contractual rent increases or a rent increase based on the consumer price index.

Our Tenants

        The following table sets forth information about the diversification of our tenants by industry sector as of December 31, 2014:

Type of Property	Number of Tenants	Number of Properties	2015 Contractual Rental Income	Percentage of 2015 Contractual Rental Income
Retail—General	56	41	$14,497,880	27.2%
Industrial	11	14	11,111,543	20.8
Retail—Furniture(1)	4	14	5,808,162	10.9
Retail—Restaurant	13	19	3,691,503	6.9
Flex	3	3	3,339,262	6.3
Retail—Office Supply(2)	2	8	3,100,631	5.8
Health & Fitness	1	3	3,054,922	5.7
Retail—Supermarket	3	3	2,818,230	5.3
Other	5	5	5,922,579	11.1

	98	110	$53,344,712	100.0%

(1)
Eleven properties are net leased to Haverty Furniture pursuant to a master lease covering all such properties.

(2)
Includes seven properties which are net leased to Office Depot pursuant to seven separate leases. Five of the Office Depot leases contain cross-default provisions. Also includes one property net leased to OfficeMax which was acquired by Office Depot in November 2013.

        Many of our retail tenants (including franchisees of national chains) operate on a national basis and include, among others, Applebees, Barnes & Noble, CarMax, CVS, Kohl's, Marshalls, Mens'

Wearhouse, Office Depot, Party City, PetSmart, TGI Fridays, The Sports Authority, Urban Outfitters, Walgreens, Wendy's and Whole Foods and some of our tenants operate on a regional basis, including Haverty Furniture, Giant Food Stores and hhgregg.

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

        Our typical lease provides for contractual rent increases periodically throughout the term of the lease or for rent increases pursuant to a formula based on the consumer price index. Some of our leases provide for minimum rents supplemented by additional payments based on sales derived from the property subject to the lease. Such additional payments were not a material part of our 2014 rental revenues and are not expected to be a material part of our 2015 rental revenues.

        Our strategy has been to acquire properties that are subject to existing long-term leases or to enter into long-term leases with our tenants. Our leases generally provide the tenant with one or more renewal options.

        The following table sets forth scheduled lease expirations of leases for our properties as of December 31, 2014 (other than our Cherry Hill, New Jersey and Morrow, Georgia properties which were disposed of in January 2015):

Year of Lease Expiration(1)	Number of Expiring Leases	Approximate Square Footage Subject to Expiring Leases	2015 Contractual Rental Income Under Expiring Leases	Percent of 2015 Contractual Rental Income Represented by Expiring Leases
2015(2)	8	439,385	1,713,238	3.2%
2016	14	456,882	3,805,534	7.1
2017	11	107,008	2,134,068	4.0
2018	18	394,055	5,564,863	10.4
2019	6	146,303	1,915,218	3.6
2020	8	185,108	4,560,783	8.6
2021	8	179,286	1,754,300	3.3
2022	11	1,371,615	11,001,473	20.6
2023	5	545,092	3,851,903	7.2
2024 and thereafter	27	1,877,152	17,043,332	32.0

	116	5,701,886	$53,344,712	100.0%

(1)
Lease expirations assume tenants do not exercise existing renewal options.

(2)
Subsequent to December 31, 2014, a lease of 45,974 square feet of retail space expired. This property accounted for $494,000 of rental income in 2014.

Financing, Re-Renting and Disposition of Our Properties

        Our charter documents do not limit the level of debt we may incur. Our revolving credit facility matures on December 31, 2018 and, among other things, limits total debt that we may incur to 70% of the value of our properties (as determined pursuant to the credit facility). We borrow funds on a secured and unsecured basis and intend to continue to do so in the future.

        We mortgage specific properties on a non-recourse basis, subject to the standard carve-outs described under "Item 2. Properties—Mortgage Debt", to enhance the return on our investment in a specific property. The proceeds of mortgage loans may be used for property acquisitions, investments in joint ventures or other entities that own real property, to reduce bank debt and for working capital purposes. The funds available pursuant to our credit facility may be used to payoff existing mortgages, fund the acquisition of additional properties, and to a more limited extent, to invest in joint ventures and for working capital. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility.

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

Our Joint Ventures

        As of December 31, 2014, we participated in five joint ventures that own an aggregate of five properties, with approximately 924,000 rentable square feet of space. Four of the properties are retail properties and one is an industrial property. We own 50% of the equity interest in all of these joint ventures. At December 31, 2014, our investment in joint ventures was approximately $4.9 million.

        Based on the leases in effect at December 31, 2014, we anticipate that our share of rental income payable to our joint ventures in 2015 will be approximately $1.5 million. The leases for two properties are expected to contribute 78.1% of the aggregate projected rental income payable to all of our joint ventures in 2015 and expire in 2021 and 2022.

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

Our Structure

        Nine employees, including Patrick J. Callan, Jr., our President and Chief Executive Officer, Lawrence G. Ricketts, Jr., our Executive Vice President and Chief Operating Officer, Justin Clair, a Vice-President, Karen Dunleavy, Vice President-Financial and five other employees, devote all of their business time to us. Our other executive, administrative, legal, accounting and clerical personnel share their services on a part-time basis with us and other affiliated entities that share our executive offices.

        We entered into a compensation and services agreement with Majestic Property Management Corp., effective as of January 1, 2007. Majestic Property is wholly-owned by our vice chairman of the board and it provides compensation to certain of our executive officers. Pursuant to this agreement, we pay an annual fee to Majestic Property and Majestic Property provides us with the services of all affiliated executive, administrative, legal, accounting and clerical personnel that we use on a part time basis, as well as property management services, property acquisition, sales and leasing and mortgage brokerage services. The fees we pay Majestic Property are negotiated by us and Majestic Property and are approved by our audit committee and independent directors.

        In 2014, pursuant to the compensation and services agreement, we paid Majestic Property a fee of approximately $2.7 million and $186,000 for our share of all direct office expenses, including, among other expenses, rent, telephone, postage, computer services and internet usage. See Note 10 to our consolidated financial statements for information regarding equity awards to individuals performing services on our behalf.

        We believe that the compensation and services agreement allows us to benefit from access to, and from the services of, a group of senior executives with significant knowledge and experience in the real estate industry and our company. If not for this agreement, we believe that a company of our size would not have access to the skills and expertise of these executives at the cost that we have incurred and will incur in the future. For a description of the background of our management, please see the information under the heading "Executive Officers" in Part I of this Annual Report.

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

  •
  increased competition for leasing of vacant space due to current economic conditions;

  •
  changes in governmental laws and regulations relating to real estate and related investments;

  •
  the level and volatility of interest rates;

  •
  competition in our industry; and

  •
  the other risks described under Item 1A. Risk Factors.

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

        Substantially all of our revenues are derived from rental income paid by our tenants. From 2015 through 2017, leases with respect to 33 tenants that account for 14.3% of our 2015 contractual rental income, expire. If our tenants, and in particular, our significant tenants, (i) do not renew their leases upon the expiration of same, (ii) default on their obligations or (iii) seek rent relief, lease renegotiation or other accommodations, our revenues could decline. At the same time, we would remain responsible for the payment of the mortgage obligations with respect to the related properties and would become responsible for the operating expenses related to these properties, including, among other things, real estate taxes, maintenance and insurance. In addition, we may incur expenses in enforcing our rights as landlord. Even if we find replacement tenants or renegotiate leases with current tenants, the terms of the new or renegotiated leases, including the cost of required renovations or concessions to tenants, or the expense of the reconfiguration of a single tenancy property for use by multiple tenants, may be less favorable than current lease terms and could reduce the amount of cash available to meet expenses and pay distributions.

Approximately 56.1% of our 2015 contractual rental income is derived from tenants operating in the retail industry and the failure of those tenants to pay rent would significantly reduce our revenues.

        Approximately 56.1% of our 2015 contractual rental income is derived from retail tenants, including 10.9% and 5.8%, from tenants engaged in retail furniture (i.e., Haverty's, which accounts for 8.6% of 2015 contractual rental income) and office supply activities (i.e., Office Depot, which accounts for 5.8% of 2015 contractual rental income), respectively.

        Various factors could cause our retail tenants to close their locations, including difficult economic conditions and corporate merger activity. Corporate merger activity, such as the contemplated merger between Office Depot and Staples, may result in the closure of duplicate or geographically overlapping retail locations. Based on our analysis, four of our eight Office Depot properties will overlap geographically with Staples' properties—as a result, the company resulting from this contemplated merger may determine to close one or more of such locations. The failure of our retail tenants to meet their lease obligations, including rent payment obligations, due to difficult economic conditions, corporate merger activity and otherwise, may make it difficult for us to satisfy our operating and debt service requirements, make capital expenditures and make distributions to stockholders.

Approximately 29.8% of our 2015 contractual rental income is derived from five tenants. The default, financial distress or failure of any of these tenants could significantly reduce our revenues.

        Haverty Furniture, Office Depot, LA Fitness, Northern Tool and Ferguson Enterprises account for approximately 8.6%, 5.8%, 5.7%, 5.1% and 4.6%, respectively, of our 2015 contractual rental income. The default, financial distress or bankruptcy of any of these tenants could cause interruptions in the receipt of, or the loss of, a significant amount of rental income and would require us to pay operating expenses (including real estate taxes) currently paid by the tenant. This could also result in the vacancy of the property or properties occupied by the defaulting tenant, which would significantly reduce our rental revenues and net income until the re-rental of the property or properties, and could decrease the ultimate sale value of the property.

Declines in the value of our properties could result in impairment charges.

        If we are presented with indications of an impairment in the value of a particular property or group of properties, we will be required to evaluate any such property or properties. If we determine that any of our properties at which indicators of impairment exist have a value below the net book value of such property, we may be required to recognize an impairment charge for the difference between the fair value and the book value during the quarter in which we make such determination; such impairment charges may then increase in subsequent quarters. This evaluation may lead us to write off any straight-line rent receivable balance recorded with respect to such property. In addition, we may incur losses from time to time if we dispose of properties for sales prices that are less than our book value.

Competition that traditional retail tenants face from on-line retail sales could adversely affect our business.

        Our retail tenants face increasing competition from on-line retailers. On-line retailers may be able to provide customers with better pricing and the ease and comfort of shopping from their home or office. Internet sales have been obtaining an increasing percentage of retail sales over the past few years and this trend is expected to continue. The continued growth of on-line sales could decrease the need for traditional retail outlets and reduce retailers' space and property requirements. This could adversely impact our ability to rent space at our retail properties and increase competition for retail tenants thereby reducing the rent we would receive at these properties and adversely affecting our results of operations and financial condition.

If we are unable to refinance our mortgage loans at maturity, we may be forced to sell properties at disadvantageous terms, which would result in the loss of revenues and in a decline in the value of our portfolio.

        We had, as of December 31, 2014, $292.0 million in mortgage debt outstanding, all of which is non-recourse (subject to standard carve-outs) and our ratio of mortgage debt to total assets was 49.5%. Our joint ventures had $17.2 million in total mortgage indebtedness (all of which is non-recourse, subject to standard carve-outs). The risks associated with our mortgage debt and the mortgage debt of our joint ventures include the risk that cash flow from properties securing the indebtedness and our available cash and cash equivalents and short-term investments will be insufficient to meet required payments of principal and interest.

        Generally, only a relatively small portion of the principal of our mortgage indebtedness will be repaid prior to maturity and we do not plan to retain sufficient cash to repay such indebtedness at maturity. Accordingly, to meet these obligations if they cannot be refinanced at maturity, we will have to use funds available under our credit facility, if any, and our available cash and cash equivalents to pay our mortgage debt or seek to raise funds through the financing of unencumbered properties, sale of properties or the issuance of additional equity. From 2015 through 2019, approximately $120.2 million of our mortgage debt matures—specifically, $22.0 million in 2015, $33.0 million in 2016, $29.9 million in 2017, $19.7 million in 2018, and $15.6 million in 2019. With respect to our joint ventures, approximately $17.2 million of mortgage debt matures from 2015 through 2019—specifically, $13.6 million in 2015, $94,000 in 2016, $101,000 in 2017, $3.4 million in 2018. If we (or our joint ventures) are unsuccessful in refinancing or extending existing mortgage indebtedness or financing unencumbered properties, selling properties on favorable terms or raising additional equity, our cash flow (or the cash flow of a joint venture) will not be sufficient to repay all maturing mortgage debt when payments become due, and we (or a joint venture) may be forced to dispose of properties on disadvantageous terms or convey properties secured by mortgages to the mortgagees, which would lower our revenues and the value of our portfolio.

        We may find that the value of a property could be less than the mortgage secured by such property. We may also have to decide whether we should refinance or pay off a mortgage on a property at which the mortgage matures prior to lease expiration and the tenant may not renew the lease. For example, a tenant leasing a property with a net book value of approximately $2.8 million and generating approximately 2.9% of 2015 contractual rental income has indicated it may not renew the lease when it expires in 2020, generating uncertainty as to whether we should refinance or payoff the mortgage maturing in 2015 or surrender the property to the mortgagee. In these types of situations, after evaluating various factors, including among other things, the tenant's competitive position in the applicable submarket, our and our tenant's estimates of its prospects, consideration of alternative uses and opportunities to re-purpose or re-let the property, we may seek to renegotiate the terms of the mortgage, or to the extent that the loan is non-recourse and the terms of the mortgage cannot be satisfactorily renegotiated, forfeit the property by conveying it to the mortgagee and writing off our investment.

If our borrowings increase, the risk of default on our repayment obligations and our debt service requirements will also increase.

        The terms of our revolving credit facility limit our ability to incur indebtedness, including limiting the total indebtedness that we may incur to an amount equal to 70% of the value (as defined in the credit facility) of our properties. Increased leverage could result in increased risk of default on our payment obligations related to borrowings and in an increase in debt service requirements, which could reduce our net income and the amount of cash available to meet expenses and to make distributions to our stockholders.

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

        Reduced access to credit markets or increases in interest rates may make it difficult for us to secure mortgage debt, limit the mortgage debt available on properties we wish to acquire and limit the properties we can acquire. Even in the event that we are able to secure mortgage debt on, or otherwise finance our real estate properties, due to increased costs associated with securing financing and other factors beyond our control, we may be unable to refinance the entire outstanding loan balance or be subject to unfavorable terms (such as higher loan fees, interest rates and periodic payments) if we do refinance the loan balance. Either of these results could reduce income from those properties and reduce cash available for distribution, which may adversely affect the investment goals of our stockholders.

Certain of our net leases and our ground leases require us to pay property related expenses that are not the obligations of our tenants.

        Under the terms of substantially all of our net leases, in addition to satisfying their rent obligations, our tenants are responsible for the payment of real estate taxes, insurance and ordinary maintenance and repairs. However, under the provisions of certain net and ground leases, we are required to pay some expenses, such as the costs of environmental liabilities, roof and structural repairs, insurance premiums, certain non-structural repairs and maintenance. If our properties incur significant expenses that must be paid by us under the terms of our leases, our business, financial condition and results of operations will be adversely affected and the amount of cash available to meet expenses and to make distributions to holders of our common stock may be reduced.

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

        We are subject to the general risks of investing in real estate. These include adverse changes in economic conditions and local conditions such as changing demographics, retailing trends and traffic patterns, declines in the rental rates, changes in the supply and price of quality properties and the market supply and demand of competing properties, the impact of environmental laws, security concerns, prepayment penalties applicable under mortgage financings, changes in tax, zoning, building code, fire safety and other laws and regulations, the type of insurance coverage available in the market, and changes in the type, capacity and sophistication of building systems. Approximately 56.1% and 20.8% of our 2015 contractual rental income is expected to come from retail and industrial tenants, respectively, and we are vulnerable to economic declines that negatively impact these sectors of the economy, which could have an adverse effect on our results of operations, liquidity and financial condition.

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

        The properties we own may be located in the same or a limited number of geographic regions. Approximately 46.7% of our 2015 contractual rental income will be derived from properties located in five states—Texas (11.7%), New York (10.5%), Pennsylvania (8.6%), Georgia (8.0%) and South Carolina (7.9%). At December 31, 2014, approximately 47.5% of the net book value of our real estate investments was located in five states—Texas (12.5%), South Carolina (10.2%), Pennsylvania (9.0%), Maryland (7.5%) and Georgia (7.3%). As a result, a decline in the economic conditions in these regions or in regions where our properties may be concentrated in the future, may have an adverse effect on the rental and occupancy rates for, and the property values of, these properties, which could lead to a reduction in our rental income and in the results of operations.

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

        A number of properties in which we have an interest are owned through joint ventures (including both consolidated and unconsolidated joint ventures). We may continue to acquire properties through joint ventures and/or contribute some of our properties to joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might file for bankruptcy protection, or fail to fund their share of required capital contributions. Further, joint venture partners may have conflicting business interests or goals, and as a result there is the potential risk of impasses on decisions, such as a sale. Any disputes that may arise between joint venture partners and us may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk.

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

        We depend on the services of Matthew J. Gould, chairman of our Board of Directors, Fredric H. Gould, vice chairman of our Board of Directors, Patrick J. Callan, Jr., our president and chief executive officer, Lawrence G. Ricketts, Jr., our executive vice president and chief operating officer, Karen Dunleavy, our Vice President—Financial, and other members of our senior management to carry out our business and investment strategies. Only three of our senior officers, Messrs. Callan and Ricketts, and Ms. Dunleavy, devote all of their business time to us. The remainder of our senior management provides services to us on a part-time, as-needed basis. The loss of the services of any of our senior management or other key personnel, the inability or failure of the members of senior management providing services to us on a part-time basis to devote sufficient time or attention to our activities or our inability to recruit and retain qualified personnel in the future, could impair our ability to carry out our business and investment strategies.

Our transactions with affiliated entities involve conflicts of interest.

        From time to time we have entered into transactions with persons and entities affiliated with us and with certain of our officers and directors. Such transactions involve a potential conflict of interest, and entail a risk that we could have obtained more favorable terms if we had entered into such transaction with an unaffiliated third party. Our policy for transactions with affiliates is to have these transactions approved by our audit committee. We entered into a compensation and services agreement with Majestic Property effective as of January 1, 2007. Majestic Property is wholly-owned by the vice-chairman of our Board of Directors and it provides compensation to certain of our part-time senior executive officers. Pursuant to the compensation and services agreement, we pay an annual fee to Majestic Property which provides us with the services of all affiliated executive, administrative, legal, accounting and clerical personnel that we use on a part time basis, as well as property management services, property acquisition, sales and leasing and mortgage brokerage services. In 2014, pursuant to the compensation and services agreement, we paid Majestic Property a fee of $2.7 million and an additional $186,000 for our share of all direct office expenses, including rent, telephone, postage, computer services, and internet usage. We also obtain our property insurance in conjunction with Gould Investors L.P., our affiliate, and in 2014, reimbursed Gould Investors $400,000 for our share of the insurance premiums paid by Gould. Gould Investors beneficially owns approximately 10.5% of our outstanding common stock and certain of our senior executive officers are also executive officers of the general partner of Gould Investors. See Note 9 to our consolidated financial statements for information regarding equity awards to individuals performing services on our behalf.

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

Risks Related to the REIT Industry

Failure to qualify as a REIT could result in material adverse tax consequences and could significantly reduce cash available for distributions.

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

Item 1B.    Unresolved Staff Comments.

        None.

EXECUTIVE OFFICERS

        Set forth below is a list of our executive officers whose terms expire at our 2015 annual board of directors' meeting. The business history of our officers, who are also directors, will be provided in our proxy statement to be filed pursuant to Regulation 14A not later than April 30, 2015.

NAME	AGE	POSITION WITH THE COMPANY
Matthew J. Gould*	55	Chairman of the Board
Fredric H. Gould*	79	Vice Chairman of the Board
Patrick J. Callan, Jr.	52	President, Chief Executive Officer and Director
Lawrence G. Ricketts, Jr.	38	Executive Vice President and Chief Operating Officer
Jeffrey A. Gould*	49	Senior Vice President and Director
David W. Kalish***	67	Senior Vice President and Chief Financial Officer
Mark H. Lundy**	52	Senior Vice President and Secretary
Israel Rosenzweig	67	Senior Vice President
Simeon Brinberg**	81	Senior Counsel
Karen Dunleavy	56	Vice President, Financial
Alysa Block	54	Treasurer
Richard M. Figueroa	47	Vice President and Assistant Secretary
Isaac Kalish***	39	Vice President and Assistant Treasurer
Justin Clair	32	Vice President

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

        Simeon Brinberg.    Mr. Brinberg served as our Senior Vice President from 1989 through 2013. He served as Secretary of BRT Realty Trust from 1983 through 2013, as Senior Vice President of BRT from 1988 through 2014 and as Vice President of the managing general partner of Gould Investors since 1988. Mr. Brinberg is an attorney admitted to practice in New York.

        Karen Dunleavy.    Ms. Dunleavy has been our Vice President, Financial since 1994. She served as Treasurer of the managing general partner of Gould Investors from 1986 through 2013. Ms. Dunleavy is a certified public accountant.

        Alysa Block.    Ms. Block has been our Treasurer since 2007, and served as Assistant Treasurer from 1997 to 2007. Ms. Block has also served as the Treasurer of BRT Realty Trust from 2008 through 2013, and served as its Assistant Treasurer from 1997 to 2008.

        Richard M. Figueroa.    Mr. Figueroa has served as our Vice President and Assistant Secretary since 2001, as Vice President and Assistant Secretary of BRT Realty Trust since 2002 and as Vice President of the managing general partner of Gould Investors since 1999. Mr. Figueroa is an attorney admitted to practice in New York.

        Isaac Kalish.    Mr. Kalish has served as our Vice President since 2013, Assistant Treasurer since 2007, as Assistant Treasurer of the managing general partner of Gould Investors from 2012 through 2013, as Treasurer from 2013, as Vice President and Treasurer of BRT Realty Trust since 2013, and as its Assistant Treasurer from 2009 through 2013. Mr. Kalish is a certified public accountant.

        Justin Clair.    Mr. Clair has been employed by us since 2006, served as Assistant Vice President from 2010 through 2014 and as Vice President since 2014.

Item 2.    Properties.

        As of December 31, 2014, we own 110 properties with an aggregate net book value of $515.0 million and participate in joint ventures that own five properties. Our occupancy rate, based on total rentable square footage, was 98.3% and 99.6% as of December 31, 2014 and 2013, respectively. The occupancy rate of our joint venture properties, based on total rentable square footage, is 100% as of December 31, 2014 and 2013.

Our Properties

        The following table summarizes as of December 31, 2014 information about our properties:

Location	Type of Property	Percentage of 2015 Contractual Rental Income	Approximate Square Footage of Building	2015 Contractual Rental Income per Square Foot
Fort Mill, SC	Industrial	5.1%	701,595	$3.84
Baltimore, MD	Industrial	4.6	367,000	6.72
Royersford, PA(1)	Retail	3.8	194,600	10.56
Round Rock, TX	Assisted Living Facility	3.5	87,560	21.30
Hauppauge, NY	Flex	3.1	149,870	11.02
Greensboro, NC	Theater	2.9	61,213	25.60
W. Hartford, CT(2)	Retail—Supermarket	2.6	47,174	29.54
Secaucus, NJ	Health & Fitness	2.5	44,863	29.93
Brooklyn, NY	Office	2.2	66,000	18.15
Knoxville, TN	Retail	2.2	35,330	32.84
Philadelphia, PA	Industrial	2.0	166,000	6.37
Fort Mill, SC	Flex	2.0	303,188	3.48
Tucker, GA	Health & Fitness	1.8	58,800	16.67
Kansas City, MO	Retail	1.5	88,807	8.77
Hamilton, OH	Health & Fitness	1.4	38,000	19.25
Cedar Park, TX	Retail—Furniture	1.3	50,810	13.88
Columbus, OH	Retail—Furniture	1.3	96,924	7.13
Indianapolis, IN	Theater	1.3	57,688	11.89
El Paso, TX(3)	Retail	1.3	110,179	8.54
Joppa, MD	Industrial	1.3	258,710	2.62
Indianapolis, IN	Industrial	1.3	125,622	5.35
Columbus, OH	Industrial	1.2	100,220	6.55
Lake Charles, LA(4)	Retail	1.2	54,229	11.95
Ronkonkoma, NY(5)	Flex	1.2	89,500	8.50
Houston, TX(6)	Retail	1.2	42,446	15.72
Sandy Springs, GA(7)	Apartments	1.1	215,124	2.82
Ft. Myers, FL	Retail	1.1	29,993	20.17
Philadelphia, PA	Retail—Supermarket	1.1	57,653	10.41
Chicago, IL	Retail—Office Supply	1.1	23,939	24.62
Kennesaw, GA	Retail—Office Supply	1.0	32,052	17.35
Saco, ME	Industrial	1.0	91,400	5.82
Wichita, KS	Retail—Furniture	1.0	88,108	5.99
Clemmons, NC	Retail	1.0	96,725	5.40
New Hope, MN	Industrial	1.0	122,461	4.18
Melville, NY	Industrial	.9	51,351	9.48
Athens, GA(8)	Retail	.9	41,280	11.63
Greenwood Village, CO	Retail	.9	45,000	10.50
New Hyde Park, NY	Industrial	.9	38,000	12.41
Champaign, IL(9)	Retail	.9	50,530	9.30
Cary, NC	Retail—Office Supply	.9	33,490	13.99
Tyler, TX	Retail—Furniture	.9	72,000	6.36
Onalaska, WI	Retail	.8	63,919	7.00
Fayetteville, GA	Retail—Furniture	.8	65,951	6.57
Houston, TX	Retail	.8	25,005	16.70

Location	Type of Property	Percentage of 2015 Contractual Rental Income	Approximate Square Footage of Building	2015 Contractual Rental Income per Square Foot
Niles, IL	Retail	.7	33,089	12.09
Highlands Ranch, CO	Retail	.7	43,480	9.12
Eugene, OR	Retail—Office Supply	.7	24,978	15.66
Richmond, VA	Retail—Furniture	.7	38,788	9.93
Amarillo, TX	Retail—Furniture	.7	72,227	5.31
Virginia Beach, VA	Retail—Furniture	.7	58,937	6.44
Selden, NY	Retail	.7	14,550	26.05
Deptford, NJ	Retail	.7	25,358	14.90
El Paso, TX	Retail—Office Supply	.7	25,000	14.54
Lexington, KY	Retail—Furniture	.7	30,173	11.78
Woodbury, MN	Retail	.7	49,406	7.00
Duluth, GA	Retail—Furniture	.6	50,260	6.88
Newark, DE	Retail	.6	23,547	14.47
Newport News, VA	Retail—Furniture	.6	49,865	6.69
Durham, NC	Industrial	.6	46,181	6.89
Houston, TX	Retail	.6	20,087	15.50
Hyannis, MA	Retail	.6	9,750	30.07
Hauppauge, NY	Retail—Restaurant	.5	7,000	40.73
Batavia, NY	Retail—Office Supply	.5	23,483	12.10
Somerville, MA	Retail	.5	12,054	23.23
Greensboro, NC	Retail	.5	12,950	21.58
Gurnee, IL	Retail—Furniture	.5	22,768	12.21
Naples, FL	Retail—Furniture	.5	15,912	17.00
Bluffton, SC	Retail—Furniture	.5	35,011	7.47
Crystal Lake, IL	Retail	.5	32,446	8.00
Carrollton, GA	Retail—Restaurant	.5	6,012	42.26
Pinellas Park, FL	Industrial	.5	53,064	4.61
Cartersville, GA	Retail—Restaurant	.5	5,635	42.55
Island Park, NY	Retail—Restaurant	.4	6,125	37.55
Richmond, VA	Retail—Restaurant	.4	9,367	24.15
Greensboro, NC	Retail—Restaurant	.4	6,655	33.84
Ann Arbor, MI	Retail—Restaurant	.4	7,945	27.47
Vicksburg, MS	Retail	.4	2,790	73.30
Bolingbrook, IL	Retail	.4	33,111	6.10
W. Hartford, CT(10)	Retail	.4	—	—
Cape Girardeau, MO	Retail	.4	13,502	14.71
Myrtle Beach, SC	Retail—Restaurant	.4	6,734	29.39
Miamisburg, OH	Industrial	.4	35,707	5.48
Kennesaw, GA	Retail—Restaurant	.4	4,051	48.04
Everett, MA	Retail	.4	18,572	10.39
Lawrenceville, GA	Retail—Restaurant	.4	4,025	46.86
Concord, NC	Retail—Restaurant	.4	4,749	38.99
Killeen, TX	Retail—Restaurant	.3	7,470	24.61
Flowood, MS	Retail	.3	4,505	40.78
Monroe, LA	Retail	.3	2,756	64.35
Bastrop, LA	Retail	.3	2,607	68.02
D'Iberville, MS	Retail	.3	2,650	65.11

Location	Type of Property	Percentage of 2015 Contractual Rental Income	Approximate Square Footage of Building	2015 Contractual Rental Income per Square Foot
Kentwood, LA	Retail	.3	2,578	66.93
Monroe, LA	Retail	.3	2,806	60.35
Houston, TX	Retail	.3	12,000	14.00
Vicksburg, MS	Retail	.3	4,505	37.24
Indianapolis, IN	Retail—Restaurant	.3	12,820	12.86
Marston Mills, MA	Retail	.3	8,775	18.00
Monroeville, PA	Retail	.3	6,051	23.96
Gettysburg, PA	Retail—Restaurant	.3	2,944	45.84
Hanover, PA	Retail—Restaurant	.3	2,702	48.75
West Palm Beach, FL	Industrial	.3	10,361	11.80
Palmyra, PA	Retail—Restaurant	.2	2,798	43.05
Reading, PA	Retail—Restaurant	.2	2,551	46.65
Reading, PA	Retail—Restaurant	.2	2,754	42.54
Trexlertown, PA	Retail—Restaurant	.2	3,004	38.21
Lawrence, KS	Retail	.2	8,600	12.21
Seattle, WA	Retail	.1	3,038	21.40
Rosenberg, TX	Retail	.1	8,000	7.99
Cherry Hill, NJ(11)	Retail	—	112,630	—
Morrow, GA(11)	Retail	—	50,400	—

		100.0%	5,914,958

(1)
This property is leased to twelve tenants. Contractual rental income per square foot excludes 2,200 vacant square feet. Approximately 27.9% of the square footage is leased to a supermarket.

(2)
The property is a supermarket. Additional parking for such property is identified in note 10 below.

(3)
Contractual rental income per square foot excludes 30,262 vacant square feet. Subsequent to December 31, 2014, as a result of a lease expiration, an additional 45,974 square feet at such property became vacant.

(4)
This property has three tenants. Approximately 43.4% of the square footage is leased to a retail office supply operator.

(5)
Contractual rental income per square foot excludes 15,000 vacant square feet.

(6)
This property has 15 tenants. Contractual rental income per square foot excludes 2,580 vacant square feet.

(7)
This property is ground leased to a multi-unit apartment complex owner/operator. See note 3 of our consolidated financial statements.

(8)
This property has two tenants. Approximately 48.4% of the square footage is leased to a retail office supply operator.

(9)
This property has two tenants.

(10)
This property is the additional parking lot for the property identified in note 2 above.

(11)
This property was disposed of in January 2015.

  Properties Owned by Joint Ventures

        The following table summarizes as of December 31, 2014 information about the properties owned by joint ventures in which we are a venture partner. We own a 50% economic interest in each joint venture:

Location	Type of Property	Percentage of Rent Payable in 2015 Contributed by the Applicable Joint Venture(1)	Approximate Square Footage of Building(2)	2015 Contractual Rental Income per Square Foot
Lincoln, NE	Retail	40.4%	112,260	$10.75
Milwaukee, WI	Industrial	37.7	656,631	1.71
Savannah, GA	Retail	12.2	45,973	7.95
Savannah, GA	Retail	8.3	101,550	2.44
Savannah, GA	Retail	1.4	7,959	5.36

		100.0%	924,373

(1)
Represents the rent payable in 2015 with respect to such joint venture property expressed as a percentage of the aggregate rent payable in 2015 with respect to all of our joint venture properties.

(2)
Approximate square footage indicated represents the total rentable square footage of the building owned by the joint venture.

  Geographic Concentration

        As of December 31, 2014, the 110 properties owned by us are located in 29 states. The following table sets forth information, presented by state, related to our properties as of December 31, 2014:

State	Number of Properties	2015 Contractual Rental Income	Percentage of 2015 Contractual Rental Income	Approximate Building Square Feet
Texas	12	$6,228,419	11.7%	532,784
New York	9	5,619,775	10.5	445,879
Pennsylvania	10	4,573,231	8.6	441,057
Georgia	11	4,279,805	8.0	533,590
South Carolina	4	4,210,693	7.9	1,046,528
North Carolina	7	3,565,587	6.7	261,963
Maryland	2	3,145,743	5.9	625,710
Ohio	4	2,274,408	4.3	270,851
Illinois	6	2,198,573	4.1	195,883
New Jersey	3	1,720,799	3.2	182,851
Connecticut	2	1,593,412	3.0	47,174
Indiana	3	1,522,716	2.9	196,130
Louisiana	5	1,344,596	2.5	64,976
Virginia	4	1,324,461	2.5	156,957
Florida	4	1,242,300	2.3	109,330
Tennessee	1	1,160,320	2.2	35,330
Other	23	7,339,874	13.7	767,965

	110	$53,344,712	100.0%	5,914,958

        The following table sets forth information, presented by state, related to the properties owned by our joint ventures as of December 31, 2014. We own a 50% economic interest in each joint venture:

State	Number of Properties	Our Share of Rent Payable in 2015 to Our Joint Ventures	Approximate Building Square Feet
Nebraska	1	$603,594	112,260
Wisconsin	1	562,500	656,631
Georgia	3	327,881	155,482

	5	$1,493,975	924,373

Mortgage Debt

        At December 31, 2014, we had:

  •
  59 first mortgages on 82 of our 110 properties; and

  •
  $292.0 million of mortgage debt outstanding with a weighted average interest rate of 5.02% and a weighted average maturity of approximately 9.1 years. Substantially all of such mortgage debt bears fixed interest at rates ranging from 3.13% to 7.81% and contains prepayment penalties.

        The following table sets forth scheduled principal mortgage payments due for our properties as of December 31, 2014:

YEAR	PRINCIPAL PAYMENTS DUE (Dollars in Thousands)(1)
2015	$21,968
2016	32,986
2017	29,868
2018	19,760
2019	15,623
Thereafter	171,844

Total	$292,049

(1)
Includes mortgage debt in aggregate principal amount of $8.9 million associated with the Morrow, Georgia and Cherry Hill, New Jersey properties which were disposed of in January 2015. Does not give effect to financings and refinancings completed after December 31, 2014. See "Item 9B. Other Information."

        At December 31, 2014, our joint ventures had first mortgages on four properties with outstanding balances aggregating approximately $17.2 million, bearing interest at rates ranging from 5.81% to 6% with a weighted average interest rate of 5.82%. Substantially all of these mortgages contain prepayment penalties. The following table sets forth the scheduled principal mortgage payments due for properties owned by our joint ventures as of December 31, 2014:

YEAR	PRINCIPAL PAYMENTS DUE (Dollars in Thousands)
2015	$13,556	(1)
2016	94
2017	101
2018	3,429

Total	$17,180

(1)
In February 2015, a joint venture refinanced $6.2 million of such mortgage debt bearing an annual interest rate of 6.0% with $7.5 million of mortgage debt maturing in 2022 and bearing an annual interest rate of 3.49%.

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

	2014			2013
Quarter Ended	High	Low	Dividend Per Share(1)	High	Low	Dividend Per Share(1)
March 31	$23.23	$19.70	$.37	$24.36	$20.65	$.35
June 30	22.74	21.13	.37	27.74	21.28	.35
September 30	21.95	20.20	.37	24.58	19.75	.35
December 31	24.50	20.11	.39	22.24	19.60	.37

(1)
The dividends in the fourth quarter of 2014 and 2013 were distributed on January 7, 2015 and January 3, 2014, respectively.

        As of March 6, 2015, there were approximately 296 holders of record of our common stock.

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

Stock Performance Graph

        The following graph compares the performance of our common stock with the Standard and Poor's 500 index and a peer group index of publicly traded equity real estate investment trusts prepared by the National Association of Real Estate Investment Trusts. As indicated, the graph assumes $100 was invested on December 31, 2009 in our common stock and assumes the reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among One Liberty Properties, Inc., the S&P 500 Index, and the FTSE NAREIT Equity
REITs Index

*
$100 Invested on 12/31/09 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

	December 31,
	2009	2010	2011	2012	2013	2014
OLP	$100	$204.97	$220.27	$290.44	$307.27	$386.43
S&P 500	100	115.06	117.49	136.30	180.44	205.14
FTSE NAREIT Equity REITs Index	100	127.96	138.57	163.60	167.63	218.16

Issuer Purchases of Equity Securities

        We did not repurchase any shares of our outstanding common stock in October, November or December 2014.

Item 6.    Selected Financial Data.

        The following table sets forth the selected consolidated statement of operations data for each of the periods indicated, all of which are derived from our audited consolidated financial statements and related notes. The selected financial data for each of 2014, 2013, and 2012 should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K and in "Management's Discussion and Analysis of Financial Condition and Results of Operations," below, where this data is discussed in more detail.

	As of and for the Year Ended December 31, (Amounts in thousands, except per share data)
	2014		2013		2012		2011	2010
OPERATING DATA
Total revenues	$60,477	(1)	$50,979		$43,793		$40,874	$36,715
Equity in earnings of unconsolidated joint ventures	533		651		1,368		914	992
Income from continuing operations	22,197	(2)	17,409	(2)	11,328		11,088	6,990
Income from discontinued operations	13		515		20,980	(3)	2,632	2,316
Net income attributable to One Liberty Properties, Inc.	22,116		17,875		32,320		13,724	9,306
Weighted average number of common shares outstanding:
Basic	15,563		14,948		14,427		13,801	11,465
Diluted	15,663		15,048		14,527		13,851	11,510
Net income per common share—basic
Income from continuing operations	$1.37	(2)	$1.12	(2)	$.77		$.77	$.61
Income from discontinued operations	—		.03		1.41	(3)	.19	.20

Net income	$1.37		$1.15		$2.18		$.96	$.81

Net income per common share—diluted
Income from continuing operations	$1.37	(2)	$1.11	(2)	$.76		$.77	$.61
Income from discontinued operations	—		.03		1.40	(3)	.19	.20

Net income	$1.37		$1.14		$2.16		$.96	$.81

Cash distributions per share of common stock	$1.50		$1.42		$1.34		$1.32	$1.23
BALANCE SHEET DATA
Real estate investments, net	$504,850		$496,187		$405,161		$370,617	$360,779
Properties held for sale and related assets	10,176		5,177		5,364		22,481	33,829
Investment in unconsolidated joint ventures	4,907		4,906		19,485		7,170	6,769
Cash and cash equivalents	20,344		16,631		14,577		12,668	7,732
Total assets	590,439		571,898		481,166		452,821	436,362
Mortgages payable	292,049		278,045		225,971		190,967	199,989
Mortgages payable—properties held for sale	—		—		—		6,970	7,058
Due under line of credit	13,250		23,250		—		20,000	36,200
Total liabilities	334,535		321,808		243,107		233,874	257,179
Total equity	255,904		250,090		238,059		218,947	179,183
OTHER DATA(4)
Funds from operations	$28,248		$25,740		$23,739		$22,823	$18,160
Funds from operations per common share:
Basic	$1.76		$1.67		$1.60		$1.61	$1.58
Diluted	$1.75		$1.66		$1.59		$1.61	$1.58
Adjusted funds from operations	$29,703		$27,094		$24,617		$22,095	$18,589
Adjusted funds from operations per common share:
Basic	$1.85		$1.76		$1.66		$1.56	$1.62
Diluted	$1.84		$1.75		$1.65		$1.56	$1.62

(1)
Includes a lease termination fee of $1.3 million.

(2)
Includes for 2014, a $10.2 million net gain from the sale of our Parsippany, NJ property less the related $1.6 million prepayment cost on debt related to real estate, and for 2013, gains of approximately $4.7 million from the sales of interests in real estate.

(3)
Includes $19.4 million from net gain on sales of real estate.

(4)
See "—Funds from Operations and Adjusted Funds from Operations" for a discussion of the limitations on such data and a reconciliation of such data to our financial information presented in accordance with GAAP.

Funds from Operations and Adjusted Funds from Operations

        We compute funds from operations, or FFO, in accordance with the "White Paper on Funds From Operations" issued by the National Association of Real Estate Investment Trusts ("NAREIT") and NAREIT's related guidance. FFO is defined in the White Paper as net income (computed in accordance with generally accepting accounting principles), excluding gains (or losses) from sales of property, plus real estate depreciation and amortization, plus impairment write-downs of depreciable real estate and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. In computing FFO, we do not add back to net income the amortization of costs in connection with our financing activities or depreciation of non-real estate assets. Since the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one REIT to another. We compute adjusted funds from operations, or AFFO, by deducting from FFO our straight-line rent accruals, amortization of lease intangibles, lease termination fee income and gain on extinguishment of debt and adding back amortization of restricted stock compensation, amortization of costs in connection with our financing activities (including our share of our unconsolidated joint ventures) and debt prepayment costs.

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

        The table below provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for each of the indicated years (amounts in thousands):

	2014	2013	2012	2011	2010
Net income attributable to One Liberty Properties, Inc.	$22,116	$17,875	$32,320	$13,724	$9,306
Add: depreciation of properties	14,381	11,790	9,824	9,362	8,606
Add: our share of depreciation in unconsolidated joint ventures	374	517	849	595	537
Add: impairment loss/charges	1,093	62	—	—	—
Add: amortization of deferred leasing costs	162	148	106	74	53
Add: our share of amortization of deferred leasing cost in unconsolidated joint ventures	—	8	82	—	—
Add: Federal excise tax relating to gain on sales	302	45	290	—	—
Deduct: gain on sales of real estate	(10,180)	—	(19,732)	(932)	(235)
Deduct: net gains on sales of real estate of unconsolidated joint ventures	—	(4,705)	—	—	(107)

Funds from operations	28,248	25,740	23,739	22,823	18,160
Deduct: straight line rent accruals and amortization of lease intangibles	(1,734)	(1,256)	(1,331)	(1,429)	(1,129)
Deduct: our share of straight line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	(1)	91	154	35	(1)
Deduct: lease termination fee income	(1,269)	—	—	—	—
Deduct: gain on extinguishment of debt	—	—	—	(1,240)	—
Add: prepayment costs on debt related to sale of real estate	1,581	171	—	—	—
Add: amortization of restricted stock compensation	1,833	1,440	1,223	1,009	915
Add: amortization of deferred financing costs	1,028	883	797	850	610
Add: our share of amortization of deferred financing costs of unconsolidated joint ventures	17	25	35	47	34

Adjusted funds from operations	$29,703	$27,094	$24,617	$22,095	$18,589

        The table below provides a reconciliation of net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO:

	2014	2013	2012	2011	2010
Net income attributable to One Liberty Properties, Inc.	$1.37	$1.14	$2.16	$.96	$.81
Add: depreciation of properties	.89	.77	.66	.66	.75
Add: our share of depreciation in unconsolidated joint ventures	.02	.03	.06	.05	.05
Add: impairment loss/charges	.07	.01	—	—	—
Add: amortization of deferred leasing costs	.01	.01	.01	.01	—
Add: our share of amortization of deferred leasing cost in unconsolidated joint ventures	—	—	—	—	—
Add: Federal excise tax relating to gain on sales	.02	—	.02	—	—
Deduct: gain on sales of real estate	(.63)	—	(1.32)	(.07)	(.02)
Deduct: net gains on sales of real estate of unconsolidated joint ventures	—	(.30)	—	—	(.01)

Funds from operations	1.75	1.66	1.59	1.61	1.58
Deduct: straight line rent accruals and amortization of lease intangibles	(.10)	(.07)	(.09)	(.10)	(.10)
Deduct: our share of straight line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—	.01	—	—
Deduct: lease termination fee income	(.08)	—	—	—	—
Deduct: gain on extinguishment of debt	—	—	—	(.08)	—
Add: prepayment costs on debt related to sale of real estate	.10	.01	—	—	—
Add: amortization of restricted stock compensation	.11	.09	.08	.07	.08
Add: amortization of deferred financing costs	.06	.06	.06	.06	.06
Add: our share of amortization of deferred financing costs of unconsolidated joint ventures	—	—	—	—	—

Adjusted funds from operations	$1.84	$1.75	$1.65	$1.56	$1.62

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        We are a self-administered and self-managed real estate investment trust. We acquire, own and manage a geographically diversified portfolio of retail, industrial, flex, health and fitness, office and other properties, a substantial portion of which are leased under long-term net leases. As of December 31, 2014, we own 110 properties (including the Cherry Hill, NJ and Morrow, GA properties disposed of in January 2015) and our joint ventures own five properties. These 115 properties are located in 30 states.

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

        We seek to manage the risk of our real property portfolio by diversifying among types of properties and industries, locations, tenants and scheduled lease expirations. As a result:

  •
  our 2015 contractual rental income is derived from the following property types—56.1% from retail, 20.8% from industrial, 6.3% from flex, 5.7% from health and fitness, and 11.1% from other properties,

  •
  no tenant accounts for 10% or more of our 2015 contractual rental income,

  •
  properties in only two states (i.e., Texas, 11.7% and New York, 10.5%) account for 10% or more of 2015 contractual rental income, and

  •
  through 2023, there are two years in which the percentage of our contractual rental income represented by expiring leases exceeds 10% of our 2015 contractual rental income (i.e., 10.4% in 2018 and 20.6% in 2022) and approximately 32.0% of our 2015 contractual rental income is represented by leases expiring in 2024 and thereafter.

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

        Further, we are sensitive to the risks facing the retail industry as a result of the growth of e-commerce. We are addressing our exposure to the retail industry by seeking to acquire properties that we believe capitalize on e-commerce activities, such as e-commerce distribution and warehousing facilities—however, we intend to continue to acquire retail properties as we deem appropriate.

2014 Highlights and Recent Developments

        In 2014:

  •
  our rental income, net, increased by approximately $7.4 million, or 14.9%, from 2013.

  •
  our income from continuing operations increased by $4.8 million, or 27.5%, from 2013.

  •
  we purchased for an aggregate purchase price of $56.8 million, nine properties representing approximately $4.3 million of 2015 contractual rental income.

  •
  we sold three properties for an aggregate sales price of $45.5 million as follows: (i) two Michigan health club facilities were sold for $5.5 million in January 2014 contemporaneously with the expiration of the related leases, and at December 31, 2013, we incurred an impairment charge of $62,000 in connection with such properties; and (ii) a Parsippany, New Jersey office property was sold in October 2014 for $40.0 million resulting in a net gain (without giving effect to the $1.6 million of prepayment costs on debt related to sale of real estate) of $10.2 million.

  •
  we entered into an amendment to our credit facility which extended the expiration date of the facility from March 2015 to December 31, 2018, decreased the minimum required average outstanding balance to $3 million and eliminated the interest rate floor of 4.75%. Effective as of January 1, 2015, the interest rate equals the one month LIBOR rate plus the applicable margin. The applicable margin ranges from 175 basis points, if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 300 basis points if such ratio is greater than 65%. Assuming that the 30-day LIBOR rate continues to be 0.17%, the rate on the effective date of the amendment, the interest rate on the facility in the first quarter of 2015 will be approximately 1.92%, a decrease of approximately 283 basis points from the interest rate in effect prior to this amendment.

  •
  we obtained (i) an aggregate of $28.1 million from mortgage financings secured by properties acquired in 2014 and 2013 and (ii) $9.7 million of net proceeds from refinancings of mortgage debt secured by properties acquired prior to 2013.

        Since January 1, 2015, we:

  •
  disposed of a retail property in Morrow, GA, pursuant to a foreclosure proceeding.

  •
  sold a retail center in Cherry Hill, NJ for $16.0 million, resulting in a gain of approximately $5.4 million, before giving effect to a swap breakage charge of approximately $478,000 and the write-off of $249,000 of the remaining deferred mortgage cost. The non-controlling interest's share of income from the transaction is approximately $1.3 million.

  •
  acquired, through a joint venture in which we have a 90% equity interest, a 101,590 square foot shopping center located in Lakewood, Colorado, for approximately $17.5 million. In connection with the acquisition, we obtained $11.9 million of mortgage debt maturing in 2025, amortizing over 25 years and bearing an annual interest rate of 4.12%.

Results of Operations

Comparison of Years Ended December 31, 2014 and 2013

Revenues

        The following table compares total revenues for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2014	2013		% Change
Rental income, net	$56,647	$49,285	$7,362	14.9%
Tenant reimbursements	2,561	1,694	867	51.2
Lease termination fee	1,269	—	1,269	n/a

Total revenues	$60,477	$50,979	$9,498	18.6

        Rental income, net.    The increase is due primarily to (i) $5.6 million earned from eleven properties acquired in 2013 and $2.4 million from nine properties acquired in 2014, (ii) $329,000 from the lease of vacant space at the Cherry Hill, NJ property (which was sold in January 2015) and (iii) $126,000 from the straight-line calculation of a lease extension. Partially offsetting the increase were decreases of approximately (i) $517,000 due to the sale in October 2014 of the Parsippany, NJ property, (ii) $502,000 related to property vacancies, and (iii) $237,000 related to the write-off of straight-line rent and intangibles related to the lease termination fee transaction described below and the lower rental rate obtained on the re-lease of such property. The aggregate rental income in 2014 from the Morrow, Parsippany and Cherry Hill properties was $3.8 million. We estimate that the rental income in 2015 (calculated on a straight-line basis and excluding tenant reimbursements) from the nine properties we acquired in 2014 will be approximately $5.1 million.

        Tenant reimbursements.    Tenant real estate tax and expense reimbursements increased due to a $343,000 increase in rebills from tenants at our former Cherry Hill, NJ property and $260,000 from five of the properties purchased since July 1, 2013.

        Lease termination fee.    In connection with a lease buy-out of a retail tenant in June 2014, we received a lease termination fee of $1.3 million. We re-leased this property simultaneously with the termination of the lease.

Operating Expenses

        The following table compares operating expenses for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2014	2013		% Change
Operating expenses:
Depreciation and amortization	$14,662	$11,919	$2,743	23.0%
General and administrative	8,796	7,801	995	12.8
Federal excise and state taxes	488	255	233	91.4
Real estate expenses	4,407	3,213	1,194	37.2
Leasehold rent	308	308	—	—
Real estate acquisition costs	479	921	(442)	(48.0)
Impairment loss	1,093	—	1,093	n/a

Total operating expenses	30,233	24,417	5,816	23.8

Operating income	$30,244	$26,562	$3,682	13.9

        Depreciation and amortization.    Approximately $632,000 and $2.2 million of the increase is due to depreciation expense on the properties we acquired in 2014 and 2013, respectively, and approximately $126,000 is due to depreciation on property improvements. Partially offsetting the increase was a $234,000 reduction in such expense due to the October 2014 sale of the Parsippany, NJ property. We incurred an aggregate of $966,000 in depreciation in 2014 related to our Morrow, Parsippany and Cherry Hill properties. We estimate that depreciation expense in 2015 related to the nine properties acquired in 2014 will be approximately $1.5 million.

        General and administrative expenses.    Contributing to the increase were increases of: (i) $393,000, in non-cash compensation expense primarily related to the increase in the number of restricted stock awards granted in 2014 and the higher fair value of such awards at the time of grant; (ii) $285,000 for third party audit and tax service, a significant portion of which relates to the implementation of COSO 2013; and (iii) $216,000 in net compensation expense primarily payable to full and part time personnel.

        Federal excise and state taxes.    We incurred Federal excise tax of $302,000 in 2014 and $45,000 in 2013 (net of an approximate $110,000 over-accrual for such tax in 2012) because, as a result of profitable property sales, our calendar year distributions were less than the amount required to be distributed so as not to be subject to such tax. State taxes were $186,000 in 2014 compared to $210,000 in 2013.

        Real estate expenses.    The components of the increase include: (i) $250,000 for property management services pursuant to the compensation and services agreement due to the increase in the number and nature of properties in our portfolio; (ii) $260,000 from five of the properties acquired since July 2013, all of which is rebilled to tenants; (iii) $184,000 of real estate taxes at our former Cherry Hill, New Jersey property, a portion of which is rebilled to the tenants; (iv) $184,000 for two properties vacated by their respective tenants at lease expiration in January 2014 (one of which was re-let in May 2014); and (v) $174,000 (a significant portion of which is rebilled to tenants) in snow removal expense due to the harsh 2013/2014 winter.

        Impairment loss.    We recorded this charge with respect to our Morrow, Georgia property—the tenant did not renew its lease which expired on October 31, 2014, efforts to re-let the property were unsuccessful and the non-recourse mortgage on the property matured November 1, 2014. The property was acquired by the mortgagee in January 2015 through a foreclosure proceeding.

  Other Income and Expenses

        The following table compares other income and expenses for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2014	2013		% Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$533	$651	$(118)	(18.1)%
Gain on disposition of real estate—unconsolidated joint venture	—	2,807	(2,807)	(100)
Gain on sale—unconsolidated joint venture interest	—	1,898	(1,898)	(100)
Gain on sale—investment in BRT Realty Trust, related party	134	—	134	n/a
Other income	29	97	(68)	(70.1)
Gain on sale of real estate, net	10,180	—	10,180	n/a
Prepayment costs on debt related to sale of real estate	(1,581)	—	(1,581)	n/a
Interest:
Expense	(16,305)	(13,716)	2,589	18.9
Amortization of deferred financing costs	(1,037)	(890)	147	16.5
Income from continuing operations	22,197	17,409	4,788	27.5

        Equity in earnings of unconsolidated joint ventures.    The decrease is attributable primarily to the sale in May 2013 of a property owned by us and another entity as tenants-in-common and the sale in April 2013 of our interest in the Plano, Texas joint venture.

        Gain on disposition of real estate—unconsolidated joint venture.    In May 2013, the property in which we held a tenant-in-common interest was sold and we recorded a gain of $2.8 million.

        Gain on sale—unconsolidated joint venture interest.    In April 2013, we sold our 90% equity interest in our Plano, Texas unconsolidated joint venture to our partner and recorded a gain of $1.9 million.

        Gain on sale—investment in BRT Realty Trust.    We realized this gain from the sale of all of our shares in BRT Realty Trust, a related party. There was no corresponding gain in the prior year.

        Gain on sale of real estate, net.    We realized this gain from the October 2014 sale of our Parsippany, New Jersey office property.

        Prepayment costs on debt related to sale of real estate.    In connection with the sale of the Parsippany, New Jersey property, we incurred a prepayment charge in connection with our payoff, prior to maturity, of the related mortgage. There was no corresponding charge in the prior year.

        Interest expense.    The following table summarizes interest expense for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2014	2013		% Change
Interest expense:
Credit line interest	$1,211	$501	$710	141.7%
Mortgage interest	15,094	13,215	1,879	14.2

Total	$16,305	$13,716	$2,589	18.9

  Credit line interest

        The increase is due to the $16.1 million increase from $6.8 million in 2013 to $22.9 million in 2014 in the weighted average balance outstanding under our line of credit. The weighted average balance increased due to borrowings to acquire several properties in 2014, partially offset by repayments on the facility with proceeds from the (i) financing of several properties in 2014 and (ii) sale in 2014 of two properties located in Michigan and the sale of the Parsippany, New Jersey property.

  Mortgage interest

        The following table reflects the interest rate on our mortgage debt and principal amount of outstanding mortgage debt, in each case on a weighted average basis over the course of the applicable year:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2014	2013		% Change
Interest rate on mortgage debt	5.29%	5.48%	(.19)%	(3.5)%
Principal amount of mortgage debt	$285,019	$241,531	$43,488	18.0

        The increase in mortgage interest expense is due to the increase in the weighted average amount of mortgage debt outstanding, partially offset by a decrease in the weighted average interest rate on outstanding mortgage debt. The increase in the weighted average balance outstanding is due to the incurrence of mortgage debt of $84.1 million in connection with properties acquired in 2014 and 2013 and the financing or refinancing of $14.4 million, net of refinanced amounts, in connection with properties acquired in prior years. The decrease in the weighted average interest rate is due to the financing (including financings effectuated in connection with acquisitions) or refinancing in 2014 and 2013 of $130.1 million of gross new mortgage debt with a weighted average interest rate of approximately 4.7%.

        We estimate that in 2015, the mortgage interest expense associated with the nine properties acquired in 2014 with mortgage debt (including mortgage debt placed subsequent to the purchase), will be approximately $660,000. Interest expense for these nine properties in 2014 was $169,000.

        Amortization of deferred financing costs.    The increase is due to: (i) the write-off of $58,000 in deferred costs relating to the Parsippany, New Jersey property sold in October 2014; (ii) the write-off of an aggregate $59,000 relating to three mortgages that were refinanced, and (iii) amortization incurred in connection with financings on several properties we acquired in 2014 and 2013. We estimate that in 2015, the amortization of deferred financing costs associated with the December 2014 amendment of our credit facility will be approximately $165,000.

Discontinued Operations

        The following table compares discontinued operations for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2014	2013		% Change
Discontinued operations:
Income from operations	$13	$577	$(564)	(97.7)%
Impairment charge	—	(62)	62	n/a

Income from discontinued operations	$13	$515	$(502)	(97.5)

        Discontinued operations include the income from operations of two Michigan properties sold in February 2014, for which a $62,000 impairment charge was recorded.

Comparison of Years Ended December 31, 2013 and 2012

Revenues

        The following table compares total revenues for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2013	2012		% Change
Rental income, net	$49,285	$42,846	$6,439	15.0%
Tenant reimbursements	1,694	947	747	78.9

Total revenues	$50,979	$43,793	$7,186	16.4

        Rental income, net.    The increase is primarily due to rental income of $2.9 million earned from eleven properties acquired in 2012 and $3.3 million from eleven properties acquired in 2013.

        Tenant reimbursements:    The increase in real estate tax and expense reimbursements from tenants is primarily from seven properties acquired from February 2012 through December 31, 2013.

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

        Depreciation and amortization.    Approximately $1.3 million and $880,000 of the increase is due to depreciation expense on the properties we acquired in 2013 and 2012, respectively. The balance of the increase is primarily due to depreciation on property improvements.

        General and administrative.    Contributing to the increase were increases of (i) $217,000 in non-cash compensation expense primarily related to the increase in the number of restricted stock awards granted and the higher fair value of such awards at the time of grant and (ii) $145,000 in payroll and payroll related expenses due to higher compensation levels and an increase in medical insurance.

        Federal excise and state taxes.    State taxes were $210,000 in 2013 compared to $167,000 in 2012. We incurred Federal excise tax of $45,000 in 2013 (net of an approximate $110,000 over-accrual for such tax in 2012) and $290,000 in 2012 because our calendar year distributions in the applicable year were less than the amount required to be distributed so as not to be subject to such tax.

        Real estate expenses.    Contributing to the increase was the expense related to a property acquired in July 2013 and the inclusion, for a full year, of the expense related to a property acquired in November 2012.

  Other Income and Expenses

        The following table compares other income and expenses for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2013	2012		% Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$651	$1,368	$(717)	(52.4)%
Gain on disposition of real estate—unconsolidated joint venture	2,807	—	2,807	n/a
Gain on sale—unconsolidated joint venture interest	1,898	—	1,898	n/a
Other income	97	241	(144)	(59.8)
Gain on sale of real estate, net	—	319	(319)	(100.0)
Interest:
Expense	(13,716)	(12,532)	1,184	9.4
Amortization of deferred financing costs	(890)	(774)	116	15.0
Income from continuing operations	17,409	11,328	6,081	53.7

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

  Mortgage interest

        The following table reflects the interest rate on our mortgage debt and principal amount of outstanding mortgage debt, in each case on a weighted average basis:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2013	2012		% Change
Interest rate on mortgage debt	5.48%	5.78%	(0.30)%	(5.2)%
Principal amount of mortgage debt	$241,531	$202,190	$39,341	19.5

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

Liquidity and Capital Resources

        Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our revolving credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of our equity securities and property sales. Our available liquidity at March 6, 2015 was approximately $80.3 million, including approximately $14.4 million of cash and cash equivalents (net of the credit facility's required $3 million deposit maintenance balance) and $65.9 million available under our revolving credit facility.

  Liquidity and Financing

        We expect to meet substantially all of our operating cash requirements (including dividend and mortgage amortization payments) from cash flow from operations. To the extent that this cash flow is inadequate to cover all of our operating needs, we will be required to use our available cash and cash equivalents or draw on our credit line (to the extent permitted) to satisfy operating requirements.

        The following table sets forth, as of December 31, 2014, information with respect to our mortgage debt that is payable from January 2014 through December 31, 2017 (excluding our unconsolidated joint ventures):

(Dollars in thousands)	2015	2016	2017	Total
Amortization payments(1)(3)	$7,221	$7,308	$7,947	$22,476
Principal due at maturity(2)(3)	14,747	25,678	21,921	62,346

Total	$21,968	$32,986	$29,868	$84,822

(1)
Includes an aggregate of $510,000 of amortization payments from 2015 through 2017 with respect to the Cherry Hill, New Jersey property that was sold in January 2015.

(2)
Includes $1.5 million of principal payable in 2015 with respect to the Morrow, Georgia property that was disposed of in January 2015.

(3)
See "Item 9B. Other Information" for information regarding financing and refinancing transactions completed after December 31, 2014.

        At December 31, 2014, the Company's unconsolidated joint ventures had first mortgages on four properties with outstanding balances aggregating approximately $17.2 million, bearing interest at rates ranging from 5.81% to 6.0% (i.e., a 5.82% weighted average interest rate) and maturing between 2015 and 2018. (See "Item 9B. Other Information" for information regarding a refinancing completed in February 2015).

        We intend to make debt amortization payments from operating cash flow and, though no assurance can be given that we will be successful in this regard, generally intend to refinance or extend the mortgage loans which mature in 2015 through 2017. We intend to repay the amounts not refinanced or extended from our existing funds and sources of funds, including our available cash and our credit line (to the extent available).

        We continually seek to refinance existing mortgage loans on terms we deem acceptable to generate additional liquidity. Additionally, in the normal course of our business, we sell properties when we determine that it is in our best interests, which also generates additional liquidity. Further, since each of our encumbered properties is subject to a non-recourse mortgage (with standard carve-outs), if our in-house evaluation of the market value of such property is less than the principal balance outstanding on the mortgage loan, we may determine to convey, in certain circumstances, such property to the mortgagee in order to terminate our mortgage obligations, including payment of interest, principal and real estate taxes, with respect to such property.

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

Credit Facility

        We can borrow up to $75 million pursuant to our revolving credit facility which is available to us for the acquisition of commercial real estate, repayment of mortgage debt, property improvements and general working capital purposes; provided, that if used for property improvements and working capital purposes, the amount outstanding for such purposes will not exceed the lesser of $15 million and 15% of the borrowing base and if used for working capital purposes, will not exceed $10 million. The facility matures December 31, 2018 and bears interest equal to the one month LIBOR rate plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 300 basis points if such ratio is greater than 65%. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $75 million. The credit facility requires the maintenance of $3.0 million in average deposit balances.

        The terms of our revolving credit facility include certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At December 31, 2014, we were in compliance in all material respects with the covenants under this facility.

Contractual Obligations

        The following sets forth our contractual obligations as of December 31, 2014:

	Payment due by period
(Dollars in thousands)	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years	Total
Contractual Obligations
Mortgages payable—interest and amortization(1)	$21,920	$38,463	$32,085	$97,131	$189,599
Mortgages payable—balances due at maturity(1)	14,747	47,599	20,492	106,293	189,131
Credit facility(2)	—	—	13,250	—	13,250
Purchase obligations(3)	2,950	5,857	5,851	77	14,735

Total	$39,617	$91,919	$71,678	$203,501	$406,715

(1)
Includes mortgage debt in aggregate principal amount of $8.9 million associated with the Morrow, Georgia and Cherry Hill, New Jersey properties which were disposed of in January 2015. Does not give effect to financings and refinancings completed after December 31, 2014. See "Item 9B. Other Information."

(2)
Represents the amount outstanding at December 31, 2014. We may borrow up to $75 million under such facility.

(3)
Includes $2.5 million payable annually pursuant to the compensation and services agreement (at the rate in effect at January 1, 2015 and assuming such agreement continues for only five years), amounts payable for office space and amounts payable pursuant to a ground lease.

        As of December 31, 2014, we had $292.0 million of mortgage debt outstanding (excluding mortgage indebtedness of our unconsolidated joint ventures), all of which is non-recourse (subject to standard carve- outs). We expect that mortgage interest and amortization payments (excluding repayments of principal at maturity) of approximately $60.4 million due through 2017 will be paid primarily from cash generated from our operations. We anticipate that debt obligations due through 2017 of approximately $62.3 million will be paid primarily from cash and cash equivalents and mortgage financings and refinancings. If we are unsuccessful in refinancing our existing indebtedness or financing our unencumbered properties, our cash flow, funds available under our credit facility and available cash, if any, may not be sufficient to repay all debt obligations when payments become due, and we may need to issue additional equity, obtain long or short-term debt, or dispose of properties on unfavorable terms.

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

  Off-Balance Sheet Arrangements

        We are not a party to any material off-balance sheet arrangements. See Note 3 to our Consolidated Financial Statements regarding an off-balance sheet arrangement on our property located in Sandy Springs, Georgia.

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

  Purchase Accounting for Acquisition of Real Estate

        The fair value of real estate acquired is allocated to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and other value of in-place leases based in each case on their fair values. The fair value of the tangible assets of an acquired property (which includes land, building and building improvements) is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land, building and building improvements based on our determination of relative fair values of these assets. We assess fair value of the lease intangibles based on estimated cash flow projections that utilize appropriate discount rates and available market information. The fair values associated with below-market rental renewal options are determined based on our experience and the relevant facts and circumstances that existed at the time of the acquisitions. The portion of the values of the leases associated with below-market renewal options that we deem likely to be exercised are amortized to rental income over the respective renewal periods. The allocation made by us may have a positive or negative effect on net income and may have an effect on the assets and liabilities on the balance sheet.

  Revenues

        Our revenues, which are substantially derived from rental income, include rental income that our tenants pay in accordance with the terms of their respective leases reported on a straight-line basis over the non-cancellable term of each lease. Since many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record as an asset and include in revenues, unbilled rent receivables which we will only receive if the tenant makes all rent payments required through the expiration of the term of the lease. Accordingly, our management must determine, in its judgment, that the unbilled rent receivable applicable to each specific tenant is collectible. We review unbilled rent receivables on a quarterly basis and take into consideration the tenant's payment history and the financial condition of the tenant. In the event that the collectability of an unbilled rent receivable is in doubt, we are required to take a reserve against the receivable or a direct write off of the receivable, which has an adverse effect on net income for the year in which the reserve or direct write off is taken, and will decrease total assets and stockholders' equity.

  Carrying Value of Real Estate Portfolio

        We review our real estate portfolio on a quarterly basis to ascertain if there are any indicators of impairment to the value of any of our real estate assets, including deferred costs and intangibles, to determine if there is any need for an impairment charge. In reviewing the portfolio, we examine the type of asset, the current financial statements or other available financial information of the tenant, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports. For each real estate asset owned for which indicators of impairment exist, we perform a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset to its carrying amount. If the undiscounted cash flows are less than the asset's carrying amount, an impairment loss is recorded to the extent that the estimated fair value is less than the asset's carrying amount. The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property. Real estate assets that are expected to be disposed of are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis. We generally do not obtain any independent appraisals in determining value but rely on our own analysis and valuations. Any impairment charge taken with respect to any part of our real estate portfolio will reduce our net income and reduce assets and stockholders' equity to the extent of the amount of any impairment charge, but it will not affect our cash flow or our distributions until such time as we dispose of the property.

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

        At December 31, 2014, we had 18 interest rate swap agreements outstanding (including one held by two of our unconsolidated joint ventures). The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of December 31, 2014, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have increased by approximately $4.8 million and the net unrealized loss on derivative instruments would have decreased by approximately $4.8 million. If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have decreased by approximately $5.0 million and the net unrealized loss on derivative instruments would have increased by approximately $5.0 million. These changes would not have any impact on our net income or cash.

        Our mortgage debt, after giving effect to the interest rate swap agreements, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.

        Our variable credit rate facility is sensitive to interest rate changes. At December 31, 2014, after giving effect to the amendment to the credit facility which eliminated the interest rate floor, a 100 basis point increase of the interest rate on this facility would increase our related interest costs by approximately $133,000 per year and a 100 basis point decrease of the interest rate would decrease our related interest costs by approximately $22,000 per year.

        The fair market value of our long-term debt is estimated based on discounting future cash flows at interest rates that our management believes reflect the risks associated with long term debt of similar risk and duration.

        The following table sets forth our debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated fair market value at December 31, 2014:

	For the Year Ended December 31,
(Dollars in thousands)	2015	2016	2017	2018	2019	Thereafter	Total	Fair Market Value
Fixed rate:
Long-term debt(1)	$21,968	$32,986	$29,868	$19,760	$15,623	$171,844	$292,049	$300,541
Weighted average interest rate	5.13%	5.08%	5.00%	5.00%	5.00%	5.01%	5.02%	4.52%
Variable rate:
Long-term debt(2)	—	—	—	$13,250	—	—	$13,250	—

(1)
Includes mortgage debt in aggregate principal amount of $8.9 million associated with the Morrow, Georgia and Cherry Hill, New Jersey properties which were disposed of in January 2015. Does not give effect to financings and refinancings completed after December 31, 2014. See "Item 9B. Other Information."

(2)
Our credit facility matures on December 31, 2018 and bears interest at the 30 day LIBOR rate plus the applicable margin. The applicable margin varies based on the ratio of total debt to total value. See "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources—Credit Facility."

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used criteria set forth by the

Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

        Based on its assessment, our management believes that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

        Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on management's assessment of our internal control over financial reporting. This report appears on page F-1 of this Annual Report on Form 10-K.

Item 9B.    Other Information.

        On February 25, 2015, we acquired for $17.5 million (including the mortgage debt described below), through a consolidated joint venture in which we have a 90% equity interest, a 101,590 square foot shopping center located in Lakewood, Colorado.

        Set forth below is a table summarizing information regarding financing and refinancing activities that occurred after December 31, 2014 (dollars in thousands):

Date	Principal Amount	Interest Rate	Maturity Date	Amortization Period
1/30/15	$3,800	4.375%	2030	25 years
2/06/15(1)	7,475	3.49%	2022	30 years
2/10/15	4,450	4.20%	2025	30 years
2/25/15	11,853	4.12%	2025	25 years

(1)
Reflects the refinancing of $6.2 million of an unconsolidated joint venture's mortgage debt scheduled to mature in February 2015.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Apart from certain information concerning our executive officers which is set forth in Part I of this Annual Report, additional information required by this Item 10 shall be included in our proxy statement for our 2015 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2015, and is incorporated herein by reference.

Item 11.    Executive Compensation.

        The information concerning our executive compensation required by this Item 11 shall be included in our proxy statement for our 2015 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2015, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information concerning our beneficial owners and management required by this Item 12 shall be included in our proxy statement for our 2015 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2015 and is incorporated herein by reference.

Equity Compensation Plan Information

        As of December 31, 2014, the only equity compensation plan under which equity compensation may be awarded is our 2012 Incentive Plan, which was approved by our stockholders in June 2012. This plan permits us to grant stock options, restricted stock, restricted stock units and performance based awards to our employees, officers, directors and consultants. The following table provides information as of December 31, 2014 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under our 2012 Stock Incentive Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	371,050
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	371,050

(1)
Does not give effect to 129,975 restricted stock awards granted January 15, 2015 pursuant to our 2012 Incentive Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information concerning certain relationships, related transactions and director independence required by this Item 13 shall be included in our proxy statement for our 2015 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2015 and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        The information concerning our principal accounting fees required by this Item 14 shall be included in our proxy statement for our 2015 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2015, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)
Documents filed as part of this Report:

(1)
The following financial statements of the Company are included in this Annual Report on Form 10-K:

  (2)
  Financial Statement Schedules:

—Schedule III—Real Estate and Accumulated Depreciation	F-41 through F-45

        All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b)
Exhibits:

3.1		Articles of Amendment and Restatement of One Liberty Properties, Inc., dated July 20, 2004 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

3.2		Articles of Amendment to Restated Articles of Incorporation of One Liberty Properties, Inc. filed with the State of Assessments and Taxation of Maryland on June 17, 2005 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.3		Articles of Amendment to Restated Articles of Incorporation of One Liberty Properties, Inc. filed with the State of Assessments and Taxation of Maryland on June 21, 2005 (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.4		By-Laws of One Liberty Properties, Inc., as amended (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 12, 2007).

3.5		Amendment, effective as of June 12, 2012, to By-Laws of One Liberty Properties, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 12, 2012).

3.6		Amendment, effective as of September 11, 2014, to By-Laws of One Liberty Properties, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 12, 2014).

4.1	*	One Liberty Properties, Inc. 2009 Incentive Plan (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2010).

4.2	*	One Liberty Properties, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

4.3		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-2, Registration No. 333-86850, filed on April 24, 2002 and declared effective on May 24, 2002).

10.1		Seconded Amended and Restated Loan Agreement, dated as of March 31, 2010, by and among One Liberty Properties, Inc., Valley National Bank, Merchants Bank Division, Bank Leumi USA, Israel Discount Bank of New York and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 10, 2011).

10.2		First Amendment dated as of January 6, 2011 to the Second Amended and Restated Loan Agreement, dated as of March 31, 2010, between VNB New York Corp. as assignee of Valley National Bank, Merchants Bank Division, Bank Leumi, USA, Manufacturers and Traders Trust Company, Israel Discount Bank of New York, and One Liberty Properties, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 10, 2011).

10.3		Second Amendment to Second Amended and Restated Loan Agreement dated as of August 5, 2011, between VNB New York Corp., Bank Leumi USA, Israel Discount Bank of New York, Manufacturers and Traders Trust Company and One Liberty Properties, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 15, 2011).

10.4		Third Amendment to Second Amended and Restated Loan Agreement dated as of July 31, 2012, between VNB New York Corp., Bank Leumi USA, Israel Discount Bank of New York, Manufacturers and Traders Trust Company and One Liberty Properties, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 2, 2012).

10.5		Fourth Amendment dated as of December 31, 2014 to Second Amended and Restated Loan Agreement dated as of July 31, 2012, between VNB New York LLC, Bank Leumi USA, Israel Discount Bank of New York, Manufacturers and Traders Trust Company and One Liberty Properties, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 5, 2015).

10.6	*	Compensation and Services Agreement effective as of January 1, 2007 between One Liberty Properties, Inc. and Majestic Property Management Corp. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 14, 2007).

10.7	*	First Amendment to Compensation and Services Agreement effective as of April 1, 2012 between One Liberty Properties, Inc. and Majestic Property Management Corp. (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.8	*	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 15, 2010).

10.9	*	Form of Restricted Stock Award Agreement for the 2009 Incentive Plan (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2010).

10.10	*	Form of Restricted Stock Award Agreement for the 2012 Incentive Plan (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2013).

14.1		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to One Liberty Properties, Inc.'s Current Report on Form 8-K filed on March 14, 2006).

21.1		Subsidiaries of the Registrant

23.1		Consent of Ernst & Young LLP

31.1		Certification of President and Chief Executive Officer

31.2		Certification of Senior Vice President and Chief Financial Officer

32.1		Certification of President and Chief Executive Officer

32.2		Certification of Senior Vice President and Chief Financial Officer

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Definition Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Indicates a management contract or compensatory plan or arrangement.

        The file number for all the exhibits incorporated by reference is 001- 09279 other than exhibit 4.3 whose file number is 333-86850.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

ONE LIBERTY PROPERTIES, INC.
March 12, 2015	By:	/s/ PATRICK J. CALLAN, JR. Patrick J. Callan, Jr. President and Chief Executive Officer

        Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ MATTHEW J. GOULD Matthew J. Gould	Chairman of the Board of Directors	March 12, 2015
/s/ FREDRIC H. GOULD Fredric H. Gould	Vice Chairman of the Board of Directors	March 12, 2015
/s/ PATRICK J. CALLAN, JR. Patrick J. Callan, Jr.	President, Director and Chief Executive Officer (Principal Executive Officer)	March 12, 2015
/s/ JOSEPH A. AMATO Joseph A. Amato	Director	March 12, 2015
/s/ CHARLES BIEDERMAN Charles Biederman	Director	March 12, 2015
/s/ JAMES J. BURNS James J. Burns	Director	March 12, 2015
/s/ JOSEPH A. DELUCA Joseph A. DeLuca	Director	March 12, 2015
/s/ JEFFREY A. GOULD Jeffrey A. Gould	Director	March 12, 2015

Signature	Title	Date

/s/ LOUIS P. KAROL Louis P. Karol	Director	March 12, 2015
/s/ J. ROBERT LOVEJOY J. Robert Lovejoy	Director	March 12, 2015
/s/ LEOR SIRI Leor Siri	Director	March 12, 2015
/s/ EUGENE I. ZURIFF Eugene I. Zuriff	Director	March 12, 2015
/s/ DAVID W. KALISH David W. Kalish	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2015
/s/ KAREN DUNLEAVY Karen Dunleavy	Vice President, Financial (Principal Accounting Officer)	March 12, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
One Liberty Properties, Inc.

        We have audited One Liberty Properties, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). One Liberty Properties, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, One Liberty Properties, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of One Liberty Properties, Inc. and Subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2014 of One Liberty Properties, Inc. and Subsidiaries and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 12, 2015

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
One Liberty Properties, Inc.

        We have audited the accompanying consolidated balance sheets of One Liberty Properties, Inc. and Subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of One Liberty Properties, Inc. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), One Liberty Properties, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 12, 2015

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in Thousands, Except Par Value)

	December 31,
	2014	2013
ASSETS
Real estate investments, at cost
Land	$165,153	$153,529
Buildings and improvements	416,272	413,829

Total real estate investments, at cost	581,425	567,358
Less accumulated depreciation	76,575	71,171

Real estate investments, net	504,850	496,187
Properties held-for-sale	10,176	5,177
Investment in unconsolidated joint ventures	4,907	4,906
Cash and cash equivalents	20,344	16,631
Restricted cash	1,607	—
Unbilled rent receivable (including $120 related to property held-for-sale in 2014)	12,815	13,743
Unamortized intangible lease assets, net	27,387	26,035
Escrow, deposits and other assets and receivables	4,310	5,690
Investment in BRT Realty Trust at market (related party)	—	262
Unamortized deferred financing costs, net	4,043	3,267

Total assets	$590,439	$571,898

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable	$292,049	$278,045
Line of credit	13,250	23,250
Dividends payable	6,322	5,806
Accrued expenses and other liabilities	12,451	7,790
Unamortized intangible lease liabilities, net	10,463	6,917

Total liabilities	334,535	321,808

Commitments and contingencies	—	—
Equity:
One Liberty Properties Inc. stockholders' equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized; 15,728 and 15,221 shares issued and outstanding	15,728	15,221
Paid-in capital	219,867	210,324
Accumulated other comprehensive loss	(3,195)	(490)
Accumulated undistributed net income	21,876	23,877

Total One Liberty Properties, Inc. stockholders' equity	254,276	248,932
Non-controlling interests in joint ventures	1,628	1,158

Total equity	255,904	250,090

Total liabilities and equity	$590,439	$571,898

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Amounts in Thousands, Except Per Share Data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Rental income, net	$56,647	$49,285	$42,846
Tenant reimbursements	2,561	1,694	947
Lease termination fee	1,269	—	—

Total revenues	60,477	50,979	43,793

Operating expenses:
Depreciation and amortization	14,662	11,919	9,564
General and administrative (including $2,385, $2,679 and $2,679 to related parties)	8,796	7,801	7,317
Federal excise and state taxes	488	255	457
Real estate expenses (including $850, $600 and $600 to related party)	4,407	3,213	2,618
Leasehold rent	308	308	308
Real estate acquisition costs	479	921	823
Impairment loss	1,093	—	—

Total operating expenses	30,233	24,417	21,087

Operating income	30,244	26,562	22,706
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	533	651	1,368
Gain on disposition of real estate—unconsolidated joint venture	—	2,807	—
Gain on sale—unconsolidated joint venture interest	—	1,898	—
Gain on sale—investment in BRT Realty Trust (related party)	134	—	—
Other income	29	97	241
Gain on sale of real estate, net	10,180	—	319
Prepayment costs on debt related to sale of real estate	(1,581)	—	—
Interest:
Expense	(16,305)	(13,716)	(12,532)
Amortization of deferred financing costs	(1,037)	(890)	(774)

Income from continuing operations	22,197	17,409	11,328

Discontinued operations:
Income from operations	13	577	1,567
Impairment charge	—	(62)	—
Net gain on sales	—	—	19,413

Income from discontinued operations	13	515	20,980

Net income	22,210	17,924	32,308
Less net (income) loss attributable to non-controlling interests	(94)	(49)	12

Net income attributable to One Liberty Properties, Inc.	$22,116	$17,875	$32,320

Weighted average number of common shares outstanding:
Basic	15,563	14,948	14,427

Diluted	15,663	15,048	14,527

Per common share attributable to common stockholders—basic:
Income from continuing operations	$1.37	$1.12	$.77
Income from discontinued operations	—	.03	1.41

	$1.37	$1.15	$2.18

Per common share attributable to common stockholders—diluted:
Income from continuing operations	$1.37	$1.11	$.76
Income from discontinued operations	—	.03	1.40

	$1.37	$1.14	$2.16

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Amounts in Thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$22,210	$17,924	$32,308

Other comprehensive (loss) gain
Net unrealized (loss) gain on available-for-sale securities	(121)	47	11
Net unrealized (loss) gain on derivative instruments	(2,643)	961	(547)
One Liberty Property's share of joint venture net unrealized gain (loss) on derivative instruments	24	76	(23)

Other comprehensive (loss) gain	(2,740)	1,084	(559)

Comprehensive income	19,470	19,008	31,749
Comprehensive (income) loss attributable to non-controlling interests	(94)	(49)	12
Unrealized loss on derivative instruments attributable to non-controlling interests	(35)	(4)	—

Comprehensive income attributable to One Liberty Properties, Inc.	$19,341	$18,955	$31,761

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

For the Three Years Ended December 31, 2014

(Amounts in Thousands, Except Per Share Data)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Undistributed Net Income	Non- Controlling Interests in Joint Ventures	Total
Balances, December 31, 2011	$14,213	$189,486	$(1,019)	$15,605	$662	$218,947
Distributions—common stock Cash—$1.34 per share	—	—	—	(19,924)	—	(19,924)
Shares issued through equity offering program—net	121	2,010	—	—	—	2,131
Restricted stock vesting	49	(49)	—	—	—	—
Shares issued through dividend reinvestment plan	215	3,437	—	—	—	3,652
Contributions from non-controlling interests	—	—	—	—	571	571
Distributions to non-controlling Interests	—	—	—	—	(290)	(290)
Compensation expense—restricted stock	—	1,223	—	—	—	1,223
Net income (loss)	—	—	—	32,320	(12)	32,308
Other comprehensive (loss)	—	—	(559)	—	—	(559)

Balances, December 31, 2012	14,598	196,107	(1,578)	28,001	931	238,059
Distributions—common stock Cash—$1.42 per share	—	—	—	(21,999)	—	(21,999)
Shares issued through equity offering program—net	363	8,802	—	—	—	9,165
Restricted stock vesting	50	(50)	—	—	—	—
Shares issued through dividend reinvestment plan	210	4,025	—	—	—	4,235
Contributions from non-controlling interest	—	—	—	—	480	480
Distributions to non-controlling interests	—	—	—	—	(298)	(298)
Compensation expense—restricted stock	—	1,440	—	—	—	1,440
Net income	—	—	—	17,875	49	17,924
Other comprehensive income (loss)	—	—	1,088	—	(4)	1,084

Balances, December 31, 2013	15,221	210,324	(490)	23,877	1,158	250,090
Distributions—common stock Cash—$1.50 per share	—	—	—	(24,117)	—	(24,117)
Shares issued through equity offering program—net	179	3,589	—	—	—	3,768
Restricted stock vesting	101	(101)	—	—	—	—
Shares issued through dividend reinvestment plan	227	4,222	—	—	—	4,449
Contributions from non-controlling interests	—	—	—	—	639	639
Distributions to non-controlling interests	—	—	—	—	(228)	(228)
Compensation expense—restricted stock	—	1,833	—	—	—	1,833
Net income	—	—	—	22,116	94	22,210
Other comprehensive (loss)	—	—	(2,705)	—	(35)	(2,740)

Balances, December 31, 2014	$15,728	$219,867	$(3,195)	$21,876	$1,628	$255,904

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in Thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$22,210	$17,924	$32,308
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of real estate held by unconsolidated joint venture	—	(2,807)	—
Gain on sale—unconsolidated joint venture interest	—	(1,898)	—
Gain on sale of available-for-sale securities (to related party in 2014)	(134)	(6)	(9)
Gain on sale of real estate	(10,180)	—	(19,732)
Impairment loss/charge	1,093	62	—
Prepayment costs on debt related to sale of real estate	1,581	—	—
Increase in rental income from straight-lining of rent	(1,490)	(1,114)	(1,354)
Increase in rental income resulting from bad debt recovery, net	—	—	(117)
(Increase) decrease in rental income from amortization of intangibles relating to leases	(267)	(160)	2
Amortization of restricted stock expense	1,833	1,440	1,223
Equity in earnings of unconsolidated joint ventures	(533)	(651)	(1,368)
Distributions of earnings from unconsolidated joint ventures	502	1,103	1,016
Depreciation and amortization	14,662	12,043	9,966
Amortization and write off of financing costs	1,037	891	800
Payment of leasing commissions	(165)	(200)	(438)
Decrease (increase) in escrow, deposits, other assets and receivables	1,149	(1,653)	(492)
Increase in accrued expenses and other liabilities	505	1,763	71

Net cash provided by operating activities	31,803	26,737	21,876

Cash flows from investing activities:
Purchase of real estate	(57,096)	(107,579)	(44,088)
Improvements to real estate	(769)	(2,867)	(4,969)
Net proceeds from sale of real estate	43,788	—	36,062
Net proceeds from disposition of unconsolidated joint venture interest	—	13,444	—
Distributions of return of capital from unconsolidated joint ventures	53	5,495	145
Net proceeds from sale of available-for-sale securities (to related party in 2014)	266	19	373

Net cash used in investing activities	(13,758)	(91,488)	(12,477)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(7,597)	(6,808)	(5,533)
Repayment of mortgages payable	(38,873)	(4,708)	(32,422)
Prepayment costs on debt related to sale of real estate	(1,581)	—	—
Proceeds from mortgage financings	60,474	63,590	65,989
Proceeds from common stock offering, net	3,768	9,165	2,131
Proceeds from bank line of credit	42,500	32,500	14,550
Repayment on bank line of credit	(52,500)	(9,250)	(34,550)
Issuance of shares through dividend reinvestment plan	4,449	4,235	3,652
Payment of financing costs	(1,782)	(656)	(2,111)
Capital contributions from non-controlling interests	639	480	571
Distributions to non-controlling interests	(228)	(298)	(290)
Cash distributions to common stockholders	(23,601)	(21,445)	(19,477)

Net cash (used in) provided by financing activities	(14,332)	66,805	(7,490)

Net increase in cash and cash equivalents	3,713	2,054	1,909
Cash and cash equivalents at beginning of year	16,631	14,577	12,668

Cash and cash equivalents at end of year	$20,344	$16,631	$14,577

Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense, net of capitalized interest of $9 and $35 in 2013 and 2012, respectively	$16,403	$13,744	$13,088
Cash paid during the year for income taxes	90	78	68
Cash paid during the year for Federal excise tax	64	290	—
Supplemental schedule of non-cash investing and financing activities:
Contribution of property to unconsolidated joint venture	$—	$—	$11,734
Purchase accounting allocations—intangible lease assets	4,771	11,624	6,641
Purchase accounting allocations—intangible lease liabilities	(4,376)	(2,210)	(588)
Restricted cash received for tenant improvements and other reserve, net	1,607	—	—

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 1—ORGANIZATION AND BACKGROUND

        One Liberty Properties, Inc. ("OLP") was incorporated in 1982 in Maryland. OLP is a self-administered and self-managed real estate investment trust ("REIT"). OLP acquires, owns and manages a geographically diversified portfolio of retail, industrial, flex, health and fitness and other properties, a substantial portion of which are subject to long-term net leases. As of December 31, 2014, OLP owned 115 properties, including seven properties owned by consolidated joint ventures and five properties owned by unconsolidated joint ventures. The 115 properties are located in 30 states.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements include the accounts and operations of OLP, its wholly-owned subsidiaries and its investment in seven joint ventures in which the Company, as defined, has a controlling interest. OLP and its subsidiaries are hereinafter referred to as the "Company". Material intercompany items and transactions have been eliminated in consolidation.

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

        The Financial Accounting Standards Board, or FASB, guidance for determining whether an entity is a variable interest entity, or VIE, states that a VIE is an entity with one or more of the following characteristics: (1) the entity's total equity investment at risk is insufficient to permit the entity to finance its activities without additional subordinated financial support, (2) as a group the holders of the equity investment at risk lack (a) the direct or indirect ability through voting, or similar rights to make decisions about the entity's activities that have a significant effect on the success of the entity, (b) the obligation to absorb the expected losses of the entity, or (c) the right to receive the expected residual returns of the entity, or (3) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity's activities either involve or are conducted on behalf of an investor that has disproportionately fewer voting rights.

        A VIE is required to be consolidated by its primary beneficiary. The primary beneficiary of a VIE has the (i) power to direct the activities that most significantly impact the VIE's economic performance and (ii) obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        In June 2014, the Company purchased land for $6,510,000 in Sandy Springs, Georgia improved with a 196 unit apartment complex, and simultaneously entered into a long-term triple net ground lease with the owner/operator of this complex (see Note 3). The Company determined that it has a variable interest through its ground lease and the owner/operator is a VIE because its equity investment at risk is not sufficient to finance its activities without additional subordinated financial support. The Company's fee interest in the land is collateral for the owner/operator's loan on the buildings located at this property. The Company further determined that it is not the primary beneficiary because the Company does not have the power to direct the activities that most significantly impact the owner/operator's economic performance such as management, operational budgets and other rights, including leasing of the units and therefore, will not consolidate the VIE for financial statement purposes. Accordingly, the Company accounts for its investment as land and the revenue from the ground lease ($531,000 for the year ended December 31, 2014) as Rental income, net. At December 31, 2014, the Company's maximum exposure to loss as a result of the ground lease is an aggregate of $6,712,000, representing the $6,516,000 carrying value of the land, included in Real estate investments, net, on the consolidated balance sheets and the unbilled rent receivable of $196,000.

        In June 2014, the Company entered into a joint venture, in which the Company has a 95% equity interest, and acquired a property located in Joppa, Maryland (see Note 3). The Company also made a senior preferred equity investment in the joint venture. The Company has determined that this joint venture is a VIE as the Company's voting rights are not proportional to its economic interests and substantially all of the joint venture's activities are conducted by the Company. The Company further determined that it is the primary beneficiary of the VIE as it has the power to direct the activities that most significantly impact the joint venture's performance including management, approval of expenditures, and sale of the property, as well as the obligation to absorb the losses or rights to receive benefits from the VIE. Accordingly, the Company consolidates the operations of this joint venture for financial statement purposes. The carrying amounts and classification in the Company's consolidated balance sheets were assets (none of which are restricted) consisting of land of $3,805,000, building and improvements (net of depreciation) of $8,069,000, cash of $527,000, prepaid expenses and receivables of $42,000, accrued expenses and other liabilities of $152,000 and non-controlling interest in joint ventures of $312,000. The joint venture's creditors do not have recourse to the assets of the Company other than those held by the joint venture.

        With respect to six consolidated joint ventures in which the Company has between an 85% to 95% interest, the Company has determined that (i) such ventures are not VIE's and (ii) the Company exercises substantial operating control and accordingly, such ventures are consolidated for financial statement purposes. MCB Real Estate, LLC and its affiliates are the Company's joint venture partner in six of the seven of the Company's consolidated joint ventures (including the Joppa, Maryland joint venture described in the previous paragraph).

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company accounts for its investments in five unconsolidated joint ventures under the equity method of accounting. All investments in these joint ventures have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support and, as a group, the holders of the equity at risk have power through voting rights to direct the activities of these ventures. As a result, none of these joint ventures are VIE's. In addition, although the Company is the managing member, it does not exercise substantial operating control over these entities, and therefore the entities are not consolidated. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for their share of equity in earnings, cash contributions and distributions. None of the joint venture debt is recourse to the Company, subject to standard carve-outs.

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

Revenue Recognition

        Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the non-cancelable term of the lease. In determining, in its judgment, that the unbilled rent receivable applicable to each specific property is collectible, management reviews unbilled rent receivables on a quarterly basis and takes into consideration the tenant's payment history and financial condition. Some of the leases provide for increases based on the consumer price index and for additional contingent rental revenue in the form

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

of percentage rents. The percentage rents are based upon the level of sales achieved by the lessee and are recognized once the required sales levels are reached.

        Substantially all of the Company's properties are subject to long-term net leases under which the tenant is typically responsible to pay for real estate taxes, insurance and ordinary maintenance and repairs for the property directly to the vendor and the Company is not the primary obligor with respect to such items. As a result, the revenue and expenses relating to these properties are recorded on a net basis. For certain properties, the tenants, in addition to base rent, also pay the Company their share of real estate taxes and operating expenses. The income and expenses associated with these properties are recorded on a gross basis. For the years ended December 31, 2014, 2013 and 2012, the Company recorded reimbursements of expenses of $2,561,000, $1,694,000 and $947,000, respectively, which are reported as Tenant reimbursements in the accompanying consolidated statements of income.

        Gains or losses on disposition of properties are recorded when the criteria under GAAP has been met.

Fair Value Measurements

        The Company measures the fair value of financial instruments based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity's own assumptions about market participant assumptions. In accordance with the fair value hierarchy, Level 1 assets/liabilities are valued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other "observable" market inputs and Level 3 assets/liabilities are valued based on significant "unobservable" market inputs.

Purchase Accounting for Acquisition of Real Estate

        The Company records acquired real estate investments as business combinations when the real estate is occupied, at least in part, at acquisition. Costs directly related to the acquisition of such investments are expensed as incurred. Acquired real estate investments that do not meet the definition of a business combination are recorded at cost. Transaction costs incurred with asset acquisitions that do not meet the definition of a business combination are capitalized. The Company allocates the purchase price of real estate among land, building, improvements and intangibles, such as the value of above, below and at-market leases and origination costs associated with in-place leases at the acquisition date. The Company assesses the fair value of the lease intangibles and the assumed mortgage based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 in the fair value hierarchy. The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant. The value, as determined, is allocated to land, building and improvements based on management's determination of the relative fair values of these assets.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

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

        The values of acquired above-market and below-market leases are recorded based on the present values (using discount rates which reflect the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management's estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of the acquisitions. Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal period(s). The fair values associated with below-market rental renewal options are determined based on the Company's experience and the relevant facts and circumstances at the time of the acquisitions. The values of above-market leases are amortized to rental income over the terms of the respective non-cancellable lease periods. The portion of the values of below-market leases associated with the original non-cancellable lease terms are amortized to rental income over the terms of the respective non-cancellable lease periods. The portion of the values of the leases associated with below-market renewal options that management deemed are likely to be exercised by the tenant are amortized to rental income over the respective renewal periods. The value of other intangible assets (including leasing commissions and tenant improvements) is amortized to expense over the remaining terms of the respective leases. If a lease were to be terminated prior to its contractual expiration date or not renewed, all unamortized amounts relating to that lease would be recognized in operations at that time. The estimated useful lives of intangible assets or liabilities generally range from one to 54 years.

Accounting for Long-Lived Assets and Impairment of Real Estate Owned

        The Company reviews its real estate portfolio on a quarterly basis to ascertain if there are any indicators of impairment to the value of any of its real estate assets, including deferred costs and intangibles, to determine if there is any need for an impairment charge. In reviewing the portfolio, the Company examines one or more of the following: the type of asset, the current financial statements or other available financial information of the tenant, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved, the timeliness of the payments made by the tenant under its lease, and any current communication with the tenant, including property inspection reports. For each real estate asset owned for which indicators of impairment exist, management performs a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset to its carrying amount. If the undiscounted cash flows are less than the asset's carrying amount, an impairment loss is recorded to the extent that the estimated fair value is less than the asset's carrying amount. The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property. The analysis includes an estimate of the future cash flows that are expected to result from the real estate investment's use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, the effects of leasing demand, competition and other factors. Real estate assets that are classified as held-for-sale are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Real estate investments include costs of development and redevelopment activities, and construction in progress. Capitalized costs, including interest and other carrying costs during the construction and/or renovation periods, are included in the cost of the related asset when the property is ready for its intended use and charged to operations through depreciation over the asset's estimated useful life.

Properties Held-for-Sale

        In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which future disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held-for-sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. Additionally, the guidance requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The Company early adopted the guidance effective January 1, 2014 for disposals (or classifications as held-for-sale) that have not been reported in financial statements previously issued. It did not apply to the two properties sold in February 2014 because these properties were previously classified as properties held-for-sale as of December 31, 2013 and will continue to be accounted for as discontinued operations for the periods presented. It is expected that most of the Company's future dispositions will not meet the criteria for being treated as a discontinued operation.

        Real estate investments are classified as held-for-sale when management has determined that it has met the criteria described above. Real estate investments which are held-for-sale are not depreciated.

Cash and Cash Equivalents

        All highly liquid investments with original maturities of three months or less when purchased are considered to be cash equivalents. The Company places its cash and cash equivalents in high quality financial institutions.

Escrow, Deposits and Other Assets and Receivables

        Escrow, deposits and other assets and receivables include $1,376,000 and $1,453,000 at December 31, 2014 and 2013, respectively, relating to real estate taxes, insurance and other escrows.

Allowance for Doubtful Accounts

        The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments. If the financial condition of a specific tenant were to deteriorate resulting in an impairment of its ability to make payments, additional allowances may be required. At December 31, 2014 and 2013, there was no balance in allowance for doubtful accounts.

        The Company records bad debt expense as a reduction of rental income. For the years ended December 31, 2014 and 2013, the Company did not incur any bad debt expense. For the year ended

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

December 31, 2012, the Company recorded bad debt expense of $56,000 in income from continuing operations and net recoveries of previously recognized bad debt expense of $173,000 in discontinued operations as a result of collections from one tenant.

Depreciation and Amortization

        Depreciation of buildings is computed on the straight-line method over an estimated useful life of 40 years. Depreciation of improvements is computed on the straight-line method over the lesser of the remaining lease term or the estimated useful life of the improvements. Leasehold interest and the related ground lease payments are amortized over the initial lease term of the leasehold position. Depreciation expense, including amortization of a leasehold position, lease origination costs, and capitalized lease commissions and excluding depreciation expense included in discontinued operations (2013 and 2012), amounted to $14,662,000, $11,919,000 and $9,564,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Deferred Financing Costs

        Mortgage and credit line costs are deferred and amortized on a straight-line basis over the terms of the respective debt obligations, which approximates the effective interest method. At December 31, 2014 and 2013, accumulated amortization of such costs was $4,379,000 and $3,908,000, respectively.

Investment in Available-For-Sale Securities

        The Company determines the classification of equity securities at the time of purchase and reassesses the classification at each reporting date. At December 31, 2014, all equity securities have been classified as available-for-sale and recorded at fair value. The fair value of the Company's equity investment in publicly-traded companies is determined based upon the closing trading price of the securities as of the balance sheet date and unrealized gains and losses on these securities are recorded as a separate component of stockholders' equity. Unrealized losses that are determined to be other-than-temporary are recognized in earnings.

        In May 2014, the Company sold to Gould Investors L.P., a related party, 37,081 shares of BRT Realty Trust, a related party, for proceeds of $266,000 (based on the average of the closing prices for the 30 days preceding the sale). The cost of these shares was $132,000 and the Company realized a gain on sale of $134,000, of which $132,000 was reclassified from accumulated other comprehensive loss on the consolidated balance sheet into earnings. The Company's investment had a fair market value of $262,000 at December 31, 2013.

        At December 31, 2014 and 2013, the total cumulative net unrealized gains of $24,000 and $145,000, respectively, on all investments in equity securities is reported as accumulated other comprehensive income (loss) in the stockholders' equity section.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Realized gains and losses are determined using the average cost method. During 2014, 2013 and 2012, sales proceeds and gross realized gains and losses on securities classified as available-for-sale were (amounts in thousands):

	2014		2013		2012
Sales proceeds	$266		$19		$373
Gross realized gains	134	(a)	6	(b)	9	(b)

(a)
Reported as Gain on sale—investment in BRT Realty Trust on the consolidated statement of income.

(b)
Resulting from the sale of other available-for-sale securities and is included in Other income on the consolidated statement of income.

Income Taxes

        The Company is qualified as a real estate investment trust under the applicable provisions of the Internal Revenue Code. Under these provisions, the Company will not be subject to Federal income taxes on amounts distributed to stockholders provided it distributes at least 90% of its taxable income and meets certain other conditions. During the years ended December 31, 2014 and 2013, the Company recorded accruals of Federal excise tax of $283,000 and $45,000, respectively, which are based on taxable income generated but not yet distributed.

        For 2014 and 2013, 26% and 27%, respectively, of the distributions were treated as capital gain distributions, with the balance treated as ordinary income.

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Including the properties owned by our unconsolidated joint ventures, the Company's properties are located in 30 states. The following chart lists the states where the Company's properties contributed over 10% to the Company's total revenues, excluding the lease termination fee in 2014 (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Texas	13.3%	13.0%	10.8%
New York	9.5	11.0	12.8
New Jersey	9.5	10.7	8.3
Pennsylvania	7.8	8.8	10.1

        The Company owns eleven real estate investments that are located in six states and are net leased to Haverty Furniture Companies, Inc., a retail furniture company, pursuant to a master lease. The initial term of the net lease expires August 2022, with several renewal options. These real estate investments, which represented 9.1% and 9.5% of the depreciated book value of real estate investments at December 31, 2014 and 2013, respectively, generated rental revenues of approximately $4,844,000 in each year or 8.2%, 9.5%, and 11.1% for 2014, 2013 and 2012, respectively, of the Company's total revenues (excluding the lease termination fee in 2014).

Segment Reporting

        Substantially all of the Company's real estate assets, at acquisition, are comprised of real estate owned that is net leased to tenants on a long-term basis. Therefore, the Company operates predominantly in one reportable segment.

Stock Based Compensation

        The fair value of restricted stock grants and restricted stock units, determined as of the date of grant, is amortized into general and administrative expense over the respective vesting period. The deferred compensation to be recognized as expense is net of certain forfeiture and performance assumptions which are re-evaluated quarterly.

Derivatives and Hedging Activities

        The Company's objective in using interest rate swaps is to add stability to interest expense and to manage its exposure to interest rate movements. The Company does not use derivatives for trading or speculative purposes.

        The Company records all derivatives on the consolidated balance sheet at fair value. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. In addition, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. These counterparties are generally the larger financial institutions engaged in providing a variety of financial services. These

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

institutions generally face similar risks regarding adverse changes in market and economic conditions, including, but not limited to, fluctuations in interest rates, exchange rates, equity and commodity prices and credit spreads.

        The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows are considered cash flow hedges. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in accumulated other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged transaction affects earnings. The ineffective portion, if any, of changes in the fair value of the derivative is recognized directly in earnings. For derivatives not designated as cash flow hedges, changes in the fair value of the derivative are recognized directly in earnings in the period in which the change occurs; however, the Company's policy is to not enter into such transactions.

Earnings Per Common Share

        Basic earnings per share was determined by dividing net income allocable to common stockholders for each year by the weighted average number of shares of common stock outstanding during each year. Net income is also allocated to the unvested restricted stock outstanding during each year, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. Unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders, other than the holders of unvested restricted stock. The restricted stock units awarded under the Pay-for-Performance program described in Note 10 are excluded from the basic earnings per share calculation, as these units are not participating securities.

        Diluted earnings per share reflects the potential dilution that could occur if securities or other rights exercisable for, or convertible into, common stock were exercised or converted or otherwise resulted in the issuance of common stock that shared in the earnings of the Company. For 2014, 2013 and 2012, the diluted weighted average number of common shares includes 100,000 shares representing the diluted weighted average impact of 100,000 shares (of an aggregate of 200,000 shares) of common stock underlying the restricted stock units awarded pursuant to the Pay-For-Performance Program. These 100,000 shares may vest upon satisfaction of the total stockholder return metric. The number of shares that would be issued pursuant to this metric is based on the market price and dividends paid at the end of each quarterly period assuming the end of that quarterly period was the end of the vesting period. The remaining 100,000 shares of common stock underlying the restricted stock units awarded under the Pay-For-Performance Program are not included during 2014, 2013 and 2012, as they did not meet the return on capital performance metric during such years.

        There were no options outstanding to purchase shares of common stock or other rights exercisable for, or convertible into, common stock in 2014, 2013 and 2012.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Numerator for basic and diluted earnings per share:
Income from continuing operations	$22,197	$17,409	$11,328
Less net (income) loss attributable to non-controlling interests	(94)	(49)	12
Less earnings allocated to unvested shares(a)	(722)	(667)	—

Income from continuing operations available for common stockholders	21,381	16,693	11,340
Discontinued operations	13	515	20,980

Net income available for common stockholders, basic and diluted	$21,394	$17,208	$32,320

Denominator for basic earnings per share:
—weighted average common shares	15,563	14,948	14,427
—weighted average unvested shares of restricted stock(b)	—	—	411

	15,563	14,948	14,838
Effect of diluted securities:
—restricted stock units awarded under Pay-for-Performance program	100	100	100

Denominator for diluted earnings per share
—weighted average shares	15,663	15,048	14,938

Earnings per common share, basic	$1.37	$1.15	$2.18

Earnings per common share, diluted	$1.37	$1.14	$2.16

Amounts attributable to One Liberty Properties, Inc. common stockholders, net of non-controlling interests:
Income from continuing operations	$22,103	$17,360	$11,340
Income from discontinued operations	13	515	20,980

Net income attributable to One Liberty Properties, Inc.	$22,116	$17,875	$32,320

(a)
Represents an allocation to unvested restricted stock (which as participating securities are entitled to receive dividends) of the excess of dividends declared over net income.

(b)
The year ended December 31, 2012 includes unvested restricted stock because net income is greater than dividends declared.

Reclassification

        Certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current period's presentation; primarily to break out tenant reimbursements that had been included in rental income, net, for 2013 and 2012.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

        In January 2015, the FASB issued ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which simplifies income statement presentation by eliminating extraordinary items from US GAAP. The ASU retains current presentation and disclosure requirements for an event or transaction that is of an unusual nature or of a type that indicates infrequency of occurrence. Transactions that meet both criteria would now also follow such presentation and disclosure requirements. The ASU is effective in annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted; however, adoption must occur at the beginning of an annual period. An entity can elect to apply the guidance prospectively or retrospectively. The Company has elected early adoption for the year ended December 31, 2014, and its adoption did not have any impact on its consolidated financial statements.

        In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), which provides guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company has elected early adoption for the year ending December 31, 2015, and its adoption is not expected to have any impact on its consolidated financial statements.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. This update is effective for interim and annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The new guidance can be applied either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption. The Company is currently in the process of evaluating the impact, if any, the adoption of this ASU will have on its consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

NOTE 3—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS

Real Estate Acquisitions

        The following chart details the Company's real estate acquisitions during 2014 and 2013 (amounts in thousands):

Description of Property	Date Acquired	Contract Purchase Price	Terms of Payment(a)	Third Party Real Estate Acquisition Costs(b)
Total Wine and More retail store, Greensboro, North Carolina	January 21, 2014	$2,971	All cash	$20
Chuck E Cheese restaurant, Indianapolis, Indiana	January 23, 2014	2,138	All cash	10
Savers Thrift Superstore, Highlands Ranch, Colorado	May 7, 2014	4,825	All cash	83
Hobby Lobby retail store, Woodbury, Minnesota	May 21, 2014	4,770	All cash	46
Land—River Crossing Apartments, Sandy Springs, Georgia(c)	June 4, 2014	6,510	All cash	—	(d)
Noxell Corporation industrial building, Joppa, Maryland(e)	June 26, 2014	11,650	All cash	—	(d)
Regal Cinemas theater, Indianapolis, Indiana	October 2, 2014	9,000	All cash	78
Pathmark supermarket, Philadelphia, Pennsylvania(f)	October 21, 2014	7,729	Cash and $4,635 mortgage(g)	162
Progressive Converting distribution facility, New Hope, Minnesota	November 21, 2014	7,200	All cash	38
Other(h)		—		42

Totals for 2014		$56,793		$479

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

NOTE 3—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

Description of Property	Date Acquired	Contract Purchase Price	Terms of Payment(a)	Third Party Real Estate Acquisition Costs(b)
Kmart retail store, Clemmons, North Carolina(i)	March 22, 2013	$4,640	All cash	$119
Shutterfly flex facility, Fort Mill, South Carolina	July 1, 2013	15,500	Cash and $9,300 mortgage(j)	124
Texas Land & Cattle restaurant, Killeen, Texas	July 30, 2013	2,020	All cash	—	(k)
Hooters restaurant, Concord, North Carolina	August 1, 2013	2,469	All cash	15
TRISUN Health Care—assisted living facility, Round Rock, Texas	August 6, 2013	22,800	Cash and $15,275 mortgage(l)	321
Hooters restaurant, Myrtle Beach, South Carolina	September 3, 2013	2,635	All cash	33
Joe's Crab Shack restaurant, Ann Arbor, Michigan	September 12, 2013	2,980	All cash	31
FedEx Express facility, Indianapolis, Indiana	September 13, 2013	9,270	All cash	39
Northern Tool & Equipment distribution facility, Fort Mill, South Carolina	September 18, 2013	39,195	Cash and $27,300 mortgage(m)	91
TGIF restaurant, Greensboro, North Carolina	December 3, 2013	3,003	All cash	—	(k)
TGIF restaurant, Richmond, Virginia	December 3, 2013	3,017	All cash	—	(k)
Other(n)		—		148

Totals for 2013		$107,529		$921

(a)
All of the mortgages listed in this column were obtained from institutional lenders simultaneously with the acquisition of the respective properties.

(b)
Included as an expense in the accompanying consolidated statements of income.

(c)
The Company's fee interest in the land is collateral for the tenant's mortgage loan secured by the buildings located at this property.

(d)
Transaction costs aggregating $303 incurred were capitalized as these were asset acquisitions.

(e)
Represents 100% of the consolidated joint venture in which the Company has a 95% interest. The non-controlling interest contributed $306 for its 5% interest, which was equal to the fair value of such interest at the date of purchase. The Company also contributed $5,825 to the venture as senior preferred equity.

(f)
Represents 100% of the consolidated joint venture in which the Company has a 90% interest. The non-controlling interest contributed $333 for its 10% interest, which was equal to the fair value of such interest at the date of purchase.

(g)
The mortgage bears interest at 3.885% per annum and matures November 2021.

(h)
Costs incurred for properties purchased in 2013 and transactions that were not consummated.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

NOTE 3—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

(i)
Represents 100% of the consolidated joint venture in which the Company has a 90% interest. The non-controlling interest contributed $470 for its 10% interest, which was equal to the fair value of such interest at the date of purchase.

(j)
The mortgage bears interest at 4.562% per annum and matures July 2023.

(k)
Transaction costs of $50 incurred were capitalized as these were asset acquisitions.

(l)
The mortgage bears interest at 5.375% per annum and matures August 2023.

(m)
The mortgage bears interest at 4.875% per annum and matures April 2029.

(n)
Costs incurred for potential acquisitions, properties purchased in 2012 and transactions that were not consummated.

        The following chart provides the allocation of the purchase price for the Company's real estate acquisitions during 2014 and 2013 (amounts in thousands):

				Intangible Lease
			Building Improvements
Description of Property	Land	Building		Asset	Liability	Total
Total Wine and More retail store, Greensboro, North Carolina	$1,046	$1,468	$83	$374	$—	$2,971
Chuck E Cheese restaurant, Indianapolis, Indiana	853	1,321	145	94	(275)	2,138
Savers Thrift Superstore, Highlands Ranch, Colorado	2,361	2,644	280	856	(1,316)	4,825
Hobby Lobby retail store, Woodbury, Minnesota	1,190	3,667	335	734	(1,156)	4,770
Land—River Crossing Apartments, Sandy Springs, Georgia(a)	6,516	—	—	—	—	6,516
Noxell Corporation industrial building, Joppa, Maryland(b)	3,805	7,991	151	—	—	11,947
Regal Cinemas theater, Indianapolis, Indiana	3,087	5,000	225	1,575	(887)	9,000
Pathmark supermarket, Philadelphia, Pennsylvania	1,793	5,396	244	440	(144)	7,729
Progressive Converting distribution facility, New Hope, Minnesota	881	6,033	30	757	(501)	7,200

Subtotals	21,532	33,520	1,493	4,830	(4,279)	57,096
Other(c)	74	70	18	(59)	(97)	6

Totals for 2014	$21,606	$33,590	$1,511	$4,771	$(4,376)	$57,102

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

NOTE 3—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

				Intangible Lease
			Building Improvements
Description of Property	Land	Building		Asset	Liability	Total
Kmart retail store, Clemmons, North Carolina	$2,496	$2,553	$653	$425	$(1,487)	$4,640
Shutterfly flex facility, Fort Mill, South Carolina	1,841	12,353	335	1,546	(575)	15,500
Texas Land & Cattle restaurant, Killeen, Texas	1,263	739	64	—	—	2,066	(d)
Hooters restaurant, Concord, North Carolina	999	954	122	394	—	2,469
TRISUN Health Care -assisted living facility, Round Rock, Texas	1,678	16,577	93	4,452	—	22,800
Hooters restaurant, Myrtle Beach, South Carolina	1,102	1,090	71	372	—	2,635
Joe's Crab Shack restaurant, Ann Arbor, Michigan	1,098	1,338	122	422	—	2,980
FedEx Express facility, Indianapolis, Indiana	1,224	6,438	498	1,222	(112)	9,270
Northern Tool & Equipment distribution facility, Fort Mill, South Carolina	1,804	31,635	2,014	3,742	—	39,195
TGIF restaurant, Greensboro, North Carolina	1,768	1,054	183	—	—	3,005	(d)
TGIF restaurant, Richmond, Virginia	1,678	1,184	157	—	—	3,019	(d)

Subtotals	16,951	75,915	4,312	12,575	(2,174)	107,579
Other(e)	—	—	—	(951)	(36)	(987)

Totals for 2013	$16,951	$75,915	$4,312	$11,624	$(2,210)	$106,592

(a)
Includes capitalized transaction costs of $6 incurred with this asset acquisition.

(b)
Includes capitalized transaction costs of $297 incurred with this asset acquisition.

(c)
Adjustments to finalize intangibles relating to properties purchased in 2013.

(d)
Includes capitalized transaction costs of $50 incurred with these asset acquisitions.

(e)
Adjustments to finalize intangibles relating to properties purchased in 2012.

        All of the properties purchased in 2014 and 2013 are (i) currently 100% occupied and (ii) net leased by a single tenant pursuant to a lease that expires between 2015 through 2044, other than the Northern Tool property, which is jointly leased by two companies under common ownership.

        In June 2014, the Company purchased land in Sandy Springs, Georgia and simultaneously entered into a long-term triple net ground lease with the owner/operator of this complex. Pursuant to the terms of the ground lease, the owner/operator is obligated to make certain unit renovations as and when units

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

NOTE 3—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

become vacant. A cash reserve of $1,607,000 is held on behalf of the owner/operator to cover renovation work and other reserve requirements and is classified as Restricted cash on the consolidated balance sheet. At closing, the owner/operator obtained a $16,230,000 mortgage from a third party which, together with the Company's purchase of the land, provided substantially all of the aggregate funds to acquire the complex. The Company provided its land as collateral for the owner/ operator's mortgage loan; accordingly the land position is subordinated to the mortgage.

        As a result of the 2014 and 2013 purchases, the Company recorded intangible lease assets of $4,771,000 and $11,624,000, respectively, and intangible lease liabilities of $4,376,000 and $2,210,000, respectively, representing the value of the acquired leases and origination costs. As of December 31, 2014, the weighted average amortization period for the 2014 and 2013 acquisitions is 9.3 years and 13.2 years for the intangible lease assets and 9.1 years and 5.9 years for the intangible lease liabilities, respectively. The Company is currently in the process of finalizing the purchase price allocation for a property purchased in October 2014; therefore the allocation is preliminary and subject to change.

        At December 31, 2014 and 2013, accumulated amortization of intangible lease assets was $9,170,000 and $7,054,000, respectively, and accumulated amortization of intangible lease liabilities was $3,928,000 and $3,099,000, respectively.

        The Company recognized a net increase (decrease) in rental revenue of $267,000, $160,000 and $(2,000) for the amortization of the above/below market leases for the years ended December 31, 2014, 2013 and 2012, respectively. For the years ended December 31, 2014, 2013 and 2012, the Company recognized amortization expense of $2,430,000, $1,647,000 and $1,006,000, respectively, relating to the amortization of the origination costs.

        The unamortized balance of intangible lease assets as a result of acquired above market leases at December 31, 2014 will be deducted from rental income through 2032 as follows (amounts in thousands):

2015	$468
2016	453
2017	413
2018	348
2019	263
Thereafter	1,634

Total	$3,579

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

NOTE 3—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

        The unamortized balance of intangible lease liabilities as a result of acquired below market leases at December 31, 2014 will be added to rental income through 2055 as follows (amounts in thousands):

2015	$982
2016	967
2017	958
2018	835
2019	789
Thereafter	5,932

Total	$10,463

        The unamortized balance of origination costs associated with in-place leases at December 31, 2014 will be charged to amortization expense through 2055 as follows (amounts in thousands):

2015	$2,594
2016	2,480
2017	2,387
2018	2,238
2019	2,073
Thereafter	12,036

Total	$23,808

Minimum Future Rents

        The minimum future contractual rents (without taking into consideration straight-line rent or amortization of intangibles) to be received over the next five years and thereafter on the operating leases in effect at December 31, 2014 are as follows (amounts in thousands):

2015	$53,345
2016	50,916
2017	48,176
2018	45,803
2019	41,338
Thereafter	217,547

Total	$457,125

        The rental properties owned at December 31, 2014 are leased under non-cancellable operating leases with current expirations ranging from 2015 to 2044, with certain tenant renewal rights. Substantially all lease agreements are net lease arrangements which require the tenant to pay rent and substantially all the expenses of the leased property including maintenance, taxes, utilities and insurance. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases and others provide for increases based on the consumer price index.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

NOTE 3—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

Unbilled Rent Receivable

        At December 31, 2014 and 2013, the Company's unbilled rent receivables aggregating $12,815,000 and $13,743,000, respectively, represent rent reported on a straight-line basis in excess of rental payments required under the respective leases. The unbilled rent receivable is to be billed and received pursuant to the lease terms during the next 30 years.

        During the year ended December 31, 2014, the Company wrote off $2,417,000 of unbilled straight-line rent receivable relating to the New Jersey property sold during the year which reduced the gain on sale reported on the consolidated statements of income (see Note 4).

Acquisition Subsequent to December 31, 2014

        On February 25, 2015, the Company purchased through a joint venture in which it has a 90% interest, a shopping center located in Lakewood, Colorado for $17,485,000, which was financed in part by mortgage financing of $11,853,000. The mortgage, which matures in February 2025 bears interest at a rate of 4.12% per annum. The property has 29 tenant spaces and was 94.5% occupied at the time of acquisition.

NOTE 4—SALES OF PROPERTIES, DISCONTINUED OPERATIONS AND IMPAIRMENT

Sales of Properties

        On October 15, 2014, the Company sold a property located in Parsippany, New Jersey for $38,611,000, net of closing costs, and the write-off of unbilled rent receivable, resulting in a gain of $10,180,000, which is recorded as Gain on sale of real estate, net for the year ended December 31, 2014. In connection with the sale, the Company paid off the $13,417,000 mortgage on this property. Additionally, the Company incurred a $1,581,000 mortgage prepayment charge, which is recorded as Prepayment costs on debt related to sale of real estate in the accompanying consolidated statement of income for the year ended December 31, 2014. For federal tax purposes, the sale resulted in an estimated net gain of $20,700,000.

        On February 3, 2014, the Company sold two properties located in Michigan for a total sales price of $5,177,000, net of closing costs. The net book value of the two properties was $5,177,000 (after recording an impairment charge of $61,700, representing the loss on sale of the properties) and is recorded as Properties held-for-sale on the accompanying consolidated balance sheet at December 31, 2013. The impairment charge is recorded in discontinued operations for the year ended December 31, 2013.

        During 2012, the Company sold two properties located in Florida and leased to Office Depot, two properties located in New York and a property located in Texas. The total sales prices aggregated $36,062,000, net of closing costs, and the Company realized aggregate gains of $19,413,000 which is recorded as Net gain on sales in discontinued operations for the year ended December 31, 2012.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

NOTE 4—SALES OF PROPERTIES, DISCONTINUED OPERATIONS AND IMPAIRMENT (Continued)

Discontinued Operations

        As discussed in Note 2, in 2014, the Company adopted ASU 2014-08 which raises the threshold for disposals to qualify as discontinued operations. Accordingly, the property sold in October 2014 is not considered a discontinued operation. The following summarizes the components of income from discontinued operations which includes the two properties sold in February 2014 and the five properties sold in 2012 (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Rental income	$141	$973	$2,690

Depreciation and amortization	—	125	402
Real estate expenses	17	12	106
Interest expense	111	259	615

Total expenses	128	396	1,123

Income from operations	13	577	1,567
Impairment charge	—	(62)	—
Net gain on sales	—	—	19,413

Income from discontinued operations	$13	$515	$20,980

Property Held-for-Sale

        On January 13, 2015, a consolidated joint venture of the Company sold a property located in Cherry Hill, New Jersey for approximately $16,025,000, net of closing costs. At December 31, 2014, the Company classified the net book value of the property's land, building and building improvements of $10,176,000 as properties held-for-sale and the unbilled rent receivable of $120,000 related to this property is included in Unbilled rent receivable in the accompanying consolidated balance sheet. The sale resulted in a gain of approximately $5,400,000, which will be included in Gain on sale of real estate, net for the three months ended March 31, 2015. In connection with the sale, the Company paid off the $7,376,000 mortgage balance on this property and incurred a $478,000 expense related to the swap termination and will write off the deferred mortgage costs of $249,000 during the three months ended March 31, 2015. The non-controlling interest's share of income from the transaction is approximately $1,300,000.

Impairment of Property

        During the year ended December 31, 2014, the Company determined there were indicators of impairment at its property located in Morrow, Georgia. The tenant did not renew the lease which expired October 31, 2014, efforts to re-let the property were unsuccessful and the non-recourse mortgage on the property matured on November 1, 2014. Management determined that the undiscounted cash flows in the test for recoverability are less than the property's carrying amount, and that the fair value of the property is less than its carrying amount. Accordingly, the Company recorded an impairment charge of $1,093,000 which is included in the accompanying consolidated statement of

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

NOTE 4—SALES OF PROPERTIES, DISCONTINUED OPERATIONS AND IMPAIRMENT (Continued)

income for the year ended December 31, 2014. The property was acquired by the mortgagee on January 6, 2015 through a foreclosure proceeding. At December 31, 2014, the adjusted net book value of the property was $1,470,000.

NOTE 5—LEASE TERMINATION FEE INCOME

        In June 2014, the Company received a $1,269,000 lease termination fee from a retail tenant in a lease buy-out transaction. In connection with the receipt of this fee, the Company wrote-off $150,000 as an offset to rental income, representing the entire balance of the unbilled rent receivable and the intangible lease asset related to this property. The Company re-leased this property simultaneously with the termination of the existing tenant's lease.

NOTE 6—INVESTMENT IN UNCONSOLIDATED JOINT VENTURES AND SALES OF JOINT VENTURE PROPERTIES

        At December 31, 2014 and 2013, the Company had investments in five unconsolidated joint ventures, each of which owned and operated one property. The Company's equity investment in such unconsolidated joint ventures at such dates totaled $4,907,000 and $4,906,000, respectively. In addition to the $2,807,000 gain on the sale of a tenant-in-common property in 2013, the Company recorded equity in earnings of $533,000, $651,000 and $1,368,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

        Additionally, in April 2013, the Company sold its 90% equity interest in a joint venture recorded a gain of $1,898,000, which is included in the accompanying consolidated statement of income for the year ended December 31, 2013.

NOTE 7—DEBT OBLIGATIONS

Mortgages Payable

        At December 31, 2014, there were 59 outstanding mortgages payable, all of which are secured by first liens on individual real estate investments with an aggregate carrying value of $472,312,000 before accumulated depreciation of $61,592,000. After giving effect to the interest rate swap agreements (see Note 8), the mortgages bear interest at fixed rates ranging from 3.13% to 7.81%, and mature between 2015 and 2037. The weighted average interest rate on all mortgage debt was 5.02% and 5.22% at December 31, 2014 and 2013, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

NOTE 7—DEBT OBLIGATIONS (Continued)

        Scheduled principal repayments during the next five years and thereafter are as follows (amounts in thousands):

Year Ending December 31,
2015	$21,968
2016	32,986
2017	29,868
2018	19,760
2019	15,623
Thereafter	171,844

Total	$292,049

Line of Credit

        On December 31, 2014, the Company entered into an amendment of its $75,000,000 credit facility with Manufacturers & Traders Trust Company, VNB New York, LLC, Bank Leumi USA and Israel Discount Bank of New York, which, among other things, extends the facility's maturity to December 31, 2018 from March 31, 2015, decreases the minimum required average outstanding deposit balances to $3 million and eliminates the 4.75% interest rate floor. Under the amendment, the interest rate equals the one month LIBOR rate plus an applicable margin which ranges from 175 basis points to 300 basis points depending on the ratio of the Company's total debt to total value, as determined pursuant to the facility. An unused facility fee of .25% per annum continues to apply to the facility. Assuming that the 30-day LIBOR rate continues to be 0.17%, the rate in effect at the effective date of this amendment, the interest rate on the facility in the first quarter of 2015 will be approximately 1.92%. Prior to the amendment, the interest rate was 4.75% per annum. In connection with the amendment, the Company incurred a $562,500 commitment fee which will be amortized over the remaining term of the facility. At December 31, 2014 and March 9, 2015, there were outstanding balances of $13,250,000 and $9,150,000, respectively, under the facility.

        The credit facility includes certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, minimum amount of tangible net worth, minimum amount of debt service coverage, minimum amount of fixed charge coverage, maximum amount of debt to value, minimum level of net income, certain investment limitations and minimum value of unencumbered properties and the number of such properties. The Company was in compliance with all covenants at December 31, 2014.

        The facility is guaranteed by subsidiaries of the Company that own unencumbered properties and the Company pledged to the lenders the equity interests in the Company's subsidiaries. The facility is available for the acquisition of commercial real estate, repayment of mortgage debt, property improvements and general working capital purposes; provided, that if used for property improvements and working capital purposes, the amount outstanding for such purposes will not exceed the lesser of $15 million and 15% of the borrowing base and if used for working capital purposes, will not exceed $10 million. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under the credit facility.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

NOTE 8—FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts of cash and cash equivalents, restricted cash, escrow, deposits and other assets and receivables, and accrued expenses and other liabilities are not measured at fair value on a recurring basis, but are considered to be recorded at amounts that approximate fair value.

        At December 31, 2014, the $300,541,000 estimated fair value of the Company's mortgages payable is more than their carrying value by approximately $8,492,000 assuming a blended market interest rate of 4.5% based on the 9.1 year weighted average remaining term of the mortgages. At December 31, 2013, the $283,142,000 estimated fair value of the Company's mortgages payable is more than their carrying value by approximately $5,097,000 assuming a blended market interest rate of 5.0% based on the 9.0 year weighted average remaining term of the mortgages.

        At December 31, 2014 and 2013, the $13,250,000 and $23,250,000, respectively, carrying amount of the Company's line of credit approximates its fair value.

        The fair value of the Company's mortgages payable and line of credit are estimated using unobservable inputs such as available market information and discounted cash flow analysis based on borrowing rates the Company believes it could obtain with similar terms and maturities. These fair value measurements fall within Level 3 of the fair value hierarchy.

        Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Fair Value on a Recurring Basis

        The fair value of the Company's available-for-sale securities and derivative financial instruments was determined using the following inputs (amounts in thousands):

			Fair Value Measurements on a Recurring Basis
	As of December 31,	Carrying and Fair Value
			Level 1	Level 2
Financial assets:
Available-for-sale securities:
Equity securities	2014	$29	$29	$—
	2013	282	282	—
Derivative financial instruments:
Interest rate swaps	2014	$27	—	$27
	2013	265	—	265
Financial liabilities:
Derivative financial instruments:
Interest rate swaps	2014	$3,139	—	$3,139
	2013	774	—	774

        The Company does not currently own any financial instruments that are classified as Level 3.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

NOTE 8—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Available-for-sale securities

        At December 31, 2014, the Company's available-for-sale securities included a $29,000 investment in equity securities (included in other assets on the consolidated balance sheet). The aggregate cost of these securities was $5,300 and the unrealized gain was $24,000. At December 31, 2013, the Company's available-for-sale securities were as follows: (i) a $262,000 investment in 37,081 shares of BRT Realty Trust and (ii) a $20,000 investment in other equity securities (included in other assets on the consolidated balance sheet). The aggregate cost of these securities was $138,000 and unrealized gains on such securities were $144,000. Such unrealized gains were included in accumulated other comprehensive loss on the balance sheet. Fair values are approximated based on current market quotes from financial sources that track such securities.

        During 2014, the Company sold to Gould Investors L.P., a related party, 37,081 shares of BRT Realty Trust, a related party, for proceeds of $266,000 (based on the average of the closing prices for the 30 days preceding the sale). The cost of these shares was $132,000 and the Company realized a gain on sale of $134,000, of which $132,000 was reclassified from accumulated other comprehensive loss on the consolidated balance sheet into earnings. During 2013, the Company sold certain available-for-sale securities for gross proceeds of $19,000 and recognized gains of $6,000.

Derivative financial instruments

        Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

        Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparty. As of December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

        As of December 31, 2014, the Company had entered into 17 interest rate derivatives, all of which were interest rate swaps, related to 17 outstanding mortgage loans with an aggregate $80,372,000 notional amount and mature between 2016 and 2024 (weighted average maturity of 7.16 years). Such interest rate swaps, all of which were designated as cash flow hedges, converted LIBOR based variable rate mortgages to fixed annual rate mortgages with interest rates ranging from 3.55% to 5.75% and a weighted average interest rate of 4.84% at December 31, 2014. The fair value of the Company's derivatives designated as hedging instruments in asset and liability positions reflected as other assets or other liabilities on the consolidated balance sheets were $27,000 and $3,139,000, respectively, at December 31, 2014, and $265,000 and $774,000, respectively, at December 31, 2013.

        Two of the Company's unconsolidated joint ventures, in which a wholly owned subsidiary of the Company is a 50% partner, had an interest rate derivative outstanding at December 31, 2014 with a

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

NOTE 8—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

notional amount of $3,714,000. The interest rate derivative has an interest rate of 5.81% and matures in April 2018.

        The following table presents the effect of the Company's derivative financial instruments on the statement of income for the periods presented (amounts in thousands):

	Years Ended December 31,
	2014	2013	2012
One Liberty Properties and Consolidated Subsidiaries
Amount of loss recognized on derivatives in Other comprehensive loss	$(4,453)	$(1)	$(1,051)
Amount of loss reclassification from Accumulated other comprehensive loss into Interest expense	(1,810)	(962)	(504)
Unconsolidated Joint Ventures (Company's share)
Amount of (loss) gain recognized on derivative in Other comprehensive loss	$(32)	$21	$(79)
Amount of loss reclassification from Accumulated other comprehensive loss into Equity in earnings of unconsolidated joint ventures	(55)	(55)	(56)

        No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company's cash flow hedges for the three years ended December 31, 2014, 2013 and 2012. During the twelve months ending December 31, 2015, the Company estimates an additional $1,685,000 will be reclassified from other comprehensive income as an increase to interest expense.

        The derivative agreements in effect at December 31, 2014 provide that if the wholly owned subsidiary of the Company which is a party to the agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary's derivative obligation. In addition, the Company is a party to one of the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, the Company could be held liable for interest rate swap breakage losses, if any.

        As of December 31, 2014, the fair value of the derivatives in the liability position, including accrued interest and excluding any adjustments for nonperformance risk was approximately $3,440,000. In the unlikely event that the Company breaches any of the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $3,440,000. Such amount is included in accrued expenses and other liabilities at December 31, 2014.

Fair Value on a Non-Recurring Basis

        Non-financial assets measured at fair value on a non-recurring basis in the consolidated financial statements consists of a property located in Morrow, Georgia for which the Company recorded an impairment charge of $1,093,000 for the year ended December 31, 2014 (as disclosed in Note 4). The Company measured the fair value of the property using a sales comparison approach and included comparable sales and listings in the identified market adjusted for the subject property. Such inputs were determined to be Level 3 inputs in the fair value hierarchy. Significant unobservable inputs used

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

NOTE 8—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

in the fair value measurement include price per square foot rates, which range from $25 to $33 per square foot. The Company's internally prepared valuation is reviewed and approved by a diverse group of management, as deemed necessary, and valuations are performed and updated as appropriate.

NOTE 9—RELATED PARTY TRANSACTIONS

        At December 31, 2014 and 2013, Gould Investors L.P. ("Gould"), a related party, owned 1,704,765 and 1,597,304 shares of the outstanding common stock of the Company, or approximately 10.5% and 10.2%, respectively. During 2014, Gould purchased 106,761 shares of the Company's stock through the Company's dividend reinvestment plan and 700 shares of the Company's stock in the open market. During 2013, Gould purchased 69,595 shares of the Company's stock through the Company's dividend reinvestment plan and 3,700 shares of the Company's stock in the open market.

        Pursuant to the compensation and services agreement the Company entered into in 2007 with Majestic Property Management Corp. ("Majestic"), a company wholly-owned by the Company's Vice Chairman and in which certain of the Company's executive officers are officers and from which they receive compensation, the Company pays an annual fee to Majestic and Majestic provides the Company with the services of all affiliated executive, administrative, legal, accounting and clerical personnel, as well as property acquisition, sale and lease consulting and brokerage services, consulting services with respect to mortgage financings and construction supervisory services. The Company does not incur any fees or expenses for such services except for the annual fees described below.

        In consideration for providing to the Company the services described above, the Company, pursuant to the compensation and services agreement, paid Majestic a fee of $2,669,000 in 2014 and $2,725,000 in each of 2013 and 2012. (Effective July 1, 2014, certain employees of affiliated companies performing services pursuant to the compensation and services agreement are paid directly by the Company for services performed on the Company's behalf. Accordingly, the fees were reduced by $445,000 to give effect to this adjustment.) In 2014, $850,000, and in each of 2013 and 2012, $600,000, of property management costs included in these fees was allocated to real estate expenses. Majestic credits against the fees due to it under the compensation and services agreement any management or other fees received by it from any joint venture in which the Company is a joint venture partner (exclusive of fees that were paid by our joint venture partner on a property located in Los Angeles, California until its sale in May 2013). The compensation and services agreement also provides for an additional payment to Majestic of $186,000 in 2014 and $175,000 in each of 2013 and 2012 for the Company's share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies. The fee the Company pays Majestic is negotiated for each year by the Company and Majestic, and is approved by the Company's audit committee and independent directors.

        Executive officers and others providing services under the compensation and services agreement also receive awards of shares of restricted stock and restricted stock units under the Company's stock incentive plans (described in Note 10). The costs of the plans charged to the Company's operations applicable to the executive officers and others providing services under the compensation and services agreement amounted to $1,045,000, $867,000 and $743,000 in 2014, 2013, and 2012, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

NOTE 9—RELATED PARTY TRANSACTIONS (Continued)

        In addition to its share of rent included in the payment to Majestic of $186,000 in 2014 and $175,000 in each of 2013 and 2012, the Company leased additional space in the same building, and paid a subsidiary of Gould, an annual rent of $42,000 in 2014, and $41,000 in each of 2013 and 2012.

        The Company also paid fees of $250,000 and $100,000 in each of 2014, 2013 and 2012 to the Company's chairman and vice-chairman, respectively.

        Except for $850,000 in 2014 and $600,000 in each of 2013 and 2012 of real estate expenses described above, the fees paid under the compensation and services agreement, the chairman and vice-chairman fees and the rent expense are included in general and administrative expense in the Company's consolidated statements of income for the years ended December 31, 2014, 2013 and 2012.

        The Company obtains its property insurance in conjunction with Gould and reimburses Gould for the Company's share of the insurance cost. Insurance reimbursed to Gould was $400,000, $359,000, and $305,000 for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in real estate expenses in the Company's consolidated statements of income.

NOTE 10—STOCKHOLDERS' EQUITY

Stock Based Compensation

        The Company's 2012 Incentive Plan, approved by the Company's stockholders in June 2012, permits the Company to grant, among other things, stock options, restricted stock, restricted stock units, performance share awards and any one or more of the foregoing to its employees, officers, directors and consultants. A maximum of 600,000 shares of the Company's common stock is authorized for issuance pursuant to this Plan, of which 228,950 shares of restricted stock are outstanding at December 31, 2014. An aggregate of 452,000 shares of restricted stock and restricted stock units outstanding under the Company's 2003 and 2009 equity incentive plans (collectively, the "Prior Plans") have not yet vested. No additional awards may be granted under the Prior Plans.

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

        On September 14, 2010, the Board of Directors approved a Pay-For-Performance Program under the Company's 2009 Incentive Plan and awarded 200,000 performance share awards in the form of restricted stock units (the "Units"), half of which were awarded to full time employees of the Company. The other half were awarded to part time officers of the Company who are compensated through the compensation and services agreement, some of whom are also officers of Majestic. The holders of Units are not entitled to dividends or to vote the underlying shares until the Units vest and shares are issued. Accordingly, for financial statement purposes, the shares underlying the Units are not included in the shares shown as outstanding on the balance sheet. If the defined performance criteria are satisfied in full at June 30, 2017, one share of the Company's common stock will vest and be issued for each Unit outstanding and a pro-rata portion of the Units will vest and be issued if the

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

NOTE 10—STOCKHOLDERS' EQUITY (Continued)

performance criteria fall between defined ranges. In the event that the performance criteria are not satisfied in whole or in part at June 30, 2017, the unvested Units will be forfeited and no shares of the Company's common stock will be issued for those Units. For the awards which vest based on total stockholder return, a third party appraiser prepared a Monte Carlo simulation pricing model to determine the fair value. For the awards which vest based on return on capital, the fair value is based on the market value on the date of grant. Expense is not recognized on the Units which the Company does not expect to vest as a result of service conditions or the Company's performance expectations. The average per Unit grant price of the 200,000 units granted is $11.74. The total amount recorded as deferred compensation is $808,000 and is being charged to general and administrative expense over the approximate seven year vesting period. The deferred compensation expense to be recognized is net of certain forfeiture and performance assumptions (which are re-evaluated quarterly). No Units were forfeited or vested during 2014, 2013 and 2012.

        As of December 31, 2014, 2013 and 2012 there were no options outstanding under the Company's equity incentive plans.

        The following is a summary of the activity of the equity incentive plans (excluding, except as otherwise noted, the 200,000 Units):

	Years Ended December 31,
	2014	2013	2012
Restricted share grants	118,850	112,650	109,450
Average per share grant price	$20.54	$21.59	$16.77
Deferred compensation to be recognized over vesting period	$2,441,000	$2,432,000	$1,835,000
Non-vested shares:
Non-vested beginning of period	470,015	407,460	348,385
Grants	118,850	112,650	109,450
Vested during period	(101,300)	(50,095)	(49,325)
Forfeitures	(6,570)	—	(1,050)

Non-vested end of period	480,995	470,015	407,460

Average per share value of non-vested shares (based on grant price)	$14.55	$14.22	$12.59

Value of shares vested during the year (based on grant price)	$621,000	$876,000	$1,208,000

Average value of shares forfeited (based on grant price)	$15.49	$—	$13.65

        The total charge to operations for all incentive plans, including the 200,000 Units, is as follows:

Outstanding restricted stock grants	$1,701,000	$1,341,000	$1,050,000
Outstanding restricted stock units	132,000	99,000	173,000

Total charge to operations	$1,833,000	$1,440,000	$1,223,000

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

NOTE 10—STOCKHOLDERS' EQUITY (Continued)

        As of December 31, 2014, there were approximately $4,856,000 of total compensation costs related to non-vested awards that have not yet been recognized, including $297,000 related to the Pay-for-Performance Program (net of forfeiture and performance assumptions which are re-evaluated quarterly). These compensation costs will be charged to general and administrative expense over the remaining respective vesting periods. The weighted average vesting period is approximately 2.4 years.

Common Stock Dividend Distributions

        In 2014, 2013 and 2012, the Company declared an aggregate $1.50, $1.42 and $1.34 per share in cash distributions, respectively.

Distribution Reinvestment Plan

        The Company's Dividend Reinvestment Plan (the "DRP") provides stockholders with the opportunity to reinvest all, or a portion of, their cash dividends paid on the Company's common stock in additional shares of its common stock, at a discount of up to 5% from the market price. The discount is determined in the Company's sole discretion. The Company is currently offering up to a 5% discount from market. The Company issued 227,000, 210,000 and 215,000 common shares under the DRP during 2014, 2013 and 2012, respectively.

Shares Issued Through Equity Offering Program

        On March 20, 2014, the Company entered into an amended and restated equity offering sales agreement to sell shares of the Company's common stock from time to time with an aggregate sales price of up to approximately $38,360,000, through an "at the market" equity offering program. During 2014, the Company sold 179,051 shares for proceeds of $3,889,700, net of commissions of $39,000, and incurred offering costs, primarily professional fees, of $122,000. During 2013, the Company sold 363,463 shares for proceeds of $9,227,800, net of commissions of $93,000 and incurring offering costs, primarily professional fees, of $63,000.

NOTE 11—COMMITMENTS AND CONTINGENCIES

        The Company maintains a non-contributory defined contribution pension plan covering eligible employees. Contributions by the Company are made through a money purchase plan, based upon a percent of the qualified employees' total salary (subject to the maximum amount allowed by law). Pension expense approximated $191,000, $147,000 and $128,000 for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in general and administrative expenses in the Company's consolidated statements of income.

        The Company pays, with respect to one of its real estate properties, annual fixed leasehold rent of $296,875 through July 2014, $371,094 through July 2019, and $463,867 through March 3, 2020. The Company has the right to extend the lease for up to five 5-year and one seven month renewal options.

        As discussed in Note 3, the Company provided its land in Sandy Springs, Georgia as collateral for the owner/operator's mortgage loan and accordingly, the land position is subordinate to the mortgage.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

NOTE 11—COMMITMENTS AND CONTINGENCIES (Continued)

        In the ordinary course of business, the Company is party to various legal actions which management believes are routine in nature and incidental to the operation of the Company's business. Management believes that the outcome of the proceedings will not have a material adverse effect upon the Company's consolidated financial statements taken as a whole.

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

Reconciliation between Financial Statement Net Income and Federal Taxable Income (Unaudited):

        The following table reconciles financial statement net income to federal taxable income for the years indicated (amounts in thousands):

	2014 Estimate	2013 Actual	2012 Actual
Net income	$22,116	$17,875	$32,320
Straight line rent adjustments	(1,473)	(1,025)	(919)
Book gain on sale—less than (in excess of) tax gain	10,504	1,391	(445)
Rent received in advance, net	(172)	691	97
Adjustments for above/below market leases	(217)	(144)	6
Restricted stock expense-tax (in excess of) book	(149)	357	341
Federal excise tax, non-deductible	302	45	290
Book depreciation in excess of tax depreciation	2,901	1,686	(208)
Property acquisition costs—capitalized for tax purposes	425	850	836
Impairment charge	1,093	62	—
Other adjustments	(19)	(111)	(201)

Federal taxable income	$35,311	$21,677	$32,117

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

NOTE 12—INCOME TAXES (Continued)

Reconciliation between Cash Dividends Paid and Dividends Paid Deduction (Unaudited):

        The following table reconciles cash dividends paid with the dividends paid deduction for the years indicated (amounts in thousands):

	2014 Estimate	2013 Actual	2012 Actual
Dividends paid	$24,117	$21,999	$24,252
Dividend reinvestment plan(a)	197	230	256

	24,314	22,229	24,508
Less: Spillover dividends designated to previous year	(7,107)	(7,659)	—
Plus: Dividends designated from following year	18,104	7,107	7,659

Dividends paid deduction(b)	$35,311	$21,677	$32,167

(a)
Reflects the up to 5% discount on common stock purchased through the dividend reinvestment plan.

(b)
Dividends paid deduction is slightly higher than federal taxable income in 2012 to account for an adjustment made to federal taxable income as a result of the impact of the alternative minimum tax.

NOTE 13—SUBSEQUENT EVENTS

        Subsequent events have been evaluated and except as disclosed (i) below, (ii) in Note 3 (Real Estate Investments and Minimum Future Rentals) and (iii) in Note 4 (Sales of Properties, Discontinued Operations and Impairment), there were no other events relative to our consolidated financial statements that require additional disclosure.

        On January 15, 2015, 129,975 shares were issued as restricted share grants having an aggregate value of approximately $3,197,000 and are scheduled to vest in January 2020.

        On March 10, 2015, the Board of Directors declared a quarterly cash dividend of $.39 per share on the Company's common stock, totaling $6,382,000. The quarterly dividend is payable on April 7, 2015 to stockholders of record on March 27, 2015.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

NOTE 14—QUARTERLY FINANCIAL DATA (Unaudited):

                      (In Thousands, Except Per Share Data)

	Quarter Ended
						Total For Year
2014	March 31	June 30	Sept. 30	Dec. 31
Total revenues	$14,402	$15,665	$15,187	$15,223		$60,477

Income from continuing operations	$3,287	$4,662	$2,647	$11,601	(a)	$22,197
Income from discontinued operations	13	—	—	—		13

Net income	$3,300	$4,662	$2,647	$11,601		$22,210

Net income attributable to One Liberty Properties, Inc.	$3,273	$4,640	$2,620	$11,583		$22,116

Weighted average number of common shares outstanding:
Basic:	15,356	15,518	15,650	15,727		15,563

Diluted:	15,456	15,618	15,750	15,827		15,663

Basic:
Income from continuing operations	$.20	$.29	$.16	$.71		$1.37	(b)
Income from discontinued operations	—	—	—	—		—

Net income	$.20	$.29	$.16	$.71		$1.37	(b)

Diluted:
Income from continuing operations	$.20	$.29	$.16	$.71		$1.37	(b)
Income from discontinued operations	—	—	—	—		—

Net income	$.20	$.29	$.16	$.71		$1.37	(b)

(a)
Includes a $10.2 million net gain on sale of real estate and a $1.6 million prepayment cost on debt related to the sale.

(b)
Calculated on weighted average shares outstanding for the year.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

NOTE 14—QUARTERLY FINANCIAL DATA (Unaudited): (Continued)

	Quarter Ended
					Total For Year
2013	March 31	June 30	Sept. 30	Dec. 31
Total revenues as previously reported	$12,102	$12,227	$13,214	$14,166	$51,709
Revenues from discontinued operations(c)	(240)	(246)	(244)	—	(730)

Total revenues	$11,862	$11,981	$12,970	$14,166	$50,979

Income from continuing operations(d)	$3,313	$7,607	$3,084	$3,405	$17,409
Income from discontinued operations(d)	136	145	144	90	515

Net income	$3,449	$7,752	$3,228	$3,495	$17,924

Net income attributable to One Liberty Properties, Inc.	$3,450	$7,736	$3,211	$3,478	$17,875

Weighted average number of common shares outstanding:
Basic:	14,672	14,844	15,093	15,178	14,948

Diluted:	14,772	14,944	15,193	15,278	15,048

Basic:
Income from continuing operations(c)	$.21	$.50	$.19	$.21	$1.12	(e)
Income from discontinued operations(c)	.01	.01	.01	.01	.03	(e)

Net income	$.22	$.51	$.20	$.22	$1.15	(e)

Diluted:
Income from continuing operations(c)	$.21	$.49	$.19	$.21	$1.11	(e)
Income from discontinued operations(c)	.01	.01	.01	.01	.03	(e)

Net income	$.22	$.50	$.20	$.22	$1.14	(e)

(c)
Represents revenues from discontinued operations which were previously included in rental revenues as previously reported.

(d)
Amounts have been adjusted to give effect to discontinued operations.

(e)
Calculated on weighted average shares outstanding for the year.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
Schedule III—Consolidated Real Estate and Accumulated Depreciation
December 31, 2014
(Amounts in Thousands)

					Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2014
			Initial Cost to Company
				Building & Improvements			Building & Improvements		Accumulated Depreciation(1)	Date of Construction	Date Acquired
Type	Location	Encumbrances	Land		Improvements	Land		Total
Flex	Ronkonkoma, NY	$3,702	$1,042	$4,171	$1,496	$1,042	$5,667	$6,709	$1,690	1986	2000
Flex	Hauppauge, NY	8,326	1,952	10,954	—	1,952	10,954	12,906	3,845	1982	2000
Flex	Fort Mill, SC	8,996	1,840	12,687	—	1,840	12,687	14,527	512	1992	2013
Health & Fitness	Tucker, GA	4,968	807	3,027	3,126	807	6,153	6,960	1,775	1988	2002
Health & Fitness	Hamilton, OH	5,178	1,483	5,953	—	1,483	5,953	7,436	580	2008	2011
Health & Fitness	Secaucus, NJ	9,590	5,449	9,873	—	5,449	9,873	15,322	507	1986	2012
Industrial	Columbus, OH	—	435	1,703	—	435	1,703	2,138	606	1979	1995
Industrial	West Palm Beach, FL	—	181	724	—	181	724	905	293	1973	1998
Industrial	New Hyde Park, NY	—	182	728	33	182	761	943	292	1960	1999
Industrial	Melville, NY	2,982	774	3,029	975	774	4,004	4,778	998	1982	2003
Industrial	Philadelphia, PA	5,489	1,981	7,668	—	1,981	7,668	9,649	1,893	1964	2005
Industrial	Saco, ME	3,174	1,027	3,623	—	1,027	3,623	4,650	789	2001	2006
Industrial	Baltimore, MD(2)	21,114	6,474	25,282	—	6,474	25,282	31,756	5,084	1960	2006
Industrial	Durham, NC	2,053	1,043	2,404	—	1,043	2,404	3,447	249	1991	2011
Industrial	Pinellas Park, FL	—	1,231	1,669	—	1,231	1,669	2,900	134	1995	2012
Industrial	Miamisburg, OH	822	165	1,348	—	165	1,348	1,513	80	1987	2012
Industrial	Indianapolis, IN	6,395	1,224	6,935	—	1,224	6,935	8,159	300	1997	2013
Industrial	Fort Mill, SC	26,671	1,804	33,650	—	1,804	33,650	35,454	1,543	1997	2013
Industrial	New Hope, MN	—	881	6,064		881	6,064	6,945	19	1967	2014
Industrial	Joppa, MD	—	3,805	8,142	42	3,805	8,184	11,989	115	1994	2014
Office	Brooklyn, NY	5,029	1,381	5,447	2,870	1,381	8,317	9,698	2,997	1973	1998
Other	Greensboro, NC	5,038	—	8,328	—	—	8,328	8,328	5,567	1999	2004
Other	Round Rock, TX	14,898	1,678	16,670	—	1,678	16,670	18,348	578	2012	2013
Other	Sandy Springs, GA	—	6,516	—		6,516	—	6,516	—	N/A	2014
Other	Indianapolis, IN	4,500	3,087	5,225		3,087	5,225	8,312	29	1997	2014
Retail	Seattle, WA	—	201	189	—	201	189	390	129	1986	1987
Retail	Rosenberg, TX	—	216	863	67	216	930	1,146	422	1994	1995
Retail	Denver, CO	2,801	780	3,248	418	780	3,666	4,446	1,598	1995	1996
Retail	Ft. Myers, FL	2,947	1,013	4,054	—	1,013	4,054	5,067	1,837	1995	1996

					Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2014
			Initial Cost to Company
				Building & Improvements			Building & Improvements		Accumulated Depreciation(1)	Date of Construction	Date Acquired
Type	Location	Encumbrances	Land		Improvements	Land		Total
Retail	Atlanta, GA	1,466	460	2,461	—	460	2,461	2,921	1,455	1994	1996
Retail	Houston, TX	—	396	1,583	30	396	1,613	2,009	666	1997	1998
Retail	Selden, NY	3,175	572	2,287	150	572	2,437	3,009	949	1997	1999
Retail	Champaign, IL	1,793	791	3,165	274	791	3,439	4,230	1,289	1985	1999
Retail	El Paso, TX	—	2,821	11,123	321	2,821	11,444	14,265	4,244	1974	2000
Retail	Lake Charles, LA(3)	—	1,167	4,669	521	1,167	5,190	6,357	1,495	1998	2002
Retail	Somerville, MA	1,906	510	1,993	24	510	2,017	2,527	598	1993	2003
Retail	Newark, DE	1,934	935	3,643	10	935	3,653	4,588	1,037	1996	2003
Retail	Knoxville, TN	3,781	2,290	8,855	—	2,290	8,855	11,145	2,390	2003	2004
Retail	Athens, GA(3)	2,978	1,130	4,340	—	1,130	4,340	5,470	1,153	2003	2004
Retail	Onalaska, WI	—	753	3,099	—	753	3,099	3,852	785	1994	2004
Retail	Bastrop, LA	993	378	1,465	—	378	1,465	1,843	297	1995	2006
Retail	Kentwood, LA	966	368	1,425	—	368	1,425	1,793	290	1995	2006
Retail	Monroe, LA	993	378	1,465	—	378	1,465	1,843	297	1995	2006
Retail	Monroe, LA	948	361	1,399	—	361	1,399	1,760	284	1995	2006
Retail	D'lberville, MS	966	368	1,425	—	368	1,425	1,793	289	1995	2006
Retail	Flowood, MS	1,029	392	1,517	—	392	1,517	1,909	308	1995	2006
Retail	Vicksburg, MS	940	358	1,385	—	358	1,385	1,743	282	1985	2006
Retail	Vicksburg, MS	1,145	436	1,689	—	436	1,689	2,125	343	1995	2006
Retail	Hyannis, MA	831	802	2,324	—	802	2,324	3,126	404	1998	2008
Retail	Marston Mills, MA	344	461	2,313	—	461	2,313	2,774	397	1998	2008
Retail	Everett, MA	1,265	1,935	—	—	1,935	—	1,935	—	N/A	2008
Retail	Royersford, PA	19,750	19,538	3,150	403	19,538	3,553	23,091	412	2001	2010
Retail	Monroeville, PA	—	450	863	—	450	863	1,313	100	1994	2010
Retail	Kansas City, MO	4,133	2,958	5,691	—	2,958	5,691	8,649	646	2004	2010
Retail	Houston, TX	2,697	1,962	1,540	—	1,962	1,540	3,502	182	2006	2010
Retail	Houston, TX	—	2,002	1,800	—	2,002	1,800	3,802	210	2009	2010
Retail	Bolingbrook, IL	—	834	1,887	90	834	1,977	2,811	187	2001	2011
Retail	Crystal Lake, IL	1,913	615	1,899	—	615	1,899	2,514	207	1997	2011
Retail	Niles, IL	3,245	843	3,485	—	843	3,485	4,328	332	1995	2011
Retail	Lawrence, KS	—	134	938	—	134	938	1,072	67	1915	2012
Retail	Greensboro, NC	1,463	1,046	1,552	29	1,046	1,581	2,627	43	2002	2014
Retail	Highlands Ranch, CO	—	2,361	2,924		2,361	2,924	5,285	53	1995	2014
Retail	Woodbury, MN	3,183	1,190	4,003		1,190	4,003	5,193	71	2006	2014
Retail	Cape Girardeau, MO	1,336	545	1,547	—	545	1,547	2,092	97	1994	2012
Retail	Cherry Hill, NJ(5)	7,389	3,584	2,794	4,866	3,584	7,660	11,244	1,067	2000	2011
Retail	Clemmons, NC	2,410	2,564	3,293	—	2,564	3,293	5,857	210	1993	2013
Retail	Deptford, NJ	1,924	572	1,779	705	572	2,484	3,056	252	1981	2012

					Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2014
			Initial Cost to Company
				Building & Improvements			Building & Improvements		Accumulated Depreciation(1)	Date of Construction	Date Acquired
Type	Location	Encumbrances	Land		Improvements	Land		Total
Retail—Restaurant	Reading, PA	787	655	625	—	655	625	1,280	70	1981	2010
Retail—Restaurant	Reading, PA	775	618	643	—	618	643	1,261	73	1983	2010
Retail—Restaurant	Hanover, PA	871	736	686	—	736	686	1,422	75	1992	2010
Retail—Restaurant	Gettysburg, PA	893	754	704	—	754	704	1,458	77	1991	2010
Retail—Restaurant	Trexlertown, PA	759	800	439	—	800	439	1,239	48	1994	2010
Retail—Restaurant	Island Park, NY	1,047	1,235	1,355	—	1,235	1,355	2,590	164	1947	2010
Retail—Restaurant	Carrollton, GA	1,698	796	1,458	—	796	1,458	2,254	120	1996	2012
Retail—Restaurant	Cartersville, GA	1,606	786	1,346	—	786	1,346	2,132	118	1995	2012
Retail—Restaurant	Kennesaw, GA	1,316	702	916	—	702	916	1,618	80	1989	2012
Retail—Restaurant	Lawrenceville, GA	1,263	866	899	—	866	899	1,765	100	1988	2012
Retail—Restaurant	Killeen, TX	—	1,265	803	—	1,265	803	2,068	50	2007	2013
Retail—Restaurant	Concord, NC	1,647	999	1,076	—	999	1,076	2,075	45	2000	2013
Retail—Restaurant	Myrtle Beach, SC	1,647	1,102	1,161	—	1,102	1,161	2,263	48	1978	2013
Retail—Restaurant	Ann Arbor, MI	1,462	1,098	1,460	—	1,098	1,460	2,558	63	1998	2013
Retail—Restaurant	Greensboro, NC	3,488	1,770	1,237	—	1,770	1,237	3,007	40	1983	2013
Retail—Restaurant	Richmond, VA	—	1,680	1,341	—	1,680	1,341	3,021	42	1983	2013
Retail—Restaurant	Indianapolis, IN	996	853	1,465		853	1,465	2,318	41	1982	2014
Retail—Supermarket	West Hartford, CT	—	2,881	94	326	2,881	420	3,301	61	N/A	2010
Retail—Supermarket	West Hartford, CT	12,427	9,296	4,813	261	9,296	5,074	14,370	615	2005	2010
Retail—Supermarket	Philadelphia, PA	4,626	1,793	5,640		1,793	5,640	7,433	32	1992	2014
Retail—Furniture	Columbus, OH	—	1,445	5,431	350	1,445	5,781	7,226	2,475	1996	1997
Retail—Furniture	Duluth, GA(4)	1,757	778	3,436	—	778	3,436	4,214	748	1987	2006
Retail—Furniture	Fayetteville, GA(4)	2,204	976	4,308	—	976	4,308	5,284	938	1987	2006
Retail—Furniture	Wichita, KS(4)	2,684	1,189	5,248	—	1,189	5,248	6,437	1,143	1996	2006
Retail—Furniture	Lexington, KY(4)	1,806	800	3,532	—	800	3,532	4,332	769	1999	2006
Retail—Furniture	Bluffton, SC(4)	1,330	589	2,600	—	589	2,600	3,189	566	1994	2006
Retail—Furniture	Amarillo, TX(4)	1,948	863	3,810	—	863	3,810	4,673	830	1996	2006
Retail—Furniture	Austin, TX(4)	3,583	1,587	7,010	—	1,587	7,010	8,597	1,526	2001	2006
Retail—Furniture	Tyler, TX(4)	2,328	1,031	4,554	—	1,031	4,554	5,585	991	2001	2006
Retail—Furniture	Newport News, VA(4)	1,696	751	3,316	—	751	3,316	4,067	722	1995	2006
Retail—Furniture	Richmond, VA(4)	1,957	867	3,829	—	867	3,829	4,696	833	1979	2006
Retail—Furniture	Virginia Beach, VA(4)	1,928	854	3,770	—	854	3,770	4,624	821	1995	2006
Retail	Houston, TX	4,844	3,122	3,767	52	3,122	3,819	6,941	321	2001	2012

					Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2014
			Initial Cost to Company
				Building & Improvements			Building & Improvements		Accumulated Depreciation(1)	Date of Construction	Date Acquired
Type	Location	Encumbrances	Land		Improvements	Land		Total
Retail—Restaurant	Hauppauge, NY	1,910	725	2,963	—	725	2,963	3,688	676	1992	2005
Retail—Restaurant	Palmyra, PA	797	650	650	—	650	650	1,300	72	1981	2010
Retail—Furniture	Gurnee, IL	2,398	834	3,635	—	834	3,635	4,469	753	1994	2006
Retail—Furniture	Naples, FL	—	3,070	2,846	—	3,070	2,846	5,916	448	1992	2008
Retail—Office Supply	Batavia, NY(3)	—	515	2,061	—	515	2,061	2,576	818	1998	1999
Retail—Office Supply	Kennesaw, GA(3)	—	1,501	4,349	—	1,501	4,349	5,850	684	1995	2008
Retail—Office Supply	Chicago, IL(3)	—	3,877	2,256	—	3,877	2,256	6,133	355	1994	2008
Retail—Office Supply	Cary, NC(3)	—	1,129	3,736	—	1,129	3,736	4,865	588	1995	2008
Retail—Office Supply	Eugene, OR(3)	—	1,952	2,096	—	1,952	2,096	4,048	330	1994	2008
Retail—Office Supply	El Paso, TX(3)	—	1,035	2,700	—	1,035	2,700	3,735	425	1993	2008

		$292,049	$168,737	$406,492	$17,439	$168,737	$423,931	$592,668	$77,643

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

Note 3—These eight properties are retail office supply stores net leased to the same tenant, pursuant to separate leases. Five of these leases contain cross default provisions. They are located in seven states (Illinois, Louisiana, North Carolina, Texas, Georgia, Oregon, and New York).

Note 4—These 11 properties are retail furniture stores covered by one master lease and one loan that is secured by cross—collateralized mortgages. They are located in six states (Georgia, Kansas, Kentucky, South Carolina, Texas and Virginia).

Note 5—This property was held-for-sale at December 31, 2014.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
Notes to Schedule III
Consolidated Real Estate and Accumulated Depreciation

(a)
Reconciliation of "Real Estate and Accumulated Depreciation"
                              (Amounts in Thousands)

	Year Ended December 31,
	2014	2013	2012
Investment in real estate(b):
Balance, beginning of year	$574,424	$473,341	$430,337
Addition: Land, buildings and improvements	57,584	101,145	43,004
Deduction: Properties sold	(38,247)	—	—
Deduction: Impairment loss/charge	(1,093)	(62)	—

Balance, end of year	$592,668	$574,424	$473,341

	(c)
Accumulated depreciation(b):
Balance, beginning of year	$73,060	$62,816	$54,214
Addition: Depreciation	12,064	10,244	8,602
Deduction: Accumulated depreciation related to properties sold	(7,481)	—	—

Balance, end of year	$77,643	$73,060	$62,816

(b)
Includes one property held-for-sale in 2014 and two properties held-for-sale in 2013.

(c)
The aggregate cost of the properties is approximately $1,808 lower for federal income tax purposes at December 31, 2014.