Form 10-Q
period 2015-03-31
ONE LIBERTY PROPERTIES INC
filed 2015-05-11
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC   20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

As of May 4, 2015, the registrant had 16,412,382 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Real estate investments, at cost
Land	$184,846	$165,153
Buildings and improvements	440,443	416,272
Total real estate investments, at cost	625,289	581,425
Less accumulated depreciation	78,091	76,575
Real estate investments, net	547,198	504,850

Property held-for-sale	—	10,176
Investment in unconsolidated joint ventures	2,486	4,907
Cash and cash equivalents	23,153	20,344
Restricted cash	1,335	1,607
Unbilled rent receivable (including $120 related to property held-for-sale in 2014)	12,870	12,815
Unamortized intangible lease assets, net	29,104	27,387
Escrow, deposits and other assets and receivables	4,561	4,310
Unamortized deferred financing costs, net	3,981	4,043
Total assets	$624,688	$590,439

Liabilities and Equity
Liabilities:
Mortgages payable	$304,808	$292,049
Line of credit	28,250	13,250
Dividends payable	6,381	6,322
Accrued expenses and other liabilities	12,026	12,451
Unamortized intangible lease liabilities, net	15,028	10,463
Total liabilities	366,493	334,535

Commitments and contingencies	—	—

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized; 15,822 and 15,728 shares issued and outstanding	15,822	15,728
Paid-in capital	220,935	219,867
Accumulated other comprehensive loss	(3,999)	(3,195)
Accumulated undistributed net income	23,352	21,876
Total One Liberty Properties, Inc. stockholders’ equity	256,110	254,276
Non-controlling interests in consolidated joint ventures	2,085	1,628
Total equity	258,195	255,904

Total liabilities and equity	$624,688	$590,439

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental income, net	$13,894	$13,813
Tenant reimbursements	782	589
Lease termination fee	650	—
Total revenues	15,326	14,402

Operating expenses:
Depreciation and amortization	3,734	3,577
General and administrative (including $507 and $708, respectively, to related parties)	2,392	2,211
Federal excise and state taxes	74	62
Real estate expenses (including $223 and $213, respectively, to related party)	1,334	1,098
Leasehold rent	77	77
Real estate acquisition costs	248	40
Total operating expenses	7,859	7,065

Operating income	7,467	7,337

Other income and expenses:
Equity in earnings of unconsolidated joint ventures	147	133
Other income	3	8
Purchase price fair value adjustment	960	—
Gain on sale of real estate, net	5,392	—
Prepayment costs on debt	(568)	—
Interest:
Expense	(3,739)	(3,953)
Amortization and write-off of deferred financing costs	(455)	(238)
Income from continuing operations	9,207	3,287
Income from discontinued operations	—	13

Net income	9,207	3,300

Net income attributable to non-controlling interests	(1,351)	(27)

Net income attributable to One Liberty Properties, Inc.	$7,856	$3,273

Weighted average number of common shares outstanding:
Basic	15,776	15,356
Diluted	15,876	15,456

Per common share attributable to common stockholders - basic:	$.48	$.20

Per common share attributable to common stockholders - diluted:	$.48	$.20

Cash distributions declared per share of common stock	$.39	$.37

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$9,207	$3,300
Other comprehensive loss
Net unrealized gain on available-for-sale securities	3	5
Net unrealized loss on derivative instruments	(734)	(718)
One Liberty Property’s share of joint venture net unrealized loss on derivative instruments	(48)	(3)
Other comprehensive loss	(779)	(716)

Comprehensive income	8,428	2,584
Comprehensive income attributable to non-controlling interests	(1,351)	(27)
Unrealized gain (loss) on derivative instruments attributable to non-controlling interests	25	(10)
Comprehensive income attributable to One Liberty Properties, Inc.	$7,102	$2,547

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the three month period ended March 31, 2015 (Unaudited)

and the year ended December 31, 2014

(Amounts in Thousands, Except Per Share Data)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Undistributed Net Income	Non-Controlling Interests in Joint Ventures	Total

Balances, December 31, 2013	$15,221	$210,324	$(490)	$23,877	$1,158	$250,090

Distributions - common stock Cash - $1.50 per share	—	—	—	(24,117)	—	(24,117)
Shares issued through equity offering program — net	179	3,589	—	—	—	3,768
Restricted stock vesting	101	(101)	—	—	—	—
Shares issued through dividend reinvestment plan	227	4,222	—	—	—	4,449
Contributions from non-controlling interests	—	—	—	—	639	639
Distributions to non-controlling interests	—	—	—	—	(228)	(228)
Compensation expense - restricted stock	—	1,833	—	—	—	1,833
Net income	—	—	—	22,116	94	22,210
Other comprehensive loss	—	—	(2,705)	—	(35)	(2,740)
Balances, December 31, 2014	15,728	219,867	(3,195)	21,876	1,628	255,904

Distributions - common stock Cash - $.39 per share	—	—	—	(6,380)	—	(6,380)
Restricted stock vesting	71	(71)	—	—	—	—
Shares issued through dividend reinvestment plan	23	562	—	—	—	585
Contribution from non-controlling interest	—	—	—	—	663	663
Distributions to non-controlling interests	—	—	—	—	(1,582)	(1,582)
Compensation expense - restricted stock	—	577	—	—	—	577
Net income	—	—	—	7,856	1,351	9,207
Other comprehensive loss (gain)	—	—	(804)	—	25	(779)

Balances, March 31, 2015	$15,822	$220,935	$(3,999)	$23,352	$2,085	$258,195

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$9,207	$3,300
Adjustments to reconcile net income to net cash provided by operating activities:
Purchase price fair value adjustment	(960)	—
Gain on sale of real estate	(5,392)	—
Prepayment costs on debt	568	—
Increase in rental income from straight-lining of rent	(175)	(336)
Increase in rental income from amortization of intangibles relating to leases	(127)	(56)
Amortization of restricted stock expense	577	472
Equity in earnings of unconsolidated joint ventures	(147)	(133)
Distributions of earnings from unconsolidated joint ventures	212	113
Depreciation and amortization	3,734	3,577
Amortization and write-off of financing costs	455	240
Payment of leasing commissions	(550)	(3)
Changes in assets and liabilities:
(Increase) decrease in escrow, deposits, other assets and receivables	(84)	1,099
Decrease in accrued expenses and other liabilities	(983)	(1,028)
Net cash provided by operating activities	6,335	7,245

Cash flows from investing activities:
Purchase of real estate	(31,413)	(5,109)
Improvements to real estate	(355)	(38)
Net proceeds from sale of real estate	16,025	5,177
Purchase of partner’s interest in unconsolidated joint venture	(6,300)	—
Additional investment in unconsolidated joint venture	(3,664)	—
Distributions of return of capital from unconsolidated joint ventures	575	7
Net cash (used in) provided by investing activities	(25,132)	37

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(1,875)	(1,874)
Repayment of mortgages payable	(12,168)	(19,003)
Prepayment costs on debt	(568)	—
Proceeds from mortgage financings	28,268	27,735
Proceeds from sale of common stock, net	—	644
Proceeds from bank line of credit	29,900	3,500
Repayment on bank line of credit	(14,900)	(13,900)
Issuance of shares through dividend reinvestment plan	585	1,294
Payment of financing costs	(397)	(260)
Capital contribution from non-controlling interest	663	—
Distributions to non-controlling interests	(1,582)	(75)
Cash distributions to common stockholders	(6,320)	(5,806)
Net cash provided by (used in) financing activities	21,606	(7,745)

Net increase (decrease) in cash and cash equivalents	2,809	(463)
Cash and cash equivalents at beginning of period	20,344	16,631
Cash and cash equivalents at end of period	$23,153	$16,168

Continued on next page

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

	Three Months Ended March 31,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$3,783	$4,027
Cash paid during the period for Federal excise tax	300	64

Supplemental schedule of non-cash investing and financing activities:
Mortgage debt extinguished upon conveyance of property to mortgagee by deed-in-lieu of foreclosure	$1,466	$—
Consolidation of real estate investment	2,633	—
Purchase accounting allocation - intangible lease assets	2,518	408
Purchase accounting allocation - intangible lease liabilities	4,813	371
Restricted cash for tenant improvements and other reserve, net	(272)	—

See accompanying notes to consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015

Note 1 - Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland.  OLP is a self-administered and self-managed real estate investment trust (“REIT”).  OLP acquires, owns and manages a geographically diversified portfolio of retail, industrial, flex, health and fitness and other properties, a substantial portion of which are subject to long-term net leases.  As of
March 31, 2015, OLP owns 116 properties, including seven properties owned by consolidated joint ventures and four properties owned by unconsolidated joint ventures. The 116 properties are located in 30 states.

Note 2 — Summary Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in OLP’s Annual Report on Form 10-K for the year ended December 31, 2014.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

The consolidated financial statements include the accounts and operations of OLP, its wholly-owned subsidiaries, its joint ventures in which the Company, as defined, has a controlling interest, and variable interest entities (“VIEs”) of which the Company is the primary beneficiary.  OLP and its consolidated subsidiaries are hereinafter referred to as the “Company”.  Material intercompany items and transactions have been eliminated in consolidation.

Investment in Joint Ventures

The Company assesses the accounting treatment for each joint venture investment. This assessment includes a review of each joint venture or limited liability company agreement to determine the rights of each party and whether those rights are protective or participating. The agreements typically contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and to pay capital expenditures and operating expenditures outside of the approved budget or operating plan. In situations where the Company and its partner, among other things, (i) approve the annual budget, (ii) approve certain expenditures, (iii) prepare or review and approve the joint venture’s tax return before filing, and (iv) approve each lease at a property, the Company does not consolidate the joint venture as the Company considers these to be substantive participation rights that result in shared power over the activities that most significantly impact the performance of the joint venture.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015 (Continued)

Note 2 - Summary Accounting Policies (continued)

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

Variable Interest Entities

The Financial Accounting Standards Board, or FASB, provides guidance for determining whether an entity is a VIE.  VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, which is the party that (i) has the power to control the activities that most significantly impact the VIE’s economic performance and (ii) has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

Properties Held for Sale

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements.  Under the guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held-for-sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Additionally, the guidance requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation.  The Company early adopted the guidance effective January 1, 2014 for disposals (or classifications as held-for-sale) that have not been reported in financial statements previously issued.  It did not apply to the two properties sold in February 2014 because these properties were previously classified as properties held-for-sale as of December 31, 2013 and will continue to be accounted for as discontinued operations for the periods presented. It is expected that most of the Company’s future dispositions will not meet the criteria for being treated as a discontinued operation.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015 (Continued)

Note 2 - Summary Accounting Policies (continued)

Real estate investments are classified as held-for-sale when management has determined that it has met the applicable criteria.  Real estate investments which are held-for-sale are not depreciated.

Tenant Reimbursements

Tenant reimbursements represent contractually obligated reimbursements from tenants for recoverable real estate taxes and operating expenses and are recognized when earned.

Reclassifications

Certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current period’s presentation; primarily to break out tenant reimbursements of $589,000 that had been included in rental income, net, on the consolidated statements of income for the three months ended March 31, 2014.

Note 3 - Earnings Per Common Share

Basic earnings per share was determined by dividing net income allocable to common stockholders for each year by the weighted average number of shares of common stock outstanding during each year. Net income is also allocated to the unvested restricted stock outstanding during each year, as the restricted stock is entitled to receive dividends and is therefore considered a participating security.  Unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders, other than the holders of unvested restricted stock.  The restricted stock units awarded under the Pay-for-Performance program are excluded from the basic earnings per share calculation, as these units are not participating securities (see Note 14).

Diluted earnings per share reflects the potential dilution that could occur if securities or other rights exercisable for, or convertible into, common stock were exercised or converted or otherwise resulted in the issuance of common stock that shared in the earnings of the Company.  For the three months ended March 31, 2015 and 2014, the diluted weighted average number of shares of common stock includes 100,000 shares (of an aggregate of 200,000 shares) of common stock underlying the restricted stock units awarded pursuant to the Pay-For-Performance program.  These 100,000 shares may vest upon satisfaction of the total stockholder return metric. The number of shares that would be issued pursuant to this metric is based on the market price and dividends paid as of the end of each quarterly period assuming the end of that quarterly period was the end of the vesting period.  The remaining 100,000 shares of common stock underlying the restricted stock units awarded under the Pay-For-Performance program are not included during the three months ended March 31, 2015 and 2014, as they did not meet the return on capital performance metric during such periods.

There were no options outstanding to purchase shares of common stock or other rights exercisable for, or convertible into, common stock during the three months ended March 31, 2015 and 2014.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015 (Continued)

Note 3 - Earnings Per Common Share (continued)

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Numerator for basic and diluted earnings per share:
Income from continuing operations	$9,207	$3,287
Less net income attributable to non-controlling interests	(1,351)	(27)
Less earnings allocated to unvested restricted stock (a)	(261)	(178)
Income from continuing operations available for common stockholders	7,595	3,082
Discontinued operations	—	13
Net income available for common stockholders, basic and diluted	$7,595	$3,095

Denominator for basic earnings per share:
- weighted average common shares	15,776	15,356
Effect of diluted securities:
- restricted stock units awarded under Pay-for-Performance program	100	100
Denominator for diluted earnings per share
- weighted average shares	15,876	15,456

Earnings per common share, basic	$.48	$.20
Earnings per common share, diluted	$.48	$.20

Net income attributable to One Liberty Properties, Inc. common stockholders, net of non-controlling interests:
Income from continuing operations	$7,856	$3,260
Income from discontinued operations	—	13
Net income attributable to One Liberty Properties, Inc.	$7,856	$3,273

(a)         Represents an allocation to unvested restricted stock, which as participating securities are entitled to receive dividends.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015 (Continued)

Note 4 - Real Estate Acquisitions

The following chart details the Company’s acquisitions of real estate and an interest in a joint venture during the three months ended March 31, 2015 (amounts in thousands):

Description of Property	Date Acquired	Contract Purchase Price	Terms of Payment	Third Party Real Estate Acquisition Costs (a)
Marston Park Plaza retail stores, Lakewood, Colorado (b)	February 25, 2015	$17,485	Cash and $11,853 mortgage (c)	$184
Interline Brands distribution facility, Louisville, Kentucky	March 18, 2015	4,400	Cash and $2,640 mortgage (d)	44
Land — The Meadows Apartments, Lakemoor, Illinois	March 24, 2015	9,300	All cash	—	(e)
Joint venture interest- Shopko retail store, Lincoln, Nebraska (f)	March 31, 2015	6,300	All cash (f)	—
Other costs (g)		—		20
Totals		$37,485		$248

(a)         Included as an expense in the accompanying consolidated statements of income.

(b)         Owned by a joint venture in which the Company has a 90% interest.  The non-controlling interest contributed $663 for its 10% interest, which was equal to the fair value of such interest at the date of purchase.

(c)          The mortgage debt obtained in connection with the purchase bears interest at 4.12% per annum and matures February 2025.

(d)         The mortgage debt obtained in connection with the purchase bears interest at 3.88% per annum and matures February 2021.

(e)          Transaction costs aggregating $228 incurred with this asset acquisition were capitalized.

(f)           The Company purchased its unconsolidated joint venture partner’s 50% interest for $6,300. The payment was comprised of (i) $2,636 paid directly to the partner and (ii) $3,664, substantially all of which was used to pay off the partner’s 50% share of the underlying joint venture mortgage.

(g)          Costs incurred for transactions that were not consummated.

The following chart provides the preliminary allocation of the purchase price for the Company’s acquisitions of real estate and an interest in a joint venture during the three months ended March 31, 2015 (amounts in thousands):

			Building	Intangible Lease
Description of Property	Land	Building	Improvements	Asset	Liability	Total
Marston Park Plaza retail stores, Lakewood, Colorado	$6,005	$10,109	$700	$1,493	$(822)	$17,485
Interline Brands distribution facility, Louisville, Kentucky	578	3,622	105	95	—	4,400
Land — The Meadows Apartments, Lakemoor, Illinois (a)	9,528	—	—	—	—	9,528
Shopko retail store, Lincoln, Nebraska (b)	4,009	11,040	574	930	(3,960)	12,593
Subtotals	20,120	24,771	1,379	2,518	(4,782)	44,006
Other (c)	12	19	—	—	(31)	—
Totals	$20,132	$24,790	$1,379	$2,518	$(4,813)	$44,006

(a)         Includes capitalized transaction costs of $228 incurred with this asset acquisition.

(b)         Fair value of the assets previously owned by an unconsolidated joint venture of the Company.  The Company owns 100% of this property as a result of its purchase of its partner’s 50% interest on March 31, 2015.

(c)          Adjustments to finalize the purchase price allocation relating to a property purchased in October 2014.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015 (Continued)

Note 4 - Real Estate Acquisitions (continued)

With the exception of the Lakewood, Colorado property, the properties purchased by the Company in 2015 are each net leased and occupied by a single tenant pursuant to leases that expire between 2021 through 2045.  The Lakewood, Colorado property has 29 tenant spaces and is 94.5% occupied with leases expiring between 2015 and 2032.

As a result of the Company’s purchase on March 31, 2015 of its partner’s 50% interest in an unconsolidated joint venture that owns a property in Lincoln, Nebraska, it obtained a controlling financial interest. In accordance with GAAP, the Company had presented the investee in accordance with the equity method for the periods prior to gaining control and ceased equity method of accounting and consolidated the investment at March 31, 2015; the date which 100% control was obtained.  In consolidating the investment, the Company recorded a purchase price fair value adjustment of $960,000 on the consolidated statements of income, representing the difference between the book value of its preexisting equity investment on the March 31, 2015 purchase date and the fair value of the investment.

As a result of the 2015 acquisitions, the Company recorded intangible lease assets of $2,518,000 and intangible lease liabilities of $4,782,000, representing the value of the origination costs and acquired leases.  As of March 31, 2015, the weighted average amortization period for these acquisitions is 7.0 years for the intangible lease assets and 6.7 years for the intangible lease liabilities. The Company assessed the fair value of the lease intangibles based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 (as defined in Note 15) in the fair value hierarchy. The Company is currently in the process of finalizing the purchase price allocations for the properties acquired during the three months ended March 31, 2015; therefore the allocations are preliminary and subject to change.

Note 5 — Sale and Disposal of Properties and Discontinued Operations

On January 13, 2015, a consolidated joint venture of the Company sold a property located in Cherry Hill, New Jersey for approximately $16,025,000, net of closing costs.  The sale resulted in a gain of $5,392,000, recorded as Gain on sale of real estate, net, for the three months ended March 31, 2015. In connection with the sale, the Company paid off the $7,376,000 mortgage balance on this property and incurred a $472,000 swap termination fee (included in Prepayment costs on debt) and a $249,000 write-off of deferred financing costs (included in Amortization and write-off of deferred financing costs). The non-controlling interest’s share of income from the transaction is $1,320,000.

On January 6, 2015, the Company’s property located in Morrow, Georgia was acquired by the mortgagee through a foreclosure proceeding.

On February 3, 2014, the Company sold two properties located in Michigan for a total sales price of $5,177,000, net of closing costs.  At December 31, 2013, the Company recorded a $61,700 impairment charge representing the loss on the sale of these properties. Income from discontinued operations applicable to these properties for the three months ended March 31, 2014 totaled $13,000 which was comprised of rental income of $141,000 less real estate expenses of $17,000 and mortgage interest of $111,000.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015 (Continued)

Note 6 — Variable Interest Entities, Contingent Liabilities and Consolidated Joint Ventures

Unconsolidated Variable Interest Entities

In June 2014, the Company purchased land for $6,510,000 in Sandy Springs, Georgia improved with a 196 unit apartment complex and in March 2015, the Company purchased land for $9,300,000 in Lakemoor, Illinois improved with a 496 unit apartment complex.  With each purchase, the Company simultaneously entered into a long-term triple net ground lease with the owner/operator of each complex.

The Company determined that it has a variable interest through its ground leases and the owner/operators are VIEs because their equity investment at risk is not sufficient to finance its activities without additional subordinated financial support.  Simultaneously with the closing of each acquisition, the owner/operator obtained a mortgage from a third party ($16,230,000 for Sandy Springs and $43,824,000 for Lakemoor) which, together with the Company’s purchase of the land, provided substantially all of the aggregate funds to acquire the complex.  The Company provided its land as collateral for the respective owner/ operator’s mortgage loans; accordingly each land position is subordinated to the applicable mortgage.

The Company further determined that for each acquisition it is not the primary beneficiary because the Company does not have the power to direct the activities that most significantly impact the owner/operator’s economic performance such as management, operational budgets and other rights, including leasing of the units and therefore, does not consolidate the VIEs for financial statement purposes.  Accordingly, the Company accounts for its investments as land and the revenues from the ground leases as Rental income, net.

The following is a summary of the Company’s variable interests in identified VIEs, in which it is not the primary beneficiary, and the aggregate carrying amount and maximum exposure to loss as of March 31, 2015 (amounts in thousands):

Property	Type of Exposure	Carrying Amount	Maximum Exposure to Loss
River Crossing Apartments, Sandy Springs, Georgia	Land	$6,528	$6,528
	Unbilled rent receivable	281	281
The Meadows Apartments, Lakemoor, Illinois	Land	9,528	9,528
Total		$16,337	$16,337

The Company accounts for its investments as land and the revenues from the ground leases as Rental income, net, which amounted to $252,000 for the three months ended March 31, 2015. There was no such revenue in the three months ended March 31, 2014.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015 (Continued)

Note 6 – Variable Interest Entities, Contingent Liabilities and Consolidated Joint Ventures (continued)

Pursuant to the terms of the ground lease for the property in Sandy Springs, Georgia, the owner/operator is obligated to make certain unit renovations as and when units become vacant.  A cash reserve with a balance of $1,335,000 at March 31, 2015 is held on behalf of the owner/operator to cover renovation work and other reserve requirements and is classified as Restricted cash on the consolidated balance sheet.

Consolidated Variable Interest Entity

In June 2014, the Company entered into a joint venture, in which the Company has a 95% equity interest, and acquired a property located in Joppa, Maryland.  The Company also made a senior preferred equity investment in the joint venture.  The Company determined that this joint venture is a VIE as the Company’s voting rights are not proportional to its economic interests and substantially all of the joint venture’s activities are conducted by the Company.  The Company further determined that it is the primary beneficiary of the VIE as it has the power to direct the activities that most significantly impact the joint venture’s performance including management, approval of expenditures, and the obligation to absorb the losses or rights to receive benefits from the VIE.  Accordingly, the Company consolidates the operations of this joint venture for financial statement purposes.  At March 31, 2015, the carrying amounts and classification in the Company’s consolidated balance sheets were assets (none of which are restricted) consisting of land of $3,815,000, building and improvements (net of depreciation) of $8,016,000, cash of $451,000, prepaid expenses and receivables of $43,000, accrued expenses and other liabilities of $181,000 and non-controlling interest in joint venture of $323,000.  The joint venture’s creditors do not have recourse to the assets of the Company other than those held by the joint venture.

Non-VIE Consolidated Joint Ventures

With respect to six consolidated joint ventures in which the Company has between an 85% to 95% interest, the Company has determined that (i) such ventures are not VIE’s and (ii) the Company exercises substantial operating control and accordingly, such ventures are consolidated for financial statement purposes.

MCB Real Estate, LLC and its affiliates are the Company’s joint venture partner in five consolidated joint ventures (including the Joppa, Maryland joint venture described above).  At March 31, 2015, the Company has aggregate equity investments of approximately $19,000,000 in such ventures.

Distributions by Consolidated Joint Ventures

The distributions to each joint venture partner are determined pursuant to the applicable operating agreement and may not be pro rata to the equity interest each partner has in the applicable venture.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015 (Continued)

Note 7 - Investment in Unconsolidated Joint Ventures

The Company has investments in four and five unconsolidated joint ventures at March 31, 2015 and December 31, 2014, respectively, each of which owned and operated one property. The Company’s equity investment in such unconsolidated joint ventures at such dates totaled $2,486,000 and $4,907,000, respectively.  The Company recorded equity in earnings of $147,000 and $133,000 for the three months ended March 30, 2015 and 2014, respectively.

On March 31, 2015, the Company purchased its partner’s 50% interest in one of these unconsolidated joint ventures for $6,300,000 (see note 4).

Note 8 — Lease Termination Fee Income

In March 2015, the Company received a $650,000 lease termination fee from an industrial tenant in a lease buy-out transaction.  In connection with the receipt of this fee, the Company wrote-off $226,000 as an offset to rental income, representing the entire balance of the unbilled rent receivable related to the sole tenant at this property.  The Company re-leased this property simultaneously with the termination of the lease.

Note 9 - Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments.  If the financial condition of a specific tenant were to deteriorate resulting in an impairment of its ability to make payments, additional allowances may be required.  At March 31, 2015 and December 31, 2014, there was no balance in allowance for doubtful accounts.

The Company records bad debt expense as a reduction of rental income. For the three months ended March 31, 2015 and 2014, the Company did not incur any bad debt expense.

Note 10 - Line of Credit

On December 31, 2014, the Company entered into an amendment to its $75,000,000 credit facility with Manufacturers & Traders Trust Company, VNB New York, LLC, Bank Leumi USA and Israel Discount Bank of New York, which, among other things, extended the facility’s maturity to December 31, 2018 from March 31, 2015, decreased the minimum required average bank deposit balances to $3 million and eliminated the 4.75% interest rate floor. Under the amendment, the interest rate equals the one month LIBOR rate plus an applicable margin which ranges from 175 basis points to 300 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility.  An unused facility fee of .25% per annum applies to the facility.  The interest rate on the facility in the first quarter of 2015 was approximately 1.92%.  Prior to the amendment, the interest rate was 4.75% per annum.  In connection with the amendment, the Company incurred a $562,500 commitment fee which will be amortized over the remaining term of the facility.  At March 31, 2015 and May 4, 2015, there were outstanding balances of $28,250,000 and $24,250,000, respectively, under the facility. The Company was in compliance with all covenants at March 31, 2015.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015 (Continued)

Note 11 — Related Party Transactions

The Company agreed to pay quarterly fees of $633,750 in 2015 (including overhead expenses of $48,900 and property management fees of $223,100) pursuant to the compensation and services agreement, as amended, with Majestic Property Management Corp., a company wholly-owned by the Company’s vice-chairman.  For the three months ended March 31, 2014, such fees were $825,000 (including overhead expenses of $46,600 and property management fees of $212,500). The 2015 amount reflects an adjustment to the compensation and services agreement that was effective July 1, 2014.

For 2015 and 2014, the Company agreed to pay quarterly fees of $65,625 and $62,500, respectively, to the Company’s chairman and $26,250 and $25,000, respectively, to the Company’s vice-chairman.

The chairman and vice-chairman fees and the fees paid under the compensation and services agreement are included in general and administrative expense on the consolidated statements of income, except for the property management fees which are included in real estate expenses on the consolidated statements of income.

During the three months ended March 31, 2015 and 2014, a portion of the Company’s property insurance ($57,000 and $50,000, respectively) was obtained in conjunction with Gould Investors L.P., a related party. This expense, which represents the Company’s proportionate share of property insurance premiums paid by Gould Investors, is included in real estate expenses on the consolidated statements of income.

During the three months ended March 31, 2015 and 2014, the Company paid an aggregate of $105,000 and $12,000, respectively, to its joint venture partners or their affiliates for property management and acquisition fees, which were included on the consolidated statements of income.

Note 12 - Common Stock Cash Dividend

On March 10, 2015, the Board of Directors declared a quarterly cash dividend of $.39 per share on the Company’s common stock, totaling $6,381,000. The quarterly dividend was paid on April 7, 2015 to stockholders of record on March 27, 2015.

Note 13 - Shares Issued through Equity Offering Program

On March 20, 2014, the Company entered into an amended and restated equity offering sales agreement to sell shares of the Company’s common stock from time to time with an aggregate sales price of up to approximately $38,360,000, through an “at the market” equity offering program.  The Company has not sold any shares in 2015.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015 (Continued)

Note 14 - Stock Based Compensation

A maximum of 600,000 shares of the Company’s common stock is authorized for issuance pursuant to the Company’s 2012 Incentive Plan, of which 359,000 shares of restricted stock are outstanding as of March 31, 2015.  For accounting purposes, the restricted stock is not included in the shares shown as outstanding on the balance sheet until they vest; however dividends are paid on the unvested shares.  An aggregate of 381,000 shares of restricted stock and restricted stock units outstanding under the Company’s 2009 equity incentive plan have not yet vested and no additional awards may be granted under this plan.

Pursuant to the Pay-for-Performance Program, there are 200,000 performance share awards in the form of restricted stock units (the “Units”) outstanding under the Company’s 2009 Incentive Plan. The holders of Units are not entitled to dividends or to vote the underlying shares until the Units vest and shares are issued. Accordingly, for accounting purposes, the shares underlying the Units are not included in the shares shown as outstanding on the balance sheet.  No Units were forfeited or vested in the three months ended March 31, 2015.

As of March 31, 2015 and December 31, 2014, there were no options outstanding under the Company’s equity incentive plans.

The following is a summary of the activity of the equity incentive plans (excluding, except as otherwise noted, the 200,000 Units):

	Three Months Ended March 31,
	2015	2014
Restricted share grants	129,975	118,850
Per share grant price	$24.60	$20.54
Deferred compensation to be recognized over vesting period	$3,197,000	$2,441,000
Number of non-vested shares:
Non-vested beginning of period	480,995	470,015
Grants	129,975	118,850
Vested during period	(70,685)	(101,300)
Forfeitures	—	(6,520)
Non-vested end of period	540,285	481,045

Average per share value of non-vested shares (based on grant price)	$17.12	$14.55

Value of shares vested during the period (based on grant price)	$586,000	$621,000

The total charge to operations for all incentive plans, including the 200,000 units, is as follows:
Outstanding restricted stock grants	$548,000	$443,000
Outstanding restricted stock units	29,000	29,000
Total charge to operations	$577,000	$472,000

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015 (Continued)

Note 14 - Stock Based Compensation  (continued)

As of March 31, 2015, there were approximately $7,476,000 of total compensation costs related to non-vested awards that have not yet been recognized, including $267,000 related to the Units (net of forfeiture and performance assumptions which are re-evaluated quarterly). These compensation costs will be charged to general and administrative expense over the remaining respective vesting periods. The weighted average vesting period is approximately 2.8 years.

Note 15 - Fair Value Measurements

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

At March 31, 2015, the $316,839,000 estimated fair value of the Company’s mortgages payable is more than their carrying value by approximately $12,031,000 assuming a blended market interest rate of 4.16% based on the 9.1 year weighted average remaining term of the mortgages.  At December 31, 2014, the $300,541,000 estimated fair value of the Company’s mortgages payable is more than their carrying value by approximately $8,492,000 assuming a blended market interest rate of 4.5% based on the 9.1 year weighted average remaining term of the mortgages.

At March 31, 2015 and December 31, 2014, the $28,250,000 and $13,250,000, respectively, carrying amount of the Company’s line of credit approximates its fair value.

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

March 31, 2015 (Continued)

Note 15 - Fair Value Measurements (continued)

Fair Value on a Recurring Basis

The fair value of the Company’s available-for-sale securities and derivative financial instruments was determined using the following inputs (amounts in thousands):

		Carrying and	Fair Value Measurements on a Recurring Basis
	As of	Fair Value	Level 1	Level 2
Financial assets:
Available-for-sale securities:
Equity securities	March 31, 2015	$32	$32	$—
	December 31, 2014	29	29	—
Derivative financial instruments:
Interest rate swaps	March 31, 2015	$—	$—	$—
	December 31, 2014	27	—	27
Financial liabilities:
Derivative financial instruments:
Interest rate swaps	March 31, 2015	$3,851	$—	$3,851
	December 31, 2014	3,139	—	3,139

The Company does not own any financial instruments that are classified as Level 3.

Available-for-sale securities

At March 31, 2015, the Company’s available-for-sale securities included a $32,400 investment in equity securities (included in other assets on the consolidated balance sheet). The aggregate cost of these securities was $5,300 and at March 31, 2015, the unrealized gain was $27,100.  Such unrealized gains are included in accumulated other comprehensive loss on the consolidated balance sheet.  Fair values are approximated based on current market quotes from financial sources that track such securities.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015 (Continued)

Note 15 - Fair Value Measurements (continued)

Derivative financial instruments

The Company’s objective in using interest rate swaps is to add stability to interest expense and to manage its exposure to interest rate movements. The Company does not use derivatives for trading or speculative purposes.

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty.  As of March 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

As of March 31, 2015, the Company had entered into 18 interest rate derivatives, all of which were interest rate swaps, related to 18 outstanding mortgage loans with an aggregate $80,704,000 notional amount and mature between 2016 and 2024 (weighted average maturity of 6.9 years).  Such interest rate swaps, all of which were designated as cash flow hedges, converted LIBOR based variable rate mortgages to fixed annual rate mortgages (with interest rates ranging from 3.55% to 5.75% and a weighted average interest rate of 4.67% at March 31, 2015).  The fair value of the Company’s derivatives designated as hedging instruments in asset and liability positions reflected as other assets or other liabilities on the consolidated balance sheets were $0 and $3,851,000, respectively, at March 31, 2015, and $27,000 and $3,139,000, respectively, at December 31, 2014.

Three of the Company’s unconsolidated joint ventures, in which wholly-owned subsidiaries of the Company are 50% partners, had two interest rate derivatives outstanding at March 31, 2015 with an aggregate $11,166,000 notional amount.  These interest rate swaps, which were designated as cash flow hedges, have interest rates of 3.49% and 5.81% and mature between April 2018 and March 2022.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015 (Continued)

Note 15 - Fair Value Measurements (continued)

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
One Liberty Properties and Consolidated Subsidiaries
Amount of loss recognized on derivatives in Other comprehensive loss	$(1,623)	$(1,106)
Amount of loss reclassification from Accumulated other comprehensive loss into Interest expense	(889)	(388)

Unconsolidated Joint Ventures (Company’s share)
Amount of loss recognized on derivative in Other comprehensive loss	(71)	(7)
Amount of loss reclassification from accumulated other comprehensive loss into Equity in earnings of unconsolidated joint ventures	(22)	(14)

No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges for the three months ended March 31, 2015 and 2014.  During the three months ended March 31, 2015, the Company terminated one of its interest rate swaps, in connection with the sale of its Cherry Hill, New Jersey property, and accelerated the reclassification of amounts in other comprehensive loss to earnings as a result of the hedged forecasted transactions being terminated. The accelerated amount was a loss of $472,000 and is included in Prepayment costs on debt on the Company’s consolidated statements of income.  During the twelve months ending March 31, 2016, the Company estimates an additional $1,526,000 will be reclassified from other comprehensive income (loss) as an increase to interest expense.

The derivative agreements in effect at March 31, 2015 provide that if the wholly-owned subsidiary of the Company which is a party to the agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to one of the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, then the Company could be held liable for such swap breakage losses, if any.

As of March 31, 2015, the fair value of the derivatives in a liability position, including accrued interest, and excluding any adjustments for nonperformance risk, was approximately $4,209,000.  In the unlikely event that the Company breaches any of the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $4,209,000.  This termination liability value, net of $358,000 adjustments for nonperformance risk, or $3,851,000, is included in accrued expenses and other liabilities on the consolidated balance sheets at March 31, 2015.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015 (Continued)

Note 16 - New Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities will be considered a VIE unless the limited partners hold substantive kick-out rights or participating rights. The guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company has not elected early adoption and is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs, which amends the balance sheet presentation for debt issuance costs. Under the amended guidance, a company will present unamortized debt issuance costs as a direct deduction from the carrying amount of that debt liability. The guidance is to be applied on a retrospective basis, and is effective for annual reporting periods beginning after December 15, 2015, with early adoption being permitted.  The Company is currently in the process of evaluating the impact the adoption of the guidance will have on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which simplifies income statement presentation by eliminating extraordinary items from US GAAP. The ASU retains current presentation and disclosure requirements for an event or transaction that is of an unusual nature or of a type that indicates infrequency of occurrence. Transactions that meet both criteria would now also follow such presentation and disclosure requirements. The ASU is effective in annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  Early adoption is permitted; however, adoption must occur at the beginning of an annual period.  An entity can elect to apply the guidance prospectively or retrospectively.  The Company had elected early adoption for the year ended December 31, 2014, and its adoption did not have any impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures.  For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued.  The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company has elected early adoption for the year ending December 31, 2015, and its adoption is not expected to have any impact on its consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015 (Continued)

Note 16 - New Accounting Pronouncements (continued)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. This update is effective for interim and annual reporting periods beginning after December 15, 2017 and early adoption is not permitted. The new guidance can be applied either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption.  The Company is currently in the process of evaluating the impact, if any, the adoption of this ASU will have on its consolidated financial statements.

Note 17 - Subsequent Events

Subsequent events have been evaluated and there are no events relative to the Company’s consolidated financial statements that require additional disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “could,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions or variations thereof.  Forward-looking statements should not be relied on since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements.  Investors are encouraged to review the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2014 under the caption “Item 1A. Risk Factors” for a discussion of certain factors which may cause actual results to differ materially from current expectations and are cautioned not to place undue reliance on any forward-looking statements.

Highlights of the Quarter Ended March 31, 2015

We acquired four properties (including the purchase of our partner’s 50% interest in a joint venture that owns a property in Lincoln, Nebraska) for an aggregate purchase price of $37.5 million (including mortgage debt of $14.5 million incurred in connection with two of the acquisitions). These acquisitions contributed $181,000 of rental income in this quarter - one acquisition was completed in mid-February and three acquisitions were completed in mid to late March. We estimate that commencing April 1, 2015, the rental income (calculated on a straight-line basis) from these four properties will be approximately $1.1 million per quarter.

We sold our Cherry Hill, New Jersey retail property in January 2015 resulting in a gain of approximately $5.4 million, before giving effect to a swap breakage charge of $472,000 and the write-off of $249,000 of the remaining deferred financing cost. The non-controlling interest’s share of income from the transaction is $1.3 million.  This property generated $348,000 of rental income in the three months ended March 31, 2014.

We obtained net proceeds of $28.3 million from mortgage financings (including $14.5 million in connection with two properties acquired in 2015).The weighted average interest rate on these mortgages is 4.0% and the weighted average remaining term is 9.7 years.

Overview

We are a self-administered and self-managed real estate investment trust, organized in Maryland in 1982.  We acquire, own and manage a geographically diversified portfolio of retail (including furniture stores, restaurants, office supply stores and supermarkets), industrial, flex, health and fitness and other properties, a substantial portion of which are leased under long-term net leases.  As of March 31, 2015, we own 116 properties (including seven properties owned by consolidated joint ventures and four properties owned by unconsolidated joint ventures) located in 30 states. Based on square footage, our occupancy rate at March 31, 2015 is approximately 99.1%.

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

Further, we are sensitive to the risks facing the retail industry as a result of the growth of e-commerce.  We are addressing this exposure by seeking to acquire properties that we believe capitalize on e-commerce activities, such as e-commerce distribution and warehousing facilities - however, we intend to continue to acquire retail properties as we deem appropriate.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute currently at least 90% of ordinary taxable income to our stockholders.  We intend to comply with these requirements and to maintain our REIT status.

Our 2015 contractual rental income is approximately $56.5 million and represents, after giving effect to any abatements, concessions or adjustments, the base rent payable to us in calendar year 2015 under leases in effect at March 31, 2015. The 2015 contractual rental income excludes approximately $1.1 million of straight-line rent, amortization of approximately $651,000 of intangibles, and our share of the rental income payable to our unconsolidated joint ventures, which in 2015 will be approximately $890,000.

The following table sets forth scheduled lease expirations of leases for our properties (excluding unconsolidated joint ventures) as of March 31, 2015 for the calendar years indicated below:

Year of Lease Expiration (1)	Number of Expiring Leases	Approximate Square Footage Subject to Expiring Leases	2015 Contractual Rental Income Under Expiring Leases	Percent of 2015 Contractual Rental Income Represented by Expiring Leases
2015	10	400,901	$1,722,534	3.0%
2016	14	412,845	3,342,963	5.9
2017	18	127,625	2,404,501	4.3
2018	23	409,588	5,806,960	10.3
2019	10	124,648	1,620,264	2.9
2020	10	188,878	4,603,194	8.1
2021	12	472,454	3,585,654	6.4
2022	11	1,371,615	11,001,473	19.5
2023	7	562,820	3,998,783	7.1
2024	4	207,779	1,358,143	2.4
2025 and thereafter	27	2,222,581	17,013,011	30.1
	146	6,501,734	$56,457,480	100.0%

(1)         Lease expirations assume tenants do not exercise existing renewal options.

Results of Operations

The following table compares revenues for the periods indicated:

	Three Months Ended March 31,		Increase	%
(Dollars in thousands)	2015	2014	(Decrease)	Change
Revenues:
Rental income, net	$13,894	$13,813	$81	0.6%
Tenant reimbursements	782	589	193	32.8
Lease termination fee	650	—	650	n/a
Total revenues	$15,326	$14,402	$924	6.4

Revenues

Rental income.  The net increase is due to the properties acquired in 2014 and 2015 offset by, among other things, the loss of income from properties that were sold in such periods. Specifically, the increase is due primarily to $1.2 million generated by nine properties acquired in 2014, $181,000 from properties acquired in the three months ended March 31, 2015 (one acquisition was completed in mid-February, and three were completed in mid-to-late March), and $107,000 from leasing vacant space at a property. We estimate that commencing April 1, 2015, the rental income from the four properties acquired in the three months ended March 31, 2015 will be approximately $1.1 million per quarter (calculated on a straight-line basis). Offsetting this increase is the (i) inclusion, in the 2014 period, of $1.0 million from three properties that were sold or disposed of from October 2014 through mid-January 2015 (including the sale, for substantial gains, of the Parsippany and Cherry Hill, New Jersey properties), and (ii) $226,000 write-off against rental income, in the 2015 period, of the entire balance of unbilled rent receivable related to the lease termination fee described below.

Tenant reimbursements.  Real estate tax and operating expense reimbursements increased by (i) $192,000 from five properties acquired since May 2014 and (ii) $94,000 due to a net increase from various properties. Partially offsetting the increase was a decrease of $93,000 due to the sale of the Cherry Hill, New Jersey property.

Lease termination fee.  In March 2015, we received a lease termination fee of $650,000 from an industrial tenant in a lease buy-out transaction.  We re-leased this property simultaneously with the termination of the lease.

The following table compares operating expenses for the periods indicated:

	Three Months Ended March 31,		Increase	%
(Dollars in thousands)	2015	2014	(Decrease)	Change
Operating expenses:
Depreciation and amortization	$3,734	$3,577	$157	4.4%
General and administrative	2,392	2,211	181	8.2
Federal excise and state taxes	74	62	12	19.4
Real estate expenses	1,334	1,098	236	21.5
Leasehold rent	77	77	—	—
Real estate acquisition costs	248	40	208	520.0
Total operating expenses	7,859	7,065	794	11.2

Operating income	$7,467	$7,337	$130	1.8%

Operating Expenses

Depreciation and amortization.  The three months ended March 31, 2015 includes $401,000 related to properties we acquired in 2014 and 2015 ($332,000 from the properties acquired in 2014) and $81,000 from amortization of property improvements and leasing commissions. The comparison for the three months ended March 31, 2015 and 2014 is impacted, in the current period, by the inclusion, in the 2014 period, of an aggregate $297,000 related to the Parsippany and Cherry Hill, New Jersey properties which were sold in late 2014 and early 2015, respectively.  We estimate that depreciation expense related to the properties acquired in the three months ended March 31, 2015 will be approximately $284,000 per quarter.

General and administrative expenses.  Contributing to the change were increases of: (i) $106,000 in non-cash compensation expense related to the increase in the number of restricted stock awards granted in 2015 and the higher fair value of such awards at the time of grant; and (ii) $103,000 in net compensation expense due to higher compensation levels.

Real estate expenses.  The increase is due primarily to $203,000 from five properties acquired since May 2014, substantially all of which is rebilled to tenants, and several other increases in various real estate expenses, none of which was individually significant. The increase was offset by the decrease in expenses at our Cherry Hill, New Jersey property as a result of its sale in January 2015.

Real estate acquisition costs.  These costs, which include acquisition fees (including a fee paid to our joint venture partner), legal and other transactional costs and expenses, increased primarily in connection with the acquisition of a property in February 2015.

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Three Months Ended March 31,		Increase	%
(Dollars in thousands)	2015	2014	(Decrease)	Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$147	$133	$14	10.5%
Other income	3	8	(5)	(62.5)
Purchase price fair value adjustment	960	—	960	n/a
Gain on sale of real estate, net	5,392	—	5,392	n/a
Prepayment costs on debt	(568)	—	568	n/a
Interest:
Expense	(3,739)	(3,953)	(214)	(5.4)
Amortization and write-off of deferred financing costs	(455)	(238)	217	91.2

Purchase price fair value adjustment.  In connection with the acquisition of our joint venture partner’s 50% interest in a property located in Lincoln, Nebraska, we recorded this adjustment, representing the difference between the book value of the preexisting equity investment on the March 31, 2015 purchase date and the fair value of the investment.

Gain on sale of real estate, net.  We realized this gain from the January 2015 sale of the Cherry Hill, New Jersey property.

Prepayment costs on debt. These costs result primarily from the sale of the Cherry Hill, New Jersey property, as we incurred a swap breakage fee in connection with our payoff, prior to maturity, of the related mortgage. Additionally, we paid off two other mortgages prior to their respective maturities and incurred prepayment charges in connection with their payoffs.

Interest expense.  The following table details interest expense for the periods indicated:

	Three Months Ended March 31,		Increase	%
(Dollars in thousands)	2015	2014	(Decrease)	Change
Interest expense:
Credit line interest	$97	$257	$(160)	(62.3)%
Mortgage interest	3,642	3,696	(54)	(1.5)
Total	$3,739	$3,953	$(214)	(5.4)%

Credit line interest

The decrease is primarily due to the $8.8 million decrease in the weighted average balance outstanding under our line of credit in the three months ended March 31, 2015 and, to a lesser extent, the decrease in the interest rate. The weighted average balance decreased due to repayments on the facility with proceeds from the sale and financing of several properties in 2014 and 2015. These decreases were partially offset by borrowings to acquire several properties in 2014 and 2015. Pursuant to an amendment to our facility dated December 31, 2014, the annual interest rate was reduced from 4.75% to approximately 1.92% for the three months ended March 31, 2015.

Mortgage interest

The following table reflects the interest rate on our mortgage debt and principal amount of outstanding mortgage debt, in each case on a weighted average basis:

	Three Months Ended March 31,		Increase	%
(Dollars in thousands)	2015	2014	(Decrease)	Change
Interest rate on mortgage debt	4.96%	5.32%	(.36)%	(6.8)%
Principal amount of mortgage debt	$293,952	$278,094	$15,858	5.7

The decrease in mortgage interest expense is attributable to the decrease in the weighted average interest rate due to the financing (including financings effectuated in connection with acquisitions) and refinancing in 2014 and 2015 of $88.7 million of gross new mortgage debt with a weighted average interest rate of approximately 4.4%.  Offsetting the decrease is the increase in the weighted average amount of mortgage debt outstanding resulting from the incurrence of mortgage debt of $33.8 million in connection with properties acquired in 2014 (primarily in the second half of 2014) and 2015 and the financing of $32.3 million, net of refinanced amounts, in connection with properties acquired in prior years. The increase in the weighted average amount outstanding was partially offset by the payoffs of three mortgages and the foreclosure of one mortgage in the three months ended March 31, 2015 totaling $13.6 million.

We estimate that mortgage interest expense relating to the two properties acquired with mortgage debt in the three months ended March 31, 2015 will be approximately $153,000 per quarter.

Amortization and write-off of deferred financing costs.  The increase is primarily due to the write-off of (i) $249,000 relating to the sale of the Cherry Hill, New Jersey property and (ii) $31,000 related to a mortgage paid in full during the current period. Offsetting the increase is a $54,000 decrease associated with the extension of the credit facility in December 2014.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our revolving credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of equity securities and property sales.  Our available liquidity at May 4, 2015, was approximately $57.4 million, including approximately $6.7 million of cash and cash equivalents (net of the credit facility’s required $3 million deposit maintenance balance) and $50.7 million available under our revolving credit facility.

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

At March 31, 2015, excluding mortgage indebtedness of our unconsolidated joint ventures, we had 60 outstanding mortgages payable secured by 83 properties, in aggregate principal amount of $304.8 million.  These mortgages represent first liens on individual real estate investments with an aggregate carrying value of $482.8 million, before accumulated depreciation of $61.3 million.  After giving effect to interest rate swap agreements, the mortgage payments bear interest at fixed rates ranging from 2.67% to 7.81% (a 4.89% weighted average interest rate) and mature between 2015 and 2037 (a 9.1 year weighted average remaining term on the mortgages).

The following table sets forth, as of March 31, 2015, information with respect to our mortgage debt (excluding mortgage debt of our unconsolidated joint ventures), that is payable from April 1, 2015 through December 31, 2017:

(Dollars in thousands)	2015	2016	2017	Total

Amortization payments	$5,314	$7,285	$7,909	$20,508
Principal due at maturity	13,165	25,678	21,921	60,764
Total	$18,479	$32,963	$29,830	$81,272

At March 31, 2015, the Company’s unconsolidated joint ventures had first mortgages on three properties with outstanding balances aggregating approximately $11.2 million, bearing interest at rates ranging from 3.49% to 5.81% (a 4.01% weighted average interest rate) and maturing between 2018 and 2022.

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

To generate additional liquidity, we continuously seek to refinance existing mortgage loans on terms we deem acceptable.  Additionally, in the ordinary course of business, we sell properties when we determine that it is in our best interests, which also generates additional liquidity.  Further, since each of our encumbered properties is subject to a non-recourse mortgage (with standard carve-outs), if our in-house evaluation of the market value of such property is less than the principal balance outstanding on the mortgage loan, we may determine to convey, in certain circumstances, such property to the mortgagee to terminate our mortgage obligations, including payment of interest, principal and real estate taxes, with respect to such property.

Typically, we use funds from our credit facility to acquire a property and, thereafter secure long-term, fixed rate mortgage debt on such property. We apply the proceeds from the mortgage loan to repay borrowings under the credit facility, thus providing us with the ability to re-borrow under the credit facility for the acquisition of additional properties.

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

The terms of our revolving credit facility include restrictions and covenants which, among other things, may limit the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At March 31, 2015, we were in compliance in all material respects with the covenants under this facility.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements.  See Note 6 of the Notes to the Consolidated Financial Statements regarding off-balance sheet arrangements on our properties located in Sandy Springs, Georgia and Lakemoor, Illinois.

Funds from Operations and Adjusted Funds from Operations

We compute funds from operations, or FFO, in accordance with the “White Paper on Funds From Operations” issued by the National Association of Real Estate Investment Trusts (“NAREIT”) and NAREIT’s related guidance. FFO is defined in the White Paper as net income (computed in accordance with generally accepting accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, plus impairment write-downs of depreciable real estate and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.  Since the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one REIT to another. We compute adjusted funds from operations, or AFFO, by deducting from FFO our straight-line rent accruals, amortization of lease intangibles, and lease termination fee income and adding back the amortization of restricted stock compensation, amortization of costs in connection with our financing activities (including our share of our unconsolidated joint ventures) and debt prepayment costs.

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

The table below provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Net income attributable to One Liberty Properties, Inc.	$7,856	$3,273
Add: depreciation of properties	3,650	3,541
Add: our share of depreciation of unconsolidated joint ventures	93	93
Add: amortization of deferred leasing costs	84	36
Add: Federal excise tax relating to gain on sales	39	(19)
Deduct: gain on sale of real estate	(5,392)	—
Deduct: purchase price fair value adjustment	(960)	—
Adjustments for non-controlling interests	1,505	(27)
Funds from operations	6,875	6,897
Deduct: straight-line rent accruals and amortization of lease intangibles	(302)	(393)
Deduct: lease termination fee income	(650)	—
Deduct: our share of straight-line rent reversals and amortization of lease intangibles of unconsolidated joint ventures	(1)	—
Add: amortization of restricted stock compensation	577	472
Add: prepayment costs on debt	568	—
Add: amortization and write-off of deferred financing costs	455	240
Add: our share of amortization of deferred financing costs of unconsolidated joint ventures	8	4
Adjustments for non-controlling interests	(208)	4
Adjusted funds from operations	$7,322	$7,224

The table below provides a reconciliation of net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO:

	Three Months Ended March 31,
	2015	2014
Net income attributable to One Liberty Properties, Inc.	$.48	$.20
Add: depreciation of properties	.22	.22
Add: our share of depreciation of unconsolidated joint ventures	.01	.01
Add: amortization of deferred leasing costs	—	—
Add: Federal excise tax relating to gain on sales	—	—
Deduct: gain on sale of real estate	(.33)	—
Deduct: purchase price fair value adjustment	(.06)	—
Adjustments for non-controlling interests	.10	—
Funds from operations	.42	.43
Deduct: straight-line rent accruals and amortization of lease intangibles	(.02)	(.02)
Deduct: lease termination fee income	(.04)	—
Deduct: our share of straight-line rent reversals and amortization of lease intangibles of unconsolidated joint ventures	—	—
Add: amortization of restricted stock compensation	.04	.03
Add: prepayment costs on debt	.03	—
Add: amortization and write-off of deferred financing costs	.03	.01
Add: our share of amortization of deferred financing costs of unconsolidated joint ventures	—	—
Adjustments for non-controlling interests	(.01)	—
Adjusted funds from operations	$.45	$.45

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

At March 31, 2015, we had 20 interest rate swap agreements outstanding (including two held by three of our unconsolidated joint ventures). The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time.  As of March 31, 2015, if there had been a 100 basis point: (i) increase in forward interest rates, the fair market value of the interest rate swaps would have increased by approximately $5.2 million and the net unrealized loss on derivative instruments would have decreased by approximately $5.2 million; and (ii) decrease in forward interest rates, the fair market value of the interest rate swaps would have decreased by approximately $5.4 million and the net unrealized loss on derivative instruments would have increased by approximately $5.4 million. These changes would not have any impact on our net income or cash.

Our mortgage debt, after giving effect to interest rate swap agreements, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.

Our variable credit rate facility is sensitive to interest rate changes.  Based on the interest rate in effect and the $28.3 million credit facility balance outstanding as of March 31, 2015, a 100 basis point: (i) increase of the interest rate on this facility would increase our related interest costs by approximately $282,500 per year; and (ii) decrease of the interest rate would decrease our related interest costs by approximately $48,000 per year.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: May 11, 2015	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: May 11, 2015	/s/ David W. Kalish
David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)