Form 10-Q
period 2015-06-30
ONE LIBERTY PROPERTIES INC
filed 2015-08-06
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

As of August 3, 2015, the registrant had 16,528,096 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Real estate investments, at cost
Land	$184,688	$165,153
Buildings and improvements	441,562	416,272
Total real estate investments, at cost	626,250	581,425
Less accumulated depreciation	81,203	76,575
Real estate investments, net	545,047	504,850

Property held-for-sale	—	10,176
Investment in unconsolidated joint ventures	11,118	4,907
Cash and cash equivalents	17,142	20,344
Restricted cash	1,210	1,607
Unbilled rent receivable (including $120 related to property held-for-sale in 2014)	13,348	12,815
Unamortized intangible lease assets, net	28,229	27,387
Escrow, deposits and other assets and receivables	4,542	4,310
Unamortized deferred financing costs, net	3,921	4,043

Total assets	$624,557	$590,439

Liabilities and Equity
Liabilities:
Mortgages payable	$302,274	$292,049
Line of credit	30,250	13,250
Dividends payable	6,421	6,322
Accrued expenses and other liabilities	11,393	12,451
Unamortized intangible lease liabilities, net	14,671	10,463
Total liabilities	365,009	334,535

Commitments and contingencies	—	—

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized; 15,925 and 15,728 shares issued and outstanding	15,925	15,728
Paid-in capital	223,681	219,867
Accumulated other comprehensive loss	(2,746)	(3,195)
Accumulated undistributed net income	20,613	21,876
Total One Liberty Properties, Inc. stockholders’ equity	257,473	254,276
Non-controlling interests in consolidated joint ventures	2,075	1,628
Total equity	259,548	255,904

Total liabilities and equity	$624,557	$590,439

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Rental income, net	$14,992	$13,943	$28,886	$27,756
Tenant reimbursements	790	453	1,572	1,042
Lease termination fee	—	1,269	650	1,269
Total revenues	15,782	15,665	31,108	30,067

Operating expenses:
Depreciation and amortization	3,921	3,723	7,655	7,300
General and administrative (including $503, $707, $1,009 and $1,414, respectively, to related parties)	2,390	2,134	4,782	4,344
Real estate expenses (including $223, $212, $446 and $425, respectively, to related party)	1,273	877	2,607	1,976
Federal excise and state taxes	124	107	198	169
Real estate acquisition costs	79	88	327	128
Leasehold rent	77	77	154	154
Total operating expenses	7,864	7,006	15,723	14,071

Operating income	7,918	8,659	15,385	15,996
Other income and expenses:
Gain on sale of real estate, net	—	—	5,392	—
Purchase price fair value adjustment	—	—	960	—
Prepayment costs on debt	—	—	(568)	—
Equity in (loss) earnings of unconsolidated joint ventures	(183)	130	(36)	263
Gain on sale - investment in BRT Realty Trust (related party)	—	134	—	134
Other income	72	2	75	10
Interest:
Expense	(3,907)	(4,035)	(7,646)	(7,988)
Amortization and write-off of deferred financing costs	(186)	(228)	(641)	(466)
Income from continuing operations	3,714	4,662	12,921	7,949
Income from discontinued operations	—	—	—	13

Net income	3,714	4,662	12,921	7,962

Net income attributable to non-controlling interests	(32)	(22)	(1,383)	(49)

Net income attributable to One Liberty Properties, Inc.	$3,682	$4,640	$11,538	$7,913

Weighted average number of common shares outstanding:
Basic	15,883	15,518	15,830	15,436
Diluted	15,983	15,618	15,930	15,536

Per common share attributable to common stockholders - basic:	$.22	$.29	$.70	$.49
Per common share attributable to common stockholders - diluted:	$.22	$.29	$.70	$.49
Cash distributions declared per share of common stock	$.39	$.37	$.78	$.74

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$3,714	$4,662	$12,921	$7,962

Other comprehensive gain (loss)
Net unrealized (loss) gain on available-for-sale securities	(2)	(130)	1	(125)
Net unrealized gain (loss) on derivative instruments	1,190	(867)	456	(1,585)
One Liberty Property’s share of joint venture net unrealized gain on derivative instruments	74	7	26	4
Other comprehensive gain (loss)	1,262	(990)	483	(1,706)

Comprehensive income	4,976	3,672	13,404	6,256
Comprehensive income attributable to non-controlling interests	(32)	(22)	(1,383)	(49)
Unrealized (gain) loss on derivative instruments attributable to non-controlling interests	(9)	14	(34)	24
Comprehensive income attributable to One Liberty Properties, Inc.	$4,935	$3,664	$11,987	$6,231

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Undistributed Net Income	Non- Controlling Interests in Joint Ventures	Total

Balances, December 31, 2013	$15,221	$210,324	$(490)	$23,877	$1,158	$250,090

Distributions - common stock Cash - $.74 per share	—	—	—	(11,820)	—	(11,820)
Shares issued through equity offering program — net	156	3,148	—	—	—	3,304
Restricted stock vesting	101	(101)	—	—	—	—
Shares issued through dividend reinvestment plan	116	2,183	—	—	—	2,299
Contribution from non-controlling interest	—	—	—	—	306	306
Distributions to non-controlling interests	—	—	—	—	(156)	(156)
Compensation expense - restricted stock	—	920	—	—	—	920
Net income	—	—	—	7,913	49	7,962
Other comprehensive loss	—	—	(1,682)	—	(24)	(1,706)

Balances, June 30, 2014	$15,594	$216,474	$(2,172)	$19,970	$1,333	$251,199

Balances, December 31, 2014	15,728	219,867	(3,195)	21,876	1,628	255,904

Distributions - common stock Cash - $.78 per share	—	—	—	(12,801)	—	(12,801)
Shares issued through equity offering program — net	51	1,043	—	—	—	1,094
Restricted stock vesting	72	(72)	—	—	—	—
Shares issued through dividend reinvestment plan	74	1,681	—	—	—	1,755
Contribution from non-controlling interest	—	—	—	—	663	663
Distributions to non-controlling interests	—	—	—	—	(1,633)	(1,633)
Compensation expense - restricted stock	—	1,162	—	—	—	1,162
Net income	—	—	—	11,538	1,383	12,921
Other comprehensive gain	—	—	449	—	34	483

Balances, June 30, 2015	$15,925	$223,681	$(2,746)	$20,613	$2,075	$259,548

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$12,921	$7,962
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	(5,392)	—
Purchase price fair value adjustment	(960)	—
Gain on sale - investment in BRT Realty Trust (related party)	—	(134)
Increase in unbilled rent receivable	(879)	(609)
Write-off of unbilled rent receivable	226	—
Amortization of intangibles relating to leases, net	(326)	(50)
Amortization of restricted stock expense	1,162	920
Equity in loss (earnings) of unconsolidated joint ventures	36	(263)
Distributions of earnings from unconsolidated joint ventures	394	289
Depreciation and amortization	7,655	7,300
Amortization and write-off of financing costs	641	466
Payment of leasing commissions	(639)	(40)
Changes in assets and liabilities:
(Increase) decrease in escrow, deposits, other assets and receivables	(36)	1,242
Decrease in accrued expenses and other liabilities	(351)	(539)
Net cash provided by operating activities	14,452	16,544

Cash flows from investing activities:
Purchase of real estate	(31,748)	(33,165)
Improvements to real estate	(1,024)	(645)
Net proceeds from sale of real estate	16,025	5,177
Purchase of partner’s interest in unconsolidated joint venture	(6,300)	—
Investment in unconsolidated joint ventures	(12,686)	—
Net proceeds on sale — investment in BRT Realty Trust (related party)	—	266
Distributions of return of capital from unconsolidated joint ventures	733	50
Net cash used in investing activities	(35,000)	(28,317)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(3,769)	(3,765)
Repayment of mortgages payable	(25,308)	(19,003)
Proceeds from mortgage financings	40,768	29,096
Proceeds from sale of common stock, net	1,094	3,304
Proceeds from bank line of credit	35,900	27,500
Repayment on bank line of credit	(18,900)	(13,900)
Issuance of shares through dividend reinvestment plan	1,755	2,299
Payment of financing costs	(523)	(523)
Capital contributions from non-controlling interests	663	306
Distributions to non-controlling interests	(1,633)	(156)
Cash distributions to common stockholders	(12,701)	(11,678)
Net cash provided by financing activities	17,346	13,480

Net (decrease) increase in cash and cash equivalents	(3,202)	1,707
Cash and cash equivalents at beginning of period	20,344	16,631
Cash and cash equivalents at end of period	$17,142	$18,338

Continued on next page

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

	Six Months Ended June 30,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$7,773	$8,036
Cash paid during the period for Federal excise tax	300	175

Supplemental schedule of non-cash investing and financing activities:
Mortgage debt extinguished upon conveyance of property to mortgagee by deed-in-lieu of foreclosure	$1,466	$—
Consolidation of real estate investment	2,633	—
Purchase accounting allocation - intangible lease assets	2,529	1,989
Purchase accounting allocation - intangible lease liabilities	4,782	2,671

See accompanying notes to consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

Note 1 - Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland.  OLP is a self-administered and self-managed real estate investment trust (“REIT”).  OLP acquires, owns and manages a geographically diversified portfolio of retail, industrial, flex, health and fitness and other properties, a substantial portion of which are subject to long-term net leases.  As of June 30, 2015, OLP owns 118 properties, including seven properties owned by consolidated joint ventures and five properties owned by unconsolidated joint ventures. The 118 properties are located in 30 states.

Note 2 - Summary Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in OLP’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

June 30, 2015 (Continued)

Note 2 - Summary Accounting Policies (continued)

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

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting.  All investments in these joint ventures have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support and, as a group, the holders of the equity at risk have power through voting rights to direct the activities of these ventures. As a result, none of these joint ventures are VIE’s.  In addition, although the Company is the managing member in certain ventures, it does not exercise substantial operating control over these entities, and therefore the entities are not consolidated. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for their share of equity in earnings, cash contributions and distributions.  None of the joint venture debt is recourse to the Company, subject to standard carve-outs.

Properties Held-for-Sale

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

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015 (Continued)

Note 2 - Summary Accounting Policies (continued)

Reclassifications

Certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current period’s presentation; primarily to break out tenant reimbursements that had been included in rental income, net, on the consolidated statements of income of $453,000 and $1,042,000 for the three and six months ended June 30, 2014, respectively.

Note 3 - Earnings Per Common Share

Basic earnings per share was determined by dividing net income allocable to common stockholders for each period by the weighted average number of shares of common stock outstanding during such period. Net income is also allocated to the unvested restricted stock outstanding during the applicable period, as the restricted stock is entitled to receive dividends and is therefore considered a participating security.  Unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders, other than the holders of unvested restricted stock.  The restricted stock units awarded under the Pay-for-Performance program are excluded from the basic earnings per share calculation, as these units are not participating securities (see Note 14).

Diluted earnings per share reflects the potential dilution that could occur if securities or other rights exercisable for, or convertible into, common stock were exercised or converted or otherwise resulted in the issuance of common stock that shared in the earnings of the Company.  For the three and six months ended June 30, 2015 and 2014, the diluted weighted average number of shares of common stock includes 100,000 shares (of an aggregate of 200,000 shares) of common stock underlying the restricted stock units awarded pursuant to the Pay-For-Performance program.  These 100,000 shares may vest upon satisfaction of the total stockholder return metric. The number of shares that would be issued pursuant to this metric is based on the market price and dividends paid as of the end of each quarterly period assuming the end of that quarterly period was the end of the vesting period.  The remaining 100,000 shares of common stock underlying the restricted stock units awarded under the Pay-For-Performance program are not included during the three and six months ended June 30, 2015 and 2014, as they did not meet the return on capital performance metric during such periods.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015 (Continued)

Note 3 - Earnings Per Common Share (continued)

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator for basic and diluted earnings per share:
Income from continuing operations	$3,714	$4,662	$12,921	$7,949
Less net income attributable to non-controlling interests	(32)	(22)	(1,383)	(49)
Less earnings allocated to unvested restricted stock (a)	(210)	(178)	(420)	(356)
Income from continuing operations available for common stockholders	3,472	4,462	11,118	7,544
Discontinued operations	—	—	—	13
Net income available for common stockholders, basic and diluted	$3,472	$4,462	$11,118	$7,557

Denominator for basic earnings per share:
- weighted average common shares	15,883	15,518	15,830	15,436
Effect of diluted securities:
- restricted stock units awarded under Pay-for-Performance program	100	100	100	100
Denominator for diluted earnings per share
- weighted average shares	15,983	15,618	15,930	15,536

Earnings per common share, basic	$.22	$.29	$.70	$.49
Earnings per common share, diluted	$.22	$.29	$.70	$.49

Net income attributable to One Liberty Properties, Inc. common stockholders, net of non-controlling interests:
Income from continuing operations	$3,682	$4,640	$11,538	$7,900
Income from discontinued operations	—	—	—	13
Net income attributable to One Liberty Properties, Inc.	$3,682	$4,640	$11,538	$7,913

(a)         Represents an allocation of distributed earnings to unvested restricted stock, which as participating securities, are entitled to receive dividends.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015 (Continued)

Note 4 - Real Estate Acquisitions

The following chart details the Company’s acquisitions of real estate and an interest in a joint venture during the six months ended June 30, 2015 (amounts in thousands):

Description of Property	Date Acquired	Contract Purchase Price	Terms of Payment	Third Party Real Estate Acquisition Costs (a)
Marston Park Plaza retail stores, Lakewood, Colorado (b)	February 25, 2015	$17,485	Cash and $11,853 mortgage (c)	$184
Interline Brands distribution facility, Louisville, Kentucky	March 18, 2015	4,400	Cash and $2,640 mortgage (d)	42
Land — The Meadows Apartments, Lakemoor, Illinois	March 24, 2015	9,300	All cash	—	(e)
Joint venture interest- Shopko retail store, Lincoln, Nebraska (f)	March 31, 2015	6,300	All cash (f)	—
Archway Roofing industrial facility, Louisville, Kentucky (g)	May 20, 2015	300	All cash	15
Other costs (h)		—		86
Totals		$37,785		$327

(a)	Included as an expense in the accompanying consolidated statements of income.
(b)

Owned by a joint venture in which the Company has a 90% interest. The non-controlling interest contributed $663 for its 10% interest, which was equal to the fair value of such interest at the date of purchase.

(c)	The mortgage debt obtained in connection with the purchase bears interest at 4.12% per annum and matures February 2025.
(d)	The mortgage debt obtained in connection with the purchase bears interest at 3.88% per annum and matures February 2021.
(e)	Transaction costs aggregating $263 incurred with this asset acquisition were capitalized.
(f)

The Company purchased its unconsolidated joint venture partner’s 50% interest for $6,300. The payment was comprised of (i) $2,636 paid directly to the partner and (ii) $3,664, substantially all of which was used to pay off the partner’s 50% share of the underlying joint venture mortgage.

(g)	This property is adjacent to the Interline Brands distribution facility purchased in March 2015.
(h)	Costs incurred for potential acquisitions and transactions that were not consummated.

The following chart provides the preliminary allocation of the purchase price for the Company’s acquisitions of real estate and an interest in a joint venture during the six months ended June 30, 2015 (amounts in thousands):

			Building	Intangible Lease
Description of Property	Land	Building	Improvements	Asset	Liability	Total
Marston Park Plaza retail stores, Lakewood, Colorado	$6,005	$10,109	$700	$1,493	$(822)	$17,485
Interline Brands distribution facility, Louisville, Kentucky	578	3,622	105	95	—	4,400
Land — The Meadows Apartments, Lakemoor, Illinois (a)	9,563	—	—	—	—	9,563
Joint venture interest- Shopko retail store, Lincoln, Nebraska (b)	3,768	11,262	570	922	(3,929)	12,593
Archway Roofing industrial facility, Louisville, Kentucky	51	221	9	19	—	300
Subtotals	19,965	25,214	1,384	2,529	(4,751)	44,341
Other (c)	12	19	—	—	(31)	—
Totals	$19,977	$25,233	$1,384	$2,529	$(4,782)	$44,341

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015 (Continued)

Note 4 - Real Estate Acquisitions (continued)

(a)	Includes capitalized transaction costs of $263 incurred with this asset acquisition.
(b)

Fair value of the assets previously owned by an unconsolidated joint venture of the Company.  The Company owns 100% of this property as a result of its purchase of its partner’s 50% interest on March 31, 2015.

(c)	Adjustments to finalize the purchase price allocation relating to a property purchased in October 2014.

With the exception of the Lakewood, Colorado property, the properties purchased by the Company during the six months ended June 30, 2015 are each net leased and occupied by a single tenant pursuant to leases that expire between 2017 through 2045.  The Lakewood, Colorado property has 29 retail tenant spaces and at June 30, 2015, is 92.0% occupied with leases expiring between 2015 and 2032.

As a result of the Company’s purchase on March 31, 2015 of its partner’s 50% interest in an unconsolidated joint venture that owns a property in Lincoln, Nebraska, it obtained a controlling financial interest. In accordance with GAAP, the Company had presented the investee in accordance with the equity method for the periods prior to gaining control and ceased equity method of accounting and consolidated the investment at March 31, 2015, the date on which 100% control was obtained.  In consolidating the investment, the Company recorded a purchase price fair value adjustment of $960,000 on the consolidated statements of income, representing the difference between the book value of its preexisting equity investment on the March 31, 2015 purchase date and the fair value of the net assets acquired.

As a result of the 2015 acquisitions, the Company recorded intangible lease assets of $2,529,000 and intangible lease liabilities of $4,751,000 representing the value of the origination costs and acquired leases.  As of June 30, 2015, the weighted average amortization period is 6.7 years for these intangible lease assets and 6.5 years for these intangible lease liabilities. The Company assessed the fair value of the lease intangibles based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 (as defined in Note 15) in the fair value hierarchy. The Company is currently in the process of finalizing the purchase price allocations for the properties acquired during the six months ended June 30, 2015; therefore the allocations are preliminary and subject to change.

Acquisition Subsequent to June 30, 2015

On July 28, 2015, the Company purchased an industrial property located in McCalla, Alabama for $16,750,000.  The property is net leased through 2022 to a tenant that is a supplier to the auto industry.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015 (Continued)

Note 5 - Sale and Disposal of Properties and Discontinued Operations

On January 13, 2015, a consolidated joint venture of the Company sold a property located in Cherry Hill, New Jersey for approximately $16,025,000, net of closing costs.  The sale resulted in a gain of $5,392,000, recorded as Gain on sale of real estate, net, for the six months ended June 30, 2015. In connection with the sale, the Company paid off the $7,376,000 mortgage balance on this property and incurred a $472,000 swap termination fee (included in Prepayment costs on debt) and a $249,000 write-off of deferred financing costs (included in Amortization and write-off of deferred financing costs). The non-controlling interest’s share of income from the transaction is $1,320,000 and is included in net income attributable to non-controlling interests.

On January 6, 2015, the Company’s property located in Morrow, Georgia was acquired by the mortgagee through a foreclosure proceeding.

On February 3, 2014, the Company sold two properties located in Michigan for a total sales price of $5,177,000, net of closing costs.  At December 31, 2013, the Company recorded a $61,700 impairment charge representing the loss on the sale of these properties. Income from discontinued operations applicable to these properties for the six months ended June 30, 2014 totaled $13,000 consisting of rental income of $141,000 less real estate expenses of $17,000 and mortgage interest of $111,000.

Note 6 - Variable Interest Entities, Contingent Liabilities and Consolidated Joint Ventures

Variable Interest Entities — Ground Leases

In June 2014, the Company purchased land for $6,510,000 in Sandy Springs, Georgia improved with a 196 unit apartment complex and in March 2015, the Company purchased land for $9,300,000 in Lakemoor, Illinois improved with a 496 unit apartment complex.  With each purchase, the Company simultaneously entered into a long-term triple net ground lease with the owner/operator of each complex.

The Company determined that it has a variable interest through its ground leases and the owner/operators are VIEs because their equity investment at risk is insufficient to finance its activities without additional subordinated financial support.  Simultaneously with the closing of each acquisition, the owner/operator obtained a mortgage from a third party ($16,230,000 for Sandy Springs and $43,824,000 for Lakemoor) which, together with the Company’s purchase of the land, provided substantially all of the aggregate funds to acquire the complex.  The Company provided this land as collateral for the respective owner/operator’s mortgage loans; accordingly each land position is subordinated to the applicable mortgage. Other than as described above, no other financial support has been provided by the Company.

The Company further determined that for each acquisition it is not the primary beneficiary because the Company does not have the power to direct the activities that most significantly impact the owner/operator’s economic performance such as management, operational budgets and other rights, including leasing of the units and therefore, does not consolidate the VIEs for financial statement purposes.  Accordingly, the Company accounts for

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015 (Continued)

Note 6 - Variable Interest Entities, Contingent Liabilities and Consolidated Joint Ventures (continued)

these investments as land and the revenues from the ground leases as Rental income, net.  Such rental income amounted to $460,000 and $711,000 for the three and six months ended June 30, 2015, respectively, and $67,000 for each of the three and six months ended June 30, 2014.

The following is a summary of the Company’s variable interests in identified VIEs, in which it is not the primary beneficiary, and the aggregate carrying amount and maximum exposure to loss as of June 30, 2015 (amounts in thousands):

Property	Type of Exposure	Carrying Amount	Maximum Exposure to Loss
River Crossing Apartments, Sandy Springs, Georgia	Land	$6,528	$6,528
	Unbilled rent receivable	364	364
The Meadows Apartments, Lakemoor, Illinois	Land	9,563	9,563
Total		$16,455	$16,455

Pursuant to the terms of the ground lease for the property in Sandy Springs, Georgia, the owner/operator is obligated to make certain unit renovations as and when units become vacant. Cash reserves totaling $1,894,000 were received by the Company in conjunction with the purchase of the property in June 2014 to cover such renovation work and other reserve requirements.  These cash reserves are held by the Company and disbursed once the renovations have been completed. For the six months ended June 30, 2015 and June 30, 2014, the Company disbursed approximately $397,000 and $0, respectively, for renovation costs to the owner/operator. The balance at June 30, 2015 and December 31, 2014 was $1,210,000 and $1,607,000, respectively, and is classified as Restricted cash on the consolidated balance sheets.

Consolidated Variable Interest Entity

In June 2014, the Company entered into a joint venture, in which the Company has a 95% equity interest, and acquired a property located in Joppa, Maryland.  The Company also made a senior preferred equity investment in the joint venture.  The Company determined that this joint venture is a VIE as the Company’s voting rights are not proportional to its economic interests and substantially all of the joint venture’s activities are conducted on behalf of the Company.

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

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015 (Continued)

Note 6 - Variable Interest Entities, Contingent Liabilities and Consolidated Joint Ventures (continued)

The following is a summary of the carrying amounts and classification in the Company’s consolidated balance sheets of the VIE’s accounts, none of which are restricted (amounts in thousands):

	June 30,	December 31,
	2015	2014
Land	$3,815	$3,805
Building and improvements, net of depreciation of $221 and $17, respectively	7,963	8,069
Cash	741	527
Prepaid expenses and receivables	12	42
Accrued expenses and other liabilities	219	152
Non-controlling interest in joint venture	318	312

Non-VIE Consolidated Joint Ventures

With respect to six of the consolidated joint ventures in which the Company has between an 85% to 95% interest, the Company has determined that (i) such ventures are not VIE’s and (ii) the Company exercises substantial operating control and accordingly, such ventures are consolidated for financial statement purposes.

MCB Real Estate, LLC and its affiliates (“MCB”) are the Company’s joint venture partner in five consolidated joint ventures (including the Joppa, Maryland joint venture described above).  At June 30, 2015, the Company has aggregate equity investments of approximately $19,000,000 in such ventures.

Distributions by Consolidated Joint Ventures

The distributions to each joint venture partner are determined pursuant to the applicable operating agreement and may not be pro rata to the equity interest each partner has in the applicable venture.

Note 7 - Investment in Unconsolidated Joint Ventures

On March 31, 2015, the Company purchased its partner’s 50% interest in an unconsolidated joint venture for $6,300,000 (see Note 4).

In June 2015, the Company entered into a joint venture in which it has a 50% interest, with MCB and an affiliate of The Hampshire Companies. The joint venture purchased a retail center located in Manahawkin, New Jersey for approximately $43,500,000, before closing costs. The purchase was financed with $26,100,000 of new mortgage debt which bears an annual fixed interest rate of 4% and matures in 2025.  At June 30, 2015, the Company’s equity investment in the joint venture is $8,559,000.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015 (Continued)

Note 7 - Investment in Unconsolidated Joint Ventures (continued)

At June 30, 2015 and December 31, 2014, the Company’s five unconsolidated joint ventures each owned and operated one property. The Company’s equity investment in such unconsolidated joint ventures at such dates totaled $11,118,000 and $4,907,000, respectively.  The Company recorded equity in loss of $183,000 and $36,000 for the three and six months ended June 30, 2015, respectively, and equity in earnings of $130,000 and $263,000 for the three and six months ended June 30, 2014, respectively. The loss in the three and six months ended June 30, 2015 results from the Company’s $400,000 share of the acquisition expenses associated with the June 2015 purchase of the Manahawkin, New Jersey property.

Note 8 - Lease Termination Fee Income

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

Note 9 - Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments.  If the financial condition of a specific tenant were to deteriorate resulting in an impairment of its ability to make payments, additional allowances may be required.  At June 30, 2015 and December 31, 2014, there was no balance in allowance for doubtful accounts.

The Company records bad debt expense as a reduction of rental income. For the three and six months ended June 30, 2015 and 2014, the Company did not incur any bad debt expense.

Note 10 - Line of Credit

On December 31, 2014, the Company entered into an amendment to its $75,000,000 credit facility with Manufacturers & Traders Trust Company, VNB New York, LLC, Bank Leumi USA and Israel Discount Bank of New York, which, among other things, extended the facility’s maturity from March 31, 2015 to December 31, 2018, decreased the minimum required average bank deposit balances to $3 million and eliminated the 4.75% interest rate floor. Under the amendment, the interest rate equals the one month LIBOR rate plus an applicable margin which ranges from 175 basis points to 300 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility.  An unused facility fee of .25% per

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015 (Continued)

Note 10 - Line of Credit (continued)

annum applies to the facility.  The average interest rate on the facility in the first half of 2015 was approximately 1.93%.  Prior to the amendment, the interest rate was 4.75% per annum.  In connection with the amendment, the Company incurred a $562,500 commitment fee which is being amortized over the remaining term of the facility.  At June 30, 2015 and August 3, 2015, there were outstanding balances of $30,250,000 and $33,250,000, respectively, under the facility. The Company was in compliance with all covenants at June 30, 2015.

Note 11 — Related Party Transactions

The Company agreed to pay quarterly fees of $633,750 in 2015 (including overhead expenses of $48,900 and property management fees of $223,125) pursuant to the compensation and services agreement, as amended, with Majestic Property Management Corp., a company wholly-owned by the Company’s vice-chairman.  For the six months ended June 30, 2014, such quarterly fees were $825,000 (including overhead expenses of $46,600 and property management fees of $212,500). The 2015 amount reflects an adjustment to the compensation and services agreement that was effective July 1, 2014.

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

During the three and six months ended June 30, 2015 and 2014, a portion of the Company’s property insurance ($57,000, $114,000, $50,000 and $100,000, respectively) was obtained in conjunction with Gould Investors L.P., a related party. This expense, which represents the Company’s proportionate share of property insurance premiums paid by Gould Investors, is included in real estate expenses on the consolidated statements of income.

During the three and six months ended June 30, 2015, the Company received a $131,000 financing fee for obtaining the mortgage debt for the unconsolidated joint venture that acquired the Manahawkin, New Jersey property (discussed in Note 7). Fifty percent of this income is included in Other income on the consolidated statements of income and the balance is recorded as a reduction to Investment in unconsolidated joint ventures on the consolidated balance sheets. In conjunction with the acquisition, the joint venture paid an acquisition fee to the other partners of the venture.

During the three and six months ended June 30, 2015 and 2014, the Company paid an aggregate of $359,000, $464,000, $9,000 and $21,000, respectively, to its joint venture partners or their affiliates for property management and acquisition fees, which were included on the consolidated statements of income.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015 (Continued)

Note 12 - Common Stock Cash Dividend

On June 11, 2015, the Board of Directors declared a quarterly cash dividend of $.39 per share on the Company’s common stock, totaling $6,421,000. The quarterly dividend was paid on July 6, 2015 to stockholders of record on June 24, 2015.

Note 13 - Shares Issued through Equity Offering Program

On March 20, 2014, the Company entered into an amended and restated equity offering sales agreement to sell shares of the Company’s common stock from time to time with an aggregate sales price of up to approximately $38,360,000, through an “at the market” equity offering program.  During the six months ended June 30, 2015, the Company sold 51,000 shares for proceeds of $1,142,000, net of commissions of $12,000, and incurred offering costs, primarily professional fees, of $48,000.  The Company has not sold any shares subsequent to June 30, 2015.

Note 14 - Stock Based Compensation

A maximum of 600,000 shares of the Company’s common stock is authorized for issuance pursuant to the Company’s 2012 Incentive Plan, of which 359,000 shares of restricted stock are outstanding as of June 30, 2015.  For accounting purposes, the restricted stock is not included in the shares shown as outstanding on the balance sheet until they vest; however dividends are paid on the unvested shares.  An aggregate of 380,000 shares of restricted stock and restricted stock units outstanding under the Company’s 2009 equity incentive plan have not yet vested and no additional awards may be granted under this plan.

Pursuant to the Pay-for-Performance Program, there are 200,000 performance share awards in the form of restricted stock units (the “Units”) outstanding under the Company’s 2009 Incentive Plan. The holders of Units are not entitled to dividends or to vote the underlying shares until the Units vest and shares are issued. Accordingly, for accounting purposes, the shares underlying the Units are not included in the shares shown as outstanding on the balance sheet.  No Units were forfeited or vested in the six months ended June 30, 2015.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015 (Continued)

Note 14 - Stock Based Compensation (continued)

The following is a summary of the activity of the equity incentive plans excluding, except as otherwise noted, the 200,000 Units:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Restricted share grants	—	—	129,975	118,850
Per share grant price	—	—	$24.60	$20.54
Deferred compensation to be recognized over vesting period	—	—	$3,197,000	$2,441,000
Number of non-vested shares:
Non-vested beginning of period	540,285	481,045	480,995	470,015
Grants	—	—	129,975	118,850
Vested during period	(1,295)	—	(71,980)	(101,300)
Forfeitures	—	—	—	(6,520)
Non-vested end of period	538,990	481,045	538,990	481,045

The following information includes the 200,000 Units:

Average per share value of non-vested shares (based on grant price)	$17.12	$14.55	$17.12	$14.55

Value of shares vested during the period (based on grant price)	$21,000	$—	$607,000	$621,000

The total charge to operations for all incentive plans is as follows:
Outstanding restricted stock grants	$555,000	$419,000	$1,103,000	$862,000
Outstanding restricted stock units	30,000	29,000	59,000	58,000
Total charge to operations	$585,000	$448,000	$1,162,000	$920,000

As of June 30, 2015, there were approximately $6,891,000 of total compensation costs related to non-vested awards that have not yet been recognized, including $237,000 related to the Units (net of forfeiture and performance assumptions which are re-evaluated quarterly). These compensation costs will be charged to general and administrative expense over the remaining respective vesting periods. The weighted average vesting period is approximately 2.6 years.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015 (Continued)

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

The carrying amounts of cash and cash equivalents, restricted cash, escrow, deposits, receivables, certain other assets, dividends payable, and accrued expenses and other liabilities (excluding interest rate swaps), are not measured at fair value on a recurring basis, but are considered to be recorded at amounts that approximate fair value.

At June 30, 2015, the $313,838,000 estimated fair value of the Company’s mortgages payable is more than their carrying value by approximately $11,564,000 assuming a blended market interest rate of 4.2% based on the 9.4 year weighted average remaining term of the mortgages.  At December 31, 2014, the $300,541,000 estimated fair value of the Company’s mortgages payable is more than their carrying value by approximately $8,492,000 assuming a blended market interest rate of 4.5% based on the 9.1 year weighted average remaining term of the mortgages.

At June 30, 2015 and December 31, 2014, the $30,250,000 and $13,250,000, respectively, carrying amount of the Company’s line of credit approximates its fair value.

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

June 30, 2015 (Continued)

Note 15 - Fair Value Measurements (continued)

Fair Value on a Recurring Basis

The fair value of the Company’s available-for-sale securities and derivative financial instruments was determined using the following inputs (amounts in thousands):

		Carrying and	Fair Value Measurements on a Recurring Basis
	As of	Fair Value	Level 1	Level 2
Financial assets:
Available-for-sale securities:
Equity securities	June 30, 2015	$30	$30	$—
	December 31, 2014	29	29	—
Derivative financial instruments:
Interest rate swaps	June 30, 2015	$51	$—	$51
	December 31, 2014	27	—	27
Financial liabilities:
Derivative financial instruments:
Interest rate swaps	June 30, 2015	$2,716	$—	$2,716
	December 31, 2014	3,139	—	3,139

The Company does not own any financial instruments that are classified as Level 3.

Available-for-sale securities

At June 30, 2015, the Company’s available-for-sale securities included a $30,300 investment in equity securities (included in other assets on the consolidated balance sheets). The aggregate cost of these securities was $5,300 and at June 30, 2015, the unrealized gain was $25,000.  Such unrealized gains are included in accumulated other comprehensive loss on the consolidated balance sheets.  Fair values are approximated based on current market quotes from financial sources that track such securities.

In May 2014, the Company sold to Gould Investors L.P., a related party, 37,081 shares of BRT Realty Trust, a related party, for proceeds of $266,000 (based on the average of the closing prices for the 30 days preceding the sale).  The cost of these shares was $132,000 and the Company realized a gain on sale of $134,000, of which $132,000 was reclassified from Accumulated other comprehensive loss on the consolidated balance sheets into earnings.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015 (Continued)

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty.  As of June 30, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

As of June 30, 2015, the Company had entered into 19 interest rate derivatives, all of which were interest rate swaps, related to 19 outstanding mortgage loans with an aggregate $92,721,000 notional amount and mature between 2016 and 2027 (weighted average maturity of 7.4 years).  Such interest rate swaps, all of which were designated as cash flow hedges, converted LIBOR based variable rate mortgages to fixed annual rate mortgages (with interest rates ranging from 3.55% to 5.75% and a weighted average interest rate of 4.53% at June 30, 2015).  The fair value of the Company’s derivatives designated as hedging instruments in asset and liability positions reflected as other assets or other liabilities on the consolidated balance sheets were $51,000 and $2,716,000, respectively, at June 30, 2015, and $27,000 and $3,139,000, respectively, at December 31, 2014.

Three of the Company’s unconsolidated joint ventures, in which wholly-owned subsidiaries of the Company are 50% partners, had two interest rate derivatives outstanding at June 30, 2015 with an aggregate $11,108,000 notional amount.  These interest rate swaps, which were designated as cash flow hedges, have interest rates of 3.49% and 5.81% and mature between April 2018 and March 2022.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015 (Continued)

Note 15 - Fair Value Measurements (continued)

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
One Liberty Properties and Consolidated Subsidiaries
Amount of gain (loss) recognized on derivatives in Other comprehensive loss	$732	$(1,227)	$(891)	$(2,408)
Amount of loss reclassification from Accumulated other comprehensive loss into Interest expense	(458)	(1,302)	(1,347)	(824)
Unconsolidated Joint Ventures (Company’s share)
Amount of gain (loss) recognized on derivative in Other comprehensive loss	$46	$(245)	$(25)	$(48)
Amount of (loss) gain reclassification from accumulated other comprehensive loss into Equity in earnings of unconsolidated joint ventures	(29)	(34)	(51)	55

No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges for the three and six months ended June 30, 2015 and 2014.  During the six months ended June 30, 2015, the Company terminated one of its interest rate swaps, in connection with the sale of its Cherry Hill, New Jersey property, and accelerated the reclassification of amounts in other comprehensive loss to earnings as a result of the hedged forecasted transactions being terminated. The accelerated amount was a loss of $472,000 and is included in Prepayment costs on debt on the Company’s consolidated statements of income.  During the twelve months ending June 30, 2016, the Company estimates an additional $1,818,000 will be reclassified from other comprehensive income (loss) as an increase to interest expense.

The derivative agreements in effect at June 30, 2015 provide that if the wholly-owned subsidiary of the Company which is a party to the agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to one of the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, then the Company could be held liable for such swap breakage losses, if any.

As of June 30, 2015, the fair value of the derivatives in a liability position, including accrued interest and excluding any adjustments for nonperformance risk, was approximately $2,923,000.  In the unlikely event that the Company breaches any of the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $2,923,000.  This termination liability value, net of $207,000 adjustments for nonperformance risk, or $2,716,000, is included in accrued expenses and other liabilities on the consolidated balance sheets at June 30, 2015.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015 (Continued)

Note 16 - New Accounting Pronouncements

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

June 30, 2015 (Continued)

Note 16 - New Accounting Pronouncements (continued)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized.  The effective date of this standard will be for fiscal years, and interim periods within those years, after December 15, 2017.  Early adoption is permitted after December 15, 2016.  Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU.  The Company is currently in the process of evaluating the impact, if any, the adoption of this ASU will have on its consolidated financial statements.

Note 17 - Subsequent Events

Subsequent events have been evaluated and except as disclosed in Note 4 (Real Estate Acquisitions), there were no other events relative to the Company’s consolidated financial statements that require additional disclosure.

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

Acquisition, Disposition and Financing Activities During the Six Months Ended June 30, 2015

We acquired five properties (including the purchase of our partner’s 50% interest in a joint venture that owns a property in Lincoln, Nebraska) for an aggregate purchase price of $37.8 million (including mortgage debt of $14.5 million incurred in connection with two of the acquisitions). These acquisitions contributed $1.3 million of rental income during the six months ended June 30, 2015 - one acquisition was completed in mid-February, three acquisitions were completed in mid-to-late March, and one acquisition was completed in May.

In addition, in June 2015 we purchased, through an unconsolidated joint venture in which we have a 50% equity interest, a retail center located in Manahawkin, New Jersey for approximately $43.5 million, inclusive of $26.1 million of new mortgage debt bearing an annual interest rate of 4% and maturing in 2025.

We sold our Cherry Hill, New Jersey retail property in January 2015 resulting in a gain of approximately $5.4 million, before giving effect to a swap breakage charge of $472,000 and the write-off of $249,000 of the remaining deferred financing cost. The non-controlling interest’s share of income from the transaction is $1.3 million.  This property generated $697,000 of rental income in the six months ended June 30, 2014.

We obtained $32.6 million from mortgage financings and refinancings (including $14.5 million in connection with two properties acquired in 2015), net of refinanced amounts. The weighted average interest rate on these mortgages is 4.0% and the weighted average remaining term is 9.8 years.

Recent Developments

In July 2015, the tenant that leases a property operated as a Pathmark supermarket in Philadelphia, Pennsylvania filed for Chapter 11 bankruptcy protection and moved to reject the lease.  This tenant accounted for approximately 1% of our rental income for the six months ended June 30, 2015 and at June 30, 2015, the mortgage debt on such property is $4.6 million.  We are in the process of seeking a replacement tenant.

On July 28, 2015, we purchased a 294,000 square foot industrial property located in McCalla, Alabama for $16.8 million.  The property is net leased through 2022 to a tenant that is a supplier to the auto industry.

Overview

We are a self-administered and self-managed real estate investment trust, organized in Maryland in 1982.  We acquire, own and manage a geographically diversified portfolio of retail (including furniture stores, restaurants, office supply stores and supermarkets), industrial, flex, health and fitness and other properties, a substantial portion of which are leased under long-term net leases.  As of June 30, 2015, we own 118 properties (including seven properties owned by consolidated joint ventures and five properties owned by unconsolidated joint ventures) located in 30 states.  Based on square footage, our occupancy rate at June 30, 2015 is approximately 98.8%.

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

Our 2015 contractual rental income is approximately $56.4 million and represents, after giving effect to any abatements, concessions or adjustments, the base rent payable to us in calendar year 2015 under leases in effect at June 30, 2015. The 2015 contractual rental income excludes approximately $1.4 million of straight-line rent, amortization of approximately $671,000 of intangibles, and our share of the rental income payable to our unconsolidated joint ventures, which in 2015 will be approximately $1.9 million.

The following table sets forth scheduled lease expirations of leases for our properties (excluding unconsolidated joint ventures) as of June 30, 2015 for the calendar years indicated below:

Year of Lease Expiration (1)	Number of Expiring Leases	Approximate Square Footage Subject to Expiring Leases	2015 Contractual Rental Income Under Expiring Leases	Percent of 2015 Contractual Rental Income Represented by Expiring Leases
2015	6	390,251	$1,604,677	2.8%
2016	14	317,571	2,695,548	4.8
2017	19	137,267	2,426,662	4.3
2018	20	399,191	4,680,531	8.3
2019	10	124,648	1,620,264	2.9
2020	11	192,270	4,616,861	8.2
2021	12	472,454	3,585,654	6.4
2022	11	1,371,415	11,001,473	19.5
2023	7	562,820	3,998,783	7.1
2024	4	207,779	1,358,143	2.4
2025 and thereafter	32	2,333,026	18,801,605	33.3
	146	6,508,692	$56,390,201	100.0%

(1)         Lease expirations assume tenants do not exercise existing renewal options.

Results of Operations

The following table compares revenues for the periods indicated:

	Three Months Ended June 30,		Increase	%	Six Months Ended June 30,		Increase	%
(Dollars in thousands)	2015	2014	(Decrease)	Change	2015	2014	(Decrease)	Change
Revenues:
Rental income, net	$14,992	$13,943	$1,049	7.5%	$28,886	$27,756	$1,130	4.1%
Tenant reimbursements	790	453	337	74.4	1,572	1,042	530	50.9
Lease termination fee	—	1,269	(1,269)	(100.0)	650	1,269	(619)	(48.8)
Total revenues	$15,782	$15,665	$117	0.7	$31,108	$30,067	$1,041	3.5

Revenues

Rental income.  The increases are due primarily to $2.1 million and $3.5 million in the three and six months ended June 30, 2015, respectively, generated by nine properties acquired in 2014 and five properties acquired in 2015. Offsetting this increase is the (i) inclusion, in the three and six months ending June 30, 2014, of $1.1 million and $2.1 million, respectively, from three properties that were sold or disposed of from October 2014 through mid-January 2015 (including the sale, for substantial gains, of the Parsippany and Cherry Hill, New Jersey properties), and (ii) $226,000 write-off against rental income, in the six months ended June 30, 2015, of the entire balance of unbilled rent receivable related to the March 2015 lease termination fee described below.

Tenant reimbursements.  Approximately $277,000 and $469,000 of the increase in real estate tax and operating expense reimbursements in the three and six months ended June 30, 2015, respectively, is due to five properties acquired since May 2014 with the balance attributable to net increases from various properties. Offsetting the increase in the six months ended June 30, 2015 was a decrease of $112,000 due to the January 2015 sale of the Cherry Hill, New Jersey property.

Lease termination fee.  We received lease termination fees of $650,000 and $1,269,000 from tenants of two properties in lease buy-out transactions in March 2015 and June 2014, respectively.  We re-leased both properties simultaneously with the terminations of the leases.

The following table compares operating expenses for the periods indicated:

	Three Months Ended June 30,		Increase	%	Six Months Ended June 30,		Increase	%
(Dollars in thousands)	2015	2014	(Decrease)	Change	2015	2014	(Decrease)	Change
Operating expenses:
Depreciation and amortization	$3,921	$3,723	$198	5.3%	$7,655	$7,300	$355	4.9%
General and administrative	2,390	2,134	256	12.0	4,782	4,344	438	10.1
Real estate expenses	1,273	877	396	45.2	2,607	1,976	631	31.9
Federal excise and state taxes	124	107	17	15.9	198	169	29	17.2
Real estate acquisition costs	79	88	(9)	(10.2)	327	128	199	155.5
Leasehold rent	77	77	—	—	154	154	—	—

Total operating expenses	7,864	7,006	858	12.2	15,723	14,071	1,652	11.7

Operating income	$7,918	$8,659	$(741)	(8.6)	$15,385	$15,996	$(611)	(3.8)

Operating Expenses

Depreciation and amortization.  The three and six months ended June 30, 2015 includes $548,000 and $949,000, respectively, related to properties we acquired in 2014 and 2015 and $37,000 and $119,000, respectively, from amortization of property improvements and leasing commissions. Included in the three and six months ended June 30, 2014 is $317,000 and $635,000, respectively, of expense related to three properties that were sold or disposed of from October 2014 through mid-January 2015 (including the Parsippany and Cherry Hill, New Jersey properties).

General and administrative expenses.  Contributing to the change in the three and six months ended June 30, 2015 were increases of: (i) $137,000 and $243,000, respectively, in non-cash compensation expense related to the increase in the number of restricted stock awards granted in 2015 and the higher fair value of such awards at the time of grant; and (ii) $73,000 and $176,000, respectively, in net compensation expense due to higher compensation levels.

Real estate expenses.  The increases in the three and six months ended June 30, 2015 are due primarily to increases of $525,000 and $318,000, respectively, from five of the properties acquired since May 2014, substantially all of which is rebilled to tenants, and several other increases in various real estate expenses, none of which was individually significant. The increases were offset by the decrease in expenses at our Cherry Hill, New Jersey property as a result of its sale in January 2015.

Real estate acquisition costs.  These costs, which include acquisition fees (including a fee paid to our joint venture partner), legal and other transactional costs and expenses, increased primarily in connection with the acquisition of a property in February 2015.

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Three Months Ended June 30,		Increase	%	Six Months Ended June 30,		Increase	%
(Dollars in thousands)	2015	2014	(Decrease)	Change	2015	2014	(Decrease)	Change
Other income and expenses:
Gain on sale of real estate, net	$—	$—	$—	—%	$5,392	$—	$5,392	n/a
Purchase price fair value adjustment	—	—	—	—	960	—	960	n/a
Prepayment costs on debt	—	—	—	—	(568)	—	(568)	n/a
Equity in (loss) earnings of unconsolidated joint ventures	(183)	130	(313)	(240.8)	(36)	263	(299)	(113.7)%
Gain on sale — investment in BRT Realty Trust	—	134	(134)	(100.0)	—	134	(134)	(100.0)
Other income	72	2	70	3,500.0	75	10	65	650.0
Interest:
Expense	(3,907)	(4,035)	(128)	(3.2)	(7,646)	(7,988)	(342)	(4.3)
Amortization and write-off of deferred financing costs	(186)	(228)	(42)	(18.4)	(641)	(466)	175	37.6

Gain on sale of real estate, net.  This gain was realized from the January 2015 sale of the Cherry Hill, New Jersey property.

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

Equity in (loss) earnings of unconsolidated joint ventures.  The loss in the 2015 periods is due to our $400,000 share of the acquisition expenses associated with the June 2015 purchase of the Manahawkin, New Jersey retail center.

Gain on sale — investment in BRT Realty Trust.  In May 2014, we sold to Gould Investors L.P., a related party, our 37,081 shares of BRT Realty Trust, a related party, for proceeds of $266,000.  The cost of these shares was $132,000 and we realized a gain on sale of $134,000.

Interest expense.  The following table details interest expense for the periods indicated:

	Three Months Ended June 30,		Increase	%	Six Months Ended June 30,		Increase	%
(Dollars in thousands)	2015	2014	(Decrease)	Change	2015	2014	(Decrease)	Change
Interest expense:
Credit line interest	$158	$258	$(100)	(38.8)%	$255	$515	$(260)	(50.5)%
Mortgage interest	3,749	3,777	(28)	(0.7)	7,391	7,473	(82)	(1.1)
Total	$3,907	$4,035	$(128)	(3.2)	$7,646	$7,988	$(342)	(4.3)

Credit line interest

Pursuant to an amendment to our facility dated December 31, 2014, the annual interest rate was reduced from 4.75% to approximately 1.93% for each of the three and six months ended June 30, 2015, contributing to the decrease in such expense. The decrease in the three months ended June 30, 2015 was partially offset by the $7.3 million increase in the weighted average balance outstanding under our line of credit. The weighted average balance increased due to borrowings to acquire several properties.

Mortgage interest

The following table reflects the interest rate on our mortgage debt and principal amount of outstanding mortgage debt:

	Three Months Ended June 30,		Increase	%	Six Months Ended June 30,		Increase	%
(Dollars in thousands)	2015	2014	(Decrease)	Change	2015	2014	(Decrease)	Change
Average interest rate on mortgage debt	4.96%	5.31%	(.35)%	(6.6)%	4.96%	5.32%	(.36)%	(6.8)%
Average principal amount of mortgage debt	$302,460	$284,641	$17,819	6.3%	$297,263	$280,862	$16,401	5.8%

The decrease in mortgage interest expense is attributable to the decrease in the average interest rate due to the financing (including financings effectuated in connection with acquisitions) and refinancing in 2014 and 2015 of $101.2 million of gross new mortgage debt with a weighted average interest rate of approximately 4.4%.  Offsetting the decrease is the increase in the average amount of mortgage debt outstanding resulting from the incurrence of mortgage debt of $33.8 million in connection with properties acquired in 2014 (primarily in the second half of 2014) and 2015 and the financing of $36.6 million, net of refinanced amounts, in connection with properties acquired in prior years. The increase in the average amount outstanding was partially offset by the payoffs of three mortgages and the foreclosure of one mortgage in the three and six months ended June 30, 2015 totaling $18.6 million.

Amortization and write-off of deferred financing costs.  The increase in the six months ended June 30, 2015 is primarily due to the write-off of (i) $249,000 relating to the sale of the Cherry Hill, New Jersey property and (ii) $31,000 related to a mortgage paid in full during the current period. Offsetting the increase is a $107,000 (and $53,000 for the three month period) decrease associated with the extension of the credit facility in December 2014.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our revolving credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of equity securities and property sales.  Our available liquidity at August 3, 2015, was approximately $50.0 million, including approximately $8.2 million of cash and cash equivalents (net of the credit facility’s required $3 million deposit maintenance balance) and $41.8 million available under our revolving credit facility.

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

At June 30, 2015, excluding mortgage indebtedness of our unconsolidated joint ventures, we had 59 outstanding mortgages payable secured by 82 properties, in aggregate principal amount of $302.3 million.  These mortgages represent first liens on individual real estate investments with an aggregate carrying value of $474.7 million, before accumulated depreciation of $58.0 million.  After giving effect to interest rate swap agreements, the mortgage payments bear interest at fixed rates ranging from 3.13% to 7.81% (a 4.84% weighted average interest rate) and mature between 2016 and 2037 (a 9.4 year weighted average remaining term on the mortgages).

The following table sets forth, as of June 30, 2015, information with respect to our mortgage debt (excluding mortgage debt of our unconsolidated joint ventures), that is payable from July 1, 2015 through December 31, 2019:

(Dollars in thousands)	2015	2016	2017	2018	2019	Total

Amortization payments	$3,532	$7,501	$8,135	$7,849	$8,011	$35,028
Principal due at maturity	—	25,678	21,921	10,260	8,355	66,214
Total	$3,532	$33,179	$30,056	$18,109	$16,366	$101,242

At June 30, 2015, the Company’s unconsolidated joint ventures had first mortgages on four properties with outstanding balances aggregating $37.2 million, bearing interest at rates ranging from 3.49% to 5.81% (a 3.91% weighted average interest rate) and maturing between 2018 and 2025.

We intend to make debt amortization payments from operating cash flow and, though no assurance can be given that we will be successful in this regard, generally intend to refinance or extend the mortgage loans which mature in 2016 through 2017.  We intend to repay the amounts not refinanced or extended from our existing funds and sources of funds, including our available cash and our credit line (to the extent available).

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

Credit Facility

We can borrow up to $75 million pursuant to our revolving credit facility which is available to us for the acquisition of commercial real estate, repayment of mortgage debt, property improvements and general working capital purposes; provided, that if used for property improvements and working capital purposes, the amount outstanding for such purposes will not exceed the lesser of $15 million and 15% of the borrowing base and if used for working capital purposes, will not exceed $10 million. The facility matures December 31, 2018 and bears interest equal to the one month LIBOR rate plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 300 basis points if such ratio is greater than 65%. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $75 million. The credit facility requires the maintenance of $3 million in average deposit balances.

The terms of our revolving credit facility include restrictions and covenants which, among other things, may limit the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At June 30, 2015, we were in compliance with the covenants under this facility.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements.  See Note 6 of the Notes to the Consolidated Financial Statements regarding off-balance sheet arrangements on our properties located in Sandy Springs, Georgia and Lakemoor, Illinois.

Funds from Operations and Adjusted Funds from Operations

We compute funds from operations, or FFO, in accordance with the “White Paper on Funds From Operations” issued by the National Association of Real Estate Investment Trusts (“NAREIT”) and NAREIT’s related guidance. FFO is defined in the White Paper as net income (computed in accordance with generally accepting accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, plus impairment write-downs of depreciable real estate and after adjustments for unconsolidated partnerships, joint ventures and non-controlling interests. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.  Since the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one REIT to another. We compute adjusted funds from operations, or AFFO, by deducting from FFO our straight-line rent accruals, amortization of lease intangibles, and lease termination fee income and adding back the amortization of restricted stock compensation, amortization of costs in connection with our financing activities (including our share of our unconsolidated joint ventures) and debt prepayment costs.

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

The table below provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
GAAP net income attributable to One Liberty Properties, Inc.	$3,682	$4,640	$11,538	$7,913
Add: depreciation of properties	3,872	3,688	7,522	7,229
Add: our share of depreciation of unconsolidated joint ventures	87	94	180	187
Add: amortization of deferred leasing costs	49	35	133	71
Add: Federal excise tax relating to gain on sales	45	—	84	(19)
Deduct: gain on sale of real estate	—	—	(5,392)	—
Deduct: purchase price fair value adjustment	—	—	(960)	—
Adjustments for non-controlling interests	(36)	(30)	1,469	(57)
NAREIT funds from operations applicable to common stock	7,699	8,427	14,574	15,324
Deduct: straight-line rent accruals and amortization of lease intangibles	(677)	(266)	(979)	(659)
Deduct: lease termination fee income	—	(1,269)	(650)	(1,269)
Add: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	1	—	—	—
Add: amortization of restricted stock compensation	585	448	1,162	920
Add: prepayment costs on debt	—	—	568	—
Add: amortization and write-off of deferred financing costs	186	228	641	468
Add: our share of amortization of deferred financing costs of unconsolidated joint ventures	3	4	11	8
Adjustments for non-controlling interests	10	2	(198)	6
Adjusted funds from operations applicable to common stock	$7,807	$7,574	$15,129	$14,798

The table below provides a reconciliation of net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
GAAP net income attributable to One Liberty Properties, Inc.	$.22	$.29	$.70	$.49
Add: depreciation of properties	.24	.22	.46	.45
Add: our share of depreciation of unconsolidated joint ventures	.01	.01	.01	.01
Add: amortization of deferred leasing costs	—	—	.01	.01
Add: Federal excise tax relating to gain on sales	—	—	—	—
Deduct: gain on sale of real estate	—	—	(.33)	—
Deduct: purchase price fair value adjustment	—	—	(.06)	—
Adjustments for non-controlling interests	—	—	.09	—
NAREIT funds from operations per common share	.47	.52	.88	.96
Deduct: straight-line rent accruals and amortization of lease intangibles	(.05)	(.02)	(.06)	(.05)
Deduct: lease termination fee income	—	(.08)	(.04)	(.08)
Add: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—	—	—
Add: amortization of restricted stock compensation	.04	.03	.08	.06
Add: prepayment costs on debt	—	—	.03	—
Add: amortization and write-off of deferred financing costs	.01	.02	.04	.03
Add: our share of amortization of deferred financing costs of unconsolidated joint ventures	—	—	—	—
Adjustments for non-controlling interests	—	—	(.01)	—
Adjusted funds from operations per common share	$.47	$.47	$.92	$.92

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

At June 30, 2015, we had 21 interest rate swap agreements outstanding (including two held by three of our unconsolidated joint ventures). The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time.  As of June 30, 2015, if there had been a 100 basis point: (i) increase in forward interest rates, the fair market value of the interest rate swaps would have increased by approximately $6.0 million and the net unrealized loss on derivative instruments would have decreased by approximately $6.0 million; and (ii) decrease in forward interest rates, the fair market value of the interest rate swaps would have decreased by approximately $6.3 million and the net unrealized loss on derivative instruments would have increased by approximately $6.3 million. These changes would not have any impact on our net income or cash.

Our mortgage debt, after giving effect to interest rate swap agreements, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.

Our variable credit rate facility is sensitive to interest rate changes.  Based on the interest rate in effect and the $30.3 million credit facility balance outstanding as of June 30, 2015, a 100 basis point: (i) increase of the interest rate on this facility would increase our related interest costs by approximately $302,500 per year; and (ii) decrease of the interest rate would decrease our related interest costs by approximately $55,000 per year.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the six months ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: August 6, 2015	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: August 6, 2015	/s/ David W. Kalish
David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)