Form 10-Q
period 2015-09-30
ONE LIBERTY PROPERTIES INC
filed 2015-11-09
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC   20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

As of November 2, 2015, the registrant had 16,703,921 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Real estate investments, at cost
Land	$190,016	$165,153
Buildings and improvements	470,771	416,272
Total real estate investments, at cost	660,787	581,425
Less accumulated depreciation	84,426	76,575
Real estate investments, net	576,361	504,850

Property held-for-sale	—	10,176
Investment in unconsolidated joint ventures	11,273	4,907
Cash and cash equivalents	13,896	20,344
Restricted cash	1,108	1,607
Unbilled rent receivable (including $120 related to property held-for-sale in 2014)	13,707	12,815
Unamortized intangible lease assets, net	30,188	27,387
Escrow, deposits and other assets and receivables	4,656	4,310
Unamortized deferred financing costs, net	4,207	4,043
Total assets	$655,396	$590,439

Liabilities and Equity
Liabilities:
Mortgages payable	$325,601	$292,049
Line of credit	35,750	13,250
Dividends payable	6,476	6,322
Accrued expenses and other liabilities	15,243	12,451
Unamortized intangible lease liabilities, net	14,827	10,463
Total liabilities	397,897	334,535

Commitments and contingencies	—	—

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized; 16,073 and 15,728 shares issued and outstanding	16,073	15,728
Paid-in capital	227,283	219,867
Accumulated other comprehensive loss	(5,860)	(3,195)
Accumulated undistributed net income	17,925	21,876
Total One Liberty Properties, Inc. stockholders’ equity	255,421	254,276
Non-controlling interests in consolidated joint ventures	2,078	1,628
Total equity	257,499	255,904
Total liabilities and equity	$655,396	$590,439

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental income, net	$15,273	$14,552	$44,159	$42,308
Tenant reimbursements	835	635	2,407	1,677
Lease termination fee	—	—	650	1,269
Total revenues	16,108	15,187	47,216	45,254

Operating expenses:
Depreciation and amortization	4,435	3,685	12,090	10,985
General and administrative (including $503, $485, $1,512 and $1,899, respectively, to related parties)	2,350	2,153	7,132	6,497
Real estate expenses (including $223, $213, $669 and $638, respectively, to related party)	1,415	1,085	4,022	3,061
Federal excise and state taxes	68	6	266	175
Real estate acquisition costs	90	83	417	211
Leasehold rent	77	77	231	231
Impairment loss	—	1,093	—	1,093
Total operating expenses	8,435	8,182	24,158	22,253
Operating income	7,673	7,005	23,058	23,001
Other income and expenses:
Gain on sale of real estate, net	—	—	5,392	—
Purchase price fair value adjustment	—	—	960	—
Prepayment costs on debt	—	—	(568)	—
Equity in earnings of unconsolidated joint ventures	347	134	311	397
Gain on sale - investment in BRT Realty Trust (related party)	—	—	—	134
Other income	2	10	77	20
Interest:
Expense	(4,044)	(4,227)	(11,690)	(12,215)
Amortization and write-off of deferred financing costs	(187)	(275)	(828)	(741)
Income from continuing operations	3,791	2,647	16,712	10,596
Income from discontinued operations	—	—	—	13

Net income	3,791	2,647	16,712	10,609

Net income attributable to non-controlling interests	(3)	(27)	(1,386)	(76)

Net income attributable to One Liberty Properties, Inc.	$3,788	$2,620	$15,326	$10,533

Weighted average number of common shares outstanding:
Basic	16,014	15,650	15,892	15,508
Diluted	16,114	15,750	15,992	15,608

Per common share attributable to common stockholders
- basic and diluted:	$.22	$.16	$.92	$.64

Cash distributions declared per share of common stock	$.39	$.37	$1.17	$1.11

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$3,791	$2,647	$16,712	$10,609

Other comprehensive gain (loss)
Net unrealized gain (loss) on available-for-sale securities	1	(1)	2	(126)
Net unrealized (loss) gain on derivative instruments	(3,035)	120	(2,579)	(1,465)
One Liberty Property’s share of joint venture net unrealized (loss) gain on derivative instruments	(93)	19	(67)	23
Other comprehensive (loss) gain	(3,127)	138	(2,644)	(1,568)

Comprehensive income	664	2,785	14,068	9,041

Comprehensive income attributable to non-controlling interests	(3)	(27)	(1,386)	(76)
Unrealized loss (gain) on derivative instruments attributable to non-controlling interests	13	(7)	(21)	17

Comprehensive income attributable to One Liberty Properties, Inc.	$674	$2,751	$12,661	$8,982

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Undistributed Net Income	Non- Controlling Interests in Joint Ventures	Total

Balances, December 31, 2013	$15,221	$210,324	$(490)	$23,877	$1,158	$250,090

Distributions - common stock Cash - $1.11 per share	—	—	—	(17,796)	—	(17,796)
Shares issued through equity offering program — net	179	3,596	—	—	—	3,775
Restricted stock vesting	101	(101)	—	—	—	—
Shares issued through dividend reinvestment plan	168	3,195	—	—	—	3,363
Contribution from non-controlling interests	—	—	—	—	306	306
Distributions to non-controlling interests	—	—	—	—	(199)	(199)
Compensation expense - restricted stock	—	1,368	—	—	—	1,368
Net income	—	—	—	10,533	76	10,609
Other comprehensive loss	—	—	(1,551)	—	(17)	(1,568)

Balances, September 30, 2014	$15,669	$218,382	$(2,041)	$16,614	$1,324	$249,948

Balances, December 31, 2014	$15,728	$219,867	$(3,195)	$21,876	$1,628	$255,904
Distributions - common stock Cash - $1.17 per share	—	—	—	(19,277)	—	(19,277)
Shares issued through equity offering program — net	135	2,799	—	—	—	2,934
Restricted stock vesting	72	(72)	—	—	—	—
Shares issued through dividend reinvestment plan	138	2,947	—	—	—	3,085
Contributions from non-controlling interests	—	—	—	—	713	713
Distributions to non-controlling interests	—	—	—	—	(1,670)	(1,670)
Compensation expense - restricted stock	—	1,742	—	—	—	1,742
Net income	—	—	—	15,326	1,386	16,712
Other comprehensive gain	—	—	(2,665)	—	21	(2,644)

Balances, September 30, 2015	$16,073	$227,283	$(5,860)	$17,925	$2,078	$257,499

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$16,712	$10,609
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	(5,392)	—
Purchase price fair value adjustment	(960)	—
Gain on sale - investment in BRT Realty Trust (related party)	—	(134)
Impairment loss	—	1,093
Increase in unbilled rent receivable	(1,327)	(1,108)
Write-off of unbilled rent receivable	315	—
Amortization of intangibles relating to leases, net	(621)	(144)
Amortization of restricted stock expense	1,742	1,368
Equity in earnings of unconsolidated joint ventures	(311)	(397)
Distributions of earnings from unconsolidated joint ventures	465	399
Depreciation and amortization	12,090	10,985
Amortization and write-off of financing costs	828	741
Payment of leasing commissions	(709)	(165)
Changes in assets and liabilities:
(Increase) decrease in escrow, deposits, other assets and receivables	(178)	535
Increase (decrease) in accrued expenses and other liabilities	662	(383)
Net cash provided by operating activities	23,316	23,399

Cash flows from investing activities:
Purchase of real estate	(67,548)	(33,167)
Improvements to real estate	(2,479)	(716)
Net proceeds from sale of real estate	16,025	5,177
Purchase of partner’s interest in unconsolidated joint venture	(6,300)	—
Investment in unconsolidated joint ventures	(12,686)	—
Net proceeds on sale — investment in BRT Realty Trust (related party)	—	266
Distributions of return of capital from unconsolidated joint ventures	761	53
Net cash used in investing activities	(72,227)	(28,387)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(5,679)	(5,675)
Repayment of mortgages payable	(25,308)	(25,456)
Proceeds from mortgage financings	66,005	46,839
Proceeds from sale of common stock, net	2,934	3,775
Proceeds from bank line of credit	45,400	27,500
Repayment on bank line of credit	(22,900)	(29,500)
Issuance of shares through dividend reinvestment plan	3,085	3,363
Payment of financing costs	(996)	(712)
Capital contributions from non-controlling interests	713	306
Distributions to non-controlling interests	(1,670)	(199)
Cash distributions to common stockholders	(19,121)	(17,625)
Net cash provided by financing activities	42,463	2,616

Net decrease in cash and cash equivalents	(6,448)	(2,372)
Cash and cash equivalents at beginning of period	20,344	16,631
Cash and cash equivalents at end of period	$13,896	$14,259

Continued on next page

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

	Nine Months Ended September 30,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$11,830	$12,382
Cash paid during the period for Federal excise tax, net	300	64

Supplemental schedule of non-cash investing and financing activities:
Mortgage debt extinguished upon conveyance of property to mortgagee by deed-in-lieu of foreclosure	$1,466	$—
Consolidation of real estate investment	2,633	—
Purchase accounting allocation - intangible lease assets	5,780	1,999
Purchase accounting allocation - intangible lease liabilities	5,366	2,844

See accompanying notes to consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015

Note 1 - Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland.  OLP is a self-administered and self-managed real estate investment trust (“REIT”).  OLP acquires, owns and manages a geographically diversified portfolio of retail, industrial, flex, health and fitness and other properties, a substantial portion of which are subject to long-term net leases.  As of
 September 30, 2015, OLP owns 120 properties, including seven properties owned by consolidated joint ventures and five properties owned by unconsolidated joint ventures. The 120 properties are located in 31 states.

Note 2 — Summary Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in OLP’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

September 30, 2015 (Continued)

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

Tenant Reimbursements

Tenant reimbursements represent tenants’ contractual obligations for recoverable real estate taxes and operating expenses and are recognized when earned.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015 (Continued)

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

Diluted earnings per share reflects the potential dilution that could occur if securities or other rights exercisable for, or convertible into, common stock were exercised or converted or otherwise resulted in the issuance of common stock that shared in the earnings of the Company.  For the three and nine months ended September 30, 2015 and 2014, the diluted weighted average number of shares of common stock includes 100,000 shares (of an aggregate of 200,000 shares) of common stock underlying the restricted stock units awarded pursuant to the Pay-For-Performance program.  These 100,000 shares may vest upon satisfaction of the total stockholder return metric. The number of shares that would be issued pursuant to this metric is based on the market price and dividends paid as of the end of each quarterly period assuming the end of that quarterly period was the end of the vesting period.  The remaining 100,000 shares of common stock underlying the restricted stock units awarded under the Pay-For-Performance program are not included during the three and nine months ended September 30, 2015 and 2014, as they did not meet the return on capital performance metric during such periods.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015 (Continued)

Note 3 - Earnings Per Common Share (continued)

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator for basic and diluted earnings per share:
Income from continuing operations	$3,791	$2,647	$16,712	$10,596
Less net income attributable to non-controlling interests	(3)	(27)	(1,386)	(76)
Less earnings allocated to unvested restricted stock (a)	(210)	(178)	(631)	(534)
Income from continuing operations available for common stockholders	3,578	2,442	14,695	9,986
Discontinued operations	—	—	—	13
Net income available for common stockholders, basic and diluted	$3,578	$2,442	$14,695	$9,999

Denominator for basic earnings per share: — weighted average common shares	16,014	15,650	15,892	15,508
Effect of diluted securities: — restricted stock units awarded under Pay-for-Performance program	100	100	100	100
Denominator for diluted earnings per share — weighted average shares	16,114	15,750	15,992	15,608

Earnings per common share, basic	$.22	$.16	$.92	$.64
Earnings per common share, diluted	$.22	$.16	$.92	$.64

Net income attributable to One Liberty Properties, Inc. common stockholders, net of non-controlling interests:
Income from continuing operations	$3,788	$2,620	$15,326	$10,520
Income from discontinued operations	—	—	—	13

Net income attributable to One Liberty Properties, Inc.	$3,788	$2,620	$15,326	$10,533

a)             Represents an allocation of distributed earnings to unvested restricted stock, which as participating securities, are entitled to receive dividends.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015 (Continued)

Note 4 - Real Estate Acquisitions

The following chart details the Company’s acquisitions of real estate and an interest in a joint venture during the nine months ended September 30, 2015 (amounts in thousands):

Description of Property	Date Acquired	Contract Purchase Price	Terms of Payment (a)	Third Party Real Estate Acquisition Costs (b)
Marston Park Plaza retail stores, Lakewood, Colorado (c)	February 25, 2015	$17,485	Cash and $11,853 mortgage (d)	$184
Interline Brands distribution facility, Louisville, Kentucky	March 18, 2015	4,400	Cash and $2,640 mortgage (e)	42
Land — The Meadows Apartments, Lakemoor, Illinois	March 24, 2015	9,300	All cash	—	(f)
Joint venture interest - Shopko retail store, Lincoln, Nebraska (g)	March 31, 2015	6,300	All cash (g)	—
Archway Roofing industrial facility, Louisville, Kentucky (h)	May 20, 2015	300	All cash	15
JCIM - industrial facility, McCalla, Alabama	July 28, 2015	16,750	All cash	45
Fedex & CHEP USA distribution facility, Delport (St. Louis), Missouri	September 25, 2015	19,050	Cash and $12,383 mortgage (i)	81
Other costs (j)		—		50
Totals		$73,585		$417

(a)         All of the mortgages listed in this column were obtained simultaneously with the acquisition of the applicable property.

(b)         Included as an expense in the accompanying consolidated statements of income.

(c)          Owned by a joint venture in which the Company has a 90% interest.  The non-controlling interest contributed $663 for its 10% interest, which was equal to the fair value of such interest at the date of purchase.

(d)         The new mortgage debt bears interest at 4.12% per annum and matures February 2025.

(e)          The new mortgage debt bears interest at 3.88% per annum and matures February 2021.

(f)           Transaction costs aggregating $263 incurred with this asset acquisition were capitalized.

(g)          The Company purchased its unconsolidated joint venture partner’s 50% interest for $6,300. The payment was comprised of (i) $2,636 paid directly to the partner and (ii) $3,664, substantially all of which was used to pay off the partner’s 50% share of the underlying joint venture mortgage.

(h)         This property is adjacent to the Interline Brands distribution facility purchased in March 2015.

(i)             The new mortgage debt bears interest at 3.85% per annum and matures August 2024.

(j)            Costs incurred for potential acquisitions and transactions that were not consummated.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015 (Continued)

Note 4 - Real Estate Acquisitions (continued)

The following chart provides the preliminary allocation of the purchase price for the Company’s acquisitions of real estate and an interest in a joint venture during the nine months ended September 30, 2015 (amounts in thousands):

			Building	Intangible Lease
Description of Property	Land	Building	Improvements	Asset	Liability	Total
Marston Park Plaza retail stores, Lakewood, Colorado	$6,005	$10,109	$700	$1,493	$(822)	$17,485
Interline Brands distribution facility, Louisville, Kentucky	578	3,622	105	95	—	4,400
Land — The Meadows Apartments, Lakemoor, Illinois (a)	9,563	—	—	—	—	9,563
Joint venture interest - Shopko retail store, Lincoln, Nebraska (b)	3,768	11,262	570	922	(3,929)	12,593
Archway Roofing industrial facility, Louisville, Kentucky	51	221	9	19	—	300
JCIM - industrial facility, McCalla, Alabama	1,601	14,618	180	474	(123)	16,750
FedEx & CHEP USA distribution facility, Delport (St. Louis), Missouri	3,728	12,456	550	2,777	(461)	19,050
Subtotals	25,294	52,288	2,114	5,780	(5,335)	80,141
Other (c)	12	19	—	—	(31)	—
Totals	$25,306	$52,307	$2,114	$5,780	$(5,366)	$80,141

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

With the exception of the Lakewood, Colorado and the Delport, Missouri properties, the properties purchased by the Company during the nine months ended September 30, 2015 are each net leased and occupied by a single tenant pursuant to leases that expire between 2017 through 2045.  The Lakewood, Colorado property has 29 retail tenant spaces and at September 30, 2015, is 92.0% occupied with leases expiring between 2015 and 2032. The Delport, Missouri property has two retail tenant spaces and at September 30, 2015, is 100% occupied with leases expiring in 2022 and 2024.

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

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015 (Continued)

Note 4 - Real Estate Acquisitions (continued)

As a result of the 2015 acquisitions, the Company recorded intangible lease assets of $5,780,000 and intangible lease liabilities of $5,335,000 representing the value of the origination costs and acquired leases.  As of September 30, 2015, the weighted average amortization period is 7.1 years for these intangible lease assets and 6.7 years for these intangible lease liabilities. The Company assessed the fair value of the lease intangibles based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 (as defined in Note 15) in the fair value hierarchy. The Company is currently in the process of finalizing the purchase price allocations for the properties acquired during the nine months ended September 30, 2015; therefore the allocations are preliminary and subject to change.

Note 5 — Sale and Disposal of Properties, Discontinued Operations and Impairment

On January 13, 2015, a consolidated joint venture of the Company sold a property located in Cherry Hill, New Jersey for approximately $16,025,000, net of closing costs.  The sale resulted in a gain of $5,392,000, recorded as Gain on sale of real estate, net, for the nine months ended September 30, 2015. In connection with the sale, the Company paid off the $7,376,000 mortgage balance on this property and incurred a $472,000 swap termination fee (included in Prepayment costs on debt) and a $249,000 write-off of deferred financing costs (included in Amortization and write-off of deferred financing costs). The non-controlling interest’s share of income from the transaction is $1,320,000 and is included in net income attributable to non-controlling interests.

On February 3, 2014, the Company sold two properties located in Michigan for a total sales price of $5,177,000, net of closing costs.  At December 31, 2013, the Company recorded a $61,700 impairment charge representing the loss on the sale of these properties. Income from discontinued operations applicable to these properties for the nine months ended September 30, 2014 totaled $13,000 consisting of rental income of $141,000 less real estate expenses of $17,000 and mortgage interest of $111,000.

During the three and nine months ended September 30, 2014, the Company determined there were indicators of impairment at its property located in Morrow, Georgia.  The tenant did not renew the lease which expired October 31, 2014, efforts to re-let the property were unsuccessful and the non-recourse mortgage on the property matured on November 1, 2014. Management determined that the undiscounted cash flows in the test for recoverability were less than the property’s carrying amount, and that the fair value of the property was less than its carrying amount.  Accordingly, the Company recorded an impairment charge of $1,093,000 which is included in the accompanying consolidated statement of income for the three and nine months ended September 30, 2014.  The property was acquired by the mortgagee on January 6, 2015 through a foreclosure proceeding.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015 (Continued)

Note 6 — Variable Interest Entities, Contingent Liabilities and Consolidated Joint Ventures

Variable Interest Entities — Ground Leases

In June 2014, the Company purchased land for $6,510,000 in Sandy Springs, Georgia improved with a 196 unit apartment complex and in March 2015, the Company purchased land for $9,300,000 in Lakemoor, Illinois improved with a 496 unit apartment complex.  With each purchase, the Company simultaneously entered into a long-term triple net ground lease with the owner/operator of the applicable complex.

The Company determined that it has a variable interest through its ground leases and the owner/operators are VIEs because their equity investment at risk is insufficient to finance its activities without additional subordinated financial support.  Simultaneously with the closing of each acquisition, the owner/operator obtained a mortgage from a third party ($16,230,000 for Sandy Springs and $43,824,000 for Lakemoor) which, together with the Company’s purchase of the land, provided substantially all of the aggregate funds to acquire the complex.  The Company provided this land as collateral for the respective owner/operator’s mortgage loans; accordingly, each land position is subordinated to the applicable mortgage. Other than as described above, no other financial support has been provided by the Company.

The Company further determined that for each acquisition it is not the primary beneficiary because the Company does not have the power to direct the activities that most significantly impact the owner/operator’s economic performance such as management, operational budgets and other rights, including leasing of the units and therefore, does not consolidate the VIEs for financial statement purposes.  Accordingly, the Company accounts for these investments as land and the revenues from the ground leases as Rental income, net.  Such rental income amounted to $460,000 and $1,166,000 for the three and nine months ended September 30, 2015, respectively, and $232,000 and $299,000 for each of the three and nine months ended September 30, 2014.

The following is a summary of the Company’s variable interests in identified VIEs, in which it is not the primary beneficiary, and the aggregate carrying amount and maximum exposure to loss as of September 30, 2015 (amounts in thousands):

Property	Type of Exposure	Carrying Amount	Maximum Exposure to Loss
River Crossing Apartments, Sandy Springs, Georgia	Land	$6,528	$6,528
	Unbilled rent receivable	441	441
The Meadows Apartments, Lakemoor, Illinois	Land	9,563	9,563
Total		$16,532	$16,532

Pursuant to the terms of the ground lease for the property in Sandy Springs, Georgia, the owner/operator is obligated to make certain unit renovations as and when units become vacant.  Cash reserves totaling $1,894,000  were received by the Company in conjunction with the purchase of the property in June 2014 to cover such renovation work and other reserve

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015 (Continued)

Note 6 — Variable Interest Entities, Contingent Liabilities and Consolidated Joint Ventures (continued)

requirements.  An additional $39,000 of reserves was received by the Company during the three and nine months ended September 30, 2015. These cash reserves are held by the Company and disbursed once the renovations have been completed. For the nine months ended September 30, 2015 and September 30, 2014, the Company disbursed approximately $538,000 and $0, respectively, for renovation costs to the owner/operator. The cash reserve balance at September 30, 2015 and December 31, 2014 was $1,108,000 and $1,607,000, respectively, and is classified as Restricted cash on the consolidated balance sheets.

Consolidated Variable Interest Entity

In June 2014, a joint venture in which the Company has a 95% equity interest and a senior preferred equity interest, acquired a property located in Joppa, Maryland.  The Company determined that this joint venture is a VIE as the Company’s voting rights are not proportional to its economic interests, substantially all of the joint venture’s activities are conducted on behalf of the Company and it is the primary beneficiary of the VIE as it has the power to direct the activities that most significantly impact the joint venture’s performance including management, approval of expenditures, and the obligation to absorb the losses or rights to receive benefits.  Accordingly, the Company consolidates the operations of this joint venture for financial statement purposes.  The joint venture’s creditors do not have recourse to the assets of the Company other than those held by the joint venture.

The following is a summary of the carrying amounts and classification in the Company’s consolidated balance sheets of the VIE’s accounts, none of which are restricted (amounts in thousands):

	September 30,	December 31,
	2015	2014
Land	$3,815	$3,805
Building and improvements, net of depreciation of $275 and $17, respectively	7,909	8,069
Cash	824	527
Prepaid expenses and receivables	56	42
Accrued expenses and other liabilities	120	152
Non-controlling interest in joint venture	323	312

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

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015 (Continued)

Note 6 — Variable Interest Entities, Contingent Liabilities and Consolidated Joint Ventures (continued)

MCB Real Estate, LLC and its affiliates (“MCB”) are the Company’s joint venture partner in five consolidated joint ventures (including the Joppa, Maryland VIE).  At September 30, 2015, the Company has aggregate equity investments of approximately $19,240,000 in such ventures.

A joint venture investment with MCB of $3.1 million owns a property operated as a Pathmark supermarket in Philadelphia, Pennsylvania. In July 2015, this tenant filed for Chapter 11 bankruptcy protection, rejected the lease, and in late September 2015, vacated the property. As a result, the Company wrote off (i) $89,000 of straight line rent and $124,000 of intangible lease liabilies, the net effect of which was an increase in rental income of $35,000, and (ii) $380,000 of tenant origination costs, which is included in depreciation expense. This tenant accounted for approximately 1.3% of the Company’s rental income for the nine months ended September 30, 2015 and at September 30, 2015, the mortgage debt on such property is $4,500,000. The Company has determined that no impairment charge is required currently with respect to this property.

Distributions by Consolidated Joint Ventures

Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and may not be pro rata to the equity interest each partner has in the applicable venture.

Note 7 - Investment in Unconsolidated Joint Ventures

On March 31, 2015, the Company purchased its partner’s 50% interest in an unconsolidated joint venture for $6,300,000 (see Note 4).

In June 2015, the Company entered into a joint venture in which it has a 50% interest, with MCB and an affiliate of The Hampshire Companies. The joint venture purchased a retail center located in Manahawkin, New Jersey for approximately $43,500,000, before closing costs. The purchase was financed with $26,100,000 of new mortgage debt which bears an annual fixed interest rate of 4% and matures in 2025.  At September 30, 2015, the Company’s equity investment in the joint venture is $8,808,000.

At September 30, 2015 and December 31, 2014, the Company’s five unconsolidated joint ventures each owned and operated one property. The Company’s equity investment in such unconsolidated joint ventures at such dates totaled $11,273,000 and $4,907,000, respectively. The Company recorded equity in earnings of $347,000 and $311,000 for the three and nine months ended September 30, 2015, respectively, and equity in earnings of $134,000 and $397,000 for the three and nine months ended September 30, 2014, respectively. Earnings for the nine months ended September 30, 2015 are net of the Company’s $400,000 share of the acquisition expenses associated with the June 2015 purchase of the Manahawkin, New Jersey property.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015 (Continued)

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

In October 2015, the Company received a $1,286,000 lease termination fee from a retail tenant in a lease buy-out transaction.  In connection with this transaction, the Company, during the three months ending December 31, 2015, will write off $179,000 as an offset to rental income, representing the entire balance of the unbilled rent receivable related to this tenant at the property.  The Company re-leased substantially all of such space.

Note 9 - Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments.  If the financial condition of a specific tenant were to deteriorate resulting in an impairment of its ability to make payments, additional allowances may be required.  At September 30, 2015 and December 31, 2014, there was no balance in allowance for doubtful accounts.

The Company records bad debt expense as a reduction of rental income. For the three and nine months ended September 30, 2015 and 2014, the Company did not incur any bad debt expense.

Note 10 - Line of Credit

On December 31, 2014, the Company entered into an amendment to its $75,000,000 credit facility with Manufacturers & Traders Trust Company, VNB New York, LLC, Bank Leumi USA and Israel Discount Bank of New York, which, among other things, extended the facility’s maturity from March 31, 2015 to December 31, 2018, decreased the minimum required average bank deposit balances to $3 million and eliminated the 4.75% interest rate floor. Under the amendment, the interest rate equals the one month LIBOR rate plus an applicable margin which ranges from 175 basis points to 300 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility.  An unused facility fee of .25% per annum applies to the facility.  The average interest rate on the facility for the nine months ended September 30, 2015 was approximately 1.93%.  Prior to the amendment, the interest rate was 4.75% per annum.  In connection with the amendment, the Company incurred a $562,500 commitment fee which is being amortized over the remaining term of the facility.  At September 30, 2015 and November 3, 2015, there were outstanding balances of $35,750,000 and

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015 (Continued)

Note 10 - Line of Credit (continued)

$23,250,000, respectively, under the facility. The Company was in compliance with all covenants at September 30, 2015.

Note 11 — Related Party Transactions

For 2015, the Company agreed to pay quarterly fees of $633,750 (including overhead expenses of $48,900 and property management fees of $223,125) pursuant to the compensation and services agreement, as amended, with Majestic Property Management Corp., a company wholly-owned by the Company’s vice-chairman.  For the three months ended September 30, 2014, such quarterly fees were $602,500 (including overhead expenses of $46,600 and property management fees of $212,500). The nine months ended September 30, 2015 and 2014 include fees of $1,901,000 and $2,252,000, respectively. The 2015 and 2014 amounts reflect an adjustment to the compensation and services agreement that was effective July 1, 2014.

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

The Company obtains its property insurance in conjunction with Gould Investors L.P. (“Gould”), a related party and reimburses Gould annually for the Company’s insurance cost relating to its properties. Amounts reimbursed to Gould were $513,000 during the three and nine months ended September 30, 2015 and $400,000 during the three and nine months ended September 30, 2014. Included in real estate expenses on the consolidated statements of income is insurance expense of $121,000 and $235,000 for the three and nine months ended September 30, 2015,  and $86,000 and $186,000 for the three and nine months ended September 30, 2014, respectively.

During the nine months ended September 30, 2015, the Company received a $131,000 financing fee for obtaining the mortgage debt for the unconsolidated joint venture that acquired the Manahawkin, New Jersey  property (see Note 7). Fifty percent of this income is included in Other income on the consolidated statements of income and the balance is recorded as a reduction to Investment in unconsolidated joint ventures on the consolidated balance sheets. In conjunction with the acquisition, the joint venture paid an acquisition fee to the other partners of the venture.

During the three and nine months ended September 30, 2015 and 2014, the Company paid an aggregate of $64,000, $528,000, $10,000 and $31,000, respectively, to its joint venture partners or their affiliates for property management and acquisition fees, which were included in

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015 (Continued)

Note 11 — Related Party Transactions (continued)

real estate operating expenses or equity in earnings of unconsolidated ventures on the consolidated statements of income.

Note 12 - Common Stock Cash Dividend

On September 10, 2015, the Board of Directors declared a quarterly cash dividend of $.39 per share on the Company’s common stock, totaling $6,476,000. The quarterly dividend was paid on October 5, 2015 to stockholders of record on September 25, 2015.

Note 13 - Shares Issued through Equity Offering Program

On March 20, 2014, the Company entered into an amended and restated equity offering sales agreement to sell shares of the Company’s common stock from time to time with an aggregate sales price of up to approximately $38,360,000, through an “at the market” equity offering program.  During the nine months ended September 30, 2015, the Company sold 135,000 shares for proceeds of $3,013,400, net of commissions of $30,400, and incurred offering costs, primarily professional fees, of $79,000.  Subsequent to September 30, 2015 and through October 7, 2015, the Company sold 33,103 shares for proceeds of $725,200, net of commissions of $7,300.

Note 14 - Stock Based Compensation

A maximum of 600,000 shares of the Company’s common stock is authorized for issuance pursuant to the Company’s 2012 Incentive Plan, of which 359,000 shares of restricted stock are outstanding as of September 30, 2015.  For accounting purposes, the restricted stock is not included in the shares shown as outstanding on the balance sheet until they vest; however, dividends are paid on the unvested shares.  An aggregate of 380,000 shares of restricted stock and restricted stock units outstanding under the Company’s 2009 equity incentive plan have not yet vested and no additional awards may be granted under this plan.

Pursuant to the Pay-for-Performance Program, there are 200,000 performance share awards in the form of restricted stock units (the “Units”) outstanding under the Company’s 2009 Incentive Plan. The holders of Units are not entitled to dividends or to vote the underlying shares until the Units vest and shares are issued. Accordingly, for accounting purposes, the shares underlying the Units are not included in the shares shown as outstanding on the balance sheet.  No Units were forfeited or vested in the nine months ended September 30, 2015.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015 (Continued)

Note 14 - Stock Based Compensation (continued)

The following is a summary of the activity of the equity incentive plans excluding, except as otherwise noted, the 200,000 Units:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Restricted share grants	—	—	129,975	118,850
Per share grant price	—	—	$24.60	$20.54
Deferred compensation to be recognized over vesting period	—	—	$3,197,000	$2,441,000
Number of non-vested shares:
Non-vested beginning of period	538,990	481,045	480,995	470,015
Grants	—	—	129,975	118,850
Vested during period	—	—	(71,980)	(101,300)
Forfeitures	—	(50)	—	(6,570)
Non-vested end of period	538,990	480,995	538,990	480,995

The following information includes the 200,000 Units:

Average per share value of non-vested shares (based on grant price)	$17.12	$14.55	$17.12	$14.55

Value of shares vested during the period (based on grant price)	$—	$—	$607,000	$621,000

The total charge to operations for all incentive plans is as follows:
Outstanding restricted stock grants	$550,000	$419,000	$1,653,000	$1,281,000
Outstanding restricted stock units	30,000	29,000	89,000	87,000
Total charge to operations	$580,000	$448,000	$1,742,000	$1,368,000

As of September 30, 2015, there were approximately $6,311,000 of total compensation costs related to non-vested awards that have not yet been recognized, including $207,000 related to the Units (net of forfeiture and performance assumptions which are re-evaluated quarterly). These compensation costs will be charged to general and administrative expense over the remaining respective vesting periods. The weighted average vesting period is approximately 2.3 years.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015 (Continued)

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

At September 30, 2015, the $336,157,000 estimated fair value of the Company’s mortgages payable is more than their carrying value by approximately $10,556,000 assuming a blended market interest rate of 4.2% based on the 9.1 year weighted average remaining term of the mortgages.  At December 31, 2014, the $300,541,000 estimated fair value of the Company’s mortgages payable is more than their carrying value by approximately $8,492,000 assuming a blended market interest rate of 4.5% based on the 9.1 year weighted average remaining term of the mortgages.

At September 30, 2015 and December 31, 2014, the $35,750,000 and $13,250,000, respectively, carrying amount of the Company’s line of credit approximates its fair value.

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

September 30, 2015 (Continued)

Note 15 - Fair Value Measurements (continued)

Fair Value on a Recurring Basis

The fair value of the Company’s available-for-sale securities and derivative financial instruments was determined using the following inputs (amounts in thousands):

		Carrying and	Fair Value Measurements on a Recurring Basis
	As of	Fair Value	Level 1	Level 2
Financial assets:
Available-for-sale securities:
Equity securities	September 30, 2015	$31	$31	$—
	December 31, 2014	29	29	—
Derivative financial instruments:
Interest rate swaps	September 30, 2015	$—	$—	$—
	December 31, 2014	27	—	27
Financial liabilities:
Derivative financial instruments:
Interest rate swaps	September 30, 2015	$5,705	$—	$5,705
	December 31, 2014	3,139	—	3,139

The Company does not own any financial instruments that are classified as Level 3.

Available-for-sale securities

At September 30, 2015, the Company’s available-for-sale securities included a $31,000 investment in equity securities (included in other assets on the consolidated balance sheets). The aggregate cost of these securities was $5,300 and at September 30, 2015, the unrealized gain was $25,700.  Such unrealized gains are included in accumulated other comprehensive loss on the consolidated balance sheets.  Fair values are approximated based on current market quotes from financial sources that track such securities.

In May 2014, the Company sold to Gould Investors L.P., a related party, 37,081 shares of BRT Realty Trust, a related party, for $266,000 (based on the average of the closing prices for the 30 days preceding the sale).  The cost of these shares was $132,000 and the Company realized a gain on sale of $134,000, of which $132,000 was reclassified from Accumulated other comprehensive loss on the consolidated balance sheets into earnings.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015 (Continued)

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty.  As of September 30, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

As of September 30, 2015, the Company had entered into 24 interest rate derivatives, all of which were interest rate swaps, related to 24 outstanding mortgage loans with an aggregate $117,401,000 notional amount and mature between 2016 and 2027 (weighted average remaining maturity of 7.6 years).  Such interest rate swaps, all of which were designated as cash flow hedges, converted LIBOR based variable rate mortgages to fixed annual rate mortgages (with interest rates ranging from 3.55% to 5.75% and a weighted average interest rate of 4.66% at September 30, 2015).  The fair value of the Company’s derivatives designated as hedging instruments in asset and liability positions reflected as other assets or other liabilities on the consolidated balance sheets were $0 and $5,705,000, respectively, at September 30, 2015, and $27,000 and $3,139,000, respectively, at December 31, 2014.

Three of the Company’s unconsolidated joint ventures, in which wholly-owned subsidiaries of the Company are 50% partners, had two interest rate derivatives outstanding at September 30, 2015 with an aggregate $11,050,000 notional amount.  These interest rate swaps, which were designated as cash flow hedges, have interest rates of 3.49% and 5.81% and mature between April 2018 and March 2022.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015 (Continued)

Note 15 - Fair Value Measurements (continued)

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
One Liberty Properties and Consolidated Subsidiaries
Amount of loss recognized on derivatives in Other comprehensive loss	$(3,609)	$(357)	$(4,500)	$(2,765)
Amount of loss reclassification from Accumulated other comprehensive loss into Interest expense	(574)	(476)	(1,921)	(1,300)

Unconsolidated Joint Ventures (Company’s share)
Amount of (loss) gain recognized on derivatives in Other comprehensive loss	$(122)	$11	(147)	$(37)
Amount of loss reclassification from Accumulated other comprehensive loss into Equity in earnings of unconsolidated joint ventures	(29)	(28)	(80)	(83)

No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges for the three and nine months ended September 30, 2015 and 2014.  During the nine months ended September 30, 2015, the Company terminated one of its interest rate swaps, in connection with the sale of its Cherry Hill, New Jersey property, and accelerated the reclassification of amounts in other comprehensive loss to earnings as a result of the hedged forecasted transactions being terminated. The accelerated amount was a loss of $472,000 and is included in Prepayment costs on debt on the Company’s consolidated statements of income.  During the twelve months ending September 30, 2016, the Company estimates an additional $2,272,000 will be reclassified from other comprehensive income (loss) as an increase to interest expense.

The derivative agreements in effect at September 30, 2015 provide that if the wholly-owned subsidiary of the Company which is a party to the agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to one of the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, then the Company could be held liable for such swap breakage losses, if any.

As of September 30, 2015, the fair value of the derivatives in a liability position, including accrued interest and excluding any adjustments for nonperformance risk, was approximately $6,101,000.  In the unlikely event that the Company breaches any of the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $6,101,000.  This termination liability value, net of $396,000 adjustments for nonperformance risk, or $5,705,000, is included in accrued expenses and other liabilities on the consolidated balance sheets at September 30, 2015.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015 (Continued)

Note 16 - New Accounting Pronouncements

In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs, which amends the balance sheet presentation for debt issuance costs. Under the amended guidance, a company will present unamortized debt issuance costs as a direct deduction from the carrying amount of that debt liability. The guidance is to be applied on a retrospective basis, and is effective for annual reporting periods beginning after December 15, 2015, with early adoption being permitted.  The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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

September 30, 2015 (Continued)

Note 16 - New Accounting Pronouncements (continued)

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

Note 17 - Subsequent Events

Subsequent events have been evaluated and except as disclosed in Note 8 (Lease Termination Fee Income), there were no other events relative to the Company’s consolidated financial statements that require additional disclosure.

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

Acquisitions, Financings and Other Developments During the Three Months Ended September 30, 2015

We acquired two properties for an aggregate purchase price of $35.8 million (including new mortgage debt of $12.4 million). These acquisitions contributed $242,000 of rental income during the three months ended September 30, 2015. We estimate that commencing October 1, 2015, the rental income (calculated on a straight-line basis) from these two properties will be $650,000 per quarter.

We obtained $25.2 million from mortgage financings (including $12.4 million in connection with a property acquired in September 2015). The weighted average interest rate on these mortgages is 4.1% and the weighted average remaining term is 9.3 years.

A tenant that leases a property operated as a Pathmark supermarket in Philadelphia, Pennsylvania filed for Chapter 11 bankruptcy protection, rejected the lease and in late September 2015, vacated the property.  As a result, the Company wrote off (i) $89,000 of straight line rent and $124,000 of intangible lease liabilies, the net effect of which was an increase in rental income of $35,000, and (ii) $380,000 of tenant origination costs, which is included in depreciation expense. This tenant accounted for approximately 1.3% of our rental income for the nine months ended September 30, 2015 and at September 30, 2015, the mortgage debt on such property is $4.5 million. We are in the process of seeking a replacement tenant and have determined that no impairment charge is required currently with respect to this property.

Developments Subsequent to September 30, 2015

In October 2015, we received a $1.29 million lease termination fee from a retail tenant in a lease buy-out transaction.  In connection with this transaction, during the three months ending December 31, 2015, we will recognize the lease termination fee income and write off $179,000 as an offset to rental income, representing the entire balance of the unbilled rent receivable related to this tenant at the property.  We have re-leased substantially all of such space.

Overview

We are a self-administered and self-managed real estate investment trust, organized in Maryland in 1982.  We acquire, own and manage a geographically diversified portfolio of retail (including furniture stores, restaurants, office supply stores and supermarkets), industrial, flex, health and fitness and other properties, a substantial portion of which are leased under long-term net leases.  As of September 30, 2015, we own 120 properties (including seven properties owned by consolidated joint ventures and five properties owned by unconsolidated joint ventures) located in 31 states.  Based on square footage, our occupancy rate at September 30, 2015 is approximately 98.2%.

We face a variety of risks and challenges in our business. We, among other things, face the possibility we will not be able to acquire accretive properties on acceptable terms, lease our properties on terms favorable to us or at all, our tenants may not be able to pay their rental and other obligations, and we may not be able to renew or relet, on acceptable terms, leases that are expiring or terminating.

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

Our 2015 contractual rental income is approximately $56.9 million and represents, after giving effect to any abatements, concessions or adjustments, the base rent payable to us in calendar year 2015 under leases in effect at September 30, 2015. The 2015 contractual rental income excludes approximately $1.4 million of straight-line rent, amortization of approximately $648,000 of intangibles, and our share of the rental income payable to our unconsolidated joint ventures, which in 2015 will be approximately $2.0 million.

The following table sets forth scheduled lease expirations of leases for our properties (excluding unconsolidated joint ventures) as of September 30, 2015 for the calendar years indicated below:

Year of Lease Expiration (1)	Number of Expiring Leases	Approximate Square Footage Subject to Expiring Leases	2015 Contractual Rental Income Under Expiring Leases	Percent of 2015 Contractual Rental Income Represented by Expiring Leases
2015	4	336,143	$1,572,450	2.8%
2016	12	272,003	2,092,548	3.7
2017	19	137,267	2,426,662	4.3
2018	21	400,235	4,694,625	8.3
2019	10	124,648	1,620,264	2.8
2020	11	192,270	4,616,861	8.1
2021	12	437,601	3,310,654	5.8
2022	13	1,835,066	11,718,105	20.6
2023	7	562,820	3,998,783	7.0
2024	5	377,222	1,512,712	2.7
2025 and thereafter	34	2,408,858	19,294,239	33.9
	148	7,084,133	$56,857,903	100.0%

(1)         Lease expirations assume tenants do not exercise existing renewal options.

Results of Operations

Revenues

The following table compares revenues for the periods indicated:

	Three Months Ended September 30,		Increase	%	Nine Months Ended September 30,		Increase	%
(Dollars in thousands)	2015	2014	(Decrease)	Change	2015	2014	(Decrease)	Change
Revenues:
Rental income, net	$15,273	$14,552	$721	5.0%	$44,159	$42,308	$1,851	4.4%
Tenant reimbursements	835	635	200	31.5	2,407	1,677	730	43.5
Lease termination fee	—	—	—	—	650	1,269	(619)	(48.8)
Total revenues	$16,108	$15,187	$921	6.1	$47,216	$45,254	$1,962	4.3

Rental income, net.  The increases are due primarily to $1.8 million and $5.3 million in the three and nine months ended September 30, 2015, respectively, generated by nine properties acquired in 2014 and seven properties acquired in 2015. Offsetting these increases are the (i) inclusion, in the three and nine months ending September 30, 2014, of $1.1 million and $3.2 million, respectively, from three properties that were sold or disposed of from October 2014 through mid-January 2015 (including the sale, for substantial gains, of the Parsippany and Cherry Hill, New Jersey properties), and (ii) $226,000 write-off against rental income, in the nine months ended September 30, 2015, of the entire balance of unbilled rent receivable related to the March 2015 lease termination fee described below.

Tenant reimbursements.  Real estate tax and operating expense reimbursements in the three and nine months ended September 30, 2015 increased by (i) $266,000 and $735,000, respectively, from seven properties acquired since May 2014 and (ii) $96,000 and $269,000, respectively, due to to net increases from various properties. Offsetting the increases in the three and nine months ended September 30, 2015 were decreases of $162,000 and $274,000, respectively, due to the January 2015 sale of the Cherry Hill, New Jersey property.

Lease termination fee.   We received lease termination fees of $650,000 and $1.27 million in lease buy-out transactions in March 2015 and June 2014, respectively.  We re-leased the properties simultaneously with the lease terminations.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Three Months Ended September 30,		Increase	%	Nine Months Ended September 30,		Increase	%
(Dollars in thousands)	2015	2014	(Decrease)	Change	2015	2014	(Decrease)	Change
Operating expenses:
Depreciation and amortization	$4,435	$3,685	$750	20.4%	$12,090	$10,985	$1,105	10.1%
General and administrative	2,350	2,153	197	9.2	7,132	6,497	635	9.8
Real estate expenses	1,415	1,085	330	30.4	4,022	3,061	961	31.4
Federal excise and state taxes	68	6	62	1,033.3	266	175	91	52.0
Real estate acquisition costs	90	83	7	8.4	417	211	206	97.6
Leasehold rent	77	77	—	—	231	231	—	—
Impairment loss	—	1,093	(1,093)	(100.0)	—	1,093	(1,093)	(100.0)
Total operating expenses	8,435	8,182	253	3.1	24,158	22,253	1,905	8.6

Operating income	$7,673	$7,005	$668	9.5	$23,058	$23,001	$57.2

Depreciation and amortization.  The three and nine months ended September 30, 2015 include increases of $977,000 and $1.9 million (including a $380,000 write-off of tenant origination costs related to the Pathmark supermarket), respectively, related to properties we acquired in 2014 and 2015 and $51,000 and $173,000, respectively, from amortization of property improvements and leasing commissions. Included in the three and nine months ended September 30, 2014 is $260,000 and $894,000, respectively, of expense related to three properties that were sold or disposed of from October 2014 through mid-January 2015 (including the Parsippany and Cherry Hill, New Jersey properties).

General and administrative.  Contributing to the change in the three and nine months ended September 30, 2015 were increases of: (i) $132,000 and $375,000, respectively, in non-cash compensation expense related to the increase in the number of restricted stock awards granted in 2015 and the higher fair value of such awards at the time of grant; and (ii) $133,000 and $309,000, respectively, in compensation expense due to higher compensation levels.

Real estate expenses.  The increases in the three and nine months ended September 30, 2015 are due primarily to increases of $337,000 and $862,000, respectively, from eleven of the properties acquired since May 2014, substantially all of which is rebilled to tenants, and increases of $33,000 and $115,000, respectively, in brokerage and professional fees. The increases were offset by decreases of $34,000 and $125,000, respectively, in expenses at our Cherry Hill, New Jersey property as a result of its sale in January 2015.

Real estate acquisition costs.  These costs, which include acquisition fees (including a fee paid to our joint venture partner), legal and other transactional costs and expenses, increased during the nine months ended September 30, 2015 primarily in connection with the acquisition of a property in February 2015.

Impairment loss.  We recorded this charge in 2014 with respect to our Morrow, Georgia property - the tenant did not renew its lease which expired on October 31, 2014, efforts to re-let the property were unsuccessful and the non-recourse mortgage on the property matured November 1, 2014.  The property was acquired by the mortgagee in January 2015 through a foreclosure proceeding.

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Three Months Ended September 30,		Increase	%	Nine Months Ended September 30,		Increase	%
(Dollars in thousands)	2015	2014	(Decrease)	Change	2015	2014	(Decrease)	Change
Other income and expenses:
Gain on sale of real estate, net	$—	$—	$—	—%	$5,392	$—	$5,392	n/a
Purchase price fair value adjustment	—	—	—	—	960	—	960	n/a
Prepayment costs on debt	—	—	—	—	(568)	—	(568)	n/a
Equity in earnings of unconsolidated joint ventures	347	134	213	159.0	311	397	(86)	(21.7)%
Gain on sale — investment in BRT Realty Trust	—	—	—	—	—	134	(134)	(100.0)
Other income	2	10	(8)	(80.0)	77	20	57	285.0
Interest:
Expense	(4,044)	(4,227)	(183)	(4.3)	(11,690)	(12,215)	(525)	(4.3)
Amortization and write-off of deferred financing costs	(187)	(275)	(88)	(32.0)	(828)	(741)	87	11.7

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

Equity in earnings of unconsolidated joint ventures.  The decrease in the nine months ended September 30, 2015 is due to our $400,000 share of the acquisition expenses associated with the June 2015 purchase of the Manahawkin, New Jersey retail center.  The increase in the three months ended September 30, 2015 is due primarily to earnings from this property.

Gain on sale — investment in BRT Realty Trust.  In May 2014, we sold to Gould Investors L.P., a related party, our 37,081 shares of BRT Realty Trust, a related party, for $266,000.  The cost of these shares was $132,000 and we realized a gain on sale of $134,000.

Interest expense.  The following table details the components of interest expense for the periods indicated:

	Three Months Ended September 30,		Increase	%	Nine Months Ended September 30,		Increase	%
(Dollars in thousands)	2015	2014	(Decrease)	Change	2015	2014	(Decrease)	Change
Interest expense:
Credit line interest	$179	$399	$(220)	(55.1)%	$434	$914	$(480)	(52.5)%
Mortgage interest	3,865	3,828	37	1.0	11,256	11,301	(45)	(.4)
Total	$4,044	$4,227	$(183)	(4.3)	$11,690	$12,215	$(525)	(4.3)

Credit line interest

The decrease is due to the reduction in the annual interest rate on this facility, from 4.75% to a current rate of approximately 1.93%, effected pursuant to an amendment to our facility dated December 31, 2014

Mortgage interest

The following table reflects the interest rate on our mortgage debt and principal amount of outstanding mortgage debt:

	Three Months Ended September 30,		Increase	%	Nine Months Ended September 30,		Increase	%
(Dollars in thousands)	2015	2014	(Decrease)	Change	2015	2014	(Decrease)	Change
Average interest rate on mortgage debt	4.92%	5.30%	(.38)%	(7.2)%	4.95%	5.31%	(.36)%	(6.8)%
Average principal amount of mortgage debt	$314,067	$288,634	$25,433	8.8%	$303,483	$283,620	$19,863	7.0%

The increase in mortgage interest expense for the three months ended September 30, 2015 is due to the increase in the principal amount of mortgage debt outstanding offset by the decrease in the average interest rate and the decrease in such expense during the nine months ended September 30, 2015  is due to the decrease in the average interest rate offset by the increase in the principal amount of mortgage debt outstanding. The average interest rate decreased during the three and nine months ended September 30, 2015 due to the financing (including financings effectuated in connection with acquisitions) and refinancing in 2014 and 2015 of $126.5 million of gross new mortgage debt with a weighted average interest rate of approximately 4.3%.  The increase in the average amount of mortgage debt outstanding is due to the incurrence of mortgage debt of $46.1 million in connection with properties acquired in 2014 and 2015 and the financing of $49.5 million, net of refinanced amounts, in connection with properties acquired prior to 2014. The increase in the average amount outstanding was partially offset by the payoffs of three mortgages and the foreclosure of one mortgage in the nine months ended September 30, 2015 totaling $18.6 million.

Amortization and write-off of deferred financing costs.  The increase in the nine months ended September 30, 2015 is primarily due to the write-off of $249,000 relating to the sale of the Cherry Hill, New Jersey property. Offsetting the increase is a $160,500 ($53,500 quarterly) decrease associated with the extension of the credit facility in December 2014.

Liquidity and Capital Resources

Our sources of liquidity and capital are cash flow from operations, cash and cash equivalents, borrowings under our revolving credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of equity securities and property sales.  Our available liquidity at November 2, 2015, was approximately $58.3 million, including approximately $6.5 million of cash and cash equivalents (net of the credit facility’s required $3 million deposit maintenance balance) and $51.8 million available under our revolving credit facility.

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

At September 30, 2015, excluding mortgage indebtedness of our unconsolidated joint ventures, we had 64 outstanding mortgages payable secured by 87 properties, in aggregate principal amount of $325.6 million.  These mortgages represent first liens on individual real estate investments with an aggregate carrying value of $511.6 million, before accumulated depreciation of $62.3 million.  After giving effect to interest rate swap agreements, the mortgage payments bear interest at fixed rates ranging from 3.13% to 7.81% (a 4.76% weighted average interest rate) and mature between 2016 and 2037 (a 9.1 year weighted average remaining term).

The following table sets forth, as of September 30, 2015, information with respect to our mortgage debt (excluding mortgage debt of our unconsolidated joint ventures), that is payable from October 1, 2015 through December 31, 2019:

(Dollars in thousands)	2015	2016	2017	2018	2019	Total
Amortization payments	$1,796	$8,087	$8,746	$8,486	$8,676	$35,791
Principal due at maturity	—	25,678	21,921	10,260	8,355	66,214
Total	$1,796	$33,765	$30,667	$18,746	$17,031	$102,005

At September 30, 2015, the Company’s unconsolidated joint ventures had first mortgages on four properties with outstanding balances aggregating $37.0 million, bearing interest at rates ranging from 3.49% to 5.81% (a 3.91% weighted average interest rate) and maturing between 2018 and 2025.

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

The terms of our revolving credit facility include restrictions and covenants which, among other things, may limit the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At September  30, 2015, we were in compliance with the covenants under this facility.

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

The table below provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
GAAP net income attributable to One Liberty Properties, Inc.	$3,788	$2,620	$15,326	$10,533
Add: depreciation of properties	4,384	3,639	11,906	10,866
Add: our share of depreciation of unconsolidated joint ventures	229	93	410	280
Add: amortization of deferred leasing costs	51	46	184	119
Add: Federal excise tax relating to gain on sales	25	—	109	(19)
Add: impairment loss	—	1,093	—	1,093
Deduct: gain on sale of real estate	—	—	(5,392)	—
Deduct: purchase price fair value adjustment	—	—	(960)	—
Adjustments for non-controlling interests	(75)	(30)	1,394	(87)
NAREIT funds from operations applicable to common stock	8,402	7,461	22,977	22,785
Deduct: straight-line rent accruals and amortization of lease intangibles	(654)	(403)	(1,633)	(1,061)
Deduct: lease termination fee income	—	—	(650)	(1,269)
Deduct: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	(9)	—	(9)	(1)
Add: amortization of restricted stock compensation	580	448	1,742	1,368
Add: prepayment costs on debt	—	—	568	—
Add: amortization and write-off of deferred financing costs	187	275	828	741
Add: our share of amortization of deferred financing costs of unconsolidated joint ventures	7	4	18	13
Adjustments for non-controlling interests	11	2	(187)	9
Adjusted funds from operations applicable to common stock	$8,524	$7,787	$23,654	$22,585

The table below provides a reconciliation of net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
GAAP net income attributable to One Liberty Properties, Inc.	$.22	$.16	$.92	$.64
Add: depreciation of properties	.26	.22	.72	.68
Add: our share of depreciation of unconsolidated joint ventures	.02	.01	.03	.02
Add: amortization of deferred leasing costs	—	—	.01	.01
Add: Federal excise tax relating to gain on sales	—	—	.01	—
Add: impairment loss	—	.07	—	.07
Deduct: gain on sale of real estate	—	—	(.33)	—
Deduct: purchase price fair value adjustment	—	—	(.06)	—
Adjustments for non-controlling interests	—	—	.09	—
NAREIT funds from operations per common share	.50	.46	1.39	1.42
Deduct: straight-line rent accruals and amortization of lease intangibles	(.04)	(.03)	(.10)	(.07)
Deduct: lease termination fee income	—	—	(.04)	(.08)
Add: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—	—	—
Add: amortization of restricted stock compensation	.04	.03	.11	.09
Add: prepayment costs on debt	—	—	.03	—
Add: amortization and write-off of deferred financing costs	.01	.02	.05	.04
Add: our share of amortization of deferred financing costs of unconsolidated joint ventures	—	—	—	—
Adjustments for non-controlling interests	—	—	(.01)	—
Adjusted funds from operations per common share	$.51	$.48	$1.43	$1.40

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

At September 30, 2015, we had 26 interest rate swap agreements outstanding (including two held by three of our unconsolidated joint ventures). The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time.  As of September 30, 2015, if there had been a 100 basis point: (i) increase in forward interest rates, the fair market value of the interest rate swaps would have increased by approximately $7.9 million and the net unrealized loss on derivative instruments would have decreased by approximately $7.9 million; and (ii) decrease in forward interest rates, the fair market value of the interest rate swaps would have decreased by approximately $8.0 million and the net unrealized loss on derivative instruments would have increased by approximately $8.0 million. These changes would not have any impact on our net income or cash.

Our mortgage debt, after giving effect to interest rate swap agreements, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.

Our variable credit rate facility is sensitive to interest rate changes.  Based on the interest rate in effect and the $35.8 million credit facility balance outstanding as of September 30, 2015, a 100 basis point: (i) increase of the interest rate on this facility would increase our related interest costs by approximately $357,500 per year; and (ii) decrease of the interest rate would decrease our related interest costs by approximately $65,000 per year.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the nine months ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: November 9, 2015	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: November 9, 2015	/s/ David W. Kalish
David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)