Form 10-K
period 2015-12-31
ONE LIBERTY PROPERTIES INC
filed 2016-03-15
CIK 712770

Use these links to rapidly review the document
TABLE OF CONTENTS Form 10-K
Item 7A. Qualitative and Quantitative Disclosures About Market Risk.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

         Indicate by check mark whether registrant is a shell company (defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2015 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of all common equity held by non-affiliates of the registrant, computed by reference to the price at which common equity was last sold on said date, was approximately $270 million.

         As of March 9, 2016, the registrant had 17,001,058 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the 2016 annual meeting of stockholders of One Liberty Properties, Inc., to be filed pursuant to Regulation 14A not later than April 29, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Form 10-K

PART I

Item 1.    Business.

General

        We are a self-administered and self-managed real estate investment trust, also known as a REIT. We were incorporated in Maryland on December 20, 1982. We acquire, own and manage a geographically diversified portfolio, consisting primarily of retail, industrial, flex and health and fitness properties, many of which are under long-term leases. Many of our leases are "net leases" and ground leases under which the tenant is typically responsible for real estate taxes, insurance and ordinary maintenance and repairs. As of December 31, 2015, we own 107 properties (excluding a portfolio of eight properties disposed of in February 2016) and participate in joint ventures that own five properties. These properties and the properties owned by our joint ventures are located in 30 states and have an aggregate of approximately 8.2 million square feet (including an aggregate of approximately 967,000 square feet at properties owned by our joint ventures).

        As of December 31, 2015:

  •
  our 2016 contractual rental income (as described below) is $57.3 million.

  •
  the occupancy rate of our properties is 98.4% based on square footage.

  •
  the occupancy rate of properties owned by our joint ventures is 97.6% based on square footage.

  •
  the weighted average remaining term of our mortgage debt is 9.1 years and the weighted average interest rate thereon is 4.71%.

  •
  the weighted average remaining term of the leases generating our 2016 contractual rental income and for the leases at properties owned by our joint ventures is 8.1 years and 3.6 years, respectively.

        Our 2016 contractual rental income represents, after giving effect to any abatements, concessions or adjustments, the base rent payable to us in 2016 under leases in effect at December 31, 2015. Contractual rental income for 2016: (i) includes $452,000 of base rent payable in 2016 by Sports Authority located in Greenwood Village, Colorado , which filed for Chapter 11 bankruptcy protection on March 2, 2016; and (ii) excludes approximately $1.2 million of straight-line rent, amortization of approximately $651,000 of intangibles, the base rent payable with respect to a portfolio of eight retail properties we sold in February 2016, and our share of the base rent payable to our joint ventures, which in 2016 is approximately $2.7 million.

2015 Highlights and Recent Developments

        In 2015:

  •
  our rental income, net, increased by $2.3 million, or 4.1%, from 2014.

  •
  we acquired seven properties (including our partner's interest in an unconsolidated joint venture) for an aggregate purchase price of $73.5 million, including new mortgage debt of $26.9 million. The acquired properties account for $6.7 million, or 11.8%, of our 2016 contractual rental income.

  •
  we acquired, through an unconsolidated joint venture in which we have a 50% equity interest, a retail center located in Manahawkin, New Jersey for $43.5 million, inclusive of $26.1 million of new mortgage debt bearing an annual interest rate of 4% and maturing in 2025.

  •
  we sold a retail center in Cherry Hill, NJ for $16.0 million, net of closing costs, resulting in a gain of $5.4 million, before giving effect to a swap termination fee of $472,000 and the write-off of $249,000 of the remaining deferred financing costs. The non-controlling interest's share of income from the transaction is $1.3 million.

  •
  we obtained (i) an aggregate of $42.2 million from mortgage financings secured by properties acquired in 2015 and 2014 and (ii) $29.2 million of net proceeds from financings and refinancings of mortgage debt secured by properties acquired prior to 2014.

  •
  we increased our quarterly dividend 5.1% to $0.41 per share, commencing with the dividend declared in December 2015.

  •
  we raised $6.5 million from the issuance of 295,000 shares of common stock pursuant to our at-the-market equity offering program.

        On February 1, 2016, we sold a portfolio of eight retail properties located in Louisiana and Mississippi with an aggregate of 25,197 square feet for $13.8 million and paid off the $7.8 million mortgage. In the quarter ending March 31, 2016, we anticipate recognizing a $785,000 gain on this sale and incurring a mortgage prepayment expense of $380,000. In 2015, this portfolio accounted for 2.3% of rental income and 3.1% of mortgage interest expense.

        In the narrative portion of this Annual Report on Form 10-K:

  •
  the information with respect to our consolidated joint ventures is generally described as if such ventures are our wholly owned subsidiaries and information with respect to unconsolidated joint ventures is generally separately described,

  •
  except as otherwise indicated, all references to joint ventures refer to unconsolidated joint ventures,

  •
  except as otherwise indicated, all interest rates with respect to mortgage debt give effect to the related interest rate derivative, if any,

  •
  2016 contractual rental income derived from multiple properties leased pursuant to a master lease is allocated among such properties based on management's estimate of the appropriate allocations, and

  •
  the rental, operating, mortgage and statistical information, except as otherwise indicated herein, excludes the portfolio of eight retail properties sold in February 2016.

Acquisition Strategies

        We seek to acquire properties throughout the United States that have locations, demographics and other investment attributes that we believe to be attractive. We believe that long-term leases provide a predictable income stream over the term of the lease, making fluctuations in market rental rates and in real estate values less significant to achieving our overall investment objectives. Our primary goal is to acquire single-tenant properties that are subject to long-term net or ground leases that include periodic contractual rental increases or rent increases based on increases in the consumer price index. Periodic contractual rental increases provide reliable increases in future rent payments and rent increases based on the consumer price index provide protection against inflation. Historically, long-term leases have made it easier for us to obtain longer-term, fixed-rate mortgage financing with principal amortization, thereby moderating the interest rate risk associated with financing or refinancing our property portfolio by reducing the outstanding principal balance over time. We may, however, acquire a property that is subject to a short-term lease when we believe the property represents a good opportunity for recurring income and residual value. Although the acquisition of single-tenant properties subject to net and ground leases is the focus of our investment strategy, we also consider investments in, among other things, (i) properties that can be re-positioned or re-developed, (ii) community shopping centers anchored by national or regional tenants and (iii) properties ground leased to operators of multi-family properties. We pay substantially all the operating expenses at community shopping centers, a significant portion of which is reimbursed by tenants pursuant to their leases.

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

        It is our policy, and the policy of our affiliated entities, that any investment opportunity presented to us or to any of our affiliated entities that involves the acquisition of a net leased property, a ground lease or a community shopping center, will first be offered to us and may not be pursued by any of our affiliated entities unless we decline the opportunity. Further, to the extent our affiliates are unable or unwilling to pursue an acquisition of a multi-family property (including a ground lease of a multi-family property), we may pursue such transaction if it meets our investment objectives.

Investment Evaluation

        In evaluating potential investments, we consider, among other criteria, the following:

  •
  the current and projected cash flow of the property;

  •
  the estimated return on equity to us;

  •
  an evaluation of the property and improvements, given its location and use;

  •
  local demographics (population and rental trends);

  •
  the terms of tenant leases, including co-tenancy provisions and the relationship between current rents and market rents;

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

Typical Property Attributes

        As of December 31, 2015, the properties in our portfolio and those owned by our joint ventures typically have the following attributes:

  •
  Net or ground leases.  Substantially all of the leases are net and ground leases under which the tenant is typically responsible for real estate taxes, insurance and ordinary maintenance and repairs. We believe that investments in net and ground leased properties offer more predictable returns than investments in properties that are not net or ground leased;

  •
  Long-term leases.  Many of our leases are long-term leases. Excluding leases relating to properties owned by our joint ventures, the weighted average remaining term of our leases is 8.1 years, leases representing approximately 40.7% of our 2016 contractual rental income expire between 2021 and 2024, and leases representing approximately 37.0% of our 2016 contractual rental income expire after 2024; and

  •
  Scheduled rent increases.  Leases representing approximately 84.9% of our 2016 contractual rental income and leases representing 27.0% of our share of the base rent payable in 2016 with respect to properties owned by joint ventures provide for either periodic contractual rent increases or a rent increase based on the consumer price index.

Our Tenants

        The following table sets forth information about the diversification of our tenants by industry sector as of December 31, 2015:

Type of Property	Number of Tenants	Number of Properties	2016 Contractual Rental Income	Percentage of 2016 Contractual Rental Income
Retail—General	77	35	$16,186,334	28.3%
Industrial	15	18	13,027,873	22.7
Retail—Furniture(1)	4	14	5,821,981	10.2
Retail—Restaurant	16	19	3,933,599	6.9
Flex	3	3	3,246,265	5.7
Health & Fitness	1	3	3,075,583	5.4
Retail—Office Supply(2)	2	7	2,430,407	4.2
Retail—Supermarket	2	2	2,402,194	4.2
Other	6	6	7,149,186	12.4

	126	107	$57,273,422	100.0%

(1)
Eleven properties are net leased to Haverty Furniture Companies, Inc., which we refer to as Haverty Furniture, pursuant to a master lease covering all such properties.

(2)
Includes seven properties which are net leased to Office Depot pursuant to seven separate leases. Five of the Office Depot leases contain cross-default provisions. Also includes one property net leased to OfficeMax which was acquired by Office Depot in November 2013.

        Many of our tenants (including franchisees of national chains) operate on a national basis and include, among others, Applebees, Barnes & Noble, CarMax, CVS, FedEx, Ferguson Enterprises, Kohl's, LA Fitness, Marshalls, Men's Wearhouse, Northern Tool, Office Depot, Party City, PetSmart, TGI Fridays, Sports Authority, Ross Stores, Shutterfly, Urban Outfitters, Walgreens, Wendy's and Whole Foods and some of our tenants operate on a regional basis, including Haverty Furniture, Giant Food Stores and hhgregg.

Our Leases

        Many of our leases are net or ground leases (including the leases entered into by our joint ventures) under which the tenant, in addition to its rental obligation, typically is responsible for expenses attributable to the operation of the property, such as real estate taxes and assessments, water and sewer rents and other charges. The tenant is also generally responsible for maintaining the property and for restoration following a casualty or partial condemnation. The tenant is typically obligated to indemnify us for claims arising from the property and is responsible for maintaining insurance coverage for the property it leases and naming us an additional insured. Under some net leases, we are responsible for structural repairs, including foundation and slab, roof repair or replacement and restoration following a casualty event, and at several properties we are responsible for certain expenses related to the operation and maintenance of the property.

        Our typical lease provides for contractual rent increases periodically throughout the term of the lease or for rent increases pursuant to a formula based on the consumer price index. Some of our leases provide for minimum rents supplemented by additional payments based on sales derived from the property subject to the lease (i.e., percentage rent). Percentage rent contributed, and is expected to contribute, a nominal amount to 2015 rental income and 2016 rental income, respectively.

        Generally, our strategy is to acquire properties that are subject to existing long-term leases or to enter into long-term leases with our tenants. Our leases generally provide the tenant with one or more renewal options.

        The following table sets forth scheduled lease expirations of leases for our properties as of December 31, 2015:

Year of Lease Expiration(1)	Number of Expiring Leases	Approximate Square Footage Subject to Expiring Leases	2016 Contractual Rental Income Under Expiring Leases	Percent of 2016 Contractual Rental Income Represented by Expiring Leases
2016(2)	11	271,040	$1,492,034	2.6%
2017	20	138,672	2,525,827	4.4
2018(3)	20	368,097	4,197,408	7.3
2019	10	124,648	1,665,909	2.9
2020	10	142,008	2,913,573	5.1
2021	13	438,564	3,836,682	6.7
2022	14	1,894,794	13,542,281	23.6
2023	7	562,820	4,046,758	7.1
2024	5	377,222	1,909,589	3.3
2025 and thereafter	37	2,495,996	21,143,361	37.0

	147	6,813,861	$57,273,422	100.0%

(1)
Lease expirations assume tenants do not exercise existing renewal options.

(2)
Subsequent to December 31, 2015, two leases accounting for an aggregate of $460,642 of the $1,492,034, or 30.9%, of 2016 contractual rental income associated with the leases scheduled to expire in 2016, were extended until 2021 and 2023.

(3)
Subsequent to December 31, 2015, a lease that accounts for $1,160,320 of the $4,197,408, or 27.6%, of 2016 contractual rental income with respect to leases expiring in 2018, was extended until 2028.

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

        After termination or expiration of any lease relating to any of our properties, we will seek to re-rent or sell such property in a manner that will maximize the return to us, considering, among other factors, the income potential and market value of such property. We acquire properties for long-term investment for income purposes and do not typically engage in the turnover of investments. We will consider the sale of a property if a sale appears advantageous in view of our investment objectives. If there is a substantial tax gain, we may seek to enter into a tax deferred transaction and reinvest the proceeds in another property. Cash realized from the sale of properties, net of required payoffs of the related mortgage debt, if any, required paydowns of our credit facility, and distributions to stockholders, is available for general working capital purposes and the acquisition of additional properties.

Our Joint Ventures

        As of December 31, 2015, we participated in five joint ventures that own an aggregate of five properties, with approximately 967,000 rentable square feet of space. Four of the properties are retail properties and one is an industrial property. We own 50% of the equity interest in all of these joint ventures. At December 31, 2015, our investment in joint ventures was approximately $11.4 million.

        Based on the leases in effect at December 31, 2015, we anticipate that our share of the base rent payable in 2016 to our joint ventures is approximately $2.7 million. Leases for two properties are expected to contribute 88.4% of the aggregate projected base rent payable to all of our joint ventures in 2016. Leases with respect to 7.2%, 62.5% and 30.3% of the aggregate projected base rent payable to all of our joint ventures in 2016, is payable pursuant to leases expiring from 2016 to 2017, from 2018 to 2019, and thereafter, respectively.

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

Our Structure

        Nine employees, including Patrick J. Callan, Jr., our president and chief executive officer, Lawrence G. Ricketts, Jr., our executive vice president and chief operating officer, Justin Clair, a vice-president, Karen Dunleavy, vice president-financial and five other employees, devote all of their business time to us. Our other executive, administrative, legal, accounting and clerical personnel provide their services to us on a part-time basis pursuant to the compensation and services agreement described below.

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

        In 2015, pursuant to the compensation and services agreement, we paid Majestic Property a fee of approximately $2.3 million (including $892,500 for property management services) and $196,000 for our share of all direct office expenses, including, among other expenses, rent, telephone, postage, computer services and internet usage. Effective January 1, 2016, in lieu of a fixed fee for the property management services provided pursuant to this agreement, we will pay Majestic Property 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by us from net lease tenants and operating lease tenants, respectively, and will not pay Majestic Property property management fees with respect to properties managed by third parties. Based on our portfolio of properties at December 31, 2015, we estimate that the property management fee in 2016 will be approximately $1.0 million.

        We believe that the compensation and services agreement allows us to benefit from (i) access to, and from the services of, a group of senior executives with significant knowledge and experience in the real estate industry and our company, (ii) other individuals who perform services on our behalf, and (iii) general economies of scale. If not for this agreement, we believe that a company of our size would not have access to the skills and expertise of these executives at the cost that we have incurred and will incur in the future. For a description of the background of our management, please see the information under the heading "Executive Officers" in Part I of this Annual Report. See Note 11 to our consolidated financial statements for information regarding equity awards to individuals performing services on our behalf pursuant to the compensation and services agreement.

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

        In addition to the other information contained or incorporated by reference in this Form 10-K, readers should carefully consider the following risk factors:

Risks Related to Our Business

If we are unable to re-rent properties upon the expiration of our leases or if our tenants default or seek bankruptcy protection, our rental income will be reduced and we would incur additional costs.

        Substantially all of our revenues are derived from rental income paid by our tenants. From 2016 through 2018, leases with respect to 51 tenants that account for 14.3% of our 2016 contractual rental income, expire. If our tenants, and in particular, our significant tenants, (i) do not renew their leases upon the expiration of same, (ii) default on their obligations or (iii) seek rent relief, lease renegotiation or other accommodations, our revenues could decline. At the same time, we would remain responsible for the payment of the mortgage obligations with respect to the related properties and would become responsible for the operating expenses related to these properties, including, among other things, real estate taxes, maintenance and insurance. In addition, we may incur expenses in enforcing our rights as landlord. Even if we find replacement tenants or renegotiate leases with current tenants, the terms of the new or renegotiated leases, including the cost of required renovations or concessions to tenants, or the expense of the reconfiguration of a single tenancy property for use by multiple tenants, may be less favorable than current lease terms and could reduce the amount of cash available to meet expenses and pay distributions.Since June 2015, a tenant at a Philadelphia, Pennsylvania property (i.e., Pathmark) and a tenant at a Greenwood Village, Colorado property (i.e.,Sports Authority) have sought bankruptcy protection. While we believe we will find replacement tenants for these properties, no assurance can be given that we will be successful in this regard.

Approximately 53.8% of our 2016 contractual rental income is derived from tenants operating in the retail industry and the failure of those tenants to pay rent would significantly reduce our revenues.

        Approximately 53.8% of our 2016 contractual rental income is derived from retail tenants, including 10.2% and 4.2%, from tenants engaged in retail furniture (i.e., Haverty Furniture, which accounts for 8.0% of 2016 contractual rental income) and office supply activities (i.e., Office Depot, which accounts for 4.2% of 2016 contractual rental income), respectively.

        Various factors could cause our retail tenants to close their locations, including difficult economic conditions and corporate merger activity. Corporate merger activity, such as the proposed merger between Office Depot and Staples, may result in the closure of duplicate or geographically overlapping retail locations. Based on our analysis, three of our seven Office Depot properties will overlap geographically with Staples' properties—as a result, the company resulting from this proposed merger, if it is completed, may determine to close one or more of such locations. The failure of our retail tenants to meet their lease obligations, including rent payment obligations, due to difficult economic conditions, corporate merger activity and otherwise, may make it difficult for us to satisfy our operating and debt service requirements, make capital expenditures and make distributions to stockholders.

Approximately 26.7% of our 2016 contractual rental income is derived from five tenants. The default, financial distress or failure of any of these tenants could significantly reduce our revenues.

        Haverty Furniture, LA Fitness, Northern Tool, Ferguson Enterprises and Office Depot account for approximately 8.0%, 5.4%, 4.8%, 4.3% and 4.2%, respectively, of our 2016 contractual rental income. The default, financial distress or bankruptcy of any of these tenants could cause interruptions in the receipt of, or the loss of, a significant amount of rental income and would require us to pay operating expenses (including real estate taxes) currently paid by the tenant. This could also result in the vacancy of the property or properties occupied by the defaulting tenant, which would significantly reduce our rental revenues and net income until the re-rental of the property or properties, and could decrease the ultimate sale value of the property.

Declines in the value of our properties could result in impairment charges.

        If we are presented with indications of an impairment in the value of a particular property or group of properties, we will be required to evaluate any such property or properties. If we determine that any of our properties at which indicators of impairment exist have a fair market value below the net book value of such property, we may be required to recognize an impairment charge for the difference between the fair value and the book value during the quarter in which we make such determination; such impairment charges may then increase in subsequent quarters. This evaluation may lead us to write off any straight-line rent receivable balance recorded with respect to such property. In addition, we may incur losses from time to time if we dispose of properties for sales prices that are less than our book value.

Competition that traditional retail tenants face from on-line retail sales could adversely affect our business.

        Our retail tenants face increasing competition from on-line retailers. On-line retailers may be able to provide customers with better pricing and the ease and comfort of shopping from their home or office. Internet sales have been obtaining an increasing percentage of retail sales over the past few years and this trend is expected to continue. The continued growth of on-line sales could decrease the need for traditional retail outlets and reduce retailers' space and property requirements. This could adversely impact our ability to rent space at our retail properties and increase competition for retail tenants thereby reducing the rent we would receive at these properties and adversely affect our results of operations and financial condition.

If we are unable to refinance our mortgage loans at maturity, we may be forced to sell properties at disadvantageous terms, which would result in the loss of revenues and in a decline in the value of our portfolio.

        We had, as of December 31, 2015, $326.6 million in mortgage debt outstanding, all of which is non-recourse (subject to standard carve-outs) and our ratio of mortgage debt to total assets was 51.2%. Our joint ventures had $36.8 million in total mortgage indebtedness (all of which is non-recourse, subject to standard carve-outs). The risks associated with our mortgage debt and the mortgage debt of our joint ventures include the risk that cash flow from properties securing the indebtedness and our available cash and cash equivalents and short-term investments will be insufficient to meet required payments of principal and interest.

        Generally, only a relatively small portion of the principal of our mortgage indebtedness will be repaid prior to or at maturity and we do not plan to retain sufficient cash to repay such indebtedness at maturity. Accordingly, to meet these obligations if they cannot be refinanced at maturity, we will have to use funds available under our credit facility, if any, and our available cash and cash equivalents to pay our mortgage debt or seek to raise funds through the financing of unencumbered properties, sale of properties or the issuance of additional equity. From 2016 through 2020, approximately $103.8 million of our mortgage debt matures—specifically, $31.0 million in 2016, $23.3 million in 2017, $19.1 million in 2018, $17.4 million in 2019 and $13.0 million in 2020. With respect to our joint ventures, approximately $7.9 million of mortgage debt matures from 2016 through 2020—specifically, $866,000 in 2016, $912,000 in 2017, $4.3 million in 2018, $877,000 in 2019, and $911,000 in 2020. If we (or our joint ventures) are unsuccessful in refinancing or extending existing mortgage indebtedness or financing unencumbered properties, selling properties on favorable terms or raising additional equity, our cash flow (or the cash flow of a joint venture) will not be sufficient to repay all maturing mortgage debt when payments become due, and we (or a joint venture) may be forced to dispose of properties on disadvantageous terms or convey properties secured by mortgages to the mortgagees, which would lower our revenues and the value of our portfolio.

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

If interest rates increase or credit markets tighten, it may be more difficult for us to secure financing, which may limit our ability to finance or refinance our real estate properties, reduce the number of properties we can acquire, and adversely affect your investment.

        Increases in interest rates or reduced access to credit markets may make it difficult for us to finance or refinance mortgage debt, limit the mortgage debt available on properties we wish to acquire and limit the properties we can acquire. Even in the event that we are able to secure mortgage debt on, or otherwise finance our real estate properties, due to increased costs associated with securing financing and other factors beyond our control, we may be unable to refinance the entire outstanding loan balance or be subject to unfavorable terms (such as higher loan fees, interest rates and periodic payments) if we do refinance the loan balance. Either of these results could reduce income from those properties and reduce cash available for distribution, which may adversely affect the investment goals of our stockholders.

        Interest rates have been at historically low levels the past several years. If we are required to refinance mortgage debt that matures over the next several years at higher interest rates than such mortgage debt currently bears, the funds available for distribution to stockholders may be significantly reduced. The following table sets forth scheduled principal (excluding amortization) mortgage payments due on our properties as of December 31, 2015 and the weighted average interest rate thereon (dollars in thousands):

Year	Principal Payments Due	Weighted Average Interest Rate
2016	$23,064	5.78%
2017	14,282	5.41
2018	10,260	4.26
2019	8,332	4.31
2020	3,431	5.75
2021 and thereafter	155,690	4.51

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

        We are subject to the general risks of investing in real estate. These include adverse changes in economic conditions and local conditions such as changing demographics, retailing trends and traffic patterns, declines in the rental rates, changes in the supply and price of quality properties and the market supply and demand of competing properties, the impact of environmental laws, security concerns, prepayment penalties applicable under mortgage financings, changes in tax, zoning, building code, fire safety and other laws and regulations, the type of insurance coverage available in the market, and changes in the type, capacity and sophistication of building systems. Approximately 53.8% and 22.7% of our 2016 contractual rental income is from retail and industrial tenants, respectively, and we are vulnerable to economic declines that negatively impact these sectors of the economy, which could have an adverse effect on our results of operations, liquidity and financial condition.

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

        Many of the properties we own are located in the same or a limited number of geographic regions. Approximately 42.6% of our 2016 contractual rental income will be derived from properties located in five states—Texas (11.3%), New York (9.5%), South Carolina (7.5%), Georgia (7.3%) and Pennsylvania (7.0%). At December 31, 2015, approximately 41.6% of the net book value of our real estate investments was located in five states—Texas (11.3%), South Carolina (9.1%), Pennsylvania (8.2%), Maryland (6.7%) and Georgia (6.3%). As a result, a decline in the economic conditions in these regions (including a decline in Texas as a result of challenges facing the oil industry) or in regions where our properties may be concentrated in the future, may have an adverse effect on the rental and occupancy rates for, and the property values of, these properties, which could lead to a reduction in our rental income and in the results of operations.

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

        A number of properties in which we have an interest are owned through joint ventures (including both consolidated and unconsolidated joint ventures). Specifically, with respect to our (i) consolidated joint ventures, we own five properties that accounted for 4.5% of 2015 rental income with one joint venture partner and its affiliates (and we own one property with this same joint venture partner through an unconsolidated joint venture) and two properties that accounted for 3.4% of 2015 rental income with another joint venture partner and its affiliates, and (ii) unconsolidated joint ventures, we own three properties with one joint venture partner and its affiliates, which properties accounted in 2015 for $107,000 of equity in earnings of unconsolidated joint ventures. We may continue to acquire properties through joint ventures and/or contribute some of our properties to joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might file for bankruptcy protection, or fail to fund their share of required capital contributions. Further, joint venture partners may have conflicting business interests or goals, and as a result there is the potential risk of impasses on decisions, such as a sale and the timing thereof. Any disputes that may arise between joint venture partners and us may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk.

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

        From time to time we have entered into transactions with persons and entities affiliated with us and with certain of our officers and directors. Such transactions involve a potential conflict of interest, and entail a risk that we could have obtained more favorable terms if we had entered into such transaction with an unaffiliated third party. Our policy for transactions with affiliates is to have these transactions approved by our audit committee. We entered into a compensation and services agreement with Majestic Property effective as of January 1, 2007. Majestic Property is wholly-owned by the vice-chairman of our board of directors and it provides compensation to certain of our part-time senior executive officers and other individuals performing services on our behalf. Pursuant to the compensation and services agreement, we pay an annual fee to Majestic Property which provides us with the services of all affiliated executive, administrative, legal, accounting and clerical personnel that we use on a part time basis, as well as property management services, property acquisition, sales and leasing and mortgage brokerage services. In 2015, pursuant to the compensation and services agreement, we paid Majestic Property a fee of $2.3 million and an additional $196,000 for our share of all direct office expenses, including rent, telephone, postage, computer services, and internet usage. We also obtain our property insurance in conjunction with Gould Investors L.P., our affiliate, and in 2015, reimbursed Gould Investors $520,000 for our share of the insurance premiums paid by Gould Investors. Gould Investors beneficially owns approximately 10.6% of our outstanding common stock and certain of our senior executive officers are also executive officers of the managing general partner of Gould Investors. See Note11 of our consolidated financial statements for information regarding equity awards to individuals performing services on our behalf pursuant to the compensation and services agreement.

The failure of any bank in which we deposit our funds could have an adverse impact on our financial condition.

        We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation only insures accounts in amounts up to $250,000 per depositor per insured bank. We currently have cash and cash equivalents deposited in certain financial institutions significantly in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits may have an adverse effect on our financial condition.

Breaches of information technology systems could materially harm our business and reputation.

        We collect and retain on information technology systems, certain financial, personal and other sensitive information provided by third parties, including tenants, vendors and employees. We also rely on information technology systems for the collection and distribution of funds. There can be no assurance that we will be able to prevent unauthorized access to sensitive information or the unauthorized distribution of funds. Any loss of this information or unauthorized distribution of funds as a result of a breach of information technology systems may result in loss of funds to which we are entitled, legal liability and costs (including damages and penalties), as well as damage to our reputation, that could materially and adversely affect our business and financial performance.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        As of December 31, 2015, we own 107 properties with an aggregate net book value of $562.3 million and participate in joint ventures that own five properties. Our occupancy rate, based on total rentable square footage, was 98.4% and 98.3% as of December 31, 2015 and 2014, respectively. The occupancy rate of our joint venture properties, based on total rentable square footage, was 97.6% and 100% as of December 31, 2015 and 2014, respectively.

Our Properties

        The following table summarizes as of December 31, 2015 information about our properties:

Location	Type of Property	Percentage of 2016 Contractual Rental Income	Approximate Square Footage of Building	2016 Contractual Rental Income per Leased Square Foot
Fort Mill, SC	Industrial	4.8%	701,595	$3.90
Baltimore, MD	Industrial	4.3	367,000	6.72
Royersford, PA(1)	Retail	3.5	194,600	10.24
Round Rock, TX	Assisted Living Facility	3.4	87,560	21.93
Hauppauge, NY	Flex	3.0	149,870	11.30
Greensboro, NC	Theater	2.8	61,213	25.93
W. Hartford, CT	Retail—Supermarket	2.7	47,174	32.97
Littleton, CO(2)	Retail	2.4	101,596	13.72
Delport, MO	Industrial	2.4	339,094	4.06
Secaucus, NJ	Health & Fitness	2.4	44,863	30.40
Lincoln, NE	Retail	2.1	112,260	10.75
Brooklyn, NY	Office	2.1	66,000	18.15
McCalla, AL	Industrial	2.1	294,000	4.02
Knoxville, TN	Retail	2.0	35,330	32.84
Lakemoor, IL(3)	Apartments	1.9	480,684	2.29
Philadelphia, PA	Industrial	1.9	166,000	6.53
Fort Mill, SC	Flex	1.9	303,188	3.55
Tucker, GA	Health & Fitness	1.7	58,800	16.67
El Paso, TX(4)	Retail	1.6	109,205	8.32
Kansas City, MO	Retail	1.4	88,807	8.81
Hamilton, OH	Health & Fitness	1.3	38,000	19.25
Cedar Park, TX	Retail—Furniture	1.2	50,810	13.88
Columbus, OH	Retail—Furniture	1.2	96,924	7.27
Indianapolis, IN	Theater	1.2	57,688	12.01
Indianapolis, IN	Industrial	1.2	125,622	5.35
Lake Charles, LA(5)	Retail	1.2	54,229	12.23
Sandy Springs, GA(3)	Apartments	1.1	215,124	3.02
Houston, TX(6)	Retail	1.1	42,446	14.53
Ft. Myers, FL	Retail	1.1	29,993	20.17
Columbus, OH	Industrial	1.0	100,220	5.71
Champaign, IL(7)	Retail	.9	50,530	10.53
Chicago, IL	Retail—Office Supply	.9	23,939	22.16
Wichita, KS	Retail—Furniture	.9	88,108	5.99
Clemmons, NC	Retail	.9	96,725	5.40
New Hope, MN	Industrial	.9	122,461	4.18
Melville, NY	Industrial	.9	51,351	9.67

Location	Type of Property	Percentage of 2016 Contractual Rental Income	Approximate Square Footage of Building	2016 Contractual Rental Income per Leased Square Foot
Athens, GA(8)	Retail	.8	41,280	11.63
Ronkonkoma, NY(9)	Flex	.8	89,629	8.00
Tyler, TX	Retail—Furniture	.8	72,000	6.36
Greenwood Village, CO(10)	Retail	.8	45,000	10.04
Louisville, KY	Industrial	.8	125,370	3.60
Onalaska, WI	Retail	.8	63,919	7.00
Cary, NC	Retail—Office Supply	.8	33,490	13.29
Fayetteville, GA	Retail—Furniture	.8	65,951	6.57
Houston, TX	Retail	.7	25,005	16.70
Niles, IL	Retail	.7	33,089	12.49
Highlands Ranch, CO	Retail	.7	43,480	9.12
New Hyde Park, NY	Industrial	.7	38,000	10.36
Kennesaw, GA	Retail	.7	32,138	12.03
Richmond, VA	Retail—Furniture	.7	38,788	9.93
Amarillo, TX	Retail—Furniture	.7	72,027	5.32
Virginia Beach, VA	Retail—Furniture	.7	58,937	6.44
Selden, NY	Retail	.7	14,550	26.05
Deptford, NJ	Retail	.7	25,358	14.90
Eugene, OR	Retail—Office Supply	.6	24,978	14.88
Newark, DE	Retail	.6	23,547	15.40
Lexington, KY	Retail—Furniture	.6	30,173	11.78
Saco, ME	Industrial	.6	91,400	3.88
Woodbury, MN	Retail	.6	49,406	7.00
Duluth, GA	Retail—Furniture	.6	50,260	6.88
El Paso, TX	Retail—Office Supply	.6	25,000	13.81
Newport News, VA	Retail—Furniture	.6	49,865	6.69
Houston, TX	Retail	.5	20,087	15.50
Hyannis, MA	Retail	.5	9,750	30.07
Greensboro, NC	Retail	.5	12,950	22.08
Hauppauge, NY	Retail—Restaurant	.5	7,000	40.73
Batavia, NY	Retail—Office Supply	.5	23,483	12.10
Somerville, MA	Retail	.5	12,054	23.23
Gurnee, IL	Retail—Furniture	.5	22,768	12.21
Naples, FL	Retail—Furniture	.5	15,912	17.00
Crystal Lake, IL	Retail	.5	32,446	8.27
Pinellas Park, FL	Industrial	.5	53,064	5.03
Bluffton, SC	Retail—Furniture	.5	35,011	7.47
Carrollton, GA	Retail—Restaurant	.4	6,012	42.79
Island Park, NY	Retail—Restaurant	.4	6,125	40.05
Cartersville, GA	Retail—Restaurant	.4	5,635	43.08
Richmond, VA	Retail—Restaurant	.4	9,367	24.46
Greensboro, NC	Retail—Restaurant	.4	6,655	34.27
Bolingbrook, IL	Retail	.4	33,111	6.74
W. Hartford, CT(11)	Retail	.4	—	—
Ann Arbor, MI	Retail—Restaurant	.4	7,945	27.47
Kennesaw, GA	Retail—Restaurant	.3	4,051	49.20
Cape Girardeau, MO	Retail	.3	13,502	14.71

Location	Type of Property	Percentage of 2016 Contractual Rental Income	Approximate Square Footage of Building	2016 Contractual Rental Income per Leased Square Foot
Myrtle Beach, SC	Retail—Restaurant	.3	6,734	29.39
Miamisburg, OH	Industrial	.3	35,707	5.48
Everett, MA	Retail	.3	18,572	10.39
Lawrenceville, GA	Retail—Restaurant	.3	4,025	47.44
Killeen, TX	Retail—Restaurant	.3	7,470	24.98
Concord, NC	Retail—Restaurant	.3	4,749	38.99
Houston, TX	Retail	.3	12,000	14.00
Indianapolis, IN	Retail—Restaurant	.3	12,820	12.86
Marston Mills, MA	Retail	.3	8,775	18.00
Monroeville, PA	Retail	.3	6,051	25.30
Gettysburg, PA	Retail—Restaurant	.2	2,944	46.76
Hanover, PA	Retail—Restaurant	.2	2,702	49.72
West Palm Beach, FL	Industrial	.2	10,361	11.98
Palmyra, PA	Retail—Restaurant	.2	2,798	43.91
Reading, PA	Retail—Restaurant	.2	2,551	47.58
Reading, PA	Retail—Restaurant	.2	2,754	43.39
Trexlertown, PA	Retail—Restaurant	.2	3,004	38.97
Durham, NC	Industrial	.2	46,181	2.30
Lawrence, KS	Retail	.2	8,600	12.21
Seattle, WA	Retail	.1	3,038	23.04
Rosenberg, TX	Retail	.1	8,000	7.99
Louisville, KY	Industrial	.1	9,642	3.79
Joppa, MD(12)	Industrial	—	258,710	—
Philadelphia, PA(13)	Vacant	—	57,653	—

		100.0%	7,188,418

(1)
This property is leased to twelve tenants. Contractual rental income per square foot excludes 2,200 vacant square feet. Approximately 27.9% of the square footage is leased to a supermarket.

(2)
This property, a community shopping center, is leased to 26 tenants. Contractual rental income per square foot excludes 8,120 vacant square feet.

(3)
This property is ground leased to a multi-unit apartment complex owner/operator. See note 5 of our consolidated financial statements.

(4)
Contractual rental income per square foot excludes 16,593 vacant square feet. Subsequent to December 31, 2015, 13,500 square feet at such property was leased to a new tenant.

(5)
This property has three tenants. Approximately 43.4% of the square footage is leased to a retail office supply operator.

(6)
This property, a community shopping center, has 16 tenants. Contractual rental income per square foot excludes 1,380 vacant square feet.

(7)
This property has two tenants.

(8)
This property has two tenants. Approximately 48.4% of the square footage is leased to a retail office supply operator.

(9)
Contractual rental income per square foot excludes 29,901 vacant square feet.

(10)
Sports Authority, the tenant at this property, filed for Chapter 11 bankruptcy protection in March 2016.

(11)
This property provides additional parking for the W. Hartford, CT, retail supermarket.

(12)
The lease for this property expired on December 31, 2015. On January 7, 2016, a tenant leased this property for approximately 10 years.

(13)
This property was operated as a Pathmark supermarket. The tenant filed for Chapter 11 bankruptcy protection, rejected the lease and in late September 2015, vacated the property. At December 31, 2015, the property is vacant.

  Properties Owned by Joint Ventures

        The following table summarizes as of December 31, 2015 information about the properties owned by joint ventures in which we are a venture partner. We own a 50% economic interest in each joint venture:

Location	Type of Property	Percentage of Rent Payable in 2016 Contributed by the Applicable Joint Venture(1)	Approximate Square Footage of Building(2)	2016 Contractual Rental Income per Leased Square Foot
Manahawkin, NJ(3)	Retail	67.9%	319,349	$11.69
Milwaukee, WI	Industrial	20.5	492,644	2.28
Savannah, GA	Retail	6.7	45,973	7.95
Savannah, GA	Retail	4.5	101,550	2.44
Savannah, GA	Retail	.4	7,959	2.97

		100.0%	967,475

(1)
Represents the base rent payable in 2016 with respect to such joint venture property, expressed as a percentage of the aggregate base rent payable in 2016 with respect to all of our joint venture properties.

(2)
Approximate square footage indicated represents the total rentable square footage of the building owned by the joint venture.

(3)
This property, a community shopping center, is leased to 26 tenants. Contractual rental income per square foot excludes 23,568 vacant square feet.

  Geographic Concentration

        As of December 31, 2015, the 107 properties owned by us are located in 30 states. The following table sets forth information, presented by state, related to our properties as of December 31, 2015:

State	Number of Properties	2016 Contractual Rental Income	Percentage of 2016 Contractual Rental Income	Approximate Building Square Feet
Texas	12	$6,485,624	11.3%	531,610
New York	9	5,452,729	9.5	446,008
South Carolina	4	4,272,232	7.5	1,046,528
Georgia	10	4,165,802	7.3	483,276
Pennsylvania	10	3,982,350	7.0	441,057
North Carolina	7	3,358,765	5.9	261,963
Illinois	7	3,347,691	5.8	676,567
Maryland	2	2,466,630	4.3	625,710
Missouri	3	2,358,804	4.1	441,403
Colorado	3	2,242,528	3.9	190,076
Ohio	4	2,204,383	3.8	270,851
Connecticut	2	1,777,376	3.1	47,174
New Jersey	2	1,741,460	3.0	70,221
Indiana	3	1,529,574	2.7	196,130
Virginia	4	1,327,289	2.3	156,957
Florida	4	1,266,411	2.2	109,330
Nebraska	1	1,207,188	2.1	112,260
Alabama	1	1,180,655	2.1	294,000
Tennessee	1	1,160,320	2.0	35,330
Massachussetts	4	924,121	1.6	49,151
Minnesota	2	857,639	1.5	171,867
Kentucky	3	843,178	1.5	165,185
Louisiana	1	663,124	1.2	54,229
Kansas	2	632,940	1.1	96,708
Other	6	1,824,609	3.2	214,827

	107	$57,273,422	100.0%	7,188,418

        The following table sets forth information, presented by state, related to the properties owned by our joint ventures as of December 31, 2015. We own a 50% economic interest in each joint venture:

State	Number of Properties	Our Share of Rent Payable in 2016 to Our Joint Ventures	Approximate Building Square Feet
New Jersey	1	$1,866,732	319,349
Wisconsin	1	562,500	492,644
Georgia	3	318,360	155,482

	5	$2,747,592	967,475

Mortgage Debt

        At December 31, 2015, we had:

  •
  64 first mortgages secured by 80 of our 107 properties; and

  •
  $326.6 million of mortgage debt outstanding with a weighted average interest rate of 4.71% and a weighted average remaining maturity of approximately 9.1 years. Substantially all of such mortgage debt bears fixed interest at rates ranging from 3.13% to 7.81% and contains prepayment penalties.

        The following table sets forth scheduled principal (including amortization) mortgage payments due on our properties as of December 31, 2015 (dollars in thousands):

YEAR	PRINCIPAL PAYMENTS DUE
2016	$30,970	(1)
2017	23,367
2018	19,099
2019	17,398
2020	12,987
Thereafter	222,793

Total	$326,614

(1)
From February through March 2016, $8.6 million of such debt bearing weighted average interest rate of 5.3% was paid off. In addition, in March 2016, $12.2 million of mortgage debt maturing in 2016 and bearing an interest rate of 6.1% was refinanced with new debt of $18.0 million, bearing an interest rate of 3.38% and maturing in 2028.

        At December 31, 2015, our joint ventures had first mortgages on four properties with outstanding balances aggregating approximately $36.8 million, bearing interest at rates ranging from 3.49% to 5.81% with a weighted average interest rate of 3.90%. Substantially all of these mortgages contain prepayment penalties. The following table sets forth the scheduled principal mortgage payments due for properties owned by our joint ventures as of December 31, 2015:

YEAR	PRINCIPAL PAYMENTS DUE (Dollars in Thousands)
2016	$866
2017	912
2018	4,281
2019	877
2020	911
Thereafter	28,987

Total	$36,834

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

	2015			2014
Quarter Ended	High	Low	Dividend Per Share(1)	High	Low	Dividend Per Share(1)
March 31	$25.88	$22.45	$.39	$23.23	$19.70	$.37
June 30	24.77	21.15	.39	22.74	21.13	.37
September 30	23.25	21.00	.39	21.95	20.20	.37
December 31	24.19	20.99	.41	24.50	20.11	.39

(1)
The dividends in the fourth quarter of 2015 and 2014 were distributed on January 5, 2016 and January 7, 2015, respectively.

        As of March 9, 2016, there were approximately 308 holders of record of our common stock.

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

Stock Performance Graph

        The following graph compares the performance of our common stock with the Standard and Poor's 500 index and a peer group index of publicly traded equity real estate investment trusts prepared by the National Association of Real Estate Investment Trusts. As indicated, the graph assumes $100 was invested on December 31, 2010 in our common stock and assumes the reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among One Liberty Properties, Inc., the S&P 500 Index, and the FTSE NAREIT
Equity REITs Index

*$100
invested on 12/31/10 in stock or index, including reinvestment or dividends.

Fiscal
year ending December 31.

	December 31,
	2010	2011	2012	2013	2014	2015
OLP	$100	$107.46	$141.69	$149.91	$188.53	$183.37
S&P 500	100	102.11	118.45	156.82	178.29	180.75
FTSE NAREIT Equity REITs Index	100	108.29	127.85	131.01	170.49	175.94

Issuer Purchases of Equity Securities

        We did not repurchase any shares of our outstanding common stock in October, November or December 2015.

Item 6.    Selected Financial Data.

        The following table sets forth on a historical basis our selected financial data. This information should be read in conjunction with our consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

	As of and for the Year Ended December 31, (Dollars in thousands, except per share data)
	2015		2014		2013	2012		2011
OPERATING DATA
Total revenues	$65,711	(1)	$60,477	(1)	$50,979	$43,793		$40,874
Gain on sale of real estate	5,392	(2)	10,180	(2)	4,705	—		—
Equity in earnings of unconsolidated joint ventures	412		533		651	1,368		914
Income from continuing operations	21,907		22,197		17,409	11,328		11,088
Income from discontinued operations	—		13		515	20,980	(3)	2,632	(3)
Net income attributable to One Liberty Properties, Inc.	20,517		22,116		17,875	32,320		13,724
Weighted average number of common shares outstanding:
Basic	15,971		15,563		14,948	14,427		13,801
Diluted	16,079		15,663		15,048	14,527		13,851
Net income per common share—basic
Income from continuing operations	$1.23		$1.37		$1.12	$.77		$.77
Income from discontinued operations	—		—		.03	1.41	(3)	.19

Net income	$1.23		$1.37		$1.15	$2.18		$.96

Net income per common share—diluted
Income from continuing operations	$1.22		$1.37		$1.11	$.76		$.77
Income from discontinued operations	—		—		.03	1.40	(3)	.19

Net income	$1.22		$1.37		$1.14	$2.16		$.96

Cash distributions per share of common stock	$1.58		$1.50		$1.42	$1.34		$1.32
BALANCE SHEET DATA
Real estate investments, net	$562,257		$504,850		$496,187	$405,161		$370,617
Properties held-for-sale	12,259		10,176		5,177	5,364		22,481
Investment in unconsolidated joint ventures	11,350		4,907		4,906	19,485		7,170
Cash and cash equivalents	12,736		20,344		16,631	14,577		12,668
Total assets	650,378		590,439		571,898	481,166		452,821
Mortgages payable	334,428		292,049		278,045	225,971		190,967
Mortgages payable—properties held-for-sale	—		—		—	—		6,970
Due under line of credit	18,250		13,250		23,250	—		20,000
Total liabilities	387,952		334,535		321,808	243,107		233,874
Total equity	262,426		255,904		250,090	238,059		218,947
OTHER DATA(4)
Funds from operations	$32,717		$28,248		$25,740	$23,739		$22,823
Funds from operations per common share:
Basic	$1.98		$1.76		$1.67	$1.60		$1.61
Diluted	$1.97		$1.75		$1.66	$1.59		$1.61
Adjusted funds from operations	$31,997		$29,703		$27,094	$24,617		$22,095
Adjusted funds from operations per common share:
Basic	$1.94		$1.85		$1.76	$1.66		$1.56
Diluted	$1.92		$1.84		$1.75	$1.65		$1.56

(1)
Includes lease termination fees of $2.9 million and $1.3 million for 2015 and 2014, respectively.

(2)
Does not reflect, for 2015 and 2014, the $472,000 and $1.6 million of debt prepayment cost associated with such sales.

(3)
Includes net gain on sales of real estate of $19.4 million and $932,000 for 2012 and 2011, respectively.

(4)
See "—Funds from Operations and Adjusted Funds from Operations" for a discussion of the limitations on such data and a reconciliation of such data to our financial information presented in accordance with GAAP.

Funds from Operations and Adjusted Funds from Operations

        We compute funds from operations, or FFO, in accordance with the "White Paper on Funds From Operations" issued by the National Association of Real Estate Investment Trusts ("NAREIT") and NAREIT's related guidance. FFO is defined in the White Paper as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus real estate depreciation and amortization, plus impairment write-downs of depreciable real estate and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. In computing FFO, we do not add back to net income the amortization of costs in connection with our financing activities or depreciation of non-real estate assets. Since the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one REIT to another. We compute adjusted funds from operations, or AFFO, by adjusting from FFO for our straight-line rent accruals and amortization of lease intangibles, deducting lease termination fees and gain on extinguishment of debt and adding back amortization of restricted stock compensation, amortization of costs in connection with our financing activities (including our share of our unconsolidated joint ventures) and debt prepayment costs.

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

        The table below provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for each of the indicated years (dollars in thousands):

	2015	2014	2013	2012	2011
GAAP net income attributable to One Liberty Properties, Inc.	$20,517	$22,116	$17,875	$32,320	$13,724
Add: depreciation of properties	16,150	14,494	11,891	9,857	9,363
Add: our share of depreciation of unconsolidated joint ventures	634	374	517	849	595
Add: impairment loss	—	1,093	62	—	—
Add: amortization of deferred leasing costs	234	168	152	109	74
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	—	—	8	82	—
Add: Federal excise tax relating to gain on sales	174	302	45	290	—
Deduct: gain on sales of real estate	(5,392)	(10,180)	—	(19,732)	(932)
Deduct: purchase price fair value adjustment	(960)	—	—	—	—
Deduct: net gains on sales of real estate of unconsolidated joint ventures	—	—	(4,705)	—	—
Adjustments for non-controlling interests	1,360	(119)	(105)	(36)	(1)

NAREIT funds from operations applicable to common stock	32,717	28,248	25,740	23,739	22,823
Deduct: straight-line rent accruals and amortization of lease intangibles	(1,605)	(1,756)	(1,274)	(1,353)	(1,429)
Add (deduct): our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	7	(1)	91	154	35
Deduct: lease termination fee income	(2,886)	(1,269)	—	—	—
Deduct: gain on extinguishment of debt	—	—	—	—	(1,240)
Add: prepayment costs on debt	568	1,581	171	—	—
Add: amortization of restricted stock compensation	2,334	1,833	1,440	1,223	1,009
Add: amortization and write-off of deferred financing costs	1,023	1,038	891	800	850
Add: our share of amortization and write-off of deferred financing costs of unconsolidated joint ventures	23	17	25	35	47
Adjustments for non-controlling interests	(184)	12	10	19	—

Adjusted funds from operations applicable to common stock	$31,997	$29,703	$27,094	$24,617	$22,095

        The table below provides a reconciliation of net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO:

	2015	2014	2013	2012	2011
GAAP net income attributable to One Liberty Properties, Inc.	$1.22	$1.37	$1.14	$2.16	$.96
Add: depreciation of properties	.98	.90	.78	.66	.66
Add: our share of depreciation of unconsolidated joint ventures	.04	.02	.03	.06	.05
Add: impairment loss	—	.07	.01	—	—
Add: amortization of deferred leasing costs	.02	.01	.01	.01	.01
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	—	—	—	—	—
Add: Federal excise tax relating to gain on sales	.01	.02	—	.02	—
Deduct: gain on sales of real estate	(.32)	(.63)	—	(1.32)	(.07)
Deduct: purchase price fair value adjustment	(.06)	—	—	—	—
Deduct: net gains on sales of real estate of unconsolidated joint ventures	—	—	(.30)	—	—
Adjustments for non-controlling interests	.08	(.01)	(.01)	—	—

NAREIT funds from operations per share of common stock	1.97	1.75	1.66	1.59	1.61
Deduct: straight-line rent accruals and amortization of lease intangibles	(.10)	(.10)	(.07)	(.09)	(.10)
Add: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—	—	.01	—
Deduct: lease termination fee income	(.17)	(.08)	—	—	—
Deduct: gain on extinguishment of debt	—	—	—	—	(.08)
Add: prepayment costs on debt	.03	.10	.01	—	—
Add: amortization of restricted stock compensation	.14	.11	.09	.08	.07
Add: amortization and write-off of deferred financing costs	.06	.06	.06	.06	.06
Add: our share of amortization and write-off of deferred financing costs of unconsolidated joint ventures	—	—	—	—	—
Adjustments for non-controlling interests	(.01)	—	—	—	—

Adjusted funds from operations per share of common stock	$1.92	$1.84	$1.75	$1.65	$1.56

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        We are a self-administered and self-managed real estate investment trust. We acquire, own and manage a geographically diversified portfolio primarily consisting of retail, industrial, flex and health and fitness properties, many of which are under long-term leases. As of December 31, 2015, we own 107 properties and our joint ventures own five properties. These 112 properties are located in 30 states.

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

        We seek to manage the risk of our real property portfolio and the related financing arrangements by diversifying among types of properties, industries, locations, tenants, scheduled lease expirations and lenders, and by seeking to minimize our exposure to interest rate fluctuations. As a result, as of December 31, 2015:

  •
  our 2016 contractual rental income is derived from the following property types: 53.8% from retail, 22.7% from industrial, 5.7% from flex, 5.4% from health and fitness, and 12.4% from other properties,

  •
  no tenant accounts for more than 8% of our 2016 contractual rental income,

  •
  properties in only one state (i.e., Texas, 11.3%) account for 10% or more of 2016 contractual rental income,

  •
  through 2024, there is one year in which the percentage of our contractual rental income represented by expiring leases exceeds 10% of our 2016 contractual rental income (i.e., 23.6% in 2022) and approximately 37.0% of our 2016 contractual rental income is represented by leases expiring in 2025 and thereafter,

  •
  all of our mortgage debt either bears interest at fixed rates or is subject to interest rate swaps—the swaps limit our exposure to fluctuating interest rates on our outstanding mortgage debt,

  •
  there are six different counterparties to our portfolio of interest rate swaps: one counterparty, which is rated A by a national rating agency, accounts for 39.8% of the current value of our swaps; a second counterparty, which is rated BBB by a national rating agency, accounts for 26% of the current value of such swaps; and no other counterparty accounts for more than 20% of the current value of our swaps, and

  •
  we have 21 different mortgage lenders—no lender accounts for more than 10% of our aggregate mortgage debt (including the mortgage debt of our unconsolidated joint ventures) other than one lender that accounts for 27.7% of such debt and another lender that accounts for 14.0% of such debt.

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

2015 Highlights and Recent Developments

        In 2015:

  •
  our rental income, net, increased by $2.3 million, or 4.1%, from 2014.

  •
  we acquired seven properties (including our partner's interest in an unconsolidated joint venture) for an aggregate purchase price of $73.5 million, including new mortgage debt of $26.9 million. The acquired properties account for $6.7 million, or 11.8%, of our 2016 contractual rental income.

  •
  we acquired, through an unconsolidated joint venture in which we have a 50% equity interest, a retail center located in Manahawkin, New Jersey for $43.5 million, inclusive of $26.1 million of new mortgage debt bearing an annual interest rate of 4% and maturing in 2025.

  •
  we sold a retail center in Cherry Hill, NJ for $16.0 million, net of closing costs, resulting in a gain of $5.4 million, before giving effect to a swap termination fee of $472,000 and the write-off of $249,000 of the remaining deferred financing cost. The non-controlling interest's share of income from the transaction is $1.3 million.

  •
  we obtained (i) an aggregate of $42.2 million from mortgage financings secured by properties acquired in 2015 and 2014 and (ii) $29.2 million of net proceeds from financings and refinancings of mortgage debt secured by properties acquired prior to 2014.

  •
  we increased our quarterly dividend by 5.1% to $0.41 per share, commencing with the dividend declared in December 2015.

  •
  we raised $6.5 million from the issuance of 295,000 shares of common stock pursuant to our at-the-market equity offering program.

        On February 1, 2016, we sold a portfolio of eight retail properties located in Louisiana and Mississippi with an aggregate of 25,197 square feet for $13.8 million and paid off the $7.8 million mortgage. In the quarter ending March 31, 2016, we anticipate recognizing a $785,000 gain on this sale and incurring a mortgage prepayment expense of $380,000. In 2015, this portfolio accounted for $1.4 million, or 2.3% of rental income, and $477,000, or 3.1% of mortgage interest expense.

Results of Operations

Comparison of Years Ended December 31, 2015 and 2014

Revenues

        The following table compares total revenues for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2015	2014		% Change
Rental income, net	$58,973	$56,647	$2,326	4.1%
Tenant reimbursements	3,852	2,561	1,291	50.4
Lease termination fees	2,886	1,269	1,617	127.4

Total revenues	$65,711	$60,477	$5,234	8.7

        Rental income, net.    The increase is due primarily to $4.4 million earned from seven properties acquired in 2015 and $2.2 million from nine properties acquired in 2014, offset by the $530,000 write-off against rental income of the entire balance of unbilled rent receivables and the intangible lease asset related to the 2015 lease termination fees described below. Rental income for 2014 includes $3.7 million from three properties, which we refer to as the Sold Properties, that were sold or disposed of from October 2014 through mid-January 2015 (including the sale, for substantial gains, of the Parsippany and Cherry Hill, New Jersey properties). We estimate that rental income in 2016 (calculated on a straight-line basis and excluding tenant reimbursements) from the properties acquired in 2015 is approximately $7.0 million.

        Tenant reimbursements.    Real estate tax and operating expense reimbursements in 2015 increased by (i) $834,000 and $361,000 from the properties acquired in 2015 and 2014, respectively, (ii) $399,000 from three properties at which we recognized an equivalent amount of real estate expense and (iii) $280,000 due to net increases from various properties. Tenant reimbursements for 2014 include $372,000 related to our Cherry Hill, New Jersey property, which was sold in January 2015, and $211,000 related to our El Paso, Texas property, portions of which became vacant during 2014 through 2015 and for which we are paying a portion of its operating expenses. As of January 2016, 98.6% of the El Paso, Texas property is leased.

        Lease termination fees.    We received lease termination fees of $2.9 million and $1.3 million in lease buy-out transactions in 2015 and 2014, respectively. We re-leased substantially all of such premises simultaneously with the lease terminations.

Operating Expenses

        The following table compares operating expenses for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2015	2014		% Change
Operating expenses:
Depreciation and amortization	$16,384	$14,662	$1,722	11.7%
General and administrative	9,527	8,796	731	8.3
Real estate expenses	6,047	4,407	1,640	37.2
Federal excise and state taxes	343	488	(145)	(29.7)
Real estate acquisition costs	449	479	(30)	(6.3)
Leasehold rent	308	308	—	—
Impairment loss	—	1,093	(1,093)	(100.0)

Total operating expenses	33,058	30,233	2,825	9.3

Operating income	$32,653	$30,244	$2,409	8.0

        Depreciation and amortization.    Approximately $1.3 million and $1.2 million of the increase is due to depreciation expense on the properties acquired in 2015 and 2014, respectively, and approximately $222,000 of the increase is due to depreciation on property improvements, intangibles and leasing commissions. The $1.2 million of such expense related to properties acquired in 2014, includes the write-off of $380,000 of tenant origination costs related to the bankruptcy of the Pathmark supermarket in Philadelphia, Pennsylvania. Depreciation and amortization for 2014 includes $1.0 million related to the Sold Properties. We estimate that depreciation and amortization in 2016 related to the properties acquired in 2015 will be approximately $2.2 million.

        General and administrative expenses.    Contributing to the increase were increases of: (i) $501,000 in non-cash compensation expense primarily related to the increase in the number of shares of restricted stock granted in 2015 and the higher fair value of the awards granted in 2015 in comparison to the awards granted in 2010 that vested in 2015 and (ii) $399,000 in compensation expense payable to our full and part time personnel, primarily due to higher levels of compensation. Offsetting these increases is a decrease of $167,000 for third party audit and tax services, a significant portion of which relates to the implementation in 2014 of COSO 2013.

        Real estate expenses.    The increase in 2015 is due primarily to increases of $1.5 million from 12 of the 16 properties acquired beginning January 2014 and $399,000 from three properties acquired in or prior to 2011. Substantially all of these expenses are rebilled to tenants. In addition, in 2015, we incurred $144,000 in brokerage and professional fees. In 2015 and 2014, real estate expenses included $11,000 and $624,000, respectively, related to our Cherry Hill, New Jersey property, which was sold in January 2015.

        Federal excise and state taxes.    We incurred Federal excise tax of $174,000 in 2015 and $302,000 in 2014 because profitable property sales resulted in calendar year distributions to stockholders being less than the amount required to be distributed during such year.

        Impairment loss.    We recorded this loss with respect to a retail property located in Morrow, Georgia. The tenant did not renew its lease which expired on October 31, 2014, our efforts to re-let the property were unsuccessful and the non-recourse mortgage on the property matured November 1, 2014. We determined that it was not economical to retain the property which was acquired by the mortgagee in January 2015 in an uncontested foreclosure proceeding.

Other Income and Expenses

        The following table compares other income and expenses for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2015	2014		% Change
Other income and expenses:
Gain on sale of real estate, net	$5,392	$10,180	$(4,788)	(47.0)%
Purchase price fair value adjustment	960	—	960	n/a
Prepayment costs on debt	(568)	(1,581)	(1,013)	(64.1)
Equity in earnings of unconsolidated joint ventures	412	533	(121)	(22.7)
Gain on sale—investment in BRT Realty Trust	—	134	(134)	(100.0)
Other income	108	29	79	272.4
Interest:
Expense	(16,027)	(16,305)	(278)	(1.7)
Amortization and write-off of deferred financing costs	(1,023)	(1,037)	(14)	(1.4)
Income from continuing operations	21,907	22,197	(290)	(1.3)

        Gain on sale of real estate, net.    These gains were realized from the January 2015 sale of the Cherry Hill, New Jersey property and the October 2014 sale of the Parsippany, New Jersey property. The minority partner's share of the gain on the sale of the Cherry Hill, New Jersey property was $1.3 million.

        Purchase price fair value adjustment.    In connection with the acquisition of our joint venture partner's 50% interest in a property located in Lincoln, Nebraska, we recorded this adjustment, representing the difference between the book value of the preexisting equity investment on the March 31, 2015 purchase date and the fair value of the investment.

        Prepayment costs on debt.    These costs were incurred primarily in connection with property sales and the payoff, prior to the stated maturity, of the related mortgage debt. In 2015, these costs related primarily to the sale of the Cherry Hill, New Jersey property and in 2014, these costs related to the sale of the Parsippany, New Jersey property.

        Equity in earnings of unconsolidated joint ventures.    The decrease is attributable substantially to the following factors: (i) our $400,000 share of the acquisition expense associated with the June 2015 purchase of the Manahawkin, New Jersey retail center, offset by our $256,000 share of earnings from this property; and (ii) the purchase, in March 2015, of our partner's interest in a joint venture that owns a retail property in Lincoln, Nebraska. In 2015 and 2014, this Lincoln, Nebraska joint venture contributed $68,000 and $212,000 to equity in earnings of unconsolidated joint ventures, respectively. The decrease was offset by an increase of $167,000 of income from other ventures.

        Gain on sale—investment in BRT Realty Trust.    In May 2014, we sold to Gould Investors L.P., a related party, our 37,081 shares of BRT Realty Trust, a related party, for $266,000. The cost of these shares was $132,000 and we realized a gain on sale of $134,000.

        Interest expense.    The following table summarizes interest expense for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2015	2014		% Change
Interest expense:
Credit line interest	$594	$1,211	$(617)	(50.9)%
Mortgage interest	15,433	15,094	339	2.2

Total	$16,027	$16,305	$(278)	(1.7)

  Credit line interest

        The decrease is due to the change, pursuant to an amendment to our facility dated December 31, 2014, in the annual interest rate on this facility from a variable interest rate with a floor of 4.75%, to a variable interest rate with a floor of 1.75%. During 2015, the average interest rate on the facility was approximately 1.95%.

  Mortgage interest

        The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt during the applicable year:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2015	2014		% Change
Interest rate on mortgage debt	4.96%	5.29%	(.33)%	(6.2)%
Principal amount of mortgage debt	$310,991	$285,019	$25,972	9.1

        The increase in mortgage interest expense is due to the increase in the average principal amount of mortgage debt outstanding, offset by a decrease in the average interest rate on outstanding mortgage debt. The decrease in the average interest rate is due to the financing (including financings effectuated in connection with acquisitions) or refinancing in 2015 and 2014 of $140.1 million of gross new mortgage debt with an average interest rate of approximately 4.3%. The increase in the average balance outstanding is due to the incurrence of mortgage debt of $57.0 million in connection with properties acquired in 2015 and 2014 and the financing or refinancing of $52.2 million, net of refinanced amounts, in connection with properties acquired prior to 2014. The increase in the average amount outstanding was offset by the payoff of five mortgages and the foreclosure of one mortgage in the year ended December 31, 2015, totaling $21.3 million.

        We estimate that in 2016, the mortgage interest expense associated with the properties acquired in 2015 will be approximately $1.5 million. Interest expense for these properties in 2015 was $723,000.

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

        Rental income, net.    The increase is due primarily to (i) $5.6 million earned from eleven properties acquired in 2013 and $2.4 million from nine properties acquired in 2014, (ii) $329,000 from the lease of vacant space at the Cherry Hill, NJ property (which was sold in January 2015) and (iii) $126,000 from the straight-line calculation of a lease extension. Offsetting the increase were decreases of approximately (i) $517,000 due to the sale in October 2014 of the Parsippany, NJ property, (ii) $502,000 related to property vacancies and (iii) $237,000 related to the $1.3 million write-off of straight-line rent and intangibles related to the lease termination fee transaction described above and the lower rental rate obtained on the re-lease of such property. The aggregate rental income in 2014 from the Sold Properties was $3.8 million.

        Tenant reimbursements.    Tenant real estate tax and expense reimbursements increased due to a $343,000 increase in rebills from tenants at our former Cherry Hill, NJ property and $260,000 from five of the properties purchased since July 1, 2013.

Operating Expenses

        The following table compares operating expenses for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2014	2013		% Change
Operating expenses:
Depreciation and amortization	$14,662	$11,919	$2,743	23.0%
General and administrative	8,796	7,801	995	12.8
Real estate expenses	4,407	3,213	1,194	37.2
Federal excise and state taxes	488	255	233	91.4
Real estate acquisition costs	479	921	(442)	(48.0)
Leasehold rent	308	308	—	—
Impairment loss	1,093	—	1,093	n/a

Total operating expenses	30,233	24,417	5,816	23.8

Operating income	$30,244	$26,562	$3,682	13.9

        Depreciation and amortization.    Approximately $632,000 and $2.2 million of the increase is due to depreciation expense on the properties we acquired in 2014 and 2013, respectively, and approximately $126,000 is due to depreciation on property improvements. Partially offsetting the increase was a $234,000 reduction in such expense due to the October 2014 sale of the Parsippany, NJ property. We incurred an aggregate of $966,000 in depreciation in 2014 related to our Sold Properties.

        General and administrative expenses.    Contributing to the increase were increases of: (i) $393,000, in non-cash compensation expense primarily related to the increase in the number of restricted stock awards granted in 2014 and the higher fair value of such awards at the time of grant; (ii) $285,000 for third party audit and tax services, a significant portion of which relates to the implementation of COSO 2013; and (iii) $216,000 in compensation expense primarily payable to full and part time personnel.

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

        Federal excise and state taxes.    We incurred Federal excise tax of $302,000 in 2014 and $45,000 in 2013 (net of an approximate $110,000 over-accrual for such tax in 2012) because profitable property sales resulted in calendar year distributions to stockholders being less than the amount required to be distributed during such year.

Other Income and Expenses

        The following table compares other income and expenses for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2014	2013		% Change
Other income and expenses:
Gain on sale of real estate, net	$10,180	$—	$10,180	n/a
Prepayment costs on debt related to sale of real estate	(1,581)	—	(1,581)	n/a
Equity in earnings of unconsolidated joint ventures	533	651	(118)	(18.1)%
Gain on disposition of real estate—unconsolidated joint venture	—	2,807	(2,807)	(100)
Gain on sale—unconsolidated joint venture interest	—	1,898	(1,898)	(100)
Gain on sale—investment in BRT Realty Trust, related party	134	—	134	n/a
Other income	29	97	(68)	(70.1)
Interest:
Expense	(16,305)	(13,716)	2,589	18.9
Amortization and write-off of deferred financing costs	(1,037)	(890)	147	16.5
Income from continuing operations	22,197	17,409	4,788	27.5

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

  Credit line interest

        The increase is due to the $16.1 million increase from $6.8 million in 2013 to $22.9 million in 2014 in the weighted average balance outstanding under our line of credit. The weighted average balance increased due to borrowings to acquire several properties in 2014, partially offset by repayments on the facility with proceeds from the (i) financing of several properties in 2014 and (ii) sale in 2014 of two properties located in Michigan and the Parsippany, New Jersey property.

  Mortgage interest

        The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt during the applicable year:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2014	2013		% Change
Interest rate on mortgage debt	5.29%	5.48%	(.19)%	(3.5)%
Principal amount of mortgage debt	$285,019	$241,531	$43,488	18.0

        The increase in mortgage interest expense is due to the increase in the average principal amount of mortgage debt outstanding, partially offset by a decrease in the average interest rate on outstanding mortgage debt. The increase in the average balance outstanding is due to the incurrence of mortgage debt of $84.1 million in connection with properties acquired in 2014 and 2013 and the financing or refinancing of $14.4 million, net of refinanced amounts, in connection with properties acquired prior to 2013. The decrease in the average interest rate is due to the financing (including financings effectuated in connection with acquisitions) or refinancing in 2014 and 2013 of $130.1 million of gross new mortgage debt with an average interest rate of approximately 4.7%.

        Amortization and write-off of deferred financing costs.    The increase is due to: (i) the write-off of $58,000 in deferred costs relating to the Parsippany, New Jersey property sold in October 2014; (ii) the write-off of an aggregate $59,000 relating to three mortgages that were refinanced, and (iii) amortization incurred in connection with financings on several properties we acquired in 2014 and 2013.

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

Liquidity and Capital Resources

        Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our revolving credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of our equity securities and property sales. Our available liquidity at March 9, 2016 was approximately $61.5 million, including approximately $5.0 million of cash and cash equivalents (net of the credit facility's required $3 million deposit maintenance balance) and $56.5 million available under our revolving credit facility.

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

        The following table sets forth, as of December 31, 2015, information with respect to our mortgage debt that is payable from January 2016 through December 31, 2018 (excluding our unconsolidated joint ventures):

(Dollars in thousands)	2016	2017	2018	Total
Amortization payments	$7,906	$9,085	$8,839	$25,830
Principal due at maturity	23,064	14,282	10,260	47,606

Total	$30,970	$23,367	$19,099	$73,436

        At December 31, 2015, our unconsolidated joint ventures had first mortgages on four properties with outstanding balances aggregating approximately $36.8 million, bearing interest at rates ranging from 3.49% to 5.81% (i.e., a 3.90% weighted average interest rate) and maturing between 2018 and 2025.

        We intend to make debt amortization payments from operating cash flow and, though no assurance can be given that we will be successful in this regard, generally intend to refinance or extend the mortgage loans which mature in 2016 through 2018. We intend to repay the amounts not refinanced or extended from our existing funds and sources of funds, including our available cash and our credit line (to the extent available).

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

Credit Facility

        We can borrow up to $75 million pursuant to our revolving credit facility which is available to us for the acquisition of commercial real estate, repayment of mortgage debt, property improvements and general working capital purposes; provided, that if used for property improvements and working capital purposes, the amount outstanding for such purposes will not exceed the lesser of $15 million and 15% of the borrowing base and if used for working capital purposes, will not exceed $10 million. The facility matures December 31, 2018 and bears interest equal to the one month LIBOR rate plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 300 basis points if such ratio is greater than 65%. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $75 million. The credit facility requires the maintenance of $3.0 million in average deposit balances. For 2015, the average interest rate on the facility was approximately 1.95%.

        The terms of our revolving credit facility include certain restrictions and covenants which limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At December 31, 2015, we were in compliance in all material respects with the covenants under this facility.

Contractual Obligations

        The following sets forth our contractual obligations as of December 31, 2015:

	Payment due by period
(Dollars in thousands)	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years	Total
Contractual Obligations
Mortgages payable—interest and amortization	$23,101	$42,154	$39,065	$101,805	$206,125
Mortgages payable—balances due at maturity	23,064	24,542	11,763	155,690	215,059
Credit facility(1)	—	18,250	—	—	18,250
Purchase obligations(2)	3,058	6,027	5,772	—	14,857

Total	$49,223	$90,973	$56,600	$257,495	$454,291

(1)
Represents the amount outstanding at December 31, 2015. We may borrow up to $75 million under such facility.

(2)
Assumes that $2.6 million will be payable annually during the next five years, pursuant to the compensation and services agreement.

        As of December 31, 2015, we had $326.6 million of mortgage debt outstanding (excluding mortgage indebtedness of our unconsolidated joint ventures), all of which is non-recourse (subject to standard carve-outs). We expect that mortgage interest and amortization payments (excluding repayments of principal at maturity) of approximately $65.3 million due through 2018 will be paid primarily from cash generated from our operations. We anticipate that principal balances due at maturity through 2018 of $47.6 million will be paid primarily from cash and cash equivalents and mortgage financings and refinancings. If we are unsuccessful in refinancing our existing indebtedness or financing our unencumbered properties, our cash flow, funds available under our credit facility and available cash, if any, may not be sufficient to repay all debt obligations when payments become due, and we may need to issue additional equity, obtain long or short-term debt, or dispose of properties on unfavorable terms.

Statement of Cash Flows

	For the Years ended December 31,
(Dollars in thousands)	2015	2014	2013
Cash flow provided by operating activities	$33,916	$31,803	$26,737
Cash flow used in investing activities	(73,498)	(13,758)	(91,488)
Cash flow provided by (used in) financing activities	31,974	(14,332)	66,805

Net (decrease) increase in cash and cash equivalents	(7,608)	3,713	2,054
Cash and cash equivalents at beginning of year	20,344	16,631	14,577

Cash and cash equivalents at end of year	$12,736	$20,344	$16,631

        The increase in cash flow provided by operating activities in 2015 compared to 2014, and 2014 compared to 2013, is due primarily to the impact of operating activities and lease termination fees.

        The increase in cash used in investing activities in 2015 compared to 2014 is due primarily to the increased purchases of, or investments in, real estate and unconsolidated joint ventures in 2015 and reduced net proceeds in 2015 from the sale of real estate. The decrease in cash used in investing activities in 2014 compared to 2013 is due primarily to the decrease in the purchases of real estate and the increase in net proceeds from the sale of real estate in 2014.

        The increase in cash flow provided by financing activities in 2015 compared to 2014 is due primarily to an increase in proceeds from mortgage financings and reduced repayments on the credit facility and mortgages payable. The increase in cash flow used in financing activities in 2014 compared to 2013 is due primarily to an increase in repayments of the credit facility and mortgages payable.

  Cash Distribution Policy

        We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. Accordingly, to qualify as a REIT, we must, among other things, meet a number of organizational and operational requirements, including a requirement that we distribute currently at least 90% of our ordinary taxable income to our stockholders. It is our current intention to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate federal, state or local income taxes on taxable income we distribute currently (in accordance with the Internal Revenue Code and applicable regulations) to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years. Even if we qualify for federal taxation as a REIT, we may be subject to certain state and local taxes on our income and to federal income taxes on our undistributed taxable income (i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Internal Revenue Code and applicable regulations thereunder) and are subject to Federal excise taxes on our undistributed taxable income.

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

  Off-Balance Sheet Arrangements

        We are not a party to any off-balance sheet arrangements other than with respect to our properties located in Sandy Springs, Georgia and Lakemoor, Illinois. These properties generated $1.3 million of rental income during 2015 and at December 31, 2015, our maximum exposure to loss with respect to these properties is $16.1 million, representing the unbilled rent receivable and the carrying value of the land. These properties are ground leases improved by multi-family properties and our leasehold position is subordinate to an aggregate of $60.1 million of mortgage debt incurred by our tenants, the owner/operators of the multi-family properties. We do not believe that this type of off-balance sheet arrangement has been or will be material to our liquidity and capital resource positions. See Note 5 to our consolidated financial statements for additional information regarding these arrangements.

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

        We utilize interest rate swaps to limit interest rate risk. These swaps are used for hedging purposes-not for speculation. We do not enter into interest rate swaps for trading purposes. At December 31, 2015, our aggregate liability in the event of the early termination of our swaps was $4.6 million.

        At December 31, 2015, we had 26 interest rate swap agreements outstanding (including two held by three of our unconsolidated joint ventures). The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of December 31, 2015, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have increased by approximately $7.4 million and the net urealized loss on derivative instruments would have decreased by $7.4 million. If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have decreased by approximately $7.9 million and the net unrealized loss on derivative instruments would have increased by $7.9 million. These changes would not have any impact on our net income or cash.

        Our mortgage debt, after giving effect to the interest rate swap agreements, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.

        Our variable credit rate facility is sensitive to interest rate changes. At December 31, 2015, a 100 basis point increase of the interest rate on this facility would increase our related interest costs by approximately $183,000 per year and a 100 basis point decrease of the interest rate would decrease our related interest costs by approximately $37,000 per year.

        The fair market value of our long-term debt is estimated based on discounting future cash flows at interest rates that our management believes reflect the risks associated with long term debt of similar risk and duration.

        The following table sets forth our debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated fair market value at December 31, 2015:

	For the Year Ended December 31,
(Dollars in thousands)	2016	2017	2018	2019	2020	Thereafter	Total	Fair Market Value
Fixed rate:
Long-term debt	$30,970	$23,367	$19,099	$17,398	$12,987	$222,793	$326,614	$338,610
Weighted average interest rate	4.79%	4.72%	4.72%	4.72%	4.72%	4.70%	4.71%	4.07%
Variable rate:
Long-term debt(1)	—	—	$18,250	—	—	—	$18,250	—

(1)
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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

        Based on its assessment, our management believes that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

        Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on management's assessment of our internal control over financial reporting. This report appears on page F-1 of this Annual Report on Form 10-K.

Item 9B.    Other Information.

        Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Apart from certain information concerning our executive officers which is set forth in Part I of this Annual Report, additional information required by this Item 10 shall be included in our proxy statement for our 2016 annual meeting of stockholders, to be filed with the SEC not later than April 29, 2016, and is incorporated herein by reference.

EXECUTIVE OFFICERS

        Set forth below is a list of our executive officers whose terms expire at our 2016 annual board of directors' meeting. The business history of our officers, who are also directors, will be provided in our proxy statement to be filed pursuant to Regulation 14A not later than April 29, 2016.

NAME	AGE	POSITION WITH THE COMPANY
Matthew J. Gould*	56	Chairman of the Board
Fredric H. Gould*	80	Vice Chairman of the Board
Patrick J. Callan, Jr.	53	President, Chief Executive Officer and Director
Lawrence G. Ricketts, Jr.	39	Executive Vice President and Chief Operating Officer
Jeffrey A. Gould*	50	Senior Vice President and Director
David W. Kalish***	68	Senior Vice President and Chief Financial Officer
Mark H. Lundy**	53	Senior Vice President and Secretary
Israel Rosenzweig	68	Senior Vice President
Simeon Brinberg**	82	Senior Counsel
Karen Dunleavy	57	Vice President, Financial
Alysa Block	55	Treasurer
Richard M. Figueroa	48	Vice President and Assistant Secretary
Isaac Kalish***	40	Vice President and Assistant Treasurer
Justin Clair	33	Vice President

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

Item 11.    Executive Compensation.

        The information concerning our executive compensation required by this Item 11 shall be included in our proxy statement for our 2016 annual meeting of stockholders, to be filed with the SEC not later than April 29, 2016, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information concerning our beneficial owners and management required by this Item 12 shall be included in our proxy statement for our 2016 annual meeting of stockholders, to be filed with the SEC not later than April 29, 2016 and is incorporated herein by reference.

Equity Compensation Plan Information

        As of December 31, 2015, the only equity compensation plan under which equity compensation may be awarded is our 2012 Incentive Plan, which was approved by our stockholders in June 2012. This plan permits us to grant stock options, restricted stock, restricted stock units and performance based awards to our employees, officers, directors and consultants. The following table provides information as of December 31, 2015 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under our 2012 Incentive Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	241,075
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	241,075

(1)
Does not give effect to 139,225 restricted stock awards granted January 5, 2016 pursuant to our 2012 Incentive Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information concerning certain relationships, related transactions and director independence required by this Item 13 shall be included in our proxy statement for our 2016 annual meeting of stockholders, to be filed with the SEC not later than April 29, 2016 and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        The information concerning our principal accounting fees required by this Item 14 shall be included in our proxy statement for our 2016 annual meeting of stockholders, to be filed with the SEC not later than April 29, 2016, and is incorporated herein by reference.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)
Documents filed as part of this Report:

(1)
The following financial statements of the Company are included in this Annual Report on Form 10-K:

  (2)
  Financial Statement Schedules:

—Schedule III—Real Estate and Accumulated Depreciation	F-44 through F-48

        All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b)
Exhibits:

1.1	Amended and Restated Equity Offering Sales Agreement, dated March 20, 2014 by and between One Liberty Properties, Inc. and Deutsche Bank Securities, Inc. (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on March 20, 2014).

3.1	Articles of Amendment and Restatement of One Liberty Properties, Inc., dated July 20, 2004 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

3.2	Articles of Amendment to Restated Articles of Incorporation of One Liberty Properties, Inc. filed with the State of Assessments and Taxation of Maryland on June 17, 2005 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.3	Articles of Amendment to Restated Articles of Incorporation of One Liberty Properties, Inc. filed with the State of Assessments and Taxation of Maryland on June 21, 2005 (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.4	By-Laws of One Liberty Properties, Inc., as amended (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 12, 2007).

3.5	Amendment, effective as of June 12, 2012, to By-Laws of One Liberty Properties, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 12, 2012).

3.6	Amendment, effective as of September 11, 2014, to By-Laws of One Liberty Properties, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 12, 2014).

4.1	*	One Liberty Properties, Inc. 2009 Incentive Plan (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2010).

4.2	*	One Liberty Properties, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

4.3		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-2, Registration No. 333-86850, filed on April 24, 2002 and declared effective on May 24, 2002).

10.1		Seconded Amended and Restated Loan Agreement, dated as of March 31, 2010, by and among One Liberty Properties, Inc., Valley National Bank, Merchants Bank Division, Bank Leumi USA, Israel Discount Bank of New York and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 10, 2011).

10.2		First Amendment dated as of January 6, 2011 to the Second Amended and Restated Loan Agreement, dated as of March 31, 2010, between VNB New York Corp. as assignee of Valley National Bank, Merchants Bank Division, Bank Leumi, USA, Manufacturers and Traders Trust Company, Israel Discount Bank of New York, and One Liberty Properties, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 10, 2011).

10.3		Second Amendment to Second Amended and Restated Loan Agreement dated as of August 5, 2011, between VNB New York Corp., Bank Leumi USA, Israel Discount Bank of New York, Manufacturers and Traders Trust Company and One Liberty Properties, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 15, 2011).

10.4		Third Amendment to Second Amended and Restated Loan Agreement dated as of July 31, 2012, between VNB New York Corp., Bank Leumi USA, Israel Discount Bank of New York, Manufacturers and Traders Trust Company and One Liberty Properties, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 2, 2012).

10.5		Fourth Amendment dated as of December 31, 2014 to Second Amended and Restated Loan Agreement dated as of July 31, 2012, between VNB New York LLC, Bank Leumi USA, Israel Discount Bank of New York, Manufacturers and Traders Trust Company and One Liberty Properties, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 5, 2015).

10.6	*	Compensation and Services Agreement effective as of January 1, 2007 between One Liberty Properties, Inc. and Majestic Property Management Corp. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 14, 2007).

10.7	*	First Amendment to Compensation and Services Agreement effective as of April 1, 2012 between One Liberty Properties, Inc. and Majestic Property Management Corp. (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.8	*	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 15, 2010).

10.9	*	Form of Restricted Stock Award Agreement for the 2009 Incentive Plan (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2010).

10.10	*	Form of Restricted Stock Award Agreement for the 2012 Incentive Plan (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2013).

14.1		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to One Liberty Properties, Inc.'s Current Report on Form 8-K filed on March 14, 2006).

21.1		Subsidiaries of the Registrant

23.1		Consent of Ernst & Young LLP

31.1		Certification of President and Chief Executive Officer

31.2		Certification of Senior Vice President and Chief Financial Officer

32.1		Certification of President and Chief Executive Officer

32.2		Certification of Senior Vice President and Chief Financial Officer

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Definition Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

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

ONE LIBERTY PROPERTIES, INC.
March 15, 2016	By:	/s/ PATRICK J. CALLAN, JR. Patrick J. Callan, Jr. President and Chief Executive Officer

        Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ MATTHEW J. GOULD Matthew J. Gould	Chairman of the Board of Directors	March 15, 2016
/s/ FREDRIC H. GOULD Fredric H. Gould	Vice Chairman of the Board of Directors	March 15, 2016
/s/ PATRICK J. CALLAN, JR. Patrick J. Callan, Jr.	President, Chief Executive Officer and Director	March 15, 2016
/s/ JOSEPH A. AMATO Joseph A. Amato	Director	March 15, 2016
/s/ CHARLES BIEDERMAN Charles Biederman	Director	March 15, 2016
/s/ JAMES J. BURNS James J. Burns	Director	March 15, 2016
/s/ JOSEPH A. DELUCA Joseph A. DeLuca	Director	March 15, 2016

Signature	Title	Date

/s/ JEFFREY A. GOULD Jeffrey A. Gould	Director	March 15, 2016
/s/ LOUIS P. KAROL Louis P. Karol	Director	March 15, 2016
/s/ J. ROBERT LOVEJOY J. Robert Lovejoy	Director	March 15, 2016
/s/ LEOR SIRI Leor Siri	Director	March 15, 2016
/s/ EUGENE I. ZURIFF Eugene I. Zuriff	Director	March 15, 2016
/s/ DAVID W. KALISH David W. Kalish	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2016
/s/ KAREN DUNLEAVY Karen Dunleavy	Vice President, Financial (Principal Accounting Officer)	March 15, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
One Liberty Properties, Inc.

        We have audited the accompanying consolidated balance sheets of One Liberty Properties, Inc. and Subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of One Liberty Properties, Inc. and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), One Liberty Properties, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 15, 2016

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
One Liberty Properties, Inc.

        We have audited One Liberty Properties, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). One Liberty Properties, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, One Liberty Properties, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of One Liberty Properties, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2015 of One Liberty Properties, Inc. and Subsidiaries and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 15, 2016

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in Thousands, Except Par Value)

	December 31,
	2015	2014
ASSETS
Real estate investments, at cost
Land	$186,994	$165,153
Buildings and improvements	460,379	416,272

Total real estate investments, at cost	647,373	581,425
Less accumulated depreciation	85,116	76,575

Real estate investments, net	562,257	504,850
Properties held-for-sale	12,259	10,176
Investment in unconsolidated joint ventures	11,350	4,907
Cash and cash equivalents	12,736	20,344
Restricted cash	1,074	1,607
Unbilled rent receivable (including $712 and $120 related to properties held-for-sale in 2015 and 2014, respectively)	13,577	12,815
Unamortized intangible lease assets, net	28,978	27,387
Escrow, deposits and other assets and receivables	4,233	4,310
Unamortized deferred financing costs, net	3,914	4,043

Total assets	$650,378	$590,439

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable	$334,428	$292,049
Line of credit	18,250	13,250
Dividends payable	6,901	6,322
Accrued expenses and other liabilities	13,852	12,451
Unamortized intangible lease liabilities, net	14,521	10,463

Total liabilities	387,952	334,535

Commitments and contingencies
Equity:
One Liberty Properties, Inc. stockholders' equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized; 16,292 and 15,728 shares issued and outstanding	16,292	15,728
Paid-in capital	232,378	219,867
Accumulated other comprehensive loss	(4,390)	(3,195)
Accumulated undistributed net income	16,215	21,876

Total One Liberty Properties, Inc. stockholders' equity	260,495	254,276
Non-controlling interests in consolidated joint ventures	1,931	1,628

Total equity	262,426	255,904

Total liabilities and equity	$650,378	$590,439

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Amounts in Thousands, Except Per Share Data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Rental income, net	$58,973	$56,647	$49,285
Tenant reimbursements	3,852	2,561	1,694
Lease termination fees	2,886	1,269	—

Total revenues	65,711	60,477	50,979

Operating expenses:
Depreciation and amortization	16,384	14,662	11,919
General and administrative (see Note 10 for related party information)	9,527	8,796	7,801
Real estate expenses (see Note 10 for related party information)	6,047	4,407	3,213
Federal excise and state taxes	343	488	255
Real estate acquisition costs (see Note 10 for related party information)	449	479	921
Leasehold rent	308	308	308
Impairment loss	—	1,093	—

Total operating expenses	33,058	30,233	24,417

Operating income	32,653	30,244	26,562
Other income and expenses:
Gain on sale of real estate, net	5,392	10,180	—
Purchase price fair value adjustment	960	—	—
Prepayment costs on debt	(568)	(1,581)	—
Equity in earnings of unconsolidated joint ventures (see Note 10 for related party information)	412	533	651
Gain on disposition of real estate—unconsolidated joint venture	—	—	2,807
Gain on sale—unconsolidated joint venture interest	—	—	1,898
Gain on sale—investment in BRT Realty Trust (related party)	—	134	—
Other income	108	29	97
Interest:
Expense	(16,027)	(16,305)	(13,716)
Amortization and write-off of deferred financing costs	(1,023)	(1,037)	(890)

Income from continuing operations	21,907	22,197	17,409

Discontinued operations:
Income from operations	—	13	577
Impairment loss	—	—	(62)

Income from discontinued operations	—	13	515

Net income	21,907	22,210	17,924
Less net income attributable to non-controlling interests	(1,390)	(94)	(49)

Net income attributable to One Liberty Properties, Inc.	$20,517	$22,116	$17,875

Weighted average number of common shares outstanding:
Basic	15,971	15,563	14,948

Diluted	16,079	15,663	15,048

Per common share attributable to common stockholders—basic:
Income from continuing operations	$1.23	$1.37	$1.12
Income from discontinued operations	—	—	.03

	$1.23	$1.37	$1.15

Per common share attributable to common stockholders—diluted:
Income from continuing operations	$1.22	$1.37	$1.11
Income from discontinued operations	—	—	.03

	$1.22	$1.37	$1.14

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Amounts in Thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$21,907	$22,210	$17,924

Other comprehensive (loss) gain:
Net unrealized gain (loss) on available-for-sale securities	3	(121)	47
Net unrealized (loss) gain on derivative instruments	(1,168)	(2,643)	961
One Liberty Properties, Inc.'s share of joint venture net unrealized (loss) gain on derivative instruments	(1)	24	76

Other comprehensive (loss) gain	(1,166)	(2,740)	1,084

Comprehensive income	20,741	19,470	19,008
Comprehensive income attributable to non-controlling interests	(1,390)	(94)	(49)
Unrealized gain (loss) on derivative instruments attributable to non-controlling interests	29	(35)	(4)

Comprehensive income attributable to One Liberty Properties, Inc.	$19,380	$19,341	$18,955

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

For the Three Years Ended December 31, 2015

(Amounts in Thousands, Except Per Share Data)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Undistributed Net Income	Non-Controlling Interests in Consolidated Joint Ventures	Total
Balances, December 31, 2012	$14,598	$196,107	$(1,578)	$28,001	$931	$238,059
Distributions—common stock Cash—$1.42 per share	—	—	—	(21,999)	—	(21,999)
Shares issued through equity offering program—net	363	8,802	—	—	—	9,165
Restricted stock vesting	50	(50)	—	—	—	—
Shares issued through dividend reinvestment plan	210	4,025	—	—	—	4,235
Contributions from non-controlling interest	—	—	—	—	480	480
Distributions to non-controlling interests	—	—	—	—	(298)	(298)
Compensation expense— restricted stock	—	1,440	—	—	—	1,440
Net income	—	—	—	17,875	49	17,924
Other comprehensive income (loss)	—	—	1,088	—	(4)	1,084

Balances, December 31, 2013	15,221	210,324	(490)	23,877	1,158	250,090
Distributions—common stock Cash—$1.50 per share	—	—	—	(24,117)	—	(24,117)
Shares issued through equity offering program—net	179	3,589	—	—	—	3,768
Restricted stock vesting	101	(101)	—	—	—	—
Shares issued through dividend reinvestment plan	227	4,222	—	—	—	4,449
Contributions from non-controlling interests	—	—	—	—	639	639
Distributions to non-controlling interests	—	—	—	—	(228)	(228)
Compensation expense— restricted stock	—	1,833	—	—	—	1,833
Net income	—	—	—	22,116	94	22,210
Other comprehensive (loss)	—	—	(2,705)	—	(35)	(2,740)

Balances, December 31, 2014	15,728	219,867	(3,195)	21,876	1,628	255,904
Distributions—common stock Cash—$1.58 per share	—	—	—	(26,178)	—	(26,178)
Shares issued through equity offering program—net	295	6,162	—	—	—	6,457
Restricted stock vesting	72	(72)	—	—	—	—
Shares issued through dividend reinvestment plan	197	4,087	—	—	—	4,284
Contributions from non-controlling interests	—	—	—	—	713	713
Distributions to non-controlling interests	—	—	—	—	(1,829)	(1,829)
Compensation expense— restricted stock	—	2,334	—	—	—	2,334
Net income	—	—	—	20,517	1,390	21,907
Other comprehensive income (loss)	—	—	(1,195)	—	29	(1,166)

Balances, December 31, 2015	$16,292	$232,378	$(4,390)	$16,215	$1,931	$262,426

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in Thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$21,907	$22,210	$17,924
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	(5,392)	(10,180)	—
Purchase price fair value adjustment	(960)	—	—
Gain on disposition of real estate held by unconsolidated joint venture	—	—	(2,807)
Gain on sale—unconsolidated joint venture interest	—	—	(1,898)
Gain on sale of available-for-sale securities (to related party in 2014)	—	(134)	(6)
Impairment loss	—	1,093	62
Prepayment costs on debt related to real estate	—	1,581	—
Increase in unbilled rent receivable	(1,448)	(1,569)	(1,114)
Write-off of unbilled rent receivable	566	79	—
Amortization of intangibles relating to leases, net	(723)	(267)	(160)
Amortization of restricted stock expense	2,334	1,833	1,440
Equity in earnings of unconsolidated joint ventures	(412)	(533)	(651)
Distributions of earnings from unconsolidated joint ventures	540	502	1,103
Depreciation and amortization	16,384	14,662	12,043
Amortization and write-off of financing costs	1,023	1,037	891
Payment of leasing commissions	(716)	(165)	(200)
Decrease (increase) in escrow, deposits, other assets and receivables	197	1,149	(1,653)
Increase in accrued expenses and other liabilities	616	505	1,763

Net cash provided by operating activities	33,916	31,803	26,737

Cash flows from investing activities:
Purchase of real estate	(67,445)	(57,096)	(107,579)
Improvements to real estate	(3,868)	(769)	(2,867)
Net proceeds from sale of real estate	16,025	43,788	—
Purchase of partner's interest in unconsolidated joint venture	(6,300)	—	—
Investment in unconsolidated joint ventures	(12,686)	—	—
Distributions of capital from unconsolidated joint ventures	776	53	5,495
Net proceeds from disposition of unconsolidated joint venture interest	—	—	13,444
Net proceeds from sale of available-for-sale securities (to related party in 2014)	—	266	19

Net cash used in investing activities	(73,498)	(13,758)	(91,488)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(7,793)	(7,597)	(6,808)
Repayment of mortgages payable	(27,967)	(38,873)	(4,708)
Proceeds from mortgage financings	79,605	60,474	63,590
Proceeds from sale of common stock, net	6,457	3,768	9,165
Proceeds from bank line of credit	45,400	42,500	32,500
Repayment on bank line of credit	(40,400)	(52,500)	(9,250)
Issuance of shares through dividend reinvestment plan	4,284	4,449	4,235
Payment of financing costs	(897)	(1,782)	(656)
Prepayment costs on debt related to real estate	—	(1,581)	—
Capital contributions from non-controlling interests	713	639	480
Distributions to non-controlling interests	(1,829)	(228)	(298)
Cash distributions to common stockholders	(25,599)	(23,601)	(21,445)

Net cash provided by (used in) financing activities	31,974	(14,332)	66,805

Net (decrease) increase in cash and cash equivalents	(7,608)	3,713	2,054
Cash and cash equivalents at beginning of year	20,344	16,631	14,577

Cash and cash equivalents at end of year	$12,736	$20,344	$16,631

Continued on next page

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Amounts in Thousands)

	Year Ended December 31,
	2015	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense	$15,986	$16,403	$13,744
Cash paid during the year for income taxes	70	90	78
Cash paid during the year for Federal excise tax, net	300	64	290
Supplemental schedule of non-cash investing and financing activities:
Mortgage debt extinguished upon conveyance of property to mortgagee by deed-in-lieu of foreclosure	$1,466	$—	$—
Consolidation of real estate investment	2,633	—	—
Purchase accounting allocation—intangible lease assets	5,776	4,771	11,624
Purchase accounting allocation—intangible lease liabilities	(5,365)	(4,376)	(2,210)

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

NOTE 1—ORGANIZATION AND BACKGROUND

        One Liberty Properties, Inc. ("OLP") was incorporated in 1982 in Maryland. OLP is a self-administered and self-managed real estate investment trust ("REIT"). OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of retail, industrial, flex and health and fitness properties, many of which are subject to long-term net leases. As of December 31, 2015, OLP owns 120 properties, including seven properties owned by consolidated joint ventures and five properties owned by unconsolidated joint ventures. The 120 properties are located in 31 states.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements include the accounts and operations of OLP, its wholly-owned subsidiaries, its joint ventures in which the Company, as defined, has a controlling interest, and variable interest entities ("VIEs") of which the Company is the primary beneficiary. OLP and its consolidated subsidiaries are hereinafter referred to as the "Company". Material intercompany items and transactions have been eliminated in consolidation.

Investment in Joint Ventures and Variable Interest Entities

        The Company assesses the accounting treatment for each joint venture investment. This assessment includes a review of each joint venture or limited liability company agreement to determine the rights of each party and whether those rights are protective or participating. The agreements typically contain certain protective rights, such as the requirement of partner approval to sell, finance or refinance the property and to pay capital expenditures and operating expenditures outside of the approved budget or operating plan. In situations where the Company and its partner, among other things, (i) approve the annual budget, (ii) approve certain expenditures, (iii) prepare or review and approve the joint venture's tax return before filing, and (iv) approve each lease at a property, the Company does not consolidate the joint venture as the Company considers these to be substantive participation rights that result in shared power over the activities that most significantly impact the performance of the joint venture.

        The Financial Accounting Standards Board, or FASB, provides guidance for determining whether an entity is a VIE. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. A VIE is required to be consolidated by its primary beneficiary, which is the party that (i) has the power to control the activities that most significantly impact the VIE's economic performance and (ii) has the obligation to absorb losses, or the right to receive benefits, of the VIE that could potentially be significant to the VIE.

        Additionally, the Company assesses the accounting treatment for any interests pursuant to which the Company may have a variable interest as a lessor. Leases may contain certain protective rights, such as the right of sale and the receipt of certain escrow deposits. In situations where the Company does not have the power over tenant activities that most significantly impact the performance of the property, the Company would not consolidate tenant operations.

        The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting. All investments in the unconsolidated joint ventures have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support and, as a

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

group, the holders of the equity at risk have power through voting rights to direct the activities of these ventures. As a result, none of these joint ventures are VIEs. In addition, although the Company is the managing member in certain ventures, it does not exercise substantial operating control over these entities, and therefore the entities are not consolidated. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for their share of equity in earnings, cash contributions and distributions. None of the joint venture debt is recourse to the Company, subject to standard carve-outs.

        The Company has elected to follow the cumulative earnings approach when assessing, for the consolidated statement of cash flows, whether the distribution from the investee is a return of the investor's investment as compared to a return on its investment. The source of the cash generated by the investee to fund the distribution is not a factor in the analysis (that is, it does not matter whether the cash was generated through investee refinancing, sale of assets or operating results). Consequently, the investor only considers the relationship between the cash received from the investee to its equity in the undistributed earnings of the investee, on a cumulative basis, in assessing whether the distribution from the investee is a return on or return of its investment. Cash received from the unconsolidated entity is presumed to be a return on the investment to the extent that, on a cumulative basis, distributions received by the investor are less than its share of the equity in the undistributed earnings of the entity.

Use of Estimates

        The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

        Management believes that the estimates and assumptions that are most important to the portrayal of the Company's consolidated financial condition and results of operations, in that they require management's most difficult, subjective or complex judgments, form the basis of the accounting policies deemed to be most significant to the Company. These significant accounting policies relate to revenues and the value of the Company's real estate portfolio. Management believes its estimates and assumptions related to these significant accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on the Company's future consolidated financial condition or results of operations.

Revenue Recognition

        Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the non-cancelable term of the lease. In determining, in its judgment, that the unbilled rent receivable applicable to each specific property is collectible, management reviews unbilled rent receivables on a quarterly basis and takes into consideration the tenant's payment history and financial condition. Some of the leases provide for increases based on the Consumer Price Index and for additional contingent rental revenue in the form of percentage rents. The percentage rents are based upon the level of sales achieved by the lessee and are recognized once the required sales levels are reached.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Substantially all of the Company's properties are subject to long-term net leases under which the tenant is typically responsible to pay for real estate taxes, insurance and ordinary maintenance and repairs for the property directly to the vendor, and the Company is not the primary obligor with respect to such items. As a result, the revenue and expenses relating to these properties are recorded on a net basis. For certain properties, in addition to base rent, the tenants pay their share of real estate taxes and operating expenses to the Company. The income and expenses associated with these properties are generally recorded on a gross basis. For the years ended December 31, 2015, 2014 and 2013, the Company recorded reimbursements of expenses of $3,852,000, $2,561,000 and $1,694,000, respectively, which are reported as Tenant reimbursements in the accompanying consolidated statements of income.

        Gains or losses are recorded when the criteria under GAAP has been met.

Fair Value Measurements

        The Company measures the fair value of financial instruments based on the assumptions that market participants would use in pricing the asset or liability. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity's own assumptions about market participant assumptions. In accordance with the fair value hierarchy, Level 1 assets/liabilities are valued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other "observable" market inputs and Level 3 assets/liabilities are valued based on significant "unobservable" market inputs.

Purchase Accounting for Acquisition of Real Estate

        The Company records acquired real estate investments as business combinations when the real estate is occupied, at least in part, at acquisition. Costs directly related to the acquisition of such investments are expensed as incurred. Acquired real estate investments that do not meet the definition of a business combination are recorded at cost. Transaction costs incurred with asset acquisitions are capitalized. The Company allocates the purchase price of real estate among land, building, improvements and intangibles, such as the value of above, below and at-market leases, and origination costs associated with in-place leases at the acquisition date. The Company assesses the fair value of the lease intangibles based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are categorized as Level 3 in the fair value hierarchy. The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant. The value, as determined, is allocated to land, building and improvements based on management's determination of the relative fair values of these assets.

        In valuing an acquired property's intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods, such as real estate taxes, insurance, other operating expenses, and estimates of lost rental revenue during the expected lease-up periods

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

based on its evaluation of current market demand. Management also estimates costs to execute similar leases, including leasing commissions and tenant improvements.

        The values of acquired above-market and below-market leases are recorded based on the present values (using discount rates which reflect the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management's estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of the acquisitions. Such valuations include a consideration of the non-cancellable terms of the respective leases, as well as any applicable renewal period(s). The fair values associated with below-market rental renewal options are determined based on the Company's experience and the relevant facts and circumstances at the time of the acquisitions. The values of above-market leases are amortized as a reduction to rental income over the terms of the respective non-cancellable lease periods. The portion of the values of below-market leases are amortized as an increase to rental income over the terms of the respective non-cancellable lease periods. The portion of the values of the leases associated with below-market renewal options that management deemed are likely to be exercised by the tenant are amortized to rental income over such renewal periods. The value of other intangible assets (including leasing commissions and tenant improvements) is recorded to amortization expense over the remaining terms of the respective leases. If a lease were to be terminated prior to its contractual expiration date or not renewed, all unamortized amounts relating to that lease would be recognized in operations at that time. The estimated useful lives of intangible assets or liabilities generally range from one to 40 years.

Accounting for Long-Lived Assets and Impairment of Real Estate Owned

        The Company reviews its real estate portfolio on a quarterly basis to ascertain if there are any indicators of impairment to the value of any of its real estate assets, including deferred costs and intangibles, to determine if there is any need for an impairment charge. In reviewing the portfolio, the Company examines one or more of the following: the type of asset, the current financial statements or other available financial information of the tenant, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved, the timeliness of the payments made by the tenant under its lease, and any current communication with the tenant, including property inspection reports. For each real estate asset owned for which indicators of impairment exist, management performs a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset to its carrying amount. If the undiscounted cash flows are less than the asset's carrying amount, an impairment loss is recorded to the extent that the estimated fair value is less than the asset's carrying amount. The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property. The analysis includes an estimate of the future cash flows that are expected to result from the real estate investment's use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, the effects of leasing demand, competition and other factors. Real estate assets that are classified as held-for-sale are valued at the lower of carrying amount or the estimated fair value less costs to sell on an individual asset basis.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Properties Held-for-Sale

        Real estate investments are classified as properties held-for-sale when management determines that the investment meets the applicable criteria. Real estate investments which are held-for-sale are not depreciated.

Cash and Cash Equivalents

        All highly liquid investments with original maturities of three months or less when purchased are considered to be cash equivalents.

Escrow, Deposits and Other Assets and Receivables

        Escrow, deposits and other assets and receivables include $1,390,000 and $1,376,000 at December 31, 2015 and 2014, respectively, relating to real estate taxes, insurance and other escrows.

Allowance for Doubtful Accounts

        The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments. If the financial condition of a specific tenant were to deteriorate resulting in an impairment of its ability to make payments, additional allowances may be required. At December 31, 2015 and 2014, there was no balance in the allowance for doubtful accounts.

        The Company records bad debt expense as a reduction of rental income. For the year ended December 31, 2015, the Company incurred bad debt expense of $89,000 (see Note 5). For the years ended December 31, 2014 and 2013, the Company did not incur any bad debt expense.

Depreciation and Amortization

        Depreciation of buildings is computed on the straight-line method over an estimated useful life of 40 years. Depreciation of improvements is computed on the straight-line method over the lesser of the remaining lease term or the estimated useful life of the improvements. If the Company determines it is the owner of tenant improvements, the amounts funded to construct the tenant improvements are treated as a capital asset. Leasehold interest and the related ground lease payments are amortized over the initial lease term of the leasehold position. Depreciation expense, including amortization of a leasehold position, lease origination costs, and capitalized leasing commissions, and excluding depreciation expense included in discontinued operations (2013), amounted to $16,384,000, $14,662,000 and $11,919,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Deferred Financing Costs

        Mortgage and credit line costs are deferred and amortized on a straight-line basis over the terms of the respective debt obligations, which approximates the effective interest method. At December 31, 2015 and 2014, accumulated amortization of such costs was $4,628,000 and $4,379,000, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment in Available-For-Sale Securities

        The Company determines the classification of equity securities at the time of purchase and reassesses the classification at each reporting date. At December 31, 2015 all equity securities have been classified as available-for-sale and recorded at fair value. The fair value of the Company's equity investment in publicly-traded companies is determined based upon the closing trading price of the securities as of the balance sheet date and unrealized gains and losses on these securities are recorded as a separate component of stockholders' equity. Unrealized losses that are determined to be other-than-temporary are recognized in earnings.

        At December 31, 2015 and 2014, the total cumulative net unrealized gain of $27,000 and $24,000, respectively, on all investments in equity securities is reported as accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheets.

        Realized gains and losses are determined using the average cost method. During 2014 and 2013, sales proceeds and gross realized gains and losses on securities classified as available-for-sale were (amounts in thousands):

	2014		2013
Sales proceeds	$266		$19
Gross realized gains	134	(a)	6	(b)

(a)
Reported as Gain on sale—investment in BRT Realty Trust (related party) on the consolidated statement of income. (See Note 9.)

(b)
Resulting from the sale of other available-for-sale securities and is included in Other income on the consolidated statement of income.

        There were no sales of available-for-sale securities during 2015.

Income Taxes

        The Company is qualified as a real estate investment trust under the applicable provisions of the Internal Revenue Code. Under these provisions, the Company will not be subject to Federal, and generally, state and local income taxes, on amounts distributed to stockholders, provided it distributes at least 90% of its taxable income and meets certain other conditions. During the years ended December 31, 2015, 2014 and 2013, the Company recorded Federal excise tax expense of $174,000, $302,000 and $45,000, respectively, which is based on taxable income generated but not yet distributed.

        For 2015 and 2014, 67% and 26%, respectively, of the distributions were treated as capital gain distributions, with the balance treated as ordinary income.

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

December 31, 2015

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

valuation allowance as a substitute for derecognition of tax positions is prohibited. The Company has not identified any uncertain tax positions requiring accrual.

Concentration of Credit Risk

        The Company maintains cash accounts at various financial institutions. While the Company attempts to limit any financial exposure, substantially all of its deposit balances exceed federally insured limits. The Company has not experienced any losses on such accounts.

        The Company's properties are located in 31 states. The following chart lists the states where the Company's properties contributed over 10% to the Company's total revenues, excluding the lease termination fees in 2015 and 2014:

	Year Ended December 31,
	2015	2014	2013
Texas	11.6%	13.3%	13.0%
New York	8.9	9.5	11.0
New Jersey	3.2	9.5	10.7

        Excluding any lease termination fees, no tenant contributed over 10% to the Company's total revenues during the years ended December 31, 2015, 2014 and 2013.

Segment Reporting

        Substantially all of the Company's real estate assets, at acquisition, are comprised of real estate owned that is leased to tenants on a long-term basis. Therefore, the Company aggregates real estate assets for reporting purposes and operates in one reportable segment.

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

        The Company records all derivatives on the consolidated balance sheets at fair value. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivatives. In addition, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. These counterparties

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

are generally the larger financial institutions engaged in providing a variety of financial services. These institutions generally face similar risks regarding adverse changes in market and economic conditions including, but not limited to, fluctuations in interest rates, exchange rates, equity and commodity prices and credit spreads.

        The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows are considered cash flow hedges. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in accumulated other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged transaction becomes ineffective. For derivatives not designated as cash flow hedges, changes in the fair value of the derivative are recognized directly in earnings in the period in which the change occurs; however, the Company's policy is to not enter into such transactions.

Earnings Per Common Share

        Basic earnings per share was determined by dividing net income allocable to common stockholders for each year by the weighted average number of shares of common stock outstanding during the applicable year. Net income is also allocated to the unvested restricted stock outstanding during each year, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. Unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders, other than the holders of unvested restricted stock. The restricted stock units awarded under the Pay-for-Performance program are excluded from the basic earnings per share calculation, as these units are not participating securities (see Note 11).

        Diluted earnings per share reflects the potential dilution that could occur if securities or other rights exercisable for, or convertible into, common stock were exercised or converted or otherwise resulted in the issuance of common stock that shared in the earnings of the Company. For 2015, 2014 and 2013, the diluted weighted average number of shares of common stock includes 108,000, 100,000 and 100,000 shares, respectively (of an aggregate of 200,000 shares) of common stock underlying the restricted stock units awarded pursuant to the Pay-for-Performance Program. These amounts include 100,000 shares that would be issued pursuant to a metric based on the market price and dividends paid at the end of each quarterly period, assuming the end of that quarterly period was the end of the vesting period. Of the remaining 100,000 shares of common stock underlying the restricted stock units awarded under the Pay-for-Performance Program, 8,000 shares are included in the diluted weighted average in 2015 and none of such 100,000 shares are included in 2014 and 2013, as they did not meet the return on capital performance metric during such years.

        There were no options outstanding to purchase shares of common stock or other rights exercisable for, or convertible into, common stock in 2015, 2014 and 2013.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator for basic and diluted earnings per share:
Income from continuing operations	$21,907	$22,197	$17,409
Less net income attributable to non-controlling interests	(1,390)	(94)	(49)
Less earnings allocated to unvested restricted stock(a)	(852)	(722)	(667)

Income from continuing operations available for common stockholders	19,665	21,381	16,693
Discontinued operations	—	13	515

Net income available for common stockholders, basic and diluted	$19,665	$21,394	$17,208

Denominator for basic earnings per share:
Weighted average common shares	15,971	15,563	14,948
Effect of diluted securities:
Restricted stock units awarded under Pay-for-Performance program	108	100	100

Denominator for diluted earnings per share:
Weighted average shares	16,079	15,663	15,048

Earnings per common share, basic	$1.23	$1.37	$1.15

Earnings per common share, diluted	$1.22	$1.37	$1.14

Amounts attributable to One Liberty Properties, Inc. common stockholders, net of non-controlling interests:
Income from continuing operations	$20,517	$22,103	$17,360
Income from discontinued operations	—	13	515

Net income attributable to One Liberty Properties, Inc.	$20,517	$22,116	$17,875

(a)
Represents an allocation of distributed earnings to unvested restricted stock which, as participating securities, are entitled to receive dividends.

Reclassifications

        Certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current year's presentation.

New Accounting Pronouncements

        In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption is permitted. The new leases standard requires a modified retrospective transition approach

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

        In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company has not elected early adoption and is currently evaluating the new guidance to determine the impact, if any, it may have on its consolidated financial statements.

        In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest—Simplifying the Presentation of Debt Issuance Costs, which amends the balance sheet presentation for debt issuance costs. Under the amended guidance, a company will present unamortized debt issuance costs as a direct deduction from the carrying amount of that debt liability. The guidance is to be applied on a retrospective basis, and is effective for annual reporting periods beginning after December 15, 2015. The Company will adopt this guidance January 1, 2016. Adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

        In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities will be considered VIEs unless the limited partners hold substantive kick-out rights or participating rights. The guidance is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The Company has not elected early adoption and is currently evaluating the new guidance to determine the impact, if any, it may have on its consolidated financial statements.

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

        In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), which provides guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company has elected early adoption for the year ended December 31, 2015, and its adoption did not have any impact on its consolidated financial statements.

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

NOTE 3—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS

Real Estate Acquisitions

        The following charts detail the Company's acquisitions of real estate and an interest in a joint venture during 2015 and 2014 (amounts in thousands):

Description of Property	Date Acquired	Contract Purchase Price	Terms of Payment(a)	Third Party Real Estate Acquisition Costs(b)
Marston Park Plaza retail stores, Littleton, Colorado(c)	February 25, 2015	$17,485	Cash and $11,853 mortgage(d)	$184
Interline Brands distribution facility, Louisville, Kentucky	March 18, 2015	4,400	Cash and $2,640 mortgage(e)	48
Land—The Meadows Apartments, Lakemoor, Illinois(f)	March 24, 2015	9,300	All cash	—	(g)
Joint venture interest—Shopko retail store, Lincoln, Nebraska(h)	March 31, 2015	6,300	All cash(h)	12
Archway Roofing industrial facility, Louisville, Kentucky(i)	May 20, 2015	300	All cash	15
JCIM industrial facility, McCalla, Alabama	July 28, 2015	16,618	All cash	45
Fedex & CHEP USA distribution facility, Delport (St. Louis), Missouri	September 25, 2015	19,050	Cash and $12,383 mortgage(j)	81
Other costs(k)		—		64

Totals for 2015		$73,453		$449

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

NOTE 3—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

Description of Property	Date Acquired	Contract Purchase Price	Terms of Payment(a)	Third Party Real Estate Acquisition Costs(b)
Total Wine and More retail store, Greensboro, North Carolina	January 21, 2014	$2,971	All cash	$20
Chuck E Cheese restaurant, Indianapolis, Indiana	January 23, 2014	2,138	All cash	10
Savers Thrift Superstore, Highlands Ranch, Colorado	May 7, 2014	4,825	All cash	83
Hobby Lobby retail store, Woodbury, Minnesota	May 21, 2014	4,770	All cash	46
Land—River Crossing Apartments, Sandy Springs, Georgia(f)	June 4, 2014	6,510	All cash	—	(l)
Noxell Corporation industrial building, Joppa, Maryland(m)	June 26, 2014	11,650	All cash	—	(l)
Regal Cinemas theater, Indianapolis, Indiana	October 2, 2014	9,000	All cash	78
Vacant (former Pathmark supermarket), Philadelphia, Pennsylvania(n)	October 21, 2014	7,729	Cash and $4,635 mortgage(o)	162
Progressive Converting distribution facility, New Hope, Minnesota	November 21, 2014	7,200	All cash	38
Other(p)		—		42

Totals for 2014		$56,793		$479

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

(g)
Transaction costs aggregating $292 incurred with this asset acquisition were capitalized.

(h)
The Company purchased its unconsolidated joint venture partner's 50% interest for $6,300. The payment was comprised of (i) $2,636 paid directly to the partner and (ii) $3,664, substantially all of which was used to pay off the partner's 50% share of the underlying joint venture mortgage.

(i)
This property is adjacent to the Interline Brands distribution facility purchased in March 2015.

(j)
The new mortgage debt bears interest at 3.85% per annum and matures August 2024.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

NOTE 3—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

(k)
Costs incurred for properties purchased in 2014, potential acquisitions and transactions that were not consummated.

(l)
Transaction costs aggregating $303 incurred with these asset acquisitions were capitalized.

(m)
Represents 100% of the consolidated joint venture in which the Company has a 95% interest. The non-controlling interest contributed $306 for its 5% interest, which was equal to the fair value of such interest at the date of purchase. The Company also contributed $5,825 to the venture as senior preferred equity.

(n)
Represents 100% of the consolidated joint venture in which the Company has a 90% interest. The non-controlling interest contributed $333 for its 10% interest, which was equal to the fair value of such interest at the date of purchase. This property has been vacant since late September 2015. See Note 5.

(o)
The new mortgage debt bears interest at 3.89% per annum and matures November 2021.

(p)
Costs incurred for properties purchased in 2013 and transactions that were not consummated.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

NOTE 3—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

        The following charts detail the allocation of the purchase price for the Company's acquisitions of real estate and an interest in a joint venture during 2015 and 2014 (amounts in thousands):

				Intangible Lease
			Building Improvements
Description of Property	Land	Building		Asset	Liability	Total
Marston Park Plaza retail stores, Littleton, Colorado	$6,005	$10,109	$700	$1,493	$(822)	$17,485
Interline Brands distribution facility, Louisville, Kentucky	578	3,622	105	95	—	4,400
Land—The Meadows Apartments, Lakemoor, Illinois(a)	9,592	—	—	—	—	9,592
Joint venture interest—Shopko retail store, Lincoln, Nebraska(b)	3,768	11,262	570	922	(3,929)	12,593
Archway Roofing industrial facility, Louisville, Kentucky	51	221	9	19	—	300
JCIM industrial facility, McCalla, Alabama	1,588	14,503	179	470	(122)	16,618
FedEx & CHEP USA distribution facility, Delport (St. Louis), Missouri	3,728	12,456	550	2,777	(461)	19,050

Subtotals	25,310	52,173	2,113	5,776	(5,334)	80,038
Other(c)	12	19	—	—	(31)	—

Totals for 2015	$25,322	$52,192	$2,113	$5,776	$(5,365)	$80,038

Total Wine and More retail store, Greensboro, North Carolina	$1,046	$1,468	$83	$374	$—	$2,971
Chuck E Cheese restaurant, Indianapolis, Indiana	853	1,321	145	94	(275)	2,138
Savers Thrift Superstore, Highlands Ranch, Colorado	2,361	2,644	280	856	(1,316)	4,825
Hobby Lobby retail store, Woodbury, Minnesota	1,190	3,667	335	734	(1,156)	4,770
Land—River Crossing Apartments, Sandy Springs, Georgia(d)	6,516	—	—	—	—	6,516
Noxell Corporation industrial building, Joppa, Maryland(e)	3,805	7,991	151	—	—	11,947
Regal Cinemas theater, Indianapolis, Indiana	3,087	5,000	225	1,575	(887)	9,000
Vacant (former Pathmark supermarket), Philadelphia, Pennsylvania	1,793	5,396	244	440	(144)	7,729
Progressive Converting distribution facility, New Hope, Minnesota	881	6,033	30	757	(501)	7,200

Subtotals	21,532	33,520	1,493	4,830	(4,279)	57,096
Other(f)	74	70	18	(59)	(97)	6

Totals for 2014	$21,606	$33,590	$1,511	$4,771	$(4,376)	$57,102

(a)
Includes capitalized transaction costs of $292 incurred with this asset acquisition.

(b)
Fair value of the assets previously owned by an unconsolidated joint venture of the Company. The Company owns 100% of this property as a result of its purchase of its partner's 50% interest on March 31, 2015.

(c)
Adjustments to finalize the purchase price allocation relating to a property purchased in October 2014.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

NOTE 3—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

(d)
Includes capitalized transaction costs of $6 incurred with this asset acquisition.

(e)
Includes capitalized transaction costs of $297 incurred with this asset acquisition.

(f)
Adjustments to finalize the purchase price allocations relating to properties purchased in 2013.

        With the exception of the Littleton, Colorado and the Delport, Missouri properties, the properties purchased by the Company during the year ended December 31, 2015 are each net leased and occupied by a single tenant pursuant to leases that expire between 2017 through 2032. The Littleton, Colorado property has 29 retail tenant spaces and, at December 31, 2015, is 92.0% occupied with leases expiring between 2017 and 2032. The Delport, Missouri property has two industrial tenant spaces and, at December 31, 2015, is 100% occupied with leases expiring in 2022 and 2024.

        Other than the Joppa, Maryland and Philadelphia, Pennsylvania properties, all of the properties purchased in 2014 are net leased by a single tenant pursuant to a lease that expires between 2017 through 2027. The lease of the tenant at the Joppa, Maryland property expired on December 31, 2015 and the property was subsequently leased to a new tenant in January 2016. See Note 5 regarding the former Pathmark property in Philadelphia, Pennsylvania where Pathmark filed for Chapter 11 bankruptcy protection, rejected the lease, and in late September 2015, vacated the property.

        As a result of the Company's purchase on March 31, 2015 of its partner's 50% interest in an unconsolidated joint venture that owns a property in Lincoln, Nebraska, the Company obtained a controlling financial interest. In accordance with U.S. GAAP, the Company had presented the investee in accordance with the equity method for the periods prior to gaining control and ceased the equity method of accounting and consolidated the investment at March 31, 2015, the date on which 100% control was obtained. In consolidating the investment, the Company recorded a purchase price fair value adjustment of $960,000 on the consolidated statement of income, representing the difference between the book value of its preexisting equity investment on the March 31, 2015 purchase date and the fair value of the net assets acquired.

        As a result of the 2015 and 2014 purchases, including adjustments in 2014 to finalize certain 2013 purchases, the Company recorded intangible lease assets of $5,776,000 and $4,771,000, respectively, and intangible lease liabilities of $5,365,000 and $4,376,000, respectively, representing the value of the origination costs and acquired leases. As of December 31, 2015, the weighted average amortization period for the 2015 and 2014 acquisitions is 6.8 years and 9.3 years, respectively, for the intangible lease assets, and 6.4 years and 9.1 years for the intangible lease liabilities, respectively.

        At December 31, 2015 and 2014, accumulated amortization of intangible lease assets was $12,392,000 and $9,170,000, respectively, and accumulated amortization of intangible lease liabilities was $5,091,000 and $3,928,000, respectively.

        For the years ended December 31, 2015, 2014 and 2013, the Company recognized net rental income of $723,000, $267,000 and $160,000, respectively, for the amortization of the above/below market leases. For the years ended December 31, 2015, 2014 and 2013, the Company recognized amortization expense of $3,467,000, $2,430,000 and $1,647,000, respectively, relating to the amortization of the origination costs, which is included in Depreciation and amortization expense.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

NOTE 3—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

        The unamortized balance of intangible lease assets as a result of acquired above market leases at December 31, 2015 will be deducted from rental income through 2032 as follows (amounts in thousands):

2016	$569
2017	520
2018	445
2019	369
2020	352
Thereafter	1,571

Total	$3,826

        The unamortized balance of intangible lease liabilities as a result of acquired below market leases at December 31, 2015 will be added to rental income through 2055 as follows (amounts in thousands):

2016	$1,220
2017	1,223
2018	1,259
2019	1,289
2020	1,268
Thereafter	8,262

Total	$14,521

        The unamortized balance of origination costs associated with in-place leases at December 31, 2015 will be charged to amortization expense through 2055 as follows (amounts in thousands):

2016	$3,125
2017	2,999
2018	2,799
2019	2,621
2020	2,567
Thereafter	11,041

Total	$25,152

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

NOTE 3—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

Minimum Future Rents

        The minimum future contractual rents (without taking into consideration straight-line rent or amortization of intangibles) to be received over the next five years and thereafter on non-cancellable operating leases in effect at December 31, 2015 are as follows (amounts in thousands):

2016	$56,883
2017	54,011
2018	51,743
2019	48,342
2020	46,255
Thereafter	186,250

Total	$443,484

        The rental properties owned at December 31, 2015 are leased under operating leases with current expirations ranging from 2016 to 2033, with certain tenant renewal rights. Substantially all lease agreements are net lease arrangements which require the tenant to pay rent and substantially all the expenses of the leased property including maintenance, taxes, utilities and insurance. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. Certain lease agreements provide for periodic rental increases and others provide for increases based on the Consumer Price Index.

Unbilled Rent Receivable

        At December 31, 2015 and 2014, the Company's unbilled rent receivables aggregating $13,577,000 and $12,815,000, respectively, represent rent reported on a straight-line basis in excess of rental payments required under the respective leases. The unbilled rent receivable is to be billed and received pursuant to the lease terms during the next 18 years.

        During the years ended December 31, 2015 and 2014, the Company wrote off $120,000 and $2,417,000, respectively, of unbilled straight-line rent receivable related to the New Jersey properties sold during such years, which reduced the gain on sale reported on the consolidated statements of income (see Note 4).

        During the years ended December 31, 2015 and 2014, the Company wrote off $477,000 and $79,000, respectively, of unbilled straight-line rent receivable related to lease termination fees (see Note 7). During the year ended December 31, 2015, the Company wrote off $89,000 of unbilled straight-line rent receivable related to the Philadelphia property (see Note 5).

NOTE 4—SALE AND DISPOSAL OF PROPERTIES, DISCONTINUED OPERATIONS AND IMPAIRMENT

Sales of Properties

        On January 13, 2015, a consolidated joint venture of the Company sold a property located in Cherry Hill, New Jersey for $16,025,000, net of closing costs. The sale resulted in a gain of $5,392,000,

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

NOTE 4—SALE AND DISPOSAL OF PROPERTIES, DISCONTINUED OPERATIONS AND IMPAIRMENT (Continued)

recorded as Gain on sale of real estate, net, for the year ended December 31, 2015. In connection with the sale, the Company paid off the $7,376,000 mortgage balance on this property and incurred a $472,000 swap termination fee (included in Prepayment costs on debt) and a $249,000 write-off of deferred financing costs (included in Amortization and write-off of deferred financing costs). The non-controlling interest's share of income from the transaction is $1,320,000 and is included in net income attributable to non-controlling interests. At December 31, 2014, the Company classified the net book value of the property's land, building and building improvements of $10,176,000 as Properties held-for-sale and the unbilled rent receivable of $120,000 related to this property is included in Unbilled rent receivable in the accompanying consolidated balance sheet.

        On October 15, 2014, the Company sold a property located in Parsippany, New Jersey for $38,611,000, net of closing costs, and the write-off of unbilled rent receivable, resulting in a gain of $10,180,000, which is recorded as Gain on sale of real estate, net, for the year ended December 31, 2014. In connection with the sale, the Company paid off the $13,417,000 mortgage on this property. Additionally, the Company incurred a $1,581,000 mortgage prepayment charge, which is recorded as Prepayment costs on debt for the year ended December 31, 2014.

        On February 3, 2014, the Company sold two properties located in Michigan for a total sales price of $5,177,000, net of closing costs. At December 31, 2013, the Company recorded a $61,700 impairment loss representing the loss on the sale of these properties.

Discontinued Operations

        As of January 1, 2014, the Company adopted ASU 2014-08 which raises the threshold for disposals to qualify as discontinued operations. Accordingly, the properties sold in January 2015 and October 2014 are not considered discontinued operations. The following summarizes the components of income from discontinued operations which includes the two properties sold in February 2014 (amounts in thousands):

	Year Ended December 31,
	2014	2013
Rental income	$141	$973

Depreciation and amortization	—	125
Real estate expenses	17	12
Interest expense	111	259

Total expenses	128	396

Income from operations	13	577
Impairment loss	—	(62)

Income from discontinued operations	$13	$515

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

NOTE 4—SALE AND DISPOSAL OF PROPERTIES, DISCONTINUED OPERATIONS AND IMPAIRMENT (Continued)

Properties Held-for-Sale

        During 2015, the Company entered into a contract to sell a portfolio of eight retail properties located in Louisiana and Mississippi, which were sold on February 1, 2016 for a total sales price of $13,750,000. At December 31, 2015, the Company classified the $12,259,000 net book value of the properties' land and buildings as Properties held-for-sale and the unbilled rent receivable of $712,000 related to these properties is included in Unbilled rent receivable in the accompanying consolidated balance sheet. The sale resulted in a gain of approximately $785,000, which will be included in Gain on sale of real estate, net for the three months ending March 31, 2016. In connection with the sale, the Company paid off the $7,800,000 mortgage balance on these properties and incurred a $380,000 expense for the early termination of the mortgage which will be reported as Prepayment costs on debt in the three months ended March 31, 2016.

Impairment of Property

        During the year ended December 31, 2014, the Company determined there were indicators of impairment at its property located in Morrow, Georgia. The tenant did not renew the lease which expired October 31, 2014, efforts to re-let the property were unsuccessful and the non-recourse mortgage on the property matured on November 1, 2014. Management determined that the undiscounted cash flows in the test for recoverability were less than the property's carrying amount, and that the fair value of the property was less than its carrying amount. Accordingly, the Company recorded an impairment loss of $1,093,000 which is included in the accompanying consolidated statement of income for the year ended December 31, 2014. The property was acquired by the mortgagee on January 6, 2015 through a foreclosure proceeding. At December 31, 2014, the adjusted net book value of the property was $1,470,000.

NOTE 5—VARIABLE INTEREST ENTITIES, CONTINGENT LIABILITIES AND CONSOLIDATED JOINT VENTURES

Variable Interest Entities—Ground Leases

        In June 2014, the Company purchased land for $6,510,000 in Sandy Springs, Georgia, improved with a 196 unit apartment complex, and in March 2015, the Company purchased land for $9,300,000 in Lakemoor, Illinois, improved with a 496 unit apartment complex. With each purchase, the Company simultaneously entered into a triple net ground lease with the owner/operator of the applicable complex.

        The Company determined that it has a variable interest through its ground leases and the owner/operators are VIEs because their equity investment at risk is insufficient to finance its activities without additional subordinated financial support. Simultaneously with the closing of each acquisition, the owner/operator obtained a mortgage from a third party ($16,230,000 for Sandy Springs and $43,824,000 for Lakemoor) which, together with the Company's purchase of the land, provided substantially all of the aggregate funds to acquire the complex. The Company provided its land as collateral for the respective owner/operator's mortgage loans; accordingly, each land position is subordinated to the

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

NOTE 5—VARIABLE INTEREST ENTITIES, CONTINGENT LIABILITIES AND CONSOLIDATED JOINT VENTURES (Continued)

applicable mortgage. Other than as described above, no other financial support has been provided by the Company.

        The Company further determined that for each acquisition it is not the primary beneficiary because the Company does not have the power to direct the activities that most significantly impact the owner/operator's economic performance, such as management, operational budgets and other rights, including leasing of the units, and therefore, does not consolidate the VIEs for financial statement purposes. Accordingly, the Company accounts for these investments as land and the revenues from the ground leases as Rental income, net. Such rental income amounted to $1,280,000 and $531,000 for the years ended December 31, 2015 and 2014, respectively.

        The following is a summary of the Company's variable interests in identified VIEs, in which it is not the primary beneficiary, and the aggregate carrying amount and maximum exposure to loss at December 31, 2015 (amounts in thousands):

Property	Type of Exposure	Carrying Amount and Maximum Exposure to Loss
River Crossing Apartments, Sandy Springs, Georgia	Land	$6,528
	Unbilled rent receivable	7
The Meadows Apartments, Lakemoor, Illinois	Land	9,592
	Unbilled rent receivable	10

Total		$16,137

        Pursuant to the terms of the ground lease for the property in Sandy Springs, Georgia, the owner/operator is obligated to make certain unit renovations as and when units become vacant. Cash reserves totaling $1,894,000 were received by the Company in conjunction with the purchase of the property in June 2014 to cover such renovation work and other reserve requirements. An additional $118,000 and $3,000 of reserves was received by the Company during the years ended December 31, 2015 and 2014, respectively. These cash reserves are held by the Company and disbursed once the renovations have been completed. For the years ended December 31, 2015 and 2014, the Company disbursed approximately $651,000 and $290,000, respectively, for renovation costs to the owner/operator. The cash reserve balance at December 31, 2015 and 2014 was $1,074,000 and $1,607,000, respectively, and is classified as Restricted cash on the consolidated balance sheets.

Consolidated Variable Interest Entity

        In June 2014, a joint venture in which the Company has a 95% equity interest and a senior preferred equity interest, acquired a property located in Joppa, Maryland. The Company determined that this joint venture is a VIE, as the Company's voting rights are not proportional to its economic interests, substantially all of the joint venture's activities are conducted on behalf of the Company and it is the primary beneficiary of the VIE as it has the power to direct the activities that most significantly impact the joint venture's performance including management, approval of expenditures,

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

NOTE 5—VARIABLE INTEREST ENTITIES, CONTINGENT LIABILITIES AND CONSOLIDATED JOINT VENTURES (Continued)

and the obligation to absorb the losses or rights to receive benefits. Accordingly, the Company consolidates the operations of this joint venture for financial statement purposes. The joint venture's creditors do not have recourse to the assets of the Company other than those held by the joint venture.

        The following is a summary of the carrying amounts and classification in the Company's consolidated balance sheets of the VIE's accounts, none of which are restricted (amounts in thousands):

	December 31,
	2015	2014
Land	$3,815	$3,805
Building and improvements, net of depreciation of $328 and $17, respectively	7,856	8,069
Cash	1,021	527
Prepaid expenses and receivables	23	42
Accrued expenses and other liabilities	64	152
Non-controlling interest in joint venture	328	312

Non-VIE Consolidated Joint Ventures

        With respect to six of the consolidated joint ventures in which the Company has between an 85% to 95% interest, the Company has determined that (i) such ventures are not VIEs and (ii) the Company exercises substantial operating control and accordingly, such ventures are consolidated for financial statement purposes.

        MCB Real Estate, LLC and its affiliates ("MCB") are the Company's joint venture partner in five consolidated joint ventures (including the Joppa, Maryland VIE). At December 31, 2015, the Company has aggregate equity investments of approximately $19,238,000 in such ventures.

        A joint venture with MCB, in which the Company's equity investment is $2,935,000, owns a property that was operated as a Pathmark supermarket in Philadelphia, Pennsylvania. In July 2015, this tenant filed for Chapter 11 bankruptcy protection, rejected the lease, and in late September 2015, vacated the property. As a result, the Company wrote off (i) $89,000 of straight-line rent and $124,000 of intangible lease liabilities, the net effect of which was an increase in Rental income of $35,000, and (ii) $380,000 of tenant origination costs, which is included in Depreciation and amortization expense. This tenant accounted for approximately 0.9% and 0.3% of the Company's rental income for the years ended December 31, 2015 and 2014, respectively. At December 31, 2015, the mortgage debt on such property is $4,500,000. The Company has determined that no impairment charge is required currently with respect to this property.

Distributions by Consolidated Joint Ventures

        Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and may not be pro rata to the equity interest each partner has in the applicable venture.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

NOTE 6—INVESTMENT IN UNCONSOLIDATED JOINT VENTURES AND SALES OF JOINT VENTURE PROPERTIES

        On March 31, 2015, the Company purchased its partner's 50% interest in an unconsolidated joint venture for $6,300,000 (see Note 3).

        In June 2015, the Company entered into a joint venture in which it has a 50% interest, with MCB and an affiliate of The Hampshire Companies. The joint venture purchased a retail center located in Manahawkin, New Jersey for approximately $43,500,000, before closing costs. The purchase was financed with $26,100,000 of new mortgage debt which bears an annual fixed interest rate of 4% and matures in 2025. At December 31, 2015, the Company's equity investment in the joint venture is $8,813,000.

        At December 31, 2015 and 2014, the Company's five unconsolidated joint ventures each owned and operated one property. The Company's equity investment in such unconsolidated joint ventures at such dates totaled $11,350,000 and $4,907,000, respectively. In addition to the $2,807,000 gain on the sale of a tenant-in-common property in 2013, the Company recorded equity in earnings of $412,000, $533,000 and $651,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

        In April 2013, the Company sold its 90% equity interest in a joint venture and recorded a gain of $1,898,000, which is included in the accompanying consolidated statement of income for the year ended December 31, 2013.

NOTE 7—LEASE TERMINATION FEE INCOME

        In November, October and March 2015, the Company received lease termination fees of $950,000, $1,286,000 and $650,000, respectively, from retail and industrial tenants in lease buy-out transactions. In connection with the receipt of these fees, the Company wrote-off an aggregate of $530,000 as offsets to rental income, representing the entire balance of the unbilled rent receivables and the intangible lease asset related to these tenants. The Company re-leased substantially all of such spaces simultaneously with the termination of the leases.

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

NOTE 8—DEBT OBLIGATIONS

Mortgages Payable

        At December 31, 2015, there were 65 outstanding mortgages payable, all of which are secured by first liens on individual real estate investments with an aggregate carrying value of $510,717,000 before accumulated depreciation of $61,079,000. After giving effect to the interest rate swap agreements (see Note 9), the mortgage payments bear interest at fixed rates ranging from 3.13% to 7.81%, and mature between 2016 and 2037. The weighted average interest rate on all mortgage debt was 4.72% and 5.02% at December 31, 2015 and 2014, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

NOTE 8—DEBT OBLIGATIONS (Continued)

        Scheduled principal repayments during the next five years and thereafter are as follows (amounts in thousands):

Year Ending December 31,
2016	$31,146	(a)(b)
2017	31,005	(a)
2018	19,099
2019	17,398
2020	12,987
Thereafter	222,793

Total	$334,428

(a)
Includes $176 and $7,638 in 2016 and 2017, respectively, related to a mortgage loan on a portfolio of eight properties that was sold on February 1, 2016.

(b)
Does not give effect to the Company's pay off (i) during February through March 2016 of $8,553 of such debt with a weighted average interest rate of 5.3%, and (ii) in March 2016 of $12,200 of such debt with a 6.1% interest rate with new debt refinancing of $18 million with a 3.38% interest rate and maturing in 2028.

Line of Credit

        On December 31, 2014, the Company entered into an amendment of its $75,000,000 credit facility with Manufacturers & Traders Trust Company, VNB New York, LLC, Bank Leumi USA and Israel Discount Bank of New York, which, among other things, extended the facility's maturity to December 31, 2018, decreased the minimum required average outstanding deposit balances to $3,000,000 and eliminated the 4.75% interest rate floor. Under the amendment, the interest rate equals the one month LIBOR rate plus an applicable margin which ranges from 175 basis points to 300 basis points, depending on the ratio of the Company's total debt to total value, as determined pursuant to the facility. An unused facility fee of .25% per annum applies to the facility. For 2015, the average interest rate on the facility was approximately 1.95%. Prior to the amendment, the interest rate was 4.75% per annum. In connection with the amendment, the Company incurred a $562,500 commitment fee which is being amortized over the remaining term of the facility. At December 31, 2015 and March 9, 2016, there were outstanding balances of $18,250,000 and $18,550,000, respectively, under the facility.

        The credit facility includes certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, minimum tangible net worth, minimum debt service coverage, minimum amount of fixed charge coverage, maximum amount of debt to value, minimum level of net income, certain investment limitations and minimum value of unencumbered properties and the number of such properties. The Company was in compliance with all covenants at December 31, 2015.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

NOTE 8—DEBT OBLIGATIONS (Continued)

        The facility is guaranteed by subsidiaries of the Company that own unencumbered properties and the Company pledged to the lenders the equity interests in the Company's subsidiaries. The facility is available for the acquisition of commercial real estate, repayment of mortgage debt, property improvements and general working capital purposes; provided, that if used for property improvements and working capital purposes, the amount outstanding for such purposes will not exceed the lesser of $15,000,000 and 15% of the borrowing base and if used for working capital purposes, will not exceed $10,000,000. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under the credit facility.

NOTE 9—FAIR VALUE MEASUREMENTS

        The carrying amounts of cash and cash equivalents, restricted cash, escrow, deposits and other assets and receivables (excluding available-for-sale securities), dividends payable, and accrued expenses and other liabilities (excluding interest rate swaps), are not measured at fair value on a recurring basis, but are considered to be recorded at amounts that approximate fair value.

        At December 31, 2015, the $346,614,000 estimated fair value of the Company's mortgages payable is more than their carrying value by approximately $12,186,000, assuming a blended market interest rate of 4.07% based on the 8.9 year weighted average remaining term of the mortgages. At December 31, 2014, the $300,541,000 estimated fair value of the Company's mortgages payable is more than their carrying value by approximately $8,492,000, assuming a blended market interest rate of 4.5% based on the 9.1 year weighted average remaining term of the mortgages.

        At December 31, 2015 and 2014, the $18,250,000 and $13,250,000, respectively, carrying amount of the Company's line of credit approximates its fair value.

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

December 31, 2015

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

Fair Value on a Recurring Basis

        The fair value of the Company's available-for-sale securities and derivative financial instruments was determined using the following inputs (amounts in thousands):

			Fair Value Measurements on a Recurring Basis
	As of December 31,	Carrying and Fair Value
			Level 1	Level 2
Financial assets:
Available-for-sale securities:
Equity securities	2015	$32	$32	$—
	2014	29	29	—
Derivative financial instruments:
Interest rate swaps	2015	$—	$—	$—
	2014	27	—	27
Financial liabilities:
Derivative financial instruments:
Interest rate swaps	2015	$4,299	$—	$4,299
	2014	3,139	—	3,139

        The Company does not currently own any financial instruments that are classified as Level 3.

Available-for-sale securities

        At December 31, 2015 and 2014, the Company's available-for-sale securities included a $32,000 and $29,000, respectively, investment in equity securities (included in other assets on the consolidated balance sheets). The aggregate cost of these securities was $5,300 and the unrealized gain was $27,000 and $24,000 at December 31, 2015 and 2014, respectively. Such unrealized gains were included in accumulated other comprehensive loss on the consolidated balance sheets. Fair values are approximated based on current market quotes from financial sources that track such securities.

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

Derivative financial instruments

        Fair values are approximated using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

        Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty. As of December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

        As of December 31, 2015, the Company had entered into 24 interest rate derivatives, all of which were interest rate swaps, related to 24 outstanding mortgage loans with an aggregate $116,668,000 notional amount and mature between 2016 and 2027 (weighted average maturity of 7.3 years). Such interest rate swaps, all of which were designated as cash flow hedges, converted LIBOR based variable rate mortgages to fixed annual rate mortgages (with interest rates ranging from 3.55% to 5.75% and a weighted average interest rate of 4.44% at December 31, 2015). The fair value of the Company's derivatives designated as hedging instruments in asset and liability positions reflected as other assets or other liabilities on the consolidated balance sheets were $0 and $4,299,000, respectively, at December 31, 2015, and $27,000 and $3,139,000, respectively, at December 31, 2014.

        Three of the Company's unconsolidated joint ventures, in which wholly-owned subsidiaries of the Company are 50% partners, had two interest rate derivatives outstanding at December 31, 2015 with an aggregate $10,991,000 notional amount. These interest rate swaps, which were designated as cash flow hedges, have interest rates of 3.49% and 5.81% and mature in 2022 and 2018, respectively.

        The following table presents the effect of the Company's derivative financial instruments on the consolidated statement of income for the periods presented (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
One Liberty Properties Inc. and Consolidated Subsidiaries
Amount of loss recognized on derivatives in Other comprehensive loss	$(3,722)	$(4,453)	$(1)
Amount of loss reclassification from Accumulated other comprehensive loss into Interest expense	(2,554)	(1,810)	(962)
Unconsolidated Joint Ventures (Company's share)
Amount of (loss) gain recognized on derivatives in Other comprehensive loss	$(109)	$(32)	$21
Amount of loss reclassification from Accumulated other comprehensive loss into Equity in earnings of unconsolidated joint ventures	(108)	(55)	(55)

        No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company's cash flow hedges for the three years ended December 31, 2015, 2014 and 2013. During the twelve months ending December 31, 2016, the Company estimates an additional $1,892,000 will be reclassified from other comprehensive income (loss) as an increase to interest expense.

        The derivative agreements in effect at December 31, 2015 provide that if the wholly owned subsidiary of the Company which is a party to the agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary's derivative

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

obligation. In addition, the Company is a party to one of the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, the Company could be held liable for interest rate swap breakage losses, if any. During the year ended December 31, 2015, the Company terminated one of its interest rate swaps, in connection with the sale of its Cherry Hill, New Jersey property, and accelerated the reclassification of amounts in other comprehensive loss to earnings as a result of the hedged forecasted transactions being terminated. The accelerated amount was a loss of $472,000 and is included in Prepayment costs on debt on the Company's consolidated statement of income for the year ended December 31, 2015.

        As of December 31, 2015, the fair value of the derivatives in the liability position, including accrued interest and excluding any adjustments for nonperformance risk, was approximately $4,641,000. In the unlikely event that the Company breaches any of the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $4,641,000. This termination liability value, net of $342,000 adjustments for accrued interest and nonperformance risk, or $4,299,000, is included in Accrued expenses and other liabilities on the consolidated balance sheet at December 31, 2015.

Fair Value on a Non-Recurring Basis

        Non-financial assets measured at fair value on a non-recurring basis in the consolidated financial statements consists of a property located in Morrow, Georgia for which the Company recorded an impairment loss of $1,093,000 for the year ended December 31, 2014 (as disclosed in Note 4). The Company measured the fair value of the property using a sales comparison approach and included comparable sales and listings in the identified market adjusted for the subject property. Such inputs were determined to be Level 3 inputs in the fair value hierarchy. Significant unobservable inputs used in the fair value measurement include price per square foot rates, which range from $25 to $33 per square foot. The Company's internally prepared valuation was reviewed and approved by management.

NOTE 10—RELATED PARTY TRANSACTIONS

        At December 31, 2015 and 2014, Gould Investors L.P. ("Gould"), a related party, owned 1,785,976 and 1,704,765 shares of the outstanding common stock of the Company, or approximately 10.6% and 10.5%, respectively. During 2015 and 2014, Gould purchased 81,211 and 106,761 shares, respectively, of the Company's stock through the Company's dividend reinvestment plan, and in 2014, Gould purchased 700 shares of the Company's stock in the open market.

        Pursuant to the compensation and services agreement the Company entered into in 2007 with Majestic Property Management Corp. ("Majestic"), a company wholly-owned by the Company's Vice Chairman and in which certain of the Company's executive officers are officers and from which they receive compensation, the Company pays an annual fee to Majestic and Majestic provides the Company with the services of all affiliated executive, administrative, legal, accounting, clerical and property management personnel, as well as property acquisition, sale and lease consulting and brokerage services, consulting services in respect to mortgage financings and construction supervisory services. The Company does not incur any fees or expenses for such services except for the annual fees described below.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

NOTE 10—RELATED PARTY TRANSACTIONS (Continued)

        In consideration for providing to the Company the services described above, the Company, pursuant to the compensation and services agreement, paid Majestic a fee of $2,339,000 in 2015, $2,669,000 in 2014 and $2,725,000 in 2013. Effective July 1, 2014, certain employees of affiliated companies performing services pursuant to the compensation and services agreement are paid directly by the Company for services performed on the Company's behalf. Accordingly, the 2015 and 2014 fees were reduced to give effect to this adjustment. In 2015, $892,500, in 2014, $850,000, and in 2013, $600,000, of property management costs included in these fees was allocated to real estate expenses. Majestic credits against the fees due to it under the compensation and services agreement any management or other fees received by it from any joint venture in which the Company is a joint venture partner. The compensation and services agreement also provides for an additional payment to Majestic of $196,000 in 2015, $186,000 in 2014 and $175,000 in 2013 for the Company's share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies. The fee the Company pays Majestic is negotiated each year by the Company and Majestic, and is approved by the Company's audit committee and independent directors.

        Effective January 1, 2016, the property management fee portion of the compensation and services agreement will be paid based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively. The Company will not pay Majestic property management fees with respect to properties managed by third parties.

        Executive officers and others providing services under the compensation and services agreement were awarded shares of restricted stock and restricted stock units under the Company's stock incentive plans (described in Note 11). The costs of the plans charged to the Company's operations applicable to the executive officers and others providing services under the compensation and services agreement amounted to $1,245,000, $1,045,000 and $867,000 in 2015, 2014 and 2013, respectively.

        In addition to its share of rent included in the payment to Majestic of $196,000 in 2015, $186,000 in 2014 and $175,000 in 2013, the Company leased additional space in the same building, and paid a subsidiary of Gould, an annual rent of $7,000 in 2015, $42,000 in 2014, and $41,000 in 2013. In February 2015, the Gould subsidiary sold this building to an unrelated party and all subsequent lease payments have been made to the purchaser.

        The Company also paid fees of $262,500 and $105,000 in 2015, and $250,000 and $100,000 in each of 2014 and 2013, to the Company's chairman and vice-chairman, respectively.

        Except for $892,500 in 2015, $850,000 in 2014 and $600,000 in 2013 of real estate expenses described above, the fees paid under the compensation and services agreement, the costs of the stock incentive plans, the rent expense and the chairman and vice-chairman fees are included in General and administrative expense in the Company's consolidated statements of income for the years ended December 31, 2015, 2014 and 2013.

        The Company obtains its property insurance in conjunction with Gould and reimburses Gould annually for the Company's insurance cost related to its properties. Amounts reimbursed to Gould were $520,000, $400,000 and $359,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Included in real estate expenses in the Company's consolidated statements of income is

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

NOTE 10—RELATED PARTY TRANSACTIONS (Continued)

insurance expense of $339,000, $250,000 and $178,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

        During the year ended December 31, 2015, the Company received a $131,000 financing fee for obtaining the mortgage debt for the unconsolidated joint venture that acquired the Manahawkin, New Jersey property (see Note 6). Fifty percent of this income is included in Other income on the consolidated statement of income and the balance is recorded as a reduction to Investment in unconsolidated joint ventures on the consolidated balance sheet. The joint venture also paid fees aggregating $409,000 to the other partners of the venture, of which $205,000 reduced Equity in earnings of unconsolidated joint ventures on the consolidated statement of income for the year ended December 31, 2015.

        During the years ended December 31, 2015, 2014 and 2013, the Company paid an aggregate of $198,000, $262,000 and $107,000, respectively, to its joint venture partners or their affiliates for property management and acquisition fees, of which $117,000 was included in Land and building on the consolidated balance sheets as of December 31, 2015 and 2014 and the balance was included in Real estate expenses and Real estate acquisition costs on the consolidated statements of income.

NOTE 11—STOCKHOLDERS' EQUITY

Stock Based Compensation

        The Company's 2012 Incentive Plan, approved by the Company's stockholders in June 2012, permits the Company to grant, among other things, stock options, restricted stock, restricted stock units, performance share awards and any one or more of the foregoing to its employees, officers, directors and consultants. A maximum of 600,000 shares of the Company's common stock is authorized for issuance pursuant to this plan, of which 358,475 shares of restricted stock are outstanding at December 31, 2015. An aggregate of 380,280 shares of restricted stock and restricted stock units outstanding under the Company's 2009 Equity Incentive Plan have not yet vested and no additional awards may be granted under this plan.

        The restricted stock grants are charged to general and administrative expense over the respective vesting periods based on the market value of the common stock on the grant date. All unvested restricted stock awards provide for vesting upon the fifth anniversary of the date of grant, and under certain circumstances may vest earlier. For accounting purposes, the restricted stock is not included in the shares shown as outstanding on the consolidated balance sheets until they vest; however, dividends are paid on the unvested shares.

        On September 14, 2010, the Board of Directors approved a Pay-for-Performance Program under the Company's 2009 Incentive Plan and awarded 200,000 performance share awards in the form of restricted stock units (the "Units"), half of which were awarded to full time employees of the Company. The other half were awarded to part time officers of the Company who are compensated through the compensation and services agreement, some of whom are also officers of Majestic. The holders of Units are not entitled to dividends or to vote the underlying shares until the Units vest and shares are issued. Accordingly, for financial statement purposes, the shares underlying the Units are not included in the shares shown as outstanding on the consolidated balance sheets. If the defined performance criteria are satisfied in full at June 30, 2017, one share of the Company's common stock

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

NOTE 11—STOCKHOLDERS' EQUITY (Continued)

will vest and be issued for each Unit outstanding and a pro-rata portion of the Units will vest and be issued if the performance criteria fall between defined ranges. In the event that the performance criteria are not satisfied in whole or in part at June 30, 2017, the unvested Units will be forfeited and no shares of the Company's common stock will be issued for those Units. For the awards which vest based on total stockholder return, a third party appraiser prepared a Monte Carlo simulation pricing model to determine the fair value. For the awards which vest based on return on capital, the fair value is based on the market value on the date of grant. Expense is not recognized on the Units which the Company does not expect to vest as a result of service conditions or the Company's performance expectations. The average grant price for each of the 200,000 Units granted is $11.74. The total amount recorded as deferred compensation is $822,000 and is being charged to General and administrative expense over the approximate seven year vesting period. The deferred compensation expense to be recognized is net of certain forfeiture and performance assumptions (which are re-evaluated quarterly). No Units were forfeited or vested during 2015, 2014 and 2013.

        The following is a summary of the activity of the equity incentive plans excluding, except as otherwise noted, the 200,000 Units:

	Years Ended December 31,
	2015	2014	2013
Restricted stock grants	129,975	118,850	112,650
Per share grant price	$24.60	$20.54	$21.59
Deferred compensation to be recognized over vesting period	$3,197,000	$2,441,000	$2,432,000
Number of non-vested shares:
Non-vested beginning of year	480,995	470,015	407,460
Grants	129,975	118,850	112,650
Vested during year	(72,215)	(101,300)	(50,095)
Forfeitures	—	(6,570)	—

Non-vested end of year	538,755	480,995	470,015

The following information includes the 200,000 Units:
Average per share value of non-vested shares (based on grant price)	$17.12	$14.55	$14.22

Value of stock vested during the year (based on grant price)	$612,000	$621,000	$876,000

Average value of shares forfeited (based on grant price)	$—	$15.49	$—

The total charge to operations for all incentive plans is as follows:
Outstanding restricted stock grants	$2,204,000	$1,701,000	$1,341,000
Outstanding restricted stock units	130,000	132,000	99,000

Total charge to operations	$2,334,000	$1,833,000	$1,440,000

        As of December 31, 2015, there were approximately $5,719,000 of total compensation costs related to non-vested awards that have not yet been recognized, including $167,000 related to the Units (net of forfeiture and performance assumptions which are re-evaluated quarterly). These compensation costs

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

NOTE 11—STOCKHOLDERS' EQUITY (Continued)

will be charged to General and administrative expense over the remaining respective vesting periods. The weighted average vesting period is approximately 2.1 years.

Common Stock Dividend Distributions

        In 2015, 2014 and 2013, the Board of Directors declared an aggregate $1.58, $1.50 and $1.42 per share in cash distributions, respectively.

Distribution Reinvestment Plan

        The Company's Dividend Reinvestment Plan (the "DRP") provides stockholders with the opportunity to reinvest all, or a portion of, their cash dividends paid on the Company's common stock in additional shares of its common stock, at a discount of up to 5% from the market price. The discount is determined in the Company's sole discretion. The Company is currently offering up to a 5% discount from market. The Company issued 197,000, 227,000 and 210,000 common shares under the DRP during 2015, 2014 and 2013, respectively.

Shares Issued Through Equity Offering Program

        On March 20, 2014, the Company entered into an amended and restated equity offering sales agreement to sell shares of the Company's common stock from time to time with an aggregate sales price of up to approximately $38,360,000, through an "at the market" equity offering program. During 2015, the Company sold 295,190 shares for proceeds of $6,581,000, net of commissions of $66,000, and incurred offering costs of $124,000 for professional fees. During 2014, the Company sold 179,051 shares for proceeds of $3,890,000, net of commissions of $39,000, and incurred offering costs, primarily professional fees, of $122,000.

NOTE 12—COMMITMENTS AND CONTINGENCIES

        The Company maintains a non-contributory defined contribution pension plan covering eligible employees. Contributions by the Company are made through a money purchase plan, based upon a percent of the qualified employees' total salary (subject to the maximum amount allowed by law). Pension expense approximated $266,000, $191,000 and $147,000 for the years ended December 31, 2015, 2014 and 2013, respectively, and is included in General and administrative expenses in the Company's consolidated statements of income.

        The Company pays, with respect to one of its real estate properties, annual fixed leasehold rent of $371,094 through July 2019 and $463,867 through March 3, 2020. The Company has the right to extend the lease for up to five 5-year and one seven month renewal options.

        As discussed in Note 5, the Company provided its land in Sandy Springs, Georgia and Lakemoor, Illinois as collateral for the respective owner/operator's mortgage loans and accordingly, each land position is subordinated to the applicable mortgage.

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

December 31, 2015

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

Reconciliation between Financial Statement Net Income and Federal Taxable Income (Unaudited):

        The following table reconciles financial statement net income to federal taxable income for the years indicated (amounts in thousands):

	2015 Estimate	2014 Actual	2013 Actual
Net income	$20,517	$22,116	$17,875
Straight-line rent adjustments	(971)	(1,480)	(1,025)
Book gain on sale—(in excess of) less than tax gain	(530)	10,522	1,391
Rent received in advance, net	(73)	(180)	691
Adjustments for above/below market leases	(581)	(253)	(144)
Non-deductible portion of restricted stock expense	613	(149)	357
Federal excise tax, non-deductible	174	302	45
Book depreciation in excess of tax depreciation	4,219	2,970	1,686
Property acquisition costs—capitalized for tax purposes	798	417	850
Impairment loss	—	1,093	62
Other adjustments	(317)	26	(111)

Federal taxable income	$23,849	$35,384	$21,677

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

NOTE 13—INCOME TAXES (Continued)

Reconciliation between Cash Dividends Paid and Dividends Paid Deduction (Unaudited):

        The following table reconciles cash dividends paid with the dividends paid deduction for the years indicated (amounts in thousands):

	2015 Estimate	2014 Actual	2013 Actual
Dividends paid	$26,179	$24,117	$21,999
Dividend reinvestment plan(a)	228	197	230

	26,407	24,314	22,229
Less: Spillover dividends designated to previous year	(18,177)	(7,107)	(7,659)
Plus: Dividends designated from following year	15,619	18,177	7,107

Dividends paid deduction	$23,849	$35,384	$21,677

(a)
Reflects the up to 5% discount on common stock purchased through the dividend reinvestment plan.

NOTE 14—SUBSEQUENT EVENTS

        Subsequent events have been evaluated and except as disclosed (i) below, (ii) in Note 4 (Sale and Disposal of Properties, Discontinued Operations and Impairment) and (iii) in Note 8 (Debt Obligations), there were no other events relative to the consolidated financial statements that require additional disclosure.

        On January 5, 2016, 139,225 shares were issued as restricted share grants having an aggregate value of approximately $3,027,000 and are scheduled to vest in January 2021.

        On March 2, 2016, Sports Authority Inc., a tenant at the Company's Greenwood Village, Colorado property, filed for Chapter 11 bankruptcy protection. This tenant accounted for approximately 0.8%, 0.8% and 0.9% of the Company's rental income for the years ended December 31, 2015, 2014 and 2013, respectively.

        On March 10, 2016, the Board of Directors declared a quarterly cash dividend of $.41 per share on the Company's common stock, totaling $6,970,000. The quarterly dividend is payable on April 7, 2016 to stockholders of record on March 25, 2016.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

NOTE 15—QUARTERLY FINANCIAL DATA (Unaudited):

                      (In Thousands, Except Per Share Data)

	Quarter Ended
							Total For Year
2015	March 31		June 30	Sept. 30	Dec. 31
Total revenues	$15,326	(a)	$15,782	$16,108	$18,495	(b)	$65,711

Net income	$9,207	(c)	$3,714	$3,791	$5,195		$21,907

Net income attributable to One Liberty Properties, Inc.	$7,856		$3,682	$3,788	$5,191		$20,517

Weighted average number of common shares outstanding:
Basic	15,776		15,883	16,014	16,204		15,971

Diluted	15,876		15,983	16,114	16,312		16,079

Net income per common share attributable to common stockholders:
Basic	$.48		$.22	$.22	$.31		$1.23	(d)

Diluted	$.48		$.22	$.22	$.31		$1.22	(d)

(a)
Includes lease termination fee income of $650 from an industrial tenant.

(b)
Includes lease termination fee income of $2,236 from two retail tenants.

(c)
Includes a $5,392 net gain on sale of real estate, a $472 prepayment cost on debt and a $249 write-off of deferred financing costs. The non-controlling interest's share of income from the transaction was $1,320.

(d)
Calculated on weighted average shares outstanding for the year.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

NOTE 15—QUARTERLY FINANCIAL DATA (Unaudited): (Continued)

	Quarter Ended
							Total For Year
2014	March 31	June 30		Sept. 30	Dec. 31
Total revenues	$14,402	$15,665	(e)	$15,187	$15,223		$60,477

Income from continuing operations	$3,287	$4,662		$2,647	$11,601	(f)	$22,197
Income from discontinued operations	13	—		—	—		13

Net income	$3,300	$4,662		$2,647	$11,601		$22,210

Net income attributable to One Liberty Properties, Inc.	$3,273	$4,640		$2,620	$11,583		$22,116

Weighted average number of common shares outstanding:
Basic	15,356	15,518		15,650	15,727		15,563

Diluted	15,456	15,618		15,750	15,827		15,663

Net income per common share attributable to common stockholders:
Basic	$.20	$.29		$.16	$.71		$1.37	(g)

Diluted	$.20	$.29		$.16	$.71		$1.37	(g)

(e)
Includes lease termination fee income of $1,269 from a retail tenant.

(f)
Includes a $10,180 net gain on sale of real estate and a $1,581 prepayment cost on debt related to the sale.

(g)
Calculated on weighted average shares outstanding for the year.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
Schedule III—Consolidated Real Estate and Accumulated Depreciation
December 31, 2015
(Amounts in Thousands)

					Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2015
			Initial Cost to Company
				Building and Improvements			Building & Improvements		Accumulated Depreciation(1)	Date of Construction	Date Acquired
Type	Location	Encumbrances	Land		Improvements	Land		Total
Flex	Ronkonkoma, NY	$3,602	$1,042	$4,171	$1,600	$1,042	$5,771	$6,813	$1,845	1986	2000
Flex	Hauppauge, NY	12,413	1,952	10,954	1,755	1,952	12,709	14,661	4,194	1982	2000
Flex	Fort Mill, SC	8,770	1,840	12,687	23	1,840	12,710	14,550	862	1992	2013
Health & Fitness	Tucker, GA	4,846	807	3,027	3,126	807	6,153	6,960	1,946	1988	2002
Health & Fitness	Hamilton, OH	5,062	1,483	5,953	—	1,483	5,953	7,436	752	2008	2011
Health & Fitness	Secaucus, NJ	9,360	5,449	9,873	—	5,449	9,873	15,322	756	1986	2012
Industrial	Columbus, OH	—	435	1,703	—	435	1,703	2,138	649	1979	1995
Industrial	West Palm Beach, FL	—	181	724	—	181	724	905	312	1973	1998
Industrial	New Hyde Park, NY	2,694	182	728	281	182	1,009	1,191	316	1960	1999
Industrial	Melville, NY	2,907	774	3,029	975	774	4,004	4,778	1,106	1982	2003
Industrial	Philadelphia, PA	5,346	1,981	7,668	—	1,981	7,668	9,649	2,085	1964	2005
Industrial	Saco, ME	3,061	1,027	3,623	—	1,027	3,623	4,650	879	2001	2006
Industrial	Baltimore, MD(2)	20,725	6,474	25,282	—	6,474	25,282	31,756	5,715	1960	2006
Industrial	Durham, NC	1,998	1,043	2,404	—	1,043	2,404	3,447	321	1991	2011
Industrial	Pinellas Park, FL	—	1,231	1,669	—	1,231	1,669	2,900	191	1995	2012
Industrial	Miamisburg, OH	794	165	1,348	—	165	1,348	1,513	119	1987	2012
Industrial	Indianapolis, IN	6,247	1,224	6,935	—	1,224	6,935	8,159	532	1997	2013
Industrial	Fort Mill, SC	26,139	1,804	33,650	—	1,804	33,650	35,454	2,736	1997	2013
Industrial	New Hope, MN	4,387	881	6,064	—	881	6,064	6,945	172	1967	2014
Industrial	Joppa, MD	—	3,815	8,142	42	3,815	8,184	11,999	328	1994	2014
Industrial	Louisville, KY	2,574	578	3,731	—	578	3,731	4,309	77	1974	2015
Industrial	Louisville, KY	—	50	230	—	50	230	280	4	1974	2015
Industrial	McCalla, AL	10,858	1,588	14,681	—	1,588	14,681	16,269	172	2003	2015
Industrial	Delport, MO	12,309	3,728	13,006	—	3,728	13,006	16,734	102	1969	2015
Office	Brooklyn, NY	4,559	1,381	5,447	2,870	1,381	8,317	9,698	3,212	1973	1998
Other	Greensboro, NC	—	—	8,328	—	—	8,328	8,328	6,101	1999	2004
Other	Round Rock, TX	14,580	1,678	16,670	—	1,678	16,670	18,348	999	2012	2013
Other	Sandy Springs, GA	—	6,528	—	—	6,528	—	6,528	—	N/A	2014
Other	Indianapolis, IN	4,410	3,099	5,225	19	3,099	5,244	8,343	170	1997	2014
Other	Lakemoor, IL	—	9,592	—	—	9,592	—	9,592	—	N/A	2015
Retail	Seattle, WA	—	201	189	—	201	189	390	134	1986	1987
Retail	Rosenberg, TX	—	216	863	66	216	929	1,145	448	1994	1995
Retail	Greenwood Village, CO	—	780	3,248	418	780	3,666	4,446	1,690	1995	1996

					Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2015
			Initial Cost to Company
				Building and Improvements			Building & Improvements		Accumulated Depreciation(1)	Date of Construction	Date Acquired
Type	Location	Encumbrances	Land		Improvements	Land		Total
Retail	Ft. Myers, FL	2,811	1,013	4,054	—	1,013	4,054	5,067	1,938	1995	1996
Retail	Houston, TX	—	396	1,583	30	396	1,613	2,009	711	1997	1998
Retail	Selden, NY	3,082	572	2,287	150	572	2,437	3,009	1,010	1997	1999
Retail	Champaign, IL	1,726	791	3,165	287	791	3,452	4,243	1,375	1985	1999
Retail	El Paso, TX	—	2,821	11,123	1,211	2,821	12,334	15,155	4,568	1974	2000
Retail	Lake Charles, LA(3)	5,434	1,167	4,669	599	1,167	5,268	6,435	1,669	1998	2002
Retail	Somerville, MA	1,865	510	1,993	24	510	2,017	2,527	648	1993	2003
Retail	Newark, DE	1,866	935	3,643	10	935	3,653	4,588	1,129	1996	2003
Retail	Knoxville, TN	—	2,290	8,855	—	2,290	8,855	11,145	2,610	2003	2004
Retail	Athens, GA(3)	2,913	1,130	4,340	—	1,130	4,340	5,470	1,261	2003	2004
Retail	Onalaska, WI	3,722	753	3,099	—	753	3,099	3,852	862	1994	2004
Retail	Bastrop, LA(4)	972	378	1,465	—	378	1,465	1,843	334	1995	2006
Retail	Kentwood, LA(4)	946	368	1,425	—	368	1,425	1,793	326	1995	2006
Retail	Monroe, LA(4)	972	378	1,465	—	378	1,465	1,843	334	1995	2006
Retail	Monroe, LA(4)	928	361	1,399	—	361	1,399	1,760	319	1995	2006
Retail	D'lberville, MS(4)	946	368	1,425	—	368	1,425	1,793	325	1995	2006
Retail	Flowood, MS(4)	1,008	392	1,517	—	392	1,517	1,909	346	1995	2006
Retail	Vicksburg, MS(4)	921	358	1,385	—	358	1,385	1,743	317	1985	2006
Retail	Vicksburg, MS(4)	1,121	436	1,689	—	436	1,689	2,125	385	1995	2006
Retail	Hyannis, MA	613	802	2,324	—	802	2,324	3,126	462	1998	2008
Retail	Marston Mills, MA	247	461	2,313	—	461	2,313	2,774	455	1998	2008
Retail	Everett, MA	1,238	1,935	—	—	1,935	—	1,935	—	N/A	2008
Retail	Royersford, PA	19,750	19,538	3,150	404	19,538	3,554	23,092	510	2001	2010
Retail	Monroeville, PA	—	450	863	—	450	863	1,313	121	1994	2010
Retail	Kansas City, MO	4,028	2,958	5,691	—	2,958	5,691	8,649	788	2004	2010
Retail	Houston, TX	2,641	1,962	1,540	—	1,962	1,540	3,502	227	2006	2010
Retail	Houston, TX	—	2,002	1,800	—	2,002	1,800	3,802	261	2009	2010
Retail	Bolingbrook, IL	—	834	1,887	101	834	1,988	2,822	247	2001	2011
Retail	Crystal Lake, IL	1,845	615	1,899	—	615	1,899	2,514	270	1997	2011
Retail	Niles, IL	3,170	843	3,485	—	843	3,485	4,328	433	1995	2011
Retail	Lawrence, KS	—	134	938	—	134	938	1,072	91	1915	2012
Retail	Greensboro, NC	1,432	1,046	1,552	29	1,046	1,581	2,627	90	2002	2014
Retail	Highlands Ranch, CO	—	2,361	2,924	—	2,361	2,924	5,285	138	1995	2014
Retail	Woodbury, MN	3,111	1,190	4,003	—	1,190	4,003	5,193	185	2006	2014
Retail	Cape Girardeau, MO	1,292	545	1,547	—	545	1,547	2,092	141	1994	2012
Retail	Clemmons, NC	2,317	2,564	3,293	—	2,564	3,293	5,857	327	1993	2013
Retail	Deptford, NJ	1,877	572	1,779	705	572	2,484	3,056	353	1981	2012
Retail	Houston, TX	4,709	3,122	3,767	145	3,122	3,912	7,034	476	2001	2012

					Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2015
			Initial Cost to Company
				Building and Improvements			Building & Improvements		Accumulated Depreciation(1)	Date of Construction	Date Acquired
Type	Location	Encumbrances	Land		Improvements	Land		Total
Retail	Lakewood, CO	11,656	6,005	11,272	—	6,005	11,272	17,277	270	1985	2015
Retail	Lincoln, NE	—	3,768	11,835	19	3,768	11,854	15,622	240	2001	2015
Retail	Kennesaw, GA	—	1,501	4,349	—	1,501	4,349	5,850	793	1995	2008
Retail—Restaurant	Hauppauge, NY	1,854	725	2,963	—	725	2,963	3,688	750	1992	2005
Retail—Restaurant	Palmyra, PA	777	650	650	—	650	650	1,300	89	1981	2010
Retail—Restaurant	Reading, PA	768	655	625	—	655	625	1,280	85	1981	2010
Retail—Restaurant	Reading, PA	756	618	643	—	618	643	1,261	89	1983	2010
Retail—Restaurant	Hanover, PA	850	736	686	—	736	686	1,422	92	1992	2010
Retail—Restaurant	Gettysburg, PA	871	754	704	—	754	704	1,458	95	1991	2010
Retail—Restaurant	Trexlertown, PA	740	800	439	—	800	439	1,239	59	1994	2010
Retail—Restaurant	Island Park, NY	—	1,235	1,355	—	1,235	1,355	2,590	205	1947	2010
Retail—Restaurant	Carrollton, GA	1,657	796	1,458	—	796	1,458	2,254	164	1996	2012
Retail—Restaurant	Cartersville, GA	1,567	786	1,346	—	786	1,346	2,132	161	1995	2012
Retail—Restaurant	Kennesaw, GA	1,287	702	916	—	702	916	1,618	108	1989	2012
Retail—Restaurant	Lawrenceville, GA	1,233	866	899	—	866	899	1,765	138	1988	2012
Retail—Restaurant	Killeen, TX	—	1,265	803	—	1,265	803	2,068	85	2007	2013
Retail—Restaurant	Concord, NC	1,609	999	1,076	—	999	1,076	2,075	77	2000	2013
Retail—Restaurant	Myrtle Beach, SC	1,609	1,102	1,161	—	1,102	1,161	2,263	86	1978	2013
Retail—Restaurant	Ann Arbor, MI	1,431	1,098	1,460	—	1,098	1,460	2,558	112	1998	2013
Retail—Restaurant	Greensboro, NC	3,413	1,770	1,237	—	1,770	1,237	3,007	79	1983	2013
Retail—Restaurant	Richmond, VA	—	1,680	1,340	—	1,680	1,340	3,020	82	1983	2013
Retail—Restaurant	Indianapolis, IN	975	853	1,465	—	853	1,465	2,318	83	1982	2014
Retail—Supermarket	West Hartford, CT	—	2,881	94	326	2,881	420	3,301	90	N/A	2010
Retail—Supermarket	West Hartford, CT	12,245	9,296	4,813	261	9,296	5,074	14,370	762	2005	2010
Retail—Supermarket	Philadelphia, PA	4,514	1,793	5,640	80	1,793	5,720	7,513	186	1992	2014
Retail—Furniture	Columbus, OH	—	1,445	5,431	413	1,445	5,844	7,289	2,620	1996	1997
Retail—Furniture	Duluth, GA(5)	1,694	778	3,436	—	778	3,436	4,214	834	1987	2006
Retail—Furniture	Fayetteville, GA(5)	2,125	976	4,308	—	976	4,308	5,284	1,046	1987	2006
Retail—Furniture	Wichita, KS(5)	2,589	1,189	5,248	—	1,189	5,248	6,437	1,274	1996	2006
Retail—Furniture	Lexington, KY(5)	1,742	800	3,532	—	800	3,532	4,332	857	1999	2006
Retail—Furniture	Bluffton, SC(5)	1,283	589	2,600	—	589	2,600	3,189	631	1994	2006
Retail—Furniture	Amarillo, TX(5)	1,873	860	3,810	—	860	3,810	4,670	925	1996	2006
Retail—Furniture	Austin, TX(5)	3,456	1,587	7,010	—	1,587	7,010	8,597	1,701	2001	2006
Retail—Furniture	Tyler, TX(5)	2,245	1,031	4,554	—	1,031	4,554	5,585	1,105	2001	2006
Retail—Furniture	Newport News, VA(5)	1,635	751	3,316	—	751	3,316	4,067	805	1995	2006
Retail—Furniture	Richmond, VA(5)	1,888	867	3,829	—	867	3,829	4,696	929	1979	2006
Retail—Furniture	Virginia Beach, VA(5)	1,860	854	3,770	—	854	3,770	4,624	915	1995	2006
Retail—Furniture	Gurnee, IL	2,346	834	3,635	—	834	3,635	4,469	844	1994	2006

					Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2015
			Initial Cost to Company
				Building and Improvements			Building & Improvements		Accumulated Depreciation(1)	Date of Construction	Date Acquired
Type	Location	Encumbrances	Land		Improvements	Land		Total
Retail—Furniture	Naples, FL	—	3,070	2,846	189	3,070	3,035	6,105	533	1992	2008
Retail—Office Supply	Batavia, NY(3)	—	515	2,061	—	515	2,061	2,576	869	1998	1999
Retail—Office Supply	Chicago, IL(3)	3,917	3,877	2,256	—	3,877	2,256	6,133	411	1994	2008
Retail—Office Supply	Cary, NC(3)	3,305	1,129	3,736	—	1,129	3,736	4,865	681	1995	2008
Retail—Office Supply	Eugene, OR(3)	2,943	1,952	2,096	—	1,952	2,096	4,048	382	1994	2008
Retail—Office Supply	El Paso, TX(3)	2,571	1,035	2,700	—	1,035	2,700	3,735	492	1993	2008

		$334,428	$190,033	$455,991	$16,158	$190,033	$472,149	$662,182	$87,801

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

Note 4—This portfolio of eight properties was held-for-sale at December 31, 2015.

Note 5—These 11 properties are retail furniture stores covered by one master lease and one loan that is secured by cross—collateralized mortgages. They are located in six states (Georgia, Kansas, Kentucky, South Carolina, Texas and Virginia).

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
Notes to Schedule III
Consolidated Real Estate and Accumulated Depreciation

(a)
Reconciliation of "Real Estate and Accumulated Depreciation"
                              (Amounts in Thousands)

	Year Ended December 31,
	2015	2014	2013
Investment in real estate(b):
Balance, beginning of year	$592,668	$574,424	$473,341
Addition: Land, buildings and improvements	83,643	57,584	101,145
Deduction: Properties sold/conveyed	(14,129)	(38,247)	—
Deduction: Impairment loss	—	(1,093)	(62)

Balance, end of year	$662,182	$592,668	$574,424

	(c)
Accumulated depreciation(b):
Balance, beginning of year	$77,643	$73,060	$62,816
Addition: Depreciation	12,680	12,064	10,244
Deduction: Accumulated depreciation related to properties sold/conveyed	(2,522)	(7,481)	—

Balance, end of year	$87,801	$77,643	$73,060

(b)
Includes properties held-for-sale in each of 2015, 2014 and 2013.

(c)
The aggregate cost of the properties is approximately $14,791 higher for federal income tax purposes at December 31, 2015.