Form 10-Q
period 2016-03-31
ONE LIBERTY PROPERTIES INC
filed 2016-05-10
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC   20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

As of May 3, 2016, the registrant had 17,148,686 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Real estate investments, at cost
Land	$188,215	$186,994
Buildings and improvements	477,080	460,379
Total real estate investments, at cost	665,295	647,373
Less accumulated depreciation	88,435	85,116
Real estate investments, net	576,860	562,257

Properties held-for-sale	—	12,259
Investment in unconsolidated joint ventures	11,076	11,350
Cash and cash equivalents	10,537	12,736
Restricted cash	1,031	1,074
Unbilled rent receivable (including $712 related to properties held-for-sale in 2015)	13,472	13,577
Unamortized intangible lease assets, net	28,988	28,978
Escrow, deposits and other assets and receivables	5,374	4,268
Total assets	$647,338	$646,499

Liabilities and Equity
Liabilities:
Mortgages payable, net of $3,425 and $3,373 deferred financing costs, respectively	$321,761	$331,055
Line of credit, net of $464 and $506 deferred financing costs, respectively	29,386	17,744
Dividends payable	6,996	6,901
Accrued expenses and other liabilities	17,599	13,852
Unamortized intangible lease liabilities, net	14,310	14,521
Total liabilities	390,052	384,073

Commitments and contingencies

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized; 16,458 and 16,292 shares issued and outstanding	16,458	16,292
Paid-in capital	234,866	232,378
Accumulated other comprehensive loss	(8,378)	(4,390)
Accumulated undistributed net income	12,506	16,215
Total One Liberty Properties, Inc. stockholders’ equity	255,452	260,495
Non-controlling interests in consolidated joint ventures	1,834	1,931
Total equity	257,286	262,426
Total liabilities and equity	$647,338	$646,499

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental income, net	$15,056	$13,894
Tenant reimbursements	1,288	782
Lease termination fee	—	650
Total revenues	16,344	15,326

Operating expenses:
Depreciation and amortization	4,185	3,734
General and administrative (see Note 11 for related party information)	2,609	2,392
Real estate expenses (see Note 11 for related party information)	2,175	1,334
Real estate acquisition costs (see Note 11 for related party information)	204	248
Federal excise and state taxes	76	74
Leasehold rent	77	77
Total operating expenses	9,326	7,859

Operating income	7,018	7,467

Other income and expenses:
Gain on sale of real estate, net	787	5,392
Purchase price fair value adjustment	—	960
Prepayment costs on debt	(423)	(568)
Equity in earnings of unconsolidated joint ventures	209	147
Other income	13	3
Interest:
Expense	(4,075)	(3,739)
Amortization and write-off of deferred financing costs	(244)	(455)

Net income	3,285	9,207
Net loss (income) attributable to non-controlling interests	2	(1,351)
Net income attributable to One Liberty Properties, Inc.	$3,287	$7,856

Weighted average number of common shares outstanding:
Basic	16,388	15,776
Diluted	16,495	15,876

Per common share attributable to common stockholders:
Basic	$.19	$.48
Diluted	$.18	$.48

Cash distributions declared per share of common stock	$.41	$.39

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$3,285	$9,207

Other comprehensive loss
Net unrealized gain on available-for-sale securities	2	3
Net unrealized loss on derivative instruments	(3,900)	(734)
One Liberty Properties Inc.’s share of joint venture net unrealized loss on derivative instruments	(105)	(48)
Other comprehensive loss	(4,003)	(779)

Comprehensive (loss) income	(718)	8,428
Net loss (income) attributable to non-controlling interests	2	(1,351)
Adjustment for derivative instruments attributable to non-controlling interests	15	25
Comprehensive (loss) income attributable to One Liberty Properties, Inc.	$(701)	$7,102

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Undistributed Net Income	Non- Controlling Interests in Consolidated Joint Ventures	Total
Balances, December 31, 2014	$15,728	$219,867	$(3,195)	$21,876	$1,628	$255,904
Distributions - common stock Cash - $.39 per share	—	—	—	(6,380)	—	(6,380)
Restricted stock vesting	71	(71)	—	—	—	—
Shares issued through dividend reinvestment plan	23	562	—	—	—	585
Contribution from non-controlling interest	—	—	—	—	663	663
Distributions to non-controlling interests	—	—	—	—	(1,582)	(1,582)
Compensation expense - restricted stock	—	577	—	—	—	577
Net income	—	—	—	7,856	1,351	9,207
Other comprehensive (loss) income	—	—	(804)	—	25	(779)
Balances, March 31, 2015	$15,822	$220,935	$(3,999)	$23,352	$2,085	$258,195

Balances, December 31, 2015	$16,292	$232,378	$(4,390)	$16,215	$1,931	$262,426
Distributions - common stock Cash - $.41 per share	—	—	—	(6,996)	—	(6,996)
Shares issued through equity offering program — net	62	1,285	—	—	—	1,347
Restricted stock vesting	73	(73)	—	—	—	—
Shares issued through dividend reinvestment plan	31	610	—	—	—	641
Distributions to non-controlling interests	—	—	—	—	(80)	(80)
Compensation expense - restricted stock	—	666	—	—	—	666
Net income (loss)	—	—	—	3,287	(2)	3,285
Other comprehensive loss	—	—	(3,988)	—	(15)	(4,003)
Balances, March 31, 2016	$16,458	$234,866	$(8,378)	$12,506	$1,834	$257,286

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$3,285	$9,207
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	(787)	(5,392)
Purchase price fair value adjustment	—	(960)
Prepayment costs on debt	—	568
Increase in unbilled rent receivable	(601)	(401)
Write-off of unbilled rent receivable	—	226
Decrease in rental income and tenant reimbursements resulting from bad debt expense	153	—
Amortization of intangibles relating to leases, net	(160)	(127)
Amortization of restricted stock expense	666	577
Equity in earnings of unconsolidated joint ventures	(209)	(147)
Distributions of earnings from unconsolidated joint ventures	205	212
Depreciation and amortization	4,185	3,734
Amortization and write-off of deferred financing costs	244	455
Payment of leasing commissions	(347)	(550)
Increase in escrow, deposits, other assets and receivables	(444)	(84)
Decrease in accrued expenses and other liabilities	(601)	(983)
Net cash provided by operating activities	5,589	6,335

Cash flows from investing activities:
Purchase of real estate	(17,050)	(31,413)
Improvements to real estate	(1,523)	(355)
Net proceeds from sale of real estate	13,750	16,025
Purchase of partner’s interest in unconsolidated joint venture	—	(6,300)
Investment in unconsolidated joint ventures	—	(3,664)
Distributions of capital from unconsolidated joint ventures	173	575
Net cash used in investing activities	(4,650)	(25,132)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(2,077)	(1,875)
Repayment of mortgages payable	(30,515)	(12,168)
Proceeds from mortgage financings	23,350	28,268
Prepayment costs on debt	—	(568)
Proceeds from sale of common stock, net	1,347	—
Proceeds from bank line of credit	20,500	29,900
Repayment on bank line of credit	(8,900)	(14,900)
Issuance of shares through dividend reinvestment plan	641	585
Payment of financing costs	(503)	(397)
Capital contributions from non-controlling interests	—	663
Distributions to non-controlling interests	(80)	(1,582)
Cash distributions to common stockholders	(6,901)	(6,320)
Net cash (used in) provided by financing activities	(3,138)	21,606

Net (decrease) increase in cash and cash equivalents	(2,199)	2,809
Cash and cash equivalents at beginning of year	12,736	20,344
Cash and cash equivalents at end of period	$10,537	$23,153

Continued on next page

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

	Three Months Ended March 31,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$4,129	$3,783
Cash paid during the period for Federal excise tax	190	300

Supplemental schedule of non-cash investing and financing activities:
Mortgage debt extinguished upon conveyance of the Company’s Morrow, Georgia property to mortgagee by deed-in-lieu of foreclosure	$—	$1,466
Consolidation of real estate investment	—	2,633
Purchase accounting allocation — intangible lease assets	959	2,518
Purchase accounting allocation — intangible lease liabilities	(96)	(4,813)

See accompanying notes to consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2016

Note 1 — Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland.  OLP is a self-administered and self-managed real estate investment trust (“REIT”).  OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of retail, industrial, flex and health and fitness properties, many of which are subject to long-term net leases.  As of  March 31, 2016, OLP owns 114 properties, including seven properties owned by consolidated joint ventures and five properties owned by unconsolidated joint ventures. The 114 properties are located in 30 states.

Note 2 — Summary Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in OLP’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Investment in Joint Ventures and Variable Interest Entities

The Financial Accounting Standards Board, or FASB, provides guidance for determining whether an entity is a VIE.  VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. A VIE is required to be consolidated by its primary beneficiary, which is the party that (i) has the power to control the activities that most significantly impact the VIE’s economic performance and (ii) has the obligation to absorb losses, or the right to receive benefits, of the VIE that could potentially be significant to the VIE.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2016 (Continued)

Note 2 — Summary Accounting Policies (Continued)

On January 1, 2016, the Company adopted ASU 2015-02, Amendments to the Consolidation Analysis, which amends the current consolidation guidance.  The ASU introduces a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities will be considered a VIE unless the limited partners hold substantive kick-out rights or participating rights (see Note 6).

Consistent with the adoption of ASU 2015-02, the Company assesses the accounting treatment for each of its investments, including  a review of each venture or limited liability company or partnership agreement to determine the rights of each party and whether those rights are protective or participating. The agreements typically contain certain protective rights, such as the requirement of partner approval to sell, finance or refinance the property and to pay capital expenditures and operating expenditures outside of the approved budget or operating plan. In situations where the Company and its partner, among other things, (i) approve the annual budget, (ii) approve certain expenditures, (iii) prepare or review and approve the joint venture’s tax return before filing, and (iv) approve each lease at a property, the Company does not consolidate the joint venture as the Company considers these to be substantive participation rights that result in shared power over the activities that most significantly impact the performance of the joint venture.

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

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting.  All investments in the unconsolidated joint ventures have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support and, as a group, the holders of the equity at risk have power through voting rights to direct the activities of these ventures. As a result, none of these joint ventures are VIEs.  In addition, the Company has shared power with its co-managing members over these entities, and therefore the entities are not consolidated. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for their share of equity in earnings, cash contributions and distributions.  None of the joint venture debt is recourse to the Company, subject to standard carve-outs.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2016 (Continued)

Note 2 — Summary Accounting Policies (Continued)

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

Reclassifications

Certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current period’s presentation, primarily to present debt issuance costs as a direct deduction from the carrying amount of the associated debt on the Company’s December 31, 2015 consolidated balance sheet. See Note 10.

Note 3 — Earnings Per Common Share

Basic earnings per share was determined by dividing net income allocable to common stockholders for each period by the weighted average number of shares of common stock outstanding during the applicable period. Net income is also allocated to the unvested restricted stock outstanding during each period, as the restricted stock is entitled to receive dividends and is therefore considered a participating security.  Unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders, other than the holders of unvested restricted stock.  The restricted stock units awarded under the Pay-for-Performance program are excluded from the basic earnings per share calculation, as these units are not participating securities (see Note 14).

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2016 (Continued)

Note 3 — Earnings Per Common Share (Continued)

Diluted earnings per share reflects the potential dilution that could occur if securities or other rights exercisable for, or convertible into, common stock were exercised or converted or otherwise resulted in the issuance of common stock that shared in the earnings of the Company.  For the three months ended March 31, 2016 and 2015, the diluted weighted average number of shares of common stock includes 107,000 and 100,000 shares, respectively (of an aggregate of 200,000 shares) of common stock underlying the restricted stock units awarded pursuant to the Pay-For-Performance program.  These amounts include 100,000 shares that would be issued pursuant to a metric based on the market price and dividends paid at the end of each quarterly period, assuming the end of that quarterly period was the end of the vesting period.  Of the remaining 100,000 shares of common stock underlying the restricted stock units awarded under the Pay-For-Performance program, 7,000 shares are included in the diluted weighted average in the three months ended March 31, 2016 and, as they did not meet the return on capital performance metric during such period, none of such 100,000 shares were included in the three months ended March 31, 2015.

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator for basic and diluted earnings per share:
Net income	$3,285	$9,207
Add net loss (income) attributable to non-controlling interests	2	(1,351)
Less earnings allocated to unvested restricted stock (a)	(248)	(261)
Net income available for common stockholders, basic and diluted	$3,039	$7,595

Denominator for basic earnings per share:
Weighted average common shares	16,388	15,776
Effect of diluted securities:
Restricted stock units awarded under Pay-for-Performance program	107	100
Denominator for diluted earnings per share:
Weighted average shares	16,495	15,876

Earnings per common share, basic	$.19	$.48
Earnings per common share, diluted	$.18	$.48

Net income attributable to One Liberty Properties, Inc. common stockholders, net of non-controlling interests	$3,287	$7,856

(a)         Represents an allocation of distributed earnings to unvested restricted stock which, as participating securities, are entitled to receive dividends.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2016 (Continued)

Note 4 — Real Estate Acquisitions

The following chart details the Company’s acquisitions of real estate during the three months ended March 31, 2016 (amounts in thousands):

Description of Property	Date Acquired	Contract Purchase Price	Terms of Payment	Third Party Real Estate Acquisition Costs (a)
Multi-tenant industrial facility, Greenville, SC (b)	March 30, 2016	$8,100	All cash	$85
Multi-tenant industrial facility, Greenville, SC (b)	March 30, 2016	8,950	All cash	87
Other costs (c)		—		32
Totals		$17,050		$204

(a)	Included as an expense in the accompanying consolidated statement of income.
(b)	These properties are adjacent to one another.
(c)	Costs incurred for properties purchased in 2015, potential acquisitions and transactions that were not consummated.

The following chart provides the preliminary allocation of the purchase price for the Company’s acquisitions of real estate during the three months ended March 31, 2016 (amounts in thousands):

			Building	Intangible Lease
Description of Property	Land	Building	Improvements	Asset	Liability	Total
Multi-tenant industrial facility, Greenville, SC	$693	$6,716	$175	$516	$—	$8,100
Multi-tenant industrial facility, Greenville, SC	528	7,894	181	443	(96)	8,950
Totals	$1,221	$14,610	$356	$959	$(96)	$17,050

As of March 31, 2016, the weighted average amortization period is 3.4 years for these intangible lease assets and 12.2 years for these intangible lease liabilities. The Company assessed the fair value of the lease intangibles based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 (as defined in Note 15) in the fair value hierarchy. The Company is currently in the process of finalizing the purchase price allocations for the properties acquired during the three months ended March 31, 2016; therefore the allocations are preliminary and subject to change.

The properties purchased by the Company during the three months ended March 31, 2016 are each 100% occupied.  Each property is net leased by three unrelated tenants pursuant to leases which expire between 2017 and 2021.

As a result of the Company’s $6,300,000 purchase on March 31, 2015 of its partner’s 50% interest in an unconsolidated joint venture that owns a property in Lincoln, Nebraska, the

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2016 (Continued)

Note 4 — Real Estate Acquisitions (Continued)

Company obtained a controlling financial interest. In consolidating the investment, the Company recorded a purchase price fair value adjustment of $960,000 on the consolidated statement of income, representing the difference between the book value of its preexisting equity investment on the March 31, 2015 purchase date and the fair value of the net assets acquired.

Note 5 — Sale of Properties

On February 1, 2016, the Company sold a portfolio of eight retail properties located in Louisiana and Mississippi for a total sales price of $13,750,000.  The sale resulted in a gain of $787,000, recorded as Gain on sale of real estate, net, for the three months ending March 31, 2016.  In connection with the sale, the Company paid off the $7,801,000 mortgage balance on these properties and incurred a $380,000 expense for the early termination of the mortgage (included in Prepayment costs on debt) and a $26,000 write-off of deferred financing costs (included in Amortization and write-off of deferred financing costs).  As a result of the sale, the Company also wrote-off, as a reduction to Gain on sale of real estate, net, $706,000 of unbilled straight-line rent receivable, $79,000 of intangible lease assets and $54,000 of tenant origination costs.  At December 31, 2015, the Company classified the net book value of the land and buildings, intangible lease assets and tenant origination costs  totaling $12,259,000 as Properties held-for-sale.

On January 13, 2015, a consolidated joint venture of the Company sold a property located in Cherry Hill, New Jersey for $16,025,000, net of closing costs.  The sale resulted in a gain of $5,392,000, recorded as Gain on sale of real estate, net, for the three months ended March 31, 2015. In connection with the sale, the Company paid off the $7,376,000 mortgage balance on this property and incurred a $472,000 swap termination fee (included in Prepayment costs on debt) and a $249,000 write-off of deferred financing costs (included in Amortization and write-off of deferred financing costs). The non-controlling interest’s share of income from the transaction was $1,320,000 and is included in net income attributable to non-controlling interests.

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

The Company determined that it has a variable interest through its ground leases and the owner/operators are VIEs because their equity investment at risk is insufficient to finance its activities without additional subordinated financial support; this assessment did not change as a result of the adoption of ASU 2015-02 (see Note 2). Simultaneously with the closing of each

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2016 (Continued)

Note 6 — Variable Interest Entities, Contingent Liabilities and Consolidated Joint Ventures (Continued)

acquisition, the owner/operator obtained a mortgage from a third party ($16,230,000 for Sandy Springs and $43,824,000 for Lakemoor) which, together with the Company’s purchase of the land, provided substantially all of the aggregate funds to acquire the complex.  The Company provided its land as collateral for the respective owner/operator’s mortgage loans; accordingly, each land position is subordinated to the applicable mortgage. Other than as described above, no other financial support has been provided by the Company.

The Company further determined that for each acquisition it is not the primary beneficiary because the Company does not have the power to direct the activities that most significantly impact the owner/operator’s economic performance, such as management, operational budgets and other rights, including leasing of the units, and therefore, does not consolidate the VIEs for financial statement purposes.  Accordingly, the Company accounts for these investments as land and the revenues from the ground leases as Rental income, net.  Such rental income amounted to $428,000 and $252,000 for the three months ended March 31, 2016 and 2015, respectively.

The following is a summary of the Company’s variable interests in identified VIEs, in which it is not the primary beneficiary, and the aggregate carrying amount and maximum exposure to loss as of March 31, 2016 (amounts in thousands):

Property	Type of Exposure	Carrying Amount and Maximum Exposure to Loss
River Crossing Apartments, Sandy Springs, Georgia	Land	$6,528
	Unbilled rent receivable	3
The Meadows Apartments, Lakemoor, Illinois	Land	9,592
	Unbilled rent receivable	12
Total		$16,135

Pursuant to the terms of the ground lease for the property in Sandy Springs, Georgia, the owner/operator is obligated to make certain unit renovations as and when units become vacant.  Cash reserves totaling $1,894,000 were received by the Company in conjunction with the purchase of the property in June 2014 to cover such renovation work and other reserve requirements.  Through the year ended December 31, 2015, an additional $121,000 of reserves was received by the Company and an additional $67,000 was received during the three months ended March 31, 2016.  These cash reserves are held by the Company and disbursed once the renovations have been completed. Through the year ended December 31, 2015, the Company disbursed approximately $941,000 and for the three months ended March 31, 2016 the Company disbursed approximately $110,000 for renovation costs to the owner/operator. The cash reserve balance at March 31, 2016 and December 31, 2015 was $1,031,000 and $1,074,000, respectively, and is classified as Restricted cash on the consolidated balance sheets.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2016 (Continued)

Note 6 — Variable Interest Entities, Contingent Liabilities and Consolidated Joint Ventures (Continued)

Variable Interest Entity — Consolidated Joint Ventures

A joint venture in which the Company has a 95% equity interest and a senior preferred equity interest, acquired a property located in Joppa, Maryland.  The Company had historically determined that this joint venture was a VIE.  As a result of the adoption of ASU 2015-02, the Company re-assessed its evaluation and determined this venture is still a VIE as the Company’s voting rights are not proportional to its economic interests and substantially all of the joint venture’s activities are conducted on behalf of the Company.

With respect to the six other consolidated joint ventures in which the Company has between an 85% to 95% interest, the Company had historically determined that such ventures were not VIEs.  As a result of the adoption of ASU 2015-02, the Company re-assessed its evaluation of these investments and determined such ventures are VIEs because the non-controlling interests do not have substantive kick-out or participating rights.

In each of these seven joint ventures, the Company has determined it is the primary beneficiary of the VIE as it has the power to direct the activities that most significantly impact each joint venture’s performance including management, approval of expenditures, and the obligation to absorb the losses or rights to receive benefits.  Accordingly, the Company has continued to consolidate the operations of these joint ventures for financial statement purposes.  The joint ventures’ creditors do not have recourse to the assets of the Company other than those held by these joint ventures.

The following is a summary of the consolidated VIEs’ carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	March 31,	December 31,
	2016	2015
Land	$18,400	$18,400
Buildings and improvements, net of depreciation of $2,343 and $2,076, respectively	34,258	34,287
Cash	1,588	1,960
Unbilled rent receivable	358	330
Unamortized intangible lease assets, net	1,894	1,996
Escrow, deposits and other assets and receivables	1,016	752
Mortgages payable, net of deferred financing costs of $464 and $438, respectively	26,693	25,926
Accrued expenses and other liabilities	1,308	793
Unamortized intangible lease liabilities, net	2,341	2,392
Accumulated other comprehensive loss	(280)	(126)
Non-controlling interests in consolidated joint ventures	1,834	1,931

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2016 (Continued)

Note 6 — Variable Interest Entities, Contingent Liabilities and Consolidated Joint Ventures (Continued)

MCB Real Estate, LLC and its affiliates (“MCB”) are the Company’s joint venture partner in five consolidated joint ventures.  At March 31, 2016, the Company has aggregate equity investments of approximately $18,064,000 in such ventures.

A joint venture with MCB, in which the Company has a net equity investment of $2,763,000, owns a property formerly operated as a Pathmark supermarket in Philadelphia, Pennsylvania. In July 2015, this tenant filed for Chapter 11 bankruptcy protection, rejected the lease, and in late September 2015, vacated the property. This tenant accounted for approximately 1.3% of the Company’s rental income for the three months ended March 31, 2015.  At March 31, 2016, the mortgage debt on such property is $4,485,000. The Company has determined that no impairment charge is required currently with respect to this property.

Distributions by Consolidated Joint Ventures

Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and may not be pro rata to the equity interest each partner has in the applicable venture.

Note 7 — Investment in Unconsolidated Joint Ventures

At March 31, 2016 and December 31, 2015, the Company’s five unconsolidated joint ventures each own and operate one property.  Such ventures are not considered VIEs (see Note 2).  The Company’s equity investment in such unconsolidated joint ventures at such dates totaled $11,076,000 and $11,350,000, respectively. The Company recorded equity in earnings of $209,000 and $147,000 for the three months ended March 31, 2016 and 2015, respectively.

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

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2016 (Continued)

Note 9 — Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments.  If the financial condition of a specific tenant were to deteriorate resulting in an impairment of its ability to make payments, additional allowances may be required.  At March 31, 2016 and December 31, 2015, there was no balance in allowance for doubtful accounts.

The Company records bad debt expense as a reduction of rental income and/or tenant reimbursements. On March 2, 2016, Sports Authority Inc., a tenant at the Company’s Greenwood Village, Colorado property filed for Chapter 11 bankruptcy protection. This tenant accounted for approximately 0.8% of the Company’s rental income for the three months ended March 31, 2015.  At March 31, 2016, the Company recorded an aggregate bad debt expense of $153,000, relating to rental income and tenant reimbursements due from this tenant.

Note 10 — Debt Obligations

Mortgages Payable

On January 1, 2016, the Company adopted ASU 2015-03, Interest — Imputation of Interest — Simplifying the Presentation of Debt Issuance Costs, which amends the balance sheet presentation for debt issuance costs.  Under the amended guidance, a company will present unamortized debt issuance costs as a direct deduction from the carrying amount of that debt liability with retrospective application to all prior periods presented.  The adoption of this ASU had no impact on the Company’s previously reported income from operations, net income or accumulated undistributed net income for the periods presented.

As a result of the adoption of this guidance, the following table depicts the adjustments to the Company’s previously reported consolidated balance sheet amounts at December 31, 2015 (amounts in thousands):

	As Reported	As Adjusted
Unamortized deferred financing costs, net	$3,914	$—
Escrow, deposits and other assets and receivables	4,233	4,268
Total assets	650,378	646,499
Mortgages payable	334,428	331,055
Line of credit	18,250	17,744
Total liabilities	387,952	384,073
Total liabilities and equity	650,378	646,499

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2016 (Continued)

Note 10 — Debt Obligations (Continued)

The following table details the Mortgages payable, net, balances per the consolidated balance sheets at March 31, 2016 and December 31, 2015 (amounts in thousands):

	March 31, 2016	December 31, 2015
Mortgages payable, gross	$325,186	$334,428
Unamortized deferred financing costs	(3,425)	(3,373)
Mortgages payable, net	$321,761	$331,055

At March 31, 2016 and December 31, 2015, $236,000 and $35,000, respectively, is included in other assets on the consolidated balance sheets representing unamortized deferred financing costs incurred for which there is no associated mortgage debt.

Line of Credit

The Company has a $75,000,000 credit facility with Manufacturers & Traders Trust Company, VNB New York, LLC, Bank Leumi USA and Israel Discount Bank of New York which matures December 31, 2018.  The facility provides that the Company pay an interest rate equal to the one month LIBOR rate plus an applicable margin which ranges from 175 basis points to 300 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility.   The applicable margin was 175 basis points at March 31, 2016 and 2015.   An unused facility fee of .25% per annum applies to the facility.  The average interest rate on the facility was 2.18% and 1.92% for the three months ended March 31, 2016 and 2015, respectively.

The following table details the Line of credit, net, balances per the consolidated balance sheets at March 31, 2016 and December 31, 2015 (amounts in thousands):

	March 31, 2016	December 31, 2015
Line of credit, gross	$29,850	$18,250
Unamortized deferred financing costs	(464)	(506)
Line of credit, net	$29,386	$17,744

At May 2, 2016, there was an outstanding balance of $25,350,000 (before netting unamortized deferred financing costs) under the facility.  The Company was in compliance with all covenants at March 31, 2016.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2016 (Continued)

Note 11 — Related Party Transactions

Effective January 1, 2016, pursuant to the compensation and services agreement, as amended, with Majestic Property Management Corp., a company wholly-owned by the Company’s vice-chairman, property management fees are paid based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively.  The Company will not pay Majestic property management fees with respect to properties managed by third parties.  For the three months ended March 31, 2016, the Company paid $652,000 (including overhead expenses of $49,000 and property management fees of $241,000).  For the three months ended March 31, 2015, such quarterly fees were $634,000 (including overhead expenses of $49,000 and property management fees of $223,000).

For 2016, the Company agreed to pay quarterly fees of $65,625 to the Company’s chairman and $26,250 to the Company’s vice-chairman, the same fees paid to such officers in 2015.

Executive officers and others providing services under the compensation and services agreement were awarded shares of restricted stock and restricted stock units under the Company’s stock incentive plans (described in Note 14).  The costs of the plans charged to the Company’s operations applicable to the executive officers and others providing services under the compensation and services agreement amounted to $344,000 and $310,000 for the three months ended March 31, 2016 and 2015, respectively.

In February 2015, a subsidiary of Gould Investors L.P. (“Gould”), a related party, sold the building where the Company’s corporate offices are located to an unrelated party. During the three months ended March 31, 2015, the Company paid the Gould subsidiary rent of $7,000 and all subsequent lease payments have been made to the purchaser.

The fees paid under the compensation and services agreement (except for the property management fees which are included in Real estate expenses), the chairman and vice-chairman fees, the costs of the stock incentive plans, and the rent expense are included in General and administrative expense on the consolidated statements of income.

The Company obtains its property insurance in conjunction with Gould and reimburses Gould annually for the Company’s insurance cost relating to its properties. Included in Real estate expenses on the consolidated statements of income is insurance expense of $101,000 and $57,000 for the three months ended March 31, 2016 and 2015, respectively.

During the three months ended March 31, 2016 and 2015, the Company paid an aggregate of $51,000 and $105,000, respectively, to its joint venture partners or their affiliates for property management and acquisition fees, which are included in Real estate expenses and Real estate acquisition costs on the consolidated statements of income.  Additionally, in the three months ended March 31, 2016, an unconsolidated joint venture of the Company paid management fees of $35,000 to the other partner of the venture, of which $17,500 reduced Equity in earnings of unconsolidated joint ventures on the consolidated statement of income.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2016 (Continued)

Note 12 — Common Stock Cash Dividend

On March 10, 2016, the Board of Directors declared a quarterly cash dividend of $.41 per share on the Company’s common stock, totaling $6,996,000. The quarterly dividend was paid on April 7, 2016 to stockholders of record on March 24, 2016.

Note 13 — Shares Issued through Equity Offering Program

On March 20, 2014, the Company entered into an amended and restated equity offering sales agreement to sell shares of the Company’s common stock from time to time with an aggregate sales price of up to approximately $38,360,000, through an “at the market” equity offering program.  The Company did not sell any shares during the three months ended March 31, 2015.  During the three months ended March 31, 2016, the Company sold 62,499 shares for proceeds of $1,387,000, net of commissions of $14,000, and incurred offering costs of $40,000 for professional fees.  Subsequent to March 31, 2016 and through April 4, 2016, the Company sold 53,563 shares for proceeds of $1,190,000, net of commissions of $12,000.

Note 14 — Stock Based Compensation

A maximum of 600,000 shares of the Company’s common stock is authorized for issuance pursuant to the Company’s 2012 Incentive Plan, of which 497,500 shares of restricted stock are outstanding and have not yet vested as of March 31, 2016.  For accounting purposes, the restricted stock is not included in the shares shown as outstanding on the balance sheet until they vest; however, dividends are paid on the unvested shares.  An aggregate of 307,500 shares of restricted stock and restricted stock units outstanding under the Company’s 2009 equity incentive plan have not yet vested and no additional awards may be granted under this plan.

Pursuant to the Pay-for-Performance program, there are 200,000 performance share awards in the form of restricted stock units (the “Units”) outstanding under the Company’s 2009 Incentive Plan. The holders of Units are not entitled to dividends or to vote the underlying shares until the Units vest and shares are issued. Accordingly, for accounting purposes, the shares underlying the Units are not included in the shares shown as outstanding on the balance sheet.  No Units were forfeited or vested in the three months ended March 31, 2016.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2016 (Continued)

Note 14 — Stock Based Compensation (Continued)

The following is a summary of the activity of the equity incentive plans excluding, except as otherwise noted, the 200,000 Units:

	Three Months Ended March 31,
	2016	2015
Restricted share grants	139,225	129,975
Per share grant price	$21.74	$24.60
Deferred compensation to be recognized over vesting period	$3,027,000	$3,197,000
Number of non-vested shares:
Non-vested beginning of period	538,755	480,995
Grants	139,225	129,975
Vested during period	(72,730)	(70,685)
Forfeitures	(250)	—
Non-vested end of period	605,000	540,285

The following information includes the 200,000 Units:

Average per share value of non-vested shares (based on grant price)	$18.00	$17.12

Value of shares vested during the period (based on grant price)	$1,177,000	$586,000

Average value of shares forfeited during the period (based on grant price)	$21.05	$—

The total charge to operations for all incentive plans is as follows:
Outstanding restricted stock grants	$649,500	$548,000
Outstanding restricted stock units	16,200	29,000
Total charge to operations	$665,700	$577,000

As of March 31, 2016, there were approximately $8,080,000 of total compensation costs related to non-vested awards that have not yet been recognized, including $151,000 related to the Units (net of forfeiture and performance assumptions which are re-evaluated quarterly). These compensation costs will be charged to general and administrative expense over the remaining respective vesting periods. The weighted average vesting period is approximately 2.5 years.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2016 (Continued)

Note 15 — Fair Value Measurements

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

At March 31, 2016, the $336,424,000 estimated fair value of the Company’s mortgages payable is more than their $325,186,000 carrying value (before netting unamortized deferred financing costs) by approximately $11,238,000 assuming a blended market interest rate of 4.01% based on the 9.7 year weighted average remaining term of the mortgages.  At December 31, 2015, the $346,614,000 estimated fair value of the Company’s mortgages payable is more than their $334,428,000 carrying value (before netting unamortized deferred financing costs) by approximately $12,186,000 assuming a blended market interest rate of 4.07% based on the 8.9 year weighted average remaining term of the mortgages.

At March 31, 2016 and December 31, 2015, the carrying amount of the Company’s line of credit (before netting unamortized deferred financing costs) of $29,850,000 and $18,250,000, respectively, approximates its fair value.

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

March 31, 2016 (Continued)

Note 15 — Fair Value Measurements (Continued)

Fair Value on a Recurring Basis

The fair value of the Company’s available-for-sale securities and derivative financial instruments was determined using the following inputs (amounts in thousands):

		Carrying and	Fair Value Measurements on a Recurring Basis
	As of	Fair Value	Level 1	Level 2
Financial assets:
Available-for-sale securities:
Equity securities	March 31, 2016	$34	$34	$—
	December 31, 2015	32	32	—
Financial liabilities:
Derivative financial instruments:
Interest rate swaps	March 31, 2016	$8,203	$—	$8,203
	December 31, 2015	4,299	—	4,299

The Company does not own any financial instruments that are classified as Level 3.

Available-for-sale securities

At March 31, 2016 and December 31, 2015, the Company’s available-for-sale securities included an investment in equity securities of $34,000 and $32,000, respectively (included in other assets on the consolidated balance sheets). The aggregate cost of these securities was $5,300, and at March 31, 2016 and December 31, 2015, the unrealized gain was $28,600 and $27,000, respectively.  Such unrealized gains are included in accumulated other comprehensive loss on the consolidated balance sheets.  Fair values are approximated based on current market quotes from financial sources that track such securities.

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

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2016 (Continued)

Note 15 — Fair Value Measurements (Continued)

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty.  As of March 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

As of March 31, 2016, the Company had entered into 24 interest rate derivatives, all of which were interest rate swaps, related to 24 outstanding mortgage loans with an aggregate $130,882,000 notional amount and mature between 2018 and 2028 (weighted average remaining maturity of 8.1 years).  Such interest rate swaps, all of which were designated as cash flow hedges, converted LIBOR based variable rate mortgages to fixed annual rate mortgages (with interest rates ranging from 3.38% to 5.75% and a weighted average interest rate of 4.26% at March 31, 2016).  The fair value of the Company’s derivatives designated as hedging instruments in asset and liability positions reflected as other assets or other liabilities on the consolidated balance sheets were $0 and $8,203,000, respectively, at March 31, 2016, and $0 and $4,299,000, respectively, at December 31, 2015.

Three of the Company’s unconsolidated joint ventures, in which wholly-owned subsidiaries of the Company are 50% partners, had two interest rate derivatives outstanding at March 31, 2016 with an aggregate $10,930,000 notional amount.  These interest rate swaps, which were designated as cash flow hedges, have interest rates of 3.49% and 5.81% and mature in 2022 and 2018, respectively.

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2016	2015
One Liberty Properties, Inc. and Consolidated Subsidiaries
Amount of loss recognized on derivatives in Other comprehensive loss	$(4,502)	$(1,623)
Amount of loss reclassification from Accumulated other comprehensive loss into Interest expense	(602)	(889)
Unconsolidated Joint Ventures (Company’s share)
Amount of loss recognized on derivatives in Other comprehensive loss	(130)	(71)
Amount of loss reclassification from Accumulated other comprehensive loss into Equity in earnings of unconsolidated joint ventures	(25)	(22)

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2016 (Continued)

Note 15 — Fair Value Measurements (Continued)

No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges for the three months ended March 31, 2016 and 2015.  During the twelve months ending March 31, 2017, the Company estimates an additional $2,260,000 will be reclassified from other Accumulated comprehensive loss as an increase to Interest expense and $90,000 will be reclassified from Accumulated other comprehensive loss as a decrease to Equity in earnings of unconsolidated joint ventures.

The derivative agreements in effect at March 31, 2016 provide that if the wholly-owned subsidiary of the Company which is a party to the agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to one of the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, then the Company could be held liable for such swap breakage losses, if any.  During the three months ended March 31, 2016, the Company terminated two interest rate swaps in connection with the early payoff of the related mortgages, and during the three months ended March 31, 2015, the Company terminated one interest rate swaps in connection with the sale of its Cherry Hill, New Jersey property. The Company accelerated the reclassification of amounts in other comprehensive loss to earnings as a result of these hedged forecasted transactions being terminated.  During the three months ended March 31, 2016 and 2015, the accelerated amounts were a loss of $24,000 and $472,000, respectively, which is included in Prepayment costs on debt on the consolidated statements of income.

As of March 31, 2016, the fair value of the derivatives in the liability position, including accrued interest and excluding any adjustments for nonperformance risk, was approximately $8,745,000.  In the unlikely event that the Company breaches any of the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $8,745,000.  This termination liability value, net of $542,000 adjustments for accrued interest and nonperformance risk, or $8,203,000, is included in Accrued expenses and other liabilities on the consolidated balance sheet at March 31, 2016.

Note 16 — New Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The effective date of the standard will be fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact, if any, it may have on its consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2016 (Continued)

Note 16 — New Accounting Pronouncements (Continued)

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Consideration (Reporting Revenue Gross versus Net), which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The effective date of the standard will be fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  Early adoption is permitted but not before annual periods beginning after December 15, 2016. The Company is currently evaluating the new guidance to determine the impact, if any, it may have on its consolidated financial statements.

Also in March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815), Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which states the novation of a derivative contract (i.e., a change in the counterparty) in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. The hedge accounting relationship could continue uninterrupted if all of the other hedge accounting criteria are met, including the expectation that the hedge will be highly effective when the creditworthiness of the new counterparty to the derivative contract is considered. The effective date of the standard will be fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact, if any, it may have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The effective date of the standard will be fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations: Simplifying the Accounting for Measurement Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The effective date of the standard is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  The Company adopted this guidance on January 1, 2016 and its adoption did not have any impact on its consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2016 (Continued)

Note 17 — Subsequent Events

Subsequent events have been evaluated and except as disclosed below, there were no other events relative to the Company’s consolidated financial statements that require additional disclosure.

The Company entered into a contract to sell a property in Killeen, Texas for approximately $3,000,000, net of closing costs, and the buyer’s right to terminate the contract without penalty expired on April 20, 2016.  At March 31, 2016 and December 31, 2015, the net book value of the property’s land, building and building improvements was $1,975,000 and $1,983,000, respectively, which is included in Real estate investments, net, on the consolidated balance sheets.  This tenant accounted for less than 0.4% of the Company’s rental income for each of the three months ended March 31, 2016 and 2015. The sale is expected to close in the three months ending June 30, 2016 and the Company anticipates recognizing a gain of approximately $1,000,000, net of the $33,000 write-off of unbilled rent receivable.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “could,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions or variations thereof.  Forward-looking statements should not be relied on since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements.  Investors are encouraged to review the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2015 under the caption “Item 1A. Risk Factors” for a discussion of certain factors which may cause actual results to differ materially from current expectations and are cautioned not to place undue reliance on any forward-looking statements.

Acquisitions, Financings and Other Developments During the Three Months Ended March 31, 2016

We acquired two properties for an aggregate purchase price of $17.1 million. We estimate that commencing April 1, 2016, rental income from these two properties will be $314,000 per quarter and depreciation expense will be $162,000 per quarter.

We obtained $23.4 million of gross proceeds from mortgage financings and refinancings, including $14.1 million of refinanced amounts. The weighted average interest rate on the $23.4 million of mortgage debt is 3.5% and the weighted average remaining term is 13.3 years.

On March 2, 2016, a tenant that leases a property operated as a Sports Authority retail store located in Greenwood Village, Colorado filed for Chapter 11 bankruptcy protection. We are in the process of seeking a replacement tenant and have determined that no impairment charge is required currently with respect to this property.

Development Subsequent to March 31, 2016

We entered into a contract to sell a property in Killeen, Texas for approximately $3,000,000, net of closing costs, and the buyer’s right to terminate the contract without penalty expired on April 20, 2016.  At March 31, 2016 and December 31, 2015, the net book value of the property’s land, building and building improvements was $1,975,000 and $1,983,000, respectively, which is included in Real estate investments, net, on the consolidated balance sheets.  This tenant accounted for less than 0.4% of our rental income for each of the three months ended March 31, 2016 and 2015. The sale is expected to close in the three months ending June 30, 2016 and we anticipate recognizing a gain of approximately $1,000,000, net of the $33,000 write-off of unbilled rent receivable.

Overview

We are a self-administered and self-managed real estate investment trust, organized in Maryland in 1982.  We acquire, own and manage a geographically diversified portfolio of retail, (including furniture stores, restaurants, office supply stores and supermarkets), industrial, flex, and health and fitness properties, many of which are leased under long-term leases.  As of March 31, 2016, we own 114 properties (including seven properties owned by consolidated joint ventures and five properties owned by unconsolidated joint ventures) located in 30 states.  Based on square footage, our occupancy rate at March 31, 2016 is approximately 98.6%.

We face a variety of risks and challenges in our business. We, among other things, face the possibility we will not be able to acquire accretive properties on acceptable terms, lease our properties on terms favorable to us or at all, our tenants may not be able to pay their rental and other obligations, and we may not be able to renew or relet, on acceptable terms, leases that are expiring.

We seek to manage the risk of our real property portfolio and the related financing arrangements by diversifying among types of properties, industries, locations, tenants, scheduled lease expirations and lenders.  We also use interest rate swaps to limit interest rate risk.  All of our mortgage debt, after giving effect to interest rate swap agreements, bears interest at fixed rates, eliminating our exposure to interest rate fluctuations on our outstanding mortgage debt.

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

Our 2016 contractual rental income is approximately $58.5 million and represents, after giving effect to any abatements, concessions or adjustments, the base rent payable to us in calendar year 2016 under leases in effect at March 31, 2016. Contractual rental income for 2016 excludes (i) approximately $1.2 million of straight-line rent and $615,000 of amortization of intangibles; (ii) our share of the rental income payable to our unconsolidated joint ventures, which in 2016 is approximately $2.8 million; and (iii) $450,000 of base rent payable in 2016 by Sports Authority located in Greenwood Village, Colorado, which filed for Chapter 11 bankruptcy protection on March 2, 2016.

The following table sets forth scheduled lease expirations of leases for our properties as of March 31, 2016 for the calendar years indicated below:

Year of Lease Expiration (1)	Number of Expiring Leases	Approximate Square Footage Subject to Expiring Leases	2016 Contractual Rental Income Under Expiring Leases	Percent of 2016 Contractual Rental Income Represented by Expiring Leases
2016	5	123,848	$933,289	1.6%
2017	20	161,022	2,573,140	4.4
2018	21	404,767	3,290,724	5.6
2019	12	228,648	2,037,344	3.5
2020	10	142,008	2,913,573	5.0
2021	17	564,505	4,355,191	7.4
2022	14	1,894,794	13,542,281	23.1
2023	8	609,001	4,366,740	7.5
2024	5	377,222	1,909,589	3.3
2025	12	567,449	6,820,422	11.6
2026 and thereafter	29	2,239,409	15,800,308	27.0
	153	7,312,673	$58,542,601	100.0%

(1)         Lease expirations assume tenants do not exercise existing renewal options.

Results of Operations

Revenues

The following table compares revenues for the periods indicated:

	Three Months Ended March 31,		Increase	%
(Dollars in thousands)	2016	2015	(Decrease)	Change
Revenues:
Rental income, net	$15,056	$13,894	$1,162	8.4%
Tenant reimbursements	1,288	782	506	64.7
Lease termination fee	—	650	(650)	(100.0)
Total revenues	$16,344	$15,326	$1,018	6.6

Rental income, net.  The increase is due primarily to (i) $1.6 million generated by seven properties acquired in 2015 and (ii) the write-off in 2015 of straight-line rent of $226,000 related to the lease termination fee described below. Partially offsetting this increase is the decrease of $228,000 due to the sale in February 2016 of a portfolio of eight properties.  Rental income for the three months ended March 31, 2015 included (i) $179,000 from a property which is now vacant, that was formerly leased to Pathmark, which filed for Chapter 11 bankruptcy protection in September 2015 and (ii) $225,000 from a former tenant at a property whose lease expired December 31, 2015. The property was re-leased January 2016, but rental income does not begin until April 1, 2016.

Tenant reimbursements.  Real estate tax and operating expense reimbursements increased by (i) $262,000 from six properties acquired since January 2015 and (ii) $244,000 from other properties in our portfolio.  We recognized an equivalent amount of real estate expense for these tenant reimbursements.

Lease termination fee.   In March 2015, we received a lease termination fee of $650,000 in a lease buy-out transaction.  We re-leased the property simultaneously with the lease termination.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Three Months Ended March 31,		Increase	%
(Dollars in thousands)	2016	2015	(Decrease)	Change
Operating expenses:
Depreciation and amortization	$4,185	$3,734	$451	12.1%
General and administrative	2,609	2,392	217	9.1
Real estate expenses	2,175	1,334	841	63.0
Real estate acquisition costs	204	248	(44)	(17.7)
Federal excise and state taxes	76	74	2	2.7
Leasehold rent	77	77	—	—
Total operating expenses	9,326	7,859	1,467	18.7

Operating income	$7,018	$7,467	$(449)	(6.0)

Depreciation and amortization.  Approximately $19,000 and $487,000 of the increase is due to depreciation expense on the properties we acquired in 2016 and 2015, respectively, and approximately $76,000 is from amortization of property improvements. Included in the three months ended March 31, 2015 is (i) $76,000 of expense related to the portfolio of eight properties that were sold February 2016 and (ii) $55,000 of amortization and write-offs of intangibles and lease commissions that were non-recurring.

General and administrative.  Contributing to the increase were increases of: (i) $88,000 in non-cash compensation expense primarily related to the increase in the number of shares of restricted stock granted in 2016 and the higher fair value of the awards granted in 2016 in comparison to the awards granted in 2011 that vested in January 2016; (ii) $72,000 for third party audit services; and (iii) $40,000 in compensation expense primarily due to higher compensation levels.

Real estate expenses.  The increase is due primarily to increases of $289,000 from properties acquired since January 2015 and $307,000 from other properties in our portfolio. Substantially all of these expenses are rebilled to tenants. Also contributing to the increase was $113,000 of expenses related to the Pathmark property and $132,000 of expenses related to the Sports Authority property.

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Three Months Ended March 31,		Increase	%
(Dollars in thousands)	2016	2015	(Decrease)	Change
Other income and expenses:
Gain on sale of real estate, net	$787	$5,392	$(4,605)	(85.4)%
Purchase price fair value adjustment	—	960	(960)	(100.0)
Prepayment costs on debt	(423)	(568)	(145)	(25.5)
Equity in earnings of unconsolidated joint ventures	209	147	62	42.2
Other income	13	3	10	333.3
Interest:
Expense	(4,075)	(3,739)	336	9.0
Amortization and write-off of deferred financing costs	(244)	(455)	(211)	(46.4)

Gain on sale of real estate, net.  These gains were realized from the February 2016 sale of the Pantry portfolio and the January 2015 sale of the Cherry Hill, New Jersey property. The minority partner’s share of the gain on the Cherry Hill, New Jersey property was $1.3 million.

Purchase price fair value adjustment.  In connection with the acquisition of our joint venture partner’s 50% interest in a property located in Lincoln, Nebraska, we recorded this adjustment, representing the difference between the book value of the preexisting equity investment on the March 31, 2015 purchase date and the fair value of the investment.

Prepayment costs on debt. These costs were incurred primarily in connection with property sales and the payoff, prior to the stated maturity, of the related mortgage debt. In 2016, these costs related primarily from the sale of the Pantry portfolio and in 2015, these costs related primarily to the sale of the Cherry Hill, New Jersey property.

Equity in earnings of unconsolidated joint ventures.  The increase is due primarily to our $126,000 share of income associated with the June 2015 purchase of the Manahawkin, New Jersey retail center. This increase was partially offset by our purchase, in March 2015, of our partner’s interest in a joint venture that owned a retail property in Lincoln, Nebraska. The Lincoln, Nebraska joint venture had contributed $68,000 to equity in earnings of unconsolidated joint ventures in the three months ended March 31, 2015.

Interest expense.  The following table details the components of interest expense for the periods indicated:

	Three Months Ended March 31,		Increase	%
(Dollars in thousands)	2016	2015	(Decrease)	Change
Interest expense:
Credit line interest	$128	$97	$31	32.0%
Mortgage interest	3,947	3,642	305	8.4
Total	$4,075	$3,739	$336	9.0

Mortgage interest

The following table reflects the interest rate on our mortgage debt and principal amount of outstanding mortgage debt:

	Three Months Ended March 31,		Increase	%
(Dollars in thousands)	2016	2015	(Decrease)	Change
Interest rate on mortgage debt	4.78%	4.96%	(.18)%	(3.6)%
Principal amount of mortgage debt	$330,620	$293,952	$36,668	12.5

The increase in mortgage interest expense is due to the increase in the average principal amount of mortgage debt outstanding, partially offset by a decrease in the average interest rate on outstanding mortgage debt. The increase in the average balance outstanding is due to the incurrence of mortgage debt of $37.8 million in connection with properties acquired in 2015 and the financing or refinancing of $42.9 million, net of refinanced amounts, in connection with properties acquired prior to 2015. The decrease in the average interest rate is due to the financing (including financings effectuated in connection with acquisitions) or refinancing in 2016 and 2015 of $103.0 million of gross new mortgage debt with an average interest rate of approximately 3.9%.

Amortization and write-off of deferred financing costs.  The decrease is primarily due to the write-off in 2015 of $249,000 relating to the sale of the Cherry Hill, New Jersey property.

Liquidity and Capital Resources

Our sources of liquidity and capital are cash flow from operations, cash and cash equivalents, borrowings under our revolving credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of equity securities and property sales.  Our available liquidity at May 2, 2016, was approximately $57.1 million, including approximately $7.5 million of cash and cash equivalents (net of the credit facility’s required $3.0 million deposit maintenance balance) and $49.6 million available under our revolving credit facility.

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

At March 31, 2016, excluding mortgage indebtedness of our unconsolidated joint ventures, we had 62 outstanding mortgages payable secured by 78 properties, in aggregate principal amount of $325.2 million (before netting unamortized deferred financing costs).  These mortgages represent first liens on individual real estate investments with an aggregate carrying value of $498.8 million, before accumulated depreciation of $60.8 million.  After giving effect to interest rate swap agreements, the mortgage payments bear interest at fixed rates ranging from 3.13% to 7.81% (a 4.60% weighted average interest rate) and mature between 2016 and 2041 (a 9.7 year weighted average remaining term).

The following table sets forth as of March 31, 2016, information with respect to our mortgage debt, that is payable from April 1, 2016 through December 31, 2019  (excluding mortgage debt of our unconsolidated joint ventures):

(Amounts in thousands)	2016	2017	2018	2019	Total
Amortization payments	$6,130	$9,643	$9,416	$9,663	$34,852
Principal due at maturity	2,314	14,282	10,260	8,332	35,188
Total	$8,444	$23,925	$19,676	$17,995	$70,040

At March 31, 2016, our unconsolidated joint ventures had first mortgages on four properties with outstanding balances aggregating $36.6 million, bearing interest at rates ranging from 3.49% to 5.81% (i.e., a 3.91% weighted average interest rate) and maturing between 2018 and 2025.

We intend to make debt amortization payments from operating cash flow and, though no assurance can be given that we will be successful in this regard, generally intend to refinance or extend the mortgage loans which mature in 2016 through 2019.  We intend to repay the amounts not refinanced or extended from our existing funds and sources of funds, including our available cash and our credit line (to the extent available).

We continually seek to refinance existing mortgage loans on terms we deem acceptable to generate additional liquidity.  Additionally, in the ordinary course of our business, we sell properties when we determine that it is in our best interests, which also generates additional liquidity.  Further, since each of our encumbered properties is subject to a non-recourse mortgage (with standard carve-outs), if our in-house evaluation of the market value of such property is less than the principal balance outstanding on the mortgage loan, we may determine to convey, in certain circumstances, such property to the mortgagee in order to terminate our mortgage obligations, including payment of interest, principal and real estate taxes, with respect to such property.

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

Credit Facility

We can borrow up to $75 million pursuant to our revolving credit facility which is available to us for the acquisition of commercial real estate, repayment of mortgage debt, property improvements and general working capital purposes; provided, that if used for property improvements and working capital purposes, the amount outstanding for such purposes will not exceed the lesser of $15 million and 15% of the borrowing base and if used for working capital purposes, will not exceed $10 million. The facility matures December 31, 2018 and bears interest equal to the one month LIBOR rate plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 300 basis points if such ratio is greater than 65%. The applicable margin was 175 basis points at March 31, 2016 and 2015.  There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $75 million. The credit facility requires the maintenance of $3 million in average deposit balances.

The terms of our revolving credit facility include restrictions and covenants which limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At March 31, 2016, we were in compliance with the covenants under this facility.

Statement of Cash Flows

The following discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.

	Three Months Ended March 31,
(Amounts in thousands)	2016	2015
Cash flow provided by operating activities	$5,589	$6,335
Cash flow used in investing activities	(4,650)	(25,132)
Cash flow (used in) provided by financing activities	(3,138)	21,606
Net (decrease) increase in cash and cash equivalents	(2,199)	2,809
Cash and cash equivalents at beginning of year	12,736	20,344
Cash and cash equivalents at end of period	$10,537	$23,153

Our principal source of cash flows is from the operation of our properties. Our properties provide a relatively consistent stream of cash flows that provide us with the resources to fund operating expenses, debt service and quarterly dividends.

The decrease in cash flow provided by operating activities in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, is due primarily to a $650,000 lease termination fee received in the three months ended March 31, 2015.  Additionally, the decrease is related to the timing of cash receipts and cash expenditures in the normal course of operations.

The decrease in cash used in investing activities in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, is due primarily to the decrease in the purchases of, or investments in, real estate and unconsolidated joint ventures.

The increase in cash flow used in financing activities in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is due primarily to an increase in repayments of mortgages payable and a decrease in mortgage financings, as well as reduced proceeds (net of repayments) on the credit facility.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements other than with respect to our properties located in Sandy Springs, Georgia and Lakemoor, Illinois.  These properties generated $428,000 and $252,000 of rental income during the three months ended March 31, 2016 and 2015, respectively, and at March 31, 2016, our maximum exposure to loss with respect to these properties is $16.1 million, primarily representing the carrying value of the land. These properties are ground leases improved by multi-family properties and our leasehold position is subordinate to an aggregate of $60.1 million of mortgage debt incurred by our tenants, the owner/operators of the multi-family properties. We do not believe that this type of off-balance sheet arrangement has been or will be material to our liquidity and capital resource positions.  See Note 6 to our consolidated financial statements for additional information regarding these arrangements.

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

The table below provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
GAAP net income attributable to One Liberty Properties, Inc.	$3,287	$7,856
Add: depreciation of properties	4,124	3,650
Add: our share of depreciation of unconsolidated joint ventures	224	93
Add: amortization of deferred leasing costs	61	84
Add: Federal excise tax relating to gain on sales	11	39
Deduct: gain on sales of real estate	(787)	(5,392)
Deduct: purchase price fair value adjustment	—	(960)
Adjustments for non-controlling interests	(37)	1,505
NAREIT funds from operations applicable to common stock	6,883	6,875
Deduct: straight-line rent accruals and amortization of lease intangibles	(761)	(302)
Deduct: lease termination fee income	—	(650)
Add (deduct): our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	11	(1)
Add: amortization of restricted stock compensation	666	577
Add: prepayment costs on debt	423	568
Add: amortization and write-off of deferred financing costs	244	455
Add: our share of amortization of deferred financing costs of unconsolidated joint ventures	7	8
Adjustments for non-controlling interests	4	(208)
Adjusted funds from operations applicable to common stock	$7,477	$7,322

The table below provides a reconciliation of net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO:

	Three Months Ended March 31,
	2016	2015
GAAP net income attributable to One Liberty Properties, Inc.	$.18	$.48
Add: depreciation of properties	.25	.22
Add: our share of depreciation of unconsolidated joint ventures	.01	.01
Add: amortization of deferred leasing costs	—	—
Add: Federal excise tax relating to gain on sales	—	—
Deduct: gain on sales of real estate	(.04)	(.33)
Deduct: purchase price fair value adjustment	—	(.06)
Adjustments for non-controlling interests	—	.10
NAREIT funds from operations per share of common stock	.40	.42
Deduct: straight-line rent accruals and amortization of lease intangibles	(.04)	(.02)
Deduct: lease termination fee income	—	(.04)
Add (deduct): our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—
Add: amortization of restricted stock compensation	.04	.04
Add: prepayment costs on debt	.03	.03
Add: amortization and write-off of deferred financing costs	.01	.03
Add: our share of amortization of deferred financing costs of unconsolidated joint ventures	—	—
Adjustments for non-controlling interests	—	(.01)
Adjusted funds from operations per share of common stock	$.44	$.45

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

We utilize interest rate swaps to limit interest rate risk. These swaps are used for hedging purposes-not for speculation. We do not enter into interest rate swaps for trading purposes.  At March 31, 2016, our aggregate liability in the event of the early termination of our swaps was $8.7 million.

At March 31, 2016, we had 26 interest rate swap agreements outstanding (including two held by three of our unconsolidated joint ventures). The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of March 31, 2016, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have increased by approximately $9.2 million and the net unrealized loss on derivative instruments would have decreased by $9.2 million.  If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have decreased by approximately $9.4 million and the net unrealized loss on derivative instruments would have increased by $9.4 million. These changes would not have any impact on our net income or cash.

Our mortgage debt, after giving effect to interest rate swap agreements, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.

Our variable rate credit facility is sensitive to interest rate changes. At March 31, 2016, a 100 basis point increase of the interest rate on this facility would increase our related interest costs over the next twelve months by approximately $299,000 and a 100 basis point decrease of the interest rate would decrease our related interest costs over the next twelve months by approximately $128,000.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: May 10, 2016	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: May 10, 2016	/s/ David W. Kalish
David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)