Form 10-Q
period 2016-06-30
ONE LIBERTY PROPERTIES INC
filed 2016-08-05
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016, the registrant had 17,364,067 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Real estate investments, at cost
Land	$182,785	$186,994
Buildings and improvements	492,123	460,379
Total real estate investments, at cost	674,908	647,373
Less accumulated depreciation	89,620	85,116
Real estate investments, net	585,288	562,257

Properties held-for-sale	—	12,259
Investment in unconsolidated joint ventures	11,132	11,350
Cash and cash equivalents	35,557	12,736
Restricted cash	—	1,074
Unbilled rent receivable (including $712 related to properties held-for-sale in 2015)	12,707	13,577
Unamortized intangible lease assets, net	30,849	28,978
Escrow, deposits and other assets and receivables	6,257	4,268
Total assets	$681,790	$646,499

Liabilities and Equity
Liabilities:
Mortgages payable, net of $3,948 and $3,373 deferred financing costs, respectively	$351,849	$331,055
Line of credit, net of $422 and $506 deferred financing costs, respectively	24,928	17,744
Dividends payable	7,089	6,901
Accrued expenses and other liabilities	17,628	13,852
Unamortized intangible lease liabilities, net	14,244	14,521
Total liabilities	415,738	384,073
Commitments and contingencies
Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized; 16,686 and 16,292 shares issued and outstanding	16,686	16,292
Paid-in capital	240,505	232,378
Accumulated other comprehensive loss	(10,728)	(4,390)
Accumulated undistributed net income	17,857	16,215
Total One Liberty Properties, Inc. stockholders’ equity	264,320	260,495
Non-controlling interests in consolidated joint ventures	1,732	1,931
Total equity	266,052	262,426
Total liabilities and equity	$681,790	$646,499

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental income, net	$15,594	$14,992	$30,650	$28,886
Tenant reimbursements	1,639	790	2,927	1,572
Lease termination fee	—	—	—	650
Total revenues	17,233	15,782	33,577	31,108

Operating expenses:
Depreciation and amortization	4,398	3,921	8,583	7,655
General and administrative (see Note 11 for related party information)	2,671	2,390	5,280	4,782
Real estate expenses (see Note 11 for related party information)	2,159	1,273	4,334	2,607
Real estate acquisition costs (see Note 11 for related party information)	244	79	448	327
Federal excise and state taxes	78	124	154	198
Leasehold rent	77	77	154	154
Total operating expenses	9,627	7,864	18,953	15,723

Operating income	7,606	7,918	14,624	15,385

Other income and expenses:
Gain on sales of real estate, net	8,918	—	9,705	5,392
Purchase price fair value adjustment	—	—	—	960
Prepayment costs on debt	(154)	—	(577)	(568)
Equity in earnings (loss) of unconsolidated joint ventures	357	(183)	566	(36)
Other income	56	72	69	75
Interest:
Expense	(4,114)	(3,907)	(8,189)	(7,646)
Amortization and write-off of deferred financing costs	(210)	(186)	(455)	(641)

Net income	12,459	3,714	15,743	12,921
Net income attributable to non-controlling interests	(18)	(32)	(16)	(1,383)
Net income attributable to One Liberty Properties, Inc.	$12,441	$3,682	$15,727	$11,538

Weighted average number of common shares outstanding:
Basic	16,579	15,883	16,484	15,830
Diluted	16,686	15,983	16,591	15,930

Per common share attributable to common stockholders:
Basic	$.72	$.22	$.92	$.70
Diluted	$.72	$.22	$.91	$.70

Cash distributions declared per share of common stock	$.41	$.39	$.82	$.78

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$12,459	$3,714	$15,743	$12,921
Other comprehensive (loss) gain
Net unrealized (loss) gain on available-for-sale securities	—	(2)	—	1
Reclassification of gain on available-for-sale securities included in net income	(29)	—	(27)	—
Net unrealized (loss) gain on derivative instruments	(2,294)	1,190	(6,195)	456
One Liberty Properties Inc.’s share of joint venture net unrealized (loss) gain on derivative instruments	(31)	74	(136)	26
Other comprehensive (loss) gain	(2,354)	1,262	(6,358)	483

Comprehensive income	10,105	4,976	9,385	13,404
Net income attributable to non-controlling interests	(18)	(32)	(16)	(1,383)
Adjustment for derivative instruments attributable to non-controlling interests	5	(9)	20	(34)
Comprehensive income attributable to One Liberty Properties, Inc.	$10,092	$4,935	$9,389	$11,987

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Undistributed Net Income	Non- Controlling Interests in Consolidated Joint Ventures	Total
Balances, December 31, 2014	$15,728	$219,867	$(3,195)	$21,876	$1,628	$255,904
Distributions - common stock Cash - $.78 per share	—	—	—	(12,801)	—	(12,801)
Shares issued through equity offering program — net	51	1,043	—	—	—	1,094
Restricted stock vesting	72	(72)	—	—	—	—
Shares issued through dividend reinvestment plan	74	1,681	—	—	—	1,755
Contribution from non-controlling interest	—	—	—	—	663	663
Distributions to non-controlling interests	—	—	—	—	(1,633)	(1,633)
Compensation expense - restricted stock	—	1,162	—	—	—	1,162
Net income	—	—	—	11,538	1,383	12,921
Other comprehensive income	—	—	449	—	34	483
Balances, June 30, 2015	$15,925	$223,681	$(2,746)	$20,613	$2,075	$259,548

Balances, December 31, 2015	$16,292	$232,378	$(4,390)	$16,215	$1,931	$262,426
Distributions - common stock Cash - $.82 per share	—	—	—	(14,085)	—	(14,085)
Shares issued through equity offering program — net	258	5,549	—	—	—	5,807
Restricted stock vesting	73	(73)	—	—	—	—
Shares issued through dividend reinvestment plan	63	1,245	—	—	—	1,308
Contribution from non-controlling interest	—	—	—	—	30	30
Distributions to non-controlling interests	—	—	—	—	(225)	(225)
Compensation expense - restricted stock	—	1,406	—	—	—	1,406
Net income	—	—	—	15,727	16	15,743
Other comprehensive loss	—	—	(6,338)	—	(20)	(6,358)
Balances, June 30, 2016	$16,686	$240,505	$(10,728)	$17,857	$1,732	$266,052

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$15,743	$12,921
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	(9,705)	(5,392)
Purchase price fair value adjustment	—	(960)
Gain on available-for-sale securities	(27)	—
Increase in unbilled rent receivable	(1,141)	(879)
Write-off of unbilled rent receivable	7	226
Decrease in rental income and tenant reimbursements resulting from bad debt expense	190	—
Amortization of intangibles relating to leases, net	(294)	(326)
Amortization of restricted stock expense	1,406	1,162
Equity in (earnings) loss of unconsolidated joint ventures	(566)	36
Distributions of earnings from unconsolidated joint ventures	394	394
Depreciation and amortization	8,583	7,655
Amortization and write-off of deferred financing costs	455	641
Payment of leasing commissions	(874)	(639)
Increase in escrow, deposits, other assets and receivables	(1,015)	(36)
Decrease in accrued expenses and other liabilities	(1,521)	(351)
Net cash provided by operating activities	11,635	14,452

Cash flows from investing activities:
Purchase of real estate	(47,268)	(31,748)
Improvements to real estate	(2,041)	(1,024)
Net proceeds from sales of real estate	40,051	16,025
Purchase of partner’s interest in unconsolidated joint venture	—	(6,300)
Investment in unconsolidated joint ventures	—	(12,686)
Net proceeds from sale of available-for-sale securities	33	—
Distributions of capital from unconsolidated joint ventures	253	733
Net cash used in investing activities	(8,972)	(35,000)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(4,216)	(3,769)
Repayment of mortgages payable	(38,115)	(25,308)
Proceeds from mortgage financings	63,700	40,768
Proceeds from sale of common stock, net	5,807	1,094
Proceeds from bank line of credit	39,500	35,900
Repayment on bank line of credit	(32,400)	(18,900)
Issuance of shares through dividend reinvestment plan	1,308	1,755
Payment of financing costs	(1,334)	(523)
Capital contributions from non-controlling interests	30	663
Distributions to non-controlling interests	(225)	(1,633)
Cash distributions to common stockholders	(13,897)	(12,701)
Net cash provided by financing activities	20,158	17,346

Net increase (decrease) in cash and cash equivalents	22,821	(3,202)
Cash and cash equivalents at beginning of year	12,736	20,344
Cash and cash equivalents at end of period	$35,557	$17,142

Continued on next page

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

	Six Months Ended June 30,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$8,207	$7,773
Cash paid during the period for Federal excise tax	190	300

Supplemental schedule of non-cash investing and financing activities:
Mortgage debt extinguished upon conveyance of the Company’s Morrow, Georgia property to mortgagee by deed-in-lieu of foreclosure	$—	$1,466
Consolidation of real estate investment	—	2,633
Purchase accounting allocation — intangible lease assets	3,967	2,529
Purchase accounting allocation — intangible lease liabilities	(336)	(4,782)

See accompanying notes to consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2016

Note 1 — Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland.  OLP is a self-administered and self-managed real estate investment trust (“REIT”).  OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of retail, industrial, flex and health and fitness properties, many of which are subject to long-term net leases.  As of June 30, 2016, OLP owns 116 properties, including seven properties owned by consolidated joint ventures and five properties owned by unconsolidated joint ventures. The 116 properties are located in 30 states.

Note 2 — Summary Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in OLP’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

June 30, 2016 (Continued)

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

June 30, 2016 (Continued)

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

Diluted earnings per share reflects the potential dilution that could occur if securities or other rights exercisable for, or convertible into, common stock were exercised or converted or

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2016  (Continued)

Note 3 — Earnings Per Common Share (Continued)

otherwise resulted in the issuance of common stock that shared in the earnings of the Company.  For the three and six months ended June 30, 2016 and 2015, the diluted weighted average number of shares of common stock includes 107,000 and 100,000 shares, respectively (of an aggregate of 200,000 shares) of common stock underlying the restricted stock units awarded pursuant to the Pay-For-Performance program.  These amounts include 100,000 shares that would be issued pursuant to a metric based on the market price and dividends paid at the end of each quarterly period, assuming the end of that quarterly period was the end of the vesting period.  Of the remaining 100,000 shares of common stock underlying the restricted stock units awarded under the Pay-For-Performance program (the “ROC Shares”), 7,000 shares are included in the diluted weighted average in the three and six months ended June 30, 2016 and, as they did not meet the return on capital performance metric during the three and six months ended June 30, 2015, none of the ROC Shares were included in the corresponding periods in 2015.

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator for basic and diluted earnings per share:
Net income	$12,459	$3,714	$15,743	$12,921
Less net income attributable to non-controlling interests	(18)	(32)	(16)	(1,383)
Less earnings allocated to unvested restricted stock (a)	(436)	(210)	(554)	(420)
Net income available for common stockholders, basic and diluted	$12,005	$3,472	$15,173	$11,118

Denominator for basic earnings per share:
Weighted average common shares	16,579	15,883	16,484	15,830
Effect of diluted securities:
Restricted stock units awarded under Pay-for-Performance program	107	100	107	100
Denominator for diluted earnings per share:
Weighted average shares	16,686	15,983	16,591	15,930

Earnings per common share, basic	$.72	$.22	$.92	$ . 70
Earnings per common share, diluted	$.72	$.22	$.91	$ . 70

Net income attributable to One Liberty Properties, Inc. common stockholders, net of non-controlling interests	$12,441	$3,682	$15,727	$11,538

(a)         Represents an allocation of distributed earnings to unvested restricted stock which, as participating securities, are entitled to receive dividends.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2016 (Continued)

Note 4 — Real Estate Acquisitions

The following chart details the Company’s acquisitions of real estate during the six months ended June 30, 2016 (amounts in thousands):

Description of Property	Date Acquired	Contract Purchase Price	Terms of Payment	Third Party Real Estate Acquisition Costs (a)
Multi-tenant industrial facility, Greenville, South Carolina (b)	March 30, 2016	$8,100	All cash	$95
Multi-tenant industrial facility, Greenville, South Carolina (b)	March 30, 2016	8,950	All cash	94
Toro distribution facility, El Paso, Texas	June 3, 2016	23,695	All cash	70
4 Advanced Auto retail locations, Ohio	June 16, 2016	6,523	Cash and $4,300 mortgage (c)	115
Other costs (d)		—		74
Totals		$47,268		$448

(a)         Included as an expense in the accompanying consolidated statement of income.

(b)         These properties are adjacent to one another.

(c)          The new mortgage debt, which was obtained simultaneously with the acquisition of the property, bears interest at 3.24%, matures July 1, 2026, and is comprised of four individual loans, which are cross-collateralized.

(d)         Costs incurred for properties purchased in 2015, potential future acquisitions and transactions that were not consummated.

The following chart provides the allocation of the purchase price for the Company’s acquisitions of real estate during the six months ended June 30, 2016 (amounts in thousands):

			Building	Intangible Lease
Description of Property	Land	Building	Improvements	Asset	Liability	Total
Multi-tenant industrial facility, Greenville, South Carolina	$693	$6,718	$175	$514	$—	$8,100
Multi-tenant industrial facility, Greenville, South Carolina	528	7,893	181	441	(93)	8,950
Toro distribution facility, El Paso, Texas (a)	3,691	17,525	379	2,100	—	23,695
4 Advanced Auto retail locations, Ohio (a)	653	5,012	189	912	(243)	6,523
Totals	$5,565	$37,148	$924	$3,967	$(336)	$47,268

(a)         The Company is in the process of finalizing the purchase price allocations for the properties acquired during the three months ended June 30, 2016; therefore the allocations are preliminary and subject to change.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2016 (Continued)

Note 4 — Real Estate Acquisitions (Continued)

As of June 30, 2016, the weighted average amortization period is 6.3 years for these intangible lease assets and 13.5 years for these intangible lease liabilities. The Company assessed the fair value of the lease intangibles based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 (as defined in Note 15) in the fair value hierarchy.

The properties purchased by the Company during the six months ended June 30, 2016 are each 100% occupied.  Each of the Greenville, South Carolina properties is net leased by three unrelated tenants pursuant to leases which expire between 2017 and 2021.  The El Paso, Texas property is net leased by a single tenant pursuant to two separate coterminous leases which expire in 2022.  The four Ohio properties are net leased by a single tenant pursuant to four separate leases, three of which expire in 2026 and one of which expires in 2025.

On March 31, 2015, the Company purchased for $6,300,000, its partner’s 50% interest in an unconsolidated joint venture that owned a property in Lincoln, Nebraska, and as a result, the Company obtained a controlling financial interest. In consolidating the investment, the Company recorded a purchase price fair value adjustment of $960,000 on the consolidated statement of income, representing the difference between the book value of its preexisting equity investment on the March 31, 2015 purchase date and the fair value of the net assets acquired.

Acquisition Subsequent to June 30, 2016

On August 2, 2016, the Company purchased for $10,500,000 land located in Wheaton, Illinois improved by a 342 unit apartment complex. Simultaneous with the purchase, (i) the Company leased the land to the owner/operator of the complex pursuant to a triple net ground lease (expiring in 2046) and (ii) the owner/operator obtained a $39,400,000 mortgage from a third party, which, together with the Company’s purchase of the land, provided substantially all of the aggregate funds to acquire the complex. The Company provided the land as collateral for the owner/operator’s mortgage loan; accordingly the Company’s land position is subordinate to the mortgage. The owner/operator is an affiliate of the owner/operator of the Lakemoor, Illinois property discussed in Note 6.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2016 (Continued)

Note 5 — Sale of Properties

The following chart details the Company’s sales of real estate during the six months ended June 30, 2016 (amounts in thousands):

Description of Property	Date Sold	Sales Price	Gain on Sale of Real Estate, Net
Portfolio of eight retail properties, Louisiana and Mississippi (a)	February 1, 2016	$13,750	$787
Retail property, Killeen, Texas (b)	May 19, 2016	3,100	980
Land, Sandy Springs, Georgia	June 15, 2016	8,806	2,278
Industrial property, Tomlinson, Pennsylvania (c)	June 30, 2016	14,800	5,660
Totals		$40,456	$9,705

(a)         In connection with the sale, the Company paid off the $7,801 mortgage balance on these properties and incurred a $380 expense for the early termination of the mortgage (included in Prepayment costs on debt) and a $26 write-off of deferred financing costs (included in Amortization and write-off of deferred financing costs).  As a result of the sale, the Company also wrote-off, as a reduction to Gain on sale of real estate, net, $706 of unbilled straight-line rent receivable, $79 of intangible lease assets and $54 of tenant origination costs.  At December 31, 2015, the Company classified the net book value of the land and buildings, intangible lease assets and tenant origination costs totaling $12,259 as Properties held-for-sale.

(b)         As a result of the sale, the Company wrote-off, as a reduction to Gain on sale of real estate, net, $37 of unbilled straight-line rent receivable.

(c)          In connection with the sale, the Company paid off the $5,272 mortgage balance on this property and incurred a $154 swap termination fee (included in Prepayment costs on debt) and a $30 write-off of deferred financing costs (included in Amortization and write-off of deferred financing costs).  As a result of the sale, the Company wrote-off, as a reduction to Gain on sale of real estate, net, $1,262 of unbilled straight-line rent receivable, $36 of intangible lease assets and $75 of tenant origination costs.

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

June 30, 2016 (Continued)

Note 6 — Variable Interest Entities, Contingent Liabilities and Consolidated Joint Ventures

Variable Interest Entities — Ground Leases

In June 2014, the Company purchased land for $6,510,000 in Sandy Springs, Georgia, improved with a 196 unit apartment complex, and in March 2015, the Company purchased land for $9,300,000 in Lakemoor, Illinois, improved with a 496 unit apartment complex.  With each purchase, the Company simultaneously entered into a triple net ground lease with the owner/operator of the applicable complex.  The Company sold the Sandy Springs, Georgia land on June 15, 2016 (see Note 5) to an unrelated third party.

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

The Company further determined that for each acquisition it is not the primary beneficiary because the Company does not have the power to direct the activities that most significantly impact the owner/operator’s economic performance, such as management, operational budgets and other rights, including leasing of the units, and therefore, does not consolidate the VIEs for financial statement purposes.  Accordingly, the Company accounts for these investments as land and the revenues from the ground leases as Rental income, net.  Such rental income amounted to $434,000 and $862,000 for the three and six months ended June 30, 2016, respectively and $460,000 and $711,000 for the three and six months ended June 30, 2015.

The carrying amount and maximum exposure to loss at June 30, 2016 of the Company’s variable interest in the Lakemoor, Illinois is $9,606,000, consisting of land of $9,592,000 and unbilled rent receivable of $14,000.

Pursuant to the terms of the ground lease for the property in Sandy Springs, Georgia, the owner/operator was obligated to make certain unit renovations as and when units became vacant.  The cash reserve balance was $1,074,000 at December 31, 2015, and was classified as Restricted cash on the consolidated balance sheet. In connection with the sale of the property on June 15, 2016, the entire restricted cash balance was disbursed to the owner/operator.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2016 (Continued)

Note 6 — Variable Interest Entities, Contingent Liabilities and Consolidated Joint Ventures (Continued)

Variable Interest Entity — Consolidated Joint Ventures

A joint venture in which the Company has a 95% equity interest, acquired a property located in Joppa, Maryland.  (The Company also had a senior preferred equity interest until May 2016 when the joint venture obtained a mortgage on its property and a portion of such mortgage proceeds was used to repay the $6,280,000 preferred interest to the Company, including accrued interest of $455,000.) The Company had historically determined that this joint venture was a VIE.  As a result of the adoption of ASU 2015-02, the Company re-assessed its evaluation and determined this venture is still a VIE as the non-controlling interests do not have substantive kick-out or participating rights.

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

The following is a summary of the consolidated VIEs’ carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	June 30, 2016	December 31, 2015
Land	$18,400	$18,400
Buildings and improvements, net of depreciation of $2,621 and $2,076, respectively	34,134	34,287
Cash	2,426	1,960
Unbilled rent receivable	640	330
Unamortized intangible lease assets, net	1,793	1,996
Escrow, deposits and other assets and receivables	1,411	752
Mortgages payable, net of deferred financing costs of $666 and $438, respectively	36,285	25,926
Accrued expenses and other liabilities	1,154	793
Unamortized intangible lease liabilities, net	2,294	2,392
Accumulated other comprehensive loss	(333)	(126)
Non-controlling interests in consolidated joint ventures	1,732	1,931

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2016 (Continued)

Note 6 — Variable Interest Entities, Contingent Liabilities and Consolidated Joint Ventures (Continued)

MCB Real Estate, LLC and its affiliates (“MCB”) are the Company’s joint venture partner in five consolidated joint ventures.  At June 30, 2016, the Company has aggregate equity investments of approximately $10,358,000 in such ventures.

A joint venture with MCB, in which the Company has a net equity investment of $2,895,000, owns a property formerly operated as a Pathmark supermarket in Philadelphia, Pennsylvania. In July 2015, this tenant filed for Chapter 11 bankruptcy protection, rejected the lease, and in late September 2015, vacated the property. This tenant accounted for approximately 1.2% of the Company’s rental income for each of the three and six months ended June 30, 2015.  At June 30, 2016, the mortgage debt on, and the net book value of, such property is $4,455,000 and $7,246,000, respectively. The Company has determined that no impairment charge is required currently with respect to this property.

Distributions by Consolidated Joint Ventures

Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and may not be pro rata to the equity interest each partner has in the applicable venture.

Note 7 — Investment in Unconsolidated Joint Ventures

At June 30, 2016 and December 31, 2015, the Company’s five unconsolidated joint ventures each own and operate one property.  Such ventures are not considered VIEs (see Note 2).  The Company’s equity investment in such unconsolidated joint ventures at such dates totaled $11,132,000 and $11,350,000, respectively. The Company recorded equity in earnings of $357,000 and $566,000 for the three and six months ended June 30, 2016 and equity in loss of $183,000 and $36,000 for the three and six months ended June 30, 2015. The loss in the three and six months ended June 30, 2015 resulted from the Company’s share of the acquisition expenses associated with the June 2015 purchase of a property located in Manahawkin, New Jersey.

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

Note 9 — Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of a tenant to make required rent payments.  If the financial condition of a specific tenant were to deteriorate adversely impacting its ability to make payments,

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2016 (Continued)

Note 9 — Allowance for Doubtful Accounts (Continued)

additional allowances may be required.  At June 30, 2016 and December 31, 2015, there was no balance in allowance for doubtful accounts.

The Company records bad debt expense as a reduction of rental income and/or tenant reimbursements. On March 2, 2016, Sports Authority Inc., the tenant at the Company’s Greenwood Village, Colorado property, filed for Chapter 11 bankruptcy protection and on June 30, 2016, such tenant vacated the property. This tenant accounted for less than 1% of the Company’s rental income for the three and six months ended June 30, 2016 and 2015.  For the three and six months ended June 30, 2016, the Company recorded an aggregate bad debt expense of $37,000 and $190,000, respectively, relating to rental income and tenant reimbursements due from this tenant.  The Company is marketing the property, which at June 30, 2016 has a net book value of $2,711,000, for sale or lease and has determined that no impairment charge is required currently with respect to this property. In July 2016, the Company received a $466,000 payment from the Colorado Department of Transportation as a deposit against any eventual settlement for the taking of approximately 5% of the land associated with this property, which includes approximately 20 parking spaces.

Note 10 — Debt Obligations

Mortgages Payable

On January 1, 2016, the Company adopted ASU 2015-03, Interest — Imputation of Interest — Simplifying the Presentation of Debt Issuance Costs, which amends the balance sheet presentation for debt issuance costs.  Under the amended guidance, a company will present unamortized debt issuance costs as a direct deduction from the carrying amount of that debt liability with retrospective application for all prior periods presented.  The adoption of this ASU had no impact on the Company’s previously reported consolidated financial statements.

As a result of the adoption of this guidance, the following table depicts the adjustments to the Company’s previously reported consolidated balance sheet amounts at December 31, 2015 (amounts in thousands):

	As Previously Reported	As Adjusted
Unamortized deferred financing costs, net	$3,914	$—
Escrow, deposits and other assets and receivables	4,233	4,268
Total assets	650,378	646,499
Mortgages payable	334,428	331,055
Line of credit	18,250	17,744
Total liabilities	387,952	384,073
Total liabilities and equity	650,378	646,499

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2016 (Continued)

Note 10 — Debt Obligations (Continued)

The following table details the Mortgages payable, net, balances per the consolidated balance sheets at June 30, 2016 and December 31, 2015 (amounts in thousands):

	June 30, 2016	December 31, 2015
Mortgages payable, gross	$355,797	$334,428
Unamortized deferred financing costs	(3,948)	(3,373)
Mortgages payable, net	$351,849	$331,055

At June 30, 2016 and December 31, 2015, $399,000 and $35,000, respectively, is included in other assets on the consolidated balance sheets representing unamortized deferred financing costs incurred for which the related mortgage debt has not yet been incurred.

Line of Credit

The Company has a $75,000,000 credit facility with Manufacturers & Traders Trust Company, VNB New York, LLC, Bank Leumi USA and Israel Discount Bank of New York which matures December 31, 2018.  The facility provides that the Company pay an interest rate equal to the one month LIBOR rate plus an applicable margin ranging from 175 basis points to 300 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility.  The applicable margin was 175 basis points at June 30, 2016 and 2015.  An unused facility fee of .25% per annum applies to the facility.  The average interest rate on the facility was approximately 2.19% and 1.93% for the six months ended June 30, 2016 and 2015, respectively.  The Company was in compliance with all covenants at June 30, 2016.

The following table details the Line of credit, net, balances per the consolidated balance sheets at June 30, 2016 and December 31, 2015 (amounts in thousands):

	June 30, 2016	December 31, 2015
Line of credit, gross	$25,350	$18,250
Unamortized deferred financing costs	(422)	(506)
Line of credit, net	$24,928	$17,744

At August 2, 2016, there was an outstanding balance of $2,000,000 (before unamortized deferred financing costs) under the facility.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2016 (Continued)

Note 11 — Related Party Transactions

Effective January 1, 2016, pursuant to the compensation and services agreement, as amended, with Majestic Property Management Corp., a company wholly-owned by the Company’s vice-chairman, property management fees are paid based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively.  The Company does not pay Majestic property management fees with respect to properties managed by third parties.  Pursuant to the compensation and services agreement, the Company paid $672,000 and $1,324,000 (including property management fees of $261,000 and $503,000) for the three and six months ended June 30, 2016, respectively.  For the three and six months ended June 30, 2015, such fees were $634,000 and $1,264,000 (including property management fees of $223,000 and $446,000, respectively).  The three and six months ended June 30, 2016 and 2015 includes overhead fees of $49,000 and $98,000, respectively. Included in Other assets on the consolidated balance sheet at June 30, 2016, is a $21,000 prepayment of management fees to Majestic; such amount was deducted from a fee for a subsequent month.

For 2016 and 2015, the Company agreed to pay quarterly fees of $65,625 to the Company’s chairman and $26,250 to the Company’s vice-chairman.

Executive officers and others providing services under the compensation and services agreement were awarded shares of restricted stock and restricted stock units under the Company’s stock incentive plans (described in Note 14).  The costs of the plans charged to the Company’s operations applicable to the executive officers and others providing services under the compensation and services agreement amounted to $382,000 and $726,000 for the three and six months ended June 30, 2016, and $312,000 and $622,000 for the three and six months ended June 30, 2015.

The fees paid under the compensation and services agreement (except for the property management fees which are included in Real estate expenses), the chairman and vice-chairman fees, the costs of the stock incentive plans, and the rent expense are included in General and administrative expense on the consolidated statements of income.

The Company obtains its property insurance in conjunction with Gould and reimburses Gould annually for the Company’s insurance cost relating to its properties. Included in Real estate expenses on the consolidated statements of income is insurance expense of $101,000 and $202,000 for the three and six months ended June 30, 2016, and $57,000 and $114,000 for the three and six months ended June 30, 2015.

During the three and six months ended June 30, 2016 and the three and six months ended June 30, 2015, the Company paid an aggregate of $36,000, $88,000, $33,000 and $138,000, respectively, to its joint venture partners or their affiliates for property management and acquisition fees, which are included in Real estate expenses and Real estate acquisition costs on the consolidated statements of income.  Additionally, in the three and six months

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2016 (Continued)

Note 11 — Related Party Transactions (Continued)

ended June 30, 2016 and the three and six months ended June 30, 2015, an unconsolidated joint venture of the Company paid fees of $37,000, $72,000, $326,000 and $326,000 to the other partner of the venture, of which $19,000, $36,000, $163,000 and $163,000, respectively, reduced Equity in earnings of unconsolidated joint ventures on the consolidated statements of income.

Note 12 — Common Stock Cash Dividend

On June 10, 2016, the Board of Directors declared a quarterly cash dividend of $.41 per share on the Company’s common stock, totaling $7,089,000. The quarterly dividend was paid on July 7, 2016 to stockholders of record on June 24, 2016.

Note 13 — Shares Issued through Equity Offering Program

On March 20, 2014, the Company entered into an amended and restated equity offering sales agreement to sell shares of the Company’s common stock from time to time with an aggregate sales price of up to approximately $38,360,000, through an “at the market” equity offering program.  During the six months ended June 30, 2016, the Company sold 258,629 shares for proceeds of $5,890,000, net of commissions of $59,000, and incurred offering costs of $83,000 for professional fees.  Subsequent to June 30, 2016 and through July 8, 2016, the Company sold 34,144 shares for proceeds of $813,000, net of commissions of $8,000.

Note 14 — Stock Based Compensation

The Company’s 2016 Incentive Plan, approved by the Company’s stockholders in June 2016, permits the Company to grant, among other things, stock options, restricted stock units, performance share awards and dividend equivalent rights and any one or more of the foregoing to its employees, officers, directors and consultants. A maximum of 750,000 shares of the Company’s common stock is authorized for issuance pursuant to this Plan. An aggregate of 805,000 shares of restricted stock and restricted stock units are outstanding under the Company’s 2012 and 2009 equity incentive plans (collectively, the “Prior Plans”) and have not yet vested.  No additional awards may be granted under the Prior Plans. For accounting purposes, the restricted stock is not included in the shares shown as outstanding on the balance sheet until they vest; however, dividends are paid on the unvested shares.

Pursuant to the Pay-for-Performance program, there are 200,000 performance share awards in the form of restricted stock units (the “Units”) outstanding under the Company’s 2009 Incentive Plan. The holders of Units are not entitled to dividends or to vote the underlying shares until the Units vest and shares are issued. Accordingly, for accounting purposes, the shares underlying the Units are not included in the shares shown as outstanding on the balance sheet.  No Units were forfeited or vested during the six months ended June 30, 2016.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2016 (Continued)

Note 14 — Stock Based Compensation (Continued)

The following is a summary of the activity of the equity incentive plans excluding, except as otherwise noted, the 200,000 Units:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Restricted share grants	—	—	139,225	129,975
Per share grant price	—	—	$21.74	$24.60
Deferred compensation to be recognized over vesting period	—	—	$3,027,000	$3,197,000
Number of non-vested shares:
Non-vested beginning of period	605,000	540,285	538,755	480,995
Grants	—	—	139,225	129,975
Vested during period	—	(1,295)	(72,730)	(71,980)
Forfeitures	—	—	(250)	—
Non-vested end of period	605,000	538,990	605,000	538,990

The following information includes the 200,000 Units:

Average per share value of non-vested shares (based on grant price)	$18.00	$17.12	$18.00	$17.12

Value of shares vested during the period (based on grant price)	$—	$21,000	$1,177,000	$607,000

Average value of shares forfeited during the period (based on grant price)	$—	$—	$21.05	$—

The total charge to operations for all incentive plans is as follows:
Outstanding restricted stock grants	$641,000	$555,000	$1,291,000	$1,103,000
Outstanding restricted stock units	99,000	30,000	115,000	59,000
Total charge to operations	$740,000	$585,000	$1,406,000	$1,162,000

As of June 30, 2016, there were approximately $7,417,000 of total compensation costs related to non-vested awards that have not yet been recognized, including $130,000 related to the Units (net of forfeiture and performance assumptions which are re-evaluated quarterly). These compensation costs will be charged to general and administrative expense over the remaining respective vesting periods. The weighted average vesting period is approximately 2.3 years.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2016 (Continued)

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

At June 30, 2016, the $371,766,000 estimated fair value of the Company’s mortgages payable is more than their $355,797,000 carrying value (before unamortized deferred financing costs) by approximately $15,969,000 assuming a blended market interest rate of 3.73% based on the 9.8 year weighted average remaining term of the mortgages.  At December 31, 2015, the $346,614,000 estimated fair value of the Company’s mortgages payable is more than their $334,428,000 carrying value (before unamortized deferred financing costs) by approximately $12,186,000 assuming a blended market interest rate of 4.07% based on the 8.9 year weighted average remaining term of the mortgages.

At June 30, 2016 and December 31, 2015, the carrying amount of the Company’s line of credit (before unamortized deferred financing costs) of $25,350,000 and $18,250,000, respectively, approximates its fair value.

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

June 30, 2016 (Continued)

Note 15 — Fair Value Measurements (Continued)

Fair Value on a Recurring Basis

The fair value of the Company’s available-for-sale securities and derivative financial instruments was determined using the following inputs (amounts in thousands):

			Fair Value Measurements
		Carrying and	on a Recurring Basis
	As of	Fair Value	Level 1	Level 2
Financial assets:
Available-for-sale securities:
Equity securities	June 30, 2016	$—	$—	$—
	December 31, 2015	32	32	—
Financial liabilities:
Derivative financial instruments:
Interest rate swaps	June 30, 2016	$10,502	$—	$10,502
	December 31, 2015	4,299	—	4,299

The Company does not own any financial instruments that are classified as Level 3.

Available-for-sale securities

At December 31, 2015, the Company’s available-for-sale securities was a $32,000 investment in equity securities (included in other assets on the consolidated balance sheet). The aggregate cost of these securities was $5,300 and at December 31, 2015, the unrealized gain of $27,000 was included in accumulated other comprehensive loss on the consolidated balance sheet.  Fair value was approximated based on current market quotes from financial sources that track such securities. During the three and six months ended June 30, 2016, the Company sold such equity securities for gross proceeds of $33,000 and recognized a gain of $27,000 (included in other income on the consolidated statement of income).

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2016 (Continued)

Note 15 — Fair Value Measurements (Continued)

the likelihood of default by the Company and its counterparty.  As of June 30, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

As of June 30, 2016, the Company had entered into 30 interest rate derivatives, all of which were interest rate swaps, related to 30 outstanding mortgage loans with an aggregate $143,656,000 notional amount and mature between 2018 and 2028 (weighted average remaining maturity of 8.4 years).  Such interest rate swaps, all of which were designated as cash flow hedges, converted LIBOR based variable rate mortgages to fixed annual rate mortgages (with interest rates ranging from 3.02% to 5.75% and a weighted average interest rate of 4.15% at June 30, 2016).  The fair value of the Company’s derivatives designated as hedging instruments in asset and liability positions reflected as other assets or other liabilities on the consolidated balance sheets were $0 and $10,502,000, respectively, at June 30, 2016, and $0 and $4,299,000, respectively, at December 31, 2015.

Three of the Company’s unconsolidated joint ventures, in which wholly-owned subsidiaries of the Company are 50% partners, had two interest rate derivatives outstanding at June 30, 2016 with an aggregate $10,870,000 notional amount.  These interest rate swaps, which were designated as cash flow hedges, have interest rates of 3.49% and 5.81% and mature in 2022 and 2018, respectively.

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
One Liberty Properties, Inc. and Consolidated Subsidiaries
Amount of (loss) gain recognized on derivatives in Other comprehensive loss	$(3,079)	$732	$(7,582)	$(891)
Amount of loss reclassification from Accumulated other comprehensive loss into Interest expense	(785)	(458)	(1,387)	(1,347)

Unconsolidated Joint Ventures (Company’s share)
Amount of (loss) gain recognized on derivatives in Other comprehensive loss	$(55)	$46	$(185)	$(25)
Amount of loss reclassification from Accumulated other comprehensive loss into Equity in earnings of unconsolidated joint ventures	(24)	(29)	(49)	(51)

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2016 (Continued)

Note 15 — Fair Value Measurements (Continued)

No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges for the three and six months ended June 30, 2016 and 2015.  During the twelve months ending June 30, 2017, the Company estimates an additional $2,458,000 will be reclassified from other Accumulated comprehensive loss as an increase to Interest expense and $92,000 will be reclassified from Accumulated other comprehensive loss as a decrease to Equity in earnings of unconsolidated joint ventures.

The derivative agreements in effect at June 30, 2016 provide that if the wholly-owned subsidiary of the Company which is a party to the agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to one of the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, then the Company could be held liable for such swap breakage losses, if any.  During the six months ended June 30, 2016, the Company terminated three interest rate swaps in connection with the early payoff of the related mortgages, and during the six months ended June 30, 2015, the Company terminated one interest rate swap in connection with the sale of its Cherry Hill, New Jersey property. The Company accelerated the reclassification of amounts in other comprehensive loss to earnings as a result of these hedged forecasted transactions being terminated.  During the three and six months ended June 30, 2016, the accelerated amounts were losses of $154,000 and $178,000, respectively, and during the six months ended June 30, 2015, the accelerated amount was a loss of $472,000, all of which are included in Prepayment costs on debt on the consolidated statements of income.

As of June 30, 2016, the fair value of the derivatives in the liability position, including accrued interest and excluding any adjustments for nonperformance risk, was approximately $11,277,000.  In the event that the Company breaches any of the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $11,277,000.  This termination liability value, net of $775,000 adjustments for accrued interest and nonperformance risk, or $10,502,000, is included in Accrued expenses and other liabilities on the consolidated balance sheet at June 30, 2016.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2016 (Continued)

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

June 30, 2016 (Continued)

Note 16 — New Accounting Pronouncements (Continued)

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

Note 17 — Subsequent Events

Subsequent events have been evaluated and except as disclosed in Note 4 (Real Estate Acquisitions), Note 9 (Allowance for Doubtful Accounts), Note 10 (Debt Obligations), Note 12 (Common Stock Cash Dividend) and Note 13 (Shares Issued Through Equity Offering Program), there were no other events relative to the Company’s consolidated financial statements that require additional disclosure.

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

Acquisitions, Sales, Financings and Other Developments During the Six Months Ended June 30, 2016

We acquired seven properties for an aggregate purchase price of $47.3 million. These acquisitions contributed $462,000 and $468,000 of rental income and $203,000 and $222,000 of depreciation expense during the three and six months ended June 30, 2016, respectively. We estimate that commencing July 1, 2016, the rental income from these seven properties will be $829,000 per quarter and depreciation expense will be $370,000 per quarter.

We sold 11 properties (the “Sold Properties”), including a portfolio of eight convenience stores (the “Pantry Portfolio”), for an aggregate sales price of $40.5 million and an aggregate net gain of $9.7 million, before giving effect to prepayment costs on debt of $534,000. For the six months ended June 30, 2016 and 2015, the Sold Properties accounted for approximately (i) $927,000, or 3.0%, and $1.8 million, or 6.1%,respectively, of our rental income, and (ii) an aggregate of $329,000 and $655,000, respectively, of depreciation and amortization expense, mortgage interest expense and amortization of deferred financing costs.

We obtained $63.7 million of gross proceeds from mortgage financings and refinancings, including $14.1 million of proceeds derived from refinancings. The weighted average interest rate on the $63.7 million of mortgage debt is 3.6% and the weighted average remaining term is 11.57 years.

We raised $5.8 million from the issuance of 258,000 shares of common stock pursuant to our at-the-market equity offering program and issued 63,000 shares of common stock through our dividend reinvestment program in lieu of paying dividends of approximately $1.3 million.

On March 2, 2016, the tenant that leased a property operated as a Sports Authority retail store located in Greenwood Village, Colorado filed for Chapter 11 bankruptcy protection and on June 30, 2016, such tenant vacated the property. This tenant accounted for $178,000 and $224,000, or less than 1% of our rental income, for the six months ended June 30, 2016 and 2015, respectively. We are in the process of marketing the property for sale or lease and have determined that no impairment charge is required currently with respect to this property. In July 2016, the Company received a $466,000 payment from the Colorado Department of Transportation (the “CDOT”) as a deposit against any eventual settlement for the taking of approximately 5% of the land associated with this property, which includes approximately 20 parking spaces.  We are negotiating with the CDOT regarding additional compensation for this taking, although no assurance can be given that we will be successful in this regard. We may be required to expend all or a portion of the proceeds we have already received from the CDOT to repurpose the property for a replacement tenant.

Acquisitions Subsequent to June 30, 2016

On August 2, 2016, we purchased for $10.5 million land located in Wheaton, Illinois improved by a 342 unit apartment complex.  Our annual rental income from this property is approximately $1.1 million. See “ — Off Balance Sheet Arrangements” for further information.

We anticipate acquiring for $14.2 million, a 131,710 square foot shopping center located on 9.7 acres in St. Louis Park, Minnesota and leased to two tenants.  The weighted average remaining term of the leases is approximately 3.2 years.  We expect this acquisition, subject to satisfaction of customary closing conditions, will be completed in August 2016. The base rent from this property during the twelve months ending August 31, 2017 will be approximately $1.1 million.

Overview

We are a self-administered and self-managed real estate investment trust, incorporated in Maryland in 1982.  We acquire, own and manage a geographically diversified portfolio of retail, (including furniture stores, restaurants, office supply stores and supermarkets), industrial, flex, and health and fitness properties, many of which are leased under long-term leases.  As of June 30, 2016, we own 116 properties (including seven properties owned by consolidated joint ventures and five properties owned by unconsolidated joint ventures) located in 30 states.  Based on square footage, our occupancy rate at June 30, 2016 is approximately 98.1%.

We face a variety of risks and challenges in our business. We, among other things, face the possibility we will not be able to acquire accretive properties on acceptable terms, lease our properties on favorable terms or at all, our tenants may not be able to pay their rental and other obligations, and we may not be able to renew or relet, on acceptable terms, leases that are expiring.

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

We are sensitive to the risks facing the retail industry as a result of the growth of e-commerce.  We are addressing our exposure to the retail industry by seeking to acquire properties that we believe capitalize on e-commerce activities, such as e-commerce distribution and warehousing facilities - however, we intend to continue to acquire retail properties as we deem appropriate. Approximately 52.9% of our 2016 contractual rental income (as described below) is derived from retail tenants, including 10.1% and 4.2% from tenants engaged in retail furniture and office supply activities, respectively.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute currently at least 90% of ordinary taxable income to our stockholders.  We intend to comply with these requirements and to maintain our REIT status.

Our 2016 contractual rental income is approximately $57.8 million and represents, after giving effect to any abatements, concessions or adjustments, the base rent payable to us in calendar year 2016 under leases in effect at June 30, 2016. Contractual rental income for 2016 excludes (i) approximately $2.0 million of straight-line rent and $506,000 of amortization of intangibles; and (ii) our share of the rental income payable to our unconsolidated joint ventures, which in 2016 is approximately $2.8 million.

The following table sets forth scheduled lease expirations at our properties as of June 30, 2016 for the calendar years indicated below:

Year of Lease Expiration (1)	Number of Expiring Leases	Approximate Square Footage Subject to Expiring Leases	2016 Contractual Rental Income Under Expiring Leases	Percent of 2016 Contractual Rental Income Represented by Expiring Leases
2016	2	120,307	$883,678	1.5%
2017	18	116,479	1,589,066	2.7
2018	21	404,767	3,290,724	5.7
2019	12	228,648	2,037,344	3.5
2020	10	142,008	2,913,573	5.0
2021	20	568,985	4,399,177	7.6
2022	16	2,344,608	15,078,724	26.1
2023	8	609,001	4,366,740	7.6
2024	5	377,222	1,909,589	3.3
2025	11	400,728	5,605,695	9.7
2026 and thereafter	32	2,064,059	15,768,958	27.3
	155	7,376,812	$57,843,268	100.0%

(1)         Lease expirations assume tenants do not exercise existing renewal options.

Results of Operations

Revenues

The following table compares revenues for the periods indicated:

	Three Months Ended June 30,		Increase	%	Six Months Ended June 30,		Increase	%
(Dollars in thousands)	2016	2015	(Decrease)	Change	2016	2015	(Decrease)	Change
Revenues:
Rental income, net	$15,594	$14,992	$602	4.0%	$30,650	$28,886	$1,764	6.1%
Tenant reimbursements	1,639	790	849	107.5	2,927	1,572	1,355	86.2
Lease termination fee	—	—	—	—	—	650	(650)	(100.0)
Total revenues	$17,233	$15,782	$1,451	9.2	$33,577	$31,108	$2,469	7.9

Rental income, net.  The increases are due primarily to (i) $1.2 million and $2.8 million in the three and six months ended June 30, 2016, respectively, generated by 14 properties acquired in 2016 and 2015; (ii) $115,000 and $221,000, respectively, from three replacement tenants that leased vacant space at our El Paso, Texas property; and (iii) the write-off in the six months ended June 30, 2015 of straight-line rent of $226,000 related to the lease termination fee described below. Partially offsetting these increases are decreases in the three and six months ended June 30, 2016 of $539,000 and $848,000, respectively, due to the 2016 sale of the Sold Properties. Additionally, there was a decrease of $186,000 in the six months ended June 30, 2016 as we did not commence recognizing rental income from a new tenant until April 1, 2016 at a property at which the prior tenant’s lease expired on December 31, 2015.  Rental income for the three and six months ended June 30, 2015 included $179,000 and $357,000, respectively, from a property which is now vacant, that was formerly leased to Pathmark, which filed for Chapter 11 bankruptcy protection in September 2015.

Tenant reimbursements.  Real estate tax and operating expense reimbursements in the three and six months ended June 30, 2016 increased by (i) $335,000 and $596,000, respectively, from seven properties acquired in 2016 and 2015 and (ii) $514,000 and $759,000, respectively, from other properties in our portfolio.  We recognized an equivalent amount of real estate expense for these tenant reimbursements.

Lease termination fee.  In March 2015, we received a lease termination fee of $650,000 in a lease buy-out transaction.  We re-leased the property simultaneously with the lease termination.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Three Months Ended June 30,		Increase	%	Six Months Ended June 30,		Increase	%
(Dollars in thousands)	2016	2015	(Decrease)	Change	2016	2015	(Decrease)	Change
Operating expenses:
Depreciation and amortization	$4,398	$3,921	$477	12.2%	$8,583	$7,655	$928	12.1%
General and administrative	2,671	2,390	281	11.8	5,280	4,782	498	10.4
Real estate expenses	2,159	1,273	886	69.6	4,334	2,607	1,727	66.2
Real estate acquisition costs	244	79	165	208.9	448	327	121	37.0
Federal excise and state taxes	78	124	(46)	(37.1)	154	198	(44)	(22.2)
Leasehold rent	77	77	—	—	154	154	—	—
Total operating expenses	9,627	7,864	1,763	22.4	18,953	15,723	3,230	20.5

Operating income	$7,606	$7,918	$(312)	(3.9)	$14,624	$15,385	$(761)	(4.9)

Depreciation and amortization.  Approximately $475,000 and $982,000, respectively, of the increases for the three and six months ended June 30, 2016 are due to depreciation expense on the properties we acquired in 2016 and 2015, and approximately $111,000 and $187,000, respectively, from amortization of property improvements placed in service during 2016 and 2015. Partially offsetting these increases are decreases in the three and six months ended June 30, 2016 of (i) $89,000 and $165,000, respectively, of expenses related to the Sold Properties and (ii) $20,000 and $76,000, respectively, of amortization and write-offs of intangibles and lease commissions that were non-recurring.

General and administrative.  Contributing to the increases in the three and six months ended June 30, 2016 were increases of: (i) $155,000 and $244,000, respectively, in non-cash compensation expense primarily related to the increase in the number of shares of restricted stock granted in 2016 and the higher fair value of the awards granted in 2016 in comparison to the awards granted in 2011 that vested in January 2016; (ii) $75,000 and $147,000, respectively, for third party audit services; and (iii) $42,000 and $82,000, respectively, in compensation expense primarily due to higher compensation levels.

Real estate expenses.  The increases in the three and six months ended June 30, 2016 are due primarily to increases of $362,000 and $651,000, respectively, from properties acquired in 2015 and 2016 and $390,000 and $696,000 from other properties in our portfolio. Substantially all of these increases are rebilled to tenants. Also contributing to the increase in the three and six months ended June 30, 2016 were $58,000 and $172,000 of expenses related to the vacant former Pathmark property and $76,000 and $208,000, respectively, of expenses related to the vacant former Sports Authority property.

Real estate acquisition costs.  The increases in the three and six months ended June 30, 2016 are due to increased acquisition activity.

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Three Months Ended June 30,		Increase	%	Six Months Ended June 30,		Increase	%
(Dollars in thousands)	2016	2015	(Decrease)	Change	2016	2015	(Decrease)	Change
Other income and expenses:
Gain on sales of real estate, net	$8,918	$—	$8,918	n/a	$9,705	$5,392	$4,313	80.0%
Purchase price fair value adjustment	—	—	—	—	—	960	(960)	(100.0)
Prepayment costs on debt	(154)	—	(154)	n/a	(577)	(568)	9	1.6
Equity in earnings (loss) of unconsolidated joint ventures	357	(183)	540	295.1%	566	(36)	602	1,672.2
Other income	56	72	(16)	(22.2)	69	75	(6)	(8.0)
Interest:
Expense	(4,114)	(3,907)	207	5.3	(8,189)	(7,646)	543	7.1
Amortization and write-off of deferred financing costs	(210)	(186)	24	12.9	(455)	(641)	(186)	(29.0)

Gain on sales of real estate, net.  The gains in the current year were realized from the sales of three properties in the three months ended June 30, 2016 and the February 2016 sale of the Pantry Portfolio. The 2015 gain was realized from the January 2015 sale of the Cherry Hill, New Jersey property. The minority partner’s share of the gain on the Cherry Hill, New Jersey property was $1.3 million, which is the primary reason for the $1.4 million decrease in net income attributable to non-controlling interests for the six months ended June 30, 2016 as compared to June 30, 2015.

Purchase price fair value adjustment.  In connection with the acquisition of our joint venture partner’s 50% interest in a property located in Lincoln, Nebraska, we recorded this adjustment, representing the difference between the book value of the preexisting equity investment on the March 31, 2015 purchase date and the fair value of the investment.

Prepayment costs on debt. These costs were incurred primarily in connection with property sales and the payoff, prior to the stated maturity, of the related mortgage debt. In 2016, these costs related primarily from the sales of the Tomlinson, Pennsylvania property and the Pantry Portfolio and in 2015, these costs related primarily to the sale of the Cherry Hill, New Jersey property.

Equity in earnings (loss) of unconsolidated joint ventures.  The increases in the 2016 three and six month periods are due primarily to increases of $516,000 and $642,000, respectively, in our share of income from the Manahawkin, New Jersey retail center which was acquired June 15, 2015. The three and six months ended June 30, 2015 included our $400,000 share of acquisition expenses associated with the purchase of this center.

Interest expense.  The following table details the components of interest expense for the periods indicated:

	Three Months Ended June 30,		Increase	%	Six Months Ended June 30,		Increase	%
(Dollars in thousands)	2016	2015	(Decrease)	Change	2016	2015	(Decrease)	Change
Interest expense:
Credit line interest	$189	$158	$31	19.6%	$317	$255	$62	24.3%
Mortgage interest	3,925	3,749	176	4.7	7,872	7,391	481	6.5
Total	$4,114	$3,907	$207	5.3	$8,189	$7,646	$543	7.1

Credit line interest

The increases in the three and six months ended June 30, 2016 are due to (i) a 26 basis point increase in the average interest rate from 1.93% to 2.19% in each period and (ii) the $2.8 million and $3.6 million increases, respectively, in the weighted average balances outstanding under our line of credit. The weighted average balances increased due to borrowings for property acquisitions, partially offset by repayments with proceeds from financings and property sales.

Mortgage interest

The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt for the periods indicated:

	Three Months Ended June 30,		Increase	%	Six Months Ended June 30,		Increase	%
(Dollars in thousands)	2016	2015	(Decrease)	Change	2016	2015	(Decrease)	Change
Average interest rate on mortgage debt	4.62%	4.96%	(.34)%	(6.9)%	4.70%	4.96%	(.26)%	(5.2)%
Average principal amount of mortgage debt	$339,574	$302,460	$37,114	12.3%	$336,513	$297,263	$39,250	13.2%

The increase in mortgage interest expense is due to the increase in the average principal amount of mortgage debt outstanding, partially offset by a decrease in the average interest rate on outstanding mortgage debt. The increase in the average balance outstanding is substantially due to the incurrence of mortgage debt of $42.1 million in connection with properties acquired in 2015 and 2016 and the financing or refinancing of $79.0 million of mortgage debt, net of refinanced amounts, in connection with properties acquired prior to 2015. The decrease in the average interest rate is due to the financing (including financings effectuated in connection with acquisitions) or refinancing in 2016 and 2015 of $143.3 million of gross mortgage debt (including $22.2 million of refinanced amounts) with an average interest rate of approximately 3.9%.

Amortization and write-off of deferred financing costs.  The decrease in the six months ended June 30, 2016 is primarily due to the write-off in 2015 of $249,000 relating to the sale of the Cherry Hill, New Jersey property.

Liquidity and Capital Resources

Our sources of liquidity and capital are cash flow from operations, cash and cash equivalents, borrowings under our revolving credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of equity securities and property sales.  Our available liquidity at August 2, 2016, was approximately $79.7 million, including approximately $6.7 million of cash and cash equivalents (net of the credit facility’s required $3.0 million deposit maintenance balance) and $73.0 million available under our revolving credit facility.

Liquidity and Financing

We expect to meet substantially all of our operating cash requirements (including dividend and mortgage amortization payments) from cash flow from operations.  To the extent that this cash flow is inadequate to cover all of our operating needs, we will be required to use our available cash and cash equivalents, or draw on our credit line (to the extent permitted).

At June 30, 2016, excluding mortgage indebtedness of our unconsolidated joint ventures, we had 69 outstanding mortgages payable secured by 85 properties, in the aggregate principal amount of $355.8 million (before netting unamortized deferred financing costs).  These mortgages represent first liens on individual real estate investments with an aggregate carrying value of $540.0 million, before accumulated depreciation of $69.1 million.  After giving effect to interest rate swap agreements, the mortgage payments bear interest at fixed rates ranging from 3.02% to 7.81% (a 4.48% weighted average interest rate) and mature between 2017 and 2041 (a 9.8 year weighted average remaining term).

The following table sets forth as of June 30, 2016, information with respect to our mortgage debt, that is payable from July 1, 2016 through December 31, 2019  (excluding mortgage debt of our unconsolidated joint ventures):

(Dollars in thousands)	2016	2017	2018	2019	Total
Amortization payments	$4,414	$10,505	$10,308	$10,732	$35,959
Principal due at maturity	—	14,282	10,260	3,485	28,027
Total	$4,414	$24,787	$20,568	$14,217	$63,986

At June 30, 2016, our unconsolidated joint ventures had first mortgages on four properties with outstanding balances aggregating $36.4 million, bearing interest at rates ranging from 3.49% to 5.81% (i.e., a 3.94% weighted average interest rate) and maturing between 2018 and 2025.

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

We continually seek to refinance existing mortgage loans on terms we deem acceptable to obtain better terms and to generate additional liquidity.  Additionally, in the ordinary course of our business, we sell properties when we determine that it is in our best interests, which also generates additional liquidity.  Further, since each of our encumbered properties is subject to a non-recourse mortgage (with standard carve-outs), if our in-house evaluation of the market value of such property is less than the principal balance outstanding on the mortgage loan, we may determine to convey, in certain circumstances, such property to the mortgagee in order to terminate our mortgage obligations, including payment of interest, principal and real estate taxes, with respect to such property.

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

Credit Facility

We can borrow up to $75 million pursuant to our revolving credit facility which is available to us for the acquisition of commercial real estate, repayment of mortgage debt, property improvements and general working capital purposes; provided, that if used for property improvements and working capital purposes, the amount outstanding for such purposes will not exceed the lesser of $15 million and 15% of the borrowing base and if used for working capital purposes, will not exceed $10 million. The facility matures December 31, 2018 and bears interest equal to the one month LIBOR rate plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 300 basis points if such ratio is greater than 65%. The applicable margin was 175 basis points at June 30, 2016 and 2015.  There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $75 million. The credit facility requires the maintenance of $3 million in average deposit balances.

The terms of our revolving credit facility include restrictions and covenants which limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At June 30, 2016, we were in compliance with the covenants under this facility.

Statement of Cash Flows

The following discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.

	Six Months Ended June 30,
(Amounts in thousands)	2016	2015
Cash flow provided by operating activities	$11,635	$14,452
Cash flow used in investing activities	(8,972)	(35,000)
Cash flow provided by financing activities	20,158	17,346
Net increase (decrease) in cash and cash equivalents	22,821	(3,202)
Cash and cash equivalents at beginning of year	12,736	20,344
Cash and cash equivalents at end of period	$35,557	$17,142

Our principal source of cash flows is from the operation of our properties. Our properties provide a relatively consistent stream of cash flows that provide us with the resources to fund operating expenses, debt service and quarterly dividends.

The decrease in cash flow provided by operating activities during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 is due to a number of factors including a $650,000 lease termination fee received in the six months ended June 30, 2015 and the timing of cash receipts and cash expenditures in the normal course of operations.

The decrease in cash used in investing activities during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 is due primarily to (i) the increase in net proceeds from sales of real estate in the current six month period and (ii) the investment in unconsolidated joint ventures in the six months ended June 30, 2015, while there was no such investment in the six months ended June 30, 2016.  These decreases were offset in part by an increase in the purchase of real estate.

The increase in cash flow provided by financing activities during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 is due primarily to an increase in proceeds from mortgage financings, offset in part by an increase in repayment of mortgages payable and an increase in repayment (net of proceeds) on the credit facility.

Off-Balance Sheet Arrangements

At June 30, 2016, we are not a party to any off-balance sheet arrangements other than with respect to our property located in Lakemoor, Illinois. This property is a ground lease improved by a multi-family property and generated $554,000 and $247,000 of rental income during the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, our maximum exposure to loss with respect to this property is $9.6 million, primarily representing the carrying value of the land; such leasehold position is subordinate to an aggregate of $43.8 million of mortgage debt incurred by our tenant, the owner/operator of the multi-family property. We do not believe that this type of off-balance sheet arrangement has been or will be material to our liquidity and capital resource positions.  See Note 6 to our consolidated financial statements for additional information regarding this arrangement.

On August 2, 2016, we purchased for $10.5 million land located in Wheaton, Illinois improved by a 342 unit apartment complex. Simultaneous with the purchase, (i) we leased the land to the owner/operator of the complex pursuant to a triple net ground lease (expiring in 2046) and (ii) the owner/operator obtained a $39.4 million mortgage from a third party which, together with our purchase of the land, provided substantially all of the aggregate funds to acquire the complex. We provided the land as collateral for the owner/operator’s mortgage loan; accordingly our land position is subordinate to the mortgage. The owner/operator is an affiliate of the owner/operator of the Lakemoor, Illinois property discussed above. Our annual rental income from this ground lease is approximately $1.1 million.

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

The table below provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
GAAP net income attributable to One Liberty Properties, Inc.	$12,441	$3,682	$15,727	$11,538
Add: depreciation of properties	4,319	3,872	8,443	7,522
Add: our share of depreciation of unconsolidated joint ventures	223	87	447	180
Add: amortization of deferred leasing costs	79	49	140	133
Add: Federal excise tax relating to gain on sales	(5)	45	6	84
Deduct: gain on sales of real estate	(8,918)	—	(9,705)	(5,392)
Deduct: purchase price fair value adjustment	—	—	—	(960)
Adjustments for non-controlling interests	(35)	(36)	(71)	1,469
NAREIT funds from operations applicable to common stock	8,104	7,699	14,987	14,574
Deduct: straight-line rent accruals and amortization of lease intangibles	(667)	(677)	(1,428)	(979)
Deduct: lease termination fee income	—	—	—	(650)
Add: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	12	1	23	—
Add: amortization of restricted stock compensation	740	585	1,406	1,162
Add: prepayment costs on debt	154	—	577	568
Add: amortization and write-off of deferred financing costs	210	186	455	641
Add: our share of amortization of deferred financing costs of unconsolidated joint ventures	6	3	13	11
Adjustments for non-controlling interests	16	10	20	(198)
Adjusted funds from operations applicable to common stock	$8,575	$7,807	$16,053	$15,129

The table below provides a reconciliation of net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
GAAP net income attributable to One Liberty Properties, Inc.	$.72	$.22	$.91	$.70
Add: depreciation of properties	.26	.24	.49	.46
Add: our share of depreciation of unconsolidated joint ventures	.01	.01	.02	.01
Add: amortization of deferred leasing costs	—	—	.01	.01
Add: Federal excise tax relating to gain on sales	—	—	—	—
Deduct: gain on sales of real estate	(.52)	—	(.56)	(.33)
Deduct: purchase price fair value adjustment	—	—	—	(.06)
Adjustments for non-controlling interests	—	—	—	.09
NAREIT funds from operations per share of common stock	.47	.47	.87	.88
Deduct: straight-line rent accruals and amortization of lease intangibles	(.04)	(.05)	(.08)	(.06)
Deduct: lease termination fee income	—	—	—	(.04)
Add: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—	—	—
Add: amortization of restricted stock compensation	.04	.04	.08	.08
Add: prepayment costs on debt	.01	—	.03	.03
Add: amortization and write-off of deferred financing costs	.02	.01	.03	.04
Add: our share of amortization of deferred financing costs of unconsolidated joint ventures	—	—	—	—
Adjustments for non-controlling interests	—	—	—	(.01)
Adjusted funds from operations per share of common stock	$.50	$.47	$.93	$.92

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

We utilize interest rate swaps to limit interest rate risk. These swaps are used for hedging purposes-not for speculation. We do not enter into interest rate swaps for trading purposes.  At June 30, 2016, our aggregate liability in the event of the early termination of our swaps was $11.3 million.

At June 30, 2016, we had 32 interest rate swap agreements outstanding (including two held by three of our unconsolidated joint ventures). The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of June 30, 2016, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have increased by approximately $10.5 million and the net unrealized loss on derivative instruments would have decreased by $10.5 million.  If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have decreased by approximately $10.3 million and the net unrealized loss on derivative instruments would have increased by $10.3 million. These changes would not have any impact on our net income or cash.

Our mortgage debt, after giving effect to interest rate swap agreements, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.

Our variable rate credit facility is sensitive to interest rate changes. At June 30, 2016, a 100 basis point increase of the interest rate on this facility would increase our related interest costs over the next twelve months by approximately $254,000 and a 100 basis point decrease of the interest rate would decrease our related interest costs over the next twelve months by approximately $112,000.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 6.  Exhibits

Exhibit No.	Title of Exhibit
10.1	One Liberty Properties, Inc. 2016 Incentive Plan.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ONE LIBERTY PROPERTIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: August 5, 2016	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: August 5, 2016	/s/ David W. Kalish
David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)