Form 10-Q
period 2016-09-30
ONE LIBERTY PROPERTIES INC
filed 2016-11-08
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC   20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

As of November 1, 2016, the registrant had 17,730,430 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Real estate investments, at cost
Land	$212,668	$186,994
Buildings and improvements	537,140	460,379
Total real estate investments, at cost	749,808	647,373
Less accumulated depreciation	93,255	85,116
Real estate investments, net	656,553	562,257

Properties held-for-sale	—	12,259
Investment in unconsolidated joint ventures	10,993	11,350
Cash and cash equivalents	17,645	12,736
Restricted cash	836	1,074
Unbilled rent receivable (including $712 related to properties held-for-sale in 2015)	13,323	13,577
Unamortized intangible lease assets, net	33,931	28,978
Escrow, deposits and other assets and receivables	6,046	4,268
Total assets	$739,327	$646,499

Liabilities and Equity
Liabilities:
Mortgages payable, net of $4,118 and $3,373 deferred financing costs, respectively	$396,676	$331,055
Line of credit, net of $380 and $506 deferred financing costs, respectively	22,420	17,744
Dividends payable	7,245	6,901
Accrued expenses and other liabilities	18,843	13,852
Unamortized intangible lease liabilities, net	19,821	14,521
	465,005	384,073
Total liabilities

Commitments and contingencies

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized; 17,074 and 16,292 shares issued and outstanding	17,074	16,292
Paid-in capital	250,257	232,378
Accumulated other comprehensive loss	(9,671)	(4,390)
Accumulated undistributed net income	14,912	16,215
Total One Liberty Properties, Inc. stockholders’ equity	272,572	260,495
Non-controlling interests in consolidated joint ventures	1,750	1,931
Total equity	274,322	262,426
Total liabilities and equity	$739,327	$646,499

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Rental income, net	$16,334	$15,273	$46,985	$44,159
Tenant reimbursements	1,687	835	4,614	2,407
Lease termination fee	—	—	—	650
Total revenues	18,021	16,108	51,599	47,216

Operating expenses:
Depreciation and amortization	4,663	4,435	13,246	12,090
General and administrative (see Note 11 for related party information)	2,681	2,350	7,961	7,132
Real estate expenses (see Note 11 for related party information)	2,188	1,415	6,521	4,022
Real estate acquisition costs (see Note 11 for related party information)	162	90	610	417
Federal excise and state taxes	43	68	198	266
Leasehold rent	77	77	231	231
Total operating expenses	9,814	8,435	28,767	24,158

Operating income	8,207	7,673	22,832	23,058

Other income and expenses:
Gain on sales of real estate, net	119	—	9,824	5,392
Purchase price fair value adjustment	—	—	—	960
Prepayment costs on debt	—	—	(577)	(568)
Equity in earnings of unconsolidated joint ventures	228	347	794	311
Other income	362	2	431	77
Interest:
Expense	(4,404)	(4,044)	(12,593)	(11,690)
Amortization and write-off of deferred financing costs	(189)	(187)	(644)	(828)

Net income	4,323	3,791	20,067	16,712
Net income attributable to non-controlling interests	(24)	(3)	(40)	(1,386)

Net income attributable to One Liberty Properties, Inc.	$4,299	$3,788	$20,027	$15,326

Weighted average number of common shares outstanding:
Basic	16,845	16,014	16,605	15,892
Diluted	16,962	16,114	16,722	15,992

Per common share attributable to common stockholders:
Basic	$.24	$.22	$1.16	$.92
Diluted	$.24	$.22	$1.15	$.92

Cash distributions declared per share of common stock	$.41	$.39	$1.23	$1.17

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$4,323	$3,791	$20,067	$16,712

Other comprehensive gain/loss
Net unrealized gain on available-for-sale securities	—	1	—	2
Reclassification of gain on available-for-sale securities included in net income	—	—	(27)	—
Net unrealized gain (loss) on derivative instruments	1,018	(3,035)	(5,177)	(2,579)
One Liberty Properties Inc.’s share of joint venture net unrealized gain (loss) on derivative instruments	44	(93)	(92)	(67)
Other comprehensive gain (loss)	1,062	(3,127)	(5,296)	(2,644)

Comprehensive income	5,385	664	14,771	14,068
Net income attributable to non-controlling interests	(24)	(3)	(40)	(1,386)
Adjustment for derivative instruments attributable to non-controlling interests	(5)	13	15	(21)
Comprehensive income attributable to One Liberty Properties, Inc.	$5,356	$674	$14,746	$12,661

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Undistributed Net Income	Non- Controlling Interests in Consolidated Joint Ventures	Total
Balances, December 31, 2014	$15,728	$219,867	$(3,195)	$21,876	$1,628	$255,904
Distributions - common stock Cash - $1.17 per share	—	—	—	(19,277)	—	(19,277)
Shares issued through equity offering program – net	135	2,799	—	—	—	2,934
Restricted stock vesting	72	(72)	—	—	—	—
Shares issued through dividend reinvestment plan	138	2,947	—	—	—	3,085
Contributions from non-controlling interests	—	—	—	—	713	713
Distributions to non-controlling interests	—	—	—	—	(1,670)	(1,670)
Compensation expense - restricted stock	—	1,742	—	—	—	1,742
Net income	—	—	—	15,326	1,386	16,712
Other comprehensive gain	—	—	(2,665)	—	21	(2,644)
Balances, September 30, 2015	$16,073	$227,283	$(5,860)	$17,925	$2,078	$257,499

Balances, December 31, 2015	$16,292	$232,378	$(4,390)	$16,215	$1,931	$262,426
Distributions - common stock Cash - $1.23 per share	—	—	—	(21,330)	—	(21,330)
Shares issued through equity offering program – net	608	13,689	—	—	—	14,297
Restricted stock vesting	73	(73)	—	—	—	—
Shares issued through dividend reinvestment plan	101	2,087	—	—	—	2,188
Contribution from non-controlling interest	—	—	—	—	30	30
Distributions to non-controlling interests	—	—	—	—	(236)	(236)
Compensation expense - restricted stock	—	2,176	—	—	—	2,176
Net income	—	—	—	20,027	40	20,067
Other comprehensive loss	—	—	(5,281)	—	(15)	(5,296)
Balances, September 30, 2016	$17,074	$250,257	$(9,671)	$14,912	$1,750	$274,322

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$20,067	$16,712
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of real estate, net	(9,824)	(5,392)
Purchase price fair value adjustment	—	(960)
Gain on available-for-sale securities	(27)	—
Increase in unbilled rent receivable	(1,757)	(1,327)
Write-off of unbilled rent receivable	7	315
Decrease in rental income and tenant reimbursements resulting from bad debt expense	190	—
Amortization of intangibles relating to leases, net	(465)	(621)
Amortization of restricted stock expense	2,176	1,742
Equity in earnings of unconsolidated joint ventures	(794)	(311)
Distributions of earnings from unconsolidated joint ventures	755	465
Depreciation and amortization	13,246	12,090
Amortization and write-off of deferred financing costs	644	828
Payment of leasing commissions	(1,041)	(709)
Increase in escrow, deposits, other assets and receivables	(1,153)	(178)
Decrease in accrued expenses and other liabilities	(121)	662
Net cash provided by operating activities	21,903	23,316

Cash flows from investing activities:
Purchase of real estate	(118,589)	(67,548)
Improvements to real estate	(3,900)	(2,479)
Net proceeds from sales of real estate	40,207	16,025
Purchase of partner’s interest in unconsolidated joint venture	—	(6,300)
Investment in unconsolidated joint ventures	—	(12,686)
Net proceeds from sale of available-for-sale securities	33	—
Distributions of capital from unconsolidated joint ventures	305	761
Net cash used in investing activities	(81,944)	(72,227)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(6,621)	(5,679)
Repayment of mortgages payable	(38,115)	(25,308)
Proceeds from mortgage financings	111,102	66,005
Proceeds from sale of common stock, net	14,297	2,934
Proceeds from bank line of credit	86,000	45,400
Repayment on bank line of credit	(81,450)	(22,900)
Issuance of shares through dividend reinvestment plan	2,188	3,085
Payment of financing costs	(1,260)	(996)
Capital contribution from non-controlling interests	30	713
Distributions to non-controlling interests	(236)	(1,670)
Cash distributions to common stockholders	(20,985)	(19,121)
Net cash provided by financing activities	64,950	42,463

Net increase (decrease) in cash and cash equivalents	4,909	(6,448)
Cash and cash equivalents at beginning of year	12,736	20,344
Cash and cash equivalents at end of period	$17,645	$13,896

Continued on next page

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

	Nine Months Ended September 30,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$12,590	$11,830
Cash paid during the period for Federal excise tax	190	300

Supplemental schedule of non-cash investing and financing activities:
Mortgage debt extinguished upon conveyance of the Company’s Morrow, Georgia property to mortgagee by deed-in-lieu of foreclosure	$—	$1,466
Consolidation of real estate investment	—	2,633
Purchase accounting allocation — intangible lease assets	8,194	5,780
Purchase accounting allocation — intangible lease liabilities	(6,288)	(5,366)

See accompanying notes to consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2016

Note 1 — Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland.  OLP is a self-administered and self-managed real estate investment trust (“REIT”).  OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of retail, industrial, flex and health and fitness properties, many of which are subject to long-term net leases.  As of  September 30, 2016, OLP owns 120 properties, including seven properties owned by consolidated joint ventures and five properties owned by unconsolidated joint ventures. The 120 properties are located in 30 states.

Note 2 — Summary Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in OLP’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

September 30, 2016 (Continued)

Note 2 — Summary Accounting Policies (Continued)

On January 1, 2016, the Company adopted ASU 2015-02, Amendments to the Consolidation Analysis, which amends the current consolidation guidance.  The ASU introduces a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities will be considered a VIE unless the limited partners hold substantive kick-out or participating rights (see Note 6).

Consistent with the adoption of ASU 2015-02, the Company assesses the accounting treatment for each of its investments, including  a review of each venture or limited liability company or partnership agreement to determine the rights of each party and whether those rights are protective or participating.  Additionally, the Company assesses the accounting treatment for any interests pursuant to which the Company may have a variable interest as a lessor. The agreements typically contain certain protective rights, such as the requirement of partner approval to sell, finance or refinance the property and to pay capital expenditures and operating expenditures outside of the approved budget or operating plan. Leases may contain certain protective rights, such as the right of sale and the receipt of certain escrow deposits. In situations where the Company jointly (i) approves the annual budget, (ii) approves certain expenditures, (iii) prepares or reviews and approves the joint venture’s tax return before filing, and (iv) approves each lease at a property, among other things, the Company does not consolidate as the Company considers these to be substantive participation rights that result in shared, joint power over the activities that most significantly impact the performance of the joint venture or property.

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

September 30, 2016 (Continued)

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

September 30, 2016  (Continued)

Note 3 — Earnings Per Common Share (Continued)

otherwise resulted in the issuance of common stock that shared in the earnings of the Company.  For the three and nine months ended September 30, 2016 and 2015, the diluted weighted average number of shares of common stock includes 117,000 and 100,000 shares, respectively (of an aggregate of 200,000 shares) of common stock underlying the restricted stock units awarded pursuant to the Pay-For-Performance program.  These amounts include 100,000 shares that would be issued pursuant to a metric based on the market price and dividends paid at the end of each quarterly period, assuming the end of that quarterly period was the end of the vesting period.  Of the remaining 100,000 shares of common stock underlying the restricted stock units awarded under the Pay-For-Performance program (the “ROC Shares”), 17,000 shares are included in the diluted weighted average in the three and nine months ended September 30, 2016 and, as the return on capital performance metric was not satisfied during the three and nine months ended September 30, 2015, none of the ROC Shares were included in such periods.

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator for basic and diluted earnings per share:
Net income	$4,323	$3,791	$20,067	$16,712
Less net income attributable to non-controlling interests	(24)	(3)	(40)	(1,386)
Less earnings allocated to unvested restricted stock (a)	(248)	(210)	(744)	(631)
Net income available for common stockholders, basic and diluted	$4,051	$3,578	$19,283	$14,695

Denominator for basic earnings per share:
Weighted average common shares	16,845	16,014	16,605	15,892
Effect of diluted securities:
Restricted stock units awarded under Pay-for-Performance program	117	100	117	100
Denominator for diluted earnings per share:
Weighted average shares	16,962	16,114	16,722	15,992

Earnings per common share, basic	$.24	$.22	$1.16	$.92
Earnings per common share, diluted	$.24	$.22	$1.15	$.92

Net income attributable to One Liberty Properties, Inc. common stockholders, net of non-controlling interests	$4,299	$3,788	$20,027	$15,326

(a)         Represents an allocation of distributed earnings to unvested restricted stock which, as participating securities, are entitled to receive dividends.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2016 (Continued)

Note 4 — Real Estate Acquisitions

The following chart details the Company’s acquisitions of real estate during the nine months ended September 30, 2016 (amounts in thousands):

Description of Property	Date Acquired	Contract Purchase Price	Terms of Payment	Third Party Real Estate Acquisition Costs (a)
Multi-tenant industrial facility, Greenville, South Carolina (b)	March 30, 2016	$8,100	All cash	$81
Multi-tenant industrial facility, Greenville, South Carolina (b)	March 30, 2016	8,950	All cash	83
Toro distribution facility, El Paso, Texas (c)	June 3, 2016	23,695	All cash	65
4 Advanced Auto retail stores, Ohio (d)	June 16, 2016	6,523	Cash and $4,300 mortgage (d)	101
Land - The Briarbrook Village Apartments, Wheaton, Illinois (e)	August 2, 2016	10,530	All cash	—	(f)
Burlington Coat and Micro Center retail stores, St. Louis Park, Minnesota (g)	August 12, 2016	14,150	All cash	73
Land - The Vue Apartments, Beachwood, Ohio (e)	August 16, 2016	13,896	All cash	—	(h)
Famous Footwear distribution facility, Lebanon, Tennessee (i)	September 1, 2016	32,734	Cash and $21,288 mortgage (i)	193
Other costs (j)		—		14
Totals		$118,578		$610

(a)    Included as an expense in the accompanying consolidated statement of income.

(b)    These properties are adjacent to one another and are each net leased to three unrelated tenants pursuant to leases that expire between 2017 and 2021.

(c)     The property is net leased by a single tenant pursuant to two separate coterminous leases expiring in 2022.

(d)    The new mortgage debt, which was obtained simultaneously with the acquisition of these properties, bears interest at 3.24% per annum, matures July 2026, and is comprised of four individual and cross-collateralized loans. The properties are net leased by a single tenant pursuant to four separate leases, three of which expire in 2026 and one of which expires in 2025.

(e)     These properties are net leased to related entities through 2046. See Note 6.

(f)      Transaction costs aggregating $6 incurred with this asset acquisition were capitalized.

(g)     This property is net leased to two unrelated tenants pursuant to leases expiring between 2019 and 2020.

(h)    Transaction costs aggregating $5 incurred with this asset acquisition were capitalized.

(i)        The new mortgage debt, which was obtained simultaneously with the acquisition of the property, bears interest at 3.7% per annum and matures October 2031. The property is net leased by a single tenant through 2031.

(j)       Costs incurred for properties purchased in 2015 and transactions that were not consummated.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2016 (Continued)

Note 4 — Real Estate Acquisitions (Continued)

The following chart provides the allocation of the purchase price for the Company’s acquisitions of real estate during the nine months ended September 30, 2016 (amounts in thousands):

			Building	Intangible Lease
Description of Property	Land	Building	Improvements	Asset	Liability	Total
Multi-tenant industrial facility, Greenville, South Carolina	$693	$6,718	$175	$514	$—	$8,100
Multi-tenant industrial facility, Greenville, South Carolina	528	7,893	181	441	(93)	8,950
Toro distribution facility, El Paso, Texas	3,691	17,525	379	2,100	—	23,695
4 Advanced Auto retail stores, Ohio	653	5,012	189	912	(243)	6,523
Land - The Briarbrook Village Apartments, Wheaton, Illinois (a)	10,536	—	—	—	—	10,536
Burlington Coat and Micro Center retail stores, St. Louis Park, Minnesota (b)	3,388	12,632	456	651	(2,977)	14,150
Land - The Vue Apartments, Beachwood, Ohio (c)	13,901	—	—	—	—	13,901
Famous Footwear distribution facility, Lebanon, Tennessee (b)	2,094	29,436	603	3,576	(2,975)	32,734
Totals	$35,484	$79,216	$1,983	$8,194	$(6,288)	$118,589

(a)         Transaction costs aggregating $6 incurred with this asset acquisition were capitalized.

(b)         The Company is in the process of finalizing the purchase price allocation for this property; therefore, the allocation is preliminary and subject to change.

(c)          Transaction costs aggregating $5 incurred with this asset acquisition were capitalized.

As of September 30, 2016, the weighted average amortization period for these intangible lease assets and intangible lease liabilities is 9.6 years and 13.2 years, respectively. The Company assessed the fair value of the lease intangibles based on estimated cash flow projections that use appropriate discount rates and available market information. Such inputs are Level 3 (as defined in Note 15) in the fair value hierarchy.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2016 (Continued)

Note 4 — Real Estate Acquisitions (Continued)

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

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the nine months ended September 30, 2016 and the year ended December 31, 2015 as though the purchases of the nine properties in 2016, excluding the two asset acquisitions (the Wheaton, Illinois and Beachwood, Ohio land deals), were completed on January 1, 2015. The total acquisition costs of $596,000 paid in connection with such 2016 purchases are included as a reduction of net income in the year ended December 31, 2015.  This unaudited proforma information does not purport to represent what the actual results of operations of the Company would have been had such acquisitions occurred as of January 1, 2015.  (Amounts in thousands, except per share data).

	Nine Months Ended	Year Ended
	September 30, 2016	December 31, 2015
Pro forma revenues	$55,519	$73,037
Pro forma net income attributable to One Liberty Properties, Inc.	21,128	20,560

Pro forma weighted average number of common shares outstanding:
Basic	16,605	15,971
Diluted	16,722	16,079

Pro forma per common share attributable to common stockholders:
Basic	$1.23	$1.23
Diluted	$1.22	$1.23

Revenues and net income related to these nine properties already included in the results of operations for the nine months ended September 30, 2016 amounted to $2,111,000 and $136,000, respectively.

Pro forma unaudited revenues and net income for the two asset acquisitions (not included in the table above) were $2,024,000 and $1,786,000, respectively, for the nine months ended September 30, 2016 and $2,700,000 and $2,344,000, respectively, for the year ended December 31, 2015. Revenues and net income related to these two properties already included in the results of operations for the nine months ended September 30, 2016 amounted to $386,000.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2016 (Continued)

Note 5 — Sale of Properties

The following chart details the Company’s sales of real estate during the nine months ended September 30, 2016 (amounts in thousands):

		Gross	Gain on Sales of
Description of Property	Date Sold	Sales Price	Real Estate, Net
Portfolio of eight retail properties, Louisiana and Mississippi (a)	February 1, 2016	$13,750	$787
Retail property, Killeen, Texas (b)	May 19, 2016	3,100	980
Land - River Crossing Apartments, Sandy Springs, Georgia	June 15, 2016	8,808	2,281
Industrial property, Tomlinson, Pennsylvania (c)	June 30, 2016	14,800	5,660
Partial condemnation of land, Greenwood Village, Colorado (d)	July 5, 2016	153	116
Totals		$40,611	$9,824

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

(d)         Of an aggregate of $509 (of which $466 the Company has received from the Colorado Department of Transportation (“CDOT”), and $43 that CDOT has advised it will remit to the Company), $153 is attributable to the partial condemnation of land. The Company recognized a $116 Gain on sale of real estate, net, as a result of this partial condemnation. See Note 8 for information regarding the $356 balance.

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

September 30, 2016 (Continued)

Note 6 — Variable Interest Entities, Contingent Liabilities and Consolidated Joint Ventures

Variable Interest Entities — Ground Leases

The following chart details the Company’s variable interest entities through its ground leases at September 30, 2016 (dollars in thousands):

			Improved by
		Contract	# Units in	Owner/Operator
		Purchase	Apartment	Mortgage from
Description of Property	Date Acquired	Price	Complex (a)	Third Party (b)
Land - The Meadows Apartments, Lakemoor, Illinois	March 24, 2015	$9,300	496	$43,824
Land - The Briarbrook Village Apartments, Wheaton, Illinois	August 2, 2016	10,530	342	39,411
Land - The Vue Apartments, Beachwood, Ohio	August 16, 2016	13,896	348	67,444
Totals		$33,726	1,186	$150,679

(a)         With each purchase, the Company simultaneously entered into a triple net ground lease with the owner/operator of the applicable complex.  Affiliates of Strategic Properties of North America are the owner/operators of these properties.

(b)         Simultaneously with the closing of each acquisition, the owner/operator obtained a mortgage from a third party which, together with the Company’s purchase of the land, provided substantially all of the aggregate funds to acquire the complex.  The Company provided its land as collateral for the respective owner/operator’s mortgage loans; accordingly, each land position is subordinated to the applicable mortgage. Other than as described above, no other financial support has been provided by the Company to the owner/operator.

Pursuant to the terms of the ground lease for the Wheaton, Illinois property, the owner/operator is obligated to make certain unit renovations as and when units become vacant. The cash reserve balance for the property was $836,000 at September 30, 2016 and is classified as Restricted cash on the consolidated balance sheet.  The cash reserve balance for a similarly structured transaction in Sandy Springs, Georgia was $1,074,000 at December 31, 2015 and such balance was disbursed to the owner/operator in connection with the sale of the property in June 2016. See Note 5.

The Company determined that it has a variable interest through its ground leases and the owner/operators are VIEs because their equity investment at risk is insufficient to finance its activities without additional subordinated financial support.  The Company further determined that for each acquisition it is not the primary beneficiary because the Company has shared power over the activities that most significantly impact the owner/operator’s economic performance (i.e., shared rights on the sale of the property) and therefore, does not consolidate the VIEs for financial statement purposes.  Accordingly, the Company accounts for these investments as land and the revenues from the ground leases as Rental income, net.  Such rental income

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2016 (Continued)

Note 6 — Variable Interest Entities, Contingent Liabilities and Consolidated Joint Ventures (Continued)

amounted to $663,000 and $1,525,000 for the three and nine months ended September 30, 2016, respectively, and $454,000 and $1,166,000 for the three and nine months ended September 30, 2015, respectively. Included in these amounts is rental income from the Sandy Springs, Georgia property, amounting to $0 and $308,000 for the three and nine months ended September 30, 2016, respectively, and $232,000 and $697,000 for the three and nine months ended September 30, 2015, respectively.

The following is a summary of the Company’s variable interests in identified VIEs, in which it is not the primary beneficiary, and the aggregate carrying amount and maximum exposure to loss as of September 30, 2016 (amounts in thousands):

		Carrying Amount and
Property	Type of Exposure	Maximum Exposure to Loss
The Meadows Apartments, Lakemoor, Illinois	Land	$9,592
The Briarbrook Village Apartments, Wheaton, Illinois	Land	10,536
The Vue Apartments, Beachwood, Ohio	Land	13,901
Total		$34,029

Variable Interest Entity — Consolidated Joint Ventures

A joint venture in which the Company has a 95% equity interest, acquired a property located in Joppa, Maryland.  The Company also had a senior preferred equity interest until May 2016 when the joint venture obtained a mortgage on its property and a portion of such mortgage proceeds was used to repay the $6,280,000 preferred interest to the Company, including accrued interest of $455,000. The Company had historically determined that this joint venture was a VIE.  As a result of the adoption of ASU 2015-02, the Company re-assessed its evaluation and determined this venture remains a VIE as the non-controlling interest does not hold substantive kick-out or participating rights.

With respect to the six other consolidated joint ventures in which the Company holds between an 85% to 95% interest, the Company had historically determined that such ventures were not VIEs.  As a result of the adoption of ASU 2015-02, the Company re-assessed its evaluation of these investments and determined such ventures are VIEs because the non-controlling interests do not hold substantive kick-out or participating rights.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2016 (Continued)

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

The following is a summary of the consolidated VIEs’ carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	September 30,	December 31,
	2016	2015
Land	$18,400	$18,400
Buildings and improvements, net of depreciation of $2,907 and $2,076, respectively	34,349	34,287
Cash	1,869	1,960
Unbilled rent receivable	935	330
Unamortized intangible lease assets, net	1,694	1,996
Escrow, deposits and other assets and receivables	1,596	752
Mortgages payable, net of deferred financing costs of $640 and $438, respectively	36,062	25,926
Accrued expenses and other liabilities	1,274	793
Unamortized intangible lease liabilities, net	2,247	2,392
Accumulated other comprehensive loss	(282)	(126)
Non-controlling interests in consolidated joint ventures	1,750	1,931

MCB Real Estate, LLC and its affiliates (“MCB”) are the Company’s joint venture partner in five consolidated joint ventures. At September 30, 2016, the Company has aggregate equity investments of approximately $10,313,000 in such ventures.

A joint venture with MCB, in which the Company has a net equity investment of $2,768,000, owns a property formerly operated as a Pathmark supermarket in Philadelphia, Pennsylvania. In July 2015, this tenant filed for Chapter 11 bankruptcy protection, rejected the lease, and in late September 2015, vacated the property. This tenant accounted for approximately 1.3% of the Company’s rental income for each of the three and nine months ended September 30, 2015.  At September 30, 2016, the mortgage debt on, and the net book value of, such property is $4,426,000 and $7,205,000, respectively. The Company has determined that no impairment charge is required currently with respect to this property.

Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and may not be pro rata to the equity interest each partner has in the applicable venture.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2016 (Continued)

Note 7 — Investment in Unconsolidated Joint Ventures

At September 30, 2016 and December 31, 2015, the Company’s equity investments in its five unconsolidated joint ventures (each of which owns and operates one property) and which are not considered VIEs (see Note 2), totaled $10,993,000 and $11,350,000, respectively. The Company recorded equity in earnings of $228,000 and $794,000 for the three and nine months ended September 30, 2016, respectively, and equity in earnings of $347,000 and $311,000 for the three and nine months ended September 30, 2015, respectively. Earnings for the nine months ended September 30, 2015 are net of the Company’s $400,000 share of the acquisition expenses associated with the June 2015 purchase of a property located in Manahawkin, New Jersey.

Note 8 - Other Income Items

Other income

Since July 2016, the Company received $466,000 from CDOT, and has been advised by CDOT that it will remit to the Company an additional $43,000 as a result of a partial condemnation of land and easements obtained by CDOT at the Company’s Greenwood Village, Colorado property. Of this aggregate of $509,000, $356,000 is attributable to easements and is included in Other income on the Consolidated statements of income for the three and nine months ended September 30, 2016. See Note 5 regarding the $153,000 balance which is attributable to the related partial condemnation of land.

Lease termination fee

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

Note 9 — Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of a tenant to make required rent payments.  If the financial condition of a specific tenant were to deteriorate, adversely impacting its ability to make payments, allowances may be required.  At September 30, 2016 and December 31, 2015, there was no balance in allowance for doubtful accounts.

The Company records bad debt expense as a reduction of rental income and/or tenant reimbursements. On March 2, 2016, Sports Authority Inc., the tenant at the Company’s Greenwood Village, Colorado property, filed for Chapter 11 bankruptcy protection and on June 30, 2016, such tenant vacated the property. This tenant accounted for less than 1% of the Company’s rental income for the nine months ended September 30, 2016, and for the three and

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2016 (Continued)

Note 9 — Allowance for Doubtful Accounts (Continued)

nine months ended September 30, 2015.  For the nine months ended September 30, 2016, the Company recorded an aggregate bad debt expense of $190,000, relating to rental income and tenant reimbursements due from this tenant.  There was no bad debt expense in the three months ended September 30, 2016. The Company has determined that no impairment charge is required with respect to this property, which at September 30, 2016, had a net book value of $2,651,000.

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

The following table details the Mortgages payable, net, balances per the consolidated balance sheets at September 30, 2016 and December 31, 2015 (amounts in thousands):

	September 30,	December 31,
	2016	2015
Mortgages payable, gross	$400,794	$334,428
Unamortized deferred financing costs	(4,118)	(3,373)
Mortgages payable, net	$396,676	$331,055

At September 30, 2016 and December 31, 2015, $13,000 and $35,000, respectively, is included in other assets on the consolidated balance sheets representing unamortized deferred financing costs incurred for which the related mortgage debt has not yet been incurred.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2016 (Continued)

Note 10 — Debt Obligations (Continued)

Line of Credit

The Company has a $75,000,000 credit facility with Manufacturers & Traders Trust Company, VNB New York, LLC, Bank Leumi USA and Israel Discount Bank of New York which matures December 31, 2018.  The facility provides that the Company pay an interest rate equal to the one month LIBOR rate plus an applicable margin ranging from 175 basis points to 300 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility.   The applicable margin was 175 basis points at September 30, 2016 and 2015.   An unused facility fee of .25% per annum applies to the facility.  The average interest rate on the facility was approximately 2.20% and 1.93% for the nine months ended September 30, 2016 and 2015, respectively, and 2.24% and 1.94% for the three months ended September 30, 2016 and 2015, respectively.  The Company was in compliance with all covenants at September 30, 2016.

The following table details the Line of credit, net, balances per the consolidated balance sheets at September 30, 2016 and December 31, 2015 (amounts in thousands):

	September 30,	December 31,
	2016	2015
Line of credit, gross	$22,800	$18,250
Unamortized deferred financing costs	(380)	(506)
Line of credit, net	$22,420	$17,744

At November 3, 2016, there was an outstanding balance of $22,800,000 (before unamortized deferred financing costs) under the facility.

Note 11 — Related Party Transactions

In 2007, the Company entered into a compensation and services agreement with Majestic Property Management Corp. (“Majestic”), a company wholly-owned by the Company’s Vice Chairman and in which certain of the Company’s executive officers are officers and receive compensation.  Pursuant to the agreement, the Company pays an annual fee to Majestic and Majestic provides the Company with the services of all affiliated executive, administrative, legal, accounting, clerical and property management personnel, as well as property acquisition, sale and lease consulting and brokerage services, consulting services in respect to mortgage financings and construction supervisory services.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2016 (Continued)

Note 11 — Related Party Transactions (Continued)

In consideration for providing the Company the services described above, the Company paid Majestic $678,000 and $2,002,000 (including property management fees of $267,000 and $770,000) for the three and nine months ended September 30, 2016, respectively.  For the three and nine months ended September 30, 2015, such fees were $634,000 and $1,901,000 (including property management fees of $223,000 and $669,000, respectively).  The three and nine months ended September 30, 2016 and 2015 includes overhead fees of $49,000 and $147,000, respectively.

Effective January 1, 2016, the property management fee portion of the compensation and services agreement is paid based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively.  The Company does not pay Majestic property management fees with respect to properties managed by third parties.

For 2016 and 2015, the Company agreed to pay quarterly fees of $65,625 to the Company’s chairman and $26,250 to the Company’s vice-chairman.

Executive officers and others providing services under the compensation and services agreement were awarded shares of restricted stock and restricted stock units under the Company’s stock incentive plans (described in Note 14).  The costs of the plans charged to the Company’s operations applicable to the executive officers and others providing services under the compensation and services agreement amounted to $399,000 and $1,125,000 for the three and nine months ended September 30, 2016, respectively, and $307,000 and $930,000 for the three and nine months ended September 30, 2015, respectively.

The fees paid under the compensation and services agreement (except for the property management fees which are included in Real estate expenses), the chairman and vice-chairman fees and the costs of the stock incentive plans are included in General and administrative expense on the consolidated statements of income.

The Company obtains its property insurance in conjunction with Gould Investors L.P (“Gould”), a related party and reimburses Gould annually for the Company’s insurance cost relating to its properties. Amounts reimbursed to Gould were $699,000 during the three and nine months ended September 30, 2016 and $513,000 during the three and nine months ended September 30, 2015. Included in Real estate expenses on the consolidated statements of income is insurance expense of $169,000 and $371,000 for the three and nine months ended September 30, 2016, respectively, and $121,000 and $235,000 for the three and nine months ended September 30, 2015, respectively. The balance of the amounts reimbursed to Gould represents prepaid insurance and is included in Other assets on the consolidated balance sheets.

During the three and nine months ended September 30, 2016 and 2015, the Company paid an aggregate of $35,000, $123,000, $29,000 and $167,000, respectively, to its joint

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2016 (Continued)

Note 11 — Related Party Transactions (Continued)

venture partners or their affiliates (none of whom are officers, directors or employees of the Company) for property management and acquisition fees, which are included in Real estate expenses and Real estate acquisition costs on the consolidated statements of income.  Additionally, in the three and nine months ended September 30, 2016 and 2015, unconsolidated joint ventures of the Company paid fees of $55,000, $127,000, $35,000 and $361,000 to the other partner of the venture, which reduced Equity in earnings of unconsolidated joint ventures on the consolidated statements of income by $27,000, $63,000, $18,000 and $181,000, respectively.

Note 12 — Common Stock Cash Dividend

On September 12, 2016, the Board of Directors declared a quarterly cash dividend of $.41 per share on the Company’s common stock, totaling $7,245,000. The quarterly dividend was paid on October 6, 2016 to stockholders of record on September 27, 2016.

Note 13 — Shares Issued through Equity Offering Program

On March 20, 2014, the Company entered into an amended and restated equity offering sales agreement to sell shares of the Company’s common stock from time to time with an aggregate sales price of up to approximately $38,360,000, through an “at the market” equity offering program.  During the nine months ended September 30, 2016, the Company sold 607,701 shares for proceeds of $14,408,000, net of commissions of $146,000, and incurred offering costs of $111,000 for professional fees.  Subsequent to September 30, 2016 and through October 5, 2016, the Company sold 11,057 shares for proceeds of $268,000, net of commissions of $3,000.

Note 14 — Stock Based Compensation

The Company’s 2016 Incentive Plan, approved by the Company’s stockholders in June 2016, permits the Company to grant, among other things, stock options, restricted stock units, performance share awards and dividend equivalent rights and any one or more of the foregoing to its employees, officers, directors and consultants. A maximum of 750,000 shares of the Company’s common stock is authorized for issuance pursuant to this Plan, none of which have been issued. An aggregate of 804,750 shares of restricted stock and restricted stock units are outstanding under the Company’s 2012 and 2009 equity incentive plans (collectively, the “Prior Plans”) and have not yet vested.  No additional awards may be granted under the Prior Plans. For accounting purposes, the restricted stock is not included in the shares shown as outstanding on the balance sheet until they vest; however, dividends are paid on the unvested shares.

Pursuant to the Pay-for-Performance program, there are 200,000 performance share awards in the form of restricted stock units (the “Units”) outstanding under the Company’s 2009 Incentive Plan. The holders of Units are not entitled to dividends or to vote the underlying shares until the Units vest and shares are issued. Accordingly, for accounting purposes, the

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2016 (Continued)

Note 14 — Stock Based Compensation (Continued)

shares underlying the Units are not included in the shares shown as outstanding on the balance sheet.  No Units were forfeited or vested during the nine months ended September 30, 2016.

The following is a summary of the activity of the equity incentive plans excluding, except as otherwise noted, the 200,000 Units:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Restricted share grants	—	—	139,225	129,975
Per share grant price	—	—	$21.74	$24.60
Deferred compensation to be recognized over vesting period	—	—	$3,027,000	$3,197,000
Number of non-vested shares:
Non-vested beginning of period	605,000	538,990	538,755	480,995
Grants	—	—	139,225	129,975
Vested during period	—	—	(72,730)	(71,980)
Forfeitures	(250)	—	(500)	—
Non-vested end of period	604,750	538,990	604,750	$538,990

The following information includes the 200,000 Units:

Average per share value of non- vested shares (based on grant price)	$18.00	$17.12	$18.00	$17.12
Value of shares vested during the period (based on grant price)	$—	$—	$1,177,000	$607,000
Average value of shares forfeited during the period (based on grant price)	$21.05	$—	$21.05	$—
The total charge to operations for all incentive plans is as follows:
Outstanding restricted stock grants	$639,000	$550,000	$1,930,000	$1,653,000
Outstanding restricted stock units	131,000	30,000	246,000	89,000
Total charge to general and administrative expense on the income statement	$770,000	$580,000	$2,176,000	$1,742,000

As of September 30, 2016, there were approximately $6,758,000 of total compensation costs related to non-vested awards that have not yet been recognized, including $110,000 related to the Units (net of forfeiture and performance assumptions which are re-evaluated quarterly). These compensation costs will be charged to general and administrative expense over the remaining respective vesting periods. The weighted average vesting period is approximately 2.0 years.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2016 (Continued)

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

At September 30, 2016, the $419,854,000 estimated fair value of the Company’s mortgages payable is greater than their $400,794,000 carrying value (before unamortized deferred financing costs) by approximately $19,060,000 assuming a blended market interest rate of 3.6% based on the 9.7 year weighted average remaining term to maturity of the mortgages.  At December 31, 2015, the $346,614,000 estimated fair value of the Company’s mortgages payable is greater than their $334,428,000 carrying value (before unamortized deferred financing costs) by approximately $12,186,000 assuming a blended market interest rate of 4.07% based on the 8.9 year weighted average remaining term to maturity of the mortgages.

At September 30, 2016 and December 31, 2015, the carrying amount of the Company’s line of credit (before unamortized deferred financing costs) of $22,800,000 and $18,250,000, respectively, approximates its fair value.

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

September 30, 2016 (Continued)

Note 15 — Fair Value Measurements (Continued)

Fair Value on a Recurring Basis

The fair value of the Company’s available-for-sale securities and derivative financial instruments was determined using the following inputs (amounts in thousands):

			Fair Value Measurements
		Carrying and	on a Recurring Basis
	As of	Fair Value	Level 1	Level 2
Financial assets:
Available-for-sale securities:
Equity securities	September 30, 2016	$—	$—	$—
	December 31, 2015	32	32	—
Financial liabilities:
Derivative financial instruments:
Interest rate swaps	September 30, 2016	$9,489	$—	$9,489
	December 31, 2015	4,299	—	4,299

The Company does not own any financial instruments that are classified as Level 3.

Available-for-sale securities

At December 31, 2015, the Company’s available-for-sale securities was a $32,000 investment in equity securities (included in other assets on the consolidated balance sheet). The aggregate cost of these securities was $5,300 and at December 31, 2015, the unrealized gain of $27,000 was included in accumulated other comprehensive loss on the consolidated balance sheet.  Fair value was approximated based on current market quotes from financial sources that track such securities. During the nine months ended September 30, 2016, the Company sold such equity securities for gross proceeds of $33,000 and recognized a gain of $27,000 (included in other income on the consolidated statement of income).

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2016 (Continued)

Note 15 — Fair Value Measurements (Continued)

the likelihood of default by the Company and its counterparty.  As of September 30, 2016, the Company has assessed and determined the impact of the credit valuation adjustments on the overall valuation of its derivative positions are not significant.  As a result, the Company determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

As of September 30, 2016, the Company had entered into 30 interest rate derivatives, all of which were interest rate swaps, related to 30 outstanding mortgage loans with an aggregate $142,780,000 notional amount and mature between 2018 and 2028 (weighted average remaining term to maturity of 8.1 years).  Such interest rate swaps, all of which were designated as cash flow hedges, converted LIBOR based variable rate mortgages to fixed annual rate mortgages (with interest rates ranging from 3.02% to 5.75% and a weighted average interest rate of 4.13% at September 30, 2016).  The fair value of the Company’s derivatives designated as hedging instruments in asset and liability positions reflected as other assets or other liabilities on the consolidated balance sheets were $0 and $9,489,000, respectively, at September 30, 2016, and $0 and $4,299,000, respectively, at December 31, 2015.

Three of the Company’s unconsolidated joint ventures, in which wholly-owned subsidiaries of the Company are 50% partners, had two interest rate derivatives outstanding at September 30, 2016 with an aggregate $10,810,000 notional amount.  These interest rate swaps, which were designated as cash flow hedges, have interest rates of 3.49% and 5.81% and mature in 2022 and 2018, respectively.

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
One Liberty Properties, Inc. and Consolidated Subsidiaries
Amount of gain (loss) recognized on derivatives in Other comprehensive loss	$385	$(3,609)	$(7,197)	$(4,500)
Amount of loss reclassification from Accumulated other comprehensive loss into Interest expense	(633)	(574)	(2,020)	(1,921)

Unconsolidated Joint Ventures (Company’s share)
Amount of gain (loss) recognized on derivatives in Other comprehensive loss	$21	$(122)	$(164)	(147)
Amount of loss reclassification from Accumulated other comprehensive loss into Equity in earnings of unconsolidated joint ventures	(23)	(29)	(72)	(80)

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2016 (Continued)

Note 15 — Fair Value Measurements (Continued)

No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges for the three and nine months ended September 30, 2016 and 2015.  During the twelve months ending September 30, 2017, the Company estimates an additional $2,168,000 will be reclassified from other Accumulated other comprehensive loss as an increase to Interest expense and $81,600 will be reclassified from Accumulated other comprehensive loss as a decrease to Equity in earnings of unconsolidated joint ventures.

The derivative agreements in effect at September 30, 2016 provide that if the wholly-owned subsidiary of the Company which is a party to the agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to one of the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, then the Company could be held liable for such swap breakage losses, if any.  During the nine months ended September 30, 2016, the Company terminated three interest rate swaps in connection with the early payoff of the related mortgages, and during the nine months ended September 30, 2015, the Company terminated one interest rate swap in connection with the sale of its Cherry Hill, New Jersey property. The Company accelerated the reclassification of amounts in other comprehensive loss to earnings as a result of these hedged forecasted transactions being terminated.  The accelerated amounts were losses of $178,000 and $472,000 during the nine months ended September 30, 2016 and 2015, respectively, all of which are included in Prepayment costs on debt on the consolidated statements of income.  There were no such accelerated amounts in the three months ended September 30, 2016 and 2015.

As of September 30, 2016, the fair value of the derivatives in the liability position, including accrued interest but excluding any adjustments for nonperformance risk, was approximately $10,257,000.  In the event that the Company breaches any of the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $10,257,000.  This termination liability value, net of $601,000 adjustments for nonperformance risk, or $9,656,000, is included in Accrued expenses and other liabilities on the consolidated balance sheet at September 30, 2016.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2016 (Continued)

Note 16 — New Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which provides specific guidance on eight cash flow classification issues and how to reduce diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The effective date of the standard will be fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact, if any, it may have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The effective date of the standard will be fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact, if any, it may have on its consolidated financial statements.

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

September 30, 2016 (Continued)

Note 16 — New Accounting Pronouncements (Continued)

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. In accordance with the agreed upon delay, the new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted but not before annual periods beginning after December 15, 2016. The Company is currently assessing the impact that this updated standard will have on its consolidated financial statements.  In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date for ASU 2016-08 is the same as the effective date for ASU 2014-09. The Company is currently evaluating these new standards to determine the impact, if any, it may have on its consolidated financial statements.

Note 17 — Subsequent Events

Subsequent events have been evaluated and except as disclosed in Note 8 (Other Income Items), Note 10 (Debt Obligations), Note 12 (Common Stock Cash Dividend) and Note 13 (Shares Issued Through Equity Offering Program), there were no other events relative to the Company’s consolidated financial statements that require additional disclosure.

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

Acquisitions, Financings and Other Developments During the Three Months ended September 30, 2016

We acquired four properties for an aggregate purchase price of $71.3 million. These acquisitions contributed $785,000 of rental income, $125,000 of depreciation expense and $66,000 of mortgage interest expense during the three months ended September 30, 2016. We estimate that commencing October 1, 2016, the rental income from these four properties will be $1.6 million per quarter, depreciation expense will be $393,000 per quarter and mortgage interest expense will be $197,000 per quarter.

We obtained $47.4 million of gross proceeds from mortgage financings with a weighted average interest rate of 3.7% and a weighted average remaining term to maturity of 10.9 years.

We raised $8.5 million from the issuance of 349,000 shares of common stock pursuant to our at-the-market equity offering program and issued 38,000 shares of common stock through our dividend reinvestment program in lieu of paying dividends of approximately $880,000.

Since July 2016, we received $466,000 from the Colorado Department of Transportation (“CDOT”), and have been advised by CDOT that it will remit to us an additional $43,000 as a result of a partial condemnation of land and easements obtained by CDOT at our Greenwood Village, Colorado property. Of this aggregate of $509,000, $356,000 is attributable to easements and is included in Other income on the Consolidated statements of income for the three and nine months ended September 30, 2016 and $153,000 of the balance is attributable to the related partial condemnation of land, resulting in a $116,000 gain. We may seek additional compensation from CDOT for this condemnation, although no assurance can be given that such additional compensation will be obtained.

Overview

We are a self-administered and self-managed real estate investment trust, incorporated in Maryland in 1982.  We acquire, own and manage a geographically diversified portfolio of retail (including furniture stores, restaurants, office supply stores and supermarkets), industrial, flex, and health and fitness properties, many of which are leased under long-term leases.  As of September 30, 2016, we own 120 properties (including seven properties owned by consolidated joint ventures and five properties owned by unconsolidated joint ventures) located in 30 states.  Based on square footage, our occupancy rate at September 30, 2016 is approximately 98.4%.

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

We are sensitive to the risks facing the retail industry as a result of the growth of e-commerce.  We are addressing our exposure to the retail industry by seeking to acquire properties that we believe capitalize on e-commerce activities, such as e-commerce distribution and warehousing facilities - however, we intend to continue to acquire retail properties as we deem appropriate. Approximately 49.4% of our contractual rental income (as described below) is derived from retail tenants, including 8.9%, 5.8%, 3.7% and 3.7% from tenants engaged in retail furniture, restaurants, office supply activities and supermarkets, respectively.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute currently at least 90% of ordinary taxable income to our stockholders.  We intend to comply with these requirements and to maintain our REIT status.

Our contractual rental income is approximately $65.9 million and represents, after giving effect to any abatements, concessions or adjustments, the base rent payable to us during the 12 months ended September 30, 2017 under leases in effect at September 30, 2016. Contractual rental income excludes (i) approximately $1.0 million of straight-line rent and $998,000 of amortization of intangibles; and (ii) our share of the rental income payable to our unconsolidated joint ventures, which is approximately $2.7 million.

The following table sets forth scheduled lease expirations at our properties as of September 30, 2016 for the periods indicated below:

Lease Expiration (1) 12 Months Ending September 30,	Number of Expiring Leases	Approximate Square Footage Subject to Expiring Leases	Contractual Rental Income Under Expiring Leases	Percent of Contractual Rental Income Represented by Expiring Leases
2017	10	135,996	$436,683	0.7%
2018	22	248,464	2,690,413	4.1
2019	18	434,757	3,734,416	5.7
2020	11	175,547	3,246,984	4.9
2021	21	569,413	4,604,064	7.0
2022	19	2,336,683	15,989,511	24.3
2023	5	516,260	2,568,863	3.9
2024	8	360,248	3,663,015	5.5
2025	8	448,520	5,067,451	7.7
2026	11	325,116	5,014,141	7.6
2027 and thereafter	29	3,169,793	18,889,226	28.6
	162	8,720,797	$65,904,767	100.0%

(1)         Lease expirations assume tenants do not exercise existing renewal options.

Revenues

The following table compares revenues for the periods indicated:

	Three Months Ended September 30,		Increase	%	Nine Months Ended September 30,		Increase	%
(Dollars in thousands)	2016	2015	(Decrease)	Change	2016	2015	(Decrease)	Change
Revenues:
Rental income, net	$16,334	$15,273	$1,061	6.9%	$46,985	$44,159	$2,826	6.4%
Tenant reimbursements	1,687	835	852	102.0	4,614	2,407	2,207	91.7
Lease termination fee	—	—	—	—	—	650	(650)	(100.0)
Total revenues	$18,021	$16,108	$1,913	11.9	$51,599	$47,216	$4,383	9.3

Rental income, net.  The increases are due primarily to (i) $2.1 million and $4.9 million in the three and nine months ended September 30, 2016, respectively, generated by properties acquired in 2016 and 2015; (ii) $68,000 and $289,000 in the three and nine months ended September 30, 2016, respectively, from three replacement tenants that leased vacant space at one of our El Paso, Texas properties; and (iii) the write-off in the nine months ended September 30, 2015 of straight-line rent of $226,000 related to the lease termination fee described below.

Offsetting these increases are decreases of (i) $887,000 and $1.7 million in the three and nine months ended September 30, 2016, respectively, due to the 2016 sale of 11 properties (the “Sold Properties”), including a portfolio of eight convenience stores (the “Pantry Portfolio”); (ii) $145,000 in the nine months ended September 30, 2016, as we did not commence recognizing rental income from a new tenant until April 1, 2016 at our Joppa, Maryland property at which the prior tenant’s lease expired on December 31, 2015 and (iii) $311,000 and $713,000 in the three and nine months ended September 30, 2016, respectively, from two vacant properties that in the corresponding prior year periods, were leased to Pathmark and Sports Authority. Pathmark filed for Chapter 11 bankruptcy protection, vacated the property and ceased paying rent in September 2015 and Sports Authority filed for Chapter 11 bankruptcy protection in January 2016 and vacated the property and stopped paying rent June 30, 2016.

Tenant reimbursements.  Real estate tax and operating expense reimbursements in the three and nine months ended September 30, 2016 increased by (i) $469,000 and $1.1 million, respectively, from 12 properties acquired in 2016 and 2015 and (ii) $383,000 and $1.1 million, respectively, from other properties in our portfolio.  We recognized an equivalent amount of real estate expense for these tenant reimbursements.

Lease termination fee.   In March 2015, we received a lease termination fee of $650,000 from an industrial tenant in a lease buy-out transaction.  We re-leased the property simultaneously with the lease termination.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Three Months Ended September 30,		Increase	%	Nine Months Ended September 30,		Increase	%
(Dollars in thousands)	2016	2015	(Decrease)	Change	2016	2015	(Decrease)	Change
Operating expenses:
Depreciation and amortization	$4,663	$4,435	$228	5.1%	$13,246	$12,090	$1,156	9.6%
General and administrative	2,681	2,350	331	14.1	7,961	7,132	829	11.6
Real estate expenses	2,188	1,415	773	54.6	6,521	4,022	2,499	62.1
Real estate acquisition costs	162	90	72	80.0	610	417	193	46.3
Federal excise and state taxes	43	68	(25)	(36.8)	198	266	(68)	(25.6)
Leasehold rent	77	77	—	—	231	231	—	—
Total operating expenses	9,814	8,435	1,379	16.3	28,767	24,158	4,609	19.1

Operating income	$8,207	$7,673	$534	7.0	$22,832	$23,058	$(226)	(1.0)

Depreciation and amortization.  Approximately $654,000 and $1.6 million, respectively, of the increases for the three and nine months ended September 30, 2016 are due to depreciation expense on 15 of the 18 properties acquired in 2016 and 2015, and approximately $122,000 and $309,000, respectively, from amortization of property improvements placed in service during 2016 and 2015. Offsetting these increases are decreases in the three and nine months ended September 30, 2016 of (i) $135,000 and $300,000, respectively, of expenses related to the Sold Properties and (ii) $440,000 and $558,000, respectively, of amortization and write-offs of intangibles and lease commissions, including a $380,000 write-off of tenant origination costs in the three and nine months ended September 30, 2015 related to the Pathmark property.

General and administrative.  Contributing to the increases in the three and nine months ended September 30, 2016 were increases of: (i) $191,000 and $434,000, respectively, in non-cash compensation expense primarily related to the increase in the number of shares of restricted stock granted in 2016 and the higher fair value of the awards granted in 2016 in comparison to the awards granted in 2011 that vested in January 2016; (ii) $127,000 and $274,000, respectively, for third party audit and audit related services; and (iii) $20,000 and $102,000, respectively, in compensation expense primarily due to higher compensation levels.

Real estate expenses.  The increases in the three and nine months ended September 30, 2016 are due primarily to increases of $434,000 and $1.1 million, respectively, from properties acquired in 2015 and 2016 and $244,000 and $937,000 from other properties in our portfolio. Most of these increases are rebilled to tenants and are included in Tenant reimbursement revenues. Also contributing to the increase in the three and nine months ended September 30, 2016 were $54,000 and $227,000, respectively, of expenses related to the vacant former Pathmark property and $41,000 and $249,000, respectively, of expenses related to the vacant former Sports Authority property.

Real estate acquisition costs.  The increases in the three and nine months ended September 30, 2016 are due to increased acquisition activity.

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Three Months Ended September 30,		Increase	%	Nine Months Ended September 30,		Increase	%
(Dollars in thousands)	2016	2015	(Decrease)	Change	2016	2015	(Decrease)	Change
Other income and expenses:
Gain on sales of real estate, net	$119	$—	$119	100.0%	$9,824	$5,392	$4,432	82.2%
Purchase price fair value adjustment	—	—	—	—	—	960	(960)	(100.0)
Prepayment costs on debt	—	—	—	—	(577)	(568)	9	1.6
Equity in earnings of unconsolidated joint ventures	228	347	(119)	(34.3)	794	311	483	155.3
Other income	362	2	360	18,000.0	431	77	354	459.7
Interest:
Expense	(4,404)	(4,044)	360	8.9	(12,593)	(11,690)	903	7.7
Amortization and write-off of deferred financing costs	(189)	(187)	2	1.1	(644)	(828)	(184)	(22.2)

Gain on sales of real estate, net.  The gain in the nine months ended September 30, 2016 was realized from the sales of three properties in the three months ended June 30, 2016 and the February 2016 sale of the Pantry Portfolio. Additionally, the three and nine months ended September 30, 2016 include a $116,000 gain on the partial condemnation of land at our former Sports Authority property in Greenwood Village, Colorado. (See “-Other income”.) The 2015 gain was realized from the January 2015 sale of the Cherry Hill, New Jersey property. The minority partner’s share of the gain on the Cherry Hill, New Jersey property was $1.3 million, which is the primary reason for the decrease in net income attributable to non-controlling interests for the nine months ended September 30, 2016 as compared to September 30, 2015.

Purchase price fair value adjustment.  In connection with the acquisition of our joint venture partner’s 50% interest in a property located in Lincoln, Nebraska, we recorded this adjustment, representing the difference between the book value of the preexisting equity investment on the March 31, 2015 purchase date and the fair value of the investment.

Prepayment costs on debt. These costs were incurred primarily in connection with property sales and the payoff, prior to the stated maturity, of the related mortgage debt. In 2016, these costs related primarily to the sales of the Tomlinson, Pennsylvania property and the Pantry Portfolio and in 2015, primarily to the sale of the Cherry Hill, New Jersey property.

Equity in earnings of unconsolidated joint ventures.  The increase in the nine months ended September 30, 2016 is due primarily to an increase of $525,000 in our share of income from the Manahawkin, New Jersey retail center which was acquired in June 2015. The nine months ended September 30, 2015 included our $400,000 share of acquisition expenses associated with the purchase of this center. The decrease in the three months ended September 30, 2016 from the corresponding prior year period is due to non-recurring closing adjustments associated with the purchase of this center in the corresponding prior year period.

Other income. Since July 2016, we received $466,000 from CDOT, and have been advised by CDOT that it will remit to us an additional $43,000 as a result of a partial condemnation of land and easements obtained by CDOT at our Greenwood Village, Colorado property. Of this aggregate of $509,000, $356,000 is attributable to easements and is included in Other income. See “Gain on sales of real estate, net” above for the gain resulting from the $153,000 balance.

Interest expense.  The following table details the components of interest expense for the periods indicated:

	Three Months Ended September 30,		Increase	%	Nine Months Ended September 30,		Increase	%
(Dollars in thousands)	2016	2015	(Decrease)	Change	2016	2015	(Decrease)	Change
Interest expense:
Credit line interest	$121	$179	$(58)	(32.4)%	$439	$434	$5	1.2%
Mortgage interest	4,283	3,865	418	10.8	12,154	11,256	898	8.0
Total	$4,404	$4,044	$360	8.9	$12,593	$11,690	$903	7.7

Credit line interest

The decrease in the three months ended September 30, 2016 is due to the $16.0 million decrease in the weighted average balance outstanding under our line of credit, offset in part by a 30 basis point increase in the average interest rate from 1.94% to 2.24%. The weighted average balance decreased primarily due to repayments with proceeds from financings and property sales, offset by borrowings for property acquisitions.

Mortgage interest

The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt for the periods indicated:

	Three Months Ended September 30,		Increase	%	Nine Months Ended September 30,		Increase	%
(Dollars in thousands)	2016	2015	(Decrease)	Change	2016	2015	(Decrease)	Change
Average interest rate on mortgage debt	4.56%	4.92%	(.36)%	(7.3)%	4.65%	4.95%	(.30)%	(6.1)%
Average principal amount of mortgage debt	$375,770	$314,067	$61,703	19.6%	350,287	$303,483	$46,804	15.4%

The increase in mortgage interest expense is due to the increase in the average principal amount of mortgage debt outstanding, partially offset by a decrease in the average interest rate on outstanding mortgage debt. The increase in the average balance outstanding is substantially due to the incurrence of mortgage debt of $89.5 million in connection with properties acquired in 2015 and 2016 and the financing or refinancing of $79.0 million of mortgage debt, net of refinanced amounts, in connection with properties acquired prior to 2015. The decrease in the average interest rate is due to the financing (including financings effectuated in connection with acquisitions) or refinancing in 2016 and 2015 of $190.7 million of gross mortgage debt (including $22.2 million of refinanced amounts) with an average interest rate of approximately 3.8%.

Amortization and write-off of deferred financing costs.  The decrease in the nine months ended September 30, 2016 is primarily due to the write-off in 2015 of $249,000 relating to the sale of the Cherry Hill, New Jersey property.

Liquidity and Capital Resources

Our sources of liquidity and capital are cash flow from operations, cash and cash equivalents, borrowings under our revolving credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of equity securities and property sales.  Our available liquidity at November 3, 2016, was approximately $56.1 million, including approximately $3.9 million of cash and cash equivalents (net of the credit facility’s required $3.0 million deposit maintenance balance) and $52.2 million available under our revolving credit facility.

Liquidity and Financing

We expect to meet substantially all of our operating cash requirements (including dividend and mortgage amortization payments) from cash flow from operations.  To the extent that this cash flow is inadequate to cover all of our operating needs, we will be required to use our available cash and cash equivalents, or draw on our credit line (to the extent permitted).

At September 30, 2016, excluding mortgage indebtedness of our unconsolidated joint ventures, we had 73 outstanding mortgages payable secured by 90 properties, in the aggregate principal amount of $400.8 million (before netting unamortized deferred financing costs).  These mortgages represent first liens on individual real estate investments with an aggregate carrying value of $614.1 million, before accumulated depreciation of $72.4 million.  After giving effect to interest rate swap agreements, the mortgage payments bear interest at fixed rates ranging from 3.02% to 7.81% (a 4.36% weighted average interest rate) and mature between 2017 and 2041 (a 9.7 year weighted average remaining term to maturity).

The following table sets forth as of September 30, 2016, information with respect to our mortgage debt that is payable from October 1, 2016 through December 31, 2019 (excluding mortgage debt of our unconsolidated joint ventures):

(Dollars in thousands)	2016	2017	2018	2019	Total
Amortization payments	$2,265	$11,158	$10,986	$11,533	$35,942
Principal due at maturity	—	14,282	10,260	3,485	28,027
Total	$2,265	$25,440	$21,246	$15,018	$63,969

At September 30, 2016, our unconsolidated joint ventures had first mortgages on four properties with outstanding balances aggregating $36.2 million, bearing interest at rates ranging from 3.49% to 5.81% (i.e., a 3.98% weighted average interest rate) and maturing between 2018 and 2025.

We intend to make debt amortization payments from operating cash flow and, though no assurance can be given that we will be successful in this regard, generally intend to refinance, extend or payoff the mortgage loans which mature from 2017 through 2019.  We intend to repay the amounts not refinanced or extended from our existing funds and sources of funds, including our available cash and our credit line (to the extent available).

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

Credit Facility

We can borrow up to $75 million pursuant to our revolving credit facility which is available to us for the acquisition of commercial real estate, repayment of mortgage debt, property improvements and general working capital purposes; provided, that if used for property improvements and working capital purposes, the amount outstanding for such purposes will not exceed the lesser of $15 million and 15% of the borrowing base and if used for working capital purposes, will not exceed $10 million. The facility matures December 31, 2018 and bears interest equal to the one month LIBOR rate plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 300 basis points if such ratio is greater than 65%. The applicable margin was 175 basis points at September 30, 2016 and 2015.  There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $75 million. The credit facility requires the maintenance of $3 million in average deposit balances.

The terms of our revolving credit facility include restrictions and covenants which limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At September 30, 2016, we were in compliance with the covenants under this facility.

Statement of Cash Flows

The following discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.

	Nine Months Ended September 30,
(Amounts in thousands)	2016	2015
Cash flow provided by operating activities	$21,903	$23,316
Cash flow used in investing activities	(81,944)	(72,227)
Cash flow provided by financing activities	64,950	42,463
Net increase (decrease) in cash and cash equivalents	4,909	(6,448)
Cash and cash equivalents at beginning of year	12,736	20,344
Cash and cash equivalents at end of period	$17,645	$13,896

Our principal source of cash flows is from the operation of our properties. Our properties provide a relatively consistent stream of cash flows that provide us with the resources to fund operating expenses, debt service and quarterly dividends.

The decrease in cash flow provided by operating activities during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 is due to a number of factors including a $650,000 lease termination fee received in the nine months ended September 30, 2015 and the timing of cash receipts and cash expenditures in the normal course of operations.

The increase in cash used in investing activities during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 is due primarily to the increased purchases of real estate in the current nine month period offset in part by (i) the increase in net proceeds from sales of real estate in the current nine month period and (ii) the investment in unconsolidated joint ventures in the nine months ended September 30, 2015, while there was no such investment in the nine months ended September 30, 2016.

The increase in cash flow provided by financing activities during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 is due primarily to an increase in proceeds from mortgage financings and the sale of our common stock, offset by an increase in repayment of mortgages payable and an increase in repayment (net of proceeds from drawdowns) on the credit facility.

Off-Balance Sheet Arrangements

At September 30, 2016, we are not a party to any off-balance sheet arrangements other than with respect to our properties located in Lakemoor, Illinois, Wheaton, Illinois and Beachwood, Ohio. These properties are ground leases improved by multi-family properties and generated $1,217,000 and $469,000 of rental income during the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016, our maximum exposure to loss with respect to these properties is $34.0 million, representing the carrying value of the land; such leasehold positions are subordinate to an aggregate of $150.7 million of mortgage debt incurred by our tenants, the owner/operators of the multi-family properties. We do not believe that this type of off-balance sheet arrangement has been or will be material to our liquidity and capital resource positions.  See Note 6 to our consolidated financial statements for additional information regarding these arrangements.

Funds from Operations and Adjusted Funds from Operations

We compute funds from operations, or FFO, in accordance with the “White Paper on Funds From Operations” issued by the National Association of Real Estate Investment Trusts (“NAREIT”) and NAREIT’s related guidance. FFO is defined in the White Paper as net income (computed in accordance with generally accepting accounting principles), excluding gains (or losses) from sales of property, plus real estate depreciation and amortization, plus impairment write-downs of depreciable real estate and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. In computing FFO, we do not add back to net income the amortization of costs in connection with our financing activities or depreciation of non-real estate assets. We compute adjusted funds from operations, or AFFO, by adjusting from FFO for our straight-line rent accruals and amortization of lease intangibles, deducting lease termination fees and gain on extinguishment of debt and adding back amortization of restricted stock compensation, amortization of costs in connection with our financing activities (including our share of our unconsolidated joint ventures) and debt prepayment costs.  Since the NAREIT White Paper does not provide guidelines for computing AFFO, the computation of AFFO may vary from one REIT to another.

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

The table below provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
GAAP net income attributable to One Liberty Properties, Inc.	$4,299	$3,788	$20,027	$15,326
Add: depreciation of properties	4,583	4,384	13,026	11,906
Add: our share of depreciation of unconsolidated joint ventures	223	229	670	410
Add: amortization of deferred leasing costs	80	51	220	184
Add: Federal excise tax relating to gain on sales	—	25	6	109
Deduct: gain on sales of real estate	(119)	—	(9,824)	(5,392)
Deduct: purchase price fair value adjustment	—	—	—	(960)
Adjustments for non-controlling interests	(36)	(75)	(108)	1,394
NAREIT funds from operations applicable to common stock	9,030	8,402	24,017	22,977
Deduct: straight-line rent accruals and amortization of lease intangibles	(788)	(654)	(2,215)	(1,633)
Deduct: lease termination fee income	—	—	—	(650)
Add/Deduct: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	13	(9)	36	(9)
Add: amortization of restricted stock compensation	770	580	2,176	1,742
Add: prepayment costs on debt	—	—	577	568
Add: amortization and write-off of deferred financing costs	189	187	644	828
Add: our share of amortization of deferred financing costs of unconsolidated joint ventures	7	7	19	18
Adjustments for non-controlling interests	17	11	37	(187)
Adjusted funds from operations applicable to common stock	$9,238	$8,524	$25,291	$23,654

The table below provides a reconciliation of net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
GAAP net income attributable to One Liberty Properties, Inc.	$.24	$.22	$1.15	$.92
Add: depreciation of properties	.26	.26	.76	.72
Add: our share of depreciation of unconsolidated joint ventures	.01	.02	.04	.03
Add: amortization of deferred leasing costs	—	—	.01	.01
Add: Federal excise tax relating to gain on sales	—	—	—	.01
Deduct: gain on sales of real estate	—	—	(.57)	(.33)
Deduct: purchase price fair value adjustment	—	—	—	(.06)
Adjustments for non-controlling interests	—	—	—	.09
NAREIT funds from operations per share of common stock	.51	.50	1.39	1.39
Deduct: straight-line rent accruals and amortization of lease intangibles	(.03)	(.04)	(.13)	(.10)
Deduct: lease termination fee income	—	—	—	(.04)
Add: amortization of restricted stock compensation	.04	.04	.13	.11
Add: prepayment costs on debt	—	—	.03	.03
Add: amortization and write-off of deferred financing costs	.01	.01	.04	.05
Adjustments for non-controlling interests	—	—	—	(.01)
Adjusted funds from operations per share of common stock	$.53	$.51	$1.46	$1.43

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

We utilize interest rate swaps to limit interest rate risk. These swaps are used for hedging purposes-not for speculation. We do not enter into interest rate swaps for trading purposes.  At September 30, 2016, our aggregate liability in the event of the early termination of our swaps was $10.3 million.

At September 30, 2016, we had 32 interest rate swap agreements outstanding (including two held by three of our unconsolidated joint ventures). The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of September 30, 2016, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have increased by approximately $10.1 million and the net unrealized loss on derivative instruments would have decreased by $10.1 million.  If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have decreased by approximately

$10.3 million and the net unrealized loss on derivative instruments would have increased by $10.3 million. These changes would not have any impact on our net income or cash.

Our mortgage debt, after giving effect to interest rate swap agreements, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.

Our variable rate credit facility is sensitive to interest rate changes. At September 30, 2016, a 100 basis point increase of the interest rate on this facility would increase our related interest costs over the next twelve months by approximately $228,000 and a 100 basis point decrease of the interest rate would decrease our related interest costs over the next twelve months by approximately $103,000.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the nine months ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: November 8, 2016	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: November 8, 2016	/s/ David W. Kalish
David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)