Form 10-K
period 2016-12-31
ONE LIBERTY PROPERTIES INC
filed 2017-03-10
CIK 712770

Use these links to rapidly review the document
TABLE OF CONTENTS Form 10-K
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

         Indicate by check mark whether registrant is a shell company (defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2016 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of all common equity held by non-affiliates of the registrant, computed by reference to the price at which common equity was last sold on said date, was approximately $318 million.

         As of March 1, 2017, the registrant had 18,399,621 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the 2017 annual meeting of stockholders of One Liberty Properties, Inc., to be filed pursuant to Regulation 14A not later than May 1, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Form 10-K

PART I

Item 1.    Business.

General

        We are a self-administered and self-managed real estate investment trust, also known as a REIT. We were incorporated in Maryland on December 20, 1982. We acquire, own and manage a geographically diversified portfolio, consisting primarily of retail, industrial, flex and health and fitness properties, many of which are subject to long-term leases. Many of our leases are "net leases" and ground leases under which the tenant is typically responsible for real estate taxes, insurance and ordinary maintenance and repairs. As of December 31, 2016, we own 114 properties and participate in joint ventures that own five properties. These 119 properties are located in 30 states and have an aggregate of approximately 10.1 million square feet (including an aggregate of approximately 1.2 million square feet at properties owned by our joint ventures).

        As of December 31, 2016:

  •
  our 2017 contractual rental income (as described below) is $65.8 million.

  •
  the occupancy rate of our properties is 97.3% based on square footage.

  •
  the occupancy rate of properties owned by our joint ventures is 97.9% based on square footage.

  •
  the weighted average remaining term of our mortgage debt is 9.3 years and the weighted average interest rate thereon is 4.27%.

  •
  the weighted average remaining term of the leases generating our 2017 contractual rental income and for the leases at properties owned by our joint ventures is 8.9 years and 2.8 years, respectively.

        Our 2017 contractual rental income represents, after giving effect to any abatements, concessions or adjustments, the base rent payable to us in 2017 under leases in effect at December 31, 2016. Excluded from 2017 contractual rental income are approximately $875,000 of straight-line rent, amortization of approximately $998,000 of intangibles, and our share of the base rent payable to our joint ventures, which in 2017 is approximately $2.8 million.

2016 Highlights and Recent Developments

        In 2016:

  •
  our rental income, net, increased by $5.2 million, or 8.8%, to $64.2 million, from $59.0 million in 2015.

  •
  we acquired 11 properties for an aggregate purchase price of $118.6 million, including new mortgage debt of $25.6 million. The acquired properties account for $9.1 million, or 13.9%, of our 2017 contractual rental income.

  •
  we sold 12 properties (including a portfolio of eight convenience stores) for a net gain on sale of real estate of $10.0 million—the properties sold accounted for 1.8% of 2016 rental income.

  •
  we obtained gross proceeds of $137.6 million from mortgage financings (including acquisition mortgage debt of $25.6 million), and refinancings.

  •
  we increased our quarterly dividend 4.9% to $0.43 per share, commencing with the dividend declared in December 2016 and paid in January 2017.

  •
  we raised approximately $25.8 million from the issuance of 1,080,000 shares of common stock pursuant to our at-the-market equity offering program.

  •
  we renewed, extended and/or entered into leases covering more than one million square feet, including leases with two tenants that in the aggregate account for approximately 6.3% of 2017 contractual rental income.

  •
  we amended and restated our credit facility to increase to up to $100 million the amount available for borrowing thereunder and extended the facility's maturity date to December 31, 2019.

  •
  we agreed to sell our vacant Greenwood Village, Colorado property previously tenanted by Sports Authority. Completion of the transaction is subject to satisfaction of specified conditions. We anticipate that this transaction will be completed in the 2nd half of 2017 and that our gain from this sale will range from approximately $5 million to $7 million. We can provide no assurance that the sale will be completed or that the anticipated gain will be recognized.

        In the narrative portion of this Annual Report on Form 10-K:

  •
  the information with respect to our consolidated joint ventures is generally described as if such ventures are our wholly owned subsidiaries and information with respect to unconsolidated joint ventures is generally separately described,

  •
  except as otherwise indicated, (i) all references to joint ventures refer to unconsolidated joint ventures, (ii) all interest rates with respect to debt give effect to the related interest rate derivative, if any, (iii) amounts reflected as debt, reflects the gross debt owed, without deducting deferred financing costs, and (iv) square footage and terms of like import refers to the total square footage of the applicable building, including common areas, if any, and

  •
  2017 contractual rental income derived from multiple properties leased pursuant to a master lease is allocated among such properties based on management's estimate of the appropriate allocations.

Acquisition Strategies

        We seek to acquire properties throughout the United States that have locations, demographics and other investment attributes that we believe to be attractive. We believe that long-term leases provide a predictable income stream over the term of the lease, making fluctuations in market rental rates and in real estate values less significant to achieving our overall investment objectives. Our primary goal is to acquire single-tenant properties that are subject to long-term net or ground leases that include periodic contractual rental increases or rent increases based on increases in the consumer price index. Periodic contractual rental increases provide reliable increases in future rent payments and rent increases based on the consumer price index provide protection against inflation. Historically, long-term leases have made it easier for us to obtain longer-term, fixed-rate mortgage financing with principal amortization, thereby moderating the interest rate risk associated with financing or refinancing our property portfolio and reducing the outstanding principal balance over time. We may, however, acquire a property that is subject to a short-term lease when we believe the property represents a good opportunity for recurring income and residual value. Although the acquisition of single-tenant properties subject to net and ground leases is the focus of our investment strategy, we also consider investments in, among other things, (i) properties that can be re-positioned or re-developed, (ii) community shopping centers anchored by national or regional tenants and (iii) properties ground leased to operators of multi-family properties. We pay substantially all the operating expenses at community shopping centers, a significant portion of which is reimbursed by tenants pursuant to their leases.

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

        We identify properties through the network of contacts of our senior management and our affiliates, which contacts include real estate brokers, private equity firms, banks and law firms. In addition, we attend industry conferences and engage in direct solicitations.

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

  •
  the ability of a tenant, if a net leased property, or major tenants, if a multi-tenant property, to meet operational needs and lease obligations;

  •
  an evaluation of the credit quality of the tenant;

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

  •
  obtaining mortgage indebtedness (including refinancings) on favorable terms and maintaining access to capital to finance property acquisitions; and

  •
  monitoring and maintaining our portfolio, including tenant negotiations and lease amendments with tenants that are renewing, expanding or having financial difficulty; and

  •
  managing our portfolio effectively, including opportunistic and strategic property sales.

Typical Property Attributes

        As of December 31, 2016, the properties in our portfolio and those owned by our joint ventures typically have the following attributes:

  •
  Net or ground leases.  Many of our leases are net and ground leases under which the tenant is typically responsible for real estate taxes, insurance and ordinary maintenance and repairs. We believe that investments in net and ground leased properties offer reasonably predictable returns;

  •
  Long-term leases.  Many of our leases are long-term leases. Excluding leases relating to properties owned by our joint ventures, the weighted average remaining term of our leases is 8.9 years, leases representing approximately 37.1% of our 2017 contractual rental income expire between 2022 and 2025, and leases representing approximately 40.8% of our 2017 contractual rental income expire after 2026; and

  •
  Scheduled rent increases.  Leases representing approximately 80.8% of our 2017 contractual rental income and leases representing 28.0% of our share of the base rent payable in 2017 with respect to properties owned by joint ventures provide for either periodic contractual rent increases or a rent increase based on the consumer price index.

Our Tenants

        The following table sets forth information about the diversification of our tenants by industry sector as of December 31, 2016:

Type of Property	Number of Tenants	Number of Properties	2017 Contractual Rental Income	Percentage of 2017 Contractual Rental Income
Retail—General	86	40	$17,983,780	27.3
Industrial	21	21	17,932,032	27.3
Retail—Furniture(1)	3	14	5,938,781	9.0
Retail—Restaurant	13	17	3,542,097	5.4
Flex	3	3	3,310,099	5.0
Health & Fitness	1	3	3,075,583	4.7
Retail—Supermarket	2	2	2,444,943	3.7
Retail—Office Supply(2)	1	7	2,430,407	3.7
Theater	1	2	2,286,136	3.5
Other	5	5	6,853,892	10.4

	136	114	$65,797,750	100.0

(1)
Eleven properties are net leased to Haverty Furniture Companies, Inc., which we refer to as Haverty Furniture, pursuant to a master lease covering all such properties.

(2)
Includes seven properties which are net leased to Office Depot pursuant to seven separate leases. Five of the Office Depot leases contain cross-default provisions.

        Many of our tenants (including franchisees of national chains) operate on a national basis and include, among others, Advanced Auto, Applebees, Barnes & Noble, Burlington Coat Factory, CarMax, CVS, Famous Footwear, FedEx, Ferguson Enterprises, Kohl's, LA Fitness, Marshalls, Men's Wearhouse, Northern Tool, Office Depot, Party City, PetSmart, Ross Stores, Shutterfly, TGI Friday's, The Toro Company, Urban Outfitters, Walgreens, Wendy's and Whole Foods and some of our tenants operate on a regional basis, including Haverty Furniture, Giant Food Stores and hhgregg.

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

        Our typical lease provides for contractual rent increases periodically throughout the term of the lease or for rent increases pursuant to a formula based on the consumer price index. Some of our leases provide for minimum rents supplemented by additional payments based on sales derived from the property subject to the lease (i.e., percentage rent). Percentage rent contributed less than and is expected to contribute less than $50,000 to 2016 rental income and 2017 rental income, respectively.

        Generally, our strategy is to acquire properties that are subject to existing long-term leases or to enter into long-term leases with our tenants. Our leases generally provide the tenant with one or more renewal options.

        The following table sets forth scheduled lease expirations of leases for our properties as of December 31, 2016:

Year of Lease Expiration(1)	Number of Expiring Leases	Approximate Square Footage Subject to Expiring Leases	2017 Contractual Rental Income Under Expiring Leases	Percentage of 2017 Contractual Rental Income Represented by Expiring Leases
2017	16	83,554	$923,785	1.4
2018	20	307,843	2,687,364	4.1
2019	13	326,707	2,975,037	4.5
2020	11	175,659	3,246,874	4.9
2021	22	586,247	4,748,762	7.2
2022	17	1,860,663	12,130,737	18.4
2023	8	609,001	4,389,218	6.7
2024	5	377,222	2,200,754	3.4
2025	11	400,728	5,664,221	8.6
2026 and thereafter	38	3,868,156	26,830,998	40.8

	161	8,595,780	$65,797,750	100.0

(1)
Lease expirations assume tenants do not exercise existing renewal options.

Financing, Re-Renting and Disposition of Our Properties

        Our charter documents do not limit the level of debt we may incur. Our revolving credit facility matures on December 31, 2019 and, among other things, limits total debt that we may incur to 70% of the total value of our properties (as determined pursuant to the credit facility). We borrow funds on a secured and unsecured basis and intend to continue to do so in the future.

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

Our Joint Ventures

        As of December 31, 2016, we participated in five joint ventures that own an aggregate of five properties, with approximately 1.2 million square feet of space. Four of the properties are retail properties and one is an industrial property. We own 50% of the equity interest in all of these joint ventures. At December 31, 2016, our investment in joint ventures was approximately $10.8 million.

        Based on the leases in effect at December 31, 2016, we anticipate that our share of the base rent payable in 2017 to our joint ventures is approximately $2.8 million. Leases for two properties are expected to contribute 87.9% of the aggregate projected base rent payable to all of our joint ventures in 2017. Leases with respect to 53.5%, 19.4% and 27.1% of the aggregate projected base rent payable to all of our joint ventures in 2017, is payable pursuant to leases expiring from 2017 to 2018, from 2019 to 2020, and thereafter, respectively.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Other Developments" for information regarding properties tenanted by Kmart.

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

Our Structure

        Eight employees, including Patrick J. Callan, Jr., our president and chief executive officer, Lawrence G. Ricketts, Jr., our executive vice president and chief operating officer, Justin Clair, a vice-president, Karen Dunleavy, vice president-financial and four other employees, devote all of their business time to us. Our other executive, administrative, legal, accounting and clerical personnel provide their services to us on a part-time basis pursuant to the compensation and services agreement described below.

        We entered into a compensation and services agreement with Majestic Property Management Corp., effective as of January 1, 2007. Majestic Property is wholly-owned by our vice chairman of the board and it provides compensation to certain of our executive officers. Pursuant to this agreement, we pay fees to Majestic Property and Majestic Property provides us with the services of all affiliated executive, administrative, legal, accounting and clerical personnel that we use on a part time basis, as well as property management services, property acquisition, sales and leasing and mortgage brokerage services. The fees we pay Majestic Property are negotiated by us and Majestic Property in consultation with our audit and compensation committees, and are approved by these committees and our independent directors.

        In 2016, pursuant to the compensation and services agreement, we paid Majestic Property a fee of approximately $2.5 million and $196,000 for our share of all direct office expenses, including, among other expenses, rent, telephone, postage, computer services and internet usage. Included in the $2.5 million fee is $1.1 million for property management services–the fee for the property management services is based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by us from net lease tenants and operating lease tenants, respectively. Property management fees are not paid with respect to properties managed by third parties. Based on our portfolio of properties at December 31, 2016, we estimate that the property management fee in 2017 will be approximately $1.2 million.

        We believe that the compensation and services agreement allows us to benefit from (i) access to, and from the services of, a group of senior executives with significant knowledge and experience in the real estate industry and our company, (ii) other individuals who perform services on our behalf, and (iii) general economies of scale. If not for this agreement, we believe that a company of our size would not have access to the skills and expertise of these executives at the cost that we have incurred and will incur in the future. For a description of the background of our management, please see the information under the heading "Executive Officers" in Part I of this Annual Report. See Note 12 to our consolidated financial statements for information regarding equity awards to individuals performing services on our behalf pursuant to the compensation and services agreement.

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

        In addition to the other information contained or incorporated by reference in this Form 10-K, readers should carefully consider the following risk factors:

Risks Related to Our Business

Approximately 49.1% of our 2017 contractual rental income is derived from tenants operating in the retail industry and the failure of those tenants to pay rent would significantly reduce our revenues.

        Approximately 49.1% of our 2017 contractual rental income is derived from retail tenants, including 9.0% from tenants engaged in retail furniture (i.e., Haverty Furniture accounts for 7.1% of 2017 contractual rental income) and 3.7% from tenants engaged in office supply activities (i.e., Office Depot accounts for 3.7% of 2017 contractual rental income).

        Various factors could cause our retail tenants to close their locations, including difficult economic conditions and e-commerce competition. The failure of our retail tenants to meet their lease obligations, including rent payment obligations, due to these and other factors, may make it difficult for us to satisfy our operating and debt service requirements, make capital expenditures and pay dividends.

If we are unable to re-rent properties upon the expiration of our leases or if our tenants default or seek bankruptcy protection, our rental income will be reduced and we would incur additional costs.

        Substantially all of our rental income is derived from rent paid by our tenants. From 2017 through 2019, leases with respect to 49 tenants that account for 10.0% of our 2017 contractual rental income, expire. If our tenants, and in particular, our significant tenants, (i) do not renew their leases upon the expiration of same, (ii) default on their obligations or (iii) seek rent relief, lease renegotiation or other accommodations, our revenues could decline and, in certain cases, co-tenancy provisions may be triggered possibly allowing other tenants at the same property to reduce their rental payments or terminate their leases. At the same time, we would remain responsible for the payment of the mortgage obligations with respect to the related properties and would become responsible for the operating expenses related to these properties, including, among other things, real estate taxes, maintenance and insurance. In addition, we may incur expenses in enforcing our rights as landlord. Even if we find replacement tenants or renegotiate leases with current tenants, the terms of the new or renegotiated leases, including the cost of required renovations or concessions to tenants, or the expense of the reconfiguration of a tenant's space, may be less favorable than current lease terms and could reduce the amount of cash available to meet expenses and pay dividends. During the 19 months ended December 31, 2016, three properties became (and remain) vacant, the former tenants are no longer paying rent, we have been unable to re-lease such properties and we anticipate expending an estimated $78,000 per month (including operating and interest expense), in maintaining these properties until they are re-leased or sold, as to which no assurance can be given. Further, Kmart Holding Corp., hhgregg, Inc. and TVI, Inc (a/k/a Savers Thrift Superstores), tenants at our properties (including a property owned by an unconsolidated joint venture), have announced that they intend to close stores located at our properties and hhgregg has filed for Chapter 11 bankruptcy protection. If tenants facing financial difficulties default on their obligation to pay rent or do not renew their leases at lease expiration, our results of operations and financial condition may be adversely affected. See "Item 7. Management's Discusson and Analysis of Financial Condition or Results of Operations—Other Developments" for further information with respect to our Kmart, hhgregg and Savers Thrift Superstores properties.

Approximately 23.4% of our 2017 contractual rental income is derived from five tenants. The default, financial distress or failure of any of these tenants could significantly reduce our revenues.

        Haverty Furniture, LA Fitness, Northern Tool, Office Depot and Ferguson Enterprises account for approximately 7.1%, 4.7%, 4.2%, 3.7% and 3.7%, respectively, of our 2017 contractual rental income. The default, financial distress or bankruptcy of any of these tenants could cause interruptions in the receipt of, or the loss of, a significant amount of rental income and would require us to pay operating expenses (including real estate taxes) currently paid by the tenant. This could also result in the vacancy of the property or properties occupied by the defaulting tenant, which would significantly reduce our rental revenues and net income until the re-rental of the property or properties, and could decrease the ultimate sale value of the property.

Declines in the value of our properties could result in impairment charges.

        If we are presented with indications of an impairment in the value of a particular property or group of properties, we will be required to evaluate any such property or properties. If we determine that any of our properties at which indicators of impairment exist have a fair market value below the net book value of such property, we will be required to recognize an impairment charge for the difference between the fair value and the book value during the quarter in which we make such determination; such impairment charges may then increase in subsequent quarters. This evaluation may lead us to write off any straight-line rent receivable balance recorded with respect to such property. In addition, we may incur losses from time to time if we dispose of properties for sales prices that are less than our book value.

Competition that traditional retail tenants face from e-commerce retail sales could adversely affect our business.

        Our retail tenants face increasing competition from e-commerce retailers. These retailers may be able to provide customers with better pricing and the ease and comfort of shopping from their home or office. E-commerce sales have been obtaining an increasing percentage of retail sales over the past few years and this trend is expected to continue. The continued growth of e-commerce sales could decrease the need for traditional retail outlets and reduce retailers' space and property requirements. This could adversely impact our ability to rent space at our retail properties and increase competition for retail tenants thereby reducing the rent we would receive at these properties and adversely affect our results of operations and financial condition.

If we are unable to refinance our mortgage loans at maturity, we may be forced to sell properties at disadvantageous terms, which would result in the loss of revenues and in a decline in the value of our portfolio.

        We had, as of December 31, 2016, $399.2 million in mortgage debt outstanding, all of which is non-recourse (subject to standard carve-outs) and our ratio of mortgage debt to total assets was 54.4%. Our joint ventures had $36.0 million in total mortgage indebtedness (all of which is non-recourse, subject to standard carve-outs). The risks associated with our mortgage debt and the mortgage debt of our joint ventures include the risk that cash flow from properties securing the indebtedness and our available cash and cash equivalents will be insufficient to meet required payments of principal and interest.

        Generally, only a relatively small portion of the principal of our mortgage indebtedness will be repaid prior to or at maturity and we do not plan to retain sufficient cash to repay such indebtedness at maturity. Accordingly, to meet these obligations if they cannot be refinanced at maturity, we will have to use funds available under our credit facility, if any, and our available cash and cash equivalents to pay our mortgage debt or seek to raise funds through the financing of unencumbered properties, sale of properties or the issuance of additional equity. From 2017 through 2021, approximately $89.2 million of our mortgage debt matures—specifically, $19.1 million in 2017, $20.5 million in 2018, $14.2 million in 2019, $14.9 million in 2020 and $20.5 million in 2021. With respect to our joint ventures, approximately $7.9 million of mortgage debt matures from 2017 through 2021—specifically, $903,000 in 2017, $4.3 million in 2018, $877,000 in 2019, $911,000 in 2020, and $948,000 in 2021. If we (or our joint ventures) are unsuccessful in refinancing or extending existing mortgage indebtedness or financing unencumbered properties, selling properties on favorable terms or raising additional equity, our cash flow (or the cash flow of a joint venture) will not be sufficient to repay all maturing mortgage debt when payments become due, and we (or a joint venture) may be forced to dispose of properties on disadvantageous terms or convey properties secured by mortgages to the mortgagees, which would lower our revenues and the value of our portfolio.

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

        The terms of our revolving credit facility limit our ability to incur indebtedness, including limiting the total indebtedness that we may incur to an amount equal to 70% of the total value (as defined in the credit facility) of our properties. Increased leverage could result in increased risk of default on our payment obligations related to borrowings and in an increase in debt service requirements, which could reduce our net income and the amount of cash available to meet expenses and to pay dividends.

If a significant number of our tenants default or fail to renew expiring leases, or we take impairment charges against our properties, a breach of our revolving credit facility could occur.

        Our revolving credit facility includes covenants that require us to maintain certain financial ratios and comply with other requirements. If our tenants default under their leases with us or fail to renew expiring leases, generally accepted accounting principles may require us to recognize impairment charges against our properties, and our financial position could be adversely affected causing us to be in breach of the financial covenants contained in our credit facility.

        Failure to meet interest and other payment obligations under our revolving credit facility or a breach by us of the covenants to maintain the financial ratios would place us in default under our credit facility, and, if the banks called a default and required us to repay the full amount outstanding under the credit facility, we might be required to rapidly dispose of our properties, which could have an adverse impact on the amounts we receive on such disposition. If we are unable to dispose of our properties in a timely fashion to the satisfaction of the banks, the banks could foreclose on that portion of our collateral pledged to the banks, which could result in the disposition of our properties at below market values. The disposition of our properties at below our carrying value would adversely affect our net income, reduce our stockholders' equity and adversely affect our ability to pay dividends.

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

        Increases in interest rates or reduced access to credit markets may make it difficult for us to finance or refinance mortgage debt, limit the mortgage debt available on properties we wish to acquire and limit the properties we can acquire. Even in the event that we are able to secure mortgage debt on, or otherwise finance our real estate properties, due to increased costs associated with securing financing and other factors beyond our control, we may be unable to refinance the entire outstanding loan balance or be subject to unfavorable terms (such as higher loan fees, interest rates and periodic payments) if we do refinance the loan balance. Either of these results could reduce income from those properties and reduce cash available for dividends, which may adversely affect the investment goals of our stockholders.

        Interest rates have been at historically low levels the past several years. If we are required to refinance mortgage debt that matures over the next several years at higher interest rates than such mortgage debt currently bears, the funds available for dividends may be significantly reduced. The following table sets forth, as of December 31, 2016, the principal balance of the mortgage payments due at maturity on our properties and the weighted average interest rate thereon (dollars in thousands):

Year	Principal Balances Due at Maturity	Weighted Average Interest Rate
2017	$9,048	4.95%
2018	10,260	4.26
2019	3,485	3.88
2020	3,431	5.75
2021	8,729	4.12
2022 and thereafter	236,804	4.19

If our ground lease tenants defer rent payments, our rental income and cash flow may be adversely effected.

        An aggregate of approximately $3.7 million, or 5.6%, of 2017 contractual rental income is attributable to three separate ground leases(i.e., 1.7%, 1.6% and 2.3% of 2017 contractual rental income), improved by multi-family complexes. The obligation of each ground lease tenant, the owner/operator of the multi-family complex, to pay base rent is deferred if and to the extent the monthly operating performance at the applicable multi-family property in a given month is less than the monthly rent payable to us. The owner/operators of these complexes are affiliated with one another. The aggregate carrying value of our land which is subject to these ground leases was $34.0 million at December 31, 2016 (i.e., $9.6 million, $10.5 million and $13.9 million) and is subordinate to an aggregate of $150.7 million of mortgage debt incurred by these tenants.

        If one or more of these ground lease tenants defer the payment of rent, our rental income and cash flow would be adversely effected. If the mortgage payments are not made by our tenants or us (to the extent we are permitted to pay same), and we are forced to sell our interests or our interest is foreclosed upon, we may incur a significant impairment charge. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Off Balance Sheet Arrangements" and notes 4 and 6 to our consolidated financial statements.

Certain of our net leases and our ground leases require us to pay property related expenses that are not the obligations of our tenants.

        Under the terms of substantially all of our net leases, in addition to satisfying their rent obligations, our tenants are responsible for the payment of real estate taxes, insurance and ordinary maintenance and repairs. However, under the provisions of certain net and ground leases, we are required to pay some expenses, such as the costs of environmental liabilities, roof and structural repairs, insurance premiums, certain non-structural repairs and maintenance. If our properties incur significant expenses that must be paid by us under the terms of our leases, our business, financial condition and results of operations will be adversely affected and the amount of cash available to meet expenses and pay dividends may be reduced.

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

        We are subject to the general risks of investing in real estate. These include adverse changes in economic conditions and local conditions such as changing demographics, retailing trends and traffic patterns, declines in the rental rates, changes in the supply and price of quality properties and the market supply and demand of competing properties, the impact of environmental laws, security concerns, prepayment penalties applicable under mortgage financings, changes in tax, zoning, building code, fire safety and other laws and regulations, the type of insurance coverage available in the market, and changes in the type, capacity and sophistication of building systems. Approximately 49.1% and 27.3% of our 2017 contractual rental income is from retail and industrial tenants, respectively, and we are vulnerable to economic declines that negatively impact these sectors of the economy, which could have an adverse effect on our results of operations, liquidity and financial condition.

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

The concentration of our properties in certain states may make our revenues and the value of our portfolio vulnerable to adverse changes in local economic conditions.

        Many of the properties we own are located in the same or a limited number of geographic regions. Approximately 42.0% of our 2017 contractual rental income will be derived from properties located in five states—Texas (13.0%), South Carolina (8.6%), New York (7.9%), Illinois (6.8%) and Georgia (5.7%). At December 31, 2016, approximately 41.1% of the net book value of our real estate investments was located in five states—Texas (12.8%), South Carolina (10.0%), Illinois (6.2%), Tennessee (6.2%) and Pennsylvania (5.9%). As a result, a decline in the economic conditions in these states (including a decline in Texas as a result of challenges facing the oil industry) or in regions where our properties may be concentrated in the future, may have an adverse effect on the rental and occupancy rates for, and the property values of, these properties, which could lead to a reduction in our rental income and in the results of operations.

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

        We intend to pay quarterly dividends and to make distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year is distributed. This, along with other factors, will enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code of 1986, as amended (the "IRC"). We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by the risk factors described in this Annual Report on Form 10-K. All distributions will be made at the discretion of our board of directors and will depend on our earnings (including taxable income), our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time.

If we reduce our dividend, the market value of our common stock may decline.

        The level of our common stock dividend is established by our board of directors from time to time based on a variety of factors, including our cash available for distribution, funds from operations, adjusted funds from operations and maintenance of our REIT status. Various factors could cause our board of directors to decrease our dividend level, including insufficient income to cover our dividends, tenant defaults or bankruptcies resulting in a material reduction in our funds from operations or a material loss resulting from an adverse change in the value of one or more of our properties. If our board of directors determines to reduce our common stock dividend, the market value of our common stock could be adversely affected.

Our current and future investments in joint ventures could be adversely affected by the lack of sole decision making authority, reliance on joint venture partners' financial condition, disputes that may arise between our joint venture partners and us and our reliance on one significant joint venture partner.

        A number of properties in which we have an interest are owned through consolidated and unconsolidated joint ventures. We may continue to acquire properties through joint ventures and/or contribute some of our properties to joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might file for bankruptcy protection, or fail to fund their share of required capital contributions. Further, joint venture partners may have conflicting business interests or goals, and as a result there is the potential risk of impasses on decisions, such as a sale and the timing thereof. Any disputes that may arise between joint venture partners and us may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. With respect to our (i) consolidated joint ventures, we own, with two joint venture partners and their respective affiliates, six properties that account for 5.7% of 2017 contractual rental income (and we own one property with one of these joint venture partners through an unconsolidated joint venture), and (ii) unconsolidated joint ventures, we own, with one joint venture partner and its affiliates, three properties which account for our $334,000 share of 2017 annual base rent. We may be adversely affected if we are unable to maintain a satisfactory working relationship with these joint venture partners or if any of these partners becomes financially distressed.

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

        We depend on the services of Matthew J. Gould, chairman of our board of directors, Fredric H. Gould, vice chairman of our board of directors, Patrick J. Callan, Jr., our president and chief executive officer, Lawrence G. Ricketts, Jr., our executive vice president and chief operating officer, David W. Kalish, our senior vice president and chief financial officer and Karen Dunleavy, our vice president—financial, and other members of our senior management to carry out our business and investment strategies. Only three of our senior officers, Messrs. Callan and Ricketts, and Ms. Dunleavy, devote all of their business time to us. The remainder of our senior management provides services to us on a part-time, as-needed basis. The loss of the services of any of our senior management or other key personnel, the inability or failure of the members of senior management providing services to us on a part-time basis to devote sufficient time or attention to our activities or our inability to recruit and retain qualified personnel in the future, could impair our ability to carry out our business and investment strategies.

Our transactions with affiliated entities involve conflicts of interest.

        From time to time we have entered into transactions with persons and entities affiliated with us and with certain of our officers and directors. Such transactions involve a potential conflict of interest, and entail a risk that we could have obtained more favorable terms if we had entered into such transaction with an unaffiliated third party. Our policy for transactions with affiliates is to have these transactions approved by our audit committee. We entered into a compensation and services agreement with Majestic Property effective as of January 1, 2007. Majestic Property is wholly-owned by the vice-chairman of our board of directors and it provides compensation to certain of our part-time senior executive officers and other individuals performing services on our behalf. Pursuant to the compensation and services agreement, we pay an annual fee to Majestic Property which provides us with the services of all affiliated executive, administrative, legal, accounting and clerical personnel that we use on a part time basis, as well as property management services, property acquisition, sales and leasing and mortgage brokerage services. In 2016, pursuant to the compensation and services agreement, we paid Majestic Property a fee of $2.5 million and an additional $196,000 for our share of all direct office expenses, including rent, telephone, postage, computer services, and internet usage. We also obtain our property insurance in conjunction with Gould Investors L.P., our affiliate, and in 2016, reimbursed Gould Investors $699,000 for our share of the insurance premiums paid by Gould Investors. Gould Investors beneficially owns approximately 9.8% of our outstanding common stock and certain of our senior executive officers are also executive officers of the managing general partner of Gould Investors. See Note12 of our consolidated financial statements for information regarding equity awards to individuals performing services on our behalf pursuant to the compensation and services agreement.

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

        We collect and retain on information technology systems, certain financial, personal and other sensitive information provided by third parties, including tenants, vendors and employees. We also rely on information technology systems for the collection and distribution of funds. There can be no assurance that we will be able to prevent unauthorized access to sensitive information or the unauthorized distribution of funds. Any loss of this information or unauthorized distribution of funds as a result of a breach of information technology systems may result in loss of funds to which we are entitled, legal liability and costs (including damages and penalties), as well as damage to our reputation, that could materially and adversely affect our business.

We are dependent on third party software for our billing and financial reporting processes.

        We are dependent on third party software, and in particular Yardi's property management software, for generating tenant invoices and financial reports. If the software fails (including a failure resulting from such parties unwillingness or inability to maintain or upgrade the functionality of the software), our ability to bill tenants and prepare financial reports could be impaired which would adversely affect our business.

Risks Related to the REIT Industry

Failure to qualify as a REIT could result in material adverse tax consequences and could significantly reduce cash available for distributions.

        We operate so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended. Qualification as a REIT involves the application of technical and complex legal provisions for which there are limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In addition, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. If we fail to quality as a REIT, we will be subject to federal, certain additional state and local income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and would not be allowed a deduction in computing our taxable income for amounts distributed to stockholders. In addition, unless entitled to relief under certain statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. The additional tax would reduce significantly our net income and the cash available to pay dividends.

We are subject to certain distribution requirements that may result in our having to borrow funds at unfavorable rates.

        To obtain the favorable tax treatment associated with being a REIT, we generally are required, among other things, to distribute to our stockholders at least 90% of our ordinary taxable income (subject to certain adjustments) each year. To the extent that we satisfy these distribution requirements, but distribute less than 100% of our taxable income we will be subject to Federal and state corporate tax on our undistributed taxable income.

        As a result of differences in timing between the receipt of income and the payment of expenses, and the inclusion of such income and the deduction of such expenses in arriving at taxable income, and the effect of nondeductible capital expenditures, the creation of reserves and the timing of required debt service (including amortization) payments, we may need to borrow funds in order to make the distributions necessary to retain the tax benefits associated with qualifying as a REIT, even if we believe that then prevailing market conditions are not generally favorable for such borrowings. Such borrowings could reduce our net income and the cash available to pay dividends.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        As of December 31, 2016, we own 114 properties with an aggregate net book value of $651.2 million. Our occupancy rate, based on square footage, was 97.3% and 98.4% as of December 31, 2016 and 2015, respectively.

        We also participate in joint ventures that own five properties and at December 31, 2016, our investment in these unconsolidated joint ventures is $10.8 million. The occupancy rate of our joint venture properties, based on square footage, was 97.9% and 97.6% as of December 31, 2016 and 2015, respectively.

Our Properties

        The following table details, as of December 31, 2016, certain information about our properties:

Location	Type of Property	Percentage of 2017 Contractual Rental Income	Approximate Square Footage of Building	2017 Contractual Rental Income per Square Foot
Fort Mill, SC	Industrial	4.2	701,595	$3.96
Baltimore, MD	Industrial	3.7	367,000	6.58
Royersford, PA(1)	Retail	3.3	194,600	11.38
Lebanon, TN	Industrial	3.1	540,200	3.73
Round Rock, TX	Assisted Living Facility	3.0	87,560	22.59
Hauppauge, NY	Flex	2.6	149,870	11.58
El Paso, TX	Industrial	2.6	419,821	4.08
Greensboro, NC	Theater	2.4	61,213	25.92
W. Hartford, CT	Retail—Supermarket	2.4	47,174	32.97
Beachwood, OH(2)	Apartments	2.3	349,999	4.31
Delport, MO	Industrial	2.1	339,094	4.09
Littleton, CO(3)	Retail	2.1	101,596	13.89

Location	Type of Property	Percentage of 2017 Contractual Rental Income	Approximate Square Footage of Building	2017 Contractual Rental Income per Square Foot
Secaucus, NJ	Health & Fitness	2.1	44,863	30.40
El Paso, TX(4)	Retail	2.0	110,179	12.22
Lincoln, NE	Retail	1.8	112,260	10.75
McCalla, AL	Industrial	1.8	294,000	4.10
Brooklyn, NY	Office	1.8	66,000	18.15
Knoxville, TN	Retail	1.8	35,330	32.84
Lakemoor, IL(2)	Apartments	1.7	480,684	2.33
St. Louis Park, MN	Retail	1.7	131,710	8.45
Fort Mill, SC	Flex	1.7	303,188	3.62
Wheaton, IL(2)	Apartments	1.6	300,104	3.50
Joppa, MD	Industrial	1.6	258,710	4.00
Tucker, GA	Health & Fitness	1.5	58,800	16.67
Kansas City, MO	Retail	1.2	88,807	8.81
Hamilton, OH	Health & Fitness	1.1	38,000	19.25
Cedar Park, TX	Retail—Furniture	1.1	50,810	14.19
Columbus, OH	Retail—Furniture	1.1	96,924	7.40
Indianapolis, IN	Theater	1.1	57,688	12.13
Greenville, SC(5)	Industrial	1.0	142,200	4.74
Indianapolis, IN	Industrial	1.0	125,622	5.35
Lake Charles, LA(5)	Retail	1.0	54,229	12.23
Houston, TX(6)	Retail	1.0	42,446	14.84
Greenville, SC(5)	Industrial	0.9	128,000	4.82
Ft. Myers, FL	Retail	0.9	29,993	20.17
Saco, ME	Industrial	0.9	91,400	6.55
Kennesaw, GA	Retail	0.9	32,138	17.90
Champaign, IL(7)	Retail	0.8	50,530	10.78
Wichita, KS	Retail—Furniture	0.8	88,108	6.13
Chicago, IL	Retail—Office Supply	0.8	23,939	22.16
New Hope, MN	Industrial	0.8	122,461	4.32
Clemmons, NC(8)	Retail	0.8	96,725	5.40
Melville, NY	Industrial	0.8	51,351	9.86
Athens, GA(7)	Retail	0.7	41,280	11.63
Ronkonkoma, NY(9)	Flex	0.7	89,629	8.00
Tyler, TX	Retail—Furniture	0.7	72,000	6.51
Louisville, KY	Industrial	0.7	125,370	3.60
Onalaska, WI	Retail	0.7	63,919	7.00
Cary, NC	Retail—Office Supply	0.7	33,490	13.29
Fayetteville, GA	Retail—Furniture	0.7	65,951	6.72
Niles, IL(10)	Retail	0.7	33,089	13.30
Houston, TX	Retail	0.6	25,005	16.70
Highlands Ranch, CO(11)	Retail	0.6	43,480	9.37
New Hyde Park, NY	Industrial	0.6	38,000	10.67
Richmond, VA	Retail—Furniture	0.6	38,788	10.16
Amarillo, TX	Retail—Furniture	0.6	72,027	5.44
Virginia Beach, VA	Retail—Furniture	0.6	58,937	6.58
Deptford, NJ	Retail	0.6	25,358	14.98
Eugene, OR	Retail—Office Supply	0.6	24,978	14.88
Lexington, KY	Retail—Furniture	0.6	30,173	12.04

Location	Type of Property	Percentage of 2017 Contractual Rental Income	Approximate Square Footage of Building	2017 Contractual Rental Income per Square Foot
Newark, DE	Retail	0.6	23,547	15.40
Duluth, GA	Retail—Furniture	0.5	50,260	7.03
Woodbury, MN	Retail	0.5	49,406	7.00
El Paso, TX	Retail—Office Supply	0.5	25,000	13.81
Selden, NY	Retail	0.5	14,555	23.61
Newport News, VA	Retail—Furniture	0.5	49,865	6.84
Houston, TX	Retail	0.5	20,087	16.00
Durham, NC	Industrial	0.5	46,181	6.95
Hyannis, MA	Retail	0.4	9,750	30.07
Crystal Lake, IL(10)	Retail	0.4	32,446	8.80
Batavia, NY	Retail—Office Supply	0.4	23,483	12.10
Somerville, MA	Retail	0.4	12,054	23.23
Gurnee, IL	Retail—Furniture	0.4	22,768	12.21
Naples, FL	Retail—Furniture	0.4	15,912	17.00
Bluffton, SC	Retail—Furniture	0.4	35,011	7.64
Pinellas Park, FL	Industrial	0.4	53,064	5.03
Hauppauge, NY	Retail—Restaurant	0.4	7,000	37.33
Carrollton, GA	Retail—Restaurant	0.4	6,012	43.33
Cartersville, GA	Retail—Restaurant	0.4	5,635	43.62
Greensboro, NC	Retail	0.4	12,950	18.75
Ann Arbor, MI	Retail—Restaurant	0.4	7,945	29.53
Richmond, VA	Retail—Restaurant	0.4	9,367	24.76
Greensboro, NC	Retail—Restaurant	0.3	6,655	34.69
W. Hartford, CT(12)	Retail	0.3	—	—
Bolingbrook, IL	Retail	0.3	33,111	6.10
Kennesaw, GA	Retail—Restaurant	0.3	4,051	49.81
Cape Girardeau, MO	Retail	0.3	13,502	14.71
Myrtle Beach, SC	Retail—Restaurant	0.3	6,734	29.39
Miamisburg, OH	Industrial	0.3	35,707	5.48
Lawrenceville, GA	Retail—Restaurant	0.3	4,025	48.04
Everett, MA	Retail	0.3	18,572	10.39
Concord, NC	Retail—Restaurant	0.3	4,749	38.99
Houston, TX	Retail	0.3	12,000	14.00
Indianapolis, IN	Retail—Restaurant	0.2	12,820	12.86
Marston Mills, MA	Retail	0.2	8,775	18.00
Monroeville, PA	Retail	0.2	6,051	25.30
Reading, PA	Retail—Restaurant	0.2	2,754	50.98
Reading, PA	Retail—Restaurant	0.2	2,551	53.72
West Palm Beach, FL	Industrial	0.2	10,361	12.24
Gettysburg, PA	Retail—Restaurant	0.2	2,944	42.57
Hanover, PA	Retail—Restaurant	0.2	2,702	45.82
Palmyra, PA	Retail—Restaurant	0.2	2,798	43.56
Trexlertown, PA	Retail—Restaurant	0.2	3,004	39.75
Cuyahoga Falls, OH	Retail	0.2	6,796	17.21
South Euclid, OH	Retail	0.2	11,672	9.94
Hilliard, OH	Retail	0.2	6,751	15.55
Lawrence, KS	Retail	0.2	8,600	12.21
Port Clinton, OH	Retail	0.1	6,749	15.19

Location	Type of Property	Percentage of 2017 Contractual Rental Income	Approximate Square Footage of Building	2017 Contractual Rental Income per Square Foot
Seattle, WA	Retail	0.1	3,038	23.04
Rosenberg, TX	Retail	0.1	8,000	8.46
Louisville, KY	Industrial	—	9,642	1.92
Greenwood Village, CO(13)	Vacant	—	45,000	—
Philadelphia, PA(14)	Vacant	—	57,653	—
Columbus, OH(15)	Vacant	—	100,220	—

		100.0	8,838,680

(1)
This property, a community shopping center, is leased to eleven tenants. Contractual rental income per square foot excludes 3,850 vacant square feet. Approximately 27.9% of the square footage is leased to a supermarket.

(2)
This property is ground leased to a multi-unit apartment complex owner/operator. Reflects contingent rent that may be received subject to the satisfaction of performance requirements. See notes 4 and 6 of our consolidated financial statements.

(3)
This property, a community shopping center, is leased to 28 tenants. Contractual rental income per square foot excludes 2,570 vacant square feet.

(4)
Contractual rental income per square foot excludes 2,395 vacant square feet.

(5)
This property has three tenants.

(6)
This property, a community shopping center, has 16 tenants. Contractual rental income per square foot excludes 1,311 vacant square feet.

(7)
This property has two tenants.

(8)
This property is leased to Kmart.

(9)
Contractual rental income per square foot excludes 29,901 vacant square feet.

(10)
This property is leased to hhgregg.

(11)
This property is leased to Savers Thrift Superstore.

(12)
This property provides additional parking for the W. Hartford, CT, retail supermarket.

(13)
This property was operated as a Sports Authority. The tenant filed for Chapter 11 bankruptcy protection, rejected the lease and in late June 2016, vacated the property. At December 31, 2016, the property is vacant.

(14)
This property was operated as a Pathmark supermarket. The tenant filed for Chapter 11 bankruptcy protection, rejected the lease and in late September 2015, vacated the property. At December 31, 2016, the property is vacant.

(15)
The former tenant at this frozen food warehouse, Quality Bakery, vacated at lease expiration in November 2016. At December 31, 2016, the property is vacant.

  Properties Owned by Joint Ventures

        The following table sets forth, as of December 31, 2016, information about the properties owned by joint ventures in which we are a venture partner:

Location	Type of Property	Percentage of Base Rent Payable in 2017 Contributed by the Applicable Joint Venture(1)	Approximate Square Footage of Building	2017 Base Rent per Square Foot
Manahawkin, NJ(2)	Retail	67.5	319,349	$12.67
Milwaukee, WI	Industrial	20.4	750,300	1.50
Savannah, GA	Retail	6.8	45,973	8.14
Savannah, GA	Retail	4.5	101,550	2.44
Savannah, GA	Retail	0.8	7,959	5.70

		100.0	1,225,131

(1)
Represents the base rent payable in 2017 with respect to such joint venture property, expressed as a percentage of the aggregate base rent payable in 2017 with respect to all of our joint venture properties.

(2)
This property, a community shopping center, is leased to 25 tenants. Base rent per square foot excludes 25,368 vacant square feet.

  Geographic Concentration

        As of December 31, 2016, the 114 properties owned by us are located in 30 states. The following table sets forth information, presented by state, related to our properties as of December 31, 2016:

State	Number of Properties	2017 Contractual Rental Income	Percentage of 2017 Contractual Rental Income	Approximate Building Square Feet
Texas	12	$8,539,536	13.0	944,935
South Carolina	6	5,631,451	8.6	1,316,728
New York	8	5,212,339	7.9	439,888
Illinois	8	4,451,463	6.8	976,671
Georgia	9	3,733,997	5.7	268,152
Ohio	9	3,592,578	5.5	652,818
North Carolina	7	3,533,398	5.4	261,963
Maryland	2	3,452,070	5.2	625,710
Tennessee	2	3,175,266	4.8	575,530
Pennsylvania	9	3,091,372	4.7	275,057
Missouri	3	2,369,261	3.6	441,403
Minnesota	3	1,986,625	3.0	303,577
Colorado	3	1,782,826	2.7	190,076
Connecticut	2	1,779,376	2.7	47,174
New Jersey	2	1,743,573	2.6	70,221
Indiana	3	1,536,500	2.3	196,130
Virginia	4	1,355,128	2.1	156,957
Florida	4	1,269,070	1.9	109,330
Nebraska	1	1,207,188	1.8	112,260
Alabama	1	1,204,268	1.8	294,000
Massachussetts	4	924,121	1.4	49,151
Kentucky	3	833,258	1.3	165,185
Louisiana	1	663,125	1.0	54,229
Kansas	2	644,947	1.0	96,708
Other	6	2,085,014	3.2	214,827

	114	$65,797,750	100.0	8,838,680

        The following table sets forth information, presented by state, related to the properties owned by our joint ventures as of December 31, 2016.

State	Number of Properties	Our Share of the Base Rent Payable in 2017 to these Joint Ventures	Approximate Building Square Feet
New Jersey	1	$1,862,725	319,349
Wisconsin	1	562,500	750,300
Georgia	3	333,560	155,482

	5	$2,758,785	1,225,131

Mortgage Debt

        At December 31, 2016, we had:

  •
  72 first mortgages secured by 89 of our 114 properties; and

  •
  $399.2 million of mortgage debt outstanding with a weighted average interest rate of 4.27% and a weighted average remaining maturity of approximately 9.3 years. Substantially all of such mortgage debt bears fixed interest at rates ranging from 3.02% to 7.81% and contains prepayment penalties.

        The following table sets forth scheduled principal mortgage payments due on our properties as of December 31, 2016 (dollars in thousands):

YEAR	PRINCIPAL PAYMENTS DUE
2017	$19,089
2018	20,522
2019	14,236
2020	14,930
2021	20,490
Thereafter	309,925

Total	$399,192

        At December 31, 2016, our joint ventures had first mortgages on four properties with outstanding balances aggregating approximately $36.0 million, bearing interest at rates ranging from 3.49% to 5.81% with a weighted average interest rate of 3.97%. Substantially all of these mortgages contain prepayment penalties. The following table sets forth the scheduled principal mortgage payments due for properties owned by our joint ventures as of December 31, 2016 (dollars in thousands):

YEAR	PRINCIPAL PAYMENTS DUE
2017	$903
2018	4,281
2019	877
2020	911
2021	948
Thereafter	28,040

Total	$35,960

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

	2016			2015
Quarter Ended	High	Low	Dividend Per Share(1)	High	Low	Dividend Per Share(1)
March 31	$22.96	$18.80	$.41	$25.88	$22.45	$.39
June 30	24.90	21.65	.41	24.77	21.15	.39
September 30	25.85	23.50	.41	23.25	21.00	.39
December 31	25.89	22.43	.43	24.19	20.99	.41

(1)
The dividends in the fourth quarter of 2016 and 2015 were distributed on January 5, 2017 and January 5, 2016, respectively.

        As of March 7, 2017, there were approximately 300 holders of record of our common stock.

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

Stock Performance Graph

        The following graph compares the five year cumulative return of our common stock with the Standard and Poor's 500 index (the "S&P Index") and the FTSE-NAREIT Equity REITs, a peer group index (the "Peer Group Index"). The graph assumes $100 was invested on December 31, 2011 in our common stock, the S&P Index and the Peer Group Index and assumes the reinvestment of dividends.

	December 31,
	2011	2012	2013	2014	2015	2016
OLP	$100.00	$131.85	$139.50	$175.43	$170.64	$214.12
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
FTSE NAREIT Equity REITs Index	100.00	118.06	120.97	157.43	162.46	176.30

Issuer Purchases of Equity Securities

        We did not repurchase any shares of our outstanding common stock in October, November or December 2016.

Item 6.    Selected Financial Data.

        The following table sets forth on a historical basis our selected financial data. This information should be read in conjunction with our consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

	As of and for the Year Ended December 31, (Dollars in thousands, except per share data)
	2016		2015		2014		2013		2012
OPERATING DATA
Total revenues	$70,588		$65,711	(1)	$60,477	(1)	$50,979		$43,793
Gain on sale of real estate, net	10,087	(2)	5,392	(2)	10,180	(2)	4,705		—
Equity in earnings of unconsolidated joint ventures	1,005		412		533		651		1,368
Income from continuing operations	24,481		21,907		22,197		17,409		11,328
Income from discontinued operations	—		—		13		515		20,980	(3)
Net income attributable to One Liberty Properties, Inc.	24,422		20,517		22,116		17,875		32,320
Weighted average number of common shares outstanding:
Basic	16,768		15,971		15,563		14,948		14,427
Diluted	16,882		16,079		15,663		15,048		14,527
Net income per common share—basic	$1.40		$1.23		$1.37		$1.15	(3)	$2.18	(3)
Net income per common share—diluted	$1.39		$1.22		$1.37		$1.14	(3)	$2.16	(3)
Cash distributions per share of common stock	$1.66		$1.58		$1.50		$1.42		$1.34
BALANCE SHEET DATA
Real estate investments, net	$651,213		$562,257		$504,850		$496,187		$405,161
Unamortized intangible lease assets, net	32,645		28,978		27,387		26,035		16,491
Properties held-for-sale	—		12,259		10,176		5,177		5,364
Investment in unconsolidated joint ventures	10,833		11,350		4,907		4,906		19,485
Cash and cash equivalents	17,420		12,736		20,344		16,631		14,577
Total assets(4)	733,445		646,499		587,162		568,693		478,565
Mortgages payable, net of deferred financing costs(4)	394,898		331,055		288,868		275,319		223,370
Due under line of credit, net of deferred financing costs(4)	9,064		17,744		13,154		22,772		—
Unamortized intangible lease liabilities, net	19,280		14,521		10,463		6,917		5,300
Total liabilities(4)	441,518		384,073		331,258		318,603		240,506
Total equity	291,927		262,426		255,904		250,090		238,059
OTHER DATA(5)
Funds from operations	$33,256		$32,717		$28,248		$25,740		$23,739
Funds from operations per common share:
Basic	$1.91		$1.98		$1.76		$1.67		$1.60
Diluted	$1.90		$1.97		$1.75		$1.66		$1.59
Adjusted funds from operations	$34,848		$31,997		$29,703		$27,094		$24,617
Adjusted funds from operations per common share:
Basic	$2.01		$1.94		$1.85		$1.76		$1.66
Diluted	$1.99		$1.92		$1.84		$1.75		$1.65

(1)
Includes lease termination fees of $2.9 million and $1.3 million for 2015 and 2014, respectively.

(2)
Does not reflect, for 2016, 2015 and 2014, the $534,000, $472,000 and $1.6 million of debt prepayment cost associated with such sales.

(3)
Basic and diluted net income per common share for 2012 includes $1.41 and $1.40, respectively, of income from discontinued operations, which reflects a net gain on sale of real estate of $19.4 million. Basic and diluted net income per common share for 2013 includes $.03 and $.03, respectively, of income from discontinued operations.

(4)
The presentation for 2012 through 2014 has been revised to reflect the adoption of ASU 2015-03. See note 9 of our consolidated financial statements.

(5)
See "—Funds from Operations and Adjusted Funds from Operations" for a discussion of the limitations on such data and a reconciliation of such data to our financial information presented in accordance with GAAP.

Funds from Operations and Adjusted Funds from Operations

        We compute funds from operations, or FFO, in accordance with the "White Paper on Funds From Operations" issued by the National Association of Real Estate Investment Trusts ("NAREIT") and NAREIT's related guidance. FFO is defined in the White Paper as net income (computed in accordance with generally accepting accounting principles), excluding gains (or losses) from sales of property, plus real estate depreciation and amortization (including amortization of deferred leasing costs), plus impairment write-downs of depreciable real estate and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. In computing FFO, we do not add back to net income the amortization of costs in connection with our financing activities or depreciation of non-real estate assets. We compute adjusted funds from operations, or AFFO, by adjusting from FFO for our straight-line rent accruals and amortization of lease intangibles, deducting lease termination fees and gain on extinguishment of debt and adding back amortization of restricted stock compensation, amortization of costs in connection with our financing activities (including our share of our unconsolidated joint ventures) and debt prepayment costs. Since the NAREIT White Paper does not provide guidelines for computing AFFO, the computation of AFFO may vary from one REIT to another.

        We believe that FFO and AFFO are useful and standard supplemental measures of the operating performance for equity REITs and are used frequently by securities analysts, investors and other interested parties in evaluating equity REITs, many of which present FFO and AFFO when reporting their operating results. FFO and AFFO are intended to exclude GAAP historical cost depreciation and amortization of real estate assets, which assumes that the value of real estate assets diminish predictability over time. In fact, real estate values have historically risen and fallen with market conditions. As a result, we believe that FFO and AFFO provide a performance measure that when compared year over year, should reflect the impact to operations from trends in occupancy rates, rental rates, operating costs, interest costs and other matters without the inclusion of depreciation and amortization, providing a perspective that may not be necessarily apparent from net income. We also consider FFO and AFFO to be useful to us in evaluating potential property acquisitions.

        FFO and AFFO do not represent net income or cash flows from operations as defined by GAAP. FFO and AFFO and should not be considered to be an alternative to net income as a reliable measure of our operating performance; nor should FFO and AFFO be considered an alternative to cash flows from operating, investing or financing activities (as defined by GAAP) as measures of liquidity. FFO and AFFO do not measure whether cash flow is sufficient to fund all of our cash needs, including principal amortization, capital improvements and distributions to stockholders.

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

        The table below provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for each of the indicated years (dollars in thousands):

	2016	2015	2014	2013	2012
GAAP net income attributable to One Liberty Properties, Inc.	$24,422	$20,517	$22,116	$17,875	$32,320
Add: depreciation of properties	17,865	16,150	14,494	11,891	9,857
Add: our share of depreciation of unconsolidated joint ventures	893	634	374	517	849
Add: impairment loss	—	—	1,093	62	—
Add: amortization of deferred leasing costs	299	234	168	152	109
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	—	—	—	8	82
Add: Federal excise tax relating to gain on sale	6	174	302	45	290
Deduct: gain on sale of real estate	(10,087)	(5,392)	(10,180)	—	(19,732)
Deduct: purchase price fair value adjustment	—	(960)	—	—	—
Deduct: net gain on sale of real estate of unconsolidated joint ventures	—	—	—	(4,705)	—
Adjustments for non-controlling interests	(142)	1,360	(119)	(105)	(36)

NAREIT funds from operations applicable to common stock	33,256	32,717	28,248	25,740	23,739
Deduct: straight-line rent accruals and amortization of lease intangibles	(2,991)	(1,605)	(1,756)	(1,274)	(1,353)
Add (deduct): our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	49	7	(1)	91	154
Deduct: lease termination fee income	—	(2,886)	(1,269)	—	—
Add: amortization of restricted stock compensation	2,983	2,334	1,833	1,440	1,223
Add: prepayment costs on debt	577	568	1,581	171	—
Add: amortization and write-off of deferred financing costs	904	1,023	1,038	891	800
Add: our share of amortization and write-off of deferred financing costs of unconsolidated joint ventures	25	23	17	25	35
Adjustments for non-controlling interests	45	(184)	12	10	19

Adjusted funds from operations applicable to common stock	$34,848	$31,997	$29,703	$27,094	$24,617

        The table below provides a reconciliation of net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO:

	2016	2015	2014	2013	2012
GAAP net income attributable to One Liberty Properties, Inc.	$1.39	$1.22	$1.37	$1.14	$2.16
Add: depreciation of properties	1.02	.98	.90	.78	.66
Add: our share of depreciation of unconsolidated joint ventures	.05	.04	.02	.03	.06
Add: impairment loss	—	—	.07	.01	—
Add: amortization of deferred leasing costs	.02	.02	.01	.01	.01
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	—	—	—	—	—
Add: Federal excise tax relating to gain on sale	—	.01	.02	—	.02
Deduct: gain on sale of real estate	(.57)	(.32)	(.63)	—	(1.32)
Deduct: purchase price fair value adjustment	—	(.06)	—	—	—
Deduct: net gain on sale of real estate of unconsolidated joint ventures	—	—	—	(.30)	—
Adjustments for non-controlling interests	(.01)	.08	(.01)	(.01)	—

NAREIT funds from operations per share of common stock	1.90	1.97	1.75	1.66	1.59
Deduct: straight-line rent accruals and amortization of lease intangibles	(.16)	(.10)	(.10)	(.07)	(.09)
Add: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—	—	—	.01
Deduct: lease termination fee income	—	(.17)	(.08)	—	—
Add: amortization of restricted stock compensation	.17	.14	.11	.09	.08
Add: prepayment costs on debt	.03	.03	.10	.01	—
Add: amortization and write-off of deferred financing costs	.05	.06	.06	.06	.06
Add: our share of amortization and write-off of deferred financing costs of unconsolidated joint ventures	—	—	—	—	—
Adjustments for non-controlling interests	—	(.01)	—	—	—

Adjusted funds from operations per share of common stock	$1.99	$1.92	$1.84	$1.75	$1.65

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        We are a self-administered and self-managed real estate investment trust. We acquire, own and manage a geographically diversified portfolio consisting primarily of retail, industrial, flex and health and fitness properties, many of which are under long-term leases. As of December 31, 2016, we own 114 properties and our joint ventures own five properties. These 119 properties are located in 30 states.

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

        We seek to manage the risk of our real property portfolio and the related financing arrangements by diversifying among types of properties, industries, locations, tenants, scheduled lease expirations and lenders, and by seeking to minimize our exposure to interest rate fluctuations. As a result, as of December 31, 2016:

  •
  our 2017 contractual rental income is derived from the following property types: 49.1% from retail, 27.3% from industrial, 5.0% from flex, 4.7% from health and fitness, 3.5% from theater and 10.4% from other properties,

  •
  no tenant accounts for more than 7.1% of our 2017 contractual rental income,

  •
  properties in only one state (i.e., Texas, 13.0%) account for 10% or more of 2017 contractual rental income,

  •
  through 2025, there is one year in which the percentage of our contractual rental income represented by expiring leases exceeds 10% of our 2017 contractual rental income (i.e., 18.4% in 2022) and approximately 40.8% of our 2017 contractual rental income is represented by leases expiring in 2026 and thereafter,

  •
  substantially all of our mortgage debt either bears interest at fixed rates or is subject to interest rate swaps—the swaps limit our exposure to fluctuating interest rates on our outstanding mortgage debt,

  •
  there are seven different counterparties to our portfolio of interest rate swaps: one counterparty, rated A by a national rating agency, accounts for 43.5%, or $66.3 million, of the notional value of our swaps; a second counterparty, rated BBB by a national rating agency, accounts for 24.3%, or $37.1 million, of the notional value of such swaps; and no other counterparty accounts for more than 15% of the notional value of our swaps, and

  •
  we have 21 different mortgage lenders (including with respect to the mortgage debt of our unconsolidated joint ventures): four different lenders account for 31.1%, 15.9%, 15.2% and 10.3% of such debt.

        We monitor the risk of tenant non-payments through a variety of approaches tailored to the applicable situation. Generally, based on our assessment of the credit risk posed by our tenants, we monitor a tenant's financial condition through one or more of the following actions: reviewing tenant financial statements, obtaining other tenant related financial information, regular contact with tenant's representatives, tenant credit checks and regular management reviews of our tenants. We may sell a property if the tenant's financial condition is unsatisfactory.

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

        We are sensitive to the risks facing the retail industry as a result of the growth of e-commerce. Retail properties generated $33.4 million, or 52.1%, of rental income, net, in 2016, and $33.0 million, or 55.9%, of rental income, net, in 2015. We are addressing our exposure to the retail industry by seeking to acquire properties that we believe capitalize on e-commerce activities, such as e-commerce distribution and warehousing facilities and by being especially selective in acquiring retail properties.

2016 Highlights

        In 2016:

  •
  our rental income, net, increased by $5.2 million, or 8.8%, to $64.2 million, from $59.0 million in 2015.

  •
  we acquired 11 properties for an aggregate purchase price of $118.6 million, including new mortgage debt of $25.6 million. The acquired properties account for $9.1 million, or 13.9%, of our 2017 contractual rental income.

  •
  we sold 12 properties (including a portfolio of eight convenience stores) for a gain on sale of real estate of $10.0 million—the properties sold accounted for 1.8% of 2016 rental income.

  •
  we obtained gross proceeds of $137.6 million from mortgage financings (including acquisition mortgage debt of $25.6 million), and refinancings.

  •
  we increased our quarterly dividend by 4.9% to $0.43 per share, commencing with the dividend declared in December 2016.

  •
  we raised $25.8 million from the issuance of 1,080,000 shares of common stock pursuant to our at-the-market equity offering program.

  •
  we renewed, extended and/or entered into leases covering more than one million square feet, including leases with two tenants that in the aggregate account for approximately 6.3% of 2017 contractual rental income.

  •
  we amended and restated our credit facility to increase to up to $100 million the amount available for borrowing thereunder and extended the facility's maturity date to December 31, 2019.

Other Developments

        We agreed to sell our vacant Greenwood Village, Colorado property previously tenanted by Sports Authority. Completion of the transaction is subject to the satisfaction of specified conditions. We anticipate that this transaction will be completed no later than September 30, 2017 and that our gain from this sale will range from approximately $5 million to $7 million. We can provide no assurance that the sale will be completed or that the anticipated gain will be recognized.

        We own interests in three properties tenanted by Kmart Holdings Corp. and its subsidiaries. Kmart and its parent, Sears Holding Corporation, have experienced financial difficulties for several years. From December 2016 through January 2017, Kmart announced that it was closing stores at

108 locations, including our Kmart in Savannah, Georgia. Set forth below is information regarding all of our Kmart properties (dollars in thousands):

Location	Lease Expiration(2)	Rent(3)	Our Percentage Ownership
Savannah, GA(1)	7/12/19	$124	50
Manahawkin, NJ	11/30/18	422	50
Clemmons, NC	4/30/18	522	90

		$1,068

(1)
Kmart has notified us that it is closing this store and we anticipate that it will close by April 2017.

(2)
Does not give effect to renewal options, if any.

(3)
Represents, with respect to the Savannah, Georgia and Manahawkin, New Jersey property, our share of the base rent payable in 2017 by Kmart with respect to such property, and with respect to the Clemmons, North Carolina property, 2017 contractual rental income.

        We own two properties in Illinois tenanted by hhgregg, Inc. an electronics retailer, which announced on March 2, 2017 that it intends to close its Niles, Illinois store, and on March 6, 2017, filed for Chapter 11 bankruptcy protection. At December 31, 2016, the unbilled rent receivable balance and unamortized intangible lease assets associated with the Niles, Illinois property were $205,000 and $434,000, respectively, and in 2016, this property accounted for $449,000 (including $7,000 of tenant reimbursements) of revenues. At December 31, 2016, the unbilled rent receivable balance and the unamortized intangible lease assets associated with the Crystal Lake, Illinois property were $60,000 and $227,000, respectively, and in 2016, this property accounted for $328,000 (including $55,000 of tenant reimbursements) of revenues. The Niles and Crystal Lake, Illinois leases expire in 2026 and 2021, respectively.

        Savers Thrift Superstores, a thrift retailer, in connection with the closure of all three of its stores located in Colorado, notified us on March 2, 2017 that it intends to close its store located at our Highlands Ranch, Colorado property. At December 31, 2016, the unbilled rent receivable balance, tenant origination costs and unamortized intangible lease liabilities associated with this property were $69,000, $588,000, and $1.0 million, respectively, and in 2016, this property accounted for $528,000 of our revenues. This lease expires in 2022.

        In light of the financial difficulties Kmart, hhgregg and Savers Thrift are experiencing, it is possible that these tenants, in addition to the previously announced closures, may close and/or cease paying rent at one or more of their stores located at our properties. Though a tenant may close a store, such closure does not relieve it of its obligation to pay rent. If these tenants stop paying rent, we may be adversely effected.

        In January 2017, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. See note 2 to our consolidated financial statements. Most of our acquisitions will not qualify as businesses and, accordingly, acquisition costs for those acquisitions will be capitalized rather than expensed. We anticipate that the adoption of this standard will have, to the extent we acquire properties, a favorable impact on net income, FFO and AFFO.

        The FASB has also adopted new accounting standards with respect to the accounting treatment for leases and revenue recognition. See note 2 to our consolidated financial statements. We are evaluating the impact, if any, of these standards.

Results of Operations

Comparison of Years Ended December 31, 2016 and 2015

Revenues

        The following table compares total revenues for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2016	2015		% Change
Rental income, net	$64,164	$58,973	$5,191	8.8
Tenant reimbursements	6,424	3,852	2,572	66.8
Lease termination fees	—	2,886	(2,886)	(100.0)

Total revenues	$70,588	$65,711	$4,877	7.4

        Rental income, net.    The increase is due primarily to (i) $4.4 million earned from 11 properties acquired in 2016 and $2.7 million from seven properties acquired in 2015; (ii) the $530,000 write-off against rental income in 2015 of the entire balance of unbilled rent receivable and the intangible lease asset related to the 2015 lease termination fees described below; and (iii) $383,000 from three replacement tenants that leased vacant space at one of our El Paso, Texas properties.

        Offsetting the increase are decreases of (i) $2.1 million due to the 2016 sale of 12 properties (the "Sold Properties"), including a portfolio of eight convenience stores (the "Pantry Portfolio"); and (ii) $909,000 from three vacant properties which were leased to Pathmark, Sports Authority and Quality Bakery ("Vacant Properties"). During 2016, Pathmark did not generate rental income and Sports Authority and Quality Bakery generated an aggregate of $751,000 of rental income.

        Tenant reimbursements.    Real estate tax and operating expense reimbursements in 2016 increased by (i) $781,000 and $644,000 from the properties acquired in 2016 and 2015, respectively, and (ii) $1.1 million from other properties in our portfolio. We recognized an equivalent amount of real estate expense for these tenant reimbursements.

        Lease termination fees.    In 2015, we received lease termination fees of $2.9 million in lease buy-out transactions and re-leased substantially all of such premises simultaneously with the lease terminations. There were no such fees in 2016.

Operating Expenses

        The following table compares operating expenses for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2016	2015		% Change
Operating expenses:
Depreciation and amortization	$18,164	$16,384	$1,780	10.9
General and administrative	10,693	9,527	1,166	12.2
Real estate expenses	8,931	6,047	2,884	47.7
Real estate acquisition costs	596	449	147	32.7
Federal excise and state taxes	203	343	(140)	(40.8)
Leasehold rent	308	308	—	—

Total operating expenses	38,895	33,058	5,837	17.7

Operating income	$31,693	$32,653	$(960)	(2.9)

        Depreciation and amortization.    Approximately $1.5 million and $932,000 of the increase is due to depreciation expense on the properties acquired in 2016 and 2015, respectively, approximately $365,000 of the increase is due to depreciation on property improvements and approximately $94,000 is due to amortization of leasing commissions. Offsetting these increases are decreases in 2016 of (i) $440,000 of expenses related to the Sold Properties and (ii) $657,000 of amortization and write-offs of intangibles and lease commissions. The $657,000 includes a $380,000 write-off of tenant origination costs in 2015 related to the Pathmark property and the balance relates primarily to the write-off of intangibles and lease commissions with respect to leases that expired or terminated in 2015 and 2016. We estimate that depreciation and amortization in 2017 related to the properties acquired in 2016 will be approximately $3.1 million.

        General and administrative.    Contributing to the increase were increases of: (i) $649,000 in non-cash compensation expense primarily related to the increase in the number of shares of restricted stock granted in 2016 and the higher fair value of the awards granted in 2016 in comparison to the awards granted in 2011 that vested in 2016; (ii) $286,000 for third party audit and audit related services; and (iii) $97,000 in compensation expense payable to our full and part time personnel, primarily due to higher levels of compensation.

        Real estate expenses.    The increase in 2016 is due primarily to increases of $1.4 million from properties acquired in 2015 and 2016 and $719,000 from other properties in our portfolio. Most of these increases are rebilled to tenants and are included in Tenant reimbursement revenues. Also contributing to the increase in 2016 are $587,000 of expenses related to taxes and maintenance of the Vacant Properties and $165,000 due to the change in which property management fees are determined pursuant to the Compensation and Services Agreement.

        Real estate acquisition costs.    The increase is due to increased acquisition activity in 2016.

        Federal excise and state taxes.    We incurred Federal excise tax of $174,000 in 2015 and $6,000 in 2016 because profitable property sales resulted in calendar year distributions to stockholders being less than the amount required to be distributed during such year. In 2016, we deferred a $6.8 million taxable gain on a property sale through an IRC Section 1031 exchange.

Other Income and Expenses

        The following table compares other income and expenses for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2016	2015		% Change
Other income and expenses:
Gain on sale of real estate, net	$10,087	$5,392	$4,695	87.1
Purchase price fair value adjustment	—	960	(960)	(100.0)
Prepayment costs on debt	(577)	(568)	9	1.6
Equity in earnings of unconsolidated joint ventures	1,005	412	593	143.9
Other income	435	108	327	302.8
Interest:
Expense	(17,258)	(16,027)	1,231	7.7
Amortization and write-off of deferred financing costs	(904)	(1,023)	(119)	(11.6)
Income from continuing operations	24,481	21,907	2,574	11.7

        Gain on sale of real estate, net.    The gain for 2016 was realized from (i) the sales of 12 properties, including the Pantry Portfolio and (ii) a $116,000 gain on the partial condemnation of land at our former Sports Authority property in Greenwood Village, Colorado. The 2015 gain was realized from the January 2015 sale of the Cherry Hill, New Jersey property. The minority partner's share of the gain on the Cherry Hill, New Jersey property was $1.3 million, which is the primary reason for the decrease in net income attributable to non-controlling interests for 2016 as compared to 2015.

        Purchase price fair value adjustment.    In connection with the acquisition of our joint venture partner's 50% interest in a property located in Lincoln, Nebraska, we recorded this adjustment, representing the difference between the book value of the preexisting equity investment on the purchase date of March 31, 2015 and the fair value of the investment.

        Prepayment costs on debt.    These costs were incurred primarily in connection with property sales and the payoff, prior to the stated maturity, of the related mortgage debt. In 2016, these costs related primarily to the sales of the Tomlinson, Pennsylvania property and the Pantry Portfolio. In 2015, these costs related primarily to the sale of the Cherry Hill, New Jersey property.

        Equity in earnings of unconsolidated joint ventures.    The increase in 2016 is due primarily to an increase of $633,000 in our share of income from the Manahawkin, New Jersey retail center which was acquired in June 2015. The year ended December 31, 2015 included our $400,000 share of acquisition expenses associated with the purchase of this center.

        Other income.    As a result of a partial condemnation of land and easements obtained by the Colorado Department of Transportation ("CDOT") at our Greenwood Village, Colorado property in 2016, we received $484,000 from CDOT and have been advised by CDOT that it will remit to us an additional $25,000. Of this aggregate of $509,000, $356,000 is attributable to easements and is included in Other income. See "Gain on sale of real estate, net" above for the gain resulting from the $153,000 balance.

        Interest expense.    The following table summarizes interest expense for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2016	2015		% Change
Interest expense:
Credit facility interest	$590	$594	$(4)	(.7)
Mortgage interest	16,668	15,433	1,235	8.0

Total	$17,258	$16,027	$1,231	7.7

  Credit facility interest

        The decrease in 2016 is due to the $3.8 million decrease in the weighted average balance outstanding under our line of credit, offset by an increase of 28 basis points in the average interest rate from 1.95% to 2.23%, as well as an increase in the unused fee resulting from a $25 million increase in our borrowing capacity in connection with the November 2016 amendment and restatement of the credit facility.

  Mortgage interest

        The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt during the applicable year:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2016	2015		% Change
Interest rate on mortgage debt	4.61%	4.96%	(.35)%	(7.1)
Principal amount of mortgage debt	$361,645	$310,991	$50,654	16.3

        The increase in mortgage interest expense is due to the increase in the average principal amount of mortgage debt outstanding, offset by a decrease in the average interest rate on outstanding mortgage debt. The increase in the average balance outstanding is substantially due to the incurrence of mortgage debt of $89.5 million in connection with properties acquired in 2015 and 2016 and the financing or refinancing of $85.2 million of mortgage debt, net of refinanced amounts, in connection with properties acquired prior to 2015. The decrease in the average interest rate is due to the financing (including financings effectuated in connection with acquisitions) or refinancing in 2016 and 2015 of $217.2 million of gross mortgage debt (including $42.6 million of refinanced amounts) with an average interest rate of approximately 3.8%.

        We estimate that in 2017, the mortgage interest expense associated with the properties acquired in 2016 will be approximately $1.9 million. Interest expense for these properties in 2016 was $709,000.

        Amortization and write-off of deferred financing costs.    The decrease in 2016 is primarily due to the write-off in 2015 of $249,000 relating to the sale of the Cherry Hill, New Jersey property. This decrease was offset by the write-off and increased amortization in 2016 of $66,000 relating to the new line of credit and other write-offs of $57,000 relating to property sales.

Comparison of Years Ended December 31, 2015 and 2014

Revenues

        The following table compares total revenues for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2015	2014		% Change
Rental income, net	$58,973	$56,647	$2,326	4.1
Tenant reimbursements	3,852	2,561	1,291	50.4
Lease termination fees	2,886	1,269	1,617	127.4

Total revenues	$65,711	$60,477	$5,234	8.7

        Rental income, net.    The increase is due primarily to $4.4 million earned from seven properties acquired in 2015 and $2.2 million from nine properties acquired in 2014, offset by the $530,000 write-off against rental income of the entire balance of unbilled rent receivables and the intangible lease asset related to the 2015 lease termination fees described below. Rental income for 2014 includes $3.7 million from three properties, which we refer to as the 2015 Sold Properties, that were sold or disposed of from October 2014 through mid-January 2015 (including the sale, for substantial gains, of the Parsippany and Cherry Hill, New Jersey properties).

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

Operating Expenses

        The following table compares operating expenses for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2015	2014		% Change
Operating expenses:
Depreciation and amortization	$16,384	$14,662	$1,722	11.7
General and administrative	9,527	8,796	731	8.3
Real estate expenses	6,047	4,407	1,640	37.2
Real estate acquisition costs	449	479	(30)	(6.3)
Federal excise and state taxes	343	488	(145)	(29.7)
Leasehold rent	308	308	—	—
Impairment loss	—	1,093	(1,093)	(100.0)

Total operating expenses	33,058	30,233	2,825	9.3

Operating income	$32,653	$30,244	$2,409	8.0

        Depreciation and amortization.    Approximately $1.3 million and $1.2 million of the increase is due to depreciation expense on the properties acquired in 2015 and 2014, respectively, and approximately $222,000 of the increase is due to depreciation on property improvements, intangibles and leasing commissions. The $1.2 million of such expense related to properties acquired in 2014, includes the write-off of $380,000 of tenant origination costs related to the bankruptcy of the Pathmark supermarket in Philadelphia, Pennsylvania. Depreciation and amortization for 2014 includes $1.0 million related to the 2015 Sold Properties.

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

Other Income and Expenses

        The following table compares other income and expenses for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2015	2014		% Change
Other income and expenses:
Gain on sale of real estate, net	$5,392	$10,180	$(4,788)	(47.0)
Purchase price fair value adjustment	960	—	960	n/a
Prepayment costs on debt	(568)	(1,581)	(1,013)	(64.1)
Equity in earnings of unconsolidated joint ventures	412	533	(121)	(22.7)
Gain on sale—investment in BRT Realty Trust	—	134	(134)	(100.0)
Other income	108	29	79	272.4
Interest:
Expense	(16,027)	(16,305)	(278)	(1.7)
Amortization and write-off of deferred financing costs	(1,023)	(1,037)	(14)	(1.4)
Income from continuing operations	21,907	22,197	(290)	(1.3)

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

        Interest expense.    The following table summarizes interest expense for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2015	2014		% Change
Interest expense:
Credit facility interest	$594	$1,211	$(617)	(50.9)
Mortgage interest	15,433	15,094	339	2.2

Total	$16,027	$16,305	$(278)	(1.7)

  Credit facility interest

        The decrease is due to the change, pursuant to an amendment to our facility dated December 31, 2014, in the annual interest rate on this facility from a variable interest rate with a floor of 4.75%, to a variable interest rate with a floor of 1.75%. During 2015, the average interest rate on the facility was approximately 1.95%.

  Mortgage interest

        The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt during the applicable year:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2015	2014		% Change
Interest rate on mortgage debt	4.96%	5.29%	(.33)%	(6.2)
Principal amount of mortgage debt	$310,991	$285,019	$25,972	9.1

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

Liquidity and Capital Resources

        Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our revolving credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of our equity securities and property sales. In 2016, we obtained $103.2 million of net proceeds from mortgage financings and refinancings and $25.8 million of net proceeds from the sale of our common stock pursuant to our at-the-market equity offering program. Our available liquidity at March 2, 2017 was approximately $101.2 million, including approximately $6.2 million of cash and cash equivalents (net of the credit facility's required $3 million deposit maintenance balance) and up to $95.0 million available under our revolving credit facility.

  Liquidity and Financing

        We expect to meet substantially all of our operating cash requirements (including debt service and dividends) and capital requirements, including an estimated $13.2 million of building expansion and tenant improvements at several properties, from cash flow from operations. To the extent that this cash flow is inadequate to cover all of these needs, we will be required to use our available cash and cash equivalents or draw on our credit facility (to the extent permitted) to satisfy these requirements.

        The following table sets forth, as of December 31, 2016, information with respect to our mortgage debt that is payable from January 2017 through December 31, 2019 (excluding our unconsolidated joint ventures):

(Dollars in thousands)	2017	2018	2019	Total
Amortization payments	$10,041	$10,262	$10,751	$31,054
Principal due at maturity	9,048	10,260	3,485	22,793

Total	$19,089	$20,522	$14,236	$53,847

        At December 31, 2016, our unconsolidated joint ventures had first mortgages on four properties with outstanding balances aggregating approximately $36.0 million, bearing interest at rates ranging from 3.49% to 5.81% (i.e., a 3.97% weighted average interest rate) and maturing between 2018 and 2025.

        We intend to make debt amortization payments from operating cash flow and, though no assurance can be given that we will be successful in this regard, generally intend to refinance or extend the mortgage loans which mature in 2017 through 2019. We intend to repay the amounts not refinanced or extended from our existing funds and sources of funds, including our available cash and our credit facility (to the extent available).

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

Credit Facility

        We can borrow up to $100 million pursuant to our revolving credit facility which is available to us for the acquisition of commercial real estate, repayment of mortgage debt, property improvements and general working capital purposes; provided, that if used for property improvements and working capital purposes, the amount outstanding for such purposes will not exceed the lesser of $15 million and 15% of the borrowing base and if used for working capital purposes, will not exceed $10 million. The facility matures December 31, 2019 and bears interest equal to the one month LIBOR rate plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 300 basis points if such ratio is greater than 65%. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $100 million. The credit facility requires the maintenance of $3.0 million in average deposit balances. For 2016, the average interest rate on the facility was approximately 2.23%.

        The terms of our revolving credit facility include certain restrictions and covenants which limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At December 31, 2016, we were in compliance in all material respects with the covenants under this facility.

Contractual Obligations

        The following sets forth our contractual obligations as of December 31, 2016:

	Payment due by period
(Dollars in thousands)	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years	Total
Contractual Obligations
Mortgages payable—interest and amortization	$27,510	$52,111	$51,684	$126,481	$257,786
Mortgages payable—balances due at maturity	9,048	13,745	12,160	236,804	271,757
Credit facility(1)	—	10,000	—	—	10,000
Purchase obligations(2)	3,297	14,403	5,939	—	23,639

Total	$39,855	$90,259	$69,783	$363,285	$563,182

(1)
Represents the amount outstanding at December 31, 2016. We may borrow up to $100 million under such facility.

(2)
Assumes that (i) $2.9 million will be payable annually during the next five years pursuant to the compensation and services agreement and (ii) $7.8 million will be spent in contractually required building expansion and tenant improvements at the L-3, Hauppauge, New York property in one to three years, though it is possible that all or a portion of such amount will be expended in 2017. Excludes our required reimbursement of $3 million towards tenant improvements at our Greensboro, North Carolina property, which expenditures, required by a lease amendment entered into in February 2017, will be made in 2017 if the tenant completes specified improvements.

        As of December 31, 2016, we had $399.2 million of mortgage debt outstanding (excluding mortgage indebtedness of our unconsolidated joint ventures), all of which is non-recourse (subject to standard carve-outs). We expect that mortgage interest and amortization payments (excluding repayments of principal at maturity) of approximately $79.6 million due through 2019 will be paid primarily from cash generated from our operations. We anticipate that principal balances due at maturity through 2019 of $22.8 million will be paid primarily from cash and cash equivalents and mortgage financings and refinancings. If we are unsuccessful in refinancing our existing indebtedness or financing our unencumbered properties, our cash flow, funds available under our credit facility and available cash, if any, may not be sufficient to repay all debt obligations when payments become due, and we may need to issue additional equity, obtain long or short-term debt, or dispose of properties on unfavorable terms.

Statement of Cash Flows

        The following discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the years presented.

	For the Years ended December 31,
(Dollars in thousands)	2016	2015	2014
Cash flow provided by operating activities	$31,405	$34,484	$31,803
Cash flow used in investing activities	(80,911)	(73,498)	(13,758)
Cash flow provided by (used in) financing activities	54,190	31,406	(14,332)

Net increase (decrease) in cash and cash equivalents	4,684	(7,608)	3,713
Cash and cash equivalents at beginning of year	12,736	20,344	16,631

Cash and cash equivalents at end of year	$17,420	$12,736	$20,344

        Our principal source of cash flows is from the operation of our properties. Our properties provide a relatively consistent stream of cash flows that provide us with the resources to fund operating expenses, debt service and quarterly dividends.

        The decrease in cash flow provided by operating activities during 2016 compared to 2015 is due to a number of factors including $2.9 million of lease termination fees received in 2015 and the timing of cash receipts and cash expenditures in the normal course of operations.

        The increase in cash used in investing activities during 2016 compared to 2015 is due primarily to the increased purchases of real estate in 2016 offset in part by (i) the increase in net proceeds from sales of real estate in 2016 and (ii) the investment in an unconsolidated joint venture in 2015, while there was no such investment in 2016.

        The increase in cash flow provided by financing activities during 2016 compared to the 2015 is due primarily to an increase in proceeds from mortgage financings and refinancings and the sale of our common stock, offset by an increase in repayment of mortgages payable and an increase in repayment (net of proceeds from drawdowns) on the credit facility. In 2016, we obtained $103.2 million of net proceeds from mortgage financings and refinancings (net of refinanced amounts), and $25.8 million of net proceeds from the sale of our common stock.

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

        It is our intention to pay to our stockholders within the time periods prescribed by the Internal Revenue Code no less than 90%, and, if possible, 100% of our annual taxable income, including taxable gains from the sale of real estate. It will continue to be our policy to make sufficient distributions to stockholders in order for us to maintain our REIT status under the Internal Revenue Code.

        Our board of directors reviews the dividend policy regularly to determine if any changes to our dividend should be made.

  Off-Balance Sheet Arrangements

        We are not a party to any off-balance sheet arrangements other than with respect to our properties located in Lakemoor and Wheaton, Illinois and Beachwood, Ohio. These properties are ground leases improved by multi-family properties and generated $2.1 million of rental income during 2016. At December 31, 2016, our maximum exposure to loss with respect to these properties is $34.0 million, representing the carrying value of the land; such leasehold positions are subordinate to an aggregate of $150.7 million of mortgage debt incurred by our tenants, the owner/operators of the multi-family properties. These owner/operators are affiliated with one another. We do not believe that this type of off-balance sheet arrangement has been or will be material to our liquidity and capital resource positions. See Note 6 to our consolidated financial statements for additional information regarding these arrangements.

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

  Revenues

        Our revenues, which are substantially derived from rental income, include rental income that our tenants pay in accordance with the terms of their respective leases reported on a straight-line basis over the non-cancellable term of each lease. Since many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record as an asset and include in revenues, unbilled rent receivables which we will only receive if the tenant makes all rent payments required through the expiration of the term of the lease. Accordingly, our management must determine, in its judgment, that the unbilled rent receivable applicable to each specific tenant is collectible. We review unbilled rent receivables on a quarterly basis and take into consideration the tenant's payment history and the financial condition of the tenant. In the event that the collectability of an unbilled rent receivable is in doubt, we are required to take a reserve against the receivable or a direct write-off of the receivable, which has an adverse effect on net income for the year in which the reserve or direct write-off is taken, and will decrease total assets and stockholders' equity.

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

        We use interest rate swaps to limit interest rate risk on variable rate mortgages. These swaps are used for hedging purposes-not for speculation. We do not enter into interest rate swaps for trading purposes. At December 31, 2016, our aggregate liability in the event of the early termination of our swaps was $3.0 million.

        At December 31, 2016, we had 32 interest rate swap agreements outstanding (including two held by three of our unconsolidated joint ventures). The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of December 31, 2016, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have increased by approximately $9.1 million and the net unrealized loss on derivative instruments would have decreased by $9.1 million. If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have decreased by approximately $9.7 million and the net unrealized loss on derivative instruments would have increased by $9.7 million. These changes would not have any impact on our net income or cash.

        Our mortgage debt, after giving effect to the interest rate swap agreements, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.

        Our variable rate credit facility is sensitive to interest rate changes. At December 31, 2016, a 100 basis point increase of the interest rate on this facility would increase our related interest costs by approximately $100,000 per year and a 100 basis point decrease of the interest rate would decrease our related interest costs by approximately $48,000 per year.

        The fair market value of our long-term debt is estimated based on discounting future cash flows at interest rates that our management believes reflect the risks associated with long term debt of similar risk and duration.

        The following table sets forth our debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated fair market value at December 31, 2016:

	For the Year Ended December 31,
(Dollars in thousands)	2017	2018	2019	2020	2021	Thereafter	Total	Fair Market Value
Fixed rate:
Long-term debt	$19,089	$20,522	$14,236	$14,930	$20,490	$309,925	$399,192	$413,916
Weighted average interest rate	4.30%	4.29%	4.28%	4.27%	4.26%	4.27%	4.27%	3.74%
Variable rate:
Long-term debt(1)	—	—	$10,000	—	—	—	$10,000	—

(1)
Our credit facility matures on December 31, 2019 and bears interest at the 30 day LIBOR rate plus the applicable margin. The applicable margin varies based on the ratio of total debt to total value. See "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources—Credit Facility."

Item 8.    Financial Statements and Supplementary Data.

        This information appears in Item 15(a) of this Annual Report on Form 10-K, and is incorporated into this Item 8 by reference thereto.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        A review and evaluation was performed by our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that our disclosure controls and procedures, as designed and implemented as of December 31, 2016, were effective.

Changes in Internal Controls over Financial Reporting

        There have been no changes in our internal controls over financial reporting, as defined in in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that occurred during the three months ended December 31, 2016 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by a company's board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

  •
  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and directors of a company; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company's assets that could have a material effect on the financial transactions.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

        Based on its assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

        Our independent registered public accounting firm, Ernst & Young LLP, have issued a report on management's assessment of the effectiveness of internal control over financial reporting. This report appears on page F-1 of this Annual Report on Form 10-K.

Item 9B.    Other Information.

        On March 10, 2017, James J. Burns, a member of our board of directors, informed the Board that he will retire from the Board effective at our 2017 Annual Meeting of Stockholders and will not stand for re-election to the Board at such meeting. Mr. Burns' decision to retire and not stand for re-election to the Board was not the result of any dispute or disagreement with us on any matter relating to our financial condition or financial reporting.

        We deeply appreciate Mr. Burns' significant contributions during his more than 16 years of service on the Board and related committees, including his long-time service as chair of our audit committee. We wish Mr. Burns well in the future.

        The Board does not expect to present a nominee to succeed Mr. Burns on the Board and relevant committees.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Apart from certain information concerning our executive officers which is set forth in Part I of this Annual Report, additional information required by this Item 10 shall be included in our proxy statement for our 2017 annual meeting of stockholders, to be filed with the SEC not later than May 1, 2017, and is incorporated herein by reference.

EXECUTIVE OFFICERS

        Set forth below is a list of our executive officers whose terms expire at our 2017 annual board of directors' meeting. The business history of our officers, who are also directors, will be provided in our proxy statement to be filed pursuant to Regulation 14A not later than May 1, 2017.

NAME	AGE	POSITION WITH THE COMPANY
Matthew J. Gould*	57	Chairman of the Board
Fredric H. Gould*	81	Vice Chairman of the Board
Patrick J. Callan, Jr.	54	President, Chief Executive Officer and Director
Lawrence G. Ricketts, Jr.	40	Executive Vice President and Chief Operating Officer
Jeffrey A. Gould*	51	Senior Vice President and Director
David W. Kalish***	69	Senior Vice President and Chief Financial Officer
Mark H. Lundy**	54	Senior Vice President and Secretary
Israel Rosenzweig	69	Senior Vice President
Simeon Brinberg**	83	Senior Counsel
Karen Dunleavy	58	Vice President, Financial
Alysa Block	56	Treasurer
Richard M. Figueroa	49	Vice President and Assistant Secretary
Isaac Kalish***	41	Vice President and Assistant Treasurer
Justin Clair	34	Vice President

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

Item 11.    Executive Compensation.

        The information concerning our executive compensation required by this Item 11 shall be included in our proxy statement for our 2017 annual meeting of stockholders, to be filed with the SEC not later than May 1, 2017, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information concerning our beneficial owners and management required by this Item 12 shall be included in our proxy statement for our 2017 annual meeting of stockholders, to be filed with the SEC not later than May 1, 2017 and is incorporated herein by reference.

Equity Compensation Plan Information

        As of December 31, 2016, the only equity compensation plan under which equity compensation may be awarded is our 2016 Incentive Plan, which was approved by our stockholders in June 2016. This plan permits us to grant stock options, restricted stock, restricted stock units and performance based awards to our employees, officers, directors and consultants. The following table provides information as of December 31, 2016 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under our 2016 Incentive Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	750,000
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	750,000

(1)
Does not give effect to 140,100 restricted stock awards granted January 9, 2017 pursuant to our 2016 Incentive Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information concerning certain relationships, related transactions and director independence required by this Item 13 shall be included in our proxy statement for our 2017 annual meeting of stockholders, to be filed with the SEC not later than May 1, 2017 and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        The information concerning our principal accounting fees required by this Item 14 shall be included in our proxy statement for our 2017 annual meeting of stockholders, to be filed with the SEC not later than May 1, 2017, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)
Documents filed as part of this Report:

(1)
The following financial statements of the Company are included in this Annual Report on Form 10-K:

  (2)
  Financial Statement Schedules:

—Schedule III—Real Estate and Accumulated Depreciation	F-48 through F-52

        All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b)
Exhibits:

1.1	Amended and Restated Equity Offering Sales Agreement, dated March 20, 2014 by and between One Liberty Properties, Inc. and Deutsche Bank Securities, Inc. (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on March 20, 2014).

3.1	Articles of Amendment and Restatement of One Liberty Properties, Inc., dated July 20, 2004 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

3.2	Articles of Amendment to Restated Articles of Incorporation of One Liberty Properties, Inc. filed with the State of Assessments and Taxation of Maryland on June 17, 2005 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.3	Articles of Amendment to Restated Articles of Incorporation of One Liberty Properties, Inc. filed with the State of Assessments and Taxation of Maryland on June 21, 2005 (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.4	By-Laws of One Liberty Properties, Inc., as amended (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 12, 2007).

3.5	Amendment, effective as of June 12, 2012, to By-Laws of One Liberty Properties, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 12, 2012).

3.6	Amendment, effective as of September 11, 2014, to By-Laws of One Liberty Properties, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 12, 2014).

4.1	*	One Liberty Properties, Inc. 2009 Incentive Plan (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2010).

4.2	*	One Liberty Properties, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

4.3	*	One Liberty Properties, Inc. 2016 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

4.4		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-2, Registration No. 333-86850, filed on April 24, 2002 and declared effective on May 24, 2002).

10.1		Seconded Amended and Restated Loan Agreement, dated as of March 31, 2010, by and among One Liberty Properties, Inc., Valley National Bank, Merchants Bank Division, Bank Leumi USA, Israel Discount Bank of New York and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 10, 2011).

10.2		First Amendment dated as of January 6, 2011 to the Second Amended and Restated Loan Agreement, dated as of March 31, 2010, between VNB New York Corp. as assignee of Valley National Bank, Merchants Bank Division, Bank Leumi, USA, Manufacturers and Traders Trust Company, Israel Discount Bank of New York, and One Liberty Properties, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 10, 2011).

10.3		Second Amendment to Second Amended and Restated Loan Agreement dated as of August 5, 2011, between VNB New York Corp., Bank Leumi USA, Israel Discount Bank of New York, Manufacturers and Traders Trust Company and One Liberty Properties, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 15, 2011).

10.4		Third Amendment to Second Amended and Restated Loan Agreement dated as of July 31, 2012, between VNB New York Corp., Bank Leumi USA, Israel Discount Bank of New York, Manufacturers and Traders Trust Company and One Liberty Properties, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 2, 2012).

10.5		Fourth Amendment dated as of December 31, 2014 to Second Amended and Restated Loan Agreement dated as of July 31, 2012, between VNB New York LLC, Bank Leumi USA, Israel Discount Bank of New York, Manufacturers and Traders Trust Company and One Liberty Properties, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 5, 2015).

10.6		Third Amended and Restated Loan Agreement dated as of November 9, 2016, between VNB New York, LLC, People's United Bank, Bank Leumi USA and Manufacturers and Traders Trust Company, as lenders, and One Liberty Properties, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 10, 2016).

10.7	*	Compensation and Services Agreement effective as of January 1, 2007 between One Liberty Properties, Inc. and Majestic Property Management Corp. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 14, 2007).

10.8	*	First Amendment to Compensation and Services Agreement effective as of April 1, 2012 between One Liberty Properties, Inc. and Majestic Property Management Corp. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.9	*	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 15, 2010).

10.10	*	Form of Restricted Stock Award Agreement for the 2009 Incentive Plan (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2010).

10.11	*	Form of Restricted Stock Award Agreement for the 2012 Incentive Plan (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2013).

10.12	*	Form of Restricted Stock Award Agreement for the 2016 Incentive Plan.

14.1		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K filed on March 14, 2006).

21.1		Subsidiaries of the Registrant

23.1		Consent of Ernst & Young LLP

31.1		Certification of President and Chief Executive Officer

31.2		Certification of Senior Vice President and Chief Financial Officer

32.1		Certification of President and Chief Executive Officer

32.2		Certification of Senior Vice President and Chief Financial Officer

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Definition Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*
Indicates a management contract or compensatory plan or arrangement.

        The file number for all the exhibits incorporated by reference is 001- 09279 other than exhibit 4.4 whose file number is 333-86850.

Item 16.    Form 10-K Summary

        Not applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

ONE LIBERTY PROPERTIES, INC.
March 10, 2017	By:	/s/ PATRICK J. CALLAN, JR. Patrick J. Callan, Jr. President and Chief Executive Officer

        Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ MATTHEW J. GOULD Matthew J. Gould	Chairman of the Board of Directors	March 10, 2017
/s/ FREDRIC H. GOULD Fredric H. Gould	Vice Chairman of the Board of Directors	March 10, 2017
/s/ PATRICK J. CALLAN, JR. Patrick J. Callan, Jr.	President, Chief Executive Officer and Director	March 10, 2017
/s/ CHARLES BIEDERMAN Charles Biederman	Director	March 10, 2017
/s/ JAMES J. BURNS James J. Burns	Director	March 10, 2017
/s/ JOSEPH A. DELUCA Joseph A. DeLuca	Director	March 10, 2017
/s/ JEFFREY A. GOULD Jeffrey A. Gould	Director	March 10, 2017

Signature	Title	Date

/s/ LOUIS P. KAROL Louis P. Karol	Director	March 10, 2017
/s/ J. ROBERT LOVEJOY J. Robert Lovejoy	Director	March 10, 2017
/s/ LEOR SIRI Leor Siri	Director	March 10, 2017
/s/ EUGENE I. ZURIFF Eugene I. Zuriff	Director	March 10, 2017
/s/ DAVID W. KALISH David W. Kalish	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 10, 2017
/s/ KAREN DUNLEAVY Karen Dunleavy	Vice President, Financial (Principal Accounting Officer)	March 10, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
One Liberty Properties, Inc.

We have audited the accompanying consolidated balance sheets of One Liberty Properties, Inc. and Subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of One Liberty Properties, Inc. and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), One Liberty Properties, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 10, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 10, 2017

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
One Liberty Properties, Inc.

We have audited One Liberty Properties, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). One Liberty Properties, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, One Liberty Properties, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of One Liberty Properties, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2016 of One Liberty Properties, Inc. and Subsidiaries and our report dated March 10, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 10, 2017

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in Thousands, Except Par Value)

	December 31,
	2016	2015
ASSETS
Real estate investments, at cost
Land	$211,432	$186,994
Buildings and improvements	536,633	460,379

Total real estate investments, at cost	748,065	647,373
Less accumulated depreciation	96,852	85,116

Real estate investments, net	651,213	562,257
Properties held-for-sale	—	12,259
Investment in unconsolidated joint ventures	10,833	11,350
Cash and cash equivalents	17,420	12,736
Restricted cash	643	1,074
Unbilled rent receivable (including $712 related to properties held-for-sale in 2015)	13,797	13,577
Unamortized intangible lease assets, net	32,645	28,978
Escrow, deposits and other assets and receivables	6,894	4,268

Total assets	$733,445	$646,499

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of $4,294 and $3,373 deferred financing costs, respectively	$394,898	$331,055
Line of credit, net of $936 and $506 deferred financing costs, respectively	9,064	17,744
Dividends payable	7,806	6,901
Accrued expenses and other liabilities	10,470	13,852
Unamortized intangible lease liabilities, net	19,280	14,521

Total liabilities	441,518	384,073

Commitments and contingencies
Equity:
One Liberty Properties, Inc. stockholders' equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized; 17,600 and 16,292 shares issued and outstanding	17,600	16,292
Paid-in capital	262,511	232,378
Accumulated other comprehensive loss	(1,479)	(4,390)
Accumulated undistributed net income	11,501	16,215

Total One Liberty Properties, Inc. stockholders' equity	290,133	260,495
Non-controlling interests in consolidated joint ventures	1,794	1,931

Total equity	291,927	262,426

Total liabilities and equity	$733,445	$646,499

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Amounts in Thousands, Except Per Share Data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Rental income, net	$64,164	$58,973	$56,647
Tenant reimbursements	6,424	3,852	2,561
Lease termination fees	—	2,886	1,269

Total revenues	70,588	65,711	60,477

Operating expenses:
Depreciation and amortization	18,164	16,384	14,662
General and administrative (see Note 11 for related party information)	10,693	9,527	8,796
Real estate expenses (see Note 11 for related party information)	8,931	6,047	4,407
Real estate acquisition costs (see Note 11 for related party information)	596	449	479
Federal excise and state taxes	203	343	488
Leasehold rent	308	308	308
Impairment loss	—	—	1,093

Total operating expenses	38,895	33,058	30,233

Operating income	31,693	32,653	30,244
Other income and expenses:
Gain on sale of real estate, net	10,087	5,392	10,180
Purchase price fair value adjustment	—	960	—
Prepayment costs on debt	(577)	(568)	(1,581)
Equity in earnings of unconsolidated joint ventures (see Note 11 for related party information)	1,005	412	533
Gain on sale—investment in BRT Realty Trust (related party)	—	—	134
Other income	435	108	29
Interest:
Expense	(17,258)	(16,027)	(16,305)
Amortization and write-off of deferred financing costs	(904)	(1,023)	(1,037)

Income from continuing operations	24,481	21,907	22,197
Income from discontinued operations	—	—	13

Net income	24,481	21,907	22,210
Net income attributable to non-controlling interests	(59)	(1,390)	(94)

Net income attributable to One Liberty Properties, Inc.	$24,422	$20,517	$22,116

Weighted average number of common shares outstanding:
Basic	16,768	15,971	15,563

Diluted	16,882	16,079	15,663

Per common share attributable to common stockholders:
Basic	$1.40	$1.23	$1.37

Diluted	$1.39	$1.22	$1.37

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Amounts in Thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$24,481	$21,907	$22,210

Other comprehensive gain (loss)
Net unrealized gain on available-for-sale securities	—	3	11
Reclassification of gain on available-for-sale securities included in net income	(27)	—	(132)
Net unrealized gain (loss) on derivative instruments	2,879	(1,168)	(2,643)
One Liberty Properties, Inc.'s share of joint venture net unrealized gain (loss) on derivative instruments	64	(1)	24

Other comprehensive gain (loss)	2,916	(1,166)	(2,740)

Comprehensive income	27,397	20,741	19,470
Net income attributable to non-controlling interests	(59)	(1,390)	(94)
Adjustment for derivative instruments attributable to non-controlling interests	(5)	29	(35)

Comprehensive income attributable to One Liberty Properties, Inc.	$27,333	$19,380	$19,341

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

For the Three Years Ended December 31, 2016

(Amounts in Thousands, Except Per Share Data)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive (Loss)	Accumulated Undistributed Net Income	Non-Controlling Interests in Consolidated Joint Ventures	Total
Balances, December 31, 2013	$15,221	$210,324	$(490)	$23,877	$1,158	$250,090
Distributions—common stock Cash—$1.50 per share	—	—	—	(24,117)	—	(24,117)
Shares issued through equity offering program—net	179	3,589	—	—	—	3,768
Restricted stock vesting	101	(101)	—	—	—	—
Shares issued through dividend reinvestment plan	227	4,222	—	—	—	4,449
Contributions from non-controlling interests	—	—	—	—	639	639
Distributions to non-controlling interests	—	—	—	—	(228)	(228)
Compensation expense—restricted stock	—	1,833	—	—	—	1,833
Net income	—	—	—	22,116	94	22,210
Other comprehensive (loss)	—	—	(2,705)	—	(35)	(2,740)

Balances, December 31, 2014	15,728	219,867	(3,195)	21,876	1,628	255,904
Distributions—common stock Cash—$1.58 per share	—	—	—	(26,178)	—	(26,178)
Shares issued through equity offering program—net	295	6,162	—	—	—	6,457
Restricted stock vesting	72	(72)	—	—	—	—
Shares issued through dividend reinvestment plan	197	4,087	—	—	—	4,284
Contributions from non-controlling interests	—	—	—	—	713	713
Distributions to non-controlling interests	—	—	—	—	(1,829)	(1,829)
Compensation expense—restricted stock	—	2,334	—	—	—	2,334
Net income	—	—	—	20,517	1,390	21,907
Other comprehensive (loss) income	—	—	(1,195)	—	29	(1,166)

Balances, December 31, 2015	16,292	232,378	(4,390)	16,215	1,931	262,426
Distributions—common stock Cash—$1.66 per share	—	—	—	(29,136)	—	(29,136)
Shares issued through equity offering program—net	1,080	24,707	—	—	—	25,787
Restricted stock vesting	86	(86)	—	—	—	—
Shares issued through dividend reinvestment plan	142	2,965	—	—	—	3,107
Contribution from non-controlling interests	—	—	—	—	80	80
Distributions to non-controlling interests	—	—	—	—	(271)	(271)
Purchase of non-controlling interest	—	(436)	—	—	(10)	(446)
Compensation expense—restricted stock	—	2,983	—	—	—	2,983
Net income	—	—	—	24,422	59	24,481
Other comprehensive income	—	—	2,911	—	5	2,916

Balances, December 31, 2016	$17,600	$262,511	$(1,479)	$11,501	$1,794	$291,927

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in Thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$24,481	$21,907	$22,210
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	(10,087)	(5,392)	(10,180)
Purchase price fair value adjustment	—	(960)	—
Gain on sale of available-for-sale securities (to related party in 2014)	(27)	—	(134)
Impairment loss	—	—	1,093
Prepayment costs on debt	577	568	1,581
Increase in unbilled rent receivable	(2,286)	(1,448)	(1,569)
Write-off of unbilled rent receivable	7	566	79
Bad debt expense	98	—	—
Amortization of intangibles relating to leases, net	(712)	(723)	(267)
Amortization of restricted stock expense	2,983	2,334	1,833
Equity in earnings of unconsolidated joint ventures	(1,005)	(412)	(533)
Distributions of earnings from unconsolidated joint ventures	939	540	502
Depreciation and amortization	18,164	16,384	14,662
Amortization and write-off of deferred financing costs	904	1,023	1,037
Payment of leasing commissions	(1,050)	(716)	(165)
(Increase) decrease in escrow, deposits, other assets and receivables	(731)	197	1,149
(Decrease) increase in accrued expenses and other liabilities	(850)	616	505

Net cash provided by operating activities	31,405	34,484	31,803

Cash flows from investing activities:
Purchase of real estate	(118,589)	(67,445)	(57,096)
Improvements to real estate	(4,868)	(3,868)	(769)
Net proceeds from sales of real estate	42,312	16,025	43,788
Purchase of partner's interest in consolidated joint venture	(446)	—	—
Purchase of partner's interest in unconsolidated joint venture	—	(6,300)	—
Investment in unconsolidated joint ventures	—	(12,686)	—
Distributions of capital from unconsolidated joint ventures	647	776	53
Net proceeds from sale of available-for-sale securities (to related party in 2014)	33	—	266

Net cash used in investing activities	(80,911)	(73,498)	(13,758)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(9,138)	(7,793)	(7,597)
Repayment of mortgages payable	(63,726)	(27,967)	(38,873)
Proceeds from mortgage financings	137,628	79,605	60,474
Proceeds from sale of common stock, net	25,787	6,457	3,768
Proceeds from bank line of credit	86,000	45,400	42,500
Repayment on bank line of credit	(94,250)	(40,400)	(52,500)
Issuance of shares through dividend reinvestment plan	3,107	4,284	4,449
Payment of financing costs	(2,220)	(897)	(1,782)
Prepayment costs on debt	(577)	(568)	(1,581)
Capital contributions from non-controlling interests	80	713	639
Distributions to non-controlling interests	(271)	(1,829)	(228)
Cash distributions to common stockholders	(28,230)	(25,599)	(23,601)

Net cash provided by (used in) financing activities	54,190	31,406	(14,332)

Net increase (decrease) in cash and cash equivalents	4,684	(7,608)	3,713
Cash and cash equivalents at beginning of year	12,736	20,344	16,631

Cash and cash equivalents at end of year	$17,420	$12,736	$20,344

Continued on next page

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Amounts in Thousands)

	Year Ended December 31,
	2016	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense	$17,310	$15,986	$16,403
Cash paid during the year for income taxes	36	70	90
Cash paid during the year for Federal excise tax, net	190	300	64
Supplemental schedule of non-cash investing and financing activities:
Mortgage debt extinguished upon conveyance of the Company's Morrow, Georgia property to mortgagee by deed-in-lieu of foreclosure	$—	$1,466	$—
Consolidation of real estate investment	—	2,633	—
Purchase accounting allocation—intangible lease assets	8,194	5,776	4,771
Purchase accounting allocation—intangible lease liabilities	(6,288)	(5,365)	(4,376)

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016

NOTE 1—ORGANIZATION AND BACKGROUND

        One Liberty Properties, Inc. ("OLP") was incorporated in 1982 in Maryland. OLP is a self-administered and self-managed real estate investment trust ("REIT"). OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of retail, industrial, flex and health and fitness properties, many of which are subject to long-term net leases. As of December 31, 2016, OLP owns 119 properties, including six properties owned by consolidated joint ventures and five properties owned by unconsolidated joint ventures. The 119 properties are located in 30 states.

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

        Consistent with the adoption of ASU 2015-02, the Company assesses the accounting treatment for each of its investments, including a review of each venture or limited liability company or partnership agreement, to determine the rights of each party and whether those rights are protective or participating. Additionally, the Company assesses the accounting treatment for any interests pursuant to which the Company may have a variable interest as a lessor. The agreements typically contain certain protective rights, such as the requirement of partner approval to sell, finance or refinance the property and to pay capital expenditures and operating expenditures outside of the approved budget or operating plan. Leases may contain certain protective rights, such as the right of sale and the receipt of certain escrow deposits. In situations where, among other things, the Company and its partners jointly (i) approve the annual budget, (ii) approve certain expenditures, (iii) prepare or review and approve the joint venture's tax return before filing, and (iv) approve each lease at a property, the Company does not consolidate as the Company considers these to be substantive participation rights that result in

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

shared, joint power over the activities that most significantly impact the performance of the joint venture or property.

        The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting. All investments in unconsolidated joint ventures have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support and, as a group, the holders of the equity at risk have power through voting rights to direct the activities of these ventures. As a result, none of these joint ventures are VIEs. In addition, the Company shares power with its co-managing members over these entities, and therefore the entities are not consolidated. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for their share of equity in earnings, cash contributions and distributions. None of the joint venture debt is recourse to the Company, subject to standard carve-outs.

        The Company periodically reviews its investments in unconsolidated joint ventures for other-than-temporary losses in investment value. Any decline that is not expected to be recovered based on the underlying assets of the investment is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. During the three years ended December 31, 2016, there was no impairment charges related to the Company's investments in unconsolidated joint ventures.

        Consistent with the Company's adoption of ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) discussed further below, the Company has elected to follow the cumulative earnings approach when assessing, for the consolidated statement of cash flows, whether the distribution from the investee is a return of the investor's investment as compared to a return on its investment. The source of the cash generated by the investee to fund the distribution is not a factor in the analysis (that is, it does not matter whether the cash was generated through investee refinancing, sale of assets or operating results). Consequently, the investor only considers the relationship between the cash received from the investee to its equity in the undistributed earnings of the investee, on a cumulative basis, in assessing whether the distribution from the investee is a return on or return of its investment. Cash received from the unconsolidated entity is presumed to be a return on the investment to the extent that, on a cumulative basis, distributions received by the investor are less than its share of the equity in the undistributed earnings of the entity.

Use of Estimates

        The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

        Management believes that the estimates and assumptions that are most important to the portrayal of the Company's consolidated financial condition and results of operations, in that they require management's most difficult, subjective or complex judgments, form the basis of the accounting policies deemed to be most significant to the Company. These significant accounting policies relate to revenues and the value of the Company's real estate portfolio, including investments in unconsolidated joint

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

ventures. Management believes its estimates and assumptions related to these significant accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on the Company's future consolidated financial condition or results of operations.

Revenue Recognition

        Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the non-cancelable term of the lease. In determining, in its judgment, that the unbilled rent receivable applicable to each specific property is collectible, management reviews unbilled rent receivables on a quarterly basis and takes into consideration the tenant's payment history and financial condition. Some of the leases provide for increases based on the Consumer Price Index and for additional contingent rental revenue in the form of percentage rents. The percentage rents are based upon the level of sales achieved by the lessee and are recognized once the required sales levels are reached. Certain ground leases provide for rent which can be deferred and paid based on the operating performance of the property; therefore, this rent is recognized as rental income when the operating performance is achieved and the rent is received.

        Many of the Company's properties are subject to long-term net leases under which the tenant is typically responsible to pay directly to the vendor the real estate taxes, insurance, utilities and ordinary maintenance and repairs related to the property, and the Company is not the primary obligor with respect to such items. As a result, the revenue and expenses relating to these properties are recorded on a net basis. For certain properties, in addition to contractual base rent, the tenants pay their pro rata share of real estate taxes and operating expenses to the Company. The income and expenses associated with these properties are generally recorded on a gross basis when the Company is the primary obligor. For the years ended December 31, 2016, 2015 and 2014, the Company recorded reimbursements of expenses of $6,424,000, $3,852,000 and $2,561,000, respectively, which are reported as Tenant reimbursements in the accompanying consolidated statements of income.

        Gains and losses on the sale of real estate investments are recorded when the criteria under GAAP has been met.

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Purchase Accounting for Acquisition of Real Estate

        The Company has recorded acquired real estate investments as business combinations when the real estate is occupied, at least in part, at acquisition. Costs directly related to the acquisition of such investments have been expensed as incurred. Acquired real estate investments that do not meet the definition of a business combination are recorded at cost. Transaction costs incurred with such asset acquisitions are capitalized. However, see New Accounting Pronouncements for future change in the accounting for the Company's acquisitions. The Company allocates the purchase price of real estate among land, building, improvements and intangibles, such as the value of above, below and at-market leases, and origination costs associated with in-place leases at the acquisition date. The Company assesses the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The value, as determined, is allocated to land, building and improvements based on management's determination of the relative fair values of these assets.

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

        The values of acquired above-market and below-market leases are recorded based on the present values (using discount rates which reflect the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management's estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of the acquisitions. Such valuations include a consideration of the non-cancellable terms of the respective leases, as well as any applicable renewal period(s). The fair values associated with below-market rental renewal options are determined based on the Company's experience and the relevant facts and circumstances at the time of the acquisitions. The values of above-market leases are amortized as a reduction to rental income over the terms of the respective non-cancellable lease periods. The portion of the values of below-market leases are amortized as an increase to rental income over the terms of the respective non-cancellable lease periods. The portion of the values of the leases associated with below-market renewal options that management deemed are likely to be exercised by the tenant are amortized to rental income over such renewal periods. The value of other intangible assets (origination costs) is recorded to amortization expense over the remaining terms of the respective leases. If a lease were to be terminated prior to its contractual expiration date or not renewed, all unamortized amounts relating to that lease would be recognized in operations at that time. The estimated useful lives of intangible assets or liabilities generally range from one to 39 years.

Accounting for Long-Lived Assets and Impairment of Real Estate Owned

        The Company reviews its real estate portfolio on a quarterly basis to ascertain if there are any indicators of impairment to the value of any of its real estate assets, including deferred costs and intangibles, to determine if there is any need for an impairment charge. In reviewing the portfolio, the Company examines one or more of the following: the type of asset, the current financial statements or

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

other available financial information of the tenant, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved, the timeliness of the payments made by the tenant under its lease, and any current communication with the tenant, including property inspection reports. For each real estate asset owned for which indicators of impairment exist, management performs a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset to its carrying amount. If the aggregate undiscounted cash flows are less than the asset's carrying amount, an impairment loss is recorded to the extent that the estimated fair value is less than the asset's carrying amount. The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property. The analysis includes an estimate of the future cash flows that are expected to result from the real estate investment's use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, the effects of leasing demand, competition and other factors.

Properties Held-for-Sale

        Real estate investments are classified as properties held-for-sale when management determines that the investment meets the applicable criteria. Real estate assets that are classified as held-for-sale are: (i) valued at the lower of carrying amount or the estimated fair value less costs to sell on an individual asset basis; and (ii) not depreciated.

Cash and Cash Equivalents

        All highly liquid investments with original maturities of three months or less when purchased are considered to be cash equivalents.

Escrows

        Real estate taxes, insurance and other escrows aggregating $387,000 and $1,390,000 at December 31, 2016 and 2015, respectively, are included in Escrow, deposits and other assets and receivables.

Allowance for Doubtful Accounts

        The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of a tenant to make required rent payments. If the financial condition of a specific tenant were to deteriorate, adversely impacting its ability to make payments, additional allowances may be required. At December 31, 2016 and 2015, there was no balance in the allowance for doubtful accounts.

        The Company records bad debt expense as a reduction of rental income and/or tenant reimbursements. On March 2, 2016, Sports Authority Inc., the tenant at the Company's Greenwood Village, Colorado property, filed for Chapter 11 bankruptcy protection and on June 30, 2016, such tenant vacated the property. This tenant accounted for less than 1% of the Company's rental income in each of the three years ended December 31, 2016. For the year ended December 31, 2016, the Company recorded an aggregate bad debt expense of $105,000, of which $98,000 relates to rental income and tenant reimbursements due from this tenant and $7,000 is from the write-off of the balance

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

of unbilled straight-line rent receivable. The Company has determined that no impairment charge is required with respect to this property, which at December 31, 2016, had a net book value of $2,628,000. For the years ended December 31, 2015 and 2014, the Company incurred bad debt expense of $89,000 (see Note 6) and $0, respectively.

Depreciation and Amortization

        Depreciation of buildings is computed on the straight-line method over an estimated useful life of 40 years. Depreciation of building improvements is computed on the straight-line method over the estimated useful life of the improvements. If the Company determines it is the owner of tenant improvements, the amounts funded to construct the tenant improvements are treated as a capital asset and depreciated over the lesser of the remaining lease term or the estimated useful life of the improvements on the straight-line method. Leasehold interest and the related ground lease payments are amortized over the initial lease term of the leasehold position. Depreciation expense, including amortization of a leasehold position, lease origination costs, and capitalized leasing commissions amounted to $18,164,000, $16,384,000 and $14,662,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Deferred Financing Costs

        Mortgage and credit line costs are deferred and amortized on a straight-line basis over the terms of the respective debt obligations, which approximates the effective interest method. At December 31, 2016 and 2015, accumulated amortization of such costs was $2,090,000 and $4,628,000, respectively. On January 1, 2016, the Company adopted ASU 2015-03, Interest—Imputation of Interest—Simplifying the Presentation of Debt Issuance Costs, which amends the balance sheet presentation for such deferred financing costs. Under this guidance, a company presents unamortized deferred financing costs as a direct deduction from the carrying amount of that debt liability with retrospective application for all prior periods presented (see Note 9).

Income Taxes

        The Company is qualified as a real estate investment trust under the applicable provisions of the Internal Revenue Code. Under these provisions, the Company will not be subject to Federal, and generally, state and local income taxes, on amounts distributed to stockholders, provided it distributes at least 90% of its taxable income and meets certain other conditions. During the years ended December 31, 2016, 2015 and 2014, the Company recorded Federal excise tax expense of $6,000, $174,000 and $302,000, respectively, which is based on taxable income generated but not yet distributed.

        For 2016, 2015 and 2014, 27%, 67% and 26%, respectively, of the distributions were treated as capital gain distributions, with the balance treated as ordinary income.

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

December 31, 2016

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The Company's properties are located in 30 states. During 2016, 2015 and 2014, 12.9%, 13.0% and 13.1% of total revenues, respectively, were attributable to real estate investments located in Texas which is the only state in which real estate investments contributed more than 10% to the Company's total revenues.

        Excluding lease termination fees, no tenant contributed over 10% to the Company's total revenues during the years ended December 31, 2016, 2015 and 2014.

Segment Reporting

        Substantially all of the Company's real estate assets, at acquisition, are comprised of real estate owned that is leased to tenants on a long-term basis. Therefore, the Company aggregates real estate assets for reporting purposes and operates in one reportable segment.

Stock Based Compensation

        The fair value of restricted stock grants and restricted stock units, determined as of the date of grant, is amortized into general and administrative expense over the respective vesting period. The deferred compensation to be recognized as expense is net of certain forfeiture and performance assumptions which are re-evaluated quarterly. Consistent with the adoption of ASU 2016-09, discussed below, the Company recognizes the effect of forfeitures when they occur and previously recognized compensation expense shall be reversed in the period the grant or unit is forfeited.

Derivatives and Hedging Activities

        The Company's objective in using interest rate swaps is to add stability to interest expense. The Company does not use derivatives for trading or speculative purposes.

        The Company records all derivatives on the consolidated balance sheets at fair value. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivatives. In addition, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. These counterparties are generally large financial institutions engaged in providing a variety of financial services. These institutions generally face similar risks regarding adverse changes in market and economic conditions including, but not limited to, fluctuations in interest rates, exchange rates, equity and commodity prices and credit spreads.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows are considered cash flow hedges. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in accumulated other comprehensive loss (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged transaction becomes ineffective. For derivatives not designated as cash flow hedges, changes in the fair value of the derivative are recognized directly in earnings in the period in which the change occurs; however, the Company's policy is to not enter into such transactions.

Reclassifications

        Certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current year's presentation. Such reclassifications primarily relate to the presentation of (i) deferred financing costs (see Note 9) and (ii) changes to the presentation of the consolidated statements of cash flows due to the adoption of new accounting pronouncements (discussed below).

New Accounting Pronouncements

        In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which requires an entity to evaluate whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, and if that threshold is met, the asset group is not a business. It also requires a business to include at least one substantive process and narrows the definition of outputs. The effective date of the standard will be fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted. The Company believes that most of its typical acquisitions will not meet the definition of a business and, accordingly, acquisition costs for those acquisitions will be capitalized rather than expensed.

        In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the Emerging Issues Task Force), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amount generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The effective date of the standard will be fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted. The Company does not expect that the adoption of this guidance will have any significant effect on its consolidated financial statements.

        In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties that are Under Common Control, which alters how a decision maker needs to consider indirect interests in a VIE held through an entity under common control. If a decision maker is required to evaluate whether it is the primary beneficiary of a VIE, it will need to consider only its

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

proportionate indirect interest in the VIE held through a common control party. The effective date of the standard will be fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, and early adoption is permitted. Entities which have already adopted the amendments in ASU No. 2015-02 are required to apply ASU No. 2016-17 retrospectively to all relevant prior periods beginning with the fiscal year in which ASU No. 2015-02 was initially applied. The Company has elected early adoption as of January 1, 2016, and its adoption did not have any impact on its consolidated financial statements.

        In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which provides specific guidance on eight cash flow classification issues and how to reduce diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The effective date of the standard will be fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted. The Company elected early adoption for the year ended December 31, 2016, and as a result, reclassified debt prepayment costs from operating activities to a cash outflow from financing activities on the consolidated statements of cash flows for all periods presented.

        In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The guidance replaces the current 'incurred loss' model with an 'expected loss' approach. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted after December 2018. The Company is currently evaluating the new guidance to determine the impact, if any, it may have on its consolidated financial statements.

        In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The effective date of the standard will be fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted. The Company elected early adoption for the year ended December 31, 2016 and its adoption did not have any impact on its consolidated financial statements.

        Also in March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which states the novation of a derivative contract (i.e., a change in the counterparty) in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. The hedge accounting relationship could continue uninterrupted if all of the other hedge accounting criteria are met, including the expectation that the hedge will be highly effective when the creditworthiness of the new counterparty to the derivative contract is considered. The effective date of the standard will be fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, and early adoption is permitted. The Company adopted this guidance for the year ended December 31, 2016 and its adoption did not have any impact on its consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The effective date of the standard will be fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating this new standard but it is not expected to have a significant impact on its consolidated financial statements. The Company anticipates adopting this guidance January 1, 2019 and will apply the modified retrospective approach.

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

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09) which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. In accordance with the agreed upon delay, the new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted but not before annual periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date for ASU 2016-08 is the same as the effective date for ASU 2014-09. The Company anticipates adopting this guidance January 1, 2018, and applying the cumulative-effect adoption method. Since the Company's revenue is primarily related to leasing activities, management does not anticipate that the adoption of this guidance will have a material impact on the consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

NOTE 3—EARNINGS PER COMMON SHARE

        Basic earnings per share was determined by dividing net income allocable to common stockholders for each year by the weighted average number of shares of common stock outstanding during the applicable year. Net income is also allocated to the unvested restricted stock outstanding during each year, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. Unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders, other than the holders of unvested restricted stock. The restricted stock units awarded under the Pay-for-Performance program are excluded from the basic earnings per share calculation, as these units are not participating securities (see Note 12).

        Diluted earnings per share reflects the potential dilution that could occur if securities or other rights exercisable for, or convertible into, common stock were exercised or converted or otherwise resulted in the issuance of common stock that shared in the earnings of the Company. For 2016, 2015 and 2014, the diluted weighted average number of shares of common stock includes 114,000, 108,000 and 100,000 shares, respectively (of an aggregate of 200,000 shares) of common stock underlying the restricted stock units awarded pursuant to the Pay-for-Performance Program. These amounts include 100,000 shares that would be issued pursuant to a metric based on the market price and dividends paid at the end of each quarterly period, assuming the end of that quarterly period was the end of the vesting period. Of the remaining 100,000 shares of common stock underlying the restricted stock units awarded under the Pay-for-Performance Program (the "ROC Shares"), 14,000 and 8,000 shares are included in the diluted weighted average in 2016 and 2015, respectively, and as the return on capital performance metric was not satisfied during 2014, none of the ROC Shares were included in such year.

        There were no options outstanding to purchase shares of common stock or other rights exercisable for, or convertible into, common stock in 2016, 2015 and 2014.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

NOTE 3—EARNINGS PER COMMON SHARE (Continued)

        The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Numerator for basic and diluted earnings per share:
Income from continuing operations	$24,481	$21,907	$22,197
Less net income attributable to non-controlling interests	(59)	(1,390)	(94)
Less earnings allocated to unvested restricted stock(a)	(999)	(852)	(722)

Income from continuing operations available for common stockholders	23,423	19,665	21,381
Discontinued operations	—	—	13

Net income available for common stockholders:
basic and diluted	$23,423	$19,665	$21,394

Denominator for basic earnings per share:
Weighted average common shares	16,768	15,971	15,563
Effect of diluted securities:
Restricted stock units awarded under Pay-for- Performance program	114	108	100

Denominator for diluted earnings per share:
Weighted average shares	16,882	16,079	15,663

Earnings per common share, basic	$1.40	$1.23	$1.37

Earnings per common share, diluted	$1.39	$1.22	$1.37

Amounts attributable to One Liberty Properties, Inc. common stockholders, net of non-controlling interests:
Income from continuing operations	$24,422	$20,517	$22,103
Income from discontinued operations	—	—	13

Net income attributable to One Liberty Properties, Inc.	$24,422	$20,517	$22,116

(a)
Represents an allocation of distributed earnings to unvested restricted stock which, as participating securities, are entitled to receive dividends.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

NOTE 4—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS

Real Estate Acquisitions

        The following charts detail the Company's acquisitions of real estate and an interest in a joint venture during 2016 and 2015 (amounts in thousands):

Description of Property	Date Acquired	Contract Purchase Price	Terms of Payment(a)	Third Party Real Estate Acquisition Costs(b)
Multi-tenant industrial facility, Greenville, South Carolina	March 30, 2016	$8,100	All cash	$80
Multi-tenant industrial facility, Greenville, South Carolina	March 30, 2016	8,950	All cash	81
Toro distribution facility, El Paso, Texas	June 3, 2016	23,695	All cash	72
4 Advanced Auto retail stores, Ohio	June 16, 2016	6,523	Cash and $4,300 mortgage	80
Land—The Briarbrook Village Apartments, Wheaton, Illinois	August 2, 2016	10,530	All cash	—	(c)
Burlington Coat and Micro Center retail stores, St. Louis Park, Minnesota	August 12, 2016	14,150	All cash	74
Land—The Vue Apartments, Beachwood, Ohio	August 16, 2016	13,896	All cash	—	(d)
Famous Footwear distribution facility, Lebanon, Tennessee	September 1, 2016	32,734	Cash and $21,288 mortgage	195
Other costs(e)		—		14

Totals for 2016		$118,578		$596

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

NOTE 4—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

Description of Property	Date Acquired	Contract Purchase Price	Terms of Payment(a)	Third Party Real Estate Acquisition Costs(b)
Marston Park Plaza retail stores, Littleton, Colorado(f)	February 25, 2015	$17,485	Cash and $11,853 mortgage	$184
Interline Brands distribution facility, Louisville, Kentucky	March 18, 2015	4,400	Cash and $2,640 mortgage	48
Land—The Meadows Apartments, Lakemoor, Illinois	March 24, 2015	9,300	All cash	—	(g)
Joint venture interest—Shopko retail store, Lincoln, Nebraska(h)	March 31, 2015	6,300	All cash	12
Archway Roofing industrial facility, Louisville, Kentucky	May 20, 2015	300	All cash	15
JCIM industrial facility, McCalla, Alabama	July 28, 2015	16,618	All cash	45
FedEx & CHEP USA distribution facility, Delport (St. Louis), Missouri	September 25, 2015	19,050	Cash and $12,383 mortgage	81
Other costs(e)		—		64

Totals for 2015		$73,453		$449

(a)
All of the mortgages listed were obtained simultaneously with the acquisition of the applicable property.

(b)
Included as an expense in the accompanying consolidated statements of income.

(c)
Transaction costs aggregating $6 incurred with this asset acquisition were capitalized.

(d)
Transaction costs aggregating $5 incurred with this asset acquisition were capitalized.

(e)
Costs incurred for properties purchased in the previous year, potential acquisitions and transactions that were not consummated.

(f)
Represents 100% of the consolidated joint venture in which the Company has a 90% interest. The non-controlling interest contributed $663 for its 10% interest, which was equal to the fair value of such interest at the date of purchase.

(g)
Transaction costs aggregating $292 incurred with this asset acquisition were capitalized.

(h)
The Company purchased its unconsolidated joint venture partner's interest. See "—Purchase of Partner's 50% Interest".

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

NOTE 4—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

        The following charts detail the allocation of the purchase price for the Company's acquisitions of real estate and an interest in a joint venture during 2016 and 2015 (amounts in thousands):

				Intangible Lease
			Building Improvements
Description of Property	Land	Building		Asset	Liability	Total
Multi-tenant industrial facility, Greenville, South Carolina	$693	$6,718	$175	$514	$—	$8,100
Multi-tenant industrial facility, Greenville, South Carolina	528	7,893	181	441	(93)	8,950
Toro distribution facility, El Paso, Texas	3,691	17,525	379	2,100	—	23,695
4 Advanced Auto retail stores, Ohio	653	5,012	189	912	(243)	6,523
Land—The Briarbrook Village Apartments, Wheaton, Illinois(a)	10,536	—	—	—	—	10,536
Burlington Coat and Micro Center retail stores, St. Louis Park, Minnesota	3,388	12,632	456	651	(2,977)	14,150
Land—The Vue Apartments, Beachwood, Ohio(b)	13,901	—	—	—	—	13,901
Famous Footwear distribution facility, Lebanon, Tennessee	2,094	29,436	603	3,576	(2,975)	32,734

Totals for 2016	$35,484	$79,216	$1,983	$8,194	$(6,288)	$118,589

Marston Park Plaza retail stores, Littleton, Colorado	$6,005	$10,109	$700	$1,493	$(822)	$17,485
Interline Brands distribution facility, Louisville, Kentucky	578	3,622	105	95	—	4,400
Land—The Meadows Apartments, Lakemoor, Illinois(c)	9,592	—	—	—	—	9,592
Joint venture interest—Shopko retail store, Lincoln, Nebraska(d)	3,768	11,262	570	922	(3,929)	12,593
Archway Roofing industrial facility, Louisville, Kentucky	51	221	9	19	—	300
JCIM industrial facility, McCalla, Alabama	1,588	14,503	179	470	(122)	16,618
FedEx & CHEP USA distribution facility, Delport, Missouri	3,728	12,456	550	2,777	(461)	19,050

Subtotals	25,310	52,173	2,113	5,776	(5,334)	80,038
Other(e)	12	19	—	—	(31)	—

Totals for 2015	$25,322	$52,192	$2,113	$5,776	$(5,365)	$80,038

(a)
Includes capitalized transaction costs of $6 incurred with this asset acquisition.
(b)
Includes capitalized transaction costs of $5 incurred with this asset acquisition.
(c)
Includes capitalized transaction costs of $292 incurred with this asset acquisition.
(d)
Fair value of the assets previously owned by an unconsolidated joint venture of the Company. The Company owns 100% of this property as a result of the purchase of its partner's interest on March 31, 2015. See "—Purchase of Partner's 50% Interest".
(e)
Adjustments to finalize the purchase price allocation relating to a property purchased in October 2014.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

NOTE 4—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

        As of December 31, 2016, the weighted average amortization period for the 2016 acquisitions is 9.3 years and 13.0 years for the intangible lease assets and intangible lease liabilities, respectively. As of December 31, 2015, the weighted average amortization period for the 2015 acquisitions is 6.8 years and 6.4 years for the intangible lease assets and intangible lease liabilities, respectively.

        At December 31, 2016 and 2015, accumulated amortization of intangible lease assets was $16,074,000 and $12,392,000, respectively, and accumulated amortization of intangible lease liabilities was $6,386,000 and $5,091,000, respectively.

        For the years ended December 31, 2016, 2015 and 2014, the Company recognized net rental income of $712,000, $723,000 and $267,000, respectively, for the amortization of the above/below market leases. For the years ended December 31, 2016, 2015 and 2014, the Company recognized amortization expense of $3,612,000, $3,467,000 and $2,430,000, respectively, relating to the amortization of the origination costs, which is included in Depreciation and amortization expense.

        The unamortized balance of intangible lease assets as a result of acquired above market leases at December 31, 2016 will be deducted from rental income through 2032 as follows (amounts in thousands):

2017	$765
2018	688
2019	586
2020	560
2021	554
Thereafter	1,534

Total	$4,687

        The unamortized balance of intangible lease liabilities as a result of acquired below market leases at December 31, 2016 will be added to rental income through 2055 as follows (amounts in thousands):

2017	$1,763
2018	1,798
2019	1,785
2020	1,633
2021	1,598
Thereafter	10,703

Total	$19,280

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

NOTE 4—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

        The unamortized balance of origination costs associated with in-place leases at December 31, 2016 will be charged to amortization expense through 2055 as follows (amounts in thousands):

2017	$3,910
2018	3,676
2019	3,288
2020	3,054
2021	2,765
Thereafter	11,265

Total	$27,958

Purchase of Partner's 50% Interest

        On March 31, 2015, the Company purchased for $6,300,000, its partner's 50% interest in an unconsolidated joint venture that owned a property in Lincoln, Nebraska, and as a result, the Company obtained a controlling financial interest. The payment was comprised of (i) $2,636,000 paid directly to the partner and (ii) $3,664,000, substantially all of which was used to pay off the partner's 50% share of the underlying joint venture mortgage. The Company had presented the investee in accordance with the equity method for the periods prior to gaining control and ceased the equity method of accounting and consolidated the investment at March 31, 2015, the date on which 100% control was obtained. In consolidating the investment, the Company recorded a purchase price fair value adjustment of $960,000 on the consolidated statement of income, representing the difference between the book value of its preexisting equity investment on the March 31, 2015 purchase date and the fair value of the net assets acquired.

Minimum Future Rents

        The rental properties owned at December 31, 2016 are leased under operating leases with current expirations ranging from 2017 to 2033, with certain tenant renewal rights.

        The minimum future contractual rents do not include (i) straight-line rent or amortization of intangibles and (ii) rental income which can be deferred under the Company's ground leases on the basis of the respective property's operating performance. Such rentals amounted to $2,379,000, $1,458,000 and $336,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

NOTE 4—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

        The minimum future contractual rents to be received over the next five years and thereafter on non-cancellable operating leases in effect at December 31, 2016 are as follows (amounts in thousands):

2017	$61,749
2018	60,473
2019	58,200
2020	55,632
2021	52,465
Thereafter	232,241

Total	$520,760

Unbilled Rent Receivable

        At December 31, 2016 and 2015, the Company's unbilled rent receivables aggregating $13,797,000 and $13,577,000, respectively, represent rent reported on a straight-line basis in excess of rental payments required under the respective leases. The unbilled rent receivable is to be billed and received pursuant to the lease terms during the next 25 years.

        During the years ended December 31, 2016 and 2015, the Company wrote off $2,060,000 and $120,000, respectively, of unbilled straight-line rent receivable related to the properties sold during such years, which reduced the gain on sale reported on the consolidated statements of income (see Note 5). The Company also wrote off $7,000 of unbilled straight-line rent receivable related to the Greenwood Village, Colorado property (see Note 2).

        During the year ended December 31, 2015, the Company wrote off unbilled straight-line rent receivables of $477,000 related to lease terminations effected prior to lease expirations (see Note 8) and $89,000 related to a property in Philadelphia, Pennsylvania (see Note 6).

Unaudited Pro Forma Information

        The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2016 and 2015 as though the purchases of the nine properties in 2016, excluding the two asset acquisitions (the Wheaton, Illinois and Beachwood, Ohio land acquisitions), were completed on January 1, 2015. The total acquisition costs of $582,000 paid in connection with such 2016 purchases are included as a reduction of net income in the year ended December 31, 2015. This unaudited proforma information does not purport to represent

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

NOTE 4—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

what the actual results of operations of the Company would have been had such acquisitions occurred as of January 1, 2015, nor does it purport to predict the results of operations for future periods.

	Year Ended December 31,
(Unaudited) (amounts in thousands, except per share data)	2016	2015
Pro forma revenues	$74,612	$73,210
Pro forma net income attributable to One Liberty Properties, Inc.	25,620	21,571
Pro forma weighted average number of common shares outstanding:
Basic	16,768	15,971
Diluted	16,882	16,079
Pro forma per common share attributable to common stockholders:
Basic	$1.47	$1.23
Diluted	$1.46	$1.23

        Revenues and net income related to these nine properties already included in the results of operations for the year ended December 31, 2016 amounted to $4,251,000 and $654,000, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

NOTE 5—SALE AND DISPOSAL OF PROPERTIES, IMPAIRMENT AND DISCONTINUED OPERATIONS

Sales of Properties

        The following chart details the Company's sales of real estate during the year ended December 31, 2016 (amounts in thousands):

Description of Property	Date Sold	Gross Sales Price	Gain on Sale of Real Estate, Net
Portfolio of eight retail properties, Louisiana and Mississippi(a)	February 1, 2016	$13,750	$787
Retail property, Killeen, Texas(b)	May 19, 2016	3,100	980
Land—River Crossing Apartments, Sandy Springs, Georgia	June 15, 2016	8,858	2,331
Industrial property, Tomlinson, Pennsylvania(c)	June 30, 2016	14,800	5,660
Retail property, Island Park, NY(d)	December 22, 2016	2,702	213

		43,210	9,971
Partial condemnation of land, Greenwood Village, Colorado(e)	July 5, 2016	153	116

Totals		$43,363	$10,087

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

(d)
Included in the gross sales price were insurance and other proceeds of an aggregate of $552 received during 2013 and 2014 related to property damages from a hurricane. As a result of the

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

NOTE 5—SALE AND DISPOSAL OF PROPERTIES, IMPAIRMENT AND DISCONTINUED OPERATIONS (Continued)

  sale, the Company wrote-off, as an adjustment to Gain on sale of real estate, net, $55 of unbilled straight-line rent receivable, $89 of tenant origination costs and $99 of intangible lease liabilities.

(e)
During 2016, the Company received $484 from the Colorado Department of Transportation ("CDOT"), and has been advised by CDOT that it will remit to the Company an additional $25, as a result of a partial condemnation of land and easements obtained by CDOT at the Company's Greenwood Village, Colorado property. Of this aggregate of $509, $153 is attributable to the partial condemnation of land. The Company recognized a $116 Gain on sale of real estate, net, as a result of this partial condemnation. See Note 8 for information regarding the $356 balance.

        On January 13, 2015, a consolidated joint venture of the Company sold a property located in Cherry Hill, New Jersey for $16,025,000, net of closing costs. The sale resulted in a gain of $5,392,000, recorded as Gain on sale of real estate, net, for the year ended December 31, 2015. In connection with the sale, the Company paid off the $7,376,000 mortgage balance on this property and incurred a $472,000 swap termination fee (included in Prepayment costs on debt) and a $249,000 write-off of deferred financing costs (included in Amortization and write-off of deferred financing costs). The non-controlling interest's share of income from the transaction was $1,320,000 and is included in net income attributable to non-controlling interests.

        On October 15, 2014, the Company sold a property located in Parsippany, New Jersey for $38,611,000, net of closing costs, and the write-off of unbilled rent receivable, resulting in a gain of $10,180,000, which is recorded as Gain on sale of real estate, net, for the year ended December 31, 2014. In connection with the sale, the Company paid off the $13,417,000 mortgage balance on this property and incurred a $1,581,000 expense for the early termination of the mortgage (included in Prepayment costs on debt).

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

        There were no property impairments during the years ended December 31, 2016 and 2015.

Discontinued Operations

        Income from discontinued operations from the February 2014 sale of two properties located in Michigan was $13,000 resulting from rental income of $141,000 less interest and real estate expenses totaling $128,000.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

NOTE 6—VARIABLE INTEREST ENTITIES, CONTINGENT LIABILITIES AND CONSOLIDATED JOINT VENTURES

Variable Interest Entities—Ground Leases

        The Company determined that with respect to the properties identified in the table below, it has a variable interest through its ground leases and the three owner/operators (which are affiliated with one another) are VIEs because their equity investment at risk is insufficient to finance its activities without additional subordinated financial support. The Company further determined that it is not the primary beneficiary of any of these VIEs because the Company has shared power over certain activities that most significantly impact the owner/operator's economic performance (i.e., shared rights on the sale of the property) and therefore, does not consolidate these VIEs for financial statement purposes. Accordingly, the Company accounts for these investments as land and the revenues from the ground leases as Rental income, net. Such rental income amounted to $2,361,000, $1,280,000 and $531,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Included in these amounts is rental income for a similarly structured transaction in Sandy Springs, Georgia, amounting to $308,000, $419,000 and $531,000 for the years ended December 31, 2016, 2015 and 2014, respectively, which the Company sold in June 2016 (see Note 5).

        The following chart details the Company's VIEs through its ground leases and the aggregate carrying amount and maximum exposure to loss as of December 31, 2016 (dollars in thousands):

Description of Property(a)	Date Acquired	Land Contract Purchase Price	# Units in Apartment Complex	Owner/ Operator Mortgage from Third Party(b)	Type of Exposure	Carrying Amount and Maximum Exposure to Loss
The Meadows Apartments, Lakemoor, Illinois	March 24, 2015	$9,300	496	$43,824	Land	$9,592
The Briarbrook Village Apartments, Wheaton, Illinois	August 2, 2016	10,530	342	39,411	Land	10,536
The Vue Apartments, Beachwood, Ohio	August 16, 2016	13,896	348	67,444	Land	13,901

Totals		$33,726	1,186	$150,679		$34,029

(a)
Simultaneously with each purchase, the Company entered into a triple net ground lease with affiliates of Strategic Properties of North America, the owner/operators of these properties.

(b)
Simultaneously with the closing of each acquisition, the owner/operator obtained a mortgage from a third party which, together with the Company's purchase of the land, provided substantially all of the aggregate funds to acquire the complex. The Company provided its land as collateral for the respective owner/operator's mortgage loans; accordingly, each land position is subordinated to the applicable mortgage. Other than as described above, no other financial support has been provided by the Company to the owner/operator.

        Pursuant to the terms of the ground lease for the Wheaton, Illinois property, the owner/operator is obligated to make certain unit renovations as and when units become vacant. Cash reserves to cover

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

NOTE 6—VARIABLE INTEREST ENTITIES, CONTINGENT LIABILITIES AND CONSOLIDATED JOINT VENTURES (Continued)

such renovation work, received by the Company in conjunction with the purchase of the property, are disbursed when the unit renovations are completed. The related cash reserve balance for this property was $643,000 at December 31, 2016 and is classified as Restricted cash on the consolidated balance sheet. The terms of the ground lease for the Sandy Springs, Georgia property contained similar obligations for unit renovations and other reserves. The cash reserve balance for the Sandy Springs property was $1,074,000 at December 31, 2015 (classified as Restricted cash on the consolidated balance sheet) and such balance was disbursed to the owner/operator in connection with its sale.

Variable Interest Entities—Consolidated Joint Ventures

        A joint venture in which the Company has a 95% equity interest acquired a property located in Joppa, Maryland. The Company also had a senior preferred equity interest in this venture until May 2016 when the joint venture obtained a mortgage on its property and a portion of such mortgage proceeds was used to repay the $6,280,000 preferred interest to the Company, including accrued interest of $455,000. The Company had historically determined that this joint venture was a VIE. As a result of the adoption of ASU 2015-02, the Company re-assessed its evaluation and determined this venture remains a VIE as the non-controlling interest does not hold substantive kick-out or participating rights.

        With respect to the five other consolidated joint ventures in which the Company holds between an 85% to 95% interest, the Company had historically determined that such ventures were not VIEs. As a result of the adoption of ASU 2015-02, the Company re-assessed its evaluation of these investments and determined such ventures are VIEs because the non-controlling interests do not hold substantive kick-out or participating rights.

        In each of these six joint ventures, the Company has determined it is the primary beneficiary of the VIE as it has the power to direct the activities that most significantly impact each joint venture's performance including management, approval of expenditures, and the obligation to absorb the losses or rights to receive benefits. Accordingly, the Company has continued to consolidate the operations of these joint ventures for financial statement purposes. The joint ventures' creditors do not have recourse to the assets of the Company other than those held by these joint ventures.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

NOTE 6—VARIABLE INTEREST ENTITIES, CONTINGENT LIABILITIES AND CONSOLIDATED JOINT VENTURES (Continued)

        The following is a summary of the consolidated VIEs' carrying amounts and classification in the Company's consolidated balance sheets, none of which are restricted (amounts in thousands):

	December 31,
	2016	2015(a)
Land	$17,844	$18,400
Buildings and improvements, net of accumulated depreciation of $2,732 and $2,076, respectively	32,535	34,287
Cash	1,796	1,960
Unbilled rent receivable	775	330
Unamortized intangible lease assets, net	1,595	1,996
Escrow, deposits and other assets and receivables	1,355	752
Mortgages payable, net of deferred financing costs of $539 and $438, respectively	33,121	25,926
Accrued expenses and other liabilities	893	793
Unamortized intangible lease liabilities, net	2,200	2,392
Accumulated other comprehensive loss	(70)	(126)
Non-controlling interests in consolidated joint ventures	1,794	1,931

(a)
Includes a consolidated joint venture located in Deptford, New Jersey in which the Company purchased its partner's 5% interest and obtained 100% ownership in October 2016 (see Note 4).

        At December 31, 2016, MCB Real Estate, LLC and its affiliates ("MCB") are the Company's joint venture partner in four consolidated joint ventures in which the Company has aggregate equity investments of approximately $10,522,000.

        On October 31, 2016, the Company purchased MCB's 5% interest in a consolidated joint venture that owns a property in Deptford, New Jersey and obtained 100% ownership. The $436,000 difference between the purchase price paid of $446,000 and the non-controlling interest's share of the net assets of the property was accounted for as a reduction to paid-in capital.

        A joint venture with MCB, in which the Company has a net equity investment of $3,079,000, owns a vacant property formerly operated as a Pathmark supermarket in Philadelphia, Pennsylvania. At December 31, 2016, the mortgage debt on, and the net book value of, such property is $4,397,000 and $7,164,000, respectively. In July 2015, this tenant filed for Chapter 11 bankruptcy protection, rejected the lease, and in late September 2015, vacated the property. As a result, the Company wrote off (i) $89,000 of straight-line rent and $124,000 of intangible lease liabilities, the net effect of which was an increase in Rental income of $35,000, and (ii) $380,000 of tenant origination costs, which is included in Depreciation and amortization expense for the year ended December 31, 2015. This tenant accounted for approximately 0.9% and 0.3% of the Company's rental income for the years ended December 31, 2015 and 2014, respectively. Real estate expenses and mortgage interest for this property were $299,000 and $175,000 for the year ended December 31, 2016, $93,000 and $182,000 for the year ended December 31, 2015, and $0 and $34,000 for the year ended December 31, 2014, respectively. The Company has determined that no impairment charge is required currently with respect to this property.

        Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and may not be pro rata to the equity interest each partner has in the applicable venture.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

NOTE 7—INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

        In March 2015, the Company purchased its partner's 50% interest in an unconsolidated joint venture for $6,300,000 (see Note 4).

        In June 2015, the Company entered into a joint venture in which it has a 50% interest, with MCB and an affiliate of The Hampshire Companies. The joint venture purchased a retail center located in Manahawkin, New Jersey for approximately $43,500,000, before closing costs. The purchase was financed with $26,100,000 of new mortgage debt which bears an annual fixed interest rate of 4% and matures in 2025. At December 31, 2016, the Company's equity investment in the joint venture is $8,385,000.

        At December 31, 2016 and 2015, the Company's five unconsolidated joint ventures each owned and operated one property. The Company's equity investment in such unconsolidated joint ventures at such dates totaled $10,833,000 and $11,350,000, respectively. The Company recorded equity in earnings of $1,005,000, $412,000 and $533,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 8—OTHER INCOME ITEMS

Other Income

        During 2016, the Company received $484,000 from CDOT, and has been advised by CDOT that it will remit to the Company an additional $25,000, as a result of a partial condemnation of land and easements obtained by CDOT at the Company's Greenwood Village, Colorado property. Of this aggregate of $509,000, $356,000 is attributable to easements and is included in Other income on the consolidated statement of income for the year ended December 31, 2016. See Note 5 regarding the $153,000 balance which is attributable to the related partial condemnation of land.

Lease Termination Fees

        In 2015 and 2014, the Company received lease termination fees of $2,886,000 and $1,269,000, respectively, from tenants in lease buy-out transactions. In connection with the receipt of these fees, the Company wrote-off an aggregate of $530,000 and $150,000 as offsets to rental income, representing the entire balance of the unbilled rent receivables and the intangible lease assets related to these tenants as of December 31, 2015 and 2014, respectively. The Company re-leased substantially all of such spaces simultaneously with the termination of the leases.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

NOTE 9—DEBT OBLIGATIONS

Mortgages Payable

        Consistent with the adoption of ASU 2015-03 (see Note 2), the following table depicts the adjustments to the Company's previously reported consolidated balance sheet amounts at December 31, 2015 (amounts in thousands):

	As Previously Reported	As Adjusted
Unamortized deferred financing costs, net	$3,914	$—
Escrow, deposits and other assets and receivables	4,233	4,268
Total assets	650,378	646,499
Mortgages payable	334,428	331,055
Line of credit	18,250	17,744
Total liabilities	387,952	384,073
Total liabilities and equity	650,378	646,499

        The following table details the Mortgages payable, net, balances per the consolidated balance sheets at December 31, 2016 and 2015 (amounts in thousands):

	December 31,
	2016	2015
Mortgages payable, gross	$399,192	$334,428
Unamortized deferred financing costs	(4,294)	(3,373)

Mortgages payable, net	$394,898	$331,055

        At December 31, 2015, $35,000 is included in other assets on the consolidated balance sheet representing unamortized deferred financing costs for which the related mortgage debt had not yet been incurred.

        At December 31, 2016, there were 72 outstanding mortgages payable, all of which are secured by first liens on individual real estate investments with an aggregate carrying value of $613,035,000 before accumulated depreciation of $74,297,000. After giving effect to the interest rate swap agreements (see Note 10), the mortgage payments bear interest at fixed rates ranging from 3.02% to 7.81%, and mature between 2017 and 2041. The weighted average interest rate on all mortgage debt was 4.27% and 4.72% at December 31, 2016 and 2015, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

NOTE 9—DEBT OBLIGATIONS (Continued)

        Scheduled principal repayments during the next five years and thereafter are as follows (amounts in thousands):

Year Ending December 31,
2017	$19,089
2018	20,522
2019	14,236
2020	14,930
2021	20,490
Thereafter	309,925

Total	$399,192

Line of Credit

        On November 9, 2016, the Company amended and restated its existing credit facility (the "Amendment") to, among other things, (i) increase the total amount of the facility to up to $100,000,000 from $75,000,000 and (ii) extend the maturity to December 31, 2019 from December 31, 2018. People's United Bank has replaced Israel Discount Bank of New York as one of the lenders on the facility. The facility provides that the Company pay an interest rate equal to the one month LIBOR rate plus an applicable margin ranging from 175 basis points to 300 basis points depending on the ratio of the Company's total debt to total value, as determined pursuant to the facility. The applicable margin was 175 basis points at December 31, 2016 and 2015. An unused facility fee of .25% per annum applies to the facility. The average interest rate on the facility was approximately 2.23% and 1.95% for the years ended December 31, 2016 and 2015, respectively. The interest rate was 4.75% per annum for the year ended December 31, 2014, prior to the December 31, 2014 amendment to the facility. In connection with the Amendment, the Company incurred $664,000 in commitment and legal fees which are being amortized over the remaining term of the facility. The Company wrote-off approximately $48,000 of unamortized deferred financing costs pertaining to the old facility representing the balance of costs paid to Israel Discount Bank which is no longer a lender on the facility.

        The credit facility includes certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, minimum tangible net worth, minimum debt service coverage, minimum amount of fixed charge coverage, maximum amount of debt to value, minimum level of net income, certain investment limitations and minimum value of unencumbered properties and the number of such properties. The Company was in compliance with all covenants at December 31, 2016.

        The facility is guaranteed by subsidiaries of the Company that own unencumbered properties and the Company pledged to the lenders the equity interests in the Company's subsidiaries. The facility is available for the acquisition of commercial real estate, repayment of mortgage debt, property improvements and general working capital purposes; provided, that if used for property improvements and working capital purposes, the amount outstanding for such purposes will not exceed the lesser of $15,000,000 and 15% of the borrowing base and if used for working capital purposes, will not exceed

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

NOTE 9—DEBT OBLIGATIONS (Continued)

$10,000,000. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under the credit facility.

        The following table details the Line of credit, net, balances per the consolidated balance sheets at December 31, 2016 and 2015 (amounts in thousands):

	December 31,
	2016	2015
Line of credit, gross	$10,000	$18,250
Unamortized deferred financing costs	(936)	(506)

Line of credit, net	$9,064	$17,744

        At March 2, 2017, there was an outstanding balance of $5,000,000 (before unamortized deferred financing costs) under the facility.

NOTE 10—FAIR VALUE MEASUREMENTS

        The carrying amounts of cash and cash equivalents, restricted cash, escrow, deposits and other assets and receivables (excluding available-for-sale securities and interest rate swaps), dividends payable, and accrued expenses and other liabilities (excluding interest rate swaps), are not measured at fair value on a recurring basis, but are considered to be recorded at amounts that approximate fair value.

        At December 31, 2016, the $413,916,000 estimated fair value of the Company's mortgages payable is greater than their $399,192,000 carrying value (before unamortized deferred financing costs) by approximately $14,724,000, assuming a blended market interest rate of 3.74% based on the 9.3 year weighted average remaining term of the mortgages. At December 31, 2015, the $346,614,000 estimated fair value of the Company's mortgages payable is greater than their $334,428,000 carrying value (before unamortized deferred financing costs) by approximately $12,186,000, assuming a blended market interest rate of 4.07% based on the 8.9 year weighted average remaining term of the mortgages.

        At December 31, 2016 and 2015, the carrying amount of the Company's line of credit (before unamortized deferred financing costs) of $10,000,000 and $18,250,000, respectively, approximates its fair value.

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

December 31, 2016

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

Fair Value on a Recurring Basis

        The fair value of the Company's available-for-sale securities and derivative financial instruments was determined using the following inputs (amounts in thousands):

			Fair Value Measurements on a Recurring Basis
	As of December 31,	Carrying and Fair Value
			Level 1	Level 2
Financial assets:
Available-for-sale securities:
Equity securities	2016	$—	$—	$—
	2015	32	32	—
Derivative financial instruments:
Interest rate swaps	2016	$1,257	$—	$1,257
	2015	—	—	—
Financial liabilities:
Derivative financial instruments:
Interest rate swaps	2016	$2,695	$—	$2,695
	2015	4,299	—	4,299

        The Company does not currently own any financial instruments that are classified as Level 3.

Available-for-sale securities

        During 2016, the Company sold its available-for-sale securities for $33,000 which had a cost of $5,300. The Company realized a gain on sale of $27,000, which was reclassified from Accumulated other comprehensive loss on the consolidated balance sheet into Other income on the consolidated statement of income. At December 31, 2015, these equity securities had a fair value of $32,000 (included in other assets on the consolidated balance sheet). Fair value was approximated based on current market quotes from financial sources that track such securities.

        During 2014, the Company sold to Gould Investors L.P. ("Gould Investors"), a related party, 37,081 shares of BRT Realty Trust, a related party, for $266,000 (based on the average of the closing prices for the 30 days preceding the sale). The cost of these shares was $132,000 and the Company realized a gain on sale of $134,000, of which $132,000 was reclassified from Accumulated other comprehensive loss on the consolidated balance sheet into earnings.

Derivative financial instruments

        The Company's objective in using interest rate swaps is to add stability to interest expense. The Company does not use derivatives for trading or speculative purposes.

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

        Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty. As of December 31, 2016, the Company has assessed and determined the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company determined its derivative valuation is classified in Level 2 of the fair value hierarchy.

        As of December 31, 2016, the Company had entered into 30 interest rate derivatives, all of which were interest rate swaps, related to 30 outstanding mortgage loans with an aggregate $141,866,000 notional amount and mature between 2018 and 2028 (weighted average remaining term to maturity of 7.9 years). Such interest rate swaps, all of which were designated as cash flow hedges, converted LIBOR based variable rate mortgages to fixed annual rate mortgages (with interest rates ranging from 3.02% to 5.75% and a weighted average interest rate of 4.21% at December 31, 2016). The fair value of the Company's derivatives designated as hedging instruments is reflected as other assets and other liabilities on the consolidated balance sheets.

        Three of the Company's unconsolidated joint ventures, in which wholly-owned subsidiaries of the Company are 50% partners, had two interest rate derivatives outstanding at December 31, 2016 with an aggregate $10,747,000 notional amount. These interest rate swaps, which were designated as cash flow hedges, have interest rates of 3.49% and 5.81% and mature in 2022 and 2018, respectively.

        The following table presents the effect of the Company's derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
One Liberty Properties Inc. and Consolidated Subsidiaries
Amount of gain (loss) recognized on derivatives in Other comprehensive loss	$255	$(3,722)	$(4,453)
Amount of loss reclassification from Accumulated other comprehensive loss into Interest expense	(2,624)	(2,554)	(1,810)
Unconsolidated Joint Ventures (Company's share)
Amount of loss recognized on derivatives in Other comprehensive loss	$(31)	$(109)	$(32)
Amount of loss reclassification from Accumulated other comprehensive loss into Equity in earnings of unconsolidated joint ventures	(95)	(108)	(55)

        No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company's cash flow hedges for the three years ended December 31, 2016, 2015 and 2014. During the twelve months ending December 31, 2017, the Company estimates an additional $1,744,000 will be reclassified from Accumulated other comprehensive loss as an increase to Interest expense and $66,000 will be reclassified from Accumulated other comprehensive loss as a decrease to Equity in earnings of unconsolidated joint ventures.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

        The derivative agreements in effect at December 31, 2016 provide that if the wholly-owned subsidiary of the Company which is a party to the agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary's derivative obligation. In addition, the Company is a party to one of the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, then the Company could be held liable for such swap breakage losses, if any. During the year ended December 31, 2016, the Company terminated three interest rate swaps in connection with the early payoff of the related mortgages, and during the year ended December 31, 2015, the Company terminated one interest rate swap in connection with the sale of its Cherry Hill, New Jersey property. The Company accelerated the reclassification of amounts in Accumulated other comprehensive loss to earnings as a result of these hedged forecasted transactions being terminated. The accelerated amounts were losses of $178,000 and $472,000 during the years ended December 31, 2016 and 2015, respectively, all of which are included in Prepayment costs on debt on the consolidated statements of income. There were no such accelerated amounts during the year ended December 31, 2014.

        As of December 31, 2016, the fair value of the derivatives in a liability position, including accrued interest of $113,000, but excluding any adjustments for nonperformance risk, was approximately $2,951,000. In the event the Company breaches any of the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $2,951,000. This termination liability value, net of $143,000 adjustments for nonperformance risk, or $2,808,000, is included in Accrued expenses and other liabilities on the consolidated balance sheet at December 31, 2016.

NOTE 11—RELATED PARTY TRANSACTIONS

Compensation and Services Agreement

        In 2007, the Company entered into a compensation and services agreement with Majestic Property Management Corp. ("Majestic"), a company wholly-owned by the Company's Vice Chairman and in which certain of the Company's executive officers are officers and receive compensation. Pursuant to the agreement, the Company pays fees to Majestic and Majestic provides the Company with the services of all affiliated executive, administrative, legal, accounting, clerical and property management personnel, as well as property acquisition, sale and lease consulting and brokerage services, consulting services in respect to mortgage financings and construction supervisory services. The fee the Company pays Majestic is negotiated each year by the Company and Majestic in consultation with the Compensation and Audit Committees, and is approved by such committees and the independent directors.

        In consideration for the services described above, the Company paid Majestic $2,504,000 in 2016, $2,339,000 in 2015 and $2,669,000 in 2014. Included in these fees are $1,057,000 in 2016, $892,500 in 2015, and $850,000 in 2014, of property management costs. Effective January 1, 2016, the property management fee portion of the compensation and services agreement is paid based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively. In 2017, the Company agreed to pay Majestic $1,519,000 plus the property management fees. The Company does not pay Majestic property

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

NOTE 11—RELATED PARTY TRANSACTIONS (Continued)

management fees with respect to properties managed by third parties. The compensation and services agreement also provides for an additional payment to Majestic of $216,000 in 2017, $196,000 in each of 2016 and 2015 and $186,000 in 2014 for the Company's share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies. The Company does not pay any fees or expenses to Majestic for such services except for the fees described in this paragraph.

        Executive officers and others providing services under the compensation and services agreement were awarded shares of restricted stock and restricted stock units under the Company's stock incentive plans (described in Note 12). The costs of the plans charged to the Company's operations applicable to the executive officers and others providing services under the compensation and services agreement amounted to $1,480,000, $1,245,000 and $1,045,000 in 2016, 2015 and 2014, respectively.

        The fees paid under the compensation and services agreement (except for the property management fees which are included in Real estate expenses) and the costs of the stock incentive plans are included in General and administrative expense on the consolidated statements of income for the years ended December 31, 2016, 2015 and 2014.

Joint Venture Partners and Affiliates

        During the years ended December 31, 2016, 2015 and 2014, the Company paid an aggregate of $185,000, $198,000 and $262,000, respectively, to its joint venture partners or their affiliates (none of whom are officers, directors, or employees of the Company) for property management and acquisition fees, of which $117,000 (of the amounts paid in 2014) is included in Land and building on the consolidated balance sheets and the balance is included in Real estate expenses and Real estate acquisition costs on the consolidated statements of income.

        Additionally, during the year ended December 31, 2016, unconsolidated joint ventures of the Company paid fees of $176,000 to the other partner of the ventures, which reduced Equity in earnings of unconsolidated joint ventures on the consolidated statement of income by $88,000. During the year ended December 31, 2015, the Company received a $131,000 financing fee for obtaining the mortgage debt for the unconsolidated joint venture that acquired the Manahawkin, New Jersey property (see Note 7). Fifty percent of this income is included in Other income on the consolidated statement of income and the balance is recorded as a reduction to Investment in unconsolidated joint ventures on the consolidated balance sheet. The joint venture also paid fees aggregating $409,000 to the other partners of the venture, of which $205,000 reduced Equity in earnings of unconsolidated joint ventures on the consolidated statement of income for the year ended December 31, 2015.

        See Note 6 for information regarding the Company's purchase in October 2016, of MCB's 5% interest in a consolidated joint venture that owned a property in Deptford, New Jersey.

Other

        The Company paid fees of $262,500 and $105,000 in each of 2016 and 2015, and $250,000 and $100,000 in 2014, to the Company's chairman and vice-chairman, respectively. These fees are included in General and administrative expense on the consolidated statements of income for the years ended December 31, 2016, 2015 and 2014. The Company agreed to pay $276,000 and $110,000 in 2017 to the Company's chairman and vice-chairman, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

NOTE 11—RELATED PARTY TRANSACTIONS (Continued)

        At December 31, 2016 and 2015, Gould Investors owned 1,785,976 shares of the outstanding common stock of the Company, or approximately 9.8% and 10.6%, respectively. During 2015 and 2014, Gould Investors purchased 81,211 and 106,761 shares, respectively, of the Company's stock through the Company's dividend reinvestment plan. Gould Investors did not purchase any shares of the Company's stock through the Company's dividend reinvestment plan during 2016.

        The Company obtains its property insurance in conjunction with Gould Investors and reimburses Gould Investors annually for the Company's insurance cost related to its properties. Amounts reimbursed to Gould Investors were $699,000, $520,000 and $400,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Included in Real estate expenses in the Company's consolidated statements of income is insurance expense of $645,000, $339,000 and $250,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The balance of the amounts reimbursed to Gould Investors represents prepaid insurance and is included in Other assets on the consolidated balance sheets.

        In addition to its share of rent included in the payment to Majestic of $196,000 in 2015 and $186,000 in 2014 (discussed above), the Company leased additional space in the same building and paid rent to a subsidiary of Gould Investors. Annual rent of $7,000 and $42,000 is included in General and administrative expense on the consolidated statements of income for the years ended December 31, 2015 and 2014, respectively. In February 2015, the Gould Investors subsidiary sold this building to an unrelated party and all subsequent lease payments have been made to the new landlord.

NOTE 12—STOCKHOLDERS' EQUITY

Stock Based Compensation

        The Company's 2016 Incentive Plan ("Plan"), approved by the Company's stockholders in June 2016, permits the Company to grant, among other things, stock options, restricted stock units, performance share awards and dividend equivalent rights and any one or more of the foregoing to its employees, officers, directors and consultants. A maximum of 750,000 shares of the Company's common stock is authorized for issuance pursuant to this Plan, none of which had been issued as of December 31, 2016. On January 9, 2017, 140,100 restricted shares were issued pursuant to this Plan having an aggregate value of approximately $3,467,000 and are scheduled to vest in January 2022.

        Under the Company's 2012 and 2009 equity incentive plans, an aggregate of 791,750 shares of restricted stock and restricted stock units are outstanding as of December 31, 2016, none of which have yet vested. No additional awards may be granted under these plans.

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

        In 2010, the Board of Directors approved a Pay-for-Performance Program under the Company's 2009 Incentive Plan and awarded 200,000 performance share awards in the form of restricted stock

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

NOTE 12—STOCKHOLDERS' EQUITY (Continued)

units (the "Units"), half of which were awarded to full time employees of the Company. The other half were awarded to part time officers of the Company who are compensated through the compensation and services agreement, some of whom are also officers of Majestic. The holders of the Units are not entitled to dividends or to vote the underlying shares until the Units vest and shares are issued. Accordingly, for financial statement purposes, the shares underlying the Units are not included in the shares shown as outstanding on the consolidated balance sheets. If the defined performance criteria are satisfied in full at June 30, 2017, one share of the Company's common stock will vest and be issued for each Unit outstanding and a pro-rata portion of the Units will vest and be issued if the performance criteria fall between defined ranges. In the event that the performance criteria are not satisfied in whole or in part at June 30, 2017, the unvested Units will be forfeited and no shares of the Company's common stock will be issued for those Units. For the awards which vest based on total stockholder return, a third party appraiser prepared a Monte Carlo simulation pricing model to determine the fair value. For the awards which vest based on return on capital, the fair value is based on the market value on the date of grant. Expense is not recognized on the Units which the Company does not expect to vest as a result of service conditions or the Company's performance expectations. The average grant price for each of the 200,000 Units granted is $11.74. The total amount recorded as deferred compensation is $1,005,000 and is being charged to General and administrative expense over the approximate seven year vesting period. The deferred compensation expense to be recognized is net of certain forfeiture and performance assumptions (which are re-evaluated quarterly). No Units were forfeited or vested during 2016, 2015 and 2014.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

NOTE 12—STOCKHOLDERS' EQUITY (Continued)

        The following is a summary of the activity of the equity incentive plans excluding, except as otherwise noted, the 200,000 Units:

	Years Ended December 31,
	2016	2015	2014
Restricted stock grants	139,225	129,975	118,850
Per share grant price	$21.74	$24.60	$20.54
Deferred compensation to be recognized over vesting period	$3,027,000	$3,197,000	$2,441,000
Number of non-vested shares:
Non-vested beginning of year	538,755	480,995	470,015
Grants	139,225	129,975	118,850
Vested during year	(85,730)	(72,215)	(101,300)
Forfeitures	(500)	—	(6,570)

Non-vested end of year	591,750	538,755	480,995

The following information includes the 200,000 Units:
Average per share value of non-vested shares (based on grant price)	$17.95	$17.12	$14.55

Value of stock vested during the year (based on grant price)	$1,451,500	$612,000	$621,000

Average per share value of shares forfeited (based on grant price)	$21.05	$—	$15.49

The total charge to operations for all incentive plans is as follows:
Outstanding restricted stock grants	$2,692,000	$2,204,000	$1,701,000
Outstanding restricted stock units	291,000	130,000	132,000

Total charge to operations	$2,983,000	$2,334,000	$1,833,000

        As of December 31, 2016, there were approximately $5,960,000 of total compensation costs related to non-vested awards that have not yet been recognized, including $74,000 related to the Units (net of forfeiture and performance assumptions). These compensation costs will be charged to General and administrative expense over the remaining respective vesting periods. The weighted average vesting period is approximately 1.7 years.

Common Stock Dividend Distributions

        In 2016, 2015 and 2014, the Board of Directors declared an aggregate $1.66, $1.58 and $1.50 per share in cash distributions, respectively.

Distribution Reinvestment Plan

        The Company's Dividend Reinvestment Plan (the "DRP") provides stockholders with the opportunity to reinvest all, or a portion of, their cash dividends paid on the Company's common stock in additional shares of its common stock, at a discount of up to 5% from the market price. The discount is determined in the Company's sole discretion. The Company is currently offering up to a 5% discount from market. The Company issued 142,000, 197,000 and 227,000 common shares under the DRP during 2016, 2015 and 2014, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

NOTE 12—STOCKHOLDERS' EQUITY (Continued)

Shares Issued Through Equity Offering Program

        On March 20, 2014, the Company entered into an amended and restated equity offering sales agreement to sell shares of the Company's common stock from time to time with an aggregate sales price of up to approximately $38,360,000, through an "at the market" equity offering program. During 2016, the Company sold 1,079,862 shares for proceeds of $25,947,000, net of commissions of $262,000, and incurred offering costs of $160,000 for professional fees. During 2015, the Company sold 295,190 shares for proceeds of $6,581,000, net of commissions of $66,000, and incurred offering costs of $124,000 for professional fees. Subsequent to December 31, 2016 and through January 11, 2017, the Company sold 27,800 shares for proceeds of $692,000, net of commissions of $7,000.

NOTE 13—COMMITMENTS AND CONTINGENCIES

        The Company maintains a non-contributory defined contribution pension plan covering eligible employees. Contributions by the Company are made through a money purchase plan, based upon a percent of the qualified employees' total salary (subject to the maximum amount allowed by law). Pension expense approximated $273,000, $266,000 and $191,000 for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in General and administrative expenses in the consolidated statements of income.

        The Company pays, with respect to one of its real estate properties, annual fixed leasehold rent of $371,094 through July 2019 and $463,867 through March 3, 2020. The Company has the right to extend the lease for up to five 5-year renewal options and one seven month renewal option.

        As discussed in Note 6, the Company provided its land in Lakemoor and Wheaton, Illinois, and Beachwood, Ohio as collateral for the respective owner/operator's mortgage loans and accordingly, each land position is subordinated to the applicable mortgage.

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

NOTE 14—INCOME TAXES (Continued)

Reconciliation between Financial Statement Net Income and Federal Taxable Income (Unaudited):

        The following table reconciles financial statement net income to federal taxable income for the years indicated (amounts in thousands):

	2016 Estimate	2015 Actual	2014 Actual
Net income	$24,422	$20,517	$22,116
Straight-line rent adjustments	(2,261)	(996)	(1,480)
Book gain on sale—(in excess of) less than tax gain	(2,281)	(663)	10,522
Rent received in advance, net	584	(42)	(180)
Adjustments for above/below market leases	(643)	(564)	(253)
Non-deductible portion of restricted stock expense	1,193	614	(149)
Federal excise tax, non-deductible	6	174	302
Book depreciation in excess of tax depreciation	4,248	3,799	2,970
Property acquisition costs—capitalized for tax purposes	605	793	417
Impairment loss	—	—	1,093
Other adjustments	(312)	(193)	26

Federal taxable income	$25,561	$23,439	$35,384

Reconciliation between Cash Dividends Paid and Dividends Paid Deduction (Unaudited):

        The following table reconciles cash dividends paid with the dividends paid deduction for the years indicated (amounts in thousands):

	2016 Estimate	2015 Actual	2014 Actual
Dividends paid	$29,135	$26,179	$24,117
Dividend reinvestment plan(a)	181	228	197

	29,316	26,407	24,314
Less: Spillover dividends designated to previous year	(15,209)	(18,177)	(7,107)
Plus: Dividends designated from following year	11,454	15,209	18,177

Dividends paid deduction	$25,561	$23,439	$35,384

(a)
Reflects the up to 5% discount on common stock purchased through the dividend reinvestment plan.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

NOTE 15—SUBSEQUENT EVENTS

        Subsequent events have been evaluated and except as disclosed (i) below, (ii) in Note 8 (Other Income Items), (iii) in Note 9 (Debt Obligations), (iv) in Note 11 (Related Party Transactions), and (v) in Note 12 (Stockholders' Equity) there were no other events relative to the consolidated financial statements that require additional disclosure.

        On March 10, 2017, the Board of Directors declared a quarterly cash dividend of $0.43 per share on the Company's common stock, totaling $7,912,000. The quarterly dividend is payable on April 7, 2017 to stockholders of record on March 24, 2017.

NOTE 16—QUARTERLY FINANCIAL DATA (Unaudited):

                      (In Thousands, Except Per Share Data)

	Quarter Ended
						Total For Year
2016	March 31	June 30		Sept. 30	Dec. 31
Total revenues	$16,344	$17,233		$18,021	$18,990	$70,588

Net income	$3,285	$12,459	(a)	$4,323	$4,414	$24,481

Net income attributable to One Liberty Properties, Inc.	$3,287	$12,441		$4,299	$4,395	$24,422

Weighted average number of common shares outstanding:
Basic	16,388	16,579		16,845	17,255	16,768

Diluted	16,495	16,686		16,962	17,369	16,882

Net income per common share attributable to common stockholders:
Basic	$.19	$.72		$.24	$.24	$1.40	(b)

Diluted	$.18	$.72		$.24	$.24	$1.39	(b)

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016

NOTE 16—QUARTERLY FINANCIAL DATA (Unaudited): (Continued)

	Quarter Ended
							Total For Year
2015	March 31		June 30	Sept. 30	Dec. 31
Total revenues	$15,326	(c)	$15,782	$16,108	$18,495	(d)	$65,711

Net income	$9,207	(e)	$3,714	$3,791	$5,195		$21,907

Net income attributable to One Liberty Properties, Inc.	$7,856		$3,682	$3,788	$5,191		$20,517

Weighted average number of common shares outstanding:
Basic	15,776		15,883	16,014	16,204		15,971

Diluted	15,876		15,983	16,114	16,312		16,079

Net income per common share attributable to common stockholders:
Basic	$.48		$.22	$.22	$.31		$1.23	(b)

Diluted	$.48		$.22	$.22	$.31		$1.22	(b)

(a)
Includes an $8,918 net gain on sale of real estate.

(b)
Calculated on weighted average shares outstanding for the year.

(c)
Includes lease termination fee income of $650 from an industrial tenant.

(d)
Includes lease termination fee income of $2,236 from two retail tenants.

(e)
Includes a $5,392 net gain on sale of real estate, a $472 prepayment cost on debt and a $249 write-off of deferred financing costs. The non-controlling interest's share of income from the transaction was $1,320.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
Schedule III—Consolidated Real Estate and Accumulated Depreciation
December 31, 2016
(Amounts in Thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2016
				Building and Improvements			Building & Improvements		Accumulated Depreciation(1)	Date of Construction	Date Acquired
Type	Location	Encumbrances	Land		Improvements	Land		Total
Flex	Ronkonkoma, NY	$—	$1,042	$4,171	$1,937	$1,042	$6,108	$7,150	$2,009	1986	2000
Flex	Hauppauge, NY	12,196	1,951	10,954	1,919	1,951	12,873	14,824	4,724	1982	2000
Flex	Fort Mill, SC	8,535	1,840	12,687	23	1,840	12,710	14,550	1,215	1992	2013
Health & Fitness	Tucker, GA	4,716	807	3,027	3,126	807	6,153	6,960	2,118	1988	2002
Health & Fitness	Hamilton, OH	4,941	1,483	5,953	—	1,483	5,953	7,436	924	2008	2011
Health & Fitness	Secaucus, NJ	9,119	5,449	9,873	—	5,449	9,873	15,322	1,005	1986	2012
Industrial	West Palm Beach, FL	—	181	724	—	181	724	905	330	1973	1998
Industrial	New Hyde Park, NY	2,630	182	728	281	182	1,009	1,191	348	1960	1999
Industrial	Melville, NY	2,830	774	3,029	975	774	4,004	4,778	1,215	1982	2003
Industrial	Saco, ME	—	1,027	3,623	—	1,027	3,623	4,650	970	2001	2006
Industrial	Baltimore, MD(2)	21,000	6,474	25,282	—	6,474	25,282	31,756	6,347	1960	2006
Industrial	Durham, NC	2,867	1,043	2,404	—	1,043	2,404	3,447	394	1991	2011
Industrial	Pinellas Park, FL	2,446	1,231	1,669	—	1,231	1,669	2,900	231	1995	2012
Industrial	Miamisburg, OH	766	165	1,348	7	165	1,355	1,520	158	1987	2012
Industrial	Indianapolis, IN	6,094	1,224	6,935	—	1,224	6,935	8,159	764	1997	2013
Industrial	Fort Mill, SC	25,580	1,804	33,650	—	1,804	33,650	35,454	3,929	1997	2013
Industrial	New Hope, MN	4,309	881	6,064	7	881	6,071	6,952	326	1967	2014
Industrial	Louisville, KY	2,483	578	3,727	4	578	3,731	4,309	176	1974	2015
Industrial	Louisville, KY	—	51	230	—	51	230	281	10	1974	2015
Industrial	McCalla, AL	10,597	1,588	14,682	—	1,588	14,682	16,270	546	2003	2015
Industrial	Delport, MO	12,014	3,728	13,006	50	3,728	13,056	16,784	453	1969	2015
Industrial	Greenville, SC	5,213	693	6,893	—	693	6,893	7,586	142	1997	2016
Industrial	Greenville, SC	5,793	528	8,074	—	528	8,074	8,602	166	2000	2016
Industrial	El Paso, TX	14,874	3,691	17,904	324	3,691	18,228	21,919	257	1997	2016
Industrial	Lebanon, TN	21,288	2,094	30,039	14	2,094	30,053	32,147	226	1996	2016
Industrial	Columbus, OH	—	435	1,703	—	435	1,703	2,138	692	1979	1995
Industrial	Joppa, MD	9,856	3,815	8,142	1,186	3,815	9,328	13,143	552	1994	2014
Office	Brooklyn, NY	4,060	1,381	5,447	2,870	1,381	8,317	9,698	3,427	1973	1998
Other	Round Rock, TX	14,247	1,678	16,670	—	1,678	16,670	18,348	1,420	2012	2013

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2016
				Building and Improvements			Building & Improvements		Accumulated Depreciation(1)	Date of Construction	Date Acquired
Type	Location	Encumbrances	Land		Improvements	Land		Total
Other	Lakemoor, IL	—	9,592	—	—	9,592	—	9,592	—	N/A	2015
Other	Wheaton, IL	—	10,536	—	—	10,536	—	10,536	—	N/A	2016
Other	Beachwood, OH	—	13,901	—	—	13,901	—	13,901	—	N/A	2016
Retail	Rosenberg, TX	—	216	863	66	216	929	1,145	474	1994	1995
Retail	Greenwood Village, CO	—	743	3,248	419	743	3,667	4,410	1,782	1995	1996
Retail	Ft. Myers, FL	—	1,013	4,054	—	1,013	4,054	5,067	2,040	1995	1996
Retail	Houston, TX	—	396	1,583	30	396	1,613	2,009	755	1997	1998
Retail	Selden, NY	2,987	572	2,287	150	572	2,437	3,009	1,071	1997	1999
Retail	Champaign, IL	1,655	791	3,165	308	791	3,473	4,264	1,462	1985	1999
Retail	El Paso, TX	11,365	2,821	11,123	2,544	2,821	13,667	16,488	5,052	1974	2000
Retail	Somerville, MA	1,821	510	1,993	24	510	2,017	2,527	698	1993	2003
Retail	Newark, DE	1,793	935	3,643	43	935	3,686	4,621	1,222	1996	2003
Retail	Knoxville, TN	9,347	2,290	8,855	—	2,290	8,855	11,145	2,832	2003	2004
Retail	Onalaska, WI	3,632	753	3,099	—	753	3,099	3,852	940	1994	2004
Retail	Hyannis, MA	380	802	2,324	—	802	2,324	3,126	520	1998	2008
Retail	Marston Mills, MA	143	461	2,313	—	461	2,313	2,774	513	1998	2008
Retail	Everett, MA	1,209	1,935	—	—	1,935	—	1,935	—	N/A	2008
Retail	Kennesaw, GA	5,514	1,501	4,349	1,138	1,501	5,487	6,988	939	1995	2008
Retail	Royersford, PA	19,750	19,538	3,150	409	19,538	3,559	23,097	608	2001	2010
Retail	Monroeville, PA	—	450	863	—	450	863	1,313	143	1994	2010
Retail	Kansas City, MO	3,919	2,958	5,691	—	2,958	5,691	8,649	931	2004	2010
Retail	Houston, TX	—	1,962	1,540	—	1,962	1,540	3,502	271	2006	2010
Retail	Houston, TX	—	2,002	1,800	—	2,002	1,800	3,802	311	2009	2010
Retail	Bolingbrook, IL	—	834	1,887	101	834	1,988	2,822	308	2001	2011
Retail	Crystal Lake, IL	1,773	615	1,899	—	615	1,899	2,514	333	1997	2011
Retail	Niles, IL	3,090	843	3,485	—	843	3,485	4,328	534	1995	2011
Retail	Lawrence, KS	—	134	938	—	134	938	1,072	114	1915	2012
Retail	Greensboro, NC	1,399	1,046	1,552	29	1,046	1,581	2,627	136	2002	2014
Retail	Highlands Ranch, CO	—	2,361	2,924	—	2,361	2,924	5,285	223	1995	2014
Retail	Woodbury, MN	3,036	1,190	4,003	—	1,190	4,003	5,193	299	2006	2014
Retail	Lincoln, NE	—	3,768	11,832	22	3,768	11,854	15,622	564	2001	2015
Retail	Cuyahoga Falls, OH	1,145	71	1,371	—	71	1,371	1,442	19	2004	2016
Retail	Hilliard, OH	1,014	300	1,077	—	300	1,077	1,377	16	2007	2016
Retail	Port Clinton, OH	982	52	1,187	—	52	1,187	1,239	17	2005	2016

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2016
				Building and Improvements			Building & Improvements		Accumulated Depreciation(1)	Date of Construction	Date Acquired
Type	Location	Encumbrances	Land		Improvements	Land		Total
Retail	South Euclid, OH	1,112	230	1,566	—	230	1,566	1,796	22	1975	2016
Retail	St Louis Park, MN	—	3,388	13,088	107	3,388	13,195	16,583	130	1962	2016
Retail	Deptford, NJ	2,788	572	1,779	705	572	2,484	3,056	454	1981	2012
Retail	Seattle, WA	—	201	189	—	201	189	390	138	1986	1987
Retail	Cape Girardeau, MO	1,247	545	1,547	—	545	1,547	2,092	185	1994	2012
Retail	Clemmons, NC	2,220	2,564	3,293	—	2,564	3,293	5,857	444	1993	2013
Retail	Houston, TX	4,568	3,122	3,767	179	3,122	3,946	7,068	588	2001	2012
Retail	Littleton, CO	11,373	6,005	11,272	160	6,005	11,432	17,437	615	1985	2015
Retail	Philadelphia, PA	4,397	1,793	5,640	80	1,793	5,720	7,513	349	1992	2014
Retail—Restaurant	Hauppauge, NY	1,796	725	2,963	—	725	2,963	3,688	824	1992	2005
Retail—Restaurant	Palmyra, PA	756	650	650	—	650	650	1,300	105	1981	2010
Retail—Restaurant	Reading, PA	747	655	625	—	655	625	1,280	101	1981	2010
Retail—Restaurant	Reading, PA	736	618	643	—	618	643	1,261	105	1983	2010
Retail—Restaurant	Hanover, PA	827	736	686	—	736	686	1,422	109	1992	2010
Retail—Restaurant	Gettysburg, PA	847	754	704	—	754	704	1,458	112	1991	2010
Retail—Restaurant	Trexlertown, PA	721	800	439	—	800	439	1,239	70	1994	2010
Retail—Restaurant	Carrollton, GA	1,614	796	1,458	—	796	1,458	2,254	207	1996	2012
Retail—Restaurant	Cartersville, GA	1,526	786	1,346	—	786	1,346	2,132	203	1995	2012
Retail—Restaurant	Kennesaw, GA	1,251	702	916	—	702	916	1,618	137	1989	2012
Retail—Restaurant	Lawrenceville, GA	1,201	866	899	—	866	899	1,765	177	1988	2012
Retail—Restaurant	Concord, NC	1,570	999	1,076	—	999	1,076	2,075	110	2000	2013
Retail—Restaurant	Myrtle Beach, SC	1,570	1,102	1,161	—	1,102	1,161	2,263	123	1978	2013
Retail—Restaurant	Ann Arbor, MI	1,398	1,098	1,460	—	1,098	1,460	2,558	160	1998	2013
Retail—Restaurant	Greensboro, NC	3,335	1,770	1,237	—	1,770	1,237	3,007	117	1983	2013
Retail—Restaurant	Richmond, VA	—	1,680	1,341	—	1,680	1,341	3,021	122	1983	2013
Retail—Restaurant	Indianapolis, IN	952	853	1,465	—	853	1,465	2,318	126	1982	2014
Retail—Supermarket	West Hartford, CT	17,690	9,296	4,813	261	9,296	5,074	14,370	908	2005	2010
Retail—Supermarket	West Hartford, CT	—	2,881	94	326	2,881	420	3,301	119	N/A	2010
Retail—Furniture	Columbus, OH	—	1,445	5,431	413	1,445	5,844	7,289	2,767	1996	1997
Retail—Furniture	Duluth, GA(4)	1,628	778	3,436	—	778	3,436	4,214	920	1987	2006
Retail—Furniture	Fayetteville, GA(4)	2,043	976	4,308	—	976	4,308	5,284	1,153	1987	2006
Retail—Furniture	Wichita, KS(4)	2,488	1,189	5,248	—	1,189	5,248	6,437	1,405	1996	2006
Retail—Furniture	Lexington, KY(4)	1,674	800	3,532	—	800	3,532	4,332	946	1999	2006
Retail—Furniture	Bluffton, SC(4)	1,233	589	2,600	—	589	2,600	3,189	696	1994	2006

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2016
				Building and Improvements			Building & Improvements		Accumulated Depreciation(1)	Date of Construction	Date Acquired
Type	Location	Encumbrances	Land		Improvements	Land		Total
Retail—Furniture	Amarillo, TX(4)	1,800	860	3,810	—	860	3,810	4,670	1,020	1996	2006
Retail—Furniture	Austin, TX(4)	3,321	1,587	7,010	—	1,587	7,010	8,597	1,877	2001	2006
Retail—Furniture	Tyler, TX(4)	2,158	1,031	4,554	—	1,031	4,554	5,585	1,219	2001	2006
Retail—Furniture	Newport News, VA(4)	1,572	751	3,316	—	751	3,316	4,067	888	1995	2006
Retail—Furniture	Richmond, VA(4)	1,814	867	3,829	—	867	3,829	4,696	1,025	1979	2006
Retail—Furniture	Virginia Beach, VA(4)	1,787	854	3,770	—	854	3,770	4,624	1,009	1995	2006
Retail—Furniture	Gurnee, IL	—	834	3,635	—	834	3,635	4,469	935	1994	2006
Retail—Furniture	Naples, FL	2,126	3,070	2,846	189	3,070	3,035	6,105	617	1992	2008
Retail—Office Supply	Batavia, NY(3)	—	515	2,061	—	515	2,061	2,576	921	1998	1999
Retail—Office Supply	Lake Charles, LA(3)	5,293	1,167	4,669	599	1,167	5,268	6,435	1,841	1998	2002
Retail—Office Supply	Athens, GA(3)	2,844	1,130	4,340	—	1,130	4,340	5,470	1,370	2003	2004
Retail—Office Supply	Chicago, IL(3)	3,828	3,877	2,256	—	3,877	2,256	6,133	468	1994	2008
Retail—Office Supply	Cary, NC(3)	3,230	1,129	3,736	—	1,129	3,736	4,865	774	1995	2008
Retail—Office Supply	Eugene, OR(3)	2,875	1,952	2,096	—	1,952	2,096	4,048	434	1994	2008
Retail—Office Supply	El Paso, TX(3)	2,512	1,035	2,700	—	1,035	2,700	3,735	560	1993	2008
Theater	Greensboro, NC	—	—	8,328	—	—	8,328	8,328	6,636	1999	2004
Theater	Indianapolis, IN	4,316	3,099	5,225	19	3,099	5,244	8,343	310	1997	2014

		$399,192	$211,432	$515,589	$21,044	$211,432	$536,633	$748,065	$96,852

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
Notes to Schedule III
Consolidated Real Estate and Accumulated Depreciation

(a)
Reconciliation of "Real Estate and Accumulated Depreciation"
                              (Amounts in Thousands)

	Year Ended December 31,
	2016	2015	2014
Investment in real estate(b):
Balance, beginning of year	$662,182	$592,668	$574,424
Addition: Land, buildings and improvements	121,564	83,643	57,584
Deduction: Properties sold/conveyed	(35,681)	(14,129)	(38,247)
Deduction: Impairment loss	—	—	(1,093)

Balance, end of year	$748,065	$662,182	$592,668

	(c)
Accumulated depreciation(b):
Balance, beginning of year	$87,801	$77,643	$73,060
Addition: Depreciation	14,247	12,680	12,064
Deduction: Accumulated depreciation related to properties sold/conveyed	(5,196)	(2,522)	(7,481)

Balance, end of year	$96,852	$87,801	$77,643

(b)
Includes properties held-for-sale in each of 2015 and 2014.

(c)
The aggregate cost of the properties is approximately $10,850 higher for federal income tax purposes at December 31, 2016.