Form 10-Q
period 2017-03-31
ONE LIBERTY PROPERTIES INC
filed 2017-05-09
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC   20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Yes   ☒       No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes   ☐       No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐       No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 1, 2017, the registrant had 18,452,058 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Real estate investments, at cost
Land	$211,432	$211,432
Buildings and improvements	537,045	536,633
Total real estate investments, at cost	748,477	748,065
Less accumulated depreciation	100,700	96,852
Real estate investments, net	647,777	651,213

Investment in unconsolidated joint ventures	10,772	10,833
Cash and cash equivalents	13,241	17,420
Restricted cash	572	643
Unbilled rent receivable	13,737	13,797
Unamortized intangible lease assets, net	30,823	32,645
Escrow, deposits and other assets and receivables	7,012	6,894
Total assets	$723,934	$733,445

Liabilities and Equity
Liabilities:
Mortgages payable, net of $3,985 and $4,294 of deferred financing costs, respectively	$392,656	$394,898
Line of credit, net of $858 and $936 of deferred financing costs, respectively	4,142	9,064
Dividends payable	7,912	7,806
Accrued expenses and other liabilities	10,561	10,470
Unamortized intangible lease liabilities, net	18,838	19,280
Total liabilities	434,109	441,518

Commitments and contingencies

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized; 17,773 and 17,600 shares issued and outstanding	17,773	17,600
Paid-in capital	264,687	262,511
Accumulated other comprehensive loss	(876)	(1,479)
Accumulated undistributed net income	6,454	11,501
Total One Liberty Properties, Inc. stockholders’ equity	288,038	290,133
Non-controlling interests in consolidated joint ventures	1,787	1,794
Total equity	289,825	291,927
Total liabilities and equity	$723,934	$733,445

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental income, net	$16,833	$15,056
Tenant reimbursements	1,639	1,288
Total revenues	18,472	16,344

Operating expenses:
Depreciation and amortization	5,553	4,185
General and administrative (see Note 9 for related party information)	2,815	2,609
Real estate expenses (see Note 9 for related party information)	2,704	2,175
Real estate acquisition costs	—	204
Federal excise and state taxes	88	76
Leasehold rent	77	77
Total operating expenses	11,237	9,326

Operating income	7,235	7,018

Other income and expenses:
Equity in earnings of unconsolidated joint ventures	245	209
Prepayment costs on debt	—	(423)
Other income	22	13
Interest:
Expense	(4,389)	(4,075)
Amortization and write-off of deferred financing costs	(227)	(244)
Income before gain on sale of real estate, net	2,886	2,498
Gain on sale of real estate, net	—	787

Net income	2,886	3,285
Net (income) loss attributable to non-controlling interests	(21)	2
Net income attributable to One Liberty Properties, Inc.	$2,865	$3,287

Weighted average number of common shares outstanding:
Basic	17,751	16,388
Diluted	17,865	16,495

Per common share attributable to common stockholders:
Basic	$.15	$.19
Diluted	$.15	$.18

Cash distributions declared per share of common stock	$.43	$.41

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$2,886	$3,285

Other comprehensive gain (loss)
Net unrealized gain on available-for-sale securities	—	2
Net unrealized gain (loss) on derivative instruments	578	(3,900)
One Liberty Properties Inc.’s share of joint venture net unrealized gain (loss) on derivative instruments	28	(105)
Other comprehensive gain (loss)	606	(4,003)

Comprehensive income (loss)	3,492	(718)
Net (income) loss attributable to non-controlling interests	(21)	2
Adjustment for derivative instruments attributable to non-controlling interests	(3)	15

Comprehensive income (loss) attributable to One Liberty Properties, Inc.	$3,468	$(701)

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Undistributed Net Income	Non- Controlling Interests in Consolidated Joint Ventures	Total
Balances, December 31, 2015	$16,292	$232,378	$(4,390)	$16,215	$1,931	$262,426
Distributions - common stock Cash - $.41 per share	—	—	—	(6,996)	—	(6,996)
Shares issued through equity offering program — net	62	1,285	—	—	—	1,347
Restricted stock vesting	73	(73)	—	—	—	—
Shares issued through dividend reinvestment plan	31	610	—	—	—	641
Distributions to non-controlling interests	—	—	—	—	(80)	(80)
Compensation expense - restricted stock	—	666	—	—	—	666
Net income (loss)	—	—	—	3,287	(2)	3,285
Other comprehensive loss	—	—	(3,988)	—	(15)	(4,003)
Balances, March 31, 2016	$16,458	$234,866	$(8,378)	$12,506	$1,834	$257,286

Balances, December 31, 2016	$17,600	$262,511	$(1,479)	$11,501	$1,794	$291,927
Distributions - common stock Cash - $.43 per share	—	—	—	(7,912)	—	(7,912)
Shares issued through equity offering program — net	28	607	—	—	—	635
Restricted stock vesting	105	(105)	—	—	—	—
Shares issued through dividend reinvestment plan	40	932	—	—	—	972
Distributions to non-controlling interests	—	—	—	—	(31)	(31)
Compensation expense - restricted stock	—	742	—	—	—	742
Net income	—	—	—	2,865	21	2,886
Other comprehensive income	—	—	603	—	3	606
Balances, March 31, 2017	$17,773	$264,687	$(876)	$6,454	$1,787	$289,825

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$2,886	$3,285
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	—	(787)
Prepayment costs on debt	—	423
Increase in unbilled rent receivable	(203)	(601)
Write-off of unbilled rent receivable	263	—
Bad debt expense	296	153
Amortization of intangibles relating to leases, net	(246)	(160)
Amortization of restricted stock expense	742	666
Equity in earnings of unconsolidated joint ventures	(245)	(209)
Distributions of earnings from unconsolidated joint ventures	222	205
Depreciation and amortization	5,553	4,185
Amortization and write-off of deferred financing costs	227	244
Payment of leasing commissions	—	(347)
Increase in escrow, deposits, other assets and receivables	(323)	(444)
Increase (decrease) in accrued expenses and other liabilities	571	(601)
Net cash provided by operating activities	9,743	6,012

Cash flows from investing activities:
Purchase of real estate	—	(17,050)
Improvements to real estate	(412)	(1,523)
Net proceeds from sale of real estate	—	13,750
Distributions of capital from unconsolidated joint ventures	111	173
Net cash used in investing activities	(301)	(4,650)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(2,551)	(2,077)
Repayment of mortgages payable	—	(30,515)
Proceeds from mortgage financings	—	23,350
Proceeds from sale of common stock, net	635	1,347
Proceeds from bank line of credit	—	20,500
Repayment on bank line of credit	(5,000)	(8,900)
Issuance of shares through dividend reinvestment plan	972	641
Payment of financing costs	160	(503)
Prepayment costs on debt	—	(423)
Distributions to non-controlling interests	(31)	(80)
Cash distributions to common stockholders	(7,806)	(6,901)
Net cash used in financing activities	(13,621)	(3,561)

Net decrease in cash and cash equivalents	(4,179)	(2,199)
Cash and cash equivalents at beginning of year	17,420	12,736
Cash and cash equivalents at end of period	$13,241	$10,537

Continued on next page

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

	Three Months Ended March 31,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$4,323	$4,129
Cash paid during the period for Federal excise tax	—	190

Supplemental schedule of non-cash investing and financing activities:
Purchase accounting allocation — intangible lease assets	$—	$959
Purchase accounting allocation — intangible lease liabilities	—	(96)

See accompanying notes to consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2017

Note 1 — Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland.  OLP is a self-administered and self-managed real estate investment trust (“REIT”).  OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of retail, industrial, restaurant, flex, health and fitness, and theater properties, many of which are subject to long-term net leases.  As of March 31, 2017, OLP owns 119 properties, including six properties owned by consolidated joint ventures and five properties owned by unconsolidated joint ventures. The 119 properties are located in 30 states.

Note 2 — Summary Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in OLP’s Annual Report on Form 10-K for the year ended December 31, 2016.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

The consolidated financial statements include the accounts and operations of OLP, its wholly-owned subsidiaries, its joint ventures in which the Company, as defined, has a controlling interest, and variable interest entities (“VIEs”) of which the Company is the primary beneficiary.  OLP and its consolidated subsidiaries are referred to herein as the “Company”.  Material intercompany items and transactions have been eliminated in consolidation.

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

March 31, 2017 (Continued)

Note 2 — Summary Accounting Policies (Continued)

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

The Company periodically reviews its investments in unconsolidated joint ventures for other-than-temporary losses in investment value. Any decline that is not expected to be recovered based on the underlying assets of the investment is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. During the three months ended March 31, 2017, there was no impairment charge related to the Company’s investments in unconsolidated joint ventures.

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

March 31, 2017 (Continued)

Note 2 — Summary Accounting Policies (Continued)

Tenant Reimbursements

Tenant reimbursements represent tenants’ contractual obligations for recoverable real estate taxes and operating expenses and are recognized when earned.

Reclassifications

Certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current period’s presentation, primarily to change the presentation of Gain on sale of real estate, net on the consolidated statement of operations for the three months ended March 31, 2016. The Company has included a caption for Income before gain on sale of real estate, net, to present gain and losses on sales of properties in accordance with the Securities and Exchange Commission Rule 3-15(a) of Regulation S-X. The change was made for the three months ended March 31, 2016 because as prescribed by ASC 360-10-45-5, the previously reported gains from sale of real estate were not included as a component of Operating income.  Such change was determined to be immaterial to the consolidated financial statements.

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

Diluted earnings per share reflects the potential dilution that could occur if securities or other rights exercisable for, or convertible into, common stock were exercised or converted or otherwise resulted in the issuance of common stock that shared in the earnings of the Company.  For the three months ended March 31, 2017 and 2016, the diluted weighted average number of shares of common stock includes 114,000 and 107,000 shares, respectively (of an aggregate of 200,000 shares) of common stock underlying the restricted stock units awarded pursuant to the Pay-For-Performance program.  For the three months ended March 31, 2017 and 2016, these amounts include (i) 100,000 and 100,000 shares, respectively, that would be issued upon satisfaction of a total stockholder return metric and (ii) 14,000 and 7,000 shares, respectively, that would be issued upon satisfaction of a return on capital metric.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2017  (Continued)

Note 3 — Earnings Per Common Share (Continued)

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator for basic and diluted earnings per share:
Net income	$2,886	$3,285
Less net (income) loss attributable to non-controlling interests	(21)	2
Less earnings allocated to unvested restricted stock (a)	(269)	(248)
Net income available for common stockholders, basic and diluted	$2,596	$3,039

Denominator for basic earnings per share:
Weighted average common shares	17,751	16,388
Effect of diluted securities:
Restricted stock units awarded under Pay-for-Performance program	114	107
Denominator for diluted earnings per share:
Weighted average shares	17,865	16,495

Earnings per common share, basic	$.15	$.19
Earnings per common share, diluted	$.15	$.18

Net income attributable to One Liberty Properties, Inc. common stockholders, net of non-controlling interests	$2,865	$3,287

(a)         Represents an allocation of distributed earnings to unvested restricted stock which, as participating securities, are entitled to receive dividends.

Note 4 — Sale of Properties

In February 2016, the Company sold a portfolio of eight retail properties located in Louisiana and Mississippi for a total sales price of $13,750,000.  The sale resulted in a gain of $787,000, recorded as Gain on sale of real estate, net, for the three months ending March 31, 2016.  In connection with the sale, the Company paid off the $7,801,000 mortgage balance on these properties and incurred a $380,000 expense for the early termination of the mortgage (included in Prepayment costs on debt) and a $26,000 write-off of deferred financing costs (included in Amortization and write-off of deferred financing costs).  As a result of the sale, the Company also wrote-off, as a reduction to Gain on sale of real estate, net, $706,000 of unbilled straight-line rent receivable and $133,000 of unamortized intangible lease assets, net.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2017 (Continued)

Note 5 — Variable Interest Entities, Contingent Liabilities and Consolidated Joint Ventures

Variable Interest Entities — Ground Leases

The Company determined that with respect to the properties identified in the table below, it has a variable interest through its ground leases and the three owner/operators (which are affiliated with one another) are VIEs because their equity investment at risk is insufficient to finance its activities without additional subordinated financial support. The Company further determined that it is not the primary beneficiary of any of these VIEs because the Company has shared power over certain activities that most significantly impact the owner/operator’s economic performance (i.e., shared rights on the sale of the property) and therefore, does not consolidate these VIEs for financial statement purposes. Accordingly, the Company accounts for these investments as land and the revenues from the ground leases as Rental income, net. Such rental income amounted to $888,000 and $428,000 for the three months ended March 31, 2017 and 2016, respectively. Included in these amounts, for the three months ended March 31, 2016, is rental income for a similarly structured transaction in Sandy Springs, Georgia, amounting to $151,000, which the Company sold in June 2016.

The following chart details the Company’s VIEs through its ground leases and the aggregate carrying amount and maximum exposure to loss as of March 31, 2017 (dollars in thousands):

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

Pursuant to the terms of the ground lease for the Wheaton, Illinois property, the owner/operator is obligated to make certain unit renovations as and when units become vacant. Cash reserves to cover such renovation work, received by the Company in conjunction with the

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2017 (Continued)

Note 5 — Variable Interest Entities, Contingent Liabilities and Consolidated Joint Ventures (Continued)

purchase of the property, are disbursed when the unit renovations are completed. The related cash reserve balance for this property was $572,000 and $643,000 at March 31, 2017 and December 31, 2016, respectively, and is classified as Restricted cash on the consolidated balance sheets.

Variable Interest Entity — Consolidated Joint Ventures

With respect to the six consolidated joint ventures in which the Company holds between an 85% to 95% interest, the Company has determined such ventures are VIEs because the non-controlling interests do not hold substantive kick-out or participating rights.

In each of these six joint ventures, the Company has determined it is the primary beneficiary of the VIE as it has the power to direct the activities that most significantly impact each joint venture’s performance including management, approval of expenditures, and the obligation to absorb the losses or rights to receive benefits.  Accordingly, the Company consolidates the operations of these joint ventures for financial statement purposes.  The joint ventures’ creditors do not have recourse to the assets of the Company other than those held by these joint ventures.

The following is a summary of the consolidated VIEs’ carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	March 31, 2017	December 31, 2016
Land	$17,844	$17,844
Buildings and improvements, net of depreciation of $2,989 and $2,732, respectively	32,597	32,535
Cash	1,451	1,796
Unbilled rent receivable	815	775
Unamortized intangible lease assets, net	1,497	1,595
Escrow, deposits and other assets and receivables	1,509	1,355
Mortgages payable, net of deferred financing costs of $513 and $539, respectively	32,908	33,121
Accrued expenses and other liabilities	990	893
Unamortized intangible lease liabilities, net	2,153	2,200
Accumulated other comprehensive loss	(42)	(70)
Non-controlling interests in consolidated joint ventures	1,787	1,794

At March 31, 2017, MCB Real Estate, LLC and its affiliates (‘‘MCB’’) are the Company’s joint venture partner in four consolidated joint ventures in which the Company has aggregate equity investments of approximately $10,483,000. The Company’s equity investment in its two other consolidated joint ventures is approximately $7,434,000.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2017 (Continued)

Note 5 — Variable Interest Entities, Contingent Liabilities and Consolidated Joint Ventures (Continued)

A joint venture with MCB, in which the Company has a net equity investment of $2,937,000, owns a vacant property formerly operated as a Pathmark supermarket in Philadelphia, Pennsylvania.   At March 31, 2017, the mortgage debt on, and the net book value of, such property is $4,367,000 and $7,124,000, respectively. In 2015, this tenant filed for Chapter 11 bankruptcy protection, rejected the lease and vacated the property. Real estate expenses and mortgage interest for this property were $70,000 and $43,000 for the three months ended March 31, 2017 and $114,000 and $43,000 for the three months ended March 31, 2016, respectively. The Company has determined that no impairment charge is required currently with respect to this property.

Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and may not be pro rata to the equity interest each partner has in the applicable venture.

Note 6 — Investment in Unconsolidated Joint Ventures

At March 31, 2017 and December 31, 2016, the Company’s five unconsolidated joint ventures each owned and operated one property.  The Company’s equity investment in such unconsolidated joint ventures at such dates totaled $10,772,000 and $10,833,000, respectively.  The Company recorded equity in earnings of $245,000 and $209,000 for the three months ended March 31, 2017 and 2016, respectively.

At March 31, 2017, MCB is the Company’s joint venture partner in one of these unconsolidated joint ventures in which the Company has an equity investment of approximately $8,307,000.

Note 7  — Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of a tenant to make required rent payments.  If the financial condition of a specific tenant were to deteriorate, adversely impacting its ability to make payments, allowances may be required.  At March 31, 2017 and December 31, 2016, there was no balance in allowance for doubtful accounts.

The Company records bad debt expense as a reduction of rental income and/or tenant reimbursements.

In March 2017, hhgregg, Inc., the tenant at two of the Company’s properties in Illinois, filed for Chapter 11 bankruptcy protection.  This tenant accounted for less than 1.5% of rental income for each of the three months ended March 31, 2017 and 2016.  During the three months ended March 31, 2017, the Company recorded bad debt expense of $296,000 relating to tenant reimbursements due from this tenant and wrote-off (i) $263,000 of unbilled straight-line rent

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2017 (Continued)

Note 7  — Allowance for Doubtful Accounts (Continued)

receivable as a reduction to rental income and (ii) $646,000 of tenant origination costs as an increase to depreciation expense.  The Company has determined that no impairment charge is required with respect to these two properties, which at March 31, 2017, had an aggregate net book value of $5,934,000.

In March 2016, Sports Authority Inc., the tenant at the Company’s Greenwood Village, Colorado property, filed for Chapter 11 bankruptcy protection and in June 2016, such tenant vacated the property. This tenant accounted for less than 1% of the Company’s rental income for the three months ended March 31, 2016.  The Company recorded bad debt expense of $153,000 for the three months ended March 31, 2016, relating to rental income and tenant reimbursements due from this tenant.  The Company has determined that no impairment charge is required with respect to this property, which at March 31, 2017, had a net book value of $2,605,000.

Note 8 — Debt Obligations

Mortgages Payable

The following table details the Mortgages payable, net, balances per the consolidated balance sheets at March 31, 2017 and December 31, 2016 (amounts in thousands):

	March 31, 2017	December 31, 2016
Mortgages payable, gross	$396,641	$399,192
Unamortized deferred financing costs	(3,985)	(4,294)
Mortgages payable, net	$392,656	$394,898

Line of Credit

The Company has a credit facility with Manufacturers & Traders Trust Company, People’s United Bank, VNB New York, LLC, and Bank Leumi USA, pursuant to which the Company may borrow up to $100,000,000, subject to borrowing base requirements.  The facility, which matures December 31, 2019, provides that the Company pay an interest rate equal to the one month LIBOR rate plus an applicable margin ranging from 175 basis points to 300 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility.  At March 31, 2017 and 2016, the applicable margin was 175 basis points.  An unused facility fee of .25% per annum applies to the facility.  The average interest rate on the facility was approximately 2.52% and 2.18% for the three months ended March 31, 2017 and 2016, respectively.  The Company was in compliance with all covenants at March 31, 2017.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2017 (Continued)

Note 8 — Debt Obligations (Continued)

The following table details the Line of credit, net, balances per the consolidated balance sheets at March 31, 2017 and December 31, 2016 (amounts in thousands):

	March 31, 2017	December 31, 2016
Line of credit, gross	$5,000	$10,000
Unamortized deferred financing costs	(858)	(936)
Line of credit, net	$4,142	$9,064

At May 1, 2017, there was an outstanding balance of $5,000,000 (before unamortized deferred financing costs) under the facility.

Note 9 — Related Party Transactions

Compensation and Services Agreement

Pursuant to the compensation and services agreement with Majestic Property Management Corp. (‘‘Majestic’’), the Company pays fees to Majestic and Majestic provides the Company with the services of all affiliated executive, administrative, legal, accounting, clerical and property management personnel, as well as property acquisition, sale and lease consulting and brokerage services, consulting services in respect to mortgage financings and construction supervisory services. Majestic is wholly-owned by the Company’s vice-chairman and certain of the Company’s executive officers are officers of, and are compensated by, Majestic.  The fee the Company pays Majestic is negotiated each year by the Company and Majestic in consultation with the Compensation and Audit Committees, and is approved by such committees and the independent directors.

In consideration for the services described above, the Company paid Majestic $665,000  and $603,000 for the three months ended March 31, 2017 and 2016, respectively.  Included in these fees are $285,000 and $241,000 of property management costs for the three months ended March 31, 2017 and 2016, respectively.  The property management fee portion of the compensation and services agreement is paid based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively.  The Company does not pay Majestic property management fees with respect to properties managed by third parties.  Majestic credits against the fees due to it under the Compensation and Services Agreement any management or other fees received by it from any joint venture in which the Company is a joint venture partner. The compensation and services agreement also provides for an additional payment to Majestic of $54,000 and $49,000 for the three months ended March 31, 2017 and 2016, respectively, for the Company’s share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies. The Company does not pay any fees or expenses to Majestic for such services except for the fees described in this paragraph.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2017 (Continued)

Note 9 — Related Party Transactions (Continued)

Executive officers and others providing services under the compensation and services agreement were awarded shares of restricted stock and restricted stock units under the Company’s stock incentive plans (described in Note 12). The costs of the plans charged to the Company’s operations applicable to the executive officers and others providing services under the compensation and services agreement amounted to $381,000 and $344,000 for the three months ended March 31, 2017 and 2016, respectively.

The fees paid under the compensation and services agreement (except for the property management fees which are included in Real estate expenses) and the costs of the stock incentive plans are included in General and administrative expense on the consolidated statements of income for the three months ended March 31, 2017 and 2016.

Joint Venture Partners and Affiliates

The Company paid an aggregate of $49,000 and $51,000 for the three months ended March 31, 2017 and 2016, respectively, to the partners or their affiliates (none of whom are officers, directors or employees of the Company) of its consolidated joint ventures for property management fees, which are included in Real estate expenses on the consolidated statements of income.

Additionally, unconsolidated joint ventures of the Company paid management fees of $46,000 and $35,000 for the three months ended March 31, 2017 and 2016, respectively, to the other partner of the venture, which reduced Equity in earnings of unconsolidated joint ventures on the consolidated statements of income by $23,000 and $17,500 for the three months ended March 31, 2017 and 2016, respectively.

Other

The Company paid quarterly fees of $69,000 and $65,625 to the Company’s chairman for the three months ended March 31, 2017 and 2016, respectively.  The Company paid quarterly fees of $27,500 and $26,250  to the Company’s vice-chairman for the three months ended March 31, 2017 and 2016, respectively. These fees are included in General and administrative expenses on the consolidated statements of income.

The Company obtains its property insurance in conjunction with Gould Investors L.P. (“Gould Investors”), a related party and reimburses Gould Investors annually for the Company’s insurance cost relating to its properties.  Included in Real estate expenses on the consolidated statements of income is insurance expense of $173,000 and $101,000 for the three months ended March 31, 2017 and 2016, respectively, of amounts reimbursed to Gould Investors in prior periods.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2017 (Continued)

Note 10 — Common Stock Cash Dividend

On March 10, 2017, the Board of Directors declared a quarterly cash dividend of $.43 per share on the Company’s common stock, totaling $7,912,000. The quarterly dividend was paid on April 7, 2017 to stockholders of record on March 24, 2017.

Note 11 — Shares Issued through Equity Offering Program

On March 20, 2014, the Company entered into an amended and restated equity offering sales agreement to sell shares of the Company’s common stock from time to time with an aggregate sales price of up to approximately $38,360,000, through an “at the market” equity offering program.  During the three months ended March 31, 2017, the Company sold 27,800 shares for proceeds of $692,000, net of commissions of $7,000, and incurred offering costs of $57,000 for professional fees.

Note 12 — Stock Based Compensation

The Company’s 2016 Incentive Plan (‘‘Plan’’), approved by the Company’s stockholders in June 2016, permits the Company to grant, among other things, stock options, restricted stock units, performance share awards and dividend equivalent rights and any one or more of the foregoing to its employees, officers, directors and consultants. A maximum of 750,000 shares of the Company’s common stock is authorized for issuance pursuant to this Plan, of which 140,000 shares were outstanding as of March 31, 2017, none of which have yet vested.

Under the Company’s 2012 and 2009 equity incentive plans, an aggregate of 686,400 shares of restricted stock and restricted stock units are outstanding as of March 31, 2017, none of which have yet vested. No additional awards may be granted under these plans.

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

Pursuant to the Pay-for-Performance program, there are 200,000 performance share awards in the form of restricted stock units (the “Units”) outstanding under the Company’s 2009 Incentive Plan. The holders of Units are not entitled to dividends or to vote the underlying shares until the Units vest and shares are issued. Accordingly, for financial statement purposes, the shares underlying the Units are not included in the shares shown as outstanding on the balance sheet.  No Units were forfeited or vested during the three months ended March 31, 2017.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2017 (Continued)

Note 12 — Stock Based Compensation (Continued)

The following is a summary of the activity of the equity incentive plans excluding, except as otherwise noted, the 200,000 Units:

	Three Months Ended March 31,
	2017	2016
Restricted stock grants	140,100	139,225
Per share grant price	$24.75	$21.74
Deferred compensation to be recognized over vesting period	$3,467,000	$3,027,000

Number of non-vested shares:
Non-vested beginning of period	591,750	538,755
Grants	140,100	139,225
Vested during period	(104,950)	(72,730)
Forfeitures	(500)	(250)
Non-vested end of period	626,400	605,000

The following information includes the 200,000 Units:
Average per share value of non-vested shares (based on grant price)	$19.25	$18.00
Value of stock vested during the period (based on grant price)	$1,760,000	$1,177,000
Average per share value of shares forfeited during the period (based on grant price)	$22.64	$21.05

The total charge to operations for all incentive plans is as follows:
Outstanding restricted stock grants	$693,900	$649,500
Outstanding restricted stock units	48,300	16,200
Total charge to operations	$742,200	$665,700

As of March 31, 2017, there were approximately $8,499,000 of total compensation costs related to non-vested awards that have not yet been recognized, including $37,000 related to the Units.  Assumptions relating to the performance metrics relating to the Units (see Note 3) are re-evaluated quarterly. These compensation costs will be charged to General and administrative expense over the remaining respective vesting periods. The weighted average vesting period is approximately 2.9 years for the restricted stock and three months for the Units - the seven year performance cycle for the Units will be completed on June 30, 2017.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2017 (Continued)

Note 13 — Fair Value Measurements

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

The carrying amounts of cash and cash equivalents, restricted cash, escrow, deposits and other assets and receivables (excluding interest rate swaps), dividends payable, and accrued expenses and other liabilities (excluding interest rate swaps), are not measured at fair value on a recurring basis, but are considered to be recorded at amounts that approximate fair value.

At March 31, 2017, the $410,910,000 estimated fair value of the Company’s mortgages payable is greater than their $396,641,000 carrying value (before unamortized deferred financing costs) by approximately $14,269,000 assuming a blended market interest rate of 3.74% based on the 9.0 year weighted average remaining term to maturity of the mortgages.  At December 31, 2016, the $413,916,000 estimated fair value of the Company’s mortgages payable is greater than their $399,192,000 carrying value (before unamortized deferred financing costs) by approximately $14,724,000 assuming a blended market interest rate of 3.74% based on the 9.3 year weighted average remaining term to maturity of the mortgages.

At March 31, 2017 and December 31, 2016, the carrying amount of the Company’s line of credit (before unamortized deferred financing costs) of $5,000,000 and $10,000,000, respectively, approximates its fair value.

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

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2017 (Continued)

Note 13 — Fair Value Measurements (Continued)

Fair Value on a Recurring Basis

The fair value of the Company’s derivative financial instruments, using Level 2 inputs, was determined to be the following (amounts in thousands) :

	As of	Carrying and Fair Value
Financial assets:
Interest rate swaps	March 31, 2017	$1,427
	December 31, 2016	1,257
Financial liabilities:
Interest rate swaps	March 31, 2017	$2,290
	December 31, 2016	2,695

The Company does not own any financial instruments that are classified as Level 1 or 3.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty. As of March 31, 2017, the Company has assessed and determined the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company determined its derivative valuation is classified in Level 2 of the fair value hierarchy.

As of March 31, 2017, the Company had entered into 30 interest rate derivatives, all of which were interest rate swaps, related to 30 outstanding mortgage loans with an aggregate $140,939,000 notional amount and mature between 2018 and 2028 (weighted average remaining term to maturity of 7.6 years).  Such interest rate swaps, all of which were designated as cash flow hedges, converted LIBOR based variable rate mortgages to fixed annual rate mortgages (with interest rates ranging from 3.02% to 5.75% and a weighted average interest rate of 4.16% at March 31, 2017).  The fair value of the Company’s derivatives designated as hedging instruments in asset and liability positions are reflected as other assets or other liabilities on the consolidated balance sheets.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2017 (Continued)

Note 13 — Fair Value Measurements (Continued)

Three of the Company’s unconsolidated joint ventures, in which wholly-owned subsidiaries of the Company are 50% partners, had two interest rate derivatives outstanding at March 31, 2017 with an aggregate $10,683,000 notional amount.  These interest rate swaps, which were designated as cash flow hedges, have interest rates of 3.49% and 5.81% and mature in 2022 and 2018, respectively.

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2017	2016
One Liberty Properties, Inc. and Consolidated Subsidiaries
Amount of gain (loss) recognized on derivatives in Other comprehensive loss	$69	$(4,502)
Amount of loss reclassification from Accumulated other comprehensive loss into Interest expense	(509)	(602)

Unconsolidated Joint Ventures (Company’s share)
Amount of gain (loss) recognized on derivatives in Other comprehensive loss	$9	$(130)
Amount of loss reclassification from Accumulated other comprehensive loss into Equity in earnings of unconsolidated joint ventures	(19)	(25)

No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges for the three months ended March 31, 2017 and 2016.  During the twelve months ending March 31, 2018, the Company estimates an additional $1,357,000 will be reclassified from other Accumulated other comprehensive loss as an increase to Interest expense and $51,000 will be reclassified from Accumulated other comprehensive loss as a decrease to Equity in earnings of unconsolidated joint ventures.

The derivative agreements in effect at March 31, 2017 provide that if the wholly-owned subsidiary of the Company which is a party to the agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, then the Company could be held liable for such swap breakage losses, if any.  During the three months ended March 31, 2016, the Company terminated two interest rate swaps in connection with the early payoff of the related mortgages. The Company accelerated the reclassification of $24,000 in other comprehensive loss to earnings as a result of these hedged forecasted transactions being terminated which are included in Prepayment costs on debt on the consolidated statement of income.  There were no such accelerated amounts in the three months ended March 31, 2017.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2017 (Continued)

Note 13 — Fair Value Measurements (Continued)

As of March 31, 2017, the fair value of the derivatives in a liability position, including accrued interest of $94,000, but excluding any adjustments for nonperformance risk, was approximately $2,494,000.  In the event the Company breaches any of the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $2,494,000.  This termination liability value, net of $110,000 adjustments for nonperformance risk, or $2,384,000, is included in Accrued expenses and other liabilities on the consolidated balance sheet at March 31, 2017.

Note 14 — Commitments

The Company is contractually required (i) from 2017 through 2018, to spend approximately $7,800,000 for building expansion and improvements at its property tenanted by L-3 Communications, located in Hauppauge, New York and (ii) to reimburse Regal Cinemas, a tenant in Greensboro, North Carolina, $3,000,000 if and when the tenant completes specified improvements to the property.

Note 15 — New Accounting Pronouncements

In February 2017, the FASB issued ASU No. 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope and application on the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales. The effective date of the standard will be fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted.  The Company is currently evaluating the new guidance to determine the impact, if any, it may have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which requires an entity to evaluate whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, and if that threshold is met, the asset group is not a business. It also requires a business to include at least one substantive process and narrows the definition of outputs. The effective date of the standard will be fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted. The Company has elected early adoption as of January 1, 2017, and its adoption did not have any impact on its consolidated financial statements for the three months ended March 31, 2017. In future periods, real estate acquisitions will generally be considered asset acquisitions and, as such, acquisition related costs will be capitalized to real estate assets and depreciated over the life of the building.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2017 (Continued)

Note 15 — New Accounting Pronouncements (Continued)

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The guidance replaces the current ‘incurred loss’ model with an ‘expected loss’ approach. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted after December 2018. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2017 (Continued)

Note 15 — New Accounting Pronouncements (Continued)

considerations. ASU 2014-09, ASU 2015-14 and ASU 2016-08 are herein collectively referred to as the “New Revenue Recognition Standards”.

The New Revenue Recognition Standards are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted but not before annual periods beginning after December 15, 2016. The Company anticipates adopting the New Revenue Recognition Standards on January 1, 2018, and applying the cumulative-effect adoption method. Since the Company’s revenue is primarily related to leasing activities, management does not anticipate that the adoption of the New Revenue Recognition Standards will have a material impact on the consolidated financial statements.

Note 16 — Subsequent Events

Subsequent events have been evaluated and except as disclosed below, in Note 8 (Debt Obligations) and Note 10 (Common Stock Cash Dividend), there were no other events relative to the Company’s consolidated financial statements that require additional disclosure.

On May 8, 2017, the Company sold a property in Greenwood Village, Colorado for approximately $9,100,000, net of closing costs.  At March 31, 2017, the net book value of the property’s land, building and improvements was $2,600,000, which is included in Real estate investments, net, on the consolidated balance sheet.  The Company anticipates recognizing a gain of approximately $6,500,000 during the three months ended June 30, 2017.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “could,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions or variations thereof.  Forward-looking statements should not be relied on since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements.  Investors are encouraged to review the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2016 under the caption “Item 1A. Risk Factors” for a discussion of certain factors which may cause actual results to differ materially from current expectations and are cautioned not to place undue reliance on any forward-looking statements.

Overview

We are a self-administered and self-managed real estate investment trust, incorporated in Maryland in 1982.  We acquire, own and manage a geographically diversified portfolio consisting primarily of retail (including furniture stores, supermarkets and office supply stores), industrial, restaurant, flex, health and fitness, and theater properties, many of which are leased under long-term leases.  As of March 31, 2017, we own 119 properties (including six properties owned by consolidated joint ventures and five properties owned by unconsolidated joint ventures) located in 30 states.  Based on square footage, our occupancy rate at March 31, 2017 is approximately 97.3%.

We face a variety of risks and challenges in our business. We, among other things, face the possibility that (i) we will not be able to acquire accretive properties on acceptable terms, (ii) lease our properties on favorable terms to us or at all, (iii) our tenants may not be able to pay their rental and other obligations and (iv) we may not be able to renew or relet, on acceptable terms, leases that are expiring.

We seek to manage the risk of our real property portfolio and the related financing arrangements by diversifying among types of properties, industries, locations, tenants, scheduled lease expirations and lenders.  We also use interest rate swaps to limit interest rate risk on variable rate mortgages.  Substantially all of our mortgage debt either bears interest at fixed rates or is subject to interest rate swaps, limiting our exposure to fluctuating interest rates on our outstanding mortgage debt.

We monitor the risk of tenant non-payments through a variety of approaches tailored to the applicable situation. Generally, based on our assessment of the credit risk posed by our tenants, we monitor a tenant’s financial condition through one or more of the following actions: reviewing tenant financial statements, obtaining other tenant related financial information, regular contact with tenant’s representatives, tenant credit checks and regular management reviews of our tenants. We may sell a property if the tenant’s financial condition is unsatisfactory.

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

We are sensitive to the risks facing the retail industry as a result of the growth of e-commerce.  Several of our current and former retail tenants (including Payless ShoeSource, which filed for bankruptcy in April 2017, Kmart, hhgregg, Sports Authority and Pathmark) are experiencing financial difficulty and have either sought bankruptcy protection and stopped paying rent or closed stores and may cease paying rent.  Some of the properties leased by former tenants have remained vacant for periods ranging from several months to more than a year.  See our Annual Report on Form 10-K for the year ended December 31, 2016 for further information about the challenges facing the retail industry and several of our tenants.

We are addressing our exposure to the retail industry by seeking to acquire properties that we believe capitalize on e-commerce activities, such as distribution and warehousing facilities and by being especially selective in acquiring retail properties. Approximately 43.1% of our contractual rental income (as described below) is derived from retail tenants (including 9.1%, 3.8% and 3.7% from tenants engaged in retail furniture, supermarkets and office supply activities, respectively) and 27.6%, 5.5%, 5.1%, 4.7%, 3.5% and 10.5% from industrial, restaurant, flex, health and fitness, theaters and other properties, respectively.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute currently at least 90% of ordinary taxable income to our stockholders.  We intend to comply with these requirements and to maintain our REIT status.

Our contractual rental income is approximately $65.1 million and represents, after giving effect to any abatements, concessions or adjustments, the base rent payable to us during the year ending December 31, 2017 under leases in effect at March 31, 2017. Contractual rental income excludes (i) approximately $479,000 of straight-line rent and $998,000 of amortization of intangibles; (ii) our share of the rental income payable to our unconsolidated joint ventures, which is approximately $2.8 million; and (iii) approximately $726,000 and $70,000 from properties tenanted by hhgregg, Inc. and Payless ShoeSource, respectively.

The following table sets forth scheduled lease expirations of leases for our properties as of March 31, 2017 for the periods indicated below:

Lease Expiration (1) Year Ending December 31,	Number of Expiring Leases	Approximate Square Footage Subject to Expiring Leases	Contractual Rental Income Under Expiring Leases		Percent of Contractual Rental Income Represented by Expiring Leases
2017	12	67,942	$863,631		1.3%
2018	19	299,068	2,529,414		3.9
2019	13	326,707	2,975,037		4.6
2020	10	114,446	1,660,312		2.5
2021	22	563,443	4,500,875		6.9
2022	20	1,866,633	12,260,330		18.8
2023	8	609,001	4,389,218		6.7
2024	5	377,222	2,200,754		3.4
2025	10	397,690	5,594,221		8.6
2026	11	551,229	5,245,484		8.1
2027 and thereafter	28	3,353,826	22,890,025	(2)	35.2
	158	8,527,207	$65,109,301		100.0%

(1)         Lease expirations assume tenants do not exercise existing renewal options.

(2)         Includes approximately $1.7 million of contractual rental income related to the property tenanted by L-3 Communications located in Hauppauge, New York, which lease was extended from 2022 to 2033, subject to an agreed upon building expansion and improvements expected to be completed by 2018.

Recent Developments

On May 8, 2017, we sold our vacant Greenwood Village, Colorado property previously tenanted by Sports Authority for approximately $9.1 million, net of closing costs.  We anticipate our gain from this sale, which will be recognized in the three months ended June 30, 2017, will be approximately $6.5 million.

Results of Operations

Revenues

The following table compares revenues for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	Increase (Decrease)	% Change
Revenues:
Rental income, net	$16,833	$15,056	$1,777	11.8
Tenant reimbursements	1,639	1,288	351	27.3
Total revenues	$18,472	$16,344	$2,128	13.0

Rental income, net.  The increase is due primarily to (i) $2.4 million generated by 11 properties acquired in 2016; (ii) $267,000 from a tenant whose lease commenced April 1, 2016 at our Joppa, Maryland property and (iii) $174,000 of annual percentage rent income received from a tenant, while there was no such income from this tenant in the three months ending March 31, 2016.

Offsetting the increase are decreases of (i) $643,000, representing the 2016 rental income from 12 properties sold during 2016, including a portfolio of eight convenience stores (the “Pantry Portfolio”); (ii) $263,000 resulting from the write-off of the entire balance of straight-line rent relating to two properties tenanted by hhgregg, which filed for bankruptcy protection in March 2017; and (iii) $239,000, representing the 2016 rental income from two properties formerly leased to Sports Authority and Quality Bakery which are now vacant.

Tenant reimbursements.  Real estate tax and operating expense reimbursements increased primarily from eight properties acquired in 2016. Tenant reimbursements generally relate to real estate expenses incurred in the same period.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	Increase (Decrease)	% Change
Operating expenses:
Depreciation and amortization	$5,553	$4,185	$1,368	32.7
General and administrative	2,815	2,609	206	7.9
Real estate expenses	2,704	2,175	529	24.3
Real estate acquisition costs	—	204	(204)	(100.0)
Federal excise and state taxes	88	76	12	15.8
Leasehold rent	77	77	—	—
Total operating expenses	11,237	9,326	1,911	20.5

Operating income	$7,235	$7,018	$217	3.1

Depreciation and amortization.  The increase is due primarily to (i) $750,000 of depreciation expense on the properties acquired in 2016 and (ii) the $646,000 write-off of tenant origination costs related to the hhgregg properties.

General and administrative.  Contributing to the increase are increases of: (i) $77,000 in non-cash compensation expense related to the amortization associated with the restricted stock and restricted stock unit awards and (ii) $76,000 in compensation expense primarily due to higher compensation levels.

Real estate expenses.  The increase is due primarily to an increase of $354,000 from properties acquired in 2016; most of these expenses are rebilled to tenants and are included in Tenant reimbursements. Also contributing to the increase in the three months ended March 31, 2017 were $106,000 and $271,000 of expenses related to the vacant former Quality Bakery property and the two hhgregg properties, respectively. These increases were offset by a decrease of $134,000 of expenses related to the vacant former Pathmark and Sports Authority properties.

Real estate acquisition costs.  The expense in the three months ended March 31, 2016 primarily relate to the purchase of two properties during that quarter.  In the future, as a result of the adoption of ASU 2017-01, real estate acquisitions will generally be considered asset acquisitions and, as such, acquisition related costs will be capitalized to real estate assets rather than expensed.

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	Increase (Decrease)	% Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$245	$209	$36	17.2
Prepayment costs on debt	—	(423)	(423)	(100.0)
Other income	22	13	9	69.2
Interest:
Expense	(4,389)	(4,075)	314	7.7
Amortization and write-off of deferred financing costs	(227)	(244)	(17)	(7.0)

Prepayment costs on debt.  During the three months ended March 31, 2016, these costs were incurred primarily in connection with the sale of the Pantry Portfolio and the payoff, prior to the stated maturity, of the related mortgage debt.

Interest expense.  The following table details the components of interest expense for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	Increase (Decrease)	% Change
Interest expense:
Credit line interest	$106	$128	$(22)	(17.2)
Mortgage interest	4,283	3,947	336	8.5
Total	$4,389	$4,075	$314	7.7

Credit line interest

The decrease in the three months ended March 31, 2017 is due to the $9.2 million decrease in the weighted average balance outstanding under our line of credit, offset by a 34 basis point increase in the average interest rate from 2.18% to 2.52%, as well as an increase in the unused fee resulting from the $25 million increase in our borrowing capacity in connection with the November 2016 amendment and restatement of the credit facility.

Mortgage interest

The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	Increase (Decrease)	% Change
Average interest rate on mortgage debt	4.30%	4.78%	(.48)%	(10.0)
Average principal amount of mortgage debt	$397,936	$330,620	$67,316	20.4

The increase in mortgage interest expense is due to the increase in the average principal amount of mortgage debt outstanding, offset by a decrease in the average interest rate thereon. The increase in the average balance outstanding is substantially due to the incurrence of mortgage debt in 2016 of $51.7 million in connection with properties acquired in 2016 and the financing or refinancing of $51.5 million of mortgage debt, net of refinanced amounts, in connection with properties acquired prior to 2016. The decrease in the average interest rate is due to the financing (including financings effectuated in connection with acquisitions) or refinancing in 2016 of $137.6 million of gross mortgage debt (including $34.4 million of refinanced amounts) with an average interest rate of approximately 3.7%.  There were no financings or refinancings in the three months ended March 31, 2017.

Gain on sale of real estate, net.  The gain in the three months ended March 31, 2016 was realized from the February 2016 sale of the Pantry Portfolio.

Liquidity and Capital Resources

Our sources of liquidity and capital are cash flow from operations, cash and cash equivalents, borrowings under our revolving credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of equity securities and property sales.  Our available liquidity at May 2, 2017, was approximately $99.6 million, including approximately $4.6 million of cash and cash equivalents (net of the credit facility’s required $3.0 million deposit maintenance balance) and, subject to borrowing base requirements, up to $95.0 million available under our revolving credit facility.

Liquidity and Financing

We expect to meet our (i) operating cash requirements (including debt service and dividends) principally from cash flow from operations and (ii) capital requirements, including an estimated $11 million of building expansion and improvements at several properties, from cash flow from operations, our available cash and cash equivalents and, to the extent permitted, our credit facility.

At March 31, 2017, excluding mortgage indebtedness of our unconsolidated joint ventures, we had 72 outstanding mortgages payable secured by 89 properties, in the aggregate principal amount of $396.6 million (before netting unamortized deferred financing costs).  These mortgages represent first liens on individual real estate investments with an aggregate carrying value of $613.4 million, before accumulated depreciation of $77.5 million.  After giving effect to interest rate swap agreements, the mortgage payments bear interest at fixed rates ranging from 3.02% to 7.81% (a 4.3% weighted average interest rate) and mature between 2017 and 2041 (a 9.0 year weighted average remaining term to maturity).

The following table sets forth, as of March 31, 2017, information with respect to our mortgage debt that is payable from April 1, 2017 through December 31, 2020 (excluding our unconsolidated joint ventures):

(Dollars in thousands)	2017	2018	2019	2020	Total
Amortization payments	$7,489	$10,262	$10,751	$11,499	$40,001
Principal due at maturity	9,048	10,260	3,485	3,431	26,224
Total	$16,537	$20,522	$14,236	$14,930	$66,225

At March 31, 2017, our unconsolidated joint ventures had first mortgages on four properties with outstanding balances aggregating $35.7 million, bearing interest at rates ranging from 3.49% to 5.81% (i.e., a 4.1% weighted average interest rate) and maturing between 2018 and 2025.

We intend to make debt amortization payments from operating cash flow and, though no assurance can be given that we will be successful in this regard, generally intend to refinance, extend or payoff the mortgage loans which mature in 2017 through 2020.  We intend to repay the amounts not refinanced or extended from our existing funds and sources of funds, including our available cash and our credit facility (to the extent available).

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

Credit Facility

Subject to borrowing base requirements, we can borrow up to $100 million pursuant to our revolving credit facility which is available to us for the acquisition of commercial real estate, repayment of mortgage debt, property improvements and general working capital purposes; provided, that if used for property improvements and working capital purposes, the amount outstanding for such purposes will not exceed the lesser of $15 million and 15% of the borrowing base and if used for working capital purposes, will not exceed $10 million. The facility matures December 31, 2019 and bears interest equal to the one month LIBOR rate plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 300 basis points if such ratio is greater than 65%. The applicable margin was 175 basis points at March 31, 2017 and 2016.  There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $100 million. The credit facility requires the maintenance of $3 million in average deposit balances.

The terms of our revolving credit facility include certain restrictions and covenants which limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At March 31, 2017, we were in compliance with the covenants under this facility.

Statement of Cash Flows

The following discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.

	Three Months Ended March 31,
(Amounts in thousands)	2017	2016
Cash flow provided by operating activities	$9,743	$6,012
Cash flow used in investing activities	(301)	(4,650)
Cash flow used in financing activities	(13,621)	(3,561)
Net decrease in cash and cash equivalents	(4,179)	(2,199)
Cash and cash equivalents at beginning of year	17,420	12,736
Cash and cash equivalents at end of period	$13,241	$10,537

The increase in cash flow provided by operating activities during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 is due primarily to the increase in, and the timing of, the receipt of revenues.

The decrease in cash used in investing activities during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 results primarily from a net $3.3 million used in property acquisition/disposition transactions in the three months ended March 31, 2016. There were no such transactions in three months ended March 31, 2017.

The increase in cash flow used in financing activities during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 is due primarily to the net $11.6 million of credit facility drawdowns to facilitate acquisitions, offset by the net $7.2 million in repayment/financings of mortgages payable in the three months ended March 31, 2016. The three months ended March 31, 2017 includes a $5.0 million paydown on the bank line of credit and does not include any mortgage repayments or financings.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements other than with respect to our properties located in Lakemoor and Wheaton, Illinois and Beachwood, Ohio. These properties are ground leases improved by multi-family properties and generated $888,000 of rental income during the three months ended March 31, 2017. At March 31, 2017, our maximum exposure to loss with respect to these properties is $34.0 million, representing the carrying value of the land; such leasehold positions are subordinate to an aggregate of $150.7 million of mortgage debt incurred by our tenants, the owner/operators of the multi-family properties. These owner/operators are affiliated with one another. We do not believe this type of off-balance sheet arrangement has been or will be material to our liquidity and capital resource positions. See Note 5 to our consolidated financial statements for additional information regarding these arrangements.

Funds from Operations and Adjusted Funds from Operations

We compute funds from operations, or FFO, in accordance with the ‘‘White Paper on Funds From Operations’’ issued by the National Association of Real Estate Investment Trusts (‘‘NAREIT’’) and NAREIT’s related guidance. FFO is defined in the White Paper as net income (computed in accordance with generally accepting accounting principles), excluding gains (or losses) from sales of property, plus real estate depreciation and amortization (including amortization of deferred leasing costs), plus impairment write-downs of depreciable real estate and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. In computing FFO, we do not add back to net income the amortization of costs in connection with our financing activities or depreciation of non-real estate assets. We compute adjusted funds from operations, or AFFO, by adjusting from FFO for our straight-line rent accruals and amortization of lease intangibles, deducting lease termination fees and gain on extinguishment of debt and adding back amortization of restricted stock compensation, amortization of costs in connection with our financing activities (including our share of our unconsolidated joint ventures) and debt prepayment costs. Since the NAREIT White Paper does not provide guidelines for computing AFFO, the computation of AFFO may vary from one REIT to another.

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

The table below provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
GAAP net income attributable to One Liberty Properties, Inc.	$2,865	$3,287
Add: depreciation and amortization of properties	5,474	4,124
Add: our share of depreciation of unconsolidated joint ventures	221	224
Add: amortization of deferred leasing costs	79	61
Add: Federal excise tax relating to gain on sale	—	11
Deduct: gain on sale of real estate	—	(787)
Adjustments for non-controlling interests	(33)	(37)
NAREIT funds from operations applicable to common stock	8,606	6,883
Deduct: straight-line rent accruals and amortization of lease intangibles	(186)	(761)
Add: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	8	11
Add: amortization of restricted stock compensation	742	666
Add: prepayment costs on debt	—	423
Add: amortization and write-off of deferred financing costs	227	244
Add: our share of amortization and write-off of deferred financing costs of unconsolidated joint ventures	6	7
Adjustments for non-controlling interests	5	4
Adjusted funds from operations applicable to common stock	$9,408	$7,477

The table below provides a reconciliation of net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO:

	Three Months Ended March 31,
	2017	2016
GAAP net income attributable to One Liberty Properties, Inc.	$.15	$.18
Add: depreciation and amortization of properties	.31	.25
Add: our share of depreciation of unconsolidated joint ventures	.01	.01
Add: amortization of deferred leasing costs	—	—
Add: Federal excise tax relating to gain on sale	—	—
Deduct: gain on sale of real estate	—	(.04)
Adjustments for non-controlling interests	—	—
NAREIT funds from operations per share of common stock	.47	.40
Deduct: straight-line rent accruals and amortization of lease intangibles	(.01)	(.04)
Add: amortization of restricted stock compensation	.04	.04
Add: prepayment costs on debt	—	.03
Add: amortization and write-off of deferred financing costs	.01	.01
Adjustments for non-controlling interests	—	—
Adjusted funds from operations per share of common stock	$.51	$.44

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

We use interest rate swaps to limit interest rate risk on variable rate mortgages. These swaps are used for hedging purposes-not for speculation. We do not enter into interest rate swaps for trading purposes.  At March 31, 2017, our aggregate liability in the event of the early termination of our swaps was $2.5 million.

At March 31, 2017, we had 32 interest rate swap agreements outstanding (including two held by three of our unconsolidated joint ventures). The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of March 31, 2017, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have increased by approximately $8.7 million and the net unrealized loss on derivative instruments would have decreased by $8.7 million.  If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have decreased by approximately $9.4 million and the net unrealized loss on derivative instruments would have increased by $9.4 million. These changes would not have any impact on our net income or cash.

Our mortgage debt, after giving effect to interest rate swap agreements, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.

Our variable rate credit facility is sensitive to interest rate changes. At March 31, 2017, a 100 basis point increase of the interest rate on this facility would increase our related interest costs over the next twelve months by approximately $50,000 and a 100 basis point decrease of the interest rate would decrease our related interest costs over the next twelve months by approximately $39,000.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: May 9, 2017	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: May 9, 2017	/s/ David W. Kalish
David W. Kalish
Senior Vice President and Chief Financial Officer
(principal financial officer)