Form 10-Q
period 2017-06-30
ONE LIBERTY PROPERTIES INC
filed 2017-08-08
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC   20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

As of August 3, 2017, the registrant had 18,629,993 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Real estate investments, at cost
Land	$210,281	$211,432
Buildings and improvements	552,628	536,633
Total real estate investments, at cost	762,909	748,065
Less accumulated depreciation	101,189	96,852
Real estate investments, net	661,720	651,213

Properties held-for-sale	11,652	—
Investment in unconsolidated joint ventures	10,771	10,833
Cash and cash equivalents	14,384	17,420
Restricted cash	647	643
Unbilled rent receivable	13,674	13,797
Unamortized intangible lease assets, net	33,054	32,645
Escrow, deposits and other assets and receivables	5,737	6,894
Total assets	$751,639	$733,445

Liabilities and Equity
Liabilities:
Mortgages payable, net of $3,936 and $4,294 of deferred financing costs, respectively	$395,284	$394,898
Line of credit, net of $780 and $936 of deferred financing costs, respectively	25,720	9,064
Dividends payable	7,934	7,806
Accrued expenses and other liabilities	10,896	10,470
Unamortized intangible lease liabilities, net	18,430	19,280
Total liabilities	458,264	441,518

Commitments and contingencies

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized; 17,843 and 17,600 shares issued and outstanding	17,843	17,600
Paid-in capital	266,719	262,511
Accumulated other comprehensive loss	(1,389)	(1,479)
Accumulated undistributed net income	8,492	11,501
Total One Liberty Properties, Inc. stockholders’ equity	291,665	290,133
Non-controlling interests in consolidated joint ventures	1,710	1,794
Total equity	293,375	291,927
Total liabilities and equity	$751,639	$733,445

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental income, net	$16,720	$15,594	$33,553	$30,650
Tenant reimbursements	1,693	1,639	3,332	2,927
Total revenues	18,413	17,233	36,885	33,577

Operating expenses:
Depreciation and amortization	5,190	4,398	10,743	8,583
General and administrative (see Note 10 for related party information)	2,893	2,671	5,708	5,280
Real estate expenses (see Note 10 for related party information)	2,371	2,159	5,075	4,334
Real estate acquisition costs	—	244	—	448
Federal excise and state taxes	224	78	312	154
Leasehold rent	77	77	154	154
Total operating expenses	10,755	9,627	21,992	18,953

Operating income	7,658	7,606	14,893	14,624

Other income and expenses:
Equity in earnings of unconsolidated joint ventures	206	357	451	566
Prepayment costs on debt	—	(154)	—	(577)
Other income	320	56	342	69
Interest:
Expense	(4,532)	(4,114)	(8,921)	(8,189)
Amortization and write-off of deferred financing costs	(227)	(210)	(454)	(455)
Income before gain on sale of real estate, net	3,425	3,541	6,311	6,038
Gain on sale of real estate, net	6,568	8,918	6,568	9,705

Net income	9,993	12,459	12,879	15,743

Net income attributable to non-controlling interests	(21)	(18)	(42)	(16)
Net income attributable to One Liberty Properties, Inc.	$9,972	$12,441	$12,837	$15,727

Weighted average number of common shares outstanding:
Basic	17,824	16,579	17,788	16,484
Diluted	17,938	16,686	17,902	16,591

Per common share attributable to common stockholders:
Basic	$.54	$.72	$.69	$.92
Diluted	$.54	$.72	$.69	$.91

Cash distributions declared per share of common stock	$.43	$.41	$.86	$.82

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$9,993	$12,459	$12,879	$15,743

Other comprehensive (loss) gain
Reclassification of gain on available-for-sale securities included in net income	—	(29)	—	(27)
Net unrealized (loss) gain on derivative instruments	(510)	(2,294)	68	(6,195)
One Liberty Properties Inc.’s share of joint venture net unrealized (loss) gain on derivative instruments	(5)	(31)	23	(136)
Other comprehensive (loss) gain	(515)	(2,354)	91	(6,358)

Comprehensive income	9,478	10,105	12,970	9,385
Net income attributable to non-controlling interests	(21)	(18)	(42)	(16)
Adjustment for derivative instruments attributable to non- controlling interests	2	5	(1)	20

Comprehensive income attributable to One Liberty Properties, Inc.	$9,459	$10,092	$12,927	$9,389

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Undistributed Net Income	Non- Controlling Interests in Consolidated Joint Ventures	Total
Balances, December 31, 2015	$16,292	$232,378	$(4,390)	$16,215	$1,931	$262,426
Distributions - common stock Cash - $.82 per share	—	—	—	(14,085)	—	(14,085)
Shares issued through equity offering program — net	258	5,549	—	—	—	5,807
Restricted stock vesting	73	(73)	—	—	—	—
Shares issued through dividend reinvestment plan	63	1,245	—	—	—	1,308
Contribution from non-controlling interest	—	—	—	—	30	30
Distributions to non-controlling interests	—	—	—	—	(225)	(225)
Compensation expense - restricted stock	—	1,406	—	—	—	1,406
Net income	—	—	—	15,727	16	15,743
Other comprehensive loss	—	—	(6,338)	—	(20)	(6,358)
Balances, June 30, 2016	$16,686	$240,505	$(10,728)	$17,857	$1,732	$266,052

Balances, December 31, 2016	$17,600	$262,511	$(1,479)	$11,501	$1,794	$291,927
Distributions - common stock Cash - $.86 per share	—	—	—	(15,846)	—	(15,846)
Shares issued through equity offering program — net	32	617	—	—	—	649
Restricted stock vesting	118	(118)	—	—	—	—
Shares issued through dividend reinvestment plan	93	2,052	—	—	—	2,145
Distributions to non-controlling interests	—	—	—	—	(127)	(127)
Compensation expense - restricted stock	—	1,657	—	—	—	1,657
Net income	—	—	—	12,837	42	12,879
Other comprehensive income	—	—	90	—	1	91
Balances, June 30, 2017	$17,843	$266,719	$(1,389)	$8,492	$1,710	$293,375

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$12,879	$15,743
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	(6,568)	(9,705)
Gain on available-for-sale securities	—	(27)
Prepayment costs on debt	—	577
Loss on derivative instrument reclassified into interest expense	118	—
Increase in unbilled rent receivable	(344)	(1,141)
Write-off of unbilled rent receivable	362	7
Bad debt expense	310	190
Amortization and write-off of intangibles relating to leases, net	(422)	(294)
Amortization of restricted stock expense	1,657	1,406
Equity in earnings of unconsolidated joint ventures	(451)	(566)
Distributions of earnings from unconsolidated joint ventures	396	394
Depreciation and amortization	10,743	8,583
Amortization and write-off of deferred financing costs	454	455
Payment of leasing commissions	(36)	(874)
Decrease (increase) in escrow, deposits, other assets and receivables	572	(1,015)
Increase (decrease) in accrued expenses and other liabilities	551	(1,521)
Net cash provided by operating activities	20,221	12,212

Cash flows from investing activities:
Purchase of real estate	(35,432)	(47,268)
Improvements to real estate	(643)	(2,041)
Net proceeds from sale of real estate	9,173	40,051
Net proceeds from sale of available-for-sale securities	—	33
Distributions of capital from unconsolidated joint ventures	141	253
Net cash used in investing activities	(26,761)	(8,972)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(5,162)	(4,216)
Repayment of mortgages payable	—	(38,115)
Proceeds from mortgage financings	5,190	63,700
Proceeds from sale of common stock, net	649	5,807
Proceeds from bank line of credit	26,500	39,500
Repayment on bank line of credit	(10,000)	(32,400)
Issuance of shares through dividend reinvestment plan	2,145	1,308
Refund (payment) of financing costs	27	(1,334)
Prepayment costs on debt	—	(577)
Capital contributions from non-controlling interests	—	30
Distributions to non-controlling interests	(127)	(225)
Cash distributions to common stockholders	(15,718)	(13,897)
Net cash provided by financing activities	3,504	19,581

Net (decrease) increase in cash and cash equivalents	(3,036)	22,821
Cash and cash equivalents at beginning of year	17,420	12,736
Cash and cash equivalents at end of period	$14,384	$35,557

Continued on next page

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

	Six Months Ended June 30,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$8,719	$8,207
Cash paid during the period for income taxes	46	26
Cash paid during the period for Federal excise tax	—	190

Supplemental schedule of non-cash investing activities:
Purchase accounting allocation — intangible lease assets	$4,008	$3,967
Purchase accounting allocation — intangible lease liabilities	(158)	(336)

See accompanying notes to consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2017

Note 1 — Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland.  OLP is a self-administered and self-managed real estate investment trust (“REIT”).  OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of retail, industrial, restaurant, health and fitness, and theater properties, many of which are subject to long-term net leases.  As of June 30, 2017, OLP owns 121 properties, including six properties owned by consolidated joint ventures and five properties owned by unconsolidated joint ventures. The 121 properties are located in 31 states.

Note 2 — Summary Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in OLP’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

June 30, 2017 (Continued)

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

The Company periodically reviews its investments in unconsolidated joint ventures for other-than-temporary losses in investment value. Any decline that is not expected to be recovered based on the underlying assets of the investment is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. During the three and six months ended June 30, 2017, there was no impairment charge related to the Company’s investments in unconsolidated joint ventures.

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

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2017 (Continued)

Note 2 — Summary Accounting Policies (Continued)

Reclassifications

Certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current period’s presentation, primarily to change the presentation of Gain on sale of real estate, net on the consolidated statement of operations for the three and six months ended June 30, 2016. The Company has included a caption for Income before gain on sale of real estate, net, to present gain and losses on sales of properties in accordance with the Securities and Exchange Commission Rule 3-15(a) of Regulation S-X. The change was made for the three and six months ended June 30, 2016 because, as prescribed by ASC 360-10-45-5, such gains from sale of real estate were not included as a component of Operating income.  Such change was determined to be immaterial to the consolidated financial statements.

Note 3 — Earnings Per Common Share

Basic earnings per share was determined by dividing net income allocable to common stockholders for each period by the weighted average number of shares of common stock outstanding during the applicable period. Net income is also allocated to the unvested restricted stock outstanding during each period, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. Unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders, other than the holders of unvested restricted stock. As of June 30, 2017, the shares of common stock underlying the restricted stock units awarded under the Pay-for-Performance program are excluded from the basic earnings per share calculation, as these units are not participating securities. See Note 13 for information regarding the Pay-for-Performance program.

Diluted earnings per share reflects the potential dilution that could occur if securities or other rights exercisable for, or convertible into, common stock were exercised or converted or otherwise resulted in the issuance of common stock that shared in the earnings of the Company.  For the three and six months ended June 30, 2017 and 2016, the diluted weighted average number of shares of common stock includes 113,584 and 107,000 shares, respectively (of an aggregate of 200,000 shares) of common stock underlying the restricted stock units awarded pursuant to the Pay-For-Performance program.  For the three and six months ended June 30, 2017 and 2016, these amounts include (i) 100,000 and 100,000 shares, respectively, issuable upon satisfaction of a total stockholder return metric and (ii) 13,584 and 7,000 shares, respectively, issuable upon satisfaction of a return on capital metric.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2017 (Continued)

Note 3 — Earnings Per Common Share (Continued)

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator for basic and diluted earnings per share:
Net income	$9,993	$12,459	$12,879	$15,743
Less net income attributable to non-controlling interests	(21)	(18)	(42)	(16)
Less earnings allocated to unvested restricted stock (a)	(332)	(436)	(533)	(554)
Net income available for common stockholders, basic and diluted	$9,640	$12,005	$12,304	$15,173

Denominator for basic earnings per share:
Weighted average common shares	17,824	16,579	17,788	16,484
Effect of diluted securities:
Restricted stock units awarded under Pay-for-Performance program	114	107	114	107
Denominator for diluted earnings per share:
Weighted average shares	17,938	16,686	17,902	16,591

Earnings per common share, basic	$.54	$.72	$.69	$.92
Earnings per common share, diluted	$.54	$.72	$.69	$.91

Net income attributable to One Liberty Properties, Inc. common stockholders, net of non-controlling interests	$9,972	$12,441	$12,837	$15,727

(a)         Represents an allocation of distributed earnings to unvested restricted stock which, as participating securities, are entitled to receive dividends.

Note 4 — Real Estate Acquisitions

In January 2017, the Company adopted ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which requires an entity to evaluate whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, and if that threshold is met, the asset group is not a business.  The Company analyzed the real estate acquisitions made during the six months ended June 30, 2017 and determined the gross assets acquired are concentrated in a single identifiable asset.  Therefore, the transactions do not meet the definition of a business and are accounted for as asset acquisitions.  In accordance with this guidance, direct transaction costs associated with these asset acquisitions have been capitalized to real estate assets and depreciated over the respective useful lives.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2017 (Continued)

Note 4 — Real Estate Acquisitions (Continued)

The following chart details the Company’s acquisitions of real estate during the six months ended June 30, 2017 (amounts in thousands):

Description of Property	Date Acquired	Contract Purchase Price	Terms of Payment	Third Party Real Estate Acquisition Costs (a)
Forbo industrial facility, Huntersville, North Carolina	May 25, 2017	$8,700	Cash and $5,190 mortgage (b)	$58
Saddle Creek Logistics industrial facility, Pittston, Pennsylvania	June 9, 2017	11,750	All cash	199
Corporate Woods industrial facility, Ankeny, Iowa	June 20, 2017	14,700	All cash (c)	25
Totals		$35,150		$282

(a)   Transaction costs incurred with these asset acquisitions were capitalized.

(b)   The new mortgage debt was obtained simultaneously with the acquisition of the property.

(c)   In July 2017, the Company obtained new mortgage debt of $8,820.

The following chart details the allocation of the purchase price for the Company’s acquisitions of real estate during the six months ended June 30, 2017 (amounts in thousands):

			Building	Intangible Lease
Description of Property	Land	Building	Improvements	Asset	Liability	Total
Forbo industrial facility, Huntersville, North Carolina	$1,044	$6,440	$222	$1,052	$—	$8,758
Saddle Creek Logistics industrial facility, Pittston, Pennsylvania	999	9,675	247	1,028	—	11,949
Corporate Woods industrial facility, Ankeny, Iowa	1,351	11,417	187	1,928	(158)	14,725
Totals	$3,394	$27,532	$656	$4,008	$(158)	$35,432

As of June 30, 2017, the weighted average amortization for the 2017 acquisitions is 7.3 years and 12.7 years for the intangible lease assets and intangible lease liabilities, respectively. The Company assessed the fair value of the lease intangibles based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 (as defined in Note 14) in the fair value hierarchy.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2017 (Continued)

Note 5 — Sale of Properties and Properties Held-for-Sale

Sale of Properties

The following chart details the Company’s sales of real estate during the six months ended June 30, 2017 and 2016 (amounts in thousands):

Description of Property	Date Sold	Gross Sales Price	Gain on Sale of Real Estate, Net
Retail property, Greenwood Village, Colorado	May 8, 2017	$9,500	$6,568

Portfolio of eight retail properties, Louisiana and Mississippi	February 1, 2016	$13,750	$787
Retail property, Killeen, Texas	May 19, 2016	3,100	980
Land, Sandy Springs, Georgia	June 15, 2016	8,806	2,278
Industrial property, Tomlinson, Pennsylvania	June 30, 2016	14,800	5,660
Totals — six months ended June 30, 2016		$40,456	$9,705

Properties Held-for-Sale

In June 2017, the Company entered into a contract to sell a retail property, tenanted by Kohls and located in Kansas City, Missouri, for $10,250,000. The property was sold on July 14, 2017.  At June 30, 2017, the Company classified the $7,909,000 net book value of the property’s land, building, improvements, unbilled rent receivable, unamortized intangible lease assets and liabilities as Properties held-for-sale in the accompanying balance sheet.  The sale resulted in a gain of approximately $2,181,000, which will be included in Gain on sale of real estate, net, for the three and nine months ending September 30, 2017.  See Note 14 for information on the payoff of the mortgage on this property and the early termination of the interest rate swap derivative.

In June 2017, the Company entered into a contract to sell a vacant retail property located in Niles, Illinois previously tenanted by hhgregg, Inc. for $5,000,000 and the buyer’s right to terminate the contract without penalty expired on June 28, 2017.   At June 30, 2017, the Company classified the $3,743,000 net book value of the property’s land, building and improvements as Properties held-for-sale in the accompanying balance sheet.  The sale is expected to close during the three months ending September 30, 2017.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2017 (Continued)

Note 6 — Variable Interest Entities, Contingent Liabilities and Consolidated Joint Ventures

Variable Interest Entities — Ground Leases

The Company determined that with respect to the properties identified in the table below, it has a variable interest through its ground leases and the three owner/operators (which are affiliated with one another) are VIEs because their equity investment at risk is insufficient to finance its activities without additional subordinated financial support. The Company further determined that it is not the primary beneficiary of any of these VIEs because the Company has shared power over certain activities that most significantly impact the owner/operator’s economic performance (i.e., shared rights on the sale of the property) and therefore, does not consolidate these VIEs for financial statement purposes. Accordingly, the Company accounts for these investments as land and the revenues from the ground leases as Rental income, net. Such rental income amounted to $917,000 and $1,804,000 for the three and six months ended June 30, 2017, respectively, and $434,000 and $862,000 for the three and six months ended June 30, 2016, respectively. Included in these amounts, for the three and six months ended June 30, 2016, is rental income for a similarly structured transaction for a property located in Sandy Springs, Georgia, amounting to $157,000 and $308,000, respectively, which the Company sold in June 2016 (see Note 5).

The following chart details the VIEs through the Company’s ground leases and the aggregate carrying amount and maximum exposure to loss as of June 30, 2017 (dollars in thousands):

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

June 30, 2017 (Continued)

Note 6 — Variable Interest Entities, Contingent Liabilities and Consolidated Joint Ventures (Continued)

Pursuant to the terms of the ground lease for the Wheaton, Illinois property, the owner/operator is obligated to make certain unit renovations as and when units become vacant. Cash reserves to cover such renovation work, received by the Company in conjunction with the purchase of the property, are disbursed when the unit renovations are completed. The related cash reserve balance for this property was $527,000 and $643,000 at June 30, 2017 and December 31, 2016, respectively, and is included in Restricted cash on the consolidated balance sheets.

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

The following is a summary of the consolidated VIEs’ carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	June 30, 2017	December 31, 2016
Land	$17,844	$17,844
Buildings and improvements, net of accumulated depreciation of $3,261 and $2,732, respectively	32,286	32,535
Cash	1,115	1,796
Unbilled rent receivable	832	775
Unamortized intangible lease assets, net	1,401	1,595
Escrow, deposits and other assets and receivables	715	1,355
Mortgages payable, net of unamortized deferred financing costs of $488 and $539, respectively	32,694	33,121
Accrued expenses and other liabilities	801	893
Unamortized intangible lease liabilities, net	2,107	2,200
Accumulated other comprehensive loss	(56)	(70)
Non-controlling interests in consolidated joint ventures	1,710	1,794

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2017 (Continued)

Note 6 — Variable Interest Entities, Contingent Liabilities and Consolidated Joint Ventures (Continued)

At June 30, 2017, MCB Real Estate, LLC and its affiliates (‘‘MCB’’) are the Company’s joint venture partner in four consolidated joint ventures in which the Company has an aggregate equity investment of approximately $9,726,000. The Company’s equity investment in its two other consolidated joint ventures is approximately $7,211,000.

A joint venture with MCB, in which the Company has a net equity investment of $2,815,000, owns a vacant property formerly operated as a Pathmark supermarket in Philadelphia, Pennsylvania.   At June 30, 2017, the mortgage debt on, and the net book value of, such property is $4,337,000 and $7,083,000, respectively. In 2015, this tenant filed for Chapter 11 bankruptcy protection, rejected the lease and vacated the property. Real estate expenses for this property were $48,000 and $118,000 for the three and six months ended June 30, 2017, respectively, and $58,000 and $172,000 for the three and six months ended June 30, 2016, respectively. Mortgage interest for this property was $43,000 and $85,000 for the three and six months ended June 30, 2017, respectively, and $44,000 and $87,000 for the three and six months ended June 30, 2016, respectively. The Company has determined that no impairment charge is required currently with respect to this property.

Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and may not be pro rata to the equity interest each partner has in the applicable venture.

Note 7 — Investment in Unconsolidated Joint Ventures

At June 30, 2017 and December 31, 2016, the Company’s five unconsolidated joint ventures each owned and operated one property.  The Company’s equity investment in such unconsolidated joint ventures at such dates totaled $10,771,000 and $10,833,000, respectively.  The Company recorded equity in earnings of $206,000 and $451,000 for the three and six months ended June 30, 2017, respectively, and $357,000 and $566,000  for the three and six months ended June 30, 2016, respectively.

At June 30, 2017, MCB is the Company’s joint venture partner in one of these unconsolidated joint ventures in which the Company has an equity investment of $8,277,000.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2017 (Continued)

Note 8  — Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of a tenant to make required rent and other payments.  If the financial condition of a specific tenant were to deteriorate, adversely impacting its ability to make payments, allowances may be required.  At June 30, 2017 and December 31, 2016, there was no balance in allowance for doubtful accounts.

The Company records bad debt expense as a reduction of rental income and/or tenant reimbursements.

The Company recorded bad debt expense of $15,000 and $310,000 during the three and six months ended June 30, 2017, respectively.   Such bad debt expense related to rental income and tenant reimbursements due from tenants at four properties that filed for Chapter 11 bankruptcy protection.  Each tenant accounted for less than 1% of rental income for each of the three and six months ended June 30, 2017 and 2016.  In addition, during the six months ended June 30, 2017, the Company wrote-off (i) $362,000 of unbilled straight-line rent receivable and $67,000 of unamortized intangible lease assets as a reduction to rental income and (ii) $884,000 of tenant origination costs as an increase to depreciation expense related to these tenants.  The Company has determined that no impairment charge is required with respect to these properties, which at June 30, 2017, had an aggregate net book value of $8,516,000.

The Company recorded bad debt expense of $37,000 and $190,000 during the three and six months ended June 30, 2016, respectively, related to rental income and tenant reimbursements due from Sports Authority, the former tenant at its Greenwood Village, Colorado property, that filed for Chapter 11 bankruptcy in March 2016.  This tenant accounted for less than 1% of the Company’s rental income for the three and six months ended June 30, 2016.  The Company sold this property in May 2017 (see Note 5).

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2017 (Continued)

Note 9 — Debt Obligations

Mortgages Payable

The following table details the Mortgages payable, net, balances per the consolidated balance sheets at June 30, 2017 and December 31, 2016 (amounts in thousands):

	June 30, 2017	December 31, 2016
Mortgages payable, gross	$399,220	$399,192
Unamortized deferred financing costs	(3,936)	(4,294)
Mortgages payable, net	$395,284	$394,898

Line of Credit

The Company has a credit facility with Manufacturers & Traders Trust Company, People’s United Bank, VNB New York, LLC, and Bank Leumi USA, pursuant to which the Company may borrow up to $100,000,000, subject to borrowing base requirements.  The facility, which matures December 31, 2019, provides that the Company pay an interest rate equal to the one month LIBOR rate plus an applicable margin ranging from 175 basis points to 300 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility.  At June 30, 2017 and 2016, the applicable margin was 175 basis points.  An unused facility fee of .25% per annum applies to the facility.  The average interest rate on the facility was approximately 2.67% and 2.19% for the six months ended June 30, 2017 and 2016, respectively.  The Company was in compliance with all covenants at June 30, 2017.

The following table details the Line of credit, net, balances per the consolidated balance sheets at June 30, 2017 and December 31, 2016 (amounts in thousands):

	June 30, 2017	December 31, 2016
Line of credit, gross	$26,500	$10,000
Unamortized deferred financing costs	(780)	(936)
Line of credit, net	$25,720	$9,064

At August 2, 2017, there was an outstanding balance of $14,400,000 (before unamortized deferred financing costs) under the facility.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2017 (Continued)

Note 10 — Related Party Transactions

Compensation and Services Agreement

Pursuant to the compensation and services agreement with Majestic Property Management Corp. (‘‘Majestic’’), the Company pays fees to Majestic and Majestic provides to the Company the services of all affiliated executive, administrative, legal, accounting, clerical and property management personnel, as well as property acquisition, sale and lease consulting and brokerage services, consulting services with respect to mortgage financings and construction supervisory services. Majestic is wholly-owned by the Company’s vice-chairman and certain of the Company’s executive officers are officers of, and are compensated by, Majestic.  The fee the Company pays Majestic is negotiated each year by Majestic and the Compensation and Audit Committees of the Company’s Board of Directors, and is approved by such committees and the independent directors.

In consideration for the services described above, the Company paid Majestic $664,000  and $1,329,000 for the three and six months ended June 30, 2017, respectively and $623,000 and $1,226,000 for the three and six months ended June 30, 2016, respectively.  Included in these fees are $284,000 and $570,000 of property management costs for the three and six months ended June 30, 2017, respectively, and $261,000 and $503,000 for the three and six months ended June 30, 2016, respectively.  The property management fee portion of the compensation and services agreement is paid based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively.  The Company does not pay Majestic property management fees with respect to properties managed by third parties.  Majestic credits against the fees due to it under the compensation and services agreement any management or other fees received by it from any joint venture in which the Company is a joint venture partner. The compensation and services agreement also provides for an additional payment to Majestic of $54,000 and $108,000 for the three and six months ended June 30, 2017, respectively, and $49,000 and $98,000 for the three and six months ended June 30, 2016, respectively, for the Company’s share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies. The Company does not pay any fees or expenses to Majestic for such services except for the fees described in this paragraph.

Executive officers and others providing services to the Company under the compensation and services agreement were awarded shares of restricted stock and restricted stock units under the Company’s stock incentive plans (described in Note 13). The costs of the plans charged to the Company’s operations applicable to the executive officers and others providing services under the compensation and services agreement amounted to $386,000 and $768,000 for the three and six months ended June 30, 2017, respectively, and $382,000 and $726,000 for the three and six months ended June 30, 2016, respectively.

The fees paid under the compensation and services agreement (except for the property management fees which are included in Real estate expenses) and the costs of the stock incentive plans are included in General and administrative expense on the consolidated statements of income for the three and six months ended June 30, 2017 and 2016.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2017 (Continued)

Note 10 — Related Party Transactions (Continued)

Joint Venture Partners and Affiliates

The Company paid an aggregate of $33,000 and $82,000 for the three and six months ended June 30, 2017, respectively, and $36,000 and $88,000 for the three and six months ended June 30, 2016, respectively, to the partners or their affiliates (none of whom are officers, directors or employees of the Company) of its consolidated joint ventures for property management fees, which are included in Real estate expenses on the consolidated statements of income.

The Company’s unconsolidated joint ventures paid management fees of $42,000 and $87,000 for the three and six months ended June 30, 2017, respectively, and $37,000 and $72,000 for the three and six months ended June 30, 2016, respectively, to the other partner of the venture, which reduced Equity in earnings of unconsolidated joint ventures on the consolidated statements of income by $21,000 and $44,000 for the three and six months ended June 30, 2017, respectively, and $19,000 and $36,000 for the three and six months ended June 30, 2016, respectively.

Other

For 2017 and 2016, the Company paid quarterly fees of (i) $69,000 and $65,625 to the Company’s chairman, respectively, and (ii) $27,500 and $26,250 to the Company’s vice-chairman, respectively. These fees are included in General and administrative expenses on the consolidated statements of income.

The Company obtains its property insurance in conjunction with Gould Investors L.P. (“Gould Investors”), a related party and reimburses Gould Investors annually for the Company’s insurance cost relating to its properties.  Included in Real estate expenses on the consolidated statements of income is insurance expense of $174,000 and $347,000 for the three and six months ended June 30, 2017, respectively, and $101,000 and $202,000 for the three and six months ended June 30, 2016, respectively, of amounts reimbursed to Gould Investors in prior periods.

Note 11 — Common Stock Cash Dividend

On June 14, 2017, the Board of Directors declared a quarterly cash dividend of $.43 per share on the Company’s common stock, totaling $7,934,000. The quarterly dividend was paid on July 7, 2017 to stockholders of record on June 26, 2017.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2017 (Continued)

Note 12 — Shares Issued through Equity Offering Program

During the three months ended March 31, 2017, pursuant to its amended and restated equity offering sales agreement (the “2014 Agreement”) dated March 20, 2014 with Deutsche Bank Securities (“Deutsche Bank”), the Company sold 27,800 shares of common stock for proceeds of $692,000, net of commissions of $7,000, and incurred offering costs of $16,000 for professional fees. No shares were or will be sold subsequent to March 31, 2017 under the 2014 Agreement.

On May 10, 2017, the Company entered into a new equity offering sales agreement with Deutsche Bank (the “2017 Agreement”) to sell shares of the Company’s common stock from time to time with an aggregate sales price of up to $50,000,000, through an “at the market” equity offering program. Through June 30, 2017, the Company sold 4,200 shares under the 2017 Agreement, for proceeds of $99,000, net of commissions of $1,000, and incurred offering costs of $126,000 for professional fees. Subsequent to June 30, 2017, the Company sold 5,806 shares for proceeds of $137,000, net of commissions of $1,400.

Note 13 — Stock Based Compensation

The Company’s 2016 Incentive Plan (‘‘Plan’’), approved by the Company’s stockholders in June 2016, permits the Company to grant, among other things, stock options, restricted stock,  restricted stock units, performance share awards and dividend equivalent rights and any one or more of the foregoing to its employees, officers, directors and consultants. A maximum of 750,000 shares of the Company’s common stock is authorized for issuance pursuant to this Plan, of which, as of June 30, 2017, 140,100 shares had been issued, 100 shares were forefeited and 3,000 shares had vested.

Under the Company’s 2012 Incentive Plan, as of June 30, 2017, 500,700 shares had been issued, 3,350 shares were forfeited and 21,450 shares had vested. No additional awards may be granted under this plan.

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

In 2010, restricted stock units exchangeable for 200,000 shares of common stock (the “Units”) were awarded pursuant to the Company’s Pay-for-Performance program adopted under the Company’s 2009 Incentive Plan. The holders of Units are not entitled to dividends or to vote the underlying shares until the Units vest and shares are issued. Accordingly, for financial statement purposes, the shares underlying the Units are not included in the shares shown as outstanding on the balance sheet. Though they are deemed to have vested  as of June 30, 2017, they had not been issued. In August 2017, the Compensation Committee determined that the performance metrics with respect to 113,584 shares of common stock issuable pursuant to the restricted stock units had been satisfied — accordingly, these

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2017 (Continued)

Note 13 — Stock Based Compensation (Continued)

shares were issued and restricted stock units with respect to the 86,416 share balance were forfeited.

The following is a summary of the activity of the equity incentive plans excluding, except as otherwise noted, the 200,000 Units:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Restricted stock grants	—	—	140,100	139,225
Per share grant price	—	—	$24.75	$21.74
Deferred compensation to be recognized over vesting period	—	—	$3,467,000	$3,027,000

Number of non-vested shares:
Non-vested beginning of period	626,400	605,000	591,750	538,755
Grants	—	—	140,100	139,225
Vested during period	(13,500)	—	(118,450)	(72,730)
Forfeitures	—	—	(500)	(250)
Non-vested end of period	612,900	605,000	612,900	605,000

The following information includes the 200,000 Units:
Average per share value of non-vested shares (based on grant price)	$22.75	$18.00	$22.75	$18.00
Value of stock vested during the period (based on grant price)	$1,248,000	$—	$3,008,000	$1,177,000
Average per share value of shares forfeited during the period (based on grant price)	$8.29	$—	$8.37	$21.05

The total charge to operations for all incentive plans is as follows:
Outstanding restricted stock grants	$878,000	$641,000	$1,571,000	$1,291,000
Outstanding restricted stock units	37,000	99,000	86,000	115,000
Total charge to operations	$915,000	$740,000	$1,657,000	$1,406,000

As of June 30, 2017, there were $7,584,000 of total compensation costs related to non-vested awards that have not yet been recognized.  These compensation costs will be charged to General and administrative expense over the remaining respective vesting periods. The weighted average vesting period is 2.7 years for the restricted stock.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2017 (Continued)

Note 14 — Fair Value Measurements

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

At June 30, 2017, the $414,925,000 estimated fair value of the Company’s mortgages payable is greater than their $399,220,000 carrying value (before unamortized deferred financing costs) by approximately $15,705,000 assuming a blended market interest rate of 3.67% based on the 8.8 year weighted average remaining term to maturity of the mortgages.  At December 31, 2016, the $413,916,000 estimated fair value of the Company’s mortgages payable is greater than their $399,192,000 carrying value (before unamortized deferred financing costs) by approximately $14,724,000 assuming a blended market interest rate of 3.74% based on the 9.3 year weighted average remaining term to maturity of the mortgages.

At June 30, 2017 and December 31, 2016, the carrying amount of the Company’s line of credit (before unamortized deferred financing costs) of $26,500,000 and $10,000,000, respectively, approximates its fair value.

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

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2017 (Continued)

Note 14 — Fair Value Measurements (Continued)

Fair Value on a Recurring Basis

The fair value of the Company’s derivative financial instruments, using Level 2 inputs, was determined to be the following (amounts in thousands) :

	As of	Carrying and Fair Value
Financial assets:
Interest rate swaps	June 30, 2017	$1,071
	December 31, 2016	1,257
Financial liabilities:
Interest rate swaps	June 30, 2017	$2,563
	December 31, 2016	2,695

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty. As of June 30, 2017, the Company has assessed and determined the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company determined its derivative valuation is classified in Level 2 of the fair value hierarchy.

As of June 30, 2017, the Company had entered into 30 interest rate derivatives, all of which were interest rate swaps, related to 30 outstanding mortgage loans with an aggregate $140,017,000 notional amount and mature between 2018 and 2028 (weighted average remaining term to maturity of 7.4 years).  Such interest rate swaps, 29 of which were designated as cash flow hedges, converted LIBOR based variable rate mortgages to fixed annual rate mortgages (with interest rates ranging from 3.02% to 5.75% and a weighted average interest rate of 4.16% at June 30, 2017).  The fair value of the Company’s derivatives in asset and liability positions are reflected as other assets or other liabilities on the consolidated balance sheets.  The Company discontinued hedge accounting on one of its interest rate swaps (see discussion following the table below).

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2017 (Continued)

Note 14 — Fair Value Measurements (Continued)

Three of the Company’s unconsolidated joint ventures, in which wholly-owned subsidiaries of the Company are 50% partners, had two interest rate derivatives outstanding at June 30, 2017 with an aggregate $10,620,000 notional amount.  These interest rate swaps, which were designated as cash flow hedges, have interest rates of 3.49% and 5.81% and mature in 2022 and 2018, respectively.

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
One Liberty Properties, Inc. and Consolidated subsidiaries
Amount of loss recognized on derivatives in Other comprehensive loss	$(1,055)	$(3,079)	$(986)	$(7,582)
Amount of loss reclassification from Accumulated other comprehensive loss into Interest expense	(545)	(785)	(1,054)	(1,387)

Unconsolidated Joint Ventures (Company’s share)
Amount of loss recognized on derivatives in Other comprehensive loss	$(21)	$(55)	$(12)	$(185)
Amount of loss reclassification from Accumulated other comprehensive loss into Equity in earnings of unconsolidated joint ventures	(16)	(24)	(35)	(49)

On July 14, 2017, in connection with the sale of a property tenanted by Kohls and located  in Kansas City, Missouri, the Company paid off the mortgage and terminated the related interest rate swap.  In June 2017, the Company discontinued hedge accounting on this interest rate swap as the hedged forecasted transaction became probable not to occur.  As a result, the Company accelerated the reclassification of $118,000 from accumulated other comprehensive loss to interest expense for the three and six months ended June 30, 2017.  No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges for the three and six months ended June 30, 2016.  During the twelve months ending June 30, 2018, the Company estimates an additional $1,121,000 will be reclassified from other accumulated other comprehensive loss as an increase to interest expense and $37,000 will be reclassified from accumulated other comprehensive loss as a decrease to equity in earnings of unconsolidated joint ventures.

The derivative agreements in effect at June 30, 2017 provide that if the wholly-owned subsidiary of the Company which is a party to the agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, then the Company could be held liable for such swap breakage losses, if any.  During the six months ended June 30, 2016, the Company terminated

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2017 (Continued)

Note 14 — Fair Value Measurements (Continued)

three interest rate swaps in connection with the early payoff of the related mortgages. During the three and six months ended June 30, 2016, the Company accelerated the reclassification of $154,000, and $178,000, respectively, in accumulated other comprehensive loss to earnings as a result of these hedged forecasted transactions being terminated which are included in Prepayment costs on debt on the consolidated statement of income.

As of June 30, 2017, the fair value of the derivatives in a liability position, including accrued interest of $88,000, but excluding any adjustments for nonperformance risk, was approximately $2,794,000.  In the event the Company breaches any of the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $2,794,000.  This termination liability value, net of $143,000 adjustments for nonperformance risk, or $2,651,000, is included in Accrued expenses and other liabilities on the consolidated balance sheet at June 30, 2017.

Note 15 — Commitments

The Company is contractually required (i) to expend approximately $7,800,000, through 2018, for building expansion and improvements at its property tenanted by L-3 Communications, located in Hauppauge, New York, of which $436,000 has been spent through June 30, 2017, and (ii) to reimburse Regal Cinemas, a tenant in Greensboro, North Carolina, $3,000,000 if and when the tenant completes specified improvements to the property.

Note 16 — New Accounting Pronouncements

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

June 30, 2017 (Continued)

Note 16 — New Accounting Pronouncements (Continued)

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

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2017 (Continued)

Note 17 — Subsequent Events

Subsequent events have been evaluated and, except as previously disclosed, there were no other events relative to the Company’s consolidated financial statements that require additional disclosure.

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

Overview

We are a self-administered and self-managed real estate investment trust, or REIT, incorporated in Maryland in 1982.  To qualify as a REIT, under the Internal Revenue Code of 1986, as amended, we must meet a number of organizational and operational requirements, including a requirement that we distribute currently at least 90% of ordinary taxable income to our stockholders.  We intend to comply with these requirements and to maintain our REIT status.

We acquire, own and manage a geographically diversified portfolio consisting primarily of retail (including furniture stores, supermarkets and office supply stores), industrial, restaurant, health and fitness, and theater properties, many of which are leased under long-term leases.  As of June 30, 2017, we own 121 properties (including six properties owned by consolidated joint ventures and five properties owned by unconsolidated joint ventures) located in 31 states.  Based on square footage, our occupancy rate at June 30, 2017 is approximately 97.2%.

We face a variety of risks and challenges in our business. We, among other things, face the possibility that (i) we will not be able to acquire accretive properties on acceptable terms, (ii) we will not be able to lease our properties on favorable terms or at all, (iii) our tenants may not be able to pay their rent and comply with other obligations under their leases and (iv) we may not be able to renew or relet, on acceptable terms, leases that are expiring.

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

We are sensitive to the risks facing the retail industry as a result of the growth of e-commerce.  Several of our current and former tenants (including Payless ShoeSource, Kmart, hhgregg, Joe’s Crab Shack and Pathmark) have experienced or are experiencing financial difficulty and have either sought bankruptcy protection and stopped paying rent or closed stores and may cease paying rent.  Several properties leased by former tenants have remained vacant for periods ranging from several months to more than a year and though we do not generate rental income from these properties during such periods, we are responsible for paying the debt service and operating expenses (e.g., real estate taxes, maintenance and insurance) related to these properties. See our Annual Report on Form 10-K for the year ended December 31, 2016 for further information about the challenges facing the retail industry and several of our tenants.

We are addressing our exposure to the retail industry by seeking to acquire properties that we believe capitalize on e-commerce activities, such as distribution and warehouse facilities, and by being especially selective in acquiring retail properties. Approximately 40.7% of our contractual rental income (as described below) is derived from retail tenants (including 8.8%, 3.7% and 3.6% from tenants engaged in retail furniture, supermarkets and office supply activities, respectively) and 35.7%, 4.9%, 4.7%, 3.4% and 10.6% from industrial (e.g., distribution and warehouse facilities), restaurant, health and fitness, theaters and other properties, respectively.

Our contractual rental income is approximately $66.6 million and represents, after giving effect to any abatements, concessions or adjustments, the base rent payable to us during the twelve months ending June 30, 2018 under leases in effect at June 30, 2017. Contractual rental income excludes (i) approximately $283,000 of straight-line rent and $1.1 million of amortization of intangibles; (ii) our share of the rental income payable to our unconsolidated joint ventures, which is approximately $2.8 million; (iii) approximately $310,000 of aggregate contractual rental income from properties tenanted by Payless ShoeSource and Joe’s Crab Shack, which filed for Chapter 11 bankruptcy protection during the three months ended June 30, 2017; and (iv) approximately $783,000 of contractual rental income from our Kansas City, Missouri property, tenanted by Kohls, which was sold in July 2017.

The following table sets forth scheduled lease expirations of leases for our properties as of June 30, 2017 for the periods indicated below:

Lease Expiration (1) 12 Months Ending June 30,	Number of Expiring Leases	Approximate Square Footage Subject to Expiring Leases (2)	Contractual Rental Income Under Expiring Leases		Percent of Contractual Rental Income Represented by Expiring Leases
2018	13	157,379	$1,042,712		1.6%
2019	21	386,946	3,551,051		5.3
2020	10	186,586	1,975,411		3.0
2021	21	480,011	4,024,753		6.0
2022	22	1,340,521	8,080,984		12.1
2023	12	1,375,648	9,313,593		13.9
2024	9	504,867	4,289,968		6.4
2025	9	453,944	4,642,240		7.0
2026	9	288,989	4,504,129		6.8
2027	7	414,641	2,711,660		4.1
2028 and thereafter	26	3,375,236	22,507,365	(3)	33.8
	159	8,964,768	$66,643,866		100.0%

(1)         Lease expirations assume tenants do not exercise existing renewal or termination options.

(2)         Excludes an aggregate of 365,065 square feet of vacant properties, properties at which tenants recently obtained bankruptcy protection and a property sold in July 2017.

(3)         Includes approximately $1.8 million of contractual rental income related to the property tenanted by L-3 Communications located in Hauppauge, New York, which lease was extended from 2022 to 2033, subject to an agreed upon building expansion and improvements expected to be completed by 2018.

Property Transactions During the Three Months Ended June 30, 2017

During the three months ended June 30, 2017, we acquired three properties for an aggregate purchase price of $35.2 million, including new mortgage debt of $5.2 million obtained in connection with the acquisition of one property. These acquisitions contributed $153,000 of rental income, $76,000 of depreciation expense and $20,000 of mortgage interest expense during the three months ended June 30, 2017. We estimate that commencing July 1, 2017, the rental income from these three properties will be $656,000 per quarter, depreciation expense will be $318,000 per quarter and mortgage interest expense (including mortgage interest expense on new mortgage debt of $8.8 million obtained in July 2017 on one of the properties acquired in the three months ended June 30, 2017) will be $129,000 per quarter.

On May 8, 2017, we sold our vacant Greenwood Village, Colorado property, previously tenanted by Sports Authority, for approximately $9.2 million, net of closing costs, and recognized a $6.6 million gain during the three and six months ended June 30, 2017.

Property Transactions Subsequent to June 30, 2017

On July 14, 2017, we sold a retail property tenanted by Kohls, located in Kansas City, Missouri, for a sales price of $10.1 million, net of closing costs.  We anticipate our gain from this sale, which will be recognized in the three and nine months ending September 30, 2017, will be approximately $2.2 million.  In connection with the sale of this property, we repaid the $3.9 million mortgage balance and due to the early termination of the interest rate swap derivative, incurred interest expense of $118,000 in the three and six months ended June 30, 2017.

In June 2017, we entered into a contract to sell our retail property formerly tenanted by hhgregg, Inc.,  located in Niles, Illinois, for $4.8 million, net of closing costs. We anticipate this sale will be completed in the three months ending September 30, 2017 and estimate that the gain from this sale will be approximately $1.1 million

Results of Operations

Revenues

The following table compares revenues for the periods indicated:

	Three Months Ended June 30,		Increase	%	Six Months Ended June 30,		Increase	%
(Dollars in thousands)	2017	2016	(Decrease)	Change	2017	2016	(Decrease)	Change
Revenues:
Rental income, net	$16,720	$15,594	$1,126	7.2	$33,553	$30,650	$2,903	9.5
Tenant reimbursements	1,693	1,639	54	3.3	3,332	2,927	405	13.8
Total revenues	$18,413	$17,233	$1,180	6.8	$36,885	$33,577	$3,308	9.9

Rental income, net.  The increases in the three and six months ended June 30, 2017 are due primarily to $2.1 million and $4.5 million, respectively, generated by three properties acquired during the three months ended June 30, 2017 and 11 properties acquired in 2016.   The increase in the six months ended June 30, 2017 is also due to (i) $267,000 of rental income from a tenant whose lease commenced April 1, 2016 at our Joppa, Maryland property and (ii) $174,000 of annual percentage rent income received from a tenant.

Offsetting the increases are decreases in the three and six months ended June 30, 2017 of (i) $412,000 and $1.1 million, respectively, representing the 2016 rental income from properties sold during 2016; (ii) $155,000 and $417,000, respectively (including the $263,000 write-off of the entire balance of straight-line rent in the six month period), relating to two properties tenanted by hhgregg, which filed for bankruptcy protection in March 2017, (iii) $268,000 and $505,000, respectively, representing the 2016 rental income from two properties formerly leased to Sports Authority and Quality Bakery which are now vacant and (iv) $166,000 representing the write-off of the entire balance of straight-line rent and lease intangibles relating to our property tenanted by Payless ShoeSource and our property tenanted by Joe’s Crab Shack.  Payless ShoeSource and Joe’s Crab Shack filed for bankruptcy protection in April and June 2017, respectively.

Tenant reimbursements.  Real estate tax and operating expense reimbursements increased during the six months ended June 30, 2016 due primarily to reimbursements of approximately $511,000 from eight properties acquired in 2016, offset by a decrease of $83,000 related to a property sold in June 2016. Tenant reimbursements generally relate to real estate expenses incurred in the same period.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Three Months Ended June 30,		Increase	%	Six Months Ended June 30,		Increase	%
(Dollars in thousands)	2017	2016	(Decrease)	Change	2017	2016	(Decrease)	Change
Operating expenses:
Depreciation and amortization	$5,190	$4,398	$792	18.0	$10,743	$8,583	$2,160	25.2
General and administrative	2,893	2,671	222	8.3	5,708	5,280	428	8.1
Real estate expenses	2,371	2,159	212	9.8	5,075	4,334	741	17.1
Real estate acquisition costs	—	244	(244)	(100.0)	—	448	(448)	(100.0)
Federal excise and state taxes	224	78	146	187.2	312	154	158	102.6
Leasehold rent	77	77	—	—	154	154	—	—
Total operating expenses	10,755	9,627	1,128	11.7	21,992	18,953	3,039	16.0

Operating income	$7,658	$7,606	$52.7		$14,893	$14,624	$269	1.8

Depreciation and amortization.  The increases for the three and six months ended June 30, 2017 are due primarily to (i) $642,000 and $1.4 million, respectively, of depreciation expense on the properties acquired in 2016 and 2017 and (ii) the $238,000 write-off of tenant origination costs related to the Joe’s Crab Shack property. The six months ended June 30, 2017 also includes a $646,000 write-off of tenant origination costs related to the hhgregg properties.

General and administrative.  Contributing to the increases in the three and six months ended June 30, 2017 were increases of $175,000 and $252,000, respectively, in non-cash compensation expense related primarily to the amortization associated with the restricted stock awards, including $166,000 related to the accelerated vesting of restricted stock of a non-employee director who retired in June 2017.  The increase in the six months ended June 30, 2017 also includes an $89,000 increase in compensation expense primarily due to higher compensation levels, as well as a net increase of $79,000 for other miscellaneous expenses, none of which was individually significant.

Real estate expenses.  The increases in the three and six months ended June 30, 2017 are due primarily to increases of $237,000 and $591,000, respectively, from properties acquired in 2016 and 2017; most of these expenses are rebilled to tenants and are included in Tenant reimbursements. Also contributing to the increases in the three and six months ended June 30, 2017 were $105,000 and $482,000, respectively, of expenses related to the vacant properties formerly tenanted by Quality Bakery and hhgregg. These increases were offset by decreases in the three and six months ended June 30, 2017 of (i) $70,000 and $205,000, respectively, of expenses related to the vacant properties formerly tenanted by Pathmark and Sports Authority and (ii) $42,000 and $83,000, respectively, resulting from the sale of a property in 2016.

Real estate acquisition costs.  The expense in the three and six months ended June 30, 2016 primarily relate to the purchase of properties during those periods.  As a result of the adoption of ASU 2017-01 in January 2017, the real estate acquisitions during the current year were considered asset acquisitions and, as such, acquisition costs of $282,000 were capitalized to the related real estate assets and not expensed.

Federal excise and state taxes.  The increases in the three and six months ended June 30, 2017 primarily relate to state franchise tax resulting from the 2016 purchase of a property located in Tennessee.

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Three Months Ended June 30,		Increase	%	Six Months Ended June 30,		Increase	%
(Dollars in thousands)	2017	2016	(Decrease)	Change	2017	2016	(Decrease)	Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$206	$357	$(151)	(42.3)	$451	$566	$(115)	(20.3)
Prepayment costs on debt	—	(154)	(154)	(100.0)	—	(577)	(577)	(100.0)
Other income	320	56	264	471.4	342	69	273	395.7
Interest:
Expense	(4,532)	(4,114)	418	10.2	(8,921)	(8,189)	732	8.9
Amortization and write-off of deferred financing costs	(227)	(210)	17	8.1	(454)	(455)	(1)	(.2)

Equity in earnings of unconsolidated joint ventures.  The income in the three and six months ended June 30, 2016 include our 50% share, or $146,000, of income obtained for permanent utility easements granted at two properties. There was no such income during 2017.

Prepayment costs on debt.  These costs were incurred substantially in connection with the property sales and the payoff, prior to the stated maturity, of the related mortgage debt in 2016, primarily relating to the 2016 sales of the Tomlinson, Pennsylvania property and a portfolio of eight convenience stores (the “Pantry Portfolio”).

Other income. The increase during the three and six months ended June 30, 2017 is due primarily to the $243,000 paid by a former tenant in connection with the resolution of a dispute.

Interest expense.  The following table details the components of interest expense for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017	2016	Increase (Decrease)	% Change	2017	2016	Increase (Decrease)	% Change
Interest expense:
Credit line interest	$115	$189	$(74)	(39.2)	$221	$317	$(96)	(30.3)
Mortgage interest	4,417	3,925	492	12.5	8,700	7,872	828	10.5
Total	$4,532	$4,114	$418	10.2	$8,921	$8,189	$732	8.9

Credit line interest

The decreases in the three and six months ended June 30, 2017 are due to decreases of $21.3 million and $15.2 million, respectively, in the weighted average balance outstanding under our line of credit, offset by 62 and 48 basis point increases, respectively, in the average interest rate, as well as increases of $29,000 and $50,000, respectively, in the unused facility fee resulting from the $25 million increase in our borrowing capacity under the facility.

Mortgage interest

The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt for the periods indicated:

	Three Months Ended June 30,		Increase	%	Six Months Ended June 30,		Increase	%
(Dollars in thousands)	2017	2016	(Decrease)	Change	2017	2016	(Decrease)	Change
Average interest rate on mortgage debt	4.32%	4.62%	(.30)%	(6.5)%	4.31%	4.70%	(.39)%	(8.3)%
Average principal amount of mortgage debt	$397,935	$339,574	$58,361	17.2%	$398,121	$336,513	$61,608	18.3%

The increases in the three and six months ended June 30, 2017 in mortgage interest expense are due to the increases in the average principal amount of mortgage debt outstanding, offset by decreases in the average interest rate thereon. The increase in the average balance outstanding is substantially due to the incurrence of mortgage debt in 2016 and 2017 of $56.9 million in connection with properties acquired in 2016 and 2017 and the financing or refinancing of $51.5 million of mortgage debt, net of refinanced amounts, in connection with properties acquired prior to 2016. The decrease in the average interest rate is due to the financing (including financings effectuated in connection with acquisitions) or refinancing in 2016 and 2017 of $142.8 million of gross mortgage debt (including $34.4 million of refinanced amounts) with an average interest rate of approximately 3.7%.  Mortgage interest expense also increased in the three and six months ended June 30, 2017 by $118,000 due to the payoff of a mortgage and early termination of an interest rate swap in connection with the sale of the property tenanted by Kohls in July 2017.

Gain on sale of real estate, net.  The gain in the three and six months ended June 30, 2017 was realized from the sale of the Greenwood Village, Colorado property in May 2017.  The gains in the prior year periods were realized from the sales of three properties in the three months ended June 30, 2016 and the February 2016 sale of the Pantry Portfolio.

Liquidity and Capital Resources

Our sources of liquidity and capital are cash flow from operations, cash and cash equivalents, borrowings under our revolving credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of equity securities and property sales.  Our available liquidity at August 2, 2017, was $95.3 million, including $9.7 million of cash and cash equivalents (net of the credit facility’s required $3.0 million deposit maintenance balance) and, subject to borrowing base requirements, up to $85.6 million available under our revolving credit facility.

Liquidity and Financing

We expect to meet our (i) operating cash requirements (including debt service and dividends) principally from cash flow from operations and (ii) capital requirements, including an estimated $10.4 million of building expansion and improvements at several properties, from cash flow from operations, our available cash and cash equivalents and, to the extent permitted, our credit facility.

At June 30, 2017, excluding mortgage indebtedness of our unconsolidated joint ventures, we had 73 outstanding mortgages payable secured by 90 properties, in the aggregate principal amount of $399.2 million (before netting unamortized deferred financing costs).  These mortgages represent first liens on individual real estate investments with an aggregate carrying value of $621.3 million, before accumulated depreciation of $80.8 million.  After giving effect to interest rate swap agreements, the mortgage payments bear interest at fixed rates ranging from 3.02% to 7.81% (a 4.29% weighted average interest rate) and mature between 2017 and 2041 (an 8.8 year weighted average remaining term to maturity).

The following table sets forth, as of June 30, 2017, information with respect to our mortgage debt that is payable from July 1, 2017 through December 31, 2020 (excluding our unconsolidated joint ventures):

(Dollars in thousands)	2017	2018	2019	2020	Total
Amortization payments	$4,953	$10,393	$10,887	$11,640	$37,873
Principal due at maturity	9,048	10,260	3,485	3,431	26,224
Total	$14,001	$20,653	$14,372	$15,071	$64,097

At June 30, 2017, our unconsolidated joint ventures had first mortgages on four properties with outstanding balances aggregating $35.5 million, bearing interest at rates ranging from 3.49% to 5.81% (i.e., a 4.07% weighted average interest rate) and maturing between 2018 and 2025.

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

Credit Facility

Subject to borrowing base requirements, we can borrow up to $100 million pursuant to our revolving credit facility which is available to us for the acquisition of commercial real estate, repayment of mortgage debt, property improvements and general working capital purposes; provided, that if used for property improvements and working capital purposes, the amount outstanding for such purposes will not exceed the lesser of $15 million and 15% of the borrowing base and if used for working capital purposes, will not exceed $10 million. The facility matures December 31, 2019 and bears interest equal to the one month LIBOR rate plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 300 basis points if such ratio is greater than 65%. The applicable margin was 175 basis points at June 30, 2017 and 2016.  There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $100 million. The credit facility requires the maintenance of $3 million in average deposit balances.

The terms of our revolving credit facility include certain restrictions and covenants which limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At June 30, 2017, we were in compliance with the covenants under this facility.

Statement of Cash Flows

The following discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.

	Six Months Ended June 30,
(Amounts in thousands)	2017	2016
Cash flow provided by operating activities	$20,221	$12,212
Cash flow used in investing activities	(26,761)	(8,972)
Cash flow provided by financing activities	3,504	19,581
Net (decrease) increase in cash and cash equivalents	(3,036)	22,821
Cash and cash equivalents at beginning of year	17,420	12,736
Cash and cash equivalents at end of period	$14,384	$35,557

Our principal source of operating cash flow is the net funds generated from the operation of our properties. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend requirements.

The increase in cash used in investing activities during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 is due primarily to the decrease in net proceeds from sales of real estate in 2017, offset in part by the decrease in purchases of real estate in 2017.

The decrease in cash flow provided by financing activities during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 is due primarily to the net decrease of $20.4 million in financings/repayments of mortgages payable, offset by the net increase of $9.4 million of credit facility drawdowns (net of repayments) to facilitate acquisitions in the six months ended June 30, 2017. The decrease in cash flow also resulted from a $5.2 million decrease in net proceeds from the sale of common stock in the current six month period.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements other than with respect to our properties located in Lakemoor and Wheaton, Illinois and Beachwood, Ohio. These properties are ground leases improved by multi-family properties and generated $1.8 million of rental income during the six months ended June 30, 2017. At June 30, 2017, our maximum exposure to loss with respect to these properties is $34.0 million, representing the carrying value of the land; such leasehold positions are subordinate to an aggregate of $150.7 million of mortgage debt incurred by our tenants, the owner/operators of the multi-family properties. These owner/operators are affiliated with one another. We do not believe this type of off-balance sheet arrangement has been or will be material to our liquidity and capital resource positions. See Note 6 to our consolidated financial statements for additional information regarding these arrangements.

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

The table below provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
GAAP net income attributable to One Liberty Properties, Inc.	$9,972	$12,441	$12,837	$15,727
Add: depreciation and amortization of properties	5,111	4,319	10,585	8,443
Add: our share of depreciation and amortization of unconsolidated joint ventures	219	223	441	447
Add: amortization of deferred leasing costs	79	79	158	140
Add: Federal excise tax relating to gain on sale	—	(5)	—	6
Deduct: gain on sale of real estate	(6,568)	(8,918)	(6,568)	(9,705)
Adjustments for non-controlling interests	(35)	(35)	(69)	(71)
NAREIT funds from operations applicable to common stock	8,778	8,104	17,384	14,987
Deduct: straight-line rent accruals and amortization of lease intangibles	(218)	(667)	(404)	(1,428)
Add: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	8	12	16	23
Add: amortization of restricted stock compensation	915	740	1,657	1,406
Add: prepayment costs on debt	—	154	—	577
Add: amortization and write-off of deferred financing costs	227	210	454	455
Add: our share of amortization and write-off of deferred financing costs of unconsolidated joint ventures	6	6	13	13
Adjustments for non-controlling interests	3	16	8	20
Adjusted funds from operations applicable to common stock	$9,719	$8,575	$19,128	$16,053

The table below provides a reconciliation of net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
GAAP net income attributable to One Liberty Properties, Inc.	$.54	$.72	$.69	$.91
Add: depreciation and amortization of properties	.27	.26	.57	.49
Add: our share of depreciation and amortization of unconsolidated joint ventures	.01	.01	.02	.02
Add: amortization of deferred leasing costs	—	—	.01	.01
Deduct: gain on sale of real estate	(.35)	(.52)	(.35)	(.56)
Adjustments for non-controlling interests	—	—	—	—
NAREIT funds from operations per share of common stock	.47	.47	.94	.87
Deduct: straight-line rent accruals and amortization of lease intangibles	(.01)	(.04)	(.02)	(.08)
Add: amortization of restricted stock compensation	.05	.04	.09	.08
Add: prepayment costs on debt	—	.01	—	.03
Add: amortization and write-off of deferred financing costs	.01	.02	.02	.03
Adjustments for non-controlling interests	—	—	—	—
Adjusted funds from operations per share of common stock	$.52	$.50	$1.03	$.93

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

We use interest rate swaps to limit interest rate risk on variable rate mortgages. These swaps are used for hedging purposes-not for speculation. We do not enter into interest rate swaps for trading purposes.  At June 30, 2017, our aggregate liability in the event of the early termination of our swaps was $2.8 million.

At June 30, 2017, we had 32 interest rate swap agreements outstanding (including two held by three of our unconsolidated joint ventures). The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of June 30, 2017, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have increased by approximately $8.4 million and the net unrealized loss on derivative instruments would have decreased by $8.4 million.  If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have decreased by approximately $9.1 million and the net unrealized loss on derivative instruments would have increased by $9.1 million. These changes would not have any impact on our net income or cash.

Our mortgage debt, after giving effect to interest rate swap agreements, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.

Our variable rate credit facility is sensitive to interest rate changes. At June 30, 2017, a 100 basis point increase of the interest rate on this facility would increase our related interest costs over the next twelve months by approximately $265,000 and a 100 basis point decrease of the interest rate would decrease our related interest costs over the next twelve months by approximately $265,000.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: August 8, 2017	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: August 8, 2017	/s/ David W. Kalish
David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)