Form 10-Q
period 2017-09-30
ONE LIBERTY PROPERTIES INC
filed 2017-11-08
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC   20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017, the registrant had 18,782,252 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Real estate investments, at cost
Land	$210,211	$211,432
Buildings and improvements	554,772	536,633
Total real estate investments, at cost	764,983	748,065
Less accumulated depreciation	105,150	96,852
Real estate investments, net	659,833	651,213

Investment in unconsolidated joint ventures	10,648	10,833
Cash and cash equivalents	14,926	17,420
Restricted cash	530	643
Unbilled rent receivable	13,839	13,797
Unamortized intangible lease assets, net	31,774	32,645
Escrow, deposits and other assets and receivables	6,032	6,894
Total assets(1)	$737,582	$733,445

Liabilities and Equity
Liabilities:
Mortgages payable, net of $3,960 and $4,294 of deferred financing costs, respectively	$397,093	$394,898
Line of credit, net of $702 and $936 of deferred financing costs, respectively	5,698	9,064
Dividends payable	8,053	7,806
Accrued expenses and other liabilities	11,890	10,470
Unamortized intangible lease liabilities, net	17,990	19,280
Total liabilities(1)	440,724	441,518

Commitments and contingencies

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized; 18,114 and 17,600 shares issued and outstanding	18,114	17,600
Paid-in capital	270,762	262,511
Accumulated other comprehensive loss	(1,275)	(1,479)
Accumulated undistributed net income	7,544	11,501
Total One Liberty Properties, Inc. stockholders’ equity	295,145	290,133
Non-controlling interests in consolidated joint ventures	1,713	1,794
Total equity	296,858	291,927
Total liabilities and equity	$737,582	$733,445

Continued on next page

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

(1)   The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”).  See Note 6.  The consolidated balance sheets include the following amounts related to the Company’s consolidated VIEs: $17.8 million and $17.8 million of land, $32.1 million and $32.5 million of building and improvements, net of $3.5 million and $2.7 million of accumulated depreciation, $4.1 million and $5.5 million of other assets included in other line items, $32.5 million and $33.1 million of real estate debt, net, $3.1 million and $3.1 million of other liabilities included in other line items as of September 30, 2017 and December 31, 2016, respectively.

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental income, net	$17,217	$16,334	$50,770	$46,985
Tenant reimbursements	1,920	1,687	5,252	4,614
Total revenues	19,137	18,021	56,022	51,599

Operating expenses:
Depreciation and amortization	5,115	4,663	15,858	13,246
General and administrative (see Note 10 for related party information)	2,701	2,681	8,409	7,961
Real estate expenses (see Note 10 for related party information)	2,689	2,188	7,765	6,521
Real estate acquisition costs	—	162	—	610
Federal excise and state taxes	90	43	401	198
Leasehold rent	77	77	231	231
Impairment loss	153	—	153	—
Total operating expenses	10,825	9,814	32,817	28,767

Operating income	8,312	8,207	23,205	22,832

Other income and expenses:
Equity in earnings of unconsolidated joint ventures	212	228	663	794
Prepayment costs on debt	—	—	—	(577)
Other income	57	362	399	431
Interest:
Expense	(4,459)	(4,404)	(13,380)	(12,593)
Amortization and write-off of deferred financing costs	(263)	(189)	(717)	(644)
Income before gain on sale of real estate, net	3,859	4,204	10,170	10,243
Gain on sale of real estate, net	3,269	119	9,837	9,824

Net income	7,128	4,323	20,007	20,067

Net income attributable to non-controlling interests	(23)	(24)	(65)	(40)
Net income attributable to One Liberty Properties, Inc.	$7,105	$4,299	$19,942	$20,027

Weighted average number of common shares outstanding:
Basic	18,000	16,845	17,859	16,605
Diluted	18,079	16,962	17,961	16,722

Per common share attributable to common stockholders:
Basic	$.38	$.24	$1.07	$1.16
Diluted	$.38	$.24	$1.07	$1.15

Cash distributions declared per share of common stock	$.43	$.41	$1.29	$1.23

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$7,128	$4,323	$20,007	$20,067
Other comprehensive gain (loss)
Reclassification of gain on available-for-sale securities included in net income	—	—	—	(27)
Net unrealized gain (loss) on derivative instruments	104	1,018	172	(5,177)
One Liberty Properties Inc.’s share of joint venture net unrealized gain (loss) on derivative instruments	11	44	34	(92)
Other comprehensive gain (loss)	115	1,062	206	(5,296)

Comprehensive income	7,243	5,385	20,213	14,771
Net income attributable to non-controlling interests	(23)	(24)	(65)	(40)
Adjustment for derivative instruments attributable to non-controlling interests	(1)	(5)	(2)	15

Comprehensive income attributable to One Liberty Properties, Inc.	$7,219	$5,356	$20,146	$14,746

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Undistributed Net Income	Non- Controlling Interests in Consolidated Joint Ventures	Total
Balances, December 31, 2015	$16,292	$232,378	$(4,390)	$16,215	$1,931	$262,426
Distributions - common stock Cash - $1.23 per share	—	—	—	(21,330)	—	(21,330)
Shares issued through equity offering program - net	608	13,689	—	—	—	14,297
Restricted stock vesting	73	(73)	—	—	—	—
Shares issued through dividend reinvestment plan	101	2,087	—	—	—	2,188
Contribution from non-controlling interest	—	—	—	—	30	30
Distributions to non-controlling interests	—	—	—	—	(236)	(236)
Compensation expense - restricted stock	—	2,176	—	—	—	2,176
Net income	—	—	—	20,027	40	20,067
Other comprehensive loss	—	—	(5,281)	—	(15)	(5,296)
Balances, September 30, 2016	$17,074	$250,257	$(9,671)	$14,912	$1,750	$274,322

Balances, December 31, 2016	$17,600	$262,511	$(1,479)	$11,501	$1,794	$291,927
Distributions - common stock Cash - $1.29 per share	—	—	—	(23,899)	—	(23,899)
Shares issued through equity offering program - net	135	2,932	—	—	—	3,067
Restricted stock vesting	232	(232)	—	—	—	—
Shares issued through dividend reinvestment plan	147	3,210	—	—	—	3,357
Distributions to non-controlling interests	—	—	—	—	(148)	(148)
Compensation expense - restricted stock	—	2,341	—	—	—	2,341
Net income	—	—	—	19,942	65	20,007
Other comprehensive income	—	—	204	—	2	206
Balances, September 30, 2017	$18,114	$270,762	$(1,275)	$7,544	$1,713	$296,858

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$20,007	$20,067
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	(9,837)	(9,824)
Gain on available-for-sale securities	—	(27)
Prepayment costs on debt	—	577
Impairment loss	153	—
Increase in unbilled rent receivable	(509)	(1,757)
Write-off of unbilled rent receivable	362	7
Bad debt expense	310	190
Amortization and write-off of intangibles relating to leases, net	(654)	(465)
Amortization of restricted stock expense	2,341	2,176
Equity in earnings of unconsolidated joint ventures	(663)	(794)
Distributions of earnings from unconsolidated joint ventures	584	755
Depreciation and amortization	15,858	13,246
Amortization and write-off of deferred financing costs	717	644
Payment of leasing commissions	(67)	(1,041)
Decrease (increase) in escrow, deposits, other assets and receivables	165	(1,153)
Increase (decrease) in accrued expenses and other liabilities	1,377	(121)
Net cash provided by operating activities	30,144	22,480

Cash flows from investing activities:
Purchase of real estate	(35,443)	(118,589)
Improvements to real estate	(2,321)	(3,900)
Net proceeds from sale of real estate	24,093	40,207
Net proceeds from sale of available-for-sale securities	—	33
Distributions of capital from unconsolidated joint ventures	298	305
Net cash used in investing activities	(13,373)	(81,944)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(7,808)	(6,621)
Repayment of mortgages payable	(11,541)	(38,115)
Proceeds from mortgage financings	21,210	111,102
Proceeds from sale of common stock, net	3,067	14,297
Proceeds from bank line of credit	34,500	86,000
Repayment on bank line of credit	(38,100)	(81,450)
Issuance of shares through dividend reinvestment plan	3,357	2,188
Payment of financing costs	(150)	(1,260)
Prepayment costs on debt	—	(577)
Capital contributions from non-controlling interests	—	30
Distributions to non-controlling interests	(148)	(236)
Cash distributions to common stockholders	(23,652)	(20,985)
Net cash (used in) provided by financing activities	(19,265)	64,373

Net (decrease) increase in cash and cash equivalents	(2,494)	4,909
Cash and cash equivalents at beginning of year	17,420	12,736
Cash and cash equivalents at end of period	$14,926	$17,645

Continued on next page

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

	Nine Months Ended September 30,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$13,350	$12,590
Cash paid during the period for income taxes	63	45
Cash paid during the period for Federal excise tax	—	190

Supplemental schedule of non-cash investing activities:
Purchase accounting allocation — intangible lease assets	$4,009	$8,194
Purchase accounting allocation — intangible lease liabilities	(158)	(6,288)

See accompanying notes to consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2017

Note 1 — Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland.  OLP is a self-administered and self-managed real estate investment trust (“REIT”).  OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of retail, industrial, restaurant, health and fitness, and theater properties, many of which are subject to long-term net leases.  As of September 30, 2017, OLP owns 119 properties, including six properties owned by consolidated joint ventures and five properties owned by unconsolidated joint ventures. The 119 properties are located in 31 states.

Note 2 — Summary Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The results of operations for the three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in OLP’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

September 30, 2017 (Continued)

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

The Company periodically reviews its investments in unconsolidated joint ventures for other-than-temporary losses in investment value. Any decline that is not expected to be recovered based on the underlying assets of the investment is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. During the three and nine months ended September 30, 2017 and 2016, there was no impairment charge related to the Company’s investments in unconsolidated joint ventures.

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

September 30, 2017 (Continued)

Note 2 — Summary Accounting Policies (Continued)

Reclassifications

Certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current period’s presentation, primarily to change the presentation of Gain on sale of real estate, net on the consolidated statement of operations for the three and nine months ended September 30, 2016. The Company has included a caption for Income before gain on sale of real estate, net, to present gain and losses on sales of properties in accordance with the Securities and Exchange Commission Rule 3-15(a) of Regulation S-X. The change was made for the three and nine months ended September 30, 2016 because, as prescribed by ASC 360-10-45-5, such gains from sale of real estate were not included as a component of Operating income.  Such change was determined to be immaterial to the consolidated financial statements.

Note 3 — Earnings Per Common Share

Basic earnings per share was determined by dividing net income allocable to common stockholders for each period by the weighted average number of shares of common stock outstanding during the applicable period. Net income is also allocated to the unvested restricted stock outstanding during each period, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. Unvested restricted stock is not allocated net losses; such losses are allocated entirely to the common stockholders, other than the holders of unvested restricted stock. As of September 30, 2017, the shares of common stock underlying the restricted stock units awarded under the 2016 Incentive Plan are excluded from the basic earnings per share calculation, as these units are not participating securities. The restricted stock units issued pursuant to the 2009 and 2016 Incentive Plans are referred to as “RSUs”.

Diluted earnings per share reflects the potential dilution that could occur if securities or other rights exercisable for, or convertible into, common stock were exercised or converted or otherwise resulted in the issuance of common stock that shared in the earnings of the Company.

See Note 13 for information regarding the Company’s equity incentive plans.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2017  (Continued)

Note 3 — Earnings Per Common Share (Continued)

The diluted weighted average number of shares of common stock includes common stock underlying the RSUs awarded under the plans identified in the table below:

	Number of	Three Months Ended September 30,			Nine Months Ended September 30,
	underlying shares	2017		2016	2017		2016
2009 Incentive Plan	200,000		(a)	117,000		(a)	117,000
2016 Incentive Plan	76,250	38,125	(b)	—	38,125	(b)	—

(a)         RSUs with respect to 113,584 shares vested on June 30, 2017 and such shares were issued in    August 2017.

(b)         Includes 38,125 shares that would be issued pursuant to a return on capital performance metric, assuming the end of the quarterly period was the June 30, 2020 vesting date.  None of the remaining 38,125 shares (of a total of 76,250 that were awarded on September 26, 2017) are included as the applicable total stockholder return metric has not been met for these shares.

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator for basic and diluted earnings per share:
Net income	$7,128	$4,323	$20,007	$20,067
Less net income attributable to non-controlling interests	(23)	(24)	(65)	(40)
Less earnings allocated to unvested restricted stock (a)	(263)	(248)	(796)	(744)
Net income available for common stockholders, basic and diluted	$6,842	$4,051	$19,146	$19,283

Denominator for basic earnings per share: Weighted average common shares	18,000	16,845	17,859	16,605
Effect of diluted securities:
RSUs	79	117	102	117
Denominator for diluted earnings per share: Weighted average shares	18,079	16,962	17,961	16,722

Earnings per common share, basic	$.38	$.24	$1.07	$1.16
Earnings per common share, diluted	$.38	$.24	$1.07	$1.15

Net income attributable to One Liberty Properties, Inc. common stockholders, net of non-controlling interests	$7,105	$4,299	$19,942	$20,027

(a)         Represents an allocation of distributed earnings to unvested restricted stock which, as participating securities, are entitled to receive dividends.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2017 (Continued)

Note 4 — Real Estate Acquisitions

In January 2017, the Company adopted ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which requires an entity to evaluate whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, and if that requirement is met, the asset group is not a business.  The Company analyzed the real estate acquisitions made during the nine months ended September 30, 2017 and determined the gross assets acquired are concentrated in a single identifiable asset.  Therefore, the transactions do not meet the definition of a business and are accounted for as asset acquisitions.  In accordance with this guidance, direct transaction costs associated with these asset acquisitions have been capitalized to real estate assets and depreciated over the respective useful lives.

The following chart details the Company’s acquisitions of real estate during the nine months ended September 30, 2017 (amounts in thousands):

Description of Property	Date Acquired	Contract Purchase Price	Terms of Payment	Third Party Real Estate Acquisition Costs (a)
Forbo industrial facility,			Cash and $5,190
Huntersville, North Carolina	May 25, 2017	$8,700	mortgage (b)	$65
Saddle Creek Logistics industrial facility, Pittston, Pennsylvania	June 9, 2017	11,750	All cash (c)	199
Corporate Woods industrial facility, Ankeny, Iowa	June 20, 2017	14,700	All cash (d)	29
Totals		$35,150		$293

(a)   Transaction costs incurred with these asset acquisitions were capitalized.

(b)   The new mortgage debt was obtained simultaneously with the acquisition of the property.

(c)   In August 2017, the Company obtained new mortgage debt of $7,200.

(d)   In July 2017, the Company obtained new mortgage debt of $8,820.

The following chart details the allocation of the purchase price for the Company’s acquisitions of real estate during the nine months ended September 30, 2017 (amounts in thousands):

			Building	Intangible Lease
Description of Property	Land	Building	Improvements	Asset	Liability	Total
Forbo industrial facility,
Huntersville, North Carolina	$1,045	$6,446	$222	$1,052	$—	$8,765
Saddle Creek Logistics industrial facility, Pittston, Pennsylvania	999	9,675	247	1,028	—	11,949
Corporate Woods industrial facility, Ankeny, Iowa	1,351	11,420	187	1,929	(158)	14,729
Totals	$3,395	$27,541	$656	$4,009	$(158)	$35,443

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2017 (Continued)

Note 4 — Real Estate Acquisitions (Continued)

As of September 30, 2017, the weighted average amortization for the 2017 acquisitions is 7.0 years and 12.4 years for the intangible lease assets and intangible lease liabilities, respectively. The Company assessed the fair value of the lease intangibles based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 (as defined in Note 14) in the fair value hierarchy.

Property Acquisition Subsequent to September 30, 2017

On October 10, 2017, the Company acquired, in a sale-leaseback transaction, a distribution facility/corporate headquarters, located in Memphis, Tennessee for $8 million.  The initial term of the lease is ten years.

Note 5 — Sale of Properties

The following chart details the Company’s sales of real estate during the nine months ended September  30, 2017 and 2016 (amounts in thousands):

Description of Property	Date Sold	Gross Sales Price	Gain on Sale of Real Estate, Net
Retail property,
Greenwood Village, Colorado	May 8, 2017	$9,500	$6,568
Retail property,
Kansas City, Missouri (a)	July 14, 2017	10,250	2,180
Retail property,
Niles, Illinois	August 31, 2017	5,000	1,089
Totals — nine months ended September 30, 2017		$24,750	$9,837

Portfolio of eight retail properties,
Louisiana and Mississippi	February 1, 2016	$13,750	$787
Retail property,
Killeen, Texas	May 19, 2016	3,100	980
Land,
Sandy Springs, Georgia	June 15, 2016	8,808	2,281
Industrial property,
Tomlinson, Pennsylvania	June 30, 2016	14,800	5,660
Partial condemnation of land,
Greenwood Village, Colorado	July 5, 2016	153	116
Totals — nine months ended September 30, 2016		$40,611	$9,824

(a)         See Note 14 for information on the payoff of the mortgage on this property and the early termination of the interest rate swap derivative.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2017 (Continued)

Note 6 — Variable Interest Entities, Contingent Liabilities and Consolidated Joint Ventures

Variable Interest Entities — Ground Leases

The Company determined that with respect to the properties identified in the table below, it has a variable interest through its ground leases and the three owner/operators (which are affiliated with one another) are VIEs because their equity investment at risk is insufficient to finance its activities without additional subordinated financial support. The Company further determined that it is not the primary beneficiary of any of these VIEs because the Company has shared power over certain activities that most significantly impact the owner/operator’s economic performance (i.e., shared rights on the sale of the property) and therefore, does not consolidate these VIEs for financial statement purposes. Accordingly, the Company accounts for these investments as land and the revenues from the ground leases as Rental income, net. Such rental income amounted to $954,000 and $2,758,000 for the three and nine months ended September 30, 2017, respectively, and $663,000 and $1,525,000 for the three and nine months ended September 30, 2016, respectively. Included in these amounts, for the three and nine months ended September 30, 2016, is rental income for a similarly structured transaction for a property located in Sandy Springs, Georgia, amounting to $0 and $308,000, respectively, which the Company sold in June 2016 (see Note 5).

The following chart details the VIEs through the Company’s ground leases and the aggregate carrying amount and maximum exposure to loss as of September 30, 2017 (dollars in thousands):

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

September 30, 2017 (Continued)

Note 6 — Variable Interest Entities, Contingent Liabilities and Consolidated Joint Ventures

(Continued)

Pursuant to the terms of the ground lease for the Wheaton, Illinois property, the owner/operator is obligated to make certain unit renovations as and when units become vacant. Cash reserves to cover such renovation work, received by the Company in conjunction with the purchase of the property, are disbursed when the unit renovations are completed. The related cash reserve balance for this property was $530,000 and $643,000 at September 30, 2017 and December 31, 2016, respectively, and is included in Restricted cash on the consolidated balance sheets.

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

The following is a summary of the consolidated VIEs’ carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	September 30, 2017	December 31, 2016
Land	$17,844	$17,844
Buildings and improvements, net of accumulated depreciation of $3,536 and $2,732, respectively	32,061	32,535
Cash	1,053	1,796
Unbilled rent receivable	870	775
Unamortized intangible lease assets, net	1,315	1,595
Escrow, deposits and other assets and receivables	910	1,355
Mortgages payable, net of unamortized deferred financing costs of $462 and $539, respectively	32,478	33,121
Accrued expenses and other liabilities	1,004	893
Unamortized intangible lease liabilities, net	2,061	2,200
Accumulated other comprehensive loss	(49)	(70)
Non-controlling interests in consolidated joint ventures	1,713	1,794

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2017 (Continued)

Note 6 — Variable Interest Entities, Contingent Liabilities and Consolidated Joint Ventures

(Continued)

At September 30, 2017, MCB Real Estate, LLC and its affiliates (‘‘MCB’’) are the Company’s joint venture partner in four consolidated joint ventures in which the Company has an aggregate equity investment of approximately $9,469,000. The Company’s equity investment in its two other consolidated joint ventures is approximately $7,378,000.

Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and may not be pro rata to the equity interest each partner has in the applicable venture.

Note 7 — Investment in Unconsolidated Joint Ventures

At September 30, 2017 and December 31, 2016, the Company’s five unconsolidated joint ventures each owned and operated one property.  The Company’s equity investment in such unconsolidated joint ventures at such dates totaled $10,648,000 and $10,833,000, respectively.  The Company recorded equity in earnings of $212,000 and $663,000 for the three and nine months ended September 30, 2017, respectively, and $228,000 and $794,000  for the three and nine months ended September 30, 2016, respectively.

At September 30, 2017, MCB is the Company’s joint venture partner in one of these unconsolidated joint ventures in which the Company has an equity investment of $8,171,000.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2017 (Continued)

Note 8  — Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of a tenant to make required rent and other payments.  If the financial condition of a specific tenant were to deteriorate, adversely impacting its ability to make payments, allowances may be required.  At September 30, 2017 and December 31, 2016, there was no balance in allowance for doubtful accounts.

The Company records bad debt expense as a reduction of rental income and/or tenant reimbursements.

The Company recorded bad debt expense of  $310,000 during the nine months ended September 30, 2017.  Such bad debt expense related to rental income and tenant reimbursements due from tenants at four properties that filed for Chapter 11 bankruptcy protection.  The Company sold one of these properties, located in Niles, Illinois, in August 2017 (see Note 5). Each tenant accounted for less than 1.2% of rental income for each of the three and nine months ended September 30, 2017 and 2016.  In addition, during the nine months ended September 30, 2017, the Company wrote-off (i) $362,000 of unbilled straight-line rent receivable and $67,000 of unamortized intangible lease assets as a reduction to rental income and (ii) $884,000 of tenant origination costs as an increase to depreciation expense related to these tenants.  Except with respect to its property located in Ann Arbor, Michigan (discussed below), the Company has determined that no impairment charge is required with respect to the two other properties, which at September 30, 2017, had an aggregate net book value of $2,382,000.  There was no bad debt expense in the three months ended September 30, 2017.

The Company recorded bad debt expense of $190,000 during the nine months ended September 30, 2016, respectively, related to rental income and tenant reimbursements due from Sports Authority, the former tenant at its Greenwood Village, Colorado property, that filed for Chapter 11 bankruptcy in March 2016.  This tenant accounted for less than 1% of the Company’s rental income for the three and nine months ended September 30, 2016.  The Company sold this property in May 2017 (see Note 5).  There was no bad debt expense in the three months ended September 30, 2016.

Impairment Loss

As of September 30, 2017, the Company determined that it was more likely than not that its property formerly tenanted by Joe’s Crab Shack, located in Ann Arbor, Michigan would be disposed of before the end of its previously estimated useful life.  Subsequent to September 30, 2017 the Company entered into a contract to sell the property. As the sales price is less than the book value, the Company determined that the property is impaired and recorded an impairment loss of $153,000 representing the difference between the expected net sales price and the net book value as of September 30, 2017.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2017 (Continued)

Note 9 — Debt Obligations

Mortgages Payable

The following table details the Mortgages payable, net, balances per the consolidated balance sheets at September 30, 2017 and December 31, 2016 (amounts in thousands):

	September 30, 2017	December 31, 2016
Mortgages payable, gross	$401,053	$399,192
Unamortized deferred financing costs	(3,960)	(4,294)
Mortgages payable, net	$397,093	$394,898

Line of Credit

The Company has a credit facility with Manufacturers & Traders Trust Company, People’s United Bank, VNB New York, LLC, and Bank Leumi USA, pursuant to which the Company may borrow up to $100,000,000, subject to borrowing base requirements.  The facility, which matures December 31, 2019, provides that the Company pay an interest rate equal to the one month LIBOR rate plus an applicable margin ranging from 175 basis points to 300 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility.  At September 30, 2017 and 2016, the applicable margin was 175 basis points.  An unused facility fee of .25% per annum applies to the facility.  The average interest rate on the facility was approximately 2.83% and 2.20% for the nine months ended September 30, 2017 and 2016, respectively.  The Company was in compliance with all covenants at September 30, 2017.

The following table details the Line of credit, net, balances per the consolidated balance sheets at September 30, 2017 and December 31, 2016 (amounts in thousands):

	September 30, 2017	December 31, 2016
Line of credit, gross	$6,400	$10,000
Unamortized deferred financing costs	(702)	(936)
Line of credit, net	$5,698	$9,064

At November 3, 2017, there was an outstanding balance of $13,400,000 (before unamortized deferred financing costs) under the facility.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2017 (Continued)

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

In consideration for the services described above, the Company paid Majestic $667,000  and $1,996,000 for the three and nine months ended September 30, 2017, respectively and $629,000 and $1,855,000 for the three and nine months ended September 30, 2016, respectively.  Included in these fees are $287,000 and $857,000 of property management costs for the three and nine months ended September 30, 2017, respectively, and $267,000 and $770,000 for the three and nine months ended September 30, 2016, respectively.  The property management fee portion of the compensation and services agreement is paid based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively.  The Company does not pay Majestic property management fees with respect to properties managed by third parties.  Majestic credits against the fees due to it under the compensation and services agreement any management or other fees received by it from any joint venture in which the Company is a joint venture partner. The compensation and services agreement also provides for an additional payment to Majestic of $54,000 and $162,000 for the three and nine months ended September 30, 2017, respectively, and $49,000 and $147,000 for the three and nine months ended September 30, 2016, respectively, for the Company’s share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies. The Company does not pay any fees or expenses to Majestic for such services except for the fees described in this paragraph.

Executive officers and others providing services to the Company under the compensation and services agreement were awarded shares of restricted stock and RSUs under the Company’s stock incentive plans (described in Note 13). The related expense charged to the Company’s operations was $361,000 and $1,128,000 for the three and nine months ended September 30, 2017, respectively, and $399,000 and $1,125,000 for the three and nine months ended September 30, 2016, respectively.

The fees paid under the compensation and services agreement (except for the property management fees which are included in Real estate expenses) and the costs of the stock incentive plans are included in General and administrative expense on the consolidated statements of income for the three and nine months ended September 30, 2017 and 2016.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2017 (Continued)

Note 10 — Related Party Transactions (Continued)

Joint Venture Partners and Affiliates

The Company paid an aggregate of $30,000 and $112,000 for the three and nine months ended September 30, 2017, respectively, and $35,000 and $123,000 for the three and nine months ended September 30, 2016, respectively, to its joint venture partners or their affiliates (none of whom are officers, directors or employees of the Company) of its consolidated joint ventures for property management fees, which are included in Real estate expenses on the consolidated statements of income.

The Company’s unconsolidated joint ventures paid management fees of $45,000 and $132,000 for the three and nine months ended September 30, 2017, respectively, and $55,000 and $127,000 for the three and nine months ended September 30, 2016, respectively, to the other partner of the venture, which reduced Equity in earnings of unconsolidated joint ventures on the consolidated statements of income by $22,000 and $66,000 for the three and nine months ended September 30, 2017, respectively, and $27,000 and $63,000 for the three and nine months ended September 30, 2016, respectively.

Other

For 2017 and 2016, the Company paid quarterly fees of (i) $69,000 and $65,625 to the Company’s chairman, respectively, and (ii) $27,500 and $26,250 to the Company’s vice-chairman, respectively. These fees are included in General and administrative expenses on the consolidated statements of income.

The Company obtains its property insurance in conjunction with Gould Investors L.P. (“Gould Investors”), a related party and reimburses Gould Investors annually for the Company’s insurance cost relating to its properties.  Amounts reimbursed to Gould were $782,000 during the three and nine months ended September 30, 2017 and $699,000 during the three and nine months ended September 30, 2016.  Included in Real estate expenses on the consolidated statements of income is insurance expense of $204,000 and $551,000 for the three and nine months ended September 30, 2017, respectively, and $169,000 and $371,000 for the three and nine months ended September 30, 2016, respectively. The $470,000 balance of the amounts reimbursed to Gould Investors represents prepaid insurance at September 30, 2017 and is included in Other assets on the consolidated balance sheets.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2017 (Continued)

Note 11 — Common Stock Cash Dividend

On September 13, 2017, the Board of Directors declared a quarterly cash dividend of $.43 per share on the Company’s common stock, totaling $8,053,000. The quarterly dividend was paid on October 4, 2017 to stockholders of record on September 25, 2017.

Note 12 — Shares Issued through Equity Offering Program

During the three months ended September 30, 2017, the Company sold 103,196 shares for proceeds of $2,461,000, net of commissions of $25,000, and incurred offering costs of $43,000 for professional fees. During the nine months ended September 30, 2017, the Company sold 135,196 shares for proceeds of $3,252,000, net of commissions of $33,000, and incurred offering costs of $185,000 for professional fees. Subsequent to September 30, 2017, the Company sold 4,197 shares for proceeds of $102,000, net of commissions of $1,000.

Note 13 — Stock Based Compensation

The Company’s 2016 Incentive Plan (‘‘Plan’’), approved by the Company’s stockholders in June 2016, permits the Company to grant, among other things, stock options, restricted stock,  RSUs, performance share awards and dividend equivalent rights and any one or more of the foregoing to its employees, officers, directors and consultants. A maximum of 750,000 shares of the Company’s common stock is authorized for issuance pursuant to this Plan.  As of September 30, 2017, (i) restricted stock awards with respect to 140,100 shares had been issued, of which 100 shares were forfeited and 3,000 shares had vested, and (ii) as further described below, RSUs with respect to 76,250 shares had been issued and are outstanding.

Under the Company’s 2012 Incentive Plan, as of September 30, 2017, 500,700 shares had been issued, of which 3,350 shares were forfeited and 21,450 shares had vested. No additional awards may be granted under this plan.

For accounting purposes, the restricted stock is not included in the shares shown as outstanding on the balance sheet until they vest; however, dividends are paid on the unvested shares. The restricted stock grants are charged to General and administrative expense over the respective vesting periods based on the market value of the common stock on the grant date. Unless earlier forfeited because the participant’s relationship with the Company terminated, unvested restricted stock awards vest on the fifth anniversary of the grant date, and under certain circumstances may vest earlier.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2017 (Continued)

Note 13 — Stock Based Compensation (Continued)

During the quarter ended September 30, 2017, the Company granted RSUs exchangeable for up to 76,250 shares of common stock upon satisfaction, through June 30, 2020, of specified conditions.  Specifically, up to 50% of these RSUs vest upon achievement of metrics related to average annual total stockholder return (the “TSR Awards”), which metrics meet the definition of a market condition, and up to 50% vest upon achievement of metrics related to average annual return on capital (the “ROC Awards”), which metrics meet the definition of a performance condition.  The holders of the RSUs are not entitled to dividends or to vote the underlying shares until such RSUs vest and shares are issued.  Accordingly, the shares underlying these RSUs are not included in the shares shown as outstanding on the balance sheet. For the TSR awards, a third party appraiser prepared a Monte Carlo simulation pricing model to determine the fair value. The Monte Carlo valuation consisted of computing the grant date fair value of the awards using One Liberty’s simulated stock price. The per unit or share fair value was estimated using the following assumptions: an expected life of three years, a dividend rate of 7.16%, a risk-free interest rate of 1.14% - 1.64% and an expected price volatility of 16.57% - 19.15%. The expected price volatility was calculated based on the historical volatility and implied volatility. For the ROC awards, the fair value is based on the market value on the date of grant and the performance assumptions are re-evaluated quarterly. Expense is not recognized on the RSUs which the Company does not expect to vest as a result of service conditions or the Company’s performance expectations.

The total amount recorded as deferred compensation is $919,000, based on performance and market assumptions and will be charged to General and administrative expense.  None of these RSUs were forfeited or vested during the three months ended September 30, 2017.

In 2010, RSUs exchangeable for up to 200,000 shares of common stock were awarded pursuant to the Company’s 2009 Incentive Plan. The holders of RSUs were not entitled to dividends or to vote the underlying shares until the RSUs vested and the underlying shares were issued. Accordingly, for financial statement purposes, the shares underlying these RSUs were not included in the shares shown as outstanding on the balance sheet as of December 31, 2016.  As of June 30, 2017, 113,584 shares of common stock underlying the RSUs were deemed to have vested and in the quarter ended September 30, 2017, such shares were issued.  RSUs with respect to the balance of 86,416 shares were forfeited.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2017 (Continued)

Note 13 — Stock Based Compensation (Continued)

The following is a summary of the activity of the equity incentive plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Restricted stock:
Number of shares	—	—	140,100	139,225
Average per share grant price	—	—	$24.75	$21.74
Deferred compensation to be recognized over vesting period	—	—	$3,467,000	$3,027,000

Number of non-vested shares:
Non-vested beginning of period	612,900	605,000	591,750	538,755
Grants	—	—	140,100	139,225
Vested during period	—	—	(118,450)	(72,730)
Forfeitures	—	(250)	(500)	(500)
Non-vested end of period	612,900	604,750	612,900	604,750

RSU grants:
Number of shares	76,250	—	76,250	—
Average per share grant price	$24.03	—	$24.03	—

Number of non-vested shares:
Non-vested beginning of period	—	200,000	200,000	200,000
Grants	76,250	—	76,250	—
Vested during period	—	—	(113,584)	—
Forfeitures	—	—	(86,416)	—
Non-vested end of period	76,250	200,000	76,250	200,000

Restricted stock and RSU grants:
Average per share value of non-vested shares (based on grant price)	$22.89	$18.00	$22.89	$18.00
Value of stock vested during the period (based on grant price)	$—	$—	$3,008,000	$1,177,000
Average per share value of shares forfeited during the period (based on grant price)	$—	$21.05	$8.37	$21.05

The total charge to operations: Outstanding restricted stock grants	$684,000	$639,000	$2,255,000	$1,930,000
Outstanding RSUs	—	131,000	86,000	246,000
Total charge to operations	$684,000	$770,000	$2,341,000	$2,176,000

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2017 (Continued)

Note 13 — Stock Based Compensation (Continued)

As of September 30, 2017, total compensation costs of $7,805,000 related to non-vested restricted stock awards and RSUs that have not yet been recognized.  These compensation costs will be charged to General and administrative expense over the remaining respective vesting periods. The weighted average vesting period is 2.4 years for the restricted stock and 2.8 years for the RSUs.

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

At September 30, 2017, the $414,746,000 estimated fair value of the Company’s mortgages payable is greater than their $401,053,000 carrying value (before unamortized deferred financing costs) by approximately $13,693,000 assuming a blended market interest rate of 3.69% based on the 8.9 year weighted average remaining term to maturity of the mortgages.  At December 31, 2016, the $413,916,000 estimated fair value of the Company’s mortgages payable is greater than their $399,192,000 carrying value (before unamortized deferred financing costs) by approximately $14,724,000 assuming a blended market interest rate of 3.74% based on the 9.3 year weighted average remaining term to maturity of the mortgages.

At September 30, 2017 and December 31, 2016, the carrying amount of the Company’s line of credit (before unamortized deferred financing costs) of $6,400,000 and $10,000,000, respectively, approximates its fair value.

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

September 30, 2017 (Continued)

Note 14 — Fair Value Measurements (Continued)

Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Fair Value on a Recurring Basis

The fair value of the Company’s derivative financial instruments, using Level 2 inputs, was determined to be the following (amounts in thousands) :

	As of	Carrying and Fair Value
Financial assets:
Interest rate swaps	September 30, 2017	$1,040
	December 31, 2016	1,257

Financial liabilities:
Interest rate swaps	September 30, 2017	$2,310
	December 31, 2016	2,695

The Company does not own any financial instruments that are measured on a recurring basis and that are classified as Level 1 or 3.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty. As of September 30, 2017, the Company has assessed and determined the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company determined its derivative valuation is classified in Level 2 of the fair value hierarchy.

As of September 30, 2017, the Company had entered into 29 interest rate derivatives, all of which were interest rate swaps, related to 29 outstanding mortgage loans with an aggregate $135,251,000 notional amount and mature between 2018 and 2028 (weighted average remaining term to maturity of 7.3 years).  Such interest rate swaps, all of which were designated as cash flow hedges, converted LIBOR based variable rate mortgages to fixed annual rate mortgages (with interest rates ranging from 3.02% to 5.38% and a weighted average interest

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2017 (Continued)

Note 14 — Fair Value Measurements (Continued)

rate of 4.12% at September 30, 2017).  The fair value of the Company’s derivatives in asset and liability positions are reflected as other assets or other liabilities on the consolidated balance sheets.  During the nine months ended September 30, 2017, the Company discontinued hedge accounting on one of its interest rate swaps (see discussion following the table below).

Three of the Company’s unconsolidated joint ventures, in which wholly-owned subsidiaries of the Company are 50% partners, had two interest rate derivatives outstanding at September 30, 2017 with an aggregate $10,556,000 notional amount.  These interest rate swaps, which were designated as cash flow hedges, have interest rates of 3.49% and 5.81% and mature in 2022 and 2018, respectively.

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
One Liberty Properties, Inc. and Consolidated subsidiaries
Amount of (loss) gain recognized on derivatives in Other comprehensive loss	$(248)	$385	$(1,234)	$(7,197)
Amount of (loss) reclassification from Accumulated other comprehensive loss into Interest expense	$(352)	(633)	(1,406)	(2,020)

Unconsolidated Joint Ventures (Company’s share)
Amount of (loss) gain recognized on derivatives in Other comprehensive loss	$(2)	$21	$(14)	$(164)
Amount of (loss) reclassification from Accumulated other comprehensive loss into Equity in earnings of unconsolidated joint ventures	(13)	(23)	(48)	(72)

On July 14, 2017, in connection with the sale of a property tenanted by Kohl’s and located  in Kansas City, Missouri, the Company paid off the mortgage and terminated the related interest rate swap.  In June 2017, the Company discontinued hedge accounting on this interest rate swap as the hedged forecasted transaction became probable not to occur.  As a result, the Company accelerated the reclassification of $118,000 from accumulated other comprehensive loss to interest expense for the nine months ended September 30, 2017.  No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges for the three months ended September 30, 2017 and the three and nine months ended September 30, 2016.

During the twelve months ending September 30, 2018, the Company estimates an additional $988,000 will be reclassified from other accumulated other comprehensive loss as an increase to interest expense and $26,000 will be reclassified from accumulated other comprehensive loss as a decrease to equity in earnings of unconsolidated joint ventures.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2017 (Continued)

Note 14 — Fair Value Measurements (Continued)

The derivative agreements in effect at September 30, 2017 provide that if the wholly-owned subsidiary of the Company which is a party to the agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, then the Company could be held liable for such swap breakage losses, if any.  During the nine months ended September 30, 2016, the Company terminated three interest rate swaps in connection with the early payoff of the related mortgages. As a result of these hedged forecasted transactions being terminated, the Company accelerated the reclassification of $178,000 in accumulated other comprehensive loss to earnings which are included in Prepayment costs on debt on the consolidated statement of income.

As of September 30, 2017, the fair value of the derivatives in a liability position, including accrued interest of $71,000, but excluding any adjustments for nonperformance risk, was approximately $2,516,000.  In the event the Company breaches any of the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $2,516,000.  This termination liability value, net of $135,000 adjustments for nonperformance risk, or $2,381,000, is included in Accrued expenses and other liabilities on the consolidated balance sheet at September 30, 2017.

Note 15 — Commitments

The Company is contractually required (i) to expend approximately $7,800,000 through 2018 for building expansion and improvements at its property tenanted by L-3 Communications, located in Hauppauge, New York, of which $1,858,000 has been spent through September 30, 2017, (ii) to reimburse Regal Cinemas, a tenant in Greensboro, North Carolina, $3,000,000 if and when the tenant completes specified improvements to the property and (iii) to reimburse Huttig Building Products, a tenant in Saco, Maine, for up to a maximum of $2,050,000 for building expansion costs by July 31, 2018.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2017 (Continued)

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The effective date of the standard will be fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating this new standard. The Company anticipates adopting this guidance January 1, 2019 and will apply the modified retrospective approach.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2017 (Continued)

Note 16 — New Accounting Pronouncements (Continued)

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

We acquire, own and manage a geographically diversified portfolio consisting primarily of retail (including furniture stores, supermarkets and office supply stores), industrial, restaurant, health and fitness, and theater properties, many of which are leased under long-term leases.  As of September 30, 2017, we own 119 properties (including six properties owned by consolidated joint ventures and five properties owned by unconsolidated joint ventures) located in 31 states.  Based on square footage, our occupancy rate at September 30, 2017 is approximately 98.0%.

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

We are addressing our exposure to the retail industry by seeking to acquire properties that we believe capitalize on e-commerce activities, such as distribution and warehouse facilities, and by being especially selective in acquiring retail properties. Approximately 41.0% of our contractual rental income (as described below) is derived from retail tenants (including 9.1%, 3.7% and 3.6% from tenants engaged in retail furniture, supermarkets and office supply activities, respectively) and 35.4%, 5.0%, 4.6%, 3.4% and 10.6% from industrial (e.g., distribution and warehouse facilities), restaurant, health and fitness, theaters and other properties, respectively.

Our contractual rental income is approximately $67.3 million and represents, after giving effect to any abatements, concessions or adjustments, the base rent payable to us during the twelve months ending September 30, 2018 under leases in effect at September 30, 2017. Contractual rental income excludes: (i) approximately $437,000 of straight-line rent and $1.0 million of amortization of intangibles; and (ii) our share of the rental income payable to our unconsolidated joint ventures, which is approximately $2.8 million.

The following table sets forth scheduled lease expirations of leases for our properties as of September 30, 2017 for the periods indicated below:

Lease Expiration (1) 12 Months Ending September 30,	Number of Expiring Leases	Approximate Square Footage Subject to Expiring Leases (2)	Contractual Rental Income Under Expiring Leases		Percent of Contractual Rental Income Represented by Expiring Leases
2018	12	202,406	$1,320,816		2.0%
2019	17	429,557	3,716,777		5.5
2020	10	114,334	1,671,354		2.5
2021	23	464,285	3,733,784		5.6
2022	24	2,084,708	13,731,680		20.4
2023	12	554,501	3,418,453		5.1
2024	9	505,339	4,399,246		6.5
2025	8	438,032	4,624,095		6.9
2026	9	288,989	4,504,141		6.7
2027	11	885,096	7,409,097		11.0
2028 and thereafter	26	3,057,014	18,740,257	(3)	27.8
	161	9,024,261	$67,269,700		100.0%

(1)         Lease expirations assume tenants do not exercise existing renewal or termination options.

(2)         Excludes an aggregate of 183,676 square feet of vacant space.

(3)         Includes approximately $1.8 million of contractual rental income related to the property tenanted by L-3 Communications located in Hauppauge, New York, which lease was extended from 2022 to 2033, subject to an agreed upon building expansion and improvements expected to be completed by 2018.

Property Transactions During the Three Months Ended September 30, 2017

On July 14, 2017, we sold a retail property tenanted by Kohl’s, located in Kansas City, Missouri, for a sales price of $10.1 million, net of closing costs.  Our gain from this sale was $2.2 million.  In connection with the sale of this property, we repaid the $3.9 million mortgage balance and due to the early termination of the interest rate swap derivative, incurred interest expense of $118,000 in the nine months ended September 30, 2017.

On August 31, 2017, we sold a vacant retail property formerly tenanted by hhgregg, Inc.,  located in Niles, Illinois, for $4.8 million, net of closing costs. Our gain from this sale was $1.1 million.

In September 2017, we leased our Philadelphia, Pennsylvania property to a supermarket operator pursuant to a 20 year net lease. Beginning October 1, 2017, the annual rental income from this property will be approximately $473,000.  The property was formerly tenanted by Pathmark and had been vacant since September 2015.

Property Acquisition Subsequent to September 30, 2017

On October 10, 2017, we acquired, in a sale-leaseback transaction, a distribution facility/corporate headquarters, located in Memphis, Tennessee for $8 million.  The initial term of the lease is ten years and our annual rental income from this property will be approximately $627,000.

Results of Operations

Revenues

The following table compares revenues for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	Increase (Decrease)	% Change	2017	2016	Increase (Decrease)	% Change
Revenues:
Rental income, net	$17,217	$16,334	$883	5.4	$50,770	$46,985	$3,785	8.1
Tenant reimbursements	1,920	1,687	233	13.8	5,252	4,614	638	13.8
Total revenues	$19,137	$18,021	$1,116	6.2	$56,022	$51,599	$4,423	8.6

Rental income, net.  The increases in the three and nine months ended September 30, 2017 are due primarily to $1.5 million and $5.9 million, respectively, generated by properties acquired in 2017 and 2016.  The increase in the nine months ended September 30, 2017 is also due to (i) $267,000 of rental income from a tenant whose lease commenced April 1, 2016 at our Joppa, Maryland property and (ii) $174,000 of annual percentage rent income received from a tenant.

Offsetting the increases are decreases in the three and nine months ended September 30, 2017 of: (i) $64,000 and $1.1 million, respectively, representing the 2016 rental income from properties sold during 2016; (ii) $169,000 and $169,000, respectively, representing the 2016 rental income from properties sold during 2017; (iii) $175,000 and $595,000, respectively (including the $263,000 write-off of the entire balance of straight-line rent in the current nine months), relating to two properties formerly tenanted by hhgregg, which filed for bankruptcy protection in March 2017; (iv) $164,000 and $669,000, respectively, representing the 2016 rental income from two properties formerly leased to Quality Bakery, which lease expired November 2016, and Sports Authority,  which was sold May 2017; and (v) $32,000 and $198,000, respectively (including the write-off of the entire balance of straight-line rent and lease intangibles in the current nine months), relating to our properties tenanted by Payless ShoeSource and Joe’s Crab Shack.  Payless ShoeSource and Joe’s Crab Shack filed for bankruptcy protection in April and June 2017, respectively.

Tenant reimbursements.  Real estate tax and operating expense reimbursements increased during the three and nine months ended September 30, 2017 due primarily to reimbursements of approximately $270,000 and $811,000, respectively, from properties acquired in 2017 and 2016, offset by decreases of $35,000 and $186,000, respectively, related to two sold properties and two vacant properties. Tenant reimbursements generally relate to real estate expenses incurred in the same period.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	Increase (Decrease)	% Change	2017	2016	Increase (Decrease)	% Change
Operating expenses:
Depreciation and amortization	$5,115	$4,663	$452	9.7	$15,858	$13,246	$2,612	19.7
General and administrative	2,701	2,681	20.7		8,409	7,961	448	5.6
Real estate expenses	2,689	2,188	501	22.9	7,765	6,521	1,244	19.1
Real estate acquisition costs	—	162	(162)	(100.0)	—	610	(610)	(100.0)
Federal excise and state taxes	90	43	47	109.3	401	198	203	102.5
Leasehold rent	77	77	—	—	231	231	—	—
Impairment loss	153	—	153	n/a	153	—	153	n/a
Total operating expenses	10,825	9,814	1,011	10.3	32,817	28,767	4,050	14.1

Operating income	$8,312	$8,207	$105	1.3	$23,205	$22,832	$373	1.6

Depreciation and amortization.  The increases for the three and nine months ended September 30, 2017 are due primarily to $591,000 and $2.0 million, respectively, of depreciation expense on the properties acquired in 2016 and 2017.  The nine months ended September 30, 2017 also includes an aggregate $884,000 of write-offs of tenant origination costs related to the hhgregg and Joe’s Crab Shack properties. The increase in depreciation expense in the three and nine months ended September 30, 2017 was offset by $118,000 and $292,000, respectively, due to the sales of properties in 2016 and 2017.

General and administrative.  The increase in the nine months ended September 30, 2017 was due primarily to increases of: (i) $166,000 in non-cash compensation expense related to the accelerated vesting of restricted stock; (ii) $144,000 in compensation expense primarily due to higher compensation levels; and (iii) $138,000 for other miscellaneous expenses, none of which was individually significant.

Real estate expenses.  The increases in the three and nine months ended September  30, 2017 are due primarily to increases of $252,000 and $843,000, respectively, from properties acquired in 2016 and 2017; substantially all these expenses are rebilled to tenants and are included in Tenant reimbursements. Also contributing to the increases in the three and nine months ended September 30, 2017 were $165,000 and $647,000, respectively, of expenses related to the vacant properties formerly tenanted by Quality Bakery and hhgregg. These increases were offset by decreases in the three and nine months ended September 30, 2017, of, among other things, $50,000 and $200,000, respectively, of expenses related to the vacant property formerly tenanted by Sports Authority, which was sold in May 2017.

Real estate acquisition costs.  The expense in the three and nine months ended September 30, 2016 primarily relate to the purchase of properties during those periods.  As a result of the adoption of ASU 2017-01 in January 2017, the real estate acquisitions during the current year were considered asset acquisitions and, as such, acquisition costs of $293,000 were capitalized to the related real estate assets and not expensed.

Federal excise and state taxes.  The increase in the three and nine months ended September 30, 2017 primarily relates to state franchise tax resulting from the 2016 purchase of a property located in Tennessee.

Impairment loss.  Subsequent to September 30, 2017, we entered into a contract to sell our property formerly tenanted by Joe’s Crab Shack in Ann Arbor, Michigan.  In connection therewith, we recorded an impairment loss of $153,000 representing the difference between the expected net sales price and the net book value of this property at September 30, 2017.

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	Increase (Decrease)	% Change	2017	2016	Increase (Decrease)	% Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$212	$228	$(16)	(7.0)	$663	$794	$(131)	(16.5)
Prepayment costs on debt	—	—	—	—	—	(577)	577	(100.0)
Other income	57	362	(305)	(84.3)	399	431	(32)	(7.4)
Interest:
Expense	(4,459)	(4,404)	(55)	1.2	(13,380)	(12,593)	(787)	(6.2)
Amortization and write-off of deferred financing costs	(263)	(189)	(74)	39.2	(717)	(644)	(73)	(11.3)

Equity in earnings of unconsolidated joint ventures.  The income in the nine months ended September 30, 2016 includes our 50% share, or $146,000, of income obtained for permanent utility easements granted at two properties. There was no such income during 2017.

Prepayment costs on debt.  These costs were incurred in connection with the property sales and the payoff, prior to the stated maturity, of the related mortgage debt in 2016, primarily relating to the sales of several properties.

Other income. The nine months ended September 30, 2017 includes $243,000 paid to us by a former tenant in connection with the resolution of a dispute, and $74,000 that we received for easements on a sold property.  The three and nine months ended September 30, 2016 includes $356,000 that we received for such easements.

Interest expense.  The following table details the components of interest expense for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	Increase (Decrease)	% Change	2017	2016	Increase (Decrease)	% Change
Interest expense:
Credit line interest	$139	$121	$18	14.9	$360	$439	$(79)	(18.0)
Mortgage interest	4,320	4,283	37.9		13,020	12,154	866	7.1
Total	$4,459	$4,404	$55	1.2	$13,380	$12,593	$787	6.2

Credit line interest

The decrease in the nine months ended September 30, 2017 is due to a decrease of $11.1 million in the weighted average balance outstanding under our line of credit, offset by a  63 basis point increase in the average interest rate, as well as an increase of $67,000 in the unused facility fee resulting from the $25 million increase in our borrowing capacity under the facility.

Mortgage interest

The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	Increase (Decrease)	% Change	2017	2016	Increase (Decrease)	% Change
Average interest rate on mortgage debt	4.31%	4.56%	(.25)%	(5.5)%	4.31%	4.65%	(.34)%	(7.3)%
Average principal amount of mortgage debt	$401,384	$375,770	$25,614	6.8%	$399,316	$350,287	$49,029	14.0%

The increases in the three and nine months ended September 30, 2017 in mortgage interest expense are due to the increases in the average principal amount of mortgage debt outstanding, offset by decreases in the average interest rate thereon. The increase in the average balance outstanding is substantially due to the incurrence of mortgage debt in 2016 and 2017 of $72.9 million in connection with properties acquired in 2016 and 2017 and the financing or refinancing of $51.5 million of mortgage debt, net of refinanced amounts, in connection with properties acquired prior to 2016. The decrease in the average interest rate is due to the financing (including financings effectuated in connection with acquisitions) or refinancing in 2016 and 2017 of $158.8 million of gross mortgage debt (including $34.4 million of refinanced amounts) with an average interest rate of approximately 3.7%.  Mortgage interest expense also increased in the nine months ended September 30, 2017 by $118,000 due to the payoff of a mortgage and early termination of an interest rate swap in connection with the sale of the property tenanted by Kohl’s in July 2017.

Gain on sale of real estate, net.

The following table compares gain on sale of real estate, net, for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	Increase (Decrease)	% Change	2017	2016	Increase (Decrease)	% Change
Gain on sale of real estate, net	$3,269	$119	$3,150	2,647	$9,837	$9,824	$13.1

The gain in the three and nine months ended September 30, 2017 was realized from the sales of the Kohl’s property in Kansas City, Missouri and the former hhgregg property in Niles, Illinois. The gain in the nine months ended September 30, 2017 was also realized from the sale of the Greenwood Village, Colorado property in May 2017.  The gain in the nine months ended September 30, 2016 was realized from the sales of several properties.

Liquidity and Capital Resources

Our sources of liquidity and capital are cash flow from operations, cash and cash equivalents, borrowings under our revolving credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of equity securities and property sales.  Our available liquidity at November 3, 2017, was $99.3 million, including $12.7 million of cash and cash equivalents (net of the credit facility’s required $3.0 million deposit maintenance balance) and, subject to borrowing base requirements, up to $86.6 million available under our revolving credit facility.

Liquidity and Financing

We expect to meet our (i) operating cash requirements (including debt service and dividends) principally from cash flow from operations and (ii) capital requirements, including an estimated $11.0 million of building expansion and improvements at several properties, from cash flow from operations, our available cash and cash equivalents and, to the extent permitted, our credit facility.

At September 30, 2017, excluding mortgage indebtedness of our unconsolidated joint ventures, we had 72 outstanding mortgages payable secured by 89 properties, in the aggregate principal amount of $401.1 million (before netting unamortized deferred financing costs).  These mortgages represent first liens on individual real estate investments with an aggregate carrying value of $629.8 million, before accumulated depreciation of $81.4 million.  After giving effect to interest rate swap agreements, the mortgage payments bear interest at fixed rates ranging from 3.02% to 7.81% (a 4.22% weighted average interest rate) and mature between 2017 and 2042 (an 8.9 year weighted average remaining term to maturity).

The following table sets forth, as of September 30, 2017, information with respect to our mortgage debt that is payable from October 1, 2017 through December 31, 2020 (excluding our unconsolidated joint ventures):

(Dollars in thousands)	2017	2018	2019	2020	Total
Amortization payments	$2,344	$10,583	$11,079	$11,858	$35,864
Principal due at maturity	4,435	10,260	3,485	—	18,180
Total	$6,779	$20,843	$14,564	$11,858	$54,044

At September 30, 2017, our unconsolidated joint ventures had first mortgages on four properties with outstanding balances aggregating $35.3 million, bearing interest at rates ranging from 3.49% to 5.81% (i.e., a 4.07% weighted average interest rate) and maturing between 2018 and 2025.

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

Credit Facility

Subject to borrowing base requirements, we can borrow up to $100 million pursuant to our revolving credit facility which is available to us for the acquisition of commercial real estate, repayment of mortgage debt, property improvements and general working capital purposes; provided, that if used for property improvements and working capital purposes, the amount outstanding for such purposes will not exceed the lesser of $15 million and 15% of the borrowing base and if used for working capital purposes, will not exceed $10 million. The facility matures December 31, 2019 and bears interest equal to the one month LIBOR rate plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 300 basis points if such ratio is greater than 65%. The applicable margin was 175 basis points at September 30, 2017 and 2016 and at September 30, 2017, the interest rate was 2.985%.  There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $100 million. The credit facility requires the maintenance of $3 million in average deposit balances.

The terms of our revolving credit facility include certain restrictions and covenants which limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At September 30, 2017, we were in compliance with the covenants under this facility.

Statement of Cash Flows

The following discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.

	Nine Months Ended September 30,
(Amounts in thousands)	2017	2016
Cash flow provided by operating activities	$30,144	$22,480
Cash flow used in investing activities	(13,373)	(81,944)
Cash flow (used in) provided by financing activities	(19,265)	64,373
Net (decrease) increase in cash and cash equivalents	(2,494)	4,909
Cash and cash equivalents at beginning of year	17,420	12,736
Cash and cash equivalents at end of period	$14,926	$17,645

Our principal source of operating cash flow is the net funds generated from the operation of our properties. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend requirements.

The decrease in cash used in investing activities during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 is due primarily to the decrease in purchases of real estate in 2017, offset in part by the decrease in net proceeds from sales of real estate in 2017.

The increase in cash flow used in financing activities during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 is due primarily to the net decrease of $63.3 million in financings/repayments of mortgages payable and to a lesser extent, the net increase of $8.2 million in repayments (net of proceeds from drawdowns) on the credit facility in the nine months ended September 30, 2017. The increase in cash flow used in financing activities also resulted from a $11.2 million decrease in net proceeds from the sale of common stock in the current nine month period.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements other than with respect to our properties located in Lakemoor and Wheaton, Illinois and Beachwood, Ohio. These properties are ground leases improved by multi-family properties and generated $2.8 million of rental income during the nine months ended September 30, 2017. At September 30, 2017, our maximum exposure to loss with respect to these properties is $34.0 million, representing the carrying value of the land; such leasehold positions are subordinate to an aggregate of $150.7 million of mortgage debt incurred by our tenants, the owner/operators of the multi-family properties. These owner/operators are affiliated with one another. We do not believe this type of off-balance sheet arrangement has been or will be material to our liquidity and capital resource positions. See Note 6 to our consolidated financial statements for additional information regarding these arrangements.

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

The table below provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
GAAP net income attributable to One Liberty Properties, Inc.	$7,105	$4,299	$19,942	$20,027
Add: depreciation and amortization of properties	5,036	4,583	15,621	13,026
Add: our share of depreciation and amortization of unconsolidated joint ventures	215	223	656	670
Add: impairment loss	153	—	153	—
Add: amortization of deferred leasing costs	79	80	237	220
Add: Federal excise tax relating to gain on sale	—	—	—	6
Deduct: gain on sale of real estate	(3,269)	(119)	(9,837)	(9,824)
Adjustments for non-controlling interests	(34)	(36)	(103)	(108)
NAREIT funds from operations applicable to common stock	9,285	9,030	26,669	24,017
Deduct: straight-line rent accruals and amortization of lease intangibles	(397)	(788)	(802)	(2,215)
Add: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	10	13	27	36
Add: amortization of restricted stock compensation	684	770	2,341	2,176
Add: prepayment costs on debt	—	—	—	577
Add: amortization and write-off of deferred financing costs	263	189	717	644
Add: our share of amortization and write-off of deferred financing costs of unconsolidated joint ventures	6	7	19	19
Adjustments for non-controlling interests	5	17	13	37
Adjusted funds from operations applicable to common stock	$9,856	$9,238	$28,984	$25,291

The table below provides a reconciliation of net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
GAAP net income attributable to One Liberty Properties, Inc.	$.38	$.24	$1.07	$1.15
Add: depreciation and amortization of properties	.27	.26	.84	.76
Add: our share of depreciation and amortization of unconsolidated joint ventures	.01	.01	.04	.04
Add: impairment loss	.01	—	.01	—
Add: amortization of deferred leasing costs	—	—	.02	.01
Deduct: gain on sale of real estate	(.17)	—	(.53)	(.57)
Adjustments for non-controlling interests	—	—	(.01)	—
NAREIT funds from operations per share of common stock	.50	.51	1.44	1.39
Deduct: straight-line rent accruals and amortization of lease intangibles	(.02)	(.03)	(.05)	(.13)
Add: amortization of restricted stock compensation	.04	.04	.13	.13
Add: prepayment costs on debt	—	—	—	.03
Add: amortization and write-off of deferred financing costs	.01	.01	.04	.04
Adjustments for non-controlling interests	—	—	—	—
Adjusted funds from operations per share of common stock	$.53	$.53	$1.56	$1.46

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

We use interest rate swaps to limit interest rate risk on variable rate mortgages. These swaps are used for hedging purposes-not for speculation. We do not enter into interest rate swaps for trading purposes.  At September 30, 2017, our aggregate liability in the event of the early termination of our swaps was $2.5 million.

At September 30, 2017, we had 31 interest rate swap agreements outstanding (including two held by three of our unconsolidated joint ventures). The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of September 30, 2017, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have increased by approximately $8.0 million and the net unrealized loss on derivative instruments would have decreased by $8.0 million.  If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have decreased by approximately $8.6 million and the net unrealized loss on derivative instruments would have increased by $8.6 million. These changes would not have any impact on our net income or cash.

Our mortgage debt, after giving effect to interest rate swap agreements, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.

Our variable rate credit facility is sensitive to interest rate changes. At September 30, 2017, a 100 basis point increase of the interest rate on this facility would increase our related interest costs over the next twelve months by approximately $64,000 and a 100 basis point decrease of the interest rate would decrease our related interest costs over the next twelve months by approximately $64,000.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 6.  Exhibits

Exhibit No.	Title of Exhibit
10.1	Form of 2017 Performance Award Agreement
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ONE LIBERTY PROPERTIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: November 8, 2017	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: November 8, 2017	/s/ David W. Kalish
David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)