Form 10-K
period 2017-12-31
ONE LIBERTY PROPERTIES INC
filed 2018-03-14
CIK 712770

Use these links to rapidly review the document
TABLE OF CONTENTS Form 10-K
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "small reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a small reporting company)	Smaller reporting company ☐ Emerging growth company ☐

         If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. ☐

         Indicate by check mark whether registrant is a shell company (defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2017 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of all common equity held by non-affiliates of the registrant, computed by reference to the price at which common equity was last sold on said date, was approximately $338 million.

         As of March 1, 2018, the registrant had 19,068,336 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the 2018 annual meeting of stockholders of One Liberty Properties, Inc., to be filed pursuant to Regulation 14A not later than April 30, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Form 10-K

PART I

Item 1.    Business.

General

        We are a self-administered and self-managed real estate investment trust, also known as a REIT. We were incorporated in Maryland on December 20, 1982. We acquire, own and manage a geographically diversified portfolio of industrial, retail (including furniture stores and supermarkets), restaurant, health and fitness and theater properties, many of which are subject to long-term leases. Most of our leases are "net leases" under which the tenant, directly or indirectly, is responsible for paying the real estate taxes, insurance and ordinary maintenance and repairs of the property. As of December 31, 2017, we own 113 properties (excluding a property disposed of in January 2018) and participate in joint ventures that own five properties. These 118 properties are located in 30 states and have an aggregate of approximately 10.7 million square feet (including an aggregate of approximately 1.2 million square feet at properties owned by our joint ventures).

        As of December 31, 2017:

  •
  our 2018 contractual rental income (as described below) is $67.7 million.

  •
  the occupancy rate of our properties is 99.6% based on square footage.

  •
  the weighted average remaining term of our mortgage debt is 8.8 years and the weighted average interest rate thereon is 4.22%.

  •
  the weighted average remaining term of the leases generating our 2018 contractual rental income is 8.4 years.

        Our 2018 contractual rental income represents, after giving effect to any abatements, concessions or adjustments, the base rent payable to us in 2018 under leases in effect at December 31, 2017. Excluded from 2018 contractual rental income are approximately $483,000 of straight-line rent, amortization of approximately $1.0 million of intangibles, $56,000 of base rent payable through January 31, 2018 with respect to a property we sold in January 2018, and our share of the base rent payable to our joint ventures, which in 2018 is approximately $2.4 million.

2017 Highlights and Recent Developments

        In 2017:

  •
  our rental income, net, increased by $4.1 million, or 6.4%, from 2016.

  •
  we acquired four properties for an aggregate purchase price of $43.2 million. The acquired properties account for $3.1 million, or 4.6%, of our 2018 contractual rental income.

  •
  we sold four properties, three of which were vacant, for a net gain on sale of real estate of $9.8 million. The properties sold accounted for 0.5% and 2.6% of 2017 and 2016 rental income, net, respectively.

  •
  we obtained proceeds of $21.2 million from mortgage financings, all of which relate to properties acquired in 2017.

  •
  we increased our quarterly dividend by 4.7% to $0.45 per share, commencing with the dividend declared in December 2017 and paid in January 2018.

  •
  we raised net proceeds of approximately $5.6 million from the issuance of 231,000 shares of common stock pursuant to our at-the-market equity offering program.

  •
  we re-leased four vacant properties or portions thereof. In 2017, we incurred an aggregate of $739,000 of real estate operating expenses in carrying such properties. In 2018, we will generate an aggregate of approximately $1.2 million of rental income from such properties and in the future, will not be responsible for the related operating expenses.

  •
  on January 30, 2018, we sold a multi-tenant retail property located in Fort Bend, Texas, in which we held an 85% interest, for gross proceeds of $9.2 million and paid off the $4.4 million mortgage. In the quarter ending March 31, 2018, we anticipate recognizing a gain on this sale of approximately $2.4 million. The non-controlling interests' share of the gain from the transaction will be approximately $800,000.

        In the narrative portion of this Annual Report on Form 10-K, except as otherwise indicated:

  •
  the information with respect to our consolidated joint ventures is generally described as if such ventures are our wholly owned subsidiaries and information with respect to unconsolidated joint ventures is generally separately described,

  •
  (i) all references to joint ventures refer to unconsolidated joint ventures, (ii) all interest rates with respect to debt give effect to the related interest rate derivative, if any, (iii) amounts reflected as debt, reflects the gross debt owed, without deducting deferred financing costs, and (iv) square footage and terms of like import refers to the total square footage of the applicable building, including common areas, if any,

  •
  2018 contractual rental income derived from multiple properties leased pursuant to a master lease is allocated among such properties based on management's estimate of the appropriate allocations, and

  •
  the rental, operating, mortgage and statistical information, excludes the Fort Bend, Texas property sold in January 2018, other than with respect to the disclosures under "Item 6. Selected Financial Data" and "Item 7. Management's Discussion and Analysis of Financial Condition—Results of Operations—Comparison of Years Ended December 31, 2017 and 2016 " and "—Results of Operations—Comparison of Years Ended December 31, 2016 and 2015."

Acquisition Strategies

        We seek to acquire properties throughout the United States that have locations, demographics and other investment attributes that we believe to be attractive. We believe that long-term leases provide a predictable income stream over the term of the lease, making fluctuations in market rental rates and in real estate values less significant to achieving our overall investment objectives. Our primary goal is to acquire single-tenant properties that are subject to long-term net leases that include periodic contractual rental increases or rent increases based on increases in the consumer price index. Periodic contractual rental increases provide reliable increases in future rent payments and rent increases based on the consumer price index provide protection against inflation. Historically, long-term leases have made it easier for us to obtain longer-term, fixed-rate mortgage financing with principal amortization, thereby moderating the interest rate risk associated with financing or refinancing our property portfolio and reducing the outstanding principal balance over time. We may, however, acquire a property that is subject to a short-term lease when we believe the property represents a favorable opportunity for generating additional income from its re-lease or has significant residual value. Although the acquisition of single-tenant properties subject to net leases is the focus of our investment strategy, we also consider investments in, among other things, (i) properties that can be re-positioned or re-developed, (ii) community shopping centers anchored by national or regional tenants and (iii) properties ground leased to operators of multi-family properties. We pay substantially all the operating expenses at community shopping centers, a significant portion of which is reimbursed by tenants pursuant to their leases.

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

        Historically, a significant portion of our portfolio generated rental income from retail properties. We are sensitive to the risks facing the retail industry and have been addressing our exposure thereto by seeking to acquire properties that capitalize on e-commerce activities, such as e-commerce distribution and warehousing facilities, and by being especially selective in acquiring retail properties. As a result of this emphasis, retail properties generated 43.3%, 46.1%, and 49.5% of rental income, net, in 2017, 2016, and 2015, respectively.

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

        It is our policy, and the policy of our affiliated entities, that any investment opportunity presented to us or to any of our affiliated entities that involves the acquisition of a net leased property, a ground lease (other than a ground lease of a multi-family property) or a community shopping center, will first be offered to us and may not be pursued by any of our affiliated entities unless we decline the opportunity. Further, to the extent our affiliates are unable or unwilling to pursue an acquisition of a multi-family property (including a ground lease of a multi-family property), we may pursue such transaction if it meets our investment objectives.

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

Typical Property Attributes

        As of December 31, 2017, the properties in our portfolio have the following attributes:

  •
  Net leases.  Most of our leases are net leases under which the tenant is typically responsible for real estate taxes, insurance and ordinary maintenance and repairs. We believe that investments in net leased properties offer reasonably predictable returns.

  •
  Long-term leases.  Many of our leases are long-term leases. The weighted average remaining term of our leases is 8.4 years. Leases representing approximately 27.3% of our 2018 contractual rental income expire between 2023 and 2026 and leases representing approximately 36.4% of our 2018 contractual rental income expire after 2027.

  •
  Scheduled rent increases.  Leases representing approximately 73.6% of our 2018 contractual rental income provide for either periodic contractual rent increases or a rent increase based on the consumer price index.

Our Tenants

        The following table sets forth information about the diversification of our tenants by industry sector as of December 31, 2017:

Type of Property	Number of Tenants	Number of Properties	2018 Contractual Rental Income	Percentage of 2018 Contractual Rental Income
Industrial	31	28	$25,119,990	37.1
Retail—General	57	35	15,963,958	23.6
Retail—Furniture(1)	3	14	6,109,003	9.0
Restaurant	10	16	3,185,623	4.7
Health & Fitness	1	3	3,080,333	4.5
Retail—Supermarket	3	3	2,718,682	4.0
Retail—Office Supply(2)	1	7	2,406,728	3.6
Theater	1	2	2,293,132	3.4
Other	5	5	6,856,708	10.1

	112	113	$67,734,157	100.0

(1)
Eleven properties are net leased to Haverty Furniture Companies, Inc., which we refer to as Haverty Furniture, pursuant to a master lease covering all such properties.

(2)
Includes seven properties which are net leased to Office Depot pursuant to seven separate leases. Five of the Office Depot leases contain cross-default provisions.

        Many of our tenants (including franchisees of national chains) operate on a national basis including, among others, Advanced Auto, Applebees, Barnes & Noble, Burlington Coat Factory, CarMax, CVS, Famous Footwear, FedEx, Ferguson Enterprises, LA Fitness, Marshalls, Men's Wearhouse, Northern Tool, Office Depot, Party City, PetSmart, Ross Stores, Shutterfly, TGI Friday's, The Toro Company, Urban Outfitters, Walgreens, Wendy's and Whole Foods, and some of our tenants operate on a regional basis, including Haverty Furniture and Giant Food Stores.

Our Leases

        Most of our leases are net leases under which the tenant, in addition to its rental obligation, typically is responsible, directly or indirectly for expenses attributable to the operation of the property, such as real estate taxes and assessments, insurance and ordinary maintenance and repairs. The tenant is also generally responsible for maintaining the property and for restoration following a casualty or partial condemnation. The tenant is typically obligated to indemnify us for claims arising from the property and is responsible for maintaining insurance coverage for the property it leases and naming us an additional insured. Under some net leases, we are responsible for structural repairs, including foundation and slab, roof repair or replacement and restoration following a casualty event, and at several properties we are responsible for certain expenses related to the operation and maintenance of the property.

        Our typical lease provides for contractual rent increases periodically throughout the term of the lease or for rent increases pursuant to a formula based on the consumer price index. Some of our leases provide for minimum rents supplemented by additional payments based on sales derived from the property subject to the lease (i.e., percentage rent). Percentage rent from four properties contributed $263,000 to 2017 rental income, of which $174,000 was contributed by one tenant. Percentage rent contributed $42,000, and $38,000 to rental income in 2016 and 2015, respectively.

        Generally, our strategy is to acquire properties that are subject to existing long-term leases or to enter into long-term leases with our tenants. Our leases generally provide the tenant with one or more renewal options.

        The following table sets forth scheduled expirations of leases at our properties as of December 31, 2017:

Year of Lease Expiration(1)	Number of Expiring Leases	Approximate Square Footage Subject to Expiring Leases	2018 Contractual Rental Income Under Expiring Leases	Percentage of 2018 Contractual Rental Income Represented by Expiring Leases
2018	12	206,592	$1,333,898	2.0
2019	12	321,507	2,952,389	4.4
2020	9	110,548	1,621,506	2.4
2021	18	578,070	4,194,598	6.2
2022	25	2,144,389	14,424,295	21.3
2023	13	852,141	5,689,479	8.4
2024	6	408,093	2,069,484	3.1
2025	10	387,202	5,410,643	8.0
2026	11	551,229	5,266,182	7.8
2027 and thereafter	33	3,827,219	24,771,683	36.4

	149	9,386,990	$67,734,157	100.0

(1)
Lease expirations assume tenants do not exercise existing renewal options.

Financing, Re-Renting and Disposition of Our Properties

        Our revolving credit facility provides us with a source of funds that may be used to acquire properties, payoff existing mortgages, and to a more limited extent, invest in joint ventures, implement property improvements and for working capital purposes. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our facility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility".

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

Our Joint Ventures

        As of December 31, 2017, we participated in five joint ventures that own an aggregate of five properties, with approximately 1.2 million square feet of space. Four of the properties are retail properties and one is an industrial property. We own 50% of the equity interest in all of these joint ventures. At December 31, 2017, our investment in joint ventures was approximately $10.7 million and the occupancy rate at the properties owned by these ventures, based on square footage, was 97.6%.

        Based on the leases in effect at December 31, 2017, we anticipate that our share of the base rent payable in 2018 to our joint ventures is approximately $2.4 million. Leases for two properties are expected to contribute 86.5% of the aggregate base rent payable to all of our joint ventures in 2018. Leases with respect to 55.6%, 11.9% and 32.5% of the aggregate base rent payable to all of our joint ventures in 2018, is payable pursuant to leases expiring from 2018 to 2019, from 2020 to 2021, and thereafter, respectively.

        See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Other Developments" for information regarding properties tenanted by Kmart.

Competition

        We face competition for the acquisition of properties from a variety of investors, including domestic and foreign corporations and real estate companies, financial institutions, insurance companies, pension funds, investment funds, other REITs and individuals, many of which have significant advantages over us, including a larger, more diverse group of properties and greater financial (including access to debt on more favorable terms) and other resources than we have.

Our Structure

        Nine employees, including Patrick J. Callan, Jr., our president and chief executive officer, Lawrence G. Ricketts, Jr., our executive vice president and chief operating officer, Justin Clair, a vice president, Karen Dunleavy, vice president-financial and five other employees, devote all of their business time to us. Our other executive, administrative, legal, accounting and clerical personnel provide their services to us on a part-time basis pursuant to the compensation and services agreement described below.

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

        In 2017, pursuant to the compensation and services agreement, we paid Majestic Property a fee of approximately $2.7 million plus $216,000 for our share of all direct office expenses, including rent, telephone, postage, computer services, supplies and internet usage. Included in the $2.7 million fee is $1,154,000 for property management services—the fee for the property management services is based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by us from net lease tenants and operating lease tenants, respectively. Property management fees are not paid to Majestic Property with respect to properties managed by third parties. Based on our portfolio of properties at December 31, 2017, we estimate that the property management fee in 2018 will be approximately $1,190,000.

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

Item 1A.    Risk Factors.

        Set forth below is a discussion of certain risks affecting our business. The categorization of risks set forth below is meant to help you better understand the risks facing our business and is not intended to limit your consideration of the possible effects of these risks to the listed categories. Any adverse effects arising from the realization of any of the risks discussed, including our financial condition and results of operations, may, and likely will, adversely affect many aspects of our business. In addition to the other information contained or incorporated by reference in this Form 10-K, readers should carefully consider the following risk factors:

Risks Related to Our Business

Approximately 40.2% of our 2018 contractual rental income is derived from tenants operating in the retail industry and the failure of those tenants to pay rent would significantly reduce our revenues.

        Approximately 40.2% of our 2018 contractual rental income is derived from retail tenants, including 9.0% from tenants engaged in retail furniture (i.e., Haverty Furniture accounts for 7.1% of

2018 contractual rental income) and 3.6% from tenants engaged in office supply activities (i.e., Office Depot accounts for 3.6% of 2018 contractual rental income).

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

        Substantially all of our rental income is derived from rent paid by our tenants. From 2018 through 2020, leases with respect to 33 tenants that account for 8.8% of our 2018 contractual rental income, expire. If our tenants, and in particular, our significant tenants, (i) do not renew their leases upon the expiration of same, (ii) default on their obligations or (iii) seek rent relief, lease renegotiation or other accommodations, our revenues could decline and, in certain cases, co-tenancy provisions may be triggered possibly allowing other tenants at the same property to reduce their rental payments or terminate their leases. At the same time, we would remain responsible for the payment of the mortgage obligations with respect to the related properties and would become responsible for the operating expenses related to these properties, including, among other things, real estate taxes, maintenance and insurance. In addition, we may incur expenses in enforcing our rights as landlord. Even if we find replacement tenants or renegotiate leases with current tenants, the terms of the new or renegotiated leases, including the cost of required renovations or concessions to tenants, or the expense of the reconfiguration of a tenant's space, may be less favorable than current lease terms and could reduce the amount of cash available to meet expenses and pay dividends. If tenants facing financial difficulties default on their obligation to pay rent or do not renew their leases at lease expiration, our results of operations and financial condition may be adversely affected. See "Item 7. Management's Discussion and Analysis of Financial Condition or Results of Operations—Other Developments".

Approximately 22.9% of our 2018 contractual rental income is derived from five tenants. The default, financial distress or failure of any of these tenants could significantly reduce our revenues.

        Haverty Furniture, LA Fitness, Northern Tool, Office Depot and Ferguson Enterprises account for approximately 7.1%, 4.5%, 4.2%, 3.6% and 3.5%, respectively, of our 2018 contractual rental income. The default, financial distress or bankruptcy of any of these tenants could cause interruptions in the receipt of, or the loss of, a significant amount of rental income and would require us to pay operating expenses (including real estate taxes) currently paid by the tenant. This could also result in the vacancy of the property or properties occupied by the defaulting tenant, which would significantly reduce our rental revenues and net income until the re-rental of the property or properties, and could decrease the ultimate sale value of the property.

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

        We had, as of December 31, 2017, $392.5 million in mortgage debt outstanding, all of which is non-recourse (subject to standard carve-outs) and our ratio of mortgage debt to total assets was 53.3%. Our joint ventures had $35.0 million in total mortgage indebtedness (all of which is non-recourse, subject to standard carve-outs). The risks associated with our mortgage debt and the mortgage debt of our joint ventures include the risk that cash flow from properties securing the indebtedness and our available cash and cash equivalents will be insufficient to meet required payments of principal and interest.

        Generally, only a portion of the principal of our mortgage indebtedness will be repaid prior to or at maturity and we do not plan to retain sufficient cash to repay such indebtedness at maturity. Accordingly, to meet these obligations if they cannot be refinanced at maturity, we will have to use funds available under our credit facility, if any, and our available cash and cash equivalents to pay our mortgage debt or seek to raise funds through the financing of unencumbered properties, sale of properties or the issuance of additional equity. From 2018 through 2022, approximately $111.4 million of our mortgage debt matures—specifically, $20.4 million in 2018, $14.6 million in 2019, $11.9 million in 2020, $20.7 million in 2021 and $43.8 million in 2022. With respect to our joint ventures, approximately $14.2 million of mortgage debt matures from 2018 through 2022—specifically, $4.3 million in 2018, $877,000 in 2019, $911,000 in 2020, $948,000 in 2021, and $7.2 million in 2022. If we (or our joint ventures) are unsuccessful in refinancing or extending existing mortgage indebtedness or financing unencumbered properties, selling properties on favorable terms or raising additional equity, our cash flow (or the cash flow of a joint venture) will not be sufficient to repay all maturing mortgage debt when payments become due, and we (or a joint venture) may be forced to dispose of properties on disadvantageous terms or convey properties secured by mortgages to the mortgagees, which would lower our revenues and the value of our portfolio.

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

        If we are presented with indications of an impairment in the value of a particular property or group of properties, we will be required to evaluate any such property or properties. If we determine that any of our properties at which indicators of impairment exist have a fair market value below the net book value of such property, we will be required to recognize an impairment charge for the difference between the fair value and the book value during the quarter in which we make such determination; such impairment charges may then increase in subsequent quarters. This evaluation may lead us to write off any straight-line rent receivable and lease intangible balances recorded with respect to such property. In addition, we may incur losses from time to time if we dispose of properties for sales prices that are less than our book value.

The concentration of our properties in certain states may make our revenues and the value of our portfolio vulnerable to adverse changes in local economic conditions.

        Many of the properties we own are located in the same or a limited number of geographic regions. Approximately 40.7% of our 2018 contractual rental income will be derived from properties located in five states—Texas (11.9%), South Carolina (8.3%), New York (7.9%), Pennsylvania (6.4%) and North Carolina (6.2%). At December 31, 2017, approximately 43.1% of the net book value of our real estate investments was located in five states—Texas (11.3%), South Carolina (9.6%), Pennsylvania (9.3%), Tennessee (7.2%) and Maryland (5.7%). As a result, a decline in the economic conditions in these states or in regions where our properties may be concentrated in the future, may have an adverse effect on the rental and occupancy rates for, and the property values of, these properties, which could lead to a reduction of our rental income and/or impairment charges.

If interest rates increase or credit markets tighten, it may be more difficult for us to secure financing, which may limit our ability to finance or refinance our real estate properties, reduce the number of properties we can acquire, sell certain properties, and decrease our stock price.

        An increase in interest rates could reduce the amount investors are willing to pay for our common stock. Because REIT stocks are often perceived as high-yield investments, investors may perceive less relative benefit to owning REIT stocks as interest rates and the yield on government treasuries and other bonds increase.

        Increases in interest rates or reduced access to credit markets may make it difficult for us to obtain financing, refinance mortgage debt, limit the mortgage debt available on properties we wish to acquire and limit the properties we can acquire. Even in the event that we are able to secure mortgage debt on, or otherwise finance our real estate properties, due to increased costs associated with securing financing and other factors beyond our control, we may be unable to refinance the entire outstanding loan balance or be subject to unfavorable terms (such as higher loan fees, interest rates and periodic payments) if we do refinance the loan balance. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions.

        While interest rates have been at historically low levels the past several years, they have recently been increasing and become increasingly volatile. At December 29, 2017 and February 28, 2018, the interest rate on the 10-year treasury note was 2.40% and 2.87%, respectively. If we are required to refinance mortgage debt that matures over the next several years at higher interest rates than such mortgage debt currently bears, the funds available for dividends may be reduced. The following table sets forth, as of December 31, 2017, the principal balance of the mortgage payments due at maturity on our properties and the weighted average interest rate thereon (dollars in thousands):

Year	Principal Balances Due at Maturity	Weighted Average Interest Rate Percentage
2018	$10,260	4.26
2019	3,485	3.88
2020	—	—
2021	8,463	4.13
2022	31,539	3.92
2023 and thereafter	214,048	4.20

        We manage a substantial portion of our exposure to interest rate risk by accessing debt with staggered maturities, obtaining fixed rate mortgage debt and through the use of interest rate swap agreements. However, no amount of hedging activity can fully insulate us from the risks associated with changes in interest rates. Swap agreements involve risk, including that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may cause us to pay higher interest rates on our debt obligations than would otherwise be the case. Failure to hedge effectively against interest rate risk could adversely affect our results of operations and financial condition.

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

        Most all of our tenants obtain, for our benefit, comprehensive insurance covering our properties in amounts that are intended to be sufficient to provide for the replacement of the improvements at each property. However, the amount of insurance coverage maintained for any property may be insufficient (i) to pay the full replacement cost of the improvements at the property following a casualty event or (ii) if coverage is provided pursuant to a blanket policy and the tenant's other properties are subject to insurance claims. In addition, the rent loss coverage under the policy may not extend for the full period of time that a tenant may be entitled to a rent abatement as a result of, or that may be required to complete restoration following, a casualty event In addition, there are certain types of losses, such as those arising from earthquakes, floods, hurricanes and terrorist attacks, that may be uninsurable or that may not be economically insurable. Changes in zoning, building codes and ordinances, environmental considerations and other factors also may make it impossible or impracticable for us to use insurance proceeds to replace damaged or destroyed improvements at a property. If restoration is not or cannot be completed to the extent, or within the period of time, specified in certain of our leases, the tenant may have the right to terminate the lease. If any of these or similar events occur, it may reduce our revenues, the value of, or our return from, an affected property.

Our revenues and the value of our portfolio are affected by a number of factors that affect investments in real estate generally.

        We are subject to the general risks of investing in real estate. These include adverse changes in economic conditions and local conditions such as changing demographics, retailing trends and traffic patterns, declines in the rental rates, changes in the supply and price of quality properties and the market supply and demand of competing properties, the impact of environmental laws, security concerns, prepayment penalties applicable under mortgage financings, changes in tax, zoning, building code, fire safety and other laws and regulations, the type of insurance coverage available in the market, and changes in the type, capacity and sophistication of building systems. Approximately 40.2% and 37.1% of our 2018 contractual rental income is from retail and industrial tenants, respectively, and we are vulnerable to economic declines that negatively impact these sectors of the economy, which could have an adverse effect on our results of operations, liquidity and financial condition.

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

        We intend to pay quarterly dividends and to make distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year is distributed. This, along with other factors, will enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code of 1986, as amended, which we refer to as the "Code". We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by the risk factors described in this Annual Report on Form 10-K. All distributions will be made at the discretion of our board of directors and will depend on our earnings (including taxable income), our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time.

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

Our current and future investments in joint ventures could be adversely affected by the lack of sole decision making authority, reliance on joint venture partners' financial condition or insurance coverage, disputes that may arise between our joint venture partners and us and our reliance on one significant joint venture partner.

        A number of properties in which we have an interest are owned through consolidated and unconsolidated joint ventures. We may continue to acquire properties through joint ventures and/or contribute some of our properties to joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might file for bankruptcy protection, fail to fund their share of required capital contributions or obtain insurance coverage pursuant to a blanket policy as a result of which claims with respect to other properties covered by such policy and in which we have no interest could reduce or eliminate the coverage available with respect to the joint venture properties. Further, joint venture partners may have conflicting business interests or goals, and as a result there is the potential risk of impasses on decisions, such as a sale and the timing thereof. Any disputes that may arise between joint venture partners and us may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. With respect to our (i) consolidated joint ventures, we own, with two joint venture partners and their respective affiliates, five properties that account for 5.1% of 2018 contractual rental income (and we own one property, of which our share of the annual base rent in 2018 is $1.4 million, with one of these joint venture partners through an unconsolidated joint venture), and (ii) unconsolidated joint ventures, we own, with one joint venture partner and its affiliates, three properties which account for our $326,000 share of 2018 base rent payable. We may be adversely affected if we are unable to maintain a satisfactory working relationship with these joint venture partners or if any of these partners becomes financially distressed.

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

        From time to time we have entered into transactions with persons and entities affiliated with us and with certain of our officers and directors. Such transactions involve a potential conflict of interest, and entail a risk that we could have obtained more favorable terms if we had entered into such transaction with an unaffiliated third party. Our policy for transactions with affiliates is to have these transactions approved by our audit committee. We entered into a compensation and services agreement with Majestic Property effective as of January 1, 2007. Majestic Property is wholly-owned by the vice chairman of our board of directors and it provides compensation to certain of our part-time senior executive officers and other individuals performing services on our behalf. Pursuant to the compensation and services agreement, we pay an annual fee to Majestic Property which provides us with the services of all affiliated executive, administrative, legal, accounting and clerical personnel that we use on a part time basis, as well as property management services, property acquisition, sales and leasing and mortgage brokerage services. In 2017, pursuant to the compensation and services agreement, we paid Majestic Property a fee of $2.7 million and an additional $216,000 for our share of all direct office expenses, including rent, telephone, postage, computer services, supplies, and internet usage. We also obtain our property insurance in conjunction with Gould Investors L.P., our affiliate, and in 2017, reimbursed Gould Investors $790,000 for our share of the insurance premiums paid by Gould Investors. Gould Investors beneficially owns approximately 9.5% of our outstanding common stock and certain of our senior executive officers are also executive officers of the managing general partner of Gould Investors. See Note 12 of our consolidated financial statements for information regarding equity awards to individuals performing services on our behalf pursuant to the compensation and services agreement.

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

Risks Related to the REIT Industry

Legislative, regulatory or administrative changes could adversely affect us or our stockholders.

        The tax laws or regulations governing REITs or the administrative interpretations thereof may be amended at any time. We cannot predict if or when any new or amended law, regulation or administrative interpretation will be adopted, promulgated or become effective, and any such change may apply retroactively. We and our stockholders may be adversely affected by any new or amended law, regulation or administrative interpretation.

        On December 22, 2017, the Tax Cuts and Jobs Act, which we refer to as the "Tax Act", was enacted. The Tax Act enacted significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The Tax Act makes numerous large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us.

        While the changes in the Tax Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or our stockholders. Investors are urged to consult with their tax advisors with respect to the status of the Tax Act and any other regulatory or administrative developments and proposals and their potential effect on investment in our capital stock.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        As of December 31, 2017, we own 113 properties with an aggregate net book value of $660.0 million. Our occupancy rate, based on square footage, was 99.6% and 97.3% as of December 31, 2017 and 2016, respectively.

        We also participate in joint ventures that own five properties and at December 31, 2017, our investment in these unconsolidated joint ventures is $10.7 million. The occupancy rate of our joint venture properties, based on square footage, was 97.6% and 97.9% as of December 31, 2017 and 2016, respectively.

Our Properties

        The following table details, as of December 31, 2017, certain information about our properties:

Location	Type of Property	Percentage of 2018 Contractual Rental Income	Approximate Square Footage of Building	2018 Contractual Rental Income per Square Foot
Fort Mill, SC	Industrial	4.2	701,595	$4.02
Baltimore, MD	Industrial	3.5	367,000	6.39
Royersford, PA(1)	Retail	3.2	194,600	11.48
Round Rock, TX	Assisted Living Facility	3.0	87,560	23.27
Lebanon, TN	Industrial	3.0	540,200	3.73
Hauppauge, NY	Industrial	2.6	149,870	11.87
El Paso, TX	Industrial	2.6	419,821	4.21
Beachwood, OH(2)	Apartments	2.4	349,999	4.68
Greensboro, NC	Theater	2.3	61,213	25.92
W. Hartford, CT	Retail—Supermarket	2.3	47,174	32.97
Littleton, CO(3)	Retail	2.1	101,596	14.45
St. Louis, MO(4)	Industrial	2.1	339,094	4.17
Secaucus, NJ	Health & Fitness	2.0	44,863	30.40
El Paso, TX(5)	Retail	1.9	110,179	12.22
McCalla, AL	Industrial	1.8	294,000	4.18
Lincoln, NE	Retail	1.8	112,260	10.75
Brooklyn, NY	Office	1.8	66,000	18.15
Wheaton, IL(2)	Apartments	1.7	300,104	3.88
Knoxville, TN	Retail	1.7	35,330	32.84
St. Louis Park, MN(4)	Retail	1.7	131,710	8.50
Fort Mill, SC	Industrial	1.7	303,188	3.69
Joppa, MD	Industrial	1.6	258,710	4.08
Ankeny, IA(4)	Industrial	1.5	208,234	4.96
Tucker, GA	Health & Fitness	1.4	58,800	16.67
Pittston, PA	Industrial	1.4	249,600	3.73
Lakemoor, IL(2)	Apartments	1.2	480,684	1.70
Saco, ME	Industrial	1.2	131,400	6.12
Cedar Park, TX	Retail—Furniture	1.1	50,810	14.71
Hamilton, OH	Health & Fitness	1.1	38,000	19.38
Columbus, OH	Retail—Furniture	1.1	96,924	7.40
Indianapolis, IN	Theater	1.0	57,688	12.25
Indianapolis, IN	Industrial	1.0	125,622	5.43
Lake Charles, LA(6)	Retail	1.0	54,229	12.23
Greenville, SC(7)	Industrial	0.9	142,200	4.39
Ft. Myers, FL	Retail	0.9	29,993	20.17
Ronkonkoma, NY(4)	Industrial	0.9	90,599	6.61
Huntersville, NC	Industrial	0.9	78,319	7.50
Kennesaw, GA	Retail	0.8	32,138	17.90
Memphis, TN	Industrial	0.8	224,749	2.56
Wichita, KS	Retail—Furniture	0.8	88,108	6.35
Greenville, SC(7)	Industrial	0.8	128,000	4.35
Champaign, IL(4)	Retail	0.8	50,530	10.78
Chicago, IL	Retail—Office Supply	0.8	23,939	22.16
New Hope, MN	Industrial	0.8	122,461	4.33

Location	Type of Property	Percentage of 2018 Contractual Rental Income	Approximate Square Footage of Building	2018 Contractual Rental Income per Square Foot
Clemmons, NC	Retail	0.8	96,725	5.40
Melville, NY	Industrial	0.8	51,351	10.06
Tyler, TX	Retail—Furniture	0.7	72,000	6.75
Athens, GA(8)	Retail	0.7	41,280	11.63
Fayetteville, GA	Retail—Furniture	0.7	65,951	6.97
Louisville, KY	Industrial	0.7	125,370	3.60
Onalaska, WI	Retail	0.7	63,919	7.00
Cary, NC	Retail—Office Supply	0.7	33,490	13.29
Highlands Ranch, CO	Retail	0.6	43,480	10.12
New Hyde Park, NY	Industrial	0.6	38,000	10.99
Houston, TX	Retail	0.6	25,005	16.70
Richmond, VA	Retail—Furniture	0.6	38,788	10.53
Amarillo, TX	Retail—Furniture	0.6	72,027	5.64
Deptford, NJ	Retail	0.6	25,358	15.90
Virginia Beach, VA	Retail—Furniture	0.6	58,937	6.82
Lexington, KY	Retail—Furniture	0.6	30,173	12.48
Eugene, OR	Retail—Office Supply	0.5	24,978	14.88
Duluth, GA	Retail—Furniture	0.5	50,260	7.29
Newark, DE	Retail	0.5	23,547	15.40
Newport News, VA	Retail—Furniture	0.5	49,865	7.09
Woodbury, MN	Retail	0.5	49,406	7.00
El Paso, TX	Retail—Office Supply	0.5	25,000	13.81
Columbus, OH	Industrial	0.5	105,191	3.25
Houston, TX	Retail	0.5	20,087	16.00
Durham, NC	Industrial	0.5	46,181	6.95
Greensboro, NC	Retail	0.4	12,950	23.00
Hyannis, MA	Retail	0.4	9,750	30.07
Selden, NY	Retail	0.4	14,555	20.00
Gurnee, IL	Retail—Furniture	0.4	22,768	12.21
Bluffton, SC	Retail—Furniture	0.4	35,011	7.92
Naples, FL	Retail—Furniture	0.4	15,912	17.00
Pinellas Park, FL	Industrial	0.4	53,064	5.03
Carrollton, GA	Restaurant	0.4	6,012	43.87
Batavia, NY	Retail—Office Supply	0.4	23,483	11.09
Philadelphia, PA	Retail—Supermarket	0.4	57,653	4.51
Hauppauge, NY	Restaurant	0.4	7,000	36.65
Cartersville, GA	Restaurant	0.4	5,635	44.16
Richmond, VA	Restaurant	0.3	9,367	25.07
Greensboro, NC	Restaurant	0.3	6,655	35.13
W. Hartford, CT(9)	Retail	0.3	—	—
Myrtle Beach, SC	Restaurant	0.3	6,734	31.83
Somerville, MA	Retail	0.3	12,054	17.42
Kennesaw, GA	Restaurant	0.3	4,051	50.43
Bolingbrook, IL	Retail	0.3	33,111	6.10
Concord, NC	Restaurant	0.3	4,749	42.23
Cape Girardeau, MO	Retail	0.3	13,502	14.71
Lawrenceville, GA	Restaurant	0.3	4,025	48.64
Everett, MA	Retail	0.3	18,572	10.39

Location	Type of Property	Percentage of 2018 Contractual Rental Income	Approximate Square Footage of Building	2018 Contractual Rental Income per Square Foot
Marston Mills, MA	Retail	0.3	8,775	20.75
Miamisburg, OH	Industrial	0.2	35,707	4.57
Monroeville, PA	Retail	0.2	6,051	25.30
Reading, PA	Restaurant	0.2	2,754	52.00
Reading, PA	Restaurant	0.2	2,551	54.79
West Palm Beach, FL	Industrial	0.2	10,361	13.17
Gettysburg, PA	Restaurant	0.2	2,944	43.42
Hanover, PA	Restaurant	0.2	2,702	46.74
Houston, TX	Retail	0.2	12,000	10.50
Palmyra, PA	Restaurant	0.2	2,798	44.43
Trexlertown, PA	Restaurant	0.2	3,004	40.55
Cuyahoga Falls, OH	Retail	0.2	6,796	17.21
South Euclid, OH	Retail	0.2	11,672	9.94
Hilliard, OH	Retail	0.2	6,751	15.55
Lawrence, KS	Retail	0.2	8,600	12.21
Port Clinton, OH	Retail	0.1	6,749	15.19
Indianapolis, IN	Restaurant	0.1	12,820	6.43
Rosenberg, TX	Retail	0.1	8,000	8.79
Seattle, WA	Retail	0.1	3,053	16.00
Louisville, KY	Industrial	0.1	9,642	4.02
Crystal Lake, IL(10)	Vacant	—	32,446	—

		100.0	9,428,251

(1)
This property, a community shopping center, is leased to eleven tenants. Contractual rental income per square foot excludes 3,850 vacant square feet. Approximately 27.9% of the square footage is leased to a supermarket.

(2)
This property is ground leased to a multi-unit apartment complex owner/operator. Reflects contingent rent that may be received subject to the satisfaction of performance requirements. See Notes 4 and 7 of our consolidated financial statements.

(3)
This property, a community shopping center, is leased to 27 tenants. Contractual rental income per square foot excludes 2,570 vacant square feet.

(4)
This property has two tenants.

(5)
This property has four tenants. Contractual rental income per square foot excludes 2,395 vacant square feet.

(6)
This property has three tenants. Approximately 43.4% of the square footage is leased to a retail office supply operator.

(7)
This property has three tenants.

(8)
This property has two tenants. Approximately 48.4% of the square footage is leased to a retail office supply operator.

(9)
This property provides additional parking for the W. Hartford, CT, retail supermarket.

(10)
This property was operated as a hhgregg. The tenant filed for Chapter 11 bankruptcy protection, rejected the lease and in late May 2017, vacated the property. At December 31, 2017, the property is vacant.

  Properties Owned by Joint Ventures

        The following table sets forth, as of December 31, 2017, information about the properties owned by joint ventures in which we are a venture partner:

Location	Type of Property	Percentage of Base Rent Payable in 2018 Contributed by the Applicable Joint Venture(1)	Approximate Square Footage of Building	2018 Base Rent per Square Foot
Manahawkin, NJ(2)	Retail	59.4	319,349	$9.92
Milwaukee, WI	Industrial	27.1	750,300	1.75
Savannah, GA	Retail	7.4	45,973	7.77
Savannah, GA	Retail	5.1	101,550	2.44
Savannah, GA	Retail	1.0	7,959	5.93

		100.0	1,225,131

(1)
Represents the base rent payable in 2018 with respect to such joint venture property, expressed as a percentage of the aggregate base rent payable in 2018 with respect to all of our joint venture properties.

(2)
This property, a community shopping center, is leased to 25 tenants. Base rent per square foot excludes 29,068 vacant square feet.

  Geographic Concentration

        As of December 31, 2017, the 113 properties owned by us are located in 30 states. The following table sets forth information, presented by state, related to our properties as of December 31, 2017:

State	Number of Properties	2018 Contractual Rental Income	Percentage of 2018 Contractual Rental Income	Approximate Building Square Feet
Texas	11	$8,043,732	11.9	902,489
South Carolina	6	5,610,987	8.3	1,316,728
New York	8	5,317,586	7.9	440,858
Pennsylvania	10	4,316,651	6.4	524,657
North Carolina	8	4,193,700	6.2	340,282
Ohio	9	4,037,748	6.0	657,789
Georgia	9	3,774,291	5.6	268,152
Tennessee	3	3,750,286	5.5	800,279
Illinois	7	3,538,228	5.2	943,582
Maryland	2	3,402,779	5.0	625,710
Minnesota	3	1,994,870	2.9	303,577
Colorado	2	1,871,008	2.8	145,076
Connecticut	2	1,779,365	2.6	47,174
New Jersey	2	1,766,818	2.6	70,221
Missouri	2	1,611,325	2.4	352,596
Indiana	3	1,471,540	2.2	196,130
Virginia	4	1,398,944	2.1	156,957
Florida	4	1,278,657	1.9	109,330
Alabama	1	1,228,353	1.8	294,000
Nebraska	1	1,207,188	1.8	112,260
Iowa	1	1,033,122	1.5	208,234
Massachusetts	4	878,252	1.3	49,151
Kentucky	3	866,722	1.3	165,185
Maine	1	803,670	1.1	131,400
Kansas	2	664,617	1.0	96,708
Louisiana	1	663,125	1.0	54,229
Other	4	1,230,593	1.7	115,497

	113	$67,734,157	100.0	9,428,251

        The following table sets forth information, presented by state, related to the properties owned by our joint ventures as of December 31, 2017:

State	Number of Properties	Our Share of the Base Rent Payable in 2018 to these Joint Ventures	Approximate Building Square Feet
New Jersey	1	$1,439,770	319,349
Wisconsin	1	657,844	750,300
Georgia	3	325,958	155,482

	5	$2,423,572	1,225,131

Mortgage Debt

        At December 31, 2017, we had:

  •
  69 first mortgages secured by 86 of our 113 properties; and

  •
  $392.5 million of mortgage debt outstanding with a weighted average interest rate of 4.22% and a weighted average remaining term to maturity of approximately 8.8 years. Substantially all of such mortgage debt bears fixed interest at rates ranging from 3.02% to 6.59% and contains prepayment penalties.

        The following table sets forth scheduled principal mortgage payments due on our properties as of December 31, 2017 (dollars in thousands):

YEAR	PRINCIPAL PAYMENTS DUE
2018	$20,448
2019	14,610
2020	11,901
2021	20,742
2022	43,771
Thereafter	281,051

Total	$392,523

        At December 31, 2017, our joint ventures had first mortgages on four properties with outstanding balances aggregating approximately $35.0 million, bearing interest at rates ranging from 3.49% to 5.81% with a weighted average interest rate of 4.07% and a weighted average remaining term to maturity of 6.1 years. Substantially all of these mortgages contain prepayment penalties. The following table sets forth the scheduled principal mortgage payments due for properties owned by our joint ventures as of December 31, 2017 (dollars in thousands):

YEAR	PRINCIPAL PAYMENTS DUE
2018	$4,272
2019	877
2020	911
2021	948
2022	7,189
Thereafter	20,850

Total	$35,047

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

	2017			2016
Quarter Ended	High	Low	Dividend Declared Per Share(1)	High	Low	Dividend Per Share(1)
March 31	$25.45	$21.96	$.43	$22.96	$18.80	$.41
June 30	25.24	22.21	.43	24.90	21.65	.41
September 30	24.81	22.67	.43	25.85	23.50	.41
December 31	27.70	23.61	.45	25.89	22.43	.43

(1)
The dividends in the fourth quarter of 2017 and 2016 were distributed on January 5, 2018 and January 5, 2017, respectively.

        As of March 7, 2018, there were approximately 294 holders of record of our common stock.

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

Stock Performance Graph

        The following graph compares the five year cumulative return of our common stock with the Standard and Poor's 500 index (the "S&P Index") and the FTSE-NAREIT Equity REITs, a peer group index (the "Peer Group Index"). The graph assumes $100 was invested on December 31, 2012 in our common stock, the S&P Index and the Peer Group Index and assumes the reinvestment of dividends.

	December 31,
	2012	2013	2014	2015	2016	2017
OLP	$100.00	$105.80	$133.05	$129.41	$162.39	$180.11
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
FTSE NAREIT Equity REITs Index	100.00	102.47	133.35	137.61	149.33	157.14

Issuer Purchases of Equity Securities

        We did not repurchase any shares of our outstanding common stock in 2017.

Item 6.    Selected Financial Data.

        The following table sets forth on a historical basis our selected financial data. This information should be read in conjunction with our consolidated financial statements and "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

	As of and for the Year Ended December 31, (Dollars in thousands, except per share data)
	2017	2016	2015		2014		2013
OPERATING DATA
Total revenues	$75,916	$70,588	$65,711	(1)	$60,477	(1)	$50,979
Gain on sale of real estate, net	9,837	10,087	5,392		10,180		4,705
Equity in earnings of unconsolidated joint ventures	826	1,005	412		533		651
Income from continuing operations	24,249	24,481	21,907		22,197		17,409
Income from discontinued operations	—	—	—		13		515
Net income attributable to One Liberty Properties, Inc.	24,147	24,422	20,517		22,116		17,875
Weighted average number of common shares outstanding:
Basic	17,944	16,768	15,971		15,563		14,948
Diluted	18,047	16,882	16,079		15,663		15,048
Net income per common share—basic	$1.29	$1.40	$1.23		$1.37		$1.15
Net income per common share—diluted	$1.28	$1.39	$1.22		$1.37		$1.14
Cash distributions declared per share of common stock	$1.74	$1.66	$1.58		$1.50		$1.42
BALANCE SHEET DATA
Real estate investments, net	$666,374	$651,213	$562,257		$504,850		$496,187
Unamortized intangible lease assets, net	30,525	32,645	28,978		27,387		26,035
Investment in unconsolidated joint ventures	10,723	10,833	11,350		4,907		4,906
Cash and cash equivalents	13,766	17,420	12,736		20,344		16,631
Total assets	742,586	733,445	646,499		587,162		568,693
Mortgages payable, net of deferred financing costs	393,157	394,898	331,055		288,868		275,319
Due under line of credit, net of deferred financing costs	8,776	9,064	17,744		13,154		22,772
Unamortized intangible lease liabilities, net	17,551	19,280	14,521		10,463		6,917
Total liabilities	444,084	441,518	384,073		331,258		318,603
Total equity	298,502	291,927	262,426		255,904		250,090
OTHER DATA(2)
Funds from operations	$36,193	$33,256	$32,717		$28,248		$25,740
Funds from operations per common share:
Basic	$1.95	$1.91	$1.98		$1.76		$1.67
Diluted	$1.94	$1.90	$1.97		$1.75		$1.66
Adjusted funds from operations	$39,065	$34,848	$31,997		$29,703		$27,094
Adjusted funds from operations per common share:
Basic	$2.10	$2.01	$1.94		$1.85		$1.76
Diluted	$2.09	$1.99	$1.92		$1.84		$1.75

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

        The table below provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for each of the indicated years (dollars in thousands):

	2017	2016	2015	2014	2013
GAAP net income attributable to One Liberty Properties, Inc.	$24,147	$24,422	$20,517	$22,116	$17,875
Add: depreciation and amortization of properties	20,674	17,865	16,150	14,494	11,891
Add: our share of depreciation and amortization of unconsolidated joint ventures	872	893	634	374	517
Add: impairment loss	153	—	—	1,093	62
Add: amortization of deferred leasing costs	319	299	234	168	152
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	—	—	—	—	8
Add: Federal excise tax relating to gain on sale	—	6	174	302	45
Deduct: gain on sale of real estate	(9,837)	(10,087)	(5,392)	(10,180)	—
Deduct: purchase price fair value adjustment	—	—	(960)	—	—
Deduct: net gain on sale of real estate of unconsolidated joint ventures	—	—	—	—	(4,705)
Adjustments for non-controlling interests	(135)	(142)	1,360	(119)	(105)

NAREIT funds from operations applicable to common stock	36,193	33,256	32,717	28,248	25,740
Deduct: straight-line rent accruals and amortization of lease intangibles	(1,329)	(2,991)	(1,605)	(1,756)	(1,274)
Add (deduct): our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	36	49	7	(1)	91
Deduct: lease termination fee income	—	—	(2,886)	(1,269)	—
Add: amortization of restricted stock compensation	3,133	2,983	2,334	1,833	1,440
Add: prepayment costs on debt	—	577	568	1,581	171
Add: amortization and write-off of deferred financing costs	977	904	1,023	1,038	891
Add: our share of amortization and write-off of deferred financing costs of unconsolidated joint ventures	25	25	23	17	25
Adjustments for non-controlling interests	30	45	(184)	12	10

Adjusted funds from operations applicable to common stock	$39,065	$34,848	$31,997	$29,703	$27,094

        The table below provides a reconciliation of net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO:

	2017	2016	2015	2014	2013
GAAP net income attributable to One Liberty Properties, Inc.	$1.28	$1.39	$1.22	$1.37	$1.14
Add: depreciation and amortization of properties	1.12	1.02	.98	.90	.78
Add: our share of depreciation and amortization of unconsolidated joint ventures	.05	.05	.04	.02	.03
Add: impairment loss	.01	—	—	.07	.01
Add: amortization of deferred leasing costs	.02	.02	.02	.01	.01
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	—	—	—	—	—
Add: Federal excise tax relating to gain on sale	—	—	.01	.02	—
Deduct: gain on sale of real estate	(.53)	(.57)	(.32)	(.63)	—
Deduct: purchase price fair value adjustment	—	—	(.06)	—	—
Deduct: net gain on sale of real estate of unconsolidated joint ventures	—	—	—	—	(.30)
Adjustments for non-controlling interests	(.01)	(.01)	.08	(.01)	(.01)

NAREIT funds from operations per share of common stock	1.94	1.90	1.97	1.75	1.66
Deduct: straight-line rent accruals and amortization of lease intangibles	(.07)	(.16)	(.10)	(.10)	(.07)
Add: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—	—	—	—
Deduct: lease termination fee income	—	—	(.17)	(.08)	—
Add: amortization of restricted stock compensation	.17	.17	.14	.11	.09
Add: prepayment costs on debt	—	.03	.03	.10	.01
Add: amortization and write-off of deferred financing costs	.05	.05	.06	.06	.06
Add: our share of amortization and write-off of deferred financing costs of unconsolidated joint ventures	—	—	—	—	—
Adjustments for non-controlling interests	—	—	(.01)	—	—

Adjusted funds from operations per share of common stock	$2.09	$1.99	$1.92	$1.84	$1.75

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        We are a self-administered and self-managed real estate investment trust. We are focused on acquiring, owning and managing a geographically diversified portfolio of industrial, retail (including furniture stores and supermarkets), restaurant, health and fitness and theater properties, many of which are subject to long-term leases. Most of our leases are "net leases" under which the tenant, directly or indirectly, is responsible for paying the real estate taxes, insurance and ordinary maintenance and repairs of the property. As of December 31, 2017, we own 113 properties and our joint ventures own five properties. These 118 properties are located in 30 states.

        We face a variety of risks and challenges in our business. As more fully described under "Item 1A. Risk Factors", we, among other things, face the possibility we will not be able to acquire accretive properties on acceptable terms, lease our properties on terms favorable to us or at all, our tenants may not be able to pay their rental and other obligations and we may not be able to renew or relet, on acceptable terms, leases that are expiring or otherwise terminating.

        We seek to manage the risk of our real property portfolio and the related financing arrangements by diversifying among types of properties, industries, locations, tenants, scheduled lease expirations, mortgage maturities and lenders, and by seeking to minimize our exposure to interest rate fluctuations. As a result, as of December 31, 2017:

  •
  our 2018 contractual rental income is derived from the following property types: 40.2% from retail, 37.1% from industrial, 4.7% from restaurant, 4.5% from health and fitness, 3.4% from theater and 10.1% from other properties,

  •
  properties in only one state (i.e., Texas, 11.9%) account for 10% or more of 2018 contractual rental income,

  •
  no tenant accounts for more than 7.1% of our 2018 contractual rental income,

  •
  through 2026, there is only one year in which the percentage of our contractual rental income represented by expiring leases exceeds 10% of our 2018 contractual rental income (i.e., 21.3% in 2022)—approximately 36.4% of our 2018 contractual rental income is represented by leases expiring in 2027 and thereafter,

  •
  after giving effect to interest rate swap agreements, substantially all of our mortgage debt bears interest at fixed rates,

  •
  until 2022, not more than 6% of our total scheduled principal mortgage payments is due in any year,

  •
  there are seven different counterparties to our portfolio of interest rate swaps: three counterparties, rated A- or better by a national rating agency, account for 72.3%, or $103.7 million, of the notional value of our swaps; and two counterparties, rated BB or better by a national rating agency, account for 21.7%, or $31.1 million, of the notional value of such swaps, and

  •
  we have 18 different mortgage lenders (including with respect to the mortgage debt of our unconsolidated joint ventures): four different lenders account for 30.0%, 15.9%, 14.8% and 10.3% of such debt.

        We monitor the risk of tenant non-payments through a variety of approaches tailored to the applicable situation. Generally, based on our assessment of the credit risk posed by our tenants, we monitor a tenant's financial condition through one or more of the following actions: reviewing tenant financial statements or other financial information, obtaining other tenant related information, regular contact with tenant's representatives, tenant credit checks and regular management reviews of our tenants. We may sell a property if the tenant's financial condition is unsatisfactory.

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

        We are sensitive to the risks facing the retail industry as a result of the growth of e-commerce. We are addressing our exposure to the retail industry by seeking to acquire industrial properties that we believe capitalize on e-commerce activities, such as e-commerce distribution and warehousing facilities, and by being especially selective in acquiring retail properties. As a result, retail properties generated 43.3%, 46.1% and 49.5%, of rental income, net, in 2017, 2016 and 2015 respectively, and industrial properties generated 34.1%, 30.8% and 27.3% of rental income, net, in 2017, 2016, 2015, respectively .

2017 Highlights

        In 2017:

  •
  our rental income, net, increased by $4.1 million, or 6.4%, from 2016.

  •
  we acquired four properties for an aggregate purchase price of $43.2 million. The acquired properties account for $3.1 million or 4.6%, of our 2018 contractual rental income.

  •
  we sold four properties, three of which were vacant (i.e. properties formerly tenanted by hhgregg—Niles, Illinois, Sports Authority and Joe's Crab Shack) for a net gain on sale of real estate of $9.8 million. The properties sold accounted for 0.5% and 2.6% of 2017 and 2016 rental income net, respectively.

  •
  we obtained proceeds of $21.2 million from mortgage financings, all of which relate to properties acquired in 2017.

  •
  we increased our quarterly dividend by 4.7% to $0.45 per share, commencing with the dividend declared in December 2017 and paid in January 2018.

  •
  we raised net proceeds of approximately $5.6 million from the issuance of 231,000 shares of common stock pursuant to our at-the-market equity offering program.

  •
  we re-leased four vacant properties or portions thereof (i.e., properties formerly tenanted by Pathmark, Philadelphia, PA; Quality Bakery, Columbus, OH; Payless Shoe Source, Seattle, WA; and a portion of a property located in Ronkonkoma, NY) . In 2017, we incurred an aggregate of approximately $739,000 of real estate operating expenses in carrying such properties. In 2018, we will generate an aggregate of $1.2 million of rental income from such properties and in the future, will not be responsible for the related operating expenses.

Challenges Facing Certain Retail Tenants

        Four tenants at four retail properties have ceased operations (or have advised they intend to cease operations prior to the expiration of their lease) and continue to pay rent. At December 31, 2017, the unbilled rent receivable balance, tenant origination costs and unamortized intangible lease liabilities associated with these properties were $195,000, $972,000, and $4.5 million, respectively. These properties account for $2.3 million, or 3.4%, of our contractual rental income and the weighted average remaining lease term for these tenants at these properties is 3.1 years.

        We own interests in three properties tenanted by Kmart Holdings Corp. and its subsidiaries. Kmart and its parent, Sears Holding Corporation, have experienced financial difficulties for several years. During 2017, Kmart closed two stores owned by our unconsolidated joint ventures at properties located in Savannah, Georgia and Manahawkin, New Jersey. Our share of the aggregate annual base rent at those two properties is $510,000 and the leases expire in November 2018 and July 2019. The 2018 contractual rental income associated with our third Kmart property is $522,000, and the lease at this property, which Kmart recently extended, expires in 2023.

        In light of the difficulties these retail tenants are experiencing, it is possible that they may cease paying rent and/or we may not be able to re-lease the property on a timely basis. Though a tenant may close a store prior to lease expiration, such closure, without a bankruptcy or similar filing, does not relieve it of its obligation to pay rent. If these tenants stop paying rent, and we are unable to re-lease these properties on an as favorable and a timely basis, we may be adversely effected.

New Accounting Standards

        We (i) have determined that the adoption of the New Revenue Recognition Standards, as such term is used in Note 2 of our consolidated financial statements, will not have a material impact on our consolidated financial statements and (ii) are evaluating the impact on our consolidated financial statements, if any, resulting from the guidance issued by the Financial Accounting Standards Board in February 2016 with the respect to the treatment of leases. See Note 2 of our consolidated financial statements.

Transaction Subsequent to December 31, 2017

        On January 30, 2018, we sold a multi-tenant retail property located in Fort Bend, Texas, in which we held an 85% interest, with an aggregate of 42,446 square feet for gross proceeds of $9.2 million and paid off the $4.4 million mortgage. In the quarter ending March 31, 2018, we anticipate recognizing a gain on this sale of approximately $2.4 million. The non-controlling interest's share of the gain from the transaction will be approximately $800,000. In 2017, this property accounted for $732,000 of rental income and an aggregate of $448,000 of real estate operating expenses (net of tenant reimbursements), depreciation and amortization and interest expense.

Changes to Federal Tax Laws

        On December 22, 2017, the Tax Act was enacted. The Tax Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. While the changes in the Tax Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or our stockholders.

Results of Operations

Comparison of Years Ended December 31, 2017 and 2016

Revenues

        The following table compares total revenues for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2017	2016		% Change
Rental income, net	$68,244	$64,164	$4,080	6.4
Tenant reimbursements	7,672	6,424	1,248	19.4

Total revenues	$75,916	$70,588	$5,328	7.5

        Rental income, net.    The increase is due to:

  •
  $5.2 million from properties acquired in 2016,

  •
  $1.6 million from properties acquired in 2017,

  •
  $267,000 of rental income from a tenant whose lease commenced April 1, 2016 at our Joppa, Maryland property, and

  •
  $201,000 of annual percentage rent income received from three tenants.

        Offsetting the increases are decreases of:

  •
  $1.2 million representing the 2016 rental income from properties sold during 2016,

  •
  $1.3 million representing the 2016 rental income from properties sold during 2017,

  •
  $496,000 representing the 2016 rental income from a property formerly tenanted by Quality Bakery, which lease expired November 2016, and is now re-tenanted, and

  •
  $277,000 relating to a property formerly tenanted by hhgregg (that is vacant) and a property formerly tenanted by Payless ShoeSource (that has re-leased).

        Tenant reimbursements.    Real estate tax and operating expense reimbursements increased due primarily to reimbursements of approximately $855,000 and $377,000 from properties acquired in 2016 and 2017, respectively. Tenant reimbursements generally relate to real estate expenses incurred in the same period.

Operating Expenses

        The following table compares operating expenses for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2017	2016		% Change
Operating expenses:
Depreciation and amortization	$20,993	$18,164	$2,829	15.6
General and administrative	11,279	10,693	586	5.5
Real estate expenses	10,736	8,931	1,805	20.2
Real estate acquisition costs	—	596	(596)	(100.0)
Federal excise and state taxes	481	203	278	136.9
Leasehold rent	308	308	—	—
Impairment loss	153	—	153	n/a

Total operating expenses	43,950	38,895	5,055	13.0

Operating income	$31,966	$31,693	$273	0.9

        Depreciation and amortization.    The increase is due primarily to increases of: (i) $1.6 million and $761,000 of depreciation and amortization expense on the properties acquired in 2016 and 2017, respectively, and (ii) an aggregate $884,000 of write-offs of tenant origination costs related to the hhgregg and Joe's Crab Shack properties. The increase was offset by $433,000 due to the sales of properties in 2016 and 2017. We estimate that depreciation and amortization in 2018 related to the properties acquired in 2017 will be approximately $1.5 million.

        General and administrative.    The increase is due primarily to increases of: (i) $278,000 in compensation expense primarily due to higher compensation levels; (ii) $166,000 in non-cash compensation expense related to the accelerated vesting of restricted stock due to the retirement of a non-management director; and (iii) $142,000 for other miscellaneous expenses.

        Real estate expenses.    The increase is due primarily to an increase of $1.3 million from properties acquired in 2016 and 2017; substantially all these expenses are rebilled to tenants and are included in Tenant reimbursements. Also contributing to the increase are: (i) $435,000 related to properties formerly tenanted by Quality Bakery and hhgregg-Crystal Lake, Illinois; and (ii) $245,000 related to the hhgregg-Niles, Illinois property that we sold. The increase was offset by a decrease of $197,000 of expenses related to the vacant property formerly tenanted by Sports Authority, which was sold in May 2017.

        Real estate acquisition costs.    The expense in 2016 primarily relates to properties purchased that year. As a result of the adoption of ASU 2017-01 in January 2017, asset acquisition costs of $387,000 in 2017 were capitalized to the related real estate assets.

        Federal excise and state taxes.    The increase primarily relates to an annual state franchise tax resulting from the 2016 and 2017 purchase of two properties located in Tennessee.

        Impairment loss.    In 2017, we recorded an impairment loss of $153,000 with respect to our property formerly tenanted by Joe's Crab Shack, which was sold in November 2017. There was no similar loss in the prior year.

Other Income and Expenses

        The following table compares other income and expenses for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2017	2016		% Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$826	$1,005	$(179)	(17.8)
Prepayment costs on debt	—	(577)	(577)	(100.0)
Other income	407	435	(28)	(6.4)
Interest:
Expense	(17,810)	(17,258)	552	3.2
Amortization and write-off of deferred financing costs	(977)	(904)	73	8.1
Income before gain on sale of real estate, net	14,412	14,394	18	0.1

        Equity in earnings of unconsolidated joint ventures.    The 2016 income includes our 50% share, or $146,000, of income obtained for permanent utility easements granted at two properties. There was no such income during 2017.

        Prepayment costs on debt.    These costs were incurred in connection with the property sales and the payoff, prior to the stated maturity, of the related mortgage debt in 2016, primarily relating to the sales of several properties.

        Other income.    Other income in 2017 includes $243,000 paid to us by a former tenant in connection with the resolution of a dispute, and $74,000 that we received for easements on a property sold in 2017. Other income in 2016 includes $356,000 that we received for such easements.

        Interest expense.    The following table summarizes interest expense for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2017	2016		% Change
Interest expense:
Credit facility interest	$478	$590	$(112)	(19.0)
Mortgage interest	17,332	16,668	664	4.0

Total	$17,810	$17,258	$552	3.2

  Credit facility interest

        The decrease in 2017 is due to the $11.2 million decrease in the weighted average balance outstanding under our line of credit. The decrease was offset by an increase of 64 basis points in the average interest rate due to the increase in the one month LIBOR rate and an increase of $81,000 in the unused facility fee primarily resulting from the $25.0 million increase in our borrowing capacity under the facility.

  Mortgage interest

        The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt during the applicable year:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2017	2016		% Change
Average interest rate on mortgage debt	4.31%	4.61%	(.30)%	(6.5)
Average principal amount of mortgage debt	$399,086	$361,645	$37,441	10.4

        The increase is due primarily to the increase in the average principal amount of mortgage debt outstanding, offset by a decrease in the average interest rate on outstanding mortgage debt. The increase in the average balance outstanding is due substantially to mortgage debt of $72.9 million incurred in connection with properties acquired in 2016 and 2017 and the financing or refinancing of $51.5 million of mortgage debt, net of refinanced amounts, in connection with properties acquired prior to 2016. The decrease in the average interest rate is due to the financing (including financings effectuated in connection with acquisitions) or refinancing in 2017 and 2016 of $158.8 million of gross mortgage debt (including $34.4 million of refinanced amounts) with an average interest rate of approximately 3.7%.

        We estimate that in 2018, the mortgage interest expense associated with the properties acquired in 2017 will be approximately $973,000. Interest expense for these properties in 2017 was $374,000.

  Gain on sale of real estate, net.

        The following table compares gain on sale of real estate, net:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2017	2016		% Change
Gain on sale of real estate, net	$9,837	$10,087	$(250)	(2.5)

        The gain in 2017 was realized from the sales of the Greenwood Village, Colorado property, the Kohl's property in Kansas City, Missouri, and the former hhgregg property in Niles, Illinois. See "—Comparison of Years Ended December 31, 2016 and 2015—Other Income and Expenses" for information regarding the gain on sale in 2016.

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

        Offsetting the increase are decreases of (i) $2.1 million due to the 2016 sale of 12 properties (the "2016 Sold Properties"), including a portfolio of eight convenience stores (the "Pantry Portfolio"); and (ii) $909,000 from three vacant properties which were leased to Pathmark, Sports Authority and Quality Bakery (the "Vacant Properties"). During 2016, Pathmark did not generate rental income and Sports Authority and Quality Bakery generated an aggregate of $751,000 of rental income.

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

        Depreciation and amortization.    Approximately $1.5 million and $932,000 of the increase is due to depreciation expense on the properties acquired in 2016 and 2015, respectively, approximately $365,000 of the increase is due to depreciation on property improvements and approximately $94,000 is due to amortization of leasing commissions. Offsetting these increases are decreases in 2016 of (i) $440,000 of expenses related to the 2016 Sold Properties and (ii) $657,000 of amortization and write-offs of intangibles and lease commissions. The $657,000 includes a $380,000 write-off of tenant origination costs in 2015 related to the Pathmark property and the balance relates primarily to the write-off of intangibles and lease commissions with respect to leases that expired or terminated in 2015 and 2016.

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

Other Income and Expenses

        The following table compares other income and expenses for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2016	2015		% Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$1,005	$412	$593	143.9
Purchase price fair value adjustment	—	960	(960)	(100.0)
Prepayment costs on debt	(577)	(568)	9	1.6
Other income	435	108	327	302.8
Interest:
Expense	(17,258)	(16,027)	1,231	7.7
Amortization and write-off of deferred financing costs	(904)	(1,023)	(119)	(11.6)
Income before gain on sale of real estate, net	14,394	16,515	(2,121)	(12.8)

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

        Other income.    As a result of a partial condemnation of land and easements obtained by the Colorado Department of Transportation ("CDOT") at our Greenwood Village, Colorado property, we received $509,000 from CDOT, of which $356,000 is attributable to easements and is included in Other income in 2016. See "—Gain on sale of real estate, net" below for the gain resulting from the balance.

        Interest expense.    The following table summarizes interest expense for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2016	2015		% Change
Interest expense:
Credit facility interest	$590	$594	$(4)	(.7)
Mortgage interest	16,668	15,433	1,235	8.0

Total	$17,258	$16,027	$1,231	7.7

  Credit facility interest

        The decrease in 2016 is due to the $3.8 million decrease in the weighted average balance outstanding under our line of credit, offset by an increase of 28 basis points in the average interest rate from 1.95% to 2.23%, as well as an increase in the unused fee resulting from a $25.0 million increase in our borrowing capacity in connection with the November 2016 amendment and restatement of the credit facility.

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

  Gain on sale of real estate, net.

        The following table compares gain on sale of real estate, net,:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2016	2015		% Change
Gain on sale of real estate, net	$10,087	$5,392	$4,695	87.1

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

Liquidity and Capital Resources

        Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our revolving credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of our equity securities and property sales. In 2017, we obtained $21.2 million of proceeds from mortgage financings, $5.6 million of net proceeds from the sale of our common stock pursuant to our at-the-market equity offering program and $5.9 million from a fixed rent payment, which is deferred over the lease term, received from a ground lease tenant in connection with its obtaining supplemental mortgage financing. See Note 7 to our consolidated financial statements. Our available liquidity at March 5, 2018 was approximately $102.8 million, including approximately $6.7 million of cash and cash equivalents (net of the credit facility's required $3.0 million deposit maintenance balance) and, subject to borrowing base requirements, up to $96.1 million available under our revolving credit facility.

  Liquidity and Financing

        We expect to meet our (i) operating cash requirements (including debt service and dividends) principally from cash flow from operations and (ii) capital requirements of $4.2 million of building expansion and improvements at our property tenanted by L-3 located in Hauppauge, NY, from cash flow from operations, our available cash and cash equivalents, proceeds from the sale of our common stock and, to the extent permitted, our credit facility. We and our joint venture partner are also contemplating a significant redevelopment of our multi-tenant shopping center in Manahawkin, New Jersey—we anticipate that the capital expenditures that may be incurred if such property is redeveloped will be funded by the foregoing sources as well as equity contributions from us and our joint venture partner.

        The following table sets forth, as of December 31, 2017, information with respect to our mortgage debt that is payable from January 2018 through December 31, 2020 (excluding our unconsolidated joint ventures):

(Dollars in thousands)	2018	2019	2020	Total
Amortization payments	$10,188	$11,125	$11,901	$33,214
Principal due at maturity	10,260	3,485	—	13,745

Total	$20,448	$14,610	$11,901	$46,959

        At December 31, 2017, our unconsolidated joint ventures had first mortgages on four properties with outstanding balances aggregating approximately $35.0 million, bearing interest at rates ranging from 3.49% to 5.81% (i.e., a 4.07% weighted average interest rate) and maturing between 2018 and 2025 (i.e., a weighted average remaining term to maturity of 6.1 years).

        We intend to make debt amortization payments from operating cash flow and, though no assurance can be given that we will be successful in this regard, generally intend to refinance, extend or payoff the mortgage loans which mature in 2018 through 2020. We intend to repay the amounts not refinanced or extended from our existing funds and sources of funds, including our available cash, proceeds from the sale of our common stock and our credit facility (to the extent available).

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

Credit Facility

        Subject to borrowing base requirements, we can borrow up to $100.0 million pursuant to our revolving credit facility which is available to us for the acquisition of commercial real estate, repayment of mortgage debt, property improvements and general working capital purposes; provided, that if used for property improvements and working capital purposes, the amount outstanding for such purposes will not exceed the lesser of $15.0 million and 15% of the borrowing base and if used for working capital purposes, will not exceed $10.0 million. The facility matures December 31, 2019 and bears interest equal to the one month LIBOR rate plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 300 basis points if such ratio is greater than 65%. The applicable margin was 175 basis points for 2016 and 2017. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $100.0 million. The credit facility requires the maintenance of $3.0 million in average deposit balances. For 2017, the average interest rate on the facility was approximately 2.87% and as of March 6, 2018, the rate on the facility was 3.33%.

        The terms of our revolving credit facility include certain restrictions and covenants which limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At December 31, 2017, we were in compliance in all material respects with the covenants under this facility.

Contractual Obligations

        The following sets forth our contractual obligations as of December 31, 2017:

	Payment due by period
(Dollars in thousands)	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years	Total
Contractual Obligations
Mortgages payable—interest and amortization	$26,833	$53,376	$52,190	$110,928	$243,327
Mortgages payable—balances due at maturity	10,260	3,485	40,002	214,048	267,795
Credit facility(1)	—	9,400	—	—	9,400
Purchase obligations(2)	7,520	6,425	5,895	—	19,840

Total	$44,613	$72,686	$98,087	$324,976	$540,362

(1)
Represents the amount outstanding at December 31, 2017. We may borrow up to $100.0 million under such facility.

(2)
Assumes that (i) $2.9 million will be payable annually during the next five years pursuant to the compensation and services agreement and (ii) $4.2 million will be spent in contractually required building expansion and tenant improvements at the L-3, Hauppauge, New York property in 2018. Excludes $3.0 million for tenant improvements at our Greensboro, North Carolina property, which obligation was satisfied in January 2018.

        As of December 31, 2017, we had $392.5 million of mortgage debt outstanding (excluding mortgage indebtedness of our unconsolidated joint ventures), all of which is non-recourse (subject to standard carve-outs). We expect that mortgage interest and amortization payments (excluding repayments of principal at maturity) of approximately $80.2 million due through 2020 will be paid primarily from cash generated from our operations. We anticipate that principal balances due at maturity through 2020 of $13.7 million will be paid primarily from cash and cash equivalents and mortgage financings and refinancings. If we are unsuccessful in refinancing our existing indebtedness or financing our unencumbered properties, our cash flow, funds available under our credit facility and available cash, if any, may not be sufficient to repay all debt obligations when payments become due, and we may need to issue additional equity, obtain long or short-term debt, or dispose of properties on unfavorable terms.

  Statement of Cash Flows

        The following discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the years presented.

	For the Years ended December 31,
(Dollars in thousands)	2017	2016	2015
Cash flow provided by operating activities	$44,557	$31,405	$34,484
Cash flow used in investing activities	(23,444)	(80,911)	(73,498)
Cash flow (used in) provided by financing activities	(24,767)	54,190	31,406

Net (decrease) increase in cash and cash equivalents	(3,654)	4,684	(7,608)
Cash and cash equivalents at beginning of year	17,420	12,736	20,344

Cash and cash equivalents at end of year	$13,766	$17,420	$12,736

        Our principal source of operating cash flow is the net funds generated from the operation of our properties. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend requirements.

        The decrease in cash used in investing activities during 2017 compared to 2016 is due primarily to the decrease in purchases of real estate in 2017, offset by the decrease in net proceeds from sales of real estate in 2017.

        The increase in cash flow used in financing activities during 2017 compared to 2016 is due primarily to the net decrease of $65.6 million in financings/repayments of mortgages payable and to a lesser extent, the net increase of $7.7 million in repayments (net of proceeds from drawdowns) on the credit facility in 2017. The increase in cash flow used in financing activities also resulted from a $20.2 million decrease in net proceeds from the sale of our common stock in 2017.

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

  Off-Balance Sheet Arrangements

        We are not a party to any off-balance sheet arrangements other than with respect to land parcels owned by us and located in Lakemoor, Illinois, Wheaton, Illinois and Beachwood, Ohio. These parcels are improved by multi-family complexes and we ground leased the parcels to the owner/operators of such complexes. These ground leases generated $3.7 million of rental income, net, during 2017. At December 31, 2017, our maximum exposure to loss with respect to these properties is $34.0 million, representing the carrying value of the land; our leasehold positions are subordinate to an aggregate of $158.2 million of mortgage debt incurred by our tenants, the owner/operators of the multi-family complexes. These owner/operators are affiliated with one another. We do not believe that this type of off-balance sheet arrangement has been or will be material to our liquidity and capital resource positions. See Notes 4 and 7 to our consolidated financial statements for additional information regarding these arrangements.

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

        We use interest rate swaps to limit interest rate risk on variable rate mortgages. These swaps are used for hedging purposes-not for speculation. We do not enter into interest rate swaps for trading purposes. At December 31, 2017, our aggregate liability in the event of the early termination of our swaps was $1.6 million.

        At December 31, 2017, we had 30 interest rate swap agreements outstanding (including two held by three of our unconsolidated joint ventures). The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of December 31, 2017, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have increased by approximately $7.5 million and the net unrealized gain on derivative instruments would have increased by $7.5 million. If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have decreased by approximately $8.1 million and the net unrealized gain on derivative instruments would have decreased by $8.1 million. These changes would not have any impact on our net income or cash.

        Our mortgage debt, after giving effect to the interest rate swap agreements, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.

        Our variable rate credit facility is sensitive to interest rate changes. At December 31, 2017, a 100 basis point increase of the interest rate on this facility would increase our related interest costs by approximately $94,000 per year and a 100 basis point decrease of the interest rate would decrease our related interest costs by approximately $94,000 per year.

        The fair market value of our long-term debt is estimated based on discounting future cash flows at interest rates that our management believes reflect the risks associated with long term debt of similar risk and duration.

        The following table sets forth our debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated fair market value at December 31, 2017:

	For the Year Ended December 31,
(Dollars in thousands)	2018	2019	2020	2021	2022	Thereafter	Total	Fair Market Value
Fixed rate:
Long-term debt	$20,448	$14,610	$11,901	$20,742	$43,771	$281,051	$392,523	$397,103
Weighted average interest rate	4.32%	4.24%	4.35%	4.27%	4.05%	4.23%	4.22%	4.25%
Variable rate:
Long-term debt(1)	—	$9,400	—	—	—	—	$9,400	—

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

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        A review and evaluation was performed by our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that our disclosure controls and procedures, as designed and implemented as of December 31, 2017, were effective.

Changes in Internal Controls over Financial Reporting

        There have been no changes in our internal controls over financial reporting, as defined in in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that occurred during the three months ended December 31, 2017 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

        Based on its assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

        Our independent registered public accounting firm, Ernst & Young LLP, have issued a report on management's assessment of the effectiveness of internal control over financial reporting. This report appears on page F-2 of this Annual Report on Form 10-K.

Item 9B.    Other Information.

        The following discussion supplements and updates the discussion (the "Prior Discussion") contained in our prospectus dated May 10, 2017 under the heading "Federal Income Tax Considerations" and supersedes the Prior Discussion to the extent the discussion below is inconsistent with the Prior Discussion. The Prior Discussion and the discussion below (collectively referred to as the "Tax Discussion") are subject to the qualifications set forth therein and below. The tax treatment of security holders will vary depending upon the holder's particular situation, and the Tax Discussion addresses only holders that hold securities as a capital asset and does not deal with all aspects of taxation that may be relevant to particular holders in light of their personal investment or tax circumstances. The Tax Discussion also does not deal with all aspects of taxation that may be relevant to certain types of holders, to which special provisions of the federal income tax laws apply, including:

  •
  dealers in securities or currencies;

  •
  traders in securities that elect to use a mark-to-market method of accounting for their securities holdings;

  •
  banks and other financial institutions;

  •
  tax-exempt organizations;

  •
  certain insurance companies;

  •
  persons liable for the alternative minimum tax;

  •
  persons that hold securities as a hedge against interest rate or currency risks or as part of a straddle or conversion transaction;

  •
  non-U.S. individuals and foreign corporations; and

  •
  holders whose functional currency is not the U.S. dollar.

        The statements in the Tax Discussion are based on the Code, its legislative history, current and proposed regulations under the Code, published rulings and court decisions. This summary describes the provisions of these sources of law only as they are currently in effect. All of these sources of law may change at any time, and any change in the law may apply retroactively. We cannot assure you that new laws, interpretations of law or court decisions, any of which may take effect retroactively, will not cause any statement in this discussion to be inaccurate.

        As supplemented and updated by this summary, and by the discussion in any applicable prospectus supplement, investors should review the discussion in the prospectus under the heading "Federal Income Tax Considerations" for a more detailed summary of the federal income tax consequences of the purchase, ownership, and disposition of our securities and our election to be subject to federal income tax as a REIT.

        PROSPECTIVE INVESTORS SHOULD CONSULT THEIR TAX ADVISORS REGARDING THE U.S. FEDERAL, STATE, LOCAL, FOREIGN AND OTHER TAX CONSEQUENCES OF THE ACQUISITION, OWNERSHIP, AND DISPOSITION OF OUR SECURITIES.

Enactment of Tax Act

        On December 22, 2017, the Tax Cuts and Jobs Act, which we refer to as the "Tax Act", was enacted. The Tax Act makes major changes to the Code, including a number of provisions of the Code that may affect the taxation of REITs and the holders of their securities. The most significant of these provisions are described below. The individual and collective impact of these changes on REITs and their security holders is uncertain and may not become evident for some period of time. Prospective investors should consult their tax advisors regarding the implications of the Tax Act on their investment.

Revised Individual Tax Rates and Deductions

        The Tax Act adjusted the tax brackets and reduced the top federal income tax rate for individuals from 39.6% to 37%. In addition, numerous deductions were eliminated or limited, including the deduction for state and local taxes being limited to $10,000 per year. These individual income tax changes are generally effective beginning in 2018, but without further legislation, they will sunset after 2025.

Pass-Through Business Income Tax Rate Lowered through Deduction

        Under the Tax Act, individuals, trusts, and estates generally may deduct 20% of "qualified business income" (generally, domestic trade or business income other than certain investment items) of a partnership, S corporation, or sole proprietorship. In addition, "qualified REIT dividends" (i.e., REIT dividends other than capital gain dividends and portions of REIT dividends designated as qualified dividend income eligible for capital gain tax rates) and certain other income items are eligible for the deduction. The deduction, however, is subject to complex limitations to its availability. As with the other individual income tax changes, the provisions related to the deduction are effective beginning in 2018, but without further legislation, they will sunset after 2025.

Graduated Corporate Tax Rates Replaced With Single Rate; Elimination of Corporate Alternative Minimum Tax

        The Tax Act eliminated graduated corporate income tax rates with a maximum rate of 35% and replaced them with a single corporate income tax rate of 21%, and reduced the dividends received deduction for certain corporate subsidiaries. The 21% rate may also apply to (i) our net income for any taxable period in which we fail to qualify as a REIT, or (ii) our net income from nonqualifying assets during a period in which we fail to satisfy the REIT asset test but otherwise qualify as a REIT. The Tax Act also permanently eliminated the corporate alternative minimum tax. These provisions are effective beginning in 2018.

Net Operating Loss Modifications

        The Tax Act limited the net operating loss ("NOL") deduction to 80% of taxable income (before the deduction). The Tax Act also generally eliminated NOL carrybacks for individuals and non-REIT corporations (NOL carrybacks did not apply to REITs under prior law) but allows indefinite NOL carryforwards. The new NOL rules apply beginning in 2018.

Limitations on Interest Deductibility

        The Tax Act limits the net interest expense deduction of a business to 30% of the sum of adjusted taxable income, business interest, and certain other amounts. The Tax Act allows a real property trade or business to elect out of such limitation so long as it uses the alternative depreciation system which lengthens the depreciation recovery period with respect to certain property. The limitation with respect to the net interest expense deduction applies beginning in 2018.

Withholding Rate Reduced

        The Tax Act reduced the highest rate of withholding with respect to distributions to non-U.S. holders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%. These provisions are effective beginning in 2018.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Apart from certain information concerning our executive officers which is set forth in Part I of this Annual Report, additional information required by this Item 10 shall be included in our proxy statement for our 2018 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2018, and is incorporated herein by reference.

EXECUTIVE OFFICERS

        Set forth below is a list of our executive officers whose terms expire at our 2018 annual board of directors' meeting. The business history of our officers, who are also directors, will be provided in our proxy statement to be filed pursuant to Regulation 14A not later than April 30, 2018.

NAME	AGE	POSITION WITH THE COMPANY
Matthew J. Gould*	58	Chairman of the Board
Fredric H. Gould*	82	Vice Chairman of the Board
Patrick J. Callan, Jr.	55	President, Chief Executive Officer and Director
Lawrence G. Ricketts, Jr.	41	Executive Vice President and Chief Operating Officer
Jeffrey A. Gould*	52	Senior Vice President and Director
David W. Kalish**	70	Senior Vice President and Chief Financial Officer
Mark H. Lundy	55	Senior Vice President and Secretary
Israel Rosenzweig	70	Senior Vice President
Karen Dunleavy	59	Vice President, Financial
Alysa Block	57	Treasurer
Richard M. Figueroa	50	Vice President and Assistant Secretary
Isaac Kalish**	42	Vice President and Assistant Treasurer
Justin Clair	35	Vice President

*
Matthew J. Gould and Jeffrey A. Gould are Fredric H. Gould's sons.

**
Isaac Kalish is David W. Kalish's son.

        Lawrence G. Ricketts, Jr.    Mr. Ricketts has been our Chief Operating Officer since 2008, Vice President from 1999 through 2006 and Executive Vice President since 2006.

        David W. Kalish.    Mr. Kalish has served as our Senior Vice President and Chief Financial Officer since 1990 and as Senior Vice President, Finance of BRT Apartments Corp. since 1998. Since 1990, he has served as Vice President and Chief Financial Officer of the managing general partner of Gould Investors L.P., a master limited partnership involved primarily in the ownership and operation of a diversified portfolio of real estate assets. Mr. Kalish is a certified public accountant.

        Mark H. Lundy.    Mr. Lundy has served as our Secretary since 1993, as our Vice President since 2000 and as our Senior Vice President since 2006. Mr. Lundy has been a Vice President of BRT Apartments Corp. from 1993 to 2006, its Senior Vice President since 2006, a Vice President of the managing general partner of Gould Investors from 1990 through 2012 and its President and Chief Operating Officer since 2013. He is an attorney admitted to practice in New York and the District of Columbia.

        Israel Rosenzweig.    Mr. Rosenzweig has served as our Senior Vice President since 1997, as Chairman of the Board of Directors of BRT Apartments Corp. since 2013, as Vice Chairman of its Board of Directors from 2012 through 2013, and as its Senior Vice President from 1998 through 2012. He has been a Vice President of the managing general partner of Gould Investors since 1997.

        Karen Dunleavy.    Ms. Dunleavy has been our Vice President, Financial since 1994. She served as Treasurer of the managing general partner of Gould Investors from 1986 through 2013. Ms. Dunleavy is a certified public accountant.

        Alysa Block.    Ms. Block has been our Treasurer since 2007, and served as Assistant Treasurer from 1997 to 2007. Ms. Block has also served as the Treasurer of BRT Apartments Corp. from 2008 through 2013, and served as its Assistant Treasurer from 1997 to 2008.

        Richard M. Figueroa.    Mr. Figueroa has served as our Vice President and Assistant Secretary since 2001, as Vice President and Assistant Secretary of BRT Apartments Corp. since 2002 and as Vice President of the managing general partner of Gould Investors since 1999. Mr. Figueroa is an attorney admitted to practice in New York.

        Isaac Kalish.    Mr. Kalish has served as our Vice President since 2013, Assistant Treasurer since 2007, as Assistant Treasurer of the managing general partner of Gould Investors from 2012 through 2013, as Treasurer from 2013, as Vice President and Treasurer of BRT Apartments Corp. since 2013, and as its Assistant Treasurer from 2009 through 2013. Mr. Kalish is a certified public accountant.

        Justin Clair.    Mr. Clair has been employed by us since 2006, served as Assistant Vice President from 2010 through 2014 and as Vice President since 2014.

Item 11.    Executive Compensation.

        The information concerning our executive compensation required by this Item 11 shall be included in our proxy statement for our 2018 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2018, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information concerning our beneficial owners and management required by this Item 12 shall be included in our proxy statement for our 2018 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2018 and is incorporated herein by reference.

Equity Compensation Plan Information

        As of December 31, 2017, the only equity compensation plan under which equity compensation may be awarded is our 2016 Incentive Plan, which was approved by our stockholders in June 2016. This plan permits us to grant stock options, restricted stock, restricted stock units and performance based awards to our employees, officers, directors, consultants and other eligible participants. The following table provides information as of December 31, 2017 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under our 2016 Incentive Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	76,250	—	533,750
Equity compensation plans not approved by security holders	—	—	—

Total	76,250	—	533,750

(1)
Represents an aggregate of up to 76,250 shares of common stock issuable pursuant to restricted stock units. Assuming a continuing relationship with us, the shares underlying these units vest on June 30, 2020 if and to the extent specified performance (i.e., average annual return on capital) and/or market (i.e., average annual total stockholder return) conditions are satisfied by June 30, 2020.

(2)
Does not give effect to 144,750 restricted stock awards granted January 18, 2018 pursuant to our 2016 Incentive Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information concerning certain relationships, related transactions and director independence required by this Item 13 shall be included in our proxy statement for our 2018 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2018 and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        The information concerning our principal accounting fees required by this Item 14 shall be included in our proxy statement for our 2018 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2018 and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)
Documents filed as part of this Report:

(1)
The following financial statements of the Company are included in this Annual Report on Form 10-K:

  (2)
  Financial Statement Schedules:

—	Schedule III—Real Estate and Accumulated Depreciation	F-44 through F-47

        All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b)
Exhibits:

1.1	Equity Offering Sales Agreement, dated May 10, 2017 by and between One Liberty Properties, Inc. and Deutsche Bank Securities, Inc. (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on May 10, 2017).

3.1	Articles of Amendment and Restatement of One Liberty Properties, Inc., dated July 20, 2004 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

3.2	Articles of Amendment to Restated Articles of Incorporation of One Liberty Properties, Inc. filed with the State of Assessments and Taxation of Maryland on June 17, 2005 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.3	Articles of Amendment to Restated Articles of Incorporation of One Liberty Properties, Inc. filed with the State of Assessments and Taxation of Maryland on June 21, 2005 (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.4	By-Laws of One Liberty Properties, Inc., as amended (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 12, 2007).

3.5	Amendment, effective as of June 12, 2012, to By-Laws of One Liberty Properties, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 12, 2012).

3.6	Amendment, effective as of September 11, 2014, to By-Laws of One Liberty Properties, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 12, 2014).

4.1	*	One Liberty Properties, Inc. 2009 Incentive Plan (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2010).

4.2	*	One Liberty Properties, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on June 12, 2012).

4.3	*	One Liberty Properties, Inc. 2016 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

4.4		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-2, Registration No. 333-86850, filed on April 24, 2002 and declared effective on May 24, 2002).

10.1		Third Amended and Restated Loan Agreement dated as of November 9, 2016, between VNB New York, LLC, People's United Bank, Bank Leumi USA and Manufacturers and Traders Trust Company, as lenders, and One Liberty Properties, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 10, 2016).

10.2	*	Compensation and Services Agreement effective as of January 1, 2007 between One Liberty Properties, Inc. and Majestic Property Management Corp. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 14, 2007).

10.3	*	First Amendment to Compensation and Services Agreement effective as of April 1, 2012 between One Liberty Properties, Inc. and Majestic Property Management Corp. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.4	*	Form of Restricted Stock Award Agreement for the 2012 Incentive Plan (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2013).

10.5	*	Form of Restricted Stock Award Agreement for awards granted in 2017 pursuant to the 2016 Incentive Plan (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31, 2016).

10.6	*	Form of Performance Award Agreement for the 2016 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.7	*	Form of Restricted Stock Award Agreement for awards granted in 2018 pursuant to the 2016 Incentive Plan.

21.1		Subsidiaries of the Registrant

23.1		Consent of Ernst & Young LLP

31.1		Certification of President and Chief Executive Officer

31.2		Certification of Senior Vice President and Chief Financial Officer

32.1		Certification of President and Chief Executive Officer

32.2		Certification of Senior Vice President and Chief Financial Officer

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Definition Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

March 14, 2018	ONE LIBERTY PROPERTIES, INC.
	By:	/s/ PATRICK J. CALLAN, JR. Patrick J. Callan, Jr. President and Chief Executive Officer

        Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ MATTHEW J. GOULD Matthew J. Gould	Chairman of the Board of Directors	March 14, 2018
/s/ FREDRIC H. GOULD Fredric H. Gould	Vice Chairman of the Board of Directors	March 14, 2018
/s/ PATRICK J. CALLAN, JR. Patrick J. Callan, Jr.	President, Chief Executive Officer and Director	March 14, 2018
/s/ CHARLES BIEDERMAN Charles Biederman	Director	March 14, 2018
/s/ JOSEPH A. DELUCA Joseph A. DeLuca	Director	March 14, 2018
/s/ JEFFREY A. GOULD Jeffrey A. Gould	Director	March 14, 2018
/s/ LOUIS P. KAROL Louis P. Karol	Director	March 14, 2018
/s/ J. ROBERT LOVEJOY J. Robert Lovejoy	Director	March 14, 2018

Signature	Title	Date

/s/ LEOR SIRI Leor Siri	Director	March 14, 2018
/s/ EUGENE I. ZURIFF Eugene I. Zuriff	Director	March 14, 2018
/s/ DAVID W. KALISH David W. Kalish	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2018
/s/ KAREN DUNLEAVY Karen Dunleavy	Vice President, Financial (Principal Accounting Officer)	March 14, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of One Liberty Properties, Inc.

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of One Liberty Properties, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

        These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1989.

New York, New York
March 14, 2018

 Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of One Liberty Properties, Inc.

Opinion on Internal Control over Financial Reporting

        We have audited One Liberty Properties, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, One Liberty Properties, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated March 14, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

        The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

New York, New York
March 14, 2018

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in Thousands, Except Par Value)

	December 31,
	2017	2016
ASSETS
Real estate investments, at cost
Land	$209,320	$211,432
Buildings and improvements	566,007	536,633

Total real estate investments, at cost	775,327	748,065
Less accumulated depreciation	108,953	96,852

Real estate investments, net	666,374	651,213
Investment in unconsolidated joint ventures	10,723	10,833
Cash and cash equivalents	13,766	17,420
Restricted cash	443	643
Unbilled rent receivable	14,125	13,797
Unamortized intangible lease assets, net	30,525	32,645
Escrow, deposits and other assets and receivables	6,630	6,894

Total assets(1)	$742,586	$733,445

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of $3,789 and $4,294 of deferred financing costs, respectively	$393,157	$394,898
Line of credit, net of $624 and $936 of deferred financing costs, respectively	8,776	9,064
Dividends payable	8,493	7,806
Accrued expenses and other liabilities	16,107	10,470
Unamortized intangible lease liabilities, net	17,551	19,280

Total liabilities(1)	444,084	441,518

Commitments and contingencies
Equity:
One Liberty Properties, Inc. stockholders' equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized; 18,261 and 17,600 shares issued and outstanding	18,261	17,600
Paid-in capital	275,087	262,511
Accumulated other comprehensive income (loss)	155	(1,479)
Accumulated undistributed net income	3,257	11,501

Total One Liberty Properties, Inc. stockholders' equity	296,760	290,133
Non-controlling interests in consolidated joint ventures(1)	1,742	1,794

Total equity	298,502	291,927

Total liabilities and equity	$742,586	$733,445

(1)
The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 7. The consolidated balance sheets include the following amounts related to the Company's consolidated VIEs: $17,844 and $17,844 of land, $31,789 and $32,535 of building and improvements, net of $3,811 and $2,732 of accumulated depreciation, $4,345 and $5,521 of other assets included in other line items, $32,252 and $33,121 of real estate debt, net, $2,885 and $3,093 of other liabilities included in other line items, and $1,742 and $1,794 of non-controlling interests as of December 31, 2017 and 2016, respectively.

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Amounts in Thousands, Except Per Share Data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Rental income, net	$68,244	$64,164	$58,973
Tenant reimbursements	7,672	6,424	3,852
Lease termination fees	—	—	2,886

Total revenues	75,916	70,588	65,711

Operating expenses:
Depreciation and amortization	20,993	18,164	16,384
General and administrative (see Note 12 for related party information)	11,279	10,693	9,527
Real estate expenses (see Note 12 for related party information)	10,736	8,931	6,047
Real estate acquisition costs (see Note 12 for related party information)	—	596	449
Federal excise and state taxes	481	203	343
Leasehold rent	308	308	308
Impairment loss	153	—	—

Total operating expenses	43,950	38,895	33,058

Operating income	31,966	31,693	32,653
Other income and expenses:
Equity in earnings of unconsolidated joint ventures (see Note 12 for related party information)	826	1,005	412
Purchase price fair value adjustment	—	—	960
Prepayment costs on debt	—	(577)	(568)
Other income	407	435	108
Interest:
Expense	(17,810)	(17,258)	(16,027)
Amortization and write-off of deferred financing costs	(977)	(904)	(1,023)

Income before gain on sale of real estate, net	14,412	14,394	16,515
Gain on sale of real estate, net	9,837	10,087	5,392

Net income	24,249	24,481	21,907
Net income attributable to non-controlling interests	(102)	(59)	(1,390)

Net income attributable to One Liberty Properties, Inc.	$24,147	$24,422	$20,517

Weighted average number of common shares outstanding:
Basic	17,944	16,768	15,971

Diluted	18,047	16,882	16,079

Per common share attributable to common stockholders:
Basic	$1.29	$1.40	$1.23

Diluted	$1.28	$1.39	$1.22

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Amounts in Thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$24,249	$24,481	$21,907

Other comprehensive gain (loss)
Net unrealized gain on available-for-sale securities	—	—	3
Reclassification of gain on available-for-sale securities included in net income	—	(27)	—
Net unrealized gain (loss) on derivative instruments	1,565	2,879	(1,168)
One Liberty Properties, Inc.'s share of joint ventures' net unrealized gain (loss) on derivative instruments	76	64	(1)

Other comprehensive gain (loss)	1,641	2,916	(1,166)

Comprehensive income	25,890	27,397	20,741
Net income attributable to non-controlling interests	(102)	(59)	(1,390)
Adjustment for derivative instruments attributable to non-controlling interests	(7)	(5)	29

Comprehensive income attributable to One Liberty Properties, Inc.	$25,781	$27,333	$19,380

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

For the Three Years Ended December 31, 2017

(Amounts in Thousands, Except Per Share Data)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Undistributed Net Income	Non- Controlling Interests in Consolidated Joint Ventures	Total
Balances, December 31, 2014	$15,728	$219,867	$(3,195)	$21,876	$1,628	$255,904
Distributions—common stock
Cash—$1.58 per share	—	—	—	(26,178)	—	(26,178)
Shares issued through equity offering program—net	295	6,162	—	—	—	6,457
Restricted stock vesting	72	(72)	—	—	—	—
Shares issued through dividend reinvestment plan	197	4,087	—	—	—	4,284
Contributions from non-controlling interests	—	—	—	—	713	713
Distributions to non-controlling interests	—	—	—	—	(1,829)	(1,829)
Compensation expense—restricted stock	—	2,334	—	—	—	2,334
Net income	—	—	—	20,517	1,390	21,907
Other comprehensive (loss) income	—	—	(1,195)	—	29	(1,166)

Balances, December 31, 2015	16,292	232,378	(4,390)	16,215	1,931	262,426
Distributions—common stock
Cash—$1.66 per share	—	—	—	(29,136)	—	(29,136)
Shares issued through equity offering program—net	1,080	24,707	—	—	—	25,787
Restricted stock vesting	86	(86)	—	—	—	—
Shares issued through dividend reinvestment plan	142	2,965	—	—	—	3,107
Contribution from non-controlling interests	—	—	—	—	80	80
Distributions to non-controlling interests	—	—	—	—	(271)	(271)
Purchase of non-controlling interest	—	(436)	—	—	(10)	(446)
Compensation expense—restricted stock	—	2,983	—	—	—	2,983
Net income	—	—	—	24,422	59	24,481
Other comprehensive income	—	—	2,911	—	5	2,916

Balances, December 31, 2016	17,600	262,511	(1,479)	11,501	1,794	291,927
Distributions—common stock
Cash—$1.74 per share	—	—	—	(32,391)	—	(32,391)
Shares issued through equity offering program—net	231	5,339	—	—	—	5,570
Restricted stock vesting	232	(232)	—	—	—	—
Shares issued through dividend reinvestment plan	198	4,336	—	—	—	4,534
Contribution from non-controlling interest	—	—	—	—	20	20
Distributions to non-controlling interests	—	—	—	—	(181)	(181)
Compensation expense—restricted stock	—	3,133	—	—	—	3,133
Net income	—	—	—	24,147	102	24,249
Other comprehensive income	—	—	1,634	—	7	1,641

Balances, December 31, 2017	$18,261	$275,087	$155	$3,257	$1,742	$298,502

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in Thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$24,249	$24,481	$21,907
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	(9,837)	(10,087)	(5,392)
Purchase price fair value adjustment	—	—	(960)
Gain on sale of available-for-sale securities	—	(27)	—
Impairment loss	153	—	—
Prepayment costs on debt	—	577	568
Increase in unbilled rent receivable	(794)	(2,286)	(1,448)
Write-off of unbilled rent receivable	362	7	566
Bad debt expense	291	98	—
Amortization and write-off of intangibles relating to leases, net	(897)	(712)	(723)
Amortization of restricted stock expense	3,133	2,983	2,334
Equity in earnings of unconsolidated joint ventures	(826)	(1,005)	(412)
Distributions of earnings from unconsolidated joint ventures	656	939	540
Depreciation and amortization	20,993	18,164	16,384
Amortization and write-off of deferred financing costs	977	904	1,023
Payment of leasing commissions	(168)	(1,050)	(716)
Decrease (increase) in escrow, deposits, other assets and receivables	179	(731)	197
Increase (decrease) in accrued expenses and other liabilities	6,086	(850)	616

Net cash provided by operating activities	44,557	31,405	34,484

Cash flows from investing activities:
Purchase of real estate	(43,537)	(118,589)	(67,445)
Improvements to real estate	(6,565)	(4,868)	(3,868)
Net proceeds from sale of real estate	26,301	42,312	16,025
Purchase of partner's interest in consolidated joint venture	—	(446)	—
Purchase of partner's interest in unconsolidated joint venture	—	—	(6,300)
Investment in unconsolidated joint ventures	—	—	(12,686)
Distributions of capital from unconsolidated joint ventures	357	647	776
Net proceeds from sale of available-for-sale securities	—	33	—

Net cash used in investing activities	(23,444)	(80,911)	(73,498)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(10,520)	(9,138)	(7,793)
Repayment of mortgages payable	(12,936)	(63,726)	(27,967)
Proceeds from mortgage financings	21,210	137,628	79,605
Proceeds from sale of common stock, net	5,570	25,787	6,457
Proceeds from bank line of credit	47,000	86,000	45,400
Repayment on bank line of credit	(47,600)	(94,250)	(40,400)
Issuance of shares through dividend reinvestment plan	4,534	3,107	4,284
Payment of financing costs	(160)	(2,220)	(897)
Prepayment costs on debt	—	(577)	(568)
Capital contributions from non-controlling interests	20	80	713
Distributions to non-controlling interests	(181)	(271)	(1,829)
Cash distributions to common stockholders	(31,704)	(28,230)	(25,599)

Net cash (used in) provided by financing activities	(24,767)	54,190	31,406

Net (decrease) increase in cash and cash equivalents	(3,654)	4,684	(7,608)
Cash and cash equivalents at beginning of year	17,420	12,736	20,344

Cash and cash equivalents at end of year	$13,766	$17,420	$12,736

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Amounts in Thousands)

	Year Ended December 31,
	2017	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense	$17,777	$17,310	$15,986
Cash paid during the year for Federal excise tax, net	—	190	300
Supplemental schedule of non-cash investing and financing activities:
Mortgage debt extinguished upon conveyance of the Company's Morrow, Georgia property to mortgagee by deed-in-lieu of foreclosure	$—	$—	$1,466
Consolidation of real estate investment	—	—	2,633
Purchase accounting allocation—intangible lease assets	4,009	8,194	5,776
Purchase accounting allocation—intangible lease liabilities	(158)	(6,288)	(5,365)

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017

NOTE 1—ORGANIZATION AND BACKGROUND

        One Liberty Properties, Inc. ("OLP") was incorporated in 1982 in Maryland. OLP is a self-administered and self-managed real estate investment trust ("REIT"). OLP acquires, owns and manages a geographically diversified portfolio of industrial, retail (including furniture stores and supermarkets), restaurant, health and fitness, and theater properties, many of which are subject to long-term net leases. As of December 31, 2017, OLP owns 119 properties, including six properties owned by consolidated joint ventures and five properties owned by unconsolidated joint ventures. The 119 properties are located in 30 states.

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

December 31, 2017

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The Company periodically reviews its investments in unconsolidated joint ventures for other-than-temporary losses in investment value. Any decline that is not expected to be recovered based on the underlying assets of the investment is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. During the three years ended December 31, 2017, there were no impairment charges related to the Company's investments in unconsolidated joint ventures.

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

        Management believes that the estimates and assumptions that are most important to the portrayal of the Company's consolidated financial condition and results of operations, in that they require management's most difficult, subjective or complex judgments, form the basis of the accounting policies deemed to be most significant to the Company. These significant accounting policies relate to revenues and the value of the Company's real estate portfolio, including investments in unconsolidated joint ventures. Management believes its estimates and assumptions related to these significant accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on the Company's future consolidated financial condition or results of operations.

Revenue Recognition

        Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the non-cancelable term of the

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Many of the Company's properties are subject to long-term net leases under which the tenant is typically responsible to pay directly to the vendor the real estate taxes, insurance, utilities and ordinary maintenance and repairs related to the property, and the Company is not the primary obligor with respect to such items. As a result, the revenue and expenses relating to these properties are recorded on a net basis. For certain properties, in addition to contractual base rent, the tenants pay their pro rata share of real estate taxes and operating expenses to the Company. The income and expenses associated with these properties are generally recorded on a gross basis when the Company is the primary obligor. During 2017, 2016 and 2015, the Company recorded reimbursements of expenses of $7,672,000, $6,424,000 and $3,852,000, respectively, which are reported as Tenant reimbursements in the accompanying consolidated statements of income.

        Gains and losses on the sale of real estate investments are recorded when the criteria under GAAP have been met.

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

Purchase Accounting for Acquisition of Real Estate

        In January 2017, the Company adopted ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which requires an entity to evaluate whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, and if that requirement is met, the asset group is accounted for as an asset acquisition and not a business combination. Transaction costs incurred with such asset acquisitions are capitalized to real estate assets and depreciated over the respectful useful lives. The Company analyzed the real estate acquisitions made during 2017 and determined the gross assets acquired are

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

concentrated in a single identifiable asset. Prior to January 1, 2017, the Company recorded acquired real estate investments as business combinations when the real estate was occupied, at least in part, at acquisition. Costs directly related to the acquisition of such investments were expensed as incurred.

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

        The values of acquired above-market and below-market leases are recorded based on the present values (using discount rates which reflect the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management's estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of the acquisitions. Such valuations include a consideration of the non-cancellable terms of the respective leases, as well as any applicable renewal period(s). The fair values associated with below-market rental renewal options are determined based on the Company's experience and the relevant facts and circumstances at the time of the acquisitions. The values of above-market leases are amortized as a reduction to rental income over the terms of the respective non-cancellable lease periods. The portion of the values of below-market leases are amortized as an increase to rental income over the terms of the respective non-cancellable lease periods. The portion of the values of the leases associated with below-market renewal options that management deemed are likely to be exercised by the tenant are amortized to rental income over such renewal periods. The value of other intangible assets (i.e., origination costs) is recorded to amortization expense over the remaining terms of the respective leases. If a lease were to be terminated prior to its contractual expiration date or not renewed, all unamortized amounts relating to that lease would be recognized in operations at that time. The estimated useful lives of intangible assets or liabilities generally range from one to 38 years.

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

December 31, 2017

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Escrows

        Real estate taxes, insurance and other escrows aggregating $460,000 and $387,000 at December 31, 2017 and 2016, respectively, are included in Escrow, deposits and other assets and receivables.

Depreciation and Amortization

        Depreciation of buildings is computed on the straight-line method over an estimated useful life of 40 years. Depreciation of building improvements is computed on the straight-line method over the estimated useful life of the improvements. If the Company determines it is the owner of tenant improvements, the amounts funded to construct the tenant improvements are treated as a capital asset and depreciated over the lesser of the remaining lease term or the estimated useful life of the improvements on the straight-line method. Leasehold interest and the related ground lease payments are amortized over the initial lease term of the leasehold position. Depreciation expense (including amortization of a leasehold position, lease origination costs, and capitalized leasing commissions) was $20,993,000, $18,164,000 and $16,384,000 during 2017, 2016 and 2015, respectively.

Deferred Financing Costs

        Mortgage and credit line costs are deferred and amortized on a straight-line basis over the terms of the respective debt obligations, which approximates the effective interest method. At December 31, 2017 and 2016, accumulated amortization of such costs was $2,804,000 and $2,090,000, respectively. The

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company presents unamortized deferred financing costs as a direct deduction from the carrying amount of the associated debt liability.

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

        The Company's properties are located in 30 states. During 2017, 2016 and 2015, 13.2%, 12.9% and 13.0% of total revenues, respectively, were attributable to real estate investments located in Texas which is the only state in which real estate investments contributed more than 10% to the Company's total revenues.

        No tenant contributed over 10% to the Company's total revenues during 2017, 2016 and 2015.

Segment Reporting

        Substantially all of the Company's real estate assets, at acquisition, are comprised of real estate owned that is leased to tenants on a long-term basis. Therefore, the Company aggregates real estate assets for reporting purposes and operates in one reportable segment.

Stock Based Compensation

        The fair value of restricted stock grants and restricted stock units, determined as of the date of grant, is amortized into general and administrative expense over the respective vesting period. The deferred compensation to be recognized as expense is net of certain forfeiture and performance assumptions which are re-evaluated quarterly. The Company recognizes the effect of forfeitures when they occur and previously recognized compensation expense shall be reversed in the period the grant or unit is forfeited. For share-based awards with a performance or market measure, we recognize compensation expense over the requisite service period. The requisite service period begins on the date the compensation committee of the Company's Board of Directors authorizes the award, adopts any relevant performance measures and communicates the award.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivatives and Hedging Activities

        The Company's objective in using interest rate swaps is to add stability to interest expense. The Company does not use derivatives for trading or speculative purposes.

        The Company records all derivatives on the consolidated balance sheets at fair value using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. In addition, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. These counterparties are generally large financial institutions engaged in providing a variety of financial services. These institutions generally face similar risks regarding adverse changes in market and economic conditions including, but not limited to, fluctuations in interest rates, exchange rates, equity and commodity prices and credit spreads.

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

Reclassifications

        Certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current year's presentation. Such reclassifications primarily relate to change the presentation of Gain on sale of real estate, net on the consolidated statement of operations for the years ended December 31, 2016 and 2015. The Company has included a caption for Income before gain on sale of real estate, net, to present gains and losses on sales of properties in accordance with the Securities and Exchange Commission Rule 3-15(a) of Regulation S-X. The change was made for the years ended December 31, 2016 and 2015 because, as prescribed by ASC 360-10-45-5, such gains from sale of real estate were not included as a component of Operating income. Such change was determined to be immaterial to the consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

        In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends the presentation and disclosure requirements for hedge accounting and changes how companies assess hedge effectiveness. This ASU is intended to more closely align hedge accounting with companies' risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The effective date of the standard will be fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption is permitted. The Company is evaluating the new guidance to determine if, and to the extent, it will impact the consolidated financial statements.

        In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope and application on the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales. The effective date of the standard will be fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted. The Company has evaluated the new guidance and determined there will be no impact on the consolidated financial statements as the Company will be electing the practical expedient which is forward-looking to future sales. In addition, none of the Company's prior sales were partial sales and all were under closed contracts.

        In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the Emerging Issues Task Force), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amount generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The effective date of the standard will be fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted. The Company is evaluating the new guidance to determine if, and to the extent, it will impact the consolidated financial statements.

        In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current "incurred loss" model with an "expected loss" approach. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted after December 2018. The Company is evaluating the new guidance to determine if, and to the extent, it will impact the consolidated financial statements.

        In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The effective date of the standard

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

will be fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating this new standard. The Company anticipates adopting this guidance effective as of January 1, 2019 and will apply the modified retrospective approach.

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2014-09, ASU 2015-14 and ASU 2016-08 are herein collectively referred to as the "New Revenue Recognition Standards".

        The New Revenue Recognition Standards are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted but not before annual periods beginning after December 15, 2016. The Company anticipates adopting the New Revenue Recognition Standards effective as of January 1, 2018, and applying the cumulative-effect adoption method. The Company has evaluated its revenue streams, and as they are primarily related to leasing activities which are scoped out of the New Revenue Recognition Standards, it has determined that the adoption of such standards will not have a material impact on the consolidated financial statements and there will be no cumulative translation adjustments upon adoption.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

NOTE 3—EARNINGS PER COMMON SHARE

        Basic earnings per share was determined by dividing net income allocable to common stockholders for each year by the weighted average number of shares of common stock outstanding during the applicable year. Net income is also allocated to the unvested restricted stock outstanding during each year, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. Unvested restricted stock is not allocated net losses; such amounts are allocated entirely to the common stockholders, other than the holders of unvested restricted stock. As of December 31, 2017, the shares of common stock underlying the restricted stock units awarded under the 2016 Incentive Plan are excluded from the basic earnings per share calculation, as these units are not participating securities. The restricted stock units issued pursuant to the 2009 and 2016 Incentive Plans are referred to as "RSUs".

        Diluted earnings per share reflects the potential dilution that could occur if securities or other rights exercisable for, or convertible into, common stock were exercised or converted or otherwise resulted in the issuance of common stock that shared in the earnings of the Company.

        See Note 13 for information regarding the Company's equity incentive plans.

        The diluted weighted average number of shares of common stock includes common stock underlying the RSUs awarded under the plans identified in the table below:

		Year Ended December 31,
	Number of underlying shares
		2017		2016	2015
2009 Incentive Plan	200,000	—	(a)	114,000	108,000
2016 Incentive Plan	76,250	71,478	(b)	—	—

(a)
RSUs with respect to 113,584 shares vested on June 30, 2017 and such shares were issued in August 2017.

(b)
Includes 33,353 shares that would be issued pursuant to a return on capital performance metric and 38,125 shares that would be issued pursuant to a stockholder return metric, assuming the end of the quarterly period was the June 30, 2020 vesting date. The remaining 4,772 shares awarded pursuant to the capital performance metric (of a total of 38,125 that were awarded on September 26, 2017) are not included.

        There were no options outstanding to purchase shares of common stock or other rights exercisable for, or convertible into, common stock in 2017, 2016 and 2015.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

NOTE 3—EARNINGS PER COMMON SHARE (Continued)

        The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator for basic and diluted earnings per share:
Net income	$24,249	$24,481	$21,907
Less net income attributable to non-controlling interests	(102)	(59)	(1,390)
Less earnings allocated to unvested restricted stock(a)	(1,072)	(999)	(852)

Net income available for common stockholders: basic and diluted	$23,075	$23,423	$19,665

Denominator for basic earnings per share:
Weighted average number of common shares	17,944	16,768	15,971
Effect of diluted securities:
RSUs	103	114	108

Denominator for diluted earnings per share:
Weighted average number of shares	18,047	16,882	16,079

Earnings per common share, basic	$1.29	$1.40	$1.23

Earnings per common share, diluted	$1.28	$1.39	$1.22

Net income attributable to One Liberty Properties, Inc. common stockholders, net of non-controlling interests	$24,147	$24,422	$20,517

(a)
Represents an allocation of distributed earnings to unvested restricted stock which, as participating securities, are entitled to receive dividends.

NOTE 4—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS

Real Estate Acquisitions

        The following charts detail the Company's acquisitions of real estate during 2017 and 2016 (amounts in thousands):

Description of Property	Date Acquired	Contract Purchase Price	Terms of Payment	Third Party Real Estate Acquisition Costs(a)
Forbo industrial facility, Huntersville, North Carolina	May 25, 2017	$8,700	Cash and $5,190 mortgage(b)	$72
Saddle Creek Logistics industrial facility, Pittston, Pennsylvania	June 9, 2017	11,750	All cash(c)	199
Corporate Woods industrial facility, Ankeny, Iowa	June 20, 2017	14,700	All cash(d)	29
Dufresne Spencer Group industrial facility, Memphis, Tennessee	October 10, 2017	8,000	All cash	87

Totals for 2017		$43,150		$387

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

NOTE 4—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

Description of Property	Date Acquired	Contract Purchase Price	Terms of Payment	Third Party Real Estate Acquisition Costs(e)
Multi-tenant industrial facility, Greenville, South Carolina	March 30, 2016	$8,100	All cash	$80
Multi-tenant industrial facility, Greenville, South Carolina	March 30, 2016	8,950	All cash	81
Toro distribution facility, El Paso, Texas	June 3, 2016	23,695	All cash	72
4 Advanced Auto retail stores, Ohio	June 16, 2016	6,523	Cash and $4,300 mortgage(b)	80
Land—The Briarbrook Village Apartments, Wheaton, Illinois	August 2, 2016	10,530	All cash	—	(f)
Burlington Coat and Micro Center retail stores, St. Louis Park, Minnesota	August 12, 2016	14,150	All cash	74
Land—The Vue Apartments, Beachwood, Ohio	August 16, 2016	13,896	All cash	—	(g)
Famous Footwear distribution facility, Lebanon, Tennessee	September 1, 2016	32,734	Cash and $21,288 mortgage(b)	195
Other costs(h)		—		14

Totals for 2016		$118,578		$596

(a)
Transaction costs incurred with these asset acquisitions were capitalized.

(b)
The new mortgage debt was obtained simultaneously with the acquisition of the property.

(c)
In August 2017, the Company obtained new mortgage debt of $7,200.

(d)
In July 2017, the Company obtained new mortgage debt of $8,820.

(e)
Included as an expense in Real estate acquisition costs in the accompanying consolidated statement of income.

(f)
Transaction costs aggregating $6 incurred with this asset acquisition were capitalized.

(g)
Transaction costs aggregating $5 incurred with this asset acquisition were capitalized.

(h)
Costs incurred for properties purchased in the previous year.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

NOTE 4—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

        The following charts detail the allocation of the purchase price for the Company's acquisitions of real estate during 2017 and 2016 (amounts in thousands):

				Intangible Lease
			Building Improvements
Description of Property	Land	Building		Asset	Liability	Total
Forbo industrial facility,
Huntersville, North Carolina	$1,046	$6,452	$222	$1,052	$—	$8,772
Saddle Creek Logistics industrial facility,
Pittston, Pennsylvania	999	9,675	247	1,028	—	11,949
Corporate Woods industrial facility,
Ankeny, Iowa	1,351	11,420	187	1,929	(158)	14,729
Dufresne Spencer Group industrial facility,
Memphis, Tennessee	135	7,750	202	—	—	8,087

Totals for 2017	$3,531	$35,297	$858	$4,009	$(158)	$43,537

Multi-tenant industrial facility,
Greenville, South Carolina	$693	$6,718	$175	$514	$—	$8,100
Multi-tenant industrial facility,
Greenville, South Carolina	528	7,893	181	441	(93)	8,950
Toro distribution facility,
El Paso, Texas	3,691	17,525	379	2,100	—	23,695
4 Advanced Auto retail stores,
Ohio	653	5,012	189	912	(243)	6,523
Land—The Briarbrook Village Apartments,
Wheaton, Illinois	10,536	—	—	—	—	10,536
Burlington Coat and Micro Center retail stores,
St. Louis Park, Minnesota	3,388	12,632	456	651	(2,977)	14,150
Land—The Vue Apartments,
Beachwood, Ohio	13,901	—	—	—	—	13,901
Famous Footwear distribution facility,
Lebanon, Tennessee	2,094	29,436	603	3,576	(2,975)	32,734

Totals for 2016	$35,484	$79,216	$1,983	$8,194	$(6,288)	$118,589

        As of December 31, 2017, the weighted average amortization period for the 2017 acquisitions is 6.8 years and 12.2 years for the intangible lease assets and intangible lease liabilities, respectively. As of December 31, 2016, the weighted average amortization period for the 2016 acquisitions is 9.3 years and 13.0 years for the intangible lease assets and intangible lease liabilities, respectively. The Company assessed the fair value of the lease intangibles based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 (as defined in Note 2) in the fair value hierarchy.

        At December 31, 2017 and 2016, accumulated amortization of intangible lease assets was $17,542,000 and $16,074,000, respectively, and accumulated amortization of intangible lease liabilities was $7,849,000 and $6,386,000, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

NOTE 4—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

        During 2017, 2016 and 2015, the Company recognized net rental income of $897,000, $712,000 and $723,000, respectively, for the amortization of the above/below market leases. During 2017, 2016 and 2015, the Company recognized amortization expense of $4,984,000, $3,612,000 and $3,467,000, respectively, relating to the amortization of the origination costs associated with in-place leases, which is included in Depreciation and amortization expense.

        The unamortized balance of intangible lease assets as a result of acquired above market leases at December 31, 2017 will be deducted from rental income through 2032 as follows (amounts in thousands):

2018	$748
2019	646
2020	620
2021	614
2022	448
Thereafter	1,217

Total	$4,293

        The unamortized balance of intangible lease liabilities as a result of acquired below market leases at December 31, 2017 will be added to rental income through 2055 as follows (amounts in thousands):

2018	$1,794
2019	1,781
2020	1,629
2021	1,593
2022	1,468
Thereafter	9,286

Total	$17,551

        The unamortized balance of origination costs associated with in-place leases at December 31, 2017 will be charged to amortization expense through 2055 as follows (amounts in thousands):

2018	$4,056
2019	3,669
2020	3,435
2021	3,168
2022	2,672
Thereafter	9,232

Total	$26,232

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

NOTE 4—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

Minimum Future Rents

        The rental properties owned at December 31, 2017 are leased under operating leases with current expirations ranging from 2018 to 2037, with certain tenant renewal rights.

        The minimum future contractual rents do not include (i) straight-line rent or amortization of intangibles and (ii) rental income which can be deferred under the Company's ground leases on the basis of the respective property's operating performance. Such rents were $3,623,000, $2,379,000 and $1,458,000 during 2017, 2016 and 2015, respectively.

        The minimum future contractual rents to be received over the next five years and thereafter on non-cancellable operating leases in effect at December 31, 2017 are as follows (amounts in thousands):

2018	$64,412
2019	62,360
2020	60,035
2021	56,965
2022	47,434
Thereafter	176,838

Total	$468,044

Unbilled Rent Receivable

        At December 31, 2017 and 2016, the Company's unbilled rent receivables aggregating $14,125,000 and $13,797,000, respectively, represent rent reported on a straight-line basis in excess of rental payments required under the respective leases. The unbilled rent receivable is to be billed and received pursuant to the lease terms during the next 24 years.

        During 2017 and 2016, the Company wrote off $105,000 and $2,060,000, respectively, of unbilled straight-line rent receivable related to the properties sold during such years, which reduced the gain on sale reported on the consolidated statements of income.

        During 2017, 2016 and 2015, the Company also wrote off $362,000, $7,000 and $89,000, respectively, of unbilled straight-line rent receivable related to properties at which the tenant filed for Chapter 11 bankruptcy.

        During 2015, the Company wrote off unbilled straight-line rent receivables of $477,000 related to lease terminations effected prior to lease expirations (see below).

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

NOTE 4—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

Lease Termination Fees

        In 2015, the Company received lease termination fees of $2,886,000 from tenants in lease buy-out transactions. In connection with the receipt of these fees, the Company wrote off an aggregate of $530,000 as offsets to rental income, representing the entire balance of the unbilled rent receivables and the intangible lease assets related to these tenants as of December 31, 2015. The Company re-leased substantially all of such spaces simultaneously with the termination of the leases.

Purchase of Partner's 50% Interest

        In March 2015, the Company purchased for $6,300,000, its partner's 50% interest in an unconsolidated joint venture that owned a property in Lincoln, Nebraska, and as a result, the Company obtained a controlling financial interest. The payment was comprised of (i) $2,636,000 paid directly to the partner and (ii) $3,664,000, substantially all of which was used to pay off the partner's 50% share of the underlying joint venture mortgage. In consolidating the investment, the Company recorded a purchase price fair value adjustment of $960,000 on the consolidated statement of income, representing the difference between the book value of its preexisting equity investment on the March 31, 2015 purchase date and the fair value of the net assets acquired.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

NOTE 5—SALES OF PROPERTIES AND IMPAIRMENT LOSS

Sales of Properties

        The following chart details the Company's sales of real estate during 2017 and 2016 (amounts in thousands):

Description of Property	Date Sold	Gross Sales Price	Gain on Sale of Real Estate, Net
Retail property,
Greenwood Village, Colorado	May 8, 2017	$9,500	$6,568
Retail property,
Kansas City, Missouri(a)	July 14, 2017	10,250	2,180
Retail property,
Niles, Illinois	August 31, 2017	5,000	1,089
Restaurant property,
Ann Arbor, Michigan(a)(b)	November 14, 2017	2,300	—

Totals for 2017		$27,050	$9,837

Portfolio of eight retail properties,
Louisiana and Mississippi	February 1, 2016	$13,750	$787
Retail property,
Killeen, Texas	May 19, 2016	3,100	980
Land,
Sandy Springs, Georgia	June 15, 2016	8,858	2,331
Industrial property,
Tomlinson, Pennsylvania	June 30, 2016	14,800	5,660
Retail property,
Island Park, NY	December 22, 2016	2,702	213

		43,210	9,971
Partial condemnation of land,
Greenwood Village, Colorado(c)	July 5, 2016	153	116

Totals for 2016		$43,363	$10,087

(a)
See Note 11 for information on the payoff of the mortgage on this property and the early termination of the interest rate swap derivative.

(b)
See "—Impairment Loss" for additional information.

(c)
Represents amount received from the Colorado Department of Transportation ("CDOT"), as a result of a partial condemnation of land and easements obtained by CDOT.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

NOTE 5—SALES OF PROPERTIES AND IMPAIRMENT LOSS (Continued)

        In January 2015, a consolidated joint venture of the Company sold a property located in Cherry Hill, New Jersey for $16,025,000, net of closing costs. The sale resulted in a gain of $5,392,000, recorded as Gain on sale of real estate, net, for the year ended December 31, 2015. In connection with the sale, the Company paid off the $7,376,000 mortgage balance on this property and incurred a $472,000 swap termination fee (included in Prepayment costs on debt). The non-controlling interest's share of income from the transaction was $1,320,000 and is included in net income attributable to non-controlling interests.

Sale of Property Subsequent to December 31, 2017

        On January 30, 2018, the Company sold a property located in Fort Bend, Texas and owned by a consolidated joint venture in which the Company held an 85% interest, for approximately $9,000,000, net of closing costs, and paid off the $4,400,000 mortgage. This property accounted for less than 1.2% of the Company's rental income, net, during 2017, 2016 and 2015. The Company anticipates recognizing a gain of approximately $2,400,000 during the three months ending March 31, 2018. The non-controlling interest's share of the gain from the transaction will be approximately $800,000.

Impairment Loss

        In November 2017, the Company sold its property formerly tenanted by Joe's Crab Shack, located in Ann Arbor, Michigan. As the sales price was less than the net book value, the Company determined that the property was impaired and recorded an impairment loss of $153,000, representing the difference, at September 30, 2017, between the net sales price and the net book value. The impairment loss is included in the accompanying consolidated statement of income for the year ended December 31, 2017.

NOTE 6—ALLOWANCE FOR DOUBTFUL ACCOUNTS

        At December 31, 2017 and 2016, there was no balance in the allowance for doubtful accounts.

        The Company records bad debt expense as a reduction of rental income and/or tenant reimbursements. The Company recorded bad debt expense of $291,000, $105,000 and $89,000 during 2017, 2016 and 2015, respectively. Such bad debt expense related to rental income and tenant reimbursements due from five tenants at properties that filed for Chapter 11 bankruptcy protection during such years. In relation to these tenants, the Company wrote off (i) $362,000, $7,000 and $89,000 of unbilled straight-line rent receivable as a reduction to rental income, (ii) $67,000, $0 and $124,000 of unamortized intangible lease assets and liabilities as an adjustment to rental income and (iii) $884,000, $0 and $380,000 of tenant origination costs as an increase to depreciation expense during 2017, 2016 and 2015, respectively. In 2017, the Company sold three of these properties, located in Greenwood Village, Colorado, Niles, Illinois and Ann Arbor, Michigan (see Note 5) and re-tenanted one property in Philadelphia, Pennsylvania. The Company has determined that no impairment charge is required with respect to the remaining property, which at December 31, 2017, had a net book value of $2,118,000.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

NOTE 7—VARIABLE INTEREST ENTITIES, CONTINGENT LIABILITIES AND CONSOLIDATED JOINT VENTURES

Variable Interest Entities—Ground Leases

        The Company determined that with respect to the properties identified in the table below, it has a variable interest through its ground leases and the three owner/operators (which are affiliated with one another) are VIEs because their equity investment at risk is insufficient to finance its activities without additional subordinated financial support. The Company further determined that it is not the primary beneficiary of any of these VIEs because the Company has shared power over certain activities that most significantly impact the owner/operator's economic performance (i.e., shared rights on the sale of the property) and therefore, does not consolidate these VIEs for financial statement purposes. Accordingly, the Company accounts for these investments as land and the revenues from the ground leases as Rental income, net. Such rental income amounted to $3,702,000, $2,361,000 and $1,280,000 during 2017, 2016 and 2015, respectively. Included in these amounts is rental income for a similarly structured transaction for a property located in Sandy Springs, Georgia, amounting to $308,000 and $419,000 during 2016 and 2015, respectively, which the Company sold in June 2016 (see Note 5).

        The following chart details the Company's VIEs through its ground leases and the aggregate carrying amount and maximum exposure to loss as of December 31, 2017 (dollars in thousands):

Description of Property(a)	Date Acquired	Land Contract Purchase Price	# Units in Apartment Complex	Owner/ Operator Mortgage from Third Party(b)		Type of Exposure	Carrying Amount and Maximum Exposure to Loss
The Meadows Apartments,
Lakemoor, Illinois	March 24, 2015	$9,300	496	$51,380	(c)	Land	$9,592
The Briarbrook Village Apartments,
Wheaton, Illinois	August 2, 2016	10,530	342	39,411		Land	10,536
The Vue Apartments,
Beachwood, Ohio	August 16, 2016	13,896	348	67,444		Land	13,901

Totals		$33,726	1,186	$158,235			$34,029

(a)
Simultaneously with each purchase, the Company entered into a triple net ground lease with affiliates of Strategic Properties of North America, the owner/operators of these properties.

(b)
Simultaneously with the closing of each acquisition, the owner/operator obtained a mortgage from a third party which, together with the Company's purchase of the land, provided substantially all of the funds to acquire the complex. The Company provided its land as collateral for the respective owner/operator's mortgage loans; accordingly, each land position is subordinated to the applicable mortgage. No other financial support has been provided by the Company to the owner/operator.

(c)
In November 2017, the owner/operator closed on a $7,556 supplemental mortgage (the original mortgage was for $43,824). In connection therewith, the Company agreed to subordinate its fee interest to this second mortgage in exchange for a payment by the owner/operator to the Company of $5,906 as a fixed rent payment which was recorded as deferred income and will be included in rental income over the term of the lease.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

NOTE 7—VARIABLE INTEREST ENTITIES, CONTINGENT LIABILITIES AND CONSOLIDATED JOINT VENTURES (Continued)

        Pursuant to the terms of the ground lease for the Wheaton, Illinois property, the owner/operator is obligated to make certain unit renovations as and when units become vacant. Cash reserves to cover such renovation work, received by the Company in conjunction with the purchase of the property, are disbursed when the unit renovations are completed. The related cash reserve balance for this property was $443,000 and $643,000 at December 31, 2017 and 2016, respectively, and is classified as Restricted cash on the consolidated balance sheets.

Variable Interest Entities—Consolidated Joint Ventures

        With respect to the six consolidated joint ventures in which the Company holds between an 85% to 95% interest, the Company has determined that such ventures are VIEs because the non-controlling interests do not hold substantive kick-out or participating rights.

        In each of these six joint ventures, the Company has determined it is the primary beneficiary of the VIE as it has the power to direct the activities that most significantly impact each joint venture's performance including management, approval of expenditures, and the obligation to absorb the losses or rights to receive benefits. Accordingly, the Company has consolidated the operations of these joint ventures for financial statement purposes. The joint ventures' creditors do not have recourse to the assets of the Company other than those held by these joint ventures.

        The following is a summary of the consolidated VIEs' carrying amounts and classification in the Company's consolidated balance sheets, none of which are restricted (amounts in thousands):

	December 31,
	2017	2016
Land	$17,844	$17,844
Buildings and improvements, net of accumulated depreciation of $3,811 and $2,732, respectively	31,789	32,535
Cash	1,145	1,796
Unbilled rent receivable	1,011	775
Unamortized intangible lease assets, net	1,241	1,595
Escrow, deposits and other assets and receivables	948	1,355
Mortgages payable, net of unamortized deferred financing costs of $442 and $539, respectively	32,252	33,121
Accrued expenses and other liabilities	870	893
Unamortized intangible lease liabilities, net	2,015	2,200
Accumulated other comprehensive loss	(1)	(70)
Non-controlling interests in consolidated joint ventures	1,742	1,794

        At December 31, 2017 and 2016, MCB Real Estate, LLC and its affiliates ("MCB") are the Company's joint venture partner in four consolidated joint ventures in which the Company has aggregate equity investments of approximately $9,705,000 and $10,522,000, respectively. The Company's equity investment in its two other consolidated joint ventures is approximately $7,395,000 and $7,440,000 at December 31, 2017 and 2016, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

NOTE 7—VARIABLE INTEREST ENTITIES, CONTINGENT LIABILITIES AND CONSOLIDATED JOINT VENTURES (Continued)

        In October 2016, the Company purchased MCB's 5% interest in a consolidated joint venture that owns a property in Deptford, New Jersey and obtained 100% ownership. The $436,000 difference between the purchase price paid of $446,000 and the non-controlling interest's share of the net assets of the property was accounted for as a reduction to paid-in capital.

        Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and may not be pro rata to the equity interest each partner has in the applicable venture.

NOTE 8—INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

        At December 31, 2017 and 2016, the Company's five unconsolidated joint ventures each owned and operated one property. The Company's equity investment in such unconsolidated joint ventures at such dates totaled $10,723,000 and $10,833,000, respectively. The Company recorded equity in earnings of $826,000, $1,005,000 and $412,000 during 2017, 2016 and 2015, respectively.

        At December 31, 2017, MCB is the Company's joint venture partner in one of these unconsolidated joint ventures in which the Company has an equity investment of $8,245,000.

NOTE 9—OTHER INCOME

        The year ended December 31, 2017 includes $243,000 paid to the Company by a former tenant in connection with the resolution of a dispute, and $74,000 that the Company received for easements on a sold property. The year ended December 31, 2016 includes $356,000 that the Company received for such easements.

NOTE 10—DEBT OBLIGATIONS

Mortgages Payable

        The following table details the Mortgages payable, net, balances per the consolidated balance sheets (amounts in thousands):

	December 31,
	2017	2016
Mortgages payable, gross	$396,946	$399,192
Unamortized deferred financing costs	(3,789)	(4,294)

Mortgages payable, net	$393,157	$394,898

        At December 31, 2017, there were 70 outstanding mortgages payable, all of which are secured by first liens on individual real estate investments with an aggregate gross carrying value of $624,361,000 before accumulated depreciation of $83,015,000. After giving effect to the interest rate swap agreements (see Note 11), the mortgage payments bear interest at fixed rates ranging from 3.02% to 6.59%, and mature between 2018 and 2042. The weighted average interest rate on all mortgage debt was 4.22% and 4.27% at December 31, 2017 and 2016, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

NOTE 10—DEBT OBLIGATIONS (Continued)

        Scheduled principal repayments during the next five years and thereafter are as follows (amounts in thousands):

Year Ending December 31,
2018(a)	$24,871
2019	14,610
2020	11,901
2021	20,742
2022	43,771
Thereafter	281,051

Total	$396,946

(a)
Includes $4,423 related to a mortgage loan that was paid off on a property sold in January 2018.

Line of Credit

        The Company has a credit facility with Manufacturers & Traders Trust Company, People's United Bank, VNB New York, LLC, and Bank Leumi USA, pursuant to which the Company may borrow up to $100,000,000, subject to borrowing base requirements. The facility, which matures December 31, 2019, provides that the Company pay an interest rate equal to the one month LIBOR rate plus an applicable margin ranging from 175 basis points to 300 basis points depending on the ratio of the Company's total debt to total value, as determined pursuant to the facility. The applicable margin was 175 basis points at December 31, 2017 and 2016. An unused facility fee of .25% per annum applies to the facility. The average interest rate on the facility was approximately 2.87%, 2.23% and 1.95% during 2017, 2016 and 2015, respectively.

        The credit facility includes certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. The Company was in compliance with all covenants at December 31, 2017.

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

NOTE 10—DEBT OBLIGATIONS (Continued)

        The following table details the Line of credit, net, balances per the consolidated balance sheets (amounts in thousands):

	December 31,
	2017	2016
Line of credit, gross	$9,400	$10,000
Unamortized deferred financing costs	(624)	(936)

Line of credit, net	$8,776	$9,064

        At March 5, 2018, there was an outstanding balance of $3,900,000 (before unamortized deferred financing costs) under the facility.

NOTE 11—FAIR VALUE MEASUREMENTS

        The carrying amounts of cash and cash equivalents, restricted cash, escrow, deposits and other assets and receivables (excluding interest rate swaps), dividends payable, and accrued expenses and other liabilities (excluding interest rate swaps), are not measured at fair value on a recurring basis, but are considered to be recorded at amounts that approximate fair value.

        At December 31, 2017, the $397,103,000 estimated fair value of the Company's mortgages payable is more than their $396,946,000 carrying value (before unamortized deferred financing costs) by approximately $157,000, assuming a blended market interest rate of 4.25% based on the 8.7 year weighted average remaining term to maturity of the mortgages. At December 31, 2016, the $413,916,000 estimated fair value of the Company's mortgages payable is greater than their $399,192,000 carrying value (before unamortized deferred financing costs) by approximately $14,724,000, assuming a blended market interest rate of 3.74% based on the 9.3 year weighted average remaining term to maturity of the mortgages.

        At December 31, 2017 and 2016, the carrying amount of the Company's line of credit (before unamortized deferred financing costs) of $9,400,000 and $10,000,000, respectively, approximates its fair value.

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

NOTE 11—FAIR VALUE MEASUREMENTS (Continued)

Fair Value on a Recurring Basis

        The fair value of the Company's derivative financial instruments, using Level 2 inputs, was determined to be the following (amounts in thousands):

	As of December 31,	Carrying and Fair Value
Financial assets:
Interest rate swaps	2017	$1,615
	2016	1,257
Financial liabilities:
Interest rate swaps	2017	$1,492
	2016	2,695

        The Company does not currently own any financial instruments that are measured on a recurring basis and that are classified as Level 1 or 3.

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

        Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty. As of December 31, 2017, the Company has assessed and determined the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company determined its derivative valuation is classified in Level 2 of the fair value hierarchy.

        As of December 31, 2017, the Company had entered into 28 interest rate derivatives, all of which were interest rate swaps, related to 28 outstanding mortgage loans with an aggregate $132,965,000 notional amount and mature between 2018 and 2028 (weighted average remaining term to maturity of 7.0 years). Such interest rate swaps, all of which were designated as cash flow hedges, converted LIBOR based variable rate mortgages to fixed annual rate mortgages (with interest rates ranging from 3.02% to 5.38% and a weighted average interest rate of 4.11% at December 31, 2017). The fair value of the Company's derivatives in asset and liability positions are reflected as other assets or other liabilities on the consolidated balance sheets. During the year ended December 31, 2017, the Company discontinued hedge accounting on two of its interest rate swaps (see discussion following the table below).

        Three of the Company's unconsolidated joint ventures, in which wholly-owned subsidiaries of the Company are 50% partners, had two interest rate derivatives outstanding at December 31, 2017 with an

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

NOTE 11—FAIR VALUE MEASUREMENTS (Continued)

aggregate $10,491,000 notional amount. These interest rate swaps, which were designated as cash flow hedges, have interest rates of 3.49% and 5.81% and mature in 2022 and 2018, respectively.

        The following table presents the effect of the Company's derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
One Liberty Properties Inc. and Consolidated Subsidiaries
Amount of (loss) gain recognized on derivatives in Other comprehensive income (loss)	$(221)	$255	$(3,722)
Amount of (loss) reclassification from Accumulated other comprehensive income (loss) into Interest expense	(1,786)	(2,624)	(2,554)
Unconsolidated Joint Ventures (Company's share)
Amount of gain (loss) recognized on derivatives in Other comprehensive income (loss)	$15	$(31)	$(109)
Amount of (loss) reclassification from Accumulated other comprehensive income (loss) into Equity in earnings of unconsolidated joint ventures	(61)	(95)	(108)

        During 2017, in connection with the sale of two properties located in Kansas City, Missouri and Ann Arbor, Michigan, the Company paid off the mortgages and terminated the related interest rate swaps. As the Company discontinued hedge accounting on these interest rate swaps as the hedged forecasted transactions became probable not to occur, the Company accelerated the reclassification of $201,000 from Accumulated other comprehensive income to Interest expense for the year ended December 31, 2017. No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company's cash flow hedges for the three years ended December 31, 2017.

        During the twelve months ending December 31, 2018, the Company estimates an additional $565,000 will be reclassified from Accumulated other comprehensive income as an increase to Interest expense and $7,000 will be reclassified from Accumulated other comprehensive income as a decrease to Equity in earnings of unconsolidated joint ventures.

        The derivative agreements in effect at December 31, 2017 provide that if the wholly-owned subsidiary of the Company which is a party to the agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary's derivative obligation. In addition, the Company is a party to the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, then the Company could be held liable for such swap breakage losses, if any. During the year ended December 31, 2016, the Company terminated three interest rate swaps in connection with the early payoff of the related mortgages, and during the year ended December 31, 2015, the Company terminated one interest rate swap in connection with the sale of its Cherry Hill, New Jersey property. The Company accelerated the

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

NOTE 11—FAIR VALUE MEASUREMENTS (Continued)

reclassification of amounts in accumulated other comprehensive income to earnings as a result of these hedged forecasted transactions being terminated. The accelerated amounts were losses of $178,000 and $472,000 during 2016 and 2015, respectively, which are included in Prepayment costs on debt on the consolidated statements of income.

        As of December 31, 2017 and 2016, the fair value of the derivatives in a liability position, including accrued interest of $53,000 and $113,000, respectively, but excluding any adjustments for nonperformance risk, was approximately $1,638,000 and $2,951,000, respectively. In the event the Company breaches any of the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $1,638,000 and $2,951,000 as of December 31, 2017 and 2016, respectively. This termination liability value, net of adjustments for nonperformance risk of $93,000 and $143,000, is included in Accrued expenses and other liabilities on the consolidated balance sheet at December 31, 2017 and 2016, respectively.

Available-for-sale securities

        During 2016, the Company sold its available-for-sale securities for $33,000 which had a cost of $5,300. The Company realized a gain on sale of $27,000, which was reclassified from Accumulated other comprehensive loss on the consolidated balance sheet into Other income on the consolidated statement of income.

NOTE 12—RELATED PARTY TRANSACTIONS

Compensation and Services Agreement

        Pursuant to the compensation and services agreement with Majestic Property Management Corp. ("Majestic"), the Company pays fees to Majestic and Majestic provides to the Company the services of all affiliated executive, administrative, legal, accounting, clerical and property management personnel, as well as property acquisition, sale and lease consulting and brokerage services, consulting services with respect to mortgage financings and construction supervisory services. Majestic is wholly-owned by the Company's vice-chairman and certain of the Company's executive officers are officers of, and are compensated by, Majestic. The fee the Company pays Majestic is negotiated each year by Majestic and the Compensation and Audit Committees of the Company's Board of Directors, and is approved by such committees and the independent directors.

        In consideration for the services described above, the Company paid Majestic $2,673,000 in 2017, $2,504,000 in 2016 and $2,339,000 in 2015. Included in these fees are $1,154,000 in 2017, $1,057,000 in 2016 and $892,500 in 2015, of property management costs. The property management fee portion of the compensation and services agreement is paid based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively. The Company does not pay Majestic property management fees with respect to properties managed by third parties. Majestic credits against the fees due to it under the compensation and services agreement any management or other fees received by it from any joint venture in which the Company is a joint venture partner. The compensation and services agreement also provides for an additional payment to Majestic of $216,000 in 2017, $196,000 in each of 2016 and 2015 for the Company's share of all direct office expenses, including rent, telephone, postage, computer

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

NOTE 12—RELATED PARTY TRANSACTIONS (Continued)

services, internet usage and supplies. The Company does not pay any fees or expenses to Majestic for such services except for the fees described in this paragraph. In 2018, the fees paid to Majestic will remain the same as the 2017 fees (exclusive of the property management costs, which are calculated as described above).

        Executive officers and others providing services to the Company under the compensation and services agreement were awarded shares of restricted stock and RSUs under the Company's stock incentive plans (described in Note 13). The related expense charged to the Company's operations was $1,539,000, $1,480,000 and $1,245,000 in 2017, 2016 and 2015, respectively.

        The fees paid under the compensation and services agreement (except for the property management fees which are included in Real estate expenses) and the costs of the stock incentive plans are included in General and administrative expense on the consolidated statements of income for 2017, 2016 and 2015.

Joint Venture Partners and Affiliates

        During 2017, 2016 and 2015, the Company paid an aggregate of $143,000, $185,000 and $198,000, respectively, to its joint venture partners or their affiliates (none of whom are officers, directors, or employees of the Company) of its consolidated joint ventures for property management and acquisition fees, which are included in Real estate expenses and Real estate acquisition costs on the consolidated statements of income.

        The Company's unconsolidated joint ventures paid management fees of $175,000, $176,000 and $409,000 to the other partner of the venture, which reduced Equity in earnings of unconsolidated joint ventures on the consolidated statements of income by $88,000, $88,000 and $205,000 during 2017, 2016 and 2015, respectively. In 2015, the Company received a $131,000 fee for obtaining the mortgage debt for the unconsolidated joint venture that acquired the Manahawkin, New Jersey property. Fifty percent of this income is included in Other income on the consolidated statement of income and the balance is recorded as a reduction to the investment.

        See Note 7 for information regarding the Company's purchase in October 2016, of MCB's 5% interest in a consolidated joint venture that owned a property in Deptford, New Jersey.

Other

        During 2017, 2016 and 2015, the Company paid fees of (i) $276,000, $262,500 and $262,500, respectively, to the Company's chairman and (ii) $110,000, $105,000 and $105,000, respectively, to the Company's vice-chairman. There is no increase in the amounts to be paid to the Company's chairman and vice-chairman in 2018. These fees are included in General and administrative expense on the consolidated statements of income.

        At December 31, 2017 and 2016, Gould Investors L.P. ("Gould Investors"), owned 1,785,976 shares of the outstanding common stock of the Company, or approximately 9.5% and 9.8%, respectively. During 2015, Gould Investors purchased 81,211 shares of the Company's stock through the Company's dividend reinvestment plan, and did not purchase any such shares during 2017 and 2016.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

NOTE 12—RELATED PARTY TRANSACTIONS (Continued)

        The Company obtains its property insurance in conjunction with Gould Investors and reimburses Gould Investors annually for the Company's insurance cost relating to its properties. Amounts reimbursed to Gould Investors were $790,000, $699,000 and $520,000 during 2017, 2016 and 2015, respectively. Included in Real estate expenses on the consolidated statements of income is insurance expense of $757,000, $645,000 and $339,000 during 2017, 2016 and 2015, respectively. The balance of the amounts reimbursed to Gould Investors represents prepaid insurance and is included in Other assets on the consolidated balance sheets.

NOTE 13—STOCKHOLDERS' EQUITY

Stock Based Compensation

        The Company's 2016 Incentive Plan ("Plan"), approved by the Company's stockholders in June 2016, permits the Company to grant, among other things, stock options, restricted stock, RSUs, performance share awards and dividend equivalent rights and any one or more of the foregoing to its employees, officers, directors and consultants. A maximum of 750,000 shares of the Company's common stock is authorized for issuance pursuant to this Plan. As of December 31, 2017, (i) restricted stock awards with respect to 140,100 shares had been issued, of which 100 shares were forfeited and 3,000 shares had vested, and (ii) as further described below, RSUs with respect to 76,250 shares had been issued and are outstanding. On January 18, 2018, 144,750 restricted shares were issued pursuant to this Plan, having an aggregate value of approximately $3,664,000 and are scheduled to vest in January 2023.

        Under the Company's 2012 equity incentive plan, as of December 31, 2017, 500,700 shares had been issued, of which 3,350 shares were forfeited and 21,450 shares had vested. No additional awards may be granted under this plan.

        For accounting purposes, the restricted stock is not included in the shares shown as outstanding on the balance sheet until they vest; however, dividends are paid on the unvested shares. The restricted stock grants are charged to General and administrative expense over the respective vesting periods based on the market value of the common stock on the grant date. Unless earlier forfeited because the participant's relationship with the Company terminated, unvested restricted stock awards vest on the fifth anniversary of the grant date, and under certain circumstances may vest earlier.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

NOTE 13—STOCKHOLDERS' EQUITY (Continued)

        During 2017, the Company granted RSUs exchangeable for up to 76,250 shares of common stock upon satisfaction, through June 30, 2020, of specified conditions. Specifically, up to 50% of these RSUs vest upon achievement of metrics related to average annual total stockholder return (the "TSR Awards"), which metrics meet the definition of a market condition, and up to 50% vest upon achievement of metrics related to average annual return on capital (the "ROC Awards"), which metrics meet the definition of a performance condition. The holders of the RSUs are not entitled to dividends or to vote the underlying shares until such RSUs vest and shares are issued. Accordingly, the shares underlying these RSUs are not included in the shares shown as outstanding on the balance sheet. For the TSR awards, a third party appraiser prepared a Monte Carlo simulation pricing model to determine the fair value, which is recognized ratably over the service period. The Monte Carlo valuation consisted of computing the grant date fair value of the awards using the Company's simulated stock price. The per unit or share fair value was estimated using the following assumptions: an expected life of three years, a dividend rate of 7.16%, a risk-free interest rate of 1.14% - 1.64% and an expected price volatility of 16.57% - 19.16%. The expected price volatility was calculated based on the historical volatility and implied volatility. For the ROC awards, the fair value is based on the market value on the date of grant and the performance assumptions are re-evaluated quarterly. Expense is not recognized on the RSUs which the Company does not expect to vest as a result of service conditions or the Company's performance expectations.

        The total amount recorded as deferred compensation is $1,004,000, based on performance and market assumptions and will be charged to General and administrative expense through June 30, 2020. None of these RSUs were forfeited or vested during the year ended December 31, 2017.

        In 2010, RSUs exchangeable for up to 200,000 shares of common stock were awarded pursuant to the Company's 2009 equity incentive plan. The holders of RSUs were not entitled to dividends or to vote the underlying shares until the RSUs vested and the underlying shares were issued. Accordingly, for financial statement purposes, the shares underlying these RSUs were not included in the shares shown as outstanding on the balance sheet as of December 31, 2016. During 2017, 113,584 shares of common stock underlying the RSUs were deemed to have vested and were issued. RSUs with respect to the balance of 86,416 shares were forfeited.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

NOTE 13—STOCKHOLDERS' EQUITY (Continued)

        The following is a summary of the activity of the equity incentive plans:

	Years Ended December 31,
	2017	2016	2015
Restricted stock:
Number of shares	140,100	139,225	129,975
Average per share grant price	$24.75	$21.74	$24.60
Deferred compensation to be recognized over vesting period	$3,467,000	$3,027,000	$3,197,000
Number of non-vested shares:
Non-vested beginning of year	591,750	538,755	480,995
Grants	140,100	139,225	129,975
Vested during year	(118,450)	(85,730)	(72,215)
Forfeitures	(500)	(500)	—

Non-vested end of year	612,900	591,750	538,755

RSU grants:
Number of underlying shares	76,250	—	—
Average per share grant price	$24.03	—	—
Deferred compensation to be recognized over vesting period	$1,004,000	—	—
Number of non-vested shares:
Non-vested beginning of year	200,000	200,000	200,000
Grants	76,250	—	—
Vested during year	(113,584)	—	—
Forfeitures	(86,416)	—	—

Non-vested end of year	76,250	200,000	200,000

Restricted stock and RSU grants:
Weighted average per share value of non-vested shares (based on grant price)	$22.89	$17.95	$17.12

Value of stock vested during the year (based on grant price)	$3,008,000	$1,451,500	$612,000

Weighted average per share value of shares forfeited during the year (based on grant price)	$8.37	$21.05	$—

Total charge to operations:
Outstanding restricted stock grants	$2,966,000	$2,692,000	$2,204,000
Outstanding RSUs	167,000	291,000	130,000

Total charge to operations	$3,133,000	$2,983,000	$2,334,000

        As of December 31, 2017, total compensation of $7,098,000 related to non-vested restricted stock awards and RSUs have not yet been recognized. These compensation costs will be charged to General and administrative expense over the remaining respective vesting periods. The weighted average vesting period is 2.2 years for the restricted stock and 2.5 years for the RSUs.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

NOTE 13—STOCKHOLDERS' EQUITY (Continued)

Common Stock Dividend Distributions

        In 2017, 2016 and 2015, the Board of Directors declared an aggregate $1.74, $1.66, and $1.58 per share in cash distributions, respectively.

        On March 12, 2018, the Board of Directors declared a quarterly cash dividend of $.45 per share on the Company's common stock, totaling $8,581,000. The quarterly dividend is payable on April 6, 2018 to stockholders of record on March 27, 2018.

Dividend Reinvestment Plan

        The Company's Dividend Reinvestment Plan (the "DRP") provides stockholders with the opportunity to reinvest all, or a portion of, their cash dividends paid on the Company's common stock in additional shares of its common stock, at a discount of up to 5% from the market price. The discount is determined in the Company's sole discretion. The Company is currently offering up to a 5% discount from market. The Company issued 198,000, 142,000, and 197,000 common shares under the DRP during 2017, 2016 and 2015, respectively.

Shares Issued Through Equity Offering Program

        During 2017, the Company sold 231,000 shares for proceeds of $5,758,000, net of commissions of $58,000, and incurred offering costs of $188,000 for professional fees. During 2016, the Company sold 1,079,862 shares for proceeds of $25,947,000, net of commissions of $262,000, and incurred offering costs of $160,000 for professional fees. There were no sales subsequent to December 31, 2017.

NOTE 14—COMMITMENTS AND CONTINGENCIES

        The Company maintains a non-contributory defined contribution pension plan covering eligible employees. Contributions by the Company are made through a money purchase plan, based upon a percent of the qualified employees' total salary (subject to the maximum amount allowed by law). Pension expense approximated $275,000, $273,000, and $266,000 for 2017, 2016 and 2015, respectively, and is included in General and administrative expense in the consolidated statements of income.

        The Company is contractually required (i) to expend approximately $7,800,000 through 2018 for building expansion and improvements at its property tenanted by L-3 Communications, located in Hauppauge, New York, of which $3,584,000 has been spent through December 31, 2017 and (ii) to reimburse Regal Cinemas, a tenant in Greensboro, North Carolina, $3,000,000 when the tenant completes specified improvements to the property. On January 26, 2018, the Company reimbursed this amount to the tenant.

        The Company pays, with respect to one of its real estate properties, annual fixed leasehold rent of $371,094 through July 2019 and $463,867 through March 3, 2020. The Company has the right to extend the lease for up to five 5-year renewal options and one seven month renewal option.

        As discussed in Note 7, the Company provided its land in Lakemoor and Wheaton, Illinois, and Beachwood, Ohio as collateral for the respective owner/operator's mortgage loans and accordingly, each land position is subordinated to the applicable mortgage.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

NOTE 14—COMMITMENTS AND CONTINGENCIES (Continued)

        In the ordinary course of business, the Company is party to various legal actions which management believes are routine in nature and incidental to the operation of the Company's business. Management believes that the outcome of the proceedings will not have a material adverse effect upon the Company's consolidated financial statements taken as a whole.

NOTE 15—INCOME TAXES

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

        Even though the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. As of December 31, 2017, tax returns for the calendar years 2014 through 2017 remain subject to examination by the Internal Revenue Service and various state and local tax jurisdictions.

        During 2017, 2016 and 2015, the Company recorded federal excise tax expense of $0, $6,000 and $174,000, respectively, which is based on taxable income generated but not yet distributed. During 2017, 2016 and 2015, the Company did not incur any federal income tax expense. The Company does not have any deferred tax assets or liabilities at December 31, 2017 and 2016.

        During 2017, 2016 and 2015, 17%, 27% and 67%, respectively, of the distributions were treated as capital gain distributions, with the balance treated as ordinary income.

        The Company treats depreciation expense, straight-line rent adjustments and certain other items differently for tax purposes than for financial reporting purposes. Therefore, its dividends paid deduction differs from its financial statement income.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

NOTE 15—INCOME TAXES (Continued)

        The following table reconciles cash dividends paid with the dividends paid deduction for the years indicated (amounts in thousands):

	2017 Estimate	2016 Actual	2015 Actual
Dividends paid	$32,393	$29,135	$26,179
Dividend reinvestment plan(a)	252	181	228

	32,645	29,316	26,407
Less: Spillover dividends designated to previous year	(11,916)	(15,209)	(18,177)
Plus: Dividends designated from following year	10,263	11,916	15,209

Dividends paid deduction	$30,992	$26,023	$23,439

(a)
Reflects the up to 5% discount on common stock purchased through the dividend reinvestment plan.

NOTE 16—SUBSEQUENT EVENTS

        Subsequent events have been evaluated and, except as previously disclosed, there were no other events relative to the consolidated financial statements that require additional disclosure.

NOTE 17—QUARTERLY FINANCIAL DATA (Unaudited):

              (In Thousands, Except Per Share Data)

	Quarter Ended
					Total For Year
2017	March 31	June 30	Sept. 30	Dec. 31
Total revenues	$18,472	$18,413	$19,137	$19,894	$75,916

Gain on sale of real estate, net	$—	$6,568	$3,269	$—	$9,837

Net income	$2,886	$9,993	$7,128	$4,242	$24,249

Net income attributable to One Liberty Properties, Inc.	$2,865	$9,972	$7,105	$4,205	$24,147

Weighted average number of common shares outstanding:
Basic	17,751	17,824	18,000	18,198	17,944

Diluted	17,865	17,938	18,079	18,269	18,047

Net income per common share attributable to common stockholders:
Basic	$.15	$.54	$.38	$.22	$1.29	(a)

Diluted	$.15	$.54	$.38	$.22	$1.28	(a)

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

NOTE 17—QUARTERLY FINANCIAL DATA (Unaudited): (Continued)

	Quarter Ended
					Total For Year
2016	March 31	June 30	Sept. 30	Dec. 31
Total revenues	$16,344	$17,233	$18,021	$18,990	$70,588

Gain on sale of real estate, net	$787	$8,918	$119	$263	$10,087

Net income	$3,285	$12,459	$4,323	$4,414	$24,481

Net income attributable to One Liberty Properties, Inc.	$3,287	$12,441	$4,299	$4,395	$24,422

Weighted average number of common shares outstanding:
Basic	16,388	16,579	16,845	17,255	16,768

Diluted	16,495	16,686	16,962	17,369	16,882

Net income per common share attributable to common stockholders:
Basic	$.19	$.72	$.24	$.24	$1.40	(a)

Diluted	$.18	$.72	$.24	$.24	$1.39	(a)

(a)
Calculated on weighted average shares outstanding for the year.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Schedule III—Consolidated Real Estate and Accumulated Depreciation

December 31, 2017

(Amounts in Thousands)

					Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2017
			Initial Cost to Company
				Building and Improvements			Building & Improvements		Accumulated Depreciation(1)	Date of Construction	Date Acquired
Type	Location	Encumbrances	Land		Improvements	Land		Total
Health & Fitness	Tucker, GA	$—	$807	$3,027	$3,126	$807	$6,153	$6,960	$2,290	1988	2002
Health & Fitness	Hamilton, OH	4,814	1,483	5,953	—	1,483	5,953	7,436	1,096	2008	2011
Health & Fitness	Secaucus, NJ	8,865	5,449	9,873	—	5,449	9,873	15,322	1,253	1986	2012
Industrial	Ronkonkoma, NY	—	1,042	4,171	2,517	1,042	6,688	7,730	2,181	1986	2000
Industrial	Hauppauge, NY	11,969	1,951	10,954	5,382	1,951	16,336	18,287	5,255	1982	2000
Industrial	Fort Mill, SC	8,290	1,840	12,687	23	1,840	12,710	14,550	1,568	1992	2013
Industrial	Columbus, OH	—	435	1,703	27	435	1,730	2,165	734	1979	1995
Industrial	West Palm Beach, FL	—	181	724	—	181	724	905	348	1973	1998
Industrial	New Hyde Park, NY	2,563	182	728	281	182	1,009	1,191	380	1960	1999
Industrial	Melville, NY	2,749	774	3,029	975	774	4,004	4,778	1,324	1982	2003
Industrial	Saco, ME	—	1,027	3,623	2,050	1,027	5,673	6,700	1,063	2001	2006
Industrial	Baltimore, MD(2)	20,527	6,474	25,282	—	6,474	25,282	31,756	6,979	1960	2006
Industrial	Durham, NC	2,788	1,043	2,404	—	1,043	2,404	3,447	466	1991	2011
Industrial	Pinellas Park, FL	2,384	1,231	1,669	—	1,231	1,669	2,900	271	1995	2012
Industrial	Miamisburg, OH	735	165	1,348	11	165	1,359	1,524	199	1987	2012
Industrial	Indianapolis, IN	5,933	1,224	6,935	—	1,224	6,935	8,159	996	1997	2013
Industrial	Fort Mill, SC	24,994	1,804	33,650	—	1,804	33,650	35,454	5,123	1997	2013
Industrial	New Hope, MN	4,227	881	6,064	81	881	6,145	7,026	481	1967	2014
Industrial	Louisville, KY	2,389	578	3,727	4	578	3,731	4,309	274	1974	2015
Industrial	Louisville, KY	—	51	230	—	51	230	281	16	1974	2015
Industrial	McCalla, AL	10,325	1,588	14,682	—	1,588	14,682	16,270	921	2003	2015
Industrial	St. Louis, MO	11,707	3,728	13,006	695	3,728	13,701	17,429	809	1969	2015
Industrial	Greenville, SC	5,086	693	6,893	11	693	6,904	7,597	322	1997	2016
Industrial	Greenville, SC	5,651	528	8,074	6	528	8,080	8,608	375	2000	2016
Industrial	El Paso, TX	14,487	3,691	17,904	324	3,691	18,228	21,919	737	1997	2016
Industrial	Lebanon, TN	21,288	2,094	30,039	14	2,094	30,053	32,147	1,004	1996	2016
Industrial	Huntersville, NC	5,116	1,046	6,674	—	1,046	6,674	7,720	111	2014	2017
Industrial	Pittston, PA	7,142	999	9,922	250	999	10,172	11,171	146	1990	2017
Industrial	Ankeny, IA	8,729	1,351	11,607	—	1,351	11,607	12,958	162	2016	2017
Industrial	Memphis, TN	—	135	7,952	—	135	7,952	8,087	43	1979	2017
Industrial	Joppa, MD	9,600	3,815	8,142	1,473	3,815	9,615	13,430	836	1994	2014
Office	Brooklyn, NY	3,532	1,381	5,447	2,870	1,381	8,317	9,698	3,641	1973	1998
Other	Round Rock, TX	13,892	1,678	16,670	—	1,678	16,670	18,348	1,840	2012	2013
Other	Lakemoor, IL	—	9,592	—	—	9,592	—	9,592	—	N/A	2015
Other	Wheaton, IL	—	10,536	—	—	10,536	—	10,536	—	N/A	2016
Other	Beachwood, OH	—	13,901	—	—	13,901	—	13,901	—	N/A	2016
Restaurant	Hauppauge, NY	1,736	725	2,963	—	725	2,963	3,688	898	1992	2005
Restaurant	Palmyra, PA	735	650	650	—	650	650	1,300	121	1981	2010

					Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2017
			Initial Cost to Company
				Building and Improvements			Building & Improvements		Accumulated Depreciation(1)	Date of Construction	Date Acquired
Type	Location	Encumbrances	Land		Improvements	Land		Total
Restaurant	Reading, PA	726	655	625	—	655	625	1,280	116	1981	2010
Restaurant	Reading, PA	714	618	643	—	618	643	1,261	121	1983	2010
Restaurant	Hanover, PA	803	736	686	—	736	686	1,422	126	1992	2010
Restaurant	Gettysburg, PA	823	754	704	—	754	704	1,458	130	1991	2010
Restaurant	Trexlertown, PA	700	800	439	—	800	439	1,239	81	1994	2010
Restaurant	Carrollton, GA	1,569	796	1,458	—	796	1,458	2,254	250	1996	2012
Restaurant	Cartersville, GA	1,484	786	1,346	—	786	1,346	2,132	245	1995	2012
Restaurant	Kennesaw, GA	1,216	702	916	—	702	916	1,618	161	1989	2012
Restaurant	Lawrenceville, GA	1,167	866	899	—	866	899	1,765	204	1988	2012
Restaurant	Concord, NC	1,529	999	1,076	—	999	1,076	2,075	143	2000	2013
Restaurant	Myrtle Beach, SC	1,529	1,102	1,161	—	1,102	1,161	2,263	161	1978	2013
Restaurant	Greensboro, NC	3,253	1,770	1,237	—	1,770	1,237	3,007	156	1983	2013
Restaurant	Richmond, VA	—	1,680	1,341	—	1,680	1,341	3,021	162	1983	2013
Restaurant	Indianapolis, IN	928	853	1,465	—	853	1,465	2,318	169	1982	2014
Retail	Seattle, WA	—	201	189	—	201	189	390	143	1986	1987
Retail	Rosenberg, TX	—	216	863	66	216	929	1,145	500	1994	1995
Retail	Ft. Myers, FL	—	1,013	4,054	—	1,013	4,054	5,067	2,141	1995	1996
Retail	Houston, TX	—	396	1,583	30	396	1,613	2,009	800	1997	1998
Retail	Selden, NY	2,889	572	2,287	150	572	2,437	3,009	1,132	1997	1999
Retail	Champaign, IL	1,580	791	3,165	308	791	3,473	4,264	1,553	1985	1999
Retail	El Paso, TX	11,086	2,821	11,123	2,544	2,821	13,667	16,488	5,567	1974	2000
Retail	Somerville, MA	1,774	510	1,993	24	510	2,017	2,527	749	1993	2003
Retail	Newark, DE	1,716	935	3,643	43	935	3,686	4,621	1,318	1996	2003
Retail	Knoxville, TN	9,112	2,290	8,855	—	2,290	8,855	11,145	3,053	2003	2004
Retail	Onalaska, WI	3,539	753	3,099	—	753	3,099	3,852	1,017	1994	2004
Retail	Hyannis, MA	131	802	2,324	—	802	2,324	3,126	579	1998	2008
Retail	Marston Mills, MA	—	461	2,313	—	461	2,313	2,774	571	1998	2008
Retail	Everett, MA	1,178	1,935	—	—	1,935	—	1,935	—	N/A	2008
Retail	Kennesaw, GA	5,373	1,501	4,349	1,138	1,501	5,487	6,988	1,148	1995	2008
Retail	Royersford, PA	19,750	19,538	3,150	424	19,538	3,574	23,112	707	2001	2010
Retail	Monroeville, PA	—	450	863	—	450	863	1,313	164	1994	2010
Retail	Houston, TX	—	1,962	1,540	—	1,962	1,540	3,502	315	2006	2010
Retail	Houston, TX	—	2,002	1,800	—	2,002	1,800	3,802	362	2009	2010
Retail	Bolingbrook, IL	—	834	1,887	101	834	1,988	2,822	368	2001	2011
Retail	Crystal Lake, IL	1,696	615	1,899	—	615	1,899	2,514	396	1997	2011
Retail	Lawrence, KS	—	134	938	22	134	960	1,094	138	1915	2012
Retail	Greensboro, NC	1,365	1,046	1,552	29	1,046	1,581	2,627	182	2002	2014
Retail	Highlands Ranch, CO	—	2,361	2,924	—	2,361	2,924	5,285	307	1995	2014
Retail	Woodbury, MN	2,957	1,190	4,003	—	1,190	4,003	5,193	413	2006	2014
Retail	Lincoln, NE	—	3,768	11,832	30	3,768	11,862	15,630	888	2001	2015
Retail	Cuyahoga Falls, OH	1,114	71	1,371	—	71	1,371	1,442	55	2004	2016
Retail	Hilliard, OH	987	300	1,077	—	300	1,077	1,377	45	2007	2016
Retail	Port Clinton, OH	955	52	1,187	—	52	1,187	1,239	49	2005	2016
Retail	South Euclid, OH	1,083	230	1,566	—	230	1,566	1,796	63	1975	2016
Retail	St Louis Park, MN	—	3,388	13,088	141	3,388	13,229	16,617	483	1962	2016

					Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2017
			Initial Cost to Company
				Building and Improvements			Building & Improvements		Accumulated Depreciation(1)	Date of Construction	Date Acquired
Type	Location	Encumbrances	Land		Improvements	Land		Total
Retail	Deptford, NJ	2,718	572	1,779	705	572	2,484	3,056	556	1981	2012
Retail	Cape Girardeau, MO	1,199	545	1,547	—	545	1,547	2,092	229	1994	2012
Retail	Clemmons, NC	2,119	2,564	3,293	—	2,564	3,293	5,857	561	1993	2013
Retail	Houston, TX	4,423	3,121	3,767	179	3,121	3,946	7,067	700	2001	2012
Retail	Littleton, CO	11,077	6,005	11,272	206	6,005	11,478	17,483	975	1985	2015
Retail—Supermarket	Philadelphia, PA	4,276	1,793	5,640	80	1,793	5,720	7,513	511	1992	2014
Retail—Supermarket	West Hartford, CT	17,211	9,296	4,813	261	9,296	5,074	14,370	1,055	2005	2010
Retail—Supermarket	West Hartford, CT	—	2,881	94	326	2,881	420	3,301	148	N/A	2010
Retail—Furniture	Columbus, OH	—	1,445	5,431	413	1,445	5,844	7,289	2,914	1996	1997
Retail—Furniture	Duluth, GA(3)	1,558	778	3,436	—	778	3,436	4,214	1,006	1987	2006
Retail—Furniture	Fayetteville, GA(3)	1,956	976	4,308	—	976	4,308	5,284	1,262	1987	2006
Retail—Furniture	Wichita, KS(3)	2,382	1,189	5,248	—	1,189	5,248	6,437	1,537	1996	2006
Retail—Furniture	Lexington, KY(3)	1,602	800	3,532	—	800	3,532	4,332	1,034	1999	2006
Retail—Furniture	Bluffton, SC(3)	1,180	589	2,600	—	589	2,600	3,189	761	1994	2006
Retail—Furniture	Amarillo, TX(3)	1,723	860	3,810	—	860	3,810	4,670	1,112	1996	2006
Retail—Furniture	Austin, TX(3)	3,179	1,587	7,010	—	1,587	7,010	8,597	2,052	2001	2006
Retail—Furniture	Tyler, TX(3)	2,066	1,031	4,554	—	1,031	4,554	5,585	1,333	2001	2006
Retail—Furniture	Newport News, VA(3)	1,505	751	3,316	—	751	3,316	4,067	971	1995	2006
Retail—Furniture	Richmond, VA(3)	1,736	867	3,829	—	867	3,829	4,696	1,121	1979	2006
Retail—Furniture	Virginia Beach, VA(3)	1,711	854	3,770	—	854	3,770	4,624	1,104	1995	2006
Retail—Furniture	Gurnee, IL	—	834	3,635	—	834	3,635	4,469	1,026	1994	2006
Retail—Furniture	Naples, FL	2,069	3,070	2,846	189	3,070	3,035	6,105	700	1992	2008
Retail—Office Supply	Batavia, NY(4)	—	515	2,061	—	515	2,061	2,576	972	1998	1999
Retail—Office Supply	Lake Charles, LA(4)	5,146	1,167	4,669	599	1,167	5,268	6,435	2,014	1998	2002
Retail—Office Supply	Athens, GA(4)	2,772	1,130	4,340	—	1,130	4,340	5,470	1,478	2003	2004
Retail—Office Supply	Chicago, IL(4)	3,735	3,877	2,256	—	3,877	2,256	6,133	524	1994	2008
Retail—Office Supply	Cary, NC(4)	3,151	1,129	3,736	—	1,129	3,736	4,865	868	1995	2008
Retail—Office Supply	Eugene, OR(4)	2,805	1,952	2,096	—	1,952	2,096	4,048	487	1994	2008
Retail—Office Supply	El Paso, TX(4)	2,451	1,035	2,700	—	1,035	2,700	3,735	627	1993	2008
Theater	Greensboro, NC	—	—	8,328	—	—	8,328	8,328	7,170	1999	2004
Theater	Indianapolis, IN	4,217	3,099	5,225	19	3,099	5,244	8,343	451	1997	2014

		$396,946	$209,320	$537,860	$28,147	$209,320	$566,007	$775,327	$108,953

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

Note 3—These 11 properties are retail furniture stores covered by one master lease and one loan that is secured by cross - collateralized mortgages. They are located in six states (Georgia, Kansas, Kentucky, South Carolina, Texas and Virginia).

Note 4—These seven properties are retail office supply stores net leased to the same tenant, pursuant to separate leases. Five of these leases contain cross default provisions. They are located in seven states (Illinois, Louisiana, North Carolina, Texas, Georgia, Oregon, and New York).

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES
Notes to Schedule III
Consolidated Real Estate and Accumulated Depreciation

(a)
Reconciliation of "Real Estate and Accumulated Depreciation"

      (Amounts in Thousands)

	Year Ended December 31,
	2017	2016	2015
Investment in real estate (b):
Balance, beginning of year	$748,065	$662,182	$592,668
Addition: Land, buildings and improvements	47,207	121,564	83,643
Deduction: Properties sold/conveyed	(19,792)	(35,681)	(14,129)
Deduction: Impairment loss	(153)	—	—

Balance, end of year	$775,327	$748,065	$662,182

	(c)
Accumulated depreciation (b):
Balance, beginning of year	$96,852	$87,801	$77,643
Addition: Depreciation	15,689	14,247	12,680
Deduction: Accumulated depreciation related to properties sold/conveyed	(3,588)	(5,196)	(2,522)

Balance, end of year	$108,953	$96,852	$87,801

(b)
Includes properties held-for-sale in 2015.

(c)
The aggregate cost of the properties is approximately $13,260 higher for federal income tax purposes at December 31, 2017.