Form 10-Q
period 2018-03-31
ONE LIBERTY PROPERTIES INC
filed 2018-05-07
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

As of May 1, 2018, the registrant had 19,133,185 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Real estate investments, at cost
Land	$207,979	$209,320
Buildings and improvements	578,250	566,007
Total real estate investments, at cost	786,229	775,327
Less accumulated depreciation	112,312	108,953
Real estate investments, net	673,917	666,374

Investment in unconsolidated joint ventures	10,921	10,723
Cash and cash equivalents	13,445	13,766
Restricted cash	429	443
Unbilled rent receivable	14,367	14,125
Unamortized intangible lease assets, net	29,147	30,525
Escrow, deposits and other assets and receivables	8,132	6,630
Total assets(1)	$750,358	$742,586

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of $3,803 and $3,789 of deferred financing costs, respectively	$389,282	$393,157
Line of credit, net of $546 and $624 of deferred financing costs, respectively	20,354	8,776
Dividends payable	8,581	8,493
Accrued expenses and other liabilities	14,835	16,107
Unamortized intangible lease liabilities, net	17,057	17,551
Total liabilities (1)	450,109	444,084

Commitments and contingencies

Equity:
One Liberty Properties, Inc. stockholders’ equity: Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized; 18,417 and 18,261 shares issued and outstanding	18,417	18,261
Paid-in capital	276,938	275,087
Accumulated other comprehensive income	2,899	155
Accumulated undistributed net income	527	3,257
Total One Liberty Properties, Inc. stockholders’ equity	298,781	296,760
Non-controlling interests in consolidated joint ventures (1)	1,468	1,742
Total equity	300,249	298,502
Total liabilities and equity	$750,358	$742,586

(1)         The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”).  See Note 6.  The consolidated balance sheets include the following amounts related to the Company’s consolidated VIEs: $14,722 and $17,844 of land, $28,369 and $31,789 of building and improvements, net of $3,363 and $3,811 of accumulated depreciation, $4,003 and $4,345 of other assets included in other line items, $27,640 and $32,252 of real estate debt, net, $2,745 and $2,885 of other liabilities included in other line items and $1,468 and $1,742 of non-controlling interests as of March 31, 2018 and December 31, 2017, respectively.

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental income, net	$17,590	$16,833
Tenant reimbursements	1,944	1,639
Total revenues	19,534	18,472

Operating expenses:
Depreciation and amortization	5,182	5,553
General and administrative (see Note 10 for related party information)	2,959	2,815
Real estate expenses (see Note 10 for related party information)	2,667	2,704
Federal excise and state taxes	73	88
Leasehold rent	77	77
Total operating expenses	10,958	11,237

Operating income	8,576	7,235

Other income and expenses:
Equity in earnings of unconsolidated joint ventures	195	245
Other income	4	22
Interest:
Expense	(4,302)	(4,389)
Amortization and write-off of deferred financing costs	(228)	(227)
Income before gain on sale of real estate, net	4,245	2,886
Gain on sale of real estate, net	2,408	—

Net income	6,653	2,886

Net income attributable to non-controlling interests	(802)	(21)
Net income attributable to One Liberty Properties, Inc.	$5,851	$2,865

Weighted average number of common shares outstanding:
Basic	18,396	17,751
Diluted	18,434	17,865

Per common share attributable to common stockholders:
Basic	$.30	$.15
Diluted	$.30	$.15

Cash distributions declared per share of common stock	$.45	$.43

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$6,653	$2,886

Other comprehensive gain
Net unrealized gain on derivative instruments	2,696	578
One Liberty Properties Inc.’s share of joint venture net unrealized gain on derivative instruments	54	28
Other comprehensive gain	2,750	606

Comprehensive income	9,403	3,492
Net income attributable to non-controlling interests	(802)	(21)
Adjustment for derivative instruments attributable to non-controlling interests	(6)	(3)

Comprehensive income attributable to One Liberty Properties, Inc.	$8,595	$3,468

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Undistributed Net Income	Non- Controlling Interests in Consolidated Joint Ventures	Total

Balances, December 31, 2016	$17,600	$262,511	$(1,479)	$11,501	$1,794	$291,927
Distributions - common stock
Cash - $.43 per share	—	—	—	(7,912)	—	(7,912)
Shares issued through equity offering program — net	28	607	—	—	—	635
Restricted stock vesting	105	(105)	—	—	—	—
Shares issued through dividend reinvestment plan	40	932	—	—	—	972
Distributions to non-controlling interests	—	—	—	—	(31)	(31)
Compensation expense - restricted stock	—	742	—	—	—	742
Net income	—	—	—	2,865	21	2,886
Other comprehensive income	—	—	603	—	3	606
Balances, March 31, 2017	$17,773	$264,687	$(876)	$6,454	$1,787	$289,825

Balances, December 31, 2017	$18,261	$275,087	$155	$3,257	$1,742	$298,502
Distributions - common stock
Cash - $.45 per share	—	—	—	(8,581)	—	(8,581)
Restricted stock vesting	106	(106)	—	—	—	—
Shares issued through dividend reinvestment plan	50	1,131	—	—	—	1,181
Distributions to non-controlling interests	—	—	—	—	(1,082)	(1,082)
Compensation expense - restricted stock	—	826	—	—	—	826
Net income	—	—	—	5,851	802	6,653
Other comprehensive income	—	—	2,744	—	6	2,750
Balances, March 31, 2018	$18,417	$276,938	$2,899	$527	$1,468	$300,249

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$6,653	$2,886
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	(2,408)	—
Increase in unbilled rent receivable	(287)	(203)
Write-off of unbilled rent receivable	—	263
Bad debt expense	—	296
Amortization of intangibles relating to leases, net	(240)	(246)
Amortization of restricted stock expense	826	742
Equity in earnings of unconsolidated joint ventures	(195)	(245)
Distributions of earnings from unconsolidated joint ventures	51	222
Depreciation and amortization	5,182	5,553
Amortization and write-off of deferred financing costs	228	227
Payment of leasing commissions	(8)	—
Decrease (increase) in escrow, deposits, other assets and receivables	160	(143)
(Decrease) increase in accrued expenses and other liabilities	(20)	500
Net cash provided by operating activities	9,942	9,852

Cash flows from investing activities:
Purchase of real estate	(12,900)	—
Improvements to real estate	(5,231)	(412)
Net proceeds from sale of real estate	8,958	—
Distributions of capital from unconsolidated joint ventures	—	111
Net cash used in investing activities	(9,173)	(301)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(2,662)	(2,551)
Repayment of mortgages payable	(9,099)	—
Proceeds from mortgage financings	7,900	—
Proceeds from sale of common stock, net	—	635
Proceeds from bank line of credit	20,000	—
Repayment on bank line of credit	(8,500)	(5,000)
Issuance of shares through dividend reinvestment plan	1,181	972
Payment of financing costs	(164)	160
Distributions to non-controlling interests	(1,082)	(31)
Cash distributions to common stockholders	(8,493)	(7,806)
Net cash used in financing activities	(919)	(13,621)

Net decrease in cash, cash equivalents and restricted cash	(150)	(4,070)
Cash, cash equivalents and restricted cash at beginning of year	14,668	18,450
Cash, cash equivalents and restricted cash at end of period	$14,518	$14,380

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$4,297	$4,323

See accompanying notes to consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2018

Note 1 — Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland.  OLP is a self-administered and self-managed real estate investment trust (“REIT”).  OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of industrial, retail (including furniture stores and supermarkets), restaurant, health and fitness, and theater properties, many of which are subject to long-term net leases.  As of March 31, 2018, OLP owns 119 properties, including five properties owned by consolidated joint ventures and five properties owned by unconsolidated joint ventures. The 119 properties are located in 30 states.

Note 2 — Summary Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The results of operations for the three months ended March 31, 2018 and 2017 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in OLP’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

March 31, 2018 (Continued)

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

The Company periodically reviews its investments in unconsolidated joint ventures for other-than-temporary losses in investment value. Any decline that is not expected to be recovered based on the underlying assets of the investment is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. During the three months ended March 31, 2018 and 2017, there were no impairment charges related to the Company’s investments in unconsolidated joint ventures.

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

March 31, 2018 (Continued)

Note 2 — Summary Accounting Policies (Continued)

Reclassifications

Certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current period’s presentation, primarily to change the presentation of restricted cash on the consolidated statement of cash flows for the three months ended March 31, 2017. The change was made because, as of January 1, 2018, the Company adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The adoption of this ASU has no impact on the Company’s previously reported consolidated balance sheets, consolidated statements of income, net income or accumulated undistributed net income for the periods presented.

As a result of the adoption of this guidance, the following table depicts the adjustments to the Company’s previously reported consolidated statement of cash flows (amounts in thousands):

	Three Months Ended March 31, 2017
	As Reported	As Adjusted
Increase in escrow, deposits, and other assets and receivables	$(323)	$(143)
Increase in accrued expenses and other liabilities	571	500
Net decrease in cash, cash equivalents and restricted cash	(4,179)	(4,070)
Cash, cash equivalents and restricted cash at beginning of year	17,420	18,450
Cash, cash equivalents and restricted cash at end of period	13,241	14,380

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (amounts in thousands):

	March 31,
	2018	2017
Cash and cash equivalents	$13,445	$13,241
Restricted cash	429	572
Restricted cash included in escrow, deposits and other assets and receivables	644	567
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$14,518	$14,380

Amounts included in restricted cash represent the cash reserve balance received from an owner/operator at one of the Company’s ground leases to cover certain unit renovation work (see Note 6). Restricted cash included in escrow, deposits and other assets and receivables represent amounts related to real estate tax and other reserve escrows required to be held by lenders in accordance with the Company’s mortgage agreements.  The restriction on these escrow reserves will lapse when the related mortgage is repaid.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2018 (Continued)

Note 3 — Earnings Per Common Share

Basic earnings per share was determined by dividing net income allocable to common stockholders for each period by the weighted average number of shares of common stock outstanding during the applicable period. Net income is also allocated to the unvested restricted stock outstanding during each period, as the unvested restricted stock is entitled to receive dividends and is therefore considered a participating security. As of March 31, 2018, the shares of common stock underlying the restricted stock units awarded under the 2016 Incentive Plan are excluded from the basic earnings per share calculation, as these units are not participating securities. The restricted stock units issued pursuant to the 2009 and 2016 Incentive Plans are referred to as “RSUs”.

Diluted earnings per share reflects the potential dilution that could occur if securities or other rights exercisable for, or convertible into, common stock were exercised or converted or otherwise resulted in the issuance of common stock that shared in the earnings of the Company.

The following table identifies the impact to the diluted weighted average number of shares of common stock related to the RSUs under the plans identified in the table below:

	Number of underlying shares		Three Months Ended March 31,
			2018		2017
2009 Incentive Plan	200,000		—	(a)	114,000
2016 Incentive Plan	76,250	(b)	37,612	(c)	—

(a)         RSUs with respect to 113,584 shares vested in June 2017 and such shares were issued in August 2017.

(b)         Awarded on September 26, 2017.

(c)          Includes 37,612 shares that would be issued pursuant to a return on capital performance metric assuming the end of the quarterly period was the June 30, 2020 vesting date. Not included are the remaining 513 shares that would be issued pursuant to the capital performance metric and the 38,125 shares that would be issued pursuant to a stockholder return metric as the required service or performance metrics were not met. See Note 12 for information regarding the Company’s equity incentive plans.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2018 (Continued)

Note 3 — Earnings Per Common Share (Continued)

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator for basic and diluted earnings per share:
Net income	$6,653	$2,886
Less net income attributable to non-controlling interests	(802)	(21)
Less earnings allocated to unvested restricted stock (a)	(293)	(269)
Net income available for common stockholders: basic and diluted	$5,558	$2,596

Denominator for basic earnings per share:
Weighted average number of common shares	18,396	17,751
Effect of dilutive securities:
RSUs	38	114
Denominator for diluted earnings per share:
Weighted average number of shares	18,434	17,865

Earnings per common share, basic	$.30	$.15
Earnings per common share, diluted	$.30	$.15

Net income attributable to One Liberty Properties, Inc. common stockholders, net of non-controlling interests	$5,851	$2,865

a)             Represents an allocation of distributed earnings to unvested restricted stock which, as participating securities, are entitled to receive dividends.

Note 4 — Real Estate Acquisition

On March 28, 2018, the Company acquired, in a sale-leaseback transaction, an industrial facility located in Pennsburg, Pennsylvania for $12,675,000, leased through 2028, to two tenants affiliated with the seller. The Company determined the gross assets acquired are concentrated in a single identifiable asset. Therefore, the transaction does not meet the definition of a business and is accounted for as an asset acquisition. As such, direct transaction costs of $225,000 associated with this asset acquisition has been capitalized to real estate assets and depreciated over the respective useful lives.

The following chart details the allocation of the purchase price for the Company’s acquisition of real estate during the three months ended March 31, 2018 (amounts in thousands):

			Building Improvements
Description of Property	Land	Building		Total
Campania International/U.S. Tape industrial facility,
Pennsburg, Pennsylvania	$1,776	$10,397	$727	$12,900

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2018 (Continued)

Note 5 — Sale of Property

On January 30, 2018, the Company sold a property located in Fort Bend, Texas and owned by a consolidated joint venture in which the Company held an 85% interest, for $8,958,000, net of closing costs, and paid off the $4,410,000 mortgage. This property accounted for 0.3% and 1.1% of the Company’s rental income, net, during the three months ended March 31, 2018 and 2017, respectively.  The sale resulted in a gain of $2,408,000 which was recorded as Gain on sale of real estate, net, in the consolidated statement of income for the three months ended March 31, 2018. The non-controlling interest’s share of the gain was $776,000.

On January 1, 2018, the Company adopted ASU No. 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, using the modified retrospective transition method. As leasing is the Company’s primary activity, the Company determined that its sales of real estate, which are nonfinancial assets, are sold to noncustomers and fall within the scope of ASC 610-20.  The Company determined it would recognize the full gain on the sale of the Fort Bend, Texas property as the Company has no (i) controlling financial interest in the property and (ii) continuing interest or obligation with respect to the property sold.  The Company re-assessed and determined there were no open contracts or partial sales and as such, the adoption of this ASU did not (i) result in a cumulative adjustment as of January 1, 2018, and (ii) have any impact on the Company’s consolidated financial statements.

Note 6 — Variable Interest Entities, Contingent Liabilities and Consolidated Joint Ventures

Variable Interest Entities — Ground Leases

The Company determined that with respect to the properties identified in the table below, it has a variable interest through its ground leases and the three owner/operators (which are affiliated with one another) are VIEs because their equity investment at risk is insufficient to finance its activities without additional subordinated financial support. The Company further determined that it is not the primary beneficiary of any of these VIEs because the Company has shared power over certain activities that most significantly impact the owner/operator’s economic performance (i.e., shared rights on the sale of the property) and therefore, does not consolidate these VIEs for financial statement purposes. Accordingly, the Company accounts for these investments as land and the revenues from the ground leases as Rental income, net. Such rental income amounted to $1,006,000 and $888,000 for the three months ended March 31, 2018 and 2017, respectively.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2018 (Continued)

Note 6 — Variable Interest Entities, Contingent Liabilities and Consolidated Joint Ventures (Continued)

The following chart details the VIEs through the Company’s ground leases and the aggregate carrying amount and maximum exposure to loss as of March 31, 2018 (dollars in thousands):

Description of Property(a)	Date Acquired	Land Contract Purchase Price	# Units in Apartment Complex	Owner/ Operator Mortgage from Third Party(b)		Type of Exposure	Carrying Amount and Maximum Exposure to Loss
The Meadows Apartments,
Lakemoor, Illinois	March 24, 2015	$9,300	496	$51,355	(c)	Land	$9,592
The Briarbrook Village Apartments,
Wheaton, Illinois	August 2, 2016	10,530	342	39,411		Land	10,536
The Vue Apartments,
Beachwood, Ohio	August 16, 2016	13,896	348	67,444		Land	13,901
Totals		$33,726	1,186	$158,210			$34,029

(a)         Simultaneously with each purchase, the Company entered into a triple net ground lease with affiliates of Strategic Properties of North America, the owner/operators of these properties.

(b)         Simultaneously with the closing of each acquisition, the owner/operator obtained a mortgage from a third party which, together with the Company’s purchase of the land, provided substantially all of the funds to acquire the complex. The Company provided its land as collateral for the respective owner/operator’s mortgage loans; accordingly, each land position is subordinated to the applicable mortgage. No other financial support has been provided by the Company to the owner/operator.

(c)          In November 2017, the owner/operator closed on a $7,556 supplemental mortgage (the original mortgage was for $43,824). In connection therewith, the Company agreed to subordinate its fee interest to this second mortgage in exchange for a payment by the owner/operator to the Company of $5,906 as a fixed rent payment which was recorded as deferred income and will be included in rental income over the term of the lease. The fixed rent payment balance was $5,816 and $5,870 at March 31, 2018 and December 31, 2017, respectively, and is included in Accrued expenses and other liabilities on the consolidated balance sheets.

Pursuant to the terms of the ground lease for the Wheaton, Illinois property, the owner/operator is obligated to make certain unit renovations as and when units become vacant. Cash reserves to cover such renovation work, received by the Company in conjunction with the purchase of the property, are disbursed when the unit renovations are completed. The related cash reserve balance for this property was $429,000 and $443,000 at March 31, 2018 and December 31, 2017, respectively, and is included in Restricted cash on the consolidated balance sheets.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2018 (Continued)

Note 6 — Variable Interest Entities, Contingent Liabilities and Consolidated Joint Ventures (Continued)

Variable Interest Entity — Consolidated Joint Ventures

With respect to the five consolidated joint ventures in which the Company holds between a 90% to 95% interest, the Company has determined such ventures are VIEs because the non-controlling interests do not hold substantive kick-out or participating rights.

In each of these consolidated joint ventures, the Company has determined it is the primary beneficiary of the VIE as it has the power to direct the activities that most significantly impact each joint venture’s performance including management, approval of expenditures, and the obligation to absorb the losses or rights to receive benefits.  Accordingly, the Company consolidates the operations of these joint ventures for financial statement purposes.  The joint ventures’ creditors do not have recourse to the assets of the Company other than those held by these joint ventures.

The following is a summary of the consolidated VIEs’ carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	March 31, 2018	December 31, 2017 (a)
Land	$14,722	$17,844
Buildings and improvements, net of accumulated depreciation of $3,363 and $3,811, respectively	28,369	31,789
Cash	875	1,145
Unbilled rent receivable	1,091	1,011
Unamortized intangible lease assets, net	1,027	1,241
Escrow, deposits and other assets and receivables	1,010	948
Mortgages payable, net of unamortized deferred financing costs of $420 and $442, respectively	27,640	32,252
Accrued expenses and other liabilities	838	870
Unamortized intangible lease liabilities, net	1,907	2,015
Accumulated other comprehensive income (loss)	68	(1)
Non-controlling interests in consolidated joint ventures	1,468	1,742

(a)         Includes a consolidated joint venture, in which the Company held an 85% interest, located in Fort Bend, Texas which was sold in January 2018 (see Note 5).

At March 31, 2018 and December 31, 2017, MCB Real Estate, LLC and its affiliates (‘‘MCB’’) are the Company’s joint venture partner in four consolidated joint ventures in which the Company has aggregate equity investments of approximately $9,604,000 and $9,705,000, respectively.

Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and may not be pro rata to the equity interest each partner has in the applicable venture.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2018 (Continued)

Note 7 — Investment in Unconsolidated Joint Ventures

At March 31, 2018 and December 31, 2017, the Company’s five unconsolidated joint ventures each owned and operated one property.  The Company’s equity investment in such unconsolidated joint ventures at such dates totaled $10,921,000 and $10,723,000, respectively.  The Company recorded equity in earnings of $195,000 and $245,000 for the three months ended March 31, 2018 and 2017, respectively.

At March 31, 2018, MCB is the Company’s joint venture partner in one of these unconsolidated joint ventures in which the Company has an equity investment of $8,324,000.

On April 5, 2018, an unconsolidated joint venture sold its building and a portion of its land, located in Savannah, Georgia for $2,600,000, net of closing costs. The Company anticipates its 50% share of the gain from this sale will be approximately $70,000, which will be recognized in the three months ending June 30, 2018. The unconsolidated joint venture retained approximately 5 acres of land at this property.

Note 8 — Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of a tenant to make required rent and other payments.  If the financial condition of a specific tenant were to deteriorate, adversely impacting its ability to make payments, allowances may be required.  At March 31, 2018 and December 31, 2017, there was no balance in allowance for doubtful accounts.

The Company records bad debt expense as a reduction of rental income and/or tenant reimbursements.

During the three months ended March 31, 2017, the Company recorded bad debt expense of $296,000 related to tenant reimbursements due from a former tenant that filed for Chapter 11 bankruptcy protection.  In connection with this tenant, the Company wrote-off (i) $263,000 of unbilled straight-line rent receivable as a reduction to rental income and (ii) $646,000 of tenant origination costs as an increase to depreciation expense.  There was no bad debt expense in the three months ended March 31, 2018.

Note 9 — Debt Obligations

Mortgages Payable

The following table details the Mortgages payable, net, balances per the consolidated balance sheets (amounts in thousands):

	March 31, 2018	December 31, 2017
Mortgages payable, gross	$393,085	$396,946
Unamortized deferred financing costs	(3,803)	(3,789)
Mortgages payable, net	$389,282	$393,157

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2018 (Continued)

Note 9 — Debt Obligations (Continued)

Line of Credit

The Company has a credit facility with Manufacturers & Traders Trust Company, People’s United Bank, VNB New York, LLC, and Bank Leumi USA, pursuant to which the Company may borrow up to $100,000,000, subject to borrowing base requirements.  The facility, which matures December 31, 2019, provides that the Company pay an interest rate equal to the one month LIBOR rate plus an applicable margin ranging from 175 basis points to 300 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility.  At March 31, 2018 and 2017, the applicable margin was 175 basis points.  An unused facility fee of .25% per annum applies to the facility.  The average interest rate on the facility was approximately 3.35% and 2.52% for the three months ended March 31, 2018 and 2017, respectively.  The Company was in compliance with all covenants at March 31, 2018.

The following table details the Line of credit, net, balances per the consolidated balance sheets (amounts in thousands):

	March 31, 2018	December 31, 2017
Line of credit, gross	$20,900	$9,400
Unamortized deferred financing costs	(546)	(624)
Line of credit, net	$20,354	$8,776

At May 2, 2018, there was an outstanding balance of $15,300,000 (before unamortized deferred financing costs) under the facility.

Note 10 — Related Party Transactions

Compensation and Services Agreement

Pursuant to the compensation and services agreement with Majestic Property Management Corp. (“Majestic”), the Company pays fees to Majestic and Majestic provides to the Company the services of all affiliated executive, administrative, legal, accounting, clerical and property management personnel, as well as property acquisition, sale and lease consulting and brokerage services, consulting services with respect to mortgage financings and construction supervisory services. Majestic is wholly-owned by the Company’s vice-chairman and certain of the Company’s executive officers are officers of, and are compensated by, Majestic. The fee the Company pays Majestic is negotiated each year by Majestic and the Compensation and/or Audit Committees of the Company’s Board of Directors, and is approved by such committees and the independent directors.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2018 (Continued)

Note 10 — Related Party Transactions (Continued)

In consideration for the services described above, the Company paid Majestic $678,000 and $665,000 for the three months ended March 31, 2018 and 2017, respectively.  Included in these fees are $299,000 and $285,000 of property management costs for the three months ended March 31, 2018 and 2017, respectively.  The property management fee portion of the compensation and services agreement is paid based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively. The Company does not pay Majestic property management fees with respect to properties managed by third parties. Majestic credits against the fees due to it under the compensation and services agreement any management or other fees received by it from any joint venture in which the Company is a joint venture partner. The compensation and services agreement also provides for an additional payment to Majestic of $54,000 for each of the three months ended March 31, 2018 and 2017, for the Company’s share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies. The Company does not pay any fees or expenses to Majestic for such services except for the fees described in this paragraph.

Executive officers and others providing services to the Company under the compensation and services agreement were awarded shares of restricted stock and RSUs under the Company’s stock incentive plans (described in Note 12). The related expense charged to the Company’s operations was $417,000 and $381,000 for the three months ended March 31, 2018 and 2017, respectively.

The fees paid under the compensation and services agreement (except for the property management fees which are included in Real estate expenses) and the costs of the stock incentive plans are included in General and administrative expense on the consolidated statements of income for the three months ended March 31, 2018 and 2017.

Joint Venture Partners and Affiliates

The Company paid an aggregate of $43,000 and $49,000 for the three months ended March 31, 2018 and 2017, respectively, to its consolidated joint venture partners or their affiliates (none of whom are officers, directors or employees of the Company) for property management fees, which are included in Real estate expenses on the consolidated statements of income.

The Company’s unconsolidated joint ventures paid management fees of $51,000 and $46,000 for the three months ended March 31, 2018 and 2017, respectively, to the other partner of the venture, which reduced Equity in earnings of unconsolidated joint ventures on the consolidated statements of income by $25,000 and $23,000 for the three months ended March 31, 2018 and 2017, respectively.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2018 (Continued)

Note 10 — Related Party Transactions (Continued)

Other

During the three months ended March 31, 2018 and 2017, the Company paid quarterly fees of $69,000 to the Company’s chairman and $27,500 to the Company’s vice-chairman. These fees are included in General and administrative expenses on the consolidated statements of income.

The Company obtains its property insurance in conjunction with Gould Investors L.P. (“Gould Investors”), a related party, and reimburses Gould Investors annually for the Company’s insurance cost relating to its properties.  Included in Real estate expenses on the consolidated statements of income is insurance expense of $201,000 and $173,000 for the three months ended March 31, 2018 and 2017, respectively of amounts reimbursed to Gould Investors in prior periods.

Note 11 — Common Stock Cash Dividend

On March 12, 2018, the Board of Directors declared a quarterly cash dividend of $.45 per share on the Company’s common stock, totaling $8,581,000. The quarterly dividend was paid on April 6, 2018 to stockholders of record on March 27, 2018.

Note 12 — Stock Based Compensation

The Company’s 2016 Incentive Plan (‘‘Plan’’), approved by the Company’s stockholders in June 2016, permits the Company to grant, among other things, stock options, restricted stock,  RSUs, performance share awards and dividend equivalent rights and any one or more of the foregoing to its employees, officers, directors and consultants. A maximum of 750,000 shares of the Company’s common stock is authorized for issuance pursuant to this Plan.  As of March 31, 2018, (i) restricted stock awards with respect to 284,850 shares had been issued, of which 100 shares were forfeited and 3,000 shares had vested, and (ii) as further described below, RSUs with respect to 76,250 shares had been issued and are outstanding.

Under the Company’s 2012 Incentive Plan, as of March 31, 2018, 500,700 shares had been issued, of which 3,350 shares were forfeited and 127,450 shares had vested. No additional awards may be granted under this plan.

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

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2018 (Continued)

Note 12 — Stock Based Compensation (Continued)

In 2017, the Company granted RSUs exchangeable for up to 76,250 shares of common stock upon satisfaction, through June 30, 2020, of specified conditions.  Specifically, up to 50% of these RSUs vest upon achievement of metrics related to average annual total stockholder return (the “TSR Awards”), which metrics meet the definition of a market condition, and up to 50% vest upon achievement of metrics related to average annual return on capital (the “ROC Awards”), which metrics meet the definition of a performance condition.  The holders of the RSUs are not entitled to dividends or to vote the underlying shares until such RSUs vest and shares are issued.  Accordingly, the shares underlying these RSUs are not included in the shares shown as outstanding on the balance sheet. For the ROC Awards, the performance assumptions are re-evaluated quarterly. Expense is not recognized on the RSUs which the Company does not expect to vest as a result of service conditions or the Company’s performance expectations.

The total amount recorded as deferred compensation is $1,002,000, based on performance and market assumptions and will be charged to General and administrative expense over the three year performance cycle.  None of these RSUs were forfeited or vested during the three months ended March 31, 2018.

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

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2018 (Continued)

Note 12 — Stock Based Compensation (Continued)

The following is a summary of the activity of the equity incentive plans:

	Three Months Ended March 31,
	2018	2017
Restricted stock:
Number of shares	144,750	140,100
Average per share grant price	$25.31	$24.75
Deferred compensation to be recognized over vesting period	$3,664,000	$3,467,000

Number of non-vested shares:
Non-vested beginning of period	612,900	591,750
Grants	144,750	140,100
Vested during period	(106,000)	(104,950)
Forfeitures	—	(500)
Non-vested end of period	651,650	626,400

RSU grants:
Number of underlying shares	—	—
Average per share grant price	—	—
Deferred compensation to be recognized over vesting period	—	—

Number of non-vested shares:
Non-vested beginning of period	76,250	200,000
Grants	—	—
Vested during period	—	—
Forfeitures	—	—
Non-vested end of period	76,250	200,000

Restricted stock and RSU grants:
Weighted average per share value of non-vested shares (based on grant price)	$23.56	$19.25
Value of stock vested during the period (based on grant price)	$2,289,000	$1,760,000
Weighted average per share value of shares forfeited during the period (based on grant price)	$—	$22.64

The total charge to operations:
Outstanding restricted stock grants	$735,000	$693,900
Outstanding RSUs	91,000	48,300
Total charge to operations	$826,000	$742,200

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2018 (Continued)

Note 12 — Stock Based Compensation (Continued)

As of March 31, 2018, total compensation costs of $9,118,000 and $816,000 related to non-vested restricted stock awards and RSUs, respectively, have not yet been recognized.  These compensation costs will be charged to General and administrative expense over the remaining respective vesting periods. The weighted average vesting period is 2.9 years for the restricted stock and 2.3 years for the RSUs.

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

At March 31, 2018, the $393,349,000 estimated fair value of the Company’s mortgages payable is greater than their $393,085,000 carrying value (before unamortized deferred financing costs) by approximately $264,000 assuming a blended market interest rate of 4.25% based on the 8.7 year weighted average remaining term to maturity of the mortgages.  At December 31, 2017, the $397,103,000 estimated fair value of the Company’s mortgages payable is greater than their $396,946,000 carrying value (before unamortized deferred financing costs) by approximately $157,000 assuming a blended market interest rate of 4.25% based on the 8.7 year weighted average remaining term to maturity of the mortgages.

At March 31, 2018 and December 31, 2017, the carrying amount of the Company’s line of credit (before unamortized deferred financing costs) of $20,900,000 and $9,400,000, respectively, approximates its fair value.

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

March 31, 2018 (Continued)

Note 13 — Fair Value Measurements (Continued)

Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Fair Value on a Recurring Basis

The fair value of the Company’s derivative financial instruments, using Level 2 inputs, was determined to be the following (amounts in thousands):

		Carrying and
	As of	Fair Value
Financial assets:
Interest rate swaps	March 31, 2018	$3,201
	December 31, 2017	1,615
Financial liabilities:
Interest rate swaps	March 31, 2018	$383
	December 31, 2017	1,492

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty. As of March 31, 2018, the Company has assessed and determined the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company determined its derivative valuation is classified in Level 2 of the fair value hierarchy.

As of March 31, 2018, the Company had entered into 28 interest rate derivatives, all of which were interest rate swaps, related to 28 outstanding mortgage loans with an aggregate $132,039,000 notional amount and mature between 2018 and 2028 (weighted average remaining term to maturity of 6.8 years).  Such interest rate swaps, all of which were designated as cash flow hedges, converted LIBOR based variable rate mortgages to fixed annual rate mortgages (with interest rates ranging from 3.02% to 5.38% and a weighted average interest rate of 4.11% at March 31, 2018).  The fair values of the Company’s derivatives in asset and

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2018 (Continued)

Note 13 — Fair Value Measurements (Continued)

liability positions are reflected as other assets or other liabilities on the consolidated balance sheets.

Three of the Company’s unconsolidated joint ventures, in which wholly-owned subsidiaries of the Company are 50% partners, had two interest rate derivatives outstanding at March 31, 2018 which were designated as cash flow hedges.  One of these interest rate swaps with a $7,022,000 notional amount has an interest rate of 3.49% and matures in 2022.  The other interest rate swap with a $3,402,000 notional amount had an interest rate of 5.81%. In connection with the sale of one of these unconsolidated joint venture properties in Savannah, Georgia, this swap was terminated when the related mortgage was paid off at its maturity in April 2018 (see Note 7).

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2018	2017
One Liberty Properties, Inc. and Consolidated subsidiaries
Amount of gain recognized on derivatives in Other Comprehensive income	$2,500	$69
Amount of reclassification from Accumulated other comprehensive income into Interest expense	(196)	(509)

Unconsolidated Joint Ventures (Company’s share)
Amount of gain recognized on derivatives in Other Comprehensive income	$46	$9
Amount of reclassification from Accumulated other comprehensive income into Equity in earnings of unconsolidated joint ventures	(8)	(19)

No amounts were reclassified from Accumulated other comprehensive income into Interest expense or Equity in earnings as a result of forecasted transactions being no longer probable of occurring for the three months ended March 31, 2018 and 2017. No gain or loss was recognized with respect to amounts excluded from effectiveness testing on the Company’s cash flow hedges for the three months ended March 31, 2018 and 2017.

During the twelve months ending March 31, 2019, the Company estimates an additional $94,000 will be reclassified from other Accumulated other comprehensive income as an increase to Interest expense and $12,000 will be reclassified from Accumulated other comprehensive income as an increase to Equity in earnings of unconsolidated joint ventures.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2018 (Continued)

Note 13 — Fair Value Measurements (Continued)

The derivative agreements in effect at March 31, 2018 provide that if the wholly-owned subsidiary of the Company which is a party to the agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, then the Company could be held liable for such swap breakage losses, if any.

As of March 31, 2018 and December 31, 2017, the fair value of the derivatives in a liability position, including accrued interest of $24,000 and $53,000, respectively, but excluding any adjustments for nonperformance risk, was approximately $436,000 and $1,638,000, respectively.  In the event the Company breaches any of the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $436,000 and $1,638,000 as of March 31, 2018 and December 31, 2017, respectively.  This termination liability value, net of adjustments for nonperformance risk of $29,000 and $93,000, is included in Accrued expenses and other liabilities on the consolidated balance sheet at March 31, 2018 and December 31, 2017, respectively.

Note 14 — Commitments

The Company is contractually required to expend approximately $7,800,000 through 2018 for building expansion and improvements at its property tenanted by L-3 Communications, located in Hauppauge, New York, of which $5,256,000 has been spent through March 31, 2018.

Note 15 — New Accounting Pronouncements

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends the presentation and disclosure requirements for hedge accounting and changes how companies assess hedge effectiveness. This ASU is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs.  The Company early adopted this guidance on January 1, 2018 using the modified retrospective transition method and its adoption did not have any impact on the Company’s previously reported income from operations, net income or accumulated undistributed net income for the periods presented.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current “incurred loss” model with an “expected loss” approach. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted after December 2018. The Company is evaluating the new guidance to determine if, and to the extent, it will impact the consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2018 (Continued)

Note 15 — New Accounting Pronouncements (Continued)

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new model requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU No. 2014-09 by one year. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations.  ASU No. 2014-09, ASU No. 2015-14 and ASU No. 2016-08 are herein collectively referred to as the “New Revenue Recognition Standards”. The Company adopted the New Revenue Recognition Standards on January 1, 2018 using the modified retrospective transition method.  The Company’s main revenue streams are rental revenues and tenant reimbursements.  Such revenues are related to lease contracts with tenants which currently fall within the scope of ASC Topic 840, and will fall within the scope of ASC Topic 842 upon the adoption of ASU No. 2016-02 on January 1, 2019 (the Company’s sales of real estate are within the scope of ASU No. 2017-05, see Note 5).  Accordingly, the adoption of the New Revenue Recognition Standards did not (i) result in a cumulative adjustment as of January 1, 2018, and (ii) have any impact on the Company’s consolidated financial statements.

Note 16 — Subsequent Events

From April 1, 2018 through May 7, 2018, the Company sold 10,600 shares through its equity offering program for proceeds of $254,000, net of commissions of $2,600.  There were no sales during the three months ended March 31, 2018.

Subsequent events have been evaluated and except as disclosed herein, there were no other events relative to the consolidated financial statements that require additional disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “could,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions or variations thereof.  Forward-looking statements should not be relied on since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements.  Investors are encouraged to review the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2017 under the caption “Item 1A. Risk Factors” for a discussion of certain factors which may cause actual results to differ materially from current expectations and are cautioned not to place undue reliance on any forward-looking statements.

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

We acquire, own and manage a geographically diversified portfolio consisting primarily of industrial, retail (including furniture stores and supermarkets), restaurant, health and fitness and theater properties, many of which are subject to long-term net leases.  As of March 31, 2018, we own 119 properties (including five properties owned by consolidated joint ventures and five properties owned by unconsolidated joint ventures) located in 30 states.  Based on square footage, our occupancy rate at March 31, 2018 is approximately 99.1%.

We face a variety of risks and challenges in our business. Among other things, we face the possibility that we will not be able to acquire accretive properties on acceptable terms, lease our properties on terms favorable to us or at all, our tenants may not be able to pay their rental and other obligations and we may not be able to renew or relet, on acceptable terms, leases that are expiring or otherwise terminating.

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

We monitor the risk of tenant non-payments through a variety of approaches tailored to the applicable situation. Generally, based on our assessment of the credit risk posed by our tenants, we monitor a tenant’s financial condition through one or more of the following actions: reviewing tenant financial statements or other financial information, obtaining other tenant related information, regular contact with tenant’s representatives, tenant credit checks and regular management reviews of our tenants. We may sell a property if the tenant’s financial condition is unsatisfactory.

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

We are sensitive to the risks facing the retail industry as a result of the growth of e-commerce. We are addressing our exposure to the retail industry by seeking to acquire industrial properties that we believe capitalize on e-commerce activities, such as e-commerce distribution and warehousing facilities, and by being especially selective in acquiring retail properties.  Approximately 39.8% of our contractual rental income (as described below) is derived from retail tenants (including 8.9%, 4.0% and 3.5% from tenants engaged in retail furniture, supermarkets and office supply activities, respectively) and 37.6%, 5.3%, 4.9%, 4.5%, 3.2% and 4.7% from industrial (e.g., distribution and warehouse facilities), residential ground leases, restaurant, health and fitness, theaters and other properties, respectively.

Our contractual rental income is approximately $68.4 million and represents, after giving effect to any abatements, concessions or adjustments, the base rent payable to us during the twelve months ending December 31, 2018 under leases in effect at March 31, 2018. Contractual rental income excludes: (i) approximately $794,000 of straight-line rent and $1.0 million of amortization of intangibles; and (ii) our share of the rental income payable to our unconsolidated joint ventures, which is approximately $2.4 million (excluding $124,000 of rental income payable from a property sold in April 2018).

The following table sets forth scheduled expirations of leases for our properties as of March 31, 2018 for the periods indicated below:

Lease Expiration (1) Year Ending December 31,	Number of Expiring Leases	Approximate Square Footage Subject to Expiring Leases (2)	Contractual Rental Income Under Expiring Leases	Percentage of Contractual Rental Income Represented by Expiring Leases
2018	8	150,266	$961,555	1.4
2019	12	321,507	2,952,373	4.3
2020	9	110,548	1,621,506	2.4
2021	18	578,070	4,194,598	6.1
2022	24	2,139,189	14,363,676	21.0
2023	17	887,058	6,279,664	9.2
2024	6	408,093	2,069,484	3.0
2025	9	328,402	4,430,186	6.5
2026	11	551,229	5,266,182	7.7
2027	9	812,038	7,002,456	10.2
2028 and thereafter	27	3,365,184	19,282,766	28.2
	150	9,651,584	$68,424,446	100.0

(1)         Lease expirations assume tenants do not exercise existing renewal or termination options.

(2)         Excludes an aggregate of 67,891 square feet of vacant space.

Property Transactions During the Three Months Ended March 31, 2018

On March 28, 2018, we acquired, in a sales-leaseback transaction, an industrial facility in Pennsburg, Pennsylvania for approximately $12.9 million, including $225,000 of transaction costs that were capitalized.  The facility is leased to each of Campania International Inc. and U.S. Tape Company through 2028.  We estimate that commencing April 1, 2018, the quarterly rental income and depreciation expense from this property will be approximately $239,000 and $77,000, respectively.

On January 30, 2018, we sold a retail property located in Fort Bend, Texas and owned by a consolidated joint venture in which we held an 85% interest, for approximately $9.0 million, net of closing costs, and paid off the $4.4 million mortgage. We recognized a gain of $2.4 million, of which the non-controlling interest’s share was $776,000.  This property contributed $732,000 of rental income net, $158,000 of depreciation and amortization expense and $198,000 of mortgage interest expense in 2017.

Property Transaction Subsequent to March 31, 2018

On April 5, 2018, an unconsolidated joint venture sold its building and a portion of its land, located in Savannah, Georgia for $2.6 million, net of closing costs.  We anticipate that our 50% share of the gain from this sale, which will be recognized in the three months ending June 30, 2018, will be approximately $70,000.  In connection with the sale of this property, the joint venture and its affiliates repaid the $3.4 million mortgage balance which encumbered their contiguous properties.

Results of Operations

Revenues

The following table compares revenues for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017	Increase (Decrease)	% Change
Revenues:
Rental income, net	$17,590	$16,833	$757	4.5
Tenant reimbursements	1,944	1,639	305	18.6
Total revenues	$19,534	$18,472	$1,062	5.7

Rental income, net.  The increase is due primarily to $813,000 generated by four properties acquired in 2017 and a net $229,000 from same store properties (as defined below). Offsetting the increase in rental income is a decrease of $294,000 representing the 2017 rental income from properties sold during 2018 and 2017.  Same store properties refer to properties that were owned for the entirety of the periods being presented.

Tenant reimbursements.  Real estate tax and operating expense reimbursements increased due primarily to reimbursements of (i) $179,000 from several same store properties and (ii) $175,000 from properties acquired in 2017. Tenant reimbursements generally relate to real estate expenses incurred in the same period.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017	Increase (Decrease)	% Change
Operating expenses:
Depreciation and amortization	$5,182	$5,553	$(371)	(6.7)
General and administrative	2,959	2,815	144	5.1
Real estate expenses	2,667	2,704	(37)	(1.4)
Federal excise and state taxes	73	88	(15)	(17.0)
Leasehold rent	77	77	—	—
Total operating expenses	10,958	11,237	(279)	(2.5)

Operating income	$8,576	$7,235	$1,341	18.5

Depreciation and amortization.  The decrease is due primarily to (i) $583,000 from the sales of properties in 2017 and 2018 and (ii) the inclusion, during the three months ended March 31, 2017, of $219,000 for the write-off of tenant origination costs related to a vacant property. Offsetting the decrease is a $372,000 increase in depreciation and amortization expense on the properties acquired in 2017.

General and administrative.  The increase in the three months ended March 31, 2018 was due primarily to an $84,000 increase in non-cash compensation expense related to (i) the increase in the number of shares and the higher value of the restricted stock granted in 2018 in comparison to the awards granted in 2013 that vested in 2018 and (ii) the higher value of the pay-for-performance restricted stock units awarded in September 2017 in comparison to the pay-for-performance restricted stock units awards granted in 2010 that vested in 2017. The balance of the increase is due primarily to higher compensation levels and an additional employee.

Other Income and Expenses

The following table compares our other income and expenses for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017	Increase (Decrease)	% Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$195	$245	$(50)	(20.4)
Other income	4	22	(18)	(81.8)
Interest:
Expense	(4,302)	(4,389)	(87)	(2.0)
Amortization and write-off of deferred financing costs	(228)	(227)	1	0.4

Interest expense.  The following table details the components of interest expense for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017	Increase (Decrease)	% Change
Interest expense:
Credit line interest	$128	$106	$22	20.8
Mortgage interest	4,174	4,283	(109)	(2.5)
Total	$4,302	$4,389	$(87)	(2.0)

Credit line interest

The increase is due to an increase of 84 basis points in the average interest rate due to the increase in the one month LIBOR rate and an increase of $689,000 in the weighted average balance outstanding under our line of credit.

Mortgage interest

The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017	Increase (Decrease)	% Change
Average interest rate on mortgage debt	4.23%	4.30%	(.07)%	(1.6)
Average principal amount of mortgage debt	$394,363	$397,936	(3,573)	(.9)

The decrease is due primarily to decreases in the average interest rate on outstanding mortgage debt and the average principal amount of mortgage debt outstanding. The decrease in the average interest rate is due to the financing (including financings effectuated in connection with acquisitions) or refinancing in 2018 and 2017 of $29.1 million of gross mortgage debt (including $2.9 million of refinanced amounts) with an average interest rate of approximately 3.9%. The decrease in the average balance outstanding is due substantially to the payoff of a $4.4 million mortgage in connection with the sale of our Fort Bend, Texas property in January 2018.

Gain on sale of real estate, net.

The gain in the three months ended March 31, 2018 was realized from the sale of the Fort Bend, Texas property. The non-controlling interest’s share of the gain was $776,000. There were no sales of properties in the three months ended March 31, 2017.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our revolving credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of our equity securities and property sales.  Our available liquidity at May 2, 2018, was $90.8 million, including $6.1 million of cash and cash equivalents (net of the credit facility’s required $3.0 million deposit maintenance balance) and, subject to borrowing base requirements, up to $84.7 million available under our revolving credit facility.

Liquidity and Financing

We expect to meet our (i) operating cash requirements (including debt service and dividends) principally from cash flow from operations and (ii) capital requirements of $2.5 million of building expansion and improvements at our property tenanted by L-3 located in Hauppauge, New York, from cash flow from operations, our available cash and cash equivalents, proceeds from the sale of our common stock and, to the extent permitted, our credit facility.  We and our joint venture partner are also contemplating a significant redevelopment of our multi-tenant shopping center in Manahawkin, New Jersey—we anticipate that the capital expenditures that may be incurred if such property is redeveloped will be funded by the foregoing sources as well as equity contributions from us and our joint venture partner.

At March 31, 2018, excluding mortgage indebtedness of our unconsolidated joint ventures, we had 68 outstanding mortgages payable secured by 85 properties, in the aggregate principal amount of $393.1 million (before netting unamortized deferred financing costs).  These mortgages represent first liens on individual real estate investments with an aggregate carrying value of $620.4 million, before accumulated depreciation of $84.2 million.  After giving effect to interest rate swap agreements, the mortgage payments bear interest at fixed rates ranging from 3.02% to 6.45% (a 4.24% weighted average interest rate) and mature between 2018 and 2042 (an 8.7 year weighted average remaining term to maturity).

The following table sets forth, as of March 31, 2018, information with respect to our mortgage debt that is payable from April 1, 2018 through December 31, 2021 (excluding our unconsolidated joint ventures):

(Dollars in thousands)	2018	2019	2020	2021	Total
Amortization payments	$7,556	$11,307	$12,092	$12,479	$43,434
Principal due at maturity	5,684	3,485	—	8,463	17,632
Total	$13,240	$14,792	$12,092	$20,942	$61,066

At March 31, 2018, our unconsolidated joint ventures had first mortgages on four properties with outstanding balances aggregating $34.8 million, bearing interest at rates ranging from 3.49% to 5.81% (i.e., a 4.07% weighted average interest rate) and maturing between 2018 and 2025.  A mortgage in principal amount of $3.4 million and an interest rate of 5.81% was paid off at its maturity in April 2018 in connection with the sale of a joint venture property in Savannah, Georgia.

We intend to make debt amortization payments from operating cash flow and, though no assurance can be given that we will be successful in this regard, generally intend to refinance, extend or payoff the mortgage loans which mature in 2018 through 2021.  We intend to repay the amounts not refinanced or extended from our existing funds and sources of funds, including our available cash, proceeds from the sale of our common stock and our credit facility (to the extent available).

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

Credit Facility

Subject to borrowing base requirements, we can borrow up to $100.0 million pursuant to our revolving credit facility which is available to us for the acquisition of commercial real estate, repayment of mortgage debt, property improvements and general working capital purposes; provided, that if used for property improvements and working capital purposes, the amount outstanding for such purposes will not exceed the lesser of $15.0 million and 15% of the borrowing base and if used for working capital purposes, will not exceed $10.0 million. The facility matures December 31, 2019 and bears interest equal to the one month LIBOR rate plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 300 basis points if such ratio is greater than 65%. The applicable margin was 175 basis points at March 31, 2018 and 2017. At March 31, 2018 and 2017, the interest rate was 3.49% and 2.52%, respectively.  There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $100 million. The credit facility requires the maintenance of $3.0 million in average deposit balances.

The terms of our revolving credit facility include certain restrictions and covenants which limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At March 31, 2018, we were in compliance with the covenants under this facility.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements other than with respect to our properties located in Lakemoor and Wheaton, Illinois and Beachwood, Ohio. These properties are ground leases improved by multi-family properties and generated $1.0 million of rental income during the three months ended March 31, 2018. At March 31, 2018, our maximum exposure to loss with respect to these properties is $34.0 million, representing the carrying value of the land; such leasehold positions are subordinate to an aggregate of $158.2 million of mortgage debt incurred by our tenants, the owner/operators of the multi-family properties. These owner/operators are affiliated with one another. We do not believe this type of off-balance sheet arrangement has been or will be material to our liquidity and capital resource positions. See Note 6 to our consolidated financial statements for additional information regarding these arrangements.

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

The table below provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
GAAP net income attributable to One Liberty Properties, Inc.	$5,851	$2,865
Add: depreciation and amortization of properties	5,098	5,474
Add: our share of depreciation and amortization of unconsolidated joint ventures	216	221
Add: amortization of deferred leasing costs	84	79
Deduct: gain on sale of real estate	(2,408)	—
Adjustments for non-controlling interests	748	(33)
NAREIT funds from operations applicable to common stock	9,589	8,606
Deduct: straight-line rent accruals and amortization of lease intangibles	(527)	(186)
Add: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	10	8
Add: amortization of restricted stock compensation	826	742
Add: amortization and write-off of deferred financing costs	228	227
Add: our share of amortization and write-off of deferred financing costs of unconsolidated joint ventures	6	6
Adjustments for non-controlling interests	15	5
Adjusted funds from operations applicable to common stock	$10,147	$9,408

The table below provides a reconciliation of net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO:

	Three Months Ended March 31,
	2018	2017
GAAP net income per common share attributable to One Liberty Properties, Inc.	$.30	$.15
Add: depreciation and amortization of properties	.28	.31
Add: our share of depreciation and amortization of unconsolidated joint ventures	.01	.01
Add: amortization of deferred leasing costs	—	—
Deduct: gain on sale of real estate	(.13)	—
Adjustments for non-controlling interests	.04	—
NAREIT funds from operations per share of common stock	.50	.47
Deduct: straight-line rent accruals and amortization of lease intangibles	(.02)	(.01)
Add: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—
Add: amortization of restricted stock compensation	.04	.04
Add: amortization and write-off of deferred financing costs	.01	.01
Add: our share of amortization and write-off of deferred financing costs of unconsolidated joint ventures	—	—
Adjustments for non-controlling interests	—	—
Adjusted funds from operations per share of common stock	$.53	$.51

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

We use interest rate swaps to limit interest rate risk on variable rate mortgages. These swaps are used for hedging purposes-not for speculation. We do not enter into interest rate swaps for trading purposes.  At March 31, 2018, our aggregate liability in the event of the early termination of our swaps was $436,000.

At March 31, 2018, we had 30 interest rate swap agreements outstanding (including two held by three of our unconsolidated joint ventures). The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of March 31, 2018, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have increased by approximately $7.0 million and the net unrealized gain on derivative instruments would have increased by $7.0 million.  If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have decreased by approximately $7.6 million and the net unrealized gain on derivative instruments would have decreased by $7.6 million. These changes would not have any impact on our net income or cash.

Our mortgage debt, after giving effect to interest rate swap agreements, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.

Our variable rate credit facility is sensitive to interest rate changes. At March 31, 2018, a 100 basis point increase of the interest rate on this facility would increase our related interest costs over the next twelve months by approximately $209,000 and a 100 basis point decrease of the interest rate would decrease our related interest costs over the next twelve months by approximately $209,000.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: May 7, 2018	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: May 7, 2018	/s/ David W. Kalish
David W. Kalish
Senior Vice President and Chief Financial Officer
(principal financial officer)