Form 10-Q
period 2018-06-30
ONE LIBERTY PROPERTIES INC
filed 2018-08-06
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC   20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

As of August 1, 2018, the registrant had 19,288,127 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

ASSETS

	June 30, 2018	December 31, 2017
	(Unaudited)
Real estate investments, at cost
Land	$209,101	$209,320
Buildings and improvements	583,991	566,007
Total real estate investments, at cost	793,092	775,327
Less accumulated depreciation	116,451	108,953
Real estate investments, net	676,641	666,374

Investment in unconsolidated joint ventures	11,214	10,723
Cash and cash equivalents	12,925	13,766
Restricted cash	416	443
Unbilled rent receivable	14,617	14,125
Unamortized intangible lease assets, net	27,931	30,525
Escrow, deposits and other assets and receivables	8,158	6,630
Total assets(1)	$751,902	$742,586

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable, net of $3,758 and $3,789 of deferred financing costs, respectively	$391,599	$393,157
Line of credit, net of $468 and $624 of deferred financing costs, respectively	19,832	8,776
Dividends payable	8,652	8,493
Accrued expenses and other liabilities	13,504	16,107
Unamortized intangible lease liabilities, net	16,617	17,551
Total liabilities (1)	450,204	444,084

Commitments and contingencies

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized; 18,575 and 18,261 shares issued and outstanding	18,575	18,261
Paid-in capital	281,396	275,087
Accumulated other comprehensive income	3,913	155
Accumulated (distributions in excess of net income) undistributed net income	(3,608)	3,257
Total One Liberty Properties, Inc. stockholders’ equity	300,276	296,760
Non-controlling interests in consolidated joint ventures (1)	1,422	1,742
Total equity	301,698	298,502
Total liabilities and equity	$751,902	$742,586

(1)         The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”).  See Note 6.  The consolidated balance sheets include the following amounts related to the Company’s consolidated VIEs: $14,722 and $17,844 of land, $28,145 and $31,789 of building and improvements, net of $3,615 and $3,811 of accumulated depreciation, $3,667 and $4,345 of other assets included in other line items, $27,411 and $32,252 of real estate debt, net, $2,386 and $2,885 of other liabilities included in other line items and $1,422 and $1,742 of non-controlling interests as of June 30, 2018 and December 31, 2017, respectively.

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental income, net	$17,718	$16,720	$35,308	$33,553
Tenant reimbursements	2,034	1,693	3,978	3,332
Total revenues	19,752	18,413	39,286	36,885

Operating expenses:
Depreciation and amortization	5,250	5,190	10,432	10,743
General and administrative (see Note 10 for related party information)	2,969	2,893	5,928	5,708
Real estate expenses (see Note 10 for related party information)	2,515	2,371	5,182	5,075
Federal excise and state taxes	154	224	227	312
Leasehold rent	77	77	154	154
Total operating expenses	10,965	10,755	21,923	21,992

Operating income	8,787	7,658	17,363	14,893

Other income and expenses:
Equity in earnings of unconsolidated joint ventures	348	206	543	451
Equity in earnings from sale of unconsolidated joint venture property	71	—	71	—
Other income	6	320	10	342
Interest:
Expense	(4,445)	(4,532)	(8,747)	(8,921)
Amortization and write-off of deferred financing costs	(221)	(227)	(449)	(454)
Income before gain on sale of real estate, net	4,546	3,425	8,791	6,311
Gain on sale of real estate, net	—	6,568	2,408	6,568

Net income	4,546	9,993	11,199	12,879

Net income attributable to non-controlling interests	(29)	(21)	(831)	(42)
Net income attributable to One Liberty Properties, Inc.	$4,517	$9,972	$10,368	$12,837

Weighted average number of common shares outstanding:
Basic	18,519	17,824	18,458	17,788
Diluted	18,593	17,938	18,532	17,902

Per common share attributable to common stockholders:
Basic	$.23	$.54	$.53	$.69
Diluted	$.23	$.54	$.53	$.69

Cash distributions declared per share of common stock	$.45	$.43	$.90	$.86

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

Net income	$4,546	$9,993	$11,199	$12,879

Other comprehensive gain (loss)
Net unrealized gain (loss) on derivative instruments	1,104	(510)	3,800	68
Reclassification of One Liberty Properties Inc.’s share of joint venture net realized gain on derivative instrument	(110)	—	(110)	—
One Liberty Properties Inc.’s share of joint venture net unrealized gain (loss) on derivative instruments	22	(5)	76	23
Other comprehensive gain (loss)	1,016	(515)	3,766	91

Comprehensive income	5,562	9,478	14,965	12,970
Net income attributable to non-controlling interests	(29)	(21)	(831)	(42)
Adjustment for derivative instruments attributable to non- controlling interests	(2)	2	(8)	(1)

Comprehensive income attributable to One Liberty Properties, Inc.	$5,531	$9,459	$14,126	$12,927

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated (distributions in excess of net income) undistributed net income	Non-Controlling Interests in Consolidated Joint Ventures	Total
Balances, December 31, 2016	$17,600	$262,511	$(1,479)	$11,501	$1,794	$291,927
Distributions - common stock
Cash - $.86 per share	—	—	—	(15,846)	—	(15,846)
Shares issued through equity offering program — net	32	617	—	—	—	649
Restricted stock vesting	118	(118)	—	—	—	—
Shares issued through dividend reinvestment plan	93	2,052	—	—	—	2,145
Distributions to non-controlling interests	—	—	—	—	(127)	(127)
Compensation expense - restricted stock	—	1,657	—	—	—	1,657
Net income	—	—	—	12,837	42	12,879
Other comprehensive income	—	—	90	—	1	91
Balances, June 30, 2017	$17,843	$266,719	$(1,389)	$8,492	$1,710	$293,375

Balances, December 31, 2017	$18,261	$275,087	$155	$3,257	$1,742	$298,502
Distributions — common stock
Cash - $.90 per share	—	—	—	(17,233)	—	(17,233)
Shares issued through equity offering program — net	93	2,165	—	—	—	2,258
Restricted stock vesting	106	(106)	—	—	—	—
Shares issued through dividend reinvestment plan	115	2,568	—	—	—	2,683
Distributions to non-controlling interests	—	—	—	—	(1,159)	(1,159)
Compensation expense — restricted stock	—	1,682	—	—	—	1,682
Net income	—	—	—	10,368	831	11,199
Other comprehensive income	—	—	3,758	—	8	3,766
Balances, June 30, 2018	$18,575	$281,396	$3,913	$(3,608)	$1,422	$301,698

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$11,199	$12,879
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	(2,408)	(6,568)
Loss on derivative instrument reclassified into interest expense	—	118
Increase in unbilled rent receivable	(537)	(344)
Write-off of unbilled rent receivable	—	362
Bad debt expense	—	310
Amortization and write-off of intangibles relating to leases, net	(488)	(422)
Amortization of restricted stock expense	1,682	1,657
Equity in earnings of unconsolidated joint ventures	(543)	(451)
Equity in earnings from sale of unconsolidated joint venture property	(71)	—
Distributions of earnings from unconsolidated joint ventures	88	396
Depreciation and amortization	10,432	10,743
Amortization and write-off of deferred financing costs	449	454
Payment of leasing commissions	(95)	(36)
Decrease in escrow, deposits, other assets and receivables	718	607
(Decrease) increase in accrued expenses and other liabilities	(1,627)	554
Net cash provided by operating activities	18,799	20,259

Cash flows from investing activities:
Purchase of real estate	(18,452)	(35,432)
Improvements to real estate	(5,991)	(643)
Net proceeds from sale of real estate	8,958	9,173
Distributions of capital from unconsolidated joint ventures	—	141
Net cash used in investing activities	(15,485)	(26,761)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(5,313)	(5,162)
Repayment of mortgages payable	(9,827)	—
Proceeds from mortgage financings	13,550	5,190
Proceeds from sale of common stock, net	2,258	649
Proceeds from bank line of credit	25,000	26,500
Repayment on bank line of credit	(14,100)	(10,000)
Issuance of shares through dividend reinvestment plan	2,683	2,145
(Payment) refund of financing costs	(262)	27
Distributions to non-controlling interests	(1,159)	(127)
Cash distributions to common stockholders	(17,074)	(15,718)
Net cash (used in) provided by financing activities	(4,244)	3,504

Net decrease in cash, cash equivalents and restricted cash	(930)	(2,998)
Cash, cash equivalents and restricted cash at beginning of year	14,668	18,450
Cash, cash equivalents and restricted cash at end of period	$13,738	$15,452

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

	Six Months Ended June 30,
	2018	2017
Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$8,721	$8,719

Supplemental schedule of non-cash investing activities:
Purchase accounting allocation — intangible lease assets	$—	$4,008
Purchase accounting allocation — intangible lease liabilities	—	(158)

See accompanying notes to consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2018

Note 1 — Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland.  OLP is a self-administered and self-managed real estate investment trust (“REIT”).  OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of industrial, retail (including furniture stores and supermarkets), restaurant, health and fitness, and theater properties, many of which are subject to long-term net leases.  As of June 30, 2018, OLP owns 120 properties, including five properties owned by consolidated joint ventures and five properties owned by unconsolidated joint ventures. The 120 properties are located in 30 states.

Note 2 — Summary Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The results of operations for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in OLP’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

June 30, 2018 (Continued)

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

The Company periodically reviews its investments in unconsolidated joint ventures for other-than-temporary losses in investment value. Any decline that is not expected to be recovered based on the underlying assets of the investment is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. During the three and six months ended June 30, 2018 and 2017, there were no impairment charges related to the Company’s investments in unconsolidated joint ventures.

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

June 30, 2018 (Continued)

Note 2 — Summary Accounting Policies (Continued)

Reclassifications

Certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current period’s presentation, primarily to change the presentation of restricted cash on the consolidated statement of cash flows for the six months ended June 30, 2017. The change was made because, as of January 1, 2018, the Company adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The adoption of this ASU has no impact on the Company’s previously reported consolidated balance sheets, consolidated statements of income, net income or accumulated undistributed net income for the periods presented.

As a result of the adoption of this guidance, the following table depicts the adjustments to the Company’s previously reported consolidated statement of cash flows (amounts in thousands):

	Six Months Ended June 30, 2017
	As Reported	As Adjusted
Decrease in escrow, deposits, and other assets and receivables	$572	$607
Increase in accrued expenses and other liabilities	551	554
Net decrease in cash, cash equivalents and restricted cash	(3,036)	(2,998)
Cash, cash equivalents and restricted cash at beginning of year	17,420	18,450
Cash, cash equivalents and restricted cash at end of period	14,384	15,452

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (amounts in thousands):

	June 30,
	2018	2017
Cash and cash equivalents	$12,925	$14,384
Restricted cash	416	647
Restricted cash included in escrow, deposits and other assets and receivables	397	421
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$13,738	$15,452

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

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2018 (Continued)

Note 3 — Earnings Per Common Share

Basic earnings per share was determined by dividing net income allocable to common stockholders for each period by the weighted average number of shares of common stock outstanding during the applicable period. Net income is also allocated to the unvested restricted stock outstanding during each period, as the unvested restricted stock is entitled to receive dividends and is therefore considered a participating security. As of June 30, 2018, the shares of common stock underlying the restricted stock units awarded under the 2016 Incentive Plan are excluded from the basic earnings per share calculation, as these units are not participating securities. The restricted stock units issued pursuant to the 2009 and 2016 Incentive Plans are referred to as “RSUs”.

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

The following table identifies the impact to the diluted weighted average number of shares of common stock related to the RSUs under the plans identified in the table below:

	Number of underlying		Three Months Ended June 30,				Six Months Ended June 30,
	shares		2018		2017		2018		2017
2009 Incentive Plan	200,000		—		113,584	(a)	—		113,584	(a)
2016 Incentive Plan	76,250	(b)	74,245	(c)	—		74,245	(c)	—

(a)         RSUs with respect to 113,584 shares vested in June 2017 and such shares were issued in August 2017.

(b)         Awarded on September 26, 2017.

(c)          Includes 36,120 shares that would be issued pursuant to a return on capital performance metric and 38,125 shares that would be issued pursuant to a stockholder return metric, assuming the end of the quarterly period was the June 30, 2020 vesting date. Excludes 2,005 shares subject to the capital performance metric as such metric was not met. See Note 13 for information regarding the Company’s equity incentive plans.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2018 (Continued)

Note 3 — Earnings Per Common Share (Continued)

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator for basic and diluted earnings per share:
Net income	$4,546	$9,993	$11,199	$12,879
Less net income attributable to non-controlling interests	(29)	(21)	(831)	(42)
Less earnings allocated to unvested restricted stock (a)	(293)	(332)	(586)	(533)
Net income available for common stockholders: basic and diluted	$4,224	$9,640	$9,782	$12,304

Denominator for basic earnings per share:
Weighted average number of common shares	18,519	17,824	18,458	17,788
Effect of dilutive securities:
RSUs	74	114	74	114
Denominator for diluted earnings per share:
Weighted average number of shares	18,593	17,938	18,532	17,902

Earnings per common share, basic	$.23	$.54	$.53	$.69
Earnings per common share, diluted	$.23	$.54	$.53	$.69

Net income attributable to One Liberty Properties, Inc. common stockholders, net of non-controlling interests	$4,517	$9,972	$10,368	$12,837

(a)         Represents an allocation of distributed earnings to unvested restricted stock which, as participating securities, are entitled to receive dividends.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2018 (Continued)

Note 4 — Real Estate Acquisitions

The following chart details the Company’s acquisitions of real estate during the six months ended June 30, 2018 (amounts in thousands):

Description of Property	Date Acquired	Contract Purchase Price	Terms of Payment	Capitalized Third Party Real Estate Acquisition Costs
Campania International/U.S. Tape industrial facility,
Pennsburg, PA	March 28, 2018	$12,675	All cash	$227
Plymouth Industries, industrial facility,
Plymouth, MN	June 7, 2018	5,500	All cash	50
Totals		$18,175		$277

The Company determined that with respect to each of these acquisitions, the gross assets acquired are concentrated in a single identifiable asset. Therefore, these transactions do not meet the definition of a business and are accounted for as asset acquisitions. As such, direct transaction costs associated with these asset acquisitions have been capitalized to real estate assets and depreciated over their respective useful lives.

The following chart details the allocation of the purchase price for the Company’s acquisitions of real estate during the six months ended June 30, 2018 (amounts in thousands):

			Building
Description of Property	Land	Building	Improvements	Total
Campania International/U.S. Tape industrial facility,
Pennsburg, PA	$1,776	$10,399	$727	$12,902
Plymouth Industries, industrial facility,
Plymouth, MN	1,121	4,306	123	5,550
Totals	$2,897	$14,705	$850	$18,452

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2018 (Continued)

Note 5 — Sale of Property

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

On January 30, 2018, the Company sold a property located in Fort Bend, Texas, owned by a consolidated joint venture in which the Company held an 85% interest, for $8,958,000, net of closing costs, and paid off the $4,410,000 mortgage. This property accounted for 1.1% of the Company’s rental income, net, during each of the three and six months ended June 30, 2017.  The sale resulted in a gain of $2,408,000 which was recorded as Gain on sale of real estate, net, in the consolidated statement of income for the six months ended June 30, 2018. The non-controlling interest’s share of the gain was $776,000.  The Company determined it would recognize the full gain on the sale of the Fort Bend, Texas property in accordance with ASC 610-20 as the Company has no (i) controlling financial interest in the property and (ii) continuing interest or obligation with respect to the property sold.

Note 6 — Variable Interest Entities, Contingent Liabilities and Consolidated Joint Ventures

Variable Interest Entities — Ground Leases

The Company determined that with respect to the properties identified in the table below, it has a variable interest through its ground leases and the three owner/operators (which are affiliated with one another) are VIEs because their equity investment at risk is insufficient to finance its activities without additional subordinated financial support. The Company further determined that it is not the primary beneficiary of any of these VIEs because the Company has shared power over certain activities that most significantly impact the owner/operator’s economic performance (i.e., shared rights on the sale of the property) and therefore, does not consolidate these VIEs for financial statement purposes. Accordingly, the Company accounts for these investments as land and the revenues from the ground leases as Rental income, net. Such rental income amounted to $941,000 and $1,947,000 for the three and six months ended June 30, 2018, respectively, and $917,000 and $1,804,000 for the three and six months ended June 30, 2017, respectively.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2018 (Continued)

Note 6 — Variable Interest Entities, Contingent Liabilities and Consolidated Joint Ventures (Continued)

The following chart details the VIEs through the Company’s ground leases and the aggregate carrying amount and maximum exposure to loss as of June 30, 2018 (dollars in thousands):

Description of Property(a)	Date Acquired	Land Contract Purchase Price	# Units in Apartment Complex	Owner/ Operator Mortgage from Third Party(b)		Type of Exposure	Carrying Amount and Maximum Exposure to Loss
The Meadows Apartments, Lakemoor, Illinois	March 24, 2015	$9,300	496	$51,331	(c)	Land	$9,592
The Briarbrook Village Apartments, Wheaton, Illinois	August 2, 2016	10,530	342	39,411		Land	10,536
The Vue Apartments, Beachwood, Ohio	August 16, 2016	13,896	348	67,444		Land	13,901
Totals		$33,726	1,186	$158,186			$34,029

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

(c)          In November 2017, the owner/operator closed on a $7,556 supplemental mortgage (the original mortgage was for $43,824). In connection therewith, the Company agreed to subordinate its fee interest to this second mortgage in exchange for a payment by the owner/operator to the Company of $5,906 as a fixed rent payment which was recorded as deferred income and will be included in rental income over the term of the lease. The fixed rent payment balance was $5,762 and $5,870 at June 30, 2018 and December 31, 2017, respectively, and is included in Accrued expenses and other liabilities on the consolidated balance sheets.

Pursuant to the terms of the ground lease for the Wheaton, Illinois property, the owner/operator is obligated to make certain unit renovations as and when units become vacant. Cash reserves to cover such renovation work, received by the Company in conjunction with the purchase of the property, are disbursed when the unit renovations are completed. The related cash reserve balance for this property was $416,000 and $443,000 at June 30, 2018 and December 31, 2017, respectively, and is classified as Restricted cash on the consolidated balance sheets.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2018 (Continued)

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

The following is a summary of the consolidated VIEs’ carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	June 30, 2018	December 31, 2017 (a)
Land	14,722	$17,844
Buildings and improvements, net of accumulated depreciation of $3,615 and $3,811, respectively	28,145	31,789
Cash	839	1,145
Unbilled rent receivable	1,166	1,011
Unamortized intangible lease assets, net	975	1,241
Escrow, deposits and other assets and receivables	687	948
Mortgages payable, net of unamortized deferred financing costs of $423 and $442, respectively	27,411	32,252
Accrued expenses and other liabilities	538	870
Unamortized intangible lease liabilities, net	1,848	2,015
Accumulated other comprehensive income (loss)	90	(1)
Non-controlling interests in consolidated joint ventures	1,422	1,742

(a)         Includes a consolidated joint venture, in which the Company held an 85% interest, located in Fort Bend, Texas which was sold in January 2018 (see Note 5).

At June 30, 2018 and December 31, 2017, MCB Real Estate, LLC and its affiliates (‘‘MCB’’) are the Company’s joint venture partner in four consolidated joint ventures in which the Company has aggregate equity investments of approximately $9,734,000 and $9,705,000, respectively.

Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and may not be pro rata to the equity interest each partner has in the applicable venture.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2018 (Continued)

Note 7 — Investment in Unconsolidated Joint Ventures

On April 5, 2018, an unconsolidated joint venture sold its building and a portion of its land, located in Savannah, Georgia for $2,600,000, net of closing costs. The Company’s 50% share of the gain from this sale was $71,000, which is included in Equity in earnings from sale of unconsolidated joint venture property on the consolidated statements of income for the three and six months ended June 30, 2018. The unconsolidated joint venture retained approximately five acres of land at this property.

At June 30, 2018 and December 31, 2017, the Company’s five unconsolidated joint ventures each owned and operated one property.  The Company’s equity investment in such unconsolidated joint ventures at such dates totaled $11,214,000 and $10,723,000, respectively.  In addition to the equity in earnings from the sale of property of $71,000 in 2018, the Company recorded equity in earnings of $348,000 and $543,000 for the three and six months ended June 30, 2018, respectively, and $206,000 and $451,000 for the three and six months ended June 30, 2017, respectively. Included in equity in earnings from unconsolidated joint ventures for the three and six months ended June 30, 2018 is $110,000 related to the discontinuance of hedge accounting on a mortgage swap related to an unconsolidated joint venture property, located in Milwaukee, Wisconsin, that was sold in July 2018 (see below and Note 14).

At June 30, 2018, MCB is the Company’s joint venture partner in one of these unconsolidated joint ventures in which the Company has an equity investment of $8,408,000.

On July 31, 2018, an unconsolidated joint venture sold its property located in Milwaukee, Wisconsin for approximately $12,800,000, net of closing costs and paid off the related $6,970,000 mortgage. The Company anticipates its 50% share of the gain from this sale will be approximately $2,000,000, which will be recognized in the three months ending September 30, 2018.

Note 8 — Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of a tenant to make required rent and other payments.  If the financial condition of a specific tenant were to deteriorate, adversely impacting its ability to make payments, allowances may be required.  At June 30, 2018 and December 31, 2017, there was no balance in allowance for doubtful accounts.

The Company records bad debt expense as a reduction of rental income and/or tenant reimbursements. There was no bad debt expense in the three and six months ended June 30, 2018.  During the three and six months ended June 30, 2017, the Company recorded bad debt expense of $15,000 and $310,000, respectively, related to tenant reimbursements due from former tenants that filed for Chapter 11 bankruptcy protection.  In connection with these tenants, the Company wrote-off (i) $362,000 of unbilled straight-line rent receivable and $67,000 of unamortized intangible lease assets as a reduction to rental income and (ii) $884,000 of tenant origination costs as an increase to depreciation expense.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2018 (Continued)

Note 9 — Debt Obligations

Mortgages Payable

The following table details the Mortgages payable, net, balances per the consolidated balance sheets (amounts in thousands):

	June 30, 2018	December 31, 2017
Mortgages payable, gross	$395,357	$396,946
Unamortized deferred financing costs	(3,758)	(3,789)
Mortgages payable, net	$391,599	$393,157

Line of Credit

The Company has a credit facility with Manufacturers & Traders Trust Company, People’s United Bank, VNB New York, LLC, and Bank Leumi USA, pursuant to which the Company may borrow up to $100,000,000, subject to borrowing base requirements.  The facility, which matures December 31, 2019, provides that the Company pay an interest rate equal to the one month LIBOR rate plus an applicable margin ranging from 175 basis points to 300 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility.  At June 30, 2018 and 2017, the applicable margin was 175 basis points.  An unused facility fee of .25% per annum applies to the facility.  The average interest rate on the facility was approximately 3.54% and 2.67% for the six months ended June 30, 2018 and 2017, respectively.  The Company was in compliance with all covenants at June 30, 2018.

The following table details the Line of credit, net, balances per the consolidated balance sheets (amounts in thousands):

	June 30, 2018	December 31, 2017
Line of credit, gross	$20,300	$9,400
Unamortized deferred financing costs	(468)	(624)
Line of credit, net	$19,832	$8,776

At August 2, 2018, there was an outstanding balance of $3,300,000 (before unamortized deferred financing costs) under the facility.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2018 (Continued)

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

In consideration for the services described above, the Company paid Majestic $689,000 and $1,367,000 for the three and six months ended June 30, 2018 respectively, and $664,000 and $1,329,000 for the three and six months ended June 30, 2017, respectively.  Included in these fees are $309,000 and $608,000 of property management costs for the three and six months ended June 30, 2018, respectively, and $284,000 and $570,000 for the three and six months ended June 30, 2017, respectively.  The property management fee portion of the compensation and services agreement is paid based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively. The Company does not pay Majestic property management fees with respect to properties managed by third parties. Majestic credits against the fees due to it under the compensation and services agreement any management or other fees received by it from any joint venture in which the Company is a joint venture partner. The compensation and services agreement also provides for an additional payment to Majestic of $54,000 and $108,000 in each of the three and six months ended June 30, 2018 and 2017, respectively, for the Company’s share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies. The Company does not pay any fees or expenses to Majestic for such services except for the fees described in this paragraph.

Executive officers and others providing services to the Company under the compensation and services agreement were awarded shares of restricted stock and RSUs under the Company’s stock incentive plans (described in Note 13). The related expense charged to the Company’s operations was $432,000 and $849,000 for the three and six months ended June 30, 2018, respectively, and $386,000 and $768,000 for the three and six months ended June 30, 2017, respectively.

The fees paid under the compensation and services agreement (except for the property management fees which are included in Real estate expenses) and the costs of the stock incentive plans are included in General and administrative expense on the consolidated statements of income for the three and six months ended June 30, 2018 and 2017.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2018 (Continued)

Note 10 — Related Party Transactions (Continued)

Joint Venture Partners and Affiliates

The Company paid an aggregate of $22,000 and $65,000 for the three and six months ended June 30, 2018, respectively, and $33,000 and $82,000 for the three and six months ended June 30, 2017, respectively, to its consolidated joint venture partners or their affiliates (none of whom are officers, directors or employees of the Company) for property management fees, which are included in Real estate expenses on the consolidated statements of income.

The Company’s unconsolidated joint ventures paid management fees of $45,000 and $96,000 for the three and six months ended June 30, 2018, respectively, and $42,000 and $87,000 for the three and six months ended June 30, 2017, respectively, to the other partner of the venture, which reduced Equity in earnings of $23,000 and $48,000 for the three and six months ended June 30, 2018, respectively, and $21,000 and $44,000 for the three and six months ended June 30, 2017, respectively.

Other

During 2018 and 2017, the Company paid quarterly fees of $69,000 to the Company’s chairman and $27,500 to the Company’s vice-chairman. These fees are included in General and administrative expenses on the consolidated statements of income.

The Company obtains its property insurance in conjunction with Gould Investors L.P. (“Gould Investors”), a related party, and reimburses Gould Investors annually for the Company’s insurance cost relating to its properties.  Included in Real estate expenses on the consolidated statements of income is insurance expense of $206,000 and $404,000 for the three and six months ended June 30, 2018, respectively, and $174,000 and $347,000 for the three and six months ended June 30, 2017, respectively of amounts reimbursed to Gould Investors in prior periods.

Note 11 — Common Stock Cash Dividend

On June 13, 2018, the Board of Directors declared a quarterly cash dividend of $.45 per share on the Company’s common stock, totaling $8,652,000. The quarterly dividend was paid on July 6, 2018 to stockholders of record on June 25, 2018.

Note 12 — Shares Issued through Equity Offering Program

During the six months ended June 30, 2018, the Company sold 93,417 shares for proceeds of $2,303,000, net of commissions of $23,000, and incurred offering costs of $45,000 for professional fees.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2018 (Continued)

Note 13 — Stock Based Compensation

The Company’s 2016 Incentive Plan (‘‘Plan’’), approved by the Company’s stockholders in June 2016, permits the Company to grant, among other things, stock options, restricted stock,  RSUs, performance share awards and dividend equivalent rights and any one or more of the foregoing to its employees, officers, directors and consultants. A maximum of 750,000 shares of the Company’s common stock is authorized for issuance pursuant to this Plan.  As of June 30, 2018, (i) restricted stock awards with respect to 284,850 shares had been issued, of which 200 shares were forfeited and 3,000 shares had vested, and (ii) as further described below, RSUs with respect to 76,250 shares had been issued and are outstanding.

Under the Company’s 2012 Incentive Plan, as of June 30, 2018, 500,700 shares had been issued, of which 3,400 shares were forfeited and 127,450 shares had vested. No additional awards may be granted under this plan.

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

In each of 2017 and July 2018, the Company granted RSUs exchangeable for up to 76,250 shares of common stock upon satisfaction, through June 30, 2020 and June 30, 2021, respectively, of specified conditions.  Specifically, up to 50% of these RSUs vest upon achievement of metrics related to average annual total stockholder return (the “TSR Awards”), which metrics meet the definition of a market condition, and up to 50% vest upon achievement of metrics related to average annual return on capital (the “ROC Awards”), which metrics meet the definition of a performance condition.  The holders of the RSUs are not entitled to dividends or to vote the underlying shares until such RSUs vest and shares are issued.  Accordingly, the shares underlying these RSUs are not included in the shares shown as outstanding on the balance sheet. For the ROC Awards, the performance assumptions are re-evaluated quarterly. Expense is not recognized on the RSUs which the Company does not expect to vest as a result of service conditions or the Company’s performance expectations.

Based on performance and market assumptions, the total amount recorded as deferred compensation for the 2017 grant of RSUs is $1,005,000, and such sum will be charged to General and administrative expense over the three year performance cycle.  None of these RSUs were forfeited or vested during the six months ended June 30, 2018.

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

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2018 (Continued)

Note 13 — Stock Based Compensation (Continued)

The following is a summary of the activity of the equity incentive plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Restricted stock:
Number of shares	—	—	144,750	140,100
Average per share grant price	—	—	$25.31	$24.75
Deferred compensation to be recognized over vesting period	—	—	$3,664,000	$3,467,000

Number of non-vested shares:
Non-vested beginning of period	651,650	626,400	612,900	591,750
Grants	—	—	144,750	140,100
Vested during period	—	(13,500)	(106,000)	(118,450)
Forfeitures	(150)	—	(150)	(500)
Non-vested end of period	651,500	612,900	651,500	612,900

RSU grants:
Number of underlying shares	—	—	—	—
Average per share grant price	—	—	—	—
Deferred compensation to be recognized over vesting period	—	—	—	—

Number of non-vested shares:
Non-vested beginning of period	76,250	200,000	76,250	200,000
Grants	—	—	—	—
Vested during period	—	(113,584)	—	(113,584)
Forfeitures	—	(86,416)	—	(86,416)
Non-vested end of period	76,250	—	76,250	—

Restricted stock and RSU grants:
Weighted average per share value of non-vested shares (based on grant price)	$23.56	$22.75	$23.56	$22.75
Value of stock vested during the period (based on grant price)	$—	$1,248,000	$2,289,000	$3,008,000
Weighted average per share value of shares forfeited during the period (based on grant price)	$23.93	$8.29	$23.93	$8.37

The total charge to operations:
Outstanding restricted stock grants	$765,000	$878,000	$1,500,000	$1,571,000
Outstanding RSUs	91,000	37,000	182,000	86,000
Total charge to operations	$856,000	$915,000	$1,682,000	$1,657,000

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2018 (Continued)

Note 13 — Stock Based Compensation (Continued)

As of June 30, 2018, total compensation costs of $8,349,000 and $728,000 to non-vested restricted stock awards and RSUs, respectively, have not yet been recognized.  These compensation costs will be charged to General and administrative expense over the remaining respective vesting periods. The weighted average vesting period is 2.7 years for the restricted stock and 2.0 years for the RSUs.

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

At June 30, 2018, the $389,903,000 estimated fair value of the Company’s mortgages payable is less than their $395,357,000 carrying value (before unamortized deferred financing costs) by approximately $5,454,000 assuming a blended market interest rate of 4.50% based on the 8.5 year weighted average remaining term to maturity of the mortgages.  At December 31, 2017, the $397,103,000 estimated fair value of the Company’s mortgages payable is greater than their $396,946,000 carrying value (before unamortized deferred financing costs) by approximately $157,000 assuming a blended market interest rate of 4.25% based on the 8.7 year weighted average remaining term to maturity of the mortgages.

At June 30, 2018 and December 31, 2017, the carrying amount of the Company’s line of credit (before unamortized deferred financing costs) of $20,300,000 and $9,400,000, respectively, approximates its fair value.

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

June 30, 2018 (Continued)

Note 14 — Fair Value Measurements (Continued)

Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Fair Value on a Recurring Basis

The fair value of the Company’s derivative financial instruments, using Level 2 inputs, was determined to be the following (amounts in thousands):

	As of	Carrying and Fair Value
Financial assets:
Interest rate swaps	June 30, 2018	$4,032
	December 31, 2017	1,615
Financial liabilities:
Interest rate swaps	June 30, 2018	$109
	December 31, 2017	1,492

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty. As of June 30, 2018, the Company has assessed and determined the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company determined its derivative valuation is classified in Level 2 of the fair value hierarchy.

As of June 30, 2018, the Company had entered into 28 interest rate derivatives, all of which were interest rate swaps, related to 28 outstanding mortgage loans with an aggregate $131,103,000 notional amount and mature between 2019 and 2028 (weighted average remaining term to maturity of 6.6 years).  Such interest rate swaps, all of which were designated as cash flow hedges, converted LIBOR based variable rate mortgages to fixed annual rate mortgages (with interest rates ranging from 3.02% to 5.38% and a weighted average interest 4.13% at June 30, 2018).  The fair values of the Company’s derivatives in asset and liability positions are reflected as other assets or other liabilities on the consolidated balance sheets.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2018 (Continued)

Note 14 — Fair Value Measurements (Continued)

One of the Company’s unconsolidated joint ventures, in which a wholly-owned subsidiary of the Company is a 50% partner, had an interest rate derivative outstanding at June 30, 2018 which was designated as a cash flow hedge.  This interest rate swap with a $6,983,000 notional amount has an interest rate of 3.49% and matures in 2022.  See discussion below for the discontinuation of hedge accounting on this interest rate swap during the three months ended June 30, 2018.

In connection with the sale of an unconsolidated joint venture property in Savannah, Georgia, the Company terminated an interest rate swap with a $3,402,000 notional amount and a 5.81% interest rate when the related mortgage was paid off at its maturity in April 2018 (see Note 7).

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
One Liberty Properties, Inc. and Consolidated subsidiaries
Amount of gain (loss) recognized on derivatives in Other comprehensive income	$1,009	$(1,055)	$3,509	$(986)
Amount of reclassification from Accumulated other comprehensive income into Interest expense	(95)	(545)	(291)	(1,054)

Unconsolidated Joint Ventures (Company’s share)
Amount of gain (loss) recognized on derivatives in Other comprehensive income	$22	$(21)	$69	$(12)
Amount of reclassification from Accumulated other comprehensive income into Equity in earnings of unconsolidated joint ventures	110	(16)	103	(35)

During the three months ended June 30, 2018 and 2017, the Company (including one of its unconsolidated joint ventures) discontinued hedge accounting on two interest rate swaps as the forecasted hedged transactions were no longer probable of occurring. As a result, during the three months ended June 30, 2018 and 2017, the Company reclassified $110,000 and $118,000 of realized gain and loss, respectively, from Accumulated other comprehensive income to earnings.  No gain or loss was recognized with respect to amounts excluded from effectiveness testing on the Company’s cash flow hedges for the three and six months ended June 30, 2018 and 2017.

During the twelve months ending June 30, 2019, the Company estimates an additional $222,000 will be reclassified from other Accumulated other comprehensive income as a decrease to Interest expense.

The derivative agreements in effect at June 30, 2018 provide that if the wholly-owned subsidiary of the Company which is a party to the agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2018 (Continued)

Note 14 — Fair Value Measurements (Continued)

agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, then the Company could be held liable for such swap breakage losses, if any.

As of June 30, 2018 and December 31, 2017, the fair value of the derivatives in a liability position, including accrued interest of $9,000 and $53,000, respectively, but excluding any adjustments for nonperformance risk, was approximately $126,000 and $1,638,000, respectively.  In the event the Company breaches any of the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $126,000 and $1,638,000 as of June 30, 2018 and December 31, 2017, respectively.  This termination liability value, net of adjustments for nonperformance risk of $8,000 and $93,000, is included in Accrued expenses and other liabilities on the consolidated balance sheet at June 30, 2018 and December 31, 2017, respectively.

Note 15 — Commitments

The Company is contractually required to expend approximately $7,800,000 through 2018 for building expansion and improvements at its property tenanted by L-3 Communications, located in Hauppauge, New York, of which $6,261,000 has been spent through June 30, 2018.

Note 16 — New Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, which provides additional guidance related to share-based payment transactions for acquiring goods or services from nonemployees.  The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is evaluating this new guidance but does not expect it to have a material impact on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current “incurred loss” model with an “expected loss” approach. The guidance is effective for fiscal years, and

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2018 (Continued)

Note 16 — New Accounting Pronouncements (Continued)

interim periods within those fiscal years,  beginning after December 15, 2019. Early adoption is permitted after December 2018. The Company is evaluating the new guidance to determine if, and to the extent, it will impact the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which seeks to clarify aspects of ASU No. 2016-02 and correct unintended application of such guidance. The effective date of these standards will be fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating these new standards but does not expect them to have a significant effect on its consolidated financial statements. The Company anticipates adopting these standards effective as of January 1, 2019 and will apply the modified retrospective approach.

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

We acquire, own and manage a geographically diversified portfolio consisting primarily of industrial, retail (including furniture stores and supermarkets), restaurant, health and fitness and theater properties, many of which are subject to long-term net leases.  As of June 30, 2018, we own 120 properties (including five properties owned by consolidated joint ventures and five properties owned by unconsolidated joint ventures) located in 30 states.  Based on square footage, our occupancy rate at June 30, 2018 is approximately 99.1%.

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

We are sensitive to the risks facing the retail industry as a result of the growth of e-commerce. We are addressing our exposure to the retail industry by seeking to acquire industrial properties that we believe capitalize on e-commerce activities, such as e-commerce distribution and warehousing facilities, and by being especially selective in acquiring retail properties.  Approximately 39.0% of our contractual rental income (as described below) is derived from retail tenants (including 8.8%, 4.2% and 3.3% from tenants engaged in retail furniture, supermarkets and office supply activities, respectively) and 38.4%, 5.3%, 4.9%, 4.5%, 3.2% and 4.7% from industrial (e.g., distribution and warehouse facilities), residential ground leases, restaurant, health and fitness, theaters and other properties, respectively.

Our contractual rental income is approximately $69.0 million and represents, after giving effect to any abatements, concessions or adjustments, the base rent payable to us during the twelve months ending June 30, 2019 under leases in effect at June 30, 2018. Contractual rental income excludes: (i) approximately $589,000 of straight-line rent and $1.1 million of amortization of intangibles; and (ii) our share of the rental income payable to our unconsolidated joint ventures, which is approximately $1.7 million (excluding $658,000 of rental income from a property sold in July 2018).

The following table sets forth scheduled expirations of leases for our properties as of June 30, 2018 for the periods indicated below:

Lease Expiration (1) 12 Months Ending June 30,	Number of Expiring Leases	Approximate Square Footage Subject to Expiring Leases (2)	Contractual Rental Income Under Expiring Leases	Percentage of Contractual Rental Income Represented by Expiring Leases
2019	13	257,917	$1,256,206	1.8
2020	8	181,386	1,906,403	2.8
2021	17	473,150	3,928,474	5.7
2022	21	1,351,812	8,032,439	11.6
2023	19	1,491,689	10,444,761	15.1
2024	11	568,272	5,140,610	7.4
2025	10	484,815	5,085,781	7.4
2026	8	230,189	3,523,673	5.1
2027	8	415,981	2,765,415	4.0
2028	10	1,079,941	7,541,607	10.9
2029 and thereafter	26	3,198,997	19,405,228	28.2
	151	9,734,149	$69,030,597	100.0

(1)         Lease expirations assume tenants do not exercise existing renewal or termination options.

(2)         Excludes an aggregate of 67,891 square feet of vacant space.

Property Transactions During the Three Months Ended June 30, 2018

On April 5, 2018, an unconsolidated joint venture sold its building and a portion of its land, located in Savannah, Georgia for $2.6 million, net of closing costs.  Our 50% share of the gain from this sale, which was recognized in the three and six months ended June 30, 2018, is $71,000.  In connection with the sale of this property, the joint venture and its affiliates repaid the $3.4 million mortgage balance which encumbered their contiguous properties.

On June 7, 2018, we acquired an industrial facility in Plymouth, Minnesota for $5.6 million, including $50,000 of transaction costs that were capitalized. The facility is net leased to Plymouth Industries through 2033. We estimate that commencing July 1, 2018, the quarterly rental income and depreciation expense from this property will be $117,000 and $29,000, respectively.

Property Transaction Subsequent to June 30, 2018

On July 31, 2018, an unconsolidated joint venture sold its only property, located in Milwaukee, Wisconsin, for $12.8 million, net of closing costs.  We anticipate that our 50% share of the gain from this sale, which will be recognized in the three months ending September 30, 2019, will be approximately $2.0 million.  In connection with the sale of this property, the joint venture repaid its $7.0 million mortgage.  Equity in earnings from unconsolidated joint ventures for the three and six months ended June 30, 2018 includes the recognition of $110,000, representing our 50% share of the realized gain that was reclassified from accumulated other comprehensive income as a result of the discontinuance of hedge accounting on its mortgage interest rate swap. This joint venture accounted for $172,000 of our Equity in earnings of unconsolidated joint ventures during the six months ended June 30, 2017.

Results of Operations

Revenues

The following table compares revenues for the periods indicated:

	Three Months Ended June 30,		Increase	%	Six Months Ended June 30,		Increase	%
(Dollars in thousands)	2018	2017	(Decrease)	Change	2018	2017	(Decrease)	Change
Revenues:
Rental income, net	$17,718	$16,720	$998	6.0	$35,308	$33,553	$1,755	5.2
Tenant reimbursements	2,034	1,693	341	20.1	3,978	3,332	646	19.4
Total revenues	$19,752	$18,413	$1,339	7.3	$39,286	$36,885	$2,401	6.5

Rental income, net.  The increases during the three and six months ended June 30, 2018 are due primarily to $270,000 and $281,000, respectively, generated by two properties acquired in 2018 and $660,000 and $1.5 million, respectively, generated by four properties acquired in 2017.  Same store properties (as defined below) contributed $349,000 and $578,000, respectively, during the three and six months ended June 30, 2018, primarily due to the re-tenanting of two properties that were vacant in the corresponding prior year periods. Offsetting the increases in rental income during the three and six months ended June 30, 2018 are decreases of $281,000 and $576,000, respectively, representing the 2017 rental income from properties sold during 2018 and 2017.  Same store properties refer to properties that were owned for the entirety of the periods being presented.

Tenant reimbursements.  Real estate tax and operating expense reimbursements increased during the three and six months ended June 30, 2018 due primarily to reimbursements of (i) $219,000 and $394,000, respectively, from several same store properties and (ii) $218,000 and $395,000, respectively, from properties acquired in 2018 and 2017. Offsetting the increases during the three and six months ended June 30, 2018 are decreases of $96,000 and $143,000, respectively, representing tenant reimbursements in 2017 from the Fort Bend, Texas property sold in January 2018.  Tenant reimbursements generally relate to real estate expenses incurred in the same period.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Three Months Ended June 30,		Increase	%	Six Months Ended June 30,		Increase	%
(Dollars in thousands)	2018	2017	(Decrease)	Change	2018	2017	(Decrease)	Change
Operating expenses:
Depreciation and amortization	$5,250	$5,190	$60	1.2	$10,432	$10,743	$(311)	(2.9)
General and administrative	2,969	2,893	76	2.6	5,928	5,708	220	3.9
Real estate expenses	2,515	2,371	144	6.1	5,182	5,075	107	2.1
Federal excise and state taxes	154	224	(70)	(31.3)	227	312	(85)	(27.2)
Leasehold rent	77	77	—	—	154	154	—	—
Total operating expenses	10,965	10,755	210	2.0	$21,923	21,992	(69)	(.3)

Operating income	$8,787	$7,658	$1,129	14.7	$17,363	$14,893	$2,470	16.6

Depreciation and amortization.  The decrease in the six months ended June 30, 2018 is due primarily to (i) $947,000 from the sales of properties in 2017 and 2018 and (ii) the inclusion, during the six months ended June 30, 2017, of $219,000 for the write-off of tenant origination costs related to a vacant property. Offsetting the decrease is an increase of $763,000 in depreciation and amortization expense on the properties acquired in 2018 and 2017.

General and administrative.  The increase in the six months ended June 30, 2018 was due primarily to (i) an increase in professional fees, including a one-time $110,000 fee and (ii) higher compensation levels and an additional employee.

Real estate expenses. The increases during the three and six months ended June 30, 2018 are primarily due to $215,000 and $406,000, respectively, from properties acquired in 2017 and 2018; substantially all these expenses are rebilled to tenants and are included in Tenant reimbursements.  Same store properties contributed net increases of $113,000 and $149,000, respectively, during the three and six months ended June 30, 2018.  These increases were offset by decreases of $184,000 and $448,000 related to properties sold during 2018 and 2017.

Other Income and Expenses

The following table compares our other income and expenses for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2018	2017	Increase (Decrease)	% Change	2018	2017	Increase (Decrease)	% Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$348	$206	$142	68.9	$543	$451	$92	20.4
Equity in earnings from sale of unconsolidated joint venture property	71	—	71	100.0	71	—	71	100.0
Other income	6	320	(314)	(98.1)	10	342	(332)	(97.1)
Interest:
Expense	(4,445)	(4,532)	(87)	(1.9)	(8,747)	(8,921)	(174)	(2.0)
Amortization and write-off of deferred financing costs	(221)	(227)	(6)	(2.6)	(449)	(454)	(5)	(1.1)

Equity in earnings of unconsolidated joint ventures.  The increases in the three and six months ended June 30, 2018 were due primarily to the recognition of $110,000, which represents our 50% share of the realized gain reclassified from accumulated other comprehensive income as a result of the discontinuance of hedge accounting on a mortgage interest rate swap in connection with the July 31, 2018 sale of the Milwaukee, Wisconsin property.

Other income.   The three and six months ended June 30, 2017 includes $243,000 paid to us by a former tenant in connection with the resolution of a dispute.

Interest expense.  The following table details the components of interest expense for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
(Dollars in thousands)	2018	2017	(Decrease)	Change	2018	2017	(Decrease)	Change
Interest expense:
Credit line interest	$219	$115	$104	90.4	$346	$221	$125	56.6
Mortgage interest	4,226	4,417	(191)	(4.3)	8,401	8,700	(299)	(3.4)
Total	$4,445	$4,532	$(87)	(1.9)	$8,747	$8,921	$(174)	(2.0)

Credit line interest

The increase in the three and six months ended June 30, 2018 were due primarily to increases of $10.5 million and $5.6 million, respectively, in the weighted average balance outstanding under our line of credit  and increases of 85 (from 2.81% to 3.66%) and 87 basis points (from 2.67% to 3.54%), respectively, in the average interest rate due to the increase in the one month LIBOR rate.

Mortgage interest

The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt for the periods indicated:

	Three Months Ended June 30,		Increase	%	Six Months Ended June 30,		Increase	%
(Dollars in thousands)	2018	2017	(Decrease)	Change	2018	2017	(Decrease)	Change
Average interest rate on mortgage debt	4.27%	4.32%	(.05)	(1.2)	4.25%	4.31%	(.06)	(1.4)
Average principal amount of mortgage debt	$395,643	$397,935	$(2,292)	(.6)	$395,277	$398,121	$(2,844)	(.7)

The decreases are due primarily to decreases in the average interest rates on outstanding mortgage debt and the average principal amount of mortgage debt outstanding. The decreases in the average interest rates are due to the financing (including financings effectuated in connection with acquisitions) or refinancing in 2018 and 2017 of $34.8 million of gross mortgage debt (including $2.9 million of refinanced amounts) with an average interest rate of approximately 4.0%. The net decreases in the average balance outstanding are due principally to scheduled amortization payments and the payoff of several mortgages in connection with property sales.

Gain on sale of real estate, net.  The gain in the six months ended June 30, 2018 was realized from the sale of the Fort Bend, Texas property. The non-controlling interest’s share of the gain was $776,000. The gain in the three and six months ended June 30, 2017 was realized from the sale of the Greenwood Village, Colorado property in May 2017.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our revolving credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of our equity securities and property sales.  Our available liquidity at August 2, 2018, was $99.2 million, including $2.5 million of cash and cash equivalents (net of the credit facility’s required $3.0 million deposit maintenance balance) and, subject to borrowing base requirements, up to $96.7 million available under our revolving credit facility.

Liquidity and Financing

We expect to meet our (i) operating cash requirements (including debt service and dividends) principally from cash flow from operations and (ii) capital requirements of $1.5 million of building expansion and improvements at our property tenanted by L-3 located in Hauppauge, New York, from cash flow from operations, our available cash and cash equivalents, proceeds from the sale of our common stock and, to the extent permitted, our credit facility.  We and our joint venture partner are also contemplating a significant redevelopment of our multi-tenant shopping center in Manahawkin, New Jersey—we anticipate that the capital expenditures that may be incurred if such property is redeveloped will be funded by the foregoing sources as well as equity contributions from us and our joint venture partner.

At June 30, 2018, excluding mortgage indebtedness of our unconsolidated joint ventures, we had 68 outstanding mortgages payable secured by 85 properties, in the aggregate principal amount of $395.4 million (before netting unamortized deferred financing costs).  These mortgages represent first liens on individual real estate investments with an aggregate carrying value of $626.6 million, before accumulated depreciation of $88.4 million.  After giving effect to interest rate swap agreements, the mortgage payments bear interest at fixed rates ranging from 3.02% to 6.45% (a 4.25% weighted average interest rate) and mature between 2018 and 2042 (an 8.5 year weighted average remaining term to maturity).

The following table sets forth, as of June 30, 2018, information with respect to our mortgage debt that is payable from July 1, 2018 through December 31, 2021 (excluding our unconsolidated joint ventures):

(Dollars in thousands)	2018	2019	2020	2021	Total
Amortization payments	$5,179	$11,824	$12,633	$13,046	$42,682
Principal due at maturity	2,890	3,485	—	8,463	14,838
Total	$8,069	$15,309	$12,633	$21,509	$57,520

At June 30, 2018, our unconsolidated joint ventures had first mortgages on two properties with outstanding balances aggregating $31.2 million, bearing interest rates of 3.49% and 4.0% (i.e., a 3.89% weighted average interest rate) and maturing in 2022 and 2025.  The mortgage in principal amount of $7.0 million, an interest rate of 3.49% and maturing in 2022, was paid off in connection with the July 2018 sale of the joint venture property in Milwaukee, Wisconsin.

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

Credit Facility

Subject to borrowing base requirements, we can borrow up to $100.0 million pursuant to our revolving credit facility which is available to us for the acquisition of commercial real estate, repayment of mortgage debt, property improvements and general working capital purposes; provided, that if used for property improvements and working capital purposes, the amount outstanding for such purposes will not exceed the lesser of $15.0 million and 15% of the borrowing base and if used for working capital purposes, will not exceed $10.0 million. The facility matures December 31, 2019 and bears interest equal to the one month LIBOR rate plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 300 basis points if such ratio is greater than 65%. The applicable margin was 175 basis points at June 30, 2018 and 2017. At June 30, 2018 and 2017, the interest rate was 3.80% and 2.87%, respectively.  There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $100 million. The credit facility requires the maintenance of $3.0 million in average deposit balances.

The terms of our revolving credit facility include certain restrictions and covenants which limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At June 30, 2018, we were in compliance with the covenants under this facility.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements other than with respect to our properties located in Lakemoor and Wheaton, Illinois and Beachwood, Ohio. These properties are ground leases improved by multi-family properties and generated $1.9 million of rental income during the six months ended June 30, 2018. At June 30, 2018, our maximum exposure to loss with respect to these properties is $34.0 million, representing the carrying value of the land; such leasehold positions are subordinate to an aggregate of $158.2 million of mortgage debt incurred by our tenants, the owner/operators of the multi-family properties. These owner/operators are affiliated with one another. We do not believe this type of off-balance sheet arrangement has been or will be material to our liquidity and capital resource positions. See Note 6 to our consolidated financial statements for additional information regarding these arrangements.

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

The table below provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
GAAP net income attributable to One Liberty Properties, Inc.	$4,517	$9,972	$10,368	$12,837
Add: depreciation and amortization of properties	5,165	5,111	10,263	10,585
Add: our share of depreciation and amortization of unconsolidated joint ventures	191	219	407	441
Add: amortization of deferred leasing costs	85	79	169	158
Deduct: gain on sale of real estate	—	(6,568)	(2,408)	(6,568)
Deduct: equity in earnings from sale of unconsolidated joint venture property	(71)	—	(71)	—
Adjustments for non-controlling interests	(27)	(35)	722	(69)
NAREIT funds from operations applicable to common stock	9,860	8,778	19,450	17,384
Deduct: straight-line rent accruals and amortization of lease intangibles	(499)	(218)	(1,025)	(404)
Add: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	10	8	20	16
Add: amortization of restricted stock compensation	856	915	1,682	1,657
Add: amortization and write-off of deferred financing costs	222	227	449	454
Add: our share of amortization and write-off of deferred financing costs of unconsolidated joint ventures	6	6	12	13
Adjustments for non-controlling interests	12	3	26	8
Adjusted funds from operations applicable to common stock	$10,467	$9,719	$20,614	$19,128

The table below provides a reconciliation of net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
GAAP net income per common share attributable to One Liberty Properties, Inc.	$.23	$.54	$.53	$.69
Add: depreciation and amortization of properties	.27	.27	.54	.57
Add: our share of depreciation and amortization of unconsolidated joint ventures	.01	.01	.02	.02
Add: amortization of deferred leasing costs	—	—	.01	.01
Deduct: gain on sale of real estate	—	(.35)	(.13)	(.35)
Deduct: equity in earnings from sale of unconsolidated joint venture property	—	—	—	—
Adjustments for non-controlling interests	—	—	.04	—
NAREIT funds from operations per share of common stock	.51	.47	1.01	.94
Deduct: straight-line rent accruals and amortization of lease intangibles	(.03)	(.01)	(.05)	(.02)
Add: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—	—	—
Add: amortization of restricted stock compensation	.05	.05	.09	.09
Add: amortization and write-off of deferred financing costs	.01	.01	.02	.02
Add: our share of amortization and write-off of deferred financing costs of unconsolidated joint ventures	—	—	—	—
Adjustments for non-controlling interests	—	—	—	—
Adjusted funds from operations per share of common stock	$.54	$.52	$1.07	$1.03

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

We use interest rate swaps to limit interest rate risk on variable rate mortgages. These swaps are used for hedging purposes-not for speculation. We do not enter into interest rate swaps for trading purposes.  At June 30, 2018, our aggregate liability in the event of the early termination of our swaps was $126,000.

At June 30, 2018, we had 29 interest rate swap agreements outstanding (including one held by an unconsolidated joint venture). The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of June 30, 2018, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have increased by approximately $6.7 million and the net unrealized gain on derivative instruments would have increased by $6.7 million.  If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have decreased by approximately $7.2 million and the net unrealized gain on derivative instruments would have decreased by $7.2 million. These changes would not have any impact on our net income or cash.

Our mortgage debt, after giving effect to interest rate swap agreements, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.

Our variable rate credit facility is sensitive to interest rate changes. At June 30, 2018, a 100 basis point increase of the interest rate on this facility would increase our related interest costs over the next twelve months by approximately $203,000 and a 100 basis point decrease of the interest rate would decrease our related interest costs over the next twelve months by approximately $203,000.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 6.  Exhibits

Exhibit No.	Title of Exhibit

10.1	Form of Performance Award Agreement granted July 2018.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ONE LIBERTY PROPERTIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: August 6, 2018	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: August 6, 2018	/s/ David W. Kalish
David W. Kalish
Senior Vice President and Chief Financial Officer
(principal financial officer)