Form 10-Q
period 2018-09-30
ONE LIBERTY PROPERTIES INC
filed 2018-11-08
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC   20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

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

As of November 1, 2018, the registrant had 19,387,581 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.   Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Real estate investments, at cost
Land	$199,509	$209,320
Buildings and improvements	584,804	566,007
Total real estate investments, at cost	784,313	775,327
Less accumulated depreciation	120,622	108,953
Real estate investments, net	663,691	666,374

Investment in unconsolidated joint ventures	10,283	10,723
Cash and cash equivalents	17,173	13,766
Restricted cash	379	443
Unbilled rent receivable, net of allowance of $1,440 and $0, respectively	13,407	14,125
Unamortized intangible lease assets, net	26,326	30,525
Escrow, deposits and other assets and receivables	11,178	6,630
Total assets(1)	$742,437	$742,586

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of $4,029 and $3,789 of deferred financing costs, respectively	$402,978	$393,157
Line of credit, net of $0 and $624 of deferred financing costs, respectively	—	8,776
Dividends payable	8,694	8,493
Accrued expenses and other liabilities	7,951	16,107
Unamortized intangible lease liabilities, net	15,308	17,551
Total liabilities (1)	434,931	444,084

Commitments and contingencies

Equity:
One Liberty Properties, Inc. stockholders’ equity: Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized; 18,669 and 18,261 shares issued and outstanding	18,669	18,261
Paid-in capital	284,772	275,087
Accumulated other comprehensive income	4,781	155
Accumulated (distributions in excess of net income) undistributed net income	(2,155)	3,257
Total One Liberty Properties, Inc. stockholders’ equity	306,067	296,760
Non-controlling interests in consolidated joint ventures (1)	1,439	1,742
Total equity	307,506	298,502
Total liabilities and equity	$742,437	$742,586

(1)         The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”).  See Note 6.  The consolidated balance sheets include the following amounts related to the Company’s consolidated VIEs: $14,722 and $17,844 of land, $27,893 and $31,789 of building and improvements, net of $3,867 and $3,811 of accumulated depreciation, $3,908 and $4,345 of other assets included in other line items, $27,143 and $32,252 of real estate debt, net, $2,459 and $2,885 of other liabilities included in other line items and $1,439 and $1,742 of non-controlling interests as of September 30, 2018 and December 31, 2017, respectively.

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental income, net	$17,193	$17,217	$52,501	$50,770
Tenant reimbursements	2,005	1,920	5,983	5,252
Lease termination fee	372	—	372	—
Total revenues	19,570	19,137	58,856	56,022

Operating expenses:
Depreciation and amortization	5,672	5,115	16,104	15,858
General and administrative (see Note 11 for related party information)	3,071	2,701	8,999	8,409
Real estate expenses (see Note 11 for related party information)	2,592	2,689	7,774	7,765
Federal excise and state taxes	59	90	286	401
Leasehold rent	77	77	231	231
Impairment loss	—	153	—	153
Total operating expenses	11,471	10,825	33,394	32,817

Other operating income
Gain on sale of real estate, net	4,585	3,269	6,993	9,837
Operating income	12,684	11,581	32,455	33,042

Other income and expenses:
Equity in earnings of unconsolidated joint ventures	173	212	716	663
Equity in earnings from sale of unconsolidated joint venture properties	1,986	—	2,057	—
Other income	7	57	17	399
Interest:
Expense	(4,448)	(4,459)	(13,195)	(13,380)
Amortization and write-off of deferred financing costs	(220)	(263)	(669)	(717)

Net income	10,182	7,128	21,381	20,007

Net income attributable to non-controlling interests	(35)	(23)	(866)	(65)
Net income attributable to One Liberty Properties, Inc.	$10,147	$7,105	$20,515	$19,942

Weighted average number of common shares outstanding:
Basic	18,646	18,000	18,521	17,859
Diluted	18,705	18,079	18,562	17,961

Per common share attributable to common stockholders:
Basic	$.53	$.38	$1.06	$1.07
Diluted	$.52	$.38	$1.06	$1.07

Cash distributions declared per share of common stock	$.45	$.43	$1.35	$1.29

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Net income	$10,182	$7,128	$21,381	$20,007

Other comprehensive gain
Net unrealized gain on derivative instruments	871	104	4,671	172
Reclassification of One Liberty Properties Inc.’s share of joint venture net realized gain on derivative instrument	—	—	(110)	—
One Liberty Properties Inc.’s share of joint venture net unrealized gain on derivative instruments	—	11	76	34
Other comprehensive gain	871	115	4,637	206

Comprehensive income	11,053	7,243	26,018	20,213
Net income attributable to non-controlling interests	(35)	(23)	(866)	(65)
Adjustment for derivative instruments attributable to non-controlling interests	(3)	(1)	(11)	(2)

Comprehensive income attributable to One Liberty Properties, Inc.	$11,015	$7,219	$25,141	$20,146

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated (distributions in excess of net income) undistributed net income	Non-Controlling Interests in Consolidated Joint Ventures	Total
Balances, December 31, 2016	$17,600	$262,511	$(1,479)	$11,501	$1,794	$291,927
Distributions — common stock
Cash - $1.29 per share	—	—	—	(23,899)	—	(23,899)
Shares issued through equity offering program — net	135	2,932	—	—	—	3,067
Restricted stock vesting	232	(232)	—	—	—	—
Shares issued through dividend reinvestment plan	147	3,210	—	—	—	3,357
Distributions to non-controlling interests	—	—	—	—	(148)	(148)
Compensation expense — restricted stock	—	2,341	—	—	—	2,341
Net income	—	—	—	19,942	65	20,007
Other comprehensive income	—	—	204	—	2	206
Balances, September 30, 2017	$18,114	$270,762	$(1,275)	$7,544	$1,713	$296,858

Balances, December 31, 2017	$18,261	$275,087	$155	$3,257	$1,742	$298,502
Distributions — common stock
Cash - $1.35 per share	—	—	—	(25,927)	—	(25,927)
Shares issued through equity offering program — net	126	3,044	—	—	—	3,170
Restricted stock vesting	106	(106)	—	—	—	—
Shares issued through dividend reinvestment plan	176	4,094	—	—	—	4,270
Distributions to non-controlling interests	—	—	—	—	(1,180)	(1,180)
Compensation expense — restricted stock	—	2,653	—	—	—	2,653
Net income	—	—	—	20,515	866	21,381
Other comprehensive income	—	—	4,626	—	11	4,637
Balances, September 30, 2018	$18,669	$284,772	$4,781	$(2,155)	$1,439	$307,506

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$21,381	$20,007
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	(6,993)	(9,837)
Impairment loss	—	153
Increase in unbilled rent receivable	(841)	(509)
Write-off of unbilled rent receivable	74	362
Bad debt expense	—	310
Provision for unbilled rent receivable	1,440	—
Amortization and write-off of intangibles relating to leases, net	(1,605)	(654)
Amortization of restricted stock expense	2,653	2,341
Equity in earnings of unconsolidated joint ventures	(716)	(663)
Equity in earnings from sale of unconsolidated joint venture properties	(2,057)	—
Distributions of earnings from unconsolidated joint ventures	2,328	584
Depreciation and amortization	16,104	15,858
Amortization and write-off of deferred financing costs	669	717
Payment of leasing commissions	(254)	(67)
(Increase) decrease in escrow, deposits, other assets and receivables	(1,154)	273
(Decrease) increase in accrued expenses and other liabilities	(1,400)	1,264
Net cash provided by operating activities	29,629	30,139

Cash flows from investing activities:
Purchase of real estate	(18,452)	(35,443)
Improvements to real estate	(6,829)	(2,321)
Net proceeds from sale of real estate	17,417	24,093
Distributions of capital from unconsolidated joint ventures	852	298
Net cash used in investing activities	(7,012)	(13,373)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(8,072)	(7,808)
Repayment of mortgages payable	(12,731)	(11,541)
Proceeds from mortgage financings	30,863	21,210
Proceeds from sale of common stock, net	3,170	3,067
Proceeds from bank line of credit	28,500	34,500
Repayment on bank line of credit	(37,900)	(38,100)
Issuance of shares through dividend reinvestment plan	4,270	3,357
Payment of financing costs	(675)	(150)
Distributions to non-controlling interests	(1,180)	(148)
Cash distributions to common stockholders	(25,726)	(23,652)
Net cash used in financing activities	(19,481)	(19,265)

Net increase (decrease) in cash, cash equivalents and restricted cash	3,136	(2,499)
Cash, cash equivalents and restricted cash at beginning of year	14,668	18,450
Cash, cash equivalents and restricted cash at end of period	$17,804	$15,951

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

	Nine Months Ended September 30,
	2018	2017
Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$13,196	$13,350

Supplemental schedule of non-cash investing activities:
Purchase accounting allocation — intangible lease assets	$—	$4,009
Purchase accounting allocation — intangible lease liabilities	—	(158)

See accompanying notes to consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2018

Note 1 — Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland.  OLP is a self-administered and self-managed real estate investment trust (“REIT”).  OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of industrial, retail (including furniture stores and supermarkets), restaurant, health and fitness, and theater properties, many of which are subject to long-term net leases.  As of September 30, 2018, OLP owns 118 properties, including five properties owned by consolidated joint ventures and four properties owned by unconsolidated joint ventures. The 118 properties are located in 30 states.

Note 2 — Summary Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The results of operations for the three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in OLP’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

September 30, 2018 (Continued)

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

The Company periodically reviews its investments in unconsolidated joint ventures for other-than-temporary losses in investment value. Any decline that is not expected to be recovered based on the underlying assets of the investment is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. During the three and nine months ended September 30, 2018 and 2017, there were no impairment charges related to the Company’s investments in unconsolidated joint ventures.

The Company has elected to follow the cumulative earnings approach when assessing, for the consolidated statement of cash flows, whether the distribution from the investee is a return of the investor’s investment as compared to a return on its investment. The source of the cash generated by the investee to fund the distribution is not a factor in the analysis (that is, it does not matter whether the cash was generated through investee refinancing, sale of assets or operating results). Consequently, the investor only considers the relationship between the cash received from the investee to its equity in the undistributed earnings of the investee, on a cumulative basis, in assessing whether the distribution from the investee is a return on or a return of its investment. Cash received from the unconsolidated entity is presumed to be a return on the investment to the extent that, on a cumulative basis, distributions received by the investor are less than its share of the equity in the undistributed earnings of the entity.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2018 (Continued)

Note 2 — Summary Accounting Policies (Continued)

Reclassifications

Certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current period’s presentation.  Such reclassifications primarily relate to the presentation of (i) Gain on sale of real estate, net, on the consolidated statement of income for the three and nine months ended September 30, 2017 and (ii) restricted cash on the consolidated statement of cash flows for the nine months ended September 30, 2017.

The Company has included Gain on sale of real estate, net, as a component of Operating income, to present gains and losses on sales of properties in accordance with ASC 360-10-45-5. The change was made for the prior periods as the Securities and Exchange Commission has eliminated Rule 3-15(a) of Regulation S-X as part of Release Nos. 33-10532, 34-83875 and IC-33203, which had required REITs to present gains and losses on sales of properties outside of continuing operations in the income statement.

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

	Nine Months Ended September 30, 2017
	As Reported	As Adjusted
Decrease in escrow, deposits, and other assets and receivables	$165	$273
Increase in accrued expenses and other liabilities	1,377	1,264
Net decrease in cash, cash equivalents and restricted cash	(2,494)	(2,499)
Cash, cash equivalents and restricted cash at beginning of year	17,420	18,450
Cash, cash equivalents and restricted cash at end of period	14,926	15,951

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (amounts in thousands):

	September 30,
	2018	2017
Cash and cash equivalents	$17,173	$14,926
Restricted cash	379	530
Restricted cash included in escrow, deposits and other assets and receivables	252	495
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$17,804	$15,951

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2018 (Continued)

Note 2 — Summary Accounting Policies (Continued)

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

Note 3 — Earnings Per Common Share

Basic earnings per share was determined by dividing net income allocable to common stockholders for each period by the weighted average number of shares of common stock outstanding during the applicable period. Net income is also allocated to the unvested restricted stock outstanding during each period, as the unvested restricted stock is entitled to receive dividends and is therefore considered a participating security. As of September 30, 2018, the shares of common stock underlying the restricted stock units awarded under the 2016 Incentive Plan are excluded from the basic earnings per share calculation, as these units are not participating securities. The restricted stock units issued pursuant to the 2009 and 2016 Incentive Plans are referred to as “RSUs”.

Diluted earnings per share reflects the potential dilution that could occur if securities or other rights exercisable for, or convertible into, common stock were exercised or converted or otherwise resulted in the issuance of common stock that shared in the earnings of the Company.

The following table identifies the number of shares of common stock underlying the RSUs awarded under the 2016 Incentive Plan that are included in the calculation of diluted weighted average number of shares of common stock:

		Three and Nine Months Ended September 30, 2018			Three and Nine Months Ended September 30, 2017
Date of Award and Total Number of Underlying Shares		Return on Capital metric	Stockholder Return metric	Total	Return on Capital metric	Stockholder Return metric	Total
September 26, 2017
76,250 shares	(a)	33,524	38,125	71,649	38,125	—	38,125
July 1, 2018
76,250 shares	(b)	30,929	—	30,929	n/a	n/a	n/a
		64,453	38,125	102,578	38,125	—	38,125

(a)         Includes shares that would be issued pursuant to the respective metrics, assuming the end of the quarterly period was the June 30, 2020 vesting date. None of the remaining 4,601 shares and 38,125 shares are included at September 30, 2018 and 2017, respectively, as the applicable metrics had not been met for these shares.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2018 (Continued)

Note 3 — Earnings Per Common Share (Continued)

(b)         Includes shares that would be issued pursuant to the respective metrics, assuming the end of the quarterly period was the June 30, 2021 vesting date. None of the remaining 45,321 shares are included at September 30, 2018, as the applicable metrics had not been met for these shares.

In 2010, RSUs exchangeable for up to 200,000 shares of common stock were awarded pursuant to the 2009 Incentive Plan.  In June 2017, 113,584 of these shares vested and such shares were issued in August 2017.

See Note 14 for information regarding the Company’s equity incentive plans.

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator for basic and diluted earnings per share:
Net income	$10,182	$7,128	$21,381	$20,007
Less net income attributable to non-controlling interests	(35)	(23)	(866)	(65)
Less earnings allocated to unvested restricted stock (a)	(342)	(263)	(879)	(796)
Net income available for common stockholders: basic and diluted	$9,805	$6,842	$19,636	$19,146

Denominator for basic earnings per share:
Weighted average number of common shares	18,646	18,000	18,521	17,859
Effect of dilutive securities:
RSUs	59	79	41	102
Denominator for diluted earnings per share:
Weighted average number of shares	18,705	18,079	18,562	17,961

Earnings per common share, basic	$.53	$.38	$1.06	$1.07
Earnings per common share, diluted	$.52	$.38	$1.06	$1.07

(a)         Represents an allocation of distributed earnings to unvested restricted stock which, as participating securities, are entitled to receive dividends.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2018 (Continued)

Note 4 — Real Estate Acquisitions

The following chart details the Company’s acquisitions of real estate during the nine months ended September 30, 2018 (amounts in thousands):

Description of Property	Date Acquired	Contract Purchase Price	Terms of Payment	Capitalized Third Party Real Estate Acquisition Costs
Campania International/U.S. Tape industrial facility,
Pennsburg, Pennsylvania	March 28, 2018	$12,675	All cash (a)	$227
Plymouth Industries industrial facility,
Plymouth, Minnesota	June 7, 2018	5,500	All cash (b)	50
Totals		$18,175		$277

(a)         In July 2018, the Company obtained new mortgage debt of $8,238.

(b)         In September 2018, the Company obtained new mortgage debt of $3,325.

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

The following chart details the allocation of the purchase price for the Company’s acquisitions of real estate during the nine months ended September 30, 2018 (amounts in thousands):

			Building
Description of Property	Land	Building	Improvements	Total
Campania International/U.S. Tape industrial facility,
Pennsburg, Pennsylvania	$1,776	$10,399	$727	$12,902
Plymouth Industries industrial facility,
Plymouth, Minnesota	1,121	4,306	123	5,550
Totals	$2,897	$14,705	$850	$18,452

Property Acquisitions Subsequent to September 30, 2018

On October 19, 2018, the Company acquired, in a sale-leaseback transaction, an industrial/office property, located in Englewood, Colorado for $12,800,000.  The initial term of the lease is twelve years.

On November 1, 2018, the Company acquired an industrial property, located in Moorestown, New Jersey for $7,350,000.  The initial term of the lease is 9.5 years.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2018 (Continued)

Note 5 — Sales of Properties

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

The following chart details the Company’s sales of real estate during the nine months ended September 30, 2018 and 2017 (amounts in thousands):

Description of Property	Date Sold	Gross Sales Price	Gain on Sale of Real Estate, Net
Retail property,
Fort Bend, Texas (a)	January 30, 2018	$9,200	$2,408
Land,
Lakemoor, Illinois	September 14, 2018	8,459	4,585	(b)
Totals — nine months ended September 30, 2018		$17,659	$6,993

Retail property,
Greenwood Village, Colorado	May 8, 2017	$9,500	$6,568
Retail property,
Kansas City, Missouri (c)	July 14, 2017	10,250	2,180
Retail property,
Niles, Illinois	August 31, 2017	5,000	1,089
Totals — nine months ended September 30, 2017		$24,750	$9,837

(a)         This property was owned by a consolidated joint venture in which the Company held an 85% interest. The non-controlling interest’s share of the gain was $776.

(b)         Includes $5,717, representing the unamortized balance of a $5,906 fixed rent payment which was received and recorded as deferred income in November 2017 and was to be included in rental income over the term of the lease.

(c)          See Note 15 for information on the early termination of the interest rate swap derivative associated with the mortgage that was paid off on this property.

The Company determined it would recognize the full gain on the sales of the Fort Bend, Texas and Lakemoor, Illinois properties in accordance with ASC 610-20 as the Company has no (i) controlling financial interest in either of the properties and (ii) continuing interest or obligation with respect to the properties sold.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2018 (Continued)

Note 6 — Variable Interest Entities, Contingent Liabilities and Consolidated Joint Ventures

Variable Interest Entities — Ground Leases

The Company determined that with respect to the properties identified in the table below, it has a variable interest through its ground leases and the two owner/operators (which are affiliated with one another) are VIEs because their equity investment at risk is insufficient to finance its activities without additional subordinated financial support. The Company further determined that it is not the primary beneficiary of these VIEs because the Company has shared power over certain activities that most significantly impact the owner/operator’s economic performance (i.e., shared rights on the sale of the property) and therefore, does not consolidate these VIEs for financial statement purposes. Accordingly, the Company accounts for these investments as land and the revenues from the ground leases as Rental income, net. Such rental income amounted to $925,000 and $2,872,000 for the three and nine months ended September 30, 2018, respectively, and $954,000 and $2,758,000 for the three and nine months ended September 30, 2017, respectively.  Included in these amounts is rental income from a previously held VIE property in Lakemoor, Illinois, which the Company sold in September 2018 (see Note 5), amounting to $214,000 and $800,000 for the three and nine months ended September 30, 2018, respectively, and $282,000 and $862,000 for the three and nine months ended September 30, 2017, respectively.

The following chart details the VIEs through the Company’s ground leases and the aggregate carrying amount and maximum exposure to loss as of September 30, 2018 (dollars in thousands):

Description of Property(a)	Date Acquired	Land Contract Purchase Price	# Units in Apartment Complex	Owner/ Operator Mortgage from Third Party(b)	Type of Exposure	Carrying Amount and Maximum Exposure to Loss
The Briarbrook Village Apartments,
Wheaton, Illinois	August 2, 2016	$10,530	342	$39,411	Land	$10,536
The Vue Apartments,
Beachwood, Ohio	August 16, 2016	13,896	348	67,444	Land	13,901
Totals		$24,426	690	$106,855		$24,437

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

Pursuant to the terms of the ground lease for the Wheaton, Illinois property, the owner/operator is obligated to make certain unit renovations as and when units become vacant. Cash reserves to cover such renovation work, received by the Company in conjunction with the purchase of the property, are disbursed when the unit renovations are completed. The related cash reserve balance for this property was $379,000 and $443,000 at September 30, 2018 and December 31, 2017, respectively, and is classified as Restricted cash on the consolidated balance sheets.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2018 (Continued)

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

The following is a summary of the consolidated VIEs’ carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	September 30, 2018	December 31, 2017 (a)
Land	$14,722	$17,844
Buildings and improvements, net of accumulated depreciation of $3,867 and $3,811, respectively	27,893	31,789
Cash	902	1,145
Unbilled rent receivable	1,196	1,011
Unamortized intangible lease assets, net	932	1,241
Escrow, deposits and other assets and receivables	878	948
Mortgages payable, net of unamortized deferred financing costs of $407 and $442, respectively	27,143	32,252
Accrued expenses and other liabilities	689	870
Unamortized intangible lease liabilities, net	1,770	2,015
Accumulated other comprehensive income (loss)	117	(1)
Non-controlling interests in consolidated joint ventures	1,439	1,742

(a)         Includes a consolidated joint venture, in which the Company held an 85% interest, located in Fort Bend, Texas which was sold in January 2018 (see Note 5).

At September 30, 2018 and December 31, 2017, MCB Real Estate, LLC and its affiliates (‘‘MCB’’) are the Company’s joint venture partner in four consolidated joint ventures in which the Company has aggregate equity investments of approximately $9,859,000 and $9,705,000, respectively.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2018 (Continued)

Note 6 — Variable Interest Entities, Contingent Liabilities and Consolidated Joint Ventures (Continued)

Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and may not be pro rata to the equity interest each partner has in the applicable venture.

Note 7 — Investment in Unconsolidated Joint Ventures

On July 31, 2018, an unconsolidated joint venture sold its property located in Milwaukee, Wisconsin for $12,813,000, net of closing costs, and paid off the related $6,970,000 mortgage. The Company’s 50% share of the gain from this sale was $1,986,000, which is included in Equity in earnings from sale of unconsolidated joint venture properties on the consolidated statements of income for the three and nine months ended September 30, 2018.

On April 5, 2018, an unconsolidated joint venture sold its building and a portion of its land, located in Savannah, Georgia for $2,600,000, net of closing costs. The Company’s 50% share of the gain from this sale was $71,000, which is included in Equity in earnings from sale of unconsolidated joint venture properties on the consolidated statement of income for the nine months ended September 30, 2018. The unconsolidated joint venture retained approximately five acres of land at this property.

The Company’s remaining four unconsolidated joint ventures each own and operate one property.  At September 30, 2018 and December 31, 2017, the Company’s equity investment in unconsolidated joint ventures totaled $10,283,000 and $10,723,000, respectively.  In addition to the equity in earnings from the sale of properties of $2,057,000 in 2018, the Company recorded equity in earnings of $173,000 and $716,000 for the three and nine months ended September 30, 2018, respectively, and $212,000 and $663,000 for the three and nine months ended September 30, 2017, respectively.  Included in equity in earnings from unconsolidated joint ventures for the nine months ended September 30, 2018 is income of $110,000 related to the discontinuance of hedge accounting on a mortgage swap related to the unconsolidated joint venture property, located in Milwaukee, Wisconsin, that was sold in July 2018 (see above and Note 15).

At September 30, 2018, MCB is the Company’s joint venture partner in one of these unconsolidated joint ventures in which the Company has an equity investment of $8,534,000.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2018 (Continued)

Note 8 — Lease Termination Fee

In July 2018, the Company received a $372,000 lease termination fee from a retail tenant in a lease buy-out transaction.  In addition, the Company recorded $804,000 as rental income, representing the write-off of the $878,000 balance of the unamortized intangible lease liability, offset in part by the write-off of the $74,000 balance of the unbilled rent receivable related to this tenant.  The Company re-leased this property simultaneously with the termination of the lease.

Note 9 — Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of a tenant to make required rent and other payments.  If the financial condition of a specific tenant were to deteriorate, adversely impacting its ability to make payments, allowances may be required.  At September 30, 2018, due to the uncertainty with respect to the collection of the unbilled rent receivable related to a property located in Texas, the Company recorded an allowance of $1,440,000, as a reduction to rental income, representing the entire balance of such receivable. There was no balance in allowance for doubtful accounts at December 31, 2017.

The Company records bad debt expense as a reduction of rental income and/or tenant reimbursements. There was no bad debt expense in the three and nine months ended September 30, 2018.  During the nine months ended September 30, 2017, the Company recorded bad debt expense of $310,000, related to rental income and tenant reimbursements due from former tenants that filed for Chapter 11 bankruptcy protection.  In connection with these tenants, the Company wrote-off (i) $362,000 of unbilled rent receivable and $67,000 of unamortized intangible lease assets as a reduction to rental income and (ii) $884,000 of tenant origination costs as an increase to depreciation expense.

Impairment Loss

In November 2017, the Company sold its property formerly tenanted by Joe’s Crab Shack, located in Ann Arbor, Michigan. As the sales price was less than the net book value, the Company determined that the property was impaired and recorded an impairment loss of $153,000, representing the difference, at September 30, 2017, between the net sales price and the net book value. The impairment loss is included in the accompanying consolidated statements of income for the three and nine months ended September 30, 2017.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2018 (Continued)

Note 10 — Debt Obligations

Mortgages Payable

The following table details the Mortgages payable, net, balances per the consolidated balance sheets (amounts in thousands):

	September 30, 2018	December 31, 2017
Mortgages payable, gross	$407,007	$396,946
Unamortized deferred financing costs	(4,029)	(3,789)
Mortgages payable, net	$402,978	$393,157

Line of Credit

The Company has a credit facility with Manufacturers & Traders Trust Company, People’s United Bank, VNB New York, LLC, and Bank Leumi USA, pursuant to which the Company may borrow up to $100,000,000, subject to borrowing base requirements.  The facility, which matures December 31, 2019, provides that the Company pay an interest rate equal to the one month LIBOR rate plus an applicable margin ranging from 175 basis points to 300 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility.  At September 30, 2018 and 2017, the applicable margin was 175 basis points.  An unused facility fee of .25% per annum applies to the facility.  The average interest rate on the facility was approximately 3.62% and 2.83% for the nine months ended September 30, 2018 and 2017, respectively.  The Company was in compliance with all covenants at September 30, 2018.

The following table details the Line of credit, net, balances per the consolidated balance sheets (amounts in thousands):

	September 30, 2018 (a)	December 31, 2017
Line of credit, gross	$—	$9,400
Unamortized deferred financing costs	—	(624)
Line of credit, net	$—	$8,776

(a)         In accordance with ASU 2015-15, as there was no balance outstanding on the Line of credit, the Company reclassified the related unamortized deferred financing costs of $390 to Escrow, deposits, and other assets and receivables on the consolidated balance sheet at September 30, 2018.

At November  2, 2018, there was an outstanding balance of $4,000,000 (before unamortized deferred financing costs) under the facility.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2018 (Continued)

Note 11 — Related Party Transactions

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

In consideration for the services described above, the Company paid Majestic $687,000 and $2,054,000 for the three and nine months ended September 30, 2018, respectively, and $667,000 and $1,996,000 for the three and nine months ended September 30, 2017, respectively.  Included in these fees are $307,000 and $915,000 of property management costs for the three and nine months ended September 30, 2018, respectively, and $287,000 and $857,000 for the three and nine months ended September 30, 2017, respectively.  The property management fee portion of the compensation and services agreement is paid based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively. The Company does not pay Majestic property management fees with respect to properties managed by third parties. Majestic credits against the fees due to it under the compensation and services agreement any management or other fees received by it from any joint venture in which the Company is a joint venture partner. The compensation and services agreement also provides for an additional payment to Majestic of $54,000 and $162,000 in each of the three and nine months ended September 30, 2018 and 2017, respectively, for the Company’s share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies. The Company does not pay any fees or expenses to Majestic for such services except for the fees described in this paragraph.

Executive officers and others providing services to the Company under the compensation and services agreement were awarded shares of restricted stock and RSUs under the Company’s stock incentive plans (described in Note 14). The related expense charged to the Company’s operations was $483,000 and $1,332,000 for the three and nine months ended September 30, 2018, respectively, and $361,000 and $1,128,000 for the three and nine months ended September 30, 2017, respectively.

The fees paid under the compensation and services agreement (except for the property management fees which are included in Real estate expenses) and the costs of the stock incentive plans are included in General and administrative expense on the consolidated statements of income for the three and nine months ended September 30, 2018 and 2017.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2018 (Continued)

Note 11 — Related Party Transactions (Continued)

Joint Venture Partners and Affiliates

The Company paid an aggregate of $21,000 and $86,000 for the three and nine months ended September 30, 2018, respectively, and $30,000 and $112,000 for the three and nine months ended September 30, 2017, respectively, to its consolidated joint venture partners or their affiliates (none of whom are officers, directors or employees of the Company) for property management fees, which are included in Real estate expenses on the consolidated statements of income.

The Company’s unconsolidated joint ventures paid management fees of $39,000 and $135,000 for the three and nine months ended September 30, 2018, respectively, and $45,000 and $132,000 for the three and nine months ended September 30, 2017, respectively, to the other partner of the venture, which reduced Equity in earnings of $19,000 and $67,000 for the three and nine months ended September 30, 2018, respectively, and $22,000 and $66,000 for the three and nine months ended September 30, 2017, respectively.

Other

During 2018 and 2017, the Company paid quarterly fees of $69,000 to the Company’s chairman and $27,500 to the Company’s vice-chairman. These fees are included in General and administrative expenses on the consolidated statements of income.

The Company obtains its property insurance in conjunction with Gould Investors L.P. (“Gould Investors”), a related party, and reimburses Gould Investors annually for the Company’s insurance cost relating to its properties.  Amounts reimbursed to Gould Investors were $912,000 during the three and nine months ended September 30, 2018 and $782,000 during the three and nine months ended September 30, 2017.  Included in Real estate expenses on the consolidated statements of income is insurance expense of $241,000 and $646,000 for the three and nine months ended September 30, 2018, respectively, and $204,000 and $551,000 for the three and nine months ended September 30, 2017, respectively.  The balance of the amounts reimbursed to Gould Investors represents prepaid insurance at September 30, 2018 and is included in Other assets on the consolidated balance sheets.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2018 (Continued)

Note 12 — Common Stock Cash Dividend

On September 13, 2018, the Board of Directors declared a quarterly cash dividend of $.45 per share on the Company’s common stock, totaling $8,694,000. The quarterly dividend was paid on October 4, 2018 to stockholders of record on September 25, 2018.

Note 13 — Shares Issued through Equity Offering Program

During the nine months ended September 30, 2018, the Company sold 126,300 shares for proceeds of $3,245,000, net of commissions of $33,000, and incurred offering costs of $75,000 for professional fees.

Note 14 — Stock Based Compensation

The Company’s 2016 Incentive Plan (‘‘Plan’’), approved by the Company’s stockholders in June 2016, permits the Company to grant, among other things, stock options, restricted stock,  RSUs, performance share awards and dividend equivalent rights and any one or more of the foregoing to its employees, officers, directors and consultants. A maximum of 750,000 shares of the Company’s common stock is authorized for issuance pursuant to this Plan.  As of September 30, 2018, (i) restricted stock awards with respect to 284,850 shares had been issued, of which 300 shares were forfeited and 3,000 shares had vested, and (ii) as further described below, RSUs with respect to 152,500 shares had been issued and are outstanding.

Under the Company’s 2012 Incentive Plan, as of September 30, 2018, 500,700 shares had been issued, of which 3,550 shares were forfeited and 127,450 shares had vested. No additional awards may be granted under this plan.

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

In each of 2017 and 2018, the Company granted RSUs exchangeable for up to 76,250 shares of common stock upon satisfaction, through June 30, 2020 and June 30, 2021, respectively, of specified conditions.  Specifically, up to 50% of these RSUs vest upon achievement of metrics related to average annual total stockholder return (the “TSR Awards”), which metrics meet the definition of a market condition, and up to 50% vest upon achievement of metrics related to average annual return on capital (the “ROC Awards”), which metrics meet the definition of a performance condition.  The holders of the RSUs are not entitled to dividends or to vote the underlying shares until such RSUs vest and shares are issued. Accordingly, the shares underlying these RSUs are not

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2018 (Continued)

Note 14 — Stock Based Compensation (Continued)

included in the shares shown as outstanding on the balance sheet. For the TSR awards, a third party appraiser prepared a Monte Carlo simulation pricing model to determine the fair value, which is recognized ratably over the service period. The Monte Carlo valuation consisted of computing the grant date fair value of the awards using the Company’s simulated stock price. For the July 2018 TSR awards, the per unit or share fair value was estimated using the following assumptions: an expected life of three years, a dividend rate of 6.82%, a risk-free interest rate of 2.18% - 2.70% and an expected price volatility of 22.29% - 25.99%. The expected price volatility was calculated based on historical and implied volatility. For the ROC Awards, the fair value is based on the market value on the date of grant and the performance assumptions are re-evaluated quarterly. Expense is not recognized on the RSUs which the Company does not expect to vest as a result of service conditions or the Company’s performance expectations.

As of September 30, 2018, based on performance and market assumptions, the fair value of the RSUs granted in 2017 and 2018 is $1,066,000 and $1,136,000, respectively. Recognition of such deferred compensation expense will be charged to General and administrative expense over the respective three year performance cycle.  None of these RSUs were forfeited or vested during the nine months ended September 30, 2018.

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

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2018 (Continued)

Note 14 — Stock Based Compensation (Continued)

The following is a summary of the activity of the equity incentive plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Restricted stock grants:
Number of shares	—	—	144,750	140,100
Average per share grant price	—	—	$25.31	$24.75
Deferred compensation to be recognized over vesting period	—	—	$3,664,000	$3,467,000

Number of non-vested shares:
Non-vested beginning of period	651,500	612,900	612,900	591,750
Grants	—	—	144,750	140,100
Vested during period	—	—	(106,000)	(118,450)
Forfeitures	(250)	—	(400)	(500)
Non-vested end of period	651,250	612,900	651,250	612,900

RSU grants:
Number of underlying shares	76,250	76,250	76,250	76,250
Average per share grant price	$26.41	$24.03	$26.41	$24.03
Deferred compensation to be recognized over vesting period	$1,136,000	$919,000	$1,136,000	$919,000

Number of non-vested shares:
Non-vested beginning of period	76,250	—	76,250	200,000
Grants	76,250	76,250	76,250	76,250
Vested during period	—	—	—	(113,584)
Forfeitures	—	—	—	(86,416)
Non-vested end of period	152,500	76,250	152,500	76,250

Restricted stock and RSU grants:
Weighted average per share value of non-vested shares (based on grant price)	$23.83	$22.89	$23.83	$22.89
Value of stock vested during the period (based on grant price)	$—	$—	$2,289,000	$3,008,000
Weighted average per share value of shares forfeited during the period (based on grant price)	$23.39	$—	$23.59	$8.37

The total charge to operations:
Outstanding restricted stock grants	$763,000	$684,000	$2,263,000	$2,255,000
Outstanding RSUs	208,000	—	390,000	86,000
Total charge to operations	$971,000	$684,000	$2,653,000	$2,341,000

As of September 30, 2018, total compensation costs of $7,581,000 and $1,717,000 related to non-vested restricted stock awards and RSUs, respectively, have not yet been recognized.  These compensation costs will be charged to General and administrative expense over the remaining respective vesting periods. The weighted average vesting period is 2.4 years for the restricted stock and 2.3 years for the RSUs.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2018 (Continued)

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

At September 30, 2018, the $392,836,000 estimated fair value of the Company’s mortgages payable is less than their $407,007,000 carrying value (before unamortized deferred financing costs) by approximately $14,171,000 assuming a blended market interest rate of 4.90% based on the 8.5 year weighted average remaining term to maturity of the mortgages.  At December 31, 2017, the $397,103,000 estimated fair value of the Company’s mortgages payable is greater than their $396,946,000 carrying value (before unamortized deferred financing costs) by approximately $157,000 assuming a blended market interest rate of 4.25% based on the 8.7 year weighted average remaining term to maturity of the mortgages.

At September 30, 2018 and December 31, 2017, the carrying amount of the Company’s line of credit (before unamortized deferred financing costs) of $0 and $9,400,000, respectively, approximates its fair value.

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

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2018 (Continued)

Note 15 — Fair Value Measurements (Continued)

Fair Value on a Recurring Basis

The fair value of the Company’s derivative financial instruments, using Level 2 inputs, was determined to be the following (amounts in thousands):

	As of	Carrying and Fair Value
Financial assets:
Interest rate swaps	September 30, 2018	$4,793
	December 31, 2017	1,615
Financial liabilities:
Interest rate swaps	September 30, 2018	$—
	December 31, 2017	1,492

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty. As of September 30, 2018, the Company has assessed and determined the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company determined its derivative valuation is classified in Level 2 of the fair value hierarchy.

As of September 30, 2018, the Company had entered into 28 interest rate derivatives, all of which were interest rate swaps, related to 28 outstanding mortgage loans with an aggregate $130,100,000 notional amount and mature between 2019 and 2028 (weighted average remaining term to maturity of 6.4 years).  Such interest rate swaps, all of which were designated as cash flow hedges, converted LIBOR based variable rate mortgages to fixed annual rate mortgages (with interest rates ranging from 3.02% to 5.38% and a weighted average interest rate of 4.13% at September 30, 2018).  The fair values of the Company’s derivatives in asset and liability positions are reflected as other assets or other liabilities on the consolidated balance sheets.

In connection with the sale of two unconsolidated joint venture properties located in Savannah, Georgia and Milwaukee, Wisconsin, the Company terminated two interest rate swaps when the related mortgages were paid off in April 2018 and July 2018, respectively (see Note 7). See discussion below for the discontinuation of hedge accounting on one of these interest rate swaps during the nine months ended September 30, 2018.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2018 (Continued)

Note 15 — Fair Value Measurements (Continued)

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
One Liberty Properties, Inc. and Consolidated subsidiaries
Amount of gain (loss) recognized on derivatives in Other comprehensive income	$827	$(248)	$4,336	$(1,234)
Amount of reclassification from Accumulated other comprehensive income into Interest expense	(44)	(352)	(335)	(1,406)

Unconsolidated Joint Ventures (Company’s share)
Amount of gain (loss) recognized on derivatives in Other comprehensive income	$—	$(2)	$69	$(14)
Amount of reclassification from Accumulated other comprehensive income into Equity in earnings of unconsolidated joint ventures	—	(13)	103	(48)

During the nine months ended September 30, 2018 and 2017, the Company (including one of its unconsolidated joint ventures) discontinued hedge accounting on two interest rate swaps as the forecasted hedged transactions were no longer probable of occurring. As a result, during the nine months ended September 30, 2018 and 2017, the Company reclassified $110,000 and $118,000 of realized gain and loss, respectively, from Accumulated other comprehensive income to earnings.  No gain or loss was recognized with respect to amounts excluded from effectiveness testing on the Company’s cash flow hedges for the three and nine months ended September 30, 2018 and 2017.

During the twelve months ending September 30, 2019, the Company estimates an additional $503,000 will be reclassified from other Accumulated other comprehensive income as a decrease to Interest expense.

The derivative agreements in effect at September 30, 2018 provide that if the wholly-owned subsidiary of the Company which is a party to the agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, then the Company could be held liable for such swap breakage losses, if any.

As of December 31, 2017, the fair value of the derivatives in a liability position, including accrued interest of $53,000, but excluding any adjustments for nonperformance risk, was approximately $1,638,000.  In the event the Company had breached any of the contractual provisions of the derivative contracts, it would have been required to settle its obligations thereunder at their termination liability value of $1,638,000.  This termination liability value, net of adjustments for nonperformance risk of $93,000, is included in Accrued expenses and other liabilities on the consolidated balance sheet at December 31, 2017.  At September 30, 2018, there were no derivatives in a liability position.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2018 (Continued)

Note 16 — Commitments

As of September 30, 2018, the remaining amount the Company is contractually required to expend for building expansion and improvements at its property tenanted by L-3 Technologies, located in Hauppauge, New York, is approximately $960,000.

Note 17 — New Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements.  The Company is evaluating the new guidance to determine if, and to the extent, it will impact the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments made to non-employees so that the accounting for such payments is substantially the same as those made to employees, with certain exceptions. Under this ASU, equity-classified share-based awards to non-employees will be measured at fair value on the grant date of the awards and entities will assess the probability of satisfying performance conditions if any are present.  Awards will continue to be classified according to ASC 718 upon vesting which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees, unless the award is modified after the service has been rendered, any other conditions necessary to earn the right to benefit from the instruments have been satisfied, and the nonemployee is no longer providing services. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The Company early adopted this guidance on July 1, 2018 using the modified retrospective transition method. The adoption of ASU 2018-07 did not have an impact on the Company’s consolidated financial statements.

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

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2018 (Continued)

Note 17 — New Accounting Pronouncements (Continued)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how  entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current “incurred loss” model with an “expected loss” approach. The guidance is effective for fiscal years, and interim periods within those fiscal years,  beginning after December 15, 2019. Early adoption is permitted after December 2018. The Company is evaluating the new guidance to determine if, and to the extent, it will impact the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, and in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, and 2018-10, Codification Improvements to Topic 842, Leases.  These standards require lessees to recognize (i) lease assets and lease liabilities for those leases which were previously classified as operating leases under ASC 840, Leases, and (ii) expense based on the effective interest method for finance leases or on a straight-line basis for operating leases.  Lessor accounting, inclusive of the effect of a practical expedient offered in ASU No. 2018-11 (which the Company expects to adopt and apply to most of its leases), which allows lessors to not separate non-lease components from the related lease components under certain conditions, will remain largely unchanged as under the previous standard, ASC 840. The Company is currently evaluating these new standards but does not expect them to have a significant effect on its consolidated financial statements. The effective date of these standards will be fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption is permitted. The Company will adopt these standards effective as of January 1, 2019 using the modified retrospective approach and anticipates electing the package of practical expedients that allows an entity to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new model requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU No. 2014-09 by one year. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations.  ASU No. 2014-09, ASU No. 2015-14 and ASU No. 2016-08 are herein collectively referred to as the “New Revenue Recognition Standards”. The Company adopted the New Revenue Recognition Standards on January 1, 2018 using the modified retrospective transition method.  The Company’s main

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2018 (Continued)

Note 17 — New Accounting Pronouncements (Continued)

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

Note 18 — Subsequent Events

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

We acquire, own and manage a geographically diversified portfolio consisting primarily of industrial, retail (including furniture stores and supermarkets), restaurant, health and fitness and theater properties, many of which are subject to long-term net leases.  As of September 30, 2018, we own 118 properties (including five properties owned by consolidated joint ventures and four properties owned by unconsolidated joint ventures) located in 30 states.  Based on square footage, our occupancy rate at September 30, 2018 is approximately 98.9%.

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

We are sensitive to the risks facing the retail industry as a result of the growth of e-commerce. We are addressing our exposure to the retail industry by seeking to acquire industrial properties that we believe capitalize on e-commerce activities, such as e-commerce distribution and warehousing facilities, and by being especially selective in acquiring retail properties.  Approximately 38.6% of our contractual rental income (as described below) is derived from retail tenants (including 8.9%, 4.2% and 3.2% from tenants engaged in retail furniture, supermarkets and office supply activities, respectively) and 39.7%, 4.9%, 4.5%, 4.3%, 3.2% and 4.8% from industrial (e.g., distribution and warehouse facilities), restaurant, health and fitness, residential ground leases, theaters and other properties, respectively.

Our 2018 contractual rental income is approximately $69.0 million and represents, after giving effect to any abatements, concessions or adjustments, the base rent payable to us during the twelve months ending September 30, 2019 under leases in effect at September 30, 2018. Contractual rental income includes approximately $1.7 million relating to a property at which we and the tenant are negotiating a lease amendment to effect, among other things, a rent reduction, $2.1 million relating to a property at which we took a $1.4 million allowance against the unbilled rent receivable, and $522,000 relating to our Kmart, Clemmons, North Carolina property.  See “…Challenges Facing Certain Tenants”.  Contractual rental income excludes: (i) approximately $486,000 of straight-line rent and $1.0 million of amortization of intangibles; and (ii) our share of the rental income payable to our unconsolidated joint ventures, which is approximately $1.6 million.

The following table sets forth scheduled expirations of leases for our properties as of September 30, 2018 for the periods indicated below:

Lease Expiration (1) 12 Months Ending September 30,	Number of Expiring Leases	Approximate Square Footage Subject to Expiring Leases (2)	Contractual Rental Income Under Expiring Leases	Percentage of Contractual Rental Income Represented by Expiring Leases
2019	13	321,206	$1,304,006	1.9
2020	8	109,134	1,606,021	2.3
2021	17	454,522	3,589,325	5.2
2022	22	2,141,919	13,923,753	20.2
2023	17	680,871	4,524,633	6.6
2024	13	602,282	5,569,107	8.1
2025	8	438,032	4,661,941	6.8
2026	8	230,189	3,523,673	5.1
2027	11	885,096	7,492,009	10.8
2028	9	677,871	4,290,618	6.2
2029 and thereafter	25	2,763,527	18,539,791	26.8
	151	9,304,649	$69,024,877	100.0

(1)         Lease expirations assume tenants do not exercise existing renewal or termination options.

(2)         Excludes an aggregate of 67,891 square feet of vacant space.

Challenges Facing Certain Tenants

Three tenants at properties located in Texas, Ohio and North Carolina advised us that they are experiencing financial difficulties.

The property in Texas accounted for $2.2 million, or 3.2%, of rental income for the year ended December 31, 2017 and accounts for $2.1 million or 3.0% of 2018 contractual rental income. Although this tenant (i) paid all the rent due to us through October 31 and (ii) advised that it and its affiliates are taking various actions to improve their operations, liquidity and capital resource position, during the three and nine months ended September 30, 2018, we recorded a $1.4 million allowance against rental income, representing the entire balance of this tenant’s unbilled rent receivable.  At September 30, 2018, the net book value, tenant origination costs and mortgage debt associated with this property was $16.2 million, $2.8 million and $ 13.6 million, respectively.

The owner/operator of a multi-family complex which ground leases from us the underlying land located in Beachwood, Ohio, has not made any rent payments subsequent to its September 2018 rent payment. We and the owner/operator are discussing a lease amendment, among other things, to effect a rent reduction and provide for the payment of a certain amount of rent into an escrow as additional security.  This property accounted for $1.5 million, or 2.2%, of rental income for the year ended December 31, 2017 and $1.7 million, or 2.5% of 2018 contractual rental income; there are no unbilled rent receivables, intangibles or tenant origination costs associated with this property.  At September 30, 2018, the net book value of our land subject to this ground lease is $13.9 million and is subordinate to $67.4 million of mortgage debt incurred by this tenant.

Kmart Corp has filed for bankruptcy protection. Our Kmart property located in Clemmons, North Carolina, accounted for $601,000, or 0.9% of rental income for the year ended December 31, 2017, $522,000 or 0.8% of 2018 contractual rental income and at September 30, 2018, the net book value, intangible lease liability and mortgage debt associated with this property was $5.2 million, $1.1 million and $1.9 million, respectively. There are no tenant origination costs or unbilled rent receivables associated with this property. Though Kmart has sought through bankruptcy proceedings to reject a significant number of its leases, several months prior to its bankruptcy filing, it renewed this lease through 2023 and has not taken action to reject this lease.

We may be adversely affected if, among other things, (i) any of these tenants reduce, defer, or do not pay the rent payments due us, (ii) if  the owner/operator of the multi-family complex fails to pay required mortgage payments when due, (iii) we sell our interest in any of these properties, (iv) our interests in these properties are foreclosed upon, or (v) we are required to take write—offs or impairment charges with respect to these properties.

Property Transactions During the Three Months Ended September 30, 2018

On September 14, 2018, we sold a land parcel located in Lakemoor, Illinois, which was ground leased to the owner/operators of the multi-family complex located on this parcel. Our gain from this sale was $4.6 million.  See Note 5 to the Consolidated Financial Statements. Rental income from this property was $585,000 for the six months ended June 30, 2018. There were no expenses related to this property.

On July 31, 2018, an unconsolidated joint venture sold its property located in Milwaukee, Wisconsin for $12.8 million, net of closing costs.  Our 50% share of the gain from this sale was $2.0 million.  In connection with the sale of this property, the joint venture repaid its $7.0 million mortgage. This joint venture accounted for $291,000 of our Equity in earnings of unconsolidated joint ventures during the six months ended June 30, 2018, which includes swap termination income of $110,000 related to the discontinuance of hedge accounting on a mortgage swap that was paid off in connection with the property sale.

Property Transactions Subsequent to September 30, 2018

On October 19, 2018, we acquired, in a sale-leaseback transaction, an industrial/office property, located in Englewood, Colorado for $12.8 million.  The initial term of the lease is twelve years and our annual rental income from this property will be approximately $1.1 million.

On November 1, 2018, we acquired an industrial property, located in Moorestown, New Jersey for $7.4 million.  The initial term of the lease is 9.5 years and our annual base rent from this property will be approximately $531,000 in 2019, increasing annually, beginning in 2020, by $16,000.

Results of Operations

Revenues

The following table compares revenues for the periods indicated:

	Three Months Ended September 30,		Increase	%	Nine Months Ended September 30,		Increase	%
(Dollars in thousands)	2018	2017	(Decrease)	Change	2018	2017	(Decrease)	Change
Revenues:
Rental income, net	$17,193	$17,217	$(24)	(0.1)	$52,501	$50,770	$1,731	3.4
Tenant reimbursements	2,005	1,920	85	4.4	5,983	5,252	731	13.9
Lease termination fee	372	—	372	n/a	372	—	372	n/a
Total revenues	$19,570	$19,137	$433	2.3	$58,856	$56,022	$2,834	5.1

Rental income, net.   The variances for the three and nine months are due to changes in rental income at same store properties (i.e., properties that were owned for the entirety of the periods being presented) and the net increase in rental income from properties acquired and disposed of in 2017 and 2018.

During the three months ended September 30, 2018, same store properties decreased $220,000, primarily due to the $1.4 million non-cash allowance against rental income of the entire unbilled rent receivable balance related to our Texas property.  See “…Challenges Facing Certain Tenants”.  This decrease was offset by increases of (i) $804,000 due to the non-cash write-off to rental income of a lease intangible liability related to the Savers’ Buyout described below and (ii) $217,000 due to the tenanting of two properties that were vacant in the corresponding prior year period.

During the nine months ended September 30, 2018, same store properties contributed $353,000 to the increase, including net increases of (i) $804,000 due to the Savers’ Buyout write-off and (ii) $683,000 due to the tenanting of two vacant properties. These increases were offset by the $1.4 million non-cash allowance related to our Texas property.

The three and nine months ended September 30, 2018 reflect increases of $356,000 and $636,000, respectively, generated by two properties acquired in 2018, and $157,000 and $1.6 million, respectively, generated by four properties acquired in 2017.  Offsetting the increases from acquisitions were decreases of $317,000 and $887,000, respectively, for the three and nine months ending September 30, 2018, representing the 2017 rental income from properties sold during 2018 and 2017.

Tenant reimbursements.  Real estate tax and operating expense reimbursements increased during the three and nine months ended September 30, 2018 due primarily to reimbursements of (i) $122,000 and $516,000, respectively, from several same store properties and (ii) $38,000 and $433,000, respectively, from properties acquired in 2018 and 2017. Offsetting the increases during the three and nine months ended September 30, 2018 are decreases of $76,000 and $219,000, respectively, representing tenant reimbursements in 2017 from the Fort Bend, Texas property sold in January 2018.  Tenant reimbursements generally relate to real estate expenses incurred in the same period.

Lease termination fee.  In the three and nine months ended September 30, 2018, we received a lease termination fee of $372,000 in connection with the buyout of the lease with Savers for a retail property located in Colorado, which we refer to as the “Savers’ Buyout”, and re-leased the property simultaneously with the lease termination. There was no such fee in 2017.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Three Months Ended September 30,		Increase	%	Nine Months Ended September 30,		Increase	%
(Dollars in thousands)	2018	2017	(Decrease)	Change	2018	2017	(Decrease)	Change
Operating expenses:
Depreciation and amortization	$5,672	$5,115	$557	10.9	$16,104	$15,858	$246	1.6
General and administrative	3,071	2,701	370	13.7	8,999	8,409	590	7.0
Real estate expenses	2,592	2,689	(97)	(3.6)	7,774	7,765	9	0.1
Federal excise and state taxes	59	90	(31)	(34.4)	286	401	(115)	(28.7)
Leasehold rent	77	77	—	—	231	231	—	—
Impairment loss	—	153	(153)	(100.0)	—	153	(153)	(100.0)
Total operating expenses	$11,471	$10,825	$646	6.0	$33,394	$32,817	$577	1.8

Depreciation and amortization.  The increases in the three and nine months ended September 30, 2018 are due primarily to (i) the $430,000 write-off of tenant origination costs related to the Savers’ Buyout, (ii) increases of $157,000 and $920,000, respectively, in such expense on properties acquired since January 1, 2017, and (iii) increases of $91,000 and $261,000, respectively, in such expense from improvements to several properties.  Offsetting the increases are decreases of (i) $1.0 million in the nine months ended September 30, 2018, from the properties sold since January 1, 2017 and (ii) the inclusion, during the nine months ended September 30, 2017, of $219,000 for the write-off of tenant origination costs related to a vacant property.

General and administrative.  Contributing to the increases in (i) the three and nine months ended September 30, 2018 are $287,000 and $312,000, respectively, in non-cash compensation primarily resulting from the restricted stock units awarded in 2017 and 2018, and (ii) the nine months ended September 30, 2018, is approximately $159,000 of higher compensation expense due to higher compensation levels.

Real estate expenses. The decrease for the three months ended September 30, 2018 is due to (i) a $147,000 decrease related to properties sold during 2018 and 2017; (ii) the inclusion, in the 2017 period, of $123,000 for two vacant properties that were re-tenanted subsequent to September 30, 2017, and (iii) the inclusion, in the 2017 period, of legal fees of $145,000 related to one property.   The decrease was offset by a (i) $51,000 increase from properties acquired in 2017 and 2018, and (ii) $265,000 increase from several same store properties, including approximately $225,000 related to real estate tax expense.

The increase for the nine months ended September 30, 2018 is due to a (i) $457,000 increase from properties acquired in 2017 and 2018 and (ii) $655,000 increase from several same store properties, including approximately $459,000 related to real estate tax expense.  The increase was offset by (i) a $595,000 decrease related to properties sold during 2018 and 2017; (ii) the inclusion, in the 2017 period, of $339,000 for two vacant properties that were re-tenanted subsequent to September 30, 2017, and (iii) the inclusion, in the 2017 period, of legal  fees of $169,000 related to one property.

Impairment loss.  In the three and nine months ended September 30, 2017, we recorded an impairment loss of $153,000 with respect to our property formerly tenanted by Joe’s Crab Shack, which was sold in November 2017. There was no similar loss in the current year.

Gain on sale of real estate, net.

The following table compares gain on sale of real estate, net for the periods indicated:

	Three Months Ended September 30,		Increase	%	Nine Months Ended September 30,		Increase	%
(Dollars in thousands)	2018	2017	(Decrease)	Change	2018	2017	(Decrease)	Change
Gain on sale of real estate, net	$4,585	$3,269	$1,316	40.3	$6,993	$9,837	$(2,844)	(28.9)

The three and nine months ended September 30, 2018 includes a $4.6 million gain realized from the sale of the Lakemoor, Illinois property and the nine months ended September 30, 2018 includes a $2.4 million gain realized from the sale of the Fort Bend, Texas property. The non-controlling interest’s share of the Fort Bend, Texas gain was $776,000. The gain in the three and nine months ended September 30, 2017 was realized from the sale of several properties. See Note 5 to the Consolidated Financial Statements.

Other Income and Expenses

The following table compares our other income and expenses for the periods indicated:

	Three Months Ended September 30,		Increase	%	Nine Months Ended September 30,		Increase	%
(Dollars in thousands)	2018	2017	(Decrease)	Change	2018	2017	(Decrease)	Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$173	$212	$(39)	(18.4)	$716	$663	$53	8.0
Equity in earnings from sale of unconsolidated joint venture properties	1,986	—	1,986	n/a	2,057	—	2,057	n/a
Other income	7	57	(50)	(87.7)	17	399	(382)	(95.7)
Interest:
Expense	(4,448)	(4,459)	(11)	(0.2)	(13,195)	(13,380)	(185)	(1.4)
Amortization and write-off of deferred financing costs	(220)	(263)	(43)	(16.3)	(669)	(717)	(48)	(6.7)

Equity in earnings from sale of unconsolidated joint venture properties. The three and nine months ended September 30, 2018 include a $2.0 million gain from the sale of the Milwaukee, Wisconsin property.  There were no similar sales during the three and nine months ended September 30, 2017.

Other income.   The nine months ended September 30, 2017 includes $243,000 paid to us by a former tenant in connection with the resolution of a dispute.

Interest expense.  The following table details the components of interest expense for the  periods indicated:

	Three Months Ended September 30,		Increase	%	Nine Months Ended September 30,		Increase	%
(Dollars in thousands)	2018	2017	(Decrease)	Change	2018	2017	(Decrease)	Change
Interest expense:
Credit line interest	$140	$139	$1	0.7	$486	$360	$126	35.0
Mortgage interest	4,308	4,320	(12)	(0.3)	12,709	13,020	(311)	(2.4)
Total	$4,448	$4,459	$(11)	(0.2)	$13,195	$13,380	$(185)	(1.4)

Credit line interest

The increase in the nine months ended September 30, 2018 was due primarily to a $2.8 million increase in the weighted average balance outstanding under our line of credit and a 79 basis point increase (from 2.83% to 3.62%) in the average interest rate due to the increase in the one month LIBOR rate.

Mortgage interest

The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt for the periods indicated:

	Three Months Ended September 30,		Increase	%	Nine Months Ended September 30,		Increase	%
(Dollars in thousands)	2018	2017	(Decrease)	Change	2018	2017	(Decrease)	Change
Average interest rate on mortgage debt	4.27%	4.31%	(.04)%	(0.9)%	4.26%	4.31%	(0.05)%	(1.2)%
Average principal amount of mortgage debt	$403,127	$401,384	$1,743	0.4%	$398,409	$399,316	$(907)	(0.2)%

The decrease in mortgage interest expense in the nine months ended September 30, 2018 is due primarily to a decrease in the average interest rate on outstanding mortgage debt. The decrease in the average interest rate is due to the financing (including financings effectuated in connection with acquisitions) or refinancing in 2018 and 2017 of $52.1 million of gross mortgage debt (including $2.9 million of refinanced amounts) with an average interest rate of approximately 4.2%.  Mortgage interest expense also decreased during the current nine months due to the inclusion, in the corresponding period of the prior year, of $118,000 related to the payoff of a mortgage and early termination of an interest rate swap in connection with the July 2017 sale of the Kohl’s, Kansas City, Missouri property.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our revolving credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of our equity securities and property sales.  Our available liquidity at November 2, 2018, was $104.6 million, including $8.6 million of cash and cash equivalents (net of the credit facility’s required $3 million deposit maintenance balance) and, subject to borrowing base requirements, up to $96.0 million available under our revolving credit facility.

Liquidity and Financing

We expect to meet our (i) operating cash requirements (including debt service and dividends) principally from cash flow from operations and (ii) remaining capital requirement of $960,000 of building expansion and improvements at our property tenanted by L-3 located in Hauppauge, New York, from cash flow from operations, our available cash and cash equivalents, proceeds from the sale of our common stock and, to the extent permitted, our credit facility.  We and our joint venture partner are also contemplating a significant redevelopment of our multi-tenant shopping center in Manahawkin, New Jersey - we anticipate that the capital expenditures that may be incurred if such property is redeveloped will be funded by the foregoing sources as well as equity contributions from us and our joint venture partner.

At September 30, 2018, excluding mortgage indebtedness of our unconsolidated joint venture, we had 69 outstanding mortgages payable secured by 86 properties, in the aggregate principal amount of $407.0 million (before netting unamortized deferred financing costs).  These mortgages represent first liens on individual real estate investments with an aggregate carrying value of $649.3 million, before accumulated depreciation of $94.3 million.  After giving effect to interest rate swap agreements, the mortgage payments bear interest at fixed rates ranging from 3.02% to 5.88% (a 4.24% weighted average interest rate) and mature between 2019 and 2042 (an 8.5 year weighted average remaining term to maturity).

The following table sets forth, as of September 30, 2018, information with respect to our mortgage debt that is payable from October 1, 2018 through December 31, 2021 (excluding our unconsolidated joint ventures):

(Dollars in thousands)	2018	2019	2020	2021	Total
Amortization payments	$2,519	$12,208	$13,036	$13,467	$41,230
Principal due at maturity	—	3,485	—	8,463	11,948
Total	$2,519	$15,693	$13,036	$21,930	$53,178

At September 30, 2018, an unconsolidated joint venture had a first mortgage on its property with an outstanding balance of $24.0 million, bearing an interest rate at 4.0% and maturing in 2025.

We intend to make debt amortization payments from operating cash flow and, though no assurance can be given that we will be successful in this regard, generally intend to refinance, extend or payoff the mortgage loans which mature from 2019 through 2021.  We intend to repay the amounts not refinanced or extended from our existing funds and sources of funds, including our available cash, proceeds from the sale of our common stock and our credit facility (to the extent available).

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

Credit Facility

Subject to borrowing base requirements, we can borrow up to $100.0 million pursuant to our revolving credit facility which is available to us for the acquisition of commercial real estate, repayment of mortgage debt, property improvements and general working capital purposes; provided, that if used for property improvements and working capital purposes, the amount outstanding for such purposes will not exceed the lesser of $15.0 million and 15% of the borrowing base and if used for working capital purposes, will not exceed $10.0 million. The facility matures December 31, 2019 and bears interest equal to the one month LIBOR rate plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 300 basis points if such ratio is greater than 65%. The applicable margin was 175 basis points at September 30, 2018 and 2017. At September 30, 2018 and 2017, the interest rate was 3.883% and 2.985%, respectively.  There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $100 million. The credit facility requires the maintenance of $3.0 million in average deposit balances.

The terms of our revolving credit facility include certain restrictions and covenants which limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At September 30, 2018, we were in compliance with the covenants under this facility.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements other than with respect to our properties located in Wheaton, Illinois and Beachwood, Ohio. These properties are ground leases improved by multi-family properties and generated $2.1 million of rental income during the nine months ended September 30, 2018. At September 30, 2018, our maximum exposure to loss with respect to these properties is $24.4 million, representing the carrying value of the land; such leasehold positions are subordinate to an aggregate of $106.9 million of mortgage debt incurred by our tenants, the owner/operators of the multi-family properties. These owner/operators are affiliated with one another. We do not believe this type of off-balance sheet arrangement has been or will be material to our liquidity and capital resource positions. See Note 6 to our consolidated financial statements and “...Challenges Facing Certain Tenants”.

Funds from Operations and Adjusted Funds from Operations

We compute funds from operations, or FFO, in accordance with the ‘‘White Paper on Funds From Operations’’ issued by the National Association of Real Estate Investment Trusts (‘‘NAREIT’’) and NAREIT’s related guidance. FFO is defined in the White Paper as net income (computed in accordance with generally accepting accounting principles), excluding gains (or losses) from sales of property, plus real estate depreciation and amortization (including amortization of deferred leasing costs), plus impairment write-downs of depreciable real estate and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. In computing FFO, we do not add back to net income the amortization of costs in connection with our financing activities or depreciation of non-real estate assets. We compute adjusted funds from operations, or AFFO, by adjusting from FFO for our straight-line rent accruals and amortization of lease intangibles, deducting lease termination fees and gain on extinguishment of debt and adding back amortization of restricted stock and restricted stock unit compensation, amortization of costs in connection with our financing activities (including our share of our unconsolidated joint ventures) and debt prepayment costs. Since the NAREIT White Paper does not provide guidelines for computing AFFO, the computation of AFFO may vary from one REIT to another.

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

The table below provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
GAAP net income attributable to One Liberty Properties, Inc.	$10,147	$7,105	$20,515	$19,942
Add: depreciation and amortization of properties	5,584	5,036	15,846	15,621
Add: our share of depreciation and amortization of unconsolidated joint ventures	156	215	563	656
Add: impairment loss	—	153	—	153
Add: amortization of deferred leasing costs	88	79	258	237
Deduct: gain on sale of real estate	(4,585)	(3,269)	(6,993)	(9,837)
Deduct: equity in earnings from sale of unconsolidated joint venture properties	(1,986)	—	(2,057)	—
Adjustments for non-controlling interests	(26)	(34)	696	(103)
NAREIT funds from operations applicable to common stock	9,378	9,285	28,828	26,669
Add (deduct): straight-line rent accruals and amortization of lease intangibles	93	(397)	(932)	(802)
Deduct: lease termination fee income	(372)	—	(372)	—
(Deduct) add: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	(7)	10	13	27
Add: amortization of restricted stock and RSU compensation	971	684	2,653	2,341
Add: amortization and write-off of deferred financing costs	220	263	669	717
Add: our share of amortization and write-off of deferred financing costs of unconsolidated joint ventures	28	6	40	19
Adjustments for non-controlling interests	9	5	35	13
Adjusted funds from operations applicable to common stock	$10,320	$9,856	$30,934	$28,984

The table below provides a reconciliation of net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
GAAP net income per common share attributable to One Liberty Properties, Inc.	$.52	$.38	$1.06	$1.07
Add: depreciation and amortization of properties	.29	.27	.83	.84
Add: our share of depreciation and amortization of unconsolidated joint ventures	.01	.01	.03	.04
Add: impairment loss	—	.01	—	.01
Add: amortization of deferred leasing costs	—	—	.01	.02
Deduct: gain on sale of real estate	(.24)	(.17)	(.36)	(.53)
Deduct: equity in earnings from sale of unconsolidated joint venture properties	(.10)	—	(.11)	—
Adjustments for non-controlling interests	—	—	.04	(.01)
NAREIT funds from operations per share of common stock	.48	.50	1.50	1.44
Add (deduct): straight-line rent accruals and amortization of lease intangibles	—	(.02)	(.04)	(.05)
Deduct: lease termination fee income	(.02)	—	(.02)	—
(Deduct) add: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—	—	—
Add: amortization of restricted stock and RSU compensation	.06	.04	.14	.13
Add: amortization and write-off of deferred financing costs	.01	.01	.03	.04
Add: our share of amortization and write-off of deferred financing costs of unconsolidated joint ventures	—	—	—	—
Adjustments for non-controlling interests	—	—	—	—
Adjusted funds from operations per share of common stock	$.53	$.53	$1.61	$1.56

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

We use interest rate swaps to limit interest rate risk on variable rate mortgages. These swaps are used for hedging purposes-not for speculation. We do not enter into interest rate swaps for trading purposes.  At September 30, 2018, we had no liability in the event of the early termination of our swaps.

At September 30, 2018, we had 28 interest rate swap agreements outstanding (including one held by an unconsolidated joint venture). The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of September 30, 2018, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have increased by approximately $6.2 million and the net unrealized gain on derivative instruments would have increased by $6.2 million.  If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have decreased by approximately $6.6 million and the net unrealized gain on derivative instruments would have decreased by $6.6 million. These changes would not have any impact on our net income or cash.

Our mortgage debt, after giving effect to interest rate swap agreements, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.

Our variable rate credit facility is sensitive to interest rate changes.  Based on the outstanding balance under this facility of $4.0 million at November 2, 2018,  a 100 basis point increase of the interest rate would increase our related interest costs over the next twelve months by approximately $40,000 and a 100 basis point decrease of the interest rate would decrease our related interest costs over the next twelve months by approximately $40,000.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: November 8, 2018	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: November 8, 2018	/s/ David W. Kalish
David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)