Form 10-K
period 2018-12-31
ONE LIBERTY PROPERTIES INC
filed 2019-03-18
CIK 712770

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "small reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

         As of June 30, 2018 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of all common equity held by non-affiliates of the registrant, computed by reference to the price at which common equity was last sold on said date, was approximately $398 million.

         As of March 1, 2019, the registrant had 19,589,220 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the 2019 annual meeting of stockholders of One Liberty Properties, Inc., to be filed pursuant to Regulation 14A not later than April 30, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Form 10-K

PART I

Item 1.    Business.

General

        We are a self-administered and self-managed real estate investment trust, also known as a REIT. We were incorporated in Maryland on December 20, 1982. We acquire, own and manage a geographically diversified portfolio consisting primarily of industrial, retail, restaurant, health and fitness and theater properties, many of which are subject to long-term leases. Most of our leases are "net leases" under which the tenant, directly or indirectly, is responsible for paying the real estate taxes, insurance and ordinary maintenance and repairs of the property. As of December 31, 2018, we own 119 properties and participate in joint ventures that own four properties. These 123 properties are located in 30 states and have an aggregate of approximately 10.4 million square feet (including an aggregate of approximately 373,000 square feet at properties owned by our joint ventures).

        As of December 31, 2018:

  •
  our 2019 contractual rental income (as described in "–Our Tenants") is $69.4 million;

  •
  the occupancy rate of our properties is 99.2% based on square footage;

  •
  the weighted average remaining term of our mortgage debt is 8.7 years and the weighted average interest rate thereon is 4.26%; and

  •
  the weighted average remaining term of the leases generating our 2019 contractual rental income is 7.7 years.

2018 Highlights and Recent Developments

        In 2018:

  •
  our rental income, net, increased by $2.1 million, or 3.1%, from 2017.

  •
  we acquired eight industrial properties for an aggregate purchase price of $79.5 million. The acquired properties account for $5.6 million, or 8.1%, of our 2019 contractual rental income.

  •
  we sold three properties for a net gain on sale of real estate of $5.3 million. The properties sold accounted for 3.0% and 4.7% of 2018 and 2017 rental income, net, respectively.

  •
  unconsolidated joint ventures in which we have 50% equity interest sold a (i) property and (ii) land parcel and the building thereon—our 50% share of the aggregate gains from these sales was $2.1 million, which is included in equity in earnings from sale of unconsolidated joint venture properties.

  •
  we obtained proceeds of $61.7 million from mortgage financings, including $14.7 million of refinanced amounts.

  •
  we raised net proceeds of approximately $3.1 million from the issuance of 126,300 shares of common stock pursuant to our at-the-market equity offering program.

        In the narrative portion of this Annual Report on Form 10-K, except as otherwise indicated:

  •
  the information with respect to our consolidated joint ventures is generally described as if such ventures are our wholly owned subsidiaries and information with respect to unconsolidated joint ventures is generally separately described,

  •
  (i) all references to joint ventures refer to unconsolidated joint ventures, (ii) all interest rates with respect to debt give effect to the related interest rate derivative, if any, (iii) amounts reflected as debt reflect the gross debt owed, without deducting deferred financing costs,

    (iv) references to industrial properties include properties (a) a portion of which may be used for office purposes and (b) that are used for distribution, warehouse and flex purposes and (v) all calculations of occupancy rate reflect our assisted living facility in Round Rock, Texas as occupied.

  •
  2019 contractual rental income derived from multiple properties leased pursuant to a master lease is allocated among such properties based on management's estimate of the appropriate allocations.

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

        Historically, a significant portion of our portfolio generated rental income from retail properties. We are sensitive to the risks facing the retail industry and have been addressing our exposure thereto by seeking to acquire industrial properties (including warehouse and distribution facilities) and properties that capitalize on e-commerce activities, and by being especially selective in acquiring retail properties. As a result, retail properties generated 41.9%, 43.3%, and 46.1%, of rental income, net, in 2018, 2017, and 2016, respectively.

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

  •
  the potential to finance or refinance the property;

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

Typical Property Attributes

        As of December 31, 2018, the properties in our portfolio have the following attributes:

  •
  Net leases.  Most of our leases are net leases under which the tenant is typically responsible for real estate taxes, insurance and ordinary maintenance and repairs. We believe that investments in net leased properties offer reasonably predictable returns.

  •
  Long-term leases.  Many of our leases are long-term leases. The weighted average remaining term of our leases is 7.7 years. Leases representing approximately 28.3% of our 2019 contractual rental income expire between 2024 and 2027 and leases representing approximately 31.7% of our 2019 contractual rental income expire in 2028 and thereafter.

  •
  Scheduled rent increases.  Leases representing approximately 75.8% of our 2019 contractual rental income provide for either periodic contractual rent increases or a rent increase based on the consumer price index.

Our Tenants

        The following table sets forth information about the diversification of our tenants by industry sector as of December 31, 2018:

Type of Property	Number of Tenants	Number of Properties	2019 Contractual Rental Income(1)	Percentage of 2019 Contractual Rental Income
Industrial	38	36	$31,979,462	46.1
Retail—General	57	35	14,242,453	20.5
Retail—Furniture(2)	3	14	6,115,766	8.8
Restaurant	10	16	3,412,938	4.9
Health & Fitness	1	3	3,102,126	4.5
Retail—Supermarket	3	3	2,878,515	4.2
Theater	1	2	2,228,385	3.2
Retail—Office Supply(3)	1	6	2,162,930	3.1
Other	4	4	3,282,632	4.7

	118	119	$69,405,207	100.0

(1)
Our 2019 contractual rental income represents, after giving effect to any abatements, concessions or adjustments, the base rent payable to us in 2019 under leases in effect at December 31, 2018 (including $522,000 payable in 2019 by our Kmart tenant in Clemmons, NC which filed for bankruptcy protection). Excluded from 2019 contractual rental income is an aggregate of $3.7 million comprised of $900,000 of straight-line rent, $991,000 of amortization of intangibles, $349,000 of rent paid in January and February 2019 by our assisted living facility in Round Rock, Texas which filed for bankruptcy protection in December 2018, and $1.5 million representing our share of the base rent payable in 2019 to our unconsolidated joint ventures.

(2)
Eleven properties are net leased to Haverty Furniture Companies, Inc., which we refer to as Haverty Furniture, pursuant to a master lease covering all such properties.

(3)
Includes six properties which are net leased to Office Depot pursuant to six separate leases. Five of the Office Depot leases contain cross-default provisions.

        Many of our tenants (including franchisees of national chains) operate on a national basis including, among others, Advanced Auto, Applebees, Burlington Coat Factory, CarMax, the City of New York, CVS, Famous Footwear, FedEx, Ferguson Enterprises, LA Fitness, L-3, Marshalls, Northern Tool, Office Depot, PetSmart, Regal Cinemas, Ross Stores, Shutterfly, TGI Friday's, The Toro

Company, Walgreens, Wendy's and Whole Foods, and some of our tenants operate on a regional basis, including Haverty Furniture and Giant Food Stores.

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

        Generally, our leases provide for contractual rent increases periodically throughout the term of the lease or for rent increases pursuant to a formula based on the consumer price index. Some leases provide for minimum rents supplemented by additional payments based on sales derived from the property subject to the lease (i.e., percentage rent). Percentage rent from (i) two properties contributed $122,000 to 2018 rental income and (ii) four properties contributed $263,000 to 2017 rental income.

        Generally, our strategy is to acquire properties that are subject to existing long-term leases or to enter into long-term leases with our tenants. Our leases generally provide the tenant with one or more renewal options.

        The following table sets forth scheduled expirations of leases at our properties as of December 31, 2018:

Year of Lease Expiration(1)	Number of Expiring Leases	Approximate Square Footage Subject to Expiring Leases	2019 Contractual Rental Income Under Expiring Leases	Percentage of 2019 Contractual Rental Income Represented by Expiring Leases
2019(2)	4	192,755	$581,660	0.8
2020	12	117,624	1,731,466	2.5
2021	17	465,810	3,334,050	4.8
2022	24	2,106,914	14,173,580	20.4
2023	21	1,153,338	7,959,345	11.5
2024	12	697,039	3,848,833	5.5
2025	10	360,402	4,627,526	6.7
2026	11	551,229	5,287,305	7.6
2027	9	1,002,919	5,864,939	8.5
2028 and thereafter	35	3,306,718	21,996,503	31.7

	155	9,954,748	$69,405,207	100.0

(1)
Lease expirations assume tenants do not exercise existing renewal options.

(2)
Does not give effect to a tenant's exercise, in January 2019, of a five-year renewal option with respect to 98,059 square feet providing for approximately $326,000 of additional base rent in 2019.

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

Our Joint Ventures

        As of December 31, 2018, we own a 50% equity interest in four joint ventures that own four retail properties with approximately 373,000 square feet of space. At December 31, 2018, our investment in these joint ventures was approximately $10.9 million and the occupancy rate at these properties based on square footage, was 59.3%. See "Item 2. Properties" for information about, among other things, the occupancy rate at our joint venture properties.

        Based on the leases in effect at December 31, 2018, we anticipate that our share of the base rent payable in 2019 to our joint ventures is approximately $1.5 million. Our multi-tenant community shopping center located in Manahawkin, New Jersey is expected to contribute 87.4% of the aggregate base rent payable by all of our joint ventures in 2019. Leases with respect to 17.9%, 29.1% and 53.0% of the aggregate base rent payable to all of our joint ventures in 2019 is payable pursuant to leases expiring from 2019 to 2020, from 2021 to 2022, and thereafter, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Challenges Facing Certain Tenants and Properties" for information regarding our Manahawkin, New Jersey joint venture.

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

Our Structure

        Nine employees, including Patrick J. Callan, Jr., our president and chief executive officer, Lawrence G. Ricketts, Jr., our executive vice president and chief operating officer, Justin Clair, a vice president, Benjamin Bolanos, a vice president, Karen Dunleavy, vice president-financial and four other employees, devote all of their business time to us. Our other executive, administrative, legal, accounting and clerical personnel provide their services to us on a part-time basis, which services generally are provided pursuant to the compensation and services agreement described below.

        We entered into a compensation and services agreement with Majestic Property Management Corp. effective as of January 1, 2007. Majestic Property is wholly owned by our vice chairman of the board and it provides compensation to certain of our executive officers. Pursuant to this agreement, we pay Majestic Property for providing us with the services of executive, administrative, legal, accounting, clerical and property management personnel, as well as property acquisition, sale and lease consulting and brokerage services, consulting services with respect to mortgage financings and construction supervisory services (collectively, the "Services").The amount we pay Majestic Property for the Services is approved each year by the compensation and/or audit committees of our board of directors, and the independent directors.

        In 2018, pursuant to the compensation and services agreement, we paid Majestic Property approximately $2.7 million plus $216,000 for our share of all direct office expenses, including rent, telephone, postage, computer services, supplies and internet usage. Included in the $2.7 million is $1.2 million for property management services—the amount for the property management services is based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by us from net lease tenants and operating lease tenants, respectively. We do not pay Majestic Property with respect to properties managed by third parties. Based on our portfolio of properties at December 31, 2018, we estimate that the property management fee in 2019 will be approximately $1.2 million.

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

Additional Information

        Additional information about us can be found at our website located at www.onelibertyproperties.com. We make available, free of charge, on or through our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

        Substantially all of our rental income is derived from rent paid by our tenants. From 2019 through 2021, leases with respect to 33 tenants that account for 8.1% of our 2019 contractual rental income, expire, and from 2022 through 2023, leases with respect to 45 tenants that account for 31.9% of our 2019 contractual rental income, expire. If our tenants, and in particular, our significant tenants, (i) do not renew their leases upon the expiration of same, (ii) default on their obligations or (iii) seek rent relief, lease renegotiation or other accommodations, our revenues could decline and, in certain cases, co-tenancy provisions may be triggered possibly allowing other tenants at the same property to reduce their rental payments or terminate their leases. At the same time, we would remain responsible for the payment of the mortgage obligations with respect to the related properties and would become responsible for the operating expenses related to these properties, including, among other things, real estate taxes, maintenance and insurance. We estimate that the aggregate carrying expense (including mortgage interest expense) in 2019 for properties and tenants facing significant challenges (i.e., our assisted living facility in Round Rock, Texas, a property tenanted by Kmart in Clemmons, North Carolina, and a vacant retail property in Crystal Lake, Illinois), is approximately $1.7 million, but may exceed such sum. In addition, we may incur expenses in enforcing our rights as landlord. Even if we find replacement tenants (which we may be constrained in accomplishing with respect to our assisted living facility in Round Rock, Texas by competing facilities in such market and regulatory requirements mandating that such facilities be operated by specially licensed operators) or re-negotiate leases with current tenants, the terms of the new or renegotiated leases, including the cost of required renovations or concessions to tenants, or the expense of the reconfiguration of a tenant's space, may be less favorable than current lease terms and could reduce the amount of cash available to meet expenses and pay dividends. If tenants facing financial difficulties default on their obligation to pay rent or do not renew their leases at lease expiration, our results of operations and financial condition may be adversely affected. See "Item 7. Management's Discussion and Analysis of Financial Condition or Results of Operations—Challenges Facing Certain Tenants and Properties."

Traditional retail tenants account for 36.6% of our 2019 contractual rental income and the competition that such tenants face from e-commerce retail sales could adversely affect our business.

        Approximately 36.6% of our 2019 contractual rental income is derived from retail tenants, including 8.8% from tenants engaged in retail furniture (i.e., Haverty Furniture accounts for 7.0% of 2019 contractual rental income) and 3.1% from tenants engaged in office supply activities (i.e., Office Depot accounts for 3.1% of 2019 contractual rental income). Our retail tenants face increasing competition from e-commerce retailers. These retailers may be able to provide customers with better pricing and the ease and comfort of shopping from their home or office. E-commerce sales have been obtaining an increasing percentage of retail sales over the past few years and this trend is expected to continue. The continued growth of e-commerce sales could decrease the need for traditional retail outlets and reduce retailers' space and property requirements. This could adversely impact our ability to rent space at our retail properties and increase competition for retail tenants thereby reducing the rent we would receive at these properties and adversely affect our results of operations and financial condition.

Approximately 22.7% of our 2019 contractual rental income is derived from five tenants. The default, financial distress or failure of any of these tenants could significantly reduce our revenues.

        Haverty Furniture, LA Fitness, Northern Tool, L-3 Technologies and Ferguson Enterprises account for approximately 7.0%, 4.5%, 4.1%, 3.8% and 3.4%, respectively, of our 2019 contractual rental income. The default, financial distress or bankruptcy of any of these tenants could cause interruptions in the receipt of, or the loss of, a significant amount of rental income and would require us to pay operating expenses (including real estate taxes) currently paid by the tenant. This could also result in the vacancy of the property or properties occupied by the defaulting tenant, which would significantly reduce our rental revenues and net income until the re-rental of the property or properties, and could decrease the ultimate sale value of the property.

If we are unable to refinance our mortgage loans at maturity, we may be forced to sell properties at disadvantageous terms, which would result in the loss of revenues and in a decline in the value of our portfolio.

        We had, as of December 31, 2018, $423.1 million in mortgage debt outstanding, all of which is non-recourse (subject to standard carve-outs) and our ratio of mortgage debt to total assets was 54.2%. As of December 31, 2018, our Manahawkin, New Jersey joint venture had $23.9 million in mortgage indebtedness (all of which is non-recourse, subject to standard carve-outs). The risks associated with our mortgage debt (including the Manahawkin, New Jersey mortgage debt), includes the risk that cash flow from properties securing the indebtedness and our available cash and cash equivalents will be insufficient to meet required payments of principal and interest.

        Generally, only a portion of the principal of our mortgage indebtedness will be repaid prior to or at maturity and we do not plan to retain sufficient cash to repay such indebtedness at maturity. Accordingly, to meet these obligations if they cannot be refinanced at maturity, we will have to use funds available under our credit facility, if any, and our available cash and cash equivalents to pay our mortgage debt or seek to raise funds through the financing of unencumbered properties, sale of properties or the issuance of additional equity. From 2019 through 2023, approximately $139.3 million of our mortgage debt matures—specifically, $16.0 million in 2019, $13.8 million in 2020, $22.7 million in 2021, $45.8 million in 2022 and $41.0 million in 2023. If we are unsuccessful in refinancing or extending existing mortgage indebtedness or financing unencumbered properties, selling properties on favorable terms or raising additional equity, our cash flow will not be sufficient to repay all maturing mortgage debt when payments become due, and we (or this joint venture) may be forced to dispose of properties on disadvantageous terms or convey properties secured by mortgages to the mortgagees, which would lower our revenues and the value of our portfolio.

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

        If we are presented with indications of impairment in the value of a particular property or group of properties, we will be required to evaluate any such property or properties. If we determine that any of our properties at which indicators of impairment exist have a fair market value below the net book value of such property, we will be required to recognize an impairment charge for the difference between the fair value and the book value during the quarter in which we make such determination; such impairment charges may then increase in subsequent quarters. This evaluation may lead us to write off any straight-line rent receivable and lease intangible balances recorded with respect to such property. In addition, we may incur losses from time to time if we dispose of properties for sales prices that are less than our book value.

The concentration of our properties in certain states may make our revenues and the value of our portfolio vulnerable to adverse changes in local economic conditions.

        Many of the properties we own are located in the same or a limited number of geographic regions. Approximately 39.5% of our 2019 contractual rental income is derived from properties located in five states—New York (8.7%), Texas (8.6%), South Carolina (8.4%), Pennsylvania (7.8%) and North Carolina (6.0%). As a result, a decline in the economic conditions in these states or in regions where our properties may be concentrated in the future, may have an adverse effect on the rental and occupancy rates for, and the property values of, these properties, which could lead to a reduction of our rental income and/or impairment charges.

Our portfolio of properties is concentrated in the industrial and retail real estate sectors, and our business would be adversely affected by an economic downturn in either of such sectors.

        Approximately 36.6% and 46.1% of our 2019 contractual rental income is derived from retail and industrial tenants, respectively, and we are vulnerable to economic declines that negatively impact these sectors of the economy, which could have an adverse effect on our results of operations, liquidity and financial condition.

If our credit facility is not renewed, interest rates increase or credit markets tighten, it may be more difficult for us to secure financing, which may limit our ability to finance or refinance our real estate properties, reduce the number of properties we can acquire, sell certain properties, and decrease our stock price.

        Our credit facility expires December 31, 2019. Among other things, we depend on the facility to allow us to acquire properties on an accelerated basis (thereby potentially making our offer to purchase a property more attractive than offers from competitors), without the delays that may be associated with traditional mortgage financing. We can provide no assurance that such facility will be renewed or that if renewed, that the terms thereof will not be less favorable that the terms of the current facility. If this facility is not renewed on terms acceptable to us, our liquidity and capital resource position may be adversely impacted.

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

        While interest rates have been at historically low levels the past several years, they have become increasingly volatile. During the three years ended December 31, 2018, the interest rate on the 10-year treasury note ranged from 1.37% to 3.24%. If we are required to refinance mortgage debt that matures over the next several years at higher interest rates than such mortgage debt currently bears, the funds available for dividends may be reduced. The following table sets forth, as of December 31, 2018, the principal balance of the mortgage payments due at maturity on our properties and the weighted average interest rate thereon (dollars in thousands):

Year	Principal Balances Due at Maturity	Weighted Average Interest Rate Percentage
2019	$3,485	3.88
2020	—	—
2021	8,463	4.13
2022	31,539	3.92
2023	28,190	4.79
2024 and thereafter	209,648	4.17

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

        The terms of our revolving credit facility limit our ability to incur indebtedness, including limiting the total indebtedness that we may incur to an amount equal to 70% of the total value (as defined in the credit facility) of our properties. (At December 31, 2018, such total indebtedness was 49.4% of the total value of our properties). Increased leverage could result in increased risk of default on our payment obligations related to borrowings and in an increase in debt service requirements, which could reduce our net income and the amount of cash available to meet expenses and to pay dividends.

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

The re-development of a multi-tenant community shopping center located in Manahawkin, New Jersey owned by an unconsolidated joint venture may be unsuccessful or fail to meet our expectations.

        An unconsolidated joint venture in which we are a 50% partner is re-developing a multi-tenant community shopping center located in Manahawkin, New Jersey, and which we refer to as the Manahawkin Property. We anticipate that this project will be completed in stages through 2022 and that our share of the capital expenditures required in connection therewith may range from $10 million to $15 million. This re-development project may be unsuccessful or fail to meet our expectations due to a variety of risks and uncertainties including:

  •
  the joint venture's inability to obtain all necessary zoning and other required governmental permits and authorizations on a timely basis,

  •
  a decrease in cash flow from the property as the joint venture relocates tenants or choose not to renew leases at the property,

  •
  occupancy rates and rents at the re-developed property may not meet the expected levels and could be insufficient to make the property profitable,

  •
  the inability to complete the project on schedule, or at all, as a result of factors, many of which are beyond the joint venture's control, including weather, labor conditions and material shortages,

  •
  development and construction costs of the project may exceed the joint venture's estimates,

  •
  we or our joint venture partner may not have sufficient resources to fund the project, and

  •
  fluctuations in local and regional economic conditions due to the time lag between commencement and completion of the project.

        See "Item 2. Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information about the Manahawkin Property.

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

        We are subject to the general risks of investing in leased real estate. These include the non-performance of lease obligations by tenants, leasehold improvements that will be costly or difficult to remove should it become necessary to re-rent the leased space for other uses, covenants in certain retail leases that limit the types of tenants to which available space can be rented (which may limit demand or reduce the rents realized on re-renting), rights to terminate leases due to co-tenancy provisions(i.e., a tenant's right to reduce their rent or terminate their lease if certain key tenants vacate a property), events of casualty or condemnation affecting the leased space or the property or due to interruption of the tenant's quiet enjoyment of the leased premises, obligations of a landlord to restore the leased premises or the property following events of casualty or condemnation, adverse changes in economic conditions and local conditions (e.g., changing demographics, retailing trends and traffic patterns), declines in rental rates, changes in the supply and price of quality properties and the market supply and demand of competing properties, the impact of environmental laws, security concerns, prepayment penalties applicable under mortgage financings, changes in tax, zoning, building code, fire safety and other laws and regulations, the type of insurance coverage available, and changes in the type, capacity and sophistication of building systems. The occurrence of any of these events could adversely impact our results of operations, liquidity and financial condition.

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

        We intend to pay quarterly dividends and to make distributions to our stockholders in amounts such that all or substantially all of our ordinary taxable income in each year is distributed. This, along with other factors, will enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code of 1986, as amended, which we refer to as the Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by the risk factors described in this Annual Report on Form 10-K. All distributions will be made at the discretion of our board of directors and will depend on our earnings (including taxable income), our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time.

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

        A number of properties in which we have an interest are owned through consolidated and unconsolidated joint ventures. We may continue to acquire properties through joint ventures and/or contribute some of our properties to joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might file for bankruptcy protection, fail to fund their share of required capital contributions or obtain insurance coverage pursuant to a blanket policy as a result of which claims with respect to other properties covered by such policy and in which we have no interest could reduce or eliminate the coverage available with respect to the joint venture properties. Further, joint venture partners may have conflicting business interests or goals, and as a result there is the potential risk of impasses on decisions, such as a sale and the timing thereof. Any disputes that may arise between joint venture partners and us may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. With respect to our (i) consolidated joint ventures, we own, with two joint venture partners and their respective affiliates, five properties that account for 5.4% of 2019 contractual rental income, and (ii) unconsolidated joint ventures, we own, with two joint venture partners and their affiliates, four properties which account for our $1.5 million share of 2019 base rent payable. We may be adversely affected if we are unable to maintain a satisfactory working relationship with these joint venture partners or if any of these partners becomes financially distressed.

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

        We depend on the services of Matthew J. Gould, chairman of our board of directors, Fredric H. Gould, vice chairman of our board of directors, Patrick J. Callan, Jr., our president and chief executive officer, Lawrence G. Ricketts, Jr., our executive vice president and chief operating officer, David W. Kalish, our senior vice president and chief financial officer and Karen Dunleavy, our vice president—financial, and other members of our senior management to carry out our business and investment strategies. Only three of our most senior executive officers, Messrs. Callan and Ricketts, and Ms. Dunleavy, devote all of their business time to us. The remainder of our senior management provides services to us on a part-time, as-needed basis. The loss of the services of any of our senior management or other key personnel, the inability or failure of the members of senior management providing services to us on a part-time basis to devote sufficient time or attention to our activities or our inability to recruit and retain qualified personnel in the future, could impair our ability to carry out our business and investment strategies.

Our transactions with affiliated entities involve conflicts of interest.

        From time to time we have entered into transactions with persons and entities affiliated with us and with certain of our officers and directors. Such transactions involve a potential conflict of interest, and entail a risk that we could have obtained more favorable terms if we had entered into such transaction with an unaffiliated third party. Our policy for transactions with affiliates is to have these transactions approved by our audit committee. We entered into a compensation and services agreement with Majestic Property effective as of January 1, 2007. Majestic Property is wholly-owned by the vice chairman of our board of directors and it provides compensation to certain of our part-time senior executive officers and other individuals performing services on our behalf. Pursuant to the compensation and services agreement, we pay an annual fee to Majestic Property which provides us with the services of all affiliated executive, administrative, legal, accounting and clerical personnel that we use on a part time basis, as well as property management services, property acquisition, sales and leasing and mortgage brokerage services. In 2018, pursuant to the compensation and services agreement, we paid Majestic Property a fee of $2.7 million and an additional $216,000 for our share of all direct office expenses, including rent, telephone, postage, computer services, supplies, and internet usage. We also obtain our property insurance in conjunction with Gould Investors L.P., our affiliate, and in 2018, reimbursed Gould Investors $912,000 for our share of the insurance premiums paid by Gould Investors. Gould Investors beneficially owns approximately 9.2% of our outstanding common stock and certain of our senior executive officers are also executive officers of the managing general partner of Gould Investors. See Note 11 of our consolidated financial statements for information regarding equity awards to individuals performing services on our behalf pursuant to the compensation and services agreement.

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

The potential phasing out of LIBOR after 2021 may affect our financial results.

        The authority regulating LIBOR has announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict the effect of these changes or the establishment of alternative reference rates. Any changes in the manner in which LIBOR is calculated or the implementation of an alternative rate to succeed LIBOR, may result in a sudden or prolonged increase or decrease in the reported LIBOR rates. If that were to occur, the levels of interest payments we incur and interest payments we receive may change. In addition, although certain of our LIBOR based obligations and investments provide for alternative methods of calculating the interest rate if LIBOR is not reported, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher than, lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR rate was available in its current form.

Risks Related to the REIT Industry

Legislative or regulatory tax changes could have an adverse effect on us.

        There are a number of issues associated with an investment in a REIT that are related to the Federal income tax laws, including, but not limited to, the consequences of our failing to continue to qualify as a REIT. At any time, the Federal income tax laws governing REITs or the administrative interpretations of those laws may be amended or modified. Any new laws or interpretations may take effect retroactively and could adversely affect us or our stockholders.

        On December 22, 2017, Pub. L. No. 15-97 (informally known as the Tax Cuts and Jobs Act (the "Act")) was enacted. The Act makes significant changes to the Code, including changes that impact REITs and their stockholders, among others. In particular, the Act reduces the maximum corporate tax rate from 35% to 21%. By reducing the corporate tax rate, it is possible that the Act will reduce the relative attractiveness to investors (as compared with potential alternative investments) of the generally single level of taxation on REIT distributions. However, the Act also made certain changes to the Code which are generally advantageous to REITs and their stockholders. For instance, for tax years beginning before January 1, 2026, the Act permits up to a 20% deduction for individuals, trusts, and estates with respect to their receipt of "qualified REIT dividends", which are dividends from a REIT that are not capital gain dividends and are not qualified dividend income. These changes generally result in an effective maximum U.S. federal income tax rate on such dividends of 29.6%, if the deduction is allowed in full. Key provisions of the Act that could impact us and the market price of our shares include the following:

  •
  temporarily reducing individual U.S. federal income tax rates on ordinary income, the highest individual U.S. federal income tax rate was reduced from 39.6% to 37% (through tax years beginning before January 1, 2026)

  •
  eliminating miscellaneous itemized deductions and limiting state and local tax deductions;

  •
  reducing the maximum corporate income tax rate from 35% to 21%, which reduces, but does not eliminate, the competitive advantage that REITs enjoy relative to non-REIT corporations;

  •
  permitting individuals, trusts and estates (subject to certain limitations) to deduct up to 20% of certain pass-through business income, including, as noted above, dividends received by our stockholders that are not designated by us as capital gain dividends or qualified dividend income, which will generally result in an effective maximum U.S. federal income tax rate of 29.6% on such dividends, if the deduction is allowed in full (through tax years beginning before January 1, 2026);

  •
  reducing the highest rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

  •
  limiting our deduction for net operating losses to 80% of taxable income (prior to the application of the dividends paid deduction), where taxable income is determined without regarding to the net operating loss deduction itself, and generally eliminating net operating loss carrybacks and allowing unused net operating losses to be carried forward indefinitely;

  •
  expanding the ability of businesses to deduct the cost of certain purchases of property in the year in which such property is purchased; and

  •
  eliminating the corporate alternative minimum tax.

        In addition to the foregoing, the Act may impact our tenants, the real estate market, and the overall economy, which may have an effect on us. It is not possible to state with certainty at this time the effect of the Act on us and on an investment in our shares.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        As of December 31, 2018, we own 119 properties with an aggregate net book value of $705.5 million. Our occupancy rate, based on square footage, was 99.2% and 99.6% as of December 31, 2018 and 2017, respectively.

        We also participate in joint ventures that own four properties and at December 31, 2018, our investment in these unconsolidated joint ventures is $10.9 million. The occupancy rate of our joint venture properties, based on square footage, was 59.3% and 97.6% as of December 31, 2018 and 2017, respectively. The decrease in the occupancy rate is due primarily to the expiration in November 2018 of the Kmart lease at the Manahawkin Property—Kmart had leased 33% of the square footage at the Manahawkin Property. See "—Properties Owned by Joint Ventures", "—Mortgage Debt" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information about the Manahawkin Property, including information about the related mortgage debt and re-development activities.

Our Properties

        The following table details, as of December 31, 2018, certain information about our properties:

Location	Type of Property	Percentage of 2019 Contractual Rental Income	Approximate Square Footage of Building	2019 Contractual Rental Income per Square Foot
Fort Mill, SC	Industrial	4.1	701,595	$4.08
Hauppauge, NY	Industrial	3.8	201,614	12.92
Baltimore, MD	Industrial	3.4	367,000	6.39
Royersford, PA(1)	Retail—Supermarket	3.2	194,600	11.48
Lebanon, TN	Industrial	2.9	540,200	3.78
El Paso, TX	Industrial	2.6	419,821	4.34
West Hartford, CT	Retail—Supermarket	2.2	47,174	32.97
Littleton, CO(2)	Retail	2.2	101,617	16.11
Greensboro, NC	Theater	2.2	61,213	24.75
Delport, MO(3)	Industrial	2.1	339,094	4.28
Secaucus, NJ	Health & Fitness	2.0	44,863	30.40
El Paso, TX(4)	Retail	1.9	110,179	12.50
Wheaton, IL(5)	Land	1.8	300,104	4.18
McCalla, AL	Industrial	1.8	294,000	4.26
Brooklyn, NY	Office	1.8	66,000	18.87
Knoxville, TN	Retail	1.7	35,330	32.84
Fort Mill, SC	Industrial	1.6	303,188	3.76
Joppa, MD	Industrial	1.6	258,710	4.16
Ankeny, IA(3)	Industrial	1.5	208,234	5.04
Moorestown, NJ(3)	Industrial	1.5	219,881	4.63
Pittston, PA	Industrial	1.4	249,600	3.82
Tucker, GA	Health & Fitness	1.4	58,800	16.16
Englewood, CO	Industrial	1.3	63,882	14.56
Pennsburg, PA(3)	Industrial	1.3	291,203	3.04
Saco, ME	Industrial	1.2	131,400	6.12
St. Louis Park, MN(3)	Industrial	1.1	131,710	6.07
Hamilton, OH	Health & Fitness	1.1	38,000	20.75
Beachwood, OH(5)	Land	1.1	349,999	2.24
Cedar Park, TX	Retail—Furniture	1.1	50,810	14.71
Bakersfield, CA	Industrial	1.0	218,116	3.36
Green Park, MO	Industrial	1.0	119,680	6.02
Columbus, OH	Retail—Furniture	1.0	96,924	7.40
Indianapolis, IN	Theater	1.0	57,688	12.37
Indianapolis, IN	Industrial	1.0	125,622	5.45
Lake Charles, LA(6)	Retail	1.0	54,229	12.41
Ronkonkoma, NY(3)	Industrial	1.0	90,599	7.42
Greenville, SC(7)	Industrial	0.9	142,200	4.56
Columbus, OH	Industrial	0.9	105,191	6.02
Ft. Myers, FL	Retail	0.9	29,993	20.17
Huntersville, NC	Industrial	0.9	78,319	7.68
Memphis, TN	Industrial	0.8	224,749	2.61
Kennesaw, GA	Retail	0.8	32,138	17.90
Champaign, IL(3)	Retail	0.8	50,530	11.19
Wichita, KS	Retail—Furniture	0.8	88,108	6.35
Chicago, IL	Retail—Office Supply	0.8	23,939	22.16
New Hope, MN	Industrial	0.8	122,461	4.33

Location	Type of Property	Percentage of 2019 Contractual Rental Income	Approximate Square Footage of Building	2019 Contractual Rental Income per Square Foot
Melville, NY	Industrial	0.8	51,351	10.26
Clemmons, NC(8)	Retail	0.7	96,725	5.40
Moorestown, NJ	Industrial	0.7	64,000	7.61
Tyler, TX	Retail—Furniture	0.7	72,000	6.75
Fayetteville, GA	Retail—Furniture	0.7	65,951	6.97
Louisville, KY	Industrial	0.7	125,370	3.60
Onalaska, WI	Retail	0.6	63,919	7.00
Cary, NC	Retail—Office Supply	0.6	33,490	13.29
New Hyde Park, NY	Industrial	0.6	38,000	11.32
Greenville, SC	Industrial	0.6	88,800	4.81
Philadelphia, PA	Retail—Supermarket	0.6	57,653	7.28
Houston, TX	Retail	0.6	25,005	16.70
Plymouth, MN	Industrial	0.6	82,565	4.95
Richmond, VA	Retail—Furniture	0.6	38,788	10.53
Amarillo, TX	Retail—Furniture	0.6	72,027	5.64
Deptford, NJ	Retail	0.6	25,358	15.90
Highland Ranch, CO(3)	Retail	0.6	42,920	9.39
Virginia Beach, VA	Retail—Furniture	0.6	58,937	6.82
Lexington, KY	Retail—Furniture	0.5	30,173	12.48
Eugene, OR	Retail—Office Supply	0.5	24,978	14.88
Duluth, GA	Retail—Furniture	0.5	50,260	7.29
Newark, DE	Retail	0.5	23,547	15.40
Woodbury, MN	Retail	0.5	49,406	7.21
Newport, VA	Retail—Furniture	0.5	49,865	7.09
El Paso, TX	Retail—Office Supply	0.5	25,000	13.81
Houston, TX	Retail	0.5	20,087	16.00
Durham, NC	Industrial	0.5	46,181	6.95
Greensboro, NC	Retail	0.4	12,950	23.00
Selden, NY	Retail	0.4	14,555	20.00
Athens, GA(9)	Retail	0.4	41,280	6.98
Somerville, MA	Retail	0.4	12,054	23.23
Gurnee, IL	Retail—Furniture	0.4	22,768	12.21
Bluffton, SC	Retail—Furniture	0.4	35,011	7.92
Naples, FL	Retail—Furniture	0.4	15,912	17.43
Carrollton, GA	Restaurant	0.4	6,012	44.42
Pinellas Park, FL	Health & Fitness	0.4	53,064	5.03
Hauppauge, NY	Restaurant	0.4	7,000	36.65
Cartersville, GA	Restaurant	0.4	5,635	44.72
Hyannis, MA	Retail	0.3	9,750	25.28
Richmond, VA	Restaurant	0.3	9,367	25.38
Greensboro, NC	Restaurant	0.3	6,655	35.57
Greenville, SC(10)	Industrial	0.3	128,000	2.22
West Hartford, CT(11)	Retail—Supermarket	0.3	—	0.00
Myrtle Beach, SC	Restaurant	0.3	6,734	31.68
Kennesaw, GA	Restaurant	0.3	4,051	51.06
Everett, MA	Retail	0.3	18,572	11.08
Bolingbrook, IL	Retail	0.3	33,111	6.10
Concord, NC	Restaurant	0.3	4,749	42.04
Cape Girardeau, MO	Retail	0.3	13,502	14.71
Lawrenceville, GA	Restaurant	0.3	4,025	49.25

Location	Type of Property	Percentage of 2019 Contractual Rental Income	Approximate Square Footage of Building	2019 Contractual Rental Income per Square Foot
Miamisburg, OH	Industrial	0.3	35,707	5.48
Marston, MA	Retail	0.3	8,775	21.00
Indianapolis, IN	Restaurant	0.3	12,820	14.14
Monroeville, PA	Retail	0.2	6,051	25.30
Reading, PA	Restaurant	0.2	2,754	53.04
Reading, PA	Restaurant	0.2	2,551	55.89
West Palm Beach, FL	Industrial	0.2	10,361	13.70
Gettysburg, PA	Restaurant	0.2	2,944	44.29
Hanover, PA	Restaurant	0.2	2,702	47.67
Palmyra, PA	Restaurant	0.2	2,798	45.32
Trexlertown, PA	Restaurant	0.2	3,004	41.36
Cuyahoga Falls, OH	Retail	0.2	6,796	17.21
South Euclid, OH	Retail	0.2	11,672	9.94
Hilliard, OH	Retail	0.2	6,751	15.55
Lawrence, KS	Retail	0.2	8,600	12.21
Port Clinton, OH	Retail	0.1	6,749	15.19
Seattle, WA	Retail	0.1	3,053	26.06
Rosenberg, TX	Retail	0.1	8,000	8.79
Louisville, KY	Industrial	0.1	9,642	4.14
Batavia, NY(12)	Retail	0.0	23,483	0.50
Round Rock, TX(13)	Assisted Living Facility	0.0	87,560	0.00
Crystal Lake, IL(14)	Retail	0.0	32,446	0.00
Houston, TX(15)	Retail	0.0	12,000	0.00

		100.0	10,034,639

(1)
This property, a community shopping center, is leased to eleven tenants. Contractual rental income per square foot excludes 3,850 vacant square feet. Approximately 27.9% of the square footage is leased to a supermarket.

(2)
This property, a community shopping center, is leased to 27 tenants. Contractual rental income per square foot excludes 5,200 vacant square feet.

(3)
This property has two tenants.

(4)
This property has four tenants. Contractual rental income per square foot excludes 2,395 vacant square feet.

(5)
This property is ground leased to a multi-unit apartment complex owner/operator. Reflects contingent rent that may be received subject to the satisfaction of performance requirements. See Note 7 of our consolidated financial statements and with respect to the Beachwood, OH property, see also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Challenges Facing Certain Tenants and Properties."

(6)
This property has three tenants. Approximately 43.4% of the square footage is leased to a retail office supply operator.

(7)
This property has three tenants.

(8)
In October 2018, this tenant filed for Chapter 11 bankruptcy protection. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Challenges Facing Certain Tenants and Properties."

(9)
This property has two tenants. Approximately 48.4% of the square footage is leased to a retail office supply operator.

(10)
This property has two tenants. Contractual rental income excludes 24,000 vacant square feet. We entered into a lease with respect to such vacant space with a current tenant at this property and estimate that the base rent payable in 2019 with respect to this vacancy is approximately $74,000.

(11)
This property provides additional parking for the W. Hartford, CT, retail supermarket.

(12)
Base rent increases to $6.00 per square foot in December 2019.

(13)
In December 2018, the tenant filed for Chapter 11 bankruptcy protection and in February 2019, the bankruptcy court confirmed the tenant's/debtor's rejection of the lease. Excludes $349,000 of rent received for January and February, 2019. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Challenges Facing Certain Tenants and Properties."

(14)
This property was operated as an hhgregg retail store. The tenant filed for Chapter 11 bankruptcy protection, rejected the lease and in May 2017, vacated the property. At December 31, 2018, the property is vacant.

(15)
Party City vacated this property at lease expiration in November 2018. At December 31, 2018, this property is vacant.

Properties Owned by Joint Ventures

        The following table sets forth, as of December 31, 2018, information about the properties owned by joint ventures in which we are a venture partner:

Location	Type of Property	Percentage of Base Rent Payable in 2019 Contributed by the Applicable Joint Venture(1)	Approximate Square Footage of Building	2019 Base Rent per Square Foot
Manahawkin, NJ(2)	Retail	87.4	319,349	$15.78
Savannah, GA	Retail	10.0	45,973	6.55
Savannah, GA(3)	Retail	1.8	—	—
Savannah, GA	Retail	0.8	7,959	3.16

		100.0	373,281

(1)
Represents the base rent payable in 2019 with respect to such joint venture property, expressed as a percentage of the aggregate base rent payable in 2019 with respect to all of our joint venture properties.

(2)
This property, a community shopping center, is leased to 21 tenants. Base rent per square foot excludes 151,965 vacant square feet.

(3)
This property provides parking for a restaurant.

  Geographic Concentration

        As of December 31, 2018, the 119 properties owned by us are located in 30 states. The following table sets forth information, presented by state, related to our properties as of December 31, 2018:

State	Number of Properties	2019 Contractual Rental Income	Percentage of 2019 Contractual Rental Income	Approximate Building Square Feet
New York	8	6,038,996	8.7	492,602
Texas	11	5,962,602	8.6	902,489
South Carolina	7	5,800,353	8.4	1,405,528
Pennsylvania	11	5,402,970	7.8	815,860
North Carolina	8	4,138,583	6.0	340,282
Tennessee	3	3,788,797	5.5	800,279
Georgia	9	3,563,543	5.1	268,152
Ohio	9	3,558,217	5.1	657,789
Maryland	2	3,423,902	4.9	625,710
New Jersey	4	3,271,867	4.7	354,102
Colorado	3	2,886,116	4.2	208,419
Illinois	6	2,829,869	4.1	462,898
Missouri	3	2,370,523	3.4	472,276
Minnesota	4	2,094,652	3.0	386,142
Connecticut	2	1,779,365	2.6	47,174
Indiana	3	1,579,609	2.3	196,130
Virginia	4	1,401,879	2.0	156,957
Florida	4	1,290,991	1.9	109,330
Alabama	1	1,252,921	1.8	294,000
Iowa	1	1,049,103	1.5	208,234
Massachusetts	4	916,657	1.3	49,151
Kentucky	3	867,880	1.2	165,185
Maine	1	803,670	1.2	131,400
California	1	733,260	1.0	218,116
Louisiana	1	672,951	1.0	54,229
Kansas	2	664,617	0.9	96,708
Other	4	1,261,314	1.8	115,497

	119	$69,405,207	100.0	10,034,639

        The following table sets forth information, presented by state, related to the properties owned by our joint ventures as of December 31, 2018:

State	Number of Properties	Our Share of the Base Rent Payable in 2019 to these Joint Ventures	Approximate Building Square Feet
New Jersey	1	$1,320,325	319,349
Georgia	3	190,544	53,932

	4	$1,510,869	373,281

Mortgage Debt

        At December 31, 2018, we had:

  •
  70 first mortgages secured by 87 of our 119 properties; and

  •
  $423.1 million of mortgage debt outstanding with a weighted average interest rate of 4.26% and a weighted average remaining term to maturity of approximately 8.7 years. Substantially all of such mortgage debt bears fixed interest at rates ranging from 3.02% to 5.88% and contains prepayment penalties.

        The following table sets forth scheduled principal mortgage payments due on our properties as of December 31, 2018 (dollars in thousands):

YEAR	PRINCIPAL PAYMENTS DUE
2019	$15,969
2020	13,777
2021	22,704
2022	45,823
2023	40,952
Thereafter	283,871

Total	$423,096

        At December 31, 2018, the first mortgage on the Manahawkin Property, the only joint venture property with mortgage debt, had an outstanding principal balance of $23.9 million, carries an annual interest rate of 4% and matures in July 2025. This mortgage contains a prepayment penalty. The following table sets forth the scheduled principal mortgage payments due for this property as of December 31, 2018 (dollars in thousands):

YEAR	PRINCIPAL PAYMENTS DUE
2019	$711
2020	740
2021	770
2022	802
2023	835
Thereafter	20,016

Total	$23,874

        The mortgages on our properties (including properties owned by joint ventures) are generally non-recourse, subject to standard carve-outs. The term "standard carve-outs" refers to recourse items to an otherwise non-recourse mortgage and are customary to mortgage financing. While carve-outs vary from lender to lender and transaction to transaction, the carve-outs may include, among other things, voluntary bankruptcy filings, environmental liabilities, the sale, financing or encumbrance of the property in violation of loan documents, damage to property as a result of intentional misconduct or gross negligence, failure to pay valid taxes and other claims which could create liens on property and the conversion of security deposits, insurance proceeds or condemnation awards.

Item 3.    Legal Proceedings.

        Not applicable.

Item 4.    Mine Safety Disclosures.

        Not applicable.

Part II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is listed on the New York Stock Exchange under the symbol "OLP." As of March 13, 2019, there were approximately 380 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

        We did not repurchase any shares of our outstanding common stock in 2018.

Equity Compensation Plan Information

        As of December 31, 2018, the only equity compensation plan under which equity compensation may be awarded is our 2016 Incentive Plan, which was approved by our stockholders in June 2016. This plan permits us to grant stock options, restricted stock, restricted stock units and performance based awards to our employees, officers, directors, consultants and other eligible participants. The following table provides information as of December 31, 2018 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under our 2016 Incentive Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	152,500	—	162,900
Equity compensation plans not approved by security holders	—	—	—

Total	152,500	—	162,900

(1)
Represents an aggregate of up to 152,500 shares of common stock issuable pursuant to restricted stock units. On each of June 30, 2020 and 2021, 76,250 shares of common stock underlying these units vest, if and to the extent specified performance (i.e., average annual return on capital) and/or market (i.e., average annual total stockholder return) conditions are satisfied by such dates.

(2)
After giving effect to 150,050 shares of restricted stock granted January 10, 2019 pursuant to our 2016 Incentive Plan.

Item 6.    Selected Financial Data.

        The following table sets forth on a historical basis our selected financial data. This information should be read in conjunction with our consolidated financial statements and "Item 7. Management's

Discussion and Analysis of Financial Conditions and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

	As of and for the Year Ended December 31, (Dollars in thousands, except per share data)
	2018		2017	2016	2015		2014
OPERATING DATA
Total revenues	$79,126	(1)	$75,916	$70,588	$65,711	(1)	$60,477	(1)
Gain on sale of real estate, net	5,262		9,837	10,087	5,392		10,180
Operating income	36,330		41,803	41,780	38,045		40,424
Equity in earnings of unconsolidated joint ventures	1,304		826	1,005	412		533
Equity in earnings from sale of unconsolidated JV properties	2,057		—	—	—		—
Net income attributable to One Liberty Properties, Inc.	20,665		24,147	24,422	20,517		22,116
Weighted average number of common shares outstanding:
Basic	18,575		17,944	16,768	15,971		15,563
Diluted	18,588		18,047	16,882	16,079		15,663
Net income per common share—basic	$1.05		$1.29	$1.40	$1.23		$1.37
Net income per common share—diluted	$1.05		$1.28	$1.39	$1.22		$1.37
Cash distributions declared per share of common stock	$1.80		$1.74	$1.66	$1.58		$1.50
BALANCE SHEET DATA
Real estate investments, net	$705,459		$666,374	$651,213	$562,257		$504,850
Unamortized intangible lease assets, net	26,541		30,525	32,645	28,978		27,387
Investment in unconsolidated joint ventures	10,857		10,723	10,833	11,350		4,907
Cash and cash equivalents	15,204		13,766	17,420	12,736		20,344
Total assets	780,912		742,586	733,445	646,499		587,162
Mortgages payable, net of deferred financing costs	418,798		393,157	394,898	331,055		288,868
Due under line of credit, net of deferred financing costs	29,688		8,776	9,064	17,744		13,154
Unamortized intangible lease liabilities, net	14,013		17,551	19,280	14,521		10,463
Total liabilities	482,317		444,084	441,518	384,073		331,258
Total equity	298,595		298,502	291,927	262,426		255,904
OTHER DATA(2)
Funds from operations	$38,879		$36,193	$33,256	$32,717		$28,248
Funds from operations per common share:
Basic	$2.02		$1.95	$1.91	$1.98		$1.76
Diluted	$2.02		$1.94	$1.90	$1.97		$1.75
Adjusted funds from operations	$41,059		$39,065	$34,848	$31,997		$29,703
Adjusted funds from operations per common share:
Basic	$2.14		$2.10	$2.01	$1.94		$1.85
Diluted	$2.13		$2.09	$1.99	$1.92		$1.84

(1)
Includes lease termination fees of $372,000, $2.9 million and $1.3 million for 2018, 2015 and 2014, respectively.

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

        The table below provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for each of the indicated years (dollars in thousands):

	2018	2017	2016	2015	2014
GAAP net income attributable to One Liberty Properties, Inc.	$20,665	$24,147	$24,422	$20,517	$22,116
Add: depreciation and amortization of properties	23,792	20,674	17,865	16,150	14,494
Add: our share of depreciation and amortization of unconsolidated joint ventures	709	872	893	634	374
Add: impairment loss	—	153	—	—	1,093
Add: amortization of deferred leasing costs	363	319	299	234	168
Add: Federal excise tax relating to gain on sale	—	—	6	174	302
Deduct: gain on sale of real estate, net	(5,262)	(9,837)	(10,087)	(5,392)	(10,180)
Deduct: purchase price fair value adjustment	—	—	—	(960)	—
Deduct: equity in earnings from sale of unconsolidated joint venture properties	(2,057)	—	—	—	—
Adjustments for non-controlling interests	669	(135)	(142)	1,360	(119)

NAREIT funds from operations applicable to common stock	38,879	36,193	33,256	32,717	28,248
Deduct: straight-line rent accruals and amortization of lease intangibles	(1,491)	(1,329)	(2,991)	(1,605)	(1,756)
(Deduct) add: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	(539)	36	49	7	(1)
Deduct: lease termination fee income	(372)	—	—	(2,886)	(1,269)
Add: amortization of restricted stock compensation	3,510	3,133	2,983	2,334	1,833
Add: prepayment costs on debt	—	—	577	568	1,581
Add: amortization and write-off of deferred financing costs	985	977	904	1,023	1,038
Add: our share of amortization and write-off of deferred financing costs of unconsolidated joint ventures	45	25	25	23	17
Adjustments for non-controlling interests	42	30	45	(184)	12

Adjusted funds from operations applicable to common stock	$41,059	$39,065	$34,848	$31,997	$29,703

        The table below provides a reconciliation of net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO:

	2018	2017	2016	2015	2014
GAAP net income attributable to One Liberty Properties, Inc.	$1.05	$1.28	$1.39	$1.22	$1.37
Add: depreciation and amortization of properties	1.24	1.12	1.02	.98	.90
Add: our share of depreciation and amortization of unconsolidated joint ventures	.04	.05	.05	.04	.02
Add: impairment loss	—	.01	—	—	.07
Add: amortization of deferred leasing costs	.02	.02	.02	.02	.01
Add: Federal excise tax relating to gain on sale	—	—	—	.01	.02
Deduct: gain on sale of real estate	(.27)	(.53)	(.57)	(.32)	(.63)
Deduct: purchase price fair value adjustment	—	—	—	(.06)	—
Deduct: equity in earnings from sale of unconsolidated joint venture properties	(.10)	—	—	—	—
Adjustments for non-controlling interests	.04	(.01)	(.01)	.08	(.01)

NAREIT funds from operations per share of common stock	2.02	1.94	1.90	1.97	1.75
Deduct: straight-line rent accruals and amortization of lease intangibles	(.07)	(.07)	(.16)	(.10)	(.10)
Deduct: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	(.03)	—	—	—	—
Deduct: lease termination fee income	(.02)	—	—	(.17)	(.08)
Add: amortization of restricted stock compensation	.18	.17	.17	.14	.11
Add: prepayment costs on debt	—	—	.03	.03	.10
Add: amortization and write-off of deferred financing costs	.05	.05	.05	.06	.06
Add: our share of amortization and write-off of deferred financing costs of unconsolidated joint ventures	—	—	—	—	—
Adjustments for non-controlling interests	—	—	—	(.01)	—

Adjusted funds from operations per share of common stock	$2.13	$2.09	$1.99	$1.92	$1.84

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        We are a self-administered and self-managed real estate investment trust. We are focused on acquiring, owning and managing a geographically diversified portfolio of industrial, retail (including furniture stores and supermarkets), restaurant, health and fitness and theater properties, many of which are subject to long-term leases. Most of our leases are "net leases" under which the tenant, directly or indirectly, is responsible for paying the real estate taxes, insurance and ordinary maintenance and repairs of the property. As of December 31, 2018, we own 119 properties and our joint ventures own four properties. These 123 properties are located in 30 states.

        We face a variety of risks and challenges in our business. As more fully described under "Item 1A. Risk Factors", we, among other things, face the possibility we will not be able to acquire accretive properties on acceptable terms, lease our properties on terms favorable to us or at all, our tenants may not be able to pay their rental and other obligations and we may not be able to renew or re-let, on acceptable terms, leases that are expiring or otherwise terminating.

        We seek to manage the risk of our real property portfolio and the related financing arrangements by diversifying among types of properties, industries, locations, tenants, scheduled lease expirations, mortgage maturities and lenders, and by seeking to minimize our exposure to interest rate fluctuations. As a result, as of December 31, 2018:

  •
  our 2019 contractual rental income is derived from the following property types: 46.1% from industrial, 36.6% from retail, 4.9% from restaurant, 4.5% from health and fitness, 3.2% from theater and 4.7% from other properties,

  •
  there are no states with properties that account for more than 8.7% of 2019 contractual rental income,

  •
  no tenant accounts for more than 7.0% of 2019 contractual rental income,

  •
  through 2027, there are only two years in which the percentage of our contractual rental income represented by expiring leases exceeds 10% of our 2019 contractual rental income (i.e., 20.4% in 2022 and 11.5% in 2023)—approximately 31.7% of our 2019 contractual rental income is represented by leases expiring in 2028 and thereafter,

  •
  after giving effect to interest rate swap agreements, substantially all of our mortgage debt bears interest at fixed rates,

  •
  until 2022, not more than 6% of our total scheduled principal mortgage payments is due in any year, and

  •
  there are seven different counterparties to our portfolio of interest rate swaps: three counterparties, rated A- or better by a national rating agency, account for 69.9%, or $82.0 million, of the notional value of our swaps; and two counterparties, rated BB or better by a national rating agency, account for 23.0%, or $26.9 million, of the notional value of such swaps.

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

        We are sensitive to the risks facing the retail industry as a result of the growth of e-commerce. We are addressing our exposure to the retail industry by seeking to acquire industrial properties that we believe capitalize on e-commerce activities, such as e-commerce distribution and warehousing facilities, and by being especially selective in acquiring retail properties. As a result, retail properties generated 41.9%, 43.3%, and 46.1% of rental income, net, in 2018, 2017, and 2016, respectively, and industrial properties generated 39.1%, 34.1%, and 30.8% of rental income, net, in 2018, 2017, and 2016, respectively.

2018 Highlights

        In 2018:

  •
  our rental income, net, increased by $2.1 million, or 3.1%, from 2017.

  •
  we acquired eight industrial properties for an aggregate purchase price of $79.5 million. The acquired properties account for $5.6 million, or 8.1%, of our 2019 contractual rental income.

  •
  we sold three properties for a net gain on sale of real estate of $5.3 million. The properties sold accounted for 3.0% and 4.7% of 2018 and 2017 rental income net, respectively.

  •
  unconsolidated joint ventures in which we have 50% equity interest sold a (i) property and (ii) land parcel and a building thereon—our 50% share of the aggregate gains from these sales was $2.1 million, which is included in equity in earnings from sale of unconsolidated joint venture properties.

  •
  we obtained proceeds of $61.7 million from mortgage financings, including $14.7 million of refinanced amounts.

  •
  we raised net proceeds of approximately $3.1 million from the issuance of 126,300 shares of common stock pursuant to our at-the-market equity offering program.

Challenges Facing Certain Tenants and Properties

        We describe below certain risks and uncertainties associated with tenants and properties that are experiencing financial or other challenges.

        In December 2018, PM Management-Round Rock AL, LLC, the tenant at our assisted living facility in Round Rock, Texas, and its parent, Senior Care Centers, LLC, filed for Chapter 11 bankruptcy protection with the U.S. Bankruptcy Court for the Northern District of Texas. This property accounted for $353,000, or less than 1.0%, of 2018 rental income (after giving effect to the write-off described below) and $2.2 million, or 3.2%, of 2017 rental income. In 2018, we wrote-off $4.9 million with respect to this property, including a $2.7 million write-off of tenant origination costs to depreciation and amortization expense, and a $1.4 million write-off against rental income of the balance of the tenant's unbilled rent receivable. At December 31, 2018, the net book value and mortgage debt associated with this property were $16.1 million and $13.5 million, respectively. In 2017 and 2018, this tenant paid $2 million and $1.7 million of base rent, respectively, and in 2019, this tenant paid $349,000, representing the base rent owed for January and February 2019. We estimate that the carrying costs (including mortgage interest expense) for this property in 2019 may exceed $1.2 million. Harden Healthcare, LLC and Senior Care Centers, LLC guaranteed the payment and performance of the obligations under this lease. We sued the guarantors but cannot provide any assurance that we will obtain any recovery therefrom. We are seeking a replacement operator licensed to manage this facility (a "Licensed Operator"). If we do not engage such an operator, we may attempt to sell or re-lease the property. Our ability to sell or re-lease this property is constrained by competing facilities in such market and state regulatory requirements mandating that assisted living facilities be operated by a Licensed Operator.

        A multi-family complex, which we refer to as The Vue, which ground leases from us the underlying land located in Beachwood, Ohio, experienced a significant decrease in its operating cash flow in 2018 due to a decrease in the property's occupancy rate. The occupancy rate, which at December 31, 2018 was 72.1%, declined during 2018 due to a casualty loss the impact of which was compounded by competition from recently constructed residential buildings. Accordingly, effective October 1, 2018, (i) we and the owner/operator of The Vue entered into a lease amendment which, among other things, reduced the annual base rent payable in 2019 pursuant to the ground lease to $783,000 (from an annual base rent of $1.6 million in 2018) which increases in stages to approximately $1.3 million beginning April 2021 and (ii) the owner/operator deposited $600,000 in escrow to secure the payment of the rent payable from October 2018 through July 2019. The owner/operator also raised $2 million in equity from its members to support the operations at the property. The Vue accounted for $1.5 million, or 2.2%, of 2017 rental income, $1.4 million, or 2.0%, of 2018 rental income, and accounts for $783,000, or 1.1%, of 2019 contractual rental income. At December 31, 2018 (i) there are no unbilled rent receivables, intangibles or tenant origination costs associated with this property and (ii) the net book value of our land subject to this ground lease is $13.9 million and is subordinate to $67.4 million of mortgage debt incurred by the owner/operator. Unlike most of our tenancies, the owner/operator is responsible for the property's current monthly mortgage interest payments of approximately $228,000—the interest only period with respect to such mortgage expires August 2020. See "—Off Balance Sheet Arrangements" and Note 7 to our consolidated financial statements.

        In October 2018, Kmart Corp. filed for Chapter 11 bankruptcy protection with the U.S. Bankruptcy Court for the Southern District of New York. Our Kmart property located in Clemmons, North Carolina, accounted for $601,000 or 0.9%, and $699,000, or 1.0%, of rental income for 2017 and 2018, respectively, and at December 31, 2018, the net book value, intangible lease liability and mortgage debt associated with this property was $5.2 million, $1.0 million and $1.9 million, respectively. There are no tenant origination costs or unbilled rent receivables associated with this property. As of March 13, 2019, the lease has not been rejected and remains in effect. Though the tenant has paid rent through March 2019, no assurance can be given that it will continue to do so. We estimate that in 2019 the carrying costs (including mortgage interest expense) associated with this property are approximately $262,000.

        A retail property located in Crystal Lake, Illinois has been vacant for the past two years. At December 31, 2018, the mortgage debt on the property was $ 1.6 million, and we estimate that in 2019, the carrying costs (including mortgage interest expense) with respect to this property are approximately $239,000.

        We decided, as contemplated by our disclosures earlier in 2018, to pursue a re-development of the Manahawkin Property, which is owned by an unconsolidated joint venture in which we have a 50% equity interest. We estimate that our share of the annual base rent to be generated at this property will be reduced to approximately $1.3 million in 2019 from approximately $1.8 million in 2018 (as adjusted for the write-off of certain accounts receivable and an intangible lease liability) as a result of (i) our re-development efforts, which may necessitate that we relocate or not renew certain tenants and (ii) Kmart, a former anchor tenant at this property which leased 33% of the square footage, vacating the property at lease expiration in November 2018. We believe that during the re-development period, cash flow from the operations at this property will cover the property's carrying costs and debt service obligations. See "—Liquidity and Capital Resources."

        We may be adversely affected if, among other things, (i) any of these tenants reduce, defer, or do not pay the rent payments due us or do not pay the operating expenses of the property for which they are responsible, (ii) if the owner/operator of the The Vue fails to pay required mortgage payments when due, (iii) we sell our interest in any of these properties when they are in distress, (iv) our interests in these properties are foreclosed upon, or (v) we are required to take write-offs (other than those already taken with respect to the assisted living facility or impairment charges with respect to these properties.

Comparison of Years Ended December 31, 2018 and 2017

Revenues

        The following table compares total revenues for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2018	2017		% Change
Rental income, net	$70,298	$68,244	$2,054	3.0
Tenant reimbursements	8,456	7,672	784	10.2
Lease termination fee	372	—	372	n/a

Total revenues	$79,126	$75,916	$3,210	4.2

        Rental income, net.    The increase is due to:

  •
  $1.6 million from properties acquired in 2017,

  •
  $1.5 million from properties acquired in 2018, and

  •
  $279,000 of a net increase from same store properties (i.e., the properties owned for the entirety of the periods being presented).

    Same store rental income increased on a gross basis by $2.3 million in 2018—the components of the increase are:

    •
    $804,000 from the non-cash write-off to rental income of a lease intangible liability in connection with the Savers' Buyout described in "Lease termination fee" below,

    •
    $724,000 of rental income from two properties that were vacant for all or a portion of 2017,

    •
    $613,000 from two properties (i.e., L-3—Hauppauge, New York and Huttig—Saco, Maine) which were improved and/or expanded, and

    •
    $115,000 from an increase in the rental rate payable at our Wheaton, IL property.

    The gross increase in rental income at same store properties was offset by $2.0 million due to:

    •
    with respect to the assisted living facility, the (i) $1.4 million write-off against rental income representing the balance of the unbilled rent receivable and (ii) $344,000 write-off of November and December 2018 rent,

    •
    the $141,000 decrease in percentage rent, and

    •
    the $114,000 rent reduction at The Vue.

        Offsetting the increase in rental income, net, are decreases of:

  •
  $1.1 million representing the 2017 rental income from properties sold during 2018, and

  •
  $328,000 representing the 2017 rental income from properties sold during 2017.

        We estimate that rental income in 2019 from the properties acquired in 2018 will be approximately $6.4 million.

        Tenant reimbursements.    Real estate tax and operating expense reimbursements increased due to reimbursements of approximately $399,000 and $186,000 from properties acquired in 2017 and 2018, respectively. Reimbursements at same store properties increased by $481,000. Tenant reimbursements generally relate to real estate expenses incurred in the same period. The increase in reimbursements was offset by $282,000 from the sale of our Fort Bend, Texas property.

        Lease termination fee.    In 2018, we received a lease termination fee of $372,000 in connection with the buyout of the lease with Savers for a retail property located in Colorado, which we refer to as the "Savers' Buyout", and re-leased the property simultaneously with the lease termination. There was no such fee in 2017.

Operating Expenses

        The following table compares operating expenses for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2018	2017		% Change
Operating expenses:
Depreciation and amortization	$24,155	$20,993	$3,162	15.1
General and administrative	11,937	11,279	658	5.8
Real estate expenses	11,288	10,736	552	5.1
Federal excise and state taxes	370	481	(111)	(23.1)
Leasehold rent	308	308	—	—
Impairment loss	—	153	(153)	(100.0)

Total operating expenses	$48,058	$43,950	$4,108	9.3

        Depreciation and amortization.    The increase is due primarily to increases of:

  •
  $3.2 million write-off of tenant origination costs in connection with the assisted living facility ($2.7 million) and Saver's Buyout ($430,000),

  •
  $1.2 million depreciation and amortization expense on the properties acquired in 2018 and 2017 (including $498,000 from properties acquired in 2018), and

  •
  $309,000 from improvements at several properties.

        The increase was offset by $1.1 million due to the sales of properties in 2018 and 2017 (including $189,000 from properties sold in 2018) and the inclusion, in 2017, of a $219,000 write-off of tenant origination costs at a vacant property formerly tenanted by hhgregg—Crystal Lake, Illinois.

        We estimate that in 2019, depreciation and amortization from the properties acquired in 2018 will be approximately $2.4 million. This expense for these properties in 2018 was $498,000.

        General and administrative.    The increase is due primarily to increases of:

  •
  $314,000 in non-cash compensation expense related to the restricted stock units awarded in 2018 and 2017;

  •
  $229,000 in non-cash compensation expense due to the increase in the number, and higher fair value, of the shares of restricted stock granted in 2018 in comparison to the awards granted in 2013; and

  •
  $220,000 in compensation expense primarily due to higher compensation levels.

        The increase was offset by the inclusion in 2017 of $166,000 of non-cash expense related to the accelerated vesting of restricted stock awards due to the retirement of a non-management director.

        Real estate expenses.    The increase is due primarily to increases of:

  •
  $836,000 from several same store properties—a substantial portion of these expenses are rebilled to tenants and included in Tenant reimbursements,

  •
  $553,000 from properties acquired in 2018 and 2017 (including $191,000 from properties acquired in 2018), and

  •
  $380,000 related to our assisted living facility (including $330,000 of 2018 real estate taxes the tenant was scheduled to pay in early 2019).

        The increase was offset by:

  •
  a $606,000 decrease related to properties sold during 2018 and 2017 (including $269,000 from properties sold in 2018),

  •
  the inclusion in the 2017 period of $426,000 for two vacant properties that were re-tenanted subsequent to September 30, 2017, and

  •
  the inclusion in the 2017 period of $185,000 litigation expense and other professional fees related to a property.

        Impairment loss.    In 2017, we recorded an impairment loss of $153,000 with respect to our property formerly tenanted by Joe's Crab Shack, which was sold in November 2017. There was no similar loss in 2018.

Gain on sale of real estate, net

        The following table compares gain on sale of real estate, net:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2018	2017		% Change
Gain on sale of real estate, net	$5,262	$9,837	($4,575)	(46.5)

        The gain in 2018 was realized from the sales of our Fort Bend, Texas property (a $2.4 million gain) and Lakemoor, Illinois property (a $4.6 million gain) offset by a $1.7 million loss on the December 2018 sale of the property tenanted by Shopko and located in Lincoln, Nebraska. The gain in 2017 was realized from the sales of the Greenwood Village, Colorado property, the Kohl's property in Kansas City, Missouri, and the former hhgregg property in Niles, Illinois.

Other Income and Expenses

        The following table compares other income and expenses for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2018	2017		% Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$1,304	$826	$478	57.9
Equity in earnings from sale of unconsolidated joint venture properties	2,057	—	2,057	n/a
Other income	720	407	313	76.9
Interest:
Expense	(17,862)	(17,810)	52	0.3
Amortization and write-off of deferred financing costs	(985)	(977)	8	0.8

        Equity in earnings of unconsolidated joint ventures.    The increase is due to a $550,000 write-off of an intangible lease liability in connection with the expiration of the Kmart lease at the Manahawkin Property and $110,000 from the termination of an interest rate derivative in connection with the July 31, 2018 sale of a property in Milwaukee, Wisconsin. The Milwaukee, Wisconsin property contributed $287,000 and $316,000 in 2018 and 2017, respectively, to equity in income of unconsolidated joint ventures.

        Equity in earnings from sale of unconsolidated joint venture properties.    The results for 2018 include a $2.0 million gain from the sale of the Milwaukee, Wisconsin property.

        Other income.    Other income in 2018 includes $395,000 from the early termination of an interest rate derivative in connection with a refinancing transaction and a non-recurring $298,000 consulting fee. Other income in 2017 includes $243,000 paid to us by a former tenant in connection with the resolution of a dispute and $74,000 that we received for easements on a property sold in 2017.

        Interest expense.    The following table summarizes interest expense for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2018	2017		% Change
Interest expense:
Credit facility interest	$668	$478	$190	39.7
Mortgage interest	17,194	17,332	(138)	(0.8)

Total	$17,862	$17,810	$52	0.3

  Credit facility interest

        The increase in 2018 is due to the $3.1 million increase in the weighted average balance outstanding under the facility and a 86 basis point increase in the weighted average interest rate (from 2.87% to 3.73%) due to the increase in the one month LIBOR rate.

  Mortgage interest

        The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt during the applicable year:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2018	2017		% Change
Average interest rate on mortgage debt	4.26%	4.31%	(0.05)	(1.2)
Average principal amount of mortgage debt	$404,035	$399,086	$4,949	1.2

        In 2018, we financed (including financings effectuated in connection with acquisitions) or refinanced $61.7 million of gross mortgage debt (including $14.7 million of refinanced amounts) with an average interest rate of approximately 4.4%. Mortgage interest expense in 2017 includes $118,000 related to the payoff of a mortgage and early termination of the related interest rate derivative in connection with the July 2017 sale of the Kohl's—Kansas City, Missouri property.

        We estimate that in 2019, the mortgage interest expense associated with the properties acquired in 2018 will be approximately $701,000 for the three of the eight acquired properties that at December 31, 2018, had mortgage debt. Interest expense for these three properties in 2018 was $233,000.

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

Operating Expenses

        The following table compares operating expenses for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2017	2016		% Change
Operating expenses:
Depreciation and amortization	$20,993	$18,164	$2,829	15.6
General and administrative	11,279	10,693	586	5.5
Real estate expenses	10,736	8,931	1,805	20.2
Real estate acquisition costs	—	596	(596)	(100.0)
Federal excise and state taxes	481	203	278	136.9
Leasehold rent	308	308	—	—
Impairment loss	153	—	153	n/a

Total operating expenses	$43,950	$38,895	$5,055	13.0

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

        General and administrative.    The increase is due primarily to increases of: (i) $278,000 in compensation expense primarily due to higher compensation levels; (ii) $166,000 in non-cash compensation expense related to the accelerated vesting of restricted stock due to the retirement of a non-management director; and (iii) $142,000 of miscellaneous expenses.

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

Gain on sale of real estate, net

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

        Other income.    Other income in 2017 includes $243,000 paid to us by a former tenant in connection with the resolution of a dispute and $74,000 that we received for easements on a property sold in 2017. Other income in 2016 includes $356,000 that we received for such easements.

        Interest expense.    The following table summarizes interest expense for the periods indicated:

	Year Ended December 31,
			Increase (Decrease)
(Dollars in thousands)	2017	2016		% Change
Interest expense:
Credit facility interest	$478	$590	$(112)	(19.0)
Mortgage interest	17,332	16,668	664	4.0

Total	$17,810	$17,258	$552	3.2

  Credit facility interest

        The decrease in 2017 is due to the $11.2 million decrease in the weighted average balance outstanding under our line of credit. The decrease was offset by an increase of 64 basis points in the weighted average interest rate due to the increase in the one month LIBOR rate and an increase of $81,000 in the unused facility fee primarily resulting from the $25.0 million increase in our borrowing capacity under the facility.

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

Liquidity and Capital Resources

        Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our revolving credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of our equity securities and property sales. In 2018, we obtained $47.1 million of proceeds from mortgage financings, net of $14.7 million of refinanced amounts, and $3.1 million of net proceeds from the sale of our common stock pursuant to our at-the-market equity offering program. Our available liquidity at March 8, 2019 was approximately $94.7 million, including approximately $7.2 million of cash and cash equivalents (net of the credit facility's required $3.0 million deposit maintenance balance) and, subject to borrowing base requirements, up to $87.5 million available under our revolving credit facility.

  Liquidity and Financing

        We expect to meet our (i) operating cash requirements (including debt service and anticipated dividend payments) principally from cash flow from operations and (ii) remaining capital requirements of $791,000 for building expansion and improvements at our property tenanted by L-3, located in Hauppauge, New York, from cash flow from operations, our available cash and cash equivalents, proceeds from the sale of our common stock and, to the extent permitted, our credit facility. We and our joint venture partner are also pursuing a significant re-development of the Manahawkin Property—we estimate that our share of the capital expenditures required in connection with such re-development will range from $10 million to $15 million and anticipate that such expenditures will be funded from the foregoing sources.

        The following table sets forth, as of December 31, 2018, information with respect to our mortgage debt that is payable from January 2019 through December 31, 2021 (excluding the mortgage debt of our unconsolidated joint ventures):

(Dollars in thousands)	2019	2020	2021	Total
Amortization payments	$12,484	$13,777	$14,241	$40,502
Principal due at maturity	3,485	—	8,463	11,948

Total	$15,969	$13,777	$22,704	$52,450

        At December 31, 2018, an unconsolidated joint venture had a first mortgage on its property (i.e., the Manahawkin Property) with an outstanding balance approximately $23.9 million, bearing interest at 4% per annum and maturing in July 2025.

        We intend to make debt amortization payments from operating cash flow and, though no assurance can be given that we will be successful in this regard, generally intend to refinance, extend or payoff the mortgage loans which mature in 2019 through 2021. We intend to repay the amounts not refinanced or extended from our existing funds and sources of funds, including our available cash, proceeds from the sale of our common stock and our credit facility (to the extent available).

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

  Credit Facility

        Subject to borrowing base requirements, we can borrow up to $100.0 million pursuant to our revolving credit facility which is available to us for the acquisition of commercial real estate, repayment of mortgage debt, property improvements and general working capital purposes; provided, that if used for property improvements and working capital purposes, the amount outstanding for such purposes will not exceed the lesser of $15.0 million and 15% of the borrowing base and if used for working capital purposes, will not exceed $10.0 million. The facility matures December 31, 2019 and bears interest equal to the one month LIBOR rate plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 300 basis points if such ratio is greater than 65%. The applicable margin was 175 basis points for 2017 and 2018. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $100.0 million. The credit facility requires the maintenance of $3.0 million in average deposit balances. For 2018, the weighted average interest rate on the facility was approximately 3.73% and as of March 11, 2019, the rate on the facility was 4.24%.

        The terms of our revolving credit facility include certain restrictions and covenants which limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At December 31, 2018, we were in compliance in all material respects with the covenants under this facility.

Contractual Obligations

        The following sets forth our contractual obligations as of December 31, 2018:

	Payment due by period
(Dollars in thousands)	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years	Total
Contractual Obligations
Mortgages payable—interest and amortization	$30,629	$61,840	$55,379	$119,634	$267,482
Mortgages payable—balances due at maturity	3,485	8,463	59,729	209,648	281,325
Credit facility(1)	30,000	—	—	—	30,000
Purchase obligations(2)	4,228	6,136	5,966	—	16,330

Total	$68,342	$76,439	$121,074	$329,282	$595,137

(1)
Represents the amount outstanding at December 31, 2018. We may borrow up to $100.0 million under such facility. The facility expires December 31, 2019.

(2)
Assumes that (i) $3.0 million will be payable annually during the next five years pursuant to the compensation and services agreement and (ii) $791,000 will be spent in 2019 with respect to the remaining contractually required building expansion and tenant improvements at the L-3, Hauppauge, New York property. Excludes an estimated $10 million to $15 million anticipated to be expended in connection with the re-development of the Manahawkin Property, which we expect will be completed in stages through 2022.

        As of December 31, 2018, we had $423 million of mortgage debt outstanding (excluding mortgage indebtedness of our unconsolidated joint ventures), all of which is non-recourse (subject to standard carve-outs). We expect that mortgage interest and amortization payments (excluding repayments of principal at maturity) of approximately $92.5 million due through 2021 will be paid primarily from cash generated from our operations. We anticipate that principal balances due at maturity through 2021 of $11.9 million will be paid primarily from cash and cash equivalents and mortgage financings and refinancings. If we are unsuccessful in refinancing our existing indebtedness or financing our unencumbered properties, our cash flow, funds available under our credit facility and available cash, if any, may not be sufficient to repay all debt obligations when payments become due, and we may need to issue additional equity, obtain long or short-term debt, or dispose of properties on unfavorable terms.

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

  Off-Balance Sheet Arrangements

        We are not a party to any off-balance sheet arrangements other than with respect to land parcels owned by us and located in Wheaton, Illinois and Beachwood, Ohio. These parcels are improved by multi-family complexes and we ground leased the parcels to the owner/operators of such complexes. These ground leases generated $2.6 million of rental income, net, during 2018, excluding $800,000 generated from our Lakemoor, Illinois property which was sold in September 2018. At December 31, 2018, our maximum exposure to loss with respect to these properties is $24.4 million, representing the carrying value of the land; our leasehold positions are subordinate to an aggregate of $106.9 million of mortgage debt incurred by our tenants, the owner/operators of the multi-family complexes. These owner/operators are affiliated with one another. We do not believe that this type of off-balance sheet arrangement has been or will be material to our liquidity and capital resource positions. See Notes 5 and 7 to our consolidated financial statements for additional information regarding these arrangements.

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

        We use interest rate swaps to limit interest rate risk on variable rate mortgages. These swaps are used for hedging purposes-not for speculation. We do not enter into interest rate swaps for trading purposes. At December 31, 2018, our aggregate liability in the event of the early termination of our swaps was $554,000.

        At December 31, 2018, we had 27 interest rate swap agreements outstanding. The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of December 31, 2018, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have increased by approximately $5.3 million and the net unrealized gain on derivative instruments would have increased by $5.3 million. If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have decreased by approximately $5.7 million and the net unrealized gain on derivative instruments would have decreased by $5.7 million. These changes would not have any impact on our net income or cash.

        Our mortgage debt, after giving effect to the interest rate swap agreements, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.

        Our variable rate credit facility is sensitive to interest rate changes. At December 31, 2018, a 100 basis point increase of the interest rate on this facility would increase our related interest costs by approximately $300,000 per year and a 100 basis point decrease of the interest rate would decrease our related interest costs by approximately $300,000 per year.

        The fair market value of our long-term debt is estimated based on discounting future cash flows at interest rates that our management believes reflect the risks associated with long term debt of similar risk and duration.

        The following table sets forth our debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated fair market value at December 31, 2018:

	For the Year Ended December 31,
(Dollars in thousands)	2019	2020	2021	2022	2023	Thereafter	Total	Fair Market Value
Fixed rate:
Long-term debt	$15,969	$13,777	$22,704	$45,823	$40,952	$283,871	$423,096	$420,396
Weighted average interest rate	4.27%	4.38%	4.29%	4.07%	4.66%	4.22%	4.26%	4.41%
Variable rate:
Long-term debt(1)	$30,000	—	—	—	—	—	$30,000	—

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

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        A review and evaluation was performed by our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that our disclosure controls and procedures, as designed and implemented as of December 31, 2018, were effective.

Changes in Internal Controls over Financial Reporting

        There have been no changes in our internal controls over financial reporting, as defined in in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that occurred during the three months ended December 31, 2018 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

        Based on its assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

        Our independent registered public accounting firm, Ernst & Young LLP, have issued a report on management's assessment of the effectiveness of internal control over financial reporting. This report appears on page F-2 of this Annual Report on Form 10-K.

Item 9B.    Other Information.

Adoption of 2019 Incentive Plan

        In March 2019, our board of directors adopted, subject to stockholder approval, the 2019 Incentive Plan. This plan permits us to grant: (i) stock options, restricted stock, restricted stock units, performance share awards and any one or more of the foregoing, up to a maximum of 750,000 shares; and (ii) cash settled dividend equivalent rights in tandem with the grant of certain awards.

Tax Cuts and Jobs Act

        The following discussion supplements and updates the discussion (the "Prior Discussion") contained in our prospectus dated May 10, 2017 under the heading "Federal Income Tax Considerations" and supersedes the Prior Discussion to the extent the discussion below is inconsistent with the Prior Discussion. The Prior Discussion and the discussion below (collectively referred to as the "Tax Discussion") are subject to the qualifications set forth therein and below. The tax treatment of holders of our common stock will vary depending upon the holder's particular situation, and the Tax Discussion addresses only holders that hold securities as a capital asset and does not deal with all aspects of taxation that may be relevant to particular holders in light of their personal investment or tax circumstances. The Tax Discussion also does not deal with all aspects of taxation that may be relevant to certain types of holders, to which special provisions of the federal income tax laws apply, including:

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

Enactment of Tax Act

        On December 22, 2017, the Tax Cuts and Jobs Act, which we refer to as the "Tax Act", was enacted. The Tax Act made major changes to the Code, including a number of provisions of the Code that may affect the taxation of REITs and the holders of their securities. The most significant of these provisions are described below. The individual and collective impact of these changes on REITs and their security holders is uncertain and may not become evident for some period of time. Prospective investors should consult their tax advisors regarding the implications of the Tax Act on their investment.

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

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Apart from certain information concerning our executive officers which is set forth in Part I of this Annual Report, additional information required by this Item 10 shall be included in our proxy statement for our 2019 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2019, and is incorporated herein by reference.

EXECUTIVE OFFICERS

        Set forth below is a list of our executive officers whose terms expire at our 2019 annual board of directors' meeting. The business history of our officers, who are also directors, will be provided in our proxy statement to be filed pursuant to Regulation 14A not later than April 30, 2019.

NAME	AGE	POSITION WITH THE COMPANY
Matthew J. Gould*	59	Chairman of the Board
Fredric H. Gould*	83	Vice Chairman of the Board
Patrick J. Callan, Jr.	56	President, Chief Executive Officer and Director
Lawrence G. Ricketts, Jr.	42	Executive Vice President and Chief Operating Officer
Jeffrey A. Gould*	53	Senior Vice President and Director
David W. Kalish**	71	Senior Vice President and Chief Financial Officer
Mark H. Lundy	56	Senior Vice President and Secretary
Israel Rosenzweig	71	Senior Vice President
Karen Dunleavy	60	Vice President, Financial
Alysa Block	58	Treasurer
Richard M. Figueroa	51	Vice President and Assistant Secretary
Isaac Kalish**	43	Vice President and Assistant Treasurer
Justin Clair	36	Vice President
Benjamin Bolanos	28	Vice President

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

        Benjamin Bolanos.    Mr. Bolanos has been employed by us since 2012 and has served as Vice President since June 2018.

Item 11.    Executive Compensation.

        The information concerning our executive compensation required by this Item 11 shall be included in our proxy statement for our 2019 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2019, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information concerning our beneficial owners and management required by this Item 12 shall be included in our proxy statement for our 2019 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2019 and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information concerning certain relationships, related transactions and director independence required by this Item 13 shall be included in our proxy statement for our 2019 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2019 and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        The information concerning our principal accounting fees required by this Item 14 shall be included in our proxy statement for our 2019 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2019 and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)
Documents filed as part of this Report:

(1)
The following financial statements of the Company are included in this Annual Report on Form 10-K:

  (2)
  Financial Statement Schedules:

—Schedule III—Real Estate and Accumulated Depreciation	[F-43 through F-46]

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
3.4	By-Laws of One Liberty Properties, Inc., as amended (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 12, 2007).
3.5	Amendment, effective as of June 12, 2012, to By-Laws of One Liberty Properties, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 12, 2012).
3.6	Amendment, effective as of September 11, 2014, to By-Laws of One Liberty Properties, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 12, 2014).

4.1*	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-2, Registration No. 333-86850, filed on April 24, 2002 and declared effective on May 24, 2002).
4.2*	One Liberty Properties, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on June 12, 2012).
4.3*	One Liberty Properties, Inc. 2016 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).
10.1
Third Amended and Restated Loan Agreement dated as of November 9, 2016, between VNB New York, LLC, People's United Bank, Bank Leumi USA and Manufacturers and Traders Trust Company, as lenders, and One Liberty Properties, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 10, 2016).
10.2*
Compensation and Services Agreement effective as of January 1, 2007 between One Liberty Properties, Inc. and Majestic Property Management Corp. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 14, 2007).
10.3*
First Amendment to Compensation and Services Agreement effective as of April 1, 2012 between One Liberty Properties, Inc. and Majestic Property Management Corp. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).
10.4*	Form of Restricted Stock Award Agreement for the 2012 Incentive Plan (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2013).
10.5*
Form of Restricted Stock Award Agreement for awards granted in 2017 pursuant to the 2016 Incentive Plan (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31, 2016).
10.6*
Form of Performance Award Agreement for grants in 2017 pursuant to the 2016 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).
10.7*
Form of Restricted Stock Award Agreement for awards granted in 2018 and 2019 pursuant to the 2016 Incentive Plan (incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K for the year ended December 31, 2017).
10.8*
Form of Performance Award Agreement for grants in 2018 pursuant to the 2016 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).
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

        The file number for all the exhibits incorporated by reference is 001- 09279 other than exhibit 4.1 whose file number is 333-86850.

Item 16.    Form 10-K Summary

        Not applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

March 18, 2019	ONE LIBERTY PROPERTIES, INC.
	By:	/s/ PATRICK J. CALLAN, JR. Patrick J. Callan, Jr. President and Chief Executive Officer

        Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW J. GOULD Matthew J. Gould	Chairman of the Board of Directors	March 18, 2019
/s/ FREDRIC H. GOULD Fredric H. Gould	Vice Chairman of the Board of Directors	March 18, 2019
/s/ PATRICK J. CALLAN, JR. Patrick J. Callan, Jr.	President, Chief Executive Officer and Director	March 18, 2019
/s/ CHARLES BIEDERMAN Charles Biederman	Director	March 18, 2019
/s/ JOSEPH A. DELUCA Joseph A. DeLuca	Director	March 18, 2019
/s/ JEFFREY A. GOULD Jeffrey A. Gould	Director	March 18, 2019
/s/ LOUIS P. KAROL Louis P. Karol	Director	March 18, 2019
/s/ J. ROBERT LOVEJOY J. Robert Lovejoy	Director	March 18, 2019

Signature	Title	Date

/s/ LEOR SIRI Leor Siri	Director	March 18, 2019
/s/ EUGENE I. ZURIFF Eugene I. Zuriff	Director	March 18, 2019
/s/ DAVID W. KALISH David W. Kalish	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 18, 2019
/s/ KAREN DUNLEAVY Karen Dunleavy	Vice President, Financial (Principal Accounting Officer)	March 18, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of One Liberty Properties, Inc.

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of One Liberty Properties, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 18, 2019 expressed an unqualified opinion thereon.

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
March 18, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of One Liberty Properties, Inc.

Opinion on Internal Control over Financial Reporting

        We have audited One Liberty Properties, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, One Liberty Properties, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 18, 2019 expressed an unqualified opinion thereon.

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
March 18, 2019

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in Thousands, Except Par Value)

	December 31,
	2018	2017
ASSETS
Real estate investments, at cost
Land	$204,162	$209,320
Buildings and improvements	624,981	566,007

Total real estate investments, at cost	829,143	775,327
Less accumulated depreciation	123,684	108,953

Real estate investments, net	705,459	666,374
Investment in unconsolidated joint ventures	10,857	10,723
Cash and cash equivalents	15,204	13,766
Restricted cash	1,106	443
Unbilled rent receivable	13,722	14,125
Unamortized intangible lease assets, net	26,541	30,525
Escrow, deposits, and other assets and receivables	8,023	6,630

Total assets(1)	$780,912	$742,586

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of $4,298 and $3,789 of deferred financing costs, respectively	$418,798	$393,157
Line of credit, net of $312 and $624 of deferred financing costs, respectively	29,688	8,776
Dividends payable	8,724	8,493
Accrued expenses and other liabilities	11,094	16,107
Unamortized intangible lease liabilities, net	14,013	17,551

Total liabilities(1)	482,317	444,084

Commitments and contingencies
Equity:
One Liberty Properties, Inc. stockholders' equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized; 18,736 and 18,261 shares issued and outstanding	18,736	18,261
Paid-in capital	287,250	275,087
Accumulated other comprehensive income	1,890	155
Accumulated (distributions in excess of net income) undistributed net income	(10,730)	3,257

Total One Liberty Properties, Inc. stockholders' equity	297,146	296,760
Non-controlling interests in consolidated joint ventures(1)	1,449	1,742

Total equity	298,595	298,502

Total liabilities and equity	$780,912	$742,586

(1)
The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 7. The consolidated balance sheets include the following amounts related to the Company's consolidated VIEs: $14,722 and $17,844 of land, $27,642 and $31,789 of building and improvements, net of $4,119 and $3,811 of accumulated depreciation, $3,931 and $4,345 of other assets included in other line items, $26,850 and $32,252 of real estate debt, net, $2,455 and $2,885 of other liabilities included in other line items, and $1,449 and $1,742 of non-controlling interests as of December 31, 2018 and 2017, respectively.

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Amounts in Thousands, Except Per Share Data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Rental income, net	$70,298	$68,244	$64,164
Tenant reimbursements	8,456	7,672	6,424
Lease termination fee	372	—	—

Total revenues	79,126	75,916	70,588

Operating expenses:
Depreciation and amortization	24,155	20,993	18,164
General and administrative (see Note 11 for related party information)	11,937	11,279	10,693
Real estate expenses (see Note 11 for related party information)	11,288	10,736	8,931
Real estate acquisition costs	—	—	596
Federal excise and state taxes	370	481	203
Leasehold rent	308	308	308
Impairment loss	—	153	—

Total operating expenses	48,058	43,950	38,895

Other operating income
Gain on sale of real estate, net	5,262	9,837	10,087

Operating income	36,330	41,803	41,780
Other income and expenses:
Equity in earnings of unconsolidated joint ventures (see Note 11 for related party information)	1,304	826	1,005
Equity in earnings from sale of unconsolidated joint venture properties	2,057	—	—
Prepayment costs on debt	—	—	(577)
Other income	720	407	435
Interest:
Expense	(17,862)	(17,810)	(17,258)
Amortization and write-off of deferred financing costs	(985)	(977)	(904)

Net income	21,564	24,249	24,481
Net income attributable to non-controlling interests	(899)	(102)	(59)

Net income attributable to One Liberty Properties, Inc.	$20,665	$24,147	$24,422

Weighted average number of common shares outstanding:
Basic	18,575	17,944	16,768

Diluted	18,588	18,047	16,882

Per common share attributable to common stockholders:
Basic	$1.05	$1.29	$1.40

Diluted	$1.05	$1.28	$1.39

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Amounts in Thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$21,564	$24,249	$24,481

Other comprehensive gain
Net unrealized gain on derivative instruments	2,170	1,565	2,879
Reclassification of net realized gain on derivative instrument included in net income	(398)	—	—
Reclassification of gain on available-for-sale securities included in net income	—	—	(27)
Reclassification of One Liberty Properties, Inc.'s share of joint venture net realized gain on derivative instrument included in net income	(110)	—	—
One Liberty Properties, Inc.'s share of joint ventures' net unrealized gain on derivative instruments	76	76	64

Other comprehensive gain	1,738	1,641	2,916

Comprehensive income	23,302	25,890	27,397
Net income attributable to non-controlling interests	(899)	(102)	(59)
Adjustment for derivative instruments attributable to non-controlling interests	(3)	(7)	(5)

Comprehensive income attributable to One Liberty Properties, Inc.	$22,400	$25,781	$27,333

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

For the Three Years Ended December 31, 2018

(Amounts in Thousands, Except Per Share Data)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Undistributed Net Income	Non-Controlling Interests in Consolidated Joint Ventures	Total
Balances, December 31, 2015	$16,292	$232,378	$(4,390)	$16,215	$1,931	$262,426
Distributions—common stock
Cash—$1.66 per share	—	—	—	(29,136)	—	(29,136)
Shares issued through equity offering program—net	1,080	24,707	—	—	—	25,787
Restricted stock vesting	86	(86)	—	—	—	—
Shares issued through dividend reinvestment plan	142	2,965	—	—	—	3,107
Contribution from non-controlling interests	—	—	—	—	80	80
Distributions to non-controlling interests	—	—	—	—	(271)	(271)
Purchase of non-controlling interest	—	(436)	—	—	(10)	(446)
Compensation expense—restricted stock	—	2,983	—	—	—	2,983
Net income	—	—	—	24,422	59	24,481
Other comprehensive income	—	—	2,911	—	5	2,916

Balances, December 31, 2016	17,600	262,511	(1,479)	11,501	1,794	291,927
Distributions—common stock
Cash—$1.74 per share	—	—	—	(32,391)	—	(32,391)
Shares issued through equity offering program—net	231	5,339	—	—	—	5,570
Restricted stock vesting	232	(232)	—	—	—	—
Shares issued through dividend reinvestment plan	198	4,336	—	—	—	4,534
Contribution from non-controlling interest	—	—	—	—	20	20
Distributions to non-controlling interests	—	—	—	—	(181)	(181)
Compensation expense—restricted stock	—	3,133	—	—	—	3,133
Net income	—	—	—	24,147	102	24,249
Other comprehensive income	—	—	1,634	—	7	1,641

Balances, December 31, 2017	18,261	275,087	155	3,257	1,742	298,502
Distributions—common stock
Cash—$1.80 per share	—	—	—	(34,652)	—	(34,652)
Shares issued through equity offering program—net	126	3,012	—	—	—	3,138
Restricted stock vesting	106	(106)	—	—	—	—
Shares issued through dividend reinvestment plan	243	5,747	—	—	—	5,990
Distributions to non-controlling interests	—	—	—	—	(1,195)	(1,195)
Compensation expense—restricted stock	—	3,510	—	—	—	3,510
Net income	—	—	—	20,665	899	21,564
Other comprehensive income	—	—	1,735	—	3	1,738

Balances, December 31, 2018	$18,736	$287,250	$1,890	$(10,730)	$1,449	$298,595

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in Thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$21,564	$24,249	$24,481
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	(5,262)	(9,837)	(10,087)
Loss on sale of available-for-sale securities	—	—	(27)
Impairment loss	—	153	—
Prepayment costs on debt	—	—	577
Increase in unbilled rent receivable	(1,156)	(794)	(2,286)
Write-off of unbilled rent receivable	1,514	362	7
Bad debt expense	684	291	98
Amortization and write-off of intangibles relating to leases, net	(1,849)	(897)	(712)
Amortization of restricted stock expense	3,510	3,133	2,983
Equity in earnings of unconsolidated joint ventures	(1,304)	(826)	(1,005)
Equity in earnings from sale of of unconsolidated joint venture properties	(2,057)	—	—
Distributions of earnings from unconsolidated joint ventures	2,341	656	939
Depreciation and amortization	24,155	20,993	18,164
Amortization and write-off of deferred financing costs	985	977	904
Payment of leasing commissions	(442)	(168)	(1,050)
(Increase) decrease in escrow, deposits, other assets and receivables	(1,183)	252	(1,734)
Increase (decrease) in accrued expenses and other liabilities	1,146	5,885	(1,281)

Net cash provided by operating activities	42,646	44,429	29,971

Cash flows from investing activities:
Purchase of real estate	(80,290)	(43,537)	(118,589)
Improvements to real estate	(7,311)	(6,565)	(4,868)
Net proceeds from sale of real estate	27,088	26,301	42,312
Purchase of partner's interest in consolidated joint venture	—	—	(446)
Distributions of capital from unconsolidated joint ventures	852	357	647
Net proceeds from sale of available-for-sale securities	—	—	33

Net cash used in investing activities	(59,661)	(23,444)	(80,911)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(11,081)	(10,520)	(9,138)
Repayment of mortgages payable	(24,502)	(12,936)	(63,726)
Proceeds from mortgage financings	61,733	21,210	137,628
Proceeds from sale of common stock, net	3,138	5,570	25,787
Proceeds from bank line of credit	74,500	47,000	86,000
Repayment on bank line of credit	(53,900)	(47,600)	(94,250)
Issuance of shares through dividend reinvestment plan	5,990	4,534	3,107
Payment of financing costs	(1,182)	(160)	(2,220)
Prepayment costs on debt	—	—	(577)
Capital contributions from non-controlling interests	—	20	80
Distributions to non-controlling interests	(1,195)	(181)	(271)
Cash distributions to common stockholders	(34,421)	(31,704)	(28,230)

Net cash provided by (used in) financing activities	19,080	(24,767)	54,190

Net increase (decrease) in cash, cash equivalents and restricted cash	2,065	(3,782)	3,250
Cash, cash equivalents and restricted cash at beginning of year	14,668	18,450	15,200

Cash, cash equivalents and restricted cash at end of year	$16,733	$14,668	$18,450

Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense	$17,783	$17,777	$17,310
Cash paid during the year for Federal excise tax, net	—	—	190
Supplemental schedule of non-cash investing and financing activities:
Purchase accounting allocation—intangible lease assets	4,435	4,009	8,194
Purchase accounting allocation—intangible lease liabilities	(2,508)	(158)	(6,288)

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018

NOTE 1—ORGANIZATION AND BACKGROUND

        One Liberty Properties, Inc. ("OLP") was incorporated in 1982 in Maryland. OLP is a self-administered and self-managed real estate investment trust. OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of industrial, retail, restaurant, health and fitness, and theater properties, many of which are subject to long-term net leases. As of December 31, 2018, OLP owns 123 properties, including five properties owned by consolidated joint ventures and four properties owned by unconsolidated joint ventures. The 123 properties are located in 30 states.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements include the accounts and operations of OLP, its wholly-owned subsidiaries, its joint ventures in which the Company, as defined, has a controlling interest, and variable interest entities ("VIEs") of which the Company is the primary beneficiary. OLP and its consolidated subsidiaries are referred to herein as the "Company". Material intercompany items and transactions have been eliminated in consolidation.

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

December 31, 2018

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        During the three years ended December 31, 2018, there were no impairment charges related to the Company's investments in unconsolidated joint ventures.

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

December 31, 2018

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Many of the Company's properties are subject to long-term net leases under which the tenant is typically responsible to pay directly to the vendor the real estate taxes, insurance, utilities and ordinary maintenance and repairs related to the property, and the Company is not the primary obligor with respect to such items. As a result, the revenue and expenses relating to these properties are recorded on a net basis. For certain properties, in addition to contractual base rent, the tenants pay their pro rata share of real estate taxes and operating expenses to the Company. The income and expenses associated with these properties are generally recorded on a gross basis when the Company is the primary obligor. During 2018, 2017 and 2016, the Company recorded reimbursements of expenses of $8,456,000, $7,672,000 and $6,424,000, respectively, which are reported as Tenant reimbursements in the accompanying consolidated statements of income.

        Gains and losses on the sale of real estate investments are recorded when the Company no longer holds a controlling financial interest in the entity which holds the real estate investment and the relevant revenue recognition criteria under GAAP have been met.

Fair Value Measurements

        The Company measures the fair value of financial instruments based on the assumptions that market participants would use in pricing the asset or liability. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy distinguishes between marketparticipant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity's own assumptions about market participant assumptions. In accordance with the fair value hierarchy, Level 1 assets/liabilities are valued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other "observable" market inputs and Level 3 assets/liabilities are valued based on significant "unobservable" market inputs.

Purchase Accounting for Acquisition of Real Estate

        In January 2017, the Company adopted ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which requires an entity to evaluate whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, and if that requirement is met, the asset group is accounted for as an asset acquisition and not a business combination. Transaction costs incurred with such asset acquisitions are capitalized to real estate assets and depreciated over the respectful useful lives. The Company analyzed the real estate acquisitions made during 2018 and 2017 and determined the gross assets acquired are

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

concentrated in a single identifiable asset. Prior to January 1, 2017, the Company recorded acquired real estate investments as business combinations when the real estate was occupied, at least in part, at acquisition. For the year ended December 31, 2016, costs of $596,000 directly related to the acquisition of such investments were expensed as incurred.

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

        The values of acquired above-market and below-market leases are recorded based on the present values (using discount rates which reflect the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management's estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of the acquisitions. Such valuations include a consideration of the non-cancellable terms of the respective leases, as well as any applicable renewal period(s). The fair values associated with below-market rental renewal options are determined based on the Company's experience and the relevant facts and circumstances at the time of the acquisitions. The values of above-market leases are amortized as a reduction to rental income over the terms of the respective non-cancellable lease periods. The portion of the values of below-market leases are amortized as an increase to rental income over the terms of the respective non-cancellable lease periods. The portion of the values of the leases associated with below-market renewal options that management deemed are likely to be exercised by the tenant are amortized to rental income over such renewal periods. The value of other intangible assets (i.e., origination costs) is recorded to amortization expense over the remaining terms of the respective leases. If a lease were to be terminated prior to its contractual expiration date or not renewed, all unamortized amounts relating to that lease would be recognized in operations at that time. The estimated useful lives of intangible assets or liabilities generally range from one to 37 years.

Accounting for Long-Lived Assets and Impairment of Real Estate Owned

        The Company reviews its real estate portfolio on a quarterly basis to ascertain if there are any indicators of impairment to the value of any of its real estate assets, including deferred costs and intangibles, to determine if there is any need for an impairment charge. In reviewing the portfolio, the Company examines one or more of the following: the type of asset, the current financial statements or other available financial information of the tenant, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved, the timeliness of

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

the payments made by the tenant under its lease, and any current communication with the tenant, including property inspection reports. For each real estate asset owned for which indicators of impairment exist, management performs a recoverability test by comparing (i) the sum of the estimated undiscounted future cash flows over an appropriate hold period, which are attributable to the asset to (ii) the carrying amount of the asset. If the aggregate undiscounted cash flows are less than the asset's carrying amount, an impairment loss is recorded to the extent that the estimated fair value is less than the asset's carrying amount. The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property. The analysis includes an estimate of the future cash flows that are expected to result from the real estate investment's use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, the effects of leasing demand, competition and other factors.

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

Escrows

        Real estate taxes, insurance and other escrows aggregating $423,000 and $460,000 at December 31, 2018 and 2017, respectively, are included in Escrow, deposits and other assets and receivables.

Depreciation and Amortization

        Depreciation of buildings is computed on the straight-line method over an estimated useful life of 40 years. Depreciation of building improvements is computed on the straight-line method over the estimated useful life of the improvements. If the Company determines it is the owner of tenant improvements, the amounts funded to construct the tenant improvements are treated as a capital asset and depreciated over the lesser of the remaining lease term or the estimated useful life of the improvements on the straight-line method. Leasehold interest and the related ground lease payments are amortized over the initial lease term of the leasehold position. Depreciation expense (including amortization of a leasehold position, lease origination costs, and capitalized leasing commissions) was $24,155,000, $20,993,000 and $18,164,000 during 2018, 2017 and 2016, respectively.

Deferred Financing Costs

        Mortgage and credit line costs are deferred and amortized on a straight-line basis over the terms of the respective debt obligations, which approximates the effective interest method. At December 31, 2018 and 2017, accumulated amortization of such costs was $3,246,000 and $2,804,000, respectively. The

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company presents unamortized deferred financing costs as a direct deduction from the carrying amount of the associated debt liability.

Income Taxes

        The Company is qualified as a real estate investment trust ("REIT") under the applicable provisions of the Internal Revenue Code. Under these provisions, the Company will not be subject to Federal, and generally, state and local income taxes, on amounts distributed to stockholders, provided it distributes at least 90% of its ordinary taxable income and meets certain other conditions.

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

        The Company's properties are located in 30 states. During 2018, 2017 and 2016, 9.3%, 13.2% and 12.9% of total revenues, respectively, were attributable to real estate investments located in Texas which is the only state in which real estate investments contributed more than 10% to the Company's total revenues in any of the past three years.

        No tenant contributed over 10% to the Company's total revenues during 2018, 2017 and 2016.

Segment Reporting

        Substantially all of the Company's real estate assets, at acquisition, are comprised of real estate owned that is leased to tenants on a long-term basis. Therefore, the Company aggregates real estate assets for reporting purposes and operates in one reportable segment.

Stock Based Compensation

        The fair value of restricted stock grants and restricted stock units, determined as of the date of grant, is amortized into general and administrative expense over the respective vesting period. The deferred compensation to be recognized as expense is net of certain forfeiture and performance assumptions which are re-evaluated quarterly. The Company recognizes the effect of forfeitures when they occur and previously recognized compensation expense is reversed in the period the grant or unit is forfeited. For share-based awards with a performance or market measure, the Company recognizes compensation expense over the requisite service period. The requisite service period begins on the date

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

the compensation committee of the Company's Board of Directors authorizes the award, adopts any relevant performance measures and communicates the award.

Derivatives and Hedging Activities

        The Company's objective in using interest rate swaps is to add stability to interest expense. The Company does not use derivatives for trading or speculative purposes.

        The Company records all derivatives on the consolidated balance sheets at fair value using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. In addition, the Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty's non-performance risk in the fair value measurements. These counterparties are generally large financial institutions engaged in providing a variety of financial services. These institutions generally face similar risks regarding adverse changes in market and economic conditions including, but not limited to, fluctuations in interest rates, exchange rates, equity and commodity prices and credit spreads.

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

Reclassifications

        Certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current year's presentation. Such reclassifications primarily relate to the presentation of (i) Gain on sale of real estate, net, on the consolidated statement of income for the years ended December 31, 2017 and 2016 and (ii) restricted cash on the consolidated statement of cash flows for the years ended December 31, 2017 and 2016.

        The Company has included Gain on sale of real estate, net, as a component of Operating income, to present gains and losses on sales of properties in accordance with ASC 360-10-45-5. The change was made for the prior periods as the Securities and Exchange Commission has eliminated Rule 3-15(a) of

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Regulation S-X as part of Release Nos. 33-10532, 34-83875 and IC-33203, which had allowed REITs to present gains and losses on sales of properties outside of continuing operations in the income statement.

        As of January 1, 2018, the Company adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The adoption of this ASU has no impact on the Company's previously reported consolidated balance sheets, consolidated statements of income, net income or accumulated undistributed net income for the periods presented. As a result of the adoption of this guidance, the following table depicts the adjustments to the Company's previously reported consolidated statement of cash flows (amounts in thousands):

	Year Ended December 31,
	2017		2016
	As Reported	As Adjusted	As Reported	As Adjusted
Decrease (increase) in escrow, deposits, and other assets and receivables	$179	$252	$(731)	$(1,734)
Increase (decrease) in accrued expenses and other liabilities	6,086	5,885	(850)	(1,281)
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,654)	(3,782)	4,684	3,250
Cash, cash equivalents and restricted cash at beginning of year	17,420	18,450	12,736	15,200
Cash, cash equivalents and restricted cash at end of year	13,766	14,668	17,420	18,450

        The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (amounts in thousands):

	December 31,
	2018	2017
Cash and cash equivalents	$15,204	$13,766
Restricted cash	1,106	443
Restricted cash included in escrow, deposits and other assets and receivables	423	459

Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$16,733	$14,668

        Amounts included in restricted cash represent the cash reserve balance received from owner/operators at two of the Company's ground leases. (See Note 7). Restricted cash included in escrow, deposits and other assets and receivables represent amounts related to real estate tax and other reserve escrows required to be held by lenders in accordance with the Company's mortgage agreements. The restriction on these escrow reserves will lapse when the related mortgage is repaid.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

        In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. The Company is evaluating the new guidance to determine if, and to the extent, it will impact the Company's consolidated financial statements.

        In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718), Improvements to Non-employee Share-Based Payment Accounting, which simplifies the accounting for share-based payments made to non-employees so that the accounting for such awards is substantially the same as those made to employees, with certain exceptions. Under this ASU, equity-classified share-based awards to non-employees will be measured at fair value on the grant date of the awards and entities will assess the probability of satisfying performance conditions if any are present. Awards will continue to be classified according to ASC 718 upon vesting which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees, unless the award is modified after the service has been rendered, any other conditions necessary to earn the right to benefit from the instruments have been satisfied, and the non-employee is no longer providing services. The Company early adopted this guidance on July 1, 2018 using the modified retrospective transition method and its adoption did not have an impact on the Company's consolidated financial statements.

        In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends the presentation and disclosure requirements for hedge accounting and changes how companies assess hedge effectiveness. This ASU is intended to more closely align hedge accounting with companies' risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The Company early adopted this guidance on January 1, 2018 using the modified retrospective transition method and its adoption did not have any impact on the Company's previously reported income from operations, net income or accumulated undistributed net income for the periods presented.

        In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Non-financial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Non-financial Assets. ASU 2017-05 clarifies the scope of recently established guidance on non-financial asset derecognition, as well as the accounting for partial sales of non-financial assets. As leasing is the Company's primary activity, the Company determined that its sales of real estate, which are non-financial assets, are sold to non-customers and fall within the scope of ASC 610-20. The Company adopted this ASU on January 1, 2018 using the modified retrospective transition method and re-assessed and determined there were no open contracts or partial sales and as such, the adoption of this ASU did not (i) result in a cumulative adjustment as of January 1, 2018, and (ii) have any impact on the Company's consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        In February 2016, the FASB issued ASU No. 2016-02, Leases, and in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, and 2018-10, Codification Improvements to Topic 842, Leases. These standards require lessees to recognize (i) lease assets and lease liabilities for those leases which were previously classified as operating leases under ASC 840, Leases, and (ii)  expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. The Company will apply this guidance to the ground lease under which the Company is lessee. The Company is required to record a liability for the obligation to make payments under the lease and an asset for the right to use the underlying asset during the lease term. While the Company is continuing to assess all potential impacts of the standard, it expects total liabilities and total assets to increase by $3,500,000 to $5,500,000 as of the date of adoption. Lessor accounting is largely unchanged from that applied under the previous standard. The Company does expect to adopt the practical expedient offered in ASU No. 2018-11 that allows lessors to not separate non-lease components from the related lease components under certain conditions, which the Company expects most of its leases to qualify for. This guidance in this standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company will adopt this guidance on January 1, 2019 using the modified retrospective approach and will elect the package of practical expedients that allows an entity to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new model requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU No. 2014-09 by one year. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU No. 2014-09, ASU No. 2015-14 and ASU No. 2016-08 are herein collectively referred to as the "New Revenue Recognition Standards". The Company adopted the New Revenue Recognition Standards on January 1, 2018 using the modified retrospective transition method. The Company's main revenue streams are rental revenues and tenant reimbursements. Such revenues are related to lease contracts with tenants which currently fall within the scope of ASC Topic 840, and will fall within the scope of ASC Topic 842 upon the adoption of ASU No. 2016-02 on January 1, 2019 (the Company's sales of

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

real estate are within the scope of ASU No. 2017-05, see Note 5). Accordingly, the adoption of the New Revenue Recognition Standards did not (i) result in a cumulative adjustment as of January 1, 2018, and (ii) have any impact on the Company's consolidated financial statements.

NOTE 3—EARNINGS PER COMMON SHARE

        Basic earnings per share was determined by dividing net income allocable to common stockholders for each year by the weighted average number of shares of common stock outstanding during the applicable year. Net income is also allocated to the unvested restricted stock outstanding during each year, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. As of December 31, 2018, the shares of common stock underlying the restricted stock units awarded under the 2016 Incentive Plan are excluded from the basic earnings per share calculation, as these units are not participating securities. The restricted stock units issued pursuant to the 2009 and 2016 Incentive Plans are referred to as "RSUs".

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

        The following table identifies the number of shares of common stock underlying the RSUs awarded under the 2016 Incentive Plan that are included in the calculation of diluted weighted average number of shares of common stock:

	Year Ended December 31, 2018			Year Ended December 31, 2017
Date of Award and Total Number of Underlying Shares	Return on Capital metric	Stockholder Return metric	Total	Return on Capital metric	Stockholder Return metric	Total
September 26, 2017
76,250 shares(a)	34,633	4,462	39,095	33,353	38,125	71,478
July 1, 2018
76,250 shares(b)	33,388	—	33,388	n/a	n/a	n/a

	68,021	4,462	72,483	33,353	38,125	71,478

(a)
Includes shares that would be issued pursuant to the respective metrics, assuming the end of the period was the June 30, 2020 vesting date. None of the remaining 37,155 shares and 4,772 shares are included at December 31, 2018 and 2017, respectively, as the applicable metrics had not been met for these shares.

(b)
Includes shares that would be issued pursuant to the respective metrics, assuming the end of the period was the June 30, 2021 vesting date. None of the remaining 42,862 shares are included at December 31, 2018, as the applicable metrics had not been met for these shares.

        In 2010, RSUs exchangeable for up to 200,000 shares of common stock were awarded pursuant to the 2009 Incentive Plan. In June 2017, 113,584 of these shares vested and such shares were issued in August 2017.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

NOTE 3—EARNINGS PER COMMON SHARE (Continued)

        See Note 12 for information regarding the Company's equity incentive plans.

        There were no options outstanding to purchase shares of common stock or other rights exercisable for, or convertible into, common stock in 2018, 2017 and 2016.

        The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator for basic and diluted earnings per share:
Net income	$21,564	$24,249	$24,481
Less net income attributable to non-controlling interests	(899)	(102)	(59)
Less earnings allocated to unvested restricted stock(a)	(1,173)	(1,072)	(999)

Net income available for common stockholders: basic and diluted	$19,492	$23,075	$23,423

Denominator for basic earnings per share:
Weighted average number of common shares	18,575	17,944	16,768
Effect of diluted securities:
RSUs	13	103	114

Denominator for diluted earnings per share:
Weighted average number of shares	18,588	18,047	16,882

Earnings per common share, basic	$1.05	$1.29	$1.40

Earnings per common share, diluted	$1.05	$1.28	$1.39

(a)
Represents an allocation of distributed earnings to unvested restricted stock that, as participating securities, are entitled to receive dividends.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

NOTE 4—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS

Real Estate Acquisitions

        The following charts detail the Company's acquisitions of real estate during 2018 and 2017 (amounts in thousands):

Description of Property	Date Acquired	Contract Purchase Price	Terms of Payment	Capitalized Third Party Real Estate Acquisition Costs
Campania International/U.S. Tape industrial facility, Pennsburg, Pennsylvania	March 28, 2018	$12,675	All cash(a)	$226
Plymouth Industries industrial facility, Plymouth, Minnesota	June 7, 2018	5,500	All cash(b)	50
Applied Control industrial facility, Englewood, Colorado	October 19, 2018	12,800	All cash	62
Xerimis industrial facility, Moorestown, New Jersey	November 1, 2018	7,350	All cash(c)	147
Multi-tenant industrial facility, Moorestown, New Jersey	November 28, 2018	13,498	All cash	110
Men's Warehouse industrial facility, Bakersfield, California	December 6, 2018	10,850	All cash	63
Dufresne Spencer Group industrial facility, Green Park, Missouri	December 11, 2018	10,000	All cash	63
Transcendia industrial facility, Greenville, South Carolina	December 21, 2018	6,830	All cash	66

Totals for 2018		$79,503		$787

Forbo industrial facility, Huntersville, North Carolina	May 25, 2017	$8,700	Cash and $5,190 mortgage(d)	$72
Saddle Creek Logistics industrial facility, Pittston, Pennsylvania	June 9, 2017	11,750	All cash(e)	199
Corporate Woods industrial facility, Ankeny, Iowa	June 20, 2017	14,700	All cash(f)	29
Dufresne Spencer Group industrial facility, Memphis, Tennessee	October 10, 2017	8,000	All cash	87

Totals for 2017		$43,150		$387

(a)
In July 2018, the Company obtained new mortgage debt of $8,238.

(b)
In September 2018, the Company obtained new mortgage debt of $3,325.

(c)
In November 2018, the Company obtained new mortgage debt of $4,000.

(d)
New mortgage debt was obtained simultaneously with the acquisition of the property.

(e)
In August 2017, the Company obtained new mortgage debt of $7,200.

(f)
In July 2017, the Company obtained new mortgage debt of $8,820.

        The Company determined that with respect to each of these acquisitions, the gross assets acquired are concentrated in a single identifiable asset. Therefore, these transactions do not meet the definition

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

NOTE 4—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

of a business and are accounted for as asset acquisitions. As such, direct transaction costs associated with these asset acquisitions have been capitalized to real estate assets and depreciated over their respective useful lives.

        The following charts detail the allocation of the purchase price for the Company's acquisitions of real estate during 2018 and 2017 (amounts in thousands):

				Intangible Lease
			Building Improvements
Description of Property	Land	Building		Asset	Liability	Total
Campania International/U.S. Tape industrial facility, Pennsburg, Pennsylvania	$1,776	$10,398	$727	$—	$—	$12,901
Plymouth Industries industrial facility, Plymouth, Minnesota	1,121	4,306	123	—	—	5,550
Applied Control industrial facility, Englewood, Colorado	1,562	11,027	273	—	—	12,862
Xerimis industrial facility, Moorestown, New Jersey	1,822	4,899	157	707	(88)	7,497
Multi-tenant industrial facility, Moorestown, New Jersey	1,443	10,670	228	1,469	(202)	13,608
Men's Warehouse industrial facility, Bakersfield, California	1,988	9,696	300	1,127	(2,198)	10,913
Dufresne Spencer Group industrial facility, Green Park, Missouri	1,420	7,696	137	810	—	10,063
Transcendia industrial facility, Greenville, South Carolina	186	6,337	70	322	(19)	6,896

Totals for 2018	$11,318	$65,029	$2,015	$4,435	$(2,507)	$80,290

Forbo industrial facility, Huntersville, North Carolina	$1,046	$6,452	$222	$1,052	$—	$8,772
Saddle Creek Logistics industrial facility, Pittston, Pennsylvania	999	9,675	247	1,028	—	11,949
Corporate Woods industrial facility, Ankeny, Iowa	1,351	11,420	187	1,929	(158)	14,729
Dufresne Spencer Group industrial facility, Memphis, Tennessee	135	7,750	202	—	—	8,087

Totals for 2017	$3,531	$35,297	$858	$4,009	$(158)	$43,537

        As of December 31, 2018, the weighted average amortization period for the 2018 acquisitions is 6.8 years and 11.4 years for the intangible lease assets and intangible lease liabilities, respectively. As of December 31, 2017, the weighted average amortization period for the 2017 acquisitions is 6.8 years and 12.2 years for the intangible lease assets and intangible lease liabilities, respectively. The Company assessed the fair value of the lease intangibles based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 (as defined in Note 2) in the fair value hierarchy.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

NOTE 4—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

        At December 31, 2018 and 2017, accumulated amortization of intangible lease assets was $16,503,000 and $17,542,000, respectively, and accumulated amortization of intangible lease liabilities was $7,378,000 and $7,849,000, respectively.

        During 2018, 2017 and 2016, the Company recognized net rental income of $1,849,000, $897,000 and $712,000, respectively, for the amortization of the above/below market leases. During 2018, 2017 and 2016, the Company recognized amortization expense of $7,175,000, $4,984,000, and $3,612,000, respectively, relating to the amortization of the origination costs associated with in place leases, which is included in Depreciation and amortization expense. Included as an increase to Depreciation and amortization expense during 2018 and 2017 are write-offs of $2,743,000 and $884,000, respectively, related to four properties at which the tenant filed Chapter 11 bankruptcy in 2018 and 2017.

        The unamortized balance of intangible lease assets as a result of acquired above market leases at December 31, 2018 will be deducted from rental income through 2032 as follows (amounts in thousands):

2019	$677
2020	651
2021	645
2022	479
2023	286
Thereafter	956

Total	$3,694

        The unamortized balance of intangible lease liabilities as a result of acquired below market leases at December 31, 2018 will be added to rental income through 2055 as follows (amounts in thousands):

2019	$1,668
2020	1,531
2021	1,492
2022	1,380
2023	984
Thereafter	6,958

Total	$14,013

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

NOTE 4—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

        The unamortized balance of origination costs associated with in-place leases at December 31, 2018 will be charged to amortization expense through 2055 as follows (amounts in thousands):

2019	$3,733
2020	3,498
2021	3,376
2022	2,919
2022	2,414
Thereafter	6,907

Total	$22,847

Minimum Future Rents

        The rental properties owned at December 31, 2018 are leased under operating leases with current expirations ranging from 2019 to 2055, with certain tenant renewal rights.

        The minimum future contractual rents do not include (i) straight-line rent or amortization of intangibles and (ii) rental income which can be deferred under the Company's ground leases on the basis of the respective property's operating performance (see Note 7).

        The minimum future contractual rents to be received over the next five years and thereafter on non-cancellable operating leases in effect at December 31, 2018 are as follows (amounts in thousands):

2019	$66,959
2020	66,691
2021	65,130
2022	56,444
2023	47,644
Thereafter	208,923

Total	$511,791

Unbilled Rent Receivable

        At December 31, 2018 and 2017, the Company's unbilled rent receivables aggregating $13,722,000 and $14,125,000, respectively, represent rent reported on a straight-line basis in excess of rental payments required under the respective leases. The unbilled rent receivable is to be billed and received pursuant to the lease terms during the next 23 years.

        During 2018 and 2017, the Company wrote off $45,000 and $105,000, respectively, of unbilled straight-line rent receivable related to the properties sold during such years, which reduced the gain on sale reported on the consolidated statements of income.

        At September 30, 2018, due to the uncertainty with respect to the collection of the unbilled rent receivable related to a property located in Texas, the Company recorded an allowance of $1,440,000, as a reduction to rental income, representing the entire balance of such receivable. At December 31, 2018, a direct write-down of the entire unbilled straight-line rent receivable was charged against the

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

NOTE 4—REAL ESTATE INVESTMENTS AND MINIMUM FUTURE RENTALS (Continued)

allowance due to the bankruptcy of the tenant. During 2017 and 2016, the Company wrote off, as a reduction to rent income, $362,000 and $7,000, respectively, of unbilled straight-line rent receivable related to five properties at which the tenant filed for Chapter 11 bankruptcy.

        During 2018, the Company wrote off the $74,000 balance of the unbilled straight-line rent receivable related to a lease termination effected prior to lease expiration (see below).

Lease Termination Fee

        In July 2018, the Company received a $372,000 lease termination fee from a retail tenant in a lease buy-out transaction. In connection therewith, the Company recorded $804,000 as rental income, representing the write-off of the $878,000 balance of the unamortized intangible lease liability, offset in part by the write-off of the $74,000 balance of the unbilled rent receivable. The Company re-leased this property simultaneously with the termination of the lease.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

NOTE 5—SALES OF PROPERTIES

        The following chart details the Company's sales of real estate during 2018, 2017 and 2016 (amounts in thousands):

Description of Property	Date Sold	Gross Sales Price	Gain (loss) on Sale of Real Estate, Net
Retail property, Fort Bend, Texas(a)	January 30, 2018	$9,200	$2,408
Land, Lakemoor, Illinois	September 14, 2018	8,459	4,585	(b)
Retail property, Lincoln, Nebraska	December 13, 2018	10,000	(1,731)

Totals for 2018		$27,659	$5,262

Retail property, Greenwood Village, Colorado	May 8, 2017	$9,500	$6,568
Retail property, Kansas City, Missouri(c)	July 14, 2017	10,250	2,180
Retail property, Niles, Illinois	August 31, 2017	5,000	1,089
Restaurant property, Ann Arbor, Michigan(c)(d)	November 14, 2017	2,300	—

Totals for 2017		$27,050	$9,837

Portfolio of eight retail properties, Louisiana and Mississippi	February 1, 2016	$13,750	$787
Retail property, Killeen, Texas	May 19, 2016	3,100	980
Land, Sandy Springs, Georgia	June 15, 2016	8,858	2,331
Industrial property, Tomlinson, Pennsylvania	June 30, 2016	14,800	5,660
Retail property, Island Park, NY	December 22, 2016	2,702	213

		43,210	9,971
Partial condemnation of land, Greenwood Village, Colorado	July 5, 2016	153	116

Totals for 2016		$43,363	$10,087

(a)
This property was owned by a consolidated joint venture in which the Company held an 85% interest. The non-controlling interest's share of the gain was $776.

(b)
Includes $5,717, representing the unamortized balance of a $5,906 fixed rent payment which was received and recorded as deferred income in November 2017 and was to be included in rental income over the term of the lease.

(c)
See Note 10 for information on the early termination of the interest rate swap derivative associated with the mortgage that was paid off on this property.

(d)
As the sales price was less than the net book value, the Company determined that the property was impaired and recorded an impairment loss of $153, representing the difference, at September 30, 2017, between the net sales price and the net book value. The impairment loss is included in the accompanying consolidated statement of income for the year ended December 31, 2017.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

NOTE 6—ALLOWANCE FOR DOUBTFUL ACCOUNTS AND BAD DEBT EXPENSE

        At December 31, 2018 and 2017, there was no balance in the allowance for doubtful accounts.

        The Company records bad debt expense as a reduction of rental income and/or tenant reimbursements. The Company recorded bad debt expense of $684,000, $291,000, and $105,000 during 2018, 2017 and 2016, respectively. Such bad debt expense related to rental income and tenant reimbursements due from five tenants that filed for Chapter 11 bankruptcy protection during such years. In 2017, the Company sold three of these properties, located in Greenwood Village, Colorado, Niles, Illinois and Ann Arbor, Michigan (see Note 5). The Company determined that no impairment charge is required with respect to the two remaining properties, which at December 31, 2018, had an aggregate net book value of $18,143,000.

NOTE 7—VARIABLE INTEREST ENTITIES, CONTINGENT LIABILITIES AND CONSOLIDATED JOINT VENTURES

Variable Interest Entities—Ground Leases

        The Company determined that with respect to the properties identified in the table below, it has a variable interest through its ground leases and the two owner/operators (which are affiliated with one another) are VIEs because their equity investment at risk is insufficient to finance their activities without additional subordinated financial support. The Company further determined that it is not the primary beneficiary of any of these VIEs because the Company has shared power over certain activities that most significantly impact the owner/operator's economic performance (i.e., shared rights on the sale of the property) and therefore, does not consolidate these VIEs for financial statement purposes. Accordingly, the Company accounts for these investments as land and the revenues from the ground leases as Rental income, net. Such rental income amounted to $3,357,000, $3,702,000 and $2,361,000 during 2018, 2017 and 2016, respectively. Included in these amounts is rental income of $800,000, $1,125,000 and $1,399,000 during 2018, 2017 and 2016, respectively, from two previously held VIE properties located in Lakemoor, Illinois and Sandy Springs, Georgia, which were sold in September 2018 and June 2016, respectively (see Note 5).

        The following chart details the Company's VIEs through its ground leases and the aggregate carrying amount and maximum exposure to loss as of December 31, 2018 (dollars in thousands):

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

NOTE 7—VARIABLE INTEREST ENTITIES, CONTINGENT LIABILITIES AND CONSOLIDATED JOINT VENTURES (Continued)

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

        Restricted cash on the consolidated balance sheets is comprised of cash reserve balances for these two properties totaling $1,106,000 and $443,000 at December 31, 2018 and 2017, respectively. The balance at December 31, 2018 is comprised of: (i) a $750,000 deposit from the owner/operator of the Beachwood, Ohio property, pursuant to a lease amendment, and was disbursed in January 2019 and (ii) $356,000, representing cash reserves for the Wheaton, Illinois property. Pursuant to the terms of the ground lease, the owner/operator is obligated to make certain unit renovations as and when units become vacant. Cash reserves to cover such renovation work, received by the Company in conjunction with the purchase of the property, are disbursed when the unit renovations are completed.

Variable Interest Entities—Consolidated Joint Ventures

        With respect to the five consolidated joint ventures in which the Company holds between an 90% to 95% interest, the Company has determined that such ventures are VIEs because the non-controlling interests do not hold substantive kick-out or participating rights.

        In each of these joint ventures, the Company has determined it is the primary beneficiary of the VIE as it has the power to direct the activities that most significantly impact each joint venture's performance including management, approval of expenditures, and the obligation to absorb the losses or rights to receive benefits. Accordingly, the Company has consolidated the operations of these joint ventures for financial statement purposes. The joint ventures' creditors do not have recourse to the assets of the Company other than those held by these joint ventures.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

NOTE 7—VARIABLE INTEREST ENTITIES, CONTINGENT LIABILITIES AND CONSOLIDATED JOINT VENTURES (Continued)

        The following is a summary of the consolidated VIEs' carrying amounts and classification in the Company's consolidated balance sheets, none of which are restricted (amounts in thousands):

	December 31,
	2018	2017(a)
Land	$14,722	$17,844
Buildings and improvements, net of accumulated depreciation of $4,119 and $3,811, respectively	27,642	31,789
Cash	1,020	1,145
Unbilled rent receivable	1,211	1,011
Unamortized intangible lease assets, net	890	1,241
Escrow, deposits and other assets and receivables	810	948
Mortgages payable, net of unamortized deferred financing costs of $391 and $442, respectively	26,850	32,252
Accrued expenses and other liabilities	761	870
Unamortized intangible lease liabilities, net	1,694	2,015
Accumulated other comprehensive income (loss)	31	(1)
Non-controlling interests in consolidated joint ventures	1,449	1,742

(a)
Includes a consolidated joint venture, in which the Company held an 85% interest, located in Fort Bend, Texas which was sold in January 2018 (see Note 5).

        At December 31, 2018 and 2017, MCB Real Estate, LLC and its affiliates ("MCB") are the Company's joint venture partner in four consolidated joint ventures in which the Company has aggregate equity investments of approximately $9,891,000 and $9,705,000, respectively.

        Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and may not be pro rata to the equity interest each partner has in the applicable venture.

NOTE 8—INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

        On July 31, 2018, an unconsolidated joint venture sold its property located in Milwaukee, Wisconsin for $12,813,000, net of closing costs, and paid off the related $6,970,000 mortgage. The Company's 50% share of the gain from this sale was $1,986,000, which is included in Equity in earnings from sale of unconsolidated joint venture properties on the consolidated statement of income during 2018.

        On April 5, 2018, an unconsolidated joint venture sold its building and a portion of its land, located in Savannah, Georgia for $2,600,000, net of closing costs. The Company's 50% share of the gain from this sale was $71,000, which is included in Equity in earnings from sale of unconsolidated joint venture properties on the consolidated statement of income during 2018. The unconsolidated joint venture retained approximately five acres of land at this property.

        The Company's remaining four unconsolidated joint ventures each own and operate one property. At December 31, 2018 and 2017, the Company's equity investment in unconsolidated joint ventures

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

NOTE 8—INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

totaled $10,857,000 and $10,723,000, respectively. In addition to the equity in earnings from the sale of properties of $2,057,000 in 2018, the Company recorded equity in earnings of $1,304,000, $826,000 and $1,005,000 during 2018, 2017 and 2016, respectively. Included in equity in earnings from unconsolidated joint ventures during 2018 is income of $550,000 due to the write-off of an intangible lease liability in connection with the expiration of the Kmart lease at the Manahawkin, New Jersey property and $110,000 related to the discontinuance of hedge accounting on a mortgage swap related to the Milwaukee, Wisconsin property sold in July 2018 (see above and Note 10).

        At December 31, 2018 and 2017, MCB and the Company are partners in an unconsolidated joint venture in which the Company's equity investment is approximately $9,087,000 and $8,245,000, respectively.

NOTE 9—DEBT OBLIGATIONS

Mortgages Payable

        The following table details the Mortgages payable, net, balances per the consolidated balance sheets (amounts in thousands):

	December 31,
	2018	2017
Mortgages payable, gross	$423,096	$396,946
Unamortized deferred financing costs	(4,298)	(3,789)

Mortgages payable, net	418,798	$393,157

        At December 31, 2018, there were 70 outstanding mortgages payable, all of which are secured by first liens on individual real estate investments with an aggregate gross carrying value of $656,342,000 before accumulated depreciation of $97,012,000. After giving effect to the interest rate swap agreements (see Note 10), the mortgage payments bear interest at fixed rates ranging from 3.02% to 5.88%, and mature between 2019 and 2042. The weighted average interest rate on all mortgage debt was 4.26% and 4.22% at December 31, 2018 and 2017, respectively.

        Scheduled principal repayments during the next five years and thereafter are as follows (amounts in thousands):

Year Ending December 31,
2019	$15,969
2020	13,777
2021	22,704
2022	45,823
2023	40,952
Thereafter	283,871

Total	$423,096

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

NOTE 9—DEBT OBLIGATIONS (Continued)

Line of Credit

        The Company has a credit facility with Manufacturers & Traders Trust Company, People's United Bank, VNB New York, LLC, and Bank Leumi USA, pursuant to which the Company may borrow up to $100,000,000, subject to borrowing base requirements. The facility, which matures December 31, 2019, provides that the Company pay an interest rate equal to the one month LIBOR rate plus an applicable margin ranging from 175 basis points to 300 basis points depending on the ratio of the Company's total debt to total value, as determined pursuant to the facility. The applicable margin was 175 basis points at December 31, 2018 and 2017. An unused facility fee of .25% per annum applies to the facility. The average interest rate on the facility was approximately 3.73%, 2.87% and 2.23% during 2018, 2017 and 2016, respectively.

        The credit facility includes certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. The Company was in compliance with all covenants at December 31, 2018.

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

        The following table details the Line of credit, net, balances per the consolidated balance sheets (amounts in thousands):

	December 31,
	2018	2017
Line of credit, gross	$30,000	$9,400
Unamortized deferred financing costs	(312)	(624)

Line of credit, net	$29,688	$8,776

        At March 8, 2019, there was an outstanding balance of $12,500,000 (before unamortized deferred financing costs) under the facility.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

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

        At December 31, 2018, the $420,396,000 estimated fair value of the Company's mortgages payable is less than their $423,096,000 carrying value (before unamortized deferred financing costs) by approximately $2,700,000, assuming a blended market interest rate of 4.41% based on the 8.7 year weighted average remaining term to maturity of the mortgages.

        At December 31, 2017, the $397,103,000 estimated fair value of the Company's mortgages payable is greater than their $396,946,000 carrying value (before unamortized deferred financing costs) by approximately $157,000, assuming a blended market interest rate of 4.25% based on the 8.7 year weighted average remaining term to maturity of the mortgages.

        At December 31, 2018 and 2017, the carrying amount of the Company's line of credit (before unamortized deferred financing costs) of $30,000,000 and $9,400,000, respectively, approximates its fair value.

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

  Fair Value on a Recurring Basis

        The fair value of the Company's derivative financial instruments, using Level 2 inputs, was determined to be the following (amounts in thousands):

	As of December 31,	Carrying and Fair Value
Financial assets:
Interest rate swaps	2018	$2,399
	2017	1,615
Financial liabilities:
Interest rate swaps	2018	$505
	2017	1,492

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

December 31, 2018

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

        Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

        Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty. As of December 31, 2018, the Company has assessed and determined the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company determined its derivative valuation is classified in Level 2 of the fair value hierarchy.

        As of December 31, 2018, the Company had entered into 27 interest rate derivatives, all of which were interest rate swaps, related to 27 outstanding mortgage loans with an aggregate $117,348,000 notional amount and mature between 2019 and 2028 (weighted average remaining term to maturity of 5.9 years). Such interest rate swaps, all of which were designated as cash flow hedges, converted LIBOR based variable rate mortgages to fixed annual rate mortgages (with interest rates ranging from 3.02% to 5.38% and a weighted average interest rate of 4.13% at December 31, 2018). The fair value of the Company's derivatives in asset and liability positions are reflected as other assets or other liabilities on the consolidated balance sheets.

        The following table presents the effect of the Company's derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
One Liberty Properties Inc. and Consolidated Subsidiaries
Amount of gain (loss) recognized on derivatives in Other comprehensive income (loss)	$1,870	$(221)	$255
Amount of reclassification from Accumulated other comprehensive income into Interest expense	98	(1,786)	(2,624)
Unconsolidated Joint Ventures (Company's share)
Amount of gain (loss) recognized on derivatives in Other comprehensive income	$69	$15	$(31)
Amount of reclassification from Accumulated other comprehensive income into Equity in earnings of unconsolidated joint ventures	103	(61)	(95)

        During 2018, 2017 and 2016, the Company (including one of its unconsolidated joint ventures in 2018) discontinued hedge accounting on seven interest rate swaps as the forecasted hedged transactions were no longer probable of occurring. As a result, during 2018, 2017 and 2016, the Company reclassified $505,000, $201,000 and $178,000 of realized gain, loss and loss, respectively, from Accumulated other comprehensive income to earnings. No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company's cash flow hedges for the three years ended December 31, 2018.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

        During the twelve months ending December 31, 2019, the Company estimates an additional $401,000 will be reclassified from Accumulated other comprehensive income as a decrease to Interest expense.

        The derivative agreements in effect at December 31, 2018 provide that if the wholly-owned subsidiary of the Company which is a party to the agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary's derivative obligation. In addition, the Company is a party to the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, then the Company could be held liable for such swap breakage losses, if any.

        As of December 31, 2018 and 2017, the fair value of the derivatives in a liability position, including accrued interest of $8,000 and $53,000, respectively, but excluding any adjustments for non-performance risk, was approximately $554,000 and $1,638,000, respectively. In the event the Company had breaches any of the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $554,000 and $1,638,000 as of December 31, 2018 and 2017, respectively. This termination liability value, net of adjustments for non-performance risk of $41,000 and $93,000, is included in Accrued expenses and other liabilities on the consolidated balance sheets at December 31, 2018 and 2017, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

NOTE 11—RELATED PARTY TRANSACTIONS

Compensation and Services Agreement

        Pursuant to the compensation and services agreement with Majestic Property Management Corp. ("Majestic"), Majestic provides the Company with the services of executive, administrative, legal, accounting, clerical and property management personnel, as well as property acquisition, sale and lease consulting and brokerage services, consulting services with respect to mortgage financings and construction supervisory services (collectively, the "Services"). Majestic is wholly-owned by the Company's vice-chairman and certain of the Company's executive officers are officers of, and are compensated by, Majestic. The amount the Company pays Majestic for the Services is approved each year by the Compensation and/or Audit Committees of the Company's Board of Directors, and the independent directors.

        In consideration for the Services, the Company paid Majestic $2,745,000 in 2018, $2,673,000 in 2017 and $2,504,000 in 2016. Included in these amounts are $1,226,000 in 2018, $1,154,000 in 2017 and $1,057,000 in 2016, of property management costs. The amounts paid pursuant to the property management portion of the compensation and services agreement is paid based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively. The Company does not pay Majestic with respect to properties managed by third parties. Majestic credits against the amounts due to it under the compensation and services agreement any management or other net payments received by it from any joint venture in which the Company is a joint venture partner. The compensation and services agreement also provides for an additional payment to Majestic of $216,000 in each of 2018 and 2017 and $196,000 in 2016 for the Company's share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies. The Company does not pay Majestic for such services except as described in this paragraph. In 2019, the payments to Majestic will remain the same as the 2018 payments (exclusive of the property management costs, which are calculated as described above).

        Executive officers and others providing services to the Company under the compensation and services agreement were awarded shares of restricted stock and RSUs under the Company's stock incentive plans (described in Note 12). The related expense charged to the Company's operations was $1,765,000, $1,539,000 and $1,480,000 in 2018, 2017 and 2016, respectively.

        The amounts paid under the compensation and services agreement (except for the property management costs which are included in Real estate expenses) and the costs of the stock incentive plans are included in General and administrative expense on the consolidated statements of income for 2018, 2017 and 2016.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

NOTE 11—RELATED PARTY TRANSACTIONS (Continued)

Joint Venture Partners and Affiliates

        During 2018, 2017 and 2016, the Company paid an aggregate of $107,000, $143,000 and $185,000, respectively, to its consolidated joint venture partners or their affiliates (none of whom are officers, directors, or employees of the Company) for property management services, which are included in Real estate expenses on the consolidated statements of income.

        The Company's unconsolidated joint ventures paid $169,000, $175,000 and $176,000 to the other partner of the venture for management services, which reduced Equity in earnings of unconsolidated joint ventures on the consolidated statements of income by $85,000, $88,000 and $88,000 during 2018, 2017 and 2016, respectively.

Other

        During 2018, 2017 and 2016, the Company paid fees of (i) $276,000, $276,000 and $262,500, respectively, to the Company's chairman and (ii) $110,000, $110,000 and $105,000, respectively, to the Company's vice-chairman. These fees are included in General and administrative expense on the consolidated statements of income. The Company agreed to pay $289,000 and $116,000 in 2019 to the Company's chairman and vice-chairman, respectively.

        At December 31, 2018 and 2017, Gould Investors L.P. ("Gould Investors"), owned 1,785,976 shares of the outstanding common stock of the Company, or approximately 9.2% and 9.5%, respectively.

        The Company obtains its property insurance in conjunction with Gould Investors and reimburses Gould Investors annually for the Company's insurance cost relating to its properties. Amounts reimbursed to Gould Investors were $912,000, $790,000 and $699,000 during 2018, 2017 and 2016, respectively. Included in Real estate expenses on the consolidated statements of income is insurance expense of $877,000, $757,000 and $645,000 during 2018, 2017 and 2016, respectively. The balance of the amounts reimbursed to Gould Investors represents prepaid insurance and is included in Other assets on the consolidated balance sheets.

NOTE 12—STOCKHOLDERS' EQUITY

Stock Based Compensation

        The Company's 2016 Incentive Plan ("Plan"), approved by the Company's stockholders in June 2016, permits the Company to grant, among other things, stock options, restricted stock, RSUs, performance share awards and dividend equivalent rights and any one or more of the foregoing to its employees, officers, directors and consultants. A maximum of 750,000 shares of the Company's common stock is authorized for issuance pursuant to this Plan. As of December 31, 2018, (i) restricted stock awards with respect to 284,850 shares had been issued, of which 300 shares were forfeited and 3,000 shares had vested, and (ii) as further described below, RSUs with respect to 152,500 shares had been issued and are outstanding. On January 10, 2019, 150,050 restricted shares were issued pursuant to this Plan, having an aggregate value of approximately $3,856,000 and are scheduled to vest in January 2024.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

NOTE 12—STOCKHOLDERS' EQUITY (Continued)

        Under the Company's 2012 equity incentive plan, as of December 31, 2018, 500,700 shares had been issued, of which 3,550 shares were forfeited and 127,450 shares had vested. No additional awards may be granted under this plan.

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

        In each of 2017 and 2018, the Company granted RSUs exchangeable for up to 76,250 shares of common stock upon satisfaction, through June 30, 2020 and 2021, respectively, of specified conditions. Specifically, up to 50% of these RSUs vest upon achievement of metrics related to average annual total stockholder return (the "TSR Awards"), which metrics meet the definition of a market condition, and up to 50% vest upon achievement of metrics related to average annual return on capital (the "ROC Awards"), which metrics meet the definition of a performance condition. The holders of the RSUs are not entitled to dividends or to vote the underlying shares until such RSUs vest and shares are issued. Accordingly, the shares underlying these RSUs are not included in the shares shown as outstanding on the balance sheet. For the TSR awards, a third party appraiser prepared a Monte Carlo simulation pricing model to determine the fair value, which is recognized ratably over the service period. The Monte Carlo valuation consisted of computing the grant date fair value of the awards using the Company's simulated stock price. For the 2018 and 2017 TSR awards, the per unit or share fair value was estimated using the following assumptions: an expected life of three years, a dividend rate of 6.82% and 7.16%, respectively, a risk-free interest rate of 2.18% - 2.70% and 1.14% - 1.64%, respectively, and an expected price volatility of 22.29% - 25.99% and 16.57% - 19.16%, respectively. The expected price volatility was calculated based on the historical volatility and implied volatility. For the ROC awards, the fair value is based on the market value on the date of grant and the performance assumptions are re-evaluated quarterly. Expense is not recognized on the RSUs which the Company does not expect to vest as a result of service conditions or the Company's performance expectations.

        As of December 31, 2018, based on performance and market assumptions, the fair value of the RSUs granted in 2017 and 2018 is $915,000 and $952,000, respectively. Recognition of such deferred compensation will be charged to General and administrative expense over the respective three year performance cycle. None of these RSUs were forfeited or vested during the year ended December 31, 2018.

        In 2010, RSUs exchangeable for up to 200,000 shares of common stock were awarded pursuant to the Company's 2009 Incentive Plan. The holders of RSUs were not entitled to dividends or to vote the underlying shares until the RSUs vested and the underlying shares were issued. During 2017, 113,584 shares of common stock underlying the RSUs were deemed to have vested and were issued. RSUs with

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

NOTE 12—STOCKHOLDERS' EQUITY (Continued)

respect to the balance of 86,416 shares were forfeited. The following is a summary of the activity of the equity incentive plans:

	Years Ended December 31,
	2018	2017	2016
Restricted stock grants:
Number of shares	144,750	140,100	139,225
Average per share grant price	$25.31	$24.75	$21.74
Deferred compensation to be recognized over vesting period	$3,664,000	$3,467,000	$3,027,000
Number of non-vested shares:
Non-vested beginning of year	612,900	591,750	538,755
Grants	144,750	140,100	139,225
Vested during year	(106,000)	(118,450)	(85,730)
Forfeitures	(400)	(500)	(500)

Non-vested end of year	651,250	612,900	591,750

RSU grants:
Number of underlying shares	76,250	76,250	—
Average per share grant price	$26.41	$24.03	—
Deferred compensation to be recognized over vesting period	$952,000	$1,004,000	—
Number of non-vested shares:
Non-vested beginning of year	76,250	200,000	200,000
Grants	76,250	76,250	—
Vested during year	—	(113,584)	—
Forfeitures	—	(86,416)	—

Non-vested end of year	152,500	76,250	200,000

Restricted stock and RSU grants:
Weighted average per share value of non-vested shares (based on grant price)	$23.83	$22.89	$17.95

Value of stock vested during the year (based on grant price)	$2,289,000	$3,008,000	$1,451,500

Weighted average per share value of shares forfeited during the year (based on grant price)	$23.59	$8.37	$21.05

Total charge to operations:
Outstanding restricted stock grants	$3,028,000	$2,966,000	$2,692,000
Outstanding RSUs	482,000	167,000	291,000

Total charge to operations	$3,510,000	$3,133,000	$2,983,000

        As of December 31, 2018, total compensation costs of $6,815,000 and $1,290,000, related to non-vested restricted stock awards and RSUs, respectively, have not yet been recognized. These compensation costs will be charged to General and administrative expense over the remaining

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

NOTE 12—STOCKHOLDERS' EQUITY (Continued)

respective vesting periods. The weighted average vesting period is 2.1 years for the restricted stock and 2.0 years for the RSUs.

Common Stock Dividend Distributions

        In 2018, 2017 and 2016, the Board of Directors declared an aggregate $1.80, $1.74 and $1.66 per share in cash distributions, respectively.

        On March 11, 2019, the Board of Directors declared a quarterly cash dividend of $.45 per share on the Company's common stock, totaling approximately $8,800,000. The quarterly dividend is payable on April 5, 2019 to stockholders of record on March 26, 2019.

Dividend Reinvestment Plan

        The Company's Dividend Reinvestment Plan (the "DRP") provides stockholders with the opportunity to reinvest all, or a portion of, their cash dividends paid on the Company's common stock in additional shares of its common stock, at a discount of up to 5% from the market price. The discount is determined in the Company's sole discretion. The Company is currently offering up to a 5% discount from market. The Company issued 243,000, 198,000 and 142,000 common shares under the DRP during 2018, 2017 and 2016, respectively.

Shares Issued Through Equity Offering Program

        During 2018, the Company sold 126,300 shares for proceeds of $3,245,000, net of commissions of $33,000, and incurred offering costs of $107,000 for professional fees. During 2017, the Company sold 231,000 shares for proceeds of $5,758,000, net of commissions of $58,000, and incurred offering costs of $188,000 for professional fees.

NOTE 13—COMMITMENTS AND CONTINGENCIES

        The Company maintains a non-contributory defined contribution pension plan covering eligible employees. Contributions by the Company are made through a money purchase plan, based upon a percent of the qualified employees' total salary (subject to the maximum amount allowed by law). Pension expense approximated $295,000, $275,000 and $273,000 for 2018, 2017 and 2016, respectively, and is included in General and administrative expense in the consolidated statements of income.

        As of December 31, 2018, the remaining amount the Company is contractually required to expend for building expansion and improvements at its property tenanted by L-3 Technologies, located in Hauppauge, New York, is approximately $791,000.

        The Company pays, with respect to one of its real estate properties, annual fixed leasehold rent of $371,094 through July 2019 and $463,867 through March 3, 2020. The Company has the right to extend the lease for up to five 5-year renewal options and one seven month renewal option.

        As discussed in Note 7, the Company provided its land in Wheaton, Illinois, and Beachwood, Ohio as collateral for the respective owner/operator's mortgage loans and accordingly, each land position is subordinated to the applicable mortgage.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

        In the ordinary course of business, the Company is party to various legal actions which management believes are routine in nature and incidental to the operation of the Company's business. Management believes that the outcome of the proceedings will not have a material adverse effect upon the Company's consolidated financial statements taken as a whole.

NOTE 14—INCOME TAXES

        The Company elected to be taxed as a REIT under the Internal Revenue Code, commencing with its taxable year ended December 31, 1983. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its ordinary taxable income to its stockholders. As a REIT, the Company generally will not be subject to corporate level federal, state and local income tax on taxable income it distributes currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal, state and local income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. It is management's current intention to adhere to these requirements and maintain the Company's REIT status.

        Even though the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. As of December 31, 2018, tax returns for the calendar years 2015 through 2018 remain subject to examination by the Internal Revenue Service and various state and local tax jurisdictions.

        During 2018, 2017 and 2016, the Company did not incur any federal income tax expense. The Company does not have any deferred tax assets or liabilities at December 31, 2018 and 2017.

        During 2018, 2017 and 2016, 12%, 17% and 27%, respectively, of the distributions were treated as capital gain distributions, with the balance treated as ordinary income. In 2018, the ordinary income portion of the distributions are considered qualified REIT dividends and will be taxed at a rate reduced by up to 20% pursuant to Internal Revenue Code Section 199A.

        The Company treats depreciation expense, straight-line rent adjustments and certain other items differently for tax purposes than for financial reporting purposes. Therefore, its dividends paid deduction differs from its financial statement income.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

NOTE 14—INCOME TAXES (Continued)

        The following table reconciles cash dividends paid with the dividends paid deduction for the years indicated (amounts in thousands):

	2018 Estimate	2017 Actual	2016 Actual
Dividends paid	$34,652	$32,393	$29,135
Dividend reinvestment plan(a)	314	252	181

	34,966	32,645	29,316
Less: Spillover dividends designated to previous year	(10,263)	(11,916)	(15,209)
Less: Spillover dividends designated to following year(b)	(285)	—	—
Plus: Dividends designated from following year	—	10,263	11,916

Dividends paid deduction	$24,418	$30,992	$26,023

(a)
Reflects the up to 5% discount on common stock purchased through the dividend reinvestment plan.

(b)
A portion of the dividend paid in January 2019 will be considered a 2019 dividend, as it was in excess of the Company's earnings and profits through December 31, 2018.

NOTE 15—SUBSEQUENT EVENTS

        Subsequent events have been evaluated and, except as previously disclosed, there were no other events relative to the consolidated financial statements that require additional disclosure.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2018

NOTE 16—QUARTERLY FINANCIAL DATA (Unaudited):

  (In Thousands, Except Per Share Data)

	Quarter Ended
					Total For Year
2018	March 31	June 30	Sept. 30	Dec. 31
Total revenues	$19,534	$19,752	$19,570	$20,270	$79,126

Gain (loss) on sale of real estate, net	$2,408	$—	$4,585	$(1,731)	$5,262

Net income	$6,653	$4,546	$10,182	$183	$21,564

Net income attributable to One Liberty Properties, Inc.	$5,851	$4,517	$10,147	$150	$20,665

Weighted average number of common shares outstanding:
Basic	18,396	18,519	18,646	18,733	18,575

Diluted	18,434	18,593	18,705	18,748	18,588

Net income (loss) per common share attributable to common stockholders:
Basic	$.30	$.23	$.53	$(.01)	$1.05	(a)

Diluted	$.30	$.23	$.52	$(.01)	$1.05	(a)

	Quarter Ended
					Total For Year
2017	March 31	June 30	Sept. 30	Dec. 31
Total revenues	$18,472	$18,413	$19,137	$19,894	$75,916

Gain on sale of real estate, net	$—	$6,568	$3,269	$—	$9,837

Net income	$2,886	$9,993	$7,128	$4,242	$24,249

Net income attributable to One Liberty Properties, Inc.	$2,865	$9,972	$7,105	$4,205	$24,147

Weighted average number of common shares outstanding:
Basic	17,751	17,824	18,000	18,198	17,944

Diluted	17,865	17,938	18,079	18,269	18,047

Net income per common share attributable to common stockholders:
Basic	$.15	$.54	$.38	$.22	$1.29	(a)

Diluted	$.15	$.54	$.38	$.22	$1.28	(a)

(a)
Calculated on weighted average shares outstanding for the year.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Schedule III—Consolidated Real Estate and Accumulated Depreciation

December 31, 2018

(Amounts in Thousands)

					Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2018
			Initial Cost to Company
				Building and Improvements			Building & Improvements		Accumulated Depreciation(1)	Date of Construction	Date Acquired
Type	Location	Encumbrances	Land		Improvements	Land		Total
Health & Fitness	Tucker, GA	$—	$807	$3,027	$3,420	$807	$6,447	$7,254	$2,461	1988	2002
Health & Fitness	Hamilton, OH	4,682	1,483	5,953	—	1,483	5,953	7,436	1,268	2008	2011
Health & Fitness	Secaucus, NJ	8,599	5,449	9,873	—	5,449	9,873	15,322	1,502	1986	2012
Industrial	Columbus, OH	—	435	1,703	27	435	1,730	2,165	779	1979	1995
Industrial	West Palm Beach, FL	—	181	724	65	181	789	970	368	1973	1998
Industrial	New Hyde Park, NY	2,493	182	728	281	182	1,009	1,191	413	1960	1999
Industrial	Ronkonkoma, NY	5,708	1,042	4,171	2,898	1,042	7,069	8,111	2,392	1986	2000
Industrial	Hauppauge, NY	26,729	1,951	10,954	8,773	1,951	19,727	21,678	5,844	1982	2000
Industrial	Melville, NY	2,666	774	3,029	975	774	4,004	4,778	1,433	1982	2003
Industrial	Saco, ME	5,568	1,027	3,623	2,050	1,027	5,673	6,700	1,204	2001	2006
Industrial	Baltimore, MD(2)	19,992	6,474	25,282	—	6,474	25,282	31,756	7,611	1960	2006
Industrial	Durham, NC	2,705	1,043	2,404	28	1,043	2,432	3,475	539	1991	2011
Industrial	Pinellas Park, FL	2,320	1,231	1,669	—	1,231	1,669	2,900	311	1995	2012
Industrial	Miamisburg, OH	—	165	1,348	12	165	1,360	1,525	239	1987	2012
Industrial	Fort Mill, SC	8,034	1,840	12,687	55	1,840	12,742	14,582	1,923	1992	2013
Industrial	Indianapolis, IN	5,764	1,224	6,935	—	1,224	6,935	8,159	1,228	1997	2013
Industrial	Fort Mill, SC	24,353	1,804	33,650	—	1,804	33,650	35,454	6,200	1997	2013
Industrial	New Hope, MN	4,142	881	6,064	81	881	6,145	7,026	643	1967	2014
Industrial	Louisville, KY	2,291	578	3,727	4	578	3,731	4,309	372	1974	2015
Industrial	Louisville, KY	—	51	230	—	51	230	281	22	1974	2015
Industrial	McCalla, AL	10,043	1,588	14,682	—	1,588	14,682	16,270	1,295	2003	2015
Industrial	St. Louis, MO	11,386	3,728	13,006	695	3,728	13,701	17,429	1,197	1969	2015
Industrial	Greenville, SC	4,954	693	6,893	16	693	6,909	7,602	503	1997	2016
Industrial	Greenville, SC	5,504	528	8,074	50	528	8,124	8,652	586	2000	2016
Industrial	El Paso, TX	14,087	3,691	17,904	324	3,691	18,228	21,919	1,216	1997	2016
Industrial	Lebanon, TN	21,288	2,094	30,039	14	2,094	30,053	32,147	1,782	1996	2016
Industrial	Huntersville, NC	4,985	1,046	6,674	—	1,046	6,674	7,720	286	2014	2017
Industrial	Pittston, PA	6,964	999	9,922	250	999	10,172	11,171	417	1990	2017
Industrial	Ankeny, IA	8,504	1,351	11,607	—	1,351	11,607	12,958	459	2016	2017
Industrial	Memphis, TN	5,106	140	7,952	—	140	7,952	8,092	250	1979	2017
Industrial	Pennsburg, PA	8,179	1,776	11,126	—	1,776	11,126	12,902	244	1986	2018
Industrial	Plymouth, MN	3,313	1,121	4,429	—	1,121	4,429	5,550	63	1978	2018

					Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2018
			Initial Cost to Company
				Building and Improvements			Building & Improvements		Accumulated Depreciation(1)	Date of Construction	Date Acquired
Type	Location	Encumbrances	Land		Improvements	Land		Total
Industrial	Englewood, CO	—	1,562	11,300	—	1,562	11,300	12,862	61	2013	2018
Industrial	Moorestown, NJ	3,993	1,822	5,056	—	1,822	5,056	6,878	17	1990	2018
Industrial	Moorestown, NJ	—	1,443	10,898	—	1,443	10,898	12,341	35	1972	2018
Industrial	Bakersfield, CA	—	1,987	9,997	—	1,987	9,997	11,984	11	1980	2018
Industrial	Green Park, MO	—	1,421	7,833	—	1,421	7,833	9,254	8	2008	2018
Industrial	Greenville, SC	—	186	6,407	—	186	6,407	6,593	7	2008	2018
Industrial	Joppa, MD	9,336	3,815	8,142	1,473	3,815	9,615	13,430	1,139	1994	2014
Office	Brooklyn, NY	2,971	1,381	5,447	2,874	1,381	8,321	9,702	3,856	1973	1998
Other	Round Rock, TX	13,518	1,678	16,670	—	1,678	16,670	18,348	2,261	2012	2013
Other	Wheaton, IL	—	10,536	—	—	10,536	—	10,536	—	N/A	2016
Other	Beachwood, OH	—	13,901	—	—	13,901	—	13,901	—	N/A	2016
Restaurant	Hauppauge, NY	—	725	2,963	—	725	2,963	3,688	972	1992	2005
Restaurant	Palmyra, PA	712	650	650	—	650	650	1,300	137	1981	2010
Restaurant	Reading, PA	703	655	625	—	655	625	1,280	132	1981	2010
Restaurant	Reading, PA	692	618	643	—	618	643	1,261	137	1983	2010
Restaurant	Hanover, PA	778	736	686	—	736	686	1,422	144	1992	2010
Restaurant	Gettysburg, PA	798	754	704	—	754	704	1,458	147	1991	2010
Restaurant	Trexlertown, PA	678	800	439	—	800	439	1,239	92	1994	2010
Restaurant	Carrollton, GA	1,521	796	1,458	—	796	1,458	2,254	293	1996	2012
Restaurant	Cartersville, GA	1,439	786	1,346	—	786	1,346	2,132	288	1995	2012
Restaurant	Kennesaw, GA	1,179	702	916	—	702	916	1,618	183	1989	2012
Restaurant	Lawrenceville, GA	1,132	866	899	—	866	899	1,765	224	1988	2012
Restaurant	Concord, NC	1,486	999	1,076	—	999	1,076	2,075	175	2000	2013
Restaurant	Myrtle Beach, SC	1,486	1,102	1,161	—	1,102	1,161	2,263	198	1978	2013
Restaurant	Greensboro, NC	3,167	1,770	1,237	—	1,770	1,237	3,007	231	1983	2013
Restaurant	Richmond, VA	—	1,680	1,341	—	1,680	1,341	3,021	166	1983	2013
Restaurant	Indianapolis, IN	903	853	1,465	—	853	1,465	2,318	211	1982	2014
Retail	Seattle, WA	—	201	189	35	201	224	425	149	1986	1987
Retail	Rosenberg, TX	—	216	863	66	216	929	1,145	526	1994	1995
Retail	Ft. Myers, FL	—	1,013	4,054	—	1,013	4,054	5,067	2,242	1995	1996
Retail	Houston, TX	—	396	1,583	30	396	1,613	2,009	843	1997	1998
Retail	Selden, NY	2,655	572	2,287	150	572	2,437	3,009	1,192	1997	1999

					Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2018
			Initial Cost to Company
				Building and Improvements			Building & Improvements		Accumulated Depreciation(1)	Date of Construction	Date Acquired
Type	Location	Encumbrances	Land		Improvements	Land		Total
Retail	Batavia, NY	—	515	2,061	—	515	2,061	2,576	1,024	1998	1999
Retail	Champaign, IL	1,500	791	3,165	315	791	3,480	4,271	1,644	1985	1999
Retail	El Paso, TX	10,795	2,821	11,123	2,544	2,821	13,667	16,488	6,083	1974	2000
Retail	Somerville, MA	—	510	1,993	24	510	2,017	2,527	799	1993	2003
Retail	Newark, DE	1,635	935	3,643	43	935	3,686	4,621	1,415	1996	2003
Retail	Knoxville, TN	8,868	2,290	8,855	—	2,290	8,855	11,145	3,275	2003	2004
Retail	Onalaska, WI	3,442	753	3,099	—	753	3,099	3,852	1,094	1994	2004
Retail	Hyannis, MA	—	802	2,324	—	802	2,324	3,126	637	1998	2008
Retail	Marston Mills, MA	—	461	2,313	—	461	2,313	2,774	629	1998	2008
Retail	Everett, MA	—	1,935	—	—	1,935	—	1,935	—	N/A	2008
Retail	Kennesaw, GA	5,228	1,501	4,349	1,138	1,501	5,487	6,988	1,357	1995	2008
Retail	Royersford, PA	19,750	19,538	3,150	424	19,538	3,574	23,112	807	2001	2010
Retail	Monroeville, PA	—	450	863	—	450	863	1,313	186	1994	2010
Retail	Houston, TX	—	1,962	1,540	—	1,962	1,540	3,502	359	2006	2010
Retail	Houston, TX	—	2,002	1,800	—	2,002	1,800	3,802	413	2009	2010
Retail	Bolingbrook, IL	—	834	1,887	101	834	1,988	2,822	429	2001	2011
Retail	Crystal Lake, IL	1,615	615	1,899	—	615	1,899	2,514	459	1997	2011
Retail	Lawrence, KS	—	134	938	22	134	960	1,094	163	1915	2012
Retail	Greensboro, NC	1,328	1,046	1,552	29	1,046	1,581	2,627	229	2002	2014
Retail	Highlands Ranch, CO	—	2,361	2,924	296	2,361	3,220	5,581	396	1995	2014
Retail	Woodbury, MN	2,876	1,190	4,003	—	1,190	4,003	5,193	528	2006	2014
Retail	Cuyahoga Falls, OH	1,083	71	1,371	—	71	1,371	1,442	92	2004	2016
Retail	Hilliard, OH	959	300	1,077	—	300	1,077	1,377	73	2007	2016
Retail	Port Clinton, OH	928	52	1,187	—	52	1,187	1,239	81	2005	2016
Retail	South Euclid, OH	1,052	230	1,566	—	230	1,566	1,796	104	1975	2016
Retail	St Louis Park, MN	—	3,388	13,088	141	3,388	13,229	16,617	837	1962	2016
Retail	Deptford, NJ	2,645	572	1,779	705	572	2,484	3,056	657	1981	2012
Retail	Cape Girardeau, MO	1,150	545	1,547	—	545	1,547	2,092	273	1994	2012
Retail	Clemmons, NC	1,865	2,564	3,293	—	2,564	3,293	5,857	678	1993	2013
Retail	Littleton, CO	10,770	6,005	11,272	312	6,005	11,584	17,589	1,355	1985	2015
Retail—Supermarket	West Hartford, CT	16,716	9,296	4,813	261	9,296	5,074	14,370	1,201	2005	2010
Retail—Supermarket	West Hartford, CT	—	2,881	94	326	2,881	420	3,301	177	N/A	2010

					Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2018
			Initial Cost to Company
				Building and Improvements			Building & Improvements		Accumulated Depreciation(1)	Date of Construction	Date Acquired
Type	Location	Encumbrances	Land		Improvements	Land		Total
Retail—Supermarket	Philadelphia, PA	4,122	1,793	5,640	80	1,793	5,720	7,513	674	1992	2014
Retail—Furniture	Columbus, OH	—	1,445	5,431	460	1,445	5,891	7,336	3,062	1996	1997
Retail—Furniture	Duluth, GA(3)	1,485	778	3,436	—	778	3,436	4,214	1,092	1987	2006
Retail—Furniture	Fayetteville, GA(3)	1,864	976	4,308	—	976	4,308	5,284	1,369	1987	2006
Retail—Furniture	Wichita, KS(3)	2,270	1,189	5,248	—	1,189	5,248	6,437	1,668	1996	2006
Retail—Furniture	Lexington, KY(3)	1,526	800	3,532	—	800	3,532	4,332	1,122	1999	2006
Retail—Furniture	Bluffton, SC(3)	1,124	589	2,600	—	589	2,600	3,189	826	1994	2006
Retail—Furniture	Amarillo, TX(3)	1,642	860	3,810	—	860	3,810	4,670	1,210	1996	2006
Retail—Furniture	Austin, TX(3)	3,029	1,587	7,010	—	1,587	7,010	8,597	2,227	2001	2006
Retail—Furniture	Tyler, TX(3)	1,968	1,031	4,554	—	1,031	4,554	5,585	1,447	2001	2006
Retail—Furniture	Newport News, VA(3)	1,434	751	3,316	—	751	3,316	4,067	1,054	1995	2006
Retail—Furniture	Richmond, VA(3)	1,654	867	3,829	—	867	3,829	4,696	1,217	1979	2006
Retail—Furniture	Virginia Beach, VA(3)	1,630	854	3,770	—	854	3,770	4,624	1,198	1995	2006
Retail—Furniture	Gurnee, IL	—	834	3,635	—	834	3,635	4,469	1,117	1994	2006
Retail—Furniture	Naples, FL	2,010	3,070	2,846	189	3,070	3,035	6,105	784	1992	2008
Retail—Office Supply	Lake Charles, LA(4)	4,994	1,167	4,669	599	1,167	5,268	6,435	2,187	1998	2002
Retail—Office Supply	Athens, GA(4)	2,697	1,130	4,340	—	1,130	4,340	5,470	1,587	2003	2004
Retail—Office Supply	Chicago, IL(4)	3,637	3,877	2,256	—	3,877	2,256	6,133	580	1994	2008
Retail—Office Supply	Cary, NC(4)	3,068	1,129	3,736	—	1,129	3,736	4,865	961	1995	2008
Retail—Office Supply	Eugene, OR(4)	2,732	1,952	2,096	—	1,952	2,096	4,048	539	1994	2008
Retail—Office Supply	El Paso, TX(4)	2,387	1,035	2,700	—	1,035	2,700	3,735	695	1993	2008
Theater	Greensboro, NC	—	—	8,328	3,000	—	11,328	11,328	7,896	1999	2004
Theater	Indianapolis, IN	4,112	3,099	5,225	19	3,099	5,244	8,343	591	1997	2014

		$423,096	$204,162	$589,307	$35,674	$204,162	$624,981	$829,143	$123,684

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

Note 4—These six properties are retail office supply stores net leased to the same tenant, pursuant to separate leases. Five of these leases contain cross default provisions. They are located in six states (Illinois, Louisiana, North Carolina, Texas, Georgia and Oregon).

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Schedule III

Consolidated Real Estate and Accumulated Depreciation

(a)
Reconciliation of "Real Estate and Accumulated Depreciation"

(Amounts in Thousands)

	Year Ended December 31,
	2018	2017	2016
Investment in real estate:
Balance, beginning of year	$775,327	$748,065	$662,182
Addition: Land, buildings and improvements	86,117	47,207	121,564
Deduction: Properties sold/conveyed	(32,301)	(19,792)	(35,681)
Deduction: Impairment loss	—	(153)	—

Balance, end of year	$829,143	$775,327	$748,065

	(b)
Accumulated depreciation:
Balance, beginning of year	$108,953	$96,852	$87,801
Addition: Depreciation	16,615	15,689	14,247
Deduction: Accumulated depreciation related to properties sold/conveyed	(1,884)	(3,588)	(5,196)

Balance, end of year	$123,684	$108,953	$96,852

(b)
At December 31, 2018, the aggregate cost for federal income tax purposes is approximately $17,150 greater than the Company's recorded values.