Form 10-Q
period 2019-03-31
ONE LIBERTY PROPERTIES INC
filed 2019-05-09
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC   20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

OR

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-09279

ONE LIBERTY PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	13-3147497
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

60 Cutter Mill Road, Great Neck, New York	11021
(Address of principal executive offices)	(Zip code)

(516) 466-3100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	OLP	New York Stock Exchange

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

As of May 1, 2019, the registrant had 19,685,103 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.        Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

ASSETS

	March 31, 2019	December 31, 2018
	(Unaudited)
Real estate investments, at cost
Land	$204,162	$204,162
Buildings and improvements	626,197	624,981
Total real estate investments, at cost	830,359	829,143
Less accumulated depreciation	127,963	123,684
Real estate investments, net	702,396	705,459

Investment in unconsolidated joint ventures	10,731	10,857
Cash and cash equivalents	12,794	15,204
Restricted cash	337	1,106
Unbilled rent receivable	13,990	13,722
Unamortized intangible lease assets, net	25,399	26,541
Escrow, deposits and other assets and receivables	11,049	8,023
Total assets(1)	$776,696	$780,912

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable, net of $4,529 and $4,298 of deferred financing costs, respectively	$438,977	$418,798
Line of credit, net of $234 and $312 of deferred financing costs, respectively	5,766	29,688
Dividends payable	8,832	8,724
Accrued expenses and other liabilities	14,155	11,094
Unamortized intangible lease liabilities, net	13,582	14,013
Total liabilities (1)	481,312	482,317

Commitments and contingencies

Equity:
One Liberty Properties, Inc. stockholders’ equity: Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized; 18,937 and 18,736 shares issued and outstanding	18,937	18,736
Paid-in capital	290,241	287,250
Accumulated other comprehensive income	318	1,890
Distributions in excess of net income	(15,591)	(10,730)
Total One Liberty Properties, Inc. stockholders’ equity	293,905	297,146
Non-controlling interests in consolidated joint ventures (1)	1,479	1,449
Total equity	295,384	298,595
Total liabilities and equity	$776,696	$780,912

(1)         The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”).  See Note 5.  The consolidated balance sheets include the following amounts related to the Company’s consolidated VIEs: $14,722 and $14,722 of land, $27,399 and $27,642 of building and improvements, net of $4,371 and $4,119 of accumulated depreciation, $4,097 and $3,931 of other assets included in other line items, $26,555 and $26,850 of real estate debt, net, $2,305 and $2,455 of other liabilities included in other line items and $1,479 and $1,449 of non-controlling interests as of March 31, 2019 and December 31, 2018, respectively.

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Rental income, net	$21,155	$19,534

Operating expenses:
Depreciation and amortization	5,347	5,182
General and administrative (see Note 8 for related party information)	3,171	2,959
Real estate expenses (see Note 8 for related party information)	3,341	2,744
State taxes	79	73
Total operating expenses	11,938	10,958

Other operating income
Gain on sale of real estate, net	—	2,408
Operating income	9,217	10,984

Other income and expenses:
Equity in (loss) earnings of unconsolidated joint ventures	(116)	195
Other income	4	4
Interest:
Expense	(4,862)	(4,302)
Amortization and write-off of deferred financing costs	(232)	(228)

Net income	4,011	6,653

Net income attributable to non-controlling interests	(40)	(802)
Net income attributable to One Liberty Properties, Inc.	$3,971	$5,851

Weighted average number of common shares outstanding:
Basic	18,894	18,396
Diluted	18,993	18,434

Per common share attributable to common stockholders:
Basic	$.19	$.30
Diluted	$.19	$.30

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$4,011	$6,653

Other comprehensive gain
Net unrealized (loss) gain on derivative instruments	(1,577)	2,696
One Liberty Properties Inc.’s share of joint venture net unrealized gain on derivative instruments	—	54
Other comprehensive (loss) gain	(1,577)	2,750

Comprehensive income	2,434	9,403
Net income attributable to non-controlling interests	(40)	(802)
Adjustment for derivative instruments attributable to non-controlling interests	5	(6)

Comprehensive income attributable to One Liberty Properties, Inc.	$2,399	$8,595

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated (distributions in excess of net income) undistributed net income	Non- Controlling Interests in Consolidated Joint Ventures	Total
Balances, December 31, 2017	$18,261	$275,087	$155	$3,257	$1,742	$298,502
Distributions - common stock
Cash - $.45 per share	—	—	—	(8,581)	—	(8,581)
Restricted stock vesting	106	(106)	—	—	—	—
Shares issued through dividend reinvestment plan	50	1,131	—	—	—	1,181
Distributions to non-controlling interests	—	—	—	—	(1,082)	(1,082)
Compensation expense - restricted stock	—	826	—	—	—	826
Net income	—	—	—	5,851	802	6,653
Other comprehensive income	—	—	2,744	—	6	2,750
Balances, March 31, 2018	$18,417	$276,938	$2,899	$527	$1,468	$300,249

Balances, December 31, 2018	$18,736	$287,250	$1,890	$(10,730)	$1,449	$298,595
Distributions — common stock
Cash - $.45 per share	—	—	—	(8,832)	—	(8,832)
Restricted stock vesting	112	(112)	—	—	—	—
Shares issued through equity offering program — net	37	1,002	—	—	—	1,039
Shares issued through dividend reinvestment plan	52	1,147	—	—	—	1,199
Distributions to non-controlling interests	—	—	—	—	(5)	(5)
Compensation expense — restricted stock	—	954	—	—	—	954
Net income	—	—	—	3,971	40	4,011
Other comprehensive loss	—	—	(1,572)	—	(5)	(1,577)
Balances, March 31, 2019	$18,937	$290,241	$318	$(15,591)	$1,479	$295,384

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$4,011	$6,653
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	—	(2,408)
Increase in unbilled rent receivable	(395)	(287)
Amortization of intangibles relating to leases, net	(254)	(240)
Amortization of restricted stock expense	954	826
Equity in loss (earnings) of unconsolidated joint ventures	116	(195)
Distributions of earnings from unconsolidated joint ventures	—	51
Depreciation and amortization	5,347	5,182
Amortization and write-off of deferred financing costs	232	228
Payment of leasing commissions	(141)	(8)
Increase in escrow, deposits, other assets and receivables	495	160
Decrease in accrued expenses and other liabilities	(2,250)	(20)
Net cash provided by operating activities	8,115	9,942

Cash flows from investing activities:
Purchase of real estate	—	(12,900)
Improvements to real estate	(687)	(5,231)
Net proceeds from sale of real estate	—	8,958
Distributions of capital from unconsolidated joint venture	11	—
Net cash used in investing activities	(676)	(9,173)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(3,135)	(2,662)
Repayment of mortgages payable	—	(9,099)
Proceeds from mortgage financings	23,545	7,900
Proceeds from sale of common stock, net	1,039	—
Proceeds from bank line of credit	4,000	20,000
Repayment on bank line of credit	(28,000)	(8,500)
Issuance of shares through dividend reinvestment plan	1,199	1,181
Payment of financing costs	(378)	(164)
Distributions to non-controlling interests	(5)	(1,082)
Cash distributions to common stockholders	(8,724)	(8,493)
Net cash used in financing activities	(10,459)	(919)

Net decrease in cash, cash equivalents and restricted cash	(3,020)	(150)
Cash, cash equivalents and restricted cash at beginning of year	16,733	14,668
Cash, cash equivalents and restricted cash at end of period	$13,713	$14,518

Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$4,939	$4,297
Supplemental disclosure of non-cash investing activity:
Right of use asset and related lease liability	$4,381	$—

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

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (amounts in thousands):

	March 31,
	2019	2018
Cash and cash equivalents	$12,794	$13,445
Restricted cash	337	429
Restricted cash included in escrow, deposits and other assets and receivables	582	644
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$13,713	$14,518

Amounts included in restricted cash represent the cash reserve balance received from an owner/operator at one of the Company’s ground leases (see Note 5).  Restricted cash included in escrow, deposits and other assets and receivables represent amounts related to real estate tax and other reserve escrows required to be held by lenders in accordance with the Company’s mortgage agreements.  The restriction on these escrow reserves will lapse when the related mortgage is repaid.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2019

Note 1 — Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland.  OLP is a self-administered and self-managed real estate investment trust (“REIT”).  OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of industrial, retail, restaurant, health and fitness, and theater properties, many of which are subject to long-term net leases.  As of March 31, 2019, OLP owns 123 properties, including five properties owned by consolidated joint ventures and four properties owned by unconsolidated joint ventures. The 123 properties are located in 30 states.

Note 2 — Summary Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The results of operations for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in OLP’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

March 31, 2019 (Continued)

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

The Company periodically reviews its investments in unconsolidated joint ventures for other-than-temporary losses in investment value. Any decline that is not expected to be recovered based on the underlying assets of the investment is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. During the three months ended March 31, 2019 and 2018, there were no impairment charges related to the Company’s investments in unconsolidated joint ventures.

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

March 31, 2019 (Continued)

Note 2 — Summary Accounting Policies (Continued)

Reclassifications

Certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current period’s presentation.  Such reclassifications primarily relate to the presentation on the consolidated statement of income for the three months ended March 31, 2018 of (i) rental income, net, due to the adoption of a new accounting pronouncement (discussed below) and (ii) leasehold rent being included as part of Real estate expenses.

Leases

As of January 1, 2019, the Company adopted ASU No. 2016-02, Leases, ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, and ASU No. 2018-10, Codification Improvements to Topic 842, Leases, using the modified retrospective approach and elected the package of practical expedients that allows an entity to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Upon adoption, there was no cumulative-effect adjustment to retained earnings as of January 1, 2019.

As Lessor

The Company owns rental properties which are leased to tenants under operating leases with current expirations ranging from 2019 to 2055, with options to extend or terminate the lease or purchase the property exercisable at the option of our tenants. Revenues from such leases are reported as Rental income, net and are comprised of (i) lease components, which includes fixed and variable lease payments and (ii) non-lease components which includes reimbursements of property level operating expenses. The Company adopted the practical expedient offered in ASU No. 2018-11 which allows lessors to not separate non-lease components from the related lease components, as the timing and pattern of transfer are the same, and account for the combined component in accordance with ASC 842.

Fixed lease revenues represent the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the non-cancelable term of the lease. Variable lease revenues include payments based on (i) tenant reimbursements, (ii) changes in the index or market-based indices after the inception of the lease, (iii) percentage rents and (iv) the operating performance of the property and are not recognized until the specific events that trigger the variable payments have occurred.

The components of lease revenues for the three months ended March 31, 2019 are as follows (amounts in thousands):

Fixed lease revenues	$17,645
Variable lease revenues	3,256
Lease revenues (a)	$20,901

(a)   Excludes $254 of amortization related to lease intangible assets and liabilities.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2019 (Continued)

Note 2 — Summary Accounting Policies (Continued)

On a quarterly basis, the Company assesses the collectability of substantially all lease payments due under its leases, including unbilled rent receivable balances, by reviewing the tenant’s payment history and financial condition. Changes to such collectability is recognized as a current period adjustment to rental revenue. The Company has assessed the collectability of all lease payments as probable as of March 31, 2019.

In many of the Company’s leases the tenant is obligated to pay directly to the vendor the real estate taxes, insurance, and certain other expenses. These obligations, which have been assumed by the tenants, are not reflected in our consolidated financial statements. To the extent any such tenant defaults on its lease or if it is deemed probable that the tenant will fail to pay for such obligations, a liability for such obligations would be recorded.

As a lessor, the adoption of ASU No. 2016-02, and the related improvements, did not have a material impact on the consolidated financial statements. As a result of the adoption, the Company combined $1,944,000 from its Tenant reimbursements line item into Rental income, net on its consolidated statement of income for the three months ended March 31, 2018.

Minimum Future Rents

As of March 31, 2019, under ASC 842, the minimum future contractual rents to be received over the next five years and thereafter on non-cancellable operating leases are included in the table below (amounts in thousands). The minimum future contractual rents do not include (i) straight-line rent or amortization of intangibles and (ii) variable lease payments as described above.

From April 1 — December 31, 2019	$50,678
For the year ended December 31,
2020	67,572
2021	66,039
2022	57,422
2023	48,624
2024	40,687
Thereafter	169,205
Total	$500,227

As of December 31, 2018, under ASC 840, the minimum future contractual rents to be received over the next five years and thereafter on non-cancellable operating leases were as follows (amounts in thousands):

For the year ended December 31,
2019	$66,959
2020	66,691
2021	65,130
2022	56,444
2023	47,644
Thereafter	208,923
Total	$511,791

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2019 (Continued)

Note 2 — Summary Accounting Policies (Continued)

As Lessee

The Company is a lessee under a ground lease in Greensboro, North Carolina, which is classified as an operating lease.  The lease expires March 3, 2020 and provides for up to five, 5-year renewal options and one seven-month renewal option.  On January 1, 2019, upon adoption of ASC 842, the Company recorded a $4,381,000 liability for the obligation to make payments under the lease and a $4,381,000 asset for the right to use the underlying asset during the lease term which are included in other liabilities and other assets, respectively, on the consolidated balance sheet at March 31, 2019. Lease payments associated with renewal option periods that the Company determined were reasonably certain to be exercised are included in the measurement of the lease liability and right of use asset. The Company applied a discount rate of 4.75%, based on its incremental borrowing rate given the term of the lease, as the rate implicit in the lease is not known.  As of March 31, 2019, the remaining lease term is 10.9 years. During the three months ended March 31, 2019, the Company recognized $131,000 of lease expense related to this ground lease which is included in Real estate expenses on the consolidated statement of income.

Minimum Future Lease Payments

As of March 31, 2019, under ASC 842, the minimum future lease payments related to this operating ground lease are as follows (amounts in thousands):

From April 1 — December 31, 2019	$317
For the year ended December 31,
2020	464
2021	464
2022	464
2023	464
2024	512
Thereafter	3,086
Total undiscounted cash flows	$5,771
Present value discount	(1,441)
Lease liability	$4,330

As of December 31, 2018, under ASC 840, the minimum future lease payments related to this operating ground lease were $371,000 through July 2019 and $464,000 through March 3, 2020.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2019 (Continued)

Note 3 — Earnings Per Common Share

Basic earnings per share was determined by dividing net income allocable to common stockholders for each period by the weighted average number of shares of common stock outstanding during the applicable period. Net income is also allocated to the unvested restricted stock outstanding during each period, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. As of March 31, 2019, the shares of common stock underlying the restricted stock units (the “RSUs”) awarded under the 2016 Incentive Plan are excluded from the basic earnings per share calculation, as these units are not participating securities.

Diluted earnings per share reflects the potential dilution that could occur if securities or other rights exercisable for, or convertible into, common stock were exercised or converted or otherwise resulted in the issuance of common stock that shared in the earnings of the Company.

The following table identifies the number of shares of common stock underlying the RSUs that are included in determining the diluted weighted average number of shares of common stock:

		Three Months Ended March 31, 2019 (b)			Three Months Ended March 31, 2018 (c)
Date of Award and Total Number of Underlying Shares (a)		Return on Capital metric	Stockholder Return metric	Total	Return on Capital metric	Stockholder Return metric	Total
September 26, 2017
76,250 shares	(d)	33,611	38,125	71,736	37,612	—	37,612
July 1, 2018
76,250 shares	(e)	31,344	38,125	69,469	n/a	n/a	n/a
		64,955	76,250	141,205	37,612	—	37,612

(a)         The RSUs awarded in 2017 and 2018 vest, subject to satisfaction of the applicable market and/or performance conditions, on June 30, 2020 and 2021, respectively.

(b)         Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is March 31, 2019.

(c)          Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is March 31, 2018.

(d)         None of the remaining 4,514 shares and 38,638 shares are included at March 31, 2019 and 2018, respectively, as the applicable condition had not been met for these shares at the respective measurement dates.

(e)          None of the remaining 6,781 shares are included at March 31, 2019, as the applicable conditions had not been met for these shares at the measurement date.

See Note 11 for information regarding the Company’s equity incentive plans.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2019 (Continued)

Note 3 — Earnings Per Common Share (Continued)

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator for basic and diluted earnings per share:
Net income	$4,011	$6,653
Less net income attributable to non-controlling interests	(40)	(802)
Less earnings allocated to unvested restricted stock (a)	(311)	(293)
Net income available for common stockholders: basic and diluted	$3,660	$5,558

Denominator for basic earnings per share:
Weighted average number of common shares	18,894	18,396
Effect of diluted securities:
RSUs	99	38
Denominator for diluted earnings per share:
Weighted average number of shares	18,993	18,434

Earnings per common share, basic	$.19	$.30
Earnings per common share, diluted	$.19	$.30

(a)         Represents an allocation of distributed earnings to unvested restricted stock that, as participating securities, are entitled to receive dividends.

Note 4 — Sale of Property

On January 30, 2018, the Company sold a property located in Fort Bend, Texas and owned by a consolidated joint venture in which the Company held an 85% interest, for $8,958,000, net of closing costs. The sale resulted in a gain of $2,408,000 which was recorded as Gain on sale of real estate, net, in the consolidated statement of income for the three months ended March 31, 2018. The non-controlling interest’s share of the gain was $776,000.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2019 (Continued)

Note 5 — Variable Interest Entities, Contingent Liabilities and Consolidated Joint Ventures

Variable Interest Entities — Ground Leases

The Company determined that with respect to the properties identified in the table below, it has a variable interest through its ground leases and the two owner/operators (which are affiliated with one another) are VIEs because their equity investment at risk is insufficient to finance its activities without additional subordinated financial support. The Company further determined that it is not the primary beneficiary of these VIEs because the Company has shared power over certain activities that most significantly impact the owner/operator’s economic performance (i.e., shared rights on the sale of the property) and therefore, does not consolidate these VIEs for financial statement purposes. Accordingly, the Company accounts for these investments as land and the revenues from the ground leases as Rental income, net. Such rental income amounted to $486,000 and $1,006,000 for the three months ended March 31, 2019 and 2018, respectively.  Included in the amounts for the three months ended March 31, 2018 is rental income of $325,000 from a previously held VIE property in Lakemoor, Illinois, which the Company sold in September 2018.

The following chart details the VIEs through the Company’s ground leases and the aggregate carrying amount and maximum exposure to loss as of March 31, 2019 (dollars in thousands):

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

Pursuant to the terms of the ground lease for the Wheaton, Illinois property, the owner/operator is obligated to make certain unit renovations as and when units become vacant. Cash reserves to cover such renovation work, received by the Company in conjunction with the purchase of the property, are disbursed when the unit renovations are completed. The related cash reserve balance for this property was $337,000 and $356,000 at March 31, 2019 and December 31, 2018, respectively, and is classified as Restricted cash on the consolidated

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2019 (Continued)

Note 5 — Variable Interest Entities, Contingent Liabilities and Consolidated Joint Ventures (Continued)

balance sheets. The Restricted cash balance at December 31, 2018 also included, pursuant to a lease amendment, an escrow deposit of $750,000 from the owner/operator of the Beachwood, Ohio property and was paid in January 2019.

Variable Interest Entity — Consolidated Joint Ventures

The Company has determined that the five consolidated joint ventures in which it holds between a 90% to 95% interest are VIEs because the non-controlling interests do not hold substantive kick-out or participating rights. The Company has determined it is the primary beneficiary of these VIEs as it has the power to direct the activities that most significantly impact each joint venture’s performance including management, approval of expenditures, and the obligation to absorb the losses or rights to receive benefits.  Accordingly, the Company consolidates the operations of these VIEs for financial statement purposes.  The VIEs’ creditors do not have recourse to the assets of the Company other than those held by these joint ventures.

The following is a summary of the consolidated VIEs’ carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	March 31, 2019	December 31, 2018
Land	$14,722	$14,722
Buildings and improvements, net of accumulated depreciation of $4,371 and $4,119, respectively	27,399	27,642
Cash	1,136	1,020
Unbilled rent receivable	1,232	1,211
Unamortized intangible lease assets, net	850	890
Escrow, deposits and other assets and receivables	879	810
Mortgages payable, net of unamortized deferred financing costs of $375 and $391, respectively	26,555	26,850
Accrued expenses and other liabilities	688	761
Unamortized intangible lease liabilities, net	1,617	1,694
Accumulated other comprehensive income	15	31
Non-controlling interests in consolidated joint ventures	1,479	1,449

At March 31, 2019 and December 31, 2018, MCB Real Estate, LLC and its affiliates (‘‘MCB’’) are the Company’s joint venture partner in four consolidated joint ventures in which the Company has aggregate equity investments of approximately $10,153,000 and $9,891,000, respectively.

Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and may not be pro rata to the equity interest each partner has in the applicable venture.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2019 (Continued)

Note 6 — Investment in Unconsolidated Joint Ventures

The Company participates in four unconsolidated joint ventures, each of which owns and operates one property.  At March 31, 2019 and December 31, 2018, the Company’s equity investment in these ventures totaled $10,731,000 and $10,857,000, respectively.  The Company recorded equity in loss of $116,000 and equity in earnings of $195,000 for the three months ended March 31, 2019 and 2018, respectively.

At March 31, 2019 and December 31, 2018, MCB and the Company are partners in an unconsolidated joint venture in which the Company’s equity investment is approximately $8,931,000 and $9,087,000, respectively.

Note 7 — Debt Obligations

Mortgages Payable

The following table details the Mortgages payable, net, balances per the consolidated balance sheets (amounts in thousands):

	March 31, 2019	December 31, 2018
Mortgages payable, gross	$443,506	$423,096
Unamortized deferred financing costs	(4,529)	(4,298)
Mortgages payable, net	$438,977	$418,798

Line of Credit

The Company has a credit facility with Manufacturers & Traders Trust Company, People’s United Bank, VNB New York, LLC, and Bank Leumi USA, pursuant to which the Company may borrow up to $100,000,000, subject to borrowing base requirements.  The facility, which matures December 31, 2019, provides that the Company pay an interest rate equal to the one month LIBOR rate plus an applicable margin ranging from 175 basis points to 300 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility.  At March 31, 2019 and 2018, the applicable margin was 200 and 175 basis points, respectively.  An unused facility fee of .25% per annum applies to the facility.  The average interest rate on the facility was approximately 4.23% and 3.35% for the three months ended March 31, 2019 and 2018, respectively.  The Company was in compliance with all covenants at March 31, 2019.

The following table details the Line of credit, net, balances per the consolidated balance sheets (amounts in thousands):

	March 31, 2019	December 31, 2018
Line of credit, gross	$6,000	$30,000
Unamortized deferred financing costs	(234)	(312)
Line of credit, net	$5,766	$29,688

At May 2, 2019, there was an outstanding balance of $9,000,000 (before unamortized deferred financing costs) under the facility.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2019 (Continued)

Note 8 — Related Party Transactions

Compensation and Services Agreement

Pursuant to the compensation and services agreement with Majestic Property Management Corp. (“Majestic”), Majestic provides the Company with the services of executive, administrative, legal, accounting, clerical and property management personnel, as well as property acquisition, sale and lease consulting and brokerage services, consulting services with respect to mortgage financings and construction supervisory services (collectively, the “Services”). Majestic is wholly-owned by the Company’s vice-chairman and certain of the Company’s executive officers are officers of, and are compensated by, Majestic. The amount the Company pays Majestic for the Services is approved each year by the Compensation and/or Audit Committees of the Company’s Board of Directors, and the independent directors.

In consideration for the Services, the Company paid Majestic $704,000 and $678,000 for the three months ended March 31, 2019 and 2018, respectively.  Included in these fees are $324,000 and $299,000 of property management costs for the three months ended March 31, 2019 and 2018, respectively.  The amounts paid pursuant to the property management portion of the compensation and services agreement is paid based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively. The Company does not pay Majestic with respect to properties managed by third parties. Majestic credits against the amounts due to it under the compensation and services agreement any management or other net payments received by it from any joint venture in which the Company is a joint venture partner. The Company also paid Majestic, pursuant to the compensation and services agreement, $54,000 in each of the three months ended March 31, 2019 and 2018 for the Company’s share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies. The Company does not pay Majestic for any services except as described in this paragraph.

Executive officers and others providing services to the Company under the compensation and services agreement were awarded shares of restricted stock and RSUs under the Company’s stock incentive plans (described in Note 11). The related expense charged to the Company’s operations was $470,000 and $417,000 for the three months ended March 31, 2019 and 2018, respectively.

The amounts  paid under the compensation and services agreement (except for the property management costs which are included in Real estate expenses) and the costs of the stock incentive plans are included in General and administrative expense on the consolidated statements of income for the three months ended March 31, 2019 and 2018.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2019 (Continued)

Note 8 — Related Party Transactions (Continued)

Joint Venture Partners and Affiliates

The Company paid an aggregate of $21,000 and $43,000 for the three months ended March 31, 2019 and 2018, respectively, to its consolidated joint venture partners or their affiliates (none of whom are officers, directors or employees of the Company) for property management services, which are included in Real estate expenses on the consolidated statements of income.

The unconsolidated joint ventures in which the Company is a joint venture partner paid the other venture partner $26,000 and $51,000 for property management services for the three months ended March 31, 2019 and 2018, respectively, which reduced Equity in earnings by $13,000 and $25,000 for the three months ended March 31, 2019 and 2018, respectively.

Other

During the three months ended March 31, 2019 and 2018, the Company paid quarterly fees of $72,400 and $69,000, respectively, to the Company’s chairman and $28,900 and $27,500, respectively, to the Company’s vice-chairman. These fees are included in General and administrative expenses on the consolidated statements of income.

The Company obtains its property insurance in conjunction with Gould Investors L.P. (“Gould Investors”), a related party, and reimburses Gould Investors annually for the Company’s insurance cost relating to its properties.  Included in Real estate expenses on the consolidated statements of income is insurance expense of $225,000 and $201,000 for the three months ended March 31, 2019 and 2018, respectively, of amounts reimbursed to Gould Investors in prior periods.

Note 9 — Common Stock Cash Dividend

On March 11, 2019, the Board of Directors declared a quarterly cash dividend of $.45 per share on the Company’s common stock, totaling approximately $8,832,000. The quarterly dividend was paid on April 5, 2019 to stockholders of record on March 26, 2019.

Note 10 — Shares Issued through Equity Offering Program

During the three months ended March 31, 2019, the Company sold 37,000 shares for proceeds of $1,084,000, net of commissions of $11,000, and incurred offering costs of $45,000 for professional fees.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2019 (Continued)

Note 11 — Stock Based Compensation

The Company’s 2016 Incentive Plan (‘‘Plan’’), approved by the Company’s stockholders in June 2016, permits the Company to grant, among other things, stock options, restricted stock,  RSUs, performance share awards and dividend equivalent rights and any one or more of the foregoing to its employees, officers, directors and consultants. A maximum of 750,000 shares of the Company’s common stock is authorized for issuance pursuant to this Plan.  As of March 31, 2019, (i) restricted stock awards with respect to 434,900 shares had been issued, of which 300 shares were forfeited and 3,000 shares had vested, and (ii) as further described below, RSUs with respect to 152,500 shares had been issued and are outstanding.

Under the Company’s 2012 Incentive Plan, as of March 31, 2019, 500,700 shares had been issued, of which 3,550 shares were forfeited and 239,600 shares had vested. No additional awards may be granted under this plan.

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

In each of 2017 and 2018, the Company granted RSUs exchangeable for up to 76,250 shares of common stock upon satisfaction, through June 30, 2020 and June 30, 2021, respectively, of specified conditions.  Specifically, up to 50% of these RSUs vest upon achievement of metrics related to average annual total stockholder return (the “TSR Awards”), which metrics meet the definition of a market condition, and up to 50% vest upon achievement of metrics related to average annual return on capital (the “ROC Awards”), which metrics meet the definition of a performance condition.  The holders of the RSUs are not entitled to dividends or to vote the underlying shares until such RSUs vest and shares are issued.  Accordingly, the shares underlying these RSUs are not included in the shares shown as outstanding on the balance sheet. For the TSR awards, a third party appraiser prepared a Monte Carlo simulation pricing model to determine the fair value, which is recognized ratably over the service period. For the ROC Awards, the fair value is based on the market value on the date of grant and the performance assumptions are re-evaluated quarterly. Expense is not recognized on the RSUs which the Company does not expect to vest as a result of the Company’s performance expectations.

As of March 31, 2019, based on performance and market assumptions, the fair value of the RSUs granted in 2017 and 2018 is $864,000 and $858,000, respectively. Recognition of such deferred compensation expense will be charged to General and administrative expense over the respective three year performance cycle.  None of these RSUs were forfeited or vested during the three months ended March 31, 2019.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2019 (Continued)

Note 11 — Stock Based Compensation (Continued)

The following is a summary of the activity of the equity incentive plans:

	Three Months Ended March 31,
	2019	2018
Restricted stock grants:
Number of shares	150,050	144,750
Average per share grant price	$25.70	$25.31
Deferred compensation to be recognized over vesting period	$3,856,000	$3,664,000

Number of non-vested shares:
Non-vested beginning of period	651,250	612,900
Grants	150,050	144,750
Vested during period	(112,150)	(106,000)
Forfeitures	—	—
Non-vested end of period	689,150	651,650

RSU grants:
Number of underlying shares	—	—
Average per share grant price	—	—
Deferred compensation to be recognized over vesting period	—	—

Number of non-vested shares:
Non-vested beginning of period	152,500	76,250
Grants	—	—
Vested during period	—	—
Forfeitures	—	—
Non-vested end of period	152,500	76,250

Restricted stock and RSU grants:
Weighted average per share value of non-vested shares (based on grant price)	$24.60	$23.56
Value of stock vested during the period (based on grant price)	$2,304,000	$2,289,000
Weighted average per share value of shares forfeited during the period (based on grant price)	$—	$—

The total charge to operations:
Outstanding restricted stock grants	$843,000	$735,000
Outstanding RSUs	111,000	91,000
Total charge to operations	$954,000	$826,000

As of March 31, 2019, total compensation costs of $9,828,000 and $1,035,000 related to non-vested restricted stock awards and RSUs, respectively, have not yet been recognized.  These compensation costs will be charged to General and administrative expense over the remaining respective vesting periods. The weighted average remaining vesting period is 2.9 years for the restricted stock and 1.8 years for the RSUs.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2019 (Continued)

Note 12 — Fair Value Measurements

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

At March 31, 2019, the $446,598,000 estimated fair value of the Company’s mortgages payable is more than their $443,506,000 carrying value (before unamortized deferred financing costs) by approximately $3,092,000 assuming a blended market interest rate of 4.21% based on the 8.5 year weighted average remaining term to maturity of the mortgages.  At December 31, 2018, the $420,396,000 estimated fair value of the Company’s mortgages payable is less than their $423,096,000 carrying value (before unamortized deferred financing costs) by approximately $2,700,000 assuming a blended market interest rate of 4.41% based on the 8.7 year weighted average remaining term to maturity of the mortgages.

At March 31, 2019 and December 31, 2018, the carrying amount of the Company’s line of credit (before unamortized deferred financing costs) of $6,000,000 and $30,000,000, respectively, approximates its fair value.

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

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2019 (Continued)

Note 12 — Fair Value Measurements (Continued)

Fair Value on a Recurring Basis

The fair value of the Company’s derivative financial instruments, using Level 2 inputs, was determined to be the following (amounts in thousands):

	As of	Carrying and Fair Value
Financial assets:
Interest rate swaps	March 31, 2019 December 31, 2018	$1,305 2,399
Financial liabilities:
Interest rate swaps	March 31, 2019 December 31, 2018	$988 505

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty. As of March 31, 2019, the Company has assessed and determined the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company determined its derivative valuation is classified in Level 2 of the fair value hierarchy.

As of March 31, 2019, the Company had entered into 27 interest rate derivatives, all of which were interest rate swaps, related to 27 outstanding mortgage loans with an aggregate $116,377,000 notional amount and mature between 2019 and 2028 (weighted average remaining term to maturity of 5.6 years).  Such interest rate swaps, all of which were designated as cash flow hedges, converted LIBOR based variable rate mortgages to fixed annual rate mortgages (with interest rates ranging from 3.02% to 5.38% and a weighted average interest rate of 4.13% at March 31, 2019).  The fair values of the Company’s derivatives in asset and liability positions are reflected as other assets or other liabilities on the consolidated balance sheets.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2019 (Continued)

Note 12 — Fair Value Measurements (Continued)

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2019	2018
One Liberty Properties, Inc. and Consolidated subsidiaries
Amount of (loss) gain recognized on derivatives in Other comprehensive income	$(1,485)	$2,500
Amount of reclassification from Accumulated other comprehensive income into Interest expense	92	(196)

Unconsolidated Joint Ventures (Company’s share)
Amount of gain recognized on derivatives in Other comprehensive income	n/a	$46
Amount of reclassification from Accumulated other comprehensive income into Equity in earnings of unconsolidated joint ventures	n/a	(8)

No amounts were reclassified from Accumulated other comprehensive income into Interest Expense or Equity in earnings as a result of forecasted transactions being no longer probable of occurring for the three months ended March 31, 2019 and 2018.  No gain or loss was recognized with respect to amounts excluded from effectiveness testing on the Company’s cash flow hedges for the three months ended March 31, 2019 and 2018.

During the twelve months ending March 31, 2019, the Company estimates an additional $224,000 will be reclassified from other Accumulated other comprehensive income as a decrease to Interest expense.

The derivative agreements in effect at March 31, 2019 provide that if the wholly-owned subsidiary of the Company which is a party to the agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, then the Company could be held liable for such swap breakage losses.

As of March 31, 2019 and December 31, 2018, the fair value of the derivatives in a liability position, including accrued interest of $6,000 and $8,000, respectively, but excluding any adjustments for non-performance risk, was approximately $1,061,000 and $554,000, respectively.  In the event the Company had breaches of any of the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $1,061,000 and $554,000 as of March 31, 2019 and December 31, 2018, respectively.  This termination liability value, net of adjustments for non-performance risk of $67,000 and $41,000, is included in Accrued expenses and other liabilities on the consolidated balance sheet at March 31, 2019 and December 31, 2018, respectively.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2019 (Continued)

Note 13 — Commitments

As of March 31, 2019, the remaining amount the Company is contractually required to expend for building expansion and improvements at its property tenanted by L-3 Technologies, located in Hauppauge, New York, is approximately $791,000 and is included in Accrued expenses and other liabilities on the consolidated balance sheet as at March 31, 2019.

The Company is required to reimburse a tenant at its Athens, Georgia property for up to $675,000 for its out-of-pocket expenses related to general building improvements once such tenant opens for business and other conditions are met. Any such reimbursements will be capitalized when incurred.

Note 14 — New Accounting Pronouncements

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

Note 15 — Subsequent Events

Subsequent events have been evaluated and except as disclosed herein, there were no other events relative to the consolidated financial statements that require additional disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “could,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions or variations thereof.  Forward-looking statements should not be relied on since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements.  Investors are encouraged to review the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2018 under the caption “Item 1A. Risk Factors” for a discussion of certain factors which may cause actual results to differ materially from current expectations and are cautioned not to place undue reliance on any forward-looking statements.

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

We acquire, own and manage a geographically diversified portfolio consisting primarily of industrial, retail (including furniture stores and supermarkets), restaurant, health and fitness and theater properties, many of which are subject to long-term net leases.  As of March 31, 2019, we own 123 properties (including five properties owned by consolidated joint ventures and four properties owned by unconsolidated joint ventures) located in 30 states.  Based on square footage, our occupancy rate at March 31, 2019 is approximately 97.9%.

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

We are sensitive to the risks facing the retail industry as a result of the growth of e-commerce. We are addressing our exposure to the retail industry by emphasizing the acquisition of industrial properties and by being especially selective in acquiring retail properties.  Approximately 46.0% of our contractual rental income (as described below) is derived from industrial properties and 36.7%, 4.9%, 4.4%, 3.2%, 3.0% and 1.8% from retail, restaurant, health and fitness, theaters, residential ground leases and other properties, respectively.

Our 2019 contractual rental income is approximately $70.1 million and represents, after giving effect to any abatements, concessions or adjustments, the base rent payable to us during the twelve months ending March 31, 2020 under leases in effect at March 31, 2019. Contractual rental income includes approximately $522,000 relating to our Kmart, Clemmons, North Carolina property.  Contractual rental income excludes: (i) approximately $929,000 of straight-line rent and $962,000 of amortization of intangibles; and (ii) our share of the rental income payable to our unconsolidated joint ventures, which is approximately $1.5 million.

The following table sets forth scheduled expirations of leases for our properties as of March 31, 2019 for the periods indicated below:

Lease Expiration (1) 12 Months Ending March 31,	Number of Expiring Leases	Approximate Square Footage Subject to Expiring Leases (2)	Contractual Rental Income Under Expiring Leases	Percentage of Contractual Rental Income Represented by Expiring Leases
2020	3	72,158	$799,570	1.1
2021	17	289,205	2,406,404	3.4
2022	17	966,111	6,345,791	9.1
2023	19	1,484,328	10,240,946	14.6
2024	22	1,442,618	9,370,107	13.4
2025	11	459,644	4,374,729	6.2
2026	14	471,915	5,990,704	8.5
2027	9	428,481	2,855,265	4.1
2028	10	1,244,209	6,840,788	9.8
2029	6	156,355	2,202,552	3.1
2030 and thereafter	26	2,807,885	18,642,760	26.7
	154	9,822,909	$70,069,616	100.0

(1)         Lease expirations assume tenants do not exercise existing renewal or termination options.

(2)         Excludes an aggregate of 212,450 square feet of vacant space.

Challenges and Uncertainties Facing Certain Tenants and Properties

We describe below certain risks and uncertainties associated with tenants and properties that are experiencing financial or other challenges.

Our assisted living facility tenant in Round Rock, Texas, filed for bankruptcy protection in December 2018 and subsequently rejected the lease.  At March 31, 2019, the net book value and mortgage debt associated with this property was $16.0 million and $13.4 million, respectively. We estimate that the carrying costs (including mortgage interest expense, but excluding monthly payments of mortgage principal of approximately $33,000 and legal fees which are approximately $119,000 since December 2018) for this property during the nine months ending December 31, 2019 may exceed $1.0 million. We did not receive rent for November and December 2018, and March 2019 (i.e., an aggregate of $518,000), and do not anticipate receiving any rent payments from this tenant in the future. We received several offers to buy the property from Licensed Operators (as defined below). In the event we are unable to sell the property, we will attempt to lease the property to a replacement tenant licensed to manage this type of facility (a “Licensed Operator”). Our ability to sell or re-lease this property is constrained by the competing facilities in such locale and state regulatory requirements mandating that assisted living facilities be operated by a Licensed Operator. We cannot provide any assurance that we will be able to sell or re-lease the property on terms favorable to us.

A multi-family complex, which we refer to as The Vue, ground leases from us the underlying land located in Beachwood, Ohio.  As a result of a reduction in the occupancy rate at the complex, we and the owner/operator of The Vue, reduced the annual base rent payable to us in 2019 to $783,000 from the base rent of $1.6 million in 2018.  At March 31, 2019, (i) the occupancy rate (based on the number of occupied units) at The Vue was 70.7% (compared to 72.1% at December 31, 2018), (ii) there are no unbilled rent receivables, intangibles or tenant origination costs associated with this property and (ii) the net book value of our land subject to this ground lease is $13.9 million and is subordinate to $67.4 million of mortgage debt incurred by the owner/operator. Unlike most of our tenancies, the owner/operator is responsible for the property’s current monthly mortgage interest payments of $228,000 — the interest only period with respect to such mortgage expires August 2020. See “ - Off Balance Sheet Arrangements” and Note 5 to our consolidated financial statements.

In October 2018, Kmart Corp. filed for Chapter 11 bankruptcy protection.  At March 31, 2019, the net book value, intangible lease liability and mortgage debt associated with our Kmart property located in Clemmons, North Carolina was $5.1 million, $964,000 and $1.8 million, respectively.  There are no tenant origination costs or unbilled rent receivables associated with this property. The base rent payable for the nine months ending December 31, 2019 is $391,000. As of May 2019, the lease was assigned to, and assumed by, an affiliate of ESL Investments, Inc.  Though rent has been paid through May 2019, no assurance can be given that it will continue to do so. We estimate that the carrying costs (including mortgage interest expense) associated with this property for the nine months ending December 31, 2019 are approximately $208,000.

A retail property located in Crystal Lake, Illinois has been vacant for the past two years. At March 31, 2019, the net book value of, and mortgage debt on, the property was $2.0 million and $1.6 million, respectively.  We estimate that the carrying costs (including mortgage interest expense) with respect to this property for the nine months ending December 31, 2019 will be approximately $178,000.

We are pursuing a re-development of a community shopping center located in Manahawkin, New Jersey (the “Manahawkin Property”), which is owned by an unconsolidated joint venture in which we have a 50% equity interest.  At December 31, 2018 and March 31, 2019, the occupancy rate (based on square footage) was approximately 52.4% and 51.8%, respectively.  As a result of, among other things, vacancies at the property (including vacancies resulting from the re-development process), we estimate that our share of the base rent payable to be generated at this property will be approximately $973,000 in the nine months ending December 31, 2019.   Our share of the base rent in the corresponding period of the prior year was $1.1 million.  We believe that during the re-development period, cash flow from the operations at this property will cover a significant portion of the property’s carrying costs and debt service obligations and that any shortfall will be covered by the cash available to the joint venture and capital contributions to the venture by us and our joint venture partner. See “ - Liquidity and Capital Resources.”

We may be adversely affected if, among other things, (i) any of these tenants reduce, defer, or do not pay the rent payments due us or do not pay the operating expenses of the property for which they are responsible, (ii) if the owner/operator of the The Vue fails to pay required mortgage payments when due, (iii) we sell our interest in any of these properties when they are in distress, (iv) our interests in these properties are foreclosed upon, or (v) we are required to take write-offs (other than those already taken with respect to the assisted living facility) or impairment charges with respect to these properties.

Results of Operations

Rental income, net

The following table compares Rental income, net, for the periods indicated:

	Three Months Ended March 31,		Increase	%
(Dollars in thousands)	2019	2018	(Decrease)	Change
Rental income, net	$21,155	$19,534	$1,621	8.3

Rental income, net.  Approximately (i) $1.2 million of the increase is due to the net impact of acquisitions and dispositions in 2018 (i.e., $1.9 million generated by eight properties acquired in 2018 offset by a $743,000 decrease from three properties sold during 2018) and (ii) $456,000 of the increase is due to the net increase of such income at same store properties (i.e., properties owned for the entirety of the periods being presented).  Same store properties increased due primarily to a net increase of (i) $303,000 of variable lease payments (i.e., $509,000 of tenant reimbursements of operating expenses and real estate taxes, offset by a $220,000 rent reduction at The Vue) and (ii) $130,000 of fixed lease payments (i.e., an increase of $321,000 due to the expansion of our Hauppauge, New York property offset by a $196,000 decrease representing the uncollected rent for March 2019 at our Round Rock, Texas property).

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Three Months Ended March 31,		Increase	%
(Dollars in thousands)	2019	2018	(Decrease)	Change
Operating expenses:
Depreciation and amortization	$5,347	$5,182	$165	3.2
General and administrative	3,171	2,959	212	7.2
Real estate expenses	3,341	2,744	597	21.8
State taxes	79	73	6	8.2
Total operating expenses	$11,938	$10,958	$980	8.9

Depreciation and amortization.  The increase is due primarily to the inclusion of $595,000 of such expense from the eight properties acquired in 2018.  The increase was offset by (i) the inclusion, in the first quarter of 2018, of $199,000 of tenant origination costs at several properties that, prior to 2019, were fully amortized in connection with lease expirations or, in connection with the Round Rock, Texas property, written off, (ii) a decrease of $124,000 from the properties sold in 2018, and (iii) a decrease of $120,000 from a change in the depreciable life with respect to our Greensboro, North Carolina property.

General and administrative.  Contributing to the increase are a $128,000 increase in non-cash compensation primarily resulting from the restricted stock units awarded in 2019, and increases in miscellaneous expenses, none of which was individually significant.

Real estate expenses. The increase is due to a (i) $309,000 increase from properties acquired in 2018 and (ii) $304,000 increase from several same store properties, including approximately $203,000 related to real estate tax expense.  A substantial portion of real estate expenses are rebilled to tenants and included in Rental income, net, on the consolidated statements of income.

Gain on sale of real estate, net.

The following table compares gain on sale of real estate, net for the periods indicated:

	Three Months Ended March 31,		Increase	%
(Dollars in thousands)	2019	2018	(Decrease)	Change
Gain on sale of real estate, net	$—	$2,408	$(2,408)	(100.0)

The three months ended March 31, 2018 includes a $2.4 million gain realized from the sale of the Fort Bend, Texas property. The non-controlling interest’s share of the gain was $776,000. There were no sales of properties in the three months ended March 31, 2019.

Other Income and Expenses

The following table compares our other income and expenses for the periods indicated:

	Three Months Ended March 31,		Increase	%
(Dollars in thousands)	2019	2018	(Decrease)	Change
Other income and expenses:
Equity in (loss) earnings of unconsolidated joint ventures	$(116)	$195	$(311)	(159.5)
Other income	4	4	—	—
Interest:
Expense	(4,862)	(4,302)	560	13.0
Amortization and write-off of deferred financing costs	(232)	(228)	4	1.8

Equity in (loss) earnings of unconsolidated joint venture. The decrease is due primarily to increased vacancies at the Manahawkin Property and to a lesser extent, the inclusion in the three months ended March 31, 2018 of earnings from a property in Milwaukee, Wisconsin that was sold in July 2018.

Interest expense.  The following table details the components of interest expense for the  periods indicated:

	Three Months Ended March 31,		Increase	%
(Dollars in thousands)	2019	2018	(Decrease)	Change
Interest expense:
Credit line interest	$289	$128	$161	125.8
Mortgage interest	4,573	4,174	399	9.6
Total	$4,862	$4,302	$560	13.0

Credit line interest

The increase in the three months ended March 31, 2019 was due primarily to a $14.7  million increase in the weighted average balance outstanding under our line of credit due to acquisitions completed in late 2018 and, to a lesser extent, an 88 basis point increase (from 3.35% to 4.23%) in the weighted average interest rate due to the increase in the one month LIBOR rate.

Mortgage interest

The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt for the periods indicated:

	Three Months Ended March 31,		Increase	%
(Dollars in thousands)	2019	2018	(Decrease)	Change
Average interest rate on mortgage debt	4.26%	4.23%	0.03%	.7
Average principal amount of mortgage debt	$429,632	$394,363	$35,269	8.9

The increase in mortgage interest expense is due primarily to the increase in the average principal amount of mortgage debt outstanding. The increase in the average balance outstanding is due primarily to the financing (including financings effectuated in connection with acquisitions) or refinancing in 2019 and 2018 of $85.3 million of gross mortgage debt (including $14.7 million of refinanced amounts).

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our revolving credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of our equity securities and property sales.  Our available liquidity at May 2, 2019, was $98.1 million, including $7.1 million of cash and cash equivalents (net of the credit facility’s required $3.0 million deposit maintenance balance) and, subject to borrowing base requirements, up to $91.0 million available under our revolving credit facility.

Liquidity and Financing

We expect to meet our (i) operating cash requirements (including debt service and anticipated dividend payments) principally from cash flow from operations and (ii) capital requirements of $1.5 million for building expansion and improvements with respect to two of our properties (see Note 13 to our consolidated financial statements), from cash flow from operations, our available cash and cash equivalents, proceeds from the sale of our common stock and, to the extent permitted, our credit facility.  We estimate that our share of the capital expenditures required in connection with the re-development of the Manahawkin Property will range from $10.0 million to $15.0 million and anticipate that such expenditures will be funded by the joint venture’s cash and capital contributions to the venture by us and our joint venture partner. We may use our credit facility to fund all or a portion of our share of any such capital contributions.

At March 31, 2019, excluding the mortgage debt of our unconsolidated joint venture, we had 73 outstanding mortgages payable secured by 90 properties, in the aggregate principal amount of $443.5 million (before netting unamortized deferred financing costs).  These mortgages represent first liens on individual real estate investments with an aggregate carrying value of $692.0 million, before accumulated depreciation of $100.8 million.  After giving effect to interest rate swap agreements, the mortgage payments bear interest at fixed rates ranging from 3.02% to 5.88% (a 4.28% weighted average interest rate) and mature between 2019 and 2042 (an 8.5 year weighted average remaining term to maturity).

The following table sets forth, as of March 31, 2019, information with respect to our mortgage debt that is payable from April 1, 2019 through December 31, 2022 (excluding our unconsolidated joint ventures):

(Dollars in thousands)	2019	2020	2021	2022	Total
Amortization payments	$9,737	$14,296	$14,786	$14,856	$53,675
Principal due at maturity	3,485	—	8,463	31,539	43,487
Total	$13,222	$14,296	$23,249	$46,395	$97,162

At March 31, 2019, an unconsolidated joint venture had a first mortgage on its property with an outstanding balance of $23.7 million, bearing an interest rate at 4.0% and maturing in 2025.

We intend to make debt amortization payments from operating cash flow and, though no assurance can be given that we will be successful in this regard, generally intend to refinance, extend or payoff the mortgage loans which mature from 2019 through 2022.  We intend to repay the amounts not refinanced or extended from our existing funds and sources of funds, including our available cash, proceeds from the sale of our common stock and our credit facility (to the extent available).

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

Credit Facility

Subject to borrowing base requirements, we can borrow up to $100.0 million pursuant to our revolving credit facility which is available to us for the acquisition of commercial real estate, repayment of mortgage debt, property improvements and general working capital purposes; provided, that if used for property improvements and working capital purposes, the amount outstanding for such purposes will not exceed the lesser of $15.0 million and 15% of the borrowing base and if used for working capital purposes, will not exceed $10.0 million. The facility matures December 31, 2019 and bears interest equal to the one month LIBOR rate plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 300 basis points if such ratio is greater than 65%. At March 31, 2019 and 2018, the applicable margin was 200 and 175 basis points, respectively. At March 31, 2019 and 2018, the interest rate was 4.24% and 3.49%, respectively.  There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $100.0 million. The credit facility requires the maintenance of $3.0 million in average deposit balances.

The terms of our revolving credit facility include certain restrictions and covenants which limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At March 31, 2019, we were in compliance with the covenants under this facility.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements other than with respect to land parcels owned by us and located in Wheaton, Illinois and Beachwood, Ohio. These parcels are improved by multi-family complexes and we ground leased the parcels to owner/operators of such complexes.  These ground leases generated $486,000 of rental income during the three months ended March 31, 2019. At March 31, 2019, our maximum exposure to loss with respect to these properties is $24.4 million, representing the carrying value of the land; such leasehold positions are subordinate to an aggregate of $106.9 million of mortgage debt incurred by our tenants, the owner/operators of the multi-family complexes. These owner/operators are affiliated with one another. We do not believe this type of off-balance sheet arrangement has been or will be material to our liquidity and capital resource positions. See Note 5 to our consolidated financial statements for additional information regarding these arrangements.

Funds from Operations and Adjusted Funds from Operations

We compute funds from operations, or FFO, in accordance with the ‘‘White Paper on Funds From Operations’’ issued by the National Association of Real Estate Investment Trusts (‘‘NAREIT’’) and NAREIT’s related guidance. FFO is defined in the White Paper as net income (computed in accordance with generally accepting accounting principles), excluding gains (or losses) from sales of property, plus real estate depreciation and amortization (including amortization of deferred leasing costs), plus impairment write-downs of depreciable real estate and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. In computing FFO, we do not add back to net income the amortization of costs in connection with our financing activities or depreciation of non-real estate assets. We compute adjusted funds from operations, or AFFO, by adjusting from FFO for our straight-line rent accruals and amortization of lease intangibles, deducting lease termination fees and gain on extinguishment of debt and adding back amortization of restricted stock and restricted stock unit compensation, amortization of costs in connection with our financing activities (including our share of our unconsolidated joint ventures), amortization of  and debt prepayment costs. Since the NAREIT White Paper does not provide guidelines for computing AFFO, the computation of AFFO may vary from one REIT to another.

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

The table below provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
GAAP net income attributable to One Liberty Properties, Inc.	$3,971	$5,851
Add: depreciation and amortization of properties	5,245	5,098
Add: our share of depreciation and amortization of unconsolidated joint ventures	143	216
Add: amortization of deferred leasing costs	102	84
Deduct: gain on sale of real estate	—	(2,408)
Adjustments for non-controlling interests	(26)	748
NAREIT funds from operations applicable to common stock	9,435	9,589
Deduct: straight-line rent accruals and amortization of lease intangibles	(612)	(527)
(Deduct) add: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	(10)	10
Add: amortization of restricted stock compensation	954	826
Add: amortization and write-off of deferred financing costs	232	228
Add: our share of amortization and write-off of deferred financing costs of unconsolidated joint ventures	4	6
Adjustments for non-controlling interests	8	15
Adjusted funds from operations applicable to common stock	$10,011	$10,147

The table below provides a reconciliation of net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO:

	Three Months Ended March 31,
	2019	2018
GAAP net income per common share attributable to One Liberty Properties, Inc.	$.19	$.30
Add: depreciation and amortization of properties	.27	.28
Add: our share of depreciation and amortization of unconsolidated joint ventures	.01	.01
Add: amortization of deferred leasing costs	.01	—
Deduct: gain on sale of real estate	—	(.13)
Adjustments for non-controlling interests	—	.04
NAREIT funds from operations per share of common stock	.48	.50
Deduct: straight-line rent accruals and amortization of lease intangibles	(.03)	(.02)
(Deduct) add: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—
Add: amortization of restricted stock compensation	.05	.04
Add: amortization and write-off of deferred financing costs	.01	.01
Add: our share of amortization and write-off of deferred financing costs of unconsolidated joint ventures	—	—
Adjustments for non-controlling interests	—	—
Adjusted funds from operations per share of common stock	$.51	$.53

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

We use interest rate swaps to limit interest rate risk on variable rate mortgages. These swaps are used for hedging purposes-not for speculation. We do not enter into interest rate swaps for trading purposes.  At March  31, 2019, our aggregate liability in the event of the early termination of our swaps was $1.1 million.

At March 31, 2019, we had 27 interest rate swap agreements outstanding (including one held by an unconsolidated joint venture). The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of March 31, 2019, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have increased by approximately $5.2 million and the net unrealized gain on derivative instruments would have increased by $5.2 million.  If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have decreased by approximately $5.5 million and the net unrealized gain on derivative instruments would have decreased by $5.5 million. These changes would not have any impact on our net income or cash.

Our mortgage debt, after giving effect to interest rate swap agreements, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.

Our variable rate credit facility is sensitive to interest rate changes.  Based on the outstanding balance under this facility of $6.0 million at March 31, 2019, a 100 basis point increase of the interest rate would increase our related interest costs over the next twelve months by approximately $60,000 and a 100 basis point decrease of the interest rate would decrease our related interest costs over the next twelve months by approximately $60,000.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: May 9, 2019	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: May 9, 2019	/s/ David W. Kalish
David W. Kalish
Senior Vice President and Chief Financial Officer
(principal financial officer)