Form 10-Q
period 2019-06-30
ONE LIBERTY PROPERTIES INC
filed 2019-08-07
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC   20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

As of August 1, 2019, the registrant had 19,883,529 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Real estate investments, at cost
Land	$205,660	$204,162
Buildings and improvements	645,442	624,981
Total real estate investments, at cost	851,102	829,143
Less accumulated depreciation	131,589	123,684
Real estate investments, net	719,513	705,459

Investment in unconsolidated joint ventures	10,724	10,857
Cash and cash equivalents	17,381	15,204
Restricted cash	337	1,106
Unbilled rent receivable	14,394	13,722
Unamortized intangible lease assets, net	26,001	26,541
Escrow, deposits and other assets and receivables	9,312	8,023
Total assets(1)	$797,662	$780,912

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of $4,352 and $4,298 of deferred financing costs, respectively	$434,151	$418,798
Line of credit, net of $156 and $312 of deferred financing costs, respectively	31,994	29,688
Dividends payable	8,923	8,724
Accrued expenses and other liabilities	15,437	11,094
Unamortized intangible lease liabilities, net	12,546	14,013
Total liabilities (1)	503,051	482,317

Commitments and contingencies

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized; 19,139 and 18,736 shares issued and outstanding	19,139	18,736
Paid-in capital	296,840	287,250
Accumulated other comprehensive (loss) income	(2,196)	1,890
Distributions in excess of net income	(20,401)	(10,730)
Total One Liberty Properties, Inc. stockholders’ equity	293,382	297,146
Non-controlling interests in consolidated joint ventures (1)	1,229	1,449
Total equity	294,611	298,595
Total liabilities and equity	$797,662	$780,912

(1)         The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”).  See Note 7.  The consolidated balance sheets include the following amounts related to the Company’s consolidated VIEs: $12,158 and $14,722 of land, $24,602 and $27,642 of building and improvements, net of $3,886 and $4,119 of accumulated depreciation, $3,781 and $3,931 of other assets included in other line items, $24,605 and $26,850 of real estate debt, net, $1,115 and $2,455 of other liabilities included in other line items and $1,229 and $1,449 of non-controlling interests as of June 30, 2019 and December 31, 2018, respectively.

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental income, net	$20,719	$19,752	$41,874	$39,286

Operating expenses:
Depreciation and amortization	5,440	5,250	10,787	10,432
General and administrative (see Note 10 for related party information)	3,005	2,969	6,176	5,928
Real estate expenses (see Note 10 for related party information)	3,511	2,592	6,852	5,336
State taxes	108	154	187	227
Total operating expenses	12,064	10,965	24,002	21,923

Other operating income
Gain on sale of real estate, net	1,099	—	1,099	2,408
Operating income	9,754	8,787	18,971	19,771

Other income and expenses:
Equity in earnings (loss) of unconsolidated joint ventures	34	348	(82)	543
Equity in earnings from sale of unconsolidated joint venture property	—	71	—	71
Other income	6	6	10	10
Interest:
Expense	(4,981)	(4,445)	(9,843)	(8,747)
Amortization and write-off of deferred financing costs	(255)	(221)	(487)	(449)

Net income	4,558	4,546	8,569	11,199

Net income attributable to non-controlling interests	(446)	(29)	(486)	(831)
Net income attributable to One Liberty Properties, Inc.	$4,112	$4,517	$8,083	$10,368

Weighted average number of common shares outstanding:
Basic	19,023	18,519	18,959	18,458
Diluted	19,129	18,593	19,060	18,532

Per common share attributable to common stockholders:
Basic	$.20	$.23	$.39	$.53
Diluted	$.20	$.23	$.39	$.53

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$4,558	$4,546	$8,569	$11,199

Other comprehensive (loss) gain
Net unrealized (loss) gain on derivative instruments	(2,518)	1,104	(4,095)	3,800
Reclassification of One Liberty Properties Inc.’s share of joint venture net realized gain on derivative instrument	—	(110)	—	(110)
One Liberty Properties Inc.’s share of joint venture net unrealized gain on derivative instruments	—	22	—	76
Other comprehensive (loss) gain	(2,518)	1,016	(4,095)	3,766

Comprehensive income	2,040	5,562	4,474	14,965
Net income attributable to non-controlling interests	(446)	(29)	(486)	(831)
Adjustment for derivative instruments attributable to non- controlling interests	4	(2)	9	(8)

Comprehensive income attributable to One Liberty Properties, Inc.	$1,598	$5,531	$3,997	$14,126

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated distributions in excess of net income	Non-Controlling Interests in Consolidated Joint Ventures	Total
Balances, December 31, 2018	$18,736	$287,250	$1,890	$(10,730)	$1,449	$298,595
Distributions — common stock Cash - $.45 per share	—	—	—	(8,832)	—	(8,832)
Restricted stock vesting	112	(112)	—	—	—	—
Shares issued through equity offering program — net	37	1,002	—	—	—	1,039
Shares issued through dividend reinvestment plan	52	1,147	—	—	—	1,199
Distributions to non-controlling interests	—	—	—	—	(5)	(5)
Compensation expense — restricted stock	—	954	—	—	—	954
Net income	—	—	—	3,971	40	4,011
Other comprehensive loss	—	—	(1,572)	—	(5)	(1,577)
Balances, March 31, 2019	18,937	290,241	318	(15,591)	1,479	295,384
Distributions — common stock Cash - $.45 per share	—	—	—	(8,922)	—	(8,922)
Shares issued through equity offering program — net	143	4,132	—	—	—	4,275
Shares issued through dividend reinvestment plan	59	1,529	—	—	—	1,588
Distributions to non-controlling interests	—	—	—	—	(692)	(692)
Compensation expense — restricted stock	—	938	—	—	—	938
Net income	—	—	—	4,112	446	4,558
Other comprehensive loss	—	—	(2,514)	—	(4)	(2,518)
Balances, June 30, 2019	$19,139	$296,840	$(2,196)	$(20,401)	$1,229	$294,611

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited) (Continued)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated (distributions in excess of net income) undistributed net income	Non-Controlling Interests in Consolidated Joint Ventures	Total
Balances, December 31, 2017	$18,261	$275,087	$155	$3,257	$1,742	$298,502
Distributions — common stock
Cash - $.45 per share	—	—	—	(8,581)	—	(8,581)
Restricted stock vesting	106	(106)	—	—	—	—
Shares issued through dividend reinvestment plan	50	1,131	—	—	—	1,181
Distributions to non-controlling interests	—	—	—	—	(1,082)	(1,082)
Compensation expense — restricted stock	—	826	—	—	—	826
Net income	—	—	—	5,851	802	6,653
Other comprehensive income	—	—	2,744	—	6	2,750
Balances, March 31, 2018	18,417	276,938	2,899	527	1,468	300,249
Distributions — common stock
Cash - $.45 per share	—	—	—	(8,652)	—	(8,652)
Shares issued through equity offering program — net	93	2,165	—	—	—	2,258
Shares issued through dividend reinvestment plan	65	1,437	—	—	—	1,502
Distributions to non-controlling interests	—	—	—	—	(77)	(77)
Compensation expense — restricted stock	—	856	—	—	—	856
Net income	—	—	—	4,517	29	4,546
Other comprehensive income	—	—	1,014	—	2	1,016
Balances, June 30, 2018	$18,575	$281,396	$3,913	$(3,608)	$1,422	$301,698

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$8,569	$11,199
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	(1,099)	(2,408)
Increase in unbilled rent receivable	(799)	(537)
Amortization and write-off of intangibles relating to leases, net	(509)	(488)
Amortization of restricted stock expense	1,892	1,682
Equity in loss (earnings) of unconsolidated joint ventures	82	(543)
Equity in earnings from sale of unconsolidated joint venture property	—	(71)
Distributions of earnings from unconsolidated joint ventures	41	88
Depreciation and amortization	10,787	10,432
Amortization and write-off of deferred financing costs	487	449
Payment of leasing commissions	(186)	(95)
Decrease in escrow, deposits, other assets and receivables	683	718
Decrease in accrued expenses and other liabilities	(1,637)	(1,627)
Net cash provided by operating activities	18,311	18,799

Cash flows from investing activities:
Purchase of real estate	(26,978)	(18,452)
Improvements to real estate	(2,335)	(5,991)
Net proceeds from sale of real estate	5,314	8,958
Distributions of capital from unconsolidated joint venture	11	—
Net cash used in investing activities	(23,988)	(15,485)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(6,433)	(5,313)
Repayment of mortgages payable	(1,705)	(9,827)
Proceeds from mortgage financings	23,545	13,550
Proceeds from sale of common stock, net	5,314	2,258
Proceeds from bank line of credit	33,650	25,000
Repayment on bank line of credit	(31,500)	(14,100)
Issuance of shares through dividend reinvestment plan	2,787	2,683
Payment of financing costs	(382)	(262)
Distributions to non-controlling interests	(697)	(1,159)
Cash distributions to common stockholders	(17,555)	(17,074)
Net cash provided by (used in) financing activities	7,024	(4,244)

Net increase (decrease) in cash, cash equivalents and restricted cash	1,347	(930)
Cash, cash equivalents and restricted cash at beginning of year	16,733	14,668
Cash, cash equivalents and restricted cash at end of period	$18,080	$13,738

Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$9,912	$8,721
Supplemental disclosure of non-cash investing activity:
Right of use asset and related lease liability	4,381	—
Purchase accounting allocation — intangible lease assets	1,753	—
Purchase accounting allocation — intangible lease liabilities	(305)	—

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

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (amounts in thousands):

	June 30,
	2019	2018
Cash and cash equivalents	$17,381	$12,925
Restricted cash	337	416
Restricted cash included in escrow, deposits and other assets and receivables	362	397
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$18,080	$13,738

Amounts included in restricted cash represent the cash reserve balance received from an owner/operator at one of the Company’s ground leases (see Note 7).  Restricted cash included in escrow, deposits and other assets and receivables represent amounts related to real estate tax and other reserve escrows required to be held by lenders in accordance with the Company’s mortgage agreements.  The restriction on these escrow reserves will lapse when the related mortgage is repaid.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2019

Note 1 — Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland.  OLP is a self-administered and self-managed real estate investment trust (“REIT”).  OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of industrial, retail, restaurant, health and fitness, and theater properties, many of which are subject to long-term net leases.  As of June 30, 2019, OLP owns 126 properties, including four properties owned by consolidated joint ventures and four properties owned by unconsolidated joint ventures. The 126 properties are located in 31 states.

Note 2 — Summary Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The results of operations for the three and six months ended June 30, 2019 and 2018 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in OLP’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

June 30, 2019 (Continued)

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

The Company periodically reviews its investments in unconsolidated joint ventures for other-than-temporary losses in investment value. Any decline that is not expected to be recovered based on the underlying assets of the investment is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. During the three and six months ended June 30, 2019 and 2018, there were no impairment charges related to the Company’s investments in unconsolidated joint ventures.

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

June 30, 2019 (Continued)

Note 2 — Summary Accounting Policies (Continued)

Reclassifications

Certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current period’s presentation.  Such reclassifications primarily relate to the presentation on the consolidated statement of income for the three and six months ended June 30, 2018 of (i) rental income, net, due to the adoption of a new accounting pronouncement (see Note 3) and (ii) leasehold rent being included as part of Real estate expenses. In addition, the Company changed the presentation of its consolidated statement of changes in equity for the six month periods ended June 30, 2019 and 2018 as the Securities and Exchange Commission extended the annual disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods, which requires both the year-to-date information and subtotals for each interim period, as part of Release Nos. 33-10532, 34-83875 and IC-33203.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2019 (Continued)

Note 3 - Leases

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

Fixed lease revenues represent the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the non-cancelable term of the lease. Variable lease revenues include payments based on (i) tenant reimbursements, (ii) changes in the index or market-based indices after the inception of the lease, (iii) percentage rents or (iv) the operating performance of the property.  Variable lease revenues are not recognized until the specific events that trigger the variable payments have occurred.

The components of lease revenues are as follows (amounts in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019
Fixed lease revenues	$17,435	$35,080
Variable lease revenues	3,029	6,285
Lease revenues (a)	$20,464	$41,365

(a)         Excludes $255 and $509 of amortization related to lease intangible assets and liabilities for the three and six months ended June 30, 2019, respectively.

On a quarterly basis, the Company assesses the collectability of substantially all lease payments due under its leases, including unbilled rent receivable balances, by reviewing the tenant’s payment history and financial condition. Changes to such collectability is recognized as a current period adjustment to rental revenue. The Company has assessed the collectability of all lease payments as probable as of June 30, 2019.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2019 (Continued)

Note 3 — Leases (Continued)

In many of the Company’s leases, the tenant is obligated to pay the real estate taxes, insurance, and certain other expenses directly to the vendor. These obligations, which have been assumed by the tenants, are not reflected in our consolidated financial statements. To the extent any such tenant defaults on its lease or if it is deemed probable that the tenant will fail to pay for such obligations, a liability for such obligations would be recorded.

As a lessor, the adoption of ASU No. 2016-02, and the related accounting guidance, did not have a material impact on the consolidated financial statements. As a result of the adoption, the Company combined $2,034,000 and $3,978,000 from its Tenant reimbursements line item into Rental income, net, on its consolidated statements of income for the three and six months ended June 30, 2018, respectively.

Minimum Future Rents

As of June 30, 2019, under ASC 842, the minimum future contractual rents to be received on non-cancellable operating leases are included in the table below (amounts in thousands). The minimum future contractual rents do not include (i) straight-line rent or amortization of intangibles and (ii) variable lease payments as described above.

From July 1 — December 31, 2019	$34,397
For the year ended December 31,
2020	69,303
2021	67,852
2022	59,260
2023	50,456
2024	41,992
Thereafter	172,261
Total	$495,521

As of December 31, 2018, under ASC 840, the minimum future contractual rents to be received on non-cancellable operating leases were as follows (amounts in thousands):

For the year ended December 31,
2019	$66,959
2020	66,691
2021	65,130
2022	56,444
2023	47,644
Thereafter	208,923
Total	$511,791

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2019 (Continued)

Note 3 — Leases (Continued)

As Lessee

The Company is a lessee under a ground lease in Greensboro, North Carolina, which is classified as an operating lease. The lease expires March 3, 2020 and provides for up to five, 5-year renewal options and one seven-month renewal option. On January 1, 2019, upon adoption of ASC 842, the Company recorded a $4,381,000 liability for the obligation to make payments under the lease and a $4,381,000 asset for the right to use the underlying asset during the lease term which were included in other liabilities and other assets, respectively, on the consolidated balance sheet. Lease payments associated with renewal option periods that the Company determined were reasonably certain to be exercised are included in the measurement of the lease liability and right of use asset. The Company applied a discount rate of 4.75%, based on its incremental borrowing rate given the term of the lease, as the rate implicit in the lease is not known.  As of June 30, 2019, the remaining lease term is 10.7 years. During the three and six months ended June 30, 2019, the Company recognized $131,000 and $262,000, respectively, of lease expense related to this ground lease which is included in Real estate expenses on the consolidated statements of income.

Minimum Future Lease Payments

As of June 30, 2019, under ASC 842, the minimum future lease payments related to this operating ground lease are as follows (amounts in thousands):

From July 1 — December 31, 2019	$224
For the year ended December 31,
2020	464
2021	464
2022	464
2023	464
2024	512
Thereafter	3,086
Total undiscounted cash flows	$5,678
Present value discount	(1,398)
Lease liability	$4,280

As of December 31, 2018, under ASC 840, the minimum future lease payments related to this operating ground lease were $371,000 through July 2019 and $464,000 through March 3, 2020.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2019 (Continued)

Note 4 — Earnings Per Common Share

Basic earnings per share was determined by dividing net income allocable to common stockholders for each period by the weighted average number of shares of common stock outstanding during the applicable period. Net income is also allocated to the unvested restricted stock outstanding during each period, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. As of June 30, 2019, the shares of common stock underlying the restricted stock units (the “RSUs”) awarded under the 2016 Incentive Plan are excluded from the basic earnings per share calculation, as these units are not participating securities.

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

The following table identifies the number of shares of common stock underlying the RSUs that are included in determining the diluted weighted average number of shares of common stock:

		Three and Six Months Ended June 30, 2019 (b)			Three and Six Months Ended June 30, 2018 (c)
Date of Award and Total Number of Underlying Shares (a)		Return on Capital metric	Stockholder Return metric	Total	Return on Capital metric	Stockholder Return metric	Total
September 26, 2017
76,250 shares	(d)	32,824	38,125	70,949	36,120	38,125	74,245
July 1, 2018
76,250 shares	(e)	29,771	38,125	67,896	n/a	n/a	n/a
		62,595	76,250	138,845	36,120	38,125	74,245

(a)         The RSUs awarded in 2017 and 2018 vest, subject to satisfaction of the applicable market and/or performance conditions, on June 30, 2020 and 2021, respectively.

(b)         Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is June 30, 2019.

(c)          Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is June 30, 2018.

(d)         None of the remaining 5,301 shares and 2,005 shares are included at June 30, 2019 and 2018, respectively, as the applicable condition had not been met for these shares at the respective measurement dates.

(e)          None of the remaining 8,354 shares are included at June 30, 2019, as the applicable conditions had not been met for these shares at the measurement date.

See Note 13 for information regarding the Company’s equity incentive plans.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2019 (Continued)

Note 4 — Earnings Per Common Share (Continued)

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator for basic and diluted earnings per share:
Net income	$4,558	$4,546	$8,569	$11,199
Less net income attributable to non-controlling interests	(446)	(29)	(486)	(831)
Less earnings allocated to unvested restricted stock (a)	(310)	(293)	(620)	(586)
Net income available for common stockholders: basic and diluted	$3,802	$4,224	$7,463	$9,782

Denominator for basic earnings per share:
Weighted average number of common shares	19,023	18,519	18,959	18,458
Effect of diluted securities:
RSUs	106	74	101	74
Denominator for diluted earnings per share:
Weighted average number of shares	19,129	18,593	19,060	18,532

Earnings per common share, basic	$.20	$.23	$.39	$.53
Earnings per common share, diluted	$.20	$.23	$.39	$.53

(a)         Represents an allocation of distributed earnings to unvested restricted stock that, as participating securities, are entitled to receive dividends.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2019 (Continued)

Note 5 — Real Estate Acquisitions

The following chart details the Company’s acquisitions of real estate during the six months ended June 30, 2019 (amounts in thousands):

Description of Property	Date Acquired	Contract Purchase Price	Terms of Payment	Capitalized Third Party Real Estate Acquisition Costs
Zwanenberg Food Group/Metro Carpets industrial facility,
Nashville, Tennessee	May 30, 2019	$8,000	All cash (a)	$77
Echo, Inc. industrial facility,
Wauconda, Illinois	May 30, 2019	3,800	All cash	26
Tinicum Mechanical Supply/Philly Motors industrial facility,
Bensalem, Pennsylvania	June 18, 2019	6,200	All cash	168
International Flora Technologies industrial facility,
Chandler, Arizona	June 26, 2019	8,650	All cash	57
Totals		$26,650		$328

(a)         In July 2019, the Company obtained new mortgage debt of $5,200.

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

The following chart details the allocation of the purchase price for the Company’s acquisitions of real estate during the six months ended June 30, 2019 (amounts in thousands):

			Building	Intangible Lease
Description of Property	Land	Building	Improvements	Asset	Liability	Total
Zwanenberg Food Group/Metro Carpets industrial facility,
Nashville, Tennessee	$1,058	$6,280	$70	$750	$(81)	$8,077
Echo, Inc. industrial facility,
Wauconda, Illinois	67	3,283	141	339	(4)	3,826
Tinicum Mechanical Supply/Philly Motors industrial facility,
Bensalem, Pennsylvania	1,602	4,285	37	664	(220)	6,368
International Flora Technologies industrial facility,
Chandler, Arizona	1,334	7,152	221	—	—	8,707
Totals	$4,061	$21,000	$469	$1,753	$(305)	$26,978

On July 24, 2019, the Company purchased an industrial property in LaGrange, Georgia for $5,200,000.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2019 (Continued)

Note 6 — Sale of Properties

On June 20, 2019, the Company sold a property located in Clemmons, North Carolina and owned by a consolidated joint venture in which the Company held a 90% interest, for $5,314,000, net of closing costs, and paid off the $1,705,000 mortgage. This property accounted for less than 1% of the Company’s rental income, net, during each of the three and six months ended June 30, 2019 and 2018. The sale resulted in a gain of $1,099,000 which was recorded as Gain on sale of real estate, net, in the consolidated statements of income for the three and six months ended June 30, 2019. The non-controlling interest’s share of the gain was $422,000.

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

Note 7 — Variable Interest Entities, Contingent Liabilities and Consolidated Joint Ventures

Variable Interest Entities — Ground Leases

The Company determined that with respect to the properties identified in the table below, it has a variable interest through its ground leases and the two owner/operators (which are affiliated with one another) are VIEs because their equity investment at risk is insufficient to finance their activities without additional subordinated financial support. The Company further determined that it is not the primary beneficiary of these VIEs because the Company has shared power over certain activities that most significantly impact the owner/operator’s economic performance (i.e., shared rights on the sale of the property) and therefore, does not consolidate these VIEs for financial statement purposes. Accordingly, the Company accounts for these investments as land and the revenues from the ground leases as Rental income, net. Such rental income amounted to $486,000 and $971,000 for the three and six months ended June 30, 2019, respectively, and $941,000 and $1,947,000 for the three and six months ended June 30, 2018, respectively.  Included in the amounts for the three and six months ended June 30, 2018 is rental income of $260,000 and $585,000, respectively, from a previously held VIE property in Lakemoor, Illinois, which the Company sold in September 2018.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2019 (Continued)

Note 7 — Variable Interest Entities, Contingent Liabilities and Consolidated Joint Ventures (Continued)

The following chart details the VIEs through the Company’s ground leases and the aggregate carrying amount and maximum exposure to loss as of June 30, 2019 (dollars in thousands):

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

Pursuant to the terms of the ground lease for the Wheaton, Illinois property, the owner/operator is obligated to make certain unit renovations as and when units become vacant. Cash reserves to cover such renovation work, received by the Company in conjunction with the purchase of the property, are disbursed when the unit renovations are completed. The related cash reserve balance for this property was $337,000 and $356,000 at June 30, 2019 and December 31, 2018, respectively, and is classified as Restricted cash on the consolidated balance sheets. The Restricted cash balance at December 31, 2018 also included, pursuant to a lease amendment, an escrow deposit of $750,000 from the owner/operator of the Beachwood, Ohio property and was paid in January 2019.

Variable Interest Entity — Consolidated Joint Ventures

The Company has determined that the four consolidated joint ventures in which it holds between a 90% to 95% interest are VIEs because the non-controlling interests do not hold substantive kick-out or participating rights. The Company has determined it is the primary beneficiary of these VIEs as it has the power to direct the activities that most significantly impact each joint venture’s performance including management, approval of expenditures, and the obligation to absorb the losses or rights to receive benefits.  Accordingly, the Company consolidates the operations of these VIEs for financial statement purposes. The VIEs’ creditors do not have recourse to the assets of the Company other than those held by these joint ventures.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2019 (Continued)

Note 7 — Variable Interest Entities, Contingent Liabilities and Consolidated Joint Ventures (Continued)

The following is a summary of the consolidated VIEs’ carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	June 30, 2019	December 31, 2018 (a)
Land	$12,158	$14,722
Buildings and improvements, net of accumulated depreciation of $3,886 and $4,119, respectively	24,602	27,642
Cash	1,177	1,020
Unbilled rent receivable	1,248	1,211
Unamortized intangible lease assets, net	810	890
Escrow, deposits and other assets and receivables	546	810
Mortgages payable, net of unamortized deferred financing costs of $344 and $391, respectively	24,605	26,850
Accrued expenses and other liabilities	485	761
Unamortized intangible lease liabilities, net	630	1,694
Accumulated other comprehensive (loss) income	(66)	31
Non-controlling interests in consolidated joint ventures	1,229	1,449

(a)         Includes a consolidated joint venture, in which the Company held a 90% interest located in Clemmons, North Carolina which was sold in June 2019 (see Note 6).

MCB Real Estate, LLC and its affiliates (‘‘MCB’’) are the Company’s joint venture partner in three and four consolidated joint ventures at June 30, 2019 and December 31, 2018, respectively, in which the Company has aggregate equity investments of approximately $7,833,000 and $9,891,000, respectively.

Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and may not be pro rata to the equity interest each partner has in the applicable venture.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2019 (Continued)

Note 8 — Investment in Unconsolidated Joint Ventures

The Company participates in four unconsolidated joint ventures, each of which owns and operates one property.  At June 30, 2019 and December 31, 2018, the Company’s equity investment in these ventures totaled $10,724,000 and $10,857,000, respectively.  The Company recorded equity in earnings of $34,000 and equity in loss of $82,000 for the three and six months ended June 30, 2019, respectively, and, in addition to the equity in earnings from the sale of property of $71,000 in 2018, equity in earnings of $348,000 and $543,000 for the three and six months ended June 30, 2018, respectively.  Included in equity in earnings from unconsolidated joint ventures for the three and six months ended June 30, 2018 is $110,000 related to the discontinuance of hedge accounting on a mortgage swap related to an unconsolidated joint venture property, located in Milwaukee, Wisconsin, that was sold in July 2018 (see Note 14).

At June 30, 2019 and December 31, 2018, MCB and the Company are partners in an unconsolidated joint venture in which the Company’s equity investment is approximately $8,893,000 and $9,087,000, respectively.

Note 9 — Debt Obligations

Mortgages Payable

The following table details the Mortgages payable, net, balances per the consolidated balance sheets (amounts in thousands):

	June 30, 2019	December 31, 2018
Mortgages payable, gross	$438,503	$423,096
Unamortized deferred financing costs	(4,352)	(4,298)
Mortgages payable, net	$434,151	$418,798

Line of Credit

On July 1, 2019, the Company amended its credit facility with Manufacturers & Traders Trust Company, People’s United Bank, VNB New York, LLC, and Bank Leumi USA, which among other things, extended the facility’s maturity to December 31, 2022 from December 31, 2019. In connection with the amendment, the Company incurred a $550,000 commitment fee which will be amortized over the remaining term of the facility. The Company can borrow up to $100,000,000, subject to borrowing base requirements.  The Company’s interest rate is the one month LIBOR rate plus an applicable margin ranging from 175 basis points to 300 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility.  At June 30, 2019 and 2018, the applicable margin was 200 and 175 basis points, respectively.  An unused facility fee of .25% per annum applies to the facility.  The average interest rate on the facility was approximately 4.22% and 3.54% for the six months ended June 30, 2019 and 2018, respectively.  The Company was in compliance with all covenants at June 30, 2019.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2019 (Continued)

Note 9 — Debt Obligations (Continued)

The following table details the Line of credit, net, balances per the consolidated balance sheets (amounts in thousands):

	June 30, 2019	December 31, 2018
Line of credit, gross	$32,150	$30,000
Unamortized deferred financing costs	(156)	(312)
Line of credit, net	$31,994	$29,688

At August 2, 2019, there was an outstanding balance of $30,350,000 (before unamortized deferred financing costs) under the facility.

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

In consideration for the Services, the Company paid Majestic $702,000 and $1,405,000 for the three and six months ended June 30, 2019, respectively, and $689,000 and $1,367,000 for the three and six months ended June 30, 2018, respectively.  Included in these fees are $322,000 and $646,000 of property management costs for the three and six months ended June 30, 2019, respectively, and $309,000 and $608,000 for the three and six months ended June 30, 2018, respectively.  The amounts paid pursuant to the property management portion of the compensation and services agreement is paid based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively. The Company does not pay Majestic with respect to properties managed by third parties. Majestic credits against the amounts due to it under the compensation and services agreement any management or other net payments received by it from any joint venture in which the Company is a joint venture partner. The Company also paid Majestic, pursuant to the compensation and services agreement, $54,000 and $108,000 in the three and six months ended June 30, 2019 and 2018, respectively, for the Company’s share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies. The Company does not pay Majestic for any services except as described in this paragraph.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2019 (Continued)

Note 10 — Related Party Transactions (Continued)

Executive officers and others providing services to the Company under the compensation and services agreement were awarded shares of restricted stock and RSUs under the Company’s stock incentive plans (described in Note 13). The related expense charged to the Company’s operations was $462,000 and $932,000 for the three and six months ended June 30, 2019, respectively, and $432,000 and $849,000 for the three and six months ended June 30, 2018, respectively.

The amounts paid under the compensation and services agreement (except for the property management costs which are included in Real estate expenses) and the costs of the stock incentive plans are included in General and administrative expense on the consolidated statements of income for the three and six months ended June 30, 2019 and 2018, respectively.

Joint Venture Partners and Affiliates

The Company paid an aggregate of $20,000 and $41,000 for the three and six months ended June 30, 2019, respectively, and $22,000 and $65,000 for the three and six months ended June 30, 2018, respectively, to its consolidated joint venture partners or their affiliates (none of whom are officers, directors or employees of the Company) for property management services, which are included in Real estate expenses on the consolidated statements of income.

The Company’s unconsolidated joint ventures paid management fees of $30,000 and $55,000 for the three and six months ended June 30, 2019, respectively, and $45,000 and $96,000 for the three and six months ended June 30, 2018, respectively, to the other partner of the venture, which reduced Equity in earnings by $15,000 and $28,000 for the three and six months ended June 30, 2019, respectively, and $23,000 and $48,000 for the three and six months ended June 30, 2018, respectively.

Other

During 2019 and 2018, the Company paid quarterly fees of $72,400 and $69,000, respectively, to the Company’s chairman and $28,900 and $27,500, respectively, to the Company’s vice-chairman. These fees are included in General and administrative expenses on the consolidated statements of income.

The Company obtains its property insurance in conjunction with Gould Investors L.P. (“Gould Investors”), a related party, and reimburses Gould Investors annually for the Company’s insurance cost relating to its properties.  Included in Real estate expenses on the consolidated statements of income is insurance expense of $222,000 and $447,000 for the three and six months ended June 30, 2019, respectively, and $206,000 and $404,000 for the three and six months ended June 30, 2018, respectively, of amounts reimbursed to Gould Investors in prior periods.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2019 (Continued)

Note 11 — Common Stock Cash Dividend

On June 13, 2019, the Board of Directors declared a quarterly cash dividend of $.45 per share on the Company’s common stock, totaling approximately $8,923,000. The quarterly dividend was paid on July 9, 2019 to stockholders of record on June 25, 2019.

Note 12 — Shares Issued through Equity Offering Program

During the three months ended June 30, 2019, the Company sold 143,120 shares for proceeds of $4,308,000, net of commissions of $44,000, and incurred offering costs of $33,000 for professional fees. During the six months ended June 30, 2019, the Company sold 180,120 shares for proceeds of $5,392,000, net of commissions of $54,000, and incurred offering costs of $78,000 for professional fees.

Note 13 — Stock Based Compensation

The Company’s 2019 Incentive Plan (‘‘Plan’’), approved by the Company’s stockholders in June 2019, permits the Company to grant, among other things, stock options, restricted stock, RSUs, performance share awards and dividend equivalent rights and any one or more of the foregoing to its employees, officers, directors and consultants. A maximum of 750,000 shares of the Company’s common stock is authorized for issuance pursuant to this Plan.  An aggregate of 841,650 shares of restricted stock and restricted stock units are outstanding under the Company’s 2016 and 2012 equity incentive plans (collectively, the “Prior Plans”) and have not yet vested.  No additional awards may be granted under the Prior Plans.

For accounting purposes, the restricted stock is not included in the shares shown as outstanding on the balance sheet until they vest; however, dividends are paid on the unvested shares. The restricted stock grants are charged to General and administrative expense over the respective vesting periods based on the market value of the common stock on the grant date. Unless earlier forfeited because the participant’s relationship with the Company terminated, unvested restricted stock awards vest on the fifth anniversary of the grant date, and under certain circumstances, may vest earlier.

In 2017, 2018 and in July 2019, the Company granted RSUs exchangeable for up to 76,250, 76,250 and 77,776 shares, respectively, of common stock upon satisfaction, through June 30, 2020, June 30, 2021 and June 30, 2022, respectively, of specified conditions. Specifically, up to 50% of these RSUs vest upon achievement of metrics related to average annual total stockholder return (the “TSR Awards”), which metrics meet the definition of a market condition, and up to 50% vest upon achievement of metrics related to average annual return on capital (the “ROC Awards”), which metrics meet the definition of a performance condition.  The holders of the RSUs are not entitled to dividends or to vote the underlying shares until such RSUs vest and shares are issued.  Accordingly, the shares underlying these RSUs are not included in the shares shown as outstanding on the balance sheet. For the TSR awards, a third party appraiser prepared a Monte Carlo simulation pricing model to determine the fair value, which is recognized ratably over the service period. For the ROC Awards, the fair value is based on the market value on the date of grant and the performance assumptions are re-evaluated quarterly.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2019 (Continued)

Note 13 — Stock Based Compensation (Continued)

Expense is not recognized on the RSUs which the Company does not expect to vest as a result of the Company’s performance expectations.

As of June 30, 2019, based on performance and market assumptions, the fair value of the RSUs granted in 2017 and 2018 is $781,000 and $853,000, respectively. Recognition of such deferred compensation expense will be charged to General and administrative expense over the respective three year performance cycle.  None of these RSUs were forfeited or vested during the six months ended June 30, 2019.

The following is a summary of the activity of the equity incentive plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restricted stock grants:
Number of shares	—	—	150,050	144,750
Average per share grant price	—	—	$25.70	$25.31
Deferred compensation to be recognized over vesting period	—	—	$3,856,000	$3,664,000

Number of non-vested shares:
Non-vested beginning of period	689,150	651,650	651,250	612,900
Grants	—	—	150,050	144,750
Vested during period	—	—	(112,150)	(106,000)
Forfeitures	—	(150)	—	(150)
Non-vested end of period	689,150	651,500	689,150	651,500

RSU grants:
Number of underlying shares	—	—	—	—
Average per share grant price	—	—	—	—
Deferred compensation to be recognized over vesting period	—	—	—	—

Number of non-vested shares:
Non-vested beginning of period	152,500	76,250	152,500	76,250
Grants	—	—	—	—
Vested during period	—	—	—
Forfeitures	—	—	—	—
Non-vested end of period	152,500	76,250	152,500	76,250

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2019 (Continued)

Note 13 — Stock Based Compensation (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restricted stock and RSU grants:
Weighted average per share value of non- vested shares (based on grant price)	$24.60	$23.56	$24.60	$23.56
Value of stock vested during the period (based on grant price)	$—	$—	$2,304,000	$2,289,000
Weighted average per share value of shares forfeited during the period based on grant price)	$—	$23.93	$—	$23.93

The total charge to operations:
Outstanding restricted stock grants	$843,000	$765,000	$1,686,000	$1,500,000
Outstanding RSUs	95,000	91,000	206,000	182,000
Total charge to operations	$938,000	$856,000	$1,892,000	$1,682,000

As of June 30, 2019, total compensation costs of $8,985,000 and $851,000 related to non-vested restricted stock awards and RSUs, respectively, have not yet been recognized.

These compensation costs will be charged to General and administrative expense over the remaining respective vesting periods. The weighted average remaining vesting period is 2.6 years for the restricted stock and 1.5 years for the RSUs.

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

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2019 (Continued)

Note 14 — Fair Value Measurements (Continued)

At June 30, 2019, the $446,700,000 estimated fair value of the Company’s mortgages payable is more than their $438,503,000 carrying value (before unamortized deferred financing costs) by approximately $8,197,000 assuming a blended market interest rate of 4.0% based on the 8.2 year weighted average remaining term to maturity of the mortgages.  At December 31, 2018, the $420,396,000 estimated fair value of the Company’s mortgages payable is less than their $423,096,000 carrying value (before unamortized deferred financing costs) by approximately $2,700,000 assuming a blended market interest rate of 4.41% based on the 8.7 year weighted average remaining term to maturity of the mortgages.

At June 30, 2019 and December 31, 2018, the carrying amount of the Company’s line of credit (before unamortized deferred financing costs) of $32,150,000 and $30,000,000, respectively, approximates its fair value.

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

Fair Value on a Recurring Basis

The fair value of the Company’s derivative financial instruments, using Level 2 inputs, was determined to be the following (amounts in thousands):

	As of	Carrying and Fair Value
Financial assets:
Interest rate swaps	June 30, 2019	$126
	December 31, 2018	2,399
Financial liabilities:
Interest rate swaps	June 30, 2019	$2,327
	December 31, 2018	505

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

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2019 (Continued)

Note 14 — Fair Value Measurements (Continued)

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty. As of June 30, 2019, the Company has assessed and determined the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company determined its derivative valuation is classified in Level 2 of the fair value hierarchy.

As of June 30, 2019, the Company had entered into 26 interest rate derivatives, all of which were interest rate swaps, related to 26 outstanding mortgage loans with an aggregate $113,733,000 notional amount and mature between 2019 and 2028 (weighted average remaining term to maturity of 5.4 years).  Such interest rate swaps, all of which were designated as cash flow hedges, converted LIBOR based variable rate mortgages to fixed annual rate mortgages (with interest rates ranging from 3.02% to 5.38% and a weighted average interest rate of 4.12% at June 30, 2019).  The fair values of the Company’s derivatives in asset and liability positions are reflected as other assets or other liabilities on the consolidated balance sheets.

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
One Liberty Properties, Inc. and Consolidated subsidiaries
Amount of (loss) gain recognized on derivatives in other comprehensive (loss) income	$(2,477)	$1,009	$(3,962)	$3,509
Amount of reclassification from Accumulated other comprehensive (loss) income into Interest expense	41	(95)	133	(291)

Unconsolidated Joint Ventures (Company’s share)
Amount of gain recognized on derivatives in other comprehensive (loss) income	n/a	$22	n/a	$69
Amount of reclassification from Accumulated other comprehensive (loss) income into Equity in earnings (loss) of unconsolidated joint ventures	n/a	110	n/a	103

During the three and six months ended June 30, 2019 and 2018, the Company (including one of its unconsolidated joint ventures) discontinued hedge accounting on two interest rate swaps as the forecasted hedged transactions were no longer probable of occurring. As a result, during the three and six months ended June 30, 2019 and 2018, the Company reclassified $41,000 and $110,000 of realized loss and gain, respectively, from Accumulated other comprehensive (loss) income to earnings.  No gain or loss was recognized with respect to amounts excluded from effectiveness testing on the Company’s cash flow hedges for the three and six months ended June 30, 2019 and 2018.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2019 (Continued)

Note 14 — Fair Value Measurements (Continued)

During the twelve months ending June 30, 2020, the Company estimates an additional $355,000 will be reclassified from Accumulated other comprehensive (loss) income as an increase to Interest expense.

The derivative agreements in effect at June 30, 2019 provide that if the wholly-owned subsidiary of the Company which is a party to the agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, the Company could be held liable for such swap breakage losses.

As of June 30, 2019 and December 31, 2018, the fair value of the derivatives in a liability position, including a net accrued interest receivable of $16,000 and an accrued interest payable of $8,000, respectively, but excluding any adjustments for non-performance risk, was approximately $2,457,000 and $554,000, respectively.  In the event the Company had breaches of any of the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $2,457,000 and $554,000 as of June 30, 2019 and December 31, 2018, respectively.  This termination liability value, net of adjustments for non-performance risk of $146,000 and $41,000, is included in Accrued expenses and other liabilities on the consolidated balance sheet at June 30, 2019 and December 31, 2018, respectively.

Note 15 — New Accounting Pronouncements

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

June 30, 2019 (Continued)

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

We acquire, own and manage a geographically diversified portfolio consisting primarily of industrial, retail (including furniture stores and supermarkets), restaurant, health and fitness and theater properties, many of which are subject to long-term net leases.  As of June 30, 2019, we own 126 properties (including four properties owned by consolidated joint ventures and four properties owned by unconsolidated joint ventures) located in 31 states.  Based on square footage, our occupancy rate at June 30, 2019 is approximately 96.6%.

We face a variety of risks and challenges in our business. Among other things, we face the possibility that we will not be able to acquire accretive properties on acceptable terms, lease our properties on terms favorable to us or at all, our tenants may be unable to pay their rental and other obligations and we may be unable to renew or relet, on acceptable terms, leases that are expiring or otherwise terminating.

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

We are sensitive to the risks facing the retail industry as a result of the growth of e-commerce. We are addressing our exposure to the retail industry by emphasizing the acquisition of industrial properties and by being especially selective in acquiring retail properties.  Approximately 47.6% of our contractual rental income (as described below) is derived from industrial properties and 35.3%, 4.8%, 4.4%, 3.2%, 3.0% and 1.7% from retail, restaurant, health and fitness, theaters, residential ground leases and other properties, respectively.

Our 2019 contractual rental income is approximately $72.0 million and represents, after giving effect to any abatements, concessions or adjustments, the base rent payable to us during the twelve months ending June 30, 2020 under leases in effect at June 30, 2019. Contractual rental income excludes: (i) approximately $884,000 of straight-line rent and $738,000 of amortization of intangibles; and (ii) our share of the rental income payable to our unconsolidated joint ventures, which is approximately $1.6 million.

The following table sets forth scheduled expirations of leases for our properties as of June 30, 2019 for the periods indicated below:

Lease Expiration (1) 12 Months Ending June 30,	Number of Expiring Leases	Approximate Square Footage Subject to Expiring Leases (2)	Contractual Rental Income Under Expiring Leases	Percentage of Contractual Rental Income Represented by Expiring Leases
2020	2	26,007	$261,050.4
2021	16	360,890	2,761,138	3.8
2022	20	1,342,813	8,182,915	11.4
2023	22	1,444,265	10,137,742	14.1
2024	21	1,199,466	8,421,653	11.7
2025	19	724,537	7,240,895	10.1
2026	8	230,189	3,523,673	4.9
2027	9	428,481	2,887,541	4.0
2028	11	1,247,262	6,937,892	9.6
2029	8	935,590	5,802,305	8.1
2030 and thereafter	24	2,087,718	15,866,759	21.9
	160	10,027,218	$72,023,563	100.0

(1)         Lease expirations assume tenants do not exercise existing renewal or termination options.

(2)         Excludes an aggregate of 212,450 square feet of vacant space.

Property Transactions During the Three Months Ended June 30, 2019

During the three months ended June 30, 2019, we acquired four industrial properties for an aggregate purchase price of $27.0 million, including $328,000 of transaction costs that were capitalized. These acquisitions contributed $137,000 of rental income, net, and $79,000 of depreciation and amortization expense during the three months ended June 30, 2019.  We estimate that commencing July 1, 2019, the aggregate quarterly rental income (excluding variable lease revenues) and depreciation and amortization expense from these properties will be $502,000 and $239,000, respectively.

On June 20, 2019, we sold a retail property located in Clemmons, North Carolina and owned by a consolidated joint venture in which we held a 90% interest, for $5.3 million, net of closing costs, and paid off the $1.7 million mortgage.  We recognized a gain of $1.1 million, of which the non-controlling interest’s share was $422,000.  This property contributed $391,000 and $361,000 of rental income, net, $49,000 and $83,000 of depreciation and amortization expense and $80,000 and $41,000 of mortgage interest expense in the six months ended June 30, 2019 and 2018, respectively.

Property Transaction Subsequent to June 30, 2019

On July 24, 2019, we purchased an industrial property in LaGrange, Georgia for $5.2 million. We estimate that commencing August 1, 2019, the quarterly rental income (excluding variable lease revenues) from this property will be $86,000.

Amendment of Credit Facility

On July 1, 2019, we and our lenders amended our credit facility to extend its expiration date to December 31, 2022 and increase the aggregate amount that may be used thereunder for renovation and operating expense purposes.  In connection with the amendment, we incurred a $550,000 commitment fee which will be amortized over the remaining term of the facility. See “- Liquidity and Capital Resources-Credit Facility.”

Challenges and Uncertainties Facing Certain Tenants and Properties

We describe below certain risks and uncertainties associated with tenants and properties that are experiencing financial or other challenges.

Our tenant at an assisted living facility in Round Rock, Texas, which we refer to as the Round Rock Property, filed for bankruptcy protection in December 2018 and though they subsequently rejected the lease, the tenant-debtor continues to occupy the property.  At June 30, 2019, the net book value and mortgage debt associated with this property was $15.9 million and $13.3 million, respectively. During the six months ended June 30, 2019, we paid principal mortgage payments of $196,000 and incurred costs of $678,000 (i.e., mortgage interest of $364,000 and legal fees of approximately $314,000) for this property and may continue to incur significant costs for an extended period.  We were not paid rent for November and December 2018 (i.e., an aggregate of $344,000), and have not been paid use and occupancy payments since March 2019.  We received several offers to buy the property from Licensed Operators (i.e., a person licensed to manage this type of facility) and have entered into contract negotiations with a prospective purchaser. Our ability to sell this property may be constrained by, among other things, the tenant-debtor which may impede the contemplated sale, the number of competing assisted living facilities in the area and state regulatory requirements mandating that assisted living facilities be operated by a Licensed Operator. We commenced litigation against the tenant-debtor and the guarantors of the lease seeking, among other things, recovery for the damages we have and continue to incur.  We cannot provide any assurance that we will be able to sell this property or that we will be successful in any litigation seeking compensation for the damages we incur.

A multi-family complex, which we refer to as The Vue, ground leases from us the underlying land located in Beachwood, Ohio.  As a result of a reduction in the occupancy rate at the complex, we and the owner/operator of The Vue, reduced the annual base rent payable to us in 2019 to $783,000 from the base rent of $1.6 million in 2018.  At June 30, 2019, (i) the occupancy rate (based on the number of occupied units) at The Vue was 77.0% (compared to 72.1% at December 31, 2018), (ii) there are no unbilled rent receivables, intangibles or tenant origination costs associated with this property and (ii) the net book value of our land subject to this ground lease is $13.9 million and is subordinate to $67.4 million of mortgage debt incurred by the owner/operator. Unlike most of our tenancies, the owner/operator is responsible for the property’s current monthly mortgage interest payments of $228,000 — the interest only period with respect to such mortgage expires August 2020. See “ - Off Balance Sheet Arrangements” and Note 7 to our consolidated financial statements.

We are pursuing a re-development of a community shopping center located in Manahawkin, New Jersey (the “Manahawkin Property”), which is owned by an unconsolidated joint venture in which we have a 50% equity interest.  At December 31, 2018 and June 30, 2019, the occupancy rate (based on square footage) was approximately 52.4%.  As a result of, among other things, vacancies at the property (including vacancies resulting from the re-development process), we estimate that our share of the base rent payable to be generated at this property will be approximately $695,000 in the six months ending December 31, 2019.  Our share of the base rent in the corresponding period of the prior year was $826,000. We believe that during the re-development period, cash flow from the operations at this property will cover a significant portion of the property’s carrying costs and debt service obligations and that any shortfall will be covered by the cash available to the joint venture and capital contributions to the venture by us and our joint venture partner. We estimate that the redevelopment will be substantially complete and the property stabilized after 2022.  See “ - Liquidity and Capital Resources.”

A retail property located in Crystal Lake, Illinois has been vacant for the past two years. At June 30, 2019, the net book value of, and mortgage debt on, the property was $2.0 million and $1.6 million, respectively.  The mortgage on this property was paid off in July 2019.  We estimate that the carrying costs with respect to this property for the six months ending December 31, 2019 will be approximately $77,000.

A tenant operating a supermarket at a property located in Philadelphia, Pennsylvania advised us in late July 2019 that it intends to cease operations. At June 30, 2019, the unbilled rent receivable, net book value and mortgage debt associated with this property was $375,000, $6.8 million, and $4.0 million, respectively. For the six months ended June 30, 2019 and 2018, rental income for this property was $281,000 and $248,000, respectively, and total operating expenses were $155,000 and $133,000, respectively. Contractual rental income payable with respect to this property for the 12 months ending June 30, 2020 is $420,000. We estimate that the carrying costs (including $66,000 of interest expense) associated with this property for the five months ending December 31, 2019 will be approximately $150,000.

We may be adversely affected if, among other things, (i) any of these tenants reduce, defer, or do not pay the rent (or use and occupancy) payments due us or do not pay the operating expenses of the property for which they are responsible, (ii) the owner/operator of The Vue fails to pay required mortgage payments when due, (iii) we sell our interest in any of these properties when they are in distress, (iv) our interests in these properties are foreclosed upon, or (v) we are required to take write-offs (other than those already taken with respect to the Round Rock Property) or impairment charges with respect to these properties.

Results of Operations

Rental income, net

The following table compares Rental income, net, for the periods indicated:

	Three Months Ended June 30,		Increase	%	Six Months Ended June 30,		Increase	%
(Dollars in thousands)	2019	2018	(Decrease)	Change	2019	2018	(Decrease)	Change
Rental income, net	$20,719	$19,752	$967	4.9	$41,874	$39,286	$2,588	6.6

Rental income, net.  As described below, the changes for the three and six months are due to the rental income from (i) properties acquired and disposed of in 2018 and 2019 and (ii) same store properties (i.e., properties that were owned for the entirety of the periods being presented).

Changes due to acquisitions and dispositions

The three and six months ended June 30, 2019 reflect increases of (i) $1.5 million and $3.5 million, respectively, generated by eight properties acquired in 2018, and (ii) $137,000 generated by four properties acquired in the second quarter of 2019.  Offsetting these increases were decreases of $609,000 and $1.3 million, respectively, for the three and six months ended June 30, 2019, primarily due to the inclusion, in the 2018 periods, of rental income from properties sold during 2019 and 2018.

Changes at same store properties

During the three and six months ended June 30, 2019, rental income from same store properties decreased due primarily to decreases in fixed lease revenues, offset by increases in variable lease revenues. (See Note 3 to our consolidated financial statements for a discussion of such revenues.) The following table details the components of same store lease revenues for the periods indicated (amounts exclude amortization related to lease intangible assets and liabilities):

	Three Months Ended June 30,		Increase	%	Six Months Ended June 30,		Increase	%
(Dollars in thousands)	2019	2018	(Decrease)	Change	2019	2018	(Decrease)	Change

Fixed lease revenues	$15,594	$15,786	$(192)	(1.2)	$31,474	$31,577	$(103)	(0.3)
Variable lease revenues	2,723	2,650	73	2.8	5,647	5,270	377	7.2
	$18,317	$18,436	$(119)	(0.6)	$37,121	$36,847	$274	0.7

Fixed lease revenues decreased in the three and six months ended June 30, 2019 primarily due to the inclusion, in the corresponding periods of 2018, of $545,000 and $742,000, respectively, of rent from the Round Rock Property, offset by increases of $321,000 and $643,000, respectively, due to the expansion of our Hauppauge, New York property.

Variable lease revenues increased in the three and six months ended June 30, 2019 primarily due to increases of $268,000 and $777,000, respectively, of tenant reimbursements of operating expenses and real estate taxes, offset by the inclusion, in the corresponding periods of 2018, of higher rent of $220,000 and $440,000, respectively, from The Vue.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Three Months Ended June 30,		Increase	%	Six Months Ended June 30,		Increase	%
(Dollars in thousands)	2019	2018	(Decrease)	Change	2019	2018	(Decrease)	Change
Operating expenses:
Depreciation and amortization	$5,440	$5,250	$190	3.6	$10,787	$10,432	$355	3.4
General and administrative	3,005	2,969	36	1.2	6,176	5,928	248	4.2
Real estate expenses	3,511	2,592	919	35.5	6,852	5,336	1,516	28.4
State taxes	108	154	(46)	(29.9)	187	227	(40)	(17.6)
Total operating expenses	$12,064	$10,965	$1,099	10.0	$24,002	$21,923	$2,079	9.5

Depreciation and amortization.  The increases in the three and six months ended June 30, 2019 are due primarily to the inclusion of $526,000 and $1.1 million, respectively, of such expense from the eight properties acquired in 2018. The increases in the three and six months ended June 30, 2019 were offset by (i) the inclusion, in the corresponding periods in 2018, of $195,000 and $376,000, respectively, of tenant origination costs at several properties that, prior to 2019, were fully amortized in connection with lease expirations or, in connection with the Round Rock Property, written off, (ii) the inclusion, in the corresponding periods of 2018, of $136,000 and $278,000, respectively, from the properties sold since January 1, 2018, and (iii) decreases of $94,000 and $205,000, respectively, from a change in the depreciable life with respect to our Greensboro, North Carolina property.

General and administrative.  Contributing to the increase in the six months ended June 30, 2019 is $186,000 in non-cash compensation primarily relating to the increase in the number, and higher fair value, of the shares of restricted stock granted in 2019 in comparison to the awards granted in 2014.  Included in the three and six months ended June 30, 2018 is a one-time professional fee of $110,000.

Real estate expenses. The increases in the three and six months ended June 30, 2019 are due to increases of (i) $673,000 and $1.0 million, respectively, from several same store properties, including approximately $332,000 and $472,000, respectively, related to legal and real estate tax expense for our Round Rock Property and (ii) $261,000 and $571,000, respectively, from properties acquired since January 2018.  A substantial portion of real estate expenses are rebilled to tenants and included in Rental income, net, on the consolidated statements of income, other than the expenses related to the Round Rock Property.

Gain on sale of real estate, net.

The following table compares gain on sale of real estate, net for the periods indicated:

	Three Months Ended June 30,		Increase	%	Six Months Ended June 30,		Increase	%
(Dollars in thousands)	2019	2018	(Decrease)	Change	2019	2018	(Decrease)	Change
Gain on sale of real estate, net	$1,099	—	$1,099	n/a	$1,099	$2,408	$(1,309)	(54.4)

The three and six months ended June 30, 2019 includes a $1.1 million gain realized from the sale of the Clemmons, North Carolina property, before giving effect to the non-controlling interest’s $422,000 share of the gain. The six months ended June 30, 2018 includes a $2.4 million gain realized from the sale of the Fort Bend, Texas property, before giving effect to the non-controlling interest’s $776,000 share of the gain.

Other Income and Expenses

Equity in earnings (loss) of unconsolidated joint ventures.  The following table compares our equity in earnings (loss) of unconsolidated joint ventures for the periods indicated:

	Three Months Ended June 30,		Increase	%	Six Months Ended June 30,		Increase	%
(Dollars in thousands)	2019	2018	(Decrease)	Change	2019	2018	(Decrease)	Change
Equity in earnings (loss) of unconsolidated joint ventures	$34	$348	$(314)	(90.2)	$(82)	$543	$(625)	(115.1)

The three and six months ended June 30, 2019 include decreases of (i) $111,000 and $346,000, respectively, due primarily to increased vacancies (and write-offs of receivables) at the Manahawkin Property and (ii) $207,000 and $291,000, respectively, due to the inclusion, in the three and six months ended June 30, 2018, of earnings from a property in Milwaukee, Wisconsin that was sold in July 2018. The 2018 earnings from the Milwaukee, Wisconsin property includes our $110,000 share of the realized gain resulting from the discontinuance of hedge accounting on an interest rate swap.

Interest expense.  The following table details the components of interest expense for the periods indicated:

	Three Months Ended June 30,		Increase	%	Six Months Ended June 30,		Increase	%
(Dollars in thousands)	2019	2018	(Decrease)	Change	2019	2018	(Decrease)	Change
Interest expense:
Credit line interest	$189	$219	$(30)	(13.7)	$479	$346	$133	38.4
Mortgage interest	4,792	4,226	566	13.4	9,364	8,401	963	11.5
Total	$4,981	$4,445	$536	12.1	$9,843	$8,747	$1,096	12.5

Credit line interest

The increase in the six months ended June 30, 2019 is due to a $4.7 million increase in the weighted average balance outstanding under our line of credit due to acquisitions completed during such period and an increase of 68 basis points (from 3.54% to 4.22%) in the weighted average interest rate due to the increase in the one month LIBOR rate.

Mortgage interest

The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt for the periods indicated:

	Three Months Ended June 30,		Increase	%	Six Months Ended June 30,		Increase	%
(Dollars in thousands)	2019	2018	(Decrease)	Change	2019	2018	(Decrease)	Change
Average interest rate on mortgage debt	4.34%	4.27%	0.07%	1.6	4.30%	4.25%	0.05%	1.2
Average principal amount of mortgage debt	$441,425	$395,643	$45,782	11.6	$434,389	$395,277	$39,112	9.9

The increases in mortgage interest expense are due primarily to the increases in the average principal amount of mortgage debt outstanding. The increases in the average balance outstanding are due primarily to the financing (including financings effectuated in connection with acquisitions) or refinancing in 2019 and 2018 of $85.3 million of gross mortgage debt (including $14.7 million of refinanced amounts).

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuances of our equity securities and property sales.  Our available liquidity at August 2, 2019, was $74.2 million, including $4.5 million of cash and cash equivalents (net of the credit facility’s required $3.0 million deposit maintenance balance) and, subject to borrowing base requirements, up to $69.7 million available under our credit facility.

Liquidity and Financing

We expect to meet our operating cash requirements (including debt service and anticipated dividend payments) principally from cash flow from operations, our available cash and cash equivalents, proceeds from the sale of our common stock and, to the extent permitted, our credit facility.  We estimate that our share of the capital expenditures required in connection with the re-development of the Manahawkin Property will range from $10.0 million to $12.0 million and anticipate that such expenditures will be funded by the joint venture’s cash and capital contributions to the venture by us and our joint venture partner. We may use our credit facility to fund all or a portion of our share of any such capital contributions.

At June 30, 2019, excluding the mortgage debt of our unconsolidated joint venture, we had 72 outstanding mortgages payable secured by 89 properties, in the aggregate principal amount of $438.5 million (before netting unamortized deferred financing costs of $4.4 million).  These mortgages represent first liens on individual real estate investments with an aggregate carrying value of $687.1 million, before accumulated depreciation of $103.8 million.  After giving effect to interest rate swap agreements, the mortgage payments bear interest at fixed rates ranging from 3.02% to 5.88% (a 4.28% weighted average interest rate) and mature between 2019 and 2042 (an 8.2 year weighted average remaining term to maturity).

The following table sets forth, as of June 30, 2019, information with respect to our mortgage debt that is payable from July 1, 2019 through December 31, 2022 (excluding our unconsolidated joint ventures):

(Dollars in thousands)	2019	2020	2021	2022	Total
Amortization payments	$6,209	$13,888	$14,358	$14,407	$48,862
Principal due at maturity	3,485	—	8,463	31,539	43,487
Total	$9,694	$13,888	$22,821	$45,946	$92,349

At June 30, 2019, an unconsolidated joint venture had a first mortgage on its property with an outstanding balance of $23.5 million, bearing an interest rate at 4.0% and maturing in 2025.

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

Credit Facility

Subject to borrowing base requirements, we can borrow up to $100.0 million pursuant to our credit facility which is available to us for the acquisition of commercial real estate, repayment of mortgage debt, renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes will not exceed the lesser of $30.0 million and 30% of the borrowing base subject to a cap of (i) $20.0 million for renovation expenses and (ii) $10.0 million for operating expense purposes. The facility matures December 31, 2022 and bears interest equal to the one month LIBOR rate plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 300 basis points if such ratio is greater than 65%. At June 30, 2019 and 2018, the applicable margin was 200 and 175 basis points, respectively. At June 30, 2019 and 2018, the interest rate was 4.16% and 3.80%, respectively.  There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $100.0 million. The credit facility requires the maintenance of $3.0 million in average deposit balances.

The terms of our credit facility include certain restrictions and covenants which limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At June 30, 2019, we were in compliance with the covenants under this facility.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements other than with respect to land parcels owned by us and located in Wheaton, Illinois and Beachwood, Ohio. These parcels are improved by multi-family complexes and we ground leased the parcels to owner/operators of such complexes.  These ground leases generated $971,000 of rental income during the six months ended June 30, 2019. At June 30, 2019, our maximum exposure to loss with respect to these properties is $24.4 million, representing the carrying value of the land; such leasehold positions are subordinate to an aggregate of $106.9 million of mortgage debt incurred by our tenants, the owner/operators of the multi-family complexes. These owner/operators are affiliated with one another. We do not believe this type of off-balance sheet arrangement has been or will be material to our liquidity and capital resource positions. See Note 7 to our consolidated financial statements for additional information regarding these arrangements.

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

The table below provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
GAAP net income attributable to One Liberty Properties, Inc.	$4,112	$4,517	$8,083	$10,368
Add: depreciation and amortization of properties	5,331	5,165	10,576	10,263
Add: our share of depreciation and amortization of unconsolidated joint ventures	131	191	266	407
Add: amortization of deferred leasing costs	109	85	211	169
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	3	—	11	—
Deduct: gain on sale of real estate	(1,099)	—	(1,099)	(2,408)
Deduct: equity in earnings from sale of unconsolidated joint venture property	—	(71)	—	(71)
Adjustments for non-controlling interests	397	(27)	371	722
NAREIT funds from operations applicable to common stock	8,984	9,860	18,419	19,450
Deduct: straight-line rent accruals and amortization of lease intangibles	(696)	(499)	(1,308)	(1,025)
(Deduct) add: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	(25)	10	(35)	20
Add: amortization of restricted stock compensation	938	856	1,892	1,682
Add: amortization and write-off of deferred financing costs	255	222	487	449
Add: our share of amortization and write-off of deferred financing costs of unconsolidated joint ventures	4	6	8	12
Adjustments for non-controlling interests	6	12	14	26
Adjusted funds from operations applicable to common stock	$9,466	$10,467	$19,477	$20,614

The table below provides a reconciliation of net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
GAAP net income per common share attributable to One Liberty Properties, Inc.	$.20	$.23	$.39	$.53
Add: depreciation and amortization of properties	.27	.27	.56	.54
Add: our share of depreciation and amortization of unconsolidated joint ventures	.01	.01	.01	.02
Add: amortization of deferred leasing costs	.01	—	.01	.01
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	—	—	—	—
Deduct: gain on sale of real estate	(.06)	—	(.06)	(.13)
Deduct: equity in earnings from sale of unconsolidated joint venture property	—	—	—	—
Adjustments for non-controlling interests	.02	—	.02	.04
NAREIT funds from operations per share of common stock	.45	.51	.93	1.01
Deduct: straight-line rent accruals and amortization of lease intangibles	(.03)	(.03)	(.07)	(.05)
(Deduct) add: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—	—	—
Add: amortization of restricted stock compensation	.05	.05	.10	.09
Add: amortization and write-off of deferred financing costs	.01	.01	.02	.02
Add: our share of amortization and write-off of deferred financing costs of unconsolidated joint ventures	—	—	—	—
Adjustments for non-controlling interests	—	—	—	—
Adjusted funds from operations per share of common stock	$.48	$.54	$.98	$1.07

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is the effect of changes in interest rates on the interest cost of draws on our variable rate credit facility and the effect of changes in the fair value of our interest rate swap agreements.  Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

We use interest rate swaps to limit interest rate risk on variable rate mortgages. These swaps are used for hedging purposes-not for speculation. We do not enter into interest rate swaps for trading purposes.  At June 30, 2019, our aggregate liability in the event of the early termination of our swaps was $2.5 million.

At June 30, 2019, we had 26 interest rate swap agreements outstanding. The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of June 30, 2019, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have increased by approximately $5.0 million and the net unrealized gain on derivative instruments would have increased by $5.0 million.  If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have decreased by approximately $5.4 million and the net unrealized gain on derivative instruments would have decreased by $5.4 million. These changes would not have any impact on our net income or cash.

Our mortgage debt, after giving effect to interest rate swap agreements, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.

Our variable rate credit facility is sensitive to interest rate changes.  Based on the outstanding balance under this facility of $32.2 million at June 30, 2019, a 100 basis point increase of the interest rate would increase our related interest costs over the next twelve months by approximately $322,000 and a 100 basis point decrease of the interest rate would decrease our related interest costs over the next twelve months by approximately $322,000.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 5.  Other Information

Grant of Restricted Stock Units

See Note 13 of our consolidated financial statements for information regarding the grant, as of July 1, 2019, of restricted stock units to acquire up to 77,776 shares of our common stock upon satisfaction of performance and/or market conditions through June 30, 2022.

Resignation of Director

On August 2, 2019, Louis Karol resigned as a director of One Liberty.  Mr. Karol, who served as a director of One Liberty for nine years, did not resign as a result of any disagreement with One Liberty.

Federal Income Tax Consequences

The discussion under “Federal Income Tax Considerations — Information Reporting Requirements and Backup Withholding Tax” in our prospectus dated May 10, 2017 is hereby modified to reflect regulations proposed by the Treasury Department indicating its intent to eliminate the requirements under the HIRE Act of withholding on gross proceeds from the sale, exchange, maturity or other disposition of relevant financial instruments. The Treasury Department has indicated that taxpayers may rely on these proposed regulations pending their finalization.

Item 6.  Exhibits

Exhibit No.	Title of Exhibit
10.1

Amendment dated  July 1, 2019 to the Third Amended and Restated Loan Agreement dated as of November 9, 2016, between VNB New York, LLC, People’s United Bank, Bank Leumi USA and Manufacturers and Traders Trust Company, as lenders, and One Liberty Properties, Inc.

10.2	Form of Performance Award Agreement for awards granted in 2019 pursuant to the 2019 Incentive Plan
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ONE LIBERTY PROPERTIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: August 7, 2019	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: August 7, 2019	/s/ David W. Kalish
David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)