Form 10-Q
period 2019-09-30
ONE LIBERTY PROPERTIES INC
filed 2019-11-08
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ⌧

Non-accelerated filer ◻	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes ◻ No ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 1, 2019, the registrant had 19,925,180 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Real estate investments, at cost
Land	$195,771	$204,162
Buildings and improvements	649,011	624,981
Total real estate investments, at cost	844,782	829,143
Less accumulated depreciation	133,489	123,684
Real estate investments, net	711,293	705,459

Property held-for-sale	1,227	—
Investment in unconsolidated joint ventures	11,070	10,857
Cash and cash equivalents	10,941	15,204
Restricted cash	—	1,106
Unbilled rent receivable	14,202	13,722
Unamortized intangible lease assets, net	26,375	26,541
Escrow, deposits and other assets and receivables	10,033	8,023
Total assets (1)	$785,141	$780,912

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable, net of $4,302 and $4,298 of deferred financing costs, respectively	$435,115	$418,798
Line of credit, net of $670 and $312 of deferred financing costs, respectively	18,780	29,688
Dividends payable	8,942	8,724
Accrued expenses and other liabilities	17,784	11,094
Unamortized intangible lease liabilities, net	12,552	14,013
Total liabilities (1)	493,173	482,317

Commitments and contingencies

Equity:
One Liberty Properties, Inc. stockholders' equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized; 19,197 and 18,736 shares issued and outstanding	19,197	18,736
Paid-in capital	299,198	287,250
Accumulated other comprehensive (loss) income	(3,374)	1,890
Distributions in excess of net income	(24,225)	(10,730)
Total One Liberty Properties, Inc. stockholders’ equity	290,796	297,146
Non-controlling interests in consolidated joint ventures (1)	1,172	1,449
Total equity	291,968	298,595
Total liabilities and equity	$785,141	$780,912
(1)	The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 7. The consolidated balance sheets include the following amounts related to the Company’s consolidated VIEs: $12,158 and $14,722 of land, $24,426 and $27,642 of building and improvements, net of $4,109 and $4,119 of accumulated depreciation, $3,390 and $3,931 of other assets included in other line items, $24,404 and $26,850 of real estate debt, net, $1,321 and $2,455 of other liabilities included in other line items and $1,172 and $1,449 of non-controlling interests as of September 30, 2019 and December 31, 2018, respectively.

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Rental income, net	$20,414	$19,198	$62,288	$58,484
Lease termination fee	—	372	—	372
Total revenues	$20,414	$19,570	$62,288	$58,856

Operating expenses:
Depreciation and amortization	5,566	5,672	16,353	16,104
General and administrative (see Note 10 for related party information)	3,143	3,071	9,319	8,999
Real estate expenses (see Note 10 for related party information)	3,692	2,669	10,544	8,005
State taxes	68	59	255	286
Total operating expenses	12,469	11,471	36,471	33,394

Other operating income
Gain on sale of real estate, net	2,544	4,585	3,643	6,993
Operating income	10,489	12,684	29,460	32,455

Other income and expenses:
Equity in earnings (loss) of unconsolidated joint ventures	50	173	(32)	716
Equity in earnings from sale of unconsolidated joint venture property	—	1,986	—	2,057
Other income	8	7	18	17
Interest:
Expense	(5,198)	(4,448)	(15,041)	(13,195)
Amortization and write-off of deferred financing costs	(252)	(220)	(739)	(669)

Net income	5,097	10,182	13,666	21,381

Net loss (income) attributable to non-controlling interests	21	(35)	(465)	(866)
Net income attributable to One Liberty Properties, Inc.	$5,118	$10,147	$13,201	$20,515

Weighted average number of common shares outstanding:
Basic	19,191	18,646	19,037	18,521
Diluted	19,239	18,705	19,076	18,562

Per common share attributable to common stockholders:
Basic	$.25	$.53	$.64	$1.06
Diluted	$.25	$.52	$.64	$1.06

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$5,097	$10,182	$13,666	$21,381

Other comprehensive (loss) gain
Net unrealized (loss) gain on derivative instruments	(1,180)	871	(5,275)	4,671
Reclassification of One Liberty Properties Inc.’s share of joint venture net realized gain on derivative instrument	—	—	—	(110)
One Liberty Properties Inc.’s share of joint venture net unrealized gain on derivative instruments	—	—	—	76
Other comprehensive (loss) gain	(1,180)	871	(5,275)	4,637

Comprehensive income	3,917	11,053	8,391	26,018
Net loss (income) attributable to non-controlling interests	21	(35)	(465)	(866)
Adjustment for derivative instruments attributable to non-controlling interests	2	(3)	11	(11)

Comprehensive income attributable to One Liberty Properties, Inc.	$3,940	$11,015	$7,937	$25,141

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

			Accumulated	Accumulated	Non-Controlling
			Other	Distributions	Interests in
	Common	Paid-in	Comprehensive	in Excess of	Consolidated
	Stock	Capital	Income (Loss)	Net Income	Joint Ventures	Total
Balances, December 31, 2018	$18,736	$287,250	$1,890	$(10,730)	$1,449	$298,595
Distributions – common stock Cash – $.45 per share	—	—	—	(8,832)	—	(8,832)
Restricted stock vesting	112	(112)	—	—	—	—
Shares issued through equity offering program – net	37	1,002	—	—	—	1,039
Shares issued through dividend reinvestment plan	52	1,147	—	—	—	1,199
Distributions to non-controlling interests	—	—	—	—	(5)	(5)
Compensation expense – restricted stock	—	954	—	—	—	954
Net income	—	—	—	3,971	40	4,011
Other comprehensive loss	—	—	(1,572)	—	(5)	(1,577)
Balances, March 31, 2019	18,937	290,241	318	(15,591)	1,479	295,384
Distributions – common stock Cash – $.45 per share	—	—	—	(8,922)	—	(8,922)
Shares issued through equity offering program – net	143	4,132	—	—	—	4,275
Shares issued through dividend reinvestment plan	59	1,529	—	—	—	1,588
Distributions to non-controlling interests	—	—	—	—	(692)	(692)
Compensation expense – restricted stock	—	938	—	—	—	938
Net income	—	—	—	4,112	446	4,558
Other comprehensive loss	—	—	(2,514)	—	(4)	(2,518)
Balances, June 30, 2019	19,139	296,840	(2,196)	(20,401)	1,229	294,611
Distributions – common stock Cash – $.45 per share	—	—	—	(8,942)	—	(8,942)
Restricted stock vesting	3	(3)	—	—	—	—
Shares issued through equity offering program – net	—	(58)	—	—	—	(58)
Shares issued through dividend reinvestment plan	55	1,477	—	—	—	1,532
Distributions to non-controlling interests	—	—	—	—	(34)	(34)
Compensation expense – restricted stock	—	942	—	—	—	942
Net income (loss)	—	—	—	5,118	(21)	5,097
Other comprehensive loss	—	—	(1,178)	—	(2)	(1,180)
Balances, September 30, 2019	$19,197	$299,198	$(3,374)	$(24,225)	$1,172	$291,968

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited) (Continued)

				Accumulated
				(Distributions	Non-Controlling
			Accumulated	in Excess of	Interests in
			Other	Net Income)	Consolidated
	Common	Paid-in	Comprehensive	Undistributed	Joint
	Stock	Capital	Income	Net Income	Ventures	Total
Balances, December 31, 2017	$18,261	$275,087	$155	$3,257	$1,742	$298,502
Distributions – common stock Cash – $.45 per share	—	—	—	(8,581)	—	(8,581)
Restricted stock vesting	106	(106)	—	—	—	—
Shares issued through dividend reinvestment plan	50	1,131	—	—	—	1,181
Distributions to non-controlling interests	—	—	—	—	(1,082)	(1,082)
Compensation expense – restricted stock	—	826	—	—	—	826
Net income	—	—	—	5,851	802	6,653
Other comprehensive income	—	—	2,744	—	6	2,750
Balances, March 31, 2018	18,417	276,938	2,899	527	1,468	300,249
Distributions – common stock Cash – $.45 per share	—	—	—	(8,652)	—	(8,652)
Shares issued through equity offering program - net	93	2,165	—	—	—	2,258
Shares issued through dividend reinvestment plan	65	1,437	—	—	—	1,502
Distributions to non-controlling interests	—	—	—	—	(77)	(77)
Compensation expense – restricted stock	—	856	—	—	—	856
Net income	—	—	—	4,517	29	4,546
Other comprehensive income	—	—	1,014	—	2	1,016
Balances, June 30, 2018	18,575	281,396	3,913	(3,608)	1,422	301,698
Distributions – common stock Cash – $.45 per share	—	—	—	(8,694)	—	(8,694)
Shares issued through equity offering program - net	33	879	—	—	—	912
Shares issued through dividend reinvestment plan	61	1,526	—	—	—	1,587
Distributions to non-controlling interests	—	—	—	—	(21)	(21)
Compensation expense – restricted stock	—	971	—	—	—	971
Net income	—	—	—	10,147	35	10,182
Other comprehensive income	—	—	868	—	3	871
Balances, September 30, 2018	$18,669	$284,772	$4,781	$(2,155)	$1,439	$307,506

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$13,666	$21,381
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	(3,643)	(6,993)
Increase in unbilled rent receivable	(1,171)	(841)
Write-off of unbilled rent receivable	382	74
Provision for unbilled rent receivable	—	1,440
Amortization and write-off of intangibles relating to leases, net	(709)	(1,605)
Amortization of restricted stock expense	2,834	2,653
Equity in loss (earnings) of unconsolidated joint ventures	32	(716)
Equity in earnings from sale of unconsolidated joint venture property	—	(2,057)
Distributions of earnings from unconsolidated joint ventures	41	2,328
Depreciation and amortization	16,353	16,104
Amortization and write-off of deferred financing costs	739	669
Payment of leasing commissions	(266)	(254)
Decrease (increase) in escrow, deposits, other assets and receivables	163	(1,154)
Decrease in accrued expenses and other liabilities	(571)	(1,400)
Net cash provided by operating activities	27,850	29,629

Cash flows from investing activities:
Purchase of real estate	(40,306)	(18,452)
Improvements to real estate	(2,979)	(6,829)
Net proceeds from sale of real estate	23,167	17,417
Contributions of capital to unconsolidated joint venture	(296)	—
Distributions of capital from unconsolidated joint venture	11	852
Net cash used in investing activities	(20,403)	(7,012)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(9,687)	(8,072)
Repayment of mortgages payable	(6,812)	(12,731)
Proceeds from mortgage financings	32,820	30,863
Proceeds from sale of common stock, net	5,256	3,170
Proceeds from bank line of credit	48,150	28,500
Repayment on bank line of credit	(58,700)	(37,900)
Issuance of shares through dividend reinvestment plan	4,319	4,270
Payment of financing costs	(1,094)	(675)
Distributions to non-controlling interests	(731)	(1,180)
Cash distributions to common stockholders	(26,478)	(25,726)
Net cash used in financing activities	(12,957)	(19,481)

Net (decrease) increase in cash, cash equivalents and restricted cash	(5,510)	3,136
Cash, cash equivalents and restricted cash at beginning of year	16,733	14,668
Cash, cash equivalents and restricted cash at end of period	$11,223	$17,804

Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$15,137	$13,196

Supplemental disclosure of non-cash investing activity:
Right of use assets and related lease liabilities	$5,027	$—
Purchase accounting allocation - intangible lease assets	3,324	—
Purchase accounting allocation - intangible lease liabilities	(677)	—

(Continued on next page)

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (amounts in thousands):

	September 30,
	2019	2018
Cash and cash equivalents	$10,941	$17,173
Restricted cash	—	379
Restricted cash included in escrow, deposits and other assets and receivables	282	252
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$11,223	$17,804

Amounts included in restricted cash in 2018 represent the cash reserve balance received from an owner/operator at one of the Company’s ground lease properties which was sold in August 2019 (as discussed in Note 7). Restricted cash included in escrow, deposits and other assets and receivables represent amounts related to real estate tax and other reserve escrows required to be held by lenders in accordance with the Company’s mortgage agreements. The restriction on these escrow reserves will lapse when the related mortgage is repaid.

See accompanying notes to consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2019

Note 1 – Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland. OLP is a self-administered and self-managed real estate investment trust (“REIT”). OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of industrial, retail, restaurant, health and fitness, and theater properties, many of which are subject to long-term net leases. As of September 30, 2019, OLP owns 126 properties, including four properties owned by consolidated joint ventures and four properties owned by unconsolidated joint ventures. The 126 properties are located in 31 states.

Note 2 – Summary Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The results of operations for the three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in OLP’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

September 30, 2019 (Continued)

Note 2 – Summary Accounting Policies (Continued)

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

The Company periodically reviews its investments in unconsolidated joint ventures for other-than-temporary losses in investment value. Any decline that is not expected to be recovered based on the underlying assets of the investment is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. During the three and nine months ended September 30, 2019 and 2018, there were no impairment charges related to the Company’s investments in unconsolidated joint ventures.

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

Reclassifications

Certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current period's presentation. Such reclassifications primarily relate to the presentation on the consolidated statement of income for the three and nine months ended September 30, 2018 of (i) rental income, net, due to the adoption of a new accounting pronouncement (see Note 3) and (ii) leasehold rent being included as part of Real estate expenses. In addition, the Company changed the presentation of its consolidated statement of changes in equity for the nine month periods ended September 30, 2019 and 2018 as the Securities and Exchange Commission extended the annual disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods, which requires both the year-to-date information and subtotals for each interim period, as part of Release Nos. 33-10532, 34-83875 and IC-33203.

Note 3 – Leases

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

As Lessor

The Company owns rental properties which are leased to tenants under operating leases with current expirations ranging from 2020 to 2055, with options to extend or terminate the lease. Revenues from such leases are reported as Rental income, net and are comprised of (i) lease components, which includes fixed and variable lease payments and (ii) non-lease components which includes reimbursements of property level operating expenses. The Company adopted the practical expedient offered in ASU No. 2018-11 which allows lessors to not separate non-lease components from the related lease components, as the timing and pattern of transfer are the same, and account for the combined component in accordance with ASC 842.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2019 (Continued)

Note 3 – Leases (Continued)

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

The components of lease revenues are as follows (amounts in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2019
Fixed lease revenues	$17,361	$52,441
Variable lease revenues	2,853	9,138
Lease revenues (a)	$20,214	$61,579
(a)	Excludes $200 and $709 of amortization related to lease intangible assets and liabilities for the three and nine months ended September 30, 2019, respectively.

On a quarterly basis, the Company assesses the collectability of substantially all lease payments due under its leases, including unbilled rent receivable balances, by reviewing the tenant's payment history and financial condition. Changes to such collectability is recognized as a current period adjustment to rental revenue. During the three and nine months ended September 30, 2019, the Company wrote off $380,000 of unbilled rent receivables related to a property in Philadelphia, Pennsylvania as the tenant advised that it intends to cease its operations. The Company has assessed the collectability of all other lease payments as probable as of September 30, 2019.

In many of the Company's leases, the tenant is obligated to pay the real estate taxes, insurance, and certain other expenses directly to the vendor. These obligations, which have been assumed by the tenants, are not reflected in our consolidated financial statements. To the extent any such tenant defaults on its lease or if it is deemed probable that the tenant will fail to pay for such obligations, a liability for such obligations would be recorded.

As a lessor, the adoption of ASU No. 2016-02, and the related accounting guidance did not have a material impact on the consolidated financial statements. As a result of the adoption, the Company added $2,005,000 and $5,983,000 from its Tenant reimbursements line item to Rental income, net, on its consolidated statements of income for the three and nine months ended September 30, 2018, respectively.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2019 (Continued)

Note 3 – Leases (Continued)

Minimum Future Rents

As of September 30, 2019, under ASC 842, the minimum future contractual rents to be received on non-cancellable operating leases are included in the table below (amounts in thousands). The minimum future contractual rents do not include (i) straight-line rent or amortization of intangibles, (ii) variable lease payments as described above and (iii) contractual rents of $875,000 related to the Houston, TX property which was sold in October 2019 (see Note 6).

From October 1 – December 31, 2019	$17,394
For the year ended December 31,
2020	70,331
2021	69,031
2022	60,457
2023	51,672
2024	43,435
Thereafter	181,158
Total	$493,478

As of December 31, 2018, under ASC 840, the minimum future contractual rents to be received on non-cancellable operating leases were as follows (amounts in thousands):

For the year ended December 31,
2019	$66,959
2020	66,691
2021	65,130
2022	56,444
2023	47,644
Thereafter	208,923
Total	$511,791

As Lessee

Ground Lease

The Company is a lessee under a ground lease in Greensboro, North Carolina, which is classified as an operating lease. The ground lease expires March 3, 2020 and provides for up to five, 5-year renewal options and one seven-month renewal option. On January 1, 2019, upon adoption of ASC 842, the Company recorded a $4,381,000 liability for the obligation to make payments under the lease and a $4,381,000 asset for the right to use the underlying asset during the lease term which were included in other liabilities and other assets, respectively, on the consolidated balance sheet. Lease payments associated with renewal option periods that the Company determined were reasonably certain to be exercised are included in the measurement of the lease liability and right of use asset. The Company applied a discount rate of 4.75%, based on its incremental borrowing rate given the term of the lease, as the rate implicit in the lease is not known. As of September 30, 2019, the remaining lease term is 10.4 years. During the three and nine months ended September 30, 2019, the Company recognized $131,000 and $394,000, respectively, of lease expense related to this ground lease which is included in Real estate expenses on the consolidated statements of income.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2019 (Continued)

Note 3 – Leases (Continued)

Office Lease

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. During 2019 the lease was amended to, among other things, extend the expiration to December 31, 2031 and provide one, 5-year renewal option. As a result, the Company recorded a $646,000 liability for the obligation to make payments under the lease and a $646,000 asset for the right to use the underlying asset during the lease term which were included in other liability and other assets, respectively, on the consolidated balance sheet. Lease payments associated with the renewal option period, which was determined to be reasonably certain to be exercised, are included in the measurement of the lease liability and right of use asset. The Company applied a discount rate of 3.81%, based on its incremental borrowing rate given the term of the lease, as the rate implicit in the lease is not known. As of September 30, 2019, the remaining lease term is 17.3 years. During the three and nine months ended September 30, 2019, the Company recognized $14,000 and $40,000, respectively, of lease expense related to this office lease which is included in General and administrative expenses on the consolidated statements of income.

Minimum Future Lease Payments

As of September 30, 2019, under ASC 842, the minimum future lease payments related to the operating ground and office leases are as follows (amounts in thousands):

From October 1 – December 31, 2019	$127
For the year ended December 31,
2020	510
2021	511
2022	506
2023	507
2024	557
Thereafter	3,741
Total undiscounted cash flows	$6,459
Present value discount	(1,595)
Lease liability	$4,864

As of December 31, 2018, under ASC 840, the minimum future lease payments related to the operating ground and office leases were as follows (amounts in thousands):

For the year ended December 31,
2019	$454
2020	127
2021	47
2022	—
2023	—
Thereafter	—
Total	$628

Note 4 – Earnings Per Common Share

Basic earnings per share was determined by dividing net income allocable to common stockholders for each period by the weighted average number of shares of common stock outstanding during the applicable period. Net income is also allocated to the unvested restricted stock outstanding during each period, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. As of September 30, 2019, the shares of common stock underlying the restricted stock units (the “RSUs”) awarded under the 2019 and 2016 Incentive Plans (see Note 13) are excluded from the basic earnings per share calculation, as these units are not participating securities.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2019 (Continued)

Note 4 – Earnings Per Common Share (Continued)

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

The following table identifies the number of shares of common stock underlying the RSUs that are included in determining the diluted weighted average number of shares of common stock:

			Three and Nine Months Ended			Three and Nine Months Ended
			September 30, 2019 (b)			September 30, 2018 (c)
	Total Number of		Return on	Stockholder		Return on	Stockholder
	Underlying		Capital	Return		Capital	Return
Date of Award	Shares (a)		metric	metric	Total	metric	metric	Total
September 26, 2017	76,250	(d)	26,840	27,224	54,064	33,524	38,125	71,649
July 1, 2018	76,250	(e)	22,321	—	22,321	30,929	—	30,929
July 1, 2019	77,776	(f)	15,168	—	15,168	n/a	n/a	n/a
Totals	230,276		64,329	27,224	91,553	64,453	38,125	102,578
(a)	The RSUs awarded in 2017, 2018 and 2019 vest, subject to satisfaction of the applicable market and/or performance conditions, on June 30, 2020, 2021 and 2022, respectively (see Note 13).
(b)	Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is September 30, 2019.
(c)	Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is September 30, 2018.
(d)	None of the remaining 22,186 shares and 4,601 shares are included at September 30, 2019 and 2018, respectively, as the applicable condition had not been met for these shares at the respective measurement dates.
(e)	None of the remaining 53,929 shares and 45,321 shares are included at September 30, 2019 and 2018, respectively, as the applicable conditions had not been met for these shares at the respective measurement date.
(f)	None of the remaining 62,608 shares are included at September 30, 2019, as the applicable conditions had not been met for these shares at the measurement date.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2019 (Continued)

Note 4 – Earnings Per Common Share (Continued)

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator for basic and diluted earnings per share:
Net income	$5,097	$10,182	$13,666	$21,381
Add/deduct net loss (income) attributable to non-controlling interests	21	(35)	(465)	(866)
Less earnings allocated to unvested restricted stock (a)	(303)	(342)	(924)	(879)
Net income available for common stockholders: basic and diluted	$4,815	$9,805	$12,277	$19,636

Denominator for basic earnings per share:
Weighted average number of common shares	19,191	18,646	19,037	18,521
Effect of diluted securities:
RSUs	48	59	39	41
Denominator for diluted earnings per share:
Weighted average number of shares	19,239	18,705	19,076	18,562

Earnings per common share, basic	$.25	$.53	$.64	$1.06
Earnings per common share, diluted	$.25	$.52	$.64	$1.06
a)	Represents an allocation of distributed earnings to unvested restricted stock that, as participating securities, are entitled to receive dividends.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2019 (Continued)

Note 5 – Real Estate Acquisitions

The charts below detail the Company’s acquisitions of real estate and the allocation of the purchase price during the nine months ended September 30, 2019 (amounts in thousands). The Company determined that with respect to each of these acquisitions, the gross assets acquired are concentrated in a single identifiable asset. Therefore, these transactions do not meet the definition of a business and are accounted for as asset acquisitions. As such, direct transaction costs associated with these asset acquisitions have been capitalized to real estate assets and depreciated over their respective useful lives.

				Capitalized
				Third Party
		Contract		Real Estate
		Purchase	Terms of	Acquisition
Description of Property	Date Acquired	Price	Payment	Costs
Zwanenberg Food Group/Metro Carpets industrial facility,
Nashville, Tennessee	May 30, 2019	$8,000	All cash (a)	$77
Echo, Inc. industrial facility,
Wauconda, Illinois	May 30, 2019	3,800	All cash	26
Tinicum Mechanical Supply/Philly Motors industrial facility,
Bensalem, Pennsylvania	June 18, 2019	6,200	All cash (b)	168
International Flora Technologies industrial facility,
Chandler, Arizona	June 26, 2019	8,650	All cash (c)	57
Nissan North America industrial facility,
LaGrange, Georgia	July 24, 2019	5,200	All cash (d)	73
Continental Hydraulics industrial facility,
Shakopee, Minnesota	September 13, 2019	8,000	All cash	55
Totals		$39,850		$456
(a)	In July 2019, the Company obtained new mortgage debt of $5,200 which bears interest at 3.95% and matures August 2029.
(b)	In September 2019, the Company obtained new mortgage debt of $4,075 which bears interest at 4.05% and matures October 2029.
(c)	In October 2019, the Company obtained new mortgage debt of $5,200 which bears interest at 4.10% and matures November 2030.
(d)	In October 2019, the Company obtained new mortgage debt of $3,200 which bears interest at 4.00% and matures December 2028.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2019 (Continued)

Note 5 – Real Estate Acquisitions (Continued)

		Building &	Intangible Lease
Description of Property	Land	Improvements	Asset	Liability	Total
Zwanenberg Food Group/Metro Carpets industrial facility,
Nashville, Tennessee	$1,058	$6,350	$750	$(81)	$8,077
Echo, Inc. industrial facility,
Wauconda, Illinois	67	3,424	339	(4)	3,826
Tinicum Mechanical Supply/Philly Motors industrial facility,
Bensalem, Pennsylvania	1,602	4,322	664	(220)	6,368
International Flora Technologies industrial facility,
Chandler, Arizona	1,334	7,373	—	—	8,707
Nissan North America industrial facility,
LaGrange, Georgia	298	4,499	627	(151)	5,273
Continental Hydraulics industrial facility,
Shakopee, Minnesota	1,875	5,457	944	(221)	8,055
Totals	$6,234	$31,425	$3,324	$(677)	$40,306

Property Acquisitions Subsequent to September 30, 2019

On October 3, 2019, the Company acquired an industrial property located in Rincon, Georgia for $6,400,000. The initial term of the lease expires in 2029.

On October 23, 2019, the Company acquired an industrial property located in Chandler, Arizona for $3,000,000. The initial term of the lease expires in 2024.

Note 6 – Sale of Properties and Property Held-for-Sale

Sale of Properties

The following chart details the Company’s sales of real estate during the nine months ended September 30, 2019 and 2018 (amounts in thousands):

		Gross	Gain on Sale of
Description of Property	Date Sold	Sales Price	Real Estate, Net
Retail property,
Clemmons, North Carolina (a)	June 20, 2019	$5,500	$1,099	(b)
Retail property,
Athens, Georgia	August 23, 2019	6,050	1,045	(c)
Land,
Wheaton, Illinois	August 29, 2019	12,035	1,499
Totals – nine months ended September 30, 2019		$23,585	$3,643

Retail property,
Fort Bend, Texas (d)	January 30, 2018	$9,200	$2,408
Land,
Lakemoor, Illinois	September 14, 2018	8,459	4,585	(e)
Totals – nine months ended September 30, 2018		$17,659	$6,993

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2019 (Continued)

Note 6 – Sale of Properties and Property Held-for-Sale (Continued)

(a)	This property was owned by a consolidated joint venture in which the Company held a 90% interest. The non-controlling interest’s share of the gain was $422.
(b)	Excludes prepayment costs on debt related to a swap termination fee of $40 included in mortgage interest expense.
(c)	Excludes prepayment costs on debt related to a swap termination fee of $161 included in mortgage interest expense.
(d)	This property was owned by a consolidated joint venture in which the Company held an 85% interest. The non-controlling interest’s share of the gain was $776.
(e)	Includes $5,717, representing the unamortized balance of a $5,906 fixed rent payment which was received and recorded as deferred income in November 2017 and was to be included in rental income over the term of the lease.

Property Held-for-Sale

In July 2019, the Company entered into a contract to sell a retail property located in Houston, Texas for $1,675,000. The buyer’s right to terminate the contract without penalty expired on August 22, 2019. At September 30, 2019, the Company classified the $1,227,000 net book value of the property’s land, building and improvements, unbilled rent receivable and prepaid leasing commissions as Property held-for-sale in the accompanying balance sheet. The property was sold on October 21, 2019 and resulted in a gain of approximately $218,000, which will be included in Gain on sale of real estate, net, for the three months and year ending December 31, 2019.

Note 7 – Variable Interest Entities, Contingent Liability and Consolidated Joint Ventures

Variable Interest Entity – Ground Lease

The Company determined it has a variable interest through its ground lease at its Beachwood, Ohio property and the owner/operator is a VIE because its equity investment at risk is insufficient to finance its activities without additional subordinated financial support. The Company further determined that it is not the primary beneficiary of this VIE because the Company has shared power over certain activities that most significantly impact the owner/operator’s economic performance (i.e., shared rights on the sale of the property) and therefore, does not consolidate this VIE for financial statement purposes. Accordingly, the Company accounts for this investment as land and the revenues from the ground lease as Rental income, net.

Ground lease rental income amounted to $383,000 and $1,354,000 for the three and nine months ended September 30, 2019, respectively, and $925,000 and $2,872,000 for the three and nine months ended September 30, 2018, respectively. Included in these amounts is rental income of $203,000 and $814,000 for the three and nine months ended September 30, 2019, respectively, and $512,000 and $1,659,000 for the three and nine months ended September 30, 2018, respectively, from previously held VIE properties in Lakemoor and Wheaton, Illinois, which the Company sold in September 2018 and August 2019, respectively (see Note 6).

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2019 (Continued)

Note 7 – Variable Interest Entities, Contingent Liability and Consolidated Joint Ventures (Continued)

The following chart details the VIE through the Company’s ground lease and the aggregate carrying amount and maximum exposure to loss as of September 30, 2019 (dollars in thousands):

				Owner/		Carrying
		Land		Operator		Amount and
		Contract	# Units in	Mortgage		Maximum
		Purchase	Apartment	from	Type of	Exposure to
Description of Property(a)	Date Acquired	Price	Complex	Third Party(b)	Exposure	Loss
The Vue Apartments,
Beachwood, Ohio	August 16, 2016	$13,896	348	$67,444	Land	$13,901
(a)	Simultaneously with the purchase, the Company entered into a triple net ground lease with affiliates of Strategic Properties of North America, the owner/operator of this property.
(b)	Simultaneously with the closing of the acquisition, the owner/operator obtained a mortgage from a third party which, together with the Company’s purchase of the land, provided substantially all of the funds to acquire the complex. The Company provided its land as collateral for the owner/operator’s mortgage loan; accordingly, the land position is subordinated to the mortgage. No other financial support has been provided by the Company to the owner/operator.

At December 31, 2018, Restricted cash on the consolidated balance sheet included (i) a cash reserve balance of $356,000 to cover renovation work at the Wheaton, Illinois property which was sold in August 2019 and (ii) an escrow deposit of $750,000 from the owner/operator of the Beachwood, Ohio property which was paid in January 2019. There was no restricted cash balance at September 30, 2019.

Variable Interest Entities – Consolidated Joint Ventures

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

The following is a summary of the consolidated VIEs’ carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	September 30,	December 31,
	2019	2018 (a)
Land	$12,158	$14,722
Buildings and improvements, net of accumulated depreciation of $4,109 and $4,119, respectively	24,426	27,642
Cash	1,029	1,020
Unbilled rent receivable	870	1,211
Unamortized intangible lease assets, net	776	890
Escrow, deposits and other assets and receivables	715	810
Mortgages payable, net of unamortized deferred financing costs of $328 and $391, respectively	24,404	26,850
Accrued expenses and other liabilities	708	761
Unamortized intangible lease liabilities, net	613	1,694
Accumulated other comprehensive (loss) income	(85)	31
Non-controlling interests in consolidated joint ventures	1,172	1,449
(a)	Includes a consolidated joint venture, in which the Company held a 90% interest located in Clemmons, North Carolina which was sold in June 2019 (see Note 6).

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2019 (Continued)

Note 7 – Variable Interest Entities, Contingent Liability and Consolidated Joint Ventures (Continued)

MCB Real Estate, LLC and its affiliates (‘‘MCB’’) are the Company’s joint venture partner in three and four consolidated joint ventures at September 30, 2019 and December 31, 2018, respectively, in which the Company has aggregate equity investments of approximately $7,503,000 and $9,891,000, respectively.

Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and may not be pro rata to the equity interest each partner has in the applicable venture.

Note 8 – Investment in Unconsolidated Joint Ventures

The Company participates in four unconsolidated joint ventures, each of which owns and operates one property. At September 30, 2019 and December 31, 2018, the Company’s equity investment in these ventures totaled $11,070,000 and $10,857,000, respectively. The Company recorded equity in earnings of $50,000 and equity in loss of $32,000 for the three and nine months ended September 30, 2019, respectively, and, in addition to the equity in earnings from the sale of properties of $2,057,000 in 2018, equity in earnings of $173,000 and $716,000 for the three and nine months ended September 30, 2018, respectively. Included in equity in earnings for the nine months ended September 30, 2018 is $110,000 related to the discontinuance of hedge accounting on a mortgage swap related to an unconsolidated joint venture property, located in Milwaukee, Wisconsin, that was sold in July 2018 (see Note14).

At September 30, 2019 and December 31, 2018, MCB and the Company are partners in an unconsolidated joint venture in which the Company’s equity investment is approximately $8,898,000 and $9,087,000, respectively.

Note 9 – Debt Obligations

Mortgages Payable

The following table details the Mortgages payable, net, balances per the consolidated balance sheets (amounts in thousands):

	September 30,	December 31,
	2019	2018
Mortgages payable, gross	$439,417	$423,096
Unamortized deferred financing costs	(4,302)	(4,298)
Mortgages payable, net	$435,115	$418,798

Line of Credit

On July 1, 2019, the Company amended its credit facility with Manufacturers & Traders Trust Company, People’s United Bank, VNB New York, LLC, and Bank Leumi USA, which among other things, extended the facility’s maturity to December 31, 2022 from December 31, 2019. In connection with the amendment, the Company incurred a $550,000 commitment fee which will be amortized over the remaining term of the facility. The Company can borrow up to $100,000,000, subject to borrowing base requirements. The Company's interest rate is the one month LIBOR rate plus an applicable margin ranging from 175 basis points to 300 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility. At September 30, 2019 and 2018, the applicable margin was 200 and 175 basis points, respectively. An unused facility fee of .25% per annum applies to the facility. The average interest rate on the facility was approximately 4.14% and 3.62% for the nine months ended September 30, 2019 and 2018, respectively. The Company was in compliance with all covenants at September 30, 2019.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2019 (Continued)

Note 9 – Debt Obligations (Continued)

The following table details the Line of credit, net, balances per the consolidated balance sheets (amounts in thousands):

	September 30,	December 31,
	2019	2018
Line of credit, gross	$19,450	$30,000
Unamortized deferred financing costs	(670)	(312)
Line of credit, net	$18,780	$29,688

At November 4, 2019, there was an outstanding balance of $22,650,000 (before unamortized deferred financing costs) under the facility.

Note 10 – Related Party Transactions

Compensation and Services Agreement

Pursuant to the compensation and services agreement with Majestic Property Management Corp. (“Majestic”), Majestic provides the Company with the services of executive, administrative, legal, accounting, clerical and property management personnel, as well as property acquisition, sale and lease consulting and brokerage services, consulting services with respect to mortgage financings and construction supervisory services (collectively, the “Services”). Majestic is wholly-owned by the Company’s vice-chairman and certain of the Company’s executive officers are officers of, and are compensated by, Majestic. The amount the Company pays Majestic for the Services is approved each year by the Company’s Compensation and/or Audit Committees and the independent directors.

In consideration for the Services, the Company paid Majestic $705,000 and $2,110,000 for the three and nine months ended September 30, 2019, respectively, and $687,000 and $2,054,000 for the three and nine months ended September 30, 2018, respectively. Included in these fees are $325,000 and $971,000 of property management costs for the three and nine months ended September 30, 2019, respectively, and $307,000 and $915,000 for the three and nine months ended September 30, 2018, respectively. The amounts paid for property management services is based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively. The Company does not pay Majestic with respect to properties managed by third parties. Majestic credits against the amounts due to it under the compensation and services agreement any management or other net payments received by it from any joint venture in which the Company is a joint venture partner. The Company also paid Majestic, pursuant to the compensation and services agreement, $54,000 and $162,000 in the three and nine months ended September 30, 2019 and 2018, respectively, for the Company’s share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies. The Company does not pay Majestic for any services except as described in this paragraph.

Executive officers and others providing services to the Company under the compensation and services agreement were awarded shares of restricted stock and RSUs under the Company’s stock incentive plans (described in Note 13). The related expense charged to the Company’s operations was $521,000 and $1,453,000 for the three and nine months ended September 30, 2019, respectively, and $483,000 and $1,332,000 for the three and nine months ended September 30, 2018, respectively.

The amounts paid under the compensation and services agreement (except for the property management costs which are included in Real estate expenses) and the costs of the stock incentive plans are included in General and administrative expense on the consolidated statements of income for the three and nine months ended September 30, 2019 and 2018, respectively.

Joint Venture Partners and Affiliates

The Company paid an aggregate of $21,000 and $62,000 for the three and nine months ended September 30, 2019, respectively, and $21,000 and $86,000 for the three and nine months ended September 30, 2018, respectively, to its consolidated joint venture partners or their affiliates (none of whom are officers, directors or employees of the Company) for property management services, which are included in Real estate expenses on the consolidated statements of income.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2019 (Continued)

Note 10 – Related Party Transactions (Continued)

The Company’s unconsolidated joint ventures paid management fees of $29,000 and $85,000 for the three and nine months ended September 30, 2019, respectively, and $39,000 and $135,000 for the three and nine months ended September 30, 2018, respectively, to the other partner of the venture, which reduced Equity in earnings by $15,000 and $42,000 for the three and nine months ended September 30, 2019, respectively, and $19,000 and $67,000 for the three and nine months ended September 30, 2018, respectively.

Other

During 2019 and 2018, the Company paid quarterly fees of $72,400 and $69,000, respectively, to the Company’s chairman, and $28,900 and $27,500, respectively, to the Company’s vice-chairman. These fees are included in General and administrative expenses on the consolidated statements of income.

The Company obtains its property insurance in conjunction with Gould Investors L.P. (“Gould Investors”), a related party, and reimburses Gould Investors annually for the Company’s insurance cost relating to its properties. Included in Real estate expenses on the consolidated statements of income is insurance expense of $249,000 and $696,000 for the three and nine months ended September 30, 2019, respectively, and $241,000 and $646,000 for the three and nine months ended September 30, 2018, respectively, of amounts reimbursed to Gould Investors in prior periods.

Note 11 – Common Stock Cash Dividend

On September 11, 2019, the Board of Directors declared a quarterly cash dividend of $.45 per share on the Company’s common stock, totaling approximately $8,942,000. The quarterly dividend was paid on October 10, 2019 to stockholders of record on September 25, 2019.

Note 12 – Shares Issued through the At-the-Market Equity Offering Program

During the nine months ended September 30, 2019, the Company sold 180,120 shares for proceeds of $5,392,000, net of commissions of $54,000, and incurred offering costs of $136,000 for professional fees. The Company did not sell any shares during the three months ended September 30, 2019.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2019 (Continued)

Note 13 – Stock Based Compensation

The Company’s 2019 Incentive Plan (‘‘Plan’’), approved by the Company’s stockholders in June 2019, permits the Company to grant, among other things, stock options, restricted stock, RSUs, performance share awards and dividend equivalent rights and any one or more of the foregoing to its employees, officers, directors and consultants. A maximum of 750,000 shares of the Company’s common stock is authorized for issuance pursuant to this Plan. As of September 30, 2019, an aggregate of 77,776 shares subject to awards in the form of RSUs have been granted under the Plan.

Under the Company’s 2016 and 2012 equity incentive plans (collectively, the “Prior Plans "), as of September 30, 2019, an aggregate of 826,750 shares of restricted stock and RSUs are outstanding and have not yet vested. No additional awards may be granted under the Prior Plans.

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

In the third quarter of each of 2017, 2018 and 2019, the Company granted RSUs exchangeable for up to 76,250, 76,250 and 77,776 shares, respectively, of common stock upon satisfaction, through June 30, 2020, June 30, 2021 and June 30, 2022, respectively, of specified conditions.  Specifically, up to 50% of these RSUs vest upon achievement of metrics related to average annual total stockholder return (the “TSR Awards”), which metrics meet the definition of a market condition, and up to 50% vest upon achievement of metrics related to average annual return on capital (the “ROC Awards”), which metrics meet the definition of a performance condition.  The holders of the RSUs are not entitled to dividends or to vote the underlying shares until such RSUs vest and shares are issued.  Accordingly, the shares underlying these RSUs are not included in the shares shown as outstanding on the balance sheet. For the TSR awards, a third party appraiser prepared a Monte Carlo simulation pricing model to determine the fair value, which is recognized ratably over the service period. The Monte Carlo valuation consisted of computing the grant date fair value of the awards using the Company's simulated stock price. For the 2019 TSR awards, the per unit or share fair value was estimated using the following assumptions: an expected life of three years, a dividend rate of 6.22%, a risk-free interest rate of 1.79% - 2.07% and an expected price volatility of 21.37% - 23.04%. The expected price volatility was calculated based on historical and implied volatility. For the ROC Awards, the fair value is based on the market value on the date of grant and the performance assumptions are re-evaluated quarterly. The Company does not recognize expense on ROC Awards which it does not expect to vest.

As of September 30, 2019, based on performance and market assumptions, the fair value of the RSUs granted in 2017, 2018 and 2019 is $787,000, $856,000 and $923,000, respectively. Recognition of such deferred compensation expense will be charged to General and administrative expense over the respective three year performance cycle. None of these RSUs were forfeited or vested during the nine months ended September 30, 2019.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2019 (Continued)

Note 13 – Stock Based Compensation (Continued)

The following is a summary of the activity of the equity incentive plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Restricted stock grants:
Number of shares	—	—	150,050	144,750
Average per share grant price	—	—	$25.70	$25.31
Deferred compensation to be recognized over vesting period	—	—	$3,856,000	$3,664,000

Number of non-vested shares:
Non-vested beginning of period	689,150	651,500	651,250	612,900
Grants	—	—	150,050	144,750
Vested during period	(2,500)	—	(114,650)	(106,000)
Forfeitures	(12,400)	(250)	(12,400)	(400)
Non-vested end of period	674,250	651,250	674,250	651,250

RSU grants:
Number of underlying shares	77,776	76,250	77,776	76,250
Average per share grant price	$28.96	$26.41	$28.96	$26.41
Deferred compensation to be recognized over vesting period	$923,000	$1,136,000	$923,000	$1,136,000

Number of non-vested shares:
Non-vested beginning of period	152,500	76,250	152,500	76,250
Grants	77,776	76,250	77,776	76,250
Vested during period	—	—	—	—
Forfeitures	—	—	—	—
Non-vested end of period	230,276	152,500	230,276	152,500

Restricted stock and RSU grants:
Weighted average per share value of non-vested shares (based on grant price)	$24.98	$23.83	$24.98	$23.83
Value of stock vested during the period (based on grant price)	$61,500	$—	$2,365,000	$2,289,000
Weighted average per share value of shares forfeited during the period (based on grant price)	$24.41	$23.39	$24.41	$23.59

The total charge to operations:
Outstanding restricted stock grants	$717,000	$763,000	$2,403,000	$2,263,000
Outstanding RSUs	225,000	208,000	431,000	390,000
Total charge to operations	$942,000	$971,000	$2,834,000	$2,653,000

As of September 30, 2019, total compensation costs of $7,965,000 and $1,559,000 related to non-vested restricted stock awards and RSUs, respectively, have not yet been recognized. These compensation costs will be charged to General and administrative expense over the remaining respective vesting periods. The weighted average remaining vesting period is 2.4 years for the restricted stock and 1.8 years for the RSUs.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2019 (Continued)

Note 14 – Fair Value Measurements

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

At September 30, 2019, the $453,349,000 estimated fair value of the Company’s mortgages payable is more than their $439,417,000 carrying value (before unamortized deferred financing costs) by approximately $13,932,000 assuming a blended market interest rate of 3.75% based on the 8.0 year weighted average remaining term to maturity of the mortgages. At December 31, 2018, the $420,396,000 estimated fair value of the Company’s mortgages payable is less than their $423,096,000 carrying value (before unamortized deferred financing costs) by approximately $2,700,000 assuming a blended market interest rate of 4.41% based on the 8.7 year weighted average remaining term to maturity of the mortgages.

At September 30, 2019 and December 31, 2018, the carrying amount of the Company’s line of credit (before unamortized deferred financing costs) of $19,450,000 and $30,000,000, respectively, approximates its fair value.

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

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2019 (Continued)

Note 14 – Fair Value Measurements (Continued)

Fair Value on a Recurring Basis

The fair value of the Company’s derivative financial instruments, using Level 2 inputs, was determined to be the following (amounts in thousands):

	As of	Carrying and Fair Value
Financial assets:
Interest rate swaps	September 30, 2019	$34
	December 31, 2018	2,399
Financial liabilities:
Interest rate swaps	September 30, 2019	$3,414
	December 31, 2018	505

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty. As of September 30, 2019, the Company has assessed and determined the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company determined its derivative valuation is classified in Level 2 of the fair value hierarchy.

As of September 30, 2019, the Company had entered into 24 interest rate derivatives, all of which were interest rate swaps, related to 24 outstanding mortgage loans with an aggregate $107,608,000 notional amount and mature between 2021 and 2028 (weighted average remaining term to maturity of 5.3 years). Such interest rate swaps, all of which were designated as cash flow hedges, converted LIBOR based variable rate mortgages to fixed annual rate mortgages (with interest rates ranging from 3.02% to 5.38% and a weighted average interest rate of 4.12% at September 30, 2019). The fair values of the Company’s derivatives in asset and liability positions are reflected as other assets or other liabilities on the consolidated balance sheets.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2019 (Continued)

Note 14 – Fair Value Measurements (Continued)

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
One Liberty Properties, Inc. and Consolidated subsidiaries
Amount of (loss) gain recognized on derivatives in other comprehensive (loss) income	$(1,319)	$827	$(5,281)	$4,336
Amount of reclassification from Accumulated other comprehensive (loss) income into Interest expense	(139)	(44)	(6)	(335)

Unconsolidated Joint Ventures (Company’s share)
Amount of gain recognized on derivatives in other comprehensive (loss) income	n/a	n/a	n/a	$69
Amount of reclassification from Accumulated other comprehensive (loss) income into Equity in earnings (loss) of unconsolidated joint ventures	n/a	n/a	n/a	103

During the nine months ended September 30, 2019 and 2018, the Company (including one of its unconsolidated joint ventures) discontinued hedge accounting on three interest rate swaps as the forecasted hedged transactions were no longer probable of occurring. As a result, during the three and nine months ended September 30, 2019, the Company reclassified $161,000 and $201,000, respectively, of realized loss from Accumulated other comprehensive (loss) income to earnings. During the nine months ended September 30, 2018, the Company reclassified $110,000 of realized gain from Accumulated other comprehensive loss (income) to earnings. No gain or loss was recognized with respect to amounts excluded from effectiveness testing on the Company’s cash flow hedges for the three and nine months ended September 30, 2019 and 2018.

During the twelve months ending September 30, 2020, the Company estimates an additional $555,000 will be reclassified from Accumulated other comprehensive (loss) income as an increase to Interest expense.

The derivative agreements in effect at September 30, 2019 provide that if the wholly-owned subsidiary of the Company which is a party to such agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, the Company could be held liable for such swap breakage losses.

As of September 30, 2019 and December 31, 2018, the fair value of the derivatives in a liability position, including accrued interest of $6,000 and $8,000, respectively, but excluding any adjustments for non-performance risk, was approximately $3,622,000 and $554,000, respectively. In the event the Company had breaches of any of the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $3,622,000 and $554,000 as of September 30, 2019 and December 31, 2018, respectively. This termination liability value, net of adjustments for non-performance risk of $202,000 and $41,000, is included in Accrued expenses and other liabilities on the consolidated balance sheet at September 30, 2019 and December 31, 2018, respectively.

Note 15 – New Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. The Company is evaluating the new guidance to determine if, and to the extent, it will impact the Company’s consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2019 (Continued)

Note 15 – New Accounting Pronouncements (Continued)

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

Note 16 – Subsequent Events

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

We acquire, own and manage a geographically diversified portfolio consisting primarily of industrial, retail (including furniture stores and supermarkets), restaurant, health and fitness and theater properties, many of which are subject to long-term net leases.  As of September 30, 2019, we own 126 properties (including four properties owned by consolidated joint ventures and four properties owned by unconsolidated joint ventures) located in 31 states.  Based on square footage, our occupancy rate at September 30, 2019 is approximately 96.5%.

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

We are sensitive to the risks facing the retail industry as a result of the growth of e-commerce. We are addressing our exposure to the retail industry by emphasizing the acquisition of industrial properties and by being especially selective in acquiring retail properties. Approximately 49.6% of our contractual rental income (as described below) is derived from industrial properties and 34.7%, 4.8%, 4.5%, 3.3%, and 3.1% from retail, restaurant, health and fitness, theaters and other properties, respectively.

Our 2019 contractual rental income is approximately $71.1 million and represents, after giving effect to any abatements, concessions or adjustments, the base rent payable to us during the twelve months ending September 30, 2020 under leases in effect at September 30, 2019. Contractual rental income excludes: (i) approximately $667,000 of straight-line rent and $741,000 of amortization of intangibles; (ii) our share of the rental income payable to our unconsolidated joint ventures, which is approximately $1.6 million; (iii) $420,000 of contractual rental income from our Philadelphia, Pennsylvania property as the tenant advised that it intends to cease its operations; and (iv) $125,000 of contractual rental income from our Houston, Texas property which was sold in October 2019.

The following table sets forth scheduled expirations of leases for our properties as of September 30, 2019 for the periods indicated below:

				Percentage of
	Number	Approximate		Contractual Rental
Lease Expiration (1)	of	Square	Contractual	Income
12 Months Ending	Expiring	Footage Subject to	Rental Income Under	Represented by
September 30,	Leases	Expiring Leases (2)	Expiring Leases	Expiring Leases
2020	3	29,509	$421,571.6
2021	15	333,263	2,309,257	3.2
2022	23	2,143,394	14,130,275	19.9
2023	21	813,767	5,253,509	7.4
2024	22	1,159,388	8,497,915	11.9
2025	14	573,652	6,048,258	8.5
2026	8	230,189	3,523,673	5.0
2027	11	988,417	6,324,356	8.9
2028	10	741,871	4,870,256	6.8
2029	7	948,545	4,688,328	6.6
2030 and thereafter	23	1,847,466	15,032,432	21.2
	157	9,809,461	$71,099,830	100.0
(1)	Lease expirations assume tenants do not exercise existing renewal or termination options.
(2)	Excludes an aggregate of 282,603 square feet of (i) vacant space, (ii) space at our Houston, Texas property sold in October 2019 and (iii) space at our Philadelphia, Pennsylvania property whose tenant has advised that it intends to cease operations.

Property Transactions During the Three Months Ended September 30, 2019

During the three months ended September 30, 2019, we acquired two industrial properties for an aggregate purchase price of $13.3 million, including $128,000 of transaction costs that were capitalized. These acquisitions contributed $122,000 of rental income, net, and $47,000 of depreciation and amortization expense during the three months ended September 30, 2019. We estimate that commencing October 1, 2019, the aggregate quarterly rental income (excluding variable lease revenues) and depreciation and amortization expense from these properties will be $238,000 and $99,000, respectively.

On August 23, 2019, we sold a retail property located in Athens, Georgia for $5.8 million, net of closing costs, paid off the $2.6 million mortgage and recognized a $1.0 million gain. This property contributed $349,000 and $439,000 of rental income, net, $69,000 and $81,000 of depreciation and amortization expense and $242,000 (including a $161,000 mortgage swap termination expense) and $97,000 of mortgage interest expense in the nine months ended September 30, 2019 and 2018, respectively.

On August 29, 2019, we sold a land parcel located in Wheaton, Illinois, which was ground leased to the owner/operators of a multi-family complex. Our gain from this sale was $1.5 million. Rental income from this property was $814,000 and $859,000 in the nine months ended September 30, 2019 and 2018, respectively. There were no expenses related to this property.

Property Transactions Subsequent to September 30, 2019

On October 3, 2019, we purchased an industrial property in Rincon, Georgia for $6.4 million. We estimate that commencing November 1, 2019, the quarterly rental income (excluding variable lease revenues) from this property will be $115,000.

On October 21, 2019, we sold a retail property tenanted by Aaron’s Inc., located in Houston, Texas, for a sales price of $1.4 million, net of closing costs. We anticipate our gain from this sale, which will be recognized in the three months and year ending December 31, 2019, will be approximately $218,000.

On October 22, 2019, in consideration for the payment to us of $400,000, which will be recognized as lease termination fee income in the quarter and year ending December 31, 2019, we agreed to terminate the lease at a property in Newark, Delaware. We entered into a lease with a new tenant and anticipate that we will record approximately $107,000 of rental income (excluding variable lease payments, if any) per quarter from this new lease.

On October 23, 2019, we purchased an industrial property in Chandler, Arizona for $3.0 million. We estimate that commencing November 1, 2019, the quarterly rental income (excluding variable lease revenues) from this property will be $55,000.

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

Our tenant at an assisted living facility in Round Rock, Texas, which we refer to as the Round Rock Property, filed for bankruptcy protection in December 2018 and though they subsequently rejected the lease, the tenant-debtor continues to occupy the property. At September 30, 2019, the net book value and mortgage debt associated with this property was $15.8 million and $13.2 million, respectively. During the nine months ended September 30, 2019, we paid principal mortgage payments of $294,000 and incurred costs of $1.5 million (i.e., mortgage interest of $545,000, legal fees of approximately $775,000 and real estate taxes of $222,000) for this property and may continue to incur significant costs for an extended period. We estimate that the carrying costs (including mortgage amortization of $101,000) with respect to this property for the three months ending December 31, 2019 will be approximately $375,000, excluding legal fees. In October 2019, we settled our bankruptcy court claim against the tenant-debtor (but not, as described below, against the lease guarantor) for, among other things, $584,000, which we will recognize as rental income in the quarter ending December 31, 2019. We entered into a contract to sell this property for $16.6 million. There are various conditions that must be satisfied before the purchaser is obligated to complete this transaction and we cannot provide any assurance that the sale will be completed on a timely basis or at all. In addition, we commenced litigation (OLP Wyoming Springs, LLC, v. Harden Healthcare, LLC, United States District Court, Western District of Texas, Austin, Case No. 1:19-cv-00777-RP (Removed from the District Court of Williamson County, Texas)), against the guarantors of the lease, who we refer to collectively as the “Guarantor”, seeking, among other things, recovery for the damages we have and continue to incur. We cannot provide any assurance that we will be successful in any litigation seeking compensation from the Guarantor for such damages.

A multi-family complex, which we refer to as The Vue, ground leases from us the underlying land located in Beachwood, Ohio. In the fourth quarter of 2018, we, at the request of the owner/operator of The Vue, reduced the annual base rent payable to us in 2019 to $783,000 from the base rent of $1.6 million in 2018. At September 30, 2019, (i) there are no unbilled rent receivables, intangibles or tenant origination costs associated with this property and (ii) the net book value of our land subject to this ground lease is $13.9 million and is subordinate to $67.4 million of mortgage debt incurred by the owner/operator. Unlike most of our tenancies, the owner/operator is responsible for the property’s current monthly mortgage interest payments of $228,000 – the interest only period with respect to such mortgage expires August 2020. See “ - Off Balance Sheet Arrangement” and Note 7 to our consolidated financial statements.

We are pursuing a re-development of a community shopping center located in Manahawkin, New Jersey (the “Manahawkin Property”), which is owned by an unconsolidated joint venture in which we have a 50% equity interest. At December 31, 2018 and September 30, 2019, the occupancy rate (based on square footage) was approximately 52.4%. As a result of, among other things, vacancies at the property (including vacancies resulting from the re-development process), we estimate that for the three months ending December 31, 2019, our share of the base rent payable to be generated at this property will be approximately $348,000. Our share of the base rent in the three and nine months ended September 30, 2019 was $344,000 and $1.1 million, respectively, compared to $476,000 and $1.4 million, respectively, for the corresponding period of 2018. We believe that during the re-development period, cash flow from the operations at this property will cover a significant portion of the property’s carrying costs and debt service obligations and that any shortfall will be covered by the cash available to the joint venture and capital contributions to the venture by us and our joint venture partner. We estimate that the redevelopment will be substantially complete and the property stabilized after 2022. See “ - Liquidity and Capital Resources.”

A retail property located in Crystal Lake, Illinois has been vacant for the past two years. At September 30, 2019, the net book value of the property was $2.0 million. The mortgage on this property was paid off in July 2019. We estimate that the carrying costs with respect to this property for the three months ending December 31, 2019 will be approximately $38,000.

A tenant operating a supermarket at a property located in Philadelphia, Pennsylvania advised us in late July 2019 that it intends to cease operations. Although this tenant has paid the rent due through November 30, 2019 (other than $44,000 of real estate taxes for 2019), during the three and nine months ended September 30, 2019, we wrote off $380,000 against rental income, representing the balance of this tenant’s unbilled rent receivable. At September 30, 2019, the net book value and mortgage debt associated with this property was $6.7 million and $4.0 million, respectively. For the nine months ended September 30, 2019 and 2018, rental income, net, for this property was $33,000 (net of the $380,000 write off) and $388,000, respectively, and total operating expenses were $89,000 and $71,000, respectively. We estimate that the real estate taxes and interest expense associated with this property for the three months ending December 31, 2019 will be approximately $57,000.

We may be adversely affected if, among other things, (i) the sale of the Round Rock Property is not completed on a timely basis or at all, (ii) any of these tenants reduce, defer, or do not pay the rent payments due us or do not pay the operating expenses of the property for which they are responsible, (iii) the owner/operator of The Vue fails to pay required mortgage payments when due, (iv) we sell our interest in any of these properties when they are in distress, (v) our interests in these properties are foreclosed upon, (vi) we are required to take write-offs (other than those already taken with respect to the Round Rock Property and Philadelphia, Pennsylvania property) or impairment charges with respect to these properties, or (vii) we continue to incur significant legal fees in connection with these matters.

Results of Operations

Revenues

The following table compares Revenues for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
(Dollars in thousands)	2019	2018	(Decrease)	Change	2019	2018	(Decrease)	Change
Rental income, net	$20,414	$19,198	$1,216	6.3	$62,288	$58,484	$3,804	6.5
Lease termination fee	—	372	(372)	(100.0)	—	372	(372)	(100.0)
Total revenues	$20,414	$19,570	$844	4.3	$62,288	$58,856	$3,432	5.8

Rental income, net.

The following table details the components of rental income, net, for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
(Dollars in thousands)	2019	2018	(Decrease)	Change	2019	2018	(Decrease)	Change
Acquisitions (a)	$2,604	$401	$2,203	549.4	$6,527	$728	$5,799	796.6
Dispositions (b)	269	1,207	(938)	(77.7)	1,554	3,765	(2,211)	(58.7)
Same store (c)	17,541	17,590	(49)	(0.3)	54,207	53,991	216	0.4
Rental income, net	$20,414	$19,198	$1,216	6.3	$62,288	$58,484	$3,804	6.5
(a)	The 2019 columns represent rental income from properties acquired since January 1, 2018; the 2018 columns represent rental income from properties acquired during the nine months ended September 30, 2018.
(b)	The 2019 columns represent rental income from properties sold during the nine months ended September 30, 2019; the 2018 columns represent rental income from properties sold since January 1, 2018.
(c)	Represents rental income from properties that were owned for the entirety of the periods presented.

Changes due to acquisitions and dispositions

The three and nine months ended September 30, 2019 reflect increases of (i) $1.5 million and $5.0 million, respectively, generated by eight properties acquired in 2018, and (ii) $712,000 and $849,000, respectively, generated by six properties acquired in 2019. Offsetting these increases were decreases of $938,000 and $2.2 million, respectively, for the three and nine months ended September 30, 2019, primarily due to the inclusion, in the 2018 periods, of rental income from properties sold during 2019 and 2018.

Changes at same store properties

The changes in same store revenues during the three and nine months ended September 30, 2019 are due primarily to (i) net increases of $894,000 and $153,000, respectively, from our Round Rock Property (i.e., the inclusion during the corresponding 2018 periods of a $1.4 million non-cash allowance against rental income of the entire unbilled rent receivable balance related to this property, offset by decreases of $545,000 and $1.3 million, respectively, of rent received from this property for the three and nine months ended September 30, 2018 compared to the corresponding 2019 periods), (ii) increases of $304,000 and $947,000, respectively, due to the additional rent resulting from the expansion of our Hauppauge, New York property, and (iii) increases of $155,000 and $934,000, respectively, due to tenant reimbursements which generally relate to real estate taxes and operating expenses incurred in the same period.

These increases were offset by the inclusion, in the three and nine months ended September 30, 2018, of (i) a non-cash write-off as an addition to rental income of an $804,000 lease intangible liability related to the Savers Buyout described below and (ii) higher rent of $233,000 and $673,000, respectively, from The Vue. The changes in the three and nine months ended September 30, 2019 were also offset by a $380,000 non-cash allowance against rental income of the entire unbilled rent receivable balance related to our Philadelphia, Pennsylvania property.

Lease termination fee.

In the three and nine months ended September 30, 2018, we received a lease termination fee of $372,000 in connection with the buyout of the lease with Savers for a retail property located in Colorado, which we refer to as the “Savers Buyout”. There was no such fee in 2019.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
(Dollars in thousands)	2019	2018	(Decrease)	Change	2019	2018	(Decrease)	Change
Operating expenses:
Depreciation and amortization	$5,566	$5,672	$(106)	(1.9)	$16,353	$16,104	$249	1.5
General and administrative	3,143	3,071	72	2.3	9,319	8,999	320	3.6
Real estate expenses	3,692	2,669	1,023	38.3	10,544	8,005	2,539	31.7
State taxes	68	59	9	15.3	255	286	(31)	(10.8)
Total operating expenses	$12,469	$11,471	$998	8.7	$36,471	$33,394	$3,077	9.2

Depreciation and amortization. The increase in the nine months ended September 30, 2019 is due primarily to the inclusion of $2.0 million of such expense from the properties acquired in 2019 and 2018, including $359,000 from properties acquired in 2019. This increase was offset by the inclusion, in the corresponding period in 2018 of (i) amortization of $572,000 of tenant origination costs at several properties that, prior to 2019, were fully amortized in connection with lease expirations, (ii) $440,000 from the properties sold since January 1, 2018, and (iii) a $430,000 write-off of tenant origination costs in connection with the Savers Buyout. The increase was also offset by a $312,000 decrease due to a change in the depreciable life with respect to our Greensboro, North Carolina property.

The decrease in the three months ended September 30, 2019 is due primarily to the inclusion, in the corresponding period of 2018, of (i) a $430,000 write-off of tenant origination costs in connection with the Savers Buyout, (ii) amortization of $196,000 of tenant origination costs at several properties that, prior to 2019, were fully amortized in connection with lease expirations, and (iii) $163,000 from the properties sold since January 1, 2018. Additionally, there was a decrease of $107,000 due to a change in the depreciable life with respect to our Greensboro, North Carolina property. The decrease in the three months ended September 30, 2019 was offset by the inclusion of $781,000 of such expense from the properties acquired in 2019 and 2018 (including $279,000 from properties acquired in 2019).

General and administrative. Contributing to the increase in the nine months ended September 30, 2019 is (i) $266,000 in non-cash compensation primarily relating to the increase in the number, and higher fair value, of the shares of restricted stock granted in 2019 in comparison to the awards granted in 2014, offset by $126,000 for the cancellation of restricted stock related to the resignation of a director and (ii) approximately $120,000 due to higher compensation levels. Included in the nine months ended September 30, 2018 is a one-time professional fee of $110,000.

Real estate expenses. The increases in the three and nine months ended September 30, 2019 are due to increases of (i) $635,000 and $1.7 million, respectively, from several same store properties, including approximately $552,000 and $1.0 million, respectively, related to legal and real estate tax expense for our Round Rock Property, and for the nine months ended September 30, 2019, $162,000 and $135,000 for rent expense on our operating lease property and elevator maintenance at a property, respectively, and (ii) $420,000 and $991,000, respectively, from properties acquired since January 2018. A substantial portion of real estate expenses are rebilled to tenants and included in Rental income, net, on the consolidated statements of income, other than the Round Rock Property expenses.

Gain on sale of real estate, net.

The following table compares gain on sale of real estate, net for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
(Dollars in thousands)	2019	2018	(Decrease)	Change	2019	2018	(Decrease)	Change
Gain on sale of real estate, net	$2,544	$4,585	$(2,041)	(44.5)	$3,643	$6,993	$(3,350)	(47.9)

The gain in the three and nine months ended September 30, 2019 was realized from the sales of our Athens, Georgia property (a $1.0 million gain) and Wheaton, Illinois property (a $1.5 million gain); the nine months ended September 30, 2019 also includes a $1.1 million gain realized from the sale of our Clemmons, North Carolina property, before giving effect to the non-controlling interest’s $422,000 share of the gain.

The gain in the three and nine months ended September 30, 2018 was realized from the sale of our Lakemoor, Illinois property (a $4.6 million gain); the nine months ended September 30, 2018 also includes a $2.4 million gain realized from the sale of our Fort Bend, Texas property, before giving effect to the non-controlling interest’s $776,000 share of the gain.

Other Income and Expenses

The following table compares our other income and expenses for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
(Dollars in thousands)	2019	2018	(Decrease)	Change	2019	2018	(Decrease)	Change
Other income and expenses:
Equity in earnings (loss) of unconsolidated joint ventures	$50	$173	$(123)	(71.1)	$(32)	$716	$(748)	(104.5)
Equity in earnings from sale of unconsolidated joint venture properties	—	1,986	(1,986)	(100.0)	—	2,057	(2,057)	(100.0)
Other income	8	7	1	14.3	18	17	1	5.9
Interest:
Expense	(5,198)	(4,448)	750	16.9	(15,041)	(13,195)	1,846	14.0
Amortization and write-off of deferred financing costs	(252)	(220)	32	14.5	(739)	(669)	70	10.5

Equity in earnings (loss) of unconsolidated joint ventures. The three and nine months ended September 30, 2019 include decreases of $145,000 and $490,000, respectively, due primarily to increased vacancies (and write-offs of receivables) at the Manahawkin Property, which is in redevelopment. The nine months ended September 30, 2018 included earnings of $287,000 from a property in Milwaukee, Wisconsin that was sold in July 2018; such earnings include our $110,000 share of the gain realized from the discontinuance of hedge accounting on an interest rate swap.

Equity in earnings from sale of unconsolidated joint venture properties. The three and nine months ended September 30, 2018 include a $2.0 million gain from the sale of the Milwaukee, Wisconsin property. There were no similar sales during the three and nine months ended September 30, 2019.

Interest expense. The following table details the components of interest expense for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
(Dollars in thousands)	2019	2018	(Decrease)	Change	2019	2018	(Decrease)	Change
Interest expense:
Credit line interest	$298	$140	$158	112.9	$777	$486	$291	59.9
Mortgage interest	4,900	4,308	592	13.7	14,264	12,709	1,555	12.2
Total	$5,198	$4,448	$750	16.9	$15,041	$13,195	$1,846	14.0

Credit line interest

The increases in the three and nine months ended September 30, 2019 are substantially due to increases of $15.8 million (i.e., from $8.6 million to $24.4 million) and $8.4 million (i.e., from $11.6 million to $20.0 million), respectively, in the weighted average balance outstanding under our line of credit due to acquisitions completed during such periods. The increases were also due, to a lesser extent, to increases of 22 and 52 basis points (i.e., from 3.82% to 4.04% and 3.62% to 4.14%), respectively, in the weighted average interest rate due to increases in the one month LIBOR rate.

Mortgage interest

The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
(Dollars in thousands)	2019	2018	(Decrease)	Change	2019	2018	(Decrease)	Change
Average interest rate on mortgage debt	4.32%	4.27%	.05%	1.2	4.30%	4.26%	.04%	0.9
Average principal amount of mortgage debt	$438,626	$403,127	$35,499	8.8	$435,672	$398,409	$37,263	9.4

The increases in mortgage interest expense for the three and nine months ended September 30, 2019 are due primarily to the increases in the average principal amount of mortgage debt outstanding. The increases in the average balance outstanding are due primarily to the financing (including financings effectuated in connection with acquisitions) or refinancing in 2019 and 2018 of $94.6 million of gross mortgage debt (including $14.7 million of refinanced amounts). The three and nine months ended September 30, 2019 also include $160,000 and $201,000, respectively, of prepayment costs incurred in connection with the 2019 sales of our Clemmons, North Carolina and Athens, Georgia properties and the payoff, prior to the stated maturity, of the related mortgage debt.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuances of our equity securities and property sales. Our available liquidity at November 4, 2019, was $84.0 million, including $6.6 million of cash and cash equivalents (net of the credit facility’s required $3.0 million deposit maintenance balance) and, subject to borrowing base requirements, up to $77.4 million available under our credit facility.

Liquidity and Financing

We expect to meet our operating cash requirements (including debt service and anticipated dividend payments (a portion of which, for 2019, will represent a return of capital)) principally from cash flow from operations, our available cash and cash equivalents, proceeds from the sale of our common stock and, to the extent permitted, our credit facility. We estimate that our share of the capital expenditures required in connection with the re-development of the Manahawkin Property will range from $12.0 million to $13.0 million and anticipate that such expenditures will be funded by the joint venture’s cash, capital contributions to the venture by us and our joint venture partner, and additional debt, if any, that the venture may obtain. We may use our credit facility to fund all or a portion of our share of any such capital contributions.

At September 30, 2019, excluding the mortgage debt of our unconsolidated joint venture, we had 71 outstanding mortgages payable secured by 88 properties in the aggregate principal amount of $439.4 million (before netting unamortized deferred financing costs of $4.3 million). These mortgages represent first liens on individual real estate investments with an aggregate carrying value of $689.4 million, before accumulated depreciation of $105.1 million. After giving effect to interest rate swap agreements, the mortgage payments bear interest at fixed rates ranging from 3.02% to 5.87% (a 4.26% weighted average interest rate) and mature between 2019 and 2042 (an 8.0 year weighted average remaining term to maturity).

The following table sets forth, as of September 30, 2019, information with respect to our mortgage debt that is payable during the three months ending December 31, 2019 and for each of the subsequent twelve months through December 31, 2022 (excluding an unconsolidated joint venture):

(Dollars in thousands)	2019		2020	2021	2022	Total
Amortization payments	$2,968		$13,935	$14,405	$14,454	$45,762
Principal due at maturity	2,593	(a)	—	8,463	31,539	42,595
Total	$5,561		$13,935	$22,868	$45,993	$88,357

(a)	Represents a mortgage which was extended in October 2019 with a new maturity of September 2024.

At September 30, 2019, an unconsolidated joint venture had a first mortgage on its property with an outstanding balance of $23.3 million, bearing an interest rate at 4.0% and maturing in 2025.

We intend to make debt amortization payments from operating cash flow and, though no assurance can be given that we will be successful in this regard, generally intend to refinance, extend or payoff the mortgage loans which mature from 2021 through 2022.  We intend to repay the amounts not refinanced or extended from our existing funds and sources of funds, including our available cash, proceeds from the sale of our common stock and our credit facility (to the extent available).

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

Credit Facility

Subject to borrowing base requirements, we can borrow up to $100.0 million pursuant to our credit facility which is available to us for the acquisition of commercial real estate, repayment of mortgage debt, renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes will not exceed the lesser of $30.0 million and 30% of the borrowing base subject to a cap of (i) $20.0 million for renovation expenses and (ii) $10.0 million for operating expense purposes. The facility matures December 31, 2022 and bears interest equal to the one month LIBOR rate plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 300 basis points if such ratio is greater than 65%. At September 30, 2019 and 2018, the applicable margin was 200 and 175 basis points, respectively. At September 30, 2019 and 2018, the interest rate was 3.80% and 3.88%, respectively.  There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $100.0 million. The credit facility requires the maintenance of $3.0 million in average deposit balances.

The terms of our credit facility include certain restrictions and covenants which limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At September 30, 2019, we were in compliance with the covenants under this facility.

Off-Balance Sheet Arrangement

We are not a party to any off-balance sheet arrangements other than with respect to a land parcel owned by us and located in Beachwood, Ohio. This parcel is improved by a multi-family complex and we ground leased the parcel to the owner/operator of such complex. This ground lease generated $540,000 of rental income during the nine months ended September 30, 2019. At September 30, 2019, our maximum exposure to loss with respect to this property is $13.9 million, representing the carrying value of the land; such leasehold position is subordinate to $67.4 million of mortgage debt incurred by our tenant, the owner/operator of the multi-family complex. We do not believe this type of off-balance sheet arrangement has been or will be material to our liquidity and capital resource positions. See Note 7 to our consolidated financial statements for additional information regarding this arrangement.

Funds from Operations and Adjusted Funds from Operations

We compute funds from operations, or FFO, in accordance with the “White Paper on Funds From Operations” issued by the National Association of Real Estate Investment Trusts (‘‘NAREIT’’) and NAREIT’s related guidance. FFO is defined in the White Paper as net income (calculated in accordance with GAAP), excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control, impairment write-downs of certain real estate assets and investments in entities where the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. In computing FFO, we do not add back to net income the amortization of costs in connection with our financing activities or depreciation of non-real estate assets. We compute adjusted funds from operations, or AFFO, by adjusting from FFO for our straight-line rent accruals and amortization of lease intangibles, deducting lease termination fees and gain on extinguishment of debt and adding back amortization of restricted stock compensation, amortization of costs in connection with our financing activities (including our share of our unconsolidated joint ventures) and debt prepayment costs. Since the NAREIT White Paper does not provide guidelines for computing AFFO, the computation of AFFO may vary from one REIT to another.

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

The table below provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for the periods indicated (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
GAAP net income attributable to One Liberty Properties, Inc.	$5,118	$10,147	$13,201	$20,515
Add: depreciation and amortization of properties	5,457	5,584	16,033	15,846
Add: our share of depreciation and amortization of unconsolidated joint ventures	130	156	396	563
Add: amortization of deferred leasing costs	109	88	320	258
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	3	—	14	—
Deduct: gain on sale of real estate	(2,544)	(4,585)	(3,643)	(6,993)
Deduct: equity in earnings from sale of unconsolidated joint venture property	—	(1,986)	—	(2,057)
Adjustments for non-controlling interests	(23)	(26)	348	696
NAREIT funds from operations applicable to common stock	8,250	9,378	26,669	28,828
(Deduct) add: straight-line rent accruals and amortization of lease intangibles	(192)	93	(1,498)	(932)
Deduct: lease termination fee income	—	(372)	—	(372)
(Deduct) add: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	(19)	(7)	(56)	13
Add: amortization of restricted stock compensation	942	971	2,834	2,653
Add: amortization and write-off of deferred financing costs	252	220	739	669
Add: prepayment costs on debt	161	—	201	—
Add: our share of amortization and write-off of deferred financing costs of unconsolidated joint ventures	4	28	13	40
Adjustments for non-controlling interests	(37)	9	(24)	35
Adjusted funds from operations applicable to common stock	$9,361	$10,320	$28,878	$30,934

The table below provides a reconciliation of net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
GAAP net income per common share attributable to One Liberty Properties, Inc.	$.25	$.52	$.64	$1.06
Add: depreciation and amortization of properties	.27	.29	.83	.83
Add: our share of depreciation and amortization of unconsolidated joint ventures	.01	.01	.02	.03
Add: amortization of deferred leasing costs	.01	—	.02	.01
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	—	—	—	—
Deduct: gain on sale of real estate	(.13)	(.24)	(.18)	(.36)
Deduct: equity in earnings from sale of unconsolidated joint venture property	—	(.10)	—	(.11)
Adjustments for non-controlling interests	—	—	.02	.04
NAREIT funds from operations per share of common stock	.41	.48	1.35	1.50
(Deduct) add: straight-line rent accruals and amortization of lease intangibles	(.01)	—	(.08)	(.04)
Deduct: lease termination fee income	—	(.02)	—	(.02)
(Deduct) add: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—	—	—
Add: amortization of restricted stock compensation	.05	.06	.14	.14
Add: amortization and write-off of deferred financing costs	.01	.01	.04	.03
Add: prepayment costs on debt	.01	—	.01	—
Add: our share of amortization and write-off of deferred financing costs of unconsolidated joint ventures	—	—	—	—
Adjustments for non-controlling interests	—	—	—	—
Adjusted funds from operations per share of common stock	$.47	$.53	$1.46	$1.61

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

We use interest rate swaps to limit interest rate risk on variable rate mortgages. These swaps are used for hedging purposes-not for speculation. We do not enter into interest rate swaps for trading purposes.  At September 30, 2019, our aggregate liability in the event of the early termination of our swaps was $3.6 million.

At September 30, 2019, we had 24 interest rate swap agreements outstanding. The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of September 30, 2019, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have increased by approximately $4.8 million and the net unrealized gain on derivative instruments would have increased by $4.8 million. If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have decreased by approximately $5.1 million and the net unrealized gain on derivative instruments would have decreased by $5.1 million. These changes would not have any impact on our net income or cash.

Our mortgage debt, after giving effect to interest rate swap agreements, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.

Our variable rate credit facility is sensitive to interest rate changes. Based on the outstanding balance under this facility of $19.5 million at September 30, 2019, a 100 basis point increase of the interest rate would increase our related interest costs over the next twelve months by approximately $195,000 and a 100 basis point decrease of the interest rate would decrease our related interest costs over the next twelve months by approximately $195,000.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 6.  Exhibits

Exhibit No.	Title of Exhibit
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in Inline XBRL (contained in Exhibit 101)

ONE LIBERTY PROPERTIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: November 8, 2019	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: November 8, 2019	/s/ David W. Kalish
David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)