Form 10-K
period 2019-12-31
ONE LIBERTY PROPERTIES INC
filed 2020-03-16
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-09279

ONE LIBERTY PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of Incorporation or Organization)	13-3147497 (I.R.S. employer Identification No.)
60 Cutter Mill Road, Great Neck, New York (Address of principal executive offices)	11021 (Zip Code)

Registrant’s telephone number, including area code: (516) 466-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $1.00 per share	OLP	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “small reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether registrant is a shell company (defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 28, 2019 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of all common equity held by non-affiliates of the registrant, computed by reference to the price at which common equity was last sold on said date, was approximately $450 million.

As of March 1, 2020, the registrant had 20,081,682 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2020 annual meeting of stockholders of One Liberty Properties, Inc., to be filed pursuant to Regulation 14A not later than April 29, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Form 10-K

PART I

Item 1. Business.

General

We are a self-administered and self-managed real estate investment trust, also known as a REIT. We were incorporated in Maryland on December 20, 1982. We acquire, own and manage a geographically diversified portfolio consisting primarily of industrial, retail, restaurant, health and fitness and theater properties, many of which are subject to long-term leases. Most of our leases are “net leases” under which the tenant, directly or indirectly, is responsible for paying the real estate taxes, insurance and ordinary maintenance and repairs of the property. As of December 31, 2019, we own 122 properties and participate in joint ventures that own four properties. These 126 properties are located in 31 states and have an aggregate of approximately 10.5 million square feet (including an aggregate of approximately 373,000 square feet at properties owned by our joint ventures).

As of December 31, 2019:

●	our 2020 contractual rental income (as described in “–Our Tenants”) is $72.0 million;
●	the occupancy rate of our properties is 98.1% based on square footage;
●	the weighted average remaining term of our mortgage debt is 8.1 years and the weighted average interest rate thereon is 4.21%; and
●	the weighted average remaining term of the leases generating our 2020 contractual rental income is 6.6 years.

2019 Highlights and Recent Developments

In 2019:

●	our rental income, net, increased by $5.0 million, or 6.4%, from 2018.
●	we earned $950,000 of lease termination fees from two properties – one property was re-leased.
●	we acquired eight industrial properties for an aggregate purchase price of $49.3 million. The acquired properties account for $3.3 million, or 4.6%, of our 2020 contractual rental income.
●	we sold three retail properties, a land parcel ground leased to a multi-family operator, and an assisted living facility in Round Rock, Texas, for an aggregate net gain on sale of real estate of $4.3 million, without giving effect to $422,000 of a non-controlling interest’s share of the gain and $827,000 of prepayment costs. The properties sold accounted for 3.0% and 3.9% of 2019 and 2018 rental income, net, respectively.
●	we extended the term of our credit facility through December 31, 2022 and increased the amount that may be used for renovation and operating expense purposes.
●	we obtained proceeds of $50.3 million from mortgage financings.

In 2020, we have, through March 5, 2020:

●	acquired two industrial properties for an aggregate purchase price of $28.3 million – the leases at such properties expire from 2027 to 2034 and will contribute approximately $1.6 million in base rent in 2020.
●	sold a retail property for $7.1 million, net of closing costs, and paid off the $3.3 million mortgage debt – we anticipate recognizing a gain of approximately $4.3 million from this sale during the three months ending March 31, 2020, without giving effect to a $290,000 mortgage prepayment charge.

Other Information

In the narrative portion of this Annual Report on Form 10-K, except as otherwise indicated:

●	the information with respect to our consolidated joint ventures is generally described as if such ventures are our wholly owned subsidiaries and information with respect to unconsolidated joint ventures is generally separately described.
●	(i) all references to joint ventures refer to unconsolidated joint ventures, (ii) all interest rates with respect to debt give effect to the related interest rate derivative, if any, (iii) amounts reflected as debt reflect the gross debt owed, without deducting deferred financing costs and (iv) references to industrial properties include properties (a) a portion of which may be used for office purposes and (b) that are used for distribution, warehouse and flex purposes.
●	2020 contractual rental income derived from multiple properties leased pursuant to a master lease is allocated among such properties based on management’s estimate of the appropriate allocations.
●	the term “standard carve-outs,” when used in describing mortgages or mortgage financings, refers to recourse items to an otherwise non-recourse mortgage. While carve-outs vary from lender to lender and transaction to transaction, the carve-outs may include, among other things, voluntary bankruptcy filings, environmental liabilities, the sale, financing or encumbrance of the property in violation of loan documents, damage to property as a result of intentional misconduct or gross negligence, failure to pay valid taxes and other claims which could create liens on the property and the conversion of security deposits, insurance proceeds or condemnation awards.

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

Historically, a significant portion of our portfolio generated rental income from retail properties. We are sensitive to the risks facing the retail industry and over the past several years have been addressing our exposure thereto by seeking to acquire industrial properties (including warehouse and distribution facilities) and properties that capitalize on e- commerce activities, and by being especially selective in acquiring retail properties. As a result, retail properties generated 35.2%, 41.9%, 43.7% and 51.8%, of rental income, net, in 2019, 2018, 2017 and 2016, respectively, and industrial properties generated 48.7%, 40.1%, 35.1% and 31.6%, of rental income, net, in 2019, 2018, 2017 and 2016, respectively.

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

Investment Evaluation

In evaluating potential investments, we consider, among other criteria, the following:

●	the current and projected cash flow of the property;
●	the estimated return on equity to us;
●	an evaluation of the property and improvements, given its location and use;
●	alternate uses or tenants for the property;
●	local demographics (population and rental trends);
●	the terms of tenant leases, including co-tenancy provisions and the relationship between current rents and market rents;
●	the potential to finance or refinance the property;
●	an evaluation of the credit quality of the tenant;
●	the projected residual value of the property;
●	the ability of a tenant, if a net leased property, or major tenants, if a multi-tenant property, to meet operational needs and lease obligations;
●	potential for income and capital appreciation; and
●	occupancy of and demand for similar properties in the market area.

Our Business Objective

Our business objective is to increase long-term stockholder value by:

●	identifying opportunistic and strategic property acquisitions consistent with our portfolio and our acquisition strategies;
●	monitoring and maintaining our portfolio, including tenant negotiations and lease amendments with tenants that are renewing, expanding or having financial difficulty;
●	managing our portfolio effectively, including opportunistic and strategic property sales; and
●	obtaining mortgage indebtedness (including refinancings) on favorable terms and maintaining access to capital to finance property acquisitions.

Typical Property Attributes

As of December 31, 2019, the properties in our portfolio have the following attributes:

●	Net leases. Most of our leases are net leases under which the tenant is typically responsible for real estate taxes, insurance and ordinary maintenance and repairs. We believe that investments in net leased properties offer reasonably predictable returns.
●	Long-term leases. Many of our leases are long-term leases. The weighted average remaining term of our leases is 6.6 years. Leases representing approximately 43.4%, 29.0% and 27.6% of our 2020 contractual rental income expire between 2020 and 2024, 2025 and 2028, and 2029 and thereafter, respectively.
●	Scheduled rent increases. Leases representing approximately 74.3% of our 2020 contractual rental income provide for either periodic contractual rent increases or a rent increase based on the consumer price index.

Our Tenants

The following table sets forth information about the diversification of our tenants by industry sector as of December 31, 2019:

				Percentage of
	Number of	Number of	2020 Contractual	2020 Contractual
Type of Property	Tenants	Properties	Rental Income(1)	Rental Income
Industrial	48	44	$36,029,541	50.1
Retail—General	53	32	13,756,690	19.1
Retail—Furniture(2)	3	14	6,136,053	8.5
Restaurant	10	16	3,443,555	4.8
Health & Fitness	1	3	3,215,762	4.5
Retail—Supermarket	2	3	2,497,400	3.5
Theater	1	2	2,338,726	3.2
Retail—Office Supply(3)	1	5	2,015,001	2.8
Other	3	3	2,537,399	3.5
	122	122	$71,970,127	100.0
(1)	Our 2020 contractual rental income represents, after giving effect to any abatements, concessions or adjustments, the base rent payable to us in 2020 under leases in effect at December 31, 2019, including $479,000 from our Onalaska, Wisconsin property which was sold in February 2020. Excluded from 2020 contractual rental income is an aggregate of $3.0 million comprised of $530,000 of straight-line rent, $731,000 of amortization of intangibles, and $1.7 million representing our share of the base rent payable in 2020 to our unconsolidated joint ventures.
(2)	Eleven properties are net leased to Haverty Furniture Companies, Inc., which we refer to as Haverty Furniture, pursuant to a master lease covering all such properties.
(3)	Includes five properties which are net leased to Office Depot pursuant to five separate leases. Four of the Office Depot leases contain cross-default provisions.

Many of our tenants (including franchisees of national chains) operate on a national basis including, among others, Advanced Auto, Applebees, Burlington Coat Factory, CarMax, CVS, Famous Footwear, FedEx, Ferguson Enterprises, LA Fitness, L-3, Marshalls, Northern Tool, Office Depot, PetSmart, Regal Cinemas, Ross Stores, Shutterfly, TGI Friday’s, The Toro Company, Walgreens, Wendy’s and Whole Foods, and some of our tenants operate on a regional basis, including Haverty Furniture and Giant Food Stores.

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

Many of our leases provide for contractual rent increases periodically throughout the term of the lease or for rent increases pursuant to a formula based on the consumer price index. Some leases provide for minimum rents supplemented by additional payments based on sales derived from the property subject to the lease (i.e., percentage rent). Percentage rent contributed less than $150,000 of rental income in each of 2019 and 2018.

Generally, our strategy is to acquire properties that are subject to existing long-term leases or to enter into long-term leases with our tenants. Our leases generally provide the tenant with one or more renewal options.

The following table sets forth scheduled expirations of leases at our properties as of December 31, 2019:

		Approximate
		Square		Percentage of
		Footage	2020 Contractual	2020 Contractual
	Number of	Subject to	Rental Income	Rental Income
	Expiring	Expiring	Under Expiring	Represented by
Year of Lease Expiration(1)	Leases	Leases(2)	Leases	Expiring Leases
2020	5	10,382	$112,208	0.2
2021	16	418,648	3,027,574	4.2
2022	24	2,103,373	14,251,247	19.8
2023	21	1,190,358	8,217,645	11.4
2024	20	948,891	5,612,934	7.8
2025	13	437,606	5,783,689	8.0
2026	11	551,229	5,347,735	7.4
2027	9	915,359	5,902,181	8.2
2028	10	592,983	3,905,224	5.4
2029 and thereafter	29	2,755,651	19,809,690	27.6
	158	9,924,480	$71,970,127	100.0
(1)	Lease expirations assume tenants do not exercise existing renewal options.
(2)	Excludes an aggregate of 187,559 square feet of vacant space.

Financing, Re-Renting and Disposition of Our Properties

Our credit facility provides us with a source of funds that may be used to acquire properties, payoff existing mortgages, and to a more limited extent, invest in joint ventures, improve properties and for working capital purposes. Net proceeds received from the sale, financing or refinancing of properties are required to be used to repay amounts outstanding under our facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility”.

We mortgage specific properties on a non-recourse basis, subject to standard carve-outs to enhance the return on our investment in a specific property. The proceeds of mortgage loans are applied to reduce indebtedness on our credit facility and for other general purposes, including property acquisitions, investments in joint ventures or other entities that own real property, and working capital.

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

Our Joint Ventures

As of December 31, 2019, we own a 50% equity interest in four joint ventures that own properties with approximately 373,000 square feet of space. At December 31, 2019, our investment in these joint ventures was approximately $11.1 million and the occupancy rate at these properties, based on square footage, was 59.3%. See “Item 2. Properties-Properties Owned by Joint Ventures” for information about, among other things, the occupancy rate at our joint venture properties and the sale of one of such properties in March 2020.

Based on the leases in effect at December 31, 2019, we anticipate that our share of the base rent payable in 2020 to our joint ventures is approximately $1.7 million. Our multi-tenant community shopping center located in Manahawkin, New Jersey is expected to contribute 80.2% of the aggregate base rent payable by all of our joint ventures in 2020. Leases with respect to 31.8%, 23.2% and 45.0% of the aggregate base rent payable to all of our joint ventures in 2020 is payable pursuant to leases expiring from 2020 to 2021, from 2022 to 2023, and thereafter, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Other 2019 Developments.” for information regarding our Manahawkin, New Jersey joint venture.

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

Regulation

Environmental

Investments in real property create the potential for environmental liability on the part of the owner or operator of such real property. If hazardous substances are discovered on or emanating from a property, the owner or operator of the property may be held strictly liable for all costs and liabilities relating to such hazardous substances. We have obtained a Phase I environmental study (which involves inspection without soil sampling or ground water analysis) conducted by independent environmental consultants on each of our properties and, in certain instances, have conducted additional investigations.

We do not believe that there are hazardous substances existing on our properties that would have a material adverse effect on our business, financial position or results of operations. We do not carry insurance coverage for the types of environmental risks described above.

We believe that we are in compliance, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. Furthermore, we have not been notified by any governmental authority of any noncompliance, liability or other claim in connection with any of our properties, that we believe would have a material adverse effect on our business, financial position or results of operations.

Americans with Disabilities Act of 1990

Our properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the “ADA”). The primary responsibility for complying with the ADA, (i.e., either us or our tenant) generally depends on the applicable lease, but we may incur costs if the tenant is responsible and does not comply. As of December 31, 2019, we have not been notified by any governmental authority, nor are we otherwise aware, of any non-compliance with the ADA that we believe would have a material adverse effect on our business, financial position or results of operations.

Our Structure

Nine employees, including Patrick J. Callan, Jr., our president and chief executive officer, Lawrence G. Ricketts, Jr., our executive vice president and chief operating officer, Richard Figueroa, senior vice president, Justin Clair, senior vice president - acquisitions, Karen Dunleavy, senior vice president-financial and four other employees, devote all of their business time to us. Our other executive, administrative, legal, accounting and clerical personnel provide their services to us on a part-time basis, which services generally are provided pursuant to the compensation and services agreement described below.

We pay Majestic Property Management Corp., pursuant to the compensation and services agreement, effective as of January 1, 2007, as amended, for providing us with the services of executive, administrative, legal, accounting, clerical and property management personnel, as well as property acquisition, sale and lease consulting and brokerage services, consulting services with respect to mortgage financings and construction supervisory services (collectively, the “Services”). Majestic Property is wholly owned by our vice chairman of the board and it provides compensation to certain of our executive officers. The amount we pay Majestic Property for the Services is approved each year by the compensation and/or audit committees of our board of directors, and the independent directors.

In 2019, pursuant to the compensation and services agreement, we paid Majestic Property approximately $2.8 million plus $216,000 for our share of all direct office expenses, including rent, telephone, postage, computer services, supplies and internet usage. Included in the $2.8 million is $1.3 million for property management services—the amount for the property management services is based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by us from net lease tenants and operating lease tenants, respectively. We do not pay Majestic Property with respect to properties managed by third parties. Based on our portfolio of properties at December 31, 2019, we estimate that the property management fee in 2020 will be approximately $1.3 million.

We believe that the compensation and services agreement allows us to benefit from (i) access to, and from the services of, a group of senior executives with significant knowledge and experience in the real estate industry and our company, (ii) other individuals who perform services on our behalf, and (iii) general economies of scale. If not for this agreement, we believe that a company of our size would not have access to the skills and expertise of these executives at the cost that we have incurred and will incur in the future. For a description of the background of our management, please see the information under the heading “Information About Executive Officers” in Part I of this Annual Report. See Note 10 to our consolidated financial statements for information regarding equity awards to individuals performing services on our behalf pursuant to the compensation and services agreement.

Information About Our Executive Officers

Set forth below is a list of our executive officers whose terms expire at our 2020 annual board of directors’ meeting. The business history of our officers, who are also directors, will be provided in our proxy statement to be filed pursuant to Regulation 14A not later than April 29, 2020.

NAME	AGE	POSITION WITH THE COMPANY
Matthew J. Gould*	60	Chairman of the Board
Fredric H. Gould*	84	Vice Chairman of the Board
Patrick J. Callan, Jr.	57	President, Chief Executive Officer and Director
Lawrence G. Ricketts, Jr.	43	Executive Vice President and Chief Operating Officer
Jeffrey A. Gould*	54	Senior Vice President and Director
David W. Kalish**	72	Senior Vice President and Chief Financial Officer
Mark H. Lundy	57	Senior Vice President
Israel Rosenzweig	72	Senior Vice President
Karen Dunleavy	61	Senior Vice President, Financial
Alysa Block	59	Treasurer
Richard M. Figueroa	52	Senior Vice President and Assistant Secretary
Isaac Kalish**	44	Vice President and Assistant Treasurer
Justin Clair	37	Senior Vice President — Acquisitions
*	Matthew J. Gould and Jeffrey A. Gould are Fredric H. Gould’s sons.
**	Isaac Kalish is David W. Kalish’s son.

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

Mark H. Lundy. Mr. Lundy has served as our Vice President since 2000 and as our Senior Vice President since 2006. Mr. Lundy has been a Vice President of BRT Apartments Corp. from 1993 to 2006, its Senior Vice President since 2006, a Vice President of the managing general partner of Gould Investors from 1990 through 2012 and its President and Chief Operating Officer since 2013. He is an attorney admitted to practice in New York and the District of Columbia.

Israel Rosenzweig. Mr. Rosenzweig has served as our Senior Vice President since 1997, as Chairman of the Board of Directors of BRT Apartments Corp. since 2013, as Vice Chairman of its Board of Directors from 2012 through 2013, and as its Senior Vice President from 1998 through 2012. He has been a Vice President of the managing general partner of Gould Investors since 1997.

Karen Dunleavy. Ms. Dunleavy has served our Senior Vice President, Financial since 2019, as our Vice President, Financial from 1994 through 2019, and as Treasurer of the managing general partner of Gould Investors from 1986 through 2013. Ms. Dunleavy is a certified public accountant.

Alysa Block. Ms. Block has been our Treasurer since 2007, and served as Assistant Treasurer from 1997 to 2007. Ms. Block has also served as the Treasurer of BRT Apartments Corp. from 2008 through 2013, and served as its Assistant Treasurer from 1997 to 2008.

Richard M. Figueroa. Mr. Figueroa has served as our Senior Vice President since 2019, as Vice President from 2001 through 2019, as Vice President of BRT Apartments Corp. since 2002 and as Vice President of the managing general partner of Gould Investors since 1999. Mr. Figueroa is an attorney admitted to practice in New York.

Isaac Kalish. Mr. Kalish has served as our Vice President since 2013, Assistant Treasurer since 2007, as Assistant Treasurer of the managing general partner of Gould Investors from 2012 through 2013, as Treasurer from 2013, as Vice President and Treasurer of BRT Apartments Corp. since 2013, and as its Assistant Treasurer from 2009 through 2013. Mr. Kalish is a certified public accountant.

Justin Clair. Mr. Clair has been employed by us since 2006, served as Assistant Vice President from 2010 through 2014, as Vice President from 2014 through 2019, and as Senior Vice President - Acquisitions, since 2019.

Additional Information

Additional information about us can be found at our website located at www.1liberty.com. We make available, free of charge, on or through our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Forward-Looking Statements

This Annual Report on Form 10-K, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “could,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions or variations thereof. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to:

●	the financial condition of our tenants and their performance of lease obligations;
●	general economic and business conditions, including those currently affecting our nation’s economy and real estate markets;
●	the availability of and costs associated with sources of liquidity;
●	general and local real estate conditions, including any changes in the value of our real estate;
●	compliance with credit facility covenants;
●	increased competition for leasing of vacant space due to current economic conditions;
●	changes in governmental laws and regulations relating to real estate and related investments;
●	the level and volatility of interest rates;
●	competition in our industry; and
●	the other risks described under Item 1A. Risk Factors.

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

Substantially all of our rental income is derived from rent paid by our tenants. From 2020 through 2022, leases with respect to 45 tenants that account for 24.2% of our 2020 contractual rental income, expire, and from 2023 through 2024, leases with respect to 41 tenants that account for 19.2% of our 2020 contractual rental income, expire. If our tenants, and in particular, our significant tenants, (i) do not renew their leases upon the expiration of same, (ii) default on their obligations or (iii) seek rent relief, lease renegotiation or other accommodations, our revenues could decline and, in certain cases, co-tenancy provisions may be triggered possibly allowing other tenants at the same property to reduce their rental payments or terminate their leases. At the same time, we would remain responsible for the payment of the mortgage obligations with respect to the related properties and would become responsible for the operating expenses related to these properties, including, among other things, real estate taxes, maintenance and insurance. In addition, we may incur expenses in enforcing our rights as landlord. Even if we find replacement tenants or re-negotiate leases with current tenants, the terms of the new or renegotiated leases, including the cost of required renovations or concessions to tenants, or the expense of the reconfiguration of a tenant’s space, may be less favorable than current lease terms and could reduce the amount of cash available to meet expenses and pay dividends. If tenants facing financial difficulties default on their obligation to pay rent or do not renew their leases at lease expiration, our results of operations and financial condition may be adversely affected.

Traditional retail tenants account for 33.9% of our 2020 contractual rental income and the competition that such tenants face from e-commerce retail sales could adversely affect our business.

Approximately 33.9% of our 2020 contractual rental income is derived from retail tenants, including 8.5% from tenants engaged in selling furniture (i.e., Haverty Furniture accounts for 6.7% of 2020 contractual rental income) and 2.8% from tenants engaged in selling office supplies (i.e., Office Depot accounts for 2.8% of 2020 contractual rental income). Our retail tenants face increasing competition from e-commerce retailers. E-commerce retailers may be able to provide customers with better pricing and the ease and comfort of shopping from their home or office. E-commerce sales have been obtaining an increasing percentage of retail sales over the past few years and this trend is continuing. The continued growth of e-commerce sales could decrease the need for traditional retail outlets and reduce retailers’ space and property requirements. This could adversely impact our ability to rent space at our retail properties and increase competition for retail tenants thereby reducing the rent we would receive at these properties and adversely affect our results of operations and financial condition.

Approximately 22.2% of our 2020 contractual rental income is derived from five tenants. The default, financial distress or failure of any of these tenants, or such tenant’s determination not to renew or extend their lease, could significantly reduce our revenues.

Haverty Furniture, LA Fitness, Northern Tool, L-3 Harris Technologies and Ferguson Enterprises account for approximately 6.7%, 4.5%, 4.0%, 3.7% and 3.3%, respectively, of our 2020 contractual rental income. The default, financial distress or bankruptcy of any of these tenants or such tenant’s determination not to renew or extend their lease, could significantly reduce our revenues, could cause interruptions in the receipt of, or the loss of, a significant amount of rental income and would require us to pay operating expenses (including real estate taxes) currently paid by the tenant. This could also result in the vacancy of the property or properties occupied by the defaulting or non-renewing tenant, which would significantly reduce our rental revenues and net income until the re-rental of the property or properties, and could decrease the ultimate sale value of the property.

If we are unable to refinance our mortgage loans at maturity, we may be forced to sell properties at disadvantageous terms, which would result in the loss of revenues and in a decline in the value of our portfolio.

We had, as of December 31, 2019, $440.3 million in mortgage debt outstanding (all of which is non-recourse subject to standard carve-outs) and our ratio of mortgage debt to total assets was 56.8%. The risks associated with our mortgage debt, includes the risk that cash flow from properties securing the indebtedness and our available cash and cash equivalents will be insufficient to meet required payments of principal and interest.

Generally, only a portion of the principal of our mortgage indebtedness will be repaid prior to or at maturity and we do not plan to retain sufficient cash to repay such indebtedness at maturity. Accordingly, to meet these obligations if they cannot be refinanced at maturity, we will have to use funds available under our credit facility, if any, and our available cash and cash equivalents to pay our mortgage debt or seek to raise funds through the financing of unencumbered properties, sale of properties or the issuance of additional equity. From 2020 through 2024, approximately $175.6 million of our mortgage debt matures—specifically, $13.5 million in 2020, $23.0 million in 2021, $46.1 million in 2022, $30.2 million in 2023 and $62.8 million in 2024. If we are unsuccessful in refinancing or extending existing mortgage indebtedness or financing unencumbered properties, selling properties on favorable terms or raising additional equity, our cash flow will not be sufficient to repay all maturing mortgage debt when payments become due, and we may be forced to dispose of properties on disadvantageous terms or convey properties secured by mortgages to the mortgagees, which would lower our revenues and the value of our portfolio.

We may find that the value of a property could be less than the mortgage secured by such property. We may also have to decide whether we should refinance or pay off a mortgage on a property at which the mortgage matures prior to lease expiration and the tenant may not renew the lease. In these types of situations, after evaluating various factors, including among other things, the tenant’s competitive position in the applicable sub-market, our and our tenant’s estimates of its prospects, consideration of alternative uses and opportunities to re-purpose or re-let the property, we may seek to renegotiate the terms of the mortgage, or to the extent that the loan is non-recourse and the terms of the mortgage cannot be satisfactorily renegotiated, forfeit the property by conveying it to the mortgagee and writing off our investment.

Write-offs of unbilled rent receivables and intangible lease assets will reduce our net income, total assets and stockholders’ equity and may result in breaches of financial covenants under our credit facility.

At December 31, 2019, the aggregate of our unbilled rent receivable and intangible lease assets is $41.1 million; three tenants account for 21% of such sum. We are required to assess the collectability of our unbilled rent receivables and the remaining useful lives of our intangible lease assets. Such assessments take into consideration, among other things, a tenant’s payment history, financial condition, and the likelihood of collectability of future rent.  If we determine, based on our assessment, that the collectability of a tenant’s unbilled rent receivable is unlikely or that the useful life of a tenant’s intangible lease asset has changed, write-offs would be required.  Such write-offs would result in a reduction of our net income, total assets and stockholders’ equity and in certain circumstances may result in the breach of our financial covenants under the credit facility.

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

Some of the properties we own are located in the same or a limited number of geographic regions. Approximately 39.2% of our 2020 contractual rental income is derived from properties located in five states—New York (8.7%), South Carolina (8.4%), Texas (8.4%), Pennsylvania (7.6%) and Tennessee (6.1%). As a result, a decline in the economic conditions in these states or in regions where our properties may be concentrated in the future, may have an adverse effect on the rental and occupancy rates for, and the property values of, these properties, which could lead to a reduction of our rental income and/or impairment charges.

Our portfolio of properties is concentrated in the industrial and retail real estate sectors, and our business would be adversely affected by an economic downturn in either of such sectors.

Approximately 50.1% and 33.9% of our 2020 contractual rental income is derived from industrial and retail tenants, respectively, and we are vulnerable to economic declines that negatively impact these sectors of the economy, which could have an adverse effect on our results of operations, liquidity and financial condition.

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

Increases in interest rates or reduced access to credit markets may make it difficult for us to obtain financing, refinance mortgage debt, limit the mortgage debt available on properties we wish to acquire and limit the properties we can acquire. Even in the event that we are able to secure mortgage debt on, or otherwise finance our real estate properties, due to increased costs associated with securing financing and other factors beyond our control, we may be unable to refinance the entire outstanding loan balance or be subject to unfavorable terms (such as higher loan fees, interest rates and periodic payments). In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions.

While interest rates have been at historically low levels the past several years, they have become increasingly volatile. During the three years ended December 31, 2019, the interest rate on the 10-year treasury note ranged from 1.46% to 3.24%. If we are required to refinance mortgage debt that matures over the next several years at higher interest rates than such mortgage debt currently bears, the funds available for dividends may be reduced. The following table sets forth, as of December 31, 2019, the principal balance of the mortgage payments due at maturity on our properties and the weighted average interest rate thereon (dollars in thousands):

	Principal
	Balances	Weighted Average
	Due at	Interest Rate
Year	Maturity	Percentage
2020	$—	—
2021	8,463	4.13
2022	31,539	3.92
2023	16,673	4.39
2024	50,504	4.42
2025 and thereafter	198,012	4.11

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

The terms of our revolving credit facility limit our ability to incur indebtedness, including limiting the total indebtedness that we may incur to an amount equal to 70.0% of the total value (as defined in the credit facility) of our properties. (At December 31, 2019, such total indebtedness was 50.3% of the total value of our properties). Increased leverage could result in increased risk of default on our payment obligations related to borrowings and in an increase in debt service requirements, which could reduce our net income and the amount of cash available to meet expenses and to pay dividends.

If a significant number of our tenants default or fail to renew expiring leases, or we take impairment charges against our properties, a breach of our credit facility could occur.

Our credit facility includes covenants that require us to maintain certain financial ratios and comply with other requirements. If our tenants default under their leases with us or fail to renew expiring leases, generally accepted accounting principles may require us to recognize impairment charges against our properties, and our financial position could be adversely affected causing us to be in breach of the financial covenants contained in our credit facility.

Failure to meet interest and other payment obligations under our revolving credit facility or a breach by us of the covenants to maintain the financial ratios would place us in default under our credit facility, and, if the banks called a default and required us to repay the full amount outstanding under the credit facility, we might be required to rapidly dispose of our properties, which could have an adverse impact on the amounts we receive on such disposition. If we are unable to dispose of our properties in a timely fashion to the satisfaction of the banks, the banks could foreclose on that portion of our collateral pledged to the banks, which could result in the disposition of our properties at below market values. The disposition of our properties at below our carrying value would adversely affect our net income, reduce our stockholders’ equity and adversely affect our ability to pay dividends.

The re-development of a multi-tenant community shopping center located in Manahawkin, New Jersey owned by an unconsolidated joint venture may be unsuccessful or fail to meet our expectations.

An unconsolidated joint venture in which we are a 50% partner is re-developing a multi-tenant community shopping center located in Manahawkin, New Jersey, and which we refer to as the Manahawkin Property. We anticipate that this project will be completed in stages through 2022 and that our share of the capital expenditures required in connection therewith may range from $12 million to $15 million. During the re-development period, the venture has experienced, and may continue to experience, a significant reduction in cash flow as tenants are relocated or the venture chooses not to renew leases. This re-development project may be unsuccessful or fail to meet our expectations due to a variety of risks and uncertainties including:

●	the joint venture’s inability to obtain all necessary zoning and other required governmental permits and authorizations on a timely basis,
●	occupancy rates and rents at the re-developed property may not meet the expected levels and could be insufficient to make the property profitable,
●	the inability to complete the project on schedule, or at all, as a result of factors, many of which are beyond the joint venture’s control, including weather, labor conditions and material shortages,
●	development and construction costs of the project may exceed the joint venture’s estimates,
●	we or our joint venture partner may not have sufficient resources to fund the project, and
●	fluctuations in local and regional economic conditions due to the time lag between commencement and completion of the project.

See “Item 2. Properties” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other 2019 Developments” for further information about the Manahawkin Property.

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

Most all of our tenants obtain, for our benefit, comprehensive insurance covering our properties in amounts that are intended to be sufficient to provide for the replacement of the improvements at each property. However, the amount of insurance coverage maintained for any property may be insufficient (i) to pay the full replacement cost of the improvements at the property following a casualty event or (ii) if coverage is provided pursuant to a blanket policy and the tenant’s other properties are subject to insurance claims. In addition, the rent loss coverage under the policy may not extend for the full period of time that a tenant may be entitled to a rent abatement as a result of, or that may be required to complete restoration following, a casualty event. In addition, there are certain types of losses, such as those arising from earthquakes, floods, hurricanes and terrorist attacks, that may be uninsurable or that may not be economically insurable. Changes in zoning, building codes and ordinances, environmental considerations and other factors also may make it impossible or impracticable for us to use insurance proceeds to replace damaged or destroyed improvements at a property. If restoration is not or cannot be completed to the extent, or within the period of time, specified in certain of our leases, the tenant may have the right to terminate the lease. If any of these or similar events occur, it may reduce our revenues, the value of, or our return from, an affected property.

Our revenues and the value of our portfolio are affected by a number of factors that affect investments in leased real estate generally.

We are subject to the general risks of investing in leased real estate. These include the non-performance of lease obligations by tenants, leasehold improvements that will be costly or difficult to remove should it become necessary to re-rent the leased space for other uses, covenants in certain retail leases that limit the types of tenants to which available space can be rented (which may limit demand or reduce the rents realized on re-renting), rights to terminate leases due to co-tenancy provisions (i.e., a tenant’s right to reduce their rent or terminate their lease if certain key tenants vacate a property), events of casualty or condemnation affecting the leased space or the property or due to interruption of the tenant’s quiet enjoyment of the leased premises, obligations of a landlord to restore the leased premises or the property following events of casualty or condemnation, adverse changes in economic conditions and local conditions (e.g., changing demographics, retailing trends and traffic patterns), declines in rental rates, changes in the supply and price of quality properties and the market supply and demand of competing properties, the impact of environmental laws, security concerns, prepayment penalties applicable under mortgage financings, changes in tax, zoning, building code, fire safety and other laws and regulations, the type of insurance coverage available, and changes in the type, capacity and sophistication of building systems. The occurrence of any of these events could adversely impact our results of operations, liquidity and financial condition.

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

If we reduce or do not increase our dividend, the market value of our common stock may decline.

The level of our dividend is established by our board of directors from time to time based on a variety of factors, including our cash available for distribution, funds from operations, adjusted funds from operations and maintenance of our REIT status. Various factors could cause our board of directors to decrease or not increase our dividend, including tenant defaults or bankruptcies resulting in a material reduction in our funds from operations, a material loss resulting from an adverse change in the value of one or more of our properties, or insufficient income to cover our dividends. In 2019, our dividends exceed our “earnings and profits” as determined pursuant to the Code (approximately 27% of our dividends exceeded our earnings and profits and therefor constituted a return of capital); accordingly, we were not required to pay dividends that exceeded such earnings and profits to maintain our REIT status. We anticipate that at least a portion of the dividends we will pay in 2020 will constitute a return of capital and we would not be required to pay dividends that qualify as return of capital to maintain our REIT status. If our board of directors determines to reduce or not increase our dividend for the foregoing or any other reason, the market value of our common stock could be adversely affected.

Our current and future investments in joint ventures could be adversely affected by the lack of sole decision making authority, reliance on joint venture partners’ financial condition or insurance coverage, disputes that may arise between our joint venture partners and us and our reliance on one significant joint venture partner.

Eight properties in which we have an interest are owned through consolidated joint ventures (four properties) and unconsolidated joint ventures (four properties). We may continue to acquire properties through joint ventures and/or contribute some of our properties to joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might file for bankruptcy protection, fail to fund their share of required capital contributions or obtain insurance coverage pursuant to a blanket policy as a result of which claims with respect to other properties covered by such policy and in which we have no interest could reduce or eliminate the coverage available with respect to the joint venture properties. Further, joint venture partners may have conflicting business interests or goals, and as a result there is the potential risk of impasses on decisions, such as a sale and the timing thereof. Any disputes that may arise between joint venture partners and us may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. With respect to our (i) consolidated joint ventures, we own, with two joint venture partners and their respective affiliates, properties that account for 3.7% of 2020 contractual rental income, and (ii) unconsolidated joint ventures, we own, with two joint venture partners and their affiliates, properties which account for our $1.7 million share of 2020 base rent payable. We may be adversely affected if we are unable to maintain a satisfactory working relationship with these joint venture partners or if any of these partners becomes financially distressed.

Our senior management and other key personnel are critical to our business and our future success depends on our ability to retain them.

We depend on the services of Matthew J. Gould, chairman of our board of directors, Fredric H. Gould, vice chairman of our board of directors, Patrick J. Callan, Jr., our president and chief executive officer, Lawrence G. Ricketts, Jr., our executive vice president and chief operating officer, and David W. Kalish, our senior vice president and chief financial officer, and other members of senior management to carry out our business and investment strategies. Only two of these executive officers, Messrs. Callan and Ricketts, devote all of their business time to us. Other members of senior management provide services to us either on a full-time or on a part-time, as-needed basis. The loss of the services of any of our senior management or other key personnel, the inability or failure of the members of senior management providing services to us on a part-time basis to devote sufficient time or attention to our activities or our inability to recruit and retain qualified personnel in the future, could impair our ability to carry out our business and investment strategies.

Our transactions with affiliated entities involve conflicts of interest.

From time to time we have entered into transactions with persons and entities affiliated with us and with certain of our officers and directors. Such transactions involve a potential conflict of interest, and entail a risk that we could have obtained more favorable terms if we had entered into such transaction with an unaffiliated third party. We are a party to a compensation and services agreement with Majestic Property effective as of January 1, 2007, as amended. Majestic Property is wholly-owned by the vice chairman of our board of directors and it provides compensation to certain of our part-time senior executive officers and other individuals performing services on our behalf. Pursuant to the compensation and services agreement, we pay an annual fee to Majestic Property which provides us with the services of all affiliated executive, administrative, legal, accounting and clerical personnel that we use on a part time basis, as well as property management services, property acquisition, sales and leasing and mortgage brokerage services. In 2019 we paid, and in 2020 we anticipate paying, Majestic Property, (i) a fee of $2.8 million and $3.0 million, respectively, and (ii) $216,000 and $275,000, respectively, for our share of all direct office expenses, including rent, telephone, postage, computer services, supplies, and internet usage. We also obtain our property insurance in conjunction with Gould Investors L.P., our affiliate, and in 2019, reimbursed Gould Investors $1.0 million for our share of the insurance premiums paid by Gould Investors. Gould Investors beneficially owns approximately 9.0% of our outstanding common stock and certain of our senior executive officers are also executive officers of the managing general partner of Gould Investors. See Note 10 of our consolidated financial statements for information regarding equity awards to individuals performing services on our behalf pursuant to the compensation and services agreement.

The phasing out of LIBOR may adversely affect our cash flow and financial results.

At December 31, 2019, our variable rate debt that bears interest at the one month LIBOR rate plus a negotiated spread is in principal amount of $107.7 million (i.e., $96.2 million of mortgage debt and $11.5 million of credit facility debt). We hedged our exposure to the fluctuating interest payments on this mortgage debt by entering into interest rate swaps with the counterparties (or their affiliates) to such debt – these swaps effectively fix our interest payments under the related debt. At December 31, 2019, we have 24 swaps with six separate counterparties and an aggregate notional amount of $96.2 million. The fluctuating interest payments on the credit facility debt are not hedged. The authority regulating LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021 and it is possible that LIBOR will become unavailable at an earlier date. Substantially all of this mortgage debt matures, and our credit facility debt expires, after 2021. Accordingly, there is uncertainty as to how the interest rate on this mortgage debt, the related swaps and the credit facility debt will be determined when LIBOR is unavailable. Though these agreements, and instruments provide for alternative methods of calculating the interest rate if LIBOR is unavailable, such alternative rates may be unavailable (or the alternative rate provided for in the variable rate mortgage debt may be inconsistent with the alternative rate provided for by the related swap), in which case we may have to negotiate an alternative rate with the counterparties to such debt, the related swaps and the credit facility debt - we can provide no assurance that we and our counterparties will be able to agree to alternative rates. Even if alternative rates are available, the swaps may not effectively hedge our interest payment obligation on this variable rate mortgage debt and may result in fluctuating interest payments with respect to such debt. Our cash flow and financial results may be adversely affected if we are unable to arrange a mutually satisfactory alternative rate to LIBOR for our variable rate mortgage debt and the credit facility debt. Further, the absence of LIBOR or a generally acceptable alternative thereto may make it difficult to hedge our interest rate exposure on variable rate mortgage debt that we incur in the future which in turn may make it more difficult to acquire properties.

Breaches of information technology systems could materially harm our business and reputation.

We collect and retain on information technology systems, certain financial, personal and other sensitive information provided by third parties, including tenants, vendors and employees. We also rely on information technology systems for the collection and distribution of funds. We have been, and continue to be, subject to cybersecurity attacks though we have not incurred any loss therefrom. There can be no assurance that we will be able to prevent unauthorized access to sensitive information or the unauthorized distribution of funds. Any loss of this information or unauthorized distribution of funds as a result of a cybersecurity attack may result in loss of funds to which we are entitled, legal liability and costs (including damages and penalties), as well as damage to our reputation, that could materially and adversely affect our business.

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

Actual or threatened epidemics, pandemics, outbreaks, or other public health crises may adversely affect our tenants' financial condition and the profitability of our properties.

Our business and the businesses of our tenants could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the recent outbreak of novel coronavirus (COVID-19). The risk, or public perception of the risk, of a pandemic or media coverage of infectious diseases could cause customers to avoid retail properties, and with respect to our properties generally, could cause temporary or long-term disruptions in our tenants' supply chains and/or delays in the delivery of our tenants’ inventory. Moreover, an epidemic, pandemic, outbreak or other public health crisis, such as COVID-19, could cause the on-site employees of our tenants to avoid our tenants’ properties, which could adversely affect our tenants’ ability to adequately manage their businesses. Risks related to an epidemic, pandemic or other health crisis, such as COVID-19, could also lead to the complete or partial closure of one or more of our tenants’ stores or facilities. Such events could adversely impact our tenants’ sales and/or cause the temporary closure of our tenants’ businesses, which could severely disrupt their operations and the rental revenue we generate from our leases with them. The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition and results of operations.

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

We are dependent on third party software, and in particular Yardi’s property management software, for generating tenant invoices and financial reports. If the software fails (including a failure resulting from such parties unwillingness or inability to maintain or upgrade the functionality of the software), our ability to bill tenants and prepare financial reports could be impaired which would adversely affect our business.

Risks Related to the REIT Industry

Certain provisions of our charter, our Bylaws, as amended, and Maryland law may inhibit a change in control that stockholders consider favorable and could also limit the market price of our common stock.

Certain provisions of our charter (the "Charter"), our Bylaws, as amended and Maryland law may impede, or prevent, a third party from acquiring control of us without the approval of our board of directors. These provisions:

●	provide for a staggered board of directors consisting of three classes, with one class of directors being elected each year and each class being elected for three-year terms and until their successors are duly elected and qualify;
●	impose restrictions on ownership and transfer of our stock (such provisions being intended to, among other purposes, facilitate our compliance with certain requirements under the Code, relating to our qualification as a REIT under the Code); and
●	provide that directors may be removed only for cause and only by the vote of at least a majority of all outstanding shares entitled to vote.

Certain provisions of the Maryland General Corporation Law (the “MGCL”) may impede a third party from making a proposal to acquire us or inhibit a change of control under circumstances that otherwise could be in the best interest of holders of shares of our common stock, including:

●	“control share” provisions that provide that, subject to certain exceptions, holders of “control shares” of our company (defined as voting shares which, when aggregated with other shares controlled by the stockholder, entitle the holder to exercise voting power in the election of directors within one of three increasing ranges) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares,” subject to certain exceptions) have no voting rights with respect to the control shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares; and
●	additionally, Title 3, Subtitle 8 of the MGCL permits our board of directors, without stockholder approval and regardless of what is currently provided in the Charter or the Bylaws, to implement certain corporate governance provisions.

Ownership of less than 9.9% of our outstanding stock could violate the restrictions on ownership and transfer in our Charter, which would result in the shares owned or acquired in violation of such restrictions being designated as “excess shares” and transferred to a trust for the benefit of a charitable beneficiary and loss of the right to receive dividends and other distributions on, and the economic benefit of any appreciation of, such shares, and you may not have sufficient information to determine at any particular time whether an acquisition of our shares will result in a loss of the economic benefit of such shares.

In order for us to qualify as a real estate investment trust under the Code, no more than 50% of the value of the outstanding shares of our stock may be owned, directly or indirectly or through application of certain attribution rules, by five or fewer “individuals” (as defined in the Code) at any time during the last half of a taxable year. To facilitate our qualification as a REIT under the Code, among other purposes, the Charter generally prohibits any person other than Fredric H. Gould, currently vice chairman of our board of directors, from actually or constructively owning more than 9.9% of the outstanding shares of all classes and series of our stock, which we refer to as the “ownership limit.” In addition, the Charter prohibits any person from beneficially or constructively owning shares of our stock that would result in more than 50% of the value of the outstanding shares of our stock to be beneficially owned by five or fewer individuals, regardless of whether such ownership is during the last half of any taxable year, which we refer to as the “Five or Fewer Limit.” Shares transferred in violation of either of these restrictions will be designated automatically as “excess shares” and transferred to a trust for the benefit of a charitable beneficiary selected by us. The person that attempted to acquire the shares of our stock in violation of the restrictions in the Charter will not be entitled to any dividends or distributions paid after the date of the transfer to the trust and, upon a sale of such shares by the trust, will generally be entitled to receive only the lesser of the market value on the date of the event that resulted in the transfer to the trust or the net proceeds of the sale by the trust to a person who could own the shares without violating the ownership limits.

Pursuant to the attribution rules under the Code, Fredric H. Gould, is our only stockholder that beneficially owned in excess of 9.9% of our capital stock on June 14, 2005, when the ownership limit became effective, and is the only person permitted to own and acquire shares of our capital stock, directly or indirectly, in excess of the ownership limit. Based on information supplied to us, as of March 5, 2020, Mr. Gould beneficially owns approximately 13.861% of the outstanding shares of our stock. As a result of Mr. Gould’s beneficial ownership of our stock, compliance with the 9.9% ownership limit will not ensure that your ownership of shares of our stock will not violate the Five or Fewer Limit or prevent shares of stock that you intended to acquire from being designated as “excess shares” and transferred to a charitable trust.

Currently, if three other individuals unrelated to Mr. Gould were to beneficially own exactly 9.9% of our outstanding stock, no other individual may beneficially own 6.439% or more of our outstanding stock without violating the Five or Fewer Limit and causing the newly-acquired shares to be designated as “excess shares” and transferred to the charitable trust. However, there is no limitation on Mr. Gould acquiring additional shares of our stock or otherwise increasing his percentage of ownership of our stock, meaning that the amount of our stock that other persons or entities may acquire without potentially violating the Five or Fewer Limit could be reduced in the future and without notice.

Fredric H. Gould will be required by the Exchange Act and regulations promulgated thereunder to report, with certain exceptions, his acquisition of additional shares of our stock within two days of such acquisitions, and all holders of our stock will be required to file reports of their acquisition of beneficial ownership (as defined in the Exchange Act) of more than 5% of our outstanding stock. However, beneficial ownership for purposes of the reporting requirements under the Exchange Act is calculated differently than beneficial ownership for purposes of determining compliance with the Five or Fewer Limit. As a result, you may not have enough information currently available to you at any time to determine the percentage of ownership of our stock that you can acquire without violating the Five or Fewer Limit and losing the economic benefit of the ownership of such newly-acquired shares.

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

As a result of differences in timing between the receipt of income and the payment of expenses, and the inclusion of such income and the deduction of such expenses in arriving at taxable income, and the effect of nondeductible capital expenditures and the timing of required debt service (including amortization) payments, we may need to borrow funds in order to make the distributions necessary to retain the tax benefits associated with qualifying as a REIT, even if we believe that then prevailing market conditions are not generally favorable for such borrowings. Such borrowings could reduce our net income and the cash available to pay dividends.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2019, we own 122 properties with an aggregate net book value of $700.5 million. Our occupancy rate, based on square footage, was 98.1% and 99.2% as of December 31, 2019 and 2018, respectively.

At December 31, 2019, we participated in joint ventures that owned four properties and at such date, our investment in these unconsolidated joint ventures is $11.1 million. The occupancy rate of our joint venture properties, based on square footage, was 59.3%, 59.3% and 97.6% as of December 31, 2019, 2018 and 2017, respectively. On March 2, 2020, a joint venture sold a property in Savannah, Georgia (the “Savannah Sale”). For further information about the Manahawkin Property, including information about the related mortgage debt and re-development activities, and the Savannah Sale, see “—Properties Owned by Joint Ventures”, “—Mortgage Debt” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Our Properties

The following table details, as of December 31, 2019, certain information about our properties (except as otherwise indicated, each property is tenanted by a single tenant):

		Percentage		2020
		of 2020	Approximate	Contractual
		Contractual	Square Footage	Rental Income
Location	Type of Property	Rental Income	of Building	per Square Foot
Fort Mill, SC	Industrial	4.0	701,595	$4.14
Hauppauge, NY	Industrial	3.7	201,614	13.24
Baltimore, MD	Industrial	3.3	367,000	6.39
Royersford, PA(1)	Retail	3.0	194,600	11.50
Lebanon, TN	Industrial	2.9	540,200	3.83
El Paso, TX	Industrial	2.6	419,821	4.47
Greensboro, NC	Theater	2.2	61,213	26.43
West Hartford, CT	Retail—Supermarket	2.2	47,174	33.80
Secaucus, NJ	Health & Fitness	2.1	44,863	32.93
Delport, MO(2)	Industrial	2.0	339,094	4.31
Littleton, CO(3)	Retail	1.9	101,617	16.42
El Paso, TX(4)	Retail	1.9	110,179	12.55
McCalla, AL	Industrial	1.8	294,000	4.35
Brooklyn, NY	Office	1.8	66,000	19.24
St. Louis Park, MN(2)	Retail	1.7	131,710	9.46
Fort Mill, SC	Industrial	1.6	303,188	3.84
Knoxville, TN	Retail	1.6	35,330	32.84
Joppa, MD	Industrial	1.5	258,710	4.25
Ankeny, IA(2)	Industrial	1.5	208,234	5.12
Moorestown, NJ(2)	Industrial	1.4	219,881	4.73
Pittston, PA	Industrial	1.4	249,600	3.92
Beachwood, OH(5)	Land	1.4	349,999	2.78
Englewood, CO	Industrial	1.3	63,882	14.92
Tucker, GA	Health & Fitness	1.3	58,800	16.16
Pennsburg, PA(2)	Industrial	1.3	291,203	3.11
Saco, ME	Industrial	1.1	131,400	6.12
Hamilton, OH	Health & Fitness	1.1	38,000	20.75
Cedar Park, TX	Retail—Furniture	1.0	50,810	14.71
Greenville, SC(6)	Industrial	1.0	142,200	5.20
Bakersfield, CA	Industrial	1.0	218,116	3.36
Indianapolis, IN	Theater	1.0	57,688	12.49
Green Park, MO	Industrial	1.0	119,680	6.02
Columbus, OH	Retail—Furniture	1.0	96,924	7.40
Indianapolis, IN	Industrial	1.0	125,622	5.45
Lake Charles, LA(7)	Retail—Office Supply	0.9	54,229	12.52
Ronkonkoma, NY(2)	Industrial	0.9	90,599	7.49
Columbus, OH	Industrial	0.9	105,191	6.20
Huntersville, NC	Industrial	0.9	78,319	7.87
Ft. Myers, FL	Retail	0.8	29,993	20.17
Memphis, TN	Industrial	0.8	224,749	2.66
Chandler, AZ	Industrial	0.8	62,121	9.46
Kennesaw, GA	Retail	0.8	32,138	17.90
Champaign, IL(2)	Retail	0.8	50,530	11.27
Chicago, IL	Retail—Office Supply	0.8	23,939	23.45
Wichita, KS	Retail—Furniture	0.8	88,108	6.35
Moorestown, NJ	Industrial	0.8	64,000	8.55
Nashville, TN(2)	Industrial	0.8	99,500	5.45
Melville, NY	Industrial	0.7	51,351	10.47
New Hope, MN	Industrial	0.7	122,461	4.33
Shakopee, MN	Industrial	0.7	114,000	4.45
Tyler, TX	Retail—Furniture	0.7	72,000	6.75
Onalaska, WI(8)	Retail	0.7	63,919	7.50
Greenville, SC	Industrial	0.7	88,800	5.34
Cary, NC	Retail—Office Supply	0.7	33,490	14.07
Fayetteville, GA	Retail—Furniture	0.6	65,951	6.97
Louisville, KY	Industrial	0.6	125,370	3.60

		Percentage		2020
		of 2020	Approximate	Contractual
		Contractual	Square Footage	Rental Income
Location	Type of Property	Rental Income	of Building	per Square Foot
New Hyde Park, NY	Industrial	0.6	38,000	11.66
Rincon, GA	Industrial	0.6	95,000	4.60
Bensalem, PA(6)	Industrial	0.6	85,663	5.05
Houston, TX	Retail	0.6	25,005	16.70
Plymouth, MN	Industrial	0.6	82,565	5.05
Richmond, VA	Retail—Furniture	0.6	38,788	10.53
Amarillo, TX	Retail—Furniture	0.6	72,027	5.64
Deptford, NJ	Retail	0.6	25,358	15.90
Highland Ranch, CO(2)	Retail	0.6	42,920	9.39
Virginia Beach, VA	Retail—Furniture	0.5	58,937	6.82
Eugene, OR	Retail—Office Supply	0.5	24,978	15.75
Lexington, KY	Retail—Furniture	0.5	30,173	12.48
Duluth, GA	Retail—Furniture	0.5	50,260	7.29
El Paso, TX	Retail—Office Supply	0.5	25,000	14.62
Woodbury, MN	Retail	0.5	49,406	7.25
Newport, VA	Retail—Furniture	0.5	49,865	7.09
Houston, TX	Retail	0.4	20,087	16.00
Durham, NC	Industrial	0.4	46,181	6.95
LaGrange, GA	Industrial	0.4	80,000	3.98
Greensboro, NC	Retail	0.4	12,950	23.08
Greenville, SC(9)	Industrial	0.4	128,000	5.33
Naples, FL	Retail—Furniture	0.4	15,912	18.70
Newark, DE	Other	0.4	23,547	12.56
Selden, NY	Retail	0.4	14,555	20.00
Wauconda, IL	Industrial	0.4	53,750	5.32
Somerville, MA	Retail	0.4	12,054	23.23
Gurnee, IL	Retail—Furniture	0.4	22,768	12.21
Bluffton, SC	Retail—Furniture	0.4	35,011	7.92
Carrollton, GA	Restaurant	0.4	6,012	44.97
Pinellas Park, FL	Industrial	0.4	53,064	5.03
Hauppauge, NY	Restaurant	0.4	7,000	36.65
Cartersville, GA	Restaurant	0.4	5,635	45.27
Hyannis, MA	Retail	0.3	9,750	24.85
Richmond, VA	Restaurant	0.3	9,367	25.70
Greensboro, NC	Restaurant	0.3	6,655	36.01
West Hartford, CT(10)	Retail—Supermarket	0.3	—	—
Myrtle Beach, SC	Restaurant	0.3	6,734	31.68
Chandler, AZ	Industrial	0.3	25,035	8.51
Everett, MA	Retail	0.3	18,572	11.43
Kennesaw, GA	Restaurant	0.3	4,051	51.70
Bolingbrook, IL	Retail	0.3	33,111	6.10
Lawrenceville, GA	Restaurant	0.3	4,025	49.86
Concord, NC	Restaurant	0.3	4,749	42.04
Cape Girardeau, MO	Retail	0.3	13,502	14.71
Miamisburg, OH	Industrial	0.3	35,707	5.48
Marston, MA	Retail	0.3	8,775	21.00
Indianapolis, IN	Restaurant	0.3	12,820	14.14
Monroeville, PA	Retail	0.2	6,051	26.35
Reading, PA	Restaurant	0.2	2,754	54.10
Reading, PA	Restaurant	0.2	2,551	57.01
West Palm Beach, FL	Industrial	0.2	10,361	13.98
Batavia, NY	Retail	0.2	23,483	6.00
Gettysburg, PA	Restaurant	0.2	2,944	45.17
Hanover, PA	Restaurant	0.2	2,702	48.63
Palmyra, PA	Restaurant	0.2	2,798	46.23
Trexlertown, PA	Restaurant	0.2	3,004	42.19
Cuyahoga Falls, OH	Retail	0.2	6,796	17.21
South Euclid, OH	Retail	0.1	11,672	9.94
Hilliard, OH	Retail	0.1	6,751	15.55
Lawrence, KS	Retail	0.1	8,600	12.21
Port Clinton, OH	Retail	0.1	6,749	15.19
Seattle, WA	Retail	0.1	3,053	26.06

		Percentage		2020
		of 2020	Approximate	Contractual
		Contractual	Square Footage	Rental Income
Location	Type of Property	Rental Income	of Building	per Square Foot
Rosenberg, TX	Retail	0.1	8,000	8.79
Louisville, KY	Industrial	0.1	9,642	4.26
Crystal Lake, IL(11)	Retail	—	32,446	—
Philadelphia, PA(12)	Retail—Supermarket	—	57,653	—
		100.0	10,112,039
(1)	This property, a community shopping center, is leased to eleven tenants. Contractual rental income per square foot excludes 3,850 vacant square feet. Approximately 27.9% of the square footage is leased to a supermarket.
(2)	This property has two tenants.
(3)	This property, a community shopping center, is leased to 23 tenants. Contractual rental income per square foot excludes 19,215 vacant square feet.
(4)	This property has four tenants. Contractual rental income per square foot excludes 2,395 vacant square feet.
(5)	This property is ground leased to a multi-unit apartment complex owner/operator. Reflects contingent rent that may be received subject to the satisfaction of performance requirements. See Note 6 of our consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other 2019 Developments.”
(6)	This property has three tenants.
(7)	This property has three tenants. Approximately 43.4% of the square footage is leased to a retail office supply operator.
(8)	This property was sold in February 2020. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Property Transactions Subsequent to December 31, 2019”.
(9)	Contractual rental income excludes 72,000 vacant square feet.
(10)	This property provides additional parking for the W. Hartford, CT, retail supermarket.
(11)	This property has been vacant since 2017.
(12)	The tenant vacated this property in December 2019 and paid a lease termination fee. At December 31, 2019, this property is vacant.

Properties Owned by Joint Ventures

The following table sets forth, as of December 31, 2019, information about the properties owned by joint ventures in which we are a venture partner:

		Percentage of
		Base Rent Payable
		in 2020
		Contributed by	Approximate	2020
	Type of	the Applicable	Square Footage	Base Rent
Location	Property	Joint Venture(1)	of Building	per Square Foot
Manahawkin, NJ(2)	Retail	80.2	319,349	$15.92
Savannah, GA	Retail	12.1	46,058	8.76
Savannah, GA(3)	Restaurant	6.0	—	—
Savannah, GA(4)	Retail	1.7	7,959	7.03
		100.0	373,366
(1)	Represents our share of the base rent payable in 2020 with respect to such joint venture property, expressed as a percentage of the aggregate base rent payable in 2020 with respect to all of our joint venture properties.

(2)	The Manahawkin Property, a community shopping center, is leased to 21 tenants and is undergoing re-development. Base rent per square foot excludes 151,901 vacant square feet. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other 2019 Developments.”
(3)	Portions of this property are used by a tenant for a parking lot and ground leased to a restaurant.
(4)	On March 2, 2020, we sold this property for $819,000, net of closing costs. Our 50% share of the gain from this sale is anticipated to be approximately $121,000 which will be included in our results for the three months ending March 31, 2020.

Geographic Concentration

As of December 31, 2019, the 122 properties owned by us are located in 31 states. The following table sets forth information, presented by state, related to our properties as of December 31, 2019:

			Percentage of
		2020	2020
		Contractual	Contractual	Approximate
	Number of	Rental	Rental	Building
State	Properties	Income	Income	Square Feet
New York	8	$6,286,499	8.7	492,602
South Carolina	7	6,071,891	8.4	1,405,528
Texas	9	6,043,268	8.4	802,929
Pennsylvania	12	5,482,451	7.6	901,523
Tennessee	4	4,369,714	6.1	899,779
Georgia	10	4,041,993	5.6	401,872
Ohio	9	3,766,199	5.2	657,789
North Carolina	7	3,764,997	5.2	243,557
New Jersey	4	3,466,810	4.8	354,102
Maryland	2	3,445,447	4.8	625,710
Minnesota	5	3,057,809	4.3	500,142
Colorado	3	2,709,643	3.8	208,419
Missouri	3	2,381,620	3.3	472,276
Illinois	6	1,897,094	2.6	216,544
Connecticut	2	1,818,250	2.5	47,174
Indiana	3	1,586,745	2.2	196,130
Virginia	4	1,404,852	2.0	156,957
Florida	4	1,314,118	1.8	109,330
Alabama	1	1,277,979	1.8	294,000
Iowa	1	1,066,037	1.5	208,234
Massachusetts	4	918,849	1.3	49,151
Kentucky	3	869,074	1.2	165,185
Maine	1	803,670	1.1	131,400
Arizona	2	800,429	1.1	87,156
California	1	733,260	1.0	218,116
Louisiana	1	678,705	1.0	54,229
Kansas	2	664,617	0.9	96,708
Other	4	1,248,107	1.8	115,497
	122	$71,970,127	100.0	10,112,039

The following table sets forth information, presented by state, related to the properties owned by our joint ventures as of December 31, 2019:

		Our Share
		of the
		Base Rent
		Payable in 2020	Approximate
	Number of	to these	Building
State	Properties	Joint Ventures	Square Feet
New Jersey	1	$1,332,637	319,349
Georgia	3	329,579	54,017
	4	$1,662,216	373,366

Mortgage Debt

At December 31, 2019, we had:

●	74 first mortgages secured by 91 of our 122 properties; and
●	$440.3 million of mortgage debt outstanding with a weighted average interest rate of 4.21% and a weighted average remaining term to maturity of approximately 8.1 years. Substantially all of such mortgage debt bears fixed interest at rates ranging from 3.02% to 5.87% and contains prepayment penalties.

The following table sets forth scheduled principal mortgage payments due on our properties as of December 31, 2019 (dollars in thousands):

PRINCIPAL
YEAR	PAYMENTS DUE
2020	$13,530
2021	22,963
2022	46,083
2023	30,182
2024	62,819
Thereafter	264,701
Total	$440,278

At December 31, 2019, the first mortgage on the Manahawkin Property, the only joint venture property with mortgage debt, had an outstanding principal balance of $23.2 million, carries an annual interest rate of 4% and matures in July 2025. This mortgage contains a prepayment penalty. The following table sets forth the scheduled principal mortgage payments due for this property as of December 31, 2019 (dollars in thousands):

PRINCIPAL
YEAR	PAYMENTS DUE
2020	$740
2021	770
2022	802
2023	834
2024	868
Thereafter	19,148
Total	$23,162

The mortgages on our properties (including properties owned by joint ventures) are generally non-recourse, subject to standard carve-outs.

Item 3. Legal Proceedings.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange under the symbol “OLP.” As of March 3, 2020, there were approximately 271 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

We did not repurchase any shares of our outstanding common stock in 2019. We are authorized to repurchase up to $7.5 million shares of our common stock.

Equity Compensation Plan Information

As of December 31, 2019, the only equity compensation plan under which equity compensation may be awarded is our 2019 Incentive Plan, which was approved by our stockholders in June 2019. This plan permits us to grant stock options, restricted stock, restricted stock units and performance based awards to our employees, officers, directors, consultants and other eligible participants. The following table provides information as of December 31, 2019 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under our 2019 Incentive Plan:

Number of
securities
remaining available
	Number of		for future issuance
	securities	Weighted‑average	under equity
	to be issued	exercise price	compensation
	upon exercise	of outstanding	plans (excluding
	of outstanding	options,	securities
	options, warrants	warrants	reflected in
Plan Category	and rights(1)	and rights	column(a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	75,026	—	674,974
Equity compensation plans not approved by security holders	—	—	—
Total	75,026	—	674,974
(1)	Represents 75,026 shares of common stock issuable pursuant to restricted stock units (“RSUs”). On June 30, 2022, the shares of common stock underlying these units vest, if and to the extent specified performance (i.e., average annual return on capital) and/or market (i.e., average annual total stockholder return) conditions are satisfied by such dates. Excludes 150,000 shares of common stock underlying RSUs outstanding pursuant to our 2016 Incentive Plan.
(2)	Does not give effect to 149,550 shares of restricted stock granted January 17, 2020 pursuant to our 2019 Incentive Plan.

Item 6. Selected Financial Data.

The following table sets forth on a historical basis our selected financial data. This information should be read in conjunction with our consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	As of and for the Year Ended December 31,
	(Dollars in thousands, except per share data)
	2019		2018		2017	2016	2015
OPERATING DATA
Total revenues	$84,736	(1)	$79,126	(1)	$75,916	$70,588	$65,711	(1)
Gain on sale of real estate, net	4,327		5,262		9,837	10,087	5,392
Operating income	40,173		36,330		41,803	41,780	38,045
Equity in earnings of unconsolidated joint ventures	16		1,304		826	1,005	412
Equity in earnings from sale of unconsolidated joint venture properties	—		2,057		—	—	—
Prepayment costs on debt	(827)		—		(201)	(577)	(568)
Net income attributable to One Liberty Properties, Inc.	18,011		20,665		24,147	24,422	20,517
Weighted average number of common shares outstanding:
Basic	19,090		18,575		17,944	16,768	15,971
Diluted	19,119		18,588		18,047	16,882	16,079
Net income per common share—basic	$0.88		$1.05		$1.29	$1.40	$1.23
Net income per common share—diluted	$0.88		$1.05		$1.28	$1.39	$1.22
Cash distributions declared per share of common stock	$1.80		$1.80		$1.74	$1.66	$1.58
BALANCE SHEET DATA
Real estate investments, net	$700,535		$705,459		$666,374	$651,213	$562,257
Unamortized intangible lease assets, net	26,068		26,541		30,525	32,645	28,978
Investment in unconsolidated joint ventures	11,061		10,857		10,723	10,833	11,350
Cash and cash equivalents	11,034		15,204		13,766	17,420	12,736
Total assets	774,629		780,912		742,586	733,445	646,499
Mortgages payable, net of deferred financing costs	435,840		418,798		393,157	394,898	331,055
Due under line of credit, net of deferred financing costs	10,831		29,688		8,776	9,064	17,744
Unamortized intangible lease liabilities, net	12,421		14,013		17,551	19,280	14,521
Total liabilities	482,645		482,317		444,084	441,518	384,073
Total equity	291,984		298,595		298,502	291,927	262,426
OTHER DATA(2)
Funds from operations	$36,579		$38,879		$36,193	$33,256	$32,717
Funds from operations per common share:
Basic	$1.85		$2.02		$1.95	$1.91	$1.98
Diluted	$1.84		$2.02		$1.94	$1.90	$1.97
Adjusted funds from operations	$39,377		$41,059		$39,065	$34,848	$31,997
Adjusted funds from operations per common share:
Basic	$1.99		$2.14		$2.10	$2.01	$1.94
Diluted	$1.98		$2.13		$2.09	$1.99	$1.92
(1)	Includes lease termination fees of $950,000, $372,000 and $2.9 million for 2019, 2018 and 2015, respectively.

(2)	See “—Funds from Operations and Adjusted Funds from Operations” for a discussion of the limitations on such data and a reconciliation of such data to our financial information presented in accordance with GAAP.

Funds from Operations and Adjusted Funds from Operations

We compute funds from operations, or FFO, in accordance with the “White Paper on Funds From Operations” issued by the National Association of Real Estate Investment Trusts (“NAREIT”) and NAREIT’s related guidance. FFO is defined in the White Paper as net income (calculated in accordance with GAAP), excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control, impairment write-downs of certain real estate assets and investments in entities where the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. In computing FFO, we do not add back to net income the amortization of costs in connection with our financing activities or depreciation of non-real estate assets.

We compute adjusted funds from operations, or AFFO, by adjusting from FFO for our straight-line rent accruals and amortization of lease intangibles, deducting lease termination fees and adding back amortization of restricted stock and restricted stock unit compensation expense, amortization of costs in connection with our financing activities (including our share of our unconsolidated joint ventures) and debt prepayment costs. Since the NAREIT White Paper does not provide guidelines for computing AFFO, the computation of AFFO may vary from one REIT to another.

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

The table below provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for each of the indicated years (dollars in thousands):

	2019	2018	2017	2016	2015
GAAP net income attributable to One Liberty Properties, Inc.	$18,011	$20,665	$24,147	$24,422	$20,517
Add: depreciation and amortization of properties	21,574	23,792	20,674	17,865	16,150
Add: our share of depreciation and amortization of unconsolidated joint ventures	527	709	872	893	634
Add: impairment loss	—	—	153	—	—
Add: amortization of deferred leasing costs	452	363	319	299	234
Add: amortization of deferred leasing costs of unconsolidated joint ventures	18	—	—	—	—
Add: Federal excise tax relating to gain on sale	—	—	—	6	174
Deduct: gain on sale of real estate, net	(4,327)	(5,262)	(9,837)	(10,087)	(5,392)
Deduct: purchase price fair value adjustment	—	—	—	—	(960)
Deduct: equity in earnings from sale of unconsolidated joint venture properties	—	(2,057)	—	—	—
Adjustments for non‑controlling interests	324	669	(135)	(142)	1,360
NAREIT funds from operations applicable to common stock	36,579	38,879	36,193	33,256	32,717
Deduct: straight‑line rent accruals and amortization of lease intangibles	(1,876)	(1,491)	(1,329)	(2,991)	(1,605)
(Deduct) add: our share of straight‑line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	(62)	(539)	36	49	7
Deduct: lease termination fee income	(950)	(372)	—	—	(2,886)
Add: amortization of restricted stock compensation	3,870	3,510	3,133	2,983	2,334
Add: prepayment costs on debt	827	—	—	577	568
Add: amortization and write‑off of deferred financing costs	995	985	977	904	1,023
Add: our share of amortization and write‑off of deferred financing costs of unconsolidated joint ventures	17	45	25	25	23
Adjustments for non‑controlling interests	(23)	42	30	45	(184)
Adjusted funds from operations applicable to common stock	$39,377	$41,059	$39,065	$34,848	$31,997

The table below provides a reconciliation of net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO:

	2019	2018	2017	2016	2015
GAAP net income attributable to One Liberty Properties, Inc.	$0.88	$1.05	$1.28	$1.39	$1.22
Add: depreciation and amortization of properties	1.11	1.24	1.12	1.02	0.98
Add: our share of depreciation and amortization of unconsolidated joint ventures	0.03	0.04	0.05	0.05	0.04
Add: impairment loss	—	—	0.01	—	—
Add: amortization of deferred leasing costs	0.02	0.02	0.02	0.02	0.02
Add: amortization of deferred leasing costs of unconsolidated joint ventures	—	—	—	—	—
Add: Federal excise tax relating to gain on sale	—	—	—	—	0.01
Deduct: gain on sale of real estate	(0.22)	(0.27)	(0.53)	(0.57)	(0.32)
Deduct: purchase price fair value adjustment	—	—	—	—	(0.06)
Deduct: equity in earnings from sale of unconsolidated joint venture properties	—	(0.10)	—	—	—
Adjustments for non‑controlling interests	0.02	0.04	(0.01)	(0.01)	0.08
NAREIT funds from operations per share of common stock	1.84	2.02	1.94	1.90	1.97
Deduct: straight‑line rent accruals and amortization of lease intangibles	(0.10)	(0.07)	(0.07)	(0.16)	(0.10)
Deduct: our share of straight‑line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	(0.03)	—	—	—
Deduct: lease termination fee income	(0.05)	(0.02)	—	—	(0.17)
Add: amortization of restricted stock compensation	0.20	0.18	0.17	0.17	0.14
Add: prepayment costs on debt	0.04	—	—	0.03	0.03
Add: amortization and write‑off of deferred financing costs	0.05	0.05	0.05	0.05	0.06
Add: our share of amortization and write‑off of deferred financing costs of unconsolidated joint ventures	—	—	—	—	—
Adjustments for non‑controlling interests	—	—	—	—	(0.01)
Adjusted funds from operations per share of common stock	$1.98	$2.13	$2.09	$1.99	$1.92

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a self-administered and self-managed real estate investment trust. We are focused on acquiring, owning and managing a geographically diversified portfolio of industrial, retail (including furniture stores and supermarkets), restaurant, health and fitness and theater properties, many of which are subject to long-term leases. Most of our leases are “net leases” under which the tenant, directly or indirectly, is responsible for paying the real estate taxes, insurance and ordinary maintenance and repairs of the property. As of December 31, 2019, we own 122 properties and our joint ventures own four properties. These 126 properties are located in 31 states.

We face a variety of risks and challenges in our business. As more fully described under “Item 1A. Risk Factors”, we, among other things, face the possibility we will not be able to acquire accretive properties on acceptable terms, lease our properties on terms favorable to us or at all, our tenants may not be able to pay their rental and other obligations and we may not be able to renew or re-let, on acceptable terms, leases that are expiring or otherwise terminating.

We seek to manage the risk of our real property portfolio and the related financing arrangements by diversifying among types of properties, industries, locations, tenants, scheduled lease expirations, mortgage maturities and lenders, and by seeking to minimize our exposure to interest rate fluctuations. As a result, as of December 31, 2019:

●	our 2020 contractual rental income is derived from the following property types: 50.1% from industrial, 33.9% from retail, 4.8% from restaurant, 4.5% from health and fitness, 3.2% from theater and 3.5% from other properties,
●	there are eight states with properties that account for more than five percent of 2020 contractual rental income,
●	there is one tenant that accounts for more than five percent of 2020 contractual rental income,
●	through 2028, there are two years in which the percentage of our 2020 contractual rental income represented by expiring leases exceeds 10% (i.e., 19.8% in 2022 and 11.4% in 2023)—approximately 27.6% of our 2020 contractual rental income is represented by leases expiring in 2029 and thereafter,
●	after giving effect to interest rate swap agreements, substantially all of our mortgage debt bears interest at fixed rates,
●	until 2022, not more than 6% of our total scheduled principal mortgage payments is due in any year, and
●	there are six different counterparties to our portfolio of interest rate swaps: four counterparties, rated A- or better by a national rating agency, account for 91.6%, or $88.1 million, of the notional value of our swaps; and two counterparties, rated A- or better by other ratings providers, account for 8.4%, or $8.1 million, of the notional value of such swaps.

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

We are sensitive to the risks facing the retail industry as a result of the growth of e-commerce. Over the past several years, we have been addressing our exposure to the retail industry by seeking to acquire industrial properties that we believe capitalize on e-commerce activities, such as e-commerce distribution and warehousing facilities, and by being especially selective in acquiring retail properties. As a result, retail properties generated 35.2%, 41.9%, 43.7% and 51.8%, of rental income, net, in 2019, 2018, 2017 and 2016, respectively, and industrial properties generated 48.7%, 40.1%, 35.1% and 31.6%, of rental income, net, in 2019, 2018, 2017 and 2016, respectively.

At December 31, 2019, we have variable rate debt in principal amount of $107.7 million (i.e., $96.2 million of mortgage debt and $11.5 million of credit facility debt) that bear interest at the one month LIBOR rate plus a negotiated spread. This mortgage debt is hedged through interest rate swaps and the credit facility debt is not hedged. The authority regulating LIBOR announced it intends to stop compelling banks to submit rates for the circulation of LIBOR after 2021 and it is possible that LIBOR will become unavailable at an earlier date. As substantially all of this debt matures after 2021, there is uncertainty as to how the interest rate on this variable rate debt and related swaps will be determined when LIBOR is unavailable.

2019 Highlights

In 2019:

●	our rental income, net, increased by $5.0 million, or 6.4%, from 2018.
●	we earned $950,000 of lease termination fees from two properties - one property was re-leased.
●	we acquired eight industrial properties for an aggregate purchase price of $49.3 million. The acquired properties account for $3.3 million, or 4.6%, of our 2020 contractual rental income.
●	we sold three retail properties, a land parcel ground leased to a multi-family operator, and the Round Rock Property, for an aggregate net gain on sale of real estate of $4.3 million, without giving effect to $422,000 of a non-controlling interest’s share of the gain and $827,000 of prepayment costs. The properties sold accounted for 3.0% and 3.9% of 2019 and 2018 rental income net, respectively.
●	we extended the term of our credit facility through December 31, 2022 and increased the amount that may be used for renovation and operating expense purposes.
●	we obtained proceeds of $50.3 million from mortgage financings.

Other 2019 Developments

Round Rock Property

In December 2018, our tenant at an 87,500 square foot assisted living facility in Round Rock, Texas, filed for bankruptcy protection and we wrote-off an aggregate of $4.9 million, including lease intangibles and unbilled rent receivables. Though the tenant rejected the lease, it continued to occupy the property and during 2019, we recognized $584,000 of a rental income and incurred costs (including $361,000 of principal payments on our mortgage) aggregating $2.2 million with respect to this property. In October 2019, we settled our bankruptcy court claim against the tenant - debtor (but not, as described below, our claims against the lease guarantor) for, among other things, $584,000. In December 2019, we sold this property for a sales price of $16.6 million, of which $13.2 million was used to repay the mortgage debt associated with the property.  We recognized  a $435,000 gain from this sale, without giving effect to a $625,000 mortgage swap termination fee.  Net of this fee and excluding the effect of the 2018 write-off of $4.9 million related to this property, the sale resulted in a net loss of approximately $190,000.

We are seeking damages in excess of $10 million in our lawsuit against the lease guarantor (i.e., OLP Wyoming Springs, LLC, Plaintiff, v. Harden Healthcare, LLC, Defendant, v Benjamin Hanson, Intervenor, District Court of Williamson County, Texas, Cause No. 18-1511-C368). We will continue to incur significant legal expense in connection with this lawsuit and cannot provide any assurance that we will realize any recovery therefrom.

The Vue

A multi-family complex, which we refer to as The Vue, which ground leases from us the underlying land located in Beachwood, Ohio, experienced a significant decrease in its operating cash flow in 2018 due to a decrease in the property’s occupancy and rental rates. The occupancy and rental rates decreased due to a casualty loss at the property and competition from newly constructed residential buildings located nearby. To address the decrease in operating cash flow (i) the owner/operator has and continues to obtain capital infusions from its members and (ii) we and the owner/operator of The Vue entered into a lease amendment which, among other things, reduced the annual base rent payable in 2019 pursuant to the ground lease to $783,000 (from an annual base rent of $1.6 million in 2018) increasing in stages to approximately $1.3 million beginning April 2021. At December 31, 2019, (i) there are no unbilled rent receivables, intangibles or tenant origination costs associated with this property and (ii) the net book value of our land subject to this ground lease is $13.9 million and is subordinate to $67.4 million of mortgage debt incurred by the owner/operator. Unlike our other tenancies, the owner/operator is responsible for the property’s current monthly mortgage interest payments of approximately $228,000—the interest only period with respect to such mortgage expires August 2020. See “—Off Balance Sheet Arrangements” and Note 6 to our consolidated financial statements.

Re-development of the Manahawkin Property

We are re-developing the Manahawkin Property, which is owned by an unconsolidated joint venture in which we have a 50% equity interest. As a result of this re-development activity and the related decrease in occupancy, income and cash flow from this property have decreased from prior years. We believe that during the re-development period, which we anticipate will extend through 2022, available cash and cash flow from the operations at this property will cover the property’s carrying costs and debt service obligations, though we can provide no assurance in this regard. See “—Liquidity and Capital Resources.”

Property Transactions Subsequent to December 31, 2019

On February 11, 2020, we sold a retail property located in Onalaska, Wisconsin for approximately $7.1 million, net of closing costs, and paid off the $3.3 million mortgage. This property accounted for approximately 0.7% of our rental income during 2019.  We anticipate recognizing a gain from this sale of approximately $4.3 million during the three months ending March 31, 2020, without giving effect to a $290,000 mortgage prepayment charge.

On February 20, 2020, we acquired an industrial property located in Ashland, Virginia, a suburb of Richmond, for $9.1 million. The lease expires in 2034 and provides for annual base rent in 2020 of $599,000.

On February 24, 2020, we acquired an industrial property located in Lowell, Arkansas for $19.2 million. The lease expires in 2027 and provides for annual base rent in 2020 of $1.2 million.

Comparison of Years Ended December 31, 2019 and 2018

Revenues

The following table compares total revenues for the periods indicated:

	Year Ended
	December 31,		Increase
(Dollars in thousands)	2019	2018	(Decrease)	% Change
Rental income, net	$83,786	$78,754	$5,032	6.4
Lease termination fees	950	372	578	155.4
Total revenues	$84,736	$79,126	$5,610	7.1

Rental income, net.

The following table details the components of rental income, net, for the periods indicated:

	Year Ended
	December 31,		Increase
(Dollars in thousands)	2019	2018	(Decrease)	% Change
Acquisitions (a)	$9,646	$1,724	$7,922	459.5
Dispositions (b)	2,553	5,249	(2,696)	(51.4)
Same store (c)	71,587	71,781	(194)	(0.3)
Rental income, net	$83,786	$78,754	$5,032	6.4
(a)	The 2019 column represents rental income from properties acquired since January 1, 2018; the 2018 column represents rental income from properties acquired during the year ended December 31, 2018.
(b)	The 2019 column represents rental income from properties sold during the year ended December 31, 2019; the 2018 column represents rental income from properties sold since January 1, 2018.
(c)	Represents rental income from properties that were owned for the entirety of the periods presented.

Changes due to acquisitions and dispositions.

The increase is due to:

●	$7.9 million from properties acquired in 2018 and 2019 (including $2.0 million from properties acquired in 2019) - we estimate that rental income in 2020 from the properties acquired in 2019 will be approximately $3.7 million, and
●	$581,000 from our Round Rock Property (i.e., the inclusion during 2018 of a $1.4 million non-cash allowance against rental income of the entire unbilled rent receivable balance related to this property, offset by a decrease of $859,000 of rent received from this property for 2018 compared to 2019).

Offsetting the increase are decreases of $3.3 million representing the 2018 rental income from properties sold during 2018 and 2019, excluding the $581,000 increase from the Round Rock Property described above.

Changes at same store properties

The decrease is due to:

●	the inclusion, in 2018, of an $804,000 non-cash write-off of a lease intangible liability (i.e., an addition to rental income) related to the Savers Buyout described below,
●	a $610,000 reduction in rental income from The Vue, and
●	a $548,000 non-cash allowance against rental income in 2019 of the entire unbilled rent receivable balance related to our Philadelphia, Pennsylvania (i.e., $380,000) and Columbus, Ohio properties.

Offsetting the decrease are increases of:

●	$917,000 due to the additional rent from the expansion of our Hauppauge, New York property, and
●	$851,000 primarily due to tenant reimbursements which generally relate to real estate taxes and operating expenses incurred in the same period.

Lease termination fees.

In 2019, we received $950,000 of lease termination fees in connection with the buyout of leases at our Philadelphia, Pennsylvania, and Newark, Delaware retail properties. In 2018, we received a $372,000 lease termination fee in connection with the buyout of the lease with Savers for a retail property located in Colorado, which we refer to as the “Savers Buyout”.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Year Ended
	December 31,		Increase
(Dollars in thousands)	2019	2018	(Decrease)	% Change
Operating expenses:
Depreciation and amortization	$22,026	$24,155	$(2,129)	(8.8)
General and administrative	12,442	11,937	505	4.2
Real estate expenses	14,074	11,596	2,478	21.4
State taxes	348	370	(22)	(5.9)
Total operating expenses	$48,890	$48,058	$832	1.7

Depreciation and amortization. The decrease is due primarily to the inclusion in 2018 of:

●	a $3.1 million write-off of tenant origination costs, including $2.7 million at the Round Rock Property and $430,000 in connection with the Savers Buyout,
●	amortization of $709,000 of tenant origination costs at several properties that were fully amortized in 2018 or 2019 in connection with lease expirations,
●	$618,000 from the properties sold since January 1, 2018, and

●	a $418,000 decrease due to a change in the depreciable life with respect to our Greensboro, North Carolina property.

The decrease was offset by $2.7 million of depreciation and amortization expense on the properties acquired in 2019 and 2018 (including $1.9 million from properties acquired in 2018).

We estimate that in 2020, depreciation and amortization from the properties acquired in 2019 will be approximately $1.7 million. This expense for these properties in 2019 was $766,000.

General and administrative. The increase is due primarily to increases of:

●	$326,000 in non-cash compensation expense due to the increase in the number, and higher fair value, of the shares of restricted stock granted in 2019 in comparison to the awards granted in 2014,
●	$167,000 in compensation expense primarily due to higher compensation levels, and
●	$160,000 in non-cash compensation expense related to the restricted stock units awarded in 2019, 2018 and 2017.

The increase was offset by $126,000 resulting from the cancellation of restricted stock related to the resignation of a director.

Real estate expenses. The increase is due primarily to increases of:

●	$1.5 million from properties acquired in 2019 and 2018 (including $448,000 from properties acquired in 2019),
●	$802,000 of legal and real estate tax expense for our Round Rock Property which was sold in December 2019, and
●	an aggregate of $459,000 at same store properties, including $217,000 at our Greensboro, North Carolina property, due to the adoption of a lease accounting pronouncement, and $173,000 at our Delport, Missouri property.

The increase was offset by a $246,000 decrease related to properties sold (other than the Round Rock Property) during 2019 and 2018 (including $96,000 from properties sold in 2019).

A substantial portion of real estate expenses are rebilled to tenants and included in Rental income, net, on the consolidated statements of income, other than the expenses related to the Round Rock Property and the Greensboro, North Carolina property.

Gain on sale of real estate, net

The following table compares gain on sale of real estate, net:

	Year Ended
	December 31,		Increase
(Dollars in thousands)	2019	2018	(Decrease)	% Change
Gain on sale of real estate, net	$4,327	$5,262	$(935)	(17.8)

The gain in 2019 was realized from the sales of our Wheaton, Illinois property, a $1.5 million gain, our Clemmons, North Carolina property, a $1.1 million gain (before giving effect to the non-controlling interest’s $422,000 share of the gain), our Athens, Georgia property, a $1.0 million gain, our Round Rock Property, a $435,000 gain and our Houston, Texas property, a $218,000 gain. The gain in 2018 was realized from the sales of our Lakemoor, Illinois property, a $4.6 million gain, and our Fort Bend, Texas property, a $2.4 million gain (before giving effect to the non-controlling interest’s $776,000 share of the gain). The 2018 gain was offset by a $1.7 million loss on the December 2018 sale of a property located in Lincoln, Nebraska.

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Year Ended
	December 31,		Increase
(Dollars in thousands)	2019	2018	(Decrease)	% Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$16	$1,304	$(1,288)	(98.8)
Equity in earnings from sale of unconsolidated joint venture properties	—	2,057	(2,057)	(100.0)
Prepayment costs on debt	(827)	—	827	n/a
Other income	8	720	(712)	(98.9)
Interest:
Expense	(19,831)	(17,862)	1,969	11.0
Amortization and write‑off of deferred financing costs	(995)	(985)	10	1.0

Equity in earnings of unconsolidated joint ventures. The decrease is due to the inclusion, in 2018, of:

●	$576,000 of rental income from Kmart at the Manahawkin Property,
●	a $550,000 write-off of an intangible lease liability (i.e., an addition to rental income) in connection with the expiration, in late 2018, of the Kmart lease at the Manahawkin Property, and
●	$287,000 of earnings (including our $110,000 share of the gain realized from the discontinuance of hedge accounting on a related interest rate swap) from a property in Milwaukee, Wisconsin which was sold in July 2018.

Equity in earnings from sale of unconsolidated joint venture properties. The results for 2018 include a $2.0 million gain from the sale of the Milwaukee, Wisconsin property.

Prepayment costs on debt. These costs were incurred in 2019 in connection with the sale of three properties, including $625,000 incurred in connection with the sale of the Round Rock Property. There was no corresponding expense in 2018.

Other income. Other income in 2018 includes $395,000 from the early termination of an interest rate derivative in connection with a refinancing transaction and a non-recurring $298,000 consulting fee.

Interest expense. The following table summarizes interest expense for the periods indicated:

	Year Ended
	December 31,		Increase
(Dollars in thousands)	2019	2018	(Decrease)	% Change
Interest expense:
Credit facility interest	$1,016	$668	$348	52.1
Mortgage interest	18,815	17,194	1,621	9.4
Total	$19,831	$17,862	$1,969	11.0

Credit facility interest

The increase in 2019 is due primarily to the $8.5 million increase in the weighted average balance outstanding under the facility and, to a lesser extent, a 30 basis point increase in the weighted average interest rate (from 3.73% to 4.03%) due to the increase in the one month LIBOR rate.

Mortgage interest

The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt during the applicable year:

	Year Ended
	December 31,		Increase
(Dollars in thousands)	2019	2018	(Decrease)	% Change
Average interest rate on mortgage debt	4.29%	4.26%	0.03%	0.7
Average principal amount of mortgage debt	$438,014	$404,035	$33,979	8.4

The increase in mortgage interest expense is due primarily to the increase in the average principal amount of mortgage debt outstanding. The increase in the average balance outstanding is due primarily to the financing (including financings effectuated in connection with acquisitions) or refinancing in 2019 and 2018 of $112.0 million of gross mortgage debt (including $14.7 million of refinanced amounts).

We estimate that in 2020, the mortgage interest expense associated with the properties acquired in 2019 will be approximately $1.0 million for six of the eight acquired properties that at December 31, 2019, had mortgage debt. Interest expense for these six properties in 2019 was $269,000.

Funds from Operations and Adjusted Funds from Operations

The following table summarizes the changes in FFO and AFFO for the periods indicated:

	Year Ended
	December 31,		Increase
(Dollars in thousands)	2019	2018	(Decrease)	% Change
Funds from operations	$36,579	$38,879	$(2,300)	(5.9)
Adjusted funds from operations	39,377	41,059	(1,682)	(4.1)

The decrease in FFO is primarily due to:

●	a $1.3 million decrease in equity in earnings of unconsolidated joint ventures,
●	a $712,000 decrease in other income,
●	a $2.5 million increase in real estate expenses,
●	$2.0 million increase in interest expense,
●	an $827,000 increase in prepayment costs on debt, and
●	a $505,000 increase in general and administrative expense.

Offsetting the decrease is a $5.6 million increase in total revenues, primarily due to the net impact of acquisitions and dispositions during 2019 and 2018.

These changes are described in “Comparison of Years Ended December 31, 2019 and 2018”.

The decrease in AFFO is due to the decrease in FFO as described above and a $578,000 increase in lease termination fee income.

The decrease was offset primarily by:

●	an $827,000 increase in prepayment costs on debt, and
●	a $360,000 increase in amortization of restricted stock compensation.

These changes are described in “- Comparison of Years Ended December 31, 2019 and 2018”.

Comparison of Years Ended December 31, 2018 and 2017

As we qualify as a smaller reporting company, this comparison is omitted in accordance with Instruction 1 to Item 303(a) of Regulation S-K.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of our equity securities and property sales. In 2019, we obtained $50.3 million of proceeds from mortgage financings, approximately $21.2 million of net proceeds (after giving effect to repayment of mortgage debt, non-controlling interests and debt prepayment costs) from property sales and $5.2 million of net proceeds from the sale of our common stock pursuant to our at-the-market equity offering program. Our available liquidity at March 5, 2020 was approximately $67.7 million, including approximately $7.3 million of cash and cash equivalents (net of the credit facility’s required $3.0 million deposit maintenance balance) and, subject to borrowing base requirements, up to $60.4 million available under our credit facility.

Liquidity and Financing

We expect to meet our operating cash requirements (including debt service and anticipated dividend payments) principally from cash flow from operations, our available cash and cash equivalents, proceeds from the sale of our common stock and, to the extent permitted, our credit facility. We and our joint venture partner are also re-developing the Manahawkin Property—we estimate that our share of the capital expenditures required in connection with such re-development will range from $12 million to $15 million. We are evaluating various sources of funding for such expenditures including borrowings from our credit facility.

The following table sets forth, as of December 31, 2019, information with respect to our mortgage debt that is payable from January 2020 through December 31, 2022 (excluding the mortgage debt of our unconsolidated joint ventures):

(Dollars in thousands)	2020	2021	2022	Total
Amortization payments	$13,530	$14,500	$14,544	$42,574
Principal due at maturity	—	8,463	31,539	40,002
Total	$13,530	$22,963	$46,083	$82,576

At December 31, 2019, an unconsolidated joint venture had a first mortgage on its property (i.e., the Manahawkin Property) with an outstanding balance of approximately $23.2 million, bearing interest at 4.0% per annum and maturing in July 2025.

We intend to make debt amortization payments from operating cash flow and, though no assurance can be given that we will be successful in this regard, generally intend to refinance, extend or payoff the mortgage loans which mature in 2020 through 2022. We intend to repay the amounts not refinanced or extended from our existing funds and sources of funds, including our available cash, proceeds from the sale of our common stock and our credit facility (to the extent available).

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

Credit Facility

Subject to borrowing base requirements, we can borrow up to $100.0 million pursuant to our revolving credit facility which is available to us for the acquisition of commercial real estate, repayment of mortgage debt, and renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes will not exceed the lesser of $30.0 million and 30% of the borrowing base subject to a cap of (i) $20.0 million for renovation expenses and (ii) $10.0 million for operating expense purposes. The facility matures December 31, 2022 and bears interest equal to the one month LIBOR rate plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 300 basis points if such ratio is greater than 65%. The applicable margin was 200 and 175 basis points for 2019 and 2018. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $100.0 million. The credit facility requires the maintenance of $3.0 million in average deposit balances. For 2019, the weighted average interest rate on the facility was approximately 4.03% and as of March 1, 2020, the rate on the facility was 3.42%

The terms of our revolving credit facility include certain restrictions and covenants which limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At December 31, 2019, we were in compliance in all material respects with the covenants under this facility.

Contractual Obligations

The following sets forth our contractual obligations as of December 31, 2019:

	Payment due by period
	Less than			More than
(Dollars in thousands)	1 Year	1 ‑ 3 Years	4 ‑ 5 Years	5 Years	Total
Contractual Obligations
Mortgages payable—interest and amortization	$32,422	$63,352	$52,819	$109,322	$257,915
Mortgages payable—balances due at maturity	—	40,002	67,177	198,012	305,191
Credit facility(1)	—	11,450	—	—	11,450
Purchase obligations(2)	3,831	7,659	7,706	455	19,651
Total	$36,253	$122,463	$122,702	$307,789	$594,207
(1)	Represents the amount outstanding at December 31, 2019. We may borrow up to $100.0 million under such facility. The facility expires December 31, 2022.
(2)	Assumes that $3.3 million will be payable annually during the next five years pursuant to the compensation and services agreement. Excludes an estimated $12 million to $15 million anticipated to be expended in connection with the re-development of the Manahawkin Property, which we expect will be completed in stages through 2022.

As of December 31, 2019, we had $440.3 million of mortgage debt outstanding (excluding mortgage debt of our unconsolidated joint ventures), all of which is non-recourse (subject to standard carve-outs). We expect that mortgage interest and amortization payments (excluding repayments of principal at maturity) of approximately $95.8 million due through 2022 will be paid primarily from cash generated from our operations. We anticipate that principal balances due at maturity through 2022 of $40.0 million will be paid primarily from cash and cash equivalents and mortgage financings and refinancings. If we are unsuccessful in refinancing our existing indebtedness or financing our unencumbered properties, our cash flow, funds available under our credit facility and available cash, if any, may not be sufficient to repay all debt obligations when payments become due, and we may need to issue additional equity, obtain long or short- term debt, or dispose of properties on unfavorable terms.

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

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements other than with respect to a land parcel owned by us and located in Beachwood, Ohio. This parcel is improved by a multi-family complex and we ground leased the parcel to the owner/operator of such complex. The ground lease generated $783,000 of rental income, net, during 2019. At December 31, 2019, our maximum exposure to loss with respect to this property is $13.9 million, representing the carrying value of the land; our leasehold position is subordinate to $67.4 million of mortgage debt incurred by our tenant, the owner/operator of the multi-family complex. We do not believe that this type of off-balance sheet arrangement has been or will be material to our liquidity and capital resource positions. See “ – Other 2019 Developments – The Vue” and Note 6 to our consolidated financial statements for additional information regarding this arrangement.

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

Purchase Accounting for Acquisition of Real Estate

The fair value of real estate acquired is allocated to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and other value of in-place leases based in each case on their fair values. The fair value of the tangible assets of an acquired property (which includes land, building and building improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and building improvements based on our determination of relative fair values of these assets. We assess fair value of the lease intangibles based on estimated cash flow projections that utilize appropriate discount rates and available market information. The fair values associated with below-market rental renewal options are determined based on our experience and the relevant facts and circumstances that existed at the time of the acquisitions. The portion of the values of the leases associated with below-market renewal options that we deem likely to be exercised are amortized to rental income over the respective renewal periods. The allocation made by us may have a positive or negative effect on net income and may have an effect on the assets and liabilities on the balance sheet.

Revenues

Our revenues, which are substantially derived from rental income, include rental income that our tenants pay in accordance with the terms of their respective leases reported on a straight-line basis over the non-cancellable term of each lease. Since many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record as an asset and include in revenues, unbilled rent receivables which we will only receive if the tenant makes all rent payments required through the expiration of the term of the lease. Accordingly, our management must determine, in its judgment, that the unbilled rent receivable applicable to each specific tenant is collectible. We review unbilled rent receivables on a quarterly basis and take into consideration the tenant’s payment history and the financial condition of the tenant. In the event that the collectability of an unbilled rent receivable is unlikely, we are required to write-off the receivable, which has an adverse effect on net income for the year in which the direct write-off is taken, and will decrease total assets and stockholders’ equity.

Carrying Value of Real Estate Portfolio

We review our real estate portfolio on a quarterly basis to ascertain if there are any indicators of impairment to the value of any of our real estate assets, including deferred costs and intangibles, to determine if there is any need for an impairment charge. In reviewing the portfolio, we examine the type of asset, the current financial statements or other available financial information of the tenant, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports. For each real estate asset owned for which indicators of impairment exist, we perform a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset to its carrying amount. If the undiscounted cash flows are less than the asset’s carrying amount, an impairment loss is recorded to the extent that the estimated fair value is less than the asset’s carrying amount. The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property. Real estate assets that are expected to be disposed of are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis. We generally do not obtain any independent appraisals in determining value but rely on our own analysis and valuations. Any impairment charge taken with respect to any part of our real estate portfolio will reduce our net income and reduce assets and stockholders’ equity to the extent of the amount of any impairment charge, but it will not affect our cash flow or our distributions until such time as we dispose of the property.

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

We use interest rate swaps to limit interest rate risk on variable rate mortgages. These swaps are used for hedging purposes-not for speculation. We do not enter into interest rate swaps for trading purposes. At December 31, 2019, our aggregate liability in the event of the early termination of our swaps was $1.8 million.

At December 31, 2019, we had 24 interest rate swap agreements outstanding. The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of December 31, 2019, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have increased by approximately $4.1 million and the net unrealized loss on derivative instruments would have decreased by $4.1 million. If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have decreased by approximately $4.4 million and the net unrealized loss on derivative instruments would have increased by $4.4 million. These changes would not have any impact on our net income or cash.

Our variable mortgage debt, after giving effect to the interest rate swap agreements, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.

Our variable rate credit facility is sensitive to interest rate changes. At December 31, 2019, a 100 basis point increase of the interest rate on this facility would increase our related interest costs by approximately $115,000 per year and a 100 basis point decrease of the interest rate would decrease our related interest costs by approximately $115,000 per year.

The fair market value of our long-term debt is estimated based on discounting future cash flows at interest rates that our management believes reflect the risks associated with long term debt of similar risk and duration.

The following table sets forth our debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated fair market value at December 31, 2019:

	For the Year Ended December 31,
								Fair
								Market
(Dollars in thousands)	2020	2021	2022	2023	2024	Thereafter	Total	Value
Fixed rate:
Long‑term debt	$13,530	$22,963	$46,083	$30,182	$62,819	$264,701	$440,278	$454,039
Weighted average interest rate	4.30%	4.25%	4.05%	4.36%	4.39%	4.17%	4.21%	3.72%
Variable rate:
Long‑term debt(1)	$—	$—	$11,450	$—	$—	$—	$11,450	$—
(1)	Our credit facility matures on December 31, 2022 and bears interest at the 30 day LIBOR rate plus the applicable margin. The applicable margin varies based on the ratio of total debt to total value. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources—Credit Facility.”

Item 8. Financial Statements and Supplementary Data.

This information appears in Item 15(a) of this Annual Report on Form 10-K, and is incorporated into this Item 8 by reference thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that our disclosure controls and procedures, as designed and implemented as of December 31, 2019, were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting, as defined in in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that occurred during the three months ended December 31, 2019 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and directors of a company; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on the financial transactions.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

Based on its assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, Ernst & Young LLP, have issued a report on management’s assessment of the effectiveness of internal control over financial reporting. This report appears on page F-2 of this Annual Report on Form 10-K.

Item 9B. Other Information.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Property Transactions Subsequent to December 31, 2019.”

The following discussion supplements and updates the discussion (the "Prior Discussion") contained in our prospectus dated May 10, 2017 under the heading "Federal Income Tax Considerations" and supersedes the Prior Discussion to the extent the discussion below is inconsistent with the Prior Discussion. The Prior Discussion and the discussion below (collectively referred to as the "Tax Discussion") are subject to the qualifications set forth therein and below. The tax treatment of security holders will vary depending upon the holder's particular situation, and the Tax Discussion addresses only holders that hold securities as a capital asset and does not deal with all aspects of taxation that may be relevant to particular holders in light of their personal investment or tax circumstances. The Tax Discussion also does not deal with all aspects of taxation that may be relevant to certain types of holders, to which special provisions of the federal income tax laws apply, including:

●	dealers in securities or currencies;
●	traders in securities that elect to use a mark-to-market method of accounting for their securities holdings;
●	banks and other financial institutions;
●	tax-exempt organizations;
●	certain insurance companies;
●	persons liable for the alternative minimum tax;

●	persons that hold securities as a hedge against interest rate or currency risks or as part of a straddle or conversion transaction;
●	non-U.S. individuals and foreign corporations; and
●	holders whose functional currency is not the U.S. dollar.

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

Enactment of Tax Act

On December 22, 2017, the Tax Cuts and Jobs Act, which we refer to as the "Tax Act", was enacted. The Tax Act makes major changes to the Code, including a number of provisions of the Code that may affect the taxation of REITs and the holders of their securities. The most significant of these provisions are described below. The individual and collective impact of these changes on REITs and their security holders may not become evident for some period of time. Prospective investors should consult their tax advisors regarding the implications of the Tax Act on their investment.

Revised Individual Tax Rates and Deductions

The Tax Act adjusted the tax brackets and reduced the top federal income tax rate for individuals from 39.6% to 37%. In addition, numerous deductions were eliminated or limited, including the deduction for state and local taxes being limited to $10,000 per year. These individual income tax changes are generally effective beginning in 2018, but without further legislation, they sunset after 2025.

Pass-Through Business Income Tax Rate Lowered through Deduction

Under the Tax Act, individuals, trusts, and estates generally may deduct 20% of "qualified business income" (generally, domestic trade or business income other than certain investment items) of a partnership, S corporation, or sole proprietorship. In addition, "qualified REIT dividends" (i.e., REIT dividends other than capital gain dividends and portions of REIT dividends designated as qualified dividend income eligible for capital gain tax rates) and certain other income items are eligible for the deduction. The deduction, however, is subject to complex limitations to its availability. As with the other individual income tax changes, the provisions related to the deduction are effective beginning in 2018, but without further legislation, they sunset after 2025.

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

Information Reporting Requirements and Backup Withholding Tax

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Apart from certain information concerning our executive officers which is set forth in Part I of this Annual Report, additional information required by this Item 10 shall be included in our proxy statement for our 2020 annual meeting of stockholders, to be filed with the SEC not later than April 29, 2020, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information concerning our executive compensation required by this Item 11 shall be included in our proxy statement for our 2020 annual meeting of stockholders, to be filed with the SEC not later than April 29, 2020, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning our beneficial owners and management required by this Item 12 shall be included in our proxy statement for our 2020 annual meeting of stockholders, to be filed with the SEC not later than April 29, 2020 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information concerning certain relationships, related transactions and director independence required by this Item 13 shall be included in our proxy statement for our 2020 annual meeting of stockholders, to be filed with the SEC not later than April 29, 2020 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information concerning our principal accounting fees required by this Item 14 shall be included in our proxy statement for our 2020 annual meeting of stockholders, to be filed with the SEC not later than April 29, 2020 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report:
(1)	The following financial statements of the Company are included in this Annual Report on Form 10-K:

(2)	Financial Statement Schedules:

—Schedule III—Real Estate and Accumulated Depreciation	F-37 through F-40

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b) Exhibits:

1.1

Equity Offering Sales Agreement, dated August 9, 2019 by and between One Liberty Properties, Inc., D.A. Davidson & Co. and B. Riley FBR, Inc. (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on August 9, 2019).

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

4.2*	One Liberty Properties, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on June 12, 2012).
4.3*	One Liberty Properties, Inc. 2016 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).
4.4*	One Liberty Properties, Inc. 2019 Incentive Plan (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 13, 2019).
4.5	Description of Securities

10.1

Third Amended and Restated Loan Agreement dated as of November 9, 2016, between VNB New York, LLC, People’s United Bank, Bank Leumi USA and Manufacturers and Traders Trust Company, as lenders, and One Liberty Properties, Inc. (the “Loan Agreement”) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 10, 2016).

10.2	First Amendment to Loan Agreement dated July 1, 2019 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.3*

Compensation and Services Agreement effective as of January 1, 2007 between One Liberty Properties, Inc. and Majestic Property Management Corp. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 14, 2007).

10.4*

First Amendment to Compensation and Services Agreement effective as of April 1, 2012 between One Liberty Properties, Inc. and Majestic Property Management Corp. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.5*	Form of Restricted Stock Award Agreement for the 2012 Incentive Plan (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2013).
10.6*

Form of Restricted Stock Award Agreement for awards granted in 2017 pursuant to the 2016 Incentive Plan (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31, 2016).

10.7*

Form of Performance Award Agreement for grants in 2017 pursuant to the 2016 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.8*

Form of Restricted Stock Award Agreement for awards granted in 2018 and 2019 pursuant to the 2016 Incentive Plan (incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K for the year ended December 31, 2017).

10.9*

Form of Performance Award Agreement for grants in 2018 pursuant to the 2016 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.10*

Form of Performance Award Agreement for grants in 2019 pursuant to the 2019 Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.11*	Form of Restricted Stock Award Agreement for awards granted in 2020 pursuant to the 2019 Incentive Plan.
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of President and Chief Executive Officer
31.2	Certification of Senior Vice President and Chief Financial Officer
32.1	Certification of President and Chief Executive Officer
32.2	Certification of Senior Vice President and Chief Financial Officer
101

The following financial statements, notes and schedule from the One Liberty Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 16, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; (vi) Notes to the Consolidated Financial Statements; and (vii) Schedule III – Consolidated Real Estate and Accumulated Depreciation.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).
*	Indicates a management contract or compensatory plan or arrangement.

The file number for all the exhibits incorporated by reference is 001- 09279 other than exhibit 4.1 whose file number is 333-86850.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

March 16, 2020	ONE LIBERTY PROPERTIES, INC.

	By:	/s/ PATRICK J. CALLAN, JR.
Patrick J. Callan, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW J. GOULD Matthew J. Gould	Chairman of the Board of Directors	March 16, 2020

/s/ FREDRIC H. GOULD Fredric H. Gould	Vice Chairman of the Board of Directors	March 16, 2020

/s/ PATRICK J. CALLAN, JR. Patrick J. Callan, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2020

/s/ CHARLES BIEDERMAN Charles Biederman	Director	March 16, 2020

/s/ JOSEPH A. DELUCA Joseph A. DeLuca	Director	March 16, 2020

/s/ JEFFREY A. GOULD Jeffrey A. Gould	Director	March 16, 2020

/s/ J. ROBERT LOVEJOY J. Robert Lovejoy	Director	March 16, 2020

/s/ LEOR SIRI Leor Siri	Director	March 16, 2020

/s/ KAREN A. TILL Karen A. Till	Director	March 16, 2020

Signature	Title	Date

/s/ EUGENE I. ZURIFF Eugene I. Zuriff	Director	March 16, 2020

/s/ DAVID W. KALISH	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2020
David W. Kalish

/s/ KAREN DUNLEAVY	Senior Vice President, Financial (Principal Accounting Officer)	March 16, 2020
Karen Dunleavy

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of One Liberty Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of One Liberty Properties, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1989.

New York, New York

March 16, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of One Liberty Properties, Inc.

Opinion on Internal Control over Financial Reporting

We have audited One Liberty Properties, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, One Liberty Properties, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 16, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 16, 2020

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in Thousands, Except Par Value)

	December 31,
	2019	2018
ASSETS
Real estate investments, at cost
Land	$195,320	$204,162
Buildings and improvements	640,517	624,981
Total real estate investments, at cost	835,837	829,143
Less accumulated depreciation	135,302	123,684
Real estate investments, net	700,535	705,459

Investment in unconsolidated joint ventures	11,061	10,857
Cash and cash equivalents	11,034	15,204
Restricted cash	—	1,106
Unbilled rent receivable	15,037	13,722
Unamortized intangible lease assets, net	26,068	26,541
Escrow, deposits, and other assets and receivables	10,894	8,023
Total assets(1)	$774,629	$780,912
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of $4,438 and $4,298 of deferred financing costs, respectively	$435,840	$418,798
Line of credit, net of $619 and $312 of deferred financing costs, respectively	10,831	29,688
Dividends payable	8,966	8,724
Accrued expenses and other liabilities	14,587	11,094
Unamortized intangible lease liabilities, net	12,421	14,013
Total liabilities(1)	482,645	482,317

Commitments and contingencies

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized; 19,251 and 18,736 shares issued and outstanding	19,251	18,736
Paid-in capital	301,517	287,250
Accumulated other comprehensive (loss) income	(1,623)	1,890
Distributions in excess of net income	(28,382)	(10,730)
Total One Liberty Properties, Inc. stockholders’ equity	290,763	297,146
Non-controlling interests in consolidated joint ventures(1)	1,221	1,449
Total equity	291,984	298,595
Total liabilities and equity	$774,629	$780,912
(1)	The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 6. The consolidated balance sheets include the following amounts related to the Company’s consolidated VIEs: $12,158 and $14,722 of land, $24,223 and $27,642 of building and improvements, net of $4,334 and $4,119 of accumulated depreciation, $3,696 and $3,931 of other assets included in other line items, $24,199 and $26,850 of real estate debt, net, $1,153 and $2,455 of other liabilities included in other line items, and $1,221 and $1,449 of non-controlling interests as of December 31, 2019 and 2018, respectively.

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Amounts in Thousands, Except Per Share Data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Rental income, net	$83,786	$78,754	$75,916
Lease termination fees	950	372	—
Total revenues	84,736	79,126	75,916

Operating expenses:
Depreciation and amortization	22,026	24,155	20,993
General and administrative (see Note 10 for related party information)	12,442	11,937	11,279
Real estate expenses (see Note 10 for related party information)	14,074	11,596	11,044
State taxes	348	370	481
Impairment loss	—	—	153
Total operating expenses	48,890	48,058	43,950

Other operating income
Gain on sale of real estate, net	4,327	5,262	9,837
Operating income	40,173	36,330	41,803

Other income and expenses:
Equity in earnings of unconsolidated joint ventures (see Note 10 for related party information)	16	1,304	826
Equity in earnings from sale of unconsolidated joint venture properties	—	2,057	—
Prepayment costs on debt	(827)	—	(201)
Other income	8	720	407
Interest:
Expense	(19,831)	(17,862)	(17,609)
Amortization and write-off of deferred financing costs	(995)	(985)	(977)
Net income	18,544	21,564	24,249
Net income attributable to non-controlling interests	(533)	(899)	(102)
Net income attributable to One Liberty Properties, Inc.	$18,011	$20,665	$24,147

Weighted average number of common shares outstanding:
Basic	19,090	18,575	17,944
Diluted	19,119	18,588	18,047

Per common share attributable to common stockholders:
Basic	$.88	$1.05	$1.29
Diluted	$.88	$1.05	$1.28

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Amounts in Thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$18,544	$21,564	$24,249

Other comprehensive (loss) gain
Net unrealized (loss) gain on derivative instruments	(3,522)	2,170	1,565
Reclassification of net realized gain on derivative instrument included in net income	—	(398)	—
Reclassification of One Liberty Properties, Inc.’s share of joint venture net realized gain on derivative instrument included in net income	—	(110)	—
One Liberty Properties, Inc.’s share of joint ventures’ net unrealized gain on derivative instruments	—	76	76
Other comprehensive (loss) gain	(3,522)	1,738	1,641

Comprehensive income	15,022	23,302	25,890
Net income attributable to non-controlling interests	(533)	(899)	(102)
Adjustment for derivative instruments attributable to non-controlling interests	9	(3)	(7)
Comprehensive income attributable to One Liberty Properties, Inc.	$14,498	$22,400	$25,781

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

For the Three Years Ended December 31, 2019

(Amounts in Thousands, Except Per Share Data)

				Accumulated	Non‑
				Undistributed	Controlling
			Accumulated	Net Income	Interests in
			Other	(Distributions	Consolidated
	Common	Paid-in	Comprehensive	in Excess of	Joint
	Stock	Capital	Income (Loss)	Net Income)	Ventures	Total
Balances, December 31, 2016	$17,600	$262,511	$(1,479)	$11,501	$1,794	$291,927
Distributions—common stock
Cash — $1.74 per share	—	—	—	(32,391)	—	(32,391)
Shares issued through equity offering program—net	231	5,339	—	—	—	5,570
Restricted stock vesting	232	(232)	—	—	—	—
Shares issued through dividend reinvestment plan	198	4,336	—	—	—	4,534
Contribution from non-controlling interest	—	—	—	—	20	20
Distributions to non-controlling interests	—	—	—	—	(181)	(181)
Compensation expense—restricted stock	—	3,133	—	—	—	3,133
Net income	—	—	—	24,147	102	24,249
Other comprehensive income	—	—	1,634	—	7	1,641
Balances, December 31, 2017	18,261	275,087	155	3,257	1,742	298,502
Distributions—common stock
Cash — $1.80 per share	—	—	—	(34,652)	—	(34,652)
Shares issued through equity offering program—net	126	3,012	—	—	—	3,138
Restricted stock vesting	106	(106)	—	—	—	—
Shares issued through dividend reinvestment plan	243	5,747	—	—	—	5,990
Distributions to non-controlling interests	—	—	—	—	(1,195)	(1,195)
Compensation expense—restricted stock	—	3,510	—	—	—	3,510
Net income	—	—	—	20,665	899	21,564
Other comprehensive income	—	—	1,735	—	3	1,738
Balances, December 31, 2018	18,736	287,250	1,890	(10,730)	1,449	298,595
Distributions—common stock
Cash — $1.80 per share	—	—	—	(35,663)	—	(35,663)
Shares issued through equity offering program—net	180	5,020	—	—	—	5,200
Restricted stock vesting	115	(115)	—	—	—	—
Shares issued through dividend reinvestment plan	220	5,492	—	—	—	5,712
Distributions to non-controlling interests	—	—	—	—	(752)	(752)
Compensation expense—restricted stock	—	3,870	—	—	—	3,870
Net income	—	—	—	18,011	533	18,544
Other comprehensive loss	—	—	(3,513)	—	(9)	(3,522)
Balances, December 31, 2019	$19,251	$301,517	$(1,623)	$(28,382)	$1,221	$291,984

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in Thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$18,544	$21,564	$24,249
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	(4,327)	(5,262)	(9,837)
Impairment loss	—	—	153
Increase in unbilled rent receivable	(1,547)	(1,156)	(794)
Write-off of unbilled rent receivable	585	1,514	362
Bad debt expense	—	684	291
Amortization and write-off of intangibles relating to leases, net	(914)	(1,849)	(897)
Amortization of restricted stock expense	3,870	3,510	3,133
Equity in earnings of unconsolidated joint ventures	(16)	(1,304)	(826)
Equity in earnings from sale of of unconsolidated joint venture properties	—	(2,057)	—
Distributions of earnings from unconsolidated joint ventures	97	2,341	656
Depreciation and amortization	22,026	24,155	20,993
Amortization and write-off of deferred financing costs	995	985	977
Payment of leasing commissions	(523)	(442)	(168)
Decrease (increase) in escrow, deposits, other assets and receivables	129	(1,183)	252
(Decrease) increase in accrued expenses and other liabilities	(2,687)	1,146	5,885
Net cash provided by operating activities	36,232	42,646	44,429

Cash flows from investing activities:
Purchase of real estate	(49,887)	(80,290)	(43,537)
Improvements to real estate	(3,514)	(7,311)	(6,565)
Net proceeds from sale of real estate	40,761	27,088	26,301
Contributions of capital to unconsolidated joint venture	(296)	—	—
Distributions of capital from unconsolidated joint ventures	11	852	357
Net cash used in investing activities	(12,925)	(59,661)	(23,444)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(13,158)	(11,081)	(10,520)
Repayment of mortgages payable	(19,970)	(24,502)	(12,936)
Proceeds from mortgage financings	50,310	61,733	21,210
Proceeds from sale of common stock, net	5,200	3,138	5,570
Proceeds from bank line of credit	54,550	74,500	47,000
Repayment on bank line of credit	(73,100)	(53,900)	(47,600)
Issuance of shares through dividend reinvestment plan	5,712	5,990	4,534
Payment of financing costs	(1,443)	(1,182)	(160)
Capital contributions from non-controlling interests	—	—	20
Distributions to non-controlling interests	(752)	(1,195)	(181)
Cash distributions to common stockholders	(35,421)	(34,421)	(31,704)
Net cash (used in) provided by financing activities	(28,072)	19,080	(24,767)

Net (decrease) increase in cash, cash equivalents and restricted cash	(4,765)	2,065	(3,782)
Cash, cash equivalents and restricted cash at beginning of year	16,733	14,668	18,450
Cash, cash equivalents and restricted cash at end of year	$11,968	$16,733	$14,668

Supplemental disclosures of cash flow information:
Cash paid during the year for interest expense	$19,976	$17,783	$17,777
Supplemental schedule of non-cash investing activities:
Right of use assets and related lease liabilities	$5,027	$—	$—
Purchase accounting allocation—intangible lease assets	4,245	4,435	4,009
Purchase accounting allocation—intangible lease liabilities	(915)	(2,508)	(158)

(Continued on next page)

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Amounts in Thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (amounts in thousands):

	December 31,
	2019	2018
Cash and cash equivalents	$11,034	$15,204
Restricted cash	—	1,106
Restricted cash included in escrow, deposits and other assets and receivables	934	423
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$11,968	$16,733

Amounts included in restricted cash in 2018 represent the cash reserve balance received from owner/operators at two of the Company’s ground leased properties (as discussed in Note 6). Restricted cash included in escrow, deposits and other assets and receivables represent amounts related to real estate tax and other reserve escrows required to be held by lenders in accordance with the Company’s mortgage agreements. The restriction on these escrow reserves will lapse when the related mortgage is repaid.

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019

NOTE 1—ORGANIZATION AND BACKGROUND

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland. OLP is a self-administered and self-managed real estate investment trust. OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of industrial, retail, restaurant, health and fitness, and theater properties, many of which are subject to long-term net leases. As of December 31, 2019, OLP owns 126 properties, including four properties owned by consolidated joint ventures and four properties owned by unconsolidated joint ventures. The 126 properties are located in 31states.

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

The Company assesses the accounting treatment for each of its investments, including a review of each venture or limited liability company or partnership agreement, to determine the rights of each party and whether those rights are protective or participating. The agreements typically contain certain protective rights, such as the requirement of partner approval to sell, finance or refinance the property and to pay capital expenditures and operating expenditures outside of the approved budget or operating plan. In situations where, among other things, the Company and its partners jointly (i) approve the annual budget, (ii) approve certain expenditures, (iii) prepare or review and approve the joint venture’s tax return before filing, or (iv) approve each lease at a property, the Company does not consolidate as the Company considers these to be substantive participation rights that result in shared, joint power over the activities that most significantly impact the performance of the joint venture or property. Additionally, the Company assesses the accounting treatment for any interests pursuant to which the Company may have a variable interest as a lessor. Leases may contain certain protective rights, such as the right of sale and the receipt of certain escrow deposits.

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company reviews on a quarterly basis its investments in unconsolidated joint ventures for other-than-temporary losses in investment value. Any decline that is not expected to be recovered based on the underlying assets of the investment is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment.

During the three years ended December 31, 2019, there were no impairment charges related to the Company’s investments in unconsolidated joint ventures.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Management believes that the estimates and assumptions that are most important to the portrayal of the Company’s consolidated financial condition and results of operations, in that they require management’s most difficult, subjective or complex judgments, form the basis of the accounting policies deemed to be most significant to the Company. These significant accounting policies relate to revenues and the value of the Company’s real estate portfolio, including investments in unconsolidated joint ventures. Management believes its estimates and assumptions related to these significant accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on the Company’s future consolidated financial condition or results of operations.

Revenue Recognition

Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the non-cancelable term of the lease. In determining, in its judgment, that the unbilled rent receivable applicable to each specific property is collectible, management reviews unbilled rent receivables on a quarterly basis and takes into consideration the tenant’s payment history and financial condition. Some leases provide for increases based on the Consumer Price Index or for additional contingent rental revenue in the form of percentage rents. The percentage rents are based upon the level of sales achieved by the lessee and are recognized once the required sales levels are reached. A ground lease provides for rent which can be deferred and paid based on the operating performance of the property; therefore, this rent is recognized as rental income when the operating performance is achieved and the rent is received.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Many of the Company’s properties are subject to long-term net leases under which the tenant is typically responsible to pay directly to the vendor the real estate taxes, insurance, utilities and ordinary maintenance and repairs related to the property, and the Company is not the primary obligor with respect to such items. As a result, the revenue and expenses relating to these properties are recorded on a net basis. For certain properties, in addition to contractual base rent, the tenants pay their pro rata share of real estate taxes and operating expenses to the Company. The income and expenses associated with properties at which the Company is the primary obligor are generally recorded on a gross basis. During 2019, 2018 and 2017, the Company recorded reimbursements of expenses of $10,443,000, $8,456,000 and $7,672,000, respectively, which are reported as part of Rental income, net in the accompanying consolidated statements of income.

Gains and losses on the sale of real estate investments are recorded when the Company no longer holds a controlling financial interest in the entity which holds the real estate investment and the relevant revenue recognition criteria under GAAP have been met.

Fair Value Measurements

The Company measures the fair value of financial instruments based on the assumptions that market participants would use in pricing the asset or liability. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. In accordance with the fair value hierarchy, Level 1 assets/liabilities are valued based on quoted prices for identical instruments in active markets, Level 2 assets/liabilities are valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other “observable” market inputs and Level 3 assets/liabilities are valued based on significant “unobservable” market inputs.

Purchase Accounting for Acquisition of Real Estate

In acquiring real estate, the Company evaluates whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, and if that requirement is met, the asset group is accounted for as an asset acquisition and not a business combination. Transaction costs incurred with such asset acquisitions are capitalized to real estate assets and depreciated over the respectful useful lives.

The Company allocates the purchase price of real estate, including direct transaction costs applicable to an asset acquisition, among land, building, improvements and intangibles, such as the value of above, below and at-market leases, and origination costs associated with in-place leases at the acquisition date. The Company assesses the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The value, as determined, is allocated to land, building and improvements based on management’s determination of the relative fair values of these assets.

The Company assesses the fair value of the lease intangibles based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 in the fair value hierarchy. In valuing an acquired property’s intangibles, factors considered by management include estimates of carrying costs (e.g., real estate taxes, insurance, other operating expenses) and lost rental revenue during the expected lease-up periods based on its evaluation of current market demand. Management also estimates costs to execute similar leases, including leasing commissions and tenant improvements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

The values of acquired above-market and below-market leases are recorded based on the present values (using discount rates which reflect the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of the acquisitions. Such valuations include a consideration of the non-cancellable terms of the respective leases, as well as any applicable renewal period(s). The fair values associated with below-market rental renewal options are determined based on the Company’s experience and the relevant facts and circumstances at the time of the acquisitions. The values of above-market leases are amortized as a reduction to rental income over the terms of the respective non-cancellable lease periods. The portion of the values of below-market leases are amortized as an increase to rental income over the terms of the respective non-cancellable lease periods. The portion of the values of the leases associated with below-market renewal options that management deemed are reasonably certain to be exercised by the tenant are amortized to rental income over such renewal periods. The value of other intangible assets (i.e., origination costs) is recorded to amortization expense over the remaining terms of the respective leases. If a lease is terminated prior to its contractual expiration date or not renewed, all unamortized amounts relating to that lease would be recognized in operations at that time. The estimated useful lives of intangible assets or liabilities generally range from one to 36 years.

Accounting for Long-Lived Assets and Impairment of Real Estate Owned

The Company reviews its real estate portfolio on a quarterly basis to ascertain if there are any indicators of impairment to the value of any of its real estate assets, including deferred costs and intangibles, to determine if there is any need for an impairment charge. In reviewing the portfolio, the Company examines one or more of the following: the type of asset, the current financial statements or other available financial information of the tenant, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved, the timeliness of the payments made by the tenant under its lease, property inspection reports and any communication with the tenant. For each real estate asset owned for which indicators of impairment exist, management performs a recoverability test by comparing (i) the sum of the estimated undiscounted future cash flows attributable to the asset, over an appropriate hold period, to (ii) the carrying amount of the asset. If the aggregate undiscounted cash flows are less than the asset’s carrying amount, an impairment loss is recorded to the extent that the estimated fair value is less than the asset’s carrying amount. The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property. The analysis includes an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, the effects of leasing demand, competition and other factors.

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

Escrows

Real estate taxes, insurance and other escrows aggregating $934,000 and $423,000 at December 31, 2019 and 2018, respectively, are included in Escrow, deposits and other assets and receivables.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation and Amortization

Depreciation of buildings is computed on the straight-line method over an estimated useful life of 40 years. Depreciation of building improvements is computed on the straight-line method over the estimated useful life of the improvements. If the Company determines it is the owner of tenant improvements, the amounts funded to construct the tenant improvements are treated as a capital asset and depreciated over the lesser of the remaining lease term or the estimated useful life of the improvements on the straight-line method. Leasehold interest and the related ground lease payments are amortized over the initial lease term of the leasehold position. Depreciation expense (including amortization of a leasehold position, lease origination costs, and capitalized leasing commissions) was $22,026,000, $24,155,000 and $20,993,000, during 2019, 2018 and 2017, respectively.

Deferred Financing Costs

Mortgage and credit line costs are deferred and amortized on a straight-line basis over the terms of the respective debt obligations, which approximates the effective interest method. At December 31, 2019 and 2018, accumulated amortization of such costs was $3,799,000 and $3,246,000, respectively. The Company presents unamortized deferred financing costs as a direct deduction from the carrying amount of the associated debt liability.

Income Taxes

The Company is qualified as a real estate investment trust (“REIT”) under the applicable provisions of the Internal Revenue Code. Under these provisions, the Company will not be subject to Federal, and generally, state and local income taxes, on amounts distributed to stockholders, provided it distributes at least 90% of its ordinary taxable income and meets certain other conditions.

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

The Company’s properties are located in 31 states. During 2019, 2018 and 2017, 9.2%, 9.3% and 13.2% of total revenues, respectively, were attributable to real estate investments located in Texas which is the only state in which real estate investments contributed more than 10% to the Company’s total revenues in any of the past three years.

No tenant contributed over 10% to the Company’s total revenues during 2019, 2018 and 2017.

Segment Reporting

Substantially all of the Company’s real estate assets, at acquisition, are comprised of real estate owned that is leased to tenants on a long-term basis. Therefore, the Company aggregates real estate assets for reporting purposes and operates in one reportable segment.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation

The fair value of restricted stock grants and restricted stock units, determined as of the date of grant, is amortized into general and administrative expense over the respective vesting period. The deferred compensation to be recognized as expense is net of certain forfeiture and performance assumptions which are re-evaluated quarterly. The Company recognizes the effect of forfeitures when they occur and previously recognized compensation expense is reversed in the period the grant or unit is forfeited. For share-based awards with a performance or market measure, the Company recognizes compensation expense over the requisite service period. The requisite service period begins on the date the compensation committee of the Company’s Board of Directors authorizes the award, adopts any relevant performance measures and communicates the award to the recipient.

Derivatives and Hedging Activities

The Company’s objective in using interest rate swaps is to add stability to interest expense. The Company does not use derivatives for trading or speculative purposes.

The Company records all derivatives on the consolidated balance sheets at fair value using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. In addition, the Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. These counterparties are generally large financial institutions engaged in providing a variety of financial services. These institutions generally face similar risks regarding adverse changes in market and economic conditions including, but not limited to, fluctuations in interest rates, exchange rates, equity and commodity prices and credit spreads.

The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows are considered cash flow hedges. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in accumulated other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged transaction becomes ineffective. For derivatives not designated as cash flow hedges, changes in the fair value of the derivative are recognized directly in earnings in the period in which the change occurs; however, the Company’s policy is to not enter into such transactions.

Collectability of Lease Payments

Prior to the adoption of ASC 842, the Company’s policy was to maintain an allowance for doubtful accounts for estimated losses resulting from the inability of a tenant to make required lease payments. If the financial condition of a tenant were to deteriorate, adversely impacting its ability to make payments, an allowance would have been required. The Company recorded bad debt expense as a reduction of rental income. During 2018 and 2017, the Company recorded bad debt expense of $684,000 and $291,000, respectively, related to lease payments from tenants that filed Chapter 11 bankruptcy protection. Subsequent to the adoption of ASC 842, any changes to the collectability of lease payments is recognized as a current period adjustment to rental revenue (see Note 3).

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current year’s presentation. Such reclassifications primarily relate to the presentation on the consolidated statement of income for the years ended 2018 and 2017 of (i) rental income, net, due to the adoption of a new lease accounting pronouncement (see Note 3), (ii) leasehold rent being included as part of Real estate expenses and (iii) prepayment costs on debt being presented separately from mortgage interest expense.

New Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. The Company is evaluating the new guidance to determine if, and to the extent, it will impact the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current “incurred loss” model with an “expected loss” approach. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted after December 2018. The Company has evaluated the new guidance and does not expect the adoption to have any significant effect on its consolidated financial statements.

NOTE 3—LEASES

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

Lessor Accounting

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

NOTE 3—LEASES (Continued)

The components of lease revenues are as follows (amounts in thousands):

	Year Ended December 31,
	2019	2018	2017
Fixed lease revenues	$70,788	$65,042	$63,425
Variable lease revenues	12,084	11,863	11,594
Lease revenues (a)	$82,872	$76,905	$75,019
(a)	Excludes $914, $1,849 and $897 of amortization related to lease intangible assets and liabilities for 2019, 2018, and 2017, respectively.

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

As a lessor, the adoption of ASU No. 2016-02, and the related accounting guidance did not have a material impact on the consolidated financial statements. As a result of the adoption, the Company added $10,443,000, $8,456,000, and $7,672,000 from its Tenant reimbursements line item to Rental income, net, on its consolidated statements of income for the years ended December 31, 2019, 2018 and 2017, respectively.

Minimum Future Rents

As of December 31, 2019, under ASC 842, the minimum future contractual rents to be received on non-cancellable operating leases are included in the table below (amounts in thousands). The minimum future contractual rents do not include (i) straight-line rent or amortization of intangibles and (ii) variable lease payments as described above.

For the year ended December 31,
2020	$70,252
2021	69,586
2022	60,988
2023	52,217
2024	43,585
Thereafter	176,622
Total	$473,250

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

NOTE 3—LEASES (Continued)

Unbilled Straight-Line Rent

At December 31, 2019 and 2018, the Company’s unbilled rent receivables aggregating $15,037,000 and $13,722,000, respectively, represent rent reported on a straight-line basis in excess of rental payments required under the respective leases. The unbilled rent receivable is to be billed and received pursuant to the lease terms during the next 16 years.

During 2019, 2018 and 2017, the Company wrote off $182,000, $45,000 and $105,000, respectively, of unbilled straight-line rent receivable related to the properties sold during such years, which reduced the gain on sale reported on the consolidated statements of income.

At December 31, 2019 and 2018, the Company’s unbilled rent payables aggregating $662,000 and $0, respectively, represent rent reported on a straight-line basis less than rental payments required under the respective leases. The unbilled rent payable is to be billed and received pursuant to the lease terms during the next 22 years.

On a quarterly basis, the Company assesses the collectability of substantially all lease payments due under its leases, including unbilled rent receivable balances, by reviewing the tenant’s payment history and financial condition. Changes to such collectability is recognized as a current period adjustment to rental revenue. During 2019, 2018 and 2017, due to uncertainty with respect to the collection of unbilled rent receivables related to certain tenants with going concern or bankruptcy issues, the Company wrote off, as a reduction to rent income, $548,000, $1,440,000 and $362,000, respectively, of unbilled rent receivables. The Company has assessed the collectability of all other lease payments as probable as of December 31, 2019.

Lease Termination Fees

During 2019, the Company received an aggregate of $950,000 as lease termination fees from two retail tenants in lease buy-out transactions. In connection with one of these transactions, the Company wrote-off $37,000 of unbilled rent receivable against rental income.

During 2018, the Company received $372,000 as a lease termination fee from a retail tenant in a lease buy-out transaction. In connection with this transaction, the Company recorded $804,000 as rental income, representing the write-off of the $878,000 balance of the unamortized intangible lease liability, offset in part by the write-off of the $74,000 balance of the unbilled rent receivable.

Lessee Accounting

Ground Lease

The Company is a lessee under a ground lease in Greensboro, North Carolina, which is classified as an operating lease. The ground lease expires March 3, 2025 and provides for up to four, 5-year renewal options and one seven-month renewal option. On January 1, 2019, upon adoption of ASC 842, the Company recorded a $4,381,000 liability for the obligation to make payments under the lease and a $4,381,000 asset for the right to use the underlying asset during the lease term which were included in other liabilities and other assets, respectively, on the consolidated balance sheet. Lease payments associated with renewal option periods that the Company determined were reasonably certain to be exercised are included in the measurement of the lease liability and right of use asset. The Company applied a discount rate of 4.75%, based on its incremental borrowing rate given the term of the lease, as the rate implicit in the lease is not known. As of December 31, 2019, the remaining lease term is 10.2 years. During the year ended December 31, 2019, the Company recognized $525,000 of lease expense related to this ground lease which is included in Real estate expenses on the consolidated statement of income.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

NOTE 3—LEASES (Continued)

Office Lease

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides a 5-year renewal option. As a result of the adoption of ASC 842, the Company recorded a $646,000 liability for the obligation to make payments under the lease and a $646,000 asset for the right to use the underlying asset during the lease term which were included in other liability and other assets, respectively, on the consolidated balance sheet. Lease payments associated with the renewal option period, which was determined to be reasonably certain to be exercised, are included in the measurement of the lease liability and right of use asset. The Company applied a discount rate of 3.81%, based on its incremental borrowing rate given the term of the lease, as the rate implicit in the lease is not known. As of December 31, 2019, the remaining lease term is 17.0 years. During the year ended December 31, 2019, the Company recognized $54,000 of lease expense related to this office lease which is included in General and administrative expenses on the consolidated statement of income.

Minimum Future Lease Payments

As of December 31, 2019, under ASC 842, the minimum future lease payments related to the operating ground and office leases are as follows (amounts in thousands):

For the year ended December 31,
2020	$510
2021	511
2022	506
2023	507
2024	557
Thereafter	3,741
Total undiscounted cash flows	6,332
Present value discount	(1,529)
Lease liability	$4,803

As of December 31, 2018, under ASC 840, the minimum future lease payments related to the operating ground and office leases were as follows (amounts in thousands):

For the year ended December 31,
2019	$454
2020	127
2021	47
2022	—
2023	—
Thereafter	—
Total	$628

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

NOTE 4—REAL ESTATE INVESTMENTS

The following charts detail the Company’s real estate acquisitions during 2019 and 2018 (amounts in thousands). The Company determined that with respect to each of these acquisitions, the gross assets acquired are concentrated in a single identifiable asset. Therefore, these transactions do not meet the definition of a business and are accounted for as asset acquisitions. As such, direct transaction costs associated with these asset acquisitions have been capitalized to real estate assets and depreciated over their respective useful lives.

	Date	Contract	Terms of	Capitalized
Description of Property	Acquired	Purchase Price	Payment	Transaction Costs
Zwanenberg Food Group/Metro Carpets industrial facility,
Nashville, Tennessee	May 30, 2019	$8,000	All cash (a)	$77
Echo, Inc. industrial facility,
Wauconda, Illinois	May 30, 2019	3,800	All cash	26
Betz Mechanical Supply/Steve Davis Sales industrial facility,
Bensalem, Pennsylvania	June 18, 2019	6,200	All cash (a)	168
International Flora Technologies industrial facility,
Chandler, Arizona	June 26, 2019	8,650	All cash (a)	64
Nissan North America industrial facility,
LaGrange, Georgia	July 24, 2019	5,200	All cash (a)	72
Continental Hydraulics industrial facility,
Shakopee, Minnesota	September 13, 2019	8,000	All cash (a)	62
Cosentino industrial facility,
Rincon, Georgia	October 3, 2019	6,400	All cash (a)	121
The Door Mill industrial facility,
Chandler, Arizona	October 23, 2019	3,000	All cash	47
Totals for 2019		$49,250		$637

	Date	Contract	Terms of	Capitalized
Description of Property	Acquired	Purchase Price	Payment	Transaction Costs
Campania International/U.S. Tape industrial facility,
Pennsburg, Pennsylvania	March 28, 2018	$12,675	All cash (b)	$226
Plymouth Industries industrial facility,
Plymouth, Minnesota	June 7, 2018	5,500	All cash (b)	50
Applied Control industrial facility,
Englewood, Colorado	October 19, 2018	12,800	All cash (a)	62
Xerimis industrial facility,
Moorestown, New Jersey	November 1, 2018	7,350	All cash (b)	147
Multi-tenant industrial facility,
Moorestown, New Jersey	November 28, 2018	13,498	All cash (a)	110
Men’s Warehouse industrial facility,
Bakersfield, California	December 6, 2018	10,850	All cash	63
Dufresne Spencer Group industrial facility,
Green Park, Missouri	December 11, 2018	10,000	All cash (a)	63
Transcendia industrial facility,
Greenville, South Carolina	December 21, 2018	6,830	All cash	66
Totals for 2018		$79,503		$787
(a)	In 2019, the Company obtained new mortgage debt aggregating $50,310 which bears interest at rates ranging from 3.68% to 4.90% and mature between April 2024 and December 2033.
(b)	In 2018, the Company obtained new mortgage debt aggregating $15,563 which bears interest at rates ranging from 4.46% to 4.65% and mature between December 2028 and October 2033.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

NOTE 4—REAL ESTATE INVESTMENTS (Continued)

The following charts detail the allocation of the purchase price for the Company’s acquisitions of real estate during 2019 and 2018 (amounts in thousands):

		Building &	Intangible Lease
Description of Property	Land	Improvements	Asset	Liability	Total
Zwanenberg Food Group/Metro Carpets industrial facility,
Nashville, Tennessee	$1,058	$6,350	$750	$(81)	$8,077
Echo, Inc. industrial facility,
Wauconda, Illinois	67	3,424	339	(4)	3,826
Betz Mechanical Supply/Steve Davis Sales industrial facility,
Bensalem, Pennsylvania	1,602	4,322	664	(220)	6,368
International Flora Technologies industrial facility,
Chandler, Arizona	1,335	7,379	—	—	8,714
Nissan North America industrial facility,
LaGrange, Georgia	297	4,499	627	(151)	5,272
Continental Hydraulics industrial facility,
Shakopee, Minnesota	1,877	5,462	944	(221)	8,062
Cosentino industrial facility,
Rincon, Georgia	61	5,969	667	(176)	6,521
The Door Mill industrial facility,
Chandler, Arizona	1,164	1,691	254	(62)	3,047
Totals for 2019	$7,461	$39,096	$4,245	$(915)	$49,887

		Building &	Intangible Lease
Description of Property	Land	Improvements	Asset	Liability	Total
Campania International/U.S. Tape industrial facility,
Pennsburg, Pennsylvania	$1,776	$11,125	$—	$—	$12,901
Plymouth Industries industrial facility,
Plymouth, Minnesota	1,121	4,429	—	—	5,550
Applied Control industrial facility,
Englewood, Colorado	1,562	11,300	—	—	12,862
Xerimis industrial facility,
Moorestown, New Jersey	1,822	5,056	707	(88)	7,497
Multi-tenant industrial facility,
Moorestown, New Jersey	1,443	10,898	1,469	(202)	13,608
Men’s Warehouse industrial facility,
Bakersfield, California	1,988	9,996	1,127	(2,198)	10,913
Dufresne Spencer Group industrial facility,
Green Park, Missouri	1,420	7,833	810	—	10,063
Transcendia industrial facility,
Greenville, South Carolina	186	6,407	322	(19)	6,896
Totals for 2018	$11,318	$67,044	$4,435	$(2,507)	$80,290

As of December 31, 2019, the weighted average amortization period for the 2019 acquisitions is 7.6 years and 9.8 years for the intangible lease assets and intangible lease liabilities, respectively. As of December 31, 2018, the weighted average amortization period for the 2018 acquisitions is 6.8 years and 11.4 years for the intangible lease assets and intangible lease liabilities, respectively. The Company assessed the fair value of the lease intangibles based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 (as defined in Note 2) in the fair value hierarchy.

At December 31, 2019 and 2018, accumulated amortization of intangible lease assets was $19,904,000 and $16,503,000, respectively, and accumulated amortization of intangible lease liabilities was $7,502,000 and $7,378,000, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

NOTE 4—REAL ESTATE INVESTMENTS (Continued)

During 2019, 2018 and 2017, the Company recognized net rental income of $914,000, $1,849,000 and $897,000, respectively, for the amortization of the above/below market leases. During 2019, 2018 and 2017, the Company recognized amortization expense of $4,039,000, $7,175,000 and $4,984,000, respectively, relating to the amortization of the origination costs associated with in place leases, which is included in Depreciation and amortization expense. Included in Depreciation and amortization expense during 2018 and 2017 are write-offs of origination costs of $2,743,000 and $884,000, respectively, related to four properties at which the tenant filed Chapter 11 bankruptcy.

The unamortized balance of intangible lease assets as a result of acquired above market leases at December 31, 2019 will be deducted from rental income through 2032 as follows (amounts in thousands):

2020	$654
2021	647
2022	481
2023	288
2024	218
Thereafter	741
Total	$3,029

The unamortized balance of intangible lease liabilities as a result of acquired below market leases at December 31, 2019 will be added to rental income through 2055 as follows (amounts in thousands):

2020	$1,385
2021	1,335
2022	1,224
2023	984
2024	709
Thereafter	6,784
Total	$12,421

The unamortized balance of origination costs associated with in-place leases at December 31, 2019 will be charged to amortization expense through 2055 as follows (amounts in thousands):

2020	$4,157
2021	4,035
2022	3,577
2023	2,937
2024	1,845
Thereafter	6,488
Total	$23,039

Property Acquisitions Subsequent to December 31, 2019

On February 20, 2020, the Company acquired an industrial property located in Ashland, Virginia for $9,100,000. The initial term of the lease expires in 2034.

On February 24, 2020, the Company acquired an industrial property located in Lowell, Arkansas for $19,150,000. The initial term of the lease expires in 2027.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

NOTE 5—SALES OF PROPERTIES

The following chart details the Company’s sales of real estate during 2019, 2018 and 2017 (amounts in thousands):

		Gross	Gain (Loss) on Sale of
Description of Property	Date Sold	Sales Price	Real Estate, Net
Kmart retail property,
Clemmons, North Carolina	June 20, 2019	$5,500	$1,099	(a)
Multi-tenant retail property,
Athens, Georgia	August 23, 2019	6,050	1,045	(b)
Land - The Briarbrook Village Apartments,
Wheaton, Illinois	August 29, 2019	12,066	1,530
Aaron's retail property,
Houston, Texas	October 21, 2019	1,675	218
Assisted living facility,
Round Rock, Texas	December 10, 2019	16,600	435	(c)
Totals for 2019		$41,891	$4,327

Multi-tenant retail property,
Fort Bend, Texas	January 30, 2018	$9,200	$2,408	(d)
Land - The Meadows Apartments,
Lakemoor, Illinois	September 14, 2018	8,459	4,585	(e)
Shopko retail property,
Lincoln, Nebraska	December 13, 2018	10,000	(1,731)
Totals for 2018		$27,659	$5,262

Former Sports Authority retail property,
Greenwood Village, Colorado	May 8, 2017	$9,500	$6,568
Kohl's retail property,
Kansas City, Missouri	July 14, 2017	10,250	2,180	(f)
Former hhgregg retail property,
Niles, Illinois	August 31, 2017	5,000	1,089
Joe's Crab Shack restaurant property,
Ann Arbor, Michigan	November 14, 2017	2,300	—	(g)
Totals for 2017		$27,050	$9,837
(a)	This property was owned by a consolidated joint venture in which the Company held a 90% interest. The non-controlling interest’s share of the gain was $422. Gain on sale of real estate, net, excludes a swap termination fee of $41 which is included in prepayment costs on debt.
(b)	Excludes a swap termination fee of $161 included in prepayment costs on debt.
(c)	Excludes a swap termination fee of $625 included in prepayment costs on debt.
(d)	This property was owned by a consolidated joint venture in which the Company held an 85% interest. The non-controlling interest’s share of the gain was $776.
(e)	Includes $5,717, representing the unamortized balance of a $5,906 fixed rent payment which was received and recorded as deferred income in November 2017 and was to be included in rental income over the term of the lease.
(f)	Excludes a swap termination fee of $131 included in prepayment costs on debt.
(g)	As the sales price was less than the net book value, the Company recorded an impairment loss of $153, representing the difference between the net sales price and the net book value. The impairment loss is included in the accompanying consolidated statement of income for the year ended December 31, 2017. Excludes a swap termination fee of $70 which is included in prepayment costs on debt.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

NOTE 5—SALES OF PROPERTIES (Continued)

Sale of Property Subsequent to December 31, 2019

On February 11, 2020, the Company sold a retail property located in Onalaska, Wisconsin for approximately $7,093,000, net of closing costs. In connection with the sale, the Company paid off the $3,332,000 mortgage and incurred a $290,000 debt prepayment cost. This property accounted for less than 1% of the Company’s rental income, net, during 2019, 2018 and 2017. The Company anticipates recognizing a gain of approximately $4,250,000 during the three months ending March 31, 2020.

NOTE 6—VARIABLE INTEREST ENTITIES, CONTINGENT LIABILITY AND CONSOLIDATED JOINT VENTURES

Variable Interest Entities—Ground Leases

The Company determined it has a variable interest through its ground lease at its Beachwood, Ohio property and the owner/operator is a VIE because its equity investment at risk is insufficient to finance its activities without additional subordinated financial support. The Company further determined that it is not the primary beneficiary of this VIE because the Company has shared power over the activities that most significantly impact the owner/operator’s economic performance (i.e., shared rights on the sale of the property) and therefore, does not consolidate this VIE for financial statement purposes. Accordingly, the Company accounts for this investment as land and the revenues from the ground lease as Rental income, net.

Ground lease rental income amounted to $1,597,000, $3,357,000 and $3,702,000 during 2019, 2018 and 2017, respectively. Included in these amounts is rental income of $814,000, $1,964,000 and $2,175,000 during 2019, 2018 and 2017, respectively, from two previously held VIE properties located in Wheaton and Lakemoor, Illinois, which were sold in August 2019 and September 2018, respectively (see Note 5).

The following chart details the VIE through the Company’s ground lease and the aggregate carrying amount and maximum exposure to loss as of December 31, 2019 (dollars in thousands):

		Land	# Units	Owner/		Carrying
		Contract	in	Operator		Amount
		Purchase	Apartment	Mortgage from	Type of	and Maximum
Description of Property(a)	Date Acquired	Price	Complex	Third Party(b)	Exposure	Exposure to Loss
The Vue Apartments,
Beachwood, Ohio	August 16, 2016	$13,896	348	$67,444	Land	$13,901
(a)	Simultaneously with the purchase, the Company entered into a triple net ground lease with affiliates of Strategic Properties of North America, the owner/operator of this property.
(b)	Simultaneously with the closing of the acquisition, the owner/operator obtained a mortgage from a third party which, together with the Company’s purchase of the land, provided substantially all of the funds to acquire the complex. The Company provided its land as collateral for the owner/operator’s mortgage loan; accordingly, the land position is subordinated to the mortgage. No other financial support has been provided by the Company to the owner/operator.

At December 31, 2018, Restricted cash on the consolidated balance sheet included (i) a cash reserve balance of $356,000 to cover renovation work at the Wheaton, Illinois property which was sold in August 2019 and (ii) an escrow deposit of $750,000 from the owner/operator of the Beachwood, Ohio property which was paid in January 2019. There was no restricted cash balance at December 31, 2019.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

NOTE 6—VARIABLE INTEREST ENTITIES, CONTINGENT LIABILITY AND CONSOLIDATED JOINT VENTURES (Continued)

Variable Interest Entities—Consolidated Joint Ventures

The Company has determined that the four consolidated joint ventures in which it holds between a 90% to 95% interest are VIEs because the non-controlling interests do not hold substantive kick-out or participating rights. The Company has determined it is the primary beneficiary of these VIEs as it has the power to direct the activities that most significantly impact each joint venture’s performance including management, approval of expenditures, and the obligation to absorb the losses or rights to receive benefits. Accordingly, the Company consolidates the operations of these VIEs for financial statement purposes. The VIEs' creditors do not have recourse to the assets of the Company other than those held by the applicable joint venture.

The following is a summary of the consolidated VIEs’ carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	December 31,
	2019	2018(a)
Land	$12,158	$14,722
Buildings and improvements, net of accumulated depreciation of $4,334 and $4,119, respectively	24,223	27,642
Cash	888	1,020
Unbilled rent receivable	859	1,211
Unamortized intangible lease assets, net	745	890
Escrow, deposits and other assets and receivables	1,204	810
Mortgages payable, net of unamortized deferred financing costs of $313 and $391, respectively	24,199	26,850
Accrued expenses and other liabilities	562	761
Unamortized intangible lease liabilities, net	591	1,694
Accumulated other comprehensive (loss) income	(65)	31
Non-controlling interests in consolidated joint ventures	1,221	1,449
(a)	Includes a consolidated joint venture, in which the Company held an 90% interest, located in Clemmons, North Carolina which was sold in June 2019 (see Note 5).

MCB Real Estate, LLC and its affiliates (‘‘MCB’’) are the Company’s joint venture partner in three and four consolidated joint ventures at December 31, 2019 and 2018, respectively, in which the Company has aggregate equity investments of approximately $7,941,000 and $9,891,000, respectively.

Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and may not be pro rata to the equity interest each partner has in the applicable venture.

NOTE 7—INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

At December 31, 2019 and 2018, the Company’s four unconsolidated joint ventures each owned and operated one property. The Company’s equity investment in such unconsolidated joint ventures at such dates totaled $11,061,000 and $10,857,000, respectively. The Company recorded equity in earnings of $16,000, $1,304,000, and $826,000 during 2019, 2018 and 2017, respectively. In addition, the Company recorded equity in earnings from the sale of properties of $2,057,000 in 2018. Included in equity in earnings from unconsolidated joint ventures during 2018 is income of (i) $550,000 due to the write-off of an intangible lease liability in connection with the expiration of the Kmart lease at the Manahawkin, New Jersey property and (ii) $110,000 related to the discontinuance of hedge accounting on a mortgage swap related to the Milwaukee, Wisconsin property sold in July 2018 (see Note 9).

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

NOTE 7—INVESTMENT IN UNCONSOLIDATED JOINT VENTURES (Continued)

At December 31, 2019 and 2018, MCB and the Company are partners in an unconsolidated joint venture in which the Company's equity investment is approximately $8,834,000 and $9,087,000, respectively.

Sale of Unconsolidated Joint Venture Property Subsequent to December 31, 2019

On March 2, 2020, an unconsolidated joint venture sold its property located in Savannah, Georgia for $819,000, net of closing costs. The Company’s 50% share of the gain from this sale is anticipated to be approximately $121,000 which will be included in Equity in earnings from sale of unconsolidated joint venture property during the three months ending March 31, 2020.

NOTE 8—DEBT OBLIGATIONS

Mortgages Payable

The following table details the Mortgages payable, net, balances per the consolidated balance sheets (amounts in thousands):

	December 31,
	2019	2018
Mortgages payable, gross	$440,278	$423,096
Unamortized deferred financing costs	(4,438)	(4,298)
Mortgages payable, net	$435,840	$418,798

At December 31, 2019, there were 74 outstanding mortgages payable, all of which are secured by first liens on individual real estate investments with an aggregate gross carrying value of $698,441,000 before accumulated depreciation of $106,366,000. After giving effect to interest rate swap agreements (see Note 9), the mortgage payments bear interest at fixed rates ranging from 3.02% to 5.87%, and mature between 2021 and 2042. The weighted average interest rate on all mortgage debt was 4.21% and 4.26% at December 31, 2019 and 2018, respectively.

Scheduled principal repayments during the next five years and thereafter are as follows (amounts in thousands):

Year Ending December 31,
2020	$13,530
2021	22,963
2022	46,083
2023	30,182
2024	62,819
Thereafter	264,701
Total	$440,278

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

NOTE 8—DEBT OBLIGATIONS (Continued)

Line of Credit

The Company has a credit facility with Manufacturers & Traders Trust Company, People’s United Bank, VNB New York, LLC, and Bank Leumi USA, pursuant to which it may borrow up to $100,000,000, subject to borrowing base requirements. The facility provides for an interest rate equal to the one month LIBOR rate plus an applicable margin ranging from 175 basis points to 300 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility. The applicable margin was 200 and 175 basis points at December 31, 2019 and 2018. An unused facility fee of .25% per annum applies to the facility. The average interest rate on the facility was approximately 4.03%, 3.73% and 2.87% during 2019, 2018 and 2017, respectively. In July 2019, the facility was amended to, among other things, extend its maturity from December 31, 2019 to December 31, 2022 and increased the amount that may be used for renovation and operating expense purposes. In connection with the amendment, the Company incurred a $550,000 commitment fee which will be amortized over the remaining term of the facility.

The credit facility includes certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. The Company was in compliance with all covenants at December 31, 2019.

The facility is guaranteed by subsidiaries of the Company that own unencumbered properties and the Company pledged to the lenders the equity interests in the Company’s subsidiaries. The facility is available for the acquisition of commercial real estate, repayment of mortgage debt, renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, as determined pursuant to the facility, the amount outstanding for such purposes will not exceed the lesser of $30,000,000 and 30% of the borrowing base subject to a cap of (i) $20,000,000 for renovation expenses and (ii) $10,000,000 for operating expense purposes. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under the credit facility.

The following table details the Line of credit, net, balances per the consolidated balance sheets (amounts in thousands):

	December 31,
	2019	2018
Line of credit, gross	$11,450	$30,000
Unamortized deferred financing costs	(619)	(312)
Line of credit, net	$10,831	$29,688

At March 5, 2020, there was an outstanding balance of $39,550,000 (before unamortized deferred financing costs) under the facility.

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

At December 31, 2019, the $454,039,000 estimated fair value of the Company’s mortgages payable is greater than their $440,278,000 carrying value (before unamortized deferred financing costs) by approximately $13,761,000, assuming a blended market interest rate of 3.72% based on the 8.1 year weighted average remaining term to maturity of the mortgages.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

At December 31, 2018, the $420,396,000 estimated fair value of the Company’s mortgages payable is less than their $423,096,000 carrying value (before unamortized deferred financing costs) by approximately $2,700,000, assuming a blended market interest rate of 4.41% based on the 8.7 year weighted average remaining term to maturity of the mortgages.

At December 31, 2019 and 2018, the carrying amount of the Company’s line of credit (before unamortized deferred financing costs) of $11,450,000 and $30,000,000, respectively, approximates its fair value.

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

Fair Value on a Recurring Basis

The fair value of the Company’s derivative financial instruments, using Level 2 inputs, was determined to be the following (amounts in thousands):

	As of	Carrying and
	December 31,	Fair Value
Financial assets:
Interest rate swaps	2019	$87
	2018	2,399
Financial liabilities:
Interest rate swaps	2019	$1,715
	2018	505

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty. As of December 31, 2019, the Company has assessed and determined the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company determined its derivative valuation is classified in Level 2 of the fair value hierarchy.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

As of December 31, 2019, the Company had entered into 24 interest rate derivatives, all of which were interest rate swaps, related to 24 outstanding mortgage loans with an aggregate $96,207,000 notional amount and mature between 2021 and 2028 (weighted average remaining term to maturity of 5.2 years). Such interest rate swaps, all of which were designated as cash flow hedges, converted LIBOR based variable rate mortgages to fixed annual rate mortgages (with interest rates ranging from 3.02% to 5.16% and a weighted average interest rate of 3.93% at December 31, 2019). The fair value of the Company’s derivatives in asset and liability positions are reflected as other assets or other liabilities on the consolidated balance sheets.

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Year Ended December 31,
	2019	2018	2017
One Liberty Properties Inc. and Consolidated Subsidiaries
Amount of (loss) gain recognized on derivatives in other comprehensive (loss) income	$(4,224)	$1,870	$(221)
Amount of reclassification from Accumulated other comprehensive (loss) income into Interest expense	(702)	98	(1,786)

Unconsolidated Joint Ventures (Company's share)
Amount of gain recognized on derivatives in other comprehensive income	n/a	$69	$15
Amount of reclassification from Accumulated other comprehensive income into Equity in earnings of unconsolidated joint ventures	n/a	103	(61)

During 2019, 2018 and 2017, the Company (including one of its unconsolidated joint ventures in 2018) discontinued hedge accounting on several interest rate swaps as the forecasted hedged transactions were no longer probable of occurring. As a result, during 2019, 2018 and 2017, the Company reclassified $816,000, $505,000 and $201,000 of realized loss, gain, and loss, respectively, from Accumulated other comprehensive income to earnings. No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges for the three years ended December 31, 2019.

During the twelve months ending December 31, 2020, the Company estimates an additional $426,000 will be reclassified from Accumulated other comprehensive income as an increase to Interest expense.

The derivative agreements in effect at December 31, 2019 provide that if the wholly-owned subsidiary of the Company which is a party to such agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, the Company could be held liable for such swap breakage losses.

As of December 31, 2019 and 2018, the fair value of the derivatives in a liability position, including accrued interest of $27,000 and $8,000, respectively, but excluding any adjustments for non-performance risk, was approximately $1,832,000 and $554,000, respectively. In the event the Company had breaches of any of the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $1,832,000 and $554,000 as of December 31, 2019 and 2018, respectively. This termination liability value, net of adjustments for non-performance risk of $90,000 and $41,000, is included in Accrued expenses and other liabilities on the consolidated balance sheets at December 31, 2019 and 2018, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

NOTE 10—RELATED PARTY TRANSACTIONS

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

In consideration for the Services, the Company paid Majestic $2,826,000 in 2019, $2,745,000 in 2018 and $2,673,000 in 2017. Included in these fees are $1,307,000 in 2019, $1,226,000 in 2018 and $1,154,000 in 2017, of property management costs. The amounts paid for property management services is based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively. The Company does not pay Majestic with respect to properties managed by third parties. The Company also paid Majestic, pursuant to the compensation and services agreement $216,000 in each of 2019, 2018 and 2017 for the Company’s share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies. The Company does not pay Majestic for such services except as described in this paragraph.

Executive officers and others providing services to the Company under the compensation and services agreement were awarded shares of restricted stock and RSUs under the Company’s stock incentive plans (described in Note 12). The related expense charged to the Company’s operations was $1,973,000, $1,765,000 and $1,539,000 in 2019, 2018 and 2017, respectively.

The amounts paid under the compensation and services agreement (except for the property management costs which are included in Real estate expenses) and the costs of the stock incentive plans are included in General and administrative expense on the consolidated statements of income for 2019, 2018 and 2017.

Joint Venture Partners and Affiliates

During 2019, 2018 and 2017, the Company paid an aggregate of $82,000, $107,000 and $143,000, respectively, to its consolidated joint venture partners or their affiliates (none of whom are officers, directors, or employees of the Company) for property management services, which are included in Real estate expenses on the consolidated statements of income.

The Company’s unconsolidated joint ventures paid management fees of $117,000, $169,000 and $175,000 to the other partner of the ventures, which reduced Equity in earnings on the consolidated statements of income by $59,000, $85,000 and $88,000 during 2019, 2018 and 2017, respectively. In addition, in 2019, in connection with the purchase of a property in Rincon, Georgia, the Company paid an unconsolidated joint venture partner a $64,000 brokerage commission which is capitalized to the real estate assets acquired (see Note 4).

Other

During 2019, 2018 and 2017, the Company paid fees of (i) $289,000, $276,000 and $276,000, respectively, to the Company's chairman and (ii) $116,000, $110,000 and $110,000, respectively, to the Company’s vice-chairman. These fees are included in General and administrative expense on the consolidated statements of income.

At December 31, 2019 and 2018, Gould Investors L.P. (“Gould Investors”), a related party, owned 1,785,976 shares of the outstanding common stock of the Company, or approximately 9.0% and 9.2%, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

NOTE 10—RELATED PARTY TRANSACTIONS (Continued)

The Company obtains its property insurance in conjunction with Gould Investors and reimburses Gould Investors annually for the Company’s insurance cost relating to its properties. Amounts reimbursed to Gould Investors were $1,025,000, $912,000 and $790,000 during 2019, 2018 and 2017, respectively. Included in Real estate expenses on the consolidated statements of income is insurance expense of $927,000, $877,000 and $757,000 during 2019, 2018 and 2017, respectively. The balance of the amounts reimbursed to Gould Investors represents prepaid insurance and is included in Other assets on the consolidated balance sheets.

NOTE 11—EARNINGS PER COMMON SHARE

Basic earnings per share was determined by dividing net income allocable to common stockholders for each year by the weighted average number of shares of common stock outstanding during the applicable year. Net income is also allocated to the unvested restricted stock outstanding during each year, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. As of December 31, 2019, the shares of common stock underlying the restricted stock units (the "RSUs") awarded under the 2019 and 2016 Incentive Plans (See Note 12) are excluded from the basic earnings per share calculation, as these units are not participating securities.

Diluted earnings per share reflects the potential dilution that could occur if securities or other rights exercisable for, or convertible into, common stock were exercised or converted or otherwise resulted in the issuance of common stock that shared in the earnings of the Company.

The following tables identify the number of shares of common stock underlying the RSUs that are included in the calculation of diluted weighted average number of shares of common stock for such years:

Year Ended December 31, 2019 (a):
	Total
	Number of
	Underlying	Return on	Stockholder		Shares
Date of Award	Shares (b)(c)	Capital Metric	Return Metric	Total	Excluded (d)
September 26, 2017	76,250	22,129	31,498	53,627	22,623
July 1, 2018	73,750	14,755	3,273	18,028	55,722
July 1, 2019	75,026	728	—	728	74,298
Totals	225,026	37,612	34,771	72,383	152,643

Year Ended December 31, 2018 (e):
	Total
	Number of
	Underlying	Return on	Stockholder		Shares
Date of Award	Shares (b)	Capital Metric	Return Metric	Total	Excluded (d)
September 26, 2017	76,250	34,633	4,462	39,095	37,155
July 1, 2018	76,250	33,388	—	33,388	42,862
Totals	152,500	68,021	4,462	72,483	80,017

Year Ended December 31, 2017 (f):
	Total
	Number of
	Underlying	Return on	Stockholder		Shares
Date of Award	Shares (b)	Capital Metric	Return Metric	Total	Excluded (d)
September 26, 2017	76,250	33,353	38,125	71,478	4,772
(a)	Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is December 31, 2019.
(b)	The RSUs awarded in 2017, 2018 and 2019 vest, subject to satisfaction of the applicable market and/or performance conditions, on June 30, 2020, 2021 and 2022, respectively (see Note 12).

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

NOTE 11—EARNINGS PER COMMON SHARE (Continued)

(c)	As of December 31, 2019, 2,500 shares of the 2018 award and 2,750 shares of the 2019 award were forfeited.
(d)	Excluded as the applicable conditions had not been met for these shares at the respective measurement dates.
(e)	Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is December 31, 2018.
(f)	Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is December 31, 2017.

In 2010, RSUs exchangeable for up to 200,000 shares of common stock were awarded pursuant to the 2009 Incentive Plan. In June 2017, 113,584 of these shares vested and such shares were issued in August 2017. See Note 12 for information regarding the Company’s equity incentive plans.

There were no options outstanding to purchase shares of common stock or other rights exercisable for, or convertible into, common stock in 2019, 2018 and 2017.

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator for basic and diluted earnings per share:
Net income	$18,544	$21,564	$24,249
Less net income attributable to non-controlling interests	(533)	(899)	(102)
Less earnings allocated to unvested restricted stock(a)	(1,227)	(1,173)	(1,072)
Net income available for common stockholders: basic and diluted	$16,784	$19,492	$23,075
Denominator for basic earnings per share:
Weighted average number of common shares	19,090	18,575	17,944
Effect of diluted securities:
RSUs	29	13	103
Denominator for diluted earnings per share:
Weighted average number of shares	19,119	18,588	18,047

Earnings per common share, basic	$0.88	$1.05	$1.29
Earnings per common share, diluted	$0.88	$1.05	$1.28
(a)	Represents an allocation of distributed earnings to unvested restricted stock that, as participating securities, are entitled to receive dividends.

NOTE 12—STOCKHOLDERS’ EQUITY

Stock Based Compensation

The Company’s 2019 Incentive Plan (“Plan”), approved by the Company’s stockholders in June 2019, permits the Company to grant, among other things, stock options, restricted stock, RSUs, performance share awards and dividend equivalent rights and any one or more of the foregoing to its employees, officers, directors and consultants. A maximum of 750,000 shares of the Company’s common stock is authorized for issuance pursuant to this Plan. As of December 31, 2019, an aggregate of 75,026 shares subject to awards in the form of RSUs are outstanding under the Plan. On January 17, 2020, 149,550 restricted shares were issued pursuant to this Plan, having an aggregate value of approximately $4,202,000 and are scheduled to vest in January 2025.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

NOTE 12—STOCKHOLDERS’ EQUITY (Continued)

Under the Company’s 2016 and 2012 equity incentive plans (collectively, the “Prior Plans”), as of December 31, 2019, an aggregate of 824,250 shares of restricted stock (674,250 shares) and RSUs (150,000 shares) are outstanding and have not yet vested. No additional awards may be granted under the Prior Plans.

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

In 2019, 2018 and 2017, the Company granted RSUs exchangeable for up to 77,776, 76,250 and 76,250 shares, respectively, of common stock upon satisfaction, through June 30, 2022, June 30, 2021 and June 30, 2020, respectively, of specified conditions. Specifically, up to 50% of these RSUs vest upon achievement of metrics related to average annual total stockholder return (the “TSR Awards”), which metrics meet the definition of a market condition, and up to 50% vest upon achievement of metrics related to average annual return on capital (the “ROC Awards”), which metrics meet the definition of a performance condition. The holders of the RSUs are not entitled to dividends or to vote the underlying shares until such RSUs vest and shares are issued. Accordingly, the shares underlying these RSUs are not included in the shares shown as outstanding on the balance sheet. For the TSR awards, a third party appraiser prepared a Monte Carlo simulation pricing model to determine the fair value, which is recognized ratably over the service period. The Monte Carlo valuation consisted of computing the grant date fair value of the awards using the Company’s simulated stock price. For these TSR awards, the per unit or share fair value was estimated using the following assumptions:

TSR Award Year	Expected Life (yrs)	Dividend Rate	Risk-Free Interest Rate	Expected Price Volatility (a)
2019	3	6.22%	1.79% - 2.07%	21.37% - 23.04%
2018	3	6.82%	2.18% - 2.70%	22.29% - 25.99%
2017	3	7.16%	1.14% - 1.64%	16.57% - 19.16%
(a)	calculated based on the historical and implied volatility.

For the ROC Awards, the fair value is based on the market value on the date of grant and the performance assumptions are re-evaluated quarterly. The Company does not recognize expense on ROC Awards which it does not expect to vest. During the year ended December 31, 2019, RSUs exchangeable in 2021 and 2022 for an aggregate of 5,250 shares were forfeited.

As of December 31, 2019, based on performance and market assumptions, the fair value of the RSUs granted in 2019, 2018 and 2017 is $865,000, $818,000 and $811,000, respectively. Recognition of such deferred compensation will be charged to General and administrative expense over the respective three year performance cycle.

In 2010, RSUs exchangeable for up to 200,000 shares of common stock were awarded pursuant to the Company’s 2009 Incentive Plan. During 2017, 113,584 shares of common stock underlying these RSUs were deemed to have vested and were issued; the balance of 86,416 shares were forfeited.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

NOTE 12—STOCKHOLDERS’ EQUITY (Continued)

The following is a summary of the activity of the equity incentive plans:

	Year Ended December 31,
	2019	2018	2017
Restricted stock grants:
Number of shares	150,050	144,750	140,100
Average per share grant price	$25.70	$25.31	$24.75
Deferred compensation to be recognized over vesting period	$3,856,000	$3,664,000	$3,467,000

Number of non-vested shares:
Non-vested beginning of year	651,250	612,900	591,750
Grants	150,050	144,750	140,100
Vested during year	(114,650)	(106,000)	(118,450)
Forfeitures	(12,400)	(400)	(500)
Non-vested end of year	674,250	651,250	612,900

RSU grants:
Number of underlying shares	77,776	76,250	76,250
Average per share grant price	$28.96	$26.41	$24.03
Deferred compensation to be recognized over vesting period	$865,000	$952,000	$1,004,000

Number of non-vested shares:
Non-vested beginning of year	152,500	76,250	200,000
Grants	77,776	76,250	76,250
Vested during year	—	—	(113,584)
Forfeitures	(5,250)	—	(86,416)
Non-vested end of year	225,026	152,500	76,250

Restricted stock and RSU grants:
Weighted average per share value of non-vested shares (based on grant price)	$24.96	$23.83	$22.89
Value of stock vested during the year (based on grant price)	$2,365,000	$2,289,000	$3,008,000
Weighted average per share value of shares forfeited during the year (based on grant price)	$25.40	$23.59	$8.37

Total charge to operations:
Outstanding restricted stock grants	$3,229,000	$3,028,000	$2,966,000
Outstanding RSUs	641,000	482,000	167,000
Total charge to operations	$3,870,000	$3,510,000	$3,133,000

As of December 31, 2019, total compensation costs of $7,140,000 and $1,277,000 related to non-vested restricted stock awards and RSUs, respectively, have not yet been recognized. These compensation costs will be charged to General and administrative expense over the remaining respective vesting periods. The weighted average vesting period is 2.1 years for the restricted stock and 1.5 years for the RSUs.

Common Stock Dividend Distributions

In 2019, 2018 and 2017, the Board of Directors declared an aggregate $1.80, $1.80 and $1.74 per share in cash distributions, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

NOTE 12—STOCKHOLDERS’ EQUITY (Continued)

On March 13, 2020, the Board of Directors declared a quarterly cash dividend of $.45 per share on the Company's common stock, totaling approximately $9,037,000. The quarterly dividend is payable on April 7, 2020 to stockholders of record on March 24, 2020.

Dividend Reinvestment Plan

The Company’s Dividend Reinvestment Plan (the “DRP”) provides stockholders with the opportunity to reinvest all, or a portion of, their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount of up to 5% from the market price. The discount is determined in the Company’s sole discretion. The Company is currently offering up to a 5% discount (as calculated pursuant to the DRP) from the market price. The Company issued 220,000, 243,000,and 198,000 shares of common stock under the DRP during 2019, 2018 and 2017, respectively.

Shares Issued Through Equity Offering Program

During 2019, the Company sold 180,120 shares for proceeds of $5,392,000, net of commissions of $54,000, and incurred offering costs of $192,000 for professional fees. During 2018, the Company sold 126,300 shares for proceeds of $3,245,000, net of commissions of $33,000, and incurred offering costs of $107,000 for professional fees.

NOTE 13—COMMITMENTS AND CONTINGENCIES

The Company maintains a non-contributory defined contribution pension plan covering eligible employees. Contributions by the Company are made through a money purchase plan, based upon a percent of the qualified employees’ total salary (subject to the maximum amount allowed by law). Pension expense approximated $304,000, $295,000 and $275,000 for 2019, 2018 and 2017, respectively, and is included in General and administrative expense in the consolidated statements of income.

The Company pays, with respect to one of its real estate properties, annual fixed leasehold rent of $463,867 through July 31, 2024. The Company has the right to extend the lease for up to four 5-year renewal options and one seven month renewal option.

As discussed in Note 6, the Company provided its land in Beachwood, Ohio as collateral for the owner/operator’s mortgage loan and accordingly, the land position is subordinate to the mortgage.

In the ordinary course of business, the Company is party to various legal actions which management believes are routine in nature and incidental to the operation of the Company’s business. Management believes that the outcome of the proceedings will not have a material adverse effect upon the Company’s consolidated financial statements taken as a whole.

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

NOTE 14—INCOME TAXES (Continued)

Even though the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. As of December 31, 2019, tax returns for the calendar years 2016 through 2019 remain subject to examination by the Internal Revenue Service and various state and local tax jurisdictions.

During 2019, 2018 and 2017, the Company did not incur any federal income tax expense. The Company does not have any deferred tax assets or liabilities at December 31, 2019 and 2018.

Approximately 27% of the distributions made during 2019 represent a return of capital to stockholders with the balance representing ordinary income. Approximately 12%, and 17% of the distributions made during 2018 and 2017, respectively, represent capital gains to stockholders with the balance representing ordinary income. In 2019 and 2018, the ordinary income portion of the distributions are considered qualified REIT dividends and will be taxed at a rate reduced by up to 20% pursuant to Internal Revenue Code Section 199A.

The Company treats depreciation expense, straight-line rent adjustments and certain other items differently for tax purposes than for financial reporting purposes. Therefore, its taxable income and dividends paid deduction differs from its financial statement income.

The following table reconciles dividends declared with the dividends paid deduction for the years indicated (amounts in thousands):

	2019	2018	2017
	Estimate	Actual	Actual
Dividends declared	$35,663	$34,652	$32,393
Dividend reinvestment plan (a)	247	313	252
	35,910	34,965	32,645
Less: Spillover dividends designated to previous year	—	(10,263)	(11,916)
Less: Spillover dividends designated to following year (b)	(8,976)	(549)	—
Less: Return of capital	(9,828)	—	—
Plus: Dividends designated from prior year	549	—	—
Plus: Dividends designated from following year	—	—	10,263
Dividends paid deduction	$17,655	$24,153	$30,992
(a)	Reflects the up to 5% discount on common stock purchased through the dividend reinvestment plan.
(b)	The entire dividend paid in January 2020 and a portion of the dividend paid in January 2019 will be considered 2020 and 2019 dividends, respectively, as it was in excess of the Company’s earnings and profits through 2019 and 2018, respectively.

NOTE 15—SUBSEQUENT EVENTS

Subsequent events have been evaluated and, except as previously disclosed, there were no other events relative to the consolidated financial statements that require additional disclosure.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019

NOTE 16—QUARTERLY FINANCIAL DATA (Unaudited):

(In Thousands, Except Per Share Data)

	Quarter Ended				Total
2019	March 31	June 30	Sept. 30	Dec. 31	For Year
Total revenues	$21,155	$20,719	$20,414	$22,448	$84,736
Gain on sale of real estate, net	$—	$1,099	$2,544	$684	$4,327
Net income	$4,011	$4,558	$5,097	$4,878	$18,544
Net income attributable to One Liberty Properties, Inc.	$3,971	$4,112	$5,118	$4,810	$18,011
Weighted average number of common shares outstanding:
Basic	18,894	19,023	19,191	19,245	19,090
Diluted	18,993	19,129	19,239	19,266	19,119
Net income per common share attributable to common stockholders:
Basic	$.19	$.20	$.25	$.23	$.88	(a)
Diluted	$.19	$.20	$.25	$.23	$.88	(a)

	Quarter Ended				Total
2018	March 31	June 30	Sept. 30	Dec. 31	For Year
Total revenues	$19,534	$19,752	$19,570	$20,270	$79,126
Gain (loss) on sale of real estate, net	$2,408	$—	$4,585	$(1,731)	$5,262
Net income	$6,653	$4,546	$10,182	$183	$21,564
Net income attributable to One Liberty Properties, Inc.	$5,851	$4,517	$10,147	$150	$20,665
Weighted average number of common shares outstanding:
Basic	18,396	18,519	18,646	18,733	18,575
Diluted	18,434	18,593	18,705	18,748	18,588
Net income (loss) per common share attributable to common stockholders:
Basic	$.30	$.23	$.53	$(.01)	$1.05	(a)
Diluted	$.30	$.23	$.52	$(.01)	$1.05	(a)
(a)	Calculated on weighted average shares outstanding for the year.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Schedule III—Consolidated Real Estate and Accumulated Depreciation

December 31, 2019

(Amounts in Thousands)

					Cost
					Capitalized	Gross Amount at Which Carried
			Initial Cost to Company		Subsequent to	at December 31, 2019
				Building and	Acquisition		Building &		Accumulated	Date of	Date
Type	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation (1)	Construction	Acquired
Health & Fitness	Tucker, GA	$—	$807	$3,027	$3,399	$807	$6,426	$7,233	$2,654	1988	2002
Health & Fitness	Hamilton, OH	4,542	1,483	5,953	—	1,483	5,953	7,436	1,440	2008	2011
Health & Fitness	Secaucus, NJ	8,320	5,449	9,873	—	5,449	9,873	15,322	1,751	1986	2012
Industrial	Columbus, OH	—	435	1,703	52	435	1,755	2,190	827	1979	1995
Industrial	West Palm Beach, FL	—	181	724	196	181	920	1,101	394	1973	1998
Industrial	New Hyde Park, NY	2,421	182	728	281	182	1,009	1,191	445	1960	1999
Industrial	Ronkonkoma, NY	5,580	1,042	4,171	2,903	1,042	7,074	8,116	2,637	1986	2000
Industrial	Hauppauge, NY	25,860	1,951	10,954	9,600	1,951	20,554	22,505	6,597	1982	2000
Industrial	Melville, NY	2,582	774	3,029	1,170	774	4,199	4,973	1,549	1982	2003
Industrial	Saco, ME	5,440	1,027	3,623	2,050	1,027	5,673	6,700	1,346	2001	2006
Industrial	Baltimore, MD (2)	19,436	6,474	25,282	—	6,474	25,282	31,756	8,243	1960	2006
Industrial	Durham, NC	2,621	1,043	2,404	44	1,043	2,448	3,491	614	1991	2011
Industrial	Pinellas Park, FL	2,253	1,231	1,669	—	1,231	1,669	2,900	351	1995	2012
Industrial	Miamisburg, OH	—	165	1,348	12	165	1,360	1,525	279	1987	2012
Industrial	Fort Mill, SC	7,766	1,840	12,687	55	1,840	12,742	14,582	2,277	1992	2013
Industrial	Indianapolis, IN	5,587	1,224	6,935	—	1,224	6,935	8,159	1,460	1997	2013
Industrial	Fort Mill, SC	23,601	1,804	33,650	—	1,804	33,650	35,454	6,990	1997	2013
Industrial	New Hope, MN	4,053	881	6,064	81	881	6,145	7,026	804	1967	2014
Industrial	Louisville, KY	2,189	578	3,727	48	578	3,775	4,353	472	1974	2015
Industrial	Louisville, KY	—	51	230	—	51	230	281	28	1974	2015
Industrial	McCalla, AL	9,749	1,588	14,682	—	1,588	14,682	16,270	1,670	2003	2015
Industrial	St. Louis, MO	11,053	3,728	13,006	701	3,728	13,707	17,435	1,585	1969	2015
Industrial	Greenville, SC	4,816	693	6,893	225	693	7,118	7,811	693	1997	2016
Industrial	Greenville, SC	5,351	528	8,074	127	528	8,201	8,729	809	2000	2016
Industrial	El Paso, TX	13,672	3,691	17,904	350	3,691	18,254	21,945	1,698	1997	2016
Industrial	Lebanon, TN	21,190	2,094	30,039	46	2,094	30,085	32,179	2,559	1996	2016
Industrial	Huntersville, NC	4,849	1,046	6,674	—	1,046	6,674	7,720	462	2014	2017
Industrial	Pittston, PA	6,779	999	9,922	250	999	10,172	11,171	687	1990	2017
Industrial	Ankeny, IA	8,271	1,351	11,607	—	1,351	11,607	12,958	757	2016	2017
Industrial	Memphis, TN	4,987	140	7,952	—	140	7,952	8,092	458	1979	2017
Industrial	Pennsburg, PA	7,998	1,776	11,126	—	1,776	11,126	12,902	553	1986	2018
Industrial	Plymouth, MN	3,238	1,121	4,429	—	1,121	4,429	5,550	179	1978	2018
Industrial	Englewood, CO	8,190	1,562	11,300	—	1,562	11,300	12,862	355	2013	2018
Industrial	Moorestown, NJ	3,904	1,822	5,056	—	1,822	5,056	6,878	150	1990	2018
Industrial	Moorestown, NJ	8,673	1,443	10,898	—	1,443	10,898	12,341	317	1972	2018
Industrial	Bakersfield, CA	—	1,988	9,998	—	1,988	9,998	11,986	273	1980	2018
Industrial	Green Park, MO	6,294	1,421	7,835	—	1,421	7,835	9,256	210	2008	2018
Industrial	Greenville, SC	—	186	6,419	—	186	6,419	6,605	170	2008	2018
Industrial	Nashville, TN	5,149	1,058	6,350	—	1,058	6,350	7,408	101	1974	2019
Industrial	Wauconda, IL	—	67	3,423	41	67	3,464	3,531	57	1998	2019
Industrial	Bensalem, PA	4,052	1,602	4,323	—	1,602	4,323	5,925	59	1975	2019
Industrial	Chandler, AZ	5,170	1,335	7,379	—	1,335	7,379	8,714	105	2004	2019
Industrial	LaGrange, GA	3,187	297	4,500	—	297	4,500	4,797	54	2013	2019
Industrial	Shakopee, MN	4,996	1,877	5,462	10	1,877	5,472	7,349	42	1998	2019
Industrial	Rincon, GA	4,100	61	5,968	—	61	5,968	6,029	32	1998	2019
Industrial	Chandler, AZ	—	1,164	1,691	—	1,164	1,691	2,855	9	2007	2019
Industrial	Joppa, MD	9,062	3,815	8,142	1,473	3,815	9,615	13,430	1,443	1994	2014
Office	Brooklyn, NY	2,326	1,381	5,447	3,013	1,381	8,460	9,841	4,072	1973	1998
Other	Newark, DE	1,550	935	3,643	43	935	3,686	4,621	1,512	1996	2003
Other	Beachwood, OH	—	13,901	—	—	13,901	-	13,901	—	N/A	2016
Restaurant	Hauppauge, NY	—	725	2,963	—	725	2,963	3,688	1,046	1992	2005
Restaurant	Palmyra, PA	688	650	650	—	650	650	1,300	154	1981	2010

					Cost
					Capitalized	Gross Amount at Which Carried
			Initial Cost to Company		Subsequent to	at December 31, 2019
				Building and	Acquisition		Building &		Accumulated	Date of	Date
Type	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation (1)	Construction	Acquired
Restaurant	Reading, PA	680	655	625	—	655	625	1,280	148	1981	2010
Restaurant	Reading, PA	669	618	643	—	618	643	1,261	153	1983	2010
Restaurant	Hanover, PA	752	736	686	—	736	686	1,422	161	1992	2010
Restaurant	Gettysburg, PA	771	754	704	—	754	704	1,458	165	1991	2010
Restaurant	Trexlertown, PA	656	800	439	—	800	439	1,239	103	1994	2010
Restaurant	Carrollton, GA	1,472	796	1,458	—	796	1,458	2,254	336	1996	2012
Restaurant	Cartersville, GA	1,392	786	1,346	—	786	1,346	2,132	330	1995	2012
Restaurant	Kennesaw, GA	1,141	702	916	—	702	916	1,618	205	1989	2012
Restaurant	Lawrenceville, GA	1,095	866	899	—	866	899	1,765	244	1988	2012
Restaurant	Concord, NC	1,441	999	1,076	—	999	1,076	2,075	208	2000	2013
Restaurant	Myrtle Beach, SC	1,441	1,102	1,161	—	1,102	1,161	2,263	235	1978	2013
Restaurant	Greensboro, NC	3,076	1,770	1,237	—	1,770	1,237	3,007	233	1983	2013
Restaurant	Richmond, VA	—	1,680	1,341	—	1,680	1,341	3,021	242	1983	2013
Restaurant	Indianapolis, IN	—	853	1,465	—	853	1,465	2,318	254	1982	2014
Retail	Seattle, WA	—	201	189	35	201	224	425	156	1986	1987
Retail	Rosenberg, TX	—	216	863	66	216	929	1,145	552	1994	1995
Retail	Ft. Myers, FL	—	1,013	4,054	—	1,013	4,054	5,067	2,344	1995	1996
Retail	Selden, NY	2,593	572	2,287	150	572	2,437	3,009	1,253	1997	1999
Retail	Batavia, NY	—	515	2,061	—	515	2,061	2,576	1,075	1998	1999
Retail	Champaign, IL	1,415	791	3,165	530	791	3,695	4,486	1,740	1985	1999
Retail	El Paso, TX	10,493	2,821	11,123	2,587	2,821	13,710	16,531	6,601	1974	2000
Retail	Somerville, MA	—	510	1,993	24	510	2,017	2,527	850	1993	2003
Retail	Knoxville, TN	8,614	2,290	8,855	—	2,290	8,855	11,145	3,496	2003	2004
Retail	Onalaska, WI	3,340	753	3,099	—	753	3,099	3,852	1,172	1994	2004
Retail	Hyannis, MA	—	802	2,324	—	802	2,324	3,126	695	1998	2008
Retail	Marston Mills, MA	—	461	2,313	—	461	2,313	2,774	687	1998	2008
Retail	Everett, MA	—	1,935	—	—	1,935	—	1,935	—	N/A	2008
Retail	Kennesaw, GA	5,077	1,501	4,349	1,138	1,501	5,487	6,988	1,567	1995	2008
Retail	Royersford, PA	19,523	19,538	3,150	424	19,538	3,574	23,112	906	2001	2010
Retail	Monroeville, PA	—	450	863	—	450	863	1,313	207	1994	2010
Retail	Houston, TX	—	1,962	1,540	94	1,962	1,634	3,596	407	2006	2010
Retail	Houston, TX	—	2,002	1,800	—	2,002	1,800	3,802	464	2009	2010
Retail	Bolingbrook, IL	—	834	1,887	101	834	1,988	2,822	490	2001	2011
Retail	Crystal Lake, IL	—	615	1,899	—	615	1,899	2,514	507	1997	2011
Retail	Lawrence, KS	—	134	938	157	134	1,095	1,229	189	1915	2012
Retail	Greensboro, NC	1,290	1,046	1,552	29	1,046	1,581	2,627	275	2002	2014
Retail	Highlands Ranch, CO	—	2,361	2,924	296	2,361	3,220	5,581	504	1995	2014
Retail	Woodbury, MN	2,790	1,190	4,003	—	1,190	4,003	5,193	642	2006	2014
Retail	Cuyahoga Falls, OH	1,050	71	1,371	—	71	1,371	1,442	128	2004	2016
Retail	Hilliard, OH	930	300	1,077	—	300	1,077	1,377	102	2007	2016
Retail	Port Clinton, OH	900	52	1,187	—	52	1,187	1,239	113	2005	2016
Retail	South Euclid, OH	1,020	230	1,566	—	230	1,566	1,796	146	1975	2016

					Cost
					Capitalized	Gross Amount at Which Carried
			Initial Cost to Company		Subsequent to	at December 31, 2019
				Building and	Acquisition		Building &		Accumulated	Date of	Date
Type	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation (1)	Construction	Acquired
Retail	St Louis Park, MN	—	3,388	13,088	141	3,388	13,229	16,617	1,193	1962	2016
Retail	Deptford, NJ	2,569	572	1,779	705	572	2,484	3,056	758	1981	2012
Retail	Cape Girardeau, MO	1,097	545	1,547	—	545	1,547	2,092	316	1994	2012
Retail	Littleton, CO	10,446	6,005	11,272	404	6,005	11,676	17,681	1,739	1985	2015
Retail - Supermarket	West Hartford, CT	16,203	9,296	4,813	261	9,296	5,074	14,370	1,348	2005	2010
Retail - Supermarket	West Hartford, CT	—	2,881	94	326	2,881	420	3,301	206	N/A	2010
Retail - Supermarket	Philadelphia, PA	3,907	1,793	5,640	80	1,793	5,720	7,513	836	1992	2014
Retail-Furniture	Columbus, OH	—	1,445	5,431	460	1,445	5,891	7,336	3,211	1996	1997
Retail-Furniture	Duluth, GA (3)	1,408	778	3,436	—	778	3,436	4,214	1,178	1987	2006
Retail-Furniture	Fayetteville, GA (3)	1,768	976	4,308	—	976	4,308	5,284	1,477	1987	2006
Retail-Furniture	Wichita, KS (3)	2,153	1,189	5,248	—	1,189	5,248	6,437	1,799	1996	2006
Retail-Furniture	Lexington, KY (3)	1,447	800	3,532	—	800	3,532	4,332	1,210	1999	2006
Retail-Furniture	Bluffton, SC (3)	1,066	589	2,600	—	589	2,600	3,189	891	1994	2006
Retail-Furniture	Amarillo, TX (3)	1,557	860	3,810	—	860	3,810	4,670	1,305	1996	2006
Retail-Furniture	Austin, TX (3)	2,873	1,587	7,010	—	1,587	7,010	8,597	2,402	2001	2006
Retail-Furniture	Tyler, TX (3)	1,866	1,031	4,554	—	1,031	4,554	5,585	1,561	2001	2006
Retail-Furniture	Newport News, VA (3)	1,360	751	3,316	—	751	3,316	4,067	1,137	1995	2006
Retail-Furniture	Richmond, VA (3)	1,569	867	3,829	—	867	3,829	4,696	1,313	1979	2006
Retail-Furniture	Virginia Beach, VA (3)	1,545	854	3,770	—	854	3,770	4,624	1,292	1995	2006
Retail-Furniture	Gurnee, IL	—	834	3,635	—	834	3,635	4,469	1,208	1994	2006
Retail-Furniture	Naples, FL	1,949	3,070	2,846	189	3,070	3,035	6,105	868	1992	2008
Retail-Office Supply	Lake Charles, LA (4)	4,836	1,167	4,669	599	1,167	5,268	6,435	2,359	1998	2002
Retail-Office Supply	Chicago, IL (4)	3,534	3,877	2,256	—	3,877	2,256	6,133	637	1994	2008
Retail-Office Supply	Cary, NC (4)	2,982	1,129	3,736	—	1,129	3,736	4,865	1,055	1995	2008
Retail-Office Supply	Eugene, OR (4)	2,655	1,952	2,096	—	1,952	2,096	4,048	592	1994	2008
Retail-Office Supply	El Paso, TX (4)	2,320	1,035	2,700	—	1,035	2,700	3,735	762	1993	2008
Theater	Greensboro, NC	—	—	8,328	3,000	—	11,328	11,328	8,203	1999	2004
Theater	Indianapolis, IN	4,002	3,099	5,225	19	3,099	5,244	8,343	732	1997	2014
		$440,278	$195,320	$602,532	$37,985	$195,320	$640,517	$835,837	$135,302

Note 1—Depreciation is provided over the estimated useful lives of the buildings and improvements, which range from 5 to 40 years.

Note 2—Upon purchase of the property in December 2006, a $416,000 rental income reserve was posted by the seller for the Company’s benefit, since the property was not producing sufficient rent at the time of acquisition. The Company recorded the receipt of this rental reserve as a reduction to land and building.

Note 3—These 11 properties are retail furniture stores covered by one master lease and one loan that is secured by cross-collateralized mortgages.

Note 4—These five properties are retail office supply stores net leased to the same tenant, pursuant to separate leases. Four of these leases contain cross default provisions.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Schedule III

Consolidated Real Estate and Accumulated Depreciation

(a)  Reconciliation of “Real Estate and Accumulated Depreciation”

(Amounts in Thousands)

	Year Ended December 31,
	2019	2018	2017
Investment in real estate:
Balance, beginning of year	$829,143	$775,327	$748,065
Addition: Land, buildings and improvements	49,669	86,117	47,207
Deduction: Properties sold	(42,975)	(32,301)	(19,792)
Deduction: Impairment loss	—	—	(153)
Balance, end of year	$835,837	$829,143	$775,327
	(b)
Accumulated depreciation:
Balance, beginning of year	$123,684	$108,953	$96,852
Addition: Depreciation	17,534	16,615	15,689
Deduction: Accumulated depreciation related to properties sold	(5,916)	(1,884)	(3,588)
Balance, end of year	$135,302	$123,684	$108,953

(b)	At December 31, 2019, the aggregate cost for federal income tax purposes is approximately $16,861 greater than the Company’s recorded values.