Form 10-Q
period 2020-03-31
ONE LIBERTY PROPERTIES INC
filed 2020-05-08
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, the registrant had 20,152,054 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Real estate investments, at cost
Land	$196,645	$195,320
Buildings and improvements	660,623	640,517
Total real estate investments, at cost	857,268	835,837
Less accumulated depreciation	138,607	135,302
Real estate investments, net	718,661	700,535

Investment in unconsolidated joint ventures	11,247	11,061
Cash and cash equivalents	21,360	11,034
Unbilled rent receivable	15,281	15,037
Unamortized intangible lease assets, net	28,722	26,068
Escrow, deposits and other assets and receivables	10,480	10,894
Total assets (1)	$805,751	$774,629

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable, net of $4,420 and $4,438 of deferred financing costs, respectively	$447,337	$435,840
Line of credit, net of $567 and $619 of deferred financing costs, respectively	30,283	10,831
Dividends payable	9,037	8,966
Accrued expenses and other liabilities	19,363	14,587
Unamortized intangible lease liabilities, net	12,636	12,421
Total liabilities (1)	518,656	482,645

Commitments and contingencies

Equity:
One Liberty Properties, Inc. stockholders' equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized; 19,380 and 19,251 shares issued and outstanding	19,380	19,251
Paid-in capital	302,530	301,517
Accumulated other comprehensive loss	(6,432)	(1,623)
Distributions in excess of net income	(29,592)	(28,382)
Total One Liberty Properties, Inc. stockholders’ equity	285,886	290,763
Non-controlling interests in consolidated joint ventures (1)	1,209	1,221
Total equity	287,095	291,984
Total liabilities and equity	$805,751	$774,629
(1)	The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 6. The consolidated balance sheets include the following amounts related to the Company’s consolidated VIEs: $12,158 and $12,158 of land, $23,999 and $24,223 of building and improvements, net of $4,559 and $4,334 of accumulated depreciation, $3,722 and $3,696 of other assets included in other line items, $23,993 and $24,199 of real estate debt, net, $1,323 and $1,153 of other liabilities included in other line items and $1,209 and $1,221 of non-controlling interests as of March 31, 2020 and December 31, 2019, respectively.

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Rental income, net	$21,239	$21,155

Operating expenses:
Depreciation and amortization	5,674	5,347
General and administrative (see Note 9 for related party information)	3,334	3,171
Real estate expenses (see Note 9 for related party information)	3,342	3,341
State taxes	82	79
Total operating expenses	12,432	11,938

Other operating income
Gain on sale of real estate, net	4,252	—
Operating income	13,059	9,217

Other income and expenses:
Equity in earnings (loss) of unconsolidated joint ventures	64	(116)
Equity in earnings from sale of unconsolidated joint venture property	121	—
Prepayment costs on debt	(290)	—
Other income	4	4
Interest:
Expense	(4,884)	(4,862)
Amortization and write-off of deferred financing costs	(243)	(232)

Net income	7,831	4,011
Net income attributable to non-controlling interests	(5)	(40)
Net income attributable to One Liberty Properties, Inc.	$7,826	$3,971

Weighted average number of common shares outstanding:
Basic	19,361	18,894
Diluted	19,374	18,993

Per common share attributable to common stockholders:
Basic	$.39	$.19
Diluted	$.39	$.19

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net income	$7,831	$4,011

Other comprehensive loss
Net unrealized loss on derivative instruments	(4,818)	(1,577)

Comprehensive income	3,013	2,434

Net income attributable to non-controlling interests	(5)	(40)
Adjustment for derivative instruments attributable to non-controlling interests	9	5

Comprehensive income attributable to One Liberty Properties, Inc.	$3,017	$2,399

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

			Accumulated	Accumulated	Non-Controlling
			Other	Distributions	Interests in
	Common	Paid-in	Comprehensive	in Excess of	Consolidated
	Stock	Capital	Income (Loss)	Net Income	Joint Ventures	Total
Balances, December 31, 2018	$18,736	$287,250	$1,890	$(10,730)	$1,449	$298,595
Distributions – common stock
Cash – $.45 per share	—	—	—	(8,832)	—	(8,832)
Restricted stock vesting	112	(112)	—	—	—	—
Shares issued through equity offering program – net	37	1,002	—	—	—	1,039
Shares issued through dividend reinvestment plan	52	1,147	—	—	—	1,199
Distributions to non-controlling interests	—	—	—	—	(5)	(5)
Compensation expense – restricted stock	—	954	—	—	—	954
Net income	—	—	—	3,971	40	4,011
Other comprehensive loss	—	—	(1,572)	—	(5)	(1,577)
Balances, March 31, 2019	$18,937	$290,241	$318	$(15,591)	$1,479	$295,384

Balances, December 31, 2019	$19,251	$301,517	$(1,623)	$(28,382)	$1,221	$291,984
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,036)	—	(9,036)
Restricted stock vesting	122	(122)	—	—	—	—
Shares issued through dividend reinvestment plan	7	159	—	—	—	166
Distributions to non-controlling interests	—	—	—	—	(8)	(8)
Compensation expense – restricted stock	—	976	—	—	—	976
Net income	—	—	—	7,826	5	7,831
Other comprehensive loss	—	—	(4,809)	—	(9)	(4,818)
Balances, March 31, 2020	$19,380	$302,530	$(6,432)	$(29,592)	$1,209	$287,095

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income	$7,831	$4,011
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	(4,252)	—
Increase in unbilled rent receivable	(380)	(395)
Amortization and write-off of intangibles relating to leases, net	(190)	(254)
Amortization of restricted stock expense	976	954
Equity in (earnings) loss of unconsolidated joint ventures	(64)	116
Equity in earnings from sale of unconsolidated joint venture property	(121)	—
Depreciation and amortization	5,674	5,347
Amortization and write-off of deferred financing costs	243	232
Payment of leasing commissions	(38)	(141)
Decrease in escrow, deposits, other assets and receivables	303	495
Increase (decrease) in accrued expenses and other liabilities	69	(2,250)
Net cash provided by operating activities	10,051	8,115

Cash flows from investing activities:
Purchase of real estate	(28,504)	—
Improvements to real estate	(109)	(687)
Net proceeds from sale of real estate	7,093	—
Distributions of capital from unconsolidated joint venture	—	11
Net cash used in investing activities	(21,520)	(676)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(3,389)	(3,135)
Repayment of mortgages payable	(3,332)	—
Proceeds from mortgage financings	18,200	23,545
Proceeds from sale of common stock, net	—	1,039
Proceeds from bank line of credit	41,500	4,000
Repayment on bank line of credit	(22,100)	(28,000)
Issuance of shares through dividend reinvestment plan	166	1,199
Payment of financing costs	(165)	(378)
Distributions to non-controlling interests	(8)	(5)
Cash distributions to common stockholders	(8,965)	(8,724)
Net cash provided by (used in) financing activities	21,907	(10,459)

Net increase (decrease) in cash, cash equivalents and restricted cash	10,438	(3,020)
Cash, cash equivalents and restricted cash at beginning of year	11,968	16,733
Cash, cash equivalents and restricted cash at end of period	$22,406	$13,713

Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$4,844	$4,939

Supplemental disclosure of non-cash investing activity:
Purchase accounting allocation - intangible lease assets	$3,905	$—
Purchase accounting allocation - intangible lease liabilities	(568)	—

(Continued on next page)

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (amounts in thousands):

	March 31,
	2020	2019
Cash and cash equivalents	$21,360	$12,794
Restricted cash	—	337
Restricted cash included in escrow, deposits and other assets and receivables	1,046	582
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$22,406	$13,713

Amounts included in restricted cash in 2019 represent the cash reserve balance received from an owner/operator at one of the Company’s ground leased properties which was sold in 2019. Restricted cash included in escrow, deposits and other assets and receivables represent amounts related to real estate tax and other reserve escrows required to be held by lenders in accordance with the Company’s mortgage agreements. The restriction on these escrow reserves will lapse when the related mortgage is repaid.

See accompanying notes to consolidated financial statements.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2020

Note 1 – Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland. OLP is a self-administered and self-managed real estate investment trust (“REIT”). OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of industrial, retail, restaurant, health and fitness, and theater properties, many of which are subject to long-term net leases. As of March 31, 2020, OLP owns 126 properties, including four properties owned by consolidated joint ventures and three properties owned by unconsolidated joint ventures. The 126 properties are located in 31 states.

Note 2 – Summary Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The results of operations for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in OLP’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

March 31, 2020 (Continued)

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

The Company reviews on a quarterly basis its investments in unconsolidated joint ventures for other-than-temporary losses in investment value. Any decline that is not expected to be recovered based on the underlying assets of the investment is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. During the three months ended March 31, 2020 and 2019, there were no impairment charges related to the Company’s investments in unconsolidated joint ventures.

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

Note 3 – Leases

Lessor Accounting

The Company owns rental properties which are leased to tenants under operating leases with current expirations ranging from 2020 to 2055, with options to extend or terminate the lease. Revenues from such leases are reported as Rental income, net and are comprised of (i) lease components, which includes fixed and variable lease payments and (ii) non-lease components which includes reimbursements of property level operating expenses. The Company does not separate non-lease components from the related lease components, as the timing and pattern of transfer are the same, and account for the combined component in accordance with ASC 842.

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

The components of lease revenues are as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2020	2019
Fixed lease revenues	$18,067	$17,645
Variable lease revenues	2,982	3,256
Lease revenues (a)	$21,049	$20,901
(a)	Excludes $190 and $254 of amortization related to lease intangible assets and liabilities for the three months ended March 31, 2020 and 2019, respectively.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2020 (Continued)

Note 3 – Leases (Continued)

On a quarterly basis, the Company assesses the collectability of substantially all lease payments due under its leases, including unbilled rent receivable balances, by reviewing the tenant's payment history and financial condition. Changes to such collectability is recognized as a current period adjustment to rental revenue. The Company did not record any write-offs of unbilled rent receivables during the three months ended March 31, 2020 and 2019. The Company has assessed the collectability of all lease payments as probable as of March 31, 2020.

Due to the impact of the COVID-19 pandemic, rent deferrals are currently being negotiated and executed with certain of the Company’s tenants. In accordance with recent guidance issued by the FASB, the Company will elect to (i) not evaluate whether such COVID-19 pandemic related rent-relief is a lease modification under ASC 842 and (ii) treat each tenant rent deferral as if it were contemplated as part of the existing lease contract.

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

Minimum Future Rents

As of March 31, 2020, the minimum future contractual base rents to be received on non-cancellable operating leases are included in the table below (amounts in thousands). The minimum future contractual base rents do not include (i) straight-line rent or amortization of intangibles and (ii) variable lease revenues as described above.

From April 1 – December 31, 2020	$54,108
For the year ended December 31,
2021	71,807
2022	63,372
2023	54,623
2024	46,012
2025	40,375
Thereafter	150,852
Total	$481,149

Lessee Accounting

Ground Lease

The Company is a lessee under a ground lease in Greensboro, North Carolina, which is classified as an operating lease. The ground lease expires March 3, 2025 and provides for up to four, 5-year renewal options and one seven-month renewal option. As of March 31, 2020, the remaining lease term is 9.9 years. During each of the three months ended March 31, 2020 and 2019, the Company recognized $131,000 of lease expense related to this ground lease which is included in Real estate expenses on the consolidated statements of income.

Office Lease

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides a 5-year renewal option. As of March 31, 2020, the remaining lease term is 16.8 years. During each of the three months ended March 31, 2020 and 2019, the Company recognized $14,000 of lease expense related to this office lease which is included in General and administrative expenses on the consolidated statements of income.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2020 (Continued)

Note 3 – Leases (Continued)

Minimum Future Lease Payments

As of March 31, 2020, the minimum future lease payments related to the operating ground and office leases are as follows (amounts in thousands):

From April 1 – December 31, 2020	$382
For the year ended December 31,
2021	511
2022	506
2023	507
2024	557
2025	626
Thereafter	3,115
Total undiscounted cash flows	$6,204
Present value discount	(1,473)
Lease liability	$4,731

Note 4 – Real Estate Acquisitions

The following charts detail the Company’s real estate acquisitions and allocations of the purchase price during the three months ended March 31, 2020 (amounts in thousands). The Company determined that with respect to each of these acquisitions, the gross assets acquired are concentrated in a single identifiable asset. Therefore, these transactions do not meet the definition of a business and are accounted for as asset acquisitions. As such, direct transaction costs associated with these asset acquisitions have been capitalized to real estate assets and depreciated over their respective useful lives.

		Contract		Capitalized
		Purchase	Terms of	Transaction
Description of Property	Date Acquired	Price	Payment	Costs
Creative Office Environments industrial facility,
Ashland, Virginia	February 20, 2020	$9,100	All cash (a)	$119
Fed Ex industrial facility,
Lowell, Arkansas	February 24, 2020	19,150	All cash (a)	135
Totals		$28,250		$254
(a)	In March 2020, the Company obtained new mortgage debt aggregating $18,200 which bears interest at rates of 3.54% and 3.63% and mature in 2035 and 2027, respectively.

		Building &	Intangible Lease
Description of Property	Land	Improvements	Asset	Liability	Total
Creative Office Environments industrial facility,
Ashland, Virginia	$391	$7,901	$927	$—	$9,219
Fed Ex industrial facility,
Lowell, Arkansas	1,687	15,188	2,978	(568)	19,285
Totals	$2,078	$23,089	$3,905	$(568)	$28,504

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2020 (Continued)

Note 5 – Sale of Property

On February 11, 2020, the Company sold a retail property located in Onalaska, Wisconsin for approximately $7,093,000, net of closing costs. The sale resulted in a gain of $4,252,000 which was recorded as Gain on sale of real estate, net, in the consolidated statement of income for the three months ended March 31, 2020. In connection with the sale, the Company paid off the $3,332,000 mortgage and incurred a $290,000 debt prepayment cost which was recorded as Prepayment costs on debt in the consolidated statement of income for the three months ended March 31, 2020.

Note 6 – Variable Interest Entities, Contingent Liability and Consolidated Joint Ventures

Variable Interest Entity – Ground Lease

The Company determined it has a variable interest through its ground lease at its Beachwood, Ohio property (the Vue Apartments), and the owner/operator is a VIE because its equity investment at risk is insufficient to finance its activities without additional subordinated financial support. The Company further determined that it is not the primary beneficiary of this VIE because the Company has shared power over the activities that most significantly impact the owner/operator’s economic performance (i.e., shared rights on the sale of the property) and therefore, does not consolidate this VIE for financial statement purposes.

Accordingly, the Company accounts for this investment as land and the revenues from the ground lease as Rental income, net. Ground lease rental income amounted to $243,000 and $486,000 for the three months ended March 31, 2020 and 2019, respectively. Included in the rental income for the three months ended March 31, 2019 is $306,000 from a previously held VIE property in Wheaton, Illinois, which the Company sold in August 2019.

As of March 31, 2020, the VIE’s maximum exposure to loss was $13,901,000 which represented the carrying amount of the land. Simultaneously with the closing of the acquisition, the owner/operator obtained a mortgage for $67,444,000 from a third party which, together with the Company’s purchase of the land, provided substantially all of the funds to acquire the complex. The Company provided its land as collateral for the owner/operator’s mortgage loan; accordingly, the land position is subordinated to the mortgage. No other financial support has been provided by the Company to the owner/operator.

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

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2020 (Continued)

Note 6 – Variable Interest Entities, Contingent Liability and Consolidated Joint Ventures (Continued)

The following is a summary of the consolidated VIEs’ carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	March 31,	December 31,
	2020	2019
Land	$12,158	$12,158
Buildings and improvements, net of accumulated depreciation of $4,559 and $4,334, respectively	23,999	24,223
Cash	873	888
Unbilled rent receivable	866	859
Unamortized intangible lease assets, net	716	745
Escrow, deposits and other assets and receivables	1,267	1,204
Mortgages payable, net of unamortized deferred financing costs of $298 and $313, respectively	23,993	24,199
Accrued expenses and other liabilities	749	562
Unamortized intangible lease liabilities, net	574	591
Accumulated other comprehensive loss	(181)	(65)
Non-controlling interests in consolidated joint ventures	1,209	1,221

At March 31, 2020 and December 31, 2019, MCB Real Estate, LLC and its affiliates (‘‘MCB’’) are the Company’s joint venture partner in three consolidated joint ventures in which the Company has aggregate equity investments of approximately $7,797,000 and $7,941,000, respectively.

Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and may not be pro rata to the equity interest each partner has in the applicable venture.

Note 7 – Investment in Unconsolidated Joint Ventures

At March 31, 2020 and December 31, 2019, the Company participates in three and four unconsolidated joint ventures, respectively, each of which owns and operates one property; the Company’s equity investment in these ventures totaled $11,247,000 and $11,061,000, respectively. The Company recorded equity in earnings of $64,000 and equity in loss of $116,000 for the three months ended March 31, 2020 and 2019, respectively.

On March 2, 2020, an unconsolidated joint venture sold its property located in Savannah, Georgia for $819,000, net of closing costs. The Company’s 50% share of the gain from this sale was $121,000, which is included in Equity in earnings from sale of unconsolidated joint venture property on the consolidated statement of income for the three months ended March 31, 2020.

At March 31, 2020 and December 31, 2019, MCB and the Company are partners in an unconsolidated joint venture in which the Company’s equity investment is approximately $8,851,000 and $8,834,000, respectively.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2020 (Continued)

Note 8 – Debt Obligations

Mortgages Payable

The following table details the Mortgages payable, net, balances per the consolidated balance sheets (amounts in thousands):

	March 31,	December 31,
	2020	2019
Mortgages payable, gross	$451,757	$440,278
Unamortized deferred financing costs	(4,420)	(4,438)
Mortgages payable, net	$447,337	$435,840

Line of Credit

The Company has a credit facility with Manufacturers & Traders Trust Company, People’s United Bank, VNB New York, LLC, and Bank Leumi USA, pursuant to which it may borrow up to $100,000,000, subject to borrowing base requirements. The facility is available for the acquisition of commercial real estate, repayment of mortgage debt, and renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes will not exceed the lesser of $30,000,000 and 30% of the borrowing base subject to a cap of (i) $10,000,000 for operating expense purposes, which has been drawn down and (ii) $20,000,000 for renovation expenses. The facility, which matures December 31, 2022, provides for an interest rate equal to the one month LIBOR rate plus an applicable margin ranging from 175 basis points to 300 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility. The applicable margin was 200 basis points at March 31, 2020 and 2019. An unused facility fee of .25% per annum applies to the facility. The average interest rate on the facility was approximately 3.20% and 4.23% for the three months ended March 31, 2020 and 2019, respectively. The Company was in compliance with all covenants at March 31, 2020.

The following table details the Line of credit, net, balances per the consolidated balance sheets (amounts in thousands):

	March 31,	December 31,
	2020	2019
Line of credit, gross	$30,850	$11,450
Unamortized deferred financing costs	(567)	(619)
Line of credit, net	$30,283	$10,831

At May 4, 2020, there was an outstanding balance of $30,850,000 (before unamortized deferred financing costs) under the facility.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2020 (Continued)

Note 9 – Related Party Transactions

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

In consideration for the Services, the Company paid Majestic $767,000 and $704,000 for the three months ended March 31, 2020 and 2019, respectively. Included in these fees are $331,000 and $324,000 of property management costs for the three months ended March 31, 2020 and 2019, respectively. The amounts paid for property management services is based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively. The Company does not pay Majestic with respect to properties managed by third parties. The Company also paid Majestic, pursuant to the compensation and services agreement, $69,000 and $54,000 in the three months ended March 31, 2020 and 2019, respectively, for the Company’s share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies. The Company does not pay Majestic for any services except as described in this and the preceding paragraphs.

Executive officers and others providing services to the Company under the compensation and services agreement were awarded shares of restricted stock and RSUs under the Company’s stock incentive plans (described in Note 13). The related expense charged to the Company’s operations was $449,000 and $470,000 for the three months ended March 31, 2020 and 2019, respectively.

The amounts paid under the compensation and services agreement (except for the property management costs which are included in Real estate expenses) and the costs of the stock incentive plans are included in General and administrative expense on the consolidated statements of income.

Joint Venture Partners and Affiliates

The Company paid an aggregate of $20,000 and $21,000 for the three months ended March 31, 2020 and 2019, respectively, to its consolidated joint venture partners or their affiliates (none of whom are officers, directors or employees of the Company) for property management services, which are included in Real estate expenses on the consolidated statements of income.

The Company’s unconsolidated joint ventures paid management fees of $22,000 and $26,000 for the three months ended March 31, 2020 and 2019, respectively, to the other partner of the venture, which reduced Equity in earnings on the consolidated statements of income by $11,000 and $13,000 for the three months ended March 31, 2020 and 2019, respectively.

Other

During the three months ended March 31, 2020 and 2019, the Company paid quarterly fees of $74,500 and $72,400, respectively, to the Company’s chairman, and $29,800 and $28,900, respectively, to the Company’s vice-chairman. These fees are included in General and administrative expenses on the consolidated statements of income.

The Company obtains its property insurance in conjunction with Gould Investors L.P. (“Gould Investors”), a related party, and reimburses Gould Investors annually for the Company’s insurance cost relating to its properties. Included in Real estate expenses on the consolidated statements of income is insurance expense of $246,000 and $225,000 for the three months ended March 31, 2020 and 2019, respectively, of amounts reimbursed to Gould Investors in prior periods.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2020 (Continued)

Note 10 – Common Stock Cash Dividend

On March 13, 2020, the Board of Directors declared a quarterly cash dividend of $.45 per share on the Company’s common stock, totaling approximately $9,037,000. The quarterly dividend was paid on April 7, 2020 to stockholders of record on March 24, 2020.

Note 11 – Shares Issued through the At-the-Market Equity Offering Program

During the three months ended March 31, 2019, the Company sold 37,000 shares for proceeds of $1,084,000, net of commissions of $11,000, and incurred offering costs of $45,000 for professional fees. No shares were sold by the Company during the three months ended March 31, 2020.

Note 12 – Earnings Per Common Share

Basic earnings per share was determined by dividing net income allocable to common stockholders for each year by the weighted average number of shares of common stock outstanding during the applicable year. Net income is also allocated to the unvested restricted stock outstanding during each year, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. As of March 31, 2020, the shares of common stock underlying the restricted stock units (the “RSUs”) awarded under the 2019 and 2016 Incentive Plans (see Note 13) are excluded from the basic earnings per share calculation, as these units are not participating securities.

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

The following table identifies the number of shares of common stock underlying the RSUs that are included in determining the diluted weighted average number of shares of common stock:

Three Months Ended March 31, 2020 (a):
	Total Number of	Return on	Stockholder		Shares
Date of Award	Underlying Shares (b)(c)	Capital Metric	Return Metric	Total	Excluded (d)
September 26, 2017	76,250	26,036	—	26,036	50,214
July 1, 2018	73,750	20,423	—	20,423	53,327
July 1, 2019	75,026	12,261	—	12,261	62,765
Totals	225,026	58,720	—	58,720	166,306

Three Months Ended March 31, 2019 (e):
	Total Number of	Return on	Stockholder		Shares
Date of Award	Underlying Shares (b)	Capital Metric	Return Metric	Total	Excluded (d)
September 26, 2017	76,250	33,611	38,125	71,736	4,514
July 1, 2018	76,250	31,344	38,125	69,469	6,781
Totals	152,500	64,955	76,250	141,205	11,295

(a)	Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is March 31, 2020.
(b)	The RSUs awarded in 2017, 2018 and 2019 vest, subject to satisfaction of the applicable market and/or performance conditions, on June 30, 2020, 2021 and 2022, respectively (see Note 13).
(c)	As of March 31, 2020, 2,500 shares of the 2018 award and 2,750 shares of the 2019 award were forfeited.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2020 (Continued)

Note 12 – Earnings Per Common Share (Continued)

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

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2020	2019
Numerator for basic and diluted earnings per share:
Net income	$7,831	$4,011
Less net income attributable to non-controlling interests	(5)	(40)
Less earnings allocated to unvested restricted stock (a)	(316)	(311)
Net income available for common stockholders: basic and diluted	$7,510	$3,660

Denominator for basic earnings per share:
Weighted average number of common shares	19,361	18,894
Effect of dilutive securities:
RSUs	13	99
Denominator for diluted earnings per share:
Weighted average number of shares	19,374	18,993

Earnings per common share, basic	$.39	$.19
Earnings per common share, diluted	$.39	$.19

a)	Represents an allocation of distributed earnings to unvested restricted stock that, as participating securities, are entitled to receive dividends.

Note 13 – Stock Based Compensation

The Company’s 2019 Incentive Plan (the ‘‘Plan’’), approved by the Company’s stockholders in June 2019, permits the Company to grant, among other things, stock options, restricted stock, RSUs, performance share awards and dividend equivalent rights and any one or more of the foregoing to its employees, officers, directors and consultants. A maximum of 750,000 shares of the Company’s common stock is authorized for issuance pursuant to this Plan. As of March 31, 2020, an aggregate of 224,576 shares subject to awards in the form of restricted stock (149,550 shares) and RSUs (75,026 shares) are outstanding under the Plan.

Under the Company’s 2016 and 2012 equity incentive plans (collectively, the “Prior Plans”), as of March 31, 2020, an aggregate of 702,125 shares of restricted stock (552,125 shares) and RSUs (150,000 shares) are outstanding and have not yet vested. No additional awards may be granted under the Prior Plans.

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

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2020 (Continued)

Note 13 – Stock Based Compensation (Continued)

In 2019, 2018 and 2017, the Company granted RSUs exchangeable for up to 77,776, 76,250 and 76,250 shares, respectively, of common stock upon satisfaction, through June 30, 2022, June 30, 2021 and June 30, 2020, respectively, of specified conditions.  Specifically, up to 50% of these RSUs vest upon achievement of metrics related to average annual total stockholder return (the “TSR Awards”), which metrics meet the definition of a market condition, and up to 50% vest upon achievement of metrics related to average annual return on capital (the “ROC Awards”), which metrics meet the definition of a performance condition.  The holders of the RSUs are not entitled to dividends or to vote the underlying shares until such RSUs vest and shares are issued.  Accordingly, the shares underlying these RSUs are not included in the shares shown as outstanding on the balance sheet. For the TSR awards, a third party appraiser prepared a Monte Carlo simulation pricing model to determine the fair value, which is recognized ratably over the service period. For the ROC Awards, the fair value is based on the market value on the date of grant and the performance assumptions are re-evaluated quarterly. The Company does not recognize expense on ROC Awards which it does not expect to vest. During 2019, RSUs exchangeable in 2021 and 2022 for an aggregate of 5,250 shares were forfeited.

As of March 31, 2020, based on performance and market assumptions, the fair value of the RSUs granted in 2019, 2018 and 2017 is $729,000, $690,000 and $807,000, respectively. Recognition of such deferred compensation expense will be charged to General and administrative expense over the respective three year performance cycle. None of these RSUs were forfeited or vested during the three months ended March 31, 2020.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2020 (Continued)

Note 13 – Stock Based Compensation (Continued)

The following is a summary of the activity of the equity incentive plans:

	Three Months Ended
	March 31,
	2020	2019
Restricted stock grants:
Number of shares	149,550	150,050
Average per share grant price	$28.10	$25.70
Deferred compensation to be recognized over vesting period	$4,202,000	$3,856,000

Number of non-vested shares:
Non-vested beginning of period	674,250	651,250
Grants	149,550	150,050
Vested during period	(122,125)	(112,150)
Forfeitures	—	—
Non-vested end of period	701,675	689,150

RSU grants:
Number of underlying shares	—	—
Average per share grant price	—	—
Deferred compensation to be recognized over vesting period	—	—

Number of non-vested shares:
Non-vested beginning of period	225,026	152,500
Grants	—	—
Vested during period	—	—
Forfeitures	—	—
Non-vested end of period	225,026	152,500

Restricted stock and RSU grants:
Weighted average per share value of non-vested shares (based on grant price)	$25.52	$24.60
Value of stock vested during the period (based on grant price)	$3,004,000	$2,304,000
Weighted average per share value of shares forfeited during the period (based on grant price)	$—	$—

The total charge to operations:
Outstanding restricted stock grants	$875,000	$843,000
Outstanding RSUs	101,000	111,000
Total charge to operations	$976,000	$954,000

As of March 31, 2020, total compensation costs of $10,468,000 and $907,000 related to non-vested restricted stock awards and RSUs, respectively, have not yet been recognized. These compensation costs will be charged to General and administrative expense over the remaining respective vesting periods. The weighted average remaining vesting period is 2.9 years for the restricted stock and 1.2 years for the RSUs.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2020 (Continued)

Note 14 – Fair Value Measurements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The Company adopted this guidance on January 1, 2020 and its adoption did not have any impact on the Company’s previously reported consolidated financial statements.

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

The carrying amounts of cash and cash equivalents, escrow, deposits and other assets and receivables (excluding interest rate swaps), dividends payable, and accrued expenses and other liabilities (excluding interest rate swaps), are not measured at fair value on a recurring basis, but are considered to be recorded at amounts that approximate fair value.

At March 31, 2020, the $460,895,000 estimated fair value of the Company’s mortgages payable is greater than their $451,757,000 carrying value (before unamortized deferred financing costs) by approximately $9,138,000 assuming a blended market interest rate of 3.88% based on the 7.9 year weighted average remaining term to maturity of the mortgages.

At December 31, 2019, the $454,039,000 estimated fair value of the Company’s mortgages payable is greater than their $440,278,000 carrying value (before unamortized deferred financing costs) by approximately $13,761,000 assuming a blended market interest rate of 3.72% based on the 8.1 year weighted average remaining term to maturity of the mortgages.

At March 31, 2020 and December 31, 2019, the carrying amount of the Company’s line of credit (before unamortized deferred financing costs) of $30,850,000 and $11,450,000, respectively, approximates its fair value.

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

Fair Value on a Recurring Basis

As of March 31, 2020, the Company had in effect 24 interest rate derivatives, all of which were interest rate swaps, related to 24 outstanding mortgage loans with an aggregate $95,422,000 notional amount maturing between 2021 and 2028 (weighted average remaining term to maturity of 5.0 years). The Company’s objective in using interest rate swaps is to add stability to interest expense. These interest rate swaps, all of which were designated as cash flow hedges, converted LIBOR based variable rate mortgages to fixed annual rate mortgages (with interest rates ranging from 3.02% to 5.16% and a weighted average interest rate of 3.93% at March 31, 2020). The Company does not use derivatives for trading or speculative purposes.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2020 (Continued)

Note 14 – Fair Value Measurements (Continued)

The fair value of the Company’s derivative financial instruments, was determined to be the following (amounts in thousands):

		Carrying and	Balance Sheet
Interest rate swaps	As of	Fair Value	Classification
Financial assets	March 31, 2020	$—	Other assets
	December 31, 2019	87
Financial liabilities
	March 31, 2020	$6,447	Other liabilities
	December 31, 2019	1,715

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty. As of March 31, 2020, the Company has assessed and determined the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company determined its derivative valuation is classified in Level 2 of the fair value hierarchy. The Company does not own any financial instruments that are classified as Level 1 or 3.

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Three Months Ended
	March 31,
	2020	2019
Amount of loss recognized on derivatives in other comprehensive (loss) income	$(4,928)	$(1,485)
Amount of reclassification from Accumulated other comprehensive (loss) income into Interest expense	(110)	92

No amounts were reclassified from Accumulated other comprehensive loss into Interest Expense as a result of forecasted transactions being no longer probable of occurring for the three months ended March 31, 2020 and 2019. No gain or loss was recognized with respect to amounts excluded from effectiveness testing on the Company’s cash flow hedges for the three months ended March 31, 2020 and 2019.

During the twelve months ending March 31, 2021, the Company estimates an additional $1,607,000 will be reclassified from Accumulated other comprehensive loss as an increase to Interest expense.

The derivative agreements in effect at March 31, 2020 provide that if the wholly-owned subsidiary of the Company which is a party to such agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, if the subsidiary defaults, the Company could be held liable for swap breakage losses, if any, resulting from the early termination of the derivative.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2020 (Continued)

Note 14 – Fair Value Measurements (Continued)

As of March 31, 2020 and December 31, 2019, the fair value of the derivatives in a liability position, including accrued interest of $48,000 and $27,000, respectively, but excluding any adjustments for non-performance risk, was approximately $6,795,000 and $1,832,000, respectively. In the event the Company had breached the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $6,795,000 and $1,832,000 as of March 31, 2020 and December 31, 2019, respectively. This termination liability value, net of adjustments for non-performance risk of $300,000 and $90,000, is included in Accrued expenses and other liabilities on the consolidated balance sheet at March 31, 2020 and December 31, 2019, respectively.

Note 15 – New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the three months ended March 31, 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company may apply other elections as applicable as additional changes in the market occur. The Company continues to evaluate the new guidance, to determine if, and to the extent, it will impact the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current "incurred loss" model with an "expected loss" approach. The Company adopted this guidance on January 1, 2020 using the modified retrospective transition method and its adoption did not have any impact on the Company’s previously reported income from operations, net income or accumulated undistributed net income for the periods presented.

Note 16 – Subsequent Events

Subsequent events have been evaluated and except as disclosed herein, there were no other events relative to the consolidated financial statements that require additional disclosure.

COVID-19 Pandemic

Subsequent to March 31, 2020, the United States continues to be severely impacted by the COVID‐19 pandemic and by the economic effects of government responses, such as “stay‐at‐home” orders and various restrictions on certain business activities, which have materially disrupted the economy. The Company has received numerous rent relief requests from tenants at its properties, as a result of the COVID‐19 pandemic and the governmental response thereto, and is evaluating each tenant rent relief request on an individual basis. During the three months ended March 31, 2020, the Company did not sustain any material adverse economic effect due to the COVID‐19 pandemic; however, it is unable to predict the impact that the pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by us, contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “could,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions or variations thereof. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to:

●	the financial condition of our tenants and their performance of lease obligations;
●	general economic and business conditions, including those currently affecting our nation’s economy and real estate markets;
●	the availability of and costs associated with sources of liquidity;
●	general and local real estate conditions, including any changes in the value of our real estate;
●	compliance with credit facility covenants;
●	increased competition for leasing of vacant space due to current economic conditions;
●	changes in governmental laws and regulations relating to real estate and related investments;
●	the level and volatility of interest rates;
●	competition in our industry;
●	limitations on our ability to exercise legal remedies due to court closures and/or moratoriums on the exercise of certain type of remedies or activities;
●	the challenges presented by the COVID-19 pandemic; and
●	the other risks described under Item 1A. Risk Factors in this report and in our Annual Report on Form 10-K.

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

Except as may be required under applicable law, we undertake no obligation to publicly update our forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports that are filed with or furnished to the SEC.

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

We acquire, own and manage a geographically diversified portfolio consisting primarily of industrial, retail (including furniture stores and supermarkets), restaurant, health and fitness and theater properties, many of which are subject to long-term net leases.  As of March 31, 2020, we own 126 properties (including four properties owned by consolidated joint ventures and three properties owned by unconsolidated joint ventures) located in 31 states.  Based on square footage, our occupancy rate at March 31, 2020 is approximately 97.0%.

In addition to the challenges presented by the COVID-19 pandemic, we face a variety of risks and challenges in our business. Among other things, we face the possibility that we will not be able to acquire accretive properties on acceptable terms, lease our properties on terms favorable to us or at all, our tenants may be unable to pay their rental and other obligations and we may be unable to renew or relet, on acceptable terms, leases that are expiring or otherwise terminating. See “- Challenges and Uncertainties Resulting from the COVID-19 Pandemic” and “Item 1A. Risk Factors”.

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

We are sensitive to the risks facing the retail industry as a result of the growth of e-commerce. Over the past several years, we have been addressing our exposure to the retail industry by acquiring industrial properties, including industrial properties that we believe capitalize on e-commerce activities, such as e-commerce distribution and warehousing facilities, and disposing of retail properties which we did not think advantageous to hold for the long-term. Approximately 51.5% of our contractual base rent (as described below) is derived from industrial properties and 32.7%, 4.7%, 4.4%, 3.2%, and 3.5% from retail, restaurant, health and fitness, theaters and other properties, respectively.

Our 2020 contractual base rent is approximately $73.0 million and represents, after giving effect to any abatements, concessions or adjustments, the base rent payable to us during the year ending December 31, 2020 under leases in effect at March 31, 2020. Contractual base rent excludes: (i) approximately $728,000 of straight-line rent and $739,000 of amortization of intangibles and (ii) our share of the rental income payable to our unconsolidated joint ventures, which is approximately $1.7 million. Contractual base rent does not give effect to any rent deferrals that have been, and others that may be, implemented in respect to the COVID-19 pandemic.

The following table sets forth scheduled expirations of leases for our properties as of March 31, 2020 for the periods indicated below:

				Percentage of
	Number	Approximate		Contractual
Lease Expiration (1)	of	Square	Contractual	Base Rent
Year Ending	Expiring	Footage Subject to	Base Rent Under	Represented by
December 31,	Leases	Expiring Leases (2)	Expiring Leases	Expiring Leases
2020	4	8,792	106,245.1
2021	14	337,200	2,485,281	3.4
2022	24	2,103,373	14,251,247	19.5
2023	21	1,190,358	8,217,645	11.3
2024	20	948,891	5,612,934	7.7
2025	13	437,606	5,783,689	7.9
2026	12	621,429	5,698,764	7.8
2027	10	1,163,729	6,948,811	9.5
2028	10	592,983	3,905,224	5.3
2029	6	908,121	4,538,925	6.2
2030 and thereafter	25	1,885,062	15,494,433	21.3
	159	10,197,544	$73,043,198	100.0
(1)	Lease expirations assume tenants do not exercise existing renewal or termination options.
(2)	Excludes an aggregate of 186,949 square feet of vacant space.

Property Transactions During the Three Months Ended March 31, 2020

During the three months ended March 31, 2020, we acquired two industrial properties for an aggregate purchase price of $28.3 million, including $254,000 of transaction costs that were capitalized. These acquisitions contributed $204,000 of rental income, net, $128,000 of depreciation and amortization expense and $30,000 of mortgage interest expense during the three months ended March 31, 2020. We estimate that commencing April 1, 2020, the aggregate quarterly rental income (excluding variable lease revenues), depreciation and amortization expense, and mortgage interest expense from these properties will be $487,000, $272,000 and $163,000, respectively.

On February 11, 2020, we sold a retail property located in Onalaska, Wisconsin for approximately $7.1 million, net of closing costs, paid off the $3.3 million mortgage and recognized a $4.3 million gain, before giving effect to a $290,000 mortgage prepayment expense. In the three months ended March 31, 2020 and 2019, this property contributed $55,000 and $161,000 of rental income, net, $10,000 and $19,000 of depreciation and amortization expense and $17,000 and $38,000 of mortgage interest expense, respectively.

On March 2, 2020, an unconsolidated joint venture sold its property located in Savannah, Georgia, for $819,000, net of closing costs. Our 50% share of the gain from this sale, which was recognized in the three months ended March 31, 2020, was $121,000.

Challenges and Uncertainties Resulting from the COVID-19 Pandemic

The COVID-19 pandemic and the various governmental responses thereto are having a significant impact on the global economy, the U.S. economy, the economies of the local markets in which our properties are located, and the broader financial markets. Most industries have been negatively impacted, directly or indirectly, among other things, by preventative measures taken by governmental authorities to address the public health crisis such as mandatory business closures, quarantines, restrictions on travel and "shelter-in-place" or "stay-at-home" orders. These containment measures are affecting our tenants to varying degrees depending on, among other things, the location of the subject property (i.e., whether it is located in an area that is or has been the subject of quarantine orders) and the nature of the tenant and use of the property (i.e., industrial or non-industrial), with retail (both general and specialized), health and fitness, entertainment and restaurant properties being significantly adversely affected. When and where these governmental restrictions will be relaxed or lifted, when and whether businesses of tenants that have closed, either voluntarily or by governmental mandate, will reopen, the extent to which clients and customers will re-engage with such tenants, and whether such re-engagement will be at levels that will allow such tenants to return to profitability, are unknown. While we did not sustain any material adverse economic effect from the pandemic during the three months ended March 31, 2020, we have received numerous rent relief requests, and are evaluating each request on an individual basis. Not all requests will be accommodated, and generally, any accommodation will be subject to the approval of the mortgagee, if any, on the property at which such tenant is located. The following is intended to provide certain information regarding the impact of the pandemic and governmental responses on our business and management's efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding our portfolio and tenants are estimates based on information available to us as of May 4, 2020. As a result of the rapid development, fluidity and uncertainty surrounding this situation, we expect that such statistical and other information will change, perhaps significantly, going forward and may not be indicative of the actual impact of the pandemic on our business, operations, cash flows and financial condition for the second quarter of 2020 and the future.

As of May 4, 2020,

●	we have received $4.4 million, or 71.9% of the cash base rents payable for April (the “April Base Rent”);
●	we have received 86.8% of the April Base Rent payable by industrial tenants and 55.9% of the April Base Rent payable by all other tenants;
●	excluding tenants with whom we have or are actively negotiating rent deferral agreements as described below, the tenants (the “Non-Paying Tenants”) that have not paid all or a portion, or advised that they cannot pay all or a portion, of April Base Rent account for $9.1 million or 12.4% of 2020 contractual base rent. At March 31, 2020, the mortgage debt on such properties, excluding multi-tenant properties at which the Non-Paying Tenants represent less than 25% of the 2020 contractual base rent payable at such property, was approximately $18.1 million;
●	we have agreed to defer (or are negotiating agreements to defer) the payment of an aggregate of approximately $3.0 million, or 16.5%, of the cash base rent otherwise payable during the quarter ending June 30, 2020. Such deferrals generally (i) are designed to ensure that, at a minimum, rent payments are sufficient to cover our debt service obligations on such properties and (ii) provide that the payment of all or a portion of the base rent (but not tenant reimbursement obligations, which are not deferred) otherwise payable during the quarter ending June 30, 2020 will be deferred for varying periods and at the conclusion of the deferral period will be payable over several months. Such deferrals generally are not expected to affect our net income, FFO or AFFO, but in the short-term they will result in a reduction of cash available for operations and dividends.

Accordingly, we anticipate that over the next several months, the pandemic and the responses thereto will have a negative impact on our financial condition and cash flows. In the longer term, the COVID-19 pandemic, or any future pandemic, and such responses could present further challenges, due, among other things, to:

●	reduced economic activity that may severely impact our tenants' businesses, financial condition and liquidity and may cause certain of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations and/or terminate their leases early or not renew, any of which would result in a reduction of our revenues and cash flow without a commensurate reduction in our related expenses, and potentially result in an impairment in the value of our tangible and intangible assets;

●	difficulty in accessing the capital and lending markets (or a significant increase in the costs of doing so), which may affect our access to capital necessary to fund our operations;
●	a slowdown in our efforts to acquire or dispose of properties;
●	an acceleration of the transformation of the retail industry towards a greater emphasis on e-commerce and a reduced emphasis on traditional “bricks and mortar” retail, which could adversely affect our long-term prospects.

We have taken various measures to maintain the strength of our business and manage the impact of the pandemic on our operations and liquidity and capital resource position, including the following:

●	To enhance our liquidity position and maintain financial flexibility, in March 2020, we borrowed $10 million under our credit facility, which funds may be used for working capital purposes, and as of May 4, 2020 we had $13.8 million of cash and cash equivalents (including our credit facility’s required $3 million average deposit maintenance balance). See “ – Liquidity and Capital Resources.”
●	We are carefully monitoring and managing our mortgage maturities. We do not have any mortgage debt maturing in 2020, and $8.5 million of mortgage debt is scheduled to mature in 2021. We and our mortgage lenders are generally working to modify our debt service obligations at properties at which tenants have not paid all or a portion of April Base Rent or at which we have, or anticipate having, an agreement to deferrals of base rent. Through May 5, 2020, mortgage lenders have agreed to defer payment of an estimated $1.5 million of debt service, of which approximately 32% will be payable in 2021 and more than 65% is deferred until the maturity of such debt.
●	We are carefully monitoring compliance with the terms and conditions of our credit facility and are in continual contact with our lenders. While we currently believe we will continue to be in compliance with the facility’s financial covenants, if, among other things, tenants contributing certain levels of base rent terminate their leases, seek bankruptcy protection or obtain rent concessions, we may not continue to comply with the terms thereof. See “ – Liquidity and Capital Resources – Credit Facility.”
●	We are carefully monitoring our discretionary spending, particularly in light of the reduction in the base cash rent received from tenants due to the economic challenges resulting from the pandemic. Our largest recurring discretionary expenditure has been our quarterly dividend (which was $.45 per share of common stock, or in the approximate amount of $9 million, last quarter). Each quarter, our board of directors evaluates the timing and amount of our dividend based on its assessment of, among other things, our short and long- term cash and liquidity requirements, prospects, debt maturities, projections of our REIT taxable income, net income, funds from operations, adjusted funds from operations and the dividend policies of our peers. Based on the current economic environment and our cash position, there is uncertainty as to the amount and form of the dividend that we may declare with respect to the quarter ending June 30, 2020.
●	Our board of directors, in evaluating the factors described above in declaring a dividend, will also take into account recent guidance issued by the Internal Revenue Service allowing REITs, under specified conditions, to include in calculations determining compliance with REIT distribution requirements, the payment of up to 90% of a quarterly dividend in the form of shares of capital stock.

Results of Operations

Rental income, net

The following table compares Rental income, net, for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
(Dollars in thousands)	2020	2019	(Decrease)	Change
Rental income, net	$21,239	$21,155	$84	0.4

The following table details the components of rental income, net, for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
(Dollars in thousands)	2020	2019	(Decrease)	Change
Acquisitions (a)	$1,356	$—	$1,356	n/a
Dispositions (b)	55	1,165	(1,110)	(95.3)
Same store (c)	19,828	19,990	(162)	(0.8)
Rental income, net	$21,239	$21,155	$84	0.4
(a)	The 2020 column represents rental income from properties acquired since April 1, 2019;

there were no properties acquired during the three months ended March 31, 2019.

(b)	The 2020 column represents rental income from a property sold during the three months ended March 31, 2020;

the 2019 column represents rental income from properties sold since January 1, 2019.

(c)	Represents rental income from properties that were owned for the entirety of the periods presented.

Changes due to acquisitions and dispositions

The three months ended March 31, 2020 reflect increases of (i) $1.2 million generated by eight properties acquired in 2019, and (ii) $204,000 generated by two properties acquired in 2020. Offsetting these increases was a decrease of $1.1 million for the three months ended March 31, 2020, primarily due to the inclusion, in the 2019 period, of rental income from properties sold during 2020 and 2019.

Changes at same store properties

The decrease in same store rental income during the three months ended March 31, 2020 is primarily due to (i) the inclusion in the three months ended March 31, 2019 of $142,000 of rent income from our Philadelphia, Pennsylvania property which is now vacant, and (ii) a net decrease of $157,000 of tenant reimbursements which generally relate to real estate taxes and operating expenses incurred in the same period. These decreases were offset by a net increase in rent income of $137,000 from several properties.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
(Dollars in thousands)	2020	2019	(Decrease)	Change
Operating expenses:
Depreciation and amortization	$5,674	$5,347	$327	6.1
General and administrative	3,334	3,171	163	5.1
Real estate expenses	3,342	3,341	1	—
State taxes	82	79	3	3.8
Total operating expenses	$12,432	$11,938	$494	4.1

Depreciation and amortization. The increase in the three months ended March 31, 2020 is due primarily to the inclusion of $547,000 of such expense from the properties acquired in 2020 and 2019, including $128,000 from properties acquired in 2020. This increase was offset by the inclusion, in the corresponding period in 2019 of (i) $181,000 from the properties sold since January 1, 2019, and (ii) amortization of $84,000 of tenant origination costs at several properties that prior to March 31, 2020, were fully amortized in connection with lease expirations.

General and administrative. The three months ended March 31, 2020 includes an increase of $148,000 in compensation expense payable to our full and part time personnel, primarily due to higher levels of compensation (including increased payments pursuant to our compensation and services agreement).

Real estate expenses. The increase in the three months ended March 31, 2020 is due to a $218,000 increase from properties acquired since January 2019, offset by a decrease of $141,000 related to properties sold since January 1, 2019.

Gain on sale of real estate, net.

The gain in the three months ended March 31, 2020 was realized from the sale of our Onalaska, Wisconsin property. There were no sales during the three months ended March 31, 2019.

Other Income and Expenses

The following table compares our other income and expenses for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
(Dollars in thousands)	2020	2019	(Decrease)	Change
Other income and expenses:
Equity in earnings (loss) of unconsolidated joint ventures	$64	$(116)	$180	155.2
Equity in earnings from sale of unconsolidated joint venture property	121	—	121	n/a
Prepayment costs on debt	(290)	—	290	n/a
Other income	4	4	—	—
Interest:
Expense	(4,884)	(4,862)	22	0.5
Amortization and write-off of deferred financing costs	(243)	(232)	11	4.7

Equity in earnings (loss) of unconsolidated joint ventures. The three months ended March 31, 2019 included, with respect to a multi-tenant retail property in Manahawkin, New Jersey (the “Manahawkin Property”), write-offs of receivables of $116,000. There were no such write-offs in the three months ended March 31, 2020.

Equity in earnings from sale of unconsolidated joint venture property. The three months ended March 31, 2020 include a $121,000 gain from the sale of the Savannah, Georgia property. There was no corresponding gain during the three months ended March 31, 2019.

Prepayment costs on debt. This cost was incurred in connection with the sale of the Onalaska, Wisconsin property. There was no corresponding expense in the three months ended March 31, 2019.

Interest expense. The following table details the components of interest expense for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
(Dollars in thousands)	2020	2019	(Decrease)	Change
Interest expense:
Credit line interest	$240	$289	$(49)	(17.0)
Mortgage interest	4,644	4,573	71	1.6
Total	$4,884	$4,862	$22	0.5

Credit line interest

Substantially all of the decrease in the three months ended March 31, 2020 is due to a decrease of 103 basis points (i.e., from 4.23% to 3.20%), in the weighted average interest rate resulting from a decrease in the one month LIBOR rate.

Mortgage interest

The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
(Dollars in thousands)	2020	2019	(Decrease)	Change
Average interest rate on mortgage debt	4.19%	4.26%	(.07)%	(1.6)
Average principal amount of mortgage debt	$443,055	$429,632	$13,423	3.1

The increase in mortgage interest expense for the three months ended March 31, 2020 is due primarily to the increase in the average principal amount of mortgage debt outstanding. The average balance outstanding increased due to $68.5 million of mortgage debt obtained in financing properties acquired in late 2018 through 2020, offset by the pay-off of mortgages in connection with property sales. The increase in mortgage interest expense was mitigated by the decrease in the average interest rate on outstanding mortgage debt.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuances of our equity securities and property sales. Our available liquidity at May 4, 2020, was $70.0 million, including $13.8 million of cash and cash equivalents (including the credit facility’s required $3.0 million average deposit maintenance balance) and $56.2 million available under our credit facility. The facility is currently available for the acquisition of commercial real estate, repayment of mortgage debt, and up to $16.1 million for renovation expenses. In March 2020, we borrowed the entire $10 million available to us under the facility for operating expenses.

Liquidity and Financing

We expect to meet our operating cash requirements (including debt service) principally from cash flow from operations, our available cash and cash equivalents, proceeds from the sale of our common stock and, to the extent permitted, our credit facility. We and our joint venture partner are also re-developing the Manahawkin Property - we estimate that our share of the capital expenditures required in connection with such re-development will range from $12 million to $15 million. We are evaluating various sources of funding for such expenditures including borrowings under our credit facility.

At March 31, 2020, excluding the mortgage debt of our unconsolidated joint venture, we had 75 outstanding mortgages payable secured by 92 properties in the aggregate principal amount of $451.8 million (before netting unamortized deferred financing costs of $4.4 million). These mortgages represent first liens on individual real estate investments with an aggregate carrying value of $719.8 million, before accumulated depreciation of $109.0 million. After giving effect to interest rate swap agreements, the mortgage payments bear interest at fixed rates ranging from 3.02% to 5.87% (a 4.19% weighted average interest rate) and mature between 2021 and 2042 (a 7.9 year weighted average remaining term to maturity).

The following table sets forth, as of March 31, 2020, information with respect to our mortgage debt that is payable during the nine months ending December 31, 2020 and for each of the subsequent twelve months through December 31, 2023 (excluding an unconsolidated joint venture):

(Dollars in thousands)	2020	2021	2022	2023	Total
Amortization payments	$10,393	$14,860	$14,916	$13,893	$54,062
Principal due at maturity	—	8,463	31,539	16,673	56,675
Total	$10,393	$23,323	$46,455	$30,566	$110,737

At March 31, 2020, an unconsolidated joint venture had a first mortgage on its property with an outstanding balance of $23.0 million, bearing an interest rate at 4.0% and maturing in 2025.

We intend to make debt amortization payments from operating cash flow and, though no assurance can be given that we will be successful in this regard, generally intend to refinance, extend or payoff the mortgage loans which mature in 2021 through 2023. We intend to repay the amounts not refinanced or extended from our existing funds and sources of funds, including our available cash, proceeds from the sale of our common stock and our credit facility (to the extent available).

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

Credit Facility

Our credit facility provides that subject to borrowing base requirements, we can borrow up to $100.0 million for the acquisition of commercial real estate, repayment of mortgage debt, and renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes will not exceed the lesser of $30.0 million and 30% of the borrowing base subject to a cap of (i) $20.0 million for renovation expenses and (ii) $10.0 million for operating expense purposes. See “- Liquidity and Capital Resources.” The facility matures December 31, 2022 and bears interest equal to the one month LIBOR rate plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 300 basis points if such ratio is greater than 65%. The applicable margin was 200 basis points at March 31, 2020 and 2019. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $100.0 million. The credit facility requires the maintenance of $3.0 million in average deposit balances. At March 31, 2020, the interest rate on the facility was 2.61% and as of May 1, 2020, the rate on the facility was 2.01%.

The terms of our credit facility include certain restrictions and covenants which limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At March 31, 2020, we were in compliance with the covenants under this facility.

Off-Balance Sheet Arrangement

We are not a party to any off-balance sheet arrangements other than with respect to a land parcel owned by us and located in Beachwood, Ohio. This parcel is improved by a multi-family complex and we ground leased the parcel to the owner/operator of such complex. This ground lease generated $243,000 of rental income during the three months ended March 31, 2020. At March 31, 2020, our maximum exposure to loss with respect to this property is $13.9 million, representing the carrying value of the land; such leasehold position is subordinate to $67.4 million of mortgage debt incurred by our tenant, the owner/operator of the multi-family complex. We do not believe this type of off-balance sheet arrangement has been or will be material to our liquidity and capital resource positions. See Note 6 to our consolidated financial statements for additional information regarding this arrangement.

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

The table below provides a reconciliation of net income and net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2020	2019
GAAP net income attributable to One Liberty Properties, Inc.	$7,826	$3,971
Add: depreciation and amortization of properties	5,573	5,245
Add: our share of depreciation and amortization of unconsolidated joint ventures	139	143
Add: amortization of deferred leasing costs	101	102
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	4	—
Deduct: gain on sale of real estate	(4,252)	—
Deduct: equity in earnings from sale of unconsolidated joint venture property	(121)	—
Adjustments for non-controlling interests	(21)	(26)
NAREIT funds from operations applicable to common stock	9,249	9,435
Deduct: straight-line rent accruals and amortization of lease intangibles	(570)	(612)
Deduct: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	(13)	(10)
Add: amortization of restricted stock compensation	976	954
Add: prepayment costs on debt	290	—
Add: amortization and write-off of deferred financing costs	243	232
Add: our share of amortization and write-off of deferred financing costs of unconsolidated joint ventures	4	4
Adjustments for non-controlling interests	1	8
Adjusted funds from operations applicable to common stock	$10,180	$10,011

	Three Months Ended
	March 31,
	2020	2019
GAAP net income per common share attributable to One Liberty Properties, Inc.	$.39	$.19
Add: depreciation and amortization of properties	.27	.27
Add: our share of depreciation and amortization of unconsolidated joint ventures	.01	.01
Add: amortization of deferred leasing costs	.01	.01
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	—	—
Deduct: gain on sale of real estate	(.21)	—
Deduct: equity in earnings from sale of unconsolidated joint venture property	(.01)	—
Adjustments for non-controlling interests	—	—
NAREIT funds from operations per share of common stock	.46	.48
Deduct: straight-line rent accruals and amortization of lease intangibles	(.02)	(.03)
Deduct: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—
Add: amortization of restricted stock compensation	.05	.05
Add: prepayment costs on debt	.01	—
Add: amortization and write-off of deferred financing costs	.01	.01
Add: our share of amortization and write-off of deferred financing costs of unconsolidated joint ventures	—	—
Adjustments for non-controlling interests	—	—
Adjusted funds from operations per share of common stock	$.51	$.51

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

We use interest rate swaps to limit interest rate risk on variable rate mortgages. These swaps are used for hedging purposes-not for speculation. We do not enter into interest rate swaps for trading purposes. At March 31, 2020, our aggregate liability in the event of the early termination of our swaps was $6.8 million.

At March 31, 2020, we had 24 interest rate swap agreements outstanding. The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of March 31, 2020, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have increased by approximately $4.2 million and the net unrealized loss on derivative instruments would have decreased by $4.2 million. If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have decreased by approximately $4.5 million and the net unrealized loss on derivative instruments would have increased by $4.5 million. These changes would not have any impact on our net income or cash.

Our mortgage debt, after giving effect to interest rate swap agreements, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.

Our variable rate credit facility is sensitive to interest rate changes. Based on the outstanding balance under this facility of $30.9 million at March 31, 2020, a 100 basis point increase of the interest rate would increase our related interest costs over the next twelve months by approximately $309,000 and a 100 basis point decrease of the interest rate would decrease our related interest costs over the next twelve months by approximately $189,000.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1A. Risk Factors

The following amends and supplements the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

The ongoing COVID-19 pandemic and the governmental responses thereto could materially and adversely impact and disrupt our business, income, cash flow, results of operations, financial condition, liquidity, prospects, ability to service our debt obligations, and our ability to pay dividends and other distributions to our stockholders.

The COVID-19 pandemic and the governmental responses thereto have triggered a period of global economic slowdown or recession. A sustained downturn in the U.S. economy (including, without limitation reduced consumer spending as well as consumer activity at brick-and-mortar retail establishments) has resulted in significant unemployment and other economic dislocations in the United States. A recession could impact our tenants’ ability to meet their lease obligations due to poor operating results, lack of liquidity or other reasons. Because substantially all of our income is derived from rentals of real property, our business, income, cash flow, results of operations, financial condition, liquidity, prospects, ability to service our debt obligations and pay dividends and other distributions to our stockholders would be adversely affected if tenants representing a significant portion of our rental income are unable to meet their obligations.

Further, our management team is focused on mitigating the impacts of the responses to the pandemic, which has required and will continue to require, a large investment of time and resources across our business. Many of our employees and others performing services on our behalf are currently working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

The extent to which the COVID-19 pandemic, and the measures taken in response thereto (including limitations on our ability to exercise legal remedies previously available to us), impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic, but a prolonged outbreak as well as related mitigation efforts would have a material impact on our financial condition, results of operation and cash flows and materially and adversely affect our business, results of operations and financial condition. Moreover, many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the pandemic. See “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Challenges and Uncertainties Resulting from the COVID-19 Pandemic.”

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
101

The following financial statements and notes from the One Liberty Properties, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed on May 8, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

ONE LIBERTY PROPERTIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: May 8, 2020	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: May 8, 2020	/s/ David W. Kalish
David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)