Form 10-Q
period 2020-06-30
ONE LIBERTY PROPERTIES INC
filed 2020-08-07
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

As of August 3, 2020, the registrant had 20,439,626 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	June 30,	December 31,
	2020	2019
ASSETS	(Unaudited)
Real estate investments, at cost
Land	$194,356	$195,320
Buildings and improvements	651,902	640,517
Total real estate investments, at cost	846,258	835,837
Less accumulated depreciation	139,538	135,302
Real estate investments, net	706,720	700,535

Property held-for-sale	7,661	—
Investment in unconsolidated joint ventures	10,849	11,061
Cash and cash equivalents	18,571	11,034
Unbilled rent receivable	15,981	15,037
Unamortized intangible lease assets, net	27,398	26,068
Escrow, deposits and other assets and receivables	12,410	10,894
Total assets(1)	$799,590	$774,629
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of $4,255 and $4,438 of deferred financing costs, respectively	$444,437	$435,840
Line of credit, net of $516 and $619 of deferred financing costs, respectively	30,334	10,831
Dividends payable	9,068	8,966
Accrued expenses and other liabilities	20,538	14,587
Unamortized intangible lease liabilities, net	12,289	12,421
Total liabilities(1)	516,666	482,645

Commitments and contingencies

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000 shares authorized; 19,450 and 19,251 shares issued and outstanding	19,450	19,251
Paid-in capital	304,649	301,517
Accumulated other comprehensive loss	(6,004)	(1,623)
Distributions in excess of net income	(36,377)	(28,382)
Total One Liberty Properties, Inc. stockholders’ equity	281,718	290,763
Non-controlling interests in consolidated joint ventures(1)	1,206	1,221
Total equity	282,924	291,984
Total liabilities and equity	$799,590	$774,629
(1)	The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 6. The consolidated balance sheets include the following amounts related to the Company’s consolidated VIEs: $12,158 and $12,158 of land, $23,794 and $24,223 of building and improvements, net of $4,784 and $4,334 of accumulated depreciation, $3,475 and $3,696 of other assets included in other line items, $23,812 and $24,199 of real estate debt, net, $1,085 and $1,153 of other liabilities included in other line items and $1,206 and $1,221 of non-controlling interests as of June 30, 2020 and December 31, 2019, respectively.

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Rental income, net	$20,861	$20,719	$42,100	$41,874

Operating expenses:
Depreciation and amortization	5,804	5,440	11,478	10,787
General and administrative (see Note 9 for related party information)	3,454	3,005	6,788	6,176
Real estate expenses (see Note 9 for related party information)	3,305	3,511	6,647	6,852
State taxes	70	108	152	187
Total operating expenses	12,633	12,064	25,065	24,002

Other operating income
Gain on sale of real estate, net	—	1,099	4,252	1,099
Operating income	8,228	9,754	21,287	18,971

Other income and expenses:
Equity in (loss) earnings of unconsolidated joint ventures	(10)	34	54	(82)
Equity in earnings from sale of unconsolidated joint venture property	—	—	121	—
Prepayment costs on debt	(775)	(41)	(1,065)	(41)
Other income	5	6	9	10
Interest:
Expense	(4,947)	(4,940)	(9,831)	(9,802)
Amortization and write-off of deferred financing costs	(216)	(255)	(459)	(487)

Net income	2,285	4,558	10,116	8,569
Net income attributable to non-controlling interests	(1)	(446)	(6)	(486)
Net income attributable to One Liberty Properties, Inc.	$2,284	$4,112	$10,110	$8,083

Weighted average number of common shares outstanding:
Basic	19,445	19,023	19,403	18,959
Diluted	19,505	19,129	19,433	19,060

Per common share attributable to common stockholders:
Basic	$.10	$.20	$.49	$.39
Diluted	$.10	$.20	$.49	$.39

Cash distributions per share of common stock	$.225	$.45	$.675	$.90
Stock distributions per share of common stock	$.225	—	$.225	—

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$2,285	$4,558	$10,116	$8,569

Other comprehensive income (loss)
Net unrealized gain (loss) on derivative instruments	429	(2,518)	(4,389)	(4,095)

Comprehensive income	2,714	2,040	5,727	4,474

Net income attributable to non-controlling interests	(1)	(446)	(6)	(486)
Adjustment for derivative instruments attributable to non-controlling interests	(1)	4	8	9

Comprehensive income attributable to One Liberty Properties, Inc.	$2,712	$1,598	$5,729	$3,997

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

			Accumulated	Accumulated	Non-Controlling
			Other	Distributions	Interests in
	Common	Paid-in	Comprehensive	in Excess of	Consolidated
	Stock	Capital	(Loss)	Net Income	Joint Ventures	Total
Balances, December 31, 2019	$19,251	$301,517	$(1,623)	$(28,382)	$1,221	$291,984
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,036)	—	(9,036)
Restricted stock vesting	122	(122)	—	—	—	—
Shares issued through dividend reinvestment plan	7	159	—	—	—	166
Distributions to non-controlling interests	—	—	—	—	(8)	(8)
Compensation expense – restricted stock	—	976	—	—	—	976
Net income	—	—	—	7,826	5	7,831
Other comprehensive loss	—	—	(4,809)	—	(9)	(4,818)
Balances, March 31, 2020	19,380	302,530	(6,432)	(29,592)	1,209	287,095
Distributions – common stock
Cash – $.225 per share	—	—	—	(4,535)	—	(4,535)
Stock – $.225 per share	—	—	—	(4,534)	—	(4,534)
Shares issued through dividend reinvestment plan	70	790	—	—	—	860
Distributions to non-controlling interests	—	—	—	—	(5)	(5)
Compensation expense – restricted stock	—	1,329	—	—	—	1,329
Net income	—	—	—	2,284	1	2,285
Other comprehensive income	—	—	428	—	1	429
Balances, June 30, 2020	$19,450	$304,649	$(6,004)	$(36,377)	$1,206	$282,924

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited) (Continued)

					Non-Controlling
			Accumulated	Accumulated	Interests in
			Other	Distributions	Consolidated
	Common	Paid-in	Comprehensive	in Excess of	Joint
	Stock	Capital	Income (Loss)	Net Income	Ventures	Total
Balances, December 31, 2018	$18,736	$287,250	$1,890	$(10,730)	$1,449	$298,595
Distributions – common stock Cash – $.45 per share	—	—	—	(8,832)	—	(8,832)
Restricted stock vesting	112	(112)	—	—	—	—
Shares issued through equity offering program - net	37	1,002	—	—	—	1,039
Shares issued through dividend reinvestment plan	52	1,147	—	—	—	1,199
Distributions to non-controlling interests	—	—	—	—	(5)	(5)
Compensation expense – restricted stock	—	954	—	—	—	954
Net income	—	—	—	3,971	40	4,011
Other comprehensive loss	—	—	(1,572)	—	(5)	(1,577)
Balances, March 31, 2019	18,937	290,241	318	(15,591)	1,479	295,384
Distributions – common stock Cash – $.45 per share	—	—	—	(8,922)	—	(8,922)
Shares issued through equity offering program - net	143	4,132	—	—	—	4,275
Shares issued through dividend reinvestment plan	59	1,529	—	—	—	1,588
Distributions to non-controlling interests	—	—	—	—	(692)	(692)
Compensation expense – restricted stock	—	938	—	—	—	938
Net income	—	—	—	4,112	446	4,558
Other comprehensive loss	—	—	(2,514)	—	(4)	(2,518)
Balances, June 30, 2019	$19,139	$296,840	$(2,196)	$(20,401)	$1,229	$294,611

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income	$10,116	$8,569
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	(4,252)	(1,099)
Loss on derivative instrument reclassified into Prepayment costs on debt	775	—
Increase in unbilled rent receivable	(1,168)	(799)
Amortization and write-off of intangibles relating to leases, net	(373)	(509)
Amortization of restricted stock expense	2,305	1,892
Equity in (earnings) loss of unconsolidated joint ventures	(54)	82
Equity in earnings from sale of unconsolidated joint venture property	(121)	—
Distributions of earnings from unconsolidated joint ventures	116	41
Depreciation and amortization	11,478	10,787
Amortization and write-off of deferred financing costs	459	487
Payment of leasing commissions	(38)	(186)
(Increase) decrease in escrow, deposits, other assets and receivables	(2,087)	683
Increase (decrease) in accrued expenses and other liabilities	963	(1,637)
Net cash provided by operating activities	18,119	18,311

Cash flows from investing activities:
Purchase of real estate	(28,504)	(26,978)
Improvements to real estate	(265)	(2,335)
Net proceeds from sale of real estate	7,093	5,314
Distributions of capital from unconsolidated joint venture	271	11
Net cash used in investing activities	(21,405)	(23,988)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(6,454)	(6,433)
Repayment of mortgages payable upon sale of properties	(3,332)	(1,705)
Proceeds from mortgage financings	18,200	23,545
Proceeds from sale of common stock, net	—	5,314
Proceeds from bank line of credit	41,500	33,650
Repayment on bank line of credit	(22,100)	(31,500)
Issuance of shares through dividend reinvestment plan	1,026	2,787
Payment of financing costs	(173)	(382)
Distributions to non-controlling interests	(13)	(697)
Cash distributions to common stockholders	(18,003)	(17,555)
Net cash provided by financing activities	10,651	7,024

Net increase in cash, cash equivalents and restricted cash	7,365	1,347
Cash, cash equivalents and restricted cash at beginning of year	11,968	16,733
Cash, cash equivalents and restricted cash at end of period	$19,333	$18,080

Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$9,653	$9,912
Supplemental disclosure of non-cash investing activity:
Purchase accounting allocation - intangible lease assets	$3,905	$1,753
Purchase accounting allocation - intangible lease liabilities	(568)	(305)

(Continued on next page)

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (amounts in thousands):

	June 30,
	2020	2019
Cash and cash equivalents	$18,571	$17,381
Restricted cash	—	337
Restricted cash included in escrow, deposits and other assets and receivables	762	362
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$19,333	$18,080

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

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2020

Note 1 – Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland. OLP is a self-administered and self-managed real estate investment trust (“REIT”). OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of industrial, retail, restaurant, health and fitness, and theater properties, many of which are subject to long-term net leases. As of June 30, 2020, OLP owns 126 properties, including four properties owned by consolidated joint ventures and three properties owned by unconsolidated joint ventures. The 126 properties are located in 31 states.

Note 2 – Summary Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The results of operations for the three and six months ended June 30, 2020 and 2019 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in OLP’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

June 30, 2020 (Continued)

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

The Company reviews on a quarterly basis its investments in unconsolidated joint ventures for other-than-temporary losses in investment value. Any decline that is not expected to be recovered based on the underlying assets of the investment is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. During the three and six months ended June 30, 2020 and 2019, there were no impairment charges related to the Company’s investments in unconsolidated joint ventures.

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

Reclassifications

Certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current year’s presentation. The Company reclassified certain amounts in the consolidated statements of income for the three and six months ended June 30, 2019 so that it presents, as it does for the three and six months ended June 30, 2020, prepayments costs on debt separately from mortgage interest expense.

Note 3 – Leases

Lessor Accounting

The Company owns rental properties which are leased to tenants under operating leases with current expirations ranging from 2020 to 2055, with options to extend or terminate the lease. Revenues from such leases are reported as Rental income, net, and are comprised of (i) lease components, which includes fixed and variable lease payments and (ii) non-lease components which includes reimbursements of property level operating expenses. The Company does not separate non-lease components from the related lease components, as the timing and pattern of transfer are the same, and account for the combined component in accordance with ASC 842.

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

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2020 (Continued)

Note 3 – Leases (Continued)

The components of lease revenues are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Fixed lease revenues	$17,914	$17,435	$35,981	$35,080
Variable lease revenues	2,763	3,029	5,746	6,285
Lease revenues (a)	$20,677	$20,464	$41,727	$41,365
(a)	Excludes $184, $255, $373 and $509 of amortization related to lease intangible assets and liabilities for the three months and six months ended June 30, 2020 and 2019, respectively.

On a quarterly basis, the Company assesses the collectability of substantially all lease payments due under its leases, including unbilled rent receivable balances, by reviewing the tenant’s payment history and financial condition. Changes to such collectability is recognized as a current period adjustment to rental revenue.

Due to the impact of the COVID-19 pandemic, some rent concession agreements have been executed and others are being negotiated with certain of the Company’s tenants. In accordance with the FASB Staff Q&A, Topic 842 and 840 – Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic, a lessor may make an accounting policy election to (i) not evaluate whether such COVID-19 pandemic related rent-relief is a lease modification under ASC 842 and (ii) treat each tenant rent deferral or forgiveness as if it were contemplated as part of the existing lease contract. The Company has elected to apply this accounting policy to those lease agreements, based on the type of concession provided to the tenant, where the revised cash flows are substantially the same or less than the original lease agreement. As a result, during the three months ended June 30, 2020, the Company deferred and accrued $3,145,000 of rent and permanently forgave $81,000 of lease payments during the three months ended June 30, 2020. For lease concessions that have been accounted for as lease modifications in accordance with ASC 842, the Company forgave $582,000 of lease payments. The Company has agreed, subject to the completion of definitive documentation, to also forgive $304,000 of lease payments in connection with lease concessions currently being negotiated. The Company has assessed the collectability of all other lease payments as probable as of June 30, 2020.

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

Minimum Future Rents

As of June 30, 2020, the minimum future contractual base rents to be received on non-cancellable operating leases are included in the table below (amounts in thousands). The minimum future contractual base rents do not include (i) straight-line rent or amortization of intangibles, (ii) variable lease revenues as described above and (iii) the minimum future contractual base rent of a property in Knoxville, Tennessee which the Company sold on July 1, 2020 (see Note 5).

From July 1 – December 31, 2020	$35,704
For the year ended December 31,
2021	73,348
2022	62,754
2023	54,055
2024	45,432
2025	41,082
Thereafter	158,782
Total	$471,157

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2020 (Continued)

Note 3 – Leases (Continued)

Lessee Accounting

Ground Lease

The Company is a lessee under a ground lease in Greensboro, North Carolina, which is classified as an operating lease. The ground lease expires March 3, 2025 and provides for up to four, 5-year renewal options and one seven-month renewal option. As of June 30, 2020, the remaining lease term, including renewal options deemed exercised, is 9.7 years. The Company recognized lease expense related to this ground lease of $131,000 and $262,000 for both the three and six months ended June 30, 2020 and 2019, respectively, which is included in Real estate expenses on the consolidated statements of income.

Office Lease

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides a 5-year renewal option. As of June 30, 2020, the remaining lease term, including renewal options deemed exercised, is 16.5 years. The Company recognized lease expense related to this office lease of $14,000 and $28,000 for the three and six months ended June 30, 2020, respectively, and $12,000 and $26,000 for the three and six months ended June 30, 2019, respectively, which is included in General and administrative expenses on the consolidated statements of income.

Minimum Future Lease Payments

As of June 30, 2020, the minimum future lease payments related to the operating ground and office leases are as follows (amounts in thousands):

From July 1 – December 31, 2020	$255
For the year ended December 31,
2021	511
2022	506
2023	507
2024	557
2025	626
Thereafter	3,115
Total undiscounted cash flows	$6,077
Present value discount	(1,418)
Lease liability	$4,659

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2020 (Continued)

Note 4 – Real Estate Acquisitions

The following tables detail the Company’s real estate acquisitions and allocations of the purchase price during the six months ended June 30, 2020 (amounts in thousands). The Company determined that with respect to each of these acquisitions, the gross assets acquired are concentrated in a single identifiable asset. Therefore, these transactions do not meet the definition of a business and are accounted for as asset acquisitions. As such, direct transaction costs associated with these asset acquisitions have been capitalized to real estate assets and depreciated over the respective useful lives.

	Date	Contract	Terms of	Capitalized
Description of Property	Acquired	Purchase Price	Payment	Transaction Costs
Creative Office Environments industrial facility,
Ashland, Virginia	February 20, 2020	$9,100	All cash (a)	$119
Fed Ex industrial facility,
Lowell, Arkansas	February 24, 2020	19,150	All cash (a)	135
Totals		$28,250		$254

(a)	In March 2020, the Company obtained new mortgage debt of $5,700 and $12,500 which bears interest at rates of 3.54% and 3.63% and mature in 2035 and 2027, respectively.

		Building &	Intangible Lease
Description of Property	Land	Improvements	Asset	Liability	Total
Creative Office Environments industrial facility,
Ashland, Virginia	$391	$7,901	$927	$—	$9,219
Fed Ex industrial facility,
Lowell, Arkansas	1,687	15,188	2,978	(568)	19,285
Totals	$2,078	$23,089	$3,905	$(568)	$28,504

Note 5 – Sales of Properties and Property Held-for-Sale

Sales of Properties

In February 2020, the Company sold a retail property located in Onalaska, Wisconsin for approximately $7,093,000, net of closing costs. The sale resulted in a gain of $4,252,000 which was recorded as Gain on sale of real estate, net, in the consolidated statement of income for the six months ended June 30, 2020. In connection with the sale, the Company paid off the $3,332,000 mortgage and incurred a $290,000 debt prepayment cost which was recorded as Prepayment costs on debt in the consolidated statement of income for the six months ended June 30, 2020.

In June 2019, the Company sold a property located in Clemmons, North Carolina and owned by a consolidated joint venture in which the Company held a 90% interest, for $5,314,000, net of closing costs, and paid off the $1,705,000 mortgage. The sale resulted in a gain of $1,099,000 which was recorded as Gain on sale of real estate, net, in the consolidated statements of income for the three and six months ended June 30, 2019. The non-controlling interest’s share of the gain was $422,000.

Property Held-for-Sale

In June 2020, the Company entered into a contract to sell a retail property located in Knoxville, Tennessee for $18,000,000. The buyer’s right to terminate the contract without penalty expired on June 29, 2020. At June 30, 2020, the Company classified the $7,661,000 net book value of the property’s land, building and unbilled rent receivable as Property held-for-sale in the accompanying balance sheet. The property was sold on July 1, 2020 and resulted in a gain of $10,316,000. In connection with the sale, the Company paid off the $8,483,000 mortgage; see Note 15 for information on the early termination of the interest rate swap derivative.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2020 (Continued)

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

Accordingly, the Company accounts for this investment as land and the revenues from the ground lease as Rental income, net. Ground lease rental income amounted to $243,000 and $486,000 for the three and six months ended June 30, 2020, respectively and $486,000 and $971,000 for the three and six months ended June 30, 2019, respectively. Included in the rental income for the three and six months ended June 30, 2019 is $306,000 and $611,000, respectively, from a previously held VIE property in Wheaton, Illinois, which the Company sold in August 2019.

As of June 30, 2020, the VIE’s maximum exposure to loss was $13,901,000 which represented the carrying amount of the land. Simultaneously with the closing of the acquisition, the owner/operator obtained a mortgage for $67,444,000 from a third party which, together with the Company’s purchase of the land, provided substantially all of the funds to acquire the complex. The Company provided its land as collateral for the owner/operator’s mortgage loan; accordingly, the land position is subordinated to the mortgage. No other financial support has been provided by the Company to the owner/operator.

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

The following is a summary of the consolidated VIEs’ carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	June 30,	December 31,
	2020	2019
Land	$12,158	$12,158
Buildings and improvements, net of accumulated depreciation of $4,784 and $4,334, respectively	23,794	24,223
Cash	871	888
Unbilled rent receivable	858	859
Unamortized intangible lease assets, net	686	745
Escrow, deposits and other assets and receivables	1,060	1,204
Mortgages payable, net of unamortized deferred financing costs of $283 and $313, respectively	23,812	24,199
Accrued expenses and other liabilities	527	562
Unamortized intangible lease liabilities, net	558	591
Accumulated other comprehensive loss	175	(65)
Non-controlling interests in consolidated joint ventures	1,206	1,221

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2020 (Continued)

Note 6 – Variable Interest Entities, Contingent Liability and Consolidated Joint Ventures (Continued)

As of June 30, 2020 and December 31, 2019, MCB Real Estate, LLC and its affiliates (‘‘MCB’’) are the Company’s joint venture partner in three consolidated joint ventures in which the Company has aggregate equity investments of approximately $7,679,000 and $7,941,000, respectively.

Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and may not be pro rata to the equity interest each partner has in the applicable venture.

Note 7 – Investment in Unconsolidated Joint Ventures

As of June 30, 2020 and December 31, 2019, the Company participates in three and four unconsolidated joint ventures, respectively, each of which owns and operates one property; the Company’s equity investment in these ventures totaled $10,849,000 and $11,061,000, respectively. The Company recorded equity in loss of $10,000 and equity in earnings of $54,000 for the three and six months ended June 30, 2020 , respectively, and equity in earnings of $34,000 and equity in loss of $82,000 for the three and six months ended June 30, 2019, respectively.

In March 2020, an unconsolidated joint venture sold its property located in Savannah, Georgia for $819,000, net of closing costs. The Company’s 50% share of the gain from this sale was $121,000, which is included in Equity in earnings from sale of unconsolidated joint venture property on the consolidated statement of income for the six months ended June 30, 2020.

As of June 30, 2020 and December 31, 2019, MCB and the Company are partners in an unconsolidated joint venture in which the Company’s equity investment is approximately $8,862,000 and $8,834,000, respectively.

Note 8 – Debt Obligations

Mortgages Payable

The following table details the Mortgages payable, net, balances per the consolidated balance sheets (amounts in thousands):

	June 30,	December 31,
	2020	2019
Mortgages payable, gross	$448,692	$440,278
Unamortized deferred financing costs	(4,255)	(4,438)
Mortgages payable, net	$444,437	$435,840

Line of Credit

The Company has a credit facility with Manufacturers & Traders Trust Company, People’s United Bank, VNB New York, LLC, and Bank Leumi USA, pursuant to which it may borrow up to $100,000,000, subject to borrowing base requirements. The facility is available for the acquisition of commercial real estate, repayment of mortgage debt, and renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes will not exceed the lesser of $30,000,000 and 30% of the borrowing base subject to a cap of (i) $10,000,000 for operating expense purposes, which has been drawn down and (ii) $20,000,000 for renovation expenses. The facility, which matures December 31, 2022, provides for an interest rate equal to the one month LIBOR rate plus an applicable margin ranging from 175 basis points to 300 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility. The applicable margin was 200 basis points at June 30, 2020 and 2019. An unused facility fee of .25% per annum applies to the facility. The average interest rate on the facility was approximately 2.86% and 4.22% for the six months ended June 30, 2020 and 2019, respectively. The Company was in compliance with all covenants at June 30, 2020.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2020 (Continued)

Note 8 – Debt Obligations (Continued)

Effective as of July 8, 2020, the credit facility was amended to (i) increase, from $10,000,000 to $20,000,000, the amount the Company can borrow for operating expense purposes and (ii) decrease, from $20,000,000 to $10,000,000, the amount it can borrow for renovation purposes. These changes are effective through February 28, 2021, at which time the amount the Company can borrow for these purposes resets to the thresholds in effect prior to this amendment. To the extent that as of March 1, 2021 more than $10,000,000 is outstanding for operating expense purposes, such excess must be repaid immediately.

The following table details the Line of credit, net, balances per the consolidated balance sheets (amounts in thousands):

	June 30,	December 31,
	2020	2019
Line of credit, gross	$30,850	$11,450
Unamortized deferred financing costs	(516)	(619)
Line of credit, net	$30,334	$10,831

At August 3, 2020, there was an outstanding balance of $17,150,000 (before unamortized deferred financing costs) under the facility. The entire $20,000,000 is available for operating expense purposes.

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

In consideration for the Services, the Company paid Majestic $714,000 and $1,481,000 for the three and six months ended June 30, 2020, respectively, and $702,000 and $1,405,000 for the three and six months ended June 30, 2019, respectively. Included in these fees are $278,000 and $608,000 of property management costs for the three and six months ended June 30, 2020, respectively, and $322,000 and $646,000 for the three and six months ended June 30, 2019, respectively. The amounts paid for property management services is based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively. The Company does not pay Majestic with respect to properties managed by third parties. The Company also paid Majestic, pursuant to the compensation and services agreement, $69,000 and $138,000 in the three and six months ended June 30, 2020, respectively, and $54,000 and $108,000 in the three and six months ended June 30, 2019, respectively, for the Company’s share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies. The Company does not pay Majestic for any services except as described in this and the immediately preceding paragraph.

Executive officers and others providing services to the Company under the compensation and services agreement were awarded shares of restricted stock and restricted stock units (“RSUs”) under the Company’s stock incentive plans (described in Note 14). The related expense charged to the Company’s operations was $453,000 and $903,000 for the three and six months ended June 30, 2020, respectively, and $462,000 and $932,000 for the three and six months ended June 30, 2019, respectively.

The amounts paid under the compensation and services agreement (except for the property management costs which are included in Real estate expenses) and the costs of the stock incentive plans are included in General and administrative expense on the consolidated statements of income.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2020 (Continued)

Note 9 – Related Party Transactions (Continued)

Joint Venture Partners and Affiliates

The Company paid an aggregate of $16,000 and $36,000 for the three and six months ended June 30, 2020, respectively, and $20,000 and $41,000 for the three and six months ended June 30,2019, respectively, to its consolidated joint venture partners or their affiliates (none of whom are officers, directors or employees of the Company) for property management services, which are included in Real estate expenses on the consolidated statements of income.

The Company’s unconsolidated joint ventures paid management fees of $18,000 and $40,000 for the three and six months ended June 30, 2020, respectively, and $30,000 and $55,000 for the three and six months ended June 30, 2019, respectively, to the other partner of the venture, which reduced Equity in earnings on the consolidated statements of income by $9,000 and $20,000 for the three and six months ended June 30, 2020, respectively, and $15,000 and $28,000 for the three and six months ended June 30, 2019, respectively. Additionally, during the three and six months ended June 30, 2020, an unconsolidated joint venture of the Company paid a leasing commission and development fee totaling $75,000 to the other partner of the venture, which was included in Investment in unconsolidated joint ventures on the consolidated balance sheet as of June 30, 2020.

Other

During 2020 and 2019, the Company paid quarterly fees of $74,500 and $72,400, respectively, to the Company’s chairman, and $29,800 and $28,900, respectively, to the Company’s vice-chairman. These fees are included in General and administrative expenses on the consolidated statements of income.

The Company obtains its property insurance in conjunction with Gould Investors L.P. (“Gould Investors”), a related party, and reimburses Gould Investors annually for the Company’s insurance cost relating to its properties. Included in Real estate expenses on the consolidated statements of income is insurance expense of $245,000 and $490,000 for the three and six months ended June 30, 2020, respectively, and $222,000 and $447,000 for the three and six months ended June 30, 2019, respectively, of amounts reimbursed to Gould Investors in prior periods.

Note 10 – Common Stock Dividend

On June 10, 2020, the Board of Directors declared a quarterly dividend on the Company’s common stock of $.45 per share payable on July 31, 2020 to stockholders of record on June 22, 2020. Stockholders were entitled to elect whether the dividend payable to them would be paid in cash or shares of the Company’s common stock, provided that, with certain exceptions, 50% of the aggregate dividend to be paid would be paid in each of cash and shares of common stock. The dividend totaled approximately $9,068,000, of which $4,537,000 was paid in cash and the balance was paid by the issuance of 263,229 shares of common stock, valued at approximately $17.22 per share. Earnings per share amounts for the three and six months ended June 30, 2020 reflect the portion of the dividend paid by the issuance of stock (see Note 13). The number of shares issued and outstanding as presented on the balance sheet at June 30, 2020 would have been 19,714,000, taking into account the 263,229 shares issued on July 31, 2020.

Note 11 – Shares Issued through the At-the-Market Equity Offering Program

During the three months ended June 30, 2019, the Company sold 143,120 shares for proceeds of $4,308,000, net of commissions of $44,000, and incurred offering costs of $33,000 for professional fees. During the six months ended June 30, 2019, the Company sold 180,120 shares for proceeds of $5,392,000, net of commissions of $54,000, and incurred offering costs of $78,000 for professional fees. No shares were sold by the Company during the six months ended June 30, 2020.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2020 (Continued)

Note 12 – Dividend Reinvestment Plan

On June 10, 2020, the Company temporarily suspended the dividend reinvestment feature of its Dividend Reinvestment Plan (the “DRP”). The DRP, among other things, had provided stockholders with the opportunity to reinvest all, or a portion of, their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount of up to 5% from the market price. The discount was determined at the Company’s sole discretion and had been offered at a 5% discount from market. Under the DRP, the Company issued 70,000 and 77,000 shares of common stock during the three and six months ended June 30, 2020, respectively, and 59,000 and 111,000 shares of common stock during the three and six months ended June 30, 2019, respectively.

Note 13 – Earnings Per Common Share

Basic earnings per share was determined by dividing net income allocable to common stockholders for each year by the weighted average number of shares of common stock outstanding during the applicable year. Net income is also allocated to the unvested restricted stock outstanding during each year, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. As of June 30, 2020, the shares of common stock underlying the RSUs awarded under the 2019 and 2016 Incentive Plans, respectively, (see Note 14) are excluded from the basic earnings per share calculation, as these units are not participating securities.

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

The following table identifies the number of shares of common stock underlying the RSUs that are included in determining the diluted weighted average number of shares of common stock:

Three and Six Months Ended June 30, 2020 (a)(b):
	Total Number of	Return on	Stockholder		Shares
Date of Award	Underlying Shares (c)(d)	Capital Metric	Return Metric	Total	Excluded (e)
September 26, 2017 (b)	76,250	24,343	—	24,343	51,907
July 1, 2018	73,750	17,967	—	17,967	55,783
July 1, 2019	75,026	7,262	—	7,262	67,764
Totals	225,026	49,572	—	49,572	175,454

Three and Six Months Ended June 30, 2019 (f):
	Total Number of	Return on	Stockholder		Shares
Date of Award	Underlying Shares (c)	Capital Metric	Return Metric	Total	Excluded (e)
September 26, 2017 (b)	76,250	32,824	38,125	70,949	5,301
July 1, 2018	76,250	29,771	38,125	67,896	8,354
Totals	152,500	62,595	76,250	138,845	13,655
(a)	Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is June 30, 2020.
(b)	With respect to the RSUs awarded September 26, 2017, 24,343 shares were deemed to have vested and 51,907 shares were forfeited on June 30, 2020; these shares were issued in August 2020 (see Note 14).
(c)	The RSUs awarded in 2018 and 2019 vest, subject to satisfaction of the applicable market and/or performance conditions, on June 30, 2021 and 2022, respectively (see Note 14).
(d)	As of June 30, 2020, 2,500 shares of the 2018 award and 2,750 shares of the 2019 award were forfeited.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2020 (Continued)

Note 13 – Earnings Per Common Share (Continued)

(e)	Excluded as the applicable conditions had not been met for these shares at the respective measurement dates.
(f)	Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is June 30, 2019.

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator for basic and diluted earnings per share:
Net income	$2,285	$4,558	$10,116	$8,569
Less net income attributable to non-controlling interests	(1)	(446)	(6)	(486)
Less earnings allocated to unvested restricted stock (a)	(316)	(310)	(632)	(620)
Net income available for common stockholders: basic and diluted	$1,968	$3,802	$9,478	$7,463
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	19,445	19,023	19,403	18,959
Weighted average number of common shares issued through stock dividend	60	—	30	—
Effect of dilutive securities:
RSUs	—	106	—	101
Denominator for diluted earnings per share:
Weighted average number of shares	19,505	19,129	19,433	19,060

Earnings per common share, basic	$.10	$.20	$.49	$.39
Earnings per common share, diluted	$.10	$.20	$.49	$.39
a)	Represents an allocation of distributed earnings to unvested restricted stock that, as participating securities, are entitled to receive dividends.

Note 14 – Stock Based Compensation

The Company’s 2019 Incentive Plan (‘‘Plan’’), approved by the Company’s stockholders in June 2019, permits the Company to grant, among other things, stock options, restricted stock, RSUs, performance share awards and dividend equivalent rights and any one or more of the foregoing to its employees, officers, directors and consultants. A maximum of 750,000 shares of the Company’s common stock is authorized for issuance pursuant to this Plan. As of June 30, 2020, an aggregate of 224,576 shares subject to awards in the form of restricted stock (149,550 shares) and RSUs (75,026 shares) are outstanding under the Plan.

Under the Company’s 2016 and 2012 equity incentive plans (collectively, the “Prior Plans”), as of June 30, 2020, (i) an aggregate of 625,875 shares in the form of restricted stock (552,125 shares) and RSUs (73,750 shares) are outstanding and have not yet vested, and (ii) with respect to 76,250 shares of common stock underlying RSUs that had been granted in 2017, 24,343 shares were deemed to have vested as of June 30, 2020, but had not been issued. In August 2020, the Compensation Committee determined that the performance metrics with respect to the 24,343 shares of common stock issuable pursuant to the restricted stock units had been satisfied – accordingly these shares were issued and RSUs with respect to the 51,907 share balance were forfeited. No additional awards may be granted under the Prior Plans.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2020 (Continued)

Note 14 – Stock Based Compensation (Continued)

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

During the third quarter of each of 2020, 2019 and 2018, the Company granted RSUs exchangeable for up to 75,026, 77,776, and 76,250 shares, respectively, of common stock upon satisfaction, through June 30, 2023, June 30, 2022 and June 30, 2021, respectively, of specified conditions.  Specifically, up to 50% of these RSUs vest upon achievement of metrics related to average annual total stockholder return (the “TSR Awards”), which metrics meet the definition of a market condition, and up to 50% vest upon achievement of metrics related to average annual return on capital (the “ROC Awards”), which metrics meet the definition of a performance condition.  The holders of the RSUs are not entitled to dividends or to vote the underlying shares until such RSUs vest and shares are issued.  Accordingly, the shares underlying these RSUs are not included in the shares shown as outstanding on the balance sheet. For the TSR Awards, a third party appraiser prepared a Monte Carlo simulation pricing model to determine the fair value, which is recognized ratably over the service period. For the ROC Awards, the fair value is based on the market value on the date of grant and the performance assumptions are re-evaluated quarterly. The Company does not recognize expense on ROC Awards which it does not expect to vest. During 2019, RSUs exchangeable in 2021 and 2022 for an aggregate of 5,250 shares were forfeited.

As of June 30, 2020, based on performance and market assumptions, the fair value of the RSUs granted in 2019 and 2018 is $986,000 and $918,000, respectively. Recognition of such deferred compensation expense will be charged to General and administrative expense over the respective three-year performance cycle. None of the RSUs were forfeited or vested during the six months ended June 30, 2020.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2020 (Continued)

Note 14 – Stock Based Compensation (Continued)

The following is a summary of the activity of the equity incentive plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Restricted stock grants:
Number of shares	—	—	149,550	150,050
Average per share grant price	—	—	$28.10	$25.70
Deferred compensation to be recognized over vesting period	—	—	$4,202,000	$3,856,000

Number of non-vested shares:
Non-vested beginning of period	701,675	689,150	674,250	651,250
Grants	—	—	149,550	150,050
Vested during period	—	—	(122,125)	(112,150)
Forfeitures	—	—	—	—
Non-vested end of period	701,675	689,150	701,675	689,150

RSU grants:
Number of underlying shares	—	—	—	—
Average per share grant price	—	—	—	—
Deferred compensation to be recognized over vesting period	—	—	—	—

Number of non-vested shares:
Non-vested beginning of period	225,026	152,500	225,026	152,500
Grants	—	—	—	—
Vested during period	(24,343)	—	(24,343)	—
Forfeitures	(51,907)	—	(51,907)	—
Non-vested end of period	148,776	152,500	148,776	152,500

Restricted stock and RSU grants:
Weighted average per share value of non-vested shares (based on grant price)	$25.65	$24.60	$25.65	$24.60
Value of stock vested during the period (based on grant price)	$585,000	$—	$3,589,000	$2,304,000
Weighted average per share value of shares forfeited during the period (based on grant price)	$24.03	$—	$24.03	$—

The total charge to operations:
Outstanding restricted stock grants	$884,000	$843,000	$1,759,000	$1,686,000
Outstanding RSUs	445,000	95,000	546,000	206,000
Total charge to operations	$1,329,000	$938,000	$2,305,000	$1,892,000

As of June 30, 2020, total compensation costs of $9,583,000 and $963,000 related to non-vested restricted stock awards and RSUs, respectively, have not yet been recognized. These compensation costs will be charged to General and administrative expense over the remaining respective vesting periods. The weighted average remaining vesting period is 2.6 years for the restricted stock and 1.5 years for the RSUs.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2020 (Continued)

Note 15 – Fair Value Measurements

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

At June 30, 2020, the $472,592,000 estimated fair value of the Company’s mortgages payable is greater than their $448,692,000 carrying value (before unamortized deferred financing costs) by approximately $23,900,000 assuming a blended market interest rate of 3.25% based on 7.6 year weighted average remaining term to maturity of the mortgages.

At December 31, 2019, the $454,039,000 estimated fair value of the Company’s mortgages payable is greater than their $440,278,000 carrying value (before unamortized deferred financing costs) by approximately $13,761,000 assuming a blended market interest rate of 3.72% based on the 8.1 year weighted average remaining term to maturity of the mortgages.

At June 30, 2020 and December 31, 2019, the carrying amount of the Company’s line of credit (before unamortized deferred financing costs) of $30,850,000 and $11,450,000, respectively, approximates its fair value.

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

Fair Value on a Recurring Basis

As of June 30, 2020, the Company had in effect 24 interest rate derivatives, all of which were interest rate swaps, related to 24 outstanding mortgage loans with an aggregate $94,633,000 notional amount maturing between 2021 and 2028 (weighted average remaining term to maturity of 4.7 years). The Company’s objective in using interest rate swaps is to add stability to interest expense. These interest rate swaps, all of which were designated as cash flow hedges, converted LIBOR based variable rate mortgages to fixed annual rate mortgages (with interest rates ranging from 3.02% to 5.16% and a weighted average interest rate of 3.93% at June 30, 2020). The Company does not use derivatives for trading or speculative purposes.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2020 (Continued)

Note 15 – Fair Value Measurements (Continued)

The fair value of the Company’s derivative financial instruments, was determined to be the following (amounts in thousands):

		Carrying and	Balance Sheet
Interest rate swaps	As of	Fair Value	Classification
Financial assets	June 30, 2020	$—	Other assets
	December 31, 2019	87
Financial liabilities
	June 30, 2020	$6,788	Other liabilities
	December 31, 2019	1,715

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty. As of June 30, 2020, the Company has assessed and determined the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company determined its derivative valuation is classified in Level 2 of the fair value hierarchy. The Company does not own any financial instruments that are classified as Level 1 or 3.

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Amount of loss recognized on derivatives in other comprehensive (loss) income	$(713)	$(2,477)	$(5,641)	$(3,962)
Amount of reclassification from Accumulated other comprehensive (loss) income into Interest expense	(1,142)	41	(1,252)	133

On July 1, 2020, in connection with the sale of a property located in Knoxville, Tennessee, the Company paid off the mortgage and terminated the related interest rate swap. In June 2020, the Company discontinued hedge accounting on this interest rate swap as the hedged forecasted transaction became probable not to occur. As a result, during the six months ended June 30, 2020, the Company accelerated the reclassification of $775,000 from accumulated other comprehensive loss to interest expense which is recorded as Prepayment costs on debt in the consolidated statements of income.

During the six months ended June 30, 2019, the Company discontinued hedge accounting on an interest rate swap as the forecasted hedged transaction became probable not to occur. As a result, during the six months ended June 30, 2019, the Company accelerated the reclassification of $41,000 from accumulated other comprehensive loss to interest expense which is recorded as Prepayment costs on debt in the consolidated statements of income.

No gain or loss was recognized with respect to amounts excluded from effectiveness testing on the Company’s cash flow hedges for the three and six months ended June 30, 2020 and 2019. During the twelve months ending June 30, 2021, the Company estimates an additional $1,633,000 will be reclassified from Accumulated other comprehensive loss as an increase to Interest expense.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2020 (Continued)

Note 15 – Fair Value Measurements (Continued)

The derivative agreements in effect at June 30, 2020 provide that if the wholly-owned subsidiary of the Company which is a party to such agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, if the subsidiary defaults, the Company could be held liable for swap breakage losses, if any, resulting from the early termination of the derivative.

As of June 30, 2020 and December 31, 2019, the fair value of the derivatives in a liability position, including accrued interest of $130,000 and $27,000, respectively, but excluding any adjustments for non-performance risk, was approximately $7,223,000 and $1,832,000, respectively. In the event the Company had breached the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $7,223,000 and $1,832,000 as of June 30, 2020 and December 31, 2019, respectively. This termination liability value, net of adjustments for non-performance risk of $305,000 and $90,000, is included in Accrued expenses and other liabilities on the consolidated balance sheet at June 30, 2020 and December 31, 2019, respectively.

Note 16 – New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the six months ended June 30, 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company may apply other elections, as applicable, as additional changes in the market occur. The Company continues to evaluate the new guidance, to determine if, and to the extent, it will impact the Company’s consolidated financial statements.

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

Note 17 – Subsequent Events

Subsequent events have been evaluated and except as disclosed herein and below, there were no other events relative to the consolidated financial statements that require additional disclosure.

Change in Authorized Capital

On July 8, 2020, the Company filed an amended and restated charter with the Maryland State Department of Assessments and Taxation, which, among other things, increased the number of shares of common stock the Company is authorized to issue from 25,000,000 shares to 50,000,000 shares.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by us, contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “could,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions or variations thereof and include, without limitations, statements regarding our future estimated rental income, funds from operations, adjusted funds from operations and our dividend. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or achievements.

Currently, one of the most significant risks, uncertainties and factors is the adverse effect of the current pandemic of the novel coronavirus, or COVID-19, and the various governmental responses thereto, on our and our tenants’ financial condition, results of operations, cash flows and performance, and the pandemic’s impact on the real estate market, global economy and financial markets. The extent to which COVID-19 impacts us, our tenants and the economy generally will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth in the other reports we file with the Securities and Exchange Commission (the “SEC”), as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. Additional uncertainties, risks and factors which may cause actual results to differ materially from current expectations include, but are not limited to:

●	the financial failure of, or other default in payment by, tenants under their leases and the potential resulting vacancies;
●	adverse changes and disruption in the retail sector, which could impact our tenants’ ability to pay rent and expense reimbursement;
●	our ability to renew or re-lease space as leases expire;
●	limitations in our tenants’ leases on real estate tax, insurance and operating cost reimbursement obligations;
●	loss or bankruptcy of one or more of our tenants, and bankruptcy laws that may limit our remedies if a tenant becomes bankrupt and rejects its lease;
●	our ability to pay dividends;
●	changes in governmental laws and regulations relating to real estate and related investments;
●	limitations on our ability to exercise legal remedies due to court closures and/or moratoriums on the exercise of certain type of remedies or activities;
●	the level and volatility of interest rates;
●	general economic and business conditions, including those currently affecting our nation’s economy and real estate markets;
●	general and local real estate conditions, including any changes in the value of our real estate;
●	compliance with credit facility covenants;

●	the availability of, and costs associated with, sources of capital and liquidity;
●	competition in our industry; and
●	the other risks uncertainties and factors described in the reports and documents we file with the SEC including the risks, uncertainties and factors described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and in the other reports we file with the SEC.

In light of the factors referred to above, the future events discussed or incorporated by reference in this report and other documents we file with the SEC may not occur, and actual results, performance or achievements could differ materially from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not rely on any forward-looking statements.

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

The following is intended to provide certain information regarding the impact of the pandemic and governmental responses on our business and management's efforts to respond to those impacts. As a result of the rapid development, fluidity and uncertainty surrounding this situation, we expect that the statistical and other information will change, perhaps significantly, going forward and may not be indicative of the actual impact of the pandemic on our business, operations, cash flows and financial condition for the third quarter of 2020 and the future. See Note 3 to our consolidated financial statements for information regarding the accounting treatment afforded to abatement and deferral of rental payments.

As of August 5, 2020 (unless otherwise indicated):

●	the rent abatements we have agreed to reduced, for the three months ended June 30, 2020, and we estimate will reduce, for the six months ending December 31, 2020, rental income by $967,000 and $223,000, respectively. In several cases, we linked a rent abatement to a lease extension at a property which, because of the effect of “straight-line rent”, partially offset the loss of rental income due to the abatement. After giving effect to the abatements and lease extensions, the net reduction in rental income for the three months ended June 30, 2020 and the six months ending December 31, 2020 were, and we estimate will be, $406,000 and $23,000, respectively. We may grant, as circumstances require, rent abatements in addition to those described in this report;

●	for the (i) three months ended June 30, 2020, we deferred for 35 tenants at 44 properties the payment of an aggregate of approximately $3.1 million, or 17.3%, of the base rent (but not tenant reimbursement obligations, which are not deferred) otherwise payable during such quarter (including $280,000 payable by three tenants which, as described in the following paragraph, filed for bankruptcy protection) and (ii) six months ending December 31, 2020, agreed to defer $157,000 of base rent payable during such period. Of this aggregate $3.3 million of deferred rent, $1.6 million, or 49.9%, is payable by four tenants. Approximately $423,000, $2.7 million and $145,000 of the deferred payments are to be paid to us in 2020, 2021 and 2022, respectively. These deferrals do not affect our net income, FFO or AFFO, but in the short-term they result in a reduction of cash available for operations and dividends. We may grant, as circumstances require, rent deferrals in addition to those described in this report;
●	four tenants (NPC International (or its affiliate), a Wendy’s franchisee that, among other things, operates more than 385 Wendy’s restaurants, CEC Entertainment, Inc., the operator of Chuck E Cheese restaurants, Tuesday Morning Corporation (or its affiliate), a Nasdaq listed retailer specializing in home products and Men’s Wearhouse, a subsidiary of Tailored Brands, a NYSE listed specialty retailer of menswear), leasing an aggregate of ten properties located in Pennsylvania, Indiana, Texas and California filed for bankruptcy protection in May through early August. The base rent payable by these tenants during the six months ending December 31, 2020, without giving effect to the bankruptcy proceedings, is approximately $1.1 million. At June 30, 2020, the mortgage debt (excluding the mortgage debt at a multi-tenant property at which the bankrupt tenant accounts for less than 14% of the square footage leased at such property), unbilled rent receivable, intangible lease liabilities and intangible lease assets at these properties aggregated approximately $4.1 million, $1.1 million, $2.1 million and $788,000, respectively. Though we believe that these tenants intend to continue operating at such properties, no assurance can be given in this regard, and if such operations do not continue, we estimate that the carrying costs for these properties for the six months ending December 31, 2020 will be approximately $444,000, including debt service of $174,000;
●	with respect to our unconsolidated properties, (i) the abatements we agreed to, and anticipate agreeing to, will result in a reduction of $165,000 of rental income to us during the nine months ending December 31, 2020, of which approximately $83,000 will be offset by lease extensions and the effect of “straight- line rent” and (ii) we agreed to defer the payment to us of $52,000 of rent due from the second through fourth quarter of 2020, most of which is to be paid in 2021;
●	during the second quarter, we collected $14.0 million of rents due during the quarter – this represents 77.1% and 97.2%, respectively, of the rents due during such period, before and after giving effect to rent deferrals and abatements;
●	we collected $5.6 million of the base rents payable for July 2020; this represents 92.7% and 96.6%, respectively, of the base rent due for such month, before and after giving effect to rent deferrals and abatements;
●	during July, we collected (i) from industrial tenants, 98.9% and 99.8%, respectively, of the base rent payable in July, before and after giving effect to rent deferrals and abatements, and (ii) from all other tenants, 85.7% and 92.7%, respectively, of the base rent payable in July, before and after giving effect to rent deferrals and abatements; and
●	as of August 3, 2020, our occupancy rate was 96.9%.

We anticipate that over the next several months, if not longer, the pandemic and the responses thereto will have a negative impact on our results of operations and cash flows and may have a negative impact on our financial condition. In the longer term, the COVID-19 pandemic, or any future pandemic, and such responses could present further challenges due, among other things, to:

●	reduced economic activity that may severely impact our tenants' businesses, financial condition and liquidity and may cause certain of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications or additional modifications of such obligations and/or terminate their leases early or not renew, any of which would result in a reduction of our revenues and cash flow without a commensurate reduction in our related expenses, and potentially result in an impairment in the value of our tangible and intangible assets;
●	difficulty in accessing the capital and lending markets (or a significant increase in the costs of doing so), which may affect our access to capital necessary to grow our business and/or fund our operations;

●	a slowdown in our efforts to acquire or dispose of properties; and
●	an acceleration of the transformation of the retail industry towards a greater emphasis on e-commerce and a reduced emphasis on traditional “bricks and mortar” retail, which would adversely affect our long-term prospects.

We have taken various measures to maintain the strength of our business and manage the impact of the pandemic on our operations and liquidity and capital resource position, including the following:

●	To enhance our liquidity position and maintain financial flexibility,
i.	we paid approximately 50% of the $9 million dividend payment declared in June 2020 through the issuance of 263,229 shares of common stock – our board of directors will continue to evaluate, on a quarterly basis, the amount and nature (i.e., cash or stock) of future dividend payments, if any, based on its assessment of, among other things, our short and long- term cash and liquidity requirements, prospects, debt maturities, projections of our REIT taxable income, net income, funds from operations, adjusted funds from operations and the dividend policies of our peers, and
ii.	in July 2020, our lenders amended our credit facility to increase from $10.0 million to $20.0 million, through February 28, 2021, the amount we can borrow for operating expense purposes – as of August 3, 2020, $64.6 million is available under the facility, of which $20.0 million is available for operating expense purposes. See “ – Liquidity and Capital Resources – Credit Facility.”

We are carefully monitoring and managing our mortgage maturities. No mortgage debt is scheduled to mature in 2020, and $8.5 million of mortgage debt is scheduled to mature in 2021. Generally, we and our mortgage lenders have modified our debt service obligations so that these obligations do not exceed the amounts we are contractually entitled to receive from tenants pursuant to our leases, after giving effect to rent abatements or deferrals. Through August 3, 2020, mortgage lenders have agreed to defer payment of an estimated $1.8 million of debt service (including the debt service at an unconsolidated joint venture property of which our 50% share is $248,000), of which approximately 12% will be payable in 2021 and 75% is deferred until the maturity of such debt.

We continue to monitor carefully compliance with the terms and conditions of our credit facility and are in continual contact with our lenders. While we currently believe we will continue to be in compliance with the facility’s financial covenants, if, among other things, tenants contributing certain levels of base rent terminate their leases, seek bankruptcy protection or obtain rent concessions, we may not continue to comply with the terms thereof. See “ – Liquidity and Capital Resources – Credit Facility.”

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

We acquire, own and manage a geographically diversified portfolio consisting primarily of industrial, retail (including furniture stores and supermarkets), restaurant, health and fitness and theater properties, many of which are subject to long-term net leases. As of June 30, 2020, we own 126 properties (including four properties owned by consolidated joint ventures and three properties owned by unconsolidated joint ventures) located in 31 states. Based on square footage, our occupancy rate at June 30, 2020 is approximately 96.9%.

In addition to the challenges presented by the COVID-19 pandemic, we face a variety of risks and challenges in our business. Among other things, we face the possibility that we will not be able to acquire accretive properties on acceptable terms, lease our properties on terms favorable to us or at all, our tenants may be unable to pay their rental and other obligations and we may be unable to renew or relet, on acceptable terms, leases that are expiring or otherwise terminating. See “- Challenges and Uncertainties Resulting from the COVID-19 Pandemic”.

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

We are sensitive to the risks facing the retail industry as a result of the growth of e-commerce. Over the past several years, we have been addressing our exposure to the retail industry by acquiring industrial properties, including industrial properties that we believe capitalize on e-commerce activities, such as e-commerce distribution and warehousing facilities, and disposing of retail properties which we did not think advantageous to hold for the long-term. Approximately 51.7% of our contractual base rent (as described below) is derived from industrial properties and 32.2%, 5.0%, 4.3%, 3.1%, and 3.7% from retail, restaurant, health and fitness, theaters and other properties, respectively.

Our 2020 contractual base rent is approximately $74.3 million and represents, after giving effect to any abatements, concessions, deferrals or adjustments in effect as of June 30, 2020, the base rent payable to us during the twelve months ending June 30, 2021 under leases in effect at June 30, 2020, including approximately $2.2 million from the four tenants that have sought bankruptcy protection and $1.0 million of estimated variable lease payments from the Vue Apartments. Excluded from contractual base rent is an aggregate of $3.8 million comprised of: (i) our share of the rental income payable to our unconsolidated joint ventures, which is approximately $1.7 million, (ii) approximately $1.2 million of contractual base rent from a property in Knoxville, Tennessee which the Company sold on July 1, 2020 and (iii) approximately $196,000 of straight-line rent and $713,000 of amortization of intangibles.

The following table sets forth scheduled expirations of leases for our properties as of June 30, 2020 for the periods indicated below:

				Percentage of
	Number	Approximate		Contractual
Lease Expiration (1)	of	Square	Contractual	Base Rent
12 Months Ending	Expiring	Footage Subject to	Base Rent Under	Represented by
June 30,	Leases	Expiring Leases (2)	Expiring Leases	Expiring Leases
2021	11	207,197	$985,066	1.3
2022	22	1,329,687	8,278,996	11.1
2023	16	1,411,258	10,331,497	13.9
2024	23	1,248,150	9,004,828	12.1
2025	18	679,674	6,267,371	8.4
2026	10	306,440	4,296,794	5.8
2027	9	436,068	3,215,015	4.3
2028	11	1,437,944	7,691,363	10.3
2029	10	1,110,590	5,460,812	7.3
2030	5	217,707	3,904,618	5.3
2031 and thereafter	24	1,812,829	14,878,575	20.2
	159	10,197,544	$74,314,935	100.0
(1)	Lease expirations assume tenants do not exercise existing renewal or termination options.
(2)	Excludes an aggregate of 186,949 square feet of vacant space.

Sale of Property Subsequent to June 30, 2020

On July 1, 2020, we sold a retail property located in Knoxville, Tennessee, for a sales price of $18.0 million, of which $8.5 million was used to repay the mortgage debt associated with the property, $8.7 million was used to pay down a portion of our credit facility operating expense loan of $10.0 million, and $829,000 was used to pay the expense associated with the termination of the related interest rate swap. We anticipate that in the third quarter of 2020, we will recognize a $10.3 million gain from this sale, before giving effect to the swap termination fee, of which $775,000 was recognized, and $54,000 will be recognized, in the second and third quarter of 2020, respectively.

Results of Operations

Rental income, net

The following table compares Rental income, net, for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
(Dollars in thousands)	2020	2019	(Decrease)	% Change	2020	2019	(Decrease)	% Change
Rental income, net	$20,861	$20,719	$142.7		$42,100	$41,874	$226.5

The following table details the components of rental income, net, for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
(Dollars in thousands)	2020	2019	(Decrease)	% Change	2020	2019	(Decrease)	% Change
Acquisitions (a)	$1,596	$137	$1,459	1,065.0	$2,952	$137	$2,815	2,054.7
Dispositions (b)	—	810	(810)	(100.0)	55	1,975	(1,920)	(97.2)
Same store (c)	19,265	19,772	(507)	(2.6)	39,093	39,762	(669)	(1.7)
Rental income, net	$20,861	$20,719	$142.7		$42,100	$41,874	$226	0.5
(a)	The 2020 column represents rental income from properties acquired since April 1, 2019;

there were no properties acquired during the three months ended March 31, 2019.

(b)	The 2020 column represents rental income from a property sold during the six months ended June 30, 2020;

the 2019 column represents rental income from properties sold since January 1, 2019.

(c)	Represents rental income from properties that were owned for the entirety of the periods presented.

Changes due to acquisitions and dispositions

The three and six months ended June 30, 2020 reflect increases of (i) $968,000 and $2.1 million, respectively, generated by eight properties acquired in 2019, and (ii) $491,000 and $695,000, respectively, generated by two properties acquired in 2020. Offsetting these increases were decreases of $810,000 and $1.9 million, respectively, for the three and six months ended June 30, 2020, primarily due to the inclusion, in the 2019 periods, of rental income from properties sold during 2020 and 2019.

Changes at same store properties

The changes in same store rental income during the three and six months ended June 30, 2020 are primarily due to (i) a decrease of $967,000 due to COVID-19 rent abatements, (ii) the inclusion in the three and six months ended June 30, 2019 of $139,000 and $281,000, respectively, of rent income from our Philadelphia, Pennsylvania property which has been vacant since December 2019, and (iii) net decreases of $85,000 and $242,000, respectively, of tenant reimbursements which generally relate to real estate taxes and operating expenses incurred in the same period. These decreases were offset during the three and six months ended June 30, 2020 by increases in rent income of $684,000 and $821,000, respectively, of which $561,000 and $561,000, respectively, is due to increased straight-line rental income due to lease extensions at several properties at which tenants were provided rent abatements and an increase of $63,000 and $126,000, respectively, in variable rent at the Vue Apartments.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
(Dollars in thousands)	2020	2019	(Decrease)	% Change	2020	2019	(Decrease)	% Change
Operating expenses:
Depreciation and amortization	$5,804	$5,440	$364	6.7	$11,478	$10,787	$691	6.4
General and administrative	3,454	3,005	449	14.9	6,788	6,176	612	9.9
Real estate expenses	3,305	3,511	(206)	(5.9)	6,647	6,852	(205)	(3.0)
State taxes	70	108	(38)	(35.2)	152	187	(35)	(18.7)
Total operating expenses	$12,633	$12,064	$569	4.7	$25,065	$24,002	$1,063	4.4

Depreciation and amortization. The increases in the three and six months ended June 30, 2020 are due primarily to the inclusion of $610,000 and $1.2 million, respectively, of such expense from the properties acquired in 2020 and 2019, including $270,000 and $398,000 respectively, from properties acquired in 2020. These increases in the three and six months ended June 30, 2020, were offset by the inclusion, in the corresponding periods in 2019 of (i) $182,000 and $363,000, respectively, from the properties sold since January 1, 2019, and (ii) amortization of $78,000 and $162,000, respectively, of tenant origination costs at several properties that prior to June 30, 2020, were fully amortized in connection with lease expirations.

General and administrative. Contributing to the increases in the three and six months ended June 30, 2020 are (i) $350,000 and $340,000, respectively, in non-cash compensation expense related to RSUs (due to updated projections of the achievability of performance metrics and the inclusion of the units awarded in 2019), and (ii) $93,000 and $242,000, respectively, in compensation expense payable to our full and part-time personnel, primarily due to higher levels of compensation (including increased payments pursuant to our compensation and services agreement).

Real estate expenses. The decreases in the three and six months ended June 30, 2020 are due to decreases of $268,000 and $409,000, respectively, related to properties sold since January 1, 2019 and $115,000 and $191,000, respectively, at same store properties primarily due to decreased snow removal expense and repairs. These decreases were offset by increases of $178,000 and $395,000 from properties acquired since January 2019.

Gain on sale of real estate, net.

The following table compares gain on sale of real estate, net for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Increase	%			Increase	%
(Dollars in thousands)	2020	2019	(Decrease)	Change	2020	2019	(Decrease)	Change
Gain on sale of real estate, net	—	$1,099	$(1,099)	(100.0)	$4,252	$1,099	$3,153	286.9

The gain in the six months ended June 30, 2020 was realized from the sale of our Onalaska, Wisconsin property. The gain in the three and six months ended June 30, 2019 was realized from the sale of our Clemmons, North Carolina property, before giving effect to the non-controlling interest’s $422,000 share of the gain.

Other Income and Expenses

The following table compares our other income and expenses for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
(Dollars in thousands)	2020	2019	(Decrease)	Change	2020	2019	(Decrease)	Change
Other income and expenses:
Equity in (loss) earnings of unconsolidated joint ventures	$(10)	$34	$(44)	(129.4)	$54	$(82)	$136	165.9
Equity in earnings from sale of unconsolidated joint venture property	—	—	—	—	121	—	121	n/a
Prepayment costs on debt	(775)	(41)	734	1,790.2	(1,065)	(41)	1,024	2,497.6
Other income	5	6	(1)	(16.7)	9	10	(1)	(10.0)
Interest:
Expense	(4,947)	(4,940)	7.1		(9,831)	(9,802)	29.3
Amortization and write‑off of deferred financing costs	(216)	(255)	(39)	(15.3)	(459)	(487)	(28)	(5.7)

Equity in (loss) earnings of unconsolidated joint ventures. The six months ended June 30, 2019 included, with respect to a multi-tenant retail property in Manahawkin, New Jersey (the “Manahawkin Property”), receivable write-offs of $116,000. The three and six months ended June 30, 2020 include $70,000 of rent abatements resulting from the COVID-19 pandemic.

Equity in earnings from sale of unconsolidated joint venture property. The six months ended June 30, 2020 include a $121,000 gain from the sale of the Savannah, Georgia property. There was no corresponding gain during the six months ended June 30, 2019.

Prepayment costs on debt. The three and six months ended June 30, 2020 include costs incurred in connection with the July 2020 sale of the Knoxville, Tennessee property and the six months ended June 30, 2020 include costs incurred in connection with the sale of the Onalaska, Wisconsin property. The three and six months ended June 30, 2019 include costs incurred in connection with the sale of the Clemmons, North Carolina property.

Interest expense. The following table details the components of interest expense for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
(Dollars in thousands)	2020	2019	(Decrease)	Change	2020	2019	(Decrease)	Change
Interest expense:
Credit line interest	$217	$189	$28	14.8	$457	$479	$(22)	(4.6)
Mortgage interest	4,730	4,751	(21)	(.4)	9,374	9,323	51.5
Total	$4,947	$4,940	$7.1		$9,831	$9,802	$29.3

Credit line interest

The following table reflects the average interest rate on the average principal amount of outstanding credit line debt for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
(Dollars in thousands)	2020	2019	(Decrease)	Change	2020	2019	(Decrease)	Change
Average interest rate on credit line debt	2.27%	4.19%	(1.92)%	(45.8)	2.86%	4.22%	(1.36)%	(32.2)
Average principal amount outstanding on credit line debt	$30,850	$12,660	$18,190	143.7	$27,493	$17,815	$9,678	54.3

Mortgage interest

The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
(Dollars in thousands)	2020	2019	(Decrease)	Change	2020	2019	(Decrease)	Change
Average interest rate on mortgage debt	4.20%	4.31%	(0.11)%	(2.6)	4.20%	4.29%	(0.09)%	(2.1)
Average principal amount of mortgage debt	$450,204	$441,425	$8,779	2.0	$445,897	$434,389	$11,508	2.6

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuances of our equity securities and property sales. Our available liquidity at August 3, 2020, was $74.6 million, including $10.0 million of cash and cash equivalents (including the credit facility’s required $3.0 million average deposit maintenance balance) and $64.6 million available under our credit facility. The facility is currently available for the acquisition of commercial real estate, repayment of mortgage debt, and $10.0 million for renovation expenses and $20.0 million for operating expenses.

Liquidity and Financing

We expect to meet our operating cash requirements (including debt service) principally from cash flow from operations, our available cash and cash equivalents and, to the extent permitted, our credit facility. We and our joint venture partner are also re-developing the Manahawkin Property - we estimate that our share of the capital expenditures required in connection with such re-development will be approximately $15.0 million. We are evaluating various sources of funding for such expenditures including borrowings under our credit facility.

At June 30, 2020, excluding the mortgage debt of our unconsolidated joint venture, we had 75 outstanding mortgages payable secured by 92 properties in the aggregate principal amount of $448.7 million (before netting unamortized deferred financing costs of $4.3 million). These mortgages represent first liens on individual real estate investments with an aggregate carrying value of $719.9 million, before accumulated depreciation of $112.9 million. After giving effect to interest rate swap agreements, the mortgage payments bear interest at fixed rates ranging from 3.02% to 5.87% (a 4.19% weighted average interest rate) and mature between 2021 and 2042 (a 7.6 year weighted average remaining term to maturity).

The following table sets forth, as of June 30, 2020, information with respect to our mortgage debt that is payable during the six months ending December 31, 2020 and for each of the subsequent twelve months through December 31, 2023 (excluding an unconsolidated joint venture):

(Dollars in thousands)	2020	2021	2022	2023	Total
Amortization payments	$6,437	$14,873	$14,918	$13,873	$50,101
Principal due at maturity	—	8,542	31,539	16,709	56,790
Total	$6,437	$23,415	$46,457	$30,582	$106,891

At June 30, 2020, an unconsolidated joint venture had a first mortgage on its property with an outstanding balance of $22.9 million, bearing an interest rate at 4.0% and maturing in 2025.

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

Credit Facility

Our credit facility, as amended on July 8, 2020, provides that subject to borrowing base requirements, we can borrow up to $100.0 million for the acquisition of commercial real estate, repayment of mortgage debt, and renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes will not exceed the lesser of $30.0 million and 30% of the borrowing base subject to a cap of (i) $10.0 million for renovation expenses and (ii) $20.0 million for operating expense purposes. Pursuant to the July 8th amendment, on February 28, 2021, the amount we can borrow for these purposes reverts to $20.0 million for renovation expenses and $10.0 million for operating expenses. To the extent that as of March 1, 2021 more than $10.0 million is outstanding for operating expense purposes, such excess must be repaid immediately. See “- Liquidity and Capital Resources. The facility matures December 31, 2022 and bears interest equal to the one month LIBOR rate plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 300 basis points if such ratio is greater than 65%. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $100.0 million. The credit facility requires the maintenance of $3.0 million in average deposit balances. At June 30, 2020 and August 2, 2020, the interest rate on the facility was 1.93% and 1.94%, respectively.

The terms of our credit facility include certain restrictions and covenants which limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At June 30, 2020, we were in compliance with the covenants under this facility.

Off-Balance Sheet Arrangement

We are not a party to any off-balance sheet arrangements other than with respect to a land parcel owned by us and located in Beachwood, Ohio. This parcel is improved by a multi-family complex and we ground leased the parcel to the owner/operator of such complex. This ground lease generated $486,000 of rental income during the six months ended June 30, 2020. At June 30, 2020, our maximum exposure to loss with respect to this property is $13.9 million, representing the carrying value of the land; such leasehold position is subordinate to $67.4 million of mortgage debt incurred by our tenant, the owner/operator of the multi-family complex. We do not believe this type of off-balance sheet arrangement has been or will be material to our liquidity and capital resource positions. See Note 6 to our consolidated financial statements for additional information regarding this arrangement.

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

The table below provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for the periods indicated (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
GAAP net income attributable to One Liberty Properties, Inc.	$2,284	$4,112	$10,110	$8,083
Add: depreciation and amortization of properties	5,699	5,331	11,272	10,576
Add: our share of depreciation and amortization of unconsolidated joint ventures	136	131	275	266
Add: amortization of deferred leasing costs	105	109	206	211
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	5	3	9	11
Deduct: gain on sale of real estate	—	(1,099)	(4,252)	(1,099)
Deduct: equity in earnings from sale of unconsolidated joint venture property	—	—	(121)	—
Adjustments for non-controlling interests	(23)	397	(44)	371
NAREIT funds from operations applicable to common stock	8,206	8,984	17,455	18,419
Deduct: straight-line rent accruals and amortization of lease intangibles	(971)	(696)	(1,541)	(1,308)
Deduct: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	(90)	(25)	(103)	(35)
Add: amortization of restricted stock compensation	1,329	938	2,305	1,892
Add: prepayment costs on debt	775	—	1,065	—
Add: amortization and write-off of deferred financing costs	216	255	459	487
Add: our share of amortization and write-off of deferred financing costs of unconsolidated joint ventures	4	4	8	8
Adjustments for non-controlling interests	—	6	1	14
Adjusted funds from operations applicable to common stock	$9,469	$9,466	$19,649	$19,477

The table below provides a reconciliation of net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO for the periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
GAAP net income per common share attributable to One Liberty Properties, Inc.	$.10	$.20	$.49	$.39
Add: depreciation and amortization of properties	.29	.27	.58	.56
Add: our share of depreciation and amortization of unconsolidated joint ventures	.01	.01	.01	.01
Add: amortization of deferred leasing costs	.01	.01	.01	.01
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	—	—	—	—
Deduct: gain on sale of real estate	—	(.06)	(.21)	(.06)
Deduct: equity in earnings from sale of unconsolidated joint venture property	—	—	(.01)	—
Adjustments for non-controlling interests	—	.02	—	.02
NAREIT funds from operations per share of common stock	.41	.45	.87	.93
Deduct: straight-line rent accruals and amortization of lease intangibles	(.06)	(.03)	(.07)	(.07)
Deduct: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—	(.01)	—
Add: amortization of restricted stock compensation	.07	.05	.11	.10
Add: prepayment costs on debt	.04	—	.05	—
Add: amortization and write-off of deferred financing costs	.01	.01	.02	.02
Add: our share of amortization and write-off of deferred financing costs of unconsolidated joint ventures	—	—	—	—
Adjustments for non-controlling interests	—	—	—	—
Adjusted funds from operations per share of common stock	$.47	$.48	$.97	$.98

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

We use interest rate swaps to limit interest rate risk on variable rate mortgages. These swaps are used for hedging purposes-not for speculation. We do not enter into interest rate swaps for trading purposes. At June 30, 2020, our aggregate liability in the event of the early termination of our swaps was $7.2 million.

At June 30, 2020, we had 24 interest rate swap agreements outstanding. The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of June 30, 2020, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have increased by approximately $4.0 million and the net unrealized loss on derivative instruments would have decreased by $4.0 million. If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have decreased by approximately $4.3 million and the net unrealized loss on derivative instruments would have increased by $4.3 million. These changes would not have any impact on our net income or cash.

Our mortgage debt, after giving effect to interest rate swap agreements, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.

Our variable rate credit facility is sensitive to interest rate changes. Based on the outstanding balance under this facility of $30.9 million at June 30, 2020, a 100 basis point increase of the interest rate would increase our related interest costs over the next twelve months by approximately $309,000 and a 100 basis point decrease of the interest rate would decrease our related interest costs over the next twelve months by approximately $23,000.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1A. Risk Factors

The following amends and supplements the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A. of our Quarterly Report on Form 10-Q for the period ended March 31, 2020.

The ongoing COVID-19 pandemic and the governmental responses thereto has adversely impacted, and may in the future, adversely impact our business, income, cash flow, results of operations, financial condition, liquidity, prospects, ability to service our debt obligations, or our ability to pay cash dividends to our stockholders.

Unprecedented, extraordinary actions have been taken by federal, state and local governmental authorities to combat the spread of COVID-19, including issuance of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. These measures, while intended to protect human life, have and may continue to prevent our tenants’ customers from frequenting our tenants’ facilities (and may further accelerate the trend toward “e-commerce retail” and away from “bricks and mortar retail”) and our tenants from accessing their leased space and operating their businesses, and have led to, and may continue to lead to, reduced economic activity and a surge in unemployment throughout the United States, including the markets where our properties are located. As a result, there has been, and may continue to be, a severe economic slowdown and there is uncertainty regarding how long the pandemic will impact the economy. Such economic slowdown, among other disruptions caused by the COVID-19 pandemic has, and may continue to, adversely impact our and our tenants’ financial condition and results of operations.

Our ability to lease our properties and collect rental revenues and expense reimbursements and the ability of our tenants to fulfill their obligations to us is dependent in part upon national, regional and local economic conditions. As a result of the severe economic slowdown, many of our tenants have and are continuing to experience a deterioration in their financial position, results of operations and cash flow, and have requested rent abatements and/or deferrals. In response, for the quarter ended June 30, 2020, we (i) abated $967,000 (without giving effect to lease extensions which partially offset the abatements) of rental income and (ii) deferred $3.1 million of rent payments (the “Deferred Rent”), of which approximately 52.4% is owed by four tenants and approximately $280,000 of which is to be paid by tenants, or their affiliates, that filed for bankruptcy protection. If the economic slowdown continues for an extended period, our tenants may be unable to satisfy their obligations to us (including obligations under deferral arrangements or extended leases) and may seek additional rent relief – our financial condition, results of operations and cash flows could be adversely effected if we grant additional rent relief or if tenants are unable to satisfy their obligations, including modified obligations, to us.

The economic uncertainty surrounding the COVID-19 pandemic is causing disruption and instability in the financial markets and may impact our ability to raise capital from debt and equity markets on favorable terms or at all. Further, our management team is focused on mitigating the impacts of the responses to the pandemic, which has required and will continue to require, a large investment of time and resources across our business. Many of our employees and others performing services on our behalf are currently working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

The ongoing COVID-19 pandemic and the current economic, financial and capital markets environment present material risks and uncertainties for us. However, the rapid development and fluidity of the situation precludes any prediction as to the ultimate impact COVID-19 will have on our business, financial condition, results of operation and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 pandemic in the United States. To the extent the COVID-19 pandemic adversely affects our business, financial condition, results of operations and cash flows, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

We have, and may continue to pay, all or a portion of dividends in our own stock, in which case stockholders may be required to pay tax in excess of the cash they receive.

We have, and may continue to, distribute taxable dividends that are payable all or in part in our stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of the cash dividend received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, the issuance of stock in lieu of cash dividend may be dilutive and may result in a reduction in earnings per share and other per share metrics used to evaluate us. Finally, the trading price of our stock would experience downward pressure if a significant number of our stockholders sell shares of our stock in order to pay taxes owed on dividends.

Item 5. Other Information

Advance Notice Requirements for Nominations to our Board and Other Stockholder Proposals

Our Amended and Restated Bylaws adopted July 8, 2020 (the “Restated Bylaws”) require that we be provided advance written notice of nominations for election to our Board at annual meetings of our stockholders or special meetings of our stockholders called for the purpose of electing directors, or of other matters which stockholders wish to present for action at an annual meeting of stockholders. These advance notice requirements generally require that such notice and certain other information and materials required by our Restated Bylaws be delivered not earlier than the 150th day and not later than 5:00 p.m., eastern time, on the 120th day before the anniversary of the date of the proxy statement for the preceding year’s annual meeting or, for a special meeting of stockholders, not earlier than the 120th day and not later than 5:00 p.m. eastern time, on the later of the 90th day before the date of the meeting or the tenth day after the date on which public announcement is first made of the date of the special meeting.

Round Rock Guaranty Litigation

As reported in our Annual Report on Form 10-K for the year ended December 31, 2019 (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other 2019 Developments-Round Rock Property”), we sued the guarantor of the lease at our former property in Round Rock, Texas, at which the tenant obtained bankruptcy protection and terminated its lease. (The lawsuit is captioned: OLP Wyoming Springs, LLC, Plaintiff, v. Harden Healthcare, LLC, Defendant, v Benjamin Hanson, Intervenor, District Court of Williamson County, Texas, Cause No. 18-1511-C368). The trial court (i) granted our motion for summary judgment determining that the lease guarantor is liable under its guaranty and (ii) granted the lease guarantor’s request for leave to appeal the trial court’s grant of our motion for summary judgment with respect to the lease guarantor’s liability. Our damage assessment served on the lease guarantor asserts mitigated damages in excess of $14 million. The parties are conducting discovery in the damages portion of the case. We will continue to incur significant legal expense in connection with this lawsuit and cannot provide any assurance that we will realize any recovery therefrom.

Vesting and Grant of Restricted Stock Units

See Notes 13 and 14 to our consolidated financial statements for information regarding the vesting and grant of restricted stock units in 2020.

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
101

The following financial statements and notes from the One Liberty Properties, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 filed on August 7, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

ONE LIBERTY PROPERTIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: August 7, 2020	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: August 7, 2020	/s/ David W. Kalish
David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)