Form 10-Q
period 2020-09-30
ONE LIBERTY PROPERTIES INC
filed 2020-11-05
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, the registrant had 20,580,853 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	September 30,	December 31,
	2020	2019
ASSETS	(Unaudited)
Real estate investments, at cost
Land	$194,356	$195,320
Buildings and improvements	651,501	640,517
Total real estate investments, at cost	845,857	835,837
Less accumulated depreciation	143,656	135,302
Real estate investments, net	702,201	700,535

Investment in unconsolidated joint ventures	10,982	11,061
Cash and cash equivalents	14,193	11,034
Unbilled rent receivable	16,518	15,037
Unamortized intangible lease assets, net	26,082	26,068
Escrow, deposits and other assets and receivables	16,754	10,894
Total assets(1)	$786,730	$774,629
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of $4,007 and $4,438 of deferred financing costs, respectively	$433,088	$435,840
Line of credit, net of $478 and $619 of deferred financing costs, respectively	16,672	10,831
Dividends payable	9,198	8,966
Accrued expenses and other liabilities	22,311	14,587
Unamortized intangible lease liabilities, net	11,943	12,421
Total liabilities(1)	493,212	482,645

Commitments and contingencies

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 50,000 and 25,000 shares authorized; 19,737 and 19,251 shares issued and outstanding	19,737	19,251
Paid-in capital	310,029	301,517
Accumulated other comprehensive loss	(5,612)	(1,623)
Distributions in excess of net income	(31,850)	(28,382)
Total One Liberty Properties, Inc. stockholders’ equity	292,304	290,763
Non-controlling interests in consolidated joint ventures(1)	1,214	1,221
Total equity	293,518	291,984
Total liabilities and equity	$786,730	$774,629
(1)	The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 6. The consolidated balance sheets include the following amounts related to the Company’s consolidated VIEs: $12,158 and $12,158 of land, $23,574 and $24,223 of building and improvements, net of $5,008 and $4,334 of accumulated depreciation, $3,735 and $3,696 of other assets included in other line items, $23,687 and $24,199 of real estate debt, net, $1,149 and $1,153 of other liabilities included in other line items and $1,214 and $1,221 of non-controlling interests as of September 30, 2020 and December 31, 2019, respectively.

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Rental income, net	$21,071	$20,414	$63,171	$62,288

Operating expenses:
Depreciation and amortization	5,723	5,566	17,201	16,353
General and administrative (see Note 9 for related party information)	3,456	3,143	10,244	9,319
Real estate expenses (see Note 9 for related party information)	3,451	3,692	10,098	10,544
State taxes	75	68	227	255
Impairment due to casualty loss	430	—	430	—
Total operating expenses	13,135	12,469	38,200	36,471

Other operating income
Gain on sale of real estate, net	10,316	2,544	14,568	3,643
Operating income	18,252	10,489	39,539	29,460

Other income and expenses:
Equity in earnings (loss) of unconsolidated joint ventures	132	50	186	(32)
Equity in earnings from sale of unconsolidated joint venture property	—	—	121	—
Prepayment costs on debt	(58)	(161)	(1,123)	(201)
Other income (including $430 of insurance recoveries in 2020, see Note 4)	453	8	462	18
Interest:
Expense	(4,752)	(5,037)	(14,583)	(14,840)
Amortization and write-off of deferred financing costs	(301)	(252)	(760)	(739)

Net income	13,726	5,097	23,842	13,666
Net (income) loss attributable to non-controlling interests	(1)	21	(7)	(465)
Net income attributable to One Liberty Properties, Inc.	$13,725	$5,118	$23,835	$13,201

Weighted average number of common shares outstanding:
Basic	19,640	19,191	19,483	19,037
Diluted	19,686	19,239	19,511	19,076

Per common share attributable to common stockholders:
Basic and Diluted	$.67	$.25	$1.17	$.64

Cash distributions per share of common stock	$.338	$.45	$1.013	$1.35
Stock distributions per share of common stock	$.112	—	$.337	—

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$13,726	$5,097	$23,842	$13,666

Other comprehensive income
Net unrealized gain (loss) on derivative instruments	394	(1,180)	(3,995)	(5,275)

Comprehensive income	14,120	3,917	19,847	8,391

Net (income) loss attributable to non-controlling interests	(1)	21	(7)	(465)
Adjustment for derivative instruments attributable to non-controlling interests	(2)	2	6	11

Comprehensive income attributable to One Liberty Properties, Inc.	$14,117	$3,940	$19,846	$7,937

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

			Accumulated	Accumulated	Non-Controlling
			Other	Distributions	Interests in
	Common	Paid-in	Comprehensive	in Excess of	Consolidated
	Stock	Capital	(Loss)	Net Income	Joint Ventures	Total
Balances, December 31, 2019	$19,251	$301,517	$(1,623)	$(28,382)	$1,221	$291,984
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,036)	—	(9,036)
Restricted stock vesting	122	(122)	—	—	—	—
Shares issued through dividend reinvestment plan	7	159	—	—	—	166
Distributions to non-controlling interests	—	—	—	—	(8)	(8)
Compensation expense – restricted stock	—	976	—	—	—	976
Net income	—	—	—	7,826	5	7,831
Other comprehensive loss	—	—	(4,809)	—	(9)	(4,818)
Balances, March 31, 2020	19,380	302,530	(6,432)	(29,592)	1,209	287,095
Distributions – common stock
Cash – $.225 per share	—	—	—	(4,535)	—	(4,535)
Stock – $.225 per share	—	—	—	(4,534)	—	(4,534)
Shares issued through dividend reinvestment plan	70	790	—	—	—	860
Distributions to non-controlling interests	—	—	—	—	(5)	(5)
Compensation expense – restricted stock	—	1,329	—	—	—	1,329
Net income	—	—	—	2,284	1	2,285
Other comprehensive income	—	—	428	—	1	429
Balances, June 30, 2020	19,450	304,649	(6,004)	(36,377)	1,206	282,924
Distributions – common stock
Cash – $.338 per share	—	—	—	(6,898)	—	(6,898)
Stock – $.112 per share	—	—	—	(2,300)	—	(2,300)
Shares issued through stock dividend	263	4,268	—	—	—	4,531
Restricted stock vesting	24	(24)	—	—	—	—
Contribution from non-controlling interest	—	—	—	—	10	10
Distributions to non-controlling interests	—	—	—	—	(5)	(5)
Compensation expense – restricted stock	—	1,136	—	—	—	1,136
Net income	—	—	—	13,725	1	13,726
Other comprehensive income	—	—	392	—	2	394
Balances, September 30, 2020	$19,737	$310,029	$(5,612)	$(31,850)	$1,214	$293,518

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited) (Continued)

					Non-Controlling
			Accumulated	Accumulated	Interests in
			Other	Distributions	Consolidated
	Common	Paid-in	Comprehensive	in Excess of	Joint
	Stock	Capital	Income (Loss)	Net Income	Ventures	Total
Balances, December 31, 2018	$18,736	$287,250	$1,890	$(10,730)	$1,449	$298,595
Distributions – common stock
Cash – $.45 per share	—	—	—	(8,832)	—	(8,832)
Restricted stock vesting	112	(112)	—	—	—	—
Shares issued through equity offering program - net	37	1,002	—	—	—	1,039
Shares issued through dividend reinvestment plan	52	1,147	—	—	—	1,199
Distributions to non-controlling interests	—	—	—	—	(5)	(5)
Compensation expense – restricted stock	—	954	—	—	—	954
Net income	—	—	—	3,971	40	4,011
Other comprehensive loss	—	—	(1,572)	—	(5)	(1,577)
Balances, March 31, 2019	18,937	290,241	318	(15,591)	1,479	295,384
Distributions – common stock
Cash – $.45 per share	—	—	—	(8,922)	—	(8,922)
Shares issued through equity offering program - net	143	4,132	—	—	—	4,275
Shares issued through dividend reinvestment plan	59	1,529	—	—	—	1,588
Distributions to non-controlling interests	—	—	—	—	(692)	(692)
Compensation expense – restricted stock	—	938	—	—	—	938
Net income	—	—	—	4,112	446	4,558
Other comprehensive loss	—	—	(2,514)	—	(4)	(2,518)
Balances, June 30, 2019	19,139	296,840	(2,196)	(20,401)	1,229	294,611
Distributions – common stock
Cash – $.45 per share	—	—	—	(8,942)	—	(8,942)
Restricted stock vesting	3	(3)	—	—	—	—
Shares issued through equity offering program - net	—	(58)	—	—	—	(58)
Shares issued through dividend reinvestment plan	55	1,477	—	—	—	1,532
Distributions to non-controlling interests	—	—	—	—	(34)	(34)
Compensation expense – restricted stock	—	942	—	—	—	942
Net income (loss)	—	—	—	5,118	(21)	5,097
Other comprehensive loss	—	—	(1,178)	—	(2)	(1,180)
Balances, September 30, 2019	$19,197	$299,198	$(3,374)	$(24,225)	$1,172	$291,968

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income	$23,842	$13,666
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	(14,568)	(3,643)
Impairment due to casualty loss	430	—
Increase in unbilled rent receivable	(1,670)	(1,171)
Write-off of unbilled rent receivable	—	382
Amortization and write-off of intangibles relating to leases, net	(556)	(709)
Amortization of restricted stock expense	3,441	2,834
Equity in (earnings) loss of unconsolidated joint ventures	(186)	32
Equity in earnings from sale of unconsolidated joint venture property	(121)	—
Distributions of earnings from unconsolidated joint ventures	116	41
Depreciation and amortization	17,201	16,353
Amortization and write-off of deferred financing costs	760	739
Payment of leasing commissions	(189)	(266)
(Increase) decrease in escrow, deposits, other assets and receivables	(3,962)	163
Increase (decrease) in accrued expenses and other liabilities	1,141	(571)
Net cash provided by operating activities	25,679	27,850

Cash flows from investing activities:
Purchase of real estate	(28,504)	(40,306)
Improvements to real estate	(632)	(2,979)
Net proceeds from sale of real estate	25,070	23,167
Insurance recovery proceeds due to casualty loss	150	—
Contributions of capital to unconsolidated joint venture	—	(296)
Distributions of capital from unconsolidated joint venture	270	11
Net cash used in investing activities	(3,646)	(20,403)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(9,568)	(9,687)
Repayment of mortgages payable	(11,815)	(6,812)
Proceeds from mortgage financings	18,200	32,820
Proceeds from sale of common stock, net	—	5,256
Proceeds from bank line of credit	41,500	48,150
Repayment on bank line of credit	(35,800)	(58,700)
Issuance of shares through dividend reinvestment plan	1,026	4,319
Payment of financing costs	(189)	(1,094)
Capital contribution from non-controlling interest	10	—
Distributions to non-controlling interests	(18)	(731)
Cash distributions to common stockholders	(22,540)	(26,478)
Net cash used in financing activities	(19,194)	(12,957)

Net increase (decrease) in cash, cash equivalents and restricted cash	2,839	(5,510)
Cash, cash equivalents and restricted cash at beginning of year	11,968	16,733
Cash, cash equivalents and restricted cash at end of period	$14,807	$11,223

Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$15,563	$15,137
Supplemental disclosure of non-cash investing activity:
Lease liabilities arising from the recognition of right of use assets	$2,858	$—
Purchase accounting allocation - intangible lease assets	3,905	3,324
Purchase accounting allocation - intangible lease liabilities	(568)	(677)
Supplemental disclosure of non-cash financing activity:
Common stock dividend - portion paid in shares of common stock	$4,531	$—

(Continued on next page)

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (amounts in thousands):

	September 30,
	2020	2019
Cash and cash equivalents	$14,193	$10,941
Restricted cash included in escrow, deposits and other assets and receivables	614	282
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$14,807	$11,223

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

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2020

Note 1 – Organization and Background

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland. OLP is a self-administered and self-managed real estate investment trust (“REIT”). OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of industrial, retail, restaurant, health and fitness, and theater properties, many of which are subject to long-term net leases. As of September 30, 2020, OLP owns 125 properties, including four properties owned by consolidated joint ventures and three properties owned by unconsolidated joint ventures. The 125 properties are located in 31 states.

Note 2 – Summary Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The results of operations for the three and nine months ended September 30, 2020 and 2019 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in OLP’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

September 30, 2020 (Continued)

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

The Company reviews on a quarterly basis its investments in unconsolidated joint ventures for other-than-temporary losses in investment value. Any decline that is not expected to be recovered based on the underlying assets of the investment is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. During the three and nine months ended September 30, 2020 and 2019, there were no impairment charges related to the Company’s investments in unconsolidated joint ventures.

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

Reclassifications

Certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current year’s presentation. The Company reclassified certain amounts in the consolidated statements of income for the three and nine months ended September 30, 2019 so that it presents, as it does for the three and nine months ended September 30, 2020, prepayment costs on debt separately from mortgage interest expense.

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

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2020 (Continued)

Note 3 – Leases (Continued)

The components of lease revenues are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Fixed lease revenues	$17,953	$17,361	$53,935	$52,441
Variable lease revenues	2,935	2,853	8,680	9,138
Lease revenues (a)	$20,888	$20,214	$62,615	$61,579
(a)	Excludes $183, $200, $556 and $709 of amortization related to lease intangible assets and liabilities for the three and nine months ended September 30, 2020 and 2019, respectively.

On a quarterly basis, the Company assesses the collectability of substantially all lease payments due under its leases, including unbilled rent receivable balances, by reviewing the tenant’s payment history and financial condition. Changes to such collectability is recognized as a current period adjustment to rental revenue.

Due to the impact of the COVID-19 pandemic, several rent concession agreements have been executed and others are being negotiated with certain of the Company’s tenants. In accordance with the FASB Staff Q&A, Topic 842 and 840 – Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic, a lessor may make an accounting policy election to (i) not evaluate whether such COVID-19 pandemic related rent-relief is a lease modification under ASC 842 and (ii) treat each tenant rent deferral or forgiveness as if it were contemplated as part of the existing lease contract. The Company has elected to apply this accounting policy to those lease agreements, based on the type of concession provided to the tenant, where the revised cash flows are substantially the same or less than the original lease agreement. As a result, during the three and nine months ended September 30, 2020, the Company deferred and accrued $358,000 and $3,503,000, respectively, of rent and forgave $93,000 and $174,000, respectively, of lease payments. For lease concessions that have been accounted for as lease modifications in accordance with ASC 842, the Company forgave $596,000 and $1,178,000 of lease payments during the three and nine months ended September 30, 2020, respectively. The Company has assessed the collectability of all other lease payments as probable as of September 30, 2020.

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

Minimum Future Rents

As of September 30, 2020, the minimum future contractual base rents to be received on non-cancellable operating leases are included in the table below (amounts in thousands). The minimum future contractual base rents do not include (i) straight-line rent or amortization of intangibles, and (ii) variable lease revenues as described above.

From October 1 – December 31, 2020	$18,076
For the year ended December 31,
2021	73,743
2022	62,824
2023	53,894
2024	45,251
2025	40,901
Thereafter	165,218
Total	$459,907

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2020 (Continued)

Note 3 – Leases (Continued)

Lessee Accounting

Ground Lease

The Company is a lessee under a ground lease in Greensboro, North Carolina, which is classified as an operating lease. The ground lease expires March 3, 2025 and provides for up to four, 5-year renewal options and one seven-month renewal option. As of September 30, 2020, the remaining lease term, including renewal options deemed exercised, is 14.4 years. The Company recognized lease expense related to this ground lease of $121,000 and $383,000 for the three and nine months ended September 30, 2020, respectively, and $131,000 and $394,000 for the three and nine months ended September 30, 2019, respectively, which is included in Real estate expenses on the consolidated statements of income.

Office Lease

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides a 5-year renewal option. As of September 30, 2020, the remaining lease term, including the renewal option deemed exercised, is 16.3 years. The Company recognized lease expense related to this office lease of $14,000 and $42,000 for the three and nine months ended September 30, 2020, respectively, and $14,000 and $40,000 for the three and nine months ended September 30, 2019, respectively, which is included in General and administrative expenses on the consolidated statements of income.

Minimum Future Lease Payments

As of September 30, 2020, the minimum future lease payments related to the operating ground and office leases are as follows (amounts in thousands):

From October 1 – December 31, 2020	$127
For the year ended December 31,
2021	606
2022	554
2023	507
2024	557
2025	626
Thereafter	6,847
Total undiscounted cash flows	$9,824
Present value discount	(2,317)
Lease liability	$7,507

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2020 (Continued)

Note 4 – Real Estate Investments

Acquisitions

The following tables detail the Company’s real estate acquisitions and allocations of the purchase price during the nine months ended September 30, 2020 (amounts in thousands). The Company determined that with respect to each of these acquisitions, the gross assets acquired are concentrated in a single identifiable asset. Therefore, these transactions do not meet the definition of a business and are accounted for as asset acquisitions. As such, direct transaction costs associated with these asset acquisitions have been capitalized to real estate assets and depreciated over the respective useful lives.

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

Impairment due to Casualty Loss

       In August 2020, a portion of a multi-tenanted building at the Company’s Lake Charles, Louisiana property was damaged due to Hurricane Laura. During the three months ended September 30, 2020, the Company recognized an impairment loss of $430,000 representing the carrying value of the damaged portion of the building (net of accumulated depreciation of $352,000), based on its replacement cost.

     The Company submitted a claim to its insurance carrier to cover, subject to a $250,000 deductible, the (i) estimated $1,130,000 cost to rebuild the damaged portion of the building and (ii) losses in rental income. As a result, the Company recognized a $430,000 receivable for insurance recoveries which is recorded as Other income in the consolidated statements of income for the three and nine months ended September 30, 2020. The Company received a $150,000 advance from the insurance carrier for this claim during the three months ended September 30, 2020.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2020 (Continued)

Note 5 – Sales of Properties

The following chart details the Company’s sales of real estate during the nine months ended September 30, 2020 and 2019 (amounts in thousands):

		Gross	Gain on Sale of	Mortgage	Prepayment
Description of Property	Date Sold	Sales Price	Real Estate, Net	Prepaid on Sale	Costs on Debt
Hobby Lobby retail property,
Onalaska, Wisconsin	February 11, 2020	$7,115	$4,252	$3,332	$290
CarMax retail property,
Knoxville, Tennessee	July 1, 2020	18,000	10,316	8,483	833 (a)
Totals - nine months ended September 30, 2020		$25,115	$14,568	$11,815	$1,123

Kmart retail property,
Clemmons, North Carolina (b)	June 20, 2019	$5,500	$1,099	$1,705	$40
Multi-tenant retail property,
Athens, Georgia	August 23, 2019	6,050	1,045	2,645	161
Land - The Briarbrook Village Apartments,
Wheaton, Illinois	August 29, 2019	12,035	1,499	n/a	n/a
Totals - nine months ended September 30, 2019		$23,585	$3,643	$4,350	$201

(a)	The Company recognized $775 and $58 of the prepayment cost on debt during the three months ended June 30, 2020 and September 30, 2020, respectively.
(b)	This property was owned by a consolidated joint venture in which the Company held a 90% interest. The non-controlling interest’s share of the gain was $422.

Note 6 – Variable Interest Entities, Contingent Liability and Consolidated Joint Ventures

Variable Interest Entity – Ground Lease

The Company determined it has a variable interest through its ground lease at its Beachwood, Ohio property (the Vue Apartments), and the owner/operator is a VIE because its equity investment at risk is insufficient to finance its activities without additional subordinated financial support. The Company further determined that it is not the primary beneficiary of this VIE because the Company does not have power over the activities that most significantly impact the owner/operator’s economic performance and therefore, does not consolidate this VIE for financial statement purposes.

Accordingly, the Company accounts for this investment as land and the revenues from the ground lease as Rental income, net. Ground lease rental income amounted to $243,000 and $729,000 for the three and nine months ended September 30, 2020, respectively, and $383,000 and $1,354,000 for the three and nine months ended September 30, 2019, respectively. Included in the rental income for the three and nine months ended September 30, 2019 is $203,000 and $814,000, respectively, from a previously held VIE property in Wheaton, Illinois, which the Company sold in August 2019.

As of September 30, 2020, the VIE’s maximum exposure to loss was $13,901,000 which represented the carrying amount of the land. Simultaneously with the closing of the acquisition, the owner/operator obtained a mortgage for $67,444,000 from a third party which, together with the Company’s purchase of the land, provided substantially all of the funds to acquire the complex. The Company provided its land as collateral for the owner/operator’s mortgage loan; accordingly, the land position is subordinated to the mortgage. No other financial support has been provided by the Company to the owner/operator.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2020 (Continued)

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

The following is a summary of the consolidated VIEs’ carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	September 30,	December 31,
	2020	2019
Land	$12,158	$12,158
Buildings and improvements, net of accumulated depreciation of $5,008 and $4,334, respectively	23,574	24,223
Cash	997	888
Unbilled rent receivable	873	859
Unamortized intangible lease assets, net	657	745
Escrow, deposits and other assets and receivables	1,208	1,204
Mortgages payable, net of unamortized deferred financing costs of $268 and $313, respectively	23,687	24,199
Accrued expenses and other liabilities	608	562
Unamortized intangible lease liabilities, net	541	591
Accumulated other comprehensive loss	(151)	(65)
Non-controlling interests in consolidated joint ventures	1,214	1,221

As of September 30, 2020 and December 31, 2019, MCB Real Estate, LLC and its affiliates (‘‘MCB’’) are the Company’s joint venture partner in three consolidated joint ventures in which the Company has aggregate equity investments of approximately $7,666,000 and $7,941,000, respectively.

Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and may not be pro rata to the equity interest each partner has in the applicable venture.

Note 7 – Investment in Unconsolidated Joint Ventures

As of September 30, 2020 and December 31, 2019, the Company participated in three and four unconsolidated joint ventures, respectively, each of which owns and operates one property; the Company’s equity investment in these ventures totaled $10,982,000 and $11,061,000, respectively. The Company recorded equity in earnings of $132,000 and $186,000 for the three and nine months ended September 30, 2020, respectively, and equity in earnings of $50,000 and equity in loss of $32,000 for the three and nine months ended September 30, 2019, respectively.

In March 2020, an unconsolidated joint venture sold its property located in Savannah, Georgia for $819,000, net of closing costs. The Company’s 50% share of the gain from this sale was $121,000, which is included in Equity in earnings from sale of unconsolidated joint venture property on the consolidated statement of income for the nine months ended September 30, 2020.

As of September 30, 2020 and December 31, 2019, MCB and the Company are partners in an unconsolidated joint venture in which the Company’s equity investment is approximately $8,954,000 and $8,834,000, respectively.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2020 (Continued)

Note 8 – Debt Obligations

Mortgages Payable

The following table details the Mortgages payable, net, balances per the consolidated balance sheets (amounts in thousands):

	September 30,	December 31,
	2020	2019
Mortgages payable, gross	$437,095	$440,278
Unamortized deferred financing costs	(4,007)	(4,438)
Mortgages payable, net	$433,088	$435,840

Line of Credit

The Company has a credit facility, as amended on July 8, 2020, with Manufacturers & Traders Trust Company, People’s United Bank, VNB New York, LLC, and Bank Leumi USA, pursuant to which it may borrow up to $100,000,000, subject to borrowing base requirements. The facility is available for the acquisition of commercial real estate, repayment of mortgage debt, and renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes will not exceed the lesser of $30,000,000 and 30% of the borrowing base subject to a cap of (i) $20,000,000 for operating expense purposes and (ii) $10,000,000 for renovation expenses. Pursuant to the July 8th amendment, on February 28, 2021, the amount the Company can borrow will revert to the pre-amendment caps of $10,000,000 for operating expense purposes and $20,000,000 for renovation expenses. To the extent that as of March 1, 2021 more than $10,000,000 is outstanding for operating expense purposes, such excess must be repaid immediately.

The facility, which matures December 31, 2022, provides for an interest rate equal to the one month LIBOR rate plus an applicable margin ranging from 175 basis points to 300 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility. The applicable margin was 200 basis points at September 30, 2020 and 2019. An unused facility fee of .25% per annum applies to the facility. The average interest rate on the facility was approximately 2.64% and 4.14% for the nine months ended September 30, 2020 and 2019, respectively. The Company was in compliance with all covenants under this facility at September 30, 2020.

The following table details the Line of credit, net, balances per the consolidated balance sheets (amounts in thousands):

	September 30,	December 31,
	2020	2019
Line of credit, gross	$17,150	$11,450
Unamortized deferred financing costs	(478)	(619)
Line of credit, net	$16,672	$10,831

At November 2, 2020, there was an outstanding balance of $17,150,000 (before unamortized deferred financing costs) under the facility. The entire $20,000,000 is available for operating expense purposes.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2020 (Continued)

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

In consideration for the Services, the Company paid Majestic $758,000 and $2,239,000 for the three and nine months ended September 30, 2020, respectively, and $705,000 and $2,110,000 for the three and nine months ended September 30, 2019, respectively. Included in these fees are $321,000 and $930,000 of property management costs for the three and nine months ended September 30, 2020, respectively, and $325,000 and $971,000 for the three and nine months ended September 30, 2019, respectively. The amounts paid for property management services are based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively. The Company does not pay Majestic with respect to properties managed by third parties. The Company also paid Majestic, pursuant to the compensation and services agreement, $69,000 and $206,000 in the three and nine months ended September 30, 2020, respectively, and $54,000 and $162,000 in the three and nine months ended September 30, 2019, respectively, for the Company’s share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies. The Company does not pay Majestic for any services except as described in this and the immediately preceding paragraph.

Executive officers and others providing services to the Company under the compensation and services agreement were awarded shares of restricted stock and restricted stock units (“RSUs”) under the Company’s stock incentive plans (described in Note 14). The related expense charged to the Company’s operations was $453,000 and $1,356,000 for the three and nine months ended September 30, 2020, respectively, and $521,000 and $1,453,000 for the three and nine months ended September 30, 2019, respectively.

The amounts paid under the compensation and services agreement (except for the property management costs which are included in Real estate expenses) and the costs of the stock incentive plans are included in General and administrative expense on the consolidated statements of income.

Joint Venture Partners and Affiliates

The Company paid an aggregate of $20,000 and $56,000 for the three and nine months ended September 30, 2020, respectively, and $21,000 and $62,000 for the three and nine months ended September 30, 2019, respectively, to its consolidated joint venture partners or their affiliates (none of whom are officers, directors or employees of the Company) for property management services, which are included in Real estate expenses on the consolidated statements of income.

The Company’s unconsolidated joint ventures paid management fees of $27,000 and $68,000 for the three and nine months ended September 30, 2020, respectively, and $29,000 and $85,000 for the three and nine months ended September 30, 2019, respectively, to the other partner of the venture, which reduced Equity in earnings on the consolidated statements of income by $14,000 and $34,000 for the three and nine months ended September 30, 2020, respectively, and $15,000 and $42,000 for the three and nine months ended September 30, 2019, respectively. Additionally, during the nine months ended September 30, 2020, an unconsolidated joint venture of the Company paid a leasing commission and development fee totaling $75,000 to the other partner of the venture, which was included in Investment in unconsolidated joint ventures on the consolidated balance sheet as of September 30, 2020.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2020 (Continued)

Note 9 – Related Party Transactions (Continued)

Other

During 2020 and 2019, the Company paid quarterly fees of $74,500 and $72,400, respectively, to the Company’s chairman, and $29,800 and $28,900, respectively, to the Company’s vice-chairman. These fees are included in General and administrative expenses on the consolidated statements of income.

The Company obtains its property insurance in conjunction with Gould Investors L.P. (“Gould Investors”), a related party, and reimburses Gould Investors annually for the Company’s insurance cost relating to its properties. Amounts reimbursed to Gould Investors were $1,162,000 during the three and nine months ended September 30, 2020. Included in Real estate expenses on the consolidated statements of income is insurance expense of $307,000 and $797,000 for the three and nine months ended September 30, 2020, respectively, and $249,000 and $696,000 for the three and nine months ended September 30, 2019, respectively. The balance of amounts reimbursed to Gould Investors represents prepaid insurance and is included in Other assets on the consolidated balance sheets.

Note 10 – Common Stock

Dividend

The following chart details the Company’s dividend activity for the nine months ended September 30, 2020 (amounts in thousands, except per share data):

	Dividend	Total			Dividend Paid		Cash	Stock
Declaration Date	per Share	Dividend	Payable Date	Record Date	Cash %	Stock %	Issued	Issued
March 13, 2020	$0.45	$9,036	April 7, 2020	March 24, 2020	100.0	—	$9,036	—
June 10, 2020 (a)(b)	$0.45	$9,068	July 31, 2020	June 22, 2020	50.0	50.0	$4,537	263
September 9, 2020 (a)(c)(d)	$0.45	$9,198	October 29, 2020	September 21, 2020	75.0	25.0	$6,898	141

(a)	Stockholders were entitled to elect whether the dividend payable to them would be paid in cash or shares of the Company’s common stock at the percentages indicated, with certain limitations.
(b)	The shares of common stock issued were valued at approximately $17.22 per share.
(c)	The shares of common stock issued were valued at approximately $16.27 per share.
(d)	Earnings per share amounts for the three and nine months ended September 30, 2020 reflect the portion of the dividend paid by the issuance of stock (see Note 13). The number of shares issued and outstanding as presented on the balance sheet at September 30, 2020 would have been 19,878, taking into account the 141 shares issued on October 29, 2020.

Change in Authorized Capital

On July 8, 2020, the Company filed an amended and restated charter with the Maryland State Department of Assessments and Taxation, which, among other things, increased the number of shares of common stock the Company is authorized to issue from 25,000,000 shares to 50,000,000 shares.

Note 11 – Shares Issued through the At-the-Market Equity Offering Program

The Company did not sell any shares during the three and nine months ended September 30, 2020. During the nine months ended September 30, 2019, the Company sold 180,120 shares for proceeds of $5,392,000, net of commissions of $54,000, and incurred offering costs of $136,000 for professional fees. No shares were sold by the Company during the three months ended September 30, 2019.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2020 (Continued)

Note 12 – Dividend Reinvestment Plan

On June 10, 2020, the Company temporarily suspended the dividend reinvestment feature of its Dividend Reinvestment Plan (the “DRP”). The DRP, among other things, had provided stockholders with the opportunity to reinvest all, or a portion of, their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount of up to 5% from the market price. The discount was determined at the Company’s sole discretion and had been offered at a 5% discount from market. Under the DRP, the Company issued 77,000 shares of common stock during the nine months ended September 30, 2020, and 55,000 and 166,000 shares of common stock during the three and nine months ended September 30, 2019, respectively.

Note 13 – Earnings Per Common Share

Basic earnings per share was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income is also allocated to the unvested restricted stock outstanding during each year, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. As of September 30, 2020, the shares of common stock underlying the RSUs awarded between 2018 and 2020 under the 2019 and 2016 Incentive Plans (see Note 14) are excluded from the basic earnings per share calculation, as these units are not participating securities.

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

The following table identifies the number of shares of common stock underlying the RSUs that are included in determining the diluted weighted average number of shares of common stock:

Three and Nine Months Ended September 30, 2020 (a):

	Total Number of	Return on	Stockholder		Shares
Date of Award	Underlying Shares (b)(c)	Capital Metric	Return Metric	Total	Excluded (d)
July 1, 2018	73,750	26,456	—	26,456	47,294
July 1, 2019	75,026	25,724	—	25,724	49,302
August 3, 2020	75,026	37,513	—	37,513	37,513
Totals	223,802	89,693	—	89,693	134,109

Three and Nine Months Ended September 30, 2019 (e):

	Total Number of	Return on	Stockholder		Shares
Date of Award	Underlying Shares (b)(c)	Capital Metric	Return Metric	Total	Excluded (d)
September 26, 2017 (f)	76,250	26,840	27,224	54,064	22,186
July 1, 2018	76,250	22,321	—	22,321	53,929
July 1, 2019	77,776	15,168	—	15,168	62,608
Totals	230,276	64,329	27,224	91,553	138,723
(a)	Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is September 30, 2020.
(b)	The RSUs awarded in 2018, 2019 and 2020 vest, subject to satisfaction of the applicable market and/or performance conditions, on June 30, 2021, 2022 and 2023, respectively (see Note 14).
(c)	As of September 30, 2020, 2,500 shares of the 2018 award and 2,750 shares of the 2019 award were forfeited.
(d)	Excluded as the applicable conditions had not been met for these shares at the respective measurement dates.
(e)	Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is September 30, 2019.
(f)	With respect to the RSUs awarded September 26, 2017, 24,343 shares vested and 51,907 shares were forfeited in June 2020; such shares were issued in August 2020 (see Note 14).

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2020 (Continued)

Note 13 – Earnings Per Common Share (Continued)

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator for basic and diluted earnings per share:
Net income	$13,726	$5,097	$23,842	$13,666
Deduct/add net (income) loss attributable to non-controlling interests	(1)	21	(7)	(465)
Less earnings allocated to unvested restricted stock (a)	(472)	(303)	(947)	(924)
Net income available for common stockholders: basic and diluted	$13,253	$4,815	$22,888	$12,277
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	19,640	19,191	19,483	19,037
Weighted average number of common shares issued through stock dividend	34	—	11	—
Effect of dilutive securities:
RSUs	12	48	17	39
Denominator for diluted earnings per share:
Weighted average number of shares	19,686	19,239	19,511	19,076

Earnings per common share, basic and diluted	$.67	$.25	$1.17	$.64
a)	Represents an allocation of distributed earnings to unvested restricted stock that, as participating securities, are entitled to receive dividends.

Note 14 – Stock Based Compensation

The Company’s 2019 Incentive Plan (‘‘Plan’’), approved by the Company’s stockholders in June 2019, permits the Company to grant, among other things, stock options, restricted stock, RSUs, performance share awards and dividend equivalent rights and any one or more of the foregoing to its employees, officers, directors and consultants. A maximum of 750,000 shares of the Company’s common stock is authorized for issuance pursuant to this Plan. As of September 30, 2020, an aggregate of 299,602 shares subject to awards in the form of restricted stock (149,550 shares) and RSUs (150,052 shares) are outstanding under the Plan.

Under the Company’s 2016 and 2012 equity incentive plans (collectively, the “Prior Plans”), as of September 30, 2020, (i) an aggregate of 625,875 shares in the form of restricted stock (552,125 shares) and RSUs (73,750 shares) are outstanding and have not yet vested, and (ii) with respect to 76,250 shares of common stock underlying RSUs that had been granted in 2017, 24,343 shares were deemed to have vested as of June 30, 2020, and in August 2020 such shares were issued after the Compensation Committee determined that the performance metrics with respect to such shares had been satisfied. RSUs with respect to the 51,907 share balance were forfeited. No additional awards may be granted under the Prior Plans.

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

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2020 (Continued)

Note 14 – Stock Based Compensation (Continued)

During the third quarter of each of 2020, 2019 and 2018, the Company granted RSUs exchangeable for up to 75,026, 77,776, and 76,250 shares, respectively, of common stock upon satisfaction, through June 30, 2023, June 30, 2022 and June 30, 2021, respectively, of specified conditions.  Specifically, up to 50% of these RSUs vest upon achievement of metrics related to average annual total stockholder return (the “TSR Awards”), which metrics meet the definition of a market condition, and up to 50% vest upon achievement of metrics related to average annual return on capital (the “ROC Awards”), which metrics meet the definition of a performance condition.  The holders of the RSUs are not entitled to dividends or to vote the underlying shares until such RSUs vest and shares are issued.  Accordingly, the shares underlying these RSUs are not included in the shares shown as outstanding on the balance sheet. For the TSR Awards, a third party appraiser prepared a Monte Carlo simulation pricing model to determine the fair value, which is recognized ratably over the service period. The Monte Carlo valuation consisted of computing the grant date fair value of the awards using the Company’s simulated stock price. For the 2020 TSR awards, the per unit or share fair value was estimated using the following assumptions: an expected life of three years, a dividend rate of 10.40%, a risk-free interest rate of 0.10% - 0.18% and an expected price volatility of 51.24% - 77.92%. For the ROC Awards, the fair value is based on the market value on the date of grant and the performance assumptions are re-evaluated quarterly. The Company does not recognize expense on ROC Awards which it does not expect to vest. During 2019, RSUs exchangeable in 2021 and 2022 for an aggregate of 5,250 shares were forfeited.

As of September 30, 2020, based on performance and market assumptions, the fair value of the RSUs granted in 2020, 2019 and 2018 is $861,000, $1,014,000 and $945,000, respectively. Recognition of such deferred compensation expense will be charged to General and administrative expense over the respective three-year performance cycle. None of these RSUs were forfeited or vested during the nine months ended September 30, 2020.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2020 (Continued)

Note 14 – Stock Based Compensation (Continued)

The following is a summary of the activity of the equity incentive plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Restricted stock grants:
Number of shares	—	—	149,550	150,050
Average per share grant price	$—	$—	$28.10	$25.70
Deferred compensation to be recognized over vesting period	$—	$—	$4,202,000	$3,856,000

Number of non-vested shares:
Non-vested beginning of period	701,675	689,150	674,250	651,250
Grants	—	—	149,550	150,050
Vested during period	—	(2,500)	(122,125)	(114,650)
Forfeitures	—	(12,400)	—	(12,400)
Non-vested end of period	701,675	674,250	701,675	674,250

RSU grants:
Number of underlying shares	75,026	77,776	75,026	77,776
Average per share grant price	$17.31	$28.96	$17.31	$28.96
Deferred compensation to be recognized over vesting period	$861,000	$923,000	$861,000	$923,000

Number of non-vested shares:
Non-vested beginning of period	148,776	152,500	225,026	152,500
Grants	75,026	77,776	75,026	77,776
Vested during period	—	—	(24,343)	—
Forfeitures	—	—	(51,907)	—
Non-vested end of period	223,802	230,276	223,802	230,276

Restricted stock and RSU grants:
Weighted average per share value of non-vested shares (based on grant price)	$24.98	$24.98	$24.98	$24.98
Value of stock vested during the period (based on grant price)	$—	$61,500	$3,589,000	$2,365,000
Weighted average per share value of shares forfeited during the period (based on grant price)	$—	$24.41	$24.03	$24.41

The total charge to operations:
Outstanding restricted stock grants	$885,000	$717,000	$2,644,000	$2,403,000
Outstanding RSUs	251,000	225,000	797,000	431,000
Total charge to operations	$1,136,000	$942,000	$3,441,000	$2,834,000

As of September 30, 2020, total compensation costs of $8,698,000 and $1,643,000 related to non-vested restricted stock awards and RSUs, respectively, have not yet been recognized. These compensation costs will be charged to General and administrative expense over the remaining respective vesting periods. The weighted average remaining vesting period is 2.4 years for the restricted stock and 1.8 years for the RSUs.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2020 (Continued)

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

At September 30, 2020, the $465,923,000 estimated fair value of the Company’s mortgages payable is greater than their $437,095,000 carrying value (before unamortized deferred financing costs) by approximately $28,828,000 assuming a blended market interest rate of 3.00% based on 7.4 year weighted average remaining term to maturity of the mortgages.

At December 31, 2019, the $454,039,000 estimated fair value of the Company’s mortgages payable is greater than their $440,278,000 carrying value (before unamortized deferred financing costs) by approximately $13,761,000 assuming a blended market interest rate of 3.72% based on the 8.1 year weighted average remaining term to maturity of the mortgages.

At September 30, 2020 and December 31, 2019, the carrying amount of the Company’s line of credit (before unamortized deferred financing costs) of $17,150,000 and $11,450,000, respectively, approximates its fair value.

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

Fair Value on a Recurring Basis

As of September 30, 2020, the Company had in effect 23 interest rate derivatives, all of which were interest rate swaps, related to 23 outstanding mortgage loans with an aggregate $85,416,000 notional amount maturing between 2021 and 2028 (weighted average remaining term to maturity of 4.1 years). The Company’s objective in using interest rate swaps is to add stability to interest expense. These interest rate swaps, all of which were designated as cash flow hedges, converted LIBOR based variable rate mortgages to fixed annual rate mortgages (with interest rates ranging from 3.02% to 5.16% and a weighted average interest rate of 3.95% at September 30, 2020). The Company does not use derivatives for trading or speculative purposes.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2020 (Continued)

Note 15 – Fair Value Measurements (Continued)

The fair value of the Company’s derivative financial instruments, was determined to be the following (amounts in thousands):

		Carrying and	Balance Sheet
Interest rate swaps	As of	Fair Value	Classification
Financial assets	September 30, 2020	$—	Other assets
	December 31, 2019	87

Financial liabilities	September 30, 2020	$5,624	Other liabilities
	December 31, 2019	1,715

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty. As of September 30, 2020, the Company has assessed and determined the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company determined its derivative valuation is classified in Level 2 of the fair value hierarchy. The Company does not own any financial instruments that are classified as Level 1 or 3.

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Amount of loss recognized on derivatives in other comprehensive loss	$(31)	$(1,319)	$(5,672)	$(5,281)
Amount of reclassification from Accumulated other comprehensive loss into Interest expense	(425)	(139)	(1,677)	(6)

During the nine months ended September 30, 2020 and 2019, in connection with the sale of several properties, the Company paid off the related mortgages and terminated the related interest rate swaps (see Note 5). In terminating these interest rate swaps early, the Company discontinued hedge accounting as the hedged forecasted transactions were no longer probable to occur. As a result, the Company accelerated the reclassification of amounts from accumulated other comprehensive loss to interest expense which is recorded as Prepayment costs on debt in the consolidated statements of income. Such reclassifications amounted to $58,000 and $1,123,000 for the three and nine months ended September 30, 2020, respectively, and $161,000 and $201,000 for the three and nine months ended September 30, 2019, respectively.

No gain or loss was recognized with respect to amounts excluded from effectiveness testing on the Company’s cash flow hedges for the three and nine months ended September 30, 2020 and 2019. During the twelve months ending September 30, 2021, the Company estimates an additional $1,612,000 will be reclassified from Accumulated other comprehensive loss as an increase to Interest expense.

The derivative agreements in effect at September 30, 2020 provide that if the wholly-owned subsidiary of the Company which is a party to such agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, if the subsidiary defaults, the Company could be held liable for swap breakage losses, if any, resulting from the early termination of the derivative.

One Liberty Properties, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2020 (Continued)

Note 15 – Fair Value Measurements (Continued)

As of September 30, 2020 and December 31, 2019, the fair value of the derivatives in a liability position, including accrued interest of $115,000 and $27,000, respectively, but excluding any adjustments for non-performance risk, was approximately $5,961,000 and $1,832,000, respectively. In the event the Company had breached the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $5,961,000 and $1,832,000 as of September 30, 2020 and December 31, 2019, respectively. This termination liability value, net of adjustments for non-performance risk of $223,000 and $90,000, is included in Accrued expenses and other liabilities on the consolidated balance sheet at September 30, 2020 and December 31, 2019, respectively.

Note 16 – New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the nine months ended September 30, 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company may apply other elections, as applicable, as additional changes in the market occur. The Company continues to evaluate the new guidance, to determine if, and to the extent, it will impact the Company’s consolidated financial statements.

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

Currently, one of the most significant risks, uncertainties and factors that we face is the adverse effect of the current pandemic of the novel coronavirus, or COVID-19, and the various governmental responses thereto, on our and our tenants’ financial condition, results of operations, cash flows and performance, and the pandemic’s impact on the real estate market, global economy and financial markets. The extent to which COVID-19 impacts us, our tenants and the economy generally will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks and challenges identified in this report, as well as the risks and challenges set forth in the other reports we file with the Securities and Exchange Commission (the “SEC”), as being heightened as a result of the numerous adverse impacts of the COVID-19 pandemic, which risks and challenges are magnified due to the ongoing nature of the pandemic. Additional uncertainties, risks and factors which may cause actual results to differ materially from current expectations include, but are not limited to:

●	the financial failure of, or other default in payment by, tenants under their leases and the potential resulting vacancies;
●	adverse changes and disruption in the retail sector, which could impact our tenants’ ability to pay rent and expense reimbursement;
●	our ability to renew or re-lease space as leases expire;
●	limitations in our tenants’ leases on real estate tax, insurance and operating cost reimbursement obligations;
●	loss or bankruptcy of one or more of our tenants, and bankruptcy laws that may limit our remedies if a tenant becomes bankrupt and rejects its lease;
●	our ability to pay dividends;
●	changes in governmental laws and regulations relating to real estate and related investments;
●	limitations on our ability to exercise legal remedies due to court closures and/or moratoriums on the exercise of certain types of remedies or activities;
●	the level and volatility of interest rates;
●	general economic and business conditions, including those currently affecting our nation’s economy and real estate markets;
●	general and local real estate conditions, including any changes in the value of our real estate;

●	compliance with credit facility covenants;
●	the availability of, and costs associated with, sources of capital and liquidity;
●	competition in our industry; and
●	the other risks, uncertainties and factors described in the reports and documents we file with the SEC including the risks, uncertainties and factors described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and in the other reports we file with the SEC.

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

Challenges and Uncertainties Resulting from the COVID-19 Pandemic

The COVID-19 pandemic and the various governmental responses thereto have had, and continue to have, a significant impact on the global economy, the U.S. economy, the economies of the local markets in which our properties are located, and the broader financial markets. Most industries have been negatively impacted, directly or indirectly, among other things, by preventative measures taken by governmental authorities to address the public health crisis such as mandatory business closures, quarantines, restrictions on travel and "shelter-in-place" or "stay-at-home" orders. These containment measures and the related economic consequences, are affecting our tenants to varying degrees depending on, among other things, the location of the subject property (i.e., whether it is located in an area that is or has been the subject of quarantine orders) and the nature of the tenant and use of the property (i.e., industrial or non-industrial), with retail (both general and specialized), theater, health and fitness, and restaurant properties being significantly adversely affected. Although several jurisdictions have lifted or relaxed some of these restrictions, we cannot predict, and there is significant uncertainty with respect to, whether and to what extent the restrictions in various jurisdictions will be relaxed or lifted, whether and when such restrictions will be reinstated, whether and when businesses of tenants that have closed, either voluntarily or by governmental mandate, will reopen, the extent to which clients and customers will re-engage with such tenants, and whether such re-engagement will be at levels that will allow such tenants to return to profitability.

The following is intended to provide certain information regarding the impact of the pandemic and governmental responses on our business and management's efforts to respond to those impacts. As a result of the rapid development, fluidity and uncertainty surrounding this situation, we expect that the statistical and other information will change, perhaps significantly, going forward and may not be indicative of the actual impact of the pandemic on our business, operations, cash flows and financial condition for the third quarter of 2020 and the future. See Note 3 to our consolidated financial statements for information regarding the accounting treatment afforded to abatements and deferral of rental payments.

As of November 2, 2020 (unless otherwise indicated):

●	the abatements we have agreed to reduced (before giving effect to the impact of straight-line rent as described below), for the three months ended June 30 and September 30, 2020, rental income by $967,000 and $385,000, respectively, and we estimate that for the three months ending December 31, 2020, abatements will reduce rental income by $12,000. In several cases, we linked a rent abatement to a lease extension at a property which, because of the effect of “straight-line rent”, offset the loss of rental income due to the abatement. After giving effect to the abatements and lease extensions, the net reduction in rental income for the three months ended June 30, 2020 and September 30, 2020 was $406,000 and $26,000, respectively, and we estimate that for the three months ending December 31, 2020, the net reduction in rental income will be $12,000. We may grant, as circumstances require, rent abatements in addition to those described in this report.

●	with respect to up to 38 tenants at 46 properties, for the three months
-	ended June 30, 2020, we deferred the payment of an aggregate of approximately $3.3 million, or 17.9%, of the base rent otherwise payable during such period (including $280,000 payable by three tenants which, as described in the following paragraph, filed for bankruptcy protection),
-	ended September 30, 2020, we deferred the payment of an aggregate of approximately $250,000, or 1.4%, of the base rent otherwise payable during such period, and
-	ending December 31, 2020, agreed to defer $48,000, or 0.3% of the base rent otherwise payable during such period.

Of this aggregate $3.6 million of deferred rent, $1.6 million, or 46.4%, is payable by four tenants. Approximately $430,000, $2.9 million and $193,000 of the deferred payments are to be paid in 2020, 2021 and 2022, respectively. These deferrals do not (i) modify or defer tenants’ obligations to reimburse us for property level operating expenses and (ii) affect our net income, funds from operations (“FFO”) or adjusted funds from operations (“AFFO”); however, they result in a reduction of cash available for, among other things, acquisitions, operations and dividends. We may grant, as circumstances require, rent deferrals in addition to those described in this report.

●	Regal Cinemas is a tenant at three properties, including a property owned by an unconsolidated joint venture. In October 2020, Regal announced that it intends to close all of its theaters for an unspecified period. From April through July 2020, we abated $628,000 of Regal’s rent and Regal, contemporaneously with the announcement of these closures, approached us requesting additional deferrals. We summarize below certain information about our Regal properties:
-	the two consolidated properties accounted for $612,000, $614,000, $1.5 million and $1.8 million of rental income, during the three and nine months ended September 30, 2020 and 2019, respectively. The tenant has not paid aggregate rent of $314,000 for September and October 2020 for these properties. At September 30, 2020, the mortgage debt, unbilled rent receivable, intangible lease liabilities and intangible lease assets at these properties aggregated approximately $4.0 million, $1.1 million, $664,000 and $862,000, respectively. If the tenant files for bankruptcy protection or ceases operations, we estimate that the carrying costs for these properties for the twelve months ending September 30, 2021 will be approximately $850,000, including debt service of $335,000.
-	a Regal theater is a tenant at a multi-tenant property located in Manahawkin, NJ and owned by an unconsolidated joint venture. Our share of the base rent paid by Regal at this property was $56,000, $59,000, $170,000 and $177,000, representing 17.8%, 16.6%, 18.1%, and 17.0% of our share of the total base rent payable by all tenants at such property during the three and nine months ended September 30, 2020 and 2019, respectively. Regal has not paid our share (i.e., $49,000) of the base rent due for the three months ended October 31, 2020. At September 30, 2020, our share of the mortgage debt and unbilled rent receivable at this property was approximately $11.5 million and $74,000, respectively.
●	four tenants (NPC International (or its affiliate), a Wendy’s franchisee that, among other things, operates more than 385 Wendy’s restaurants, CEC Entertainment, Inc., the operator of Chuck E Cheese restaurants, Tuesday Morning Corporation (or its affiliate), a Nasdaq listed retailer specializing in home products and Men’s Wearhouse, a subsidiary of Tailored Brands, a NYSE listed specialty retailer of menswear), leasing an aggregate of ten properties located in Pennsylvania, Indiana, Texas and California filed for bankruptcy protection in May through early August. At September 30, 2020, the mortgage debt (excluding the mortgage debt of $10.3 million at a multi-tenant property at which the bankrupt tenant leases less than 14% of the square footage at such property), unbilled rent receivable, intangible lease liabilities and intangible lease assets at these properties aggregated approximately $4.1 million, $1.2 million, $2.0 million and $734,000, respectively. The base rent payable by these tenants during the three months ending December 31, 2020, without giving effect to the bankruptcy proceedings, is approximately $567,000. Though these tenants, subsequent to their respective bankruptcy filings and through October 31, 2020, have continued to operate and pay rent, and we believe, intend to continue to operate and pay rent, no assurance can be given in this regard. We estimate that the carrying costs for these properties for the twelve months ending September 30, 2021 will be approximately $888,000, including debt service of $349,000;

●	during the third quarter, we collected $17.3 million of base rent due for such quarter (including $121,000 deferred from the quarter ended June 30, 2020) – this represents 95.5% of the rents due in the quarter before giving effect to rent deferrals and abatements and 98.5% of the base rent due in the quarter after giving effect to deferrals and abatements;
●	during October, we collected $5.8 million of the base rent due for such month (including $72,000 which had been deferred during the six months ended September 30, 2020) – this represents 95.1% of the base rent due in October, before giving effect to rent deferrals and abatements, and 95.8% of the base rent due in October after giving effect to deferrals and abatements;
●	during October, we collected (i) from industrial tenants, 100.0% of base rents due in October, before and after giving effect to rent deferrals and abatements, and (ii) from all other tenants, 89.7% and 91.1%, respectively, of base rents due in October, before and after giving effect to deferrals and abatements; and
●	as of November 2, 2020, our occupancy rate was 96.9%.

We anticipate that over the next several months, if not longer, the pandemic and the responses thereto will have a negative impact on our results of operations and cash flows and may have a negative impact on our financial condition. In the longer term, the COVID-19 pandemic, or any future pandemic, and such responses could present further challenges due, among other things, to:

●	reduced economic activity that may severely impact our tenants' businesses, financial condition and liquidity and may cause certain of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications or additional modifications of such obligations and/or terminate their leases early or not renew, any of which would result in a reduction of our revenues and cash flow without a commensurate reduction in our related expenses, and potentially result in an impairment in the value of our tangible and intangible assets;
●	difficulty in accessing the capital and lending markets (or a significant increase in the costs of doing so), which may affect our access to capital necessary to grow our business and/or fund our operations;
●	a slowdown in our efforts to acquire or dispose of properties; and
●	an acceleration of the transformation of the retail, restaurant, health and fitness and theater industries towards a greater emphasis for the provision by these industries of goods and services through e-commerce distribution channels and a reduced emphasis on the provision of such goods and services through traditional “bricks and mortar” distribution channels – this transformation would adversely affect our long-term prospects. Our use of the term e-commerce includes the provision of the goods and services provided by the restaurant, health and fitness and theater industries of their goods and services other than through traditional brick and mortar distribution channels.

We have taken various measures to maintain the strength of our business and manage the impact of the pandemic on our operations and liquidity and capital resource position, including the following:

●	To enhance our liquidity position and maintain financial flexibility,
i.	for the dividend payments declared in September 2020 and June 2020, we paid approximately 75% and 50%, respectively, of the $9.2 million and $9.1 million, respectively, through the issuance of 141,227 and 263,229 shares of common stock, respectively; our board of directors will continue to evaluate, on a quarterly basis, the amount and nature (i.e., cash or stock) of future dividend payments, if any, based on its assessment of, among other things, our short and long-term cash and liquidity requirements, prospects, debt maturities, projections of our REIT taxable income, net income, funds from operations, adjusted funds from operations and the dividend policies of our peers, and
ii.	in July 2020, our lenders amended our credit facility to increase from $10.0 million to $20.0 million, through February 28, 2021, the amount we can borrow for operating expense purposes; as of November 2, 2020, $63.6 million is available under the facility, of which $20.0 million is available for operating expense purposes. See “ – Liquidity and Capital Resources – Credit Facility.”

We are carefully monitoring and managing our mortgage maturities. No mortgage debt is scheduled to mature in 2020, and $8.5 million of mortgage debt is scheduled to mature in 2021. Generally, we and our mortgage lenders have modified our debt service obligations so that these obligations do not exceed the amounts we are contractually entitled to receive from tenants pursuant to our leases, after giving effect to rent abatements or deferrals. Through November 2, 2020, mortgage lenders have agreed to defer payment of an estimated $1.8 million of debt service otherwise due in 2020 (including the debt service at an unconsolidated joint venture property of which our 50% share is $248,000), of which approximately 12% will be payable in 2021 and 78% is deferred until the maturity of such debt.

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

Challenges and Uncertainties Facing our Beachwood, Ohio Property

A multi-family complex, which we refer to as The Vue, ground leases from us the underlying land located in Beachwood, Ohio. The tenant, which is responsible for the mortgage payments on this property, paid the mortgage payment of $325,000 for October and the rent of $81,000 for September 2020; however, it did not pay the $81,000 rent owed for October and we do not anticipate that the tenant will resume making rental payments. During the nine months ended September 30, 2020, 2019 and 2018, the tenant paid us $729,000, $540,000 and $1.2 million, respectively, of rental income, all of which is variable rent. For at least the past several months, the property’s operating income has been less than its mortgage interest and operating expense and effective as of October 1, 2020, the tenant is obligated to include payments of principal in its mortgage payments. Accordingly, it is anticipated that for the foreseeable future, the property, after giving effect to mortgage payments, will operate on a negative cash flow basis. We expect that the cash flow shortfall, which may be significant, will be funded by us and the tenant (though the extent of the tenant’s contributions are uncertain), over an extended period. At September 30, 2020, (i) there are no unbilled rent receivables, intangibles or tenant origination costs associated with this property and (ii) the net book value of our land subject to this ground lease is $13.9 million and is subordinate to $67.4 million of mortgage debt incurred by the owner/operator. If the tenant does not resume making monthly rental payments, ceases paying its mortgage obligations, or we fund cash flow shortfalls at the property, our cash flow will be adversely impacted. See "- Off Balance Sheet Arrangements" and Note 6 to our consolidated financial statements.

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

We acquire, own and manage a geographically diversified portfolio consisting primarily of industrial, retail (including furniture stores and supermarkets), restaurant, health and fitness and theater properties, many of which are subject to long-term net leases. As of September 30, 2020, we own 125 properties (including four properties owned by consolidated joint ventures and three properties owned by unconsolidated joint ventures) located in 31 states. Based on square footage, our occupancy rate at September 30, 2020 is approximately 96.9%.

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

We monitor the risk of tenant non-payments through a variety of approaches tailored to the applicable situation. Generally, based on our assessment of the credit risk posed by our tenants, (which includes an evaluation as to whether the tenant is open and operating), we monitor a tenant’s financial condition through one or more of the following actions: reviewing tenant financial statements or other financial information, obtaining other tenant related information, regular contact with tenant’s representatives, tenant credit checks and regular management reviews of our tenants. We may sell a property if the tenant’s financial condition is unsatisfactory.

Historically, in acquiring properties, we balanced an evaluation of the terms of the leases and the credit of the existing tenants with a fundamental analysis of the real estate to be acquired, which analysis took into account, among other things, the estimated value of the property, local demographics and the ability to re-rent or dispose of the property on favorable terms upon lease expiration or early termination. We do not anticipate acquiring any properties in the near-term and when we pursue an acquisition, we will reevaluate the factors to be considered in analyzing such acquisition opportunity, as well as the weighting of such factors, in assessing such opportunity.

We are sensitive to the risks facing the retail, restaurant, health and fitness and theater industries as a result of the growth of e-commerce. Over the past several years, we have been addressing our exposure to the retail industry by acquiring industrial properties, including industrial properties that we believe capitalize on e-commerce activities, such as e-commerce distribution and warehousing facilities, and disposing of retail properties which we did not think advantageous to hold for the long-term. Approximately 52.0% of our contractual base rent (as described below) is derived from industrial properties and 32.9%, 5.1%, 4.5%, 3.3%, and 2.2% from retail, restaurant, health and fitness, theaters and other properties, respectively.

Our 2020 contractual base rent is approximately $74.2 million and represents, after giving effect to any abatements, concessions, deferrals or adjustments in effect as of September 30, 2020, the base rent payable to us during the twelve months ending September 30, 2021 under leases in effect at September 30, 2020, including approximately, (i) $2.4 million from Regal Cinemas at two properties which have closed for an unspecified period and (ii) $2.3 million from the four tenants that have sought bankruptcy protection. Excluded from contractual base rent is an aggregate of $3.5 million comprised of: (i) our share of the rental income payable to our unconsolidated joint ventures, which is approximately $1.8 million, (ii) $1.1 million of estimated variable lease payments from The Vue, (iii) approximately $705,000 of amortization of intangibles and (iv) the reversal of approximately $145,000 of straight-line rent.

The following table sets forth scheduled expirations of leases for our properties as of September 30, 2020 for the periods indicated below:

				Percentage of
	Number	Approximate		Contractual
Lease Expiration (1)	of	Square	Contractual	Base Rent
12 Months Ending	Expiring	Footage Subject to	Base Rent Under	Represented by
September 30,	Leases	Expiring Leases (2)	Expiring Leases	Expiring Leases
2021	9	171,836	$688,067	0.9
2022	22	2,111,837	14,577,580	19.6
2023	21	850,598	5,654,220	7.6
2024	25	1,228,072	9,560,326	12.9
2025	13	528,789	4,858,422	6.6
2026	9	290,272	4,155,143	5.6
2027	12	1,242,319	7,736,366	10.4
2028	9	663,408	3,589,357	4.8
2029	8	1,043,545	5,192,318	7.0
2030	6	175,447	3,408,940	4.6
2031 and thereafter	24	1,856,091	14,802,107	20.0
	158	10,162,214	$74,222,846	100.0
(1)	Lease expirations assume tenants do not exercise existing renewal or termination options.
(2)	Excludes an aggregate of 186,949 square feet of vacant space.

Sale of Property during the Three Months ended September 30, 2020

On July 1, 2020, we sold a retail property located in Knoxville, Tennessee, for a sales price of $18.0 million, of which $8.5 million was used to repay the mortgage debt associated with the property, $8.7 million was used to pay down a portion of our credit facility operating expense loan of $10.0 million, and $833,000 was used to pay the expense associated with the termination of the related interest rate swap. In the three and nine months ended September 30, 2020, we recognized a $10.3 million gain from this sale, before giving effect to the swap termination fee, of which $775,000 and $58,000 were recognized, in the second and third quarter of 2020, respectively.

Results of Operations

Rental income, net

The following table compares Rental income, net, for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(Dollars in thousands)	2020	2019	(Decrease)	% Change	2020	2019	(Decrease)	% Change
Rental income, net	$21,071	$20,414	$657	3.2	$63,171	$62,288	$883	1.4

The following table details the components of rental income, net, for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(Dollars in thousands)	2020	2019	(Decrease)	% Change	2020	2019	(Decrease)	% Change
Acquisitions (a)	$1,755	$712	$1,043	146.5	$4,707	$848	$3,859	455.1
Dispositions (b)	—	749	(749)	(100.0)	628	3,298	(2,670)	(81.0)
Same store (c)	19,316	18,953	363	1.9	57,836	58,142	(306)	(0.5)
Rental income, net	$21,071	$20,414	$657	3.2	$63,171	$62,288	$883	1.4
(a)	The 2020 column represents rental income from properties acquired since April 1, 2019;

no properties were acquired during the three months ended March 31, 2019.

(b)	The 2020 column represents rental income from properties sold during the nine months ended September 30, 2020;

the 2019 column represents rental income from properties sold since January 1, 2019.

(c)	Represents rental income from properties that were owned for the entirety of the periods presented.

Changes due to acquisitions and dispositions

The three and nine months ended September 30, 2020 reflect increases of (i) $456,000 and $2.6 million, respectively, generated by eight properties acquired in 2019, and (ii) $587,000 and $1.3 million, respectively, generated by two properties acquired in 2020. Offsetting these increases were decreases of $749,000 and $2.7 million, respectively, for the three and nine months ended September 30, 2020, primarily due to the inclusion, in the 2019 periods, of rental income from properties sold during 2020 and 2019.

Changes at same store properties

The changes in same store rental income during the three and nine months ended September 30, 2020 are due primarily to increases of (i) 359,000 and $920,000, respectively, due to increased straight-line rental income resulting from lease extensions at several properties at which tenants were provided rent abatements, (ii) $63,000 and $189,000, respectively, in variable rent at The Vue, and (iii) $270,000 and $34,000, respectively, from our Philadelphia, Pennsylvania property due to the inclusion, during the corresponding 2019 periods, of a $380,000 non-cash allowance against rental income of the entire unbilled rent receivable balance related to this property. This non-cash allowance was offset by decreases of $110,000 and $346,000, respectively, of rental income from this property for the three and nine months ended September 30, 2019. This property has been vacant since December 2019.

These increases were offset during the three and nine months ended September 30, 2020 by decreases of $385,000 and $1.4 million, respectively, due to COVID-19 rent abatements and a net decrease of $259,000 during the nine months ended September 30, 2020 of tenant reimbursements which generally relate to real estate taxes and operating expenses incurred in the same period.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(Dollars in thousands)	2020	2019	(Decrease)	% Change	2020	2019	(Decrease)	% Change
Operating expenses:
Depreciation and amortization	$5,723	$5,566	$157	2.8	$17,201	$16,353	$848	5.2
General and administrative	3,456	3,143	313	10.0	10,244	9,319	925	9.9
Real estate expenses	3,451	3,692	(241)	(6.5)	10,098	10,544	(446)	(4.2)
State taxes	75	68	7	10.3	227	255	(28)	(11.0)
Impairment due to casualty loss	430	—	430	n/a	430	—	430	n/a
Total operating expenses	$13,135	$12,469	$666	5.3	$38,200	$36,471	$1,729	4.7

Depreciation and amortization. The increases in the three and nine months ended September 30, 2020 are due primarily to the inclusion of $412,000 and $1.6 million, respectively, of such expense from the properties acquired in 2020 and 2019, including $272,000 and $670,000 respectively, from properties acquired in 2020. The increases for the three and nine months ended September 30, 2020 were offset by the inclusion, in the corresponding periods in 2019 of (i) $201,000 and $563,000, respectively, from the properties sold since January 1, 2019, and (ii) amortization of $43,000 and $204,000, respectively, of tenant origination costs at several properties that prior to September 30, 2020, were fully amortized in connection with lease expirations.

General and administrative. Contributing to the increases in the three and nine months ended September 30, 2020 are (i) $27,000 and $367,000, respectively, in non-cash compensation expense related to RSUs (due to updated projections of the achievability of performance metrics and the inclusion of the units awarded in 2019), (ii) $167,000 and $240,000, respectively, in non-cash compensation expense related to restricted stock (primarily related to the increase in the number, and higher fair value of the shares granted in 2020 in comparison to the awards granted in 2015, as well as the $126,000 expense reversal in 2019 for the cancellation of restricted stock related to the resignation of a director), and (iii) $127,000 and $369,000, respectively, in compensation expense due to higher levels of compensation (including increases of $72,000 and $215,000, respectively, in payments pursuant to our compensation and services agreement).

Real estate expenses. The decreases in the three and nine months ended September 30, 2020 are due to decreases of $447,000 and $856,000, respectively, related to properties sold since January 1, 2019 and the nine months ended September 30, 2020 includes a decrease of $131,000 at same store properties primarily due to decreased snow removal expense and repairs. These decreases were offset by increases of $146,000 and $541,000 from properties acquired since January 2019.

Impairment due to casualty loss. During August 2020, a building at our Lake Charles, Louisiana property was damaged due to a hurricane and we wrote off $430,000, representing the carrying value of the damaged portion of the building.

Gain on sale of real estate, net.

The following table compares gain on sale of real estate, net for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(Dollars in thousands)	2020	2019	(Decrease)	% Change	2020	2019	(Decrease)	% Change
Gain on sale of real estate, net	$10,316	$2,544	$7,772	305.5	$14,568	$3,643	$10,925	299.9

The gain in the three and nine months ended September 30, 2020 was realized from the sale of our Knoxville, Tennessee property, a $10.3 million gain; the nine months ended September 30, 2020 also includes a $4.3 million gain from the sale of our Onalaska, Wisconsin property. The gain in the three and nine months ended September 30, 2019 was realized from the sales of our Athens, Georgia property, a $1.0 million gain and our Wheaton, Illinois property, a $1.5 million gain; the nine months ended

September 30, 2019 also includes a $1.1 million gain from the sale of our Clemmons, North Carolina property, before giving effect to the non-controlling interest’s $422,000 share of the gain.

Other Income and Expenses

The following table compares our other income and expenses for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
(Dollars in thousands)	2020	2019	(Decrease)	Change	2020	2019	(Decrease)	Change
Other income and expenses:
Equity in earnings (loss) of unconsolidated joint ventures	$132	$50	$82	164.0	$186	$(32)	$218	(681.3)
Equity in earnings from sale of unconsolidated joint venture property	—	—	—	—	121	—	121	n/a
Prepayment costs on debt	(58)	(161)	(103)	(64.0)	(1,123)	(201)	922	458.7
Other income (including $430 of insurance recoveries in 2020, see Note 4)	453	8	445	5,562.5	462	18	444	2,466.7
Interest:
Expense	(4,752)	(5,037)	(285)	(5.7)	(14,583)	(14,840)	(257)	(1.7)
Amortization and write‑off of deferred financing costs	(301)	(252)	49	19.4	(760)	(739)	21	2.8

Equity in earnings (loss) of unconsolidated joint ventures. The three and nine months ended September 30, 2019 include, with respect to a multi-tenant retail property in Manahawkin, New Jersey (the “Manahawkin Property”), receivable write-offs of $116,000.

Equity in earnings from sale of unconsolidated joint venture property. The nine months ended September 30, 2020 include a $121,000 gain from the sale of the Savannah, Georgia property. There was no corresponding gain during the nine months ended September 30, 2019.

Prepayment costs on debt. The three and nine months ended September 30, 2020 include costs incurred in connection with the sale of the Knoxville, Tennessee property and the nine months ended September 30, 2020 include costs incurred in connection with the sale of the Onalaska, Wisconsin property. The three and nine months ended September 30, 2019 include costs incurred in connection with the sale of the Athens, Georgia property and the nine months ended September 30, 2019 include costs incurred in connection with the sale of the Clemmons, North Carolina property.

Other income. The three and nine months ended September 30, 2020 include $430,000 of property insurance recoveries to be used towards repairs at our Lake Charles, Louisiana property that was damaged by a hurricane in August 2020. We estimate that we may recognize an additional $450,000 as other income from insurance recoveries over the next several months.

Interest expense. The following table details the components of interest expense for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
(Dollars in thousands)	2020	2019	(Decrease)	Change	2020	2019	(Decrease)	Change
Interest expense:
Credit line interest	$144	$298	$(154)	(51.7)	$601	$777	$(176)	(22.7)
Mortgage interest	4,608	4,739	(131)	(2.8)	13,982	14,063	(81)	(0.6)
Total	$4,752	$5,037	$(285)	(5.7)	$14,583	$14,840	$(257)	(1.7)

Credit line interest

The following table reflects the average interest rate on the average principal amount of outstanding credit line debt for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
(Dollars in thousands)	2020	2019	(Decrease)	Change	2020	2019	(Decrease)	Change
Average interest rate on credit line debt	1.92%	4.04%	(2.12)%	(52.5)	2.64%	4.14%	(1.50)%	(36.2)
Average principal amount outstanding on credit line debt	$18,766	$24,426	$(5,660)	(23.2)	$24,563	$20,043	$4,520	22.6

The decreases in credit line interest in the three and nine months ended September 30, 2020 are substantially due to decreases of 212 and 150 basis points (i.e., from 4.04% to 1.92% and 4.14% to 2.64%), respectively, in the weighted average interest rate due to decreases in the one month LIBOR rate.  The decrease in the three month period is also due, to a lesser extent, to a decrease of $5.7 million (i.e., from $24.4 million to $18.8 million) in the weighted average balance outstanding under our line of credit. The decrease in the nine month period was offset in part by an increase of $4.5 million (i.e., from $20.0 million to $24.5 million) in the weighted average balance outstanding under our line of credit.

Mortgage interest

The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
(Dollars in thousands)	2020	2019	(Decrease)	Change	2020	2019	(Decrease)	Change
Average interest rate on mortgage debt	4.18%	4.32%	(0.14)%	(3.2)	4.19%	4.30%	(0.11)%	(2.6)
Average principal amount of mortgage debt	$440,767	$438,626	$2,141	0.5	$443,566	$435,672	$7,894	1.8

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuances of our equity securities and property sales. Our available liquidity at November 2, 2020, was $72.2 million, including $8.6 million of cash and cash equivalents (including the credit facility’s required $3.0 million average deposit maintenance balance) and $63.6 million available under our credit facility. The facility is currently available for the acquisition of commercial real estate, repayment of mortgage debt, and $10.0 million for renovation expenses and $20.0 million for operating expenses.

Liquidity and Financing

We expect to meet our operating cash requirements (including debt service) principally from cash flow from operations, our available cash and cash equivalents and, to the extent permitted, our credit facility. We and our joint venture partner were also re-developing the Manahawkin Property - we have delayed this redevelopment as we, our joint venture partner, our tenants and prospective tenants evaluate the impact of the pandemic and changing economic conditions on this project.

At September 30, 2020, excluding the mortgage debt of our unconsolidated joint venture, we had 74 outstanding mortgages payable secured by 91 properties in the aggregate principal amount of $437.1 million (before netting unamortized deferred financing costs of $4.0 million). These mortgages represent first liens on individual real estate investments with an aggregate carrying value of $708.3 million, before accumulated depreciation of $112.8 million. After giving effect to interest rate swap agreements, the mortgage payments bear interest at fixed rates ranging from 3.02% to 5.87% (a 4.19% weighted average interest rate) and mature between 2021 and 2042 (a 7.4 year weighted average remaining term to maturity).

The following table sets forth, as of September 30, 2020, information with respect to our mortgage debt that is payable during the three months ending December 31, 2020 and for each of the subsequent twelve months through December 31, 2023 (excluding an unconsolidated joint venture):

(Dollars in thousands)	2020	2021	2022	2023	Total
Amortization payments	$3,189	$14,599	$14,587	$13,576	$45,951
Principal due at maturity	—	8,542	31,584	16,709	56,835
Total	$3,189	$23,141	$46,171	$30,285	$102,786

At September 30, 2020, an unconsolidated joint venture had a first mortgage on its property with an outstanding balance of $22.9 million, bearing an interest rate at 4.0% and maturing in 2025.

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

Credit Facility

Our credit facility, as amended on July 8, 2020, provides that subject to borrowing base requirements, we can borrow up to $100.0 million for the acquisition of commercial real estate, repayment of mortgage debt, and renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes will not exceed the lesser of $30.0 million and 30% of the borrowing base subject to a cap of (i) $10.0 million for renovation expenses and (ii) $20.0 million for operating expense purposes. Pursuant to the July 8th amendment, on February 28, 2021, the amount we can borrow for these purposes will revert to $20.0 million for renovation expenses and $10.0 million for operating expenses. To the extent that as of March 1, 2021 more than $10.0 million is outstanding for operating expense purposes, such excess must be repaid immediately. See “- Liquidity and Capital Resources. The facility matures December 31, 2022 and bears interest equal to the one month LIBOR rate plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 300 basis points if such ratio is greater than 65%. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $100.0 million. The credit facility requires the maintenance of $3.0 million in average deposit balances. At September 30, 2020 and November 1, 2020, the interest rate on the facility was 1.91% and 1.90%, respectively.

The terms of our credit facility include certain restrictions and covenants which limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At September 30, 2020, we were in compliance with the covenants under this facility.

Off-Balance Sheet Arrangement

We are not a party to any off-balance sheet arrangements other than with respect to a land parcel owned by us and located in Beachwood, Ohio. This parcel is improved by a multi-family complex and we ground leased the parcel to the owner/operator of such complex. This ground lease generated $729,000 of rental income during the nine months ended September 30, 2020. At September 30, 2020, our maximum exposure to loss with respect to this property is $13.9 million, representing the carrying value of the land; such leasehold position is subordinate to $67.4 million of mortgage debt incurred by our tenant, the owner/operator of the multi-family complex. We do not believe this type of off-balance sheet arrangement has been or will be material to our liquidity and capital resource positions. See “- Challenges and Uncertainties Facing our Beachwood, Ohio Property” and Note 6 to our consolidated financial statements for additional information regarding this arrangement.

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

We compute adjusted funds from operations, or AFFO, by adjusting from FFO for our straight-line rent accruals and amortization of lease intangibles, deducting lease termination fees and adding back amortization of restricted stock and restricted stock unit compensation expense, amortization of costs in connection with our financing activities (including our share of our unconsolidated joint ventures), income on insurance recoveries from casualties and debt prepayment costs. Since the NAREIT White Paper does not provide guidelines for computing AFFO, the computation of AFFO may vary from one REIT to another.

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

The table below provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for the periods indicated (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
GAAP net income attributable to One Liberty Properties, Inc.	$13,725	$5,118	$23,835	$13,201
Add: depreciation and amortization of properties	5,623	5,457	16,895	16,033
Add: our share of depreciation and amortization of unconsolidated joint ventures	135	130	409	396
Add: impairment due to casualty loss	430	—	430	—
Add: amortization of deferred leasing costs	100	109	306	320
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	5	3	14	14
Deduct: gain on sale of real estate	(10,316)	(2,544)	(14,568)	(3,643)
Deduct: equity in earnings from sale of unconsolidated joint venture property	—	—	(121)	—
Adjustments for non-controlling interests	(22)	(23)	(65)	348
NAREIT funds from operations applicable to common stock	9,680	8,250	27,135	26,669
Deduct: straight-line rent accruals and amortization of lease intangibles	(685)	(192)	(2,226)	(1,498)
Deduct: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	(40)	(19)	(143)	(56)
Add: amortization of restricted stock compensation	1,136	942	3,441	2,834
Add: prepayment costs on debt	58	161	1,123	201
Deduct: income on insurance recoveries from casualty loss	(430)	—	(430)	—
Add: amortization and write-off of deferred financing costs	301	252	760	739
Add: our share of amortization and write-off of deferred financing costs of unconsolidated joint ventures	4	4	13	13
Adjustments for non-controlling interests	2	(37)	3	(24)
Adjusted funds from operations applicable to common stock	$10,026	$9,361	$29,676	$28,878

The table below provides a reconciliation of net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO for the periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
GAAP net income per common share attributable to One Liberty Properties, Inc.	$.67	$.25	$1.17	$.64
Add: depreciation and amortization of properties	.27	.27	.84	.83
Add: our share of depreciation and amortization of unconsolidated joint ventures	.01	.01	.02	.02
Add: impairment due to casualty loss	.02	—	.02	—
Add: amortization of deferred leasing costs	—	.01	.02	.02
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	—	—	—	—
Deduct: gain on sale of real estate	(.50)	(.13)	(.72)	(.18)
Deduct: equity in earnings from sale of unconsolidated joint venture property	—	—	(.01)	—
Adjustments for non-controlling interests	—	—	—	.02
NAREIT funds from operations per share of common stock	.47	.41	1.34	1.35
Deduct: straight-line rent accruals and amortization of lease intangibles	(.03)	(.01)	(.12)	(.08)
Deduct: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—	(.01)	—
Add: amortization of restricted stock compensation	.06	.05	.17	.14
Add: prepayment costs on debt	—	.01	.06	.01
Deduct: income on insurance recoveries from casualty loss	(.02)	—	(.02)	—
Add: amortization and write-off of deferred financing costs	.01	.01	.04	.04
Add: our share of amortization and write-off of deferred financing costs of unconsolidated joint ventures	—	—	—	—
Adjustments for non-controlling interests	—	—	—	—
Adjusted funds from operations per share of common stock	$.49	$.47	$1.46	$1.46

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

We use interest rate swaps to limit interest rate risk on variable rate mortgages. These swaps are used for hedging purposes-not for speculation. We do not enter into interest rate swaps for trading purposes. At September 30, 2020, our aggregate liability in the event of the early termination of our swaps was $6.0 million.

At September 30, 2020, we had 23 interest rate swap agreements outstanding. The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of September 30, 2020, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have increased by approximately $3.2 million and the net unrealized loss on derivative instruments would have decreased by $3.2 million. If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have decreased by approximately $3.4 million and the net unrealized loss on derivative instruments would have increased by $3.4 million. These changes would not have any impact on our net income or cash.

Our mortgage debt, after giving effect to interest rate swap agreements, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.

Our variable rate credit facility is sensitive to interest rate changes. Based on the outstanding balance under this facility of $17.2 million at September 30, 2020, a 100 basis point increase of the interest rate would increase our related interest costs over the next twelve months by approximately $172,000 and a 100 basis point decrease of the interest rate would decrease our related interest costs over the next twelve months by approximately $27,000.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1A. Risk Factors

The following amends and supplements the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A. of our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2020.

The ongoing COVID-19 pandemic and the governmental responses thereto has adversely impacted, and may in the future, adversely impact our business, income, cash flow, results of operations, financial condition, liquidity, prospects, ability to service our debt obligations, or our ability to pay cash dividends to our stockholders.

Unprecedented, extraordinary actions have been taken by federal, state and local governmental authorities to combat the spread of COVID-19, including issuance of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. These measures, while intended to protect human life, have and may continue to prevent our tenants’ customers from frequenting our tenants’ facilities (and may further accelerate the trend toward the provision of goods and services through “e-commerce channels” and away from “bricks and mortar channels”) and our tenants from accessing their leased space and operating their businesses. The foregoing have led to, and may continue to lead to, reduced economic activity and continued high levels of unemployment throughout the United States, including the markets where our properties are located. As a result, there has been, and may continue to be, a severe economic slowdown and there is uncertainty regarding how long the pandemic will impact the economy. Such economic slowdown, among other disruptions caused by the COVID-19 pandemic has, and may continue to, adversely impact our and our tenants’ financial condition and results of operations. Further, the longer the pandemic and the related economic slowdown continue, the more likely it is that it will adversely impact, or more significantly adversely impact, tenants that to date have been only been minimally impacted by these factors.

Our ability to lease our properties and collect rental revenues and expense reimbursements, and the ability of our tenants to fulfill their obligations to us, is dependent in part upon national, regional and local economic conditions. As a result of the severe economic slowdown, many of our tenants have and are continuing to experience a deterioration in their financial position, results of operations and cash flow, and have requested rent abatements and/or deferrals. In response, during the six months ended September 30, 2020, we (i) abated $1.4 million (without giving effect to lease extensions which partially offset the abatements) of rental income and (ii) deferred $3.5 million of rent payments (the “Deferred Rent”), of which approximately 47.0% is owed by four tenants and approximately $291,000 of which is to be paid by tenants, or their affiliates, that filed for bankruptcy protection. If the economic slowdown continues for an extended period, our tenants may be unable to satisfy their obligations to us (including obligations under deferral arrangements or extended leases) and will seek additional rent relief. Our financial condition, results of operations and cash flows could be adversely affected if we grant additional rent relief or if tenants are unable to satisfy their obligations, including modified obligations, to us.

The economic uncertainty surrounding the COVID-19 pandemic is causing disruption and instability in the financial markets and may impact our ability to raise capital from debt and equity markets on favorable terms or at all. Further, our management team is focused on mitigating the impacts of the responses to the pandemic, which has required and will continue to require, a large investment of time and resources. Many of our employees and others performing services on our behalf are currently working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

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
101

The following financial statements and notes from the One Liberty Properties, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 filed on November 5, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

ONE LIBERTY PROPERTIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: November 5, 2020	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: November 5, 2020	/s/ David W. Kalish
David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)